Form 10-Q
period 1994-12-31
CIRRUS LOGIC INC
filed 1995-02-14
CIK 772406

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended    December 31, 1994

Commission file Number     0-17795

                   CIRRUS LOGIC, INC.
(Exact name of registrant as specified in its charter.)

      CALIFORNIA                      77-0024818
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

3100 West Warren Avenue, Fremont, CA             94538
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:
(510) 623-8300

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]



     The number of shares of the registrant's common stock, no par value, was 30,002,351 at December 31, 1994.

Part 1.  Financial Information
Item 1.  Financial Statements.
                                CIRRUS LOGIC, INC.

               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (In thousands, except per share data)
                               (Unaudited)
                                                        Quarter Ended    Three Quarters Ended
                                                     Dec. 31,   Jan. 1,  Dec. 31,   Jan. 1,
                                                       1994      1994      1994      1994
                                                     --------- --------- --------- ---------
Net sales                                            $228,599  $154,068  $615,807  $381,930

Costs and expenses:
  Cost of sales                                       135,658    79,264   346,000   208,205
  Research and development                             40,902    32,776   116,144    90,005
  Selling, general and administrative                  32,314    23,762    90,450    64,880
  Non-recurring costs                                       -         -     3,856         -
  Merger costs                                              -         -     2,418         -
                                                     --------- --------- --------- ---------
    Total costs and expenses                          208,874   135,802   558,868   363,090

Income from operations                                 19,725    18,266    56,939    18,840
Gain on sale of equity investment                           -    11,226         -    13,682
Interest and other income, net                          1,417       556     5,098     1,163
                                                     --------- --------- --------- ---------
Income before provision for income taxes and
  cumulative effect of accounting change               21,142    30,048    62,037    33,685
Provision for income taxes                              6,660    10,019    19,542    10,683
                                                     --------- --------- --------- ---------
Income before cumulative effect of accounting change   14,482    20,029    42,495    23,002

Cumulative effect as of March 31, 1993, of change
  in method of accounting for income taxes                  -         -         -     7,550
                                                     --------- --------- --------- ---------
Net income                                            $14,482   $20,029   $42,495   $30,552
Income per common and common equivalent share
  before cumulative effect of accounting change         $0.46     $0.71     $1.34     $0.84
Cumulative effect of accounting change per common
  and common equivalent share                               -         -         -      0.28
                                                     --------- --------- --------- ---------
Net income per common and common equivalent share       $0.46     $0.71     $1.34     $1.12

Weighted average common and common
  equivalent shares outstanding                        31,650    28,370    31,708    27,358

See Notes to the Unaudited Consolidated Condensed Financial Statements.

                                CIRRUS LOGIC, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In thousands)
                                   (Unaudited)
                                                     Dec. 31,   Apr. 2,
                                                       1994      1994
                                                     --------- ---------
                   ASSETS
Current assets:
  Cash and cash equivalents                          $101,395  $193,825
  Short-term investments                               82,642    49,083
  Accounts receivable, net                            128,440    84,885
  Inventories                                          92,455    78,805
  Other current assets                                 23,798    21,400
                                                     --------- ---------
    Total current assets                              428,730   427,998
Property and equipment, net                            93,974    70,424
Joint venture manufacturing agreement                  50,000         -
Investment in joint venture                            13,800         -
Deposits and other assets                              29,247    19,509
                                                     --------- ---------
                                                     $615,751  $517,931

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities           $138,953  $102,415
  Accrued salaries and benefits                        22,786    24,157
  Obligations under equipment loans and
    capital leases, current portion                    11,815    11,007
  Income taxes payable                                 23,561    16,892
                                                     --------- ---------
    Total current liabilities                         197,115   154,471

Obligations under equipment loans and
  capital leases, non-current and other                25,419    19,145

Commitments and contingencies

Shareholders' equity:
  Capital stock                                       276,849   270,442
  Retained earnings                                   116,368    73,873
                                                     --------- ---------
    Total shareholders' equity                        393,217   344,315
                                                     --------- ---------
                                                     $615,751  $517,931

See Notes to the Unaudited Consolidated Condensed Financial Statements.

                                CIRRUS LOGIC, INC.
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                  (In thousands)
                                                     Three Quarters Ended
                                                     Dec. 31,   Jan. 1,
                                                       1994      1994
                                                     --------- ---------
Cash flows from operations:
  Net income                                          $42,495   $30,552
  Adjustments to reconcile net income to net
   cash flows from operations:
   Depreciation and amortization                       27,217    18,641
   Gain on sale of equity investment                        -   (13,682)
   Cumulative effect of accounting change                   -    (7,550)
   Net change in operating assets and liabilities     (17,767)   11,574
                                                     --------- ---------
     Net cash flows provided by operations             51,945    39,535
                                                     --------- ---------
Cash flows from investing activities:
  Purchase of short-term investments                 (255,782) (144,753)
  Proceeds from sale of short-term investments        222,223   143,826
  Proceeds from sale of equity investment                   -    14,753
  Purchase of long-term investments                         -   (14,906)
  Additions to property and equipment                 (36,621)  (26,566)
  Joint venture manufacturing agreement               (50,000)        -
  Investment in joint venture                         (13,800)        -
  Increase in deposits and other assets               (16,939)   (3,544)
                                                     --------- ---------
     Net cash flows used by investing activities     (150,919)  (31,190)
                                                     --------- ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock                6,311    10,624
  Proceeds from short-term borrowing                        -     8,000
  Payment of short-term borrowing                           -    (8,000)
  Borrowings on equipment loans                         9,115     3,673
  Principal payments on capital leases and loans       (8,882)   (9,093)
                                                     --------- ---------
     Net cash flows provided by financing activities    6,544     5,204
                                                     --------- ---------
(Decrease) increase in cash and cash equivalents      (92,430)   13,549
Cash and cash equivalents - beginning of period       193,825    35,586
                                                     --------- ---------
Cash and cash equivalents - end of period            $101,395   $49,135

Supplemental disclosure of cash flow information:
  Interest paid                                        $1,803    $1,687
  Income taxes paid                                   $12,873    $4,672
  Equipment purchased under capitalized leases         $6,849    $3,971

See Notes to the Unaudited Consolidated Condensed Financial Statements.


                              CIRRUS LOGIC, INC.

     NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. Basis of Presentation

The Consolidated Condensed Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, and notes thereto for the year ended April 2, 1994, included in the Company's 1994 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.

During August 1994, Cirrus Logic completed a merger with PicoPower Technology, Inc. (PicoPower). Cirrus Logic issued 1,304,619 shares of Common Stock in exchange for all of the outstanding common stock of PicoPower in a transaction accounted for as a pooling of interests. In addition, Cirrus Logic agreed to assume all outstanding options and a warrant to purchase stock of PicoPower, which represented the right to purchase 396,883 shares of Cirrus Logic Common Stock. As disclosed in the table in Note 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 1994, all financial information has been restated to reflect the combined operations of the two companies.


2. Cash Equivalents and Investments

Cash equivalents consist primarily of over-night deposits, U.S. Government Treasury instruments, and money market funds with original maturities of three months or less at date of purchase. Short-term investments include debt instruments that have maturities greater than three months but less than one year and also include money market preferred stock.

Effective April 3, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which creates certain classification categories for such investments, based on the nature of the securities and the intent and investment goals of the Company. In accordance with SFAS 115, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect as of April 2, 1994 of adopting SFAS 115 was immaterial.

Under SFAS 115, management determines the appropriate classification of certain debt and equity securities at the time of purchase as either held-to-maturity, trading or available-for-sale and reevaluates such designation as of each balance sheet date.

Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income. Gross realized and unrealized gains and losses have not been material to date. Held-to-maturity securities include only those securities the Comany has the positive intent and ability to hold to maturity.

Cash and cash equivalents and held-to-maturity debt securities as of December 31, 1994 are (in thousands):

                                                                 Held-to
                                             Cash and Cash    Maturity Debt
                                              Equivalents       Securities
                                             -------------    -------------
  Cash                                         $  87,007          $       -
  Commercial paper                                 9,892                  -
  U.S. Government Treasury instruments                 -             48,911
  Municipal bonds                                      -              4,789
  Certificates of deposit                          2,998              4,992
  U.S. Government Agency instruments               1,498                  -
                                             -------------    -------------
                                               $ 101,395          $  58,692

Available-for-sale investments are comprised of $23,950,000 of money market preferred stock at December 31, 1994. Book value approximates cost and realized and unrealized gain and losses on money market preferred stock have been immaterial at and for the three quarters ended December 31, 1994.


3. Inventories

Inventories are comprised of the following:

                                               December 31,        April 2,
                                                   1994              1994
                                               ------------       -----------
                                                       (In thousands)
            Work-in-process                       $ 76,500          $ 62,833
            Finished goods                          15,955            15,972
                                               ------------       -----------
                     Total                        $ 92,455          $ 78,805


4. Joint Venture and Related Manufacturing Agreement

During September 1994, the Company and International Business Machines Corporation (IBM) completed a joint manufacturing agreement. In January 1995, under the terms of the agreement a new joint venture, called MiCRUS, began manufacturing semiconductor wafers for each parent company using IBM's submicron wafer processing technology. MiCRUS leased an existing 175,000 square-foot IBM facility located at the Hudson Valley Research Park in East Fishkill, New York. Focusing initially on manufacturing CMOS wafers with line widths in the 0.8 to 0.5 micron range, the joint venture plans to be in volume production of both IBM and Cirrus Logic products by mid-year calendar 1995.
IBM and Cirrus Logic own 52% and 48% of MiCRUS, respectively. The Company has a commitment for 50% of the capacity of the facility. The term of the joint venture, initially set for eight years, may be extended by mutual accord. Activities of the joint venture are focused on the manufacture of semiconductor wafers, and do not encompass product licensing or product exchanges. In January 1995, MiCRUS leased approximately $145 million of wafer fabrication and infrastructure equipment pursuant to a lease with a third party (see Note 8). In addition, IBM and Cirrus Logic each expect to provide MiCRUS with approximately $100 million of additional capital equipment for the expansion of operations. The State of New York has offered to provide Cirrus Logic with up to $40 million in long-term loans to fund a portion of the expansion in addition to low cost power and certain tax abatements for new investment in the State. In December 1994, Cirrus Logic paid $63.8 million for the joint venture investment and the manufacturing agreement. The manufacturing agreement costs of $50 million will be charged to the cost of production over the life of the venture based upon units of production.


5. Non-recurring and Merger Costs

In the second quarter of fiscal 1995, non-recurring and merger costs were approximately $6.3 million. Non-recurring costs of $3.9 million were primarily associated with the acquisition of certain technology and marketing rights and the remaining minority interest in a subsidiary, and the formation of the MiCRUS joint venture with IBM. Merger costs of approximately $2.4 million for the August 1994, combination of Cirrus Logic and PicoPower included one-time costs for charges related to the combination of the two companies, financial advisory services, and legal and accounting fees.


6. Income Taxes

The Company provides for income taxes during interim reporting periods based upon an estimate of the annual effective tax rate. Such estimate reflects an effective tax rate lower than the federal statutory rate primarily because of the research and development credit and certain foreign operations taxed at lower rates.


7. Net Income Per Common and Common Equivalent Share

Net income per common and common equivalent share is based on the weighted average common shares outstanding and dilutive common equivalent shares (using the treasury stock or modified treasury stock method, whichever applies). Common equivalent shares include stock options and warrants. Dual presentation of primary and fully diluted earnings per share is not shown on the face of the income statement because the differences are insignificant.


8. Commitments and Contingencies

Under the terms of the MiCRUS equipment lease agreement, the Company is jointly and severally liable with IBM to pay an approximate $145 million lease obligation if MiCRUS does not pay.

Item 2.

                   Management's Discussion and Analysis of

                Financial Condition and Results of Operations


On August 12, 1994, Cirrus Logic completed a merger with PicoPower
Technology, Inc. (PicoPower). Details of the transaction are described in Note 1 to the unaudited consolidated condensed financial statements. The merger was structured as a tax-free reorganization and was accounted for as a pooling of interests. All financial information has been restated to reflect the combined operations of the two companies.

This information should be read along with the unaudited consolidated condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended April 2, 1994, contained in the Annual Report to Shareholders.


Results of Operations

The following table discloses the percentages that income statement items are to net sales and the percentage change in the dollar amounts for the same items compared to the similar period in the prior fiscal year.



                                                          Percentage of Net Sales
                                                  Quarter Ended                 Three Quarters Ended
                                        -------------------------------  -------------------------------
                                        Dec.  31,   Jan. 1,  Percentage  Dec. 31,   Jan. 1,  Percentage
                                          1994      1994      change      1994      1994      change
                                        --------- --------- -----------  --------- --------- -----------
    Net sales                               100%      100%       48%      100%      100%          61%
    Gross margin                             41%       49%       24%       44%       45%          55%
    Research and development                 18%       21%       25%       19%       24%          29%
    Selling, general and administrative      14%       15%       36%       15%       17%          39%
    Non-recurring costs                       -         -       N/A         1%        -          N/A
    Merger costs                              -         -       N/A         0%        -          N/A
    Income from operations                    9%       12%        8%        9%        5%         202%
    Income before income taxes
        and cumulative effect of
        accounting change                     9%       20%      -30%       10%        9%          84%
    Income taxes                              3%        7%      -34%        3%        3%          83%
    Income before cumulative effect
        of accounting change                  6%       13%      -28%        7%        6%          85%
    Cumulative effect as of March 31,
        1993, of change in method of
        accounting for income taxes           -         -       N/A         -         2%        -100%
    Net income                                6%       13%      -28%        7%        8%          39%


Net sales for the third quarter of fiscal 1995 were $228.6 million, an increase of 48% from the $154.1 million reported for the third quarter of fiscal 1994. Net sales for the first three quarters of fiscal 1995 were $615.8 million, an increase of 61% over the $381.9 million reported for the same period of fiscal 1994. The net sales increase for the third quarter and the first three quarters of fiscal 1995 compared to the same periods in 1994 was largely due to an increase in sales of graphics, audio, mass storage and wireless communications products. Graphics and mass storage product revenue grew because of an increase in unit sales to the desktop personal computer market segment. Audio product sales grew because of an increase in sales of 16-bit audio codec products. Wireless communications product sales grew because of Cellular Digital Packet Data (CDPD) base station installations, in the second and third quarters of fiscal 1995.

For the third quarter and the first three quarters of fiscal 1995, export sales (including sales to U.S.-based customers with manufacturing plants overseas) were 61% and 57%, respectively, of total sales compared to 59% and 56%, respectively for the corresponding periods in fiscal 1994. The Company's sales are currently denominated primarily in U.S. dollars. The Company may purchase hedging instruments to reduce short-term foreign currency exposure related to trade receivables denominated in foreign currencies.

No customer accounted for 10% or more of sales during the third quarter or the first three quarters of fiscal year 1995. During the first three quarters of fiscal 1994, sales to IBM were approximately 10% of net sales. No other customer accounted for 10% or more of sales during these periods.


Gross Margin

The gross margin was 41% in the third quarter of fiscal 1995, compared to 49% for the third quarter of fiscal 1994. For the first three quarters of fiscal 1995, the gross margin was 44% compared to 45% for the same period in fiscal 1994. The decline in the gross margin percentage for the third quarter of fiscal 1995 compared to the same quarter in fiscal 1994 was mostly the result of expediting expenses related to premiums paid to suppliers to increase production of the Company's products, higher wafer costs caused by the increased use of more expensive suppliers, yield loss on several new products ramping into production, and lower selling prices on certain graphics and audio parts. Exacerbating the gross margin decline in the quarter was the insufficient supply of 0.6 micron wafers which made necessary the use of less cost effective 0.8 micron wafers to meet expanded unit shipments. The decrease in the gross margin percentage for the first three quarters of fiscal 1995 compared to the same period in fiscal 1994 was tempered by a $10 million charge to cost of sales in the first quarter of fiscal 1994 as a result of decreased demand for certain of the Company's low-end mass storage products. One-time royalty revenue of approximately $3 million was included in net sales in the first quarter of fiscal year 1995. But, offsetting this royalty revenue was an increased inventory reserve as a result of decreased forecasted demand for certain of the Company's 16-bit audio codecs. Because of continuing cost and price issues, the Company does not expect an improvement in gross margins unless significant expansion of 0.6 micron CMOS wafer capacity, at anticipated costs, comes on-line in mid-year calendar 1995. There is no assurance this will occur.


Research and Development

Research and development expenditures increased $8.1 million over the third quarter of fiscal 1994 to $40.9 million in the third quarter of fiscal 1995. The expenditures were approximately 18% of net sales in the third quarter of fiscal 1995 compared to 21% in the third quarter of fiscal 1994. For the first three quarters of fiscal 1995, research and development expenses were 19% of net sales as compared to 24% in the same period of fiscal 1994. In fiscal 1994, expenses increased at a rate greater than sales. Therefore, the amount as a percentage of net sales declined in fiscal 1995. The absolute increase in spending is because of a greater number of product development programs. The Company intends to continue making substantial investments in research and development and expects these expenditures will continue to increase in absolute amounts.


Selling, General and Administrative Expenses

Selling, general and administrative expenses represented approximately 14% and 15% of net sales in the third quarter and the first three quarters of fiscal 1995, respectively, as against 15% and 17% in the comparable periods in fiscal 1994. In fiscal 1994, expenses increased at a rate greater than sales. Therefore, the amount as a percentage of net sales declined in fiscal 1995. The absolute spending increase in fiscal 1995 reflects increased direct expenses for the expanding sales force, increased marketing expenses for promotions and advertising, and increased administrative and legal expenses. The Company expects these expenses to increase in absolute terms during the remainder of fiscal 1995.


Non-recurring and Merger Costs

In the second quarter of fiscal 1995, non-recurring and merger costs were approximately $6.3 million or 3% of the quarter's net sales. Non-recurring costs of $3.9 million were primarily associated with the acquisition of technology and marketing rights and the remaining minority interest in a subsidiary, and the formation of the new joint venture (MiCRUS) with IBM. Merger costs of approximately $2.4 million for the August 1994, combination of Cirrus Logic and PicoPower included one-time costs for charges related to the combination of the two companies, financial advisory services, and legal and accounting fees.


Income Taxes

The Company's effective tax rate was 31.5% for the third quarter and the first three quarters of fiscal 1995, respectively, as against 33.3 % and 31.7% for the comparable periods in fiscal year 1994. The 31.5% annual effective tax rate for fiscal 1995 is less than the U.S. federal statutory rate primarily because of research and development tax credits and certain foreign earnings taxed at lower rates.


Liquidity and Capital Resources

During the first three quarters of fiscal 1995, the Company generated approximately $51.9 million of cash and cash equivalents from its operating activities, compared to $39.5 million during the first three quarters of fiscal year 1994. The increase was due primarily to increased income from operations, an increase in the non-cash effect of depreciation and amortization offset somewhat by the effect of the net change in operating assets and liabilities.

During the first three quarters of fiscal 1995, $150.9 million in cash was used in investing activities compared to $31.2 million used in investing activities during the same period last fiscal year. Short-term investments were the principal investing activities generating or using cash along with additions to property and equipment and, in fiscal 1995, cash used for the MiCRUS joint venture. In fiscal 1994, the Company received proceeds from the sale of a portion of its investment in Media Vision. The Company has a bank line of credit for up to a maximum of $25 million available through December 1995, at the bank's prime rate. As of December 31, 1994, there were no outstanding borrowings.

Cash, cash equivalents and short-term investments decreased $58.9 million from $242.9 million at April 2, 1994, to $184.0 million at December 31, 1994. During the same period, accounts receivable and inventory increased $57.2 million and accounts payable, accrued liabilities and income taxes payable increased $41.8 million. The increases in accounts receivable, inventory, accounts payable and accrued liabilities are associated with the growth in the Company's operations.

During September 1994, the Company and International Business Machines Corporation (IBM) completed a joint manufacturing agreement. In January 1995, under the terms of the agreement a new joint venture, called MiCRUS, began manufacturing semiconductor wafers for each parent company using IBM's submicron wafer processing technology. MiCRUS leased an existing 175,000 square-foot IBM facility located at the Hudson Valley Research Park in East Fishkill, New York. Focusing initially on manufacturing CMOS wafers with line widths in the 0.8 to 0.5 micron range, the joint venture plans to be in volume production of both IBM and Cirrus Logic products by mid-year calendar 1995. IBM and Cirrus Logic own 52% and 48% of MiCRUS, respectively. The Company has a commitment for 50% of the capacity of the facility. The term of the joint venture, initially set for eight years, may be extended by mutual accord. Activities of the joint venture are focused on the manufacture of semiconductor wafers, and do not encompass product licensing or product exchanges. In January 1995, MiCRUS leased approximately $145 million of wafer fabrication and infrastructure equipment pursuant to a lease with a third party. In addition, IBM and Cirrus Logic each expect to provide MiCRUS with approximately $100 million of additional capital equipment for the expansion of operations. The State of New York has offered to provide Cirrus Logic with up to $40 million in long-term loans to fund a portion of the expansion in addition to low cost power and certain tax abatements for new investment in the State. In December 1994, Cirrus Logic paid $63.8 million for the joint venture investment and the manufacturing agreement. The manufacturing agreement costs of $50 million will be charged to the cost of production over the life of the venture based upon units of production.

The Company's future capital requirements include financing the growth of working capital items such as accounts receivable and inventory, and the purchase of manufacturing and test equipment. In addition, the Company is continuing to pursue potential transactions to satisfy its future production requirements, including equity investments in, loans to or joint ventures with wafer manufacturing companies and acquisition or construction of wafer fabrication facilities. The Company has acquired technology companies in the past and may do so in the future. Such potential transactions may require substantial capital resources, which may require the Company to seek additional debt or equity financing.


Future Operating Results

The Company's products are in various stages of their product life cycles. The Company's success is highly dependent upon its ability to develop complex new products, to introduce them to the marketplace ahead of the competition, and to have them selected for design into products of leading systems manufacturers. These factors have become increasingly important to the Company's results of operations because the rate of change in the markets served by the Company continues to accelerate. Since product life cycles are continually becoming shorter, revenues may be affected quickly if new product introductions are delayed. The Company's gross margins also will depend on the Company's success at introducing new products quickly and effectively because the gross margins of semiconductor products decline as competitive products are introduced.
Also, the Company must deliver product to customers according to customer schedules. If delays occur, then revenues and gross margins for current and follow-on products may be affected as customers may shift to competitors to meet their requirements. There can be no assurance that the Company will continue to compete successfully because of these factors.

The 2D graphics accelerators have replaced graphics controllers as the mainstream PC graphics product. The market is now changing to include accelerated CD ROM video playback along with accelerated graphics and, eventually, 3D acceleration capability. The Company is striving to bring products to market for these needs, but there is no assurance that it will succeed in doing so in a timely manner. If the market for these products does not develop or is delayed, or if these products are not brought to the market in a timely manner or do not address the market needs or cost or performance requirements, then net sales would be adversely affected. Currently, the Company continues to experience intense competition in the sale of graphics products. If competitors are successful in supplanting the Company's products, the Company's market share may not be sustainable and net sales, gross margin, and earnings would be adversely affected.

During fiscal 1994, the Company captured a large share of the market for desktop graphics controllers and graphics accelerators. The Company believes that it is unlikely to increase its market share further, and that future growth in revenues from desktop graphics products is likely only if the size of the market continues to increase or if competitors fail or are delayed in introducing new products. Several competitors have recently introduced products and adopted pricing strategies that have increased competition in the desktop graphics market and put additional pressure on prices and gross margins. These factors will adversely affect revenues and gross margins for graphics accelerator products.

Most of the Company's revenues in the multimedia audio market derive from sales of 16-bit audio codecs for PCs. However, the market for these products is currently highly concentrated. Most purchases of the Company's audio codecs are made by a small number of add-in card manufacturers that produce after-market sound cards for PCs. To date, sales of multimedia audio products have been primarily in the consumer market, which is a smaller and more volatile segment of the PC market. Future increases in revenues from these products are likely to depend on the continuing growth in the use of audio products in consumer and business applications in the PC industry and selection of the Company's audio products by more add-in card manufacturers and PC OEMs. If a competitor succeeded in supplanting the Company's products at any of these customers, the Company's market share could decline suddenly and materially.

In the past, the Company's mass storage revenues have been derived almost exclusively from disk drive controllers. Several major disk drive customers source or are planning to source some or all of their disk controller requirements internally. The Company has recently expanded its line of disk drive products to include read/write and motion controller chips. Future mass storage revenues will be heavily dependent on the acceptance and qualification of new controller chips as well as the read/write and motion controller chips by the Company's customers. Volume shipments of motion controller chips are not expected to occur in the short term because the Company's customers must make a substantial investment in new software development before they can use this product.

The disk drive market has historically been characterized by a relatively small number of disk drive manufacturers and by periods of rapid growth followed by periods of oversupply and contraction. As a result, suppliers to the disk drive industry experience large and sudden fluctuations in product demand. Furthermore, the price competitive nature of the disk drive industry continues to put pressure on the price of all disk drive components.

Sales of the Company's CDPD products commenced during the quarter ended October 1, 1994, but the growth of the business remains dependent on various factors, many of which are outside the Company's control. The Company's subsidiary, PCSI, is investing heavily in research and development and is now manufacturing and selling CDPD base stations to carriers to provide the communication infrastructure in anticipation of a developing market for the use of CDPD technology. If the CDPD market does not develop, then future net sales, gross margin, and earnings would be adversely affected.

Sales of digital cordless phone products, which were developed by PCSI for the Japanese market, will depend upon the issuance of licenses to carriers in Japan to offer services based on those products. All sales will be conducted through the Company's Japanese marketing partners which will limit the Company's gross margins for its digital cordless products.

As is common in the computer industry, the Company frequently ships more product in the third month of each quarter than in either of the first two months of the quarter, and shipments in the third month are higher at the end of that month. This pattern is likely to continue. The concentration of sales in the last month of the quarter may cause the Company's quarterly results of operations to be more difficult to predict. Moreover, if sufficient turns business does not materialize or a disruption in the Company's production or shipping occurs near the end of a quarter, the Company's revenues for that quarter could be materially reduced.

The Company must order wafers and build inventory well in advance of product shipments. There is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products because the Company's markets are volatile and subject to rapid technology and price changes. This inventory risk is heightened because certain of the Company's customers place orders with short lead times and because sales to these customers have increased as a percentage of total sales. To the extent the Company produces excess or insufficient inventories of particular products, the Company's revenues and earnings could be adversely affected.

All of the Company's wafers currently are manufactured to the Company's specifications by outside suppliers. The Company uses other outside vendors to package the wafer die into integrated circuits, and the Company tests most of its semiconductor products at its Fremont, California and Austin, Texas facilities. The Company's reliance on third party suppliers involves several risks, including the absence of adequate guaranteed capacity, the possible unavailability of or delays in obtaining access to certain process technologies, and reduced control over delivery schedules, manufacturing yields and costs. The Company may be particularly sensitive to these risks because its wafer suppliers are currently producing at or near their full scheduled capacity. The Company's results of operations could be adversely affected if new suppliers are not qualified in time to meet production requirements or if particular suppliers are unable to provide a sufficient and timely supply of product, whether because of capacity constraints, unexpected disruptions at the plants, or other reasons, or if the Company is forced to purchase wafers from higher cost foundries or to pay expediting charges to obtain additional supply, or if the Company's test facilities were disrupted for an extended period of time. Certain of the Company's products are manufactured using 0.8 and 0.6-micron CMOS process technologies. Industry demand for these process technologies is strong and, continuing through fiscal year 1996, the Company believes that there is a shortage of manufacturing capacity to produce wafers using these processes. Because of this supply shortage, there is an increased risk that certain products will not be readily available for sale according to customer schedules and a risk that the Company's wafer cost will increase. Net sales and gross margin could be adversely affected by the supply shortage, which could be exacerbated if vendors encounter delivery problems. The Company's results of operations also could be adversely affected if the Company's suppliers are subject to injunctions arising from alleged violations of third party intellectual property rights. The enforcement of such an injunction could impede a supplier's ability to provide wafers to the Company.

The Company is contractually committed to purchase one-half of the wafers produced by MiCRUS. The wafers will be priced at MiCRUS' costs. If MiCRUS is able to produce wafers at or below prices generally prevalent in the market, the Company will benefit. If, however, MiCRUS is not able to produce wafers at competitive prices, the Company's results of operations will be correspondingly affected. MiCRUS will not begin producing wafers in volume until fiscal 1996. The ramp-up of such a large operation inevitably involves risks, and there can be no assurance that MiCRUS' manufacturing costs will be competitive.

As a party to the MiCRUS joint venture, the Company also will share in the risks encountered by wafer manufacturers generally, including timely development of products using the manufacturing technology, unexpected disruptions to the manufacturing process, the difficulty of maintaining quality and consistency, particularly at the smaller submicron levels, dependence on equipment suppliers, high capital costs, environmental hazards and regulation, and technological obsolescence.

In order to obtain an adequate supply of wafers, the Company has considered and will continue to consider various possible transactions, including the increased use of "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods, equity investments in or loans to wafer manufacturing companies in exchange for guaranteed production, the formation of joint ventures to own and operate wafer manufacturing facilities and the acquisition or construction of wafer fabrication facilities.

During September 1993, the Company entered into a 3-year volume purchase agreement with a wafer vendor. Under the terms of the agreement, the Company must purchase certain minimum quantities of wafers. If the Company does not purchase these minimum quantities, it may be required to pay a reduced amount for any shortfall not sold by the vendor to other customers.

The Company and certain of its customers from time to time have been notified that they may be infringing certain patents and other intellectual property rights of others. Because successive generations of the Company's products tend to offer more functions on one chip, there is a likelihood that more of these claims will occur as the products become more highly integrated.
Further, customers have been named in suits alleging infringement of patents by customer products. Certain components of these products have been purchased from the Company and may be subject to indemnification provisions made by the Company to the customers. The Company has not been named in any suits.
Although licenses are generally offered in such situations, there can be no assurance that litigation will not be commenced in the future regarding patents, mask works, copyrights, trademarks, trade secrets, or indemnification liability, or that any licenses or other rights can be obtained on acceptable terms. While the Company cannot accurately predict the eventual outcome of these or any other such matters, at this time management believes that the likelihood of an outcome resulting in a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows is remote. Should an unfavorable outcome occur, it could have an adverse effect on the Company's future operations and/or liquidity. Also, efforts of defending the Company against future lawsuits, if any, would use cash and management resources.

Sales of the Company's products depend largely on sales of PCs. The Company's graphics and audio products are usually sold directly to computer or add-in-card manufacturers. The mass storage products are sold to the disk drive manufacturers, which in turn sell to the computer manufacturers. The Company believes that a slowdown in sales in the PC market would adversely affect the Company's sales and earnings. A downturn in the PC market or the acceptability of end-user products could also affect the financial health of some of the Company's customers, which could affect the Company's ability to collect outstanding accounts receivable from these customers. Furthermore, the intense price competition in the PC industry is expected to continue to put pressure on the price of all PC components.

Because most of the Company's subcontractors are located in Japan and other Asian countries, the Company's business is subject to risks associated with many factors beyond its control, such as fluctuation in foreign currency rates, instability of foreign economies and governments, and changes in U.S. and foreign laws and policies affecting trade and investment. Although the Company buys limited amounts of hedging instruments to reduce its exposure to currency exchange rate fluctuations, the Company's competitive position can be affected by the exchange rate of the U.S. dollar against other currencies, particularly the yen.

The recent earthquake in Kobe, Japan has caused the Company some disruption in certain of its operations and some customers may be affected; however, the Company anticipates that such results of the earthquake will not materially affect the Company's operations.

The semiconductor and communication technologies industries are intensely competitive and are characterized by price erosion and rapid technological change. Competitors consist of major domestic and international companies, many of which have substantially greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of their products. Emerging companies are also increasing their participation in the market, as well as customers who develop their own integrated circuit products. The ability of the Company to compete successfully in the rapidly evolving area of high-performance integrated circuit technology depends significantly on factors both within and outside of its control, including but not limited to, success in designing, manufacturing and marketing new products, protection of Company products by effective utilization of intellectual property laws, product quality, reliability, ease of use, price, diversity of product line, efficiency of production, the pace at which customers incorporate the Company's integrated circuits into their products, success of the customers' products and general economic conditions. Also, the Company's future success will depend, in part, on its ability to continue to retain, attract and motivate highly qualified personnel. Because of this and other factors, past results may not be a useful predictor of future results.



Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

    a.  Exhibits

          Exhibit 11.     Statement re: Computation of Earnings per share

          Exhibit 27.     Financial Data Schedule

    b.  Reports on Form 8-K               None.




                        CIRRUS LOGIC, INC.
                           SIGNATURES


          Pursuant to the requirement of the Securities Exchange
Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   CIRRUS LOGIC, INC.
                                   (Registrant)


February 13, 1995             /s/ Sam S. Srinivasan
Date                          Sam S. Srinivasan
                              Senior Vice President, Finance and
                              Administration, Chief Financial Officer,
                              Treasurer and Secretary
                              (Principal Financial and Accounting Officer)


February 13, 1995             /s/ Micheal L. Hackworth
Date                          Micheal L. Hackworth
                              President, Chief Executive Officer
                              and Director (Principal Executive Officer)