Form 10-K
period 1995-04-01
CIRRUS LOGIC INC
filed 1995-06-30
CIK 772406

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended April 1, 1995

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

Securities registered pursuant to Section 12(b) of the Act:
       None
Securities registered pursuant to Section 12(g) of the Act:
       Common Stock, No Par Value
             (Title of Class)

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]        NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of June 2, 1995 was approximately $1,090,750,000 based upon the closing price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     The number of shares of the registrant's common stock, no par value, was 61,549,966 as of June 2, 1995. (On June 1, 1995, the Board of Directors approved a two-for-one split of the Company's Common Stock. Shareholders of record as of June 19, 1995 will receive certificates reflecting the additional shares. These certificates will be distributed on July 17, 1995. All references to the number of shares of Common Stock, warrants and options to purchase shares of Common Stock, weighted average common and common equivalent shares outstanding, and share prices have been restated to reflect the two-for-one split.)

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 1995 Annual Meeting of Shareholders to be held August 1, 1995 are incorporated by reference into
Part III of this Form 10-K.

                             PART I


ITEM 1.  BUSINESS

     Cirrus Logic, Inc., ("Cirrus Logic" or the "Company") was incorporated in California on February 3, 1984, as the successor to a research corporation which had been incorporated in Utah in 1981. The Company commenced operations in November 1984.

     In October 1991, April 1992, February 1993, and August 1994, the Company merged with Crystal Semiconductor Corporation (Crystal), Acumos Incorporated (Acumos), Pacific Communication Sciences, Inc. (PCSI), and PicoPower Technology, Inc. (PicoPower), respectively. These mergers were tax free reorganizations and were accounted for as poolings of interests. All of the consolidated financial information reflects the combined operations of the companies.

     Cirrus Logic, Inc. (the "Company") operates principally in a single industry segment. The Company is a leading manufacturer of advanced integrated circuits for the desktop and portable computing, telecommunications, and consumer electronics markets. The Company applies its system-level expertise in analog and digital design to innovate highly integrated, software-rich solutions. Cirrus Logic offers a broad portfolio of products including highly integrated chips, software, evaluation boards, manufacturing kits, subsystem modules and telecommunications system equipment. The Company performs its own wafer and product testing, engineering support and quality and reliability assurance, and uses subcontractors to manufacture wafers and assemble products. The Company also manufactures Cellular Digital Packet Data (CDPD) base station equipment for sale to cellular telephone companies. This equipment enables the wireless communications technologies necessary to develop the markets for advanced integrated circuits.

Multimedia

     The Company offers a broad range of multimedia products, comprising primarily graphics, video, and audio integrated circuits and software. These products bring T.V. quality video and CD-quality audio to multimedia applications for PCs, workstations, Videoconferencing systems and consumer electronics.

     The Company's customers in the multimedia market are predominantly PC Original Equipment Manufacturers (OEMs), as well as some of the leading add-in board makers. As of fiscal 1995 year end these major OEM customers included Acer, Apple, AST, Compaq, Hewlett-Packard, Intel, IBM, NEC, and Packard Bell, and board makers included Aztech, Diamond Multimedia, and STB.

     PC Graphics

     The Company offers a broad range of products for desktop display. The majority of the Company's revenues from desktop graphics are from sales of its mid-range 32-bit and higher-end 64-bit DRAM accelerator architectures for mainstream PCs. These products are implemented in several pin-compatible families which offer a range of price / performance solutions for and graphics board makers. The Company has begun adding video-related features to the graphics capabilities of new products in each of these families.

     The Company is also among the leading suppliers of VGA controllers for portable computers. Today, the Company's families of LCD graphics controllers offer a broad range of price / performance options, from 32-bit accelerator architectures with high-resolution graphics and video features for high-end multimedia color portable PCs, to low-cost small form-factor VGA
controllers for sub-notebook PCs.   The Company has developed
proprietary techniques for achieving high-quality color and monochrome shading on LCD panels, for simultaneous display on LCDs and CRT monitors, and for low-voltage and mixed-voltage design for power-sensitive applications.

     Video

     In the past, the Company marketed video products under the Pixel Semiconductor brand name. During fiscal year 1995 this brand name was de-emphasized, and these products are now marketed under the Cirrus Logic corporate brand name.

     The Company's video processors can re-size full motion video to fit into display windows of various sizes and allow for multiple video streams simultaneously. These products have been adopted for several videoconferencing system designs. The Company's MediaDAC controllers digitally mix video and graphics for display on a PC monitor. One of the products in this line has been developed with the cooperation of Compaq.

     The Company also markets a single-chip T.V. Decoder, which can take video input formatted for the major U.S. and international standards, and decode it into signals used by the Company's video and graphics controller chips. Along with this product, the company has developed board-level visual display subsystem modules that provide for live video input, viewing, and capture by the PC user.

     Increasingly, functions of the video chips are being integrated into the Company's desktop and portable graphics products.

     Audio

     The Company, through its Crystal Semiconductor subsidiary, uses proprietary delta sigma technology to provide high quality mixed signal audio functions supporting multiple PC multimedia audio standards.

     The Company believes that it is the leading supplier of 16-bit stereo audio codecs for the PC market. These products provide the interface between the digital domain of the PC, and the analog domain of microphones and stereo speakers. Additionally, the Company provides wavetable sound/music synthesis chips for the PC audio market. These digital signal processor
(DSP) -based devices offer sound-generation and audio effects capabilities which were previously found only in professional-quality keyboards and electronic pianos.

     The Company also offers audio products for use in consumer electronics such as digital audio tape (DAT) and digital compact cassettes (DCC) as well as in broadcast and automotive audio system applications.


Mass Storage

     The Company supplies chips that perform the key electronics functions contained in advanced disk drives. Since pioneering the embedded disk drive controller in 1986, the Company has helped facilitate the development of higher capacity 3.5-inch disk drives for desktop computers and workstations. The Company has also provided solutions for the 2.5-inch and 1.8-inch form factor drives for portable computers. The Company continues to be a leading supplier of controllers to the disk drive market. In fiscal 1995, the Company continued on its strategy of expanding its opportunity in the disk electronics market by offering solutions in the areas of read channel and motion control electronics.

     The Company offers a broad family of controller products for the AT, PCMCIA and Small Computer Systems Interface (SCSI) interface standards. To achieve the high recording densities required by smaller disk drives, the Company has pioneered a number of controller innovations, including advanced Reed-Solomon error correction codes and headerless format support. The Company continues to offer further innovation in these areas.

     In fiscal 1995 the Company, in partnership with Sony
Corporation (CD-ROM Division) commenced volume shipment of a CD-
ROM controller for the emerging ATAPI interface standard. This device is being used on Sony 2X and 4X CD-ROM ATAPI drives. The
Company is continuing its investment in this area and has announced higher performance next generation products.

     The Company began volume shipments of its read channel products in fiscal 1995, and was the first merchant supplier to provide data detection technology known as partial-response, maximum likelihood (PRML) for the 3.5-inch and smaller form factor drives. Based on the Company's CMOS mixed signal technology, and its proprietary SofTarget (TM) approach to PRML, these devices substantially increase the amount of data that can be stored on a disk platter using existing industry standard head and media technology. Current customers for these products include Conner Peripherals, Hewlett-Packard, Seagate, Toshiba and Integral.

     The Company has also developed servo/motion controller technology that allows integration of all the functions required to position a read/write head. This will reduce the number of components required to implement servo control while increasing the storage capacity of the drive by allowing denser positioning of tracks. Parts of this technology are already being used to provide higher integration solutions to our customers. Unlike the read channel or controller products, servo/motion controller products require the disk drive manufacturer to make a substantial investment in new architecture and software, which is likely to delay revenue generation from this technology.

The Company's mass storage customers include most of the major disk drive manufacturers.


Communications

     The Company offers both wireless and wireline communications products.

     Wireless Communications Products

     In wireless communications, the Company has emerged as the technology leader for Cellular Digital Packet Data (CDPD), which allows "packets" of digital data to be transmitted inexpensively over existing Advanced Mobile Phone Service (AMPS) analog cellular networks. PCSI was the original contractor selected by the CDPD consortium to develop specifications and design the prototype system for the CDPD concept. The Company has sold CDPD base stations to cellular carriers, including McCaw, and AT&T Wireless Systems. The Company has also begun shipments of subscriber units for portable computers, including complete modules for IBM's ThinkPad 750 notebook computer as well as the Company's "Ubiquity 2000," for use with any IBM compatible notebook computer. These subscriber units provide CDPD packet data capability plus circuit-switched analog-cellular voice and data communications allowing the unit to be used in areas where CDPD has not been deployed. Growth of the CDPD business depends on various factors, many of which are outside the Company's control. There can be no assurance as to the size or the timing of the development of the CDPD market.

     In digital cordless phones, the Company was selected by DDI, a leading Japanese telecommunications firm, and Kyocera to develop a complete chip set for use by Japanese manufacturers of Personal Handyphone Service (PHS) handsets and base stations. During fiscal year 1995, PCSI began shipping chip sets in volume to serve this emerging market. This chip set includes CMOS, BiCMOS, Bipolar and GaAs circuits, operates at 2.7 volts, and transmits and receives 1.9 gigahertz signals. Sales of digital cordless phone products will depend upon the establishment of infrastructure and services which are beyond PCSI's control.
Sales and distribution of the chipsets in Japan will be conducted through PCSI's Japanese partner, Kyocera.

     PCSI also has developed chip sets for the U.S. IS54 digital cellular phones.

     Wireline Communications Products

     For wireline communications, the Company introduced the industry's first two-chip intelligent fax/data/voice modem in 1992. More recently, the Company introduced a three-chip, high-performance version with enhanced error correction and data compression. The high level of integration makes these products ideal for small form factor PCMCIA cards.

     The Company also provides serial and parallel I/O devices that allow multi-channel, multi-protocol communications. These devices are used in terminal servers, communications servers, single board computers, laser printers and workstations.
Customers include Compaq, Motorola, Xylogics and Xyplex.

     Crystal is a leading supplier of monolithic T-1 line interface transceivers for telecommunications equipment and CMOS ethernet local area network line interface circuits.

     PCSI supplies the Clarity series of wide area network system products. The Clarity products compress multiple channels of fax, data and voice over one high speed line and enable corporate users to reduce communication costs between distant geographical locations.


System Controllers and Host Adapters

     During fiscal year 1995 the Company merged with PicoPower Technology, Inc. PicoPower operations have been integrated into the Company, while the PicoPower brand name has been retained for the Company's line of system controller chips. These products are used, along with microprocessors and memory components from other IC vendors, to construct the system and internal bus functions of the PC. The Company's PicoPower products use proprietary power management techniques to help PC OEMs reduce the overall power consumption of their systems. The primary customers have been OEMs designing high-performance battery-operated portable PCs.

     The Company also offers two lines of host-adapter products for the PC market. The Company believes it is the leading supplier of host adapters for the PC-Card (formerly called PCMCIA) standard. These products are used to provide plug-in slots into which users can install credit-card sized modules to add extra function to their PC. The PC-Card standard has been adopted by major PC OEMs as the expansion standard of choice for notebook and subnotebook PCs, PDAs, and other portable computing and communications devices.

     The Company's IDE host adapter chips are used to control the interface to advanced storage devices in the PC market, such as hard disk drives and CD-ROM drives. The primary customers for these products are PC OEMs.


Data Acquisition

     Through its Crystal subsidiary, the Company has established a broad line of analog-to-digital converters consisting of general-purpose and low-frequency measurement devices. These circuits use a combination of self-calibrating digital correction and delta sigma architectures to improve accuracy and eliminate expensive discrete analog components. The product family includes more than twenty products used in industrial automation, instrumentation, medical, military and geophysical applications. The technology developed for the Company's data acquisition products is the foundation of the mixed signal technology used throughout the Company.


New Product Activities

     The Company has begun shipping column-driver chips for active matrix LCD (liquid crystal display) panels. These advanced mixed-signal devices are used by panel manufacturers to provide greater color depth, lower power consumption, and smaller form-factors in their high-end portable computer displays.

     The Company has begun shipping solid-state memory storage controllers. These chips provide the interface for flash-memory components from other IC vendors, allowing the PC to treat solid-state memory modules as if they were conventional hard-disk drives, either through the IDE interface or through a PC-Card slot. The company has also developed a complete PC-Card solution using its solid-state memory storage controller chips.

     The Company is engaged in developing new products for PDAs (Personal Digital Assistants) and ultra-portable computing and communications devices. The Company is working with Apple Computer, and has provided prototype chips for the next generation of Apple's Newton PDA. To support its strategy for ultra-portables and embedded control applications, the Company has obtained under license RISC (reduced instruction set computing) microprocessor technology for use in its products. The ultimate results of the Company's efforts in the PDA and ultra-portables arena will be dependent on many factors, including the success of the Company's technological development efforts and its customers' ability to stimulate demand for this product class. There can be no assurance the Company will develop significant revenues in this market.


Sales, Marketing and Technical Support

     The Company maintains a major account team and a direct domestic and international sales force for its PC-related products. The major account team services the top PC and disk drive manufacturers. The domestic sales force includes a network of regional direct sales offices located in Northern and Southern California and in Colorado, Florida, Illinois, Massachusetts, New Jersey, Oregon, Pennsylvania, and Texas. International sales offices and organizations are located in Singapore, Japan, Taiwan, Korea, Hong Kong, the United Kingdom, Germany, France, Italy and Barbados. The Company supplements its direct sales force with sales representative organizations and distributors. Technical support staff are located at the sales offices and also at the Company's facilities in Fremont, California; Broomfield, Colorado; San Diego, California; Austin and Plano, Texas; and Raleigh, North Carolina.

     The Company's subsidiaries, Crystal and PCSI, maintain separate, smaller sales forces for products sold to the industrial market and communications systems markets, respectively.

     In fiscal year 1995, no customer represented 10% or more of net sales. IBM accounted for approximately 10% of net sales in fiscal 1994. Conner Peripherals and Seagate each accounted for more than 10% of net sales in fiscal years 1993. No other customer represented 10% or more of net sales during these periods. The Company is continuing its efforts to expand its customer base. However, the loss of a significant customer or a significant reduction in such a customer's orders would have an adverse effect on the Company's sales.

Export sales information is incorporated by reference from the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II hereof.

Backlog

     Sales are made primarily pursuant to standard short-term purchase orders for delivery of standard products. The quantity actually purchased by the customer, as well as the shipment schedules, are frequently revised to reflect changes in the customer's needs. Accordingly, the Company believes that its backlog at any given time is not a meaningful indicator of future revenues.


Research and Development

The Company believes that it must continually introduce new products to take advantage of market opportunities and maintain its competitive position. Research and development efforts concentrate on the design and development of new products for each market and on the continued enhancement of the Company's design automation system. Expenditures for research and development in fiscal 1995, 1994 and 1993 were approximately $165.6 million, $126.6 million and $73.4 million, respectively. The Company expects that its research and development spending will continue to increase for the foreseeable future. At April 1, 1995, the Company had 1,075 employees engaged in research and development activities. The Company's future success is highly dependent upon its ability to develop complex new products, to transfer new products to production in a timely fashion, to introduce them to the marketplace ahead of the competition and to have them selected for design into products of leading systems manufacturers.


Manufacturing

     Most of the Company's wafers currently are manufactured to the Company's specifications by ten outside wafer suppliers utilizing a total of fourteen foundries. The Company's products are not dependent on a single semiconductor foundry or process because its design system has the flexibility to generate tooling for a variety of manufacturing environments. Products can be transferred from one qualified foundry or process to another for cost, capacity or performance reasons without experiencing significant manufacturing delays. This allows the Company to convert to new process technologies as they become available. The majority of the Company's products are manufactured using 0.8- and 0.6-micron CMOS process technologies, although some products use Bipolar, BiCMOS and GaAs processes.

     During September 1994, the Company and IBM completed a series of agreements pertaining to joint manufacturing. In January 1995, under the terms of the agreements, a new joint venture called MiCRUS began manufacturing semiconductor wafers for each parent company using IBM's submicron wafer processing technology. MiCRUS leased an existing 175,000 square-foot IBM facility located at the Hudson Valley Research Park in East Fishkill, New York. Focusing initially on manufacturing CMOS wafers with line widths in the 0.6 to 0.5 micron range, the joint venture plans to be in volume production of both IBM and Cirrus Logic products by end of fiscal year 1996. These superfine tolerances will enable high-performance chips to match the higher clock speeds of the new generation microprocessors. IBM and Cirrus Logic own 52% and 48% of MiCRUS, respectively. By becoming an owner in the MiCRUS plant the Company can produce high density wafers at lower cost with direct control over delivery schedules. The term of the joint venture, initially set for eight years, may be extended by mutual accord. The Company has a commitment to purchase 50% of the output of the facility over the life of the joint venture. Activities of the joint venture are focused on the manufacture of semiconductor wafers, and do not encompass direct product licensing or product exchanges between the Company and IBM.
MiCRUS is now ramping steadily to high-volume production, a goal that is expected to be reached by the end of fiscal year 1996.
The Company has agreed with IBM to increase production capacity by an additional 30 percent.

     In order to maintain high quality and production yields, the Company employs its own staff of production, engineering and planning personnel. Before initiating production at any wafer supplier, the staff characterizes and qualifies the supplier's production process to determine that the supplier's quality standards are sufficient to produce high-quality wafers in volume. This process takes from six to nine months. The Company then monitors wafer production and tests all finished wafers in the Company's own test facilities.

     The Company contracts with eleven assembly vendors to package the wafer die into finished products. The Company qualifies and monitors assembly vendors using procedures similar in scope to those used for wafer procurement. Assembly vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry. The Company tests finished product and performs quality and reliability testing in the Company's own facility.

     The Company is working with its wafer suppliers to obtain additional production so that the Company can meet customer demand and shorten delivery schedules. The Company is also working to qualify new foundries to provide additional manufacturing capacity which the Company believes will be required to enable it to meet customer future requirements. If there are significant delays in obtaining additional production from current foundries or in obtaining production from new foundries, the Company could be forced to delay shipments of its products, which would adversely affect its operating results.

     The Company's reliance on third party wafer suppliers involves several risks, including the absence of adequate guaranteed capacity, the possible unavailability of or delays in obtaining access to certain process technologies, and reduced control over delivery schedules, manufacturing yields and costs. The Company may be particularly sensitive to these risks because its wafer suppliers are currently producing at or near their full scheduled capacity. The Company's results of operations could be adversely affected if new suppliers are not qualified in time to meet production requirements or if particular suppliers are unable to provide a sufficient and timely supply of product, whether because of capacity constraints, unexpected disruptions at the plants, or other reasons, or if the Company is forced to purchase wafers from higher cost foundries or to pay expediting charges to obtain additional supply.

     Most of the Company's contracts with its suppliers do not provide for the suppliers to supply, or for the Company to purchase, substantial minimum wafer quantities. Instead, production schedules are mutually agreed based upon forecasts for the next six to twelve months. However, during September 1993, the Company entered into a 3-year volume purchase agreement with one wafer supplier. Under the terms of the agreement, the Company must purchase certain minimum quantities of wafers. If the Company does not purchase these minimum quantities, it would be required to pay a reduced amount for any shortfall not sold by the supplier to other customers. The Company estimates that under the remaining term of the agreement, which expires in March 1997, it is obliged to purchase approximately $70.0 million of product.

     The Company has previously engaged in, and is continuing to pursue, discussion with respect to a variety of potential transactions to satisfy its future production requirements. The Company's long-term strategic objective is to better service its wafer production by reducing its dependence on outside wafer suppliers. Among the transactions the Company has considered in the past and expects to evaluate in the future are increased use of "take or pay contracts" that commit the Company to purchase specified quantities of wafers over long periods, equity investments in or loans to wafer manufacturing companies in exchange for guaranteed production, joint ventures to own and operate wafer manufacturing facilities and acquisition or construction of wafer fabrication facilities. The Company believes that it will ultimately enter into one or more of these arrangements.

     In addition to the IC product manufacturing conducted by the Company, the Company's PCSI subsidiary also performs final assembly and testing of its systems products, including its Clarity wide area network products and CDPD base station and subscriber units.


Competition

     Markets for the Company's products are highly competitive and the Company expects that competition will increase. The Company competes with other semiconductor suppliers who offer standard semiconductors, application specific integrated circuits and fully customized integrated circuits, including both chip and board-level products. A few customers also develop integrated circuits that compete with the Company's products. The Company's competitive strategy has been to provide lower cost versions of existing products and new, more advanced products for customers' new designs.

     While no single company competes with the Company in all of the Company's product lines, the Company faces significant competition in each of its product lines. The Company expects to face additional competition from new entrants in each of its markets, which may include both large domestic and international semiconductor manufacturers and smaller, emerging companies.

     The principal competitive factors in the Company's markets include quality of hardware/software design and end-market systems expertise; product benefits that are characterized by performance, features, quality and compatibility with standards; access to advanced process and packaging technologies at competitive prices; and sales and technical support. The Company believes its competitive strengths include its core technologies, proprietary design automation system, knowledge of systems requirements within its target markets, and ability to provide complete solutions that enhances the customer's design cycles.

     Competition typically occurs at the design stage, where the customer evaluates alternative design approaches that require integrated circuits. Because its products have not been available from second sources, the Company generally does not face direct competition in selling its products to a customer once its integrated circuits have been designed into that customer's system. Nevertheless, because of shortened product life cycles and even shorter design-in cycles, the Company's competitors have increasingly frequent opportunities to achieve design wins in next generation systems. In the event that competitors succeed in supplanting the Company's products, the Company's market share may not be sustainable and net sales, gross margin, and earnings would be adversely affected.


Technology, Patents, Licenses and Trademarks

     In addition to its design system technology, the Company has built a substantial expertise and intellectual property portfolio in the areas of analog to digital and digital to analog conversion, graphics, multimedia, mass storage and communications through internal R&D and a program of strategic acquisitions.

     In its early years, the Company's primary core technology was its Storage Logic Array (S/LA) design automation system, developed by the Company's founder, Dr. Suhas Patil, and licensed from MIT. To maintain rapid product development cycles, the Company has continued to enhance its design system with both internal developments and the integration of commercially available tools. The Company now has a comprehensive system that supports a variety of design methodologies and environments. This has been instrumental in the Company's ability to merge designs from its various units, including newly acquired subsidiaries, and to integrate all products into its manufacturing system.

     In January 1990, the Company acquired Data Systems
Technology, Inc., a Colorado based technology company with expertise in magnetic recording, data encoding and error detection and correction schemes. This site now serves as the Company's research and development center for its advanced mass storage read channel and servo controller products.

     In June 1991, the Company acquired Pixel Semiconductor of
Plano, Texas to provide technology for real-time full-motion video data management. Pixel's technology is fundamental to the Company's products for PC-based video and video conferencing.

     In October 1991, the Company merged with Crystal Semiconductor of Austin, Texas, a leader in analog and mixed signal (analog plus digital) technology. Crystal's base technologies include audio, delta sigma analog/digital conversion, data and clock recovery and a number of patented design techniques collectively called SmartAnalog. Crystal's primary product lines include data acquisition, telecommunication and digital audio products for PC, automotive, and consumer applications. Crystal's technology has been fundamental in developing the Company's fax/data/voice modem and mass storage read/write channel products.

     In December 1991, the Company acquired R. Scott Associates, Inc. (RSA), a North Carolina company with communication protocol software technology. RSA's technology has been incorporated into the Company's fax/data/voice modem and wireless communications products. RSA has since acquired Data Pumps International, Inc., a Florida company specializing in digital signal processing algorithms for telecommunications.

     In April 1992, the Company merged with Acumos Incorporated, a California company developing technology and products for highly integrated graphics controllers for desktop PCs.

     In February 1993, the Company merged with Pacific Communication Sciences, Inc. (PCSI) of San Diego, California. PCSI brings to the Company an extensive technology and system expertise in RF and digital wireless communications. PCSI products and technology serve the CDPD and digital cellular markets in the U.S. and the digital cordless markets in the U.S. and Japan.

     In August 1994, the Company merged with PicoPower Technology, Inc, (PicoPower), which specializes in system power management and advanced core logic for personal computers. PicoPower's system controller chips implement proprietary power-saving technologies - such as heat control, passive and active power management, and battery life extension - that address power consumption at the system level without compromising system performance.

     To protect its products, the Company relies heavily on trade secrets, patents, copyrights, mask work and trademark laws. The Company applies for patents and copyrights arising from its R&D and intends to continue this practice in the future to protect its products and technologies. As of April 1, 1995, the Company held 90 registered U.S. patents and had applications pending for an additional 220 U.S. patents. The Company has also licensed a variety of technologies from outside parties to complement its own.


Employees

As of April 1, 1995, the Company had 2,331 full-time equivalent employees, of whom 1,075 were engaged in research and product development, 472 in sales, marketing and technical support, 554 in manufacturing and 230 in finance and administration. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel. None of the Company's employees are represented by any collective bargaining agreements and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.


EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information with regard to executive officers of Cirrus Logic, Inc. (ages are as of April 30, 1995):

Michael L. Hackworth (age 54), a founder of the Company, has served as President, Chief Executive Officer and a director since
January 1985.

Suhas S. Patil (age 50), a founder of the Company, has served as Chairman of the Board and director since Cirrus Logic was founded. He served as Vice President, Research and Development until March
1990 when he became Executive Vice President, Products and
Technology.

George N. Alexy (age 46) joined the Company in 1987 as Vice
President, Marketing. In May 1993, he was promoted to Senior Vice President, Marketing. Previously, he was employed by Intel
Corporation, most recently as Product Marketing Manager, High
Performance Microprocessors.

Douglas J. Bartek (age 45) joined the Company in 1992 as Vice President and General Manager, User Interface Division, as a result of the merger with Acumos Incorporated (Acumos), where he was President and Chief Executive Officer. He was promoted to Senior Vice President and General Manager, User Interface Division in May 1993 and in September 1993 his title was changed to President, User Interface Products. Prior to Acumos, he was a Senior Vice President and a General Manager at VLSI Technology, Inc.

William H. Bennett (age 50) joined the Company in 1989 as Vice
President, Human Resources. From 1987 to 1989, he was employed by System Industries, Inc., as Vice President, Human Resources.

Michael L. Canning (age 54) joined the Company in 1985 as Vice President, Manufacturing and from 1990 to 1993 he was Executive Vice President, Operations. He is currently President, Mass Storage Products. Previously, he was employed by Teledyne Semiconductor as President and General Manager.

William D. Caparelli (age 51) joined the Company in 1988 as Vice President, Worldwide Sales. In May 1993 he was promoted to Senior Vice President, Worldwide Sales. From 1985 to 1988, he served as Vice President, North American Sales, of VLSI Technology, Inc.

James H. Clardy (age 60) is President of Crystal Semiconductor Corporation (Crystal) which merged with the Company in October 1991. In July 1993, he was appointed a corporate officer of the Company. Previously, he was Vice President of Sector Operations with Harris Semiconductor.

David L. Lyon (age 46) has been a director of the Company since 1993 and President of Pacific Communication Sciences, Inc. (PCSI) since March 1987. PCSI merged with Cirrus Logic, Inc. in February 1993. In May 1994, he was appointed a corporate officer of the Company. Previously, he was a Vice President of M/A-Com Telecommunications Company.

Kenyon Mei (age 49) joined the Company in 1985 as Vice President,
Engineering.  In May 1993, he was promoted to Senior Vice
President, Engineering and General Manager, Personal Systems
Business Unit.

H. Ravindra (age 46), a founder of the Company, served as Director, Research and Development from 1984 to April 1990 when he was promoted to Vice President, Research and Development. In
September 1994, he was appointed an officer of the Company.

Sena C. Reddy (age 46) joined the Company in 1985 as Fab
Operations Manager.  In 1990, he was promoted to Vice President,
Manufacturing and in 1993, he was promoted to Senior Vice
President, Manufacturing.

Sam S. Srinivasan (age 50) joined the Company in 1988 as Vice
President, Finance, Chief Financial Officer, Treasurer and
Secretary. In May 1993, he was promoted to Senior Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary.


ITEM 2.  PROPERTIES

     The Company's principal facilities, located in Fremont, California, consist of approximately 390,000 square feet of office space leased pursuant to an agreement which expires in 2006 and 2007 with a renewal option. This space is used for manufacturing, product development, sales, marketing and administration. An additional 90,000 square feet is planned for occupancy at the Fremont site in the first quarter of fiscal 1996 under similar lease terms. The Company has an option to expand at the Fremont site.

     The Company's Austin, Texas facilities consist of approximately 162,000 square feet. The leases expire in July 1997 with two three-year options that could extend the term to July 2003. Additionally, the Company has signed a lease for 88,000 square feet for occupancy during the third quarter of fiscal year 1996. This lease will expire in 2005. The Company's San Diego, California facilities consist of approximately 153,000 square feet of office space leased pursuant to leases that expire in 2006.

     The Company also has facilities located in Broomfield, Colorado; Nashua, New Hampshire; Raleigh, North Carolina; King of Prussia, Pennslyvania; Fort Worth and Plano, Texas and Seattle, Washington. The Company also leases sales and sales support offices in the United States in California, Colorado, Florida, Illinois, Massachusetts, Oregon, Pennsylvania and Texas and internationally in Korea, Singapore, Japan, Hong Kong, Taiwan, the United Kingdom, Germany, France and Barbados. The Company plans to add additional manufacturing and sales offices to support its growth.


ITEM 3.  LEGAL PROCEEDINGS

     On May 7, 1993, the Company was served with two shareholder class action lawsuits filed in the United States District Court for the Northern District of California. The lawsuits, which name the Company and several of its officers and directors as defendants, allege violations of the federal securities laws in connection with the announcement by Cirrus Logic of its financial results for the quarter ended March 31, 1993. The complaints do not specify the amounts of damages sought. The Company believes that the allegations of the complaints are without merit, and the Company intends to vigorously defend itself. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position, results of operations, or cash flows.

     Crystal has been named in a suit alleging infringement of a patent and claiming damages of $4.8 million before trebling. Crystal has filed a counterclaim alleging infringement of three of its patents. A jury trial is scheduled to begin in August 1995, unless a settlement is reached by the two parties. While the Company cannot accurately predict the eventual outcome of the suit, management believes that the likelihood of an outcome resulting in a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows is remote.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                             PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS

The Company's Common Stock is traded on the Nasdaq National Market under the symbol "CRUS." The following table shows for the periods indicated the high and low closing prices for the Common
Stock.

                                             High           Low
Fiscal year ended March 31, 1993
     First quarter                          $10.07        $ 8.25
     Second quarter                          15.00          8.44
     Third quarter                           18.13         13.63
     Fourth quarter                          19.75         12.00
Fiscal year ended April 2, 1994
     First quarter                           12.50          7.25
     Second quarter                          17.07          8.07
     Third quarter                           18.50         15.38
     Fourth quarter                          22.19         16.50
Fiscal year ended April 1, 1995
     First quarter                           19.07         14.00
     Second quarter                          17.35         12.69
     Third quarter                           15.57         10.63
     Fourth quarter                          19.13         11.50

     On June 1, 1995, the Board of Directors approved a two-for-one split of the Company's Common Stock. Shareholders of record as of June 19, 1995 will receive certificates reflecting the additional shares. These certificates will be distributed on July
17, 1995. All references to share prices have been restated to reflect the two-for-one split.

At April 1, 1995, there were approximately 1,370 holders of record of the Company's Common Stock.

The Company has not paid cash dividends on its Common Stock and presently intends to continue a policy of retaining any earnings for reinvestment in its business.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

(Amounts in thousands, except per share amounts and employees)
                                                                      Fiscal years ended
                                                 ------------------------------------------------------
                                                    1995       1994       1993       1992       1991
                                                 ---------- ---------- ---------- ---------- ----------
Operating summary:
Net sales                                         $889,022   $557,299   $356,478   $217,574   $177,515

Costs and expenses:
  Cost of sales                                    512,509    298,582    193,759    110,599     85,452
  Research and development                         165,622    126,632     73,447     41,833     31,470
  Selling, general and administrative              126,666     91,887     54,924     39,459     32,983
  Non-recurring costs                                3,856          -          -          -          -
  Merger costs                                       2,418          -      3,400      2,455          -

Operating income                                    77,951     40,198     30,948     23,228     27,610
Foreign currency transaction gains                   4,999          -          -          -          -
Gain on sale of equity investment                        -     13,682          -          -          -
Interest income (expense), net                       6,688      2,084      1,597      1,858      2,582
Income before income taxes and cumulative
  effect of accounting change                       89,638     55,964     32,545     25,086     30,192
Provision for income taxes                          28,236     18,146     12,321      8,801     10,822
Income before cumulative effect of accounting
  change                                            61,402     37,818     20,224     16,285     19,370
Cumulative effect of change in method of
  accounting for income taxes                            -      7,550          -          -          -
Net income                                         $61,402    $45,368    $20,224    $16,285    $19,370
Income per common and common equivalent share
  before cumulative effect of accounting change      $0.96      $0.67      $0.39      $0.33      $0.44
Cumulative effect of accounting change per
  common and common equivalent share                     -       0.13          -          -          -
Net income per common and common equivalent share    $0.96      $0.80      $0.39      $0.33      $0.44

Weighted average common and common equivalent
  shares outstanding                                63,680     56,402     52,424     49,180     44,420

Financial position at year end:
Total assets                                      $673,534   $517,931   $258,292   $172,070   $129,878
Working capital                                    251,619    273,527     98,500     76,291     70,431
Capital lease obligations, excluding current         9,602      7,753      5,282      5,478      1,724
Long-term debt, excluding current                   16,603     11,392     12,812      8,082     10,395
Total liabilities                                  254,518    173,616    114,876     63,142     48,068
Shareholders' equity                               419,016    344,315    143,416    108,928     81,810

Current Ratio                                         2.10       2.77       2.02       2.54       2.96
Employees                                            2,331      1,854      1,369        981        761

The number of weighted average common and common equivalent shares outstanding has been restated for all periods to reflect the two-for-one split of the Company's Common Stock approved by the Board of Directors on June 1, 1995.

In October 1991, April 1992, February 1993, and August 1994, the Company merged with Crystal Semiconductor Corporation, Acumos Incorporated, Pacific Communication Sciences, Inc., and PicoPower Technology, Inc., respectively. All of the consolidated financial information reflects the combined operations of the companies.



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


ANNUAL RESULTS OF OPERATIONS

     On June 1, 1995, the Board of Directors approved a two-for-one split of the Company's Common Stock. Shareholders of record as of June 19, 1995 will receive certificates reflecting the additional shares. These certificates will be distributed on July 17, 1995. All references to the number of shares of Common Stock, warrants and options to purchase shares of Common Stock, weighted average common and common equivalent shares outstanding, and share prices have been restated to reflect the two-for-one split.

     During the first quarter of fiscal 1994, the Company changed its reporting period from a 12 month year ending March 31 to a fiscal year of 52 or 53 weeks ending on the Saturday closest to March 31. Accordingly, fiscal years 1995 and 1994 ended on April 1, 1995 and April 2, 1994, respectively.

     In August 1994, Cirrus Logic merged with PicoPower Technology, Inc. (PicoPower) of San Jose, California. Cirrus Logic issued 2,609,238 shares of Common Stock in exchange for all of the outstanding preferred and common stock of PicoPower in a transaction accounted for as a pooling of interests and structured as a tax-free reorganization. In addition, Cirrus Logic agreed to assume all outstanding options and a warrant to purchase stock of PicoPower, which represented the right to purchase 793,766 shares of Cirrus Logic Common Stock. In April 1992 and February 1993, the Company merged with Acumos Incorporated (Acumos) and Pacific Communication Sciences, Inc. (PCSI), respectively. These mergers were tax free reorganizations and were accounted for as poolings of interests. All financial information includes the combined operations of the companies.


Net Sales

     Net sales for fiscal 1995 were $889.0 million, an increase of 60% over the $557.3 million for fiscal 1994 and 149% over the $356.5 million for fiscal 1993.

     The net sales increase in fiscal 1995 compared to 1994 was largely due to an increase in sales of graphics, audio, mass storage and wireless communications products. Graphics and mass storage product revenue grew because of an increase in unit sales to the desktop personal computer market segment. Audio product sales grew because of an increase in sales of 16-bit audio codec products. Wireless communications product sales grew primarily because of Cellular Digital Packet Data (CDPD) base station installations, beginning in the second quarter of fiscal 1995.

     The net sales increase in fiscal 1994 compared to 1993 was largely due to an increase in sales of graphics, audio and data acquisition products partially offset by a decline in sales of mass storage products. Graphics product revenue grew because of an increase in unit sales to the desktop personal computer market segment. Audio product sales grew as a result of increased unit sales of 16-bit audio products. Mass storage revenues declined for several reasons, including an inventory correction in the disk drive industry, decrease in market share, and reductions in unit shipments by disk drive customers of the Company.

     Export sales, principally in Asia, including sales to overseas operations of domestic corporations, were approximately $497 million in fiscal 1995 compared to approximately $323 million in fiscal 1994 and approximately $200 million in fiscal 1993. The Company's sales are currently denominated in U.S. dollars and Japanese yen. The Company may purchase hedging instruments to reduce short-term foreign currency exposure related to certain cash and trade receivables denominated in the Japanese yen.

     In fiscal year 1995, no customer accounted for 10% or more of net sales. Sales to International Business Machines Corporation
(IBM) were approximately 10% of net sales in fiscal year 1994. In fiscal year 1993, sales to Conner Peripherals, Inc. (Conner) and Seagate Technology, Inc. (Seagate) were approximately 20% and 10% of net sales, respectively.


Gross Margin

     The gross margin percentage was 42.4% in fiscal year 1995, compared to 46.4% and 45.7% in fiscal years 1994 and 1993, respectively.

     During fiscal year 1995, the gross margin percentage declined from a high of 47.8% in the first fiscal quarter to a low of 39.1% in the fourth fiscal quarter. During fiscal year 1994, the gross margin percentage increased from a low of 38.0% in the first fiscal quarter to 48.5% in the fourth fiscal quarter. The decline in the gross margin percentage for fiscal year 1995 compared to fiscal year 1994 was mostly the result of expediting expenses related to premiums paid to suppliers to increase production of the Company's products, higher wafer costs caused by the increased use of more expensive suppliers, low yield on several new products ramping into production, and lower selling prices on certain graphics and audio parts. Exacerbating the gross margin decline was the insufficient supply of 0.6 micron wafers which made necessary the use of less cost-effective 0.8 micron wafers to meet expanded unit shipments. The decrease in the gross margin percentage for fiscal year 1995 compared to fiscal year 1994 was tempered by a $10 million charge to cost of sales in the first quarter of fiscal year 1994 as a result of decreased demand for certain of the Company's low-end mass storage products. One-time royalty revenue of approximately $3 million was included in net sales in the first quarter of fiscal year 1995. But, offsetting this royalty revenue was an increased inventory reserve as a result of decreased forecasted demand for certain of the Company's 16-bit audio codecs. Because of continuing cost and price pressures, the Company does not expect an improvement in gross margins unless significant expansion of 0.6 micron CMOS wafer capacity, at anticipated costs, comes on-line in mid-year calendar 1995. There is no assurance this will occur.

     For fiscal year 1994 compared to fiscal year 1993, sales of newer products and cost reductions improved gross margin.
However, some of the Company's more mature products experienced price declines offsetting a portion of these improvements. In the first quarter of fiscal year 1994, a significant customer of the Company decreased its forecasted demand for certain of the Company's low-end mass storage products. Because of this decrease in demand and rapidly changing and uncertain disk drive market conditions, the Company increased inventory reserves late in the first quarter of fiscal year 1994. During the fourth quarter of fiscal year 1994, a customer of the Company decreased its forecasted demand for certain of the Company's 16-bit audio codecs. Because of the decrease in demand and uncertainties in the customer's financial condition, the Company increased inventory reserves during the fourth quarter of fiscal year 1994. In fiscal year 1993, manufacturing costs (including expediting charges) were higher, as the Company responded to meet strong market demand with relatively short lead time. During the fourth quarter of fiscal year 1993, the gross margin further declined because of reduced forecasted demand for mass storage products, which resulted in additional inventory reserves.


Research and Development Expenses

     Research and development expenses expressed as a percentage of net sales were 18.6%, 22.7% and 20.6% in fiscal years 1995, 1994 and 1993, respectively. Expenses increased in absolute dollars in all of the fiscal years, as the Company continues to invest in new product development. During fiscal years 1994 and 1993, research and development expenses increased at a greater rate than net sales. Therefore, the amount as a percentage of net sales declined in fiscal year 1995. The Company intends to continue making substantial investments in research and development and expects these expenditures will continue to increase in absolute amounts.


Selling, General and Administrative Expenses

     Selling, general and administrative expenses represented approximately 14.2%, 16.5% and 15.4% in fiscal years 1995, 1994 and 1993, respectively. In fiscal year 1994, expenses increased at a rate greater than sales. Therefore, the amount as a percentage of net sales declined in fiscal year 1995. The absolute spending increase in fiscal years 1995 and 1994 reflects increased direct expenses for the expanding sales force, increased marketing expenses for promotions and advertising, and increased administrative and legal expenses. The Company expects these expenses to increase in absolute terms during fiscal year 1996.


Non-recurring and Merger Costs

     In the second quarter of fiscal year 1995, non-recurring and merger costs were approximately $6.3 million. Non-recurring costs of $3.9 million were primarily associated with the acquisition of technology and marketing rights and the remaining minority interest in a subsidiary, and the formation of the new joint venture (MiCRUS) with IBM. Merger costs of approximately $2.4 million for the August 1994 combination of Cirrus Logic and PicoPower included one-time costs for charges related to the combination of the two companies, financial advisory services, and legal and accounting fees.

     During fiscal 1993, the Company incurred certain one-time costs of approximately $3.4 million in connection with the Acumos and PCSI mergers. These costs consisted principally of financial advisory services, charges related to the combination of the companies, and legal and accounting fees.


Interest Income

     Interest income and other, net in fiscal year 1995 was $9.1 million compared to $4.3 million in fiscal 1994 and $3.2 million in fiscal 1993. The increases in fiscal 1995 over fiscal 1994 and fiscal 1994 over fiscal 1993 were primarily because of increased cash equivalents and short-term investments principally resulting from the stock offering in February 1994.


Foreign Currency Transaction Gains

     During the fourth quarter of fiscal 1995, the Company recorded foreign currency transaction gains of approximately $5.0 million. These gains occurred because of a decline in the U.S. dollar against the Japanese yen and the impact of this decline on certain yen denominated assets. Transaction gains and losses were not material in fiscal years 1994 and 1993.


Gain on Sale of Investment

     During fiscal years 1991 and 1992, the Company invested approximately $1.7 million in Media Vision Technology, Inc. (Media Vision) stock. The investment was accounted for by the cost method and represented an approximate six percent interest in Media Vision. In April 1993, the Company sold approximately 16% of its original investment in Media Vision in an underwritten public offering. In October 1993, the Company sold approximately 60% of its original investment in Media Vision in the open market. In connection with the sales, the Company recorded gains of $2.5 million and $11.2 million in the first and third quarters of fiscal year 1994, respectively.


Income Taxes

     The provision for income taxes was 31.5% in fiscal 1995 compared to 32.4% and 37.9% in fiscal years 1994 and 1993, respectively. The fiscal year 1995 rate declined from the fiscal year 1994 rate primarily because of a decrease in state income taxes due to benefits from investment tax credits. The 31.5% effective tax rate is less than the U.S. statutory rate primarily because of the research and development tax credit and certain foreign earnings taxed at lower rates. The fiscal 1994 rate declined from the fiscal 1993 rate primarily because of PCSI pre-acquisition losses in fiscal 1993 which reduced reported earnings but resulted in no fiscal 1993 tax reduction. The fiscal 1994 effective tax rate is comprised of a 33.3% annual effective tax rate and a $500,000 non-recurring benefit in the quarter ended October 2, 1993. This benefit is caused by increased deferred tax assets and a larger prior year research and development tax credit as a result of federal tax legislation in August 1993.


Cumulative Effect of Change in Accounting for Income Taxes

     Effective April 1, 1993, the Company changed its method of accounting for income taxes to the liability method required by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." As permitted by SFAS No. 109, prior period's financial statements have not been restated. The change had no material effect on income before provision for income taxes for the fiscal year ended April 2, 1994. However, the cumulative effect as of March 31, 1993 of adopting SFAS No. 109 increased net income by approximately $7.6 million, ($0.13 per share for fiscal 1994 or $0.14 per share for the first quarter of fiscal 1994).

     The Company has considered available evidence supporting the realizability of net deferred tax assets including carrybacks, future reversal of temporary differences, and future taxable income exclusive of temporary differences in the carryforward period of loss and credit carryforwards. Based on these factors and the Company's recent earnings history, the Company has determined that it is more likely than not that the deferred tax assets will be realized. The realizability of the deferred tax asset will be evaluated on a quarterly basis.


LIQUIDITY AND CAPITAL RESOURCES

     During fiscal year 1995, the Company generated $65.1 million of cash and cash equivalents from its operating activities as compared to $49.9 million during fiscal year 1994 and $28.2 million in fiscal year 1993. The fiscal year 1995 increase over fiscal year 1994 and the fiscal year 1994 increase over fiscal year 1993 were primarily because of increases in income from operations and the non-cash effect of depreciation and amortization, offset somewhat by the net change in operating assets and liabilities.


     As of April 1, 1995, the Company's principal sources of liquidity included $187.0 million of cash and cash equivalents and short-term investments. The Company also has a bank line of credit of up to $25.0 million at the bank's prime rate. This line expires in December 1995 and is subject to certain covenants, including the maintenance of certain financial ratios, minimum tangible net worth and profitable operations, as well as a prohibition against the payment of cash dividends without prior bank approval. The Company was in compliance with all covenants as of April 1, 1995, and there were no outstanding borrowings.

     Cash, cash equivalents and short-term investments decreased $55.9 million from $242.9 million at April 2, 1994, to $187.0 million at April 1, 1995. During the same period accounts receivable and inventories increased $76.4 million and $24.8 million, respectively, and accounts payable, accrued salaries and benefits, income taxes payable and other accrued liabilities increased $73.4 million. The Company believes accounts receivable and inventories will increase in fiscal year 1996.

     Cash expenditures for property and equipment and equipment purchased under capital leases totaled $54.2 million in fiscal year 1995 compared to $41.8 million in fiscal year 1994 and $34.1 million in fiscal year 1993. The expenditures in all years consisted primarily of equipment used in product design and testing. The Company intends to continue to invest in capital equipment to support continued growth.

     During September 1994, the Company and IBM completed a series of agreements pertaining to joint manufacturing. In January 1995, under the terms of the agreements, a new joint venture called MiCRUS, began manufacturing semiconductor wafers for each parent company using IBM's submicron wafer processing technology. MiCRUS leased an existing 175,000 square-foot IBM facility located at the Hudson Valley Research Park in East Fishkill, New York. Focusing initially on manufacturing CMOS wafers with line widths in the 0.6 to 0.5 micron range, the joint venture plans to be in volume production of both IBM and Cirrus Logic products by end of fiscal year 1996. IBM and Cirrus Logic own 52% and 48% of MiCRUS, respectively. The term of the joint venture, initially set for eight years, may be extended by mutual accord. The Company has a commitment to purchase 50% of the output of the facility over the life of the joint venture. Activities of the joint venture are focused on the manufacture of semiconductor wafers and do not encompass direct product licensing or product exchanges between the Company and IBM.

     In January 1995, MiCRUS leased approximately $145 million of wafer fabrication and infrastructure equipment pursuant to a lease with a third party and guaranteed jointly and severally by the Company and IBM. In addition, IBM and Cirrus Logic each expect to provide MiCRUS with approximately $160 million of additional capital equipment for the expansion of operations. The Company expects to use lease financing to fund this expansion. Also, the State of New York has offered to provide Cirrus Logic with up to $40 million in long-term loans to fund a portion of the expansion in addition to low cost power and certain tax abatements for new investment in the State.

     In December 1994, Cirrus Logic paid $63.8 million for the joint venture investment and the manufacturing agreement. The manufacturing agreement payment of $50 million will be charged to the cost of production over the life of the venture based upon the ratio of current units of production to current and anticipated future units of production. The joint venture is accounted for on the equity method and the results to date have not been material.

     The Company's future capital requirements include financing the growth of working capital items such as accounts receivable and inventory and the purchase of manufacturing and test equipment. In addition, the Company is continuing to pursue potential transactions to satisfy its future production requirements, including equity investments in, loans to or joint ventures with wafer manufacturing companies and acquisition or construction of wafer fabrication facilities. The Company has acquired technology companies in the past and may do so in the future. Such potential transactions may require substantial capital resources, which may require the Company to seek additional debt or equity financing.


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

     The 2D graphics accelerators have replaced graphics controllers as the mainstream PC graphics product. The market is now changing to include accelerated CD-ROM video playback along with accelerated graphics and, eventually, 3D acceleration capability. The Company is striving to bring products to market for these needs, but there is no assurance that it will succeed in doing so in a timely manner. If the market for these products does not develop or is delayed, or if these products are not brought to the market in a timely manner or do not address the market needs or cost or performance requirements, then net sales would be adversely affected. Currently, the Company continues to experience intense competition in the sale of graphics products. If competitors are successful in supplanting the Company's products, the Company's market share may not be sustainable and net sales, gross margin, and earnings could be adversely affected.

     During fiscal 1994, the Company captured a large share of the market for desktop graphics controllers and graphics accelerators. The Company believes that it is unlikely to increase its market share further, and that future growth in revenues from desktop graphics products is likely only if the size of the market continues to increase or if competitors fail or are delayed in introducing new products. Several competitors have recently introduced products and adopted pricing strategies that have increased competition in the desktop graphics market and put additional pressure on prices and gross margins. These factors may adversely affect revenues and gross margins for graphics accelerator products.

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

     Sales of digital cordless phone products, which were developed by PCSI for the Japanese market, will depend upon the establishment of infrastructure and services which are beyond PCSI's control. All sales will be conducted through the Company's Japanese marketing partners, which will limit the Company's gross margins for its digital cordless products.

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

     Most of the Company's wafers currently are manufactured to the Company's specifications by outside suppliers. The Company uses other outside vendors to package the wafer die into integrated circuits, and the Company tests most of its semiconductor products at its Fremont, California and Austin, Texas facilities. The Company's reliance on third party suppliers involves several risks, including the absence of adequate guaranteed capacity, the possible unavailability of or delays in obtaining access to certain process technologies, and reduced control over delivery schedules, manufacturing yields and costs. The Company may be particularly sensitive to these risks because its wafer suppliers are currently producing at or near their full scheduled capacity. The Company's results of operations could be adversely affected if new suppliers are not qualified in time to meet production requirements or if particular suppliers are unable to provide a sufficient and timely supply of product, whether because of capacity constraints, unexpected disruptions at the plants, or other reasons, or if the Company is forced to purchase wafers from higher cost foundries or to pay expediting charges to obtain additional supply, or if the Company's test facilities were disrupted for an extended period of time. Certain of the Company's products are manufactured using 0.8 and 0.6-micron CMOS process technologies. Industry demand for these process technologies is strong and, continuing through fiscal year 1996, the Company believes that there is a shortage of manufacturing capacity to produce wafers using these processes. In addition, the Company believes there is a shortage of assembly capacity for packaging wafer die. Since the Company does not have guaranteed manufacturing commitments from most vendors, there is a risk that these vendors could suddenly decide not to supply wafers or package die. Because of this supply shortage, there is an increased risk that certain products will not be readily available for sale according to customer schedules and a risk that the Company's wafer cost will increase. Net sales and gross margin could be adversely affected by the supply shortage, which could be exacerbated if vendors encounter delivery problems. The Company's results of operations also could be adversely affected if the Company's suppliers are subject to injunctions arising from alleged violations of third party intellectual property rights. The enforcement of such an injunction could impede a supplier's ability to provide wafers to the Company.

     The Company is contractually committed to purchase one-half of the wafers produced by MiCRUS. If MiCRUS is able to produce wafers at or below prices generally prevalent in the market, the Company will benefit. If, however, MiCRUS is not able to produce wafers at competitive prices, the Company's results of operations will be correspondingly affected. MiCRUS will not begin delivery of wafers until fiscal 1996. The ramp-up of such a large operation inevitably involves risks, and there can be no assurance that MiCRUS' manufacturing costs will be competitive.

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

     The Company and certain of its customers from time to time have been notified that they may be infringing certain patents and other intellectual property rights of others. Because successive generations of the Company's products tend to offer an increasing number of functions, there is a likelihood that more of these claims will occur as the products become more highly integrated. Further, customers have been named in suits alleging infringement of patents by customer products. Certain components of these products have been purchased from the Company and may be subject to indemnification provisions made by the Company to the customers. The Company has not been named in any such suits. Although licenses are generally offered in such situations, there can be no assurance that litigation will not be commenced in the future regarding patents, mask works, copyrights, trademarks, trade secrets, or indemnification liability, or that any licenses or other rights can be obtained on acceptable terms.

     Crystal has been named in a suit alleging infringement of a patent and claiming damages of $4.8 million before trebling. Crystal has filed a counterclaim alleging infringement of three of its patents. A jury trial is scheduled to begin in August 1995, unless a settlement is reached by the two parties.

     While the Company cannot accurately predict the eventual outcome of the suit or other alleged infringement matters mentioned above, management believes that the likelihood of an outcome resulting in a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows is remote. Should an unfavorable outcome occur, it could have an adverse effect on the Company's future operations and/or liquidity. Also, efforts of defending the Company against future lawsuits, if any, would use cash and management resources.

     Sales of the Company's products depend largely on sales of PCs. The Company believes that a slowdown in sales in the PC market would adversely affect the Company's sales and earnings. The growth in the PC market was exceptionally strong during fiscal year 1995. This growth has created a strong demand for the Company's products. However, should the PC market decline or experience slower growth, then a decline in the order rate for the Company's products could occur during a period of inventory correction by the PC and peripheral device manufacturers. This could result in a decline in revenue or a slower rate of revenue growth during the inventory correction period. The Company could likewise experience a concomitant decrease in gross margin and operating profit. A downturn in the PC market could also affect the financial health of some of the Company's customers, which could affect the Company's ability to collect outstanding accounts receivable from these customers. Furthermore, the intense price competition in the PC industry is expected to continue to put pressure on the price of all PC components.

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



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME
(Thousands, except per share amounts)
                                                          Fiscal years ended
                                                     -----------------------------
                                                     April 1,  April 2,  March 31,
                                                       1995      1994      1993
                                                     --------- --------- ---------
Net sales                                            $889,022  $557,299  $356,478

Operating costs and expenses:
  Cost of sales                                       512,509   298,582   193,759
  Research and development                            165,622   126,632    73,447
  Selling, general and administrative                 126,666    91,887    54,924
  Non-recurring costs                                   3,856         -         -
  Merger costs                                          2,418         -     3,400
                                                     --------- --------- ---------
    Total operating costs and expenses                811,071   517,101   325,530
                                                     --------- --------- ---------
Operating income                                       77,951    40,198    30,948
Foreign currency transaction gains                      4,999         -         -
Gain on sale of equity investment                           -    13,682         -
Interest income and other, net                          9,129     4,280     3,207
Interest expense                                       (2,441)   (2,196)   (1,610)
                                                     --------- --------- ---------
Income before income taxes and cumulative effect
  of acccounting change                                89,638    55,964    32,545
Provision for income taxes                             28,236    18,146    12,321
                                                     --------- --------- ---------
Income before cumulative effect of accounting change   61,402    37,818    20,224
Cumulative effect as of March 31, 1993, of change
  in method of accounting for income taxes                  -     7,550         -
                                                     --------- --------- ---------
Net income                                            $61,402   $45,368   $20,224
                                                     ========= ========= =========
Income per common and common equivalent share
  before cumulative effect of accounting change         $0.96     $0.67     $0.39
Cumulative effect of accounting change per
  common and common equivalent share                        -      0.13         -
                                                     --------- --------- ---------
Net income per common and common equivalent share       $0.96     $0.80     $0.39
                                                     ========= ========= =========
Weighted average common and common equivalent
  shares outstanding                                   63,680    56,402    52,424
                                                     ========= ========= =========

See accompanying notes.


CONSOLIDATED BALANCE SHEETS
(Thousands)
                                                  April 1,   April 2,
                                                  1995       1994
                                                  ---------- ----------
Assets
Current assets:
  Cash and cash equivalents                        $106,882   $193,825
  Short-term investments                             80,144     49,083
  Accounts receivable, less allowance for doubtful
    accounts of $9,439 in 1995 and $8,237 in 1994   161,333     84,885
  Inventories                                       103,642     78,805
  Other current assets                               27,931     21,400
                                                  ---------- ----------
    Total current assets                            479,932    427,998
                                                  ---------- ----------
Property and equipment, at cost:
  Machinery and equipment                           148,753    102,106
  Furniture and fixtures                             12,825      9,177
  Leasehold improvements                             11,757      7,889
                                                  ---------- ----------
                                                    173,335    119,172
  Less accumulated depreciation and amortization    (73,091)   (48,748)
                                                  ---------- ----------
    Property and equipment, net                     100,244     70,424
Joint venture manufacturing agreement,
  net of accumulated amortization of $65             49,935          -
Investment in joint venture                          13,800          -
Deposits and other assets                            29,623     19,509
                                                  ---------- ----------
                                                   $673,534   $517,931
                                                  ========== ==========

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                 $140,445    $88,951
  Accrued salaries and benefits                      32,508     24,157
  Current maturities of long-term debt and
    capital lease obligations                        11,481     11,007
  Income taxes payable                               22,322     16,892
  Other accrued liabilities                          21,557     13,464
                                                  ---------- ----------
    Total current liabilities                       228,313    154,471
                                                  ---------- ----------

Capital lease obligations                             9,602      7,753
Long-term debt                                       16,603     11,392

Commitments and contingencies

Shareholders' equity:
  Convertible preferred stock, no par value; 5,000
    shares authorized, none issued                        -          -
  Common stock, no par value, 140,000 shares
    authorized, 60,594 shares issued and
    outstanding in 1995 and 59,222 in 1994          283,741    270,442
  Retained earnings                                 135,275     73,873
                                                  ---------- ----------
    Total shareholders' equity                      419,016    344,315
                                                  ---------- ----------
                                                   $673,534   $517,931
                                                  ========== ==========

See accompanying notes.


CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
                                                                              Fiscal Years Ended
                                                                       --------------------------------
                                                                        April 1,   April 2,  March 31,
                                                                          1995       1994       1993
                                                                       ---------- ---------- ----------
Cash flows from operating activities:
   Net income                                                            $61,402    $45,368    $20,224
   Acumos Incorporated net income for the
       quarter ended March 31, 1992                                            -          -        110
   Pacific Communication Sciences, Inc. net loss
       for the quarter ended March 31, 1992                                    -          -       (627)
   Adjustments to reconcile net income to net
       cash provided by operating activities:
           Depreciation and amortization                                  34,329     26,315     14,437
           Compensation related to the issuance of
                certain employee stock options                             3,109        641        745
           Gain on sale of equity investment                                   -    (13,682)         -
           Cumulative effect of accounting change                              -     (7,550)         -
           Changes in operating assets and liabilities:
             Accounts receivable                                         (76,448)   (20,163)   (27,114)
             Inventories                                                 (24,837)   (28,850)   (24,728)
             Other current assets                                         (3,650)    (6,751)    (1,504)
             Accounts payable                                             51,494     25,531     33,832
             Accrued salaries and benefits                                 8,351     11,401      8,007
             Income taxes payable                                          3,262     10,058      4,989
             Other accrued liabilities                                     8,093      7,535       (133)
                                                                       ---------- ---------- ----------
Net cash provided by operating activities                                 65,105     49,853     28,238
                                                                       ---------- ---------- ----------
Cash flows from investing activities:
   Purchase of short-term investments available for sale                (193,901)  (211,367)  (200,527)
   Proceeds from sale of short-term investments available for sale       187,900    200,332    194,657
   Purchase of short-term investments held to maturity                  (158,748)         -          -
   Proceeds from short-term investments held to maturity                 133,688          -          -
   Purchase of long-term investments                                           -          -    (35,138)
   Proceeds from sale of long-term investments                                 -          -     45,188
   Proceeds from sale of equity investment                                     -     14,753          -
   Joint venture manufacturing agreement                                 (50,000)         -          -
   Investment in joint venture                                           (13,800)         -          -
   Additions to property and equipment                                   (47,313)   (35,677)   (26,711)
   Increase in deposits and other assets                                 (19,429)    (7,725)    (7,151)
                                                                       ---------- ---------- ----------
Net cash used by investing activities                                   (161,603)   (39,684)   (29,682)
                                                                       ---------- ---------- ----------
Cash flows from financing activities:
   Borrowings on long-term debt                                           13,292      6,673     15,625
   Payments on long-term debt                                             (8,688)    (6,726)    (9,647)
   Payments on capital lease obligations                                  (3,919)    (3,330)    (5,810)
   Borrowings on short-term debt                                               -     10,000          -
   Payments on short-term debt                                                 -    (10,000)         -
   Issuance of common stock in public offering, net of issuance costs          -    136,025          -
   Issuance of common stock, net of issuance costs and
       repurchases                                                         8,870     15,428     11,176
   Collections on shareholder notes receivable                                 -          -        293
                                                                       ---------- ---------- ----------
Net cash provided by financing activities                                  9,555    148,070     11,637
                                                                       ---------- ---------- ----------
Net (decrease) increase in cash and cash equivalents                     (86,943)   158,239     10,193
Cash and cash equivalents at beginning of year                           193,825     35,586     25,393
                                                                       ---------- ---------- ----------
Cash and cash equivalents at end of year                                $106,882   $193,825    $35,586
                                                                       ========== ========== ==========
Non-cash investing and financing activities:
   Equipment purchased under capital leases                               $6,849     $6,158     $7,438
   Tax benefit of stock option exercises                                   1,320      3,437      2,067
Cash payments for:
   Interest                                                                2,464      2,181      1,543
   Income taxes                                                           24,974     12,750      9,358

See accompanying notes.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Three Years Ended April 1, 1995
(Thousands)
                                                                                     Notes
                                                      Common Stock                 Receivable
                                                   -------------------  Retained      from
                                                    Shares    Amount    Earnings  Shareholders     Total
                                                   --------- --------- ---------- ------------ -------------
Balance, March 31, 1992                              46,468  $100,423     $8,798        ($293)     $108,928
Issuance of stock under stock plans
  and other, net of repurchases                       2,238     6,703        ---          ---         6,703
Issuance of stock by PCSI                               336     3,443        ---          ---         3,443
Issuance of stock by PicoPower                          924     1,530        ---          ---         1,530
Compensation related to the
  issuance of certain employee options                  ---       745        ---          ---           745
Collection of shareholders receivable                   ---       ---        ---          293           293
Net income                                              ---       ---     20,224          ---        20,224
Acumos net income for the
  quarter ended March 31, 1992                          ---       ---        110          ---           110
PCSI net loss from operations for the
  quarter ended March 31, 1992                          ---       ---       (627)         ---          (627)
Tax benefit of stock option exercises                   ---     2,067        ---          ---         2,067
                                                   --------- --------- ---------- ------------ -------------
Balance, March 31, 1993                              49,966   114,911     28,505          ---       143,416
Issuance of stock in public
  offering (net of issuance costs of $7,362)          6,940   136,025        ---          ---       136,025
Issuance of stock by PicoPower                          506     5,028        ---          ---         5,028
Issuance of stock under stock plans
  and other, net of repurchases                       1,810    10,400        ---          ---        10,400
Compensation related to the
  issuance of certain employee options                  ---       641        ---          ---           641
Net income                                              ---       ---     45,368          ---        45,368
Tax benefit of stock option exercises                   ---     3,437        ---          ---         3,437
                                                   --------- --------- ---------- ------------ -------------
Balance, April 2, 1994                               59,222   270,442     73,873          ---       344,315
Issuance of stock under stock plans                                                       ---
  and other, net of repurchases                       1,372     8,870        ---          ---         8,870
Compensation related to the                                                               ---
  issuance of certain employee options                  ---     3,109        ---          ---         3,109
Net income                                              ---       ---     61,402          ---        61,402
Tax benefit of stock option exercises                   ---     1,320        ---          ---         1,320
                                                   --------- --------- ---------- ------------ -------------
Balance, April 1, 1995                               60,594  $283,741   $135,275          ---      $419,016
                                                   ========= ========= ========== ============ =============

See accompanying notes.


                              CIRRUS LOGIC, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Description of Business and Major Customer Information

     Cirrus Logic, Inc. (the "Company") operates principally in a single industry segment. The Company is a leading manufacturer of advanced integrated circuits for the desktop and portable computing, telecommunications, and consumer electronics markets. The Company applies its system-level expertise in analog and digital design to innovate highly integrated, software-rich solutions. Cirrus Logic offers a broad portfolio of products including highly integrated chips, software, evaluation boards, manufacturing kits, subsystem modules and telecommunications system equipment. The Company performs its own wafer and product testing, engineering support and quality and reliability assurance, and uses subcontractors to manufacture wafers and assemble products. The Company also manufactures Cellular Digital Packet Data (CDPD) base station equipment for sale to cellular telephone companies. This equipment enables the wireless communications technologies necessary to develop the markets for advanced integrated circuits.

     In fiscal 1995, no customer accounted for 10% or more of net sales. In fiscal 1994, one customer comprised 10% of net sales. In fiscal 1993, two other customers comprised 21% and 10% of net sales. No other customer represented 10% or more of the Company's net sales during these periods.

     Export sales, principally in Asia, including sales to overseas operations of domestic corporations, represented 56%, 58% and 56% of net revenues in fiscal 1995, 1994 and 1993, respectively. There are no restrictions on the transfer of funds in international markets.


Basis of Presentation

     On June 1, 1995, the Board of Directors approved a two-for-one split of the Company's Common Stock. Shareholders of record as of June 19, 1995 will receive certificates reflecting the additional shares. These certificates will be distributed on July 17, 1995. All references to the number of shares of Common Stock, warrants and options to purchase shares of Common Stock, weighted average common and common equivalent shares outstanding, and share prices have been restated to reflect the two-for-one split.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Accounts denominated in foreign currencies have been remeasured in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," using the U.S. dollar as the functional currency. Translation adjustments relating to Cirrus Logic K.K., whose functional currency is the Japanese yen, have not been material.

     During the first quarter of fiscal 1994, the Company changed its reporting period from a 12 month year ending March 31 to a fiscal year of 52 or 53 weeks ending on the Saturday closest to March 31.

     In April 1992 and February 1993, the Company merged with Acumos Incorporated (Acumos) and Pacific Communication Sciences, Inc. (PCSI), respectively. These mergers were tax free reorganizations and were accounted for as poolings of interests. All of the consolidated financial information includes the operations of Acumos and PCSI.

     In August 1994, Cirrus Logic merged with PicoPower Technology, Inc. (PicoPower) of San Jose, California. Cirrus Logic issued 2,609,238 shares of Common Stock in exchange for all of the outstanding preferred and common stock of PicoPower in a transaction accounted for as a pooling of interests. In addition, Cirrus Logic agreed to assume all outstanding options and a warrant to purchase stock of PicoPower, which represented the right to purchase 793,766 shares of Cirrus Logic Common Stock.
All financial information has been restated to reflect the combined operations of the companies. The table below shows the composition of combined net sales, net income and net income per common and common equivalent share for the pre-merger periods indicated (in thousands, except per share amounts).

                                Quarter      Fiscal Years Ended
                                 Ended      --------------------
                                July 2,      April 2,  March 31,
                              ----------    ---------  ---------
                              (Unaudited)
Net sales:
    Cirrus Logic               $ 175,961    $ 544,077  $ 354,770
    PicoPower                      9,036       13,222      1,708
                              ----------    ---------  ---------
                               $ 184,997    $ 557,299  $ 356,478
                              ==========    =========  =========
Net income:
    Cirrus Logic                $ 15,009     $ 44,632   $ 20,593
    PicoPower                        566          736       (369)
                              ----------    ---------  ---------
                                $ 15,575     $ 45,368   $ 20,224
                              ==========    =========  =========
Net income per common and
  common equivalent share         $ 0.24       $ 0.80     $ 0.39
                              ==========    =========  =========

Weighted average common and common
  equivalent shares outstanding:

    Cirrus Logic                  60,414       53,456     50,894
    PicoPower                      3,326        2,946      1,530
                              ----------    ---------  ---------
                                  63,740       56,402     52,424
                              ==========    =========  =========


Cash Equivalents and Investments

     Cash equivalents consist primarily of over-night deposits, commercial paper, U.S. Government Treasury instruments, and money market funds with original maturities of three months or less at date of purchase. Short-term investments have maturities greater than three months but less than one year and consist of U.S. Government Treasury instruments, money market preferred stock, auction preferred stock, municipal bonds, certificates of deposit and commercial paper.


Securities Held-to-Maturity and Available-for-Sale

     Effective April 3, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which creates certain classification categories for such investments, based on the nature of the securities and the intent and investment goals of the Company. In accordance with SFAS No. 115, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect as of April 2, 1994 of adopting SFAS No. 115 was immaterial.

     Under SFAS No. 115, management determines the appropriate classification of certain debt and equity securities at the time of purchase as either held-to-maturity, trading or available-for-sale and reevaluates such designation as of each balance sheet date.

     Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income and other, net. Held-to-maturity securities include only those securities the Company has the positive intent and ability to hold to maturity.

     Securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Realized gains and losses, declines in value judged to be other than temporary, and interest on available-for-sale securities are included in interest income and other, net.


Foreign Exchange Contracts

     The Company may enter into foreign currency exchange or option contracts to hedge certain of its foreign currency exposures. Market value gains and losses on the forward contracts are recorded as offsets to the foreign exchange gains or losses on the hedged foreign currency transactions. During fiscal years 1995, 1994 and 1993, foreign currency contracts, when used, were used, to hedge inventory purchases.

     During fiscal 1995, the Company recorded $4,999,000 of transaction gains pertaining to the remeasurement of certain unhedged balance sheet accounts denominated in Japanese yen. Transactions gains and losses were immaterial in fiscal years 1994 and 1993. In April 1995, the Company purchased a foreign currency option contract to hedge certain balance sheet accounts denominated in yen. The option is for approximately 3.5 billion yen and expires in June 1995.


Inventories

     Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market and are comprised of the following (in thousands):

                                           April 1,     April 2,
                                             1995          1994
                                          ---------     --------
     Work-in-process                      $  84,920     $ 62,833
     Finished goods                          18,722       15,972
                                          ---------     --------
                                          $ 103,642     $ 78,805
                                          =========     ========


Property and Equipment

     Property and equipment is recorded at cost. Depreciation and amortization is provided on a straight-line basis over estimated useful lives ranging from three to five years, or over the life of the lease for equipment under capitalized leases, if shorter. Leasehold improvements are amortized over the term of the lease or their estimated useful life, whichever is shorter.


Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade accounts receivable. By policy, the Company places its investments only with high credit quality financial institutions and, other than U.S. Government Treasury instruments, limits the amounts invested in any one institution or in any type of instrument. Almost all of the Company's trade accounts receivable are derived from sales to manufacturers of computer systems and subsystems. The Company performs ongoing credit evaluations of its customers' financial condition and limits its exposure to accounting losses by limiting the amount of credit extended whenever deemed necessary and generally does not require collateral.


Revenue Recognition

     Revenue from product sales direct to customers is recognized upon shipment. Certain of the Company's sales are made to distributors under agreements allowing certain rights of return and price protection on products unsold by distributors.
Accordingly, the Company defers revenue and gross profit on such sales until the product is sold by the distributors.


Non-recurring and Merger Costs

     In the quarter ended October 1, 1994, non-recurring and merger costs were approximately $6.3 million. Non-recurring costs of $3.9 million were primarily associated with the acquisition of certain technology and marketing rights and the remaining minority interest in a subsidiary, and the formation of the MiCRUS joint venture with International Business Machines Corporation (IBM). Merger costs of approximately $2.4 million for the August 1994, combination of Cirrus Logic and PicoPower included one-time costs for charges related to the combination of the two companies, financial advisory services, and legal and accounting fees.


Income Taxes

     During fiscal 1994, the Company implemented SFAS No. 109, "Accounting for Income Taxes," effective as of the beginning of the year. Prior periods were accounted for under SFAS No. 96 and have not been restated. The cumulative effect of this accounting change, a result of recognizing tax benefits which had been unrecognized prior to April 1, 1993, increased net income for fiscal 1994 by $7,550,000, or $0.13 per share. There was no effect on income before income taxes from the adoption of SFAS No. 109.


Net Income Per Common and Common Equivalent Share

     Net income per common and common equivalent share is based on the weighted average common shares outstanding and dilutive common equivalent shares (using the treasury stock or modified treasury stock method, as required). Common equivalent shares include dilutive stock options and warrants. Dual presentation of primary and fully diluted income per share is not shown on the face of the income statement because the differences are insignificant.


2.  FINANCIAL INSTRUMENTS

Fair Values of Financial Instruments

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

     Investment securities and other non-current marketable equity securities: The fair values for marketable debt and equity securities are based on quoted market prices.

     Commercial and standby letters of credit: The fair values of commercial and standby letters of credit are based on quoted market prices.

     Foreign currency exchange contracts: The fair values of the Company's foreign currency exchange forward contracts are estimated based on quoted market prices of comparable contracts, adjusted through interpolation where necessary for maturity differences.

     Long-term debt: The fair value of long-term debt is estimated based on current interest rates available to the Company for debt instruments with similar terms and remaining maturities.

     The carrying amounts and fair values of the Company's financial instruments at April 1, 1995 are as follows (in thousands):

                                    Carrying Amount  Fair Value
                                    ---------------  ----------

Cash and cash equivalents               $ 106,882     $ 106,882
Investment securities:
     U.S. Government Treasury
          instruments                      43,328        43,334
     U.S. Government Agency
          instrument                        1,000           996
     Municipal auction preferred stock      5,000         5,000
     Auction preferred stock               18,000        18,000
     Commercial paper                       1,969         1,969
     Certificates of deposit                1,997         1,997
     Municipal bonds                        8,850         8,781
Long-term debt                             23,856        23,856

     The carrying amounts and fair values of the Company's financial instruments at April 2, 1994 are as follows (in thousands):

                                    Carrying Amount  Fair Value
                                    ---------------  ----------

Cash and cash equivalents               $ 187,875     $ 187,875
Investment securities:
     U.S. Government Treasury
          instruments                      32,083        32,132
     Auction preferred stock               17,000        17,000
Other non-current marketable equity         1,089         2,182
Foreign currency exchange forward
  contracts                                    --         2,711
Long-term debt                             19,252        19,690


Investments

     The following is a summary of available-for-sales and held-to-maturity securities at April 1, 1995 (in thousands):

                                    Gross      Gross    Estimated
                                 Unrealized  Unrealized    Fair
                          Cost      Gains      Losses     Value
                        --------    ------     ------   --------
Available-for-Sale:
 Municipal auction
  preferred stock       $  5,000    $    -     $    -   $  5,000
 Auction preferred stock  18,000         -          -     18,000
                        --------    ------     ------   --------
 Total                  $ 23,000    $    -     $    -   $ 23,000
                        ========    ======     ======   ========

Held-to-Maturity:
 U.S. Government
  Treasury instruments  $ 47,273    $   16     $    4   $ 47,285
 U.S. Government
  Agency instruments       1,000         -          4        996
 Commercial paper         10,874        42          -     10,916
 Certificates of deposit   1,997         -          -      1,997
 Municipal bonds           8,850         -         69      8,781
                        --------    ------     ------   --------
 Total                  $ 69,994    $   58     $   77   $ 69,975
                        ========    ======     ======   ========

     There have been no gross realized gains or losses on available-for-sale securities to date. The available-for-sale securities do not have contracted maturity dates. Held-to-maturity securities have contracted maturities of less than one year at April 1, 1995.

     The following is a reconciliation of the investment categories to the balance sheet classification at April 1, 1995
(in thousands):

                           Cash and Cash   Short-term
                            Equivalents    Investment     Total
                            -----------   -----------  ---------
Cash                        $  94,032     $       -    $  94,032
Available-for-sale
  securities                        -        23,000       23,000
Held-to-maturity
  securities                   12,850        57,144       69,994
                            -----------   -----------  ---------
                            $ 106,882     $  80,144    $ 187,026
                            ===========   ===========  =========


3.  JOINT VENTURE AND RELATED MANUFACTURING AGREEMENT

     During September 1994, the Company and IBM completed a series of agreements pertaining to joint manufacturing. In January 1995, under the terms of the agreements, a new joint venture called MiCRUS, began manufacturing semiconductor wafers for each parent company using IBM's submicron wafer processing technology. MiCRUS leased an existing 175,000 square-foot IBM facility located at the Hudson Valley Research Park in East Fishkill, New York. Focusing initially on manufacturing CMOS wafers with line widths in the 0.6 to 0.5 micron range, the joint venture plans to be in volume production of both IBM and Cirrus Logic products by the end of fiscal year 1996. IBM and Cirrus Logic own 52% and 48% of MiCRUS, respectively. The term of the joint venture, initially set for eight years, may be extended by mutual accord. The Company has a commitment for 50% of the output of the facility over the life of the venture. Activities of the joint venture are focused on the manufacture of semiconductor wafers, and do not encompass direct product licensing or product exchanges between the Company and IBM.

     In January 1995, MiCRUS leased approximately $145 million of wafer fabrication and infrastructure equipment pursuant to an operating lease with a third party and guaranteed jointly and severally by the Company and IBM. In addition, IBM and Cirrus Logic each expect to provide MiCRUS with approximately $160 million of additional capital equipment for the expansion of operations. The Company expects to use lease financing to fund this expansion. Also, the State of New York has offered to provide Cirrus Logic with up to $40 million in long-term loans to fund a portion of the expansion in addition to low cost power and certain tax abatements for new investment in the State.

     In December 1994, Cirrus Logic paid $63.8 million for the joint venture investment and the manufacturing agreement. The manufacturing agreement payment of $50 million will be charged to the cost of production over the life of the venture based upon the ratio of current units of production to current and anticipated future units of production. The joint venture is accounted for on the equity method and the results to date have not been material.


4.  INVESTMENTS

     During fiscal years 1991 and 1992, the Company invested approximately $1,660,000 in Media Vision, Inc. (Media Vision) Preferred Stock. The investment was accounted for by the cost method and represented an approximate six percent interest in Media Vision. In fiscal 1994, the Company sold approximately 76% of its original investment in Media Vision in an initial public offering in April 1993 and in October 1993 in the open market. The Company realized a gain of $13,682,000 on these sales in fiscal year 1994.


5.  OBLIGATIONS UNDER CAPITAL LEASES

     The Company has capital lease agreements for machinery and equipment as follows (in thousands):

                                       April 1,      April 2,
                                         1995          1994
                                      ---------     ---------

     Capitalized cost                 $ 18,798      $ 16,231
     Accumulated amortization           (8,482)       (6,658)
                                      ---------     ---------
                                      $ 10,316      $  9,573
                                      =========     =========

     Amortization expense on assets capitalized under capital lease obligations is included in depreciation and amortization.
The lease agreements are secured by the leased property.

     Future minimum lease payments under capital leases for the following fiscal years, together with the present value of the net minimum lease payments as of April 1, 1995, are (in thousands):

     1996                                        $  4,904
     1997                                           4,466
     1998                                           3,431
     1999                                           2,172
     2000                                             629
                                                 ---------
     Total minimum lease payments                  15,602
     Less amount representing interest             (1,772)
                                                 ---------
     Present value of net minimum lease payments   13,830
     Less current maturities                       (4,228)
                                                 ---------
     Capital lease obligations                   $  9,602
                                                 =========


6.  LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                           April 1,   April 2,
                                             1995        1994
                                           ---------  ---------

     Installment notes with interest
      rates ranging from 6.35% to 12.6%    $ 23,356   $ 18,252
     Installment purchase contract with
      officer of subsidiary                     500      1,000
     Less current maturities                 (7,253)    (7,860)
                                           ---------  ---------
     Long-term debt                        $ 16,603   $ 11,392
                                           =========  =========

     Principal payments for the following fiscal years are (in thousands):

          1996                                  $  7,253
          1997                                     5,563
          1998                                     5,644
          1999                                     2,997
          2000                                     2,399
                                                --------
                                                $ 23,856
                                                ========

     At April 1, 1995, installment notes are secured by machinery and equipment with a net book value of $18,940,000 ($11,430,000 at April 2, 1994).


7.  BANK ARRANGEMENTS

     The Company has a commitment for a bank line of credit up to a maximum of $25,000,000, at the bank's prime rate (9.00% at April 1, 1995). There were no outstanding borrowings under this arrangement at April 1, 1995, and the amount available, net of outstanding letters of credit, was approximately $5,599,000. The line expires in December 1995. Terms of the above arrangement require compliance with certain covenants including the maintenance of certain financial ratios, minimum tangible net worth and profitable operations on a quarterly basis as well as a prohibition against the payment of cash dividends without prior bank approval. The Company was in compliance with all covenants at April 1, 1995.

     The Company has outstanding letters of credit with banks which are denominated in Japanese yen and U.S. dollars totaling approximately $14,691,000 at April 1, 1995. Such letters of credit secure inventory purchases.

     In addition, the Company has a separate standby letter of credit of $10,000,000 with a wafer vendor to secure inventory purchases under a wafer supply agreement (see note 8).


8.  COMMITMENTS

Facilities and Equipment Under Operating Lease Agreements

     The Company leases its facilities and certain equipment under operating lease agreements, some of which have renewal options. Certain of these arrangements provide for lease payment increases based upon future fair market rates. The aggregate minimum future rental commitments under all operating leases for the following fiscal years are (in thousands):

          1996                                     $  9,322
          1997                                        7,985
          1998                                        7,269
          1999                                        7,060
          2000                                        7,005
          Thereafter                                 42,675
                                                   --------
          Total minimum lease payments             $ 81,316
                                                   ========

     Total rent expense was approximately $10,242,000, $6,264,000 and $4,404,000 for fiscal years 1995, 1994 and 1993, respectively.


Wafer Supply Agreement

     During September 1993, the Company entered into a 3-year volume purchase agreement with a wafer vendor. Under the terms of the agreement, the Company must purchase certain minimum quantities of wafers. The Company estimates that under the remaining term of the agreement, which expires in March 1997, it is obliged to purchase approximately $70.0 million of product. If the Company does not purchase the minimum quantities, it may be required to pay a reduced amount for any shortfall not sold by the vendor to other customers. During fiscal year 1995, the Company purchased $17.4 million of product under this supply agreement.


9.  EMPLOYEE BENEFIT PLANS

     The Company and its subsidiaries have adopted 401(k) Profit Sharing Plans ("the Plans") covering substantially all of their qualifying domestic employees. Under the Plans, employees may elect to reduce their current compensation by up to 15%, subject to annual limitations, and have the amount of such reduction contributed to the Plans. The Plans permit, but do not require, additional discretionary contributions by the Company on behalf of all participants. During fiscal years 1995 and 1994, the Company and its subsidiaries matched employee contributions up to various maximums per plan for a total of approximately $1,849,000 and $1,290,000, respectively (none in fiscal 1993). The Company intends to continue the contributions in fiscal 1996.


10. SHAREHOLDERS' EQUITY

Warrant

     The Company has an outstanding warrant to purchase 60,000 shares of Common Stock at $12.00 per share. The warrant expires in June 1995.


Employee Stock Purchase Plan

     In March 1989, the Company adopted the 1989 Employee Stock Purchase Plan. As of April 1, 1995, 422,090 shares of Common Stock are reserved for future issuance. During fiscal 1995, 1994 and 1993, 461,252, 409,234 and 259,098 shares, respectively, were issued under the Employee Stock Purchase Plan.

     The Board of Directors recommended for shareholder approval an additional 800,000 shares of Common Stock for issuance under the Employee Stock Purchase Plan.


Stock Option Plans

     The Company has various stock option plans (the "Option Plans") under which officers, key employees, non-employee directors and consultants may be granted qualified and non-qualified options to purchase shares of the Company's authorized but unissued Common Stock. The price of the options is at not less than 85% of the fair market value of the stock on date of grant. Options are generally exercisable immediately but are subject to repurchase if exercised prior to vesting and currently expire no later than ten years from date of grant.

     Under other option plans, the Company also has issued non-qualified stock options to purchase a total of 631,156 shares at prices ranging from $0.06 to $6.50 per share, subject to a vesting schedule of three and one-half or four years and 23,000 shares as stock grants to employees at no cost which vest over five years.
A restricted stock purchase agreement for 10,000 shares which vests over two years has been issued to a consultant. The Company recognizes as compensation expense the excess of the fair market value at the date of grant over the exercise price of such options and grants. The compensation expense is amortized ratably over the vesting period of the options.

     The Board of Directors recommended for shareholder approval an additional 1,880,000 shares of Common Stock for issuance under the Option Plans.

     Additional information relative to stock option activity is as follows (in thousands):
                                                      Outstanding Options
                                         Options     --------------------
                                      Available for  Number of  Aggregate
                                          Grant      Shares       Price
                                      -----------    -------   ----------
Balance, March 31, 1992                    1,238      6,572    $  23,610
Shares authorized for issuance             2,560          -            -
Options granted                           (3,520)     3,520       36,285
Options exercised                              -     (2,088)      (3,647)
Options cancelled                            106       (150)        (879)
                                      -----------    -------   ----------
Balance, March 31, 1993                      384      7,854       55,369
Shares authorized for issuance             4,170          -            -
Options granted                           (4,200)     4,200       47,075
Options exercised                              -     (1,360)      (7,355)
Options cancelled                            292       (322)      (3,125)
                                      -----------    -------   ----------
Balance, April 2, 1994                       646     10,372       91,964
Shares authorized for issuance             4,796          -            -
Options granted                           (4,228)     4,228       57,574
Options exercised                              -       (898)      (3,337)
Options cancelled                            272       (314)      (4,407)
                                      -----------    -------   ----------
Balance, April 1, 1995                     1,486     13,388    $ 141,794
                                      ===========    =======   ==========

     As of April 1, 1995, approximately 14,874,000 shares of
Common Stock were reserved for issuance under the Option Plans.


11.  INCOME TAXES

     Income before income taxes and cumulative effect of accounting change consists of (in thousands):

                               1995         1994         1993
                            ---------    ---------    ---------

     United States          $  57,541    $  40,196    $  23,962
     Foreign                   32,097       15,768        8,583
                            ---------    ---------    ---------
          Total             $  89,638    $  55,964    $  32,545
                            =========    =========    =========

     The provision for income taxes consists of (in thousands):

                               1995         1994         1993
                           ----------    ----------  ----------
     Federal
       Current             $  27,829     $  20,245   $  11,817
       Prepaid                (2,180)       (5,910)     (2,074)
                           ----------    ----------  ----------
                              25,649        14,335       9,743

     State
       Current                 2,936         4,911       2,453
       Prepaid                (1,308)       (1,820)         --
                           ----------    ----------  ----------
                               1,628         3,091       2,453

     Foreign
       Current                   959           720         125
                           ----------    ----------  ----------
     Total                 $  28,236     $  18,146   $  12,321
                           ==========    ==========  ==========

     The provision for income taxes differs from the amount computed by applying the statutory federal rate to pretax income as follows:

                                         1995     1994     1993
                                        -------  -------  -------
U.S. federal statutory income tax
  rate                                   35.0%    35.0%    34.0%
Provision for state income taxes,
  net of federal benefit                  1.4%     3.6%     6.0%
Utilization of federal net operating
  loss carryforwards                       --       --     (3.7%)
Foreign earnings taxed at lower rates    (3.0%)   (3.4%)   (7.9%)
Pre-merger subsidiary losses               --       --      7.1%
Non-deductible merger costs               0.7%      --      1.8%
Research and development credits
  (flow-through method)                  (4.6%)   (4.7%)   (0.8%)
Other                                     2.0%     1.9%     1.4%
                                        -------  -------  -------
Provision for income taxes               31.5%    32.4%    37.9%
                                        =======  =======  =======

     The Company does not provide U.S. federal income taxes on the unremitted earnings of foreign subsidiaries which it intends to permanently reinvest in the operations of such subsidiaries. The total unremitted earnings for which no U.S. federal tax has been provided as of April 1, 1995, is approximately $27 million.

     Under SFAS No. 109, deferred income tax assets and liabilities reflect the net tax effects of tax carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

     Significant components of the Company's deferred tax assets and liabilities are (in thousands):

                                             April 1,   April 2,
                                               1995       1994
                                             --------   --------
     Deferred tax assets:
          Inventory valuation                $  9,443   $  8,253
          Accrued expenses and allowances      13,853      8,490
          Net operating loss carryforwards      3,051      4,643
          Research and development credit
             carryforwards                      2,190      2,190
          Other                                 2,077        873
                                             --------   --------
             Total deferred tax assets         30,614     24,449
                                             --------   --------
     Deferred tax liabilities:
          Depreciation                          5,057      2,973
          Other                                   920        327
                                             --------   --------
             Total deferred tax liabilities     5,977      3,300
                                             --------   --------
     Total net deferred tax assets           $ 24,637   $ 21,149
                                             ========   ========

     During fiscal 1993, deferred or prepaid income taxes were provided in accordance with SFAS No. 96 for significant temporary differences. The prepaid tax expense for fiscal 1993 included $1,967,000 for accrued expenses and allowances not currently deductible and $107,000 of other items.

     As a result of the 1993 PCSI merger, the Company has net operating loss carryforwards for federal tax purposes of approximately $8.5 million, expiring from 2002 through 2008. These net operating loss carryforwards are available to offset future consolidated taxable income only to the extent contributed by PCSI and are subject to an annual limitation of approximately $2.6 million because of the "change in ownership" rules under
Section 382 of the Internal Revenue Code.


12.  LEGAL MATTERS

     The Company and certain of its customers from time to time have been notified that they may be infringing certain patents and other intellectual property rights of others. Further, customers have been named in suits alleging infringement of patents by the customer products. Certain components of these products have been purchased from the Company and may be subject to indemnification provisions made by the Company to the customers. The Company has not been named in any such suits. Although licenses are generally offered in such situations, there can be no assurance that litigation will not be commenced in the future regarding patents, mask works, copyrights, trademarks, trade secrets, or indemnification liability, or that any licenses or other rights can be obtained on acceptable terms.

     Crystal has been named in a suit alleging infringement of a patent and claiming damages of $4.8 million before trebling. Crystal has filed a counterclaim alleging infringement of three of its patents. A jury trial is scheduled to begin in August 1995, unless a settlement is reached by the two parties.

     While the Company cannot accurately predict the eventual outcome of the suit or other alleged infringement matters mentioned above, management believes that the likelihood of an outcome resulting in a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows is remote.

     On May 7, 1993, the Company was served with two shareholder class action lawsuits filed in the United States District Court for the Northern District of California. The lawsuits, which name the Company and several of its officers and directors as defendants, allege violations of the federal securities laws in connection with the announcement by Cirrus Logic of its financial results for the quarter ended March 31, 1993. The complaints do not specify the amounts of damages sought. The Company believes that the allegations of the complaints are without merit, and the Company intends to vigorously defend itself. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position, results of operations, or cash flows.

REPORT OF ERNST & YOUNG LLP
Independent auditors
The Board of Directors and Shareholders, Cirrus Logic, Inc.

We have audited the accompanying consolidated balance sheets of Cirrus Logic, Inc. as of April 1, 1995 and April 2, 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended April 1, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cirrus Logic, Inc. at April 1, 1995 and April 2, 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 1, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in fiscal 1994 the Company changed its method of accounting for income taxes.


                                                           /s/Ernst & Young LLP


San Jose, California
April 25, 1995

CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA
(Amounts in thousands except per share amounts)
(Unaudited)
                                                                                 Fiscal years by quarter
                                                      ----------------------------------------------------------------------------
                                                                     1995                                     1994
                                                      ------------------------------------    ------------------------------------
                                                         4th      3rd      2nd      1st          4th      3rd      2nd     1st *
Operating summary:
Net sales                                             $273,215 $228,599 $202,211 $184,997     $175,369 $154,068 $127,402 $100,460
Cost of sales                                          166,509  135,658  113,715   96,627       90,377   79,264   66,665   62,276
Non-recurring costs                                          -        -    3,856        -            -        -        -        -
Merger costs                                                 -        -    2,418        -            -        -        -        -
Operating income (loss)                                 21,012   19,725   15,788   21,426       21,358   18,266    8,387   (7,813)
Gain on sale of equity investment                            -        -        -        -            -   11,226        -    2,456
Income (loss) before income taxes                       27,601   21,142   18,045   22,850       22,279   30,048    9,119   (5,482)
Income (loss) before effect of accounting change        18,907   14,482   12,438   15,575       14,816   20,029    6,622   (3,649)
Cumulative effect of change in method
   of accounting for income taxes                            -        -        -        -            -        -        -    7,550
Net income                                             $18,907  $14,482  $12,438  $15,575      $14,816  $20,029   $6,622   $3,901

Income (loss) per common and common equivalent share
   before cumulative effect of accounting change         $0.29    $0.23    $0.20    $0.24        $0.24    $0.35    $0.12   ($0.07)

Cumulative effect of accounting change per common and
   common equivalent share                                   -        -        -        -            -        -        -    $0.14

Net income per common and common equivalent share        $0.29    $0.23    $0.20    $0.24        $0.24    $0.35    $0.12    $0.07

Weighted average common and common equivalent shares
   outstanding                                          64,472   63,300   63,206   63,740       61,456   56,740   54,600   52,810

The number of weighted average common and common equivalent shares outstanding has been restated for all periods to reflect the two-for-one split of the Company's Common Stock approved by the Board of Directors on June 1, 1995.

In October 1991, April 1992, February 1993, and August 1994, the Company merged with Crystal Semiconductor Corporation,
    Acumos Incorporated, Pacific Communication Sciences, Inc., and PicoPower Technology, Inc., respectively.  All of the consolidated financial information reflects the combined operations of the companies.

*  A significant customer of the Company decreased its forecasted demand for certain of the Company's low-end mass storage products.  Because of this decrease in demand and rapidly changing and uncertain disk drive market conditions, the Company charged $10 million to cost of sales late in the first quarter of fiscal year 1994.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Executive Officers - See the section entitled "Executive
     Officers of the Registrant" in Part I, Item 1 hereof.

(b) Directors - The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Registrant's Proxy Statement.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections entitled "Executive Compensation" and various stock benefit plan proposals in the Registrant's Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information required by this Item is incorporated by reference to the sections entitled "Share Ownership of Directors, Executive
Officers and Certain Beneficial Owners" of the Registrant's Proxy
Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the section entitled "Executive Compensation" in the Registrant's Proxy Statement.


                            PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K


(a)  The following documents are filed as part of this Report:

1.  Financial Statements

The following consolidated financial statements of the Registrant and Report of Ernst & Young LLP, Independent Auditors are included herewith:


(i)   Consolidated Balance Sheets as of April 1, 1995 and
      April 2, 1994.

(ii)  Consolidated Statements of Income for the years ended
      April 1, 1995, April 2, 1994 and March 31, 1993.

(iii) Consolidated Statements of Shareholders' Equity for the years ended April 1, 1995, April 2, 1994 and
      March 31, 1993.

(iv)  Consolidated Statements of Cash Flows for the years ended
      April 1, 1995, April 2, 1994 and March 31, 1993.

(v)   Notes to Consolidated Financial Statements.

(vi)  Report of Ernst & Young LLP, Independent Auditors.


2.  Financial Statement Schedules

The following consolidated financial statement schedule is filed as part of this report and should be read in conjunction with the consolidated financial statements:


                 Schedule

II    Valuation and Qualifying Accounts


All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.


                               CIRRUS LOGIC INC.

                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                            Balance    Charged to                    Balance
                         at Beginning   Costs and                    at Close
          Item             of Period    Expenses    Deductions (1)  of Period
- -----------------------  ------------- ----------- ------------    ------------
                                      (Amounts in thousands)

1993
  Allowance for doubtful
       accounts                $2,682      $2,433        ($488)         $4,627

1994
  Allowance for doubtful
       accounts                $4,627      $3,688         ($78)         $8,237

1995
  Allowance for doubtful
       accounts                $8,237      $4,631      ($3,429)         $9,439


 (1) Uncollectible accounts written off, net of recoveries



3.  Exhibits

The following exhibits are filed as part of or incorporated by reference into this Report:

 3.1 (1) Restated Articles of Incorporation of Registrant, as amended.

 3.2 (1)  Form of Restated Articles of Incorporation of
          Registrant.

 3.3 (1)  By-laws of Registrant, as amended.

 4.0 (1)  Article III of Restated Articles of Incorporation of
          Registrant (See Exhibits 3.1 and 3.2).

10.1      Amended 1987 Stock Option Plan.

10.2      Amended 1989 Employee Stock Purchase Plan.

10.3 (1)  Description of Executive Bonus Plan.

10.4 (1)  Fourth Amendment to Preferred Shares Purchase
          Agreements, Founders Registration Rights Agreements, and Warrant Agreements and Consent between the Registrant and certain shareholders of the Registrant dated May 15, 1987, as amended April 28, 1989.

10.5 (1)  Form of Indemnification Agreement.

10.6 (1)  License Agreement between Registrant and Massachusetts
          Institute of Technology dated December 16, 1987.

10.7 (1) Lease between Prudential Insurance Company of America and Registrant dated June 1, 1986.

10.8 (1)  Lease between McCandless Technology Park, Milpitas, and
          Registrant dated March 31, 1989.

10.9 (1) Agreement for Foreign Exchange Contract Facility between Bank of America National Trust and Savings Association and Registrant, dated April 24, 1989.

10.10 (2) 1990 Directors Stock Option Plan and forms of Stock
          Option Agreement.

10.11 (2) Lease between Renco Investment Company and Registrant dated December 29, 1989.

10.12 (3) Loan agreement between First Interstate Bank of
          California and Silicon Valley Bank and Registrant, dated September 29, 1990.

10.13 (2) Loan agreement between Orix USA Corporation and the
          Registrant dated April 23, 1990.

10.14 (2) Loan agreement between USX Credit Corporation and
          Registrant dated December 28, 1989.

10.15 (3) Loan agreement between Household Bank and Registrant dated September 24, 1990.

10.16 (3) Loan agreement between Bank of America and Registrant dated March 29, 1991.

10.17 (4) Equipment lease agreement between AT&T Systems Leasing
          Corporation and Registrant dated December 2, 1991.

10.18 (4) Lease between Renco Investment Company and Registrant dated May 21, 1992.

10.19 (5) Loan agreement between Deutsche Credit Corporation and
          Registrant dated March 30, 1993.

10.20 (5) Lease between Renco Investment Company and Registrant dated February 28, 1993.

10.21 (6) Lease between Renco Investment Company and Registrant dated May 4, 1994.

10.22 (7) Participation Agreement dated as of September 1, 1994 among Registrant, International Business Machines
          Corporation, Cirel Inc. and MiCRUS Holdings Inc.

10.23 (7) Partnership Agreement dated as of September 30, 1994 between Cirel Inc. and MiCRUS Holdings Inc.

10.24 Amended and Restated Credit Agreement between Registrant and Bank of America dated January 31, 1995.

11.1      Statement re: Computation of Per Share Earnings.

21.1      Proxy Statement to the 1995 Annual Meeting of
          Shareholders.

22.1      Subsidiaries of Registrant.

23.1      Consent of Ernst & Young LLP, Independent Auditors.

27        Article 5 Fin. Data Schedule for 4th Qtr 10-K


(1) Incorporated by reference to Registration Statement
     No. 33-28583.

(2) Incorporated by reference to Registrant's Report on Form 10-K for the fiscal year ended March 31, 1990.

(3) Incorporated by reference to Registrant's Report on Form 10-K for the fiscal year ended March 31, 1991.

(4) Incorporated by reference to Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992.

(5) Incorporated by reference to Registrant's Report on Form 10-K for the fiscal year ended March 31, 1993.

(6) Incorporated by reference to Registrant's Report on Form 10-K for the fiscal year ended April 1, 1994.

(7) Incorporated by reference to Registrant's Report on Form 10-Q for the quarterly period ended October 1, 1994.



(b) Reports on Form 8-K

None.



                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


CIRRUS LOGIC, INC.
By:  /s/ Sam Srinivasan
     Sam S. Srinivasan
     Senior Vice President, Finance and Administration, Chief
     Financial Officer, Principal Accounting Officer, Treasurer
     and Secretary.



KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sam S. Srinivasan, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Michael L. Hackworth                 /s/ C. Gordon Bell
Michael L. Hackworth                     C. Gordon Bell
President, Chief Executive               Director, June 29, 1995
Officer and Director
June 29, 1995


/s/ Suhas S. Patil                       /s/ D. James Guzy
Suhas S. Patil                           D. James Guzy
Chairman of the Board,                   Director, June 29, 1995
Executive Vice President,
Products and Technology
and Director
June 29, 1995


/s/ David L. Lyon                        /s/ C. Woodrow Rea, Jr.
President of PCSI (a subsidiary          C. Woodrow Rea, Jr.
of Cirrus Logic, Inc.) and               Director, June 29, 1995
Director
June 29, 1995


/s/ Suhas S. Patil                       /s/ Walden C. Rhines
Suhas S. Patil                           Walden C. Rhines
Chairman of the Board,                   Director, June 29, 1995
Executive Vice President,
Products and Technology
and Director
June 29, 1995
                                         /s/ Robert H. Smith
                                         Robert H. Smith
                                         Director, June 29, 1995

/s/ Sam S. Srinivasan
Sam S. Srinivasan
Senior Vice President,
Finance and Administration,
Chief Financial Officer,
Principal Accounting Officer,
Treasurer and Secretary
June 29, 1995