Form 10-Q
period 1995-07-01
CIRRUS LOGIC INC
filed 1995-08-15
CIK 772406

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended    July 1, 1995

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


                         YES [X]        NO [ ]


     The number of shares of the registrant's common stock, no par value, was 62,114,476 as of July 1, 1995. (On June 1, 1995, the Board of Directors approved a two-for-one split of the Company's Common Stock. Shareholders of record as of June 19, 1995 received certificates reflecting the additional shares. These certificates were distributed on July 17, 1995.
All references to the number of shares of Common Stock, warrants and options to purchase shares of Common Stock, weighted average common and common equivalent shares outstanding, and share prices have been restated to reflect the two-for-one split.)

Part 1.  Financial Information
Item 1.   Financial Statements
                                CIRRUS LOGIC, INC.

               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (In thousands, except per share data)
                               (Unaudited)
                                                        Quarter Ended
                                                      July 1,   July 2,
                                                       1995      1994
                                                     --------- ---------
Net sales                                            $300,269  $184,997

Costs and expenses:
  Cost of sales                                       177,689    96,627
  Research and development                             53,950    38,030
  Selling, general and administrative                  38,064    28,914
                                                     --------- ---------
    Total costs and expenses                          269,703   163,571

Income from operations                                 30,566    21,426
Interest and other income, net                          2,626     1,424
                                                     --------- ---------
Income before provision for income taxes               33,192    22,850
Provision for income taxes                             10,455     7,275
                                                     --------- ---------
Net income                                            $22,737   $15,575
                                                     ========= =========


Net income per common and common equivalent share       $0.34     $0.24
                                                     ========= =========

Weighted average common and common
  equivalent shares outstanding                        67,775    63,740
                                                     ========= =========

See Notes to the Unaudited Consolidated Condensed Financial Statements.

                                CIRRUS LOGIC, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In thousands)
                                                      July 1,  April 1,
                                                       1995      1995
                                                     (Unaudited)
                                                     --------- ---------
                   ASSETS
Current assets:
  Cash and cash equivalents                          $127,528  $106,882
  Short-term investments                               67,430    80,144
  Accounts receivable, net                            194,035   161,333
  Inventories                                         124,054   103,642
  Other current assets                                 82,089    27,931
                                                     --------- ---------
    Total current assets                              595,136   479,932
Property and equipment, net                           120,476   100,244
Joint venture manufacturing agreement, net             49,449    49,935
Investment in joint venture                            13,800    13,800
Deposits and other assets                              31,793    29,623
                                                     --------- ---------
                                                     $810,654  $673,534
                                                     ========= =========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowing                                $41,000  $      -
  Accounts payable and accrued liabilities            221,807   162,002
  Accrued salaries and benefits                        20,566    32,508
  Obligations under equipment loans and
    capital leases, current portion                    11,543    11,481
  Income taxes payable                                 25,888    22,322
                                                     --------- ---------
    Total current liabilities                         320,804   228,313

Obligations under equipment loans and
  capital leases, non-current                          29,572    26,205

Commitments and contingencies

Shareholders' equity:
  Capital stock                                       302,266   283,741
  Retained earnings                                   158,012   135,275
                                                     --------- ---------
    Total shareholders' equity                        460,278   419,016
                                                     --------- ---------
                                                     $810,654  $673,534
                                                     ========= =========

See Notes to the Unaudited Consolidated Condensed Financial Statements.

                                CIRRUS LOGIC, INC.
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                  (In thousands)
                                                     -- Quarter Ended --
                                                      July 1,   July 2,
                                                       1995      1994
                                                     --------- ---------
Cash flows from operations:
  Net income                                          $22,737   $15,575
  Adjustments to reconcile net income to net
   cash flows from operations:
   Depreciation and amortization                       12,752     7,957
   Net change in operating assets and liabilities     (49,867)   (5,387)
                                                     --------- ---------
    Net cash flows (used) provided by operations      (14,378)   18,145
                                                     --------- ---------
Cash flows from investing activities:
  Purchase of short-term investments                  (51,817)  (46,484)
  Proceeds from sale of short-term investments         64,531    49,974
  Additions to property and equipment                 (29,037)  (12,874)
  Increase in deposits and other assets                (5,588)   (6,582)
                                                     --------- ---------
    Net cash flows used by investing activities       (21,911)  (15,966)
                                                     --------- ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock               12,506     3,258
  Short-term borrowing                                 41,000         -
  Borrowings on equipment loans                         6,888     3,510
  Principal payments on capital leases and loans       (3,459)   (2,619)
                                                     --------- ---------
    Net cash flows provided by financing activities    56,935     4,149
                                                     --------- ---------
Increase in cash and cash equivalents                  20,646     6,328
Cash and cash equivalents - beginning of period       106,882   193,825
                                                     --------- ---------
Cash and cash equivalents - end of period            $127,528  $200,153
                                                     ========= =========

Supplemental disclosure of cash flow information:
  Interest paid                                          $592      $548
  Income taxes paid                                      $872    $2,797
  Tax benefit of stock option exercises                $5,976    $    -

See Notes to the Unaudited Consolidated Condensed Financial Statements.

                              CIRRUS LOGIC, INC.

   NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. Basis of Presentation

The Consolidated Condensed Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, and notes thereto for the year ended
April 1, 1995, included in the Company's 1995 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.

On June 1, 1995, the Board of Directors approved a two-for-one split of the Company's Common Stock. Shareholders of record as of June 19, 1995 received certificates reflecting the additional shares. These certificates were distributed on July 17, 1995. All references to the number of shares of Common Stock, warrants and options to purchase shares of Common Stock, weighted average common and common equivalent shares outstanding, and share prices have been restated to reflect the two-for-one split.


2. Cash Equivalents and Investments

At July 1, 1995, the Company's cash equivalents and short-term investments consisted primarily of U.S. Government Treasury and agency securities, commercial paper, auction preferred stock, municipal bonds and certificates of deposit. Cash equivalents and short-term investments held at July 1, 1995 approximate fair market value.


3. Inventories

Inventories are comprised of the following:

                                             July 1,          April 2,
                                              1995              1995
                                            ---------        ---------
                                                   (In thousands)
          Work-in-process                   $ 105,443        $  84,920
          Finished goods                       18,611           18,722
                                            ---------        ---------
                   Total                    $ 124,054        $ 103,642
                                            =========        =========


4. Income Taxes

The Company provides for income taxes during interim reporting periods based upon an estimate of the annual effective tax rate. Such estimate reflects an effective tax rate lower than the federal statutory rate primarily because of the research and development credit and certain foreign operations taxed at lower rates.


5. Net Income Per Common and Common Equivalent Share

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


6. Commitments and Contingencies

Under the terms of the MiCRUS equipment lease agreement, the Company is jointly and severally liable with IBM to pay an approximate $145 million lease obligation if MiCRUS does not pay.

Crystal has been named in a suit alleging infringement of a patent and claiming damages of $4.8 million before trebling. Crystal has filed a counterclaim alleging infringement of three of its patents. A jury trial is scheduled to begin later in August 1995, unless a settlement is reached by the two parties. While the Company cannot accurately predict the eventual outcome of the suit, management believes that the likelihood of an outcome resulting in a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows is remote.

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

Item 2.
               Management's Discussion and Analysis of
            Financial Condition and Results of Operations


This information should be read along with the unaudited consolidated condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended April 1, 1995, contained in the Annual Report to Shareholders. On June 1, 1995, the Board of Directors approved a two-for-one split of the Company's Common Stock. Shareholders of record as of June 19, 1995 received certificates reflecting the additional shares. These certificates were distributed on July 17, 1995. All references to the number of shares of Common Stock, warrants and options to purchase shares of Common Stock, weighted average common and common equivalent shares outstanding, and share prices have been restated to reflect the two-for-one split.


Results of Operations

The following table discloses the percentages that income statement items are to net sales and the percentage change in the dollar amounts for the same items compared to the similar period in the prior fiscal year.



                                         Percentage of Net Sales
                                              Quarter Ended
                                           -------------------
                                            July 1,   July 2,   Percent
                                             1995      1994     change
                                           --------- --------- ---------
    Net sales                                   100%      100%       62%

    Gross margin                                 41%       48%       39%

    Research and development                     18%       21%       42%
    Selling, general and administrative          13%       16%       32%

    Income from operations                       10%       12%       43%
    Income before income taxes                   11%       12%       45%
    Income taxes                                  3%        4%       44%

    Net income                                    8%        8%       46%




Net Sales

Net sales for the first quarter of fiscal 1996 were $300.3 million, an increase of 62% from the $185.0 million reported for the first quarter of fiscal 1995. The net sales increase in the first quarter of fiscal 1996 compared to the same period in fiscal 1995 was largely due to an increase in sales of graphics, audio, mass storage and wireless communications products. Graphics and mass storage product revenue grew because of an increase in unit sales to the desktop personal computer market segment. Audio product sales grew because of an increase in sales of 16-bit audio codec products. Wireless communications product sales grew because of Cellular Digital Packet Data (CDPD) base station installations and wireless communications chips.

For the first quarter of fiscal year 1996, export sales (including sales to U.S.-based customers with manufacturing plants overseas) were 61% of total sales compared to 55% for the corresponding period in fiscal year 1995. The Company's sales are currently denominated primarily in U.S. dollars. The Company may purchase hedging instruments to reduce short-term foreign currency exposure related to trade receivables denominated in foreign currencies.

No customer accounted for 10% or more of sales during the first quarter of fiscal year 1996 or fiscal year 1995.


Gross Margin

The gross margin was 41% in the first quarter of fiscal year 1996, compared to 48% for the first quarter of fiscal year 1995. The decline in the gross margin percentage was mostly the result of expediting expenses related to premiums paid to suppliers to increase production of the Company's products, higher wafer costs caused by the increased use of more expensive suppliers, yield loss on new products ramping into production, and lower selling prices on certain graphics and audio parts. Exacerbating the gross margin decline in the quarter was the insufficient supply of
0.6 micron wafers which made necessary the use of less cost effective 0.8 micron wafers to meet expanded unit shipments.


Research and Development

Research and development expenditures increased $15.9 million over the first quarter of fiscal year 1995 to $54.0 million in the first quarter of fiscal year 1996. The expenditures were approximately 18% of net sales in the first quarter of fiscal year 1996 compared to 21% in the first quarter of fiscal year 1995. Expenses increased in absolute amounts as the Company continues to invest in new product development. The Company intends to continue making substantial investments in research and development and expects these expenditures will continue to increase in absolute amounts.


Selling, General and Administrative Expenses

Selling, general and administrative expenses represented approximately 13% and 16% of net sales in the first quarter of fiscal year 1996 and 1995, respectively. The absolute spending increase in fiscal year 1996 reflects increased direct expenses for the expanding sales force, increased marketing expenses for promotions and advertising, and increased administrative and legal expenses. The Company expects these expenses to increase in absolute terms during the remainder of fiscal year 1996.


Income Taxes

The Company's effective tax rate was 31.5% for the first quarter of fiscal year 1996, as against 31.8% for the comparable period in fiscal year 1995. The 31.5% annual effective tax rate for fiscal year 1996 is less than the U.S. federal statutory rate primarily because of research and development tax credits and certain foreign earnings taxed at lower rates.


Liquidity and Capital Resources

During the first quarter of fiscal year 1996, the Company used approximately $14.4 million of cash and cash equivalents in its operating activities, compared to generating approximately $18.1 million during the first quarter of fiscal year 1995. The decrease was primarily caused by the net change in operating assets and liabilities, offset somewhat by increased income from operations, and an increase in the non-cash effect of depreciation and amortization.

During the first quarter of fiscal year 1996, $21.9 million in cash was used in investing activities compared to $16.0 million used in investing activities during the same period last fiscal year. Short-term investments were the principal investing activities generating or using cash along with additions to property and equipment.

During the first quarter of fiscal year 1996, $56.9 million in cash was provided by financing activities compared to $4.1 million during the same period last fiscal year. Short-term borrowing and proceeds from the issuance of common stock were the principal financing activities generating cash. The Company has a bank line of credit for up to a maximum of $65 million available through December 1995, at the bank's prime rate. As of July 1, 1995, $41.0 million was borrowed under the arrangement.

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

In January 1995, MiCRUS leased approximately $145 million of wafer fabrication and infrastructure equipment pursuant to a lease with a third party and guaranteed jointly and severally by the Company and IBM. In addition, Cirrus Logic expects to provide MiCRUS with approximately $178 million of additional capital equipment for the expansion of operations. The Company expects to use lease financing to fund this expansion. Also, the State of New York has offered to provide Cirrus Logic with up to $40 million in long-term loans to fund a portion of the expansion in addition to low cost power and certain tax abatements for new investment in the State.

The Company's future capital requirements include financing the growth of working capital items such as accounts receivable and inventory, and the purchase of manufacturing and test equipment. In addition, the Company is continuing to pursue potential transactions to satisfy its future production requirements, including equity investments in, loans to or joint ventures with wafer manufacturing companies and acquisition or construction of wafer fabrication facilities. The Company has acquired technology companies in the past and may do so in the future. Such potential transactions may require substantial capital resources, which may require the Company to seek additional debt and equity financing.


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

The Company has a large share of the market for desktop graphics controllers and graphics accelerators. The Company believes that it is unlikely to increase its market share further, and that future growth in revenues from desktop graphics products is likely only if the size of the market continues to increase or if competitors fail or are delayed in introducing new products. Several competitors have recently introduced products and adopted pricing strategies that have increased competition in the desktop graphics market and put additional pressure on prices and gross margins. These factors may adversely affect revenues and gross margins for graphics accelerator products.

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

Crystal Semiconductor has been named in a suit alleging infringement of a patent and claiming damages of $4.8 million before trebling. Crystal has filed a counterclaim alleging infringement of three of its patents. A jury trial is scheduled to begin later in August 1995, unless a settlement is reached by the two parties.

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

Sales of the Company's products depend largely on sales of PCs. The Company believes that a slowdown in sales in the PC market would adversely affect the Company's sales and earnings. The growth in the PC market was exceptionally strong during fiscal year 1995 and the first quarter of fiscal year 1996. This growth has created a strong demand for the Company's products. However, should the PC market decline or experience slower growth, then a decline in the order rate for the Company's products could occur during a period of inventory correction by the PC and peripheral device manufacturers. This could result in a decline in revenue or a slower rate of revenue growth during the inventory correction period. The Company could likewise experience a concomitant decrease in gross margin and operating profit. A downturn in the PC market could also affect the financial health of some of the Company's customers, which could affect the Company's ability to collect outstanding accounts receivable from these customers. Furthermore, the intense price competition in the PC industry is expected to continue to put pressure on the price of all PC components.

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


Part II.  Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

On August 1, 1995, the Company held its Annual Meeting of
Shareholders. The matters voted upon at the meeting and the results of those votes were as follows:


1. Election of Directors:
                                                        Votes
                                         Votes For    Withheld
                                         ----------   --------
  Michael L. Hackworth                   55,586,166     73,750
  Suhas S. Patil                         55,584,214     75,702
  C. Gordon Bell                         55,587,124     72,792
  D. James Guzy                          55,574,996     84,920
  David L. Lyon                          55,583,250     76,666
  C. Woodrow Rea, Jr.                    55,584,486     75,430
  Walden C. Rhines                       55,586,914     73,002
  Robert H. Smith                        55,583,946     75,970


2. Approve amendment to the 1989 Employee Stock Purchase Plan:
                For               Against     Abstain    No Vote
            ----------            -------     -------    -------
            54,569,812            917,830     108,668     63,606


3. Approve amendment to the 1987 Stock Option Plan:
                For               Against     Abstain    No Vote
            ----------         ----------     -------    -------
            39,763,236         15,706,220     126,854     63,606


4. Approve amendment to the 1990 Directors' Stock Option Plan:
                For               Against     Abstain    No Vote
            ----------         ----------     -------    -------
            42,643,628         12,777,080     175,602     63,606


5. Approve the Company's Executive Variable Compensation Plan:
                For               Against     Abstain    No Vote
            ----------          ---------     -------    -------
            53,454,876          1,414,922     172,256    617,862


6. Approve appointment of Ernst & Young LLP as Auditors:
                For               Against     Abstain    No Vote
            ----------            -------     -------    -------
            55,520,170             42,462      97,284          -


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




                                   CIRRUS LOGIC, INC.
                                   (Registrant)


August 15, 1995               /s/ Sam S. Srinivasan
Date                          Sam S. Srinivasan
                              Senior Vice President, Finance and
                              Administration, Chief Financial Officer,
                              Treasurer and Secretary
                              (Principal Financial and Accounting Officer)


August 15, 1995               /s/ Michael L. Hackworth
Date                          Michael L. Hackworth
                              President, Chief Executive Officer
                              and Director (Principal Executive Officer)