Form 10-Q
period 1995-09-30
CIRRUS LOGIC INC
filed 1995-11-13
CIK 772406

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995

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


                         YES [X]        NO [ ]


     The number of shares of the registrant's common stock, no par value, was 63,140,364 as of September 30, 1995.

Part 1.  Financial Information
Item 1.   Financial Statements
                                CIRRUS LOGIC, INC.

               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (In thousands, except per share data)
                               (Unaudited)
                                                        Quarter Ended    Two Quarters Ended
                                                     Sept. 30,  Oct. 1,  Sept. 30,   Oct. 1,
                                                       1995      1994      1995       1994
                                                     --------- --------- ---------  ---------
Net sales                                            $317,820  $202,211  $618,089   $387,208

Costs and expenses:
  Cost of sales                                       176,494   113,715   354,183    210,342
  Research and development                             54,540    37,212   108,490     75,242
  Selling, general and administrative                  38,365    29,222    76,429     58,136
  Non-recurring costs                                       -     3,856         -      3,856
  Merger costs                                              -     2,418         -      2,418
                                                     --------- --------- ---------  ---------
    Total costs and expenses                          269,399   186,423   539,102    349,994

Income from operations                                 48,421    15,788    78,987     37,214
Interest and other income (expense), net                 (193)    2,257     2,433      3,681
                                                     --------- --------- ---------  ---------
Income before provision for income taxes               48,228    18,045    81,420     40,895
Provision for income taxes                             15,191     5,607    25,646     12,882
                                                     --------- --------- ---------  ---------
Net income                                            $33,037   $12,438   $55,774    $28,013
                                                     ========= ========= =========  =========


Net income per common and common equivalent share       $0.47     $0.20     $0.80      $0.44
                                                     ========= ========= =========  =========

Weighted average common and common
  equivalent shares outstanding                        70,997    63,206    69,386     63,473
                                                     ========= ========= =========  =========

See Notes to the Unaudited Consolidated Condensed Financial Statements.

                                CIRRUS LOGIC, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In thousands)
                                                     Sept. 30, April 1,
                                                       1995      1995
                                                     (Unaudited)
                                                     --------- ---------
                   ASSETS
Current assets:
  Cash and cash equivalents                          $118,092  $106,882
  Short-term investments                               44,654    80,144
  Accounts receivable, net                            207,091   161,333
  Inventories                                         151,142   103,642
  Other current assets                                 83,671    27,931
                                                     --------- ---------
    Total current assets                              604,650   479,932
Property and equipment, net                           145,871   100,244
Joint venture manufacturing agreement, net             48,569    49,935
Investment in joint venture                            13,800    13,800
Deposits and other assets                              35,603    29,623
                                                     --------- ---------
                                                     $848,493  $673,534
                                                     ========= =========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

  Accounts payable and accrued liabilities           $235,375  $162,002
  Accrued salaries and benefits                        28,714    32,508
  Obligations under equipment loans and
    capital leases, current portion                    14,967    11,481
  Income taxes payable                                 17,507    22,322
                                                     --------- ---------
    Total current liabilities                         296,563   228,313

Obligations under equipment loans and
  capital leases, non-current                          40,671    26,205

Commitments and contingencies

Shareholders' equity:
  Capital stock                                       320,210   283,741
  Retained earnings                                   191,049   135,275
                                                     --------- ---------
    Total shareholders' equity                        511,259   419,016
                                                     --------- ---------
                                                     $848,493  $673,534
                                                     ========= =========

See Notes to the Unaudited Consolidated Condensed Financial Statements.

                                CIRRUS LOGIC, INC.
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                  (In thousands)
                                                     Two Quarters Ended
                                                     Sept. 30,  Oct. 1,
                                                       1995      1994
                                                     --------- ---------
Cash flows from operations:
  Net income                                          $55,774   $28,013
  Adjustments to reconcile net income to net
   cash flows from operations:
   Depreciation and amortization                       27,627    16,894
   Net change in operating assets and liabilities     (69,542)  (18,063)
                                                     --------- ---------
    Net cash flows provided by operations              13,859    26,844
                                                     --------- ---------
Cash flows from investing activities:
  Purchase of short-term investments                 (112,568) (186,853)
  Proceeds from sale of short-term investments        148,058   105,832
  Additions to property and equipment                 (64,521)  (18,739)
  Increase in deposits and other assets               (12,924)  (12,173)
                                                     --------- ---------
    Net cash flows used by investing activities       (41,955) (111,933)
                                                     --------- ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock               21,948     5,603
  Short-term borrowing                                 41,000         -
  Borrowings on equipment loans                        23,615     3,510
  Principal payments on capital leases and loans       (6,257)   (5,579)
  Repayment of short-term borrowing                   (41,000)        -
                                                     --------- ---------
    Net cash flows provided by financing activities    39,306     3,534
                                                     --------- ---------
Increase (decrease) in cash and cash equivalents       11,210   (81,555)
Cash and cash equivalents - beginning of period       106,882   193,825
                                                     --------- ---------
Cash and cash equivalents - end of period            $118,092  $112,270
                                                     ========= =========

Supplemental disclosure of cash flow information:
  Interest paid                                        $1,586    $1,151
  Income taxes paid                                   $15,769    $8,646
  Tax benefit of stock option exercises               $14,692    $    -
  Equipment purchased under capitalized leases           $594    $6,849

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


2. Cash Equivalents and Investments

At September 30, 1995, the Company's cash equivalents and short-term investments consisted primarily of U.S. Government Treasury and agency securities, commercial paper, auction preferred stock, municipal bonds and certificates of deposit. Cash equivalents and short-term investments held at September 30, 1995 approximate fair market value.


3. Inventories

Inventories are comprised of the following:

                                            Sept. 30,          April 2,
                                              1995              1995
                                            ---------        ---------
                                                   (In thousands)
          Work-in-process                   $ 119,030        $  84,920
          Finished goods                       32,112           18,722
                                            ---------        ---------
                   Total                    $ 151,142        $ 103,642
                                            =========        =========


4. Income Taxes

The Company provides for income taxes during interim reporting periods based upon an estimate of the annual effective tax rate. Such estimate reflects an effective tax rate lower than the federal statutory rate primarily because of certain foreign operations taxed at lower rates.


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


6. Contingencies

During September 1995, Crystal Semiconductor Corporation, a wholly owned subsidiary of the Company, settled a suit alleging infringement of a patent. The settlement did not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

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

On November 7 and 8, 1995 three shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and several of its officers and directors. The lawsuits allege violations of the federal securities laws in connection with the announcement by Cirrus Logic on November 7, 1995 that a major customer discontinued orders for the Company's 32-bit products. The complaints do not specify the amounts of damages sought. The Company believes that the allegations of the complaints are without merit, and the Company intends to vigorously defend itself. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position, results of operations, or cash flows.


7. Proposed Public Offerings

On October 23, 1995, the Company announced that it intended to conduct a registered public offering of Common Stock and convertible notes. In light of market conditions, the Company is reconsidering its financing alternatives and may decide to revise or cancel its plans for the offering announced on October 23, 1995.


8. Joint Venture Agreements and Manufacturing Contract

During September 1994, the Company and IBM completed a series of agreements pertaining to joint manufacturing. In January 1995, under the terms of the agreements, a new joint venture (MiCRUS) began manufacturing semiconductor wafers for each parent company.

In January 1995, MiCRUS leased approximately $145 million of wafer fabrication and infrastructure equipment pursuant to a lease guaranteed jointly and severally by the Company and IBM. As part of the initial agreement, Cirrus Logic committed to pay $36 million as a cash contribution. In addition, Cirrus Logic and IBM each committed to provide MiCRUS with approximately $100 million of additional capital equipment, primarily through lease financing, of which the final $30 million will be provided by the Company in the fourth quarter of fiscal 1996.

In March 1995, IBM and the Company agreed to a $120 million expansion of MiCRUS, of which Cirrus Logic committed to provide $60 million in financing. The Company expects to use equipment leases to fulfill its financing commitment. This expansion is expected to be in full production in fiscal 1997.

In addition, in October 1995, the Company committed to provide a further $198 million to fund a second expansion of MiCRUS and to support the migration to 0.35 micron process technology. Of this amount the Company expects to spend $33 million in cash for facilities and to provide equipment lease guarantees for the balance. IBM may elect to provide up to half of the $198 million of the Company's commitment in order to obtain up to half of the additional wafer capacity from the MiCRUS expansion.

In October 1995, the Company also concluded agreements with AT&T to form a joint venture to build additional wafer production capacity in an existing facility in Orlando, Florida owned by AT&T. The agreements with AT&T obligate the Company to provide $420 million in financing. The Company expects to finance $280 million of this amount through leasing equipment and subleasing it to the joint venture, or by guaranteeing leases entered into by the joint venture. Of the $140 million balance, the Company will contribute $35 million in installments over a three-year period and pay $105 million in installments over a four-year period. The payment of $105 million will be charged to the Company's cost of sales over the life of the venture based upon the ratio of current units of production to current and anticipated future units of production.

The Company expects to enter into a volume purchase agreement with TSMC under which the Company expects to make advance payments to TSMC of approximately $118 million, one-half in calendar 1997 and one-half in calendar 1998.

The Company also has concluded an agreement with UMC which requires the Company to make a total $90 million equity investment during fiscal 1996 and 1997.

The Company estimates that its total financial obligations for the IBM, AT&T, UMC and TSMC transactions (excluding future wafer purchases) may total $225 million in the remainder of fiscal 1996, $600 million in fiscal 1997 and $200 million in the following three years. The Company intends to obtain the necessary capital through a combination of equity and/or debt financing, equipment lease financing, lease guarantees and cash generated from operations. In addition, the Company estimates that capital expenditures for its own facilities, testing and other equipment may total $500 to $600 million through fiscal 2000. The Company expects to finance seventy to eighty percent of these capital expenditures through lease financing. There can be no assurance that financing will be available or, if available, will be on satisfactory terms.

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

Overview

Historically, the majority of the wafers used by the Company have been merchant wafers manufactured by outside suppliers. The Company believes that it is currently the world's largest purchaser of merchant wafers. In recent periods, the merchant wafer market has been unable to meet market demand. This has increased the cost of merchant wafers, negatively affecting the Company's gross margins and, at times, preventing the Company from purchasing enough wafers to meet the demand for its products.

In response to these conditions and its rapid growth, the Company has embarked upon a strategy to increase its sources of wafer supplies by taking additional ownership interests in wafer manufacturing operations. The Company has formed joint ventures, one with IBM and one with AT&T, to own and operate wafer fabs. The Company is also entering into agreements to increase its committed supply of merchant wafers from foundries located in Asia, and the Company intends to continue to seek additional committed wafer supplies through similar or other arrangements.

The Company's continued investment in manufacturing capacity will require the Company to make substantial expenditures over the next several years. In connection with the Company's agreements to increase its committed wafer supplies through the MiCRUS joint venture, the joint venture with AT&T, an investment in a new company being formed by United Microelectronics Corporation (UMC), an expected volume purchase agreement with Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC), and its internal capital expansion program, the Company expects that it must make capital contributions or cash investments totalling up to $570 million, and must obtain or guarantee up to $1,055 million in capital equipment lease financing through fiscal 2000. In addition, significant additional expenditures and financing guarantees by the Company will be required if it makes arrangements with other companies to increase its wafer supply.


Results of Operations

The following table discloses the percentages that income statement items are to net sales and the percentage change in the dollar amounts for the same items compared to the similar period in the prior fiscal year.



                                                     Percentage of Net Sales        Percentage of Net Sales
                                                       Quarter Ended                Two Quarters Ended
                                                     -------------------            -------------------
                                                     Sept. 30, Oct. 1,    Percent   Sept. 30,   Oct. 1,   Percent
                                                     1995      1994       change      1995      1994     change
                                                     --------- --------- ---------  --------- --------- ---------
    Net sales                                             100%      100%       57%       100%      100%       60%

    Gross margin                                           44%       44%       60%        43%       46%       49%
    Research and development                               17%       18%       47%        18%       19%       44%
    Selling, general and administrative                    12%       14%       31%        12%       15%       31%
    Non-recurring costs                                     -         2%     -100%         -         1%     -100%
    Merger costs                                            -         1%     -100%         -         1%     -100%
    Income from operations                                 15%        8%      207%        13%       10%      112%
    Income before income taxes                             15%        9%      167%        13%       11%       99%
    Income taxes                                            5%        3%      171%         4%        3%       99%

    Net income                                             10%        6%      166%         9%        7%       99%




Net Sales

Net sales for the second quarter of fiscal 1996 were $317.8 million, an increase of 57% from the $202.2 million reported for the second quarter of fiscal 1995. Net sales for the first two quarters of fiscal 1996 were $618.1 million, an increase of 60% over the $387.2 million reported for the same period of fiscal 1995. This increase was largely due to an increase in sales of graphics, audio, mass storage and wireless communications products. Graphics and mass storage product revenue grew because of an increase in unit sales to the desktop personal computer market segment. Audio product sales grew because of an increase in sales of 16-bit audio codec products. Wireless communications product sales grew because of an increase in sales of and wireless communications chips and Cellular Digital Packet Data (CDPD) base stations.

For the second and first two quarters of fiscal 1996, export sales (including sales to U.S.-based customers with manufacturing plants overseas) were 58% and 59%, respectively, of total sales compared to 54%, for the corresponding periods in fiscal 1995.

The Company's sales are currently denominated primarily in U.S.
dollars. The Company may purchase hedging instruments to reduce short-term foreign currency related to trade receivables denominated in foreign currencies.

No customer accounted for 10% or more of sales during either the second or first two quarters of fiscal 1996 or fiscal 1995.


Gross Margin

The gross margin was 44% in the second quarter of fiscal 1996, compared to 44% for the second quarter of fiscal 1995. The gross margin was 43% in the first two quarters of fiscal 1996, compared to 46% for the same period of fiscal 1995. Although the gross margin percentage was comparable in the second quarter of fiscal 1996 and 1995, the factors influencing the percentage were diverse. In fiscal 1996, the gross margin percentage increased as a result of lower manufacturing costs for wafers produced by MiCRUS. In fiscal 1995, the gross margin declined because of start-up expenses related to the production ramp of CDPD base station equipment, and charges to fully reserve audio component inventories for a certain multimedia customer. The decline in the gross margin percentage for the first two quarters of fiscal 1996 compared to fiscal 1995 was mostly the result of higher wafer costs caused by an increase in wafer prices for merchant wafers, an insufficient supply of 0.6 micron wafers which made necessary the use of less cost effective 0.8 micron wafers to meet expanded unit shipments, expediting expenses related to premiums paid to suppliers to increase production of the Company's products, lower yields on new products ramping into production, and lower selling prices on certain graphics and audio parts. The decline in gross margin for the period was partially offset by lower manufacturing costs for wafers produced by MiCRUS in the second quarter.


Research and Development

Research and development expenditures increased $17.3 million over the second quarter of fiscal 1995 to $54.5 million in the second quarter of fiscal 1996. The expenditures in the second quarter and the first two quarters of fiscal 1996 were approximately 17% and 18%, respectively, of net sales compared to 18% and 19%, respectively, in the comparable periods of fiscal 1995. Expenses increased in absolute amounts as the Company continues to invest in new product development. The Company intends to continue making substantial investments in research and development and expects these expenditures will continue to increase in absolute amounts.


Selling, General and Administrative Expenses

Selling, general and administrative expenses represented approximately 12% of net sales in the second quarter and the first two quarters of fiscal 1996, compared to 14% and 15%, respectively, in the corresponding periods in fiscal 1995. The absolute spending increase in fiscal 1996 reflects increased direct expenses for the expanding sales force, increased marketing expenses for promotions and advertising, and increased administrative and legal expenses. The Company expects these expenses to increase in absolute terms during the remainder of fiscal 1996.


Income Taxes

The Company's effective tax rate was 31.5% for the second quarter and first two quarters of fiscal 1996, as against 31.1% and 31.5% for the comparable periods in fiscal 1995. The 31.5% annual effective tax rate is less than the U.S. federal statutory rate primarily because certain foreign earnings are taxed at lower rates.


Liquidity and Capital Resources

During the first two quarters of fiscal 1996, the Company generated approximately $13.9 million of cash and cash equivalents in its operating activities, compared to approximately $26.8 million during the first two quarters of fiscal 1995. The decrease was primarily caused by the net change in operating assets and liabilities, offset somewhat by increased income from operations and an increase in the non-cash effect of depreciation and amortization.

During the first two quarters of fiscal 1996, $42.0 million in cash was used in investing activities compared to $111.9 million used in investing activities during the same period last fiscal year. Short-term investments were the principal investing activities generating or using cash along with additions to property and equipment.

During the first two quarters of fiscal 1996, $39.3 million in cash was provided by financing activities compared to $3.5 million during the same period last fiscal year. Borrowings on equipment loans and proceeds from the issuance of Common Stock were the principal financing activities generating cash. The Company has a bank line of credit for up to a maximum of $65 million available through December 1995, at the bank's prime rate. As of September 30, 1995, there were no outstanding extensions of credit under this facility other than a stand-by letter of credit in the amount of $10 million.

Cash, cash equivalents and short-term investments decreased $24.3 million from $187 million at April 1, 1995, to $162.7 million at September 30, 1995. During the same period accounts receivable and inventories increased $45.8 million and $47.5 million, respectively, and accounts payable, accrued salaries and benefits, income taxes payable and other accrued liabilities increased $64.8 million. The Company believes accounts receivable and inventories will increase. The increases in accounts receivable, inventory, accounts payable and accrued liabilities are associated with the growth in the Company's operations.

During September 1994, the Company and IBM completed a series of agreements pertaining to joint manufacturing. In January 1995, under the terms of the agreements, a new joint venture (MiCRUS) began manufacturing semiconductor wafers for each parent company.

In January 1995, MiCRUS leased approximately $145 million of wafer fabrication and infrastructure equipment pursuant to a lease guaranteed jointly and severally by the Company and IBM. As part of the initial agreement, Cirrus Logic committed to pay $36 million as a cash contribution. In addition, Cirrus Logic and IBM each committed to provide MiCRUS with approximately $100 million of additional capital equipment, primarily through lease financing, of which the final $30 million will be provided by the Company in the fourth quarter of fiscal 1996.

In March 1995, IBM and the Company agreed to a $120 million expansion of MiCRUS, of which Cirrus Logic committed to provide $60 million in financing. The Company expects to use equipment leases to fulfill its financing commitment. This expansion is expected to be in full production in fiscal 1997.

In addition, in October 1995, the Company committed to provide a further $198 million to fund a second expansion of MiCRUS and to support the migration to 0.35 micron process technology. Of this amount the Company expects to spend $33 million in cash for facilities and to provide equipment lease guarantees for the balance. IBM may elect to provide up to half of the $198 million of the Company's commitment in order to obtain up to half of the additional wafer capacity from the MiCRUS expansion.

In October 1995, the Company also concluded agreements with AT&T to form a joint venture to build additional wafer production capacity in an existing facility in Orlando, Florida owned by AT&T. The agreements with AT&T obligate the Company to provide $420 million in financing. The Company expects to finance $280 million of this amount through leasing equipment and subleasing it to the joint venture, or by guaranteeing leases entered into by the joint venture. Of the $140 million balance, the Company will contribute $35 million in installments over a three-year period and pay $105 million in installments over a four-year period. The payment of $105 million will be charged to the Company's cost of sales over the life of the venture based upon the ratio of current units of production to current and anticipated future units of production.

The Company also has concluded an agreement with UMC which requires the Company to make a total $90 million equity investment during fiscal 1996 and 1997.

The Company expects to enter into a volume purchase agreement with TSMC under which the Company expects to make advance payments to TSMC of approximately $118 million, one-half in 1997 and one-half in 1998.

The Company estimates that its total financial obligations for the IBM, AT&T, UMC and TSMC transactions (excluding future wafer purchases) may total $225 million in the remainder of fiscal 1996, $600 million in fiscal 1997 and $200 million in the following three years. The Company intends to obtain the necessary capital through a combination of equity and/or debt financing, equipment lease financing, lease guarantees and cash generated from operations. In addition, the Company estimates that capital expenditures for its own facilities, testing and other equipment may total $500 to $600 million through fiscal 2000. The Company expects to finance seventy to eighty percent of these capital expenditures through lease financing. There can be no assurance that financing will be available or, if available, will be on satisfactory terms.

On October 23, 1995, the Company announced that it intended to conduct a registered public offering of Common Stock and convertible notes. In light of market conditions, the Company is reconsidering its financing alternatives and may decide to revise or cancel its plans for the offering announced on October 23, 1995.

The Company's future capital requirements include financing the growth of working capital items such as accounts receivable and inventory and the purchase of manufacturing and test equipment. In addition, the Company is continuing to pursue other potential transactions to satisfy its future production requirements, including equity investments in, loans to or joint ventures with wafer manufacturing companies and acquisition or construction of wafer fabrication facilities. The Company has acquired technology companies in the past and may do so in the future. Such potential transactions may require substantial capital resources, which may require the Company to seek additional debt or equity financing.


Future Operating Results

Quarterly Fluctuations

On November 7, 1995, the Company announced that a major customer of the Company reduced its orders for certain graphics and audio chips, as a result of the customer's forecasted demand and the current inventories of Cirrus Logic products held by that customer and its subcontractors. The Company expects this will reduce the rate of revenue growth for the current quarter ending December 30, 1995, and that the operating profits for the quarter ending December 30, 1995 are likely to decrease by 10 to 15 percent as compared with the prior quarter ended September 30, 1995.

The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. The Company's quarterly operating results are affected by a wide variety of factors, many of which are outside of the Company's control, including but not limited to, the Company's ability to introduce new products and technologies on a timely basis, changes in product mix or fluctuations in manufacturing costs which affect the Company's gross margins, market acceptance of the Company's and customers' products, sales timing, the level of orders which are received and can be shipped in a quarter, the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products, product obsolescence, price erosion, and competitive factors. The Company's future operating results also will depend in part on economic conditions in the United States and the worldwide markets that the Company serves. Any unfavorable changes in the above or other factors could adversely affect the Company's operating results.

The Company must order wafers and build inventory well in advance of product shipments. Because the Company's markets are volatile and subject to rapid technology and price changes, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because many of the Company's customers place orders with short lead times and because sales to these customers have increased as a percentage of total sales. To the extent the Company produces excess or insufficient inventories of particular products, the Company's revenues and earnings could be adversely affected. Customer lead times for certain display graphics and audio products, which had lengthened in the fourth quarter of fiscal 1995 and the first quarter of fiscal 1996 have now shortened to levels previously experienced by the Company. Accordingly, in the third quarter of fiscal 1996, a significant portion of the Company's revenues from desktop graphics is dependent on sales to customers who place orders with short lead times for delivery in this quarter.

The Company's products are in various stages of their product life cycles. The Company's success is highly dependent upon its ability to develop complex new products, to introduce them to the marketplace ahead of the competition, and to have them selected for design into products of leading systems manufacturers. These factors have become increasingly important to the Company's results of operations because the rate of change in the markets served by the Company continues to accelerate. Since product life cycles are continually becoming shorter, revenues may be affected quickly if new product introductions are delayed or if the Company's products are not designed into the Company's customers' successive generation of products. Of particular importance is the timely completion and introduction of key graphics and audio products currently in various stages of development. Any delay in the introduction of such products could have a material adverse effect on the Company's results of operations during the second half of fiscal 1996 and fiscal 1997. The Company's gross margins also will depend on the Company's success at introducing new products quickly and effectively because the gross margins of semiconductor products decline as competitive products are introduced. Also, the Company must deliver product to customers according to customer schedules. If delays occur, then revenues and gross margins for current and follow-on products may be affected as customers may shift to competitors to meet their requirements. There can be no assurance that the Company will continue to compete successfully because of these factors.

As is common in the semiconductor industry, the Company frequently ships more product in the third month of each quarter than in either of the first two months of the quarter, and shipments in the third month are higher at the end of that month. This pattern is likely to continue. The concentration of sales in the last month of the quarter may cause the Company's quarterly results of operations to be more difficult to predict. Moreover, a disruption in the Company's production or shipping near the end of a quarter could materially reduce the Company's revenues for that quarter.


Issues Relating to Manufacturing and Manufacturing Investment

Most of the Company's wafers are currently manufactured to the Company's specifications by outside merchant wafer suppliers. Although the Company has increased its future wafer supplies from manufacturing joint ventures, the Company expects to continue to purchase a majority of its wafers from, and to be reliant upon, outside merchant wafer suppliers for at least the next two years. The Company also uses other outside vendors to package the wafer die into integrated circuits (ICs). The Company's reliance on these outside suppliers involves several risks, including the absence of adequate guaranteed capacity, the possible unavailability of or delays in obtaining access to certain process technologies, and reduced control over delivery schedules, manufacturing yields and costs. The Company may be particularly sensitive to these risks because its merchant wafer suppliers are currently producing at or near their full scheduled capacity. In addition, the Company's flexibility to move production of any particular product from one wafer manufacturing facility to another can be limited in that such a move can require significant re-engineering, which can lead to a delay of several quarters in accessing available capacity. This in turn can result in periods of time in which production is constrained even though capacity is available at one or more wafer manufacturing facilities. The Company's results of operations could be adversely affected if new suppliers are not qualified in time to meet production requirements or if particular suppliers are unable to provide a sufficient and timely supply of product, whether because of capacity constraints, unexpected disruptions at the plants, or other reasons, or if the Company is forced to purchase wafers from higher cost suppliers or to pay expediting charges to obtain additional supply, or if the Company's test facilities are disrupted for an extended period of time. Certain of the Company's products are manufactured using 0.6 micron CMOS process technology. Industry demand for this process technology is strong. The Company believes that there will continue to be a shortage of manufacturing capacity to produce wafers using this process, at least through the remainder of fiscal 1996. In addition, the Company believes there is a shortage of assembly capacity for packaging wafer die. Since the Company does not have guaranteed manufacturing commitments from most vendors, there is a risk that these vendors could suddenly decide not to supply wafers or package die. Because of this supply shortage, there is an increased risk that certain products will not be readily available for sale according to customer schedules and a risk that the Company's costs will increase. Net sales and gross margin could be adversely affected by the supply shortage, which could be exacerbated if vendors encounter delivery problems. Net sales and gross margin also could be adversely affected if the Company receives orders for large volumes of products to be shipped within short periods and if the Company's product testing capacity is not adequate to process such volumes. The Company's results of operations also could be adversely affected if the Company's suppliers are subject to injunctions arising from alleged violations of third party intellectual property rights. The enforcement of such an injunction could impede a supplier's ability to provide wafers or packaging services to the Company.

The Company's sales have been constrained by its inability to obtain sufficient sources of wafer supply to meet customer demand. To expand its wafer supplies, the Company has entered into and continues to consider various transactions, including joint venture agreements to own and operate wafer fabrication facilities, increased use of "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods, and equity investments in, loans to or other credit supports for wafer manufacturing companies in exchange for guaranteed production.

The Company has entered into manufacturing joint venture agreements with IBM and AT&T and expects to enter into a new long-term volume purchase agreement with TSMC. The Company is increasing its committed wafer production through these and other joint ventures and take or pay contracts in order to address the expectation that its wafer needs will continue to grow. If, as is possible, the forecasted demand does not materialize, then the Company's committed wafer production could exceed its needs. In such event, if the joint ventures and other suppliers are not able to sell their wafer output to other customers, then the Company will have to bear higher costs in the form of unutilized overhead in the case of the joint ventures or monetary penalties in the case of the take or pay contracts. The Company expects to continue purchasing a substantial number of merchant wafers, although the number of suppliers it uses may diminish. The decrease in the number of suppliers used by the Company could adversely affect the Company's ability to obtain wafers from third party suppliers in the event the Company faces unanticipated shortfalls in supply.

If the MiCRUS and AT&T joint ventures are able to produce wafers at or below prices generally prevalent in the market, the Company will benefit. If, however, either of these ventures, or any other joint venture into which the Company enters, is not able to produce wafers at competitive prices, the Company's results of operations will be materially adversely affected. The process of beginning production at and increasing volume with the joint ventures inevitably involves risks, and there can be no assurance that the manufacturing costs of such ventures will be competitive. Additional risks include the timely development of products, unexpected disruptions to the manufacturing process, the difficulty of maintaining quality and consistency, particularly at the smaller submicron levels, dependence on equipment suppliers and technological obsolescence.

As a participant in manufacturing joint ventures and as an investor in the company being formed by UMC, the Company also will share in the risks encountered by wafer manufacturers generally, including being subject to a variety of foreign, federal, state and local governmental regulations related to the discharge and disposal of toxic, volatile or otherwise hazardous materials used in the manufacturing process. Any failure by the Company to control the use of, or to restrict adequately the discharge of, hazardous materials by the joint ventures under present or future regulations could subject it to substantial liability or could cause the manufacturing operations to be suspended. In addition, the Company could be held financially responsible for remedial measures if any of the joint venture manufacturing facilities were found to be contaminated whether or not the Company or the joint venture was responsible for such contamination.

The Company will not be in direct control of the joint ventures or of the wafer manufacturing companies in which it invests. The Company is dependent on its joint venture partners for the operation of the new manufacturing facilities, including the hiring of qualified management. In addition, the manufacturing processes and policies undertaken by each manufacturing joint venture may not be optimized to meet the Company's specific needs and products. If the joint ventures are unable to manage the operations effectively, their ability to implement state-of-the-art manufacturing processes, to produce wafers at competitive costs, and to produce sufficient output could be adversely affected. Also, the Company's joint venture partners may enter into contractual or licensing agreements with third parties, or may be subject to injunctions arising from alleged violations of third party intellectual property rights, which could restrict the joint venture from producing certain of the Company's products or from producing with certain processes. Consequently, the Company's results of operations could be adversely affected.

The increase in the Company's wafer supply arrangements could strain the Company's management and engineering resources. This strain on resources could be exacerbated by the geographic distances between the Company's and the various wafer production facilities. There can be no assurance that the Company will be able to hire additional management, engineering and other personnel as needed, to manage its expansion programs effectively and to implement new production capacity in a timely manner and within budget.

The Company believes other manufacturers are also expanding or planning to expand their fabrication capacity over the next several years. There can be no assurance that the industry's expansion of wafer production will not lead to overcapacity. If this were to occur, the market price for wafers sold by third party foundries could decline, and the wafers produced by the Company's joint ventures could become more costly relative to prevailing market prices.

In connection with the financing of its expansion, the Company may borrow money. Such indebtedness could cause the Company's principal and interest obligations to increase substantially. Moreover, as a consequence of existing and planned wafer supply related transactions, the Company's obligations under guarantees, investment commitments and take or pay arrangements also will increase substantially. The degree to which the Company will be leveraged could adversely affect the Company's ability to obtain additional financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures. The Company's ability to meet its debt service and other obligations will be dependent upon the Company's future performance, which will be subject to financial, business and other factors affecting the operations of the Company, many of which are beyond its control.

The Company's results of operations are subject to increasing manufacturing risks as the Company continues to upgrade wafer production using complex, smaller geometry processes. As the Company increases its source of wafer supply through joint ventures, equity investments and other arrangements, it expects it will decrease its flexibility to reduce the amount of wafers it is committed to purchase and that its fixed manufacturing costs as a percentage of overall costs of sales may increase. As a result, the operating results of the Company will be more sensitive to fluctuations in revenues and to the cyclical nature of the semiconductor industry.


Dependence on PC Market

Sales of most of the Company's products depend largely on sales of personal computers (PCs). The Company believes that a slowdown in sales in the PC market would adversely affect the Company's sales and earnings. The growth in the PC market and the growth in the market share enjoyed by the Company's PC OEM customers was exceptionally strong during fiscal 1995 and the first two quarters of fiscal 1996. However, the PC market could decline or experience slower growth either because of slackening consumer demand, because PC manufacturers are constrained by shortages of required parts, or otherwise, or the Company's PC OEM customers could experience lower sales or slower growth. This could lead to an inventory correction by the PC and peripheral device manufacturers, which could result in a decline in the Company's revenues or rate of revenue growth and a decline in net income.
As a component supplier to PC OEMs and to peripheral device manufacturers, the Company is likely to experience a greater magnitude of fluctuations in demand than the Company's customers themselves experience. A downturn in the PC market could also affect the financial health of a number of the Company's customers, which could affect the Company's ability to collect outstanding accounts receivable from these customers.

Sales of the Company's products may become increasingly dependent on key customers, including Intel, who supply motherboards to PC manufacturers, and on PC manufacturers associated with the consumer marketplace. A number of PC OEMs buy products directly from the Company and also buy motherboards from Intel or other suppliers who in turn buy products from the Company. This increases the risk that a significant portion of the Company's sales may depend directly or indirectly on the sales to a particular PC OEM. Since the Company cannot track sales by the motherboard manufacturers, this also increases the likelihood that the Company may not be fully informed of its indirect dependence on any particular PC OEM.

Increasing dominance of the PC motherboard or PC market by any one customer increases the risks that the Company could experience intensified pressure on product pricing and unexpected changes in customer orders. Moreover, the Company's production schedules are based not only on customer orders, but also on forecasted demand. These issues may contribute to increasing volatility in the Company's PC-related products, and thus may increase the risk of rapid changes in revenues, margins, and earnings. Furthermore, the intense price competition in the PC industry is expected to continue to put pressure on the price of all PC components. Other IC makers, including Intel, have expressed their interest in integrating some multimedia or communications functions into their microprocessor products. Successful integration of these functions could reduce the Company's opportunities for IC sales in these areas.


Issues Relating to Graphics Products

Two-dimensional ("2D") graphics accelerators have replaced graphics controllers as the mainstream PC graphics product. The market is now changing to require accelerated CD-ROM video playback along with accelerated graphics and, eventually, 3D acceleration capability. The Company is striving to bring products to market for these needs, but there is no assurance that it will succeed in doing so in a timely manner. If the market for these products does not develop or is delayed, or if these products are not brought to the market in a timely manner or do not address the market needs or cost or performance requirements, then net sales would be adversely affected. Currently, the Company continues to experience intense competition in the sale of graphics products. If competitors are successful in supplanting the Company's products, the Company's market share may not be sustainable and net sales, gross margin, and earnings would be adversely affected.

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

The Company has preliminary design wins for certain graphics products scheduled to begin shipping in the fourth quarter of fiscal 1996. Although the Company has conducted extensive simulation of the product designs, the Company and its customers have not completed testing and evaluation of the products. If the first units were to perform poorly in the evaluation, key customers could decide not to use these products in their own designs rather than to risk delaying their own product introductions. In such event, revenues from the sale of graphics products in the fourth quarter of fiscal 1996 and in the following quarters could be materially adversely affected.


Issues Relating to Audio Products

Most of the Company's revenues in the multimedia audio market derive from the sales of 16-bit audio codecs and integrated 16-bit codec plus controller solutions for the consumer PC market. The consumer PC market is more volatile than other segments of the PC market. The Company currently maintains a substantial market share in multimedia PCs. Further increases in revenues from these products are likely to depend on growth of the PC market, continuing adoption of multimedia audio in consumer and business PCs and selection of the Company's multimedia products by add-in card manufacturers and PC OEM's. If competitors succeeded in supplanting the Company's multimedia audio products at any of these customers, the Company's market share could decline suddenly and materially.

Due to the heavy concentration of multimedia PCs in the consumer market, to be successful, an audio product must be compatible with the new and existing software games that dominate consumer multimedia PC usage. These games typically require 16-bit audio, a SoundBlaster compatible audio controller and FM synthesis emulation. Due to the price sensitive nature of the consumer PC market, the market is moving from multi-chip solutions to solutions that provide the codec, controller and synthesis integrated into a single IC. If the Company is unable to provide or is late to market with these highly integrated solutions, or if its solutions are not compatible with new and existing software, the Company could lose market share.

Revenues from the sale of audio products in the second half of fiscal 1996 and in fiscal 1997 are likely to be significantly affected by the success of a recently announced fully-integrated, single-chip audio IC. The product has not yet passed customer qualification and acceptance. If the product is not qualified and accepted by customers in time for volume shipments in the second half of fiscal 1996, revenues and gross margins from the sale of audio products could be significantly impaired.


Issues Relating to Mass Storage Market

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

The Company's mass storage revenues are derived primarily from sales of disk drive controllers and more recently, from read channel chips and CD-ROM drive controllers. Future mass storage revenues will be heavily dependent on the acceptance and qualification of new generations of controllers and read channel chips by the Company's customers.

Recently the disk drive industry has become more consolidated. Such consolidation, which is continuing, reduces the number of customers for the Company's mass storage products and may increase the desire of customers to source their components internally.

Revenues from the sale of mass storage products could be affected in various ways if the proposed merger between Seagate and Conner Peripherals is concluded. In the short term, a combined Seagate/Conner entity could elect to eliminate overlapping disk drive product offerings. Such a development could sharply reduce or increase its demand for the Company's ICs depending on whether the discontinued disk drive products do or do not use the Company's ICs. Such a development also would increase the risk that the Company builds excess inventory of ICs for the disk drives that are suddenly discontinued or builds insufficient inventory and is unable to meet demand for ICs for the disk drives that are retained. In the long term, the greater size of the combined entity may increase its ability to rely on internal sourcing of components, which could reduce demand for the Company's products.

Revenues from the sale of mass storage products also could be affected by the recent introduction of Windows 95, which has created some uncertainty in the market place regarding the timing of demand for disk drive storage capacity by end users. If disk drive manufacturers incorrectly forecast consumer demand, they may make sudden and dramatic changes in disk drive product mix, which increases the risk that the Company will produce excess or insufficient inventories of various products.


Issues Relating to Wireless and other Communication Products

Sales of the Company's Cellular Digital Packet Data ("CDPD") products commenced during the quarter ended October 1, 1994. Since that time the Company's subsidiary, PCSI, has sold over 3,500 base stations to customers building CDPD communications infrastructure in anticipation of a developing market for CDPD wireless data services. Future CDPD revenues will depend primarily on the sale of subscriber units, modules and components. If the CDPD market does not develop, or the Company's CDPD products are not competitive with those being introduced by other suppliers, then future revenues and earnings would be adversely affected.

Sales of digital cordless phone products, which were developed by PCSI for the Japanese Personal Handyphone System ("PHS") market, will depend upon the establishment of infrastructure and services which are beyond PCSI's control. If PCSI is unsuccessful or delayed in developing next generation chip sets for the PHS market, future chip set sales could decline rapidly. All sales are being conducted through the Company's Japanese marketing partners which limits the Company's gross margins for its PHS products.

The Company's development of new technology in the wireless communications business faces major challenges and risks which could adversely affect the Company's results of operations. Continued investment in research and development in technology for which a market does not emerge could adversely affect the Company's net sales, gross margin and earnings. Moreover, investment in technology which proves incompatible with market standards could impede the Company's ability to participate in such markets. In addition, the timing and direction of the future market development in this area could depend heavily on the decisions of government regulators, which are subject to significant delays and are outside of the Company's control. The Company's competitors in wireless markets include some of the world's largest, most successful and most technologically advanced companies and there is no assurance that the Company will be able to compete successfully.

The Company currently derives significant revenues from the sale of fax/data/modem ICs, predominantly for the v.32bis standard. The fax/data/modem market is transitioning to the higher performance
v.34 standard. If the Company is not successful in its efforts to develop a v.34 product for sampling before the end of the fourth fiscal quarter of 1996, revenues and gross margins for the sale of fax/data/modem ICs in subsequent quarters could be significantly impaired.


Intellectual Property Matters

The greater integration of functions and complexity of operation of the Company's products also increase the risk that latent defects or subtle faults could be discovered by customers or end users after volumes of product have been shipped. If such defects were significant, the Company could incur material recall and replacement costs for product warranty.

The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. The Company and certain of its customers from time to time have been notified that they may be infringing certain patents and other intellectual property rights of others. In addition, customers have been named in suits alleging infringement of patents by customer products. Certain components of these products have been purchased from the Company and may be subject to indemnification provisions made by the Company to the customers. The Company has not been named in any such suits. Although licenses are generally offered in situations where the Company or its customers are named in suits alleging infringement of patents or other intellectual property rights, there can be no assurance that litigation will not be commenced in the future regarding patents, mask works, copyrights, trademarks, trade secrets, or indemnification liability, or that any licenses or other rights can be obtained on acceptable terms. Because successive generations of the Company's products tend to offer an increasing number of functions, there is a likelihood that more of these claims will occur as the products become more highly integrated. The Company cannot accurately predict the eventual outcome of any suit or other alleged infringement of intellectual property. An unfavorable outcome occurring in any such suit, could have an adverse effect on the Company's future operations and/or liquidity. Furthermore, efforts of defending the Company against future lawsuits, if any, could divert a significant portion of the Company's financial and management resources.


Foreign Operations and Markets

Because many of the Company's subcontractors and several of the Company's key customers, which customers collectively account for a significant percentage of the Company's revenues, are located in Japan and other Asian countries, the Company's business is subject to risks associated with many factors beyond its control. International operations and sales may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, and changes in import/export regulations, tariff and freight rates. Although the Company buys hedging instruments to reduce its exposure to currency exchange rate fluctuations, the Company's competitive position can be affected by the exchange rate of the U.S. dollar against other currencies, particularly the Japanese yen. In addition, various forms of protectionist trade legislation have been proposed in the United States and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect the Company's international operations. There can be no assurance that the political and economic risks to which the Company is subject will not result in customers of the Company defaulting on payments due to the Company or in the reduction of potential purchases of the Company's products.


Competition

The Company's business is intensely competitive and is characterized by price erosion and rapid technological change. Competition typically occurs at the design stage, where the customer evaluates alternative design approaches that require integrated circuits. Because of shortened product life cycles and even shorter design-in cycles, the Company's competitors have increasingly frequent opportunities to achieve design wins in next generation systems. In the event that competitors succeed in supplanting the Company's products, the Company's market share may not be sustainable and net sales, gross margin, and earnings would be adversely affected. Competitors include major domestic and international companies, many of which have substantially greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of their products. Emerging companies are also increasing their participation in the market, as well as customers who develop their own integrated circuit products. Competitors include manufacturers of standard semiconductors, application specific integrated circuits and fully customized integrated circuits, including both chip and board-level products. The ability of the Company to compete successfully in the rapidly evolving area of high-performance integrated circuit technology depends significantly on factors both within and outside of its control, including but not limited to, success in designing, manufacturing and marketing new products, wafer supply, protection of Company products by effective utilization of intellectual property laws, product quality, reliability, ease of use, price, diversity of product line, efficiency of production, the pace at which customers incorporate the Company's integrated circuits into their products, success of the customers' products and general economic conditions. Also the Company's future success depends, in part, upon the continued service of its key engineering, marketing, sales, manufacturing, support and executive personnel, and on its ability to continue to attract, retain and motivate qualified personnel. The competition for such employees is intense, and the loss of the services of one or more of these key personnel could adversely affect the Company. Because of this and other factors, past results may not be a useful predictor of future results.


Part II.  Other Information


Item 1.  Legal Proceedings

During September 1995, Crystal settled a suit alleging infringement of a patent. The settlement did not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

On November 7 and 8, 1995 three shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and several of its officers and directors. The lawsuits allege violations of the federal securities laws in connection with the announcement by Cirrus Logic on November 7, 1995 that a major customer discontinued orders for the Company's 32-bit products. The complaints do not specify the amounts of damages sought. The Company believes that the allegations of the complaints are without merit, and the Company intends to vigorously defend itself. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position, results of operations, or cash flows.


Item 6.  Exhibits and Reports on Form 8-K

 a.  Exhibits

     Exhibit 3.1       Articles of Incorporation of Registrant, as amended

   * Exhibit 10.25     General Partnership Agreement dated as of October 23,
                              1995 between the Company and AT&T.

   * Exhibit 10.26     Joint Venture Formation Agreement dated as of October
                              23, 1995 between the Company and AT&T.

   * Exhibit 10.27     Foundry Venture Agreement dated as of September 29,
                              1995 between the Company and United
                              Microelectronics Corporation ("UMC").

   * Exhibit 10.28     Written Assurances Re Foundry Venture Agreement dated
                              as of September 29, 1995 between the Company and UMC.

   * Exhibit 10.29     Foundry Capacity Agreement dated as of September 29,
                              1995 between the Company and UMC.

     Exhibit 11        Statement re: Computation of Earnings per share

     Exhibit 27        Financial Data Schedule



  * Portions have been filed separately with the Commission in reliance on Rule 24b-2 and the Registrant's request for confidential treatment.


 b.  Reports on Form 8-K
         None.

                        CIRRUS LOGIC, INC.
                           SIGNATURES


          Pursuant to the requirement of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   CIRRUS LOGIC, INC.
                                   (Registrant)


November 13, 1995             /s/ Sam S. Srinivasan
Date                          Sam S. Srinivasan
                              Senior Vice President, Finance and
                              Administration, Chief Financial Officer,
                              Treasurer and Secretary
                              (Principal Financial and Accounting Officer)


November 13, 1995             /s/ Michael L. Hackworth
Date                          Michael L. Hackworth
                              President, Chief Executive Officer
                              and Director (Principal Executive Officer)