Form 10-Q/A
period 1994-10-01
CIRRUS LOGIC INC
filed 1995-12-29
CIK 772406

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q/A


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended    October 1, 1994

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

      a.  Exhibits

       * 10-22      Participation Agreement dated as of September 1, 1994
                       among Cirrus Logic, Inc., International Business Machines Corporation, Cirel Inc. and MiCRUS Holdings Inc.

       * 10-23      Partnership Agreement dated as of September 30, 1994
                       between Cirel Inc. and MiCRUS Holdings Inc.

         11             Statement re: Computation of Earnings per share

-----------------------

       *    Portions have been filed separately with the Commission in reliance on Rule 24b-2 and the Registrant's request for confidential treatment.


      b.  Reports on Form 8-K

         A report on Form 8-K concerning the merger with PicoPower Technology, Inc. was filed with the Securities and Exchange Commission on August 25, 1994.

         A report on Form 8-K concerning the formation of a joint venture "MiCRUS" was filed with the Securities and Exchange Commission on October 12, 1994.

                        CIRRUS LOGIC, INC.
                           SIGNATURES


          Pursuant to the requirement of the Securities Exchange
Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   CIRRUS LOGIC, INC.
                                   (Registrant)


December 27, 1995             /s/ Sam S. Srinivasan
Date                          Sam S. Srinivasan
                              Senior Vice President, Finance and
                              Administration, Chief Financial Officer,
                              Treasurer and Secretary
                              (Principal Financial and Accounting Officer)


December 27, 1995             /s/ Michael L. Hackworth
Date                          Michael L. Hackworth
                              President, Chief Executive Officer
                              and Director (Principal Executive Officer)