Form 10-Q/A
period 1995-09-30
CIRRUS LOGIC INC
filed 1995-12-29
CIK 772406

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
                                                     ========= ========= =========  =========

See Notes to the Unaudited Consolidated Condensed Financial Statements.

                                CIRRUS LOGIC, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In thousands)
                                                     Sept. 30, April 1,
                                                       1995      1995
                                                     (Unaudited)
                                                     --------- ---------
                   ASSETS
Current assets:
  Cash and cash equivalents                          $118,092  $106,882
  Short-term investments                               44,654    80,144
  Accounts receivable, net                            207,091   161,333
  Inventories                                         151,142   103,642
  Other current assets                                 83,671    27,931
                                                     --------- ---------
    Total current assets                              604,650   479,932
Property and equipment, net                           145,871   100,244
Joint venture manufacturing agreement, net
  and investment in joint venture                      62,369    63,735
Deposits and other assets                              35,603    29,623
                                                     --------- ---------
                                                     $848,493  $673,534
                                                     ========= =========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

  Accounts payable and accrued liabilities           $235,375  $162,002
  Accrued salaries and benefits                        28,714    32,508
  Obligations under equipment loans and
    capital leases, current portion                    14,967    11,481
  Income taxes payable                                 17,507    22,322
                                                     --------- ---------
    Total current liabilities                         296,563   228,313

Obligations under equipment loans and
  capital leases, non-current                          40,671    26,205

Commitments and contingencies

Shareholders' equity:
  Capital stock                                       320,210   283,741
  Retained earnings                                   191,049   135,275
                                                     --------- ---------
    Total shareholders' equity                        511,259   419,016
                                                     --------- ---------
                                                     $848,493  $673,534
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

Between November 7 and November 21, 1995, five shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and several of its officers and directors. The lawsuits allege violations of the federal securities laws in connection with the announcement by Cirrus Logic on November 7, 1995 that a major customer discontinued orders for the Company's 32-bit products. The complaints do not specify the amounts of damages sought. The Company believes that the allegations of the complaints are without merit, and the Company intends to defend itself vigorously. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position, results of operations, or cash flows.


7. Proposed Public Offerings

On October 23, 1995, the Company announced that it intended to conduct a registered public offering of Common Stock and convertible notes. In light of market conditions, the Company has taken steps to reduce its fiscal 1997 and 1998 cash requirements for capital expenditures by over $600 million without compromising its announced capacity expansions that will be phased in over fiscal 1997, 1998, and 1999. As a result, the Company now expects to cover its immediate financing requirements with certain bank lending lines in negotiation. Management continues to evaluate other possibilities for additional financing.


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

On October 23, 1995, the Company announced that it intended to conduct a registered public offering of Common Stock and convertible notes. In light of market conditions, the Company has taken steps to reduce its fiscal 1997 and 1998 cash requirements for capital expenditures by over $600 million without compromising its announced capacity expansions that will be phased in over fiscal 1997, 1998, and 1999. As a result, the Company now expects to cover its immediate financing requirements with certain bank lending lines in negotiation. Management continues to evaluate other possibilities for additional financing.

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


Future Operating Results

Quarterly Fluctuations

On November 7, 1995, the Company announced that a major customer of the Company reduced its orders for certain graphics and audio chips, as a result of the customer's forecasted demand and the current inventories of Cirrus Logic products held by that customer and its subcontractors. On December 27, 1995, the Company announced a further reduction in expected revenue and operating profit for the current quarter ending December 30, 1995, stemming primarily from much softer than expected business conditions in Taiwan and a slower than anticipated rate of growth in the home PC market. These developments will reduce the expected revenues generated by the Company's graphics, audio and modem products during the current quarter ending December 30, 1995. The Company expects its revenues for the current quarter ending December 30, 1995 to be about $290 million to $300 million, and that its earnings per share are expected to be approximately
$0.13 to $0.19. The lower earnings per share estimate is due primarily to the expected revenue shortfall and the effect of adjusting inventory to the lower of cost or market.

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

Additionally, certain provisions of the MiCRUS and AT&T agreements may cause the termination of the joint venture in the event of a change of control of the Company. Such provisions could have the effect of delaying, deferring or preventing a change of control of the Company.

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

Between November 7 and November 21, 1995, five shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and several of its officers and directors. The lawsuits allege violations of the federal securities laws in connection with the announcement by Cirrus Logic on November 7, 1995 that a major customer discontinued orders for the Company's 32-bit products. The complaints do not specify the amounts of damages sought. The Company believes that the allegations of the complaints are without merit, and the Company intends to defend itself vigorously. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position, results of operations, or cash flows.


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

----------------------

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