Form 10-Q
period 1995-12-30
CIRRUS LOGIC INC
filed 1996-02-14
CIK 772406

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended December 30, 1995

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


                         YES [X]        NO [ ]


The number of shares of the registrant's common stock, no par value, was 63,622,495 as of December 30, 1995.

Part 1.  Financial Information
Item 1.   Financial Statements
                                CIRRUS LOGIC, INC.

               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (In thousands, except per share data)
                               (Unaudited)
                                                        Quarter Ended    Three Quarters Ended
                                                     Dec. 30,  Dec. 31,  Dec. 30,   Dec. 31,
                                                       1995      1994      1995       1994
                                                     --------- --------- ---------  ---------
Net sales                                            $295,783  $228,599  $913,872   $615,807

Costs and expenses:
  Cost of sales                                       197,273   135,658   551,456    346,000
  Research and development                             60,086    40,902   168,576    116,144
  Selling, general and administrative                  43,047    32,314   119,476     90,450
  Non-recurring costs                                   1,195         -     1,195      3,856
  Merger costs                                              -         -         -      2,418
                                                     --------- --------- ---------  ---------
    Total costs and expenses                          301,601   208,874   840,703    558,868
                                                     --------- --------- ---------  ---------

(Loss)income from operations                          ( 5,818)   19,725    73,169     56,939
Interest and other income, net                            561     1,417     2,994      5,098
                                                     --------- --------- ---------  ---------
(Loss)income before provision for income taxes        ( 5,257)   21,142    76,163     62,037
(Benefit) provision for income taxes                  ( 1,656)    6,660    23,990     19,542
                                                     --------- --------- ---------  ---------
Net (loss)income                                      ($3,601)  $14,482   $52,173    $42,495
                                                     ========= ========= =========  =========


Net (loss) income per common and common
   equivalent share                                    ($0.06)    $0.23     $0.75      $0.67
                                                     ========= ========= =========  =========
Weighted average common and common
  equivalent shares outstanding                        63,273    63,300    69,437     63,415
                                                     ========= ========= =========  =========

See Notes to the Unaudited Consolidated Condensed Financial Statements.

                                CIRRUS LOGIC, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In thousands)
                                                     Dec. 30,  April 1,
                                                       1995      1995
                                                     (Unaudited)
                                                     --------- ---------
                   ASSETS
Current assets:
  Cash and cash equivalents                          $134,391  $106,882
  Short-term investments                               44,231    80,144
  Accounts receivable, net                            197,036   161,333
  Inventories                                         167,455   103,642
  Other current assets                                 80,248    27,931
                                                     --------- ---------
    Total current assets                              623,361   479,932

Property and equipment, net                           176,034   100,244

Joint venture manufacturing agreements, net
  and investment in joint venture                      77,071    63,735

Deposits and other assets                              39,458    29,623
                                                     --------- ---------
                                                     $915,924  $673,534
                                                     ========= =========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities           $267,723  $162,002
  Accrued salaries and benefits                        29,078    32,508
  Obligations under equipment loans and
    capital leases, current portion                    23,506    11,481
  Income taxes payable                                 13,779    22,322
                                                     --------- ---------
    Total current liabilities                         334,086   228,313

Obligations under equipment loans and
  capital leases, non-current                          67,586    26,205

Commitments and contingencies

Shareholders' equity:
  Capital stock                                       326,804   283,741
  Retained earnings                                   187,448   135,275
                                                     --------- ---------
    Total shareholders' equity                        514,252   419,016
                                                     --------- ---------
                                                     $915,924  $673,534
                                                     ========= =========

See Notes to the Unaudited Consolidated Condensed Financial Statements.

                                CIRRUS LOGIC, INC.
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                  (In thousands)
                                                    Three Quarters Ended
                                                     Dec. 30,  Dec. 31,
                                                       1995      1994
                                                     --------- ---------
Cash flows from operations:
  Net income                                          $52,173   $42,495
  Adjustments to reconcile net income to net
   cash flows from operations:
   Depreciation and amortization                       43,793    27,217
   Net change in operating assets and liabilities     (42,622)  (17,767)
                                                     --------- ---------
    Net cash flows provided by operations              53,344    51,945
                                                     --------- ---------
Cash flows from investing activities:
  Purchase of short-term investments                 (164,915) (255,782)
  Proceeds from sale of short-term investments        200,828   222,223
  Additions to property and equipment                (106,215)  (36,621)
  Joint venture manufacturing agreements and
    investment in joint venture                       (16,000)  (63,800)
  Increase in deposits and other assets               (20,228)  (16,939)
                                                     --------- ---------
    Net cash flows used by investing activities      (106,530) (150,919)
                                                     --------- ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock               27,883     6,311
  Short-term borrowing                                 41,000         -
  Borrowings on equipment loans                        62,081     9,115
  Principal payments on capital leases and loans       (9,269)   (8,882)
  Repayment of short-term borrowing                   (41,000)        -
                                                     --------- ---------
    Net cash flows provided by financing activities    80,695     6,544
                                                     --------- ---------
Increase (decrease) in cash and cash equivalents       27,509   (92,430)
Cash and cash equivalents - beginning of period       106,882   193,825
                                                     --------- ---------
Cash and cash equivalents - end of period            $134,391  $101,395
                                                     ========= =========

Supplemental disclosure of cash flow information:
  Interest paid                                        $2,569    $1,803
  Income taxes paid                                   $16,667   $12,873
  Tax benefit of stock option exercises               $15,463    $    -
  Equipment purchased under capitalized leases           $594    $6,849

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


2. Cash Equivalents and Investments

At December 30, 1995, the Company's cash equivalents and short-term investments consisted primarily of U.S. Government Treasury and agency securities, commercial paper, auction preferred stock, municipal bonds and certificates of deposit. Cash equivalents and short-term investments held at December 30, 1995 approximate fair market value.


3. Inventories

Inventories are comprised of the following:

                                             Dec. 30,       April 2,
                                              1995            1995
                                            ---------      ---------
                                                 (In thousands)
          Work-in-process                   $ 101,037      $  84,920
          Finished goods                       66,418         18,722
                                            ---------      ---------
                   Total                    $ 167,455      $ 103,642
                                            =========      =========


4. Income Taxes

The Company provides for income taxes during interim reporting periods based upon an estimate of the annual effective tax rate. Such estimate reflects an effective tax rate lower than the federal statutory rate primarily because of the research and development tax credit.


                               - 5 -

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

Between November 7 and November 21, 1995, five shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and several of its officers and directors. The lawsuits allege violations of the federal securities laws in connection with the announcement by Cirrus Logic on November 7, 1995 that a major customer discontinued orders for the Company's graphics and audio products. The complaints do not specify the amounts of damages sought. By an order entered January 4, 1996, the Court consolidated the five above referenced actions under one consolidated complaint. The amended consolidated complaint is to be filed later in February 1996. The Company believes that the allegations of the complaint are without merit, and the Company intends to defend itself vigorously. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position, results of operations, or cash flows.


7. Proposed Public Offerings

On October 23, 1995, the Company announced that it intended to conduct a registered public offering of Common Stock and convertible notes. In light of market conditions, the Company has decided not to go forward with that offering.











8. Joint Venture Agreements and Manufacturing Contract

During September 1994, the Company and IBM completed a series of agreements pertaining to joint manufacturing. In January 1995, under the terms of the agreements, a new joint venture (MiCRUS) began manufacturing semiconductor wafers for each parent company.

In January 1995, MiCRUS leased approximately $145 million of wafer fabrication and infrastructure equipment pursuant to a lease guaranteed jointly and severally by the Company and IBM. As part of the initial agreement, Cirrus Logic committed to pay $36 million as a cash contribution of which $14 million has been paid to date. In addition, Cirrus Logic and IBM each committed to provide MiCRUS with approximately $100 million of additional capital equipment, primarily through lease financing, of which the final $30 million will be provided by the Company in the fourth quarter of fiscal 1996.

In March 1995, IBM and the Company agreed to a $120 million expansion of MiCRUS, of which Cirrus Logic committed to provide
$60 million in financing. The Company expects to use equipment leases or lease guarantees to fulfill its financing commitment. This expansion is expected to be in full production in fiscal 1997.

In addition, in October 1995, the Company committed to provide a further $198 million to fund a second expansion of MiCRUS and to support the migration to sub 0.5 micron process technology. Of this amount the Company expects to spend $33 million in cash for facilities and to provide equipment lease guarantees for the balance. IBM has until February 15, 1996 to provide up to half of the $198 million of the Company's commitment in order to obtain up to half of the additional wafer capacity from the MiCRUS expansion.

In October 1995, the Company also concluded agreements with AT&T to form a joint venture to build additional wafer production capacity in an existing facility in Orlando, Florida owned by AT&T. The agreements with AT&T obligate the Company to provide
$420 million in financing. The Company expects to finance $280 million of this amount through equipment leases or leases guarantees. Of the $140 million balance, the Company will contribute $35 million in installments over a three-year period and pay $105 million in installments over a four-year period. The payment of $105 million will be charged to the Company's cost of sales over the life of the venture based upon the ratio of current units of production to current and anticipated future units of production.

The Company has entered into a volume purchase agreement with TSMC under which the Company has agreed to make advance payments to TSMC of approximately $118 million, one-half in 1997 and one-half in 1998. The Company also has concluded an agreement with UMC which provides for a $90 million equity investment by the Company during fiscal 1996 and 1997. The Company has recently initiated discussions with UMC about rescheduling the project and postponing the Company's investment. The Company completed a memorandum of understanding in December 1995 with Digital Equipment
Corporation to enter into a semiconductor manufacturing relationship to produce wafer products at Digital's state-of-the-art Fab 6 facility in Hudson, Massachusetts. The Company is evaluating this proposed venture in light of the current market conditions.

The Company estimates that its total financial obligations for the IBM, AT&T, UMC and TSMC transactions (excluding future wafer purchases) may total $92 million in the remainder of fiscal 1996, $480 million in fiscal 1997 and $240 million in the following three years. The Company intends to obtain the necessary capital through a combination of equity and/or debt financing, equipment lease financing, lease guarantees and cash generated from operations. In addition, the Company estimates that capital expenditures for its own facilities, testing and other equipment may total $600 to $700 million through fiscal 2000. The Company expects to finance seventy to eighty percent of these capital expenditures through equipment lease or loan financing. There can be no assurance that financing will be available or, if available, will be on satisfactory terms.

Item 2.

              Management's Discussion and Analysis of
           Financial Condition and Results of Operations

The information should be read along with the unaudited consolidated condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended April 1, 1995, contained in the Annual Report to Shareholders. On June 1, 1995, the Board of Directors approved a two-for-one split of the Company's Common Stock. Shareholders of record as of June 19, 1995, received certificates reflecting the additional shares. The certificates were distributed on July 17, 1995. All references to the number of shares of Common Stock, warrants and options to purchase shares of Common Stock, and share prices have been restated to reflect the two-for-one split.

Except for historical information contained herein, this Discussion and Analysis contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties, including those discussed below or in the Company's Form 10-K for the fiscal year ended April 1, 1995, that could cause actual results to differ materially from those projected. The Form 10-K referred to in this paragraph is expressly incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


Results of Operations

Results of operations for the third quarter of fiscal 1996 were materially affected by several adverse factors.

First, revenues from the sale of graphics and audio products declined from the levels in the second quarter of fiscal 1996. This decline was caused by slower than expected growth in the home PC market, by dramatically reduced demand from a major customer for certain graphics and audio products, and by softer than expected business conditions in Taiwan.

Second, the slower than expected sales resulted in substantial amounts of excess inventory of graphics products. This in turn caused the Company to record an inventory writeoff of $19.5 million. After the Company released its preliminary financial results, it observed a sharp decline in demand for its PicoPower Pentium VL-bus core logic products and for certain other products. These subsequent developments caused the Company to increase its inventory write-off from $19.5 million to approximately $33 million and to provide an additional $5 million for anticipated payments for underutilization of capacity at its MiCRUS joint venture.


Third, because new graphics, audio and fax/modem products were being introduced in the quarter, the value of the older products declined substantially. The Company is in the process of liquidating as much of the older inventory as possible during the fourth quarter of fiscal 1996 and the first quarter of fiscal 1997.

The following table discloses the percentages that income statement items are to net sales and the percentage change in the dollar amounts for the same items compared to the similar period in the prior fiscal year.


                                                     Percentage of Net Sales        Percentage of Net Sales
                                                       Quarter Ended                Three Quarters Ended
                                                     -------------------            -------------------
                                                     Dec. 30,  Dec. 31,   Percent   Dec. 30,  Dec. 31,   Percent
                                                     1995      1994       change    1995      1994       change
                                                     --------- --------- ---------  --------- --------- ---------
    Net sales                                             100%      100%       29%       100%      100%       48%

    Gross margin                                           33%       41%        6%        40%       44%       34%
    Research and development                               20%       18%       47%        18%       19%       45%
    Selling, general and administrative                    15%       14%       33%        13%       15%       32%
    Non-recurring costs                                     0%        -         -          0%        1%      -69%
    Merger costs                                            -         -         -          -         0%     -100%
    (Loss) income from operations                          -2%        9%       N/A         8%        9%       29%
    (Loss)income before income taxes                       -2%        9%       N/A         9%       10%       23%
    Income taxes                                           -1%        3%       N/A         3%        3%       23%

    Net (loss) income                                      -1%       6%        N/A         6%        7%       23%



Net Sales

Net sales for the third quarter of fiscal 1996 were $295.8 million, an increase of 29% from the $228.6 million reported for the third quarter of 1995. Net sales for the first three quarters of fiscal 1996 were $913.9 million, an increase of 48% over the $615.8 million reported for the same period of fiscal 1995. Sales of mass storage and wireless communication products increased in each of the first three quarters of fiscal 1996. Net sales of graphics and audio products for the first three quarters of fiscal 1996 increased over the comparable period of fiscal 1995, but declined in the third quarter of fiscal 1996 against the second quarter of fiscal 1996.

For the third and first three quarters of fiscal 1996, export sales (including sales to U.S.-based customers with manufacturing plants overseas) were 55% and 58%, respectively, of total sales compared to 61% and 57%, respectively for the corresponding periods in fiscal 1995.

The Company's sales are currently denominated primarily in U.S.
dollars. The Company purchases hedging instruments to reduce short-term foreign currency exposure related to trade receivables denominated in foreign currencies.

Net sales to NEC accounted for approximately 12% of net sales in the third quarter of fiscal 1996. No other customer accounted for 10% or more of sales during any other quarter of fiscal 1996 or fiscal 1995.


Gross Margin

The gross margin was 33% in the third quarter of fiscal 1996, compared to 41% for the third quarter of fiscal 1995. The gross margin was 40% in the first three quarters of fiscal 1996, compared to 44% for the same period of fiscal 1995. In the third quarter and the first three quarters of fiscal 1996, the gross margin percentage decreased as a result of a charge of approximately $33 million in the third quarter for inventory written down for lower-than-anticipated shipments of and demand for graphics, core logic and other products and a $5 million charge for anticipated payments for underutilization of capacity at its MiCRUS joint venture.

The decline in the gross margin percentage for the first three quarters of fiscal 1996 compared to fiscal 1995 was also the result of higher wafer costs caused by an increase in wafer prices for merchant wafers, an insufficient supply of 0.6 micron wafers which made necessary the use of less cost effective 0.8 micron wafers to meet expanded unit shipments, expediting expenses related to premiums paid to suppliers to increase production of the Company's products, lower yields on new products ramping into production, and lower selling prices on certain graphics, audio and fax/modem products.


Research and Development

Research and development expenditures increased $19.2 million over the third quarter of fiscal 1995 to $60.1 million in the third quarter of fiscal 1996. The expenditures in the third quarter and the first three quarters of fiscal 1996 were approximately 20% and 18%, respectively, of net sales compared to 18% and 19%, respectively, in the comparable periods of fiscal 1995. Expenses increased in absolute amounts as the Company continued to invest in new product development. The Company intends to continue making substantial investments in research and development.


Selling, General and Administrative Expenses

Selling, general and administrative expenses represented approximately 15% and 13%, respectively, of net sales in the third quarter and the first three quarters of fiscal 1996, compared to 14% and 15%, respectively, in the corresponding periods of fiscal 1995. The absolute spending increase in fiscal 1996 reflects increased direct expenses for the expanding sales force, increased marketing expenses for promotions and advertising, and increased administrative and legal expenses.


Income Taxes

The Company's effective tax rate was 31.5% for the third quarter and first three quarters of fiscal 1996 and fiscal 1995. The 31.5% annual effective tax rate is less than the U.S. federal statutory rate primarily because of the research and development tax credit.


Liquidity and Capital Resources

The Company generated approximately $53.3 million of cash and cash equivalents in its operating activities during the first three quarters of fiscal 1996, and approximately $51.9 million during the comparable period of fiscal 1995. The increase was primarily caused by increased income from operations and an increase in the non-cash effect of depreciation and amortization offset largely by the net change in operating assets and liabilities.

The Company used $106.5 million in cash in investing activities during the first three quarters of fiscal 1996, and $150.9 million during the comparable period of fiscal 1995. Short-term investments were the principal investing activities generating or using cash along with additions to property and equipment and cash used in joint venture arrangements.

Financing activities provided $80.7 million in cash during the first three quarters of fiscal 1996 and $6.5 million during the comparable period of fiscal 1995. Borrowings on equipment loans and proceeds from the issuance of Common Stock were the principal financing activities generating cash.

Cash, cash equivalents and short-term investments decreased $8.4 million from $187.0 million at April 1, 1995, to $178.6 million at December 30, 1995. During the same period accounts receivable and inventories increased $35.7 million and $63.8 million, respectively, and accounts payable, accrued salaries and benefits, income taxes payable and other accrued liabilities increased $93.7 million. The increases in inventory, accounts payable and accrued liabilities are associated with the slowdown in the Company's operations.

During September 1994, the Company and IBM completed a series of agreements pertaining to joint manufacturing. In January 1995, under the terms of the agreements, a new joint venture (MiCRUS) began manufacturing semiconductor wafers for each parent company.

In January 1995, MiCRUS leased approximately $145 million of wafer fabrication and infrastructure equipment pursuant to a lease guaranteed jointly and severally by the Company and IBM. As part of the initial agreement, Cirrus Logic committed to pay $36 million as a cash contribution of which $14 million has been paid. In addition, Cirrus Logic and IBM each committed to provide MiCRUS with approximately $100 million of additional capital, primarily through lease financing, of which the final $30 million will be provided by the Company in the fourth quarter of fiscal 1996.

In March 1995, IBM and the Company agreed to a $120 million expansion of MiCRUS, of which Cirrus Logic committed to provide $60 million in financing. The Company expects to use equipment leases or lease guarantees to fulfill its financing commitment. This expansion is expected to be in full production in fiscal 1997.

In addition, in October 1995, the Company committed to provide a further $198 million to fund a second expansion of MiCRUS and to support the migration to sub 0.5 micron process technology. Of this amount the Company expects to spend $33 million in cash for facilities and to provide equipment lease guarantees for the balance. IBM has until February 15, 1996 to provide up to half of the $198 million of the Company's commitment in order to obtain up to half of the additional wafer capacity from the MiCRUS expansion.

In October 1995, the Company also concluded agreements with AT&T to form a joint venture to build additional wafer production capacity in an existing facility in Orlando, Florida owned by AT&T. The agreements with AT&T obligate the Company to provide $420 million in financing. The Company expects to finance $280 million of this amount through lease or lease guarantees. Of the $140 million balance, the Company will contribute $35 million in installments over a three-year period and pay $105 million in installments over a four-year period. The payment of $105 million will be charged to the Company's cost of sales over the life of the venture based upon the ratio of current units of production to current and anticipated future units of production.

The Company has entered into a volume purchase agreement with TSMC under which the Company has agreed to make advance payments to TSMC of approximately $118 million, one-half in 1997 and one-half in 1998. The Company also has concluded an agreement with UMC which provides for a $90 million equity investment by the Company during fiscal 1996 and 1997. The Company has recently initiated discussions with UMC about rescheduling the project and postponing the Company's investment. The Company completed a memorandum of understanding in December 1995 with Digital Equipment
Corporation to enter into a semiconductor manufacturing relationship to produce wafer products at Digital's state-of-the-art Fab 6 facility in Hudson, Massachusetts. The Company is evaluating this proposed venture in light of the current market conditions.

The Company estimates that its total financial obligations for the IBM, AT&T, UMC and TSMC transactions (excluding future wafer purchases) may total $92 million in the remainder of fiscal 1996, $480 million in fiscal 1997 and $240 million in the following three years. The Company intends to obtain most of the necessary capital through equipment lease financing and the balance through a combination of debt and/or equity financing, lease guarantees and cash generated from operations.

In addition to its investments in the various external manufacturing ventures, the Company estimates that capital expenditures for its own facilities, testing and other equipment may total $600 to $700 million through fiscal 2000. The Company expects to finance seventy to eighty percent of these capital expenditures through equipment lease or loan financing. The Company's future capital requirements also include financing the growth of working capital items such as accounts receivable and inventory. In addition, the Company has acquired technology companies in the past and may do so in the future. Such potential transactions may require substantial capital resources, which may require the Company to seek additional debt or equity financing. There can be no assurance that financing will be available or, if available, will be on satisfactory terms. Failure to obtain adequate financing would restrict the Company's ability to expand its manufacturing infrastructure, to make other investments in capital equipment, and to pursue other initiatives.

The Company has a revolving bank line of credit for up to a maximum of $135 million, available through March 31, 1996, at the bank's prime rate or, upon request of the Company, on the basis of any or several Eurodollar rates plus a margin. As of December 30, 1995, there were no outstanding extensions under the facility other than letter of credit instruments of approximately $43.4 million. The Company is now negotiating with the same bank for a significant revolving line of credit. There is no assurance that a final agreement will be reached.

Management continues to evaluate other possibilities for additional financing. There is no assurance that financing will be available or, if available, will be on satisfactory terms.


Future Operating Results

Quarterly Fluctuations

Revenues for the fourth quarter of fiscal 1996 are expected to decline compared to the third quarter ended December 30, 1995.
The decline in revenues and other factors are expected to result in a loss from operations in the fourth quarter.

A number of factors are causing revenues to decline from earlier expectations. Sales of the Company's newest graphics product, a 64-bit video accelerator, and the Company's newest audio product, the CS4236, are lower than expected because the rate of transition from design to volume production has proceeded more slowly than expected and because customers have been slow to ramp production of their new products which incorporate these products. Sales of the Company's v.32bis fax/modem products have declined because of the slowdown in the home PC market which resulted in excess inventories of such products. Additionally, the market is transitioning from a v.32bis to a v.34 standard, and customers are reducing their purchases of v.32bis products faster than expected. Demand for PicoPower core logic products also dropped substantially in the last month. In addition, sales of certain other products have been slower than expected.

The decline in revenues will affect earnings directly. In addition, the lower than expected sales primarily involve products scheduled for production at MiCRUS, and this is causing the Company to reduce its wafer production from MiCRUS during the fourth quarter, which negatively affected primarily the third quarter of fiscal 1996. Since MiCRUS has substantial fixed costs which must be allocated to the wafer production, this capacity variance may significantly increases the cost per wafer and could adversely affect gross margin and earnings during the fourth quarter.

The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. The Company's operating results are affected by a wide variety of factors, many of which are outside of the Company's control, including but not limited to, economic conditions and overall market demand in the United States and worldwide, the Company's ability to introduce new products and technologies on a timely basis, changes in product mix, fluctuations in manufacturing costs which affect the Company's gross margins, declines in market demand for the Company's and customers' products, sales timing, the level of orders which are received and can be shipped in a quarter, the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products, product obsolescence, price erosion, and competitive factors. The Company's operating results in the fourth quarter and in fiscal 1997 are likely to be affected by these factors as well as others.

The Company must order wafers and build inventory well in advance of product shipments. Because the Company's markets are volatile and subject to rapid technology and price changes, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because many of the Company's customers place orders with short lead times and because sales to these customers have increased as a percentage of total sales, particularly for certain graphics and audio products. In the third quarter, these factors caused the Company to produce excess inventories of particular products, and the Company's revenues and earnings were adversely affected. In the fourth quarter of fiscal 1996, as it has been in the past, a significant portion of the Company's revenues from graphics and audio products is dependent on sales to customers who place orders with short lead times for delivery in the quarter. These factors increase not only the inventory risk but also the difficulty of forecasting quarterly operating results. Moreover, as is common in the semiconductor industry, the Company frequently ships more product in the third month of each quarter than in either of the first two months of the quarter, and shipments in the third month are higher at the end of that month. The concentration of sales in the last month of the quarter contributes to the difficulty in predicting the Company's quarterly results of operations.

The Company's products are in various stages of their product life cycles. The Company's success is highly dependent upon its ability to develop complex new products, to introduce them to the marketplace ahead of the competition, and to have them selected for design into products of leading system manufacturers. These factors have become increasingly important to the Company's results of operations because the rate of change in the markets served by the Company continues to accelerate. Since product life cycles are continually becoming shorter, revenues may be affected quickly if new product introductions are delayed or if the Company's products are not designed into the Company's customers' successive generations of products.

The Company's gross margins also will depend on the Company's success at introducing new products quickly and effectively because the gross margins of semiconductor products decline as competitive products are introduced. Gross margins for certain audio products have already declined while such products have been delayed and gross margins for certain older fax/data/modem products have declined in response to the announcement and introduction of newer products. Also, the Company must deliver product to customers according to customer schedules. Delays in new product introductions could affect revenues and gross margins for current and follow-on products if customers shift to competitors to meet their requirements.


Issues Relating to Manufacturing and Manufacturing Investment

During the first two quarters of fiscal 1996, the Company's sales were constrained by its inability to obtain sufficient sources of wafer supply to meet customer demand. This situation changed during the third quarter of fiscal 1996, partly due to the reduced rate of growth, and partly due to increases in output from MiCRUS. In the third fiscal quarter, manufacturing supply exceeded demand for certain of the Company's products.

Although the Company believes that its efforts to increase its source of wafer supply through joint ventures and other arrangements have significant potential benefits to the Company, there are also risks. These arrangements reduce the Company's flexibility to reduce the amount of wafers it is committed to purchase and increase the Company's fixed manufacturing costs as a percentage of overall costs of sales. As a result, the operating results of the Company are becoming more sensitive to fluctuations in revenues. In the case of the Company's joint ventures, overcapacity results in underabsorbed fixed cost, which adversely affects gross margins and earnings, just as underabsorbed MiCRUS fixed cost has affected the Company's earnings in the third quarter of fiscal 1996. In the case of the Company's "take or pay" contracts with foundries, the Company must pay contractual penalties if it fails to purchase its minimum commitments.

Moreover, the Company will benefit from the MiCRUS and AT&T joint ventures only if they are able to produce wafers at or below prices generally prevalent in the market. If, however, either of these ventures is not able to produce wafers at competitive prices, the Company's results of operations will be materially
adversely affected.   The process of beginning production at and
increasing volume with the joint ventures inevitably involves risks, and there can be no assurance that the manufacturing costs of such ventures will be competitive. Additional risks include the timely development of products, unexpected disruptions to the manufacturing process, the difficulty of maintaining quality and consistency, particularly at the smaller submicron levels, dependence on equipment suppliers and technological obsolescence.

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

The Company will not be in direct control of the joint ventures or of the wafer manufacturing companies in which it invests. The Company is dependent on the joint venture management and/or its joint venture partners for the operation of the new manufacturing facilities, including the hiring of qualified personnel. In addition, the manufacturing processes and policies undertaken by each manufacturing joint venture may not be optimized to meet the Company's specific needs and products. If the joint ventures are unable to manage the operations effectively, their ability to implement state-of-the-art manufacturing processes, to produce wafers at competitive costs, and to produce sufficient output could be adversely affected. Also, the Company's joint venture partners may enter into contractual or licensing agreements with third parties, or may be subject to injunctions arising from alleged violations of third party intellectual property rights, which could restrict the joint venture from using particular manufacturing processes or producing certain products.

The increase in the Company's wafer supply arrangements could strain the Company's management and engineering resources. This strain on resources could be exacerbated by the geographic distances between the Company's headquarters and the various wafer production facilities. There can be no assurance that the Company will be able to hire additional management, engineering and other personnel as needed, to manage its expansion programs effectively and to implement new production capacity in a timely manner and within budget.

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

Additionally, certain provisions of the MiCRUS and AT&T agreements may cause the termination of the joint venture in the event of a change in control of the Company. Such provisions could have the effect of delaying, deferring or preventing a change of control of the Company.

In connection with the financing of its expansion, the Company will borrow money. Such indebtedness could cause the Company's principal and interest obligations to increase substantially. Moreover, as a consequence of existing wafer supply related transactions, the Company's obligations under guarantees, investment commitments and take or pay arrangements also will increase substantially. The degree to which the Company will be leveraged could adversely affect the Company's ability to obtain additional financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures. The Company's ability to meet its debt service and other obligations will be dependent upon the Company's future performance, which will be subject to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. An inability to obtain financing to meet these obligations could cause the Company to default on such obligations.

Most of the Company's wafers are currently manufactured to the Company's specifications by outside merchant wafer suppliers. Although the Company has increased its future wafer supplies from manufacturing joint ventures, the Company expects to continue to purchase a majority of its wafers from, and to be reliant upon, outside merchant wafer suppliers for at least the next two years although the number of suppliers it uses may diminish. The decrease in the number of suppliers used by the Company could adversely affect the Company's ability to obtain wafers from third party suppliers in the event the Company faces unanticipated shortfalls in supply.

The Company also uses other outside vendors to package the wafer die into integrated circuits. The Company's reliance on these outside suppliers involves several risks, including the absence of adequate availability of certain process technologies, or control over delivery schedules, manufacturing yields, quality, and costs.

Although wafer supplies in general are expected to be sufficient to meet expected demand in the fourth quarter, the Company's results of operations could be adversely affected if particular suppliers are unable to provide a sufficient and timely supply of product, whether because of raw material shortages, capacity constraints, unexpected disruptions at the plants, delays in qualifying new suppliers or other reasons, or if the Company is forced to purchase wafers from higher cost suppliers or to pay expediting charges to obtain additional supply, or if the Company's test facilities are disrupted for an extended period of time. The Company's wafer supply also could be adversely affected if the Company's suppliers are subject to injunctions arising from alleged violations of third party intellectual property rights. The enforcement of such an injunction could impede a supplier's ability to provide wafers, components, or packaging services to the Company. Because of the concentration of sales at the end of each quarter, a disruption in the Company's production or shipping near the end of a quarter could materially reduce the Company's revenues for that quarter. Moreover, the Company's flexibility to move production from another wafer manufacturing facility can be limited because such a move can require significant re-engineering, which may take several quarters. Accordingly, production may be constrained even though capacity is available at one or more wafer manufacturing facilities. In addition, the Company could encounter supply shortages in fiscal 1997 if sales grew substantially. Any supply shortage could adversely affect sales and operating profits. Net sales and gross margin also could be adversely affected if the Company receives orders for large volumes of products to be shipped within short periods and if the Company's product testing capacity is not adequate to process such volumes.

The greater integration of functions and complexity of operations of the Company's products also increase the risk that latent defects or subtle faults could be discovered by customers or end users after volumes of product have been shipped. If such defects were significant, the Company could incur material recall and replacement costs for product warranty.


Dependence on PC Market

Sales of most of the Company's products depend largely on sales of personal computers (PCs). The growth in the PC market and the growth in the market share enjoyed by the Company's PC OEM customers was exceptionally strong during fiscal 1995 and the first two quarters of 1996. However, certain of the Company's PC OEM customers and their subcontractors experienced lower sales and slower growth in the third quarter of fiscal 1996, apparently due to less than anticipated consumer demand for certain products. This led to an inventory correction by the PC and peripheral device manufacturers, which resulted in a decline in demand for products to be shipped in the third fiscal quarter and in the Company's revenues. Some of the PC and peripheral device manufacturers now have excess inventories of certain products and/or product components which include the Company's graphics, audio, and fax/modem products, which is expected to reduce demand for the Company's products in the fourth fiscal quarter.

The reduced growth in the PC market, and any further reduction, also could affect the financial health of a number of the Company's customers, which could affect the Company's ability to collect outstanding accounts receivable from these customers.

Product life cycles in the PC market are continually growing shorter. As new products are introduced, there may be increases in demand for new components. Shortages of key components could constrain overall sales of PCs and thus indirectly constrain sales of the Company's products.

In the third quarter, sales of certain of the Company's products were dependent to a great degree on key customers, including Intel, who supply motherboards to PC manufacturers, and on PC manufacturers associated with the consumer marketplace. A number of PC OEMs buy products directly from the Company and also buy motherboards from Intel or other suppliers who in turn buy products from the Company. Accordingly, a significant portion of the Company's sales may depend directly or indirectly on the sales to a particular PC OEM. This turned out to be the case in the third quarter of fiscal 1996. Since the Company cannot track sales by the motherboard manufacturers, however, the Company may not be fully informed as to the extent or even the fact of its indirect dependence on any particular PC OEM, and, therefore, may be unable to assess the risk of such indirect dependence.

Increasing dominance of the PC motherboard or PC market by any one customer increases the risks that the Company could experience intensified pressure on product pricing and unexpected changes in customer orders as a result of changes in the customers' market share. Moreover, the Company's production schedules are based not only on customer orders, but also on forecasted demand. These issues may contribute to increasing volatility in the Company's PC-related products, and thus may increase the risk of rapid changes in revenues, margins, and earnings. Furthermore, the intense price competition in the PC industry is expected to continue to put pressure on the price of all PC components. Other IC makers, including Intel, have expressed their interest in integrating some multimedia or communications functions into their microprocessor products. Successful integration of these functions could reduce the Company's opportunities for IC sales in these areas. As a component supplier to PC OEMs and to peripheral device manufacturers, the Company is likely to experience a greater magnitude of fluctuations in demand than the Company's customers themselves experience. In addition, many of the Company's products are used in PCs for the consumer market, and the consumer PC market is more volatile than other segments of the PC market.


Issues Relating to Graphics Products

Historically, the Company has had a large share of the market for desktop graphics controllers and graphics accelerators. However, the Company's market share as a percentage of the total market declined in the third quarter of fiscal 1996.

Two-dimensional ("2D") graphics accelerators have replaced graphics controllers as the mainstream PC graphics products. The market is now changing to require accelerated graphics and video and, eventually, 3D acceleration capability. The Company is striving to bring products to market for these needs, but there is no assurance that it will succeed in doing so in a timely manner. If these products are not brought to the market in a timely manner or do not address the market needs or cost or performance requirements, then net sales would be adversely affected.

The Company continues to experience intense competition in the sale of graphics products. Several competitors recently introduced products and adopted pricing strategies that have increased competition in the desktop graphics market. These competitive factors affected the Company's market share, gross margins, and earnings. These factors may further adversely affect revenues and gross margins for graphics accelerator products in the future.

The Company has preliminary design wins for certain graphics products expected to begin shipping in the fourth quarter of fiscal 1996. Although the Company has conducted extensive testing of the products and has released the products for volume production, the Company's customers have not completed their own testing and evaluation of the products. If as yet unseen bugs are discovered or if the units were to perform poorly in customer evaluations, key customers could decide not to use these products in their own designs rather than risking the delay of their own product introductions. In such event, revenues from the sale of graphics products could be adversely affected.


Issues Relating to Audio Products

Most of the Company's revenues in the multimedia audio market derive from the sales of 16-bit audio codecs and integrated 16-bit codec plus controller solutions for the consumer PC market. In the third quarter of fiscal 1996 revenues from audio products declined against the prior quarter.

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

Revenues from the sale of audio products in the fourth quarter of fiscal 1996 and in fiscal 1997 are likely to be significantly affected by the success of a recently announced fully-integrated, single-chip audio IC. The product has not yet passed customer qualification and acceptance. If there are as yet unseen bugs or if the product is not qualified and accepted by customers in time for volume shipments in the fourth quarter of fiscal 1996, revenues and gross margins from the sale of audio products could be significantly impaired. The rate of transition from design into production is proceeding slower than the Company had expected, and customers have been slow to ramp production of their new products. Moreover, the recent introduction of a fully-integrated single-chip audio IC and aggressive pricing by competitors is resulting in pricing pressures which are likely to adversely affect the Company's revenues and gross margins from the sale of audio products.


Issues Relating to Mass Storage Market

The disk drive market has historically been characterized by a relatively small number of disk drive manufacturers and by periods of rapid growth followed by periods of oversupply and contraction. Additionally, growth in the mass storage market is directly affected by growth in the PC market. To the extent the PC market growth slows, disk drive demand would decline, directly impacting demand for the Company's mass storage products. As a result, suppliers to the disk drive industry experience large and sudden fluctuations in product demand. Furthermore, the price competitive nature of the disk drive industry continues to put pressure on the price of all disk drive components.

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

Revenues from the sale of mass storage products could be affected in various ways as a result of the merger between Seagate and Conner Peripherals. In the short term, the combined Seagate/Conner entity could elect to eliminate overlapping disk drive product offerings. Such a development could sharply reduce or increase its demand for the Company's ICs depending on whether the discontinued disk drive products do or do not use the Company's ICs. Such a development also would increase the risk that the Company builds excess inventory of ICs for the disk drives that are suddenly discontinued or builds insufficient inventory and is unable to meet demand for ICs for the disk drives that are retained. In the long term, the greater size of the combined entity may increase its ability to rely on internal sourcing of components, which could reduce demand for the Company's products.

Revenues from the sale of mass storage products also could be affected by the adoption rate of Windows 95. There remains some uncertainty in the market place regarding the timing of demand for disk drive storage capacity by end users as they decide whether or not to purchase this new operating system. If disk drive manufacturers incorrectly forecast demand, they may make sudden and dramatic changes in disk drive product mix, which increases the risk that the Company will produce excess or insufficient inventories of various products.


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

Sales of digital cordless phone products, which were developed by PCSI for the Japanese Personal Handyphone System ("PHS") market, will depend upon the establishment of infrastructure and services which are beyond PCSI's control. If PCSI is unsuccessful or delayed in developing next generation chip sets for the PHS market, future chip set sales could decline rapidly. All sales are being conducted through the Company's Japanese marketing partner which limits the Company's gross margins for its PHS products. Sales of the current generation chip sets will decrease during the fourth quarter of fiscal 1996 and the first quarter of fiscal 1997 as PCSI's customer adjusts inventory supply to meet manufacturing requirements. The same customer is currently in discussions with PCSI regarding the next generation PHS chip set. While PCSI is actively seeking this customer and other customers for its next generation product, if PCSI is not successful in developing and marketing the product then net sales, gross margin and earnings would be adversely affected.

The Company expects a further decline in demand for and revenue from the sale of fax/data/modem IC products as customers use existing inventories of v.32bis product and as the market transitions to v.34 products. The Company does not expect to begin shipping v.34 fax/data/modem products until late in the first quarter of fiscal 1997.

The Company's PCSI subsidiary was awarded a multi-million dollar contract from AT&T Wireless Services, Inc. to develop and supply base station equipment for the newly announced pACT (Personal Air Communications Technology) network. PCSI was co-developer of this narrowband PCS technology for next-generation wireless two-way messaging. PCSI also announced that it expects to develop pACT two-way messaging subscriber units as well as pACT chip sets for original equipment manufacturers. Future pACT revenues and earnings depend on PCSI's ability to develop and market competitive products. If the pACT messaging market does not develop, or PCSI's pACT products are not competitive with those being introduced by other suppliers, then future revenues and earnings would be adversely affected.

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


Intellectual Property Matters

The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. The Company and certain of its customers from time to time have been notified that they may be infringing certain patents and other intellectual property rights of others. In addition, customers have been named in suits alleging infringement of patents by customer products. Certain components of these products have been purchased from the Company and may be subject to indemnification provisions made by the Company to the customers. The Company has not been named in any such suits. Although licenses are generally offered in situations where the Company or its customers are named in suits alleging infringement of patents or other intellectual property rights, there can be no assurance that litigation will not be commenced in the future regarding patents, mask works, copyrights, trademarks, trade secrets, or indemnification liability, or that any licenses or other rights can be obtained on
acceptable terms.   Because successive generations of the
Company's products tend to offer an increasing number of functions, there is a likelihood that more of these claims will
occur as the products become more highly integrated.   The Company
cannot accurately predict the eventual outcome of any suit or other alleged infringement of intellectual property. An unfavorable outcome occurring in any such suit could have an adverse effect on the Company's future operations and/or liquidity. Furthermore, efforts of defending the Company against future lawsuits, if any, could divert a significant portion of the Company's financial and management resources.


Foreign Operations and Markets

Because many of the Company's subcontractors and several of the Company's key customers, which customers collectively account for a significant percentage of the Company's revenues, are located in Japan and other Asian countries, the Company's business is subject to risks associated with many factors beyond its control. International operations and sales may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, and changes in import/export regulations, tariff and freight rates. Although the Company buys hedging instruments to reduce its exposure to currency exchange rate fluctuations, the Company's competitive position can be affected by the exchange rate of the U.S. dollar against other currencies, particularly the Japanese yen. In addition, various forms of protectionist trade legislation have been proposed in the United States and certain other countries. Any resulting change in current tariff structures or other trade and monetary policies could adversely affect the Company's international operations. There can be no assurance that the political and economic risks to which the Company is subject will not result in customers of the Company defaulting on payments due to the Company or in the reduction of potential purchases of the Company's products.


Competition

The Company's business is intensely competitive and is characterized by new product cycles, price erosion, and rapid technological change. Competition typically occurs at the design stage, where the customer evaluates alternative design approaches that require integrated circuits. Because of shortened product life cycles and even shorter design-in cycles, the Company's competitors have increasingly frequent opportunities to achieve design wins in next generation systems. In the event that competitors succeed in supplanting the Company's products, the Company's market share may not be sustainable and net sales, gross margin, and earnings would be adversely affected. Competitors include major domestic and international companies, many of which have substantially greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of their products. Emerging companies are also increasing their participation in the market, as well as customers who develop their own integrated circuit products. Competitors include manufacturers of standard semiconductors, application specific integrated circuits and fully customized integrated circuits, including both chip and board-level products. The ability of the Company to compete successfully in the rapidly evolving area of high-performance integrated circuit technology depends significantly on factors both within and outside of its control, including but not limited to, success in designing, manufacturing and marketing new products, wafer supply, protection of Company products by effective utilization of intellectual property laws, product quality, reliability, ease of use, price, diversity of product line, efficiency of production, the pace at which customers incorporate the Company's integrated circuits into their products, success of the customers' products and general economic conditions. Also the Company's future success depends, in part, upon the continued service of its key engineering, marketing, sales, manufacturing, support and executive personnel, and on its ability to continue to attract, retain and motivate qualified personnel. The competition for such employees is intense, and the loss of the services of one or more of these key personnel could adversely affect the Company. Because of this and other factors, past results may not be a useful predictor of future results.


Part II.  Other Information

Item 1.  Legal Proceedings

Between November 7 and November 21, 1995, five shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and several of its officers and directors. The lawsuits allege violations of the federal securities laws in connection with the announcement by Cirrus Logic on November 7, 1995 that a major customer discontinued orders for the Company's graphics and audio products. The complaints do not specify the amounts of damages sought. By an order entered January 4, 1996, the Court consolidated the five above referenced actions under one consolidated complaint. The amended consolidated complaint is to be filed later in February 1996. The Company believes that the allegations of the complaint are without merit, and the Company intends to defend itself vigorously. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position, results of operations, or cash flows.


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

                                   CIRRUS LOGIC, INC.
                                   (Registrant)


February 13, 1996             /s/ Sam S. Srinivasan
Date                          Sam S. Srinivasan
                              Senior Vice President, Finance and
                              Administration, Chief Financial Officer,
                              Treasurer and Secretary
                              (Principal Financial and Accounting Officer)


February 13, 1996             /s/ Michael L. Hackworth
Date                          Michael L. Hackworth
                              President, Chief Executive Officer
                              and Director (Principal Executive Officer)