Form 10-K
period 1996-03-30
CIRRUS LOGIC INC
filed 1996-06-28
CIK 772406

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended March 30, 1996

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of June 3, 1996 was approximately $1,093,027,000 based upon the closing price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     The number of outstanding shares of the registrant's common stock, no par value, was 64,260,990 as of June 3, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 1996 Annual Meeting of Shareholders to be held August 1, 1996 are incorporated by reference into
Part III of this Form 10-K.

                                 PART I

ITEM 1.  BUSINESS

     Cirrus Logic, Inc., ("Cirrus Logic" or the "Company") was incorporated in California on February 3, 1984, as the successor to a research corporation which had been incorporated in Utah in 1981. The Company commenced operations in November 1984. This Form 10-K contains forward-looking statements within the meaning of the Private Securities Reform Litigation Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include the timing and acceptance of new product introductions, the actions of the Company's competitors and business partners, and those discussed below in Management's Discussion & Analysis.

     Cirrus Logic is a leading manufacturer of proprietary ICs for the desktop and portable computing, telecommunications and consumer electronics markets. The Company has developed a broad portfolio of products and technologies spanning multimedia (graphics, video, and audio), wireless and wireline communications, magnetic hard disk and CD-ROM storage, and data acquisition applications.

     Cirrus Logic targets large existing markets that are undergoing major product or technology transitions as well as emerging markets that forecast high growth. The Company applies its analog, digital and mixed-signal design capabilities, software and systems-level engineering expertise to create highly integrated solutions that enable its customers to differentiate their products and reduce their time to market. These solutions are implemented in products that include advanced ICs and related software, subsystem modules and system equipment.

     The Company's customers include many of the top manufacturers of PCs and PC-related equipment, including Acer, Apple, AST, Compaq, DEC, Dell, Hewlett-Packard, Intel, IBM, NEC and Packard Bell. The Company also serves many of the major disk drive manufacturers, such as Fujitsu, Quantum and Seagate. The Company believes that, in the PC multimedia market, it is the leading supplier of graphics accelerators and the leading supplier of 16-bit audio ICs, and that, in the mass storage market, it is the leading supplier of disk drive controllers. The Company is also a leading supplier of disk drive read channel ICs and CD-ROM drive controllers. Customers for the Company's communications products also include major telecommunications equipment and service suppliers such as AT&T Network Systems, AT&T Wireless Services (formerly McCaw Cellular), Bell Atlantic and NYNEX in the United States, and DDI Tokyo Pocket Telephone Inc. and Kyocera in Japan.

     The Company has made substantial R&D investments and has acquired a number of companies in order to develop key technologies and systems expertise. The Company's capabilities encompass the areas of mixed-signal design, digital audio, graphics acceleration, and digital wireless communications. The breadth of the Company's product offerings enables a high level of IC integration, which improves performance and reduces cost, size and power requirements, and enables architectural innovation.

     Historically, the majority of the wafers used by the Company have been merchant wafers manufactured by outside suppliers, with wafers coming from more than ten different vendors. The Company believes that it is currently the world's largest purchaser of merchant wafers. In response to its rapid growth and to the supply constraints that affected the semiconductor industry generally until the third quarter of fiscal 1996, the Company began to pursue a strategy to increase its sources of wafer supplies by taking direct ownership interests in wafer manufacturing ventures. In September 1994, the Company entered into an agreement with IBM to form MiCRUS, a manufacturing joint venture that produces wafers for both companies. MiCRUS began operations in January 1995. The Company and IBM have agreed to an expansion of MiCRUS which is expected to be in production in fiscal 1997. The Company has decided on another expansion which is expected to be in production in fiscal 1998. In October 1995, the Company entered into an agreement with Lucent Technologies, formerly AT&T Microelectronics, to form a manufacturing joint venture to produce wafers for both companies. Formation of the joint venture, to be called Cirent Semiconductor, is subject to completion of lease financing and resolution of other issues. Cirent Semiconductor is scheduled to commence operations in fiscal 1998. The Company also has entered into agreements to increase its committed supply of merchant wafers from foundry suppliers located in Asia. It is a strategic objective of the Company to continue to increase its wafer supplies from joint ventures and similar arrangements, although the Company believes that it will continue to rely on merchant wafer suppliers for the majority of its wafer requirements for at least the next two years.


Background

     The personal computer market has experienced dramatic growth in recent years. The majority of this growth has occurred in desktop PCs which was fueled by the new generation Pentium systems, the consumer market and international sales. The market also has expanded to include a broad array of portable products from notebook computers to pocket organizers and hand-held personal computing and communications devices. The vast majority of personal computers shipped today rely on microprocessors from a single source. With identical processor technology available across the spectrum of PC products, the primary distinguishing characteristics of today's leading PCs have become the graphics, video, audio, mass storage, and communications capabilities and, in portable computers, weight, form factor (size), screen quality and battery life. PC functionality is controlled by increasingly complex subsystems, or "computers within the computer," whose features, performance and cost characteristics are largely determined by their semiconductor components. Cirrus Logic has developed one of the industry's broadest portfolios of products and technology to address the multimedia, communications, and mass storage applications that are among the primary features used by PC manufacturers to differentiate their products.

     These trends demand that a broad set of skills be brought together within a single entity. The extreme cost pressures of the PC industry, the increasing performance requirements and the drive to smaller form factors, have led to higher levels of integration, as circuit boards containing a dozen or more chips are replaced by one-or two-chip solutions. With this higher integration has come the need to combine analog and digital functions into mixed-signal circuits, and merge functions such as graphics and video into single ICs. A high degree of systems and software expertise, not just semiconductor expertise, is required to provide the desired feature and architecture innovation along with higher integration. At the same time, product cycles in the PC industry continue to shrink, which requires that semiconductor suppliers have an efficient and repeatable capability to define, design new products, and bring them to market rapidly, in high volumes.

     As the capabilities of the PC continue to evolve, the core technologies of the computing, communications, and consumer electronics markets have begun to converge. The technologies and products developed to bring wireless communications to portable PCs are also applicable to next-generation wireless phones with digital messaging capability. Consumer audio and video electronics markets, traditionally based on analog components, are now transitioning to digital technologies similar to those developed for multimedia audio and video in the PC. This convergence of technologies provides the opportunity for companies developing advanced products for PCs to leverage their research and development investments into these additional large existing markets.

     Integrated circuit manufacturing requires large capital-intensive facilities, with corresponding high fixed costs and low variable costs per unit produced.

     The demand for IC production capacity can be traced to several factors. The PC industry is the largest source of demand for IC's.
PC unit shipments have grown significantly in recent years, while at the same time the average IC content per machine has also risen as new features such as CD-ROM drives, 16-bit stereo sound, 64-bit graphics accelerators, fax/modem/voicemail/speakerphones, and networking are rapidly becoming standard features. In addition, other IC-enabled features such as 3D graphics, full-screen feature-length video playback, built-in television receiver, and personal video teleconferencing are beginning to appear in the PC market. The trends to higher performance and lower cost PCs are driving the industry to adopt more advanced semiconductor processes. The integration and performance requirements of the next generation PCs are likely to require that ICs be manufactured with advanced sub-0.5 micron processes.

     In addition to the changes in the PC market, the telecommunications and consumer electronics markets are transitioning from analog to digital electronics. Performing a given function using digital techniques allows advanced system features not commercially feasible with pure analog design techniques, but requires significantly larger semiconductors and, consequently, more wafer capacity. The Company believes the transition of these markets to digital electronics is likely to create significant additional demand for IC capacity.


Markets and Products

     The Company targets emerging markets that forecast high growth, as well as large existing markets that are undergoing a major product or technology transition. Within the markets represented by personal computers, telecommunications and consumer electronics, the Company's products address key system-level applications, including multimedia (graphics, video, and audio), mass storage, wireless and wireline communications, hand-held computing and ultra-portable communications. The Company's data acquisition products, which target industrial applications, serve as a technology driver for mixed-signal products used across all markets.


  Personal Computer Multimedia

     The Company offers a broad family of multimedia products providing graphics, video and audio functions for desktop and portable PCs.

     The Company believes that it is a leading supplier of graphics accelerators and integrated graphics/video accelerators for desktop and portable PCs. Significant revenues come from the Company's family of 64-bit DRAM-based desktop graphics accelerators for cost sensitive and mainstream PCs. The Company has recently introduced a new family of Visual Media Accelerators which provide high-performance, 64-bit graphics with multiple simultaneous windows of video on screen. The Company also has developed 3D graphics accelerators for high end applications and intends to introduce 3D graphics products for the mainstream PC market.

     The Company is also among the leading suppliers of ICs for portable PC display subsystems. The Company's family of LCD graphics controllers offer a broad range of price/performance options, including high-performance, high-resolution accelerators with integrated video features for color displays. In addition, the Company has developed a proprietary family of LCD panel driver ICs to facilitate the implementation of low-power, high-resolution, high-color thin film transistor ("TFT") LCD panels.

     The Company, through its Crystal subsidiary, offers a wide array of audio products. Comprising highly integrated circuits and software, these products bring CD-quality audio and studio quality composition and mixing capabilities to multimedia applications for PCs and workstations. The Company believes that it a leading supplier of 16-bit stereo codecs for PCs. These mixed-signal devices use Crystal's delta sigma technology to provide high quality audio input and output functions for PC audio products including those that offer SoundBlaster, AdLib and Microsoft Sound compatibility. Additionally, the Company provides audio decompression and FM and wavetable sound/music synthesis chips for this market. The Company has introduced a highly integrated single chip audio product that integrates codec, SoundBlaster and FM synthesis emulation functions, and the Company is actively developing products which integrate audio with other system-related functions.

     Current customers for the Company's multimedia products include Acer, Apple, AST, Compaq, Dell, Hewlett-Packard, IBM, Intel, NEC,
Packard Bell, PictureTel, Silicon Graphics, Sun Microsystems and Texas Instruments.


  Consumer Multimedia

     The Company currently offers over numerous products for the consumer multimedia market. Product features include analog/digital and digital/analog conversion and MPEG audio decompression. The products provide digital CD quality audio record and playback for high end audiophile quality stereo systems, set-top decoders, digital audio tape ("DAT"), CD players, Compact Disk Interactive ("CDI") and automotive stereo systems. Customers include Philips and Sony.


  Mass Storage

     The Company offers a broad family of controller products for the AT IDE, PC-Card, Small Computer System Interface ("SCSI") and high-speed SCSI-2 interface standards. To achieve the high recording densities required by smaller disk drives, the Company has pioneered a number of controller innovations, including 88-bit Reed-Solomon error correction, zone-bit recording and split-data fields.

     The Company began offering read channel electronics for disk drives in 1993 and was the first merchant supplier to provide key data-detection technology known as partial-response, maximum-likelihood ("PRML") for 3.5- inch and smaller form factor drives. Based on the Company's mixed-signal technology and its proprietary SofTarget approach to PRML, these devices substantially increase the amount of data that can be stored on a disk platter using existing industry-standard head and media technology.

     In fiscal 1995, the Company entered the CD-ROM controller market with product for the ATAPI standard (AT Attachment Packet Interface), which allows direct connection of the CD-ROM drive to a PC without needing a costly host adapter card. The Company has introduced a second generation of CD-ROM controllers, which provide for improved error detection and data correction, and a simplified programming interface to allow customers to move their new CD-ROM products into the market more rapidly.

     The Company's mass storage customers include Fujitsu, Hewlett-Packard, Quantum, Seagate and Sony.


  Wireless Communications Products

     For the digital cordless phone market, PCSI supplies chip sets for use by Japanese manufacturers of PHS handsets. PHS is a new Japanese standard for wireless phone communications which is analogous to the standard being developed for the low mobility segment of the Personal Communication Services ("PCS") market in the United States. This chip set includes CMOS, BiCMOS and GaAs circuits, operates at 2.7 volts, and transmits and receives 1.9 Gigahertz signals. PCSI also has developed and licensed PHS base station technology to a Japanese service provider, DDI Tokyo Pocket Telephone Inc. Initial service over the PHS network began in Japan in July 1995. Sales and distribution are being provided by Kyocera, PCSI's development and marketing partner in Japan.

     The Company's PCSI subsidiary has emerged as the market leader for CDPD, which allows digital data to be transmitted over existing analog cellular networks. PCSI has shipped over 3,500 CDPD base stations to cellular carriers. Since the installation of base stations in the U.S. is substantially complete, future sales of CDPD base stations, if any, will depend heavily upon foreign installations. The Company is beginning to ship subscriber units, including complete modules for notebook computers and mobile data terminals. These subscriber units provide CDPD capability plus circuit-switched analog-cellular voice and data communications allowing the unit to be used in areas where CDPD has not been deployed. The Company's CDPD customers include AT&T Network Systems, AT&T Wireless Services (formerly McCaw Cellular), Bell Atlantic and NYNEX.

     AT&T Wireless Services intends to offer a two-way paging service over U.S. narrowband PCS frequencies. This service is based upon a new protocol co-developed by AT&T, PCSI and others. PCSI is developing infrastructure equipment, subscriber units and integrated chip sets for the domestic and international markets, although the Company has not sold any products in this segment to date.


  Wireline Communications Products

     The Company develops and markets high-performance fax/data/voice modem chip sets with features for error correction and data compression, speakerphone capability, and portable computer PC-CardBus applications.

     The Company also provides serial and parallel I/O devices that allow multi-channel, multi-protocol communications. These devices are used in terminal servers, communications servers, routers, single board computers, laser printers and workstations.

     Crystal is a leading supplier of monolithic T-1 line interface transceivers for telecommunications equipment and CMOS Ethernet local area network line interface circuits. The Company also offers the industry's most highly integrated mixed-signal Ethernet controller IC.

     Customers for these products include 3Com, Acer, Alcatel, Cisco, Compaq, IBM, Motorola, Northern Telecom and Samsung.

     PCSI also supplies the Clarity Series of wide area network system products. The Clarity products compress and multiplex multiple channels of fax, data and voice over one high speed line and enable corporate users to reduce communication costs between different geographical locations.


  Hand-Held Computers and Ultra-Portable Communicators

     The Company develops and markets high-integration chips for hand-held and ultra-portable computing and communications appliances such as Personal Digital Assistants and Personal Communicators. To date, the revenues from the Company's chips used in hand-held computers have not been significant. The ultimate success of the Company's efforts will depend in part on the level of sales achieved by its customers in this product class.


  Data Acquisition

     Through its Crystal subsidiary, the Company has established a broad line of analog-to-digital converters consisting of general-purpose and low-frequency measurement devices. These circuits use a combination of self-calibrating digital correction and delta sigma architectures to improve accuracy and eliminate expensive discrete analog components. The product family includes more than 35 products used in industrial automation, instrumentation, medical, military and geophysical applications. The technology developed for the Company's data acquisition products is the foundation of the mixed-signal technology used throughout the Company.


Manufacturing

  Overview

     Historically, the majority of the wafers used by the Company have been manufactured by outside merchant suppliers, with wafers coming from more than ten vendors. The Company believes that it is currently the world's largest purchaser of merchant wafers. From fiscal 1995 into the first half of fiscal 1996, the merchant market was unable to meet demand, and the Company's merchant wafer suppliers limited the proportion of wafers they sold to any single customer, which restricted the Company's ability to buy wafers. In response to its rapidly increasing needs and to the supply constraints that affected the semiconductor industry, the Company began to pursue a strategy to increase its committed wafer supplies through direct ownership interest in manufacturing ventures and committed wafer supply agreements.

     In September 1994, the Company entered an agreement with IBM forming MiCRUS, a manufacturing joint venture producing wafers for both companies. MiCRUS began operations in January of 1995 and is scheduled for expansion. In October 1995, the Company entered an agreement with Lucent Technologies to form Cirent Semiconductor (Cirent), a manufacturing joint venture anticipated to produce wafers for both companies beginning in fiscal 1998. The formation of Cirent is subject to the completion of equipment lease financing and resolution of other issues. The Company also has entered agreements to increase its committed supply of wafers from foundries located in Asia. The Company also intends to continue to purchase large quantities of merchant wafers while expanding its committed sources of wafer supplies.

     In addition to its wafer supply arrangements, the Company currently contracts with approximately ten assembly vendors to package the wafer die into finished products. The Company qualifies and monitors assembly vendors using procedures similar in scope to those used for wafer procurement. Assembly vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry.

     In order to maintain production quality and yields, the Company has maintained its own staff for production, engineering and testing. The Company's manufacturing division currently employs more than 800 persons. This division qualifies and monitors suppliers' production processes, participates in process development, package development and process and product characterization, tests all finished wafers and packaged units and maintains quality standards.

     In addition to the IC product manufacturing conducted by the Company, the Company's PCSI subsidiary also performs final assembly and testing of its systems products, including its Clarity wide area network products and subscriber units.


  Major Wafer Supply Arrangements

     MiCRUS. MiCRUS began operations in 1995. MiCRUS produces wafers using IBM's wafer processing technology, initially focusing on CMOS wafers with line widths of 0.6 to 0.5 micron. MiCRUS leases an existing facility in East Fishkill, New York. IBM and Cirrus Logic own 52% and 48%, respectively, of MiCRUS. The terms of the joint venture entitle each Company to purchase 50% of the MiCRUS output. If one company fails to purchase its full entitlement, the shortfall may be purchased by the other company or, under limited circumstances, offered to third parties. However, if the wafers cannot be sold elsewhere, the company that failed to purchase its full entitlement will be required to reimburse the joint venture for costs associated with underutilized capacity. The joint venture has a remaining term, as amended, of eight years. MiCRUS is managed by a governing board of whom three are appointed by IBM and two are appointed by Cirrus Logic.

     In December 1994, the Company paid $63.8 million for the joint venture investment and a manufacturing agreement. The manufacturing agreement payment is being charged to the Company's cost of sales over the original life of the venture of eight years based upon the ratio of current units of production to current and anticipated future units of production.

     In January 1995, MiCRUS leased approximately $145 million of wafer fabrication and infrastructure equipment pursuant to an equipment lease guaranteed jointly and severally by IBM and Cirrus Logic. As part of the initial agreement, Cirrus Logic committed to pay $36 million as a cash contribution, $21.8 million of which had been paid as of March 30, 1996. In addition, Cirrus Logic and IBM each agreed to provide MiCRUS with approximately $100 million of additional capital equipment, through lease financing.

     In March 1995, IBM and the Company agreed to a $120 million expansion of MiCRUS, of which Cirrus Logic committed to provide $60 million in financing. The Company expects to use equipment leases to fulfill its financing commitment. This expansion is expected to be in full production in fiscal 1997.

     In addition, in October 1995, the Company committed to provide a further $198 million to fund a second expansion of MiCRUS and to support the migration to 0.35 micron process technology. This expansion is expected to increase MiCRUS manufacturing capacity by up to 30%. Of the $198 million cost, the Company expects to spend $33 million in cash for facilities and to provide equipment lease guarantees for the balance. The Company is providing all of the capital for this expansion and, accordingly, will be entitled to all of the additional wafers produced, as a result of such expansion.
This second expansion is expected to be in full production in fiscal
1998.


     Lucent Technologies Joint Venture. In October 1995, the Company entered an agreement with Lucent Technologies to form Cirent Semiconductor, a joint venture to build additional wafer production capacity in an existing Orlando, Florida facility owned by Lucent Technologies. The formation of the joint venture is subject to completion of equipment lease financing to be provided by the Company and resolution of other issues. There is no assurance that these issues will be satisfactorily resolved and that the joint venture will be formed. The facility initially is scheduled to produce CMOS wafers using 0.5 and 0.35 micron processes licensed from Lucent Technologies, and is expected to migrate to a 0.25 micron process. The agreement provides that the joint venture will have a term of 10 years, that it will be owned 60% by Lucent Technologies and 40% by Cirrus Logic, and that it will be managed by a Board of Governors, of whom three will be appointed by Lucent Technologies and two will be appointed by Cirrus Logic.

     Cirent Semiconductor is scheduled to operate two wafer fabs, both located in the same complex, which will be leased from Lucent Technologies. One of these fabs is already in operation and the other will be built by Lucent Technologies. The new fab is expected to begin operations in fiscal 1998. Lucent Technologies will purchase all of the output from the existing fab at a price that covers all costs associated with that fab. Lucent Technologies and Cirrus Logic each will be entitled to purchase one-half of the output of the new fab. If one company fails to purchase its full entitlement, the shortfall may be purchased by the other company or offered to third parties. However, if the wafers cannot be sold elsewhere, the company that failed to purchase its full entitlement will be required to reimburse Cirent Semiconductor for costs associated with underutilized capacity.

     The agreements with Lucent Technologies obligate the Company to provide $420 million in financing. The Company is seeking to finance $280 million of this amount through leasing equipment and subleasing it to the joint venture or by guaranteeing leases entered into by the joint venture. Of the $140 million balance, the Company will contribute $35 million in equity in installments over a three-year period and pay $105 million for a manufacturing agreement in installments over a four-year period. The payment of $105 million will be charged to the Company's cost of sales over the life of the venture based upon the ratio of current units of production to current and anticipated future units of production. The Company will account for Cirent Semiconductor under the equity method.


  Other Wafer Supply Arrangements

     Taiwan Semiconductor Manufacturing Co., Ltd. ("TSMC"). In 1993 and 1995, the Company entered into volume purchase agreements with TSMC. Under each agreement, the Company committed to purchase a fixed minimum number of wafers at market prices and TSMC guaranteed to supply certain quantities. The agreements expire in March 1997 and December 2001, respectively. Under the agreement entered into in 1995, the Company has agreed to make advance payments to TSMC of approximately $118 million, one-half in fiscal 1998 and one-half in fiscal 1999. Under both the 1993 and 1995 agreements, if the Company does not purchase the committed amount, it may be required to pay a per wafer penalty for any shortfall not sold by TSMC to other customers. The Company estimates that under the remaining term of the 1993 agreement, it is obliged to purchase approximately $37 million of product. Over the term of the 1995 agreement, the Company estimates it must purchase approximately $790 million of product in order to receive full credit for the advance payments.

     United Microelectronics Corporation ("UMC"). In October 1995, the Company entered into a foundry agreement and a foundry capacity agreement with UMC, a Taiwanese company. The agreements provide that UMC will form a new corporation under the laws of Taiwan, to be called United Silicon, Inc., and that United Silicon, Inc. will build a wafer fabrication facility and manufacture and sell wafers, wafer die and packaged integrated circuits. The agreements provide that United Silicon, Inc. will be funded in part with debt and equipment lease financing from UMC and in part with equity contributions from the Company and two other U.S. semiconductor companies.

     The agreements contemplated that the Company's total investment would be approximately $88 million, in exchange for which the Company would receive 15% of the equity of United Silicon, Inc. as well as the right (but not the obligation) to purchase a portion of the wafer output of the new facility at fair market prices. The Company paid $20.6 million in the fourth quarter of fiscal 1996, and the remaining equity investment is scheduled for fiscal 1997. It is possible that the venture will be rescheduled or restructured and the Company has initiated discussions with UMC regarding these possibilities. The Company believes that it is unlikely to make further equity investments in this project in fiscal 1997.


Sales, Marketing and Technical Support

     The Company maintains a major account team and a direct domestic and international sales force for its PC-related products. The major account team services the top PC and disk drive manufacturers. The domestic sales force includes a network of regional direct sales offices located in California and in Colorado, Florida, Illinois, Massachusetts, North Carolina, Oregon, Pennsylvania, and Texas. International sales offices and organizations are located in Taiwan, Japan, Singapore, Korea, Hong Kong, the United Kingdom, Germany, Italy, France and Barbados. The Company supplements its direct sales force with sales representative organizations and distributors. Technical support staff are located at the sales offices and also at the Company's facilities in Fremont, California; Broomfield, Colorado; San Diego, California; Austin and Plano, Texas; Greenville, South Carolina; Raleigh, North Carolina; and Tucson, Arizona.

     The Company's Crystal and PCSI subsidiaries maintain separate, smaller sales forces for products sold to the industrial, consumer electronics and communications systems markets.

     In fiscal 1996 and 1995, no customer represented 10% or more of net sales. IBM accounted for approximately 10% of net sales in fiscal 1994. No other customer represented 10% or more of net sales during these periods. However, the loss of a significant customer or a significant reduction in such a customer's orders could have an adverse effect on the Company's sales.

     Export sales information is incorporated by reference from the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II hereof.


Backlog

     Sales are made primarily pursuant to standard short-term purchase orders for delivery of standard products. The quantity actually ordered by the customer, as well as the shipment schedules, are frequently revised to reflect changes in the customer's needs.
Accordingly, the Company believes that its backlog at any given time is not a meaningful indicator of future revenues.


Technology Portfolio and Intellectual Property

     The Company has built substantial expertise and intellectual property through internal R&D and a program of strategic acquisitions.

  Technology Acquisitions

     In January 1990, the Company acquired Data Systems Technology, Inc., a Colorado-based technology company with expertise in magnetic recording, data encoding and error detection and correction schemes. This site now serves as the Company's research and development center for its advanced mass storage read channel and motion controller products.

     In June 1991, the Company acquired Pixel Semiconductor of Plano, Texas to provide technology for real-time full-motion video data management. Pixel's technology is fundamental to the Company's products for PC based video, integrated graphics/video and video conferencing.

     In October 1991, the Company acquired Crystal Semiconductor of Austin, Texas, a leader in analog and mixed-signal (analog plus digital) technology. Crystal's base technologies include audio, delta sigma analog/digital conversion, data and clock recovery and a number of patented design techniques collectively called SmartAnalog. Crystal's primary product lines include data acquisition, networking, and digital audio products for PC, automotive, consumer and telecommunication applications. Crystal's mixed-signal technology has been fundamental in developing the Company's fax/data/voice modem and mass storage read channel products.

     In December 1991, the Company acquired R. Scott Associates, Inc. ("RSA"), a North Carolina company with communication protocol software technology. RSA's technology has been incorporated into the Company's fax/data/voice modem and wireless communications products. RSA has since acquired Data Pumps International, Inc., a Florida company specializing in digital signal processing algorithms for telecommunications.

     In April 1992, the Company acquired Acumos Incorporated, a
California company developing technology and products for highly integrated graphics controllers for desktop PCs.

     In February 1993, the Company acquired Pacific Communication Sciences, Inc. (PCSI) of San Diego, California. PCSI brings to the Company extensive technology and system expertise in radio frequency and digital wireless communications. PCSI products and technology serve the CDPD and digital cellular markets in the U.S. and the digital cordless markets in the U.S., Europe and Japan.

     In August 1994, the Company acquired PicoPower Technology, Inc. of San Jose, California. PicoPower developed patented Power-On-Demand technology to reduce the amount of power used and heat generated by a CPU without reducing performance. PicoPower applies this technology in system logic products for the notebook PC market. In May 1996, the Company entered into an agreement to sell the assets of PicoPower to National Semiconductor, Inc.

  Patents, Licenses and Trademarks

     To protect its products, the Company relies heavily on trade secrets, patents, copyrights, mask work and trademark laws. The Company applies for patents and copyrights arising from its R&D and intends to continue this practice in the future to protect its products and technologies. The Company presently holds more than 140 registered U.S. patents, and in several instances holds corresponding international patents, and has applications pending for more than 220 U.S. patents. The Company has also licensed a variety of technologies from outside parties to complement its own R&D.

  Research and Development

     The Company believes that it must continually introduce new products to take advantage of market opportunities and maintain its competitive position. Research and development efforts concentrate on the design and development of new products for each market and on the continued enhancement of the Company's design automation tools. The Company also has begun funding certain advanced process technology development.

     Expenditures for R&D in fiscal 1996, 1995, and 1994 were $238.8 million, $165.6 million, and $126.6 million, respectively. The Company expects that it will continue substantial R&D spending for the foreseeable future. At March 30, 1996, the Company had 45% of its employees engaged in R&D activities. The Company's future success is highly dependent upon its ability to develop complex new products, to transfer new products to production in a timely fashion, to introduce them to the marketplace ahead of the competition and to have them selected for design into products of leading systems manufacturers.


Competition

     Markets for the Company's products are highly competitive, and the Company expects that competition will increase. The Company competes with other semiconductor suppliers who offer standard semiconductors, application specific integrated circuits and fully customized integrated circuits, including both chip and board-level products. A few customers also develop integrated circuits that compete with the Company's products. The Company's competitive strategy has been to provide lower cost versions of existing products and new, more advanced products for customers' new designs.

     While no single company competes with the Company in all of the Company's product lines, the Company faces significant competition in each of its product lines. The Company expects to face additional competition from new entrants in each of its markets, which may include both large domestic and international semiconductor manufacturers and smaller, emerging companies.

     The principal competitive factors in the Company's markets include time to market; quality of hardware/software design and end-market systems expertise; product benefits that are characterized by performance, features, quality and compatibility with standards; access to advanced process and packaging technologies at competitive prices; and sales and technical support.

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


Employees

     As of March 30, 1996, the Company had 3,151 full-time equivalent employees, of whom 45% were engaged in research and product development, 29% in sales, marketing, general and administrative and 26% in manufacturing. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel. None of the Company's employees are represented by any collective bargaining agreements, although Cirent Semiconductor is staffed by Lucent Technologies employees who are represented by a union. The Company believes that its employee relations are good.


EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information with regard to executive officers of Cirrus Logic, Inc. (ages are as of April 30, 1996):

Michael L. Hackworth (age 55), a founder of the Company, has served as President, Chief Executive Officer and a director since
January 1985.

Suhas S. Patil (age 51), a founder of the Company, has served as Chairman of the Board and director since Cirrus Logic was founded. He served as Vice President, Research and Development until March
1990 when he became Executive Vice President, Products and
Technology.

Thomas F. Kelly (age 43) joined the Company in March 1996 as Executive Vice President, Finance and Administration, Chief Financial Officer and Treasurer. He was Executive Vice President and Chief Financial Officer of Frame Technology Corporation from September 1993 to December 1995. Prior to
Frame, he was Vice President and Chief Financial Officer of Analog Design Tools from September 1984 to July 1989, when it was acquired by Valid Logic, Vice President and Chief Financial Officer of Valid Logic through December 1991 and following the acquisition of Valid Logic by Cadence Design
Systems, Inc., Senior Vice President of Cadence Design Systems, Inc.
until July 1993.

George N. Alexy (age 47) joined the Company in 1987 as Vice
President, Marketing. In May 1993, he was promoted to Senior Vice President, Marketing. Previously, he was employed by Intel
Corporation, most recently as Product Marketing Manager, High
Performance Microprocessors.

Michael L. Canning (age 55) joined the Company in 1985 as Vice President, Manufacturing and from 1990 to 1993 he was Executive Vice President, Operations. He is currently President, Mass Storage Products. Previously, he was employed by Teledyne Semiconductor as President and General Manager.

William D. Caparelli (age 52) joined the Company in 1988 as Vice President, Worldwide Sales. In May 1993 he was promoted to Senior Vice President, Worldwide Sales. From 1985 to 1988, he served as Vice President, North American Sales, of VLSI Technology, Inc.

William W. Y. Chu (age 45) was appointed President, Product and Customer Development of the Graphics Company, a division of the Company, in April 1996. He joined the Company as Vice President, Desktop
Display Products in 1992 as a result of the merger with Acumos
Incorporated where he was Vice President of Engineering from November 1991. Prior to that, he was Vice President of Engineering at Western Digital Imaging.

James H. Clardy (age 61) is President of Crystal Semiconductor Corporation (Crystal) which merged with the Company in October 1991. In July 1993, he was appointed a corporate officer of the Company. Previously, he was Vice President of Sector Operations with Harris Semiconductor.

Robert V. Dickinson (age 54) was appointed President, Business Strategy and Operations of the Graphics Company, a division of the Company, in April 1996. He joined the Company as Vice President, Japan Business Development in December 1992. Prior to that he was Vice President of Marketing and Business Planning, Micro Computer Products for
Western Digital Corporation.

David L. Lyon (age 47) has been a director of the Company since 1993 and President of Pacific Communication Sciences, Inc. (PCSI) since March 1987. PCSI merged with Cirrus Logic, Inc. in February 1993. In May 1994, he was appointed a corporate officer of the Company. Previously, he was a Vice President of M/A-Com Telecommunications Company.

Kenyon Mei (age 50) joined the Company in 1985 as Vice President,
Engineering.  In May 1993, he was promoted to Senior Vice
President, Engineering and General Manager, Personal Systems
Business Unit.

Sena C. Reddy (age 47) joined the Company in 1985 as Fab
Operations Manager.  In 1990, he was promoted to Vice President,
Manufacturing and in 1993, he was promoted to Senior Vice
President, Manufacturing.

Edward C. Ross (age 54) joined the Company in September 1995 as President, Worldwide Manufacturing Group. He was President of Power Integrations from January 1989 to January 1995.

William H. Bennett (age 51) joined the Company in 1989 as Vice
President, Human Resources. From 1987 to 1989, he was employed by System Industries, Inc., as Vice President, Human Resources.

Robert F. Donohue (age 53) joined the Company in May 1996 as Vice President, Chief Legal Officer, General Counsel and Secretary. He was Vice President, General Counsel and Secretary of Frame Technology Corporation from 1993 to 1996 and Vice President, General Counsel and Secretary of Cadence Design Systems, Inc. from 1989 through 1993.


ITEM 2.  PROPERTIES

     The Company's principal facilities, located in Fremont, California, consist of approximately 390,000 square feet of office space leased pursuant to agreements which expire in 2006 and 2007 plus renewal options. This space is used for manufacturing, product development, sales, marketing and administration. An additional 90,000 square feet is planned for occupancy at the Fremont site in the fourth quarter of fiscal 1997 under similar lease terms. The Company has an option to expand at the Fremont site.

     The Company's Austin, Texas facilities consist of approximately
262,000 square feet. Certain leases expire in July 1997 with two three-year options that could extend the term to July 2003. One lease expires in 2005. An additional 88,000 square feet is planned for occupancy during the third quarter of fiscal 1997 under similar lease terms. The Company's San Diego, California facility consists of approximately 153,000 square feet of office space leased pursuant to a lease that expires in 2006. An additional 49,000 square feet is planned for occupancy during the second quarter of fiscal 1997 under a lease that expires in fiscal 2007.

     The Company also has facilities located in Tucson, Arizona; Broomfield, Colorado; Nashua, New Hampshire; Raleigh, North Carolina; Greenville, South Carolina; King of Prussia, Pennsylvania; Fort Worth and Plano, Texas; Seattle, Washington; Pune, India; and Tokyo, Japan. The Company also leases sales and sales support offices in the United States in California, Colorado, Florida, Illinois, Massachusetts, Oregon, Pennsylvania and Texas and internationally in Taiwan, Japan, Singapore, Korea, Hong Kong, the United Kingdom, Germany, Italy, France and Barbados. The Company plans to add additional manufacturing and sales offices to support its growth.


ITEM 3.  LEGAL PROCEEDINGS

     On May 7, 1993, the Company was served with two shareholder class action lawsuits filed in the United States District Court for the Northern District of California. The lawsuits, which name the Company and several of its officers and directors as defendants, allege violations of the federal securities laws in connection with the announcement by Cirrus Logic of its financial results for the quarter ended March 31, 1993. The complaints do not specify the amounts of damages sought. The defendants motions for summary judgment are currently scheduled for hearing on July 25, 1996. The Company believes that the allegations of the complaint are without merit, and the Company intends to defend itself vigorously. The Company believes the likelihood is remote that the ultimate resolution of this matter will have a material adverse effect on its financial position, results of operations or cash flows.

     Between November 7 and November 21, 1995, five shareholder class actions lawsuits were filed in the United States District Court for the Northern District of California against the Company and several of its officers and directors. A consolidated amended complaint was filed on February 20, 1996 and an amended consolidated supplemental complaint was filed on May 3, 1996.
This complaint alleges that certain statements made by defendants during the period from July 23, 1995 through December 21, 1995 were false and misleading and in violation of the federal securities laws. The defendants' motion to dismiss the complaint are currently scheduled for hearing on August 30, 1996. The complaint does not specify the amounts of damages sought. The Company believes that the allegations of the complaint are without merit, and the Company intends to defend itself vigorously. The Company believes the likelihood is remote that the ultimate resolution of this matter will have a material adverse effect on its financial position, results of operations or cash flows.

     On February 21, 1996 a shareholder class action lawsuit was filed in the Superior Court of California in and for the County of Alameda against the Company and numerous fictitiously named defendants alleged to be officers or agents of the Company. An amended complaint, which added certain of the Company's officers and directors as defendants, was filed on April 18, 1996. The lawsuit alleges that certain statements made by the Company and the individual defendants during the period from October 1, 1995 through February 14, 1996 were false and misleading and that the defendants breached their fiduciary duties in making such statements and violated California state common and statutory law. The complaint does not specify the amounts of damages sought. The Company believes that the allegations of the complaint are without merit, and the Company intends to defend itself vigorously. The Company believes the likelihood is remote that the ultimate resolution of this matter will have a material adverse effect on its financial position, results of operations or cash flows.


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
                                             High          Low
                                            ------        ------
Fiscal year ended April 2, 1994
     First quarter                        $  12.50       $  7.25
     Second quarter                          17.07          8.07
     Third quarter                           18.50         15.38
     Fourth quarter                          22.19         16.50
Fiscal year ended April 1, 1995
     First quarter                           19.07         14.00
     Second quarter                          17.35         12.69
     Third quarter                           15.57         10.63
     Fourth quarter                          19.13         11.50
Fiscal year ended March 30, 1996
     First quarter                           33.69         17.06
     Second quarter                          59.63         31.00
     Third quarter                           55.50         19.75
     Fourth quarter                          26.38         17.13


At March 30, 1996, there were approximately 2,146 holders of record of the Company's Common Stock.

The Company has not paid cash dividends on its Common Stock and presently intends to continue a policy of retaining any earnings for reinvestment in its business.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
(Amounts in thousands, except per share amounts and employees)
                                                                        Fiscal years ended
                                                  -------------------------------------------------------
                                                     1996        1995       1994       1993       1992
                                                  ----------- ---------- ---------- ---------- ----------
Operating summary:
Net sales                                         $1,146,945   $889,022   $557,299   $356,478   $217,574

Operating costs and expenses:
  Cost of sales                                      774,350    512,509    298,582    193,759    110,599
  Research and development                           238,791    165,622    126,632     73,447     41,833
  Selling, general and administrative                165,267    126,666     91,887     54,924     39,459
  Restructuring costs                                 11,566          -          -          -          -
  Non-recurring costs                                  1,195      3,856          -          -          -
  Merger costs                                             -      2,418          -      3,400      2,455
                                                  ----------- ---------- ---------- ---------- ----------
Operating (loss) income                              (44,224)    77,951     40,198     30,948     23,228
Foreign currency transaction gains                         -      4,999          -          -          -
Gain on sale of equity investment                          -          -     13,682          -          -
Interest income and other, net                         2,501      6,688      2,084      1,597      1,858
                                                  ----------- ---------- ---------- ---------- ----------
(Loss) income before income taxes and
  cumulative effect of accounting change             (41,723)    89,638     55,964     32,545     25,086
(Benefit) provision for income taxes                  (5,540)    28,236     18,146     12,321      8,801
                                                  ----------- ---------- ---------- ---------- ----------
(Loss) income before cumulative effect of
  accounting change                                  (36,183)    61,402     37,818     20,224     16,285
Cumulative effect of change in method of
  accounting for income taxes                              -          -      7,550          -          -
                                                  ----------- ---------- ---------- ---------- ----------
Net (loss) income                                   ($36,183)   $61,402    $45,368    $20,224    $16,285
                                                  =========== ========== ========== ========== ==========
(Loss) income per common and common equivalent
  share before cumulative effect of accounting
  change                                              ($0.58)     $0.96      $0.67      $0.39      $0.33
Cumulative effect of accounting change per
  common and common equivalent share                       -          -       0.13          -          -
                                                  ----------- ---------- ---------- ---------- ----------
Net (loss) income per common and common
  equivalent share                                    ($0.58)     $0.96      $0.80      $0.39      $0.33
                                                  =========== ========== ========== ========== ==========
Weighted average common and common equivalent
  shares outstanding                                  62,761     63,680     56,402     52,424     49,180

Financial position at year end:
Total assets                                        $917,577   $673,534   $517,931   $258,292   $172,070
Working capital                                      182,643    251,619    273,527     98,500     76,291
Capital lease obligations, excluding current           6,258      9,602      7,753      5,282      5,478
Long-term debt, excluding current                     65,571     16,603     11,392     12,812      8,082
Total liabilities                                    488,911    254,518    173,616    114,876     63,142
Shareholders' equity                                 428,666    419,016    344,315    143,416    108,928

Current Ratio                                           1.44       2.10       2.77       2.02       2.54
Employees                                              3,151      2,331      1,854      1,369        981

The number of weighted average common and common equivalent shares outstanding has been restated for all periods to reflect the two-for-one split of the Company's Common Stock which became effective on July 17, 1995.

In October 1991, April 1992, February 1993, and August 1994, in transactions accounted for as pooling-
of-interests, the Company merged with Crystal Semiconductor Corporation, Acumos Incorporated, Pacific
Communication Sciences, Inc., and PicoPower Technology, Inc., respectively.  All of the consolidated financial information reflects the combined operations of the companies.



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


ANNUAL RESULTS OF OPERATIONS

     On June 1, 1995, the Board of Directors approved a two-for-one split of the Company's Common Stock. Shareholders of record as of June 19, 1995 received certificates reflecting the additional shares on July 17, 1995. All references to the number of shares of Common Stock, warrants and options to purchase shares of Common Stock, weighted average common and common equivalent shares outstanding, and share prices have been restated to reflect the two-for-one split.

     During the first quarter of fiscal 1994, the Company changed its reporting period from a 12 month year ending March 31 to a fiscal year of 52 or 53 weeks ending on the Saturday closest to March 31. Accordingly, fiscal years 1996, 1995 and 1994 ended on March 30, 1996, April 1, 1995 and April 2, 1994, respectively.

     Except for historical information contained herein, this Discussion and Analysis contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


Overview

     Results of operations for fiscal 1996 were materially adversely affected by several factors that occurred during the third and fourth quarters.

     First, revenues from the sale of graphics and audio products declined in the third and fourth quarters of fiscal 1996 from the levels in the second quarter of fiscal 1996. This decline was caused by slower than expected growth in the home PC market, by dramatically reduced demand from customers for certain graphics, audio, and PicoPower Pentium VL-bus core logic products and for certain other products, and by softer than expected business conditions in Taiwan.

     Second, the slower than expected sales resulted in substantial amounts of excess inventory of graphics and audio products. This in turn caused the Company to record inventory write-offs and write-downs during both the third and fourth quarters of fiscal 1996. Also, the Company provided additional amounts for underutilization of capacity at its MiCRUS joint venture.

     Third, because new graphics, audio and fax/modem products were being introduced, the value of the older products declined substantially. The Company liquidated some of the older inventory during the fourth quarter of fiscal 1996 and may continue to do so to a lesser extent in the first quarter of fiscal 1997.

     Fourth, the Company incurred a restructuring charge in the fourth quarter of fiscal 1996 as a result of streamlining its operations.


Net Sales

     Net sales for fiscal 1996 were $1,146.9 million, an increase of 29% over the $889.0 million for fiscal 1995 and 106% over the $557.3 million for fiscal 1994.

     The net sales increase in fiscal 1996 compared to fiscal 1995 was the result of growth in sales during the first three quarters of fiscal 1996 offset somewhat by a decline during the fourth quarter of fiscal 1996. Sales of mass storage and wireless communication products increased in each of the first three quarters of fiscal 1996 but declined in the fourth quarter of fiscal 1996 against the third quarter of fiscal 1996. Net sales of graphics and audio products for the first three quarters of fiscal 1996 increased over the comparable period of fiscal 1995, but declined in the third and fourth quarters of fiscal 1996 against the second quarter of fiscal 1996. Net sales of graphics and wireless communication products declined in the fourth quarter of fiscal 1996 over the fourth quarter of fiscal 1995.

     The net sales increase in fiscal 1995 compared to 1994 was largely due to an increase in sales of graphics, audio, mass storage and wireless communications products. Graphics and mass storage product revenue grew as a result of an increase in unit sales to the desktop personal computer market segment. Audio product sales grew as a result of an increase in sales of 16-bit audio codec products. Wireless communications product sales grew primarily because of Cellular Digital Packet Data (CDPD) base station installations, beginning in the second quarter of fiscal 1995.

     Export sales, principally in Asia, including sales to overseas operations of domestic corporations, were approximately $647 million in fiscal 1996 compared to approximately $497 million in fiscal 1995 and approximately $323 million in fiscal 1994. The Company's sales are currently denominated in U.S. dollars and Japanese yen. The Company may purchase hedging instruments to reduce short-term foreign currency exposure related to certain cash and trade receivables denominated in Japanese yen.

     In fiscal 1996 and 1995, no single customer accounted for 10% or more of net sales. Sales to International Business Machines Corporation (IBM) were approximately 10% of net sales in fiscal 1994.


Gross Margin

     The gross margin percentage was 32.5% in fiscal 1996, compared to 42.4% and 46.4% in fiscal 1995 and 1994, respectively.

     During fiscal 1996, the gross margin percentage declined from 40.8% in the first quarter to a low of 4.4% in the fourth fiscal quarter. The gross margin percentage decreased as a result of charges for inventory written down for lower-than-anticipated shipments of and demand for graphics, audio, core logic and other products and charges for underutilization of capacity at the MiCRUS joint venture. The decline in the gross margin percentage was also the result of higher wafer costs caused by an increase in wafer prices for merchant wafers, an insufficient supply of 0.6 micron wafers which made necessary the use of less cost effective 0.8 micron wafers to meet expanded unit shipments, expediting expenses related to premiums paid to suppliers to increase production of the Company's products, lower yields on new products ramping into production, and lower selling prices on certain graphics, audio and fax/modem products.

     During fiscal 1995, the gross margin percentage declined from a high of 47.8% in the first fiscal quarter to a low of 39.1% in the fourth fiscal quarter. During fiscal 1994, the gross margin percentage increased from a low of 38.0% in the first fiscal quarter to 48.5% in the fourth fiscal quarter. The decline in the gross margin percentage for fiscal 1995 compared to fiscal 1994 was mostly the result of expediting expenses related to premiums paid to suppliers to increase production of the Company's products, higher wafer costs caused by the increased use of more expensive suppliers, low yield on several new products ramping into production, and lower selling prices on certain graphics and audio parts. Exacerbating the gross margin decline was the insufficient supply of 0.6 micron wafers which made necessary the use of less cost-effective 0.8 micron wafers to meet expanded unit shipments. The decrease in the gross margin percentage for fiscal 1995 compared to fiscal 1994 was tempered by a $10 million charge to cost of sales in the first quarter of fiscal 1994 as a result of decreased demand for certain of the Company's low-end mass storage products. One-time royalty revenue of approximately $3 million was included in net sales in the first quarter of fiscal 1995. But, offsetting this royalty revenue was an increased inventory reserve as a result of decreased forecasted demand for certain of the Company's 16-bit audio codecs.


Research and Development Expenses

     Research and development expenses expressed as a percentage of net sales were 20.8%, 18.6% and 22.7% in fiscal 1996, 1995 and 1994, respectively. Such expenses increased in absolute dollars in all of the fiscal years, as the Company continues to invest in new product development. During fiscal 1994, research and development expenses increased at a greater rate than net sales. Therefore, the amount as a percentage of net sales declined in fiscal 1995. The Company intends to continue making substantial investments in research and development and expects these expenditures will continue to increase in absolute amounts.


Selling, General and Administrative Expenses

     Selling, general and administrative expenses represented approximately 14.4%, 14.2% and 16.5% in fiscal 1996, 1995 and 1994, respectively. In fiscal 1994, such expenses increased at a rate greater than sales. Therefore, the amount as a percentage of net sales declined in fiscal 1995. The absolute spending increase in fiscal 1996 and 1995 reflects increased direct expenses for the expanding sales force, increased marketing expenses for promotions and advertising, and increased administrative and legal expenses. The Company expects these expenses to increase in absolute terms during fiscal 1997.


Restructuring Costs

     In the fourth quarter of fiscal 1996, as a result of decreased demand for the Company's products for use in personal computers, which accounts for more than 80% of the Company's revenue, management reviewed the various operating areas of the business and took certain steps to bring operating expenses and capacity in line with demand. These actions resulted in a pre-tax restructuring charge of approximately $11.6 million. The principal actions in the restructuring involved the consolidation of support infrastructure and the withdrawal from an unprofitable product line and reduction of planned production capacity. This resulted in the elimination of approximately 320 positions from the manufacturing, research and development, sales and marketing and administrative departments. The Company estimates the annual savings from reduced salaries, benefits, and other expenses will be approximately $17 million.


     The major components of the restructuring charges were $7.6 million of employee separation costs and $4.0 million of costs primarily associated with the scaling back of certain capacity commitments. The implementation of this plan commenced during the fourth quarter of fiscal 1996 and the cash outlays will occur mainly in the first half of fiscal 1997.


Non-recurring and Merger Costs

     In the third quarter of fiscal 1996, non-recurring costs were approximately $1.2 million associated with the planned formation of the new joint venture (Cirent Semiconductor) with Lucent Technologies
(formerly AT&T Microelectronics).

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


Interest Income

     Interest income and other, net in fiscal 1996 was $7.7 million compared to $9.1 million in fiscal 1995 and $4.3 million in fiscal 1994. The decrease in fiscal 1996 over fiscal 1995 was primarily the result of a decrease in the amount of short-term investments. The increase in fiscal 1995 over fiscal 1994 was primarily the result of increased cash and cash equivalents and short-term investments principally resulting from the stock offering in February 1994.


Foreign Currency Transaction Gains

     During the fourth quarter of fiscal 1995, the Company recorded foreign currency transaction gains of approximately $5.0 million. These gains occurred because of a decline in the U.S. dollar against the Japanese yen and the impact of this decline on certain yen denominated assets. Transaction gains and losses were not material in fiscal 1996 and 1994.


Gain on Sale of Investment

     During fiscal 1991 and 1992, the Company invested approximately $1.7 million in Media Vision Technology, Inc. (Media Vision) stock. The investment was accounted for by the cost method and represented an approximate six percent interest in Media Vision. In April 1993, the Company sold approximately 16% of its original investment in Media Vision in an underwritten public offering. In October 1993, the Company sold approximately 60% of its original investment in Media Vision in the open market. In connection with the sales, the Company recorded gains of $2.5 million and $11.2 million in the first and third quarters of fiscal 1994, respectively.


Income Taxes

     The benefit for income taxes was 13.3% in fiscal 1996 compared to a provision for income taxes of 31.5% and 32.4% in fiscal 1995 and 1994, respectively. The fiscal 1996 benefit rate of 13.3% is different from the fiscal 1995 rate and from the U.S. statutory rate primarily because of foreign operating results which are taxed at rates other than the U.S. statutory rate. The fiscal 1995 rate declined from the fiscal 1994 rate primarily because of a decrease in state income taxes due to benefits from investment tax credits. The fiscal 1995 31.5% effective tax rate is less than the U.S. statutory rate primarily because of the research and development tax credit and certain foreign earnings taxed at lower rates. The fiscal 1994 effective tax rate is comprised of a 33.3% annual effective tax rate and a $500,000 non-recurring benefit in the quarter ended October 2, 1993. This benefit is caused by increased deferred tax assets and a larger prior year research and development tax credit as a result of federal tax legislation in August 1993.


Cumulative Effect of Change in Accounting for Income Taxes

     Effective April 1, 1993, the Company changed its method of accounting for income taxes to the liability method required by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." As permitted by SFAS No. 109, prior period's financial statements have not been restated. The change had no material effect on income before provision for income taxes for the fiscal year ended April 2, 1994. However, the cumulative effect as of March 31, 1993 of adopting SFAS No. 109 increased net income by approximately $7.6 million.

     The Company has considered available evidence supporting the realizability of net deferred tax assets including carrybacks, future reversal of temporary differences, and future taxable income exclusive of temporary differences in the carryforward period of loss and credit carryforwards. Based on these factors and the Company's prior earnings history, the Company has determined that it is more likely than not that the deferred tax assets will be realized. The realizability of the deferred tax asset will be evaluated on a quarterly basis.


LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 1996, the Company generated $7.7 million of cash and cash equivalents from its operating activities as compared to $65.1 million during fiscal 1995 and $49.9 million in fiscal 1994. The fiscal 1996 decrease from fiscal 1995 was primarily caused by the loss from operations and the net change in operating assets and liabilities offset somewhat by the non-cash effect of depreciation and amortization. The fiscal 1995 increase over fiscal 1994 was primarily the result of an increase in income from operations and the non-cash effect of depreciation and amortization, offset somewhat by the net change in operating assets and liabilities.

     As of March 30, 1996, the Company had a commitment for a bank line of credit up to a maximum of $135,000,000, expiring on April 30, 1996, at the bank's prime rate (8.25% at March 30, 1996). The Company had $80,000,000 outstanding under the line at March 30, 1996. Terms of the arrangement require compliance with certain covenants including the maintenance of certain financial ratios, minimum tangible net worth and profitable operations on a quarterly basis as well as a prohibition against the payment of cash dividends without prior bank approval. The Company was not in compliance with certain financial ratios and the profitability covenant as of March 30, 1996. In April 1996, the Company completed a new commitment for a bank line (see below) and paid all amounts outstanding under this line.

     Cash, cash equivalents and short-term investments decreased $11.8 million from $187.0 million at April 1, 1995, to $175.3 million at March 30, 1996. During the same period accounts receivable decreased $27.6 million, inventories increased $30.9 million, and accounts payable, accrued salaries and benefits, income taxes payable and other accrued liabilities increased $88.8 million. The Company believes accounts receivable and inventories will increase in fiscal year 1997.

     Cash expenditures for property and equipment totaled $128.4 million in fiscal 1996 compared to $54.2 million in fiscal 1995 and $41.8 million in fiscal 1994. The expenditures in all years consisted primarily of equipment used in product design and testing. The Company intends to continue to invest in capital equipment to support continued growth.

     During September 1994, the Company and IBM completed a series of agreements pertaining to joint manufacturing. In January 1995, under the terms of the agreements, the MiCRUS joint venture began manufacturing semiconductor wafers for each parent company.

     In fiscal 1995 and 1996, Cirrus Logic paid $63.8 million and $14.0 million, respectively, for the joint venture investment and the manufacturing agreement. Manufacturing agreement payments of $56 million are being charged to the cost of production over the life of the venture based upon the ratio of current units of production to current and anticipated future units of production. In fiscal 1996, the Company amortized approximately $3.9 million of the manufacturing agreement payments. The joint venture is accounted for on the equity method and $21.8 million of the $36 million commitment has already been paid.

     In January 1995, MiCRUS leased approximately $145 million of wafer fabrication and infrastructure equipment pursuant to a lease guaranteed jointly and severally by the Company and IBM. In addition, the Company and IBM each agreed to provide MiCRUS with approximately $100 million of additional capital, primarily through lease financing.

     In March 1995, IBM and the Company agreed to a $120 million expansion of MiCRUS, of which Cirrus Logic committed to provide $60 million in financing. The Company expects to use equipment leases or lease guarantees to fulfill its financing commitment. This expansion is expected to be available for full production in fiscal 1997.

     In addition, in October 1995, the Company committed to provide a further $198 million to fund a second expansion of MiCRUS and to support the migration to sub 0.5 micron process technology. Of this amount the Company expects to spend $33 million in cash for facilities and to provide equipment lease guarantees for the balance.

     As of March 30, 1996, the Company has purchased approximately $94.7 million of manufacturing equipment for MiCRUS that the Company expects to sell to a leasing company that will in turn lease the equipment to MiCRUS. As of March 30, 1996, the Company is contingently liable for MiCRUS equipment leases which have remaining payments of approximately $229 million, payable through fiscal 2002.

     In October 1995, the Company also concluded agreements with Lucent Technologies to form the joint venture Cirent Semiconductor to build additional wafer production capacity in an existing facility in Orlando, Florida owned by Lucent Technologies. The formation of the joint venture, which will be owned 60% by Lucent Technologies and 40% by Cirrus Logic, is pending completion of equipment lease financing to be provided by the Company and formation of the joint venture partnership. The agreements with Lucent Technologies obligate the Company to provide $420 million in financing. The Company expects to finance $280 million of this amount through lease or lease guarantees. Of the $140 million balance, the Company will contribute $35 million in equity in installments over a three-year period and pay $105 million for a manufacturing agreement in installments over a four-year period. The cost of the manufacturing agreement, of which $10 million was paid in fiscal 1996, will be charged to the Company's cost of sales over the life of the venture based upon the ratio of current units of production to current and anticipated future units of production.

     The Company has entered into a volume purchase agreement with TSMC under which the Company has agreed to make advance payments to TSMC of approximately $118 million, one-half in fiscal 1998 and one-half in fiscal 1999. The Company also has concluded an agreement with UMC which provides for an approximate $88 million equity investment, of which $20.6 million was paid by the Company during fiscal 1996. The remainder is scheduled to be paid in fiscal 1997. The Company has recently initiated discussions with UMC about rescheduling the project and postponing the Company's investment. The Company believes that it is unlikely to make further equity investments in this project in fiscal 1997.

     The Company estimates that its total financial obligations for the IBM, Lucent Technologies, UMC and TSMC transactions (excluding future wafer purchases) may total $460 million in fiscal 1997 and $390 million in the following three fiscal years. The Company intends to obtain most of the necessary capital through equipment lease financing and the balance through a combination of debt and/or equity financing, lease guarantees and cash generated from operations.

     In addition to its investments in the various external manufacturing arrangements, the Company estimates that capital expenditures for its own facilities, testing and other equipment may total $600 million to $700 million through fiscal 2000. The Company expects to finance seventy to eighty percent of these capital expenditures through equipment lease or loan financing. The Company's future capital requirements also include financing the growth of working capital items such as accounts receivable and inventory. In addition, the Company has acquired technology companies in the past and may do so in the future. Such potential transactions may require substantial capital resources, which may require the Company to seek additional debt or equity financing. There can be no assurance that financing will be available or, if available, will be on satisfactory terms. Failure to obtain adequate financing would restrict the Company's ability to expand its manufacturing infrastructure, to make other investments in capital equipment, and to pursue other initiatives.

     In April 1996, the Company completed a new commitment for a bank line of credit for borrowings up to a maximum of $200,000,000 expiring on July 31, 1997 at the banks' prime rate plus one-half percent. The borrowings are secured by cash, accounts receivable, inventory, certain purchased equipment, intellectual property, and stock in the Company's subsidiaries. Use of the line is limited to the borrowing base as defined by a combination of accounts receivable and certain purchased equipment. As of March 30, 1996, the Company's borrowing base, as defined, under this line would have been limited to approximately $100 million, net of certain outstanding letters of credit. Terms of the agreement include satisfaction of certain financial ratios, minimum tangible net worth, cash flow, and leverage requirements as well as a prohibition against the payment of a cash dividend without prior bank approval.

     Management continues to evaluate other possibilities for additional financing. There is no assurance that financing will be available or, if available, will be on satisfactory terms.


Future Operating Results

Quarterly Fluctuations

     Operations in the first quarter of fiscal 1997 are expected to produce a loss.

     The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. The Company's operating results are affected by a wide variety of factors, many of which are outside of the Company's control, including but not limited to, economic conditions and overall market demand in the United States and worldwide, the Company's ability to introduce new products and technologies on a timely basis, changes in product mix, fluctuations in manufacturing costs which affect the Company's gross margins, declines in market demand for the Company's and its customers' products, sales timing, the level of orders which are received and can be shipped in a quarter, the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products, product obsolescence, price erosion, and competitive factors. The Company's operating results in fiscal 1997 are likely to be affected by these factors as well as others.

     The Company must order wafers and build inventory well in advance of product shipments. Because the Company's markets are volatile and subject to rapid technology and price changes, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because many of the Company's customers place orders with short lead times and because sales to these customers have increased as a percentage of total sales, particularly for certain graphics and audio products. In the third quarter, these factors caused the Company to produce excess inventories of particular products, and the Company's revenues and earnings were adversely affected. In the first quarter of fiscal 1997, to a greater extent than commonly experienced in the past, a significant portion of the Company's revenues from graphics and audio products is dependent on sales to customers who place orders with short lead times for delivery in the quarter. These factors increase not only the inventory risk but also the difficulty of forecasting quarterly operating results. Moreover, as is common in the semiconductor industry, the Company frequently ships more product in the third month of each quarter than in either of the first two months of the quarter, and shipments in the third month are higher at the end of that month. The concentration of sales in the last month of the quarter contributes to the difficulty in predicting the Company's quarterly revenues and results of operations.

     The Company's products are in various stages of their product life cycles. The Company's success is highly dependent upon its ability to develop complex new products, to introduce them to the marketplace ahead of the competition, and to have them selected for design into products of leading system manufacturers. These factors have become increasingly important to the Company's results of operations because the rate of change in the markets served by the Company continues to accelerate. Since product life cycles are continually becoming shorter, revenues may be affected quickly if new product introductions are delayed or if the Company's products are not designed into successive generations of products of the Company's customers.

     The Company's gross margins also will depend on the Company's success at introducing and ramping production of new products quickly and effectively because the gross margins of semiconductor products decline as competitive products are introduced. Anticipated gross margins for certain audio products have already declined and gross margins for certain older fax/data/modem products have declined in response to the announcement and introduction of newer products. Also, the Company must deliver product to customers according to customer schedules. Delays in new product introductions could affect revenues and gross margins for current and follow-on products if customers shift to competitors to meet their requirements.


Issues Relating to Manufacturing and Manufacturing Investment

     During the first two quarters of fiscal 1996, the Company's sales were constrained by its inability to obtain sufficient sources of wafer supply to meet customer demand. This situation changed beginning in the third quarter of fiscal 1996, partly due to the reduced rate of growth, and partly due to increases in output from MiCRUS. In the third and fourth quarter of fiscal 1996, manufacturing supply exceeded demand for certain of the Company's products.

     Although the Company believes that its efforts to increase its source of wafer supply through joint ventures and other arrangements have significant potential benefits to the Company, there are also risks, some of which materialized in the third and fourth quarter of fiscal 1996. These arrangements reduce the Company's flexibility to reduce the amount of wafers it is committed to purchase and increase the Company's fixed manufacturing costs as a percentage of overall costs of sales. As a result, the operating results of the Company are becoming more sensitive to fluctuations in revenues. In the case of the Company's joint ventures, overcapacity results in underabsorbed fixed cost, which adversely affects gross margins and earnings, just as underabsorbed MiCRUS fixed cost has affected the Company's earnings in the third and fourth quarter of fiscal 1996. In the case of the Company's "take or pay" contracts with foundries, the Company must pay contractual penalties if it fails to purchase its minimum commitments.

     Moreover, the Company will benefit from the MiCRUS and Lucent Technologies joint ventures only if they are able to produce wafers at or below prices generally prevalent in the market. If, however, either of these ventures is not able to produce wafers at competitive prices, the Company's results of operations will be materially adversely affected.

     The process of beginning production and increasing volume with the joint ventures inevitably involves risks, and there can be no assurance that the manufacturing costs of such ventures will be competitive. Additional risks include the timely development of products, unexpected disruptions to the manufacturing process, the difficulty of maintaining quality and consistency, particularly at the smaller submicron levels, dependence on equipment suppliers and technological obsolescence.

     As a participant in manufacturing joint ventures and as an investor in the company being formed by UMC, the Company also will share in the risks encountered by wafer manufacturers generally, including being subject to a variety of foreign, federal, state and local governmental regulations related to the discharge and disposal of toxic, volatile or otherwise hazardous materials used in the manufacturing process. Any failure by the joint venture to control the use of, or to restrict adequately the discharge of, hazardous materials by the joint ventures under present or future regulations could subject it to substantial liability or could cause the manufacturing operations to be suspended. In addition, the Company could be held financially responsible for remedial measures if any of the joint venture manufacturing facilities were found to be contaminated whether or not the Company or the joint venture was responsible for such contamination.

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

     Additionally, certain provisions of the MiCRUS and Lucent
Technologies agreements may cause the termination of the joint venture in the event of a change in control of the Company. Such provisions could have the effect of delaying, deferring or preventing a change of control of the Company.

     In connection with the financing of its operations, the Company will borrow money. Such indebtedness could cause the Company's principal and interest obligations to increase substantially. Moreover, as a consequence of existing wafer supply related transactions, the Company's obligations under guarantees, investment commitments and take or pay arrangements also will increase substantially. The degree to which the Company will be leveraged could adversely affect the Company's ability to obtain additional financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures. The Company's ability to meet its debt service and other obligations will be dependent upon the Company's future performance, which will be subject to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. An inability to obtain financing to meet these obligations could cause the Company to default on such obligations.

     Most of the Company's wafers are currently manufactured to the Company's specifications by outside merchant wafer suppliers. Although the Company has increased its future wafer supplies from the MiCRUS and Lucent Technologies joint ventures, the Company expects to continue to purchase a majority of its wafers from, and to be reliant upon, outside merchant wafer suppliers for at least the next two years although the number of suppliers it uses may diminish. A decrease in the volume of wafers ordered or the number of suppliers used by the Company could adversely affect the Company's ability to obtain wafers from third party suppliers in the event the Company faces unanticipated shortfalls in supply.

     The Company also uses other outside vendors to package the wafer die into integrated circuits. The Company's reliance on these outside suppliers involves several risks, including the absence of adequate availability of certain packaging technologies, or control over delivery schedules, manufacturing yields, quality, and costs.

     Although wafer and packaging supplies in general are expected to be sufficient to meet expected demand during fiscal 1997, the Company's results of operations could be adversely affected if particular suppliers are unable to provide a sufficient and timely supply of product, whether because of raw material shortages, capacity constraints, unexpected disruptions at the plants, delays in qualifying new suppliers or other reasons, or if the Company is forced to purchase wafers or packaging from higher cost suppliers or to pay expediting charges to obtain additional supply, or if the Company's test facilities are disrupted for an extended period of time. The Company's supply also could be adversely affected if the Company's suppliers are subject to injunctions arising from alleged violations of third party intellectual property rights. The enforcement of such an injunction could impede a supplier's ability to provide wafers, components, or packaging services to the Company. Because of the concentration of sales at the end of each quarter, a disruption in the Company's production or shipping near the end of a quarter could materially reduce the Company's revenues for that quarter. Moreover, the Company's flexibility to move production from another wafer manufacturing facility can be limited because such a move can require significant re-engineering, which may take several quarters. These efforts also dilute the engineering resources assigned to new product development and adversely effect new product development schedules. Accordingly, production may be constrained even though capacity is available at one or more wafer manufacturing facilities. In addition, the Company could encounter supply shortages in fiscal 1997 if sales grew substantially.
Any supply shortage could adversely affect sales and operating profits. Net sales and gross margin also could be adversely affected if the Company receives orders for large volumes of products to be shipped within short periods and if the Company's product testing capacity is not adequate to process such volumes.

     The greater integration of functions and complexity of operations of the Company's products also increase the risk that latent defects or subtle faults could be discovered by customers or end users after volumes of product have been shipped. If such defects were significant, the Company could incur material recall and replacement costs for product warranty.


Dependence on PC Market

     Sales of most of the Company's products depend largely on sales of personal computers (PCs). The growth in the PC market and the growth in the market share enjoyed by the Company's PC OEM customers was exceptionally strong during fiscal 1995 and the first two quarters of fiscal 1996. However, certain of the Company's PC OEM customers and their subcontractors experienced lower sales and slower growth for products incorporating the Company's products in the third and fourth quarter of fiscal 1996, apparently due to less than anticipated consumer demand for such products. This led to an inventory correction by the PC and peripheral device manufacturers, which resulted in a decline in demand for products to be shipped in the third and fourth quarters of fiscal 1996 and in the Company's revenues. Some of the PC and peripheral device manufacturers continued to experience excess inventories of certain products and/or product components which include the Company's graphics, audio, and fax/modem products through the fourth quarter of fiscal 1996, which is expected to reduce demand for the Company's products in the first quarter of fiscal 1997.

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

     In the last half of fiscal 1996, sales of certain of the Company's products were dependent to a great degree on key customers who supply motherboards to PC manufacturers and on PC manufacturers associated with the consumer marketplace. A number of PC OEMs buy products directly from the Company and also buy motherboards, add-in boards or modules from suppliers who in turn buy products from the Company. Accordingly, a significant portion of the Company's sales may depend directly or indirectly on the sales to a particular PC OEM. This turned out to be the case in the third quarter of fiscal 1996. Since the Company cannot track sales by motherboard, add-in board or module manufacturers, however, the Company may not be fully informed as to the extent or even the fact of its indirect dependence on any particular PC OEM, and, therefore, may be unable to assess the risk of such indirect dependence.

     Increasing dominance of the PC motherboard or PC market by any one customer increases the risks that the Company could experience intensified pressure on product pricing and unexpected changes in customer orders as a result of changes in customer's market share. Moreover, the Company's production schedules are based not only on customer orders, but also on forecasted demand. These issues may contribute to increasing volatility in the Company's PC-related products, and thus may increase the risk of rapid changes in revenues, margins, and earnings. Furthermore, the intense price competition in the PC industry is expected to continue to put pressure on the price of all PC components.

     Other IC makers, including Intel Corporation, have expressed their interest in integrating through hardware functions, adding through special software functions, or kitting components to provide some multimedia or communications features into or with their microprocessor or microprocessor products. Successful integration of these functions could substantially reduce the Company's opportunities for IC sales in these areas.

     As a component supplier to PC OEMs and to peripheral device manufacturers, the Company is likely to experience a greater magnitude of fluctuations in demand than the Company's customers themselves experience. In addition, many of the Company's products are used in PCs for the consumer market, and the consumer PC market is more volatile than other segments of the PC market.


Issues Relating to Graphics Products

     Historically, the Company has had a large share of the market for desktop graphics controllers and graphics accelerators. However, the Company's market share as a percentage of the total market declined in the last half of fiscal 1996.

     The Company continues to experience intense competition in the sale of graphics products. Several competitors introduced products and adopted pricing strategies that have increased competition in the desktop graphics market. These competitive factors affected the Company's market share, gross margins, and earnings. These factors may further adversely affect revenues and gross margins for graphics accelerator products in the future.

     The Company has preliminary design wins for certain graphics products expected to begin shipping in the first quarter of fiscal 1997. Although the Company has conducted extensive testing of the products and has released the products for volume production, the Company's customers have not completed their own testing and evaluation of the products. If as yet unseen bugs are discovered or if the units were to perform poorly in customer evaluations, key customers could decide not to use these products in their own designs rather than risking the delay of their own product introductions. In such event, revenues from the sale of graphics products could be adversely affected.

     The PC graphics market today consists primarily of two-dimensional
(2D) graphics accelerators, and 2D graphics accelerators with video features. 3D graphics acceleration is expected to become an important capability in late fiscal 1997 and fiscal 1998, primarily in PC products for the consumer marketplace. Several competitors have already introduced 3D accelerators. The Company is striving to bring products with 3D acceleration to market, but there is no assurance that it will succeed in doing so in a timely manner. If these products are not brought to market in a timely manner or do not address the market needs or cost or performance requirements, then graphics market share and sales would be adversely affected.


Issues Relating to Audio Products

     Most of the Company's revenues in the multimedia audio market derive from the sales of 16-bit audio codecs and integrated 16-bit codec plus controller solutions for the consumer PC market. In the last half of fiscal 1996 revenues from audio products declined against the first half of fiscal 1996.

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

     Revenues from the sale of audio products in fiscal 1997 are likely to be significantly affected by the success of a recently announced fully-integrated, single-chip audio IC. The product has not yet passed customer qualification and acceptance. If there are as yet unseen bugs or if the product is not qualified and accepted by customers in time for volume shipments in the first quarter of fiscal 1997, revenues and gross margins from the sale of audio products could be significantly impaired. The rate of transition from design into production is proceeding slower than the Company had expected, and customers have been slow to ramp production of their new products. Moreover, the recent introduction of a fully-integrated single-chip audio IC and aggressive pricing by competitors is resulting in pricing pressures which are likely to adversely affect the Company's revenues and gross margins from the sale of audio products.


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

     Revenues from the sale of mass storage products also could be affected by the adoption rate of Windows 95 and Windows NT. There remains some uncertainty in the market place regarding the timing of demand for disk drive storage capacity by end users as they decide whether or not to purchase these new operating systems. If disk drive manufacturers incorrectly forecast demand, they may make sudden and dramatic changes in disk drive product mix, which increases the risk that the Company will produce excess or insufficient inventories of various products.


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

     Sales of digital cordless phone products, which were developed by PCSI for the Japanese Personal Handyphone System ("PHS") market, will depend upon the establishment of infrastructure and services which are beyond PCSI's control. If PCSI is unsuccessful or delayed in developing next generation chip sets for the PHS market, future chip set sales could decline rapidly. All sales are being conducted through the Company's Japanese marketing partner which limits the Company's gross margins for its PHS products. Sales of the current generation chip sets decreased during the fourth quarter of fiscal 1996 and will continue to decrease in the first quarter of fiscal 1997 as PCSI's customer adjusts inventory supply to meet manufacturing requirements. The same customer is currently in discussions with PCSI regarding the next generation PHS chip set.
While PCSI is actively seeking this customer and other customers for its next generation product, if PCSI is not successful in developing and marketing the product then net sales, gross margin and earnings would be adversely affected.

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

     The Company's development of new technology in the communications business faces major challenges and risks which could adversely affect the Company's results of operations. Continued investment in research and development in technology for which a market does not emerge could adversely affect the Company's net sales, gross margin and earnings. Moreover, investment in technology which proves incompatible with market standards could impede the Company's ability to participate in such markets. In addition, the timing and direction of the future market development in this area could depend heavily on the decisions of government regulators, which are subject to significant delays and are outside of the Company's control. The Company's competitors in communications include some of the world's largest, most successful and most technologically advanced companies and there is no assurance that the Company will be able to compete successfully.


Intellectual Property Matters

     The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. The Company and certain of its customers from time to time have been notified that they may be infringing certain patents and other intellectual property rights of others. In addition, customers have been named in suits alleging infringement of patents by customer products. Certain components of these products have been purchased from the Company and may be subject to indemnification provisions made by the Company to its customers. The Company has not been named in any such suits. Although licenses are generally offered in situations where the Company or its customers are named in suits alleging infringement of patents or other intellectual property rights, there can be no assurance that litigation will not be commenced in the future regarding patents, mask works, copyrights, trademarks, trade secrets, or indemnification liability, or that any licenses or other rights can be obtained on acceptable terms. Because successive generations of the Company's products tend to offer an increasing number of functions, there is a likelihood that more of these claims will occur as the products become more highly integrated. The Company cannot accurately predict the eventual outcome of any suit or other alleged infringement of intellectual property. An unfavorable outcome occurring in any such suit could have an adverse effect on the Company's future operations and/or liquidity. Furthermore, efforts of defending the Company against future lawsuits, if any, could divert a significant portion of the Company's financial and management resources.


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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands, except per share amounts)

                                                                Fiscal years ended
                                                      ---------------------------------
                                                       March 30,   April 1,   April 2,
                                                         1996        1995       1994
                                                      ----------- ---------- ----------
Net sales                                             $1,146,945   $889,022   $557,299

Operating costs and expenses:
  Cost of sales                                          774,350    512,509    298,582
  Research and development                               238,791    165,622    126,632
  Selling, general and administrative                    165,267    126,666     91,887
  Restructuring costs                                     11,566          -          -
  Non-recurring costs                                      1,195      3,856          -
  Merger costs                                                 -      2,418          -
                                                      ----------- ---------- ----------
    Total operating costs and expenses                 1,191,169    811,071    517,101
                                                      ----------- ---------- ----------
Operating (loss) income                                  (44,224)    77,951     40,198
Foreign currency transaction gains                             -      4,999          -
Gain on sale of equity investment                              -          -     13,682
Interest income and other, net                             7,652      9,129      4,280
Interest expense                                          (5,151)    (2,441)    (2,196)
                                                      ----------- ---------- ----------
(Loss) income before income taxes and cumulative
  effect of accounting change                            (41,723)    89,638     55,964
(Benefit) provision for income taxes                      (5,540)    28,236     18,146
                                                      ----------- ---------- ----------
(Loss) income before cumulative effect of
  accounting change                                      (36,183)    61,402     37,818
Cumulative effect as of March 31, 1993, of change
  in method of accounting for income taxes                     -          -      7,550
                                                      ----------- ---------- ----------
Net (loss) income                                       ($36,183)   $61,402    $45,368
                                                      =========== ========== ==========
(Loss) income per common and common equivalent share
  before cumulative effect of accounting change           ($0.58)     $0.96      $0.67
Cumulative effect of accounting change per
  common and common equivalent share                           -          -       0.13
                                                      ----------- ---------- ----------
Net (loss) income per common and common
  equivalent share                                        ($0.58)     $0.96      $0.80
                                                      =========== ========== ==========
Weighted average common and common equivalent
  shares outstanding                                      62,761     63,680     56,402
                                                      =========== ========== ==========

See accompanying notes.



CONSOLIDATED BALANCE SHEETS
(Thousands)
                                                          March 30, April 1,
                                                          1996      1995
                                                          --------- ---------
Assets
Current assets:
  Cash and cash equivalents                               $155,979  $ 66,718
  Short-term investments                                    19,279   120,308
  Accounts receivable, less allowance for doubtful
    accounts of $13,174 in 1996 and $9,439 in 1995         133,718   161,333
  Inventories                                              134,502   103,642
  Deferred tax assets                                       52,662    20,767
  Payments for joint venture equipment to be leased         94,683         -
  Other current assets                                       4,004     7,164
                                                          --------- ---------
    Total current assets                                   594,827   479,932
                                                          --------- ---------
Property and equipment, at cost:
  Machinery and equipment                                  247,390   148,753
  Furniture and fixtures                                    15,293    12,825
  Leasehold improvements                                    21,044    11,757
                                                          --------- ---------
                                                           283,727   173,335
  Less accumulated depreciation and amortization          (113,479)  (73,091)
                                                          --------- ---------
    Property and equipment, net                            170,248   100,244
Manufacturing agreements, net of accumulated
  amortization of $3,921 in 1996 and $65 in 1995
  and investment in joint ventures                         104,463    63,735
Deposits and other assets                                   48,039    29,623
                                                          --------- ---------
                                                          $917,577  $673,534
                                                          ========= =========

Liabilities and Shareholders' Equity
Current liabilities:
  Short-term borrowing                                     $80,000  $       -
  Accounts payable                                         214,299   140,445
  Accrued salaries and benefits                             41,845    32,508
  Current maturities of long-term debt and
    capital lease obligations                               26,575    11,481
  Income taxes payable                                      20,863    22,322
  Other accrued liabilities                                 28,602    21,557
                                                          --------- ---------
    Total current liabilities                              412,184   228,313
                                                          --------- ---------

Capital lease obligations                                    6,258     9,602
Long-term debt                                              65,571    16,603
Other long-term                                              4,898         -

Commitments and contingencies

Shareholders' equity:
  Convertible preferred stock, no par value; 5,000
    shares authorized, none issued                               -         -
  Common stock, no par value, 140,000 shares
    authorized, 63,951 shares issued and
    outstanding in 1996 and 60,594 in 1995                 329,574   283,741
  Retained earnings                                         99,092   135,275
                                                          --------- ---------
    Total shareholders' equity                             428,666   419,016
                                                          --------- ---------
                                                          $917,577  $673,534
                                                          ========= =========

See accompanying notes.


CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
                                                                   Fiscal Years Ended
                                                            --------------------------------
                                                            March 30,   April 1,   April 2,
                                                               1996       1995       1994
                                                            ---------- ---------- ----------
Cash flows from operating activities:
  Net (loss) income                                          ($36,183)   $61,402    $45,368
  Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
        Depreciation and amortization                          64,301     34,329     26,315
        Compensation related to the issuance of
             certain employee stock options                       820      3,109        641
        Gain on sale of equity investment                           -          -    (13,682)
        Cumulative effect of accounting change                      -          -     (7,550)
        Changes in operating assets and liabilities:
          Accounts receivable                                  27,615    (76,448)   (20,163)
          Inventories                                         (30,860)   (24,837)   (28,850)
          Payments for joint venture equipment to be leased   (94,683)         -          -
          Deferred tax and other current assets               (28,735)    (3,650)    (6,751)
          Accounts payable                                     73,854     51,494     25,531
          Accrued salaries and benefits                         9,337      8,351     11,401
          Income taxes payable                                 15,209      3,262     10,058
          Other accrued liabilities                             7,045      8,093      7,535
                                                            ---------- ---------- ----------
Net cash provided by operating activities                       7,720     65,105     49,853
                                                            ---------- ---------- ----------
Cash flows from investing activities:
  Purchase of available-for-sale investments                 (175,139)  (234,065)  (211,367)
  Proceeds from available-for-sale investments                228,092    187,900    200,332
  Purchase of held-to-maturity investments                    (10,444)  (158,748)         -
  Proceeds from held-to-maturity investments                   57,144    133,688          -
  Proceeds from sale of equity investment                           -          -     14,753
  Manufacturing agreements and investment in joint ventures   (44,604)   (63,800)         -
  Additions to property and equipment                        (127,802)   (47,313)   (35,677)
  Increase in deposits and other assets                       (32,140)   (19,429)    (7,725)
                                                            ---------- ---------- ----------
Net cash used by investing activities                        (104,893)  (201,767)   (39,684)
                                                            ---------- ---------- ----------
Cash flows from financing activities:
  Borrowings on long-term debt                                 74,973     13,292      6,673
  Payments on long-term debt                                  (10,798)    (8,688)    (6,726)
  Payments on capital lease obligations                        (4,051)    (3,919)    (3,330)
  Borrowings on short-term debt                               121,000          -     10,000
  Payments on short-term debt                                 (41,000)         -    (10,000)
  Issuance of common stock in public offering, net of
    issuance costs                                                  -          -    136,025
  Proceeds from sale and leaseback of property and equipment   13,067          -          -
  Increase in other long-term                                   4,898          -          -
  Issuance of common stock, net of issuance costs and
    repurchases                                                28,345      8,870     15,428
                                                            ---------- ---------- ----------
Net cash provided by financing activities                     186,434      9,555    148,070
                                                            ---------- ---------- ----------
Net increase (decrease) in cash and cash equivalents           89,261   (127,107)   158,239
Cash and cash equivalents at beginning of year                 66,718    193,825     35,586
                                                            ---------- ---------- ----------
Cash and cash equivalents at end of year                     $155,979    $66,718   $193,825
                                                            ========== ========== ==========
Non-cash investing and financing activities:
  Equipment purchased under capital leases                       $594     $6,849     $6,158
  Tax benefit of stock option exercises                        16,668      1,320      3,437
Cash payments for:
  Interest                                                      4,358      2,464      2,181
  Income taxes                                                 17,612     24,974     12,750

See accompanying notes.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Three Years Ended March 30, 1996
(Thousands)

                                                     Common Stock
                                                  ---------------------  Retained
                                                    Shares     Amount    Earnings    Total
                                                  ---------- ---------- ---------- ----------
Balance, March 31, 1993                              49,966   $114,911    $28,505   $143,416
Issuance of stock in public
  offering (net of issuance costs of $7,362)          6,940    136,025        ---    136,025
Issuance of stock by PicoPower                          506      5,028        ---      5,028
Issuance of stock under stock plans
  and other, net of repurchases                       1,810     10,400        ---     10,400
Compensation related to the
  issuance of certain employee options                  ---        641        ---        641
Net income                                              ---        ---     45,368     45,368
Tax benefit of stock option exercises                   ---      3,437        ---      3,437
                                                  ---------- ---------- ---------- ----------
Balance, April 2, 1994                               59,222    270,442     73,873    344,315
Issuance of stock under stock plans
  and other, net of repurchases                       1,372      8,870        ---      8,870
Compensation related to the
  issuance of certain employee options                  ---      3,109        ---      3,109
Net income                                              ---        ---     61,402     61,402
Tax benefit of stock option exercises                   ---      1,320        ---      1,320
                                                  ---------- ---------- ---------- ----------
Balance, April 1, 1995                               60,594    283,741    135,275    419,016
Issuance of stock under stock plans
  and other, net of repurchases                       3,357     28,345        ---     28,345
Compensation related to the
  issuance of certain employee options                  ---        820        ---        820
Net loss                                                ---        ---    (36,183)   (36,183)
Tax benefit of stock option exercises                   ---     16,668        ---     16,668
                                                  ---------- ---------- ---------- ----------
Balance, March 30, 1996                              63,951   $329,574    $99,092   $428,666
                                                  ========== ========== ========== ==========

See accompanying notes.



                           CIRRUS LOGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Description of Business and Major Customer Information

     Cirrus Logic, Inc. (the "Company") operates principally in a single industry segment. The Company is a leading manufacturer of advanced integrated circuits for the desktop and portable computing, telecommunications, industrial, and consumer electronics markets.
The Company applies its system-level expertise in analog and digital design to innovate highly integrated, software-rich solutions.
Cirrus Logic offers a broad portfolio of products including highly integrated chips, software, evaluation boards, manufacturing kits, subsystem modules and telecommunications system equipment. The Company performs its own wafer and product testing, engineering support and quality and reliability assurance, and uses joint ventures and subcontractors to manufacture wafers and assemble products. The Company also sells Cellular Digital Packet Data (CDPD) base stations to cellular telephone companies. This equipment enables the wireless communications technologies necessary to develop the markets for advanced integrated circuits.

     In fiscal 1996 and 1995, no customer accounted for 10% or more of net sales. In fiscal 1994, one customer comprised 10% of net
sales.   No other customer represented 10% or more of the Company's net sales during these periods.

     Export sales, principally in Asia, including sales to overseas operations of domestic corporations, represented 56%, 56% and 58% of net revenues in fiscal 1996, 1995 and 1994, respectively. There are no restrictions on the transfer of funds in international markets.


Basis of Presentation

     On June 1, 1995, the Board of Directors approved a two-for-one split of the Company's Common Stock. Shareholders of record as of June 19, 1995 received certificates reflecting the additional shares on July 17, 1995. All references to the number of shares of Common Stock, warrants and options to purchase shares of Common Stock, weighted average common and common equivalent shares outstanding, and share prices have been restated to reflect the two-for-one split.

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


Cash Equivalents and Investments

     Cash equivalents consist primarily of over-night deposits, commercial paper, U.S. Government Treasury instruments, and money market funds with original maturities of three months or less at date of purchase. Short-term investments have original maturities greater than three months and consist of U.S. Government Treasury instruments, money market preferred stock, auction preferred stock, municipal bonds, certificates of deposit and commercial paper.


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

     Securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity, if material. Realized gains and losses, declines in value judged to be other than temporary, and interest on available-for-sale securities are included in interest income and other, net.


Foreign Exchange Contracts

     The Company may enter into foreign currency forward exchange and option contracts to hedge certain of its foreign currency exposures. The Company's accounting policies for these instruments are based on the Company's designation of such instruments as hedging transactions. The criteria the Company uses for designating an instrument as a hedge include its effectiveness in exposure reduction and one-to-one matching of the derivative financial instrument to the underlying transaction being hedged. Gains and losses on foreign currency exchange and option contracts that are designated and effective as hedges of existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset. Gains and losses on currency option contracts that are designated and effective as hedges of transactions, for which a firm commitment has been attained, are deferred and recognized in income in the same period that the underlying transactions are settled. The Company generally does not require collateral from counterparties.

     During fiscal 1996, the Company purchased foreign currency forward exchange contracts to hedge certain yen denominated inventory purchases. In addition, during fiscal 1996, the Company purchased foreign currency option contracts to hedge certain yen denominated net balance sheet accounts and sales. As of March 30, 1996, the Company had five foreign currency option contracts outstanding denominated in Japanese yen for approximately $76,022,000. The contracts expire through June 1996.

     While the contract amounts provide one measure of the volume of the transactions outstanding at March 30, 1996, they do not represent the amount of the Company's exposure to credit risk.
The Company's exposure to credit risk (arising from the possible inability of the counterparties to meet the terms of their contracts) is generally limited to the amount, if any, by which the counterpartys' obligations exceed the obligations of the Company.

     During fiscal 1995, the Company recorded approximately $4,999,000 of foreign currency transaction gains pertaining to the remeasurment of certain unhedged balance sheet accounts denominated in Japanese yen. Transaction gains and losses were not material in fiscal
1996 and 1994.


Inventories

     The Company applies the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market principle to value its inventories. One of the factors the Company consistently evaluates in application of this principle is the extent to which products are accepted into the marketplace. By policy, the Company evaluates market acceptance based on known business factors and conditions by comparing forecasted customer unit demand for the Company's products over a specific future period or demand horizon to quantities on hand at the end of each accounting period.

     On a quarterly and annual basis, inventories are analyzed on a part-by-part basis. Inventory quantities on hand in excess of forecasted demand, as adjusted by management, are considered to have reduced market value and, therefore, the cost basis is adjusted from standard cost to the lower of cost or market. Typically, market value for excess or obsolete inventories is considered to be zero. The short product life cycles and the competitive nature of the industry are factors considered in the estimation of customer unit demand at the end of each quarterly accounting period.

     Inventories are comprised of the following (in thousands):

                                          March 30,     April 1,
                                             1996          1995
                                          ---------    ---------
     Work-in-process                      $  69,244    $  84,920
     Finished goods                          65,258       18,722
                                          ---------    ---------
                                          $ 134,502    $ 103,642
                                          =========    =========


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


Non-recurring and Merger Costs

     In the third quarter of fiscal 1996, non-recurring costs were approximately $1.2 million associated with the planned formation of the new joint venture with Lucent Technologies.

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


Advertising Expense

     The cost of advertising is expensed as incurred. Advertising costs were not significant in fiscal 1996, 1995, and 1994.


Net Income Per Common and Common Equivalent Share

     Net income per common and common equivalent share is based on the weighted average common shares outstanding and dilutive common equivalent shares (using the treasury stock or modified treasury stock method, as required). Common equivalent shares include dilutive stock options and warrants when appropriate. Dual presentation of primary and fully diluted income per share is not shown on the face of the statements of operations because the differences are insignificant.


Impact of Recently Issued Accounting Standards

     In 1995, the Financial Accounting Standards Board released the Statement of Financial Accounting Standard No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. SFAS 121 is effective for fiscal years beginning after December 15, 1995. Adoption of SFAS 121 is not expected to have a material impact on the Company's financial position or results of operations.

     The Company accounts for its stock option plans and its employee stock purchase plan in accordance with provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting Standards Board released the Statement of Financial Accounting Standard No. 123 (SFAS 123), "Accounting for Stock Based Compensation." SFAS 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. The Company expects to continue to account for its employee stock plans in accordance with the provisions of APB 25. Accordingly, SFAS 123 is not expected to have any material impact on the Company's financial position or results of operations.


Financial Presentation

     Certain prior year amounts on the Consolidated Financial
Statements have been reclassified to conform to the fiscal 1996 presentation.


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

     Foreign currency exchange and option contracts: The fair values of the Company's foreign currency exchange forward and option contracts are estimated based on quoted market prices of comparable contracts, adjusted through interpolation where necessary for maturity differences.

     Short-term debt: The fair value of short-term debt approximates cost because of the short period of time to maturity.

     Long-term debt: The fair value of long-term debt is estimated based on current interest rates available to the Company for debt instruments with similar terms and remaining maturities.

     The carrying amounts and fair values of the Company's financial instruments at March 30, 1996 are as follows (in thousands):

                                    Carrying Amount  Fair Value
                                    ---------------  ----------
Cash and cash equivalents               $ 155,979     $ 155,979
Investment securities:
     U.S. Government Treasury
          instruments                      12,085        12,024
     U.S. Government Agency
          instruments                       4,256         4,257
     Municipal bonds                        4,314         4,325
Short-term debt                           (80,000)      (80,000)
Long-term debt (current portion)          (22,460)      (22,090)
Long-term debt                            (65,571)      (63,023)
Currency options                                -            48
Letters of credit                          44,431        44,431

     The carrying amounts and fair values of the Company's financial instruments at April 1, 1995 are as follows (in thousands):

                                    Carrying Amount  Fair Value
                                    ---------------  ----------
Cash and cash equivalents               $  66,718     $  66,718
Investment securities:
     U.S. Government Treasury
          instruments                      56,723        56,729
     U.S. Government Agency
          instruments                       7,868         7,866
     Municipal auction preferred stock     11,000        11,000
     Auction preferred stock               18,000        18,000
     Commercial paper                       5,904         5,904
     Certificates of deposit                1,997         1,997
     Municipal bonds                       18,816        18,743
Long-term debt                            (23,856)      (23,856)

Investments

     The following is a summary of available-for-sale and held-to-maturity securities at March 30, 1996 (in thousands):

                                      Gross      Gross    Estimated
                                   Unrealized  Unrealized    Fair
                            Cost      Gains      Losses     Value
                          --------    ------     ------   --------
Available-for-Sale:
 U.S. Government
  Treasury instruments    $  8,190    $    -     $   60   $  8,130
 U.S. Government
  Agency instruments         4,022         -          -      4,022
 Commercial paper            4,263                           4,263
                          --------    ------     ------   --------
 Total                    $ 16,475    $    -     $   60   $ 16,415
                          ========    ======     ======   ========


Held-to-Maturity:
 U.S. Government
  Treasury instruments    $  3,895    $    -     $    1   $  3,894
 U.S. Government
  Agency instruments         2,235         1          -      2,236
 Municipal bonds             4,314        11          -      4,325
                          --------    ------     ------   --------
 Total                    $ 10,444    $   12     $    1   $ 10,455
                          ========    ======     ======   ========

     Available-for-sale and held-to-maturity securities have the following contracted maturities at March 30, 1996 (in thousands):


                               Available-for-sale     Held-to-maturity
                               ------------------     ----------------
   Less than one year                    $  8,285             $  9,068
   One to two years                         8,190                1,376
                               ------------------     ----------------
       Total                             $ 16,475             $ 10,444
                               ==================     ================



     The following is a summary of available-for-sales and held-to-maturity securities at April 1, 1995 (in thousands):

                                      Gross      Gross    Estimated
                                   Unrealized  Unrealized    Fair
                            Cost      Gains      Losses     Value
                          --------    ------     ------   --------
Available-for-Sale:
 Municipal auction
  preferred stock         $ 11,000    $    -     $    -   $ 11,000
 U.S. Government
  Treasury instruments      13,395        35          -     13,430
 U.S. Government
  Agency instruments         8,858         2          -      8,860
 Commercial paper           13,301         -          -     13,301
 Municipal bonds             9,966         -          4      9,962
 Auction preferred stock    18,000         -          -     18,000
                          --------    ------     ------   --------
 Total                    $ 74,520    $   37     $    4   $ 74,553
                          ========    ======     ======   ========

Held-to-Maturity:
 U.S. Government
  Treasury instruments    $ 47,273    $   16     $    4   $ 47,285
 U.S. Government
  Agency instruments         1,000         -          4        996
 Commercial paper           10,874        42          -     10,916
 Certificates of deposit     1,997         -          -      1,997
 Municipal bonds             8,850         -         69      8,781
                          --------    ------     ------   --------
 Total                    $ 69,994    $   58     $   77   $ 69,975
                          ========    ======     ======   ========

     Held-to-maturity securities have contracted maturities of less than one year at April 1, 1995. Available-for-sale securities have the following contracted maturities at April 1, 1995 (in thousands):


   Less than one year                  $  65,668
   One to two years                        8,852
                                       ---------
       Total                           $  74,520
                                       =========


     The following is a reconciliation of the investment categories to the balance sheet classification at March 30, 1996
(in thousands):

                             Cash and Cash   Short-term  Long-term
                              Equivalents    Investment  Investment    Total
                              -----------   -----------  ----------  ---------
Cash                          $ 149,715     $       -    $       -   $ 149,715
Available-for-sale
  securities                      6,264        10,211            -      16,475
Held-to-maturity securities           -         9,068        1,376      10,444
                              -----------   -----------  ----------  ---------
   Total                      $ 155,979     $  19,279    $   1,376   $ 176,634
                              ===========   ===========  ==========  =========


     The following is a reconciliation of the investment categories to the balance sheet classification at April 1, 1995
(in thousands):

                           Cash and Cash   Short-term
                            Equivalents    Investment     Total
                            -----------   -----------  ---------
Cash                        $  42,512     $       -    $  42,512
Available-for-sale
  securities                   11,356        63,164       74,520
Held-to-maturity
  securities                   12,850        57,144       69,994
                            -----------   -----------  ---------
   Total                    $  66,718     $ 120,308    $ 187,026
                            ===========   ===========  =========


3.  USE OF ESTIMATES AND CONCENTRATIONS OF OTHER RISKS

     The Company's financial statements are prepared in accordance with generally accepted accounting principles which requires the use of management estimates. These estimates are impacted, in part, by the following risks and uncertainties:

Inventories. The Company produces inventory based on orders received and forecasted demand. The Company must order wafers and build inventory well in advance of product shipments. Because the Company's markets are volatile and subject to rapid technology and price changes, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because many of the Company's customers place orders with short lead times. Demand will differ from forecasts and such difference may have a material effect on actual results of operations.

Dependence on PC Market. Sales of most of the Company's products depend largely on sales of personal computers (PCs). Increasing dominance of the PC motherboard or PC market by any one customer increases the risks that the Company could experience intensified pressure on product pricing and unexpected changes in customer orders as a result of changes in the customers' market share. Moreover, the Company's production schedules are based not only on customer orders, but also on forecasted demand. These issues may contribute to increasing volatility in the Company's PC-related products, and thus may increase the risk of rapid changes in revenues, margins, and earnings. Furthermore, the intense price competition in the PC industry is expected to continue to put pressure on the price of all PC components. Other IC makers, including Intel, have expressed their interest in integrating some multimedia or communications functions into their microprocessor products. Successful integration of these functions could reduce the Company's opportunities for IC sales in these areas. As a component supplier to PC OEMs and to peripheral device manufacturers, the Company is likely to experience a greater magnitude of fluctuations in demand than the Company's customers themselves experience. In addition, many of the Company's products are used in PCs for the consumer market, and the consumer PC market is more volatile than other segments of the PC market.


4.  JOINT VENTURES AND MANUFACTURING SUPPLY AGREEMENTS

MiCRUS    During September 1994, the Company and IBM completed a
series of agreements pertaining to joint manufacturing.  In
January 1995, under the terms of the agreements, a new joint venture called MiCRUS, began manufacturing semiconductor wafers for each parent company using IBM's submicron wafer processing technology. MiCRUS leased an existing 175,000 square-foot IBM facility located at the Hudson Valley Research Park in East
Fishkill, New York. Focusing initially on manufacturing CMOS wafers with line widths in the 0.6 to 0.5 micron range, MiCRUS was in volume production of both IBM and Cirrus
Logic products by the end of fiscal 1996.  IBM and Cirrus
Logic own 52% and 48% of MiCRUS, respectively. The term of the joint venture, set for nine years, may be extended by mutual accord. Activities of the joint venture are focused on the manufacture of semiconductor wafers, and do not encompass direct product licensing or product exchanges between the Company and IBM. The Company has a commitment to use 50% of the manufacturing capacity of MiCRUS. To the extent the Company does not use its share of the manufacturing capacity, it must pay a charge to MiCRUS for the cost of such underutilized capacity. During fiscal 1996, the Company recorded charges to cost of sales of approximately $14 million for the underutilization of capacity.

     In January 1995, MiCRUS leased approximately $145 million of wafer fabrication and infrastructure equipment pursuant to an operating lease with a third party and guaranteed jointly and severally by the Company and IBM. The Company believes that any
risk of loss from this guarantee is remote.   As part of the
initial agreement, the Company committed to $36 million as an equity contribution. In addition, Cirrus Logic and IBM each agreed to provide MiCRUS with approximately $100 million of additional capital equipment, through lease financing.

     In fiscal 1995 and 1996, Cirrus Logic paid $63.8 million and $14.0 million, respectively for the joint venture investment and the manufacturing agreement. Manufacturing agreement payments of $56 million are being charged to the cost of production over the life of the venture based upon the ratio of current units of production to current and anticipated future units of production. In fiscal 1996, the Company amortized approximately $3.9 million of the manufacturing agreement payments. The joint venture is accounted for on the equity method. During fiscal 1996, the Company purchased $77.1 million of manufactured wafers from MiCRUS. As of March 30, 1996, the Company had $7.4 million of accounts payable related to wafers purchased from MiCRUS.

     In March 1995, the Company and IBM agreed to a $120 million expansion of MiCRUS, of which Cirrus Logic is committed to provide $60 million in financing. The Company expects to use lease financing to fulfill its commitment. This expansion is expected to be in full production in fiscal 1997.

     In October 1995, the Company committed to fund a second expansion of MiCRUS. The cost of this expansion is anticipated to be approximately $198 million of which the Company expects to spend $33 million in cash for facilities. The remaining commitment is expected to be funded with lease financing, all of which will be guaranteed by the Company.

     As of March 30, 1996, the Company has purchased approximately $94.7 million of manufacturing equipment for MiCRUS that the Company expects to sell to a leasing company that will in turn lease the equipment to MiCRUS. As of March 30, 1996, the Company is contingently liable for MiCRUS equipment leases which have remaining payments of approximately $229 million, payable through fiscal 2002.


Lucent Technologies      In October 1995, the Company entered an
agreement with Lucent Technologies to form a joint venture (Cirent Semiconductor) to build additional wafer production capacity in an existing Orlando, Florida facility owned by Lucent Technologies.
The formation of the joint venture is pending completion of equipment lease financing to be provided by the Company and formation of the joint venture partnership. The facility will manufacture wafers using submicron wafer process technology licensed from Lucent Technologies. Cirent Semiconductor, which will have a term of 10 years, will be owned 60% by Lucent Technologies and 40% by Cirrus Logic and will be managed by a Board of Governors, of whom three will be appointed by Lucent Technologies and two will be appointed by Cirrus Logic.

     The joint venture will operate two wafer fabs, both located in the same complex, which will be leased from Lucent Technologies. One of these fabs is already in operation and the other will be
built by Lucent Technologies.   The new fab is expected to begin
operations in fiscal 1998. Lucent Technologies will purchase all of the output from the existing fab at a price that covers all costs associated with that fab. Lucent Technologies and Cirrus Logic each will be entitled to purchase one-half of the output of the new fab. If one company fails to purchase its full entitlement, the shortfall may be purchased by the other company or offered to third parties. However, if the wafers cannot be sold elsewhere, the company that failed to purchase its full entitlement will be required to reimburse Cirent Semiconductor for costs associated with underutilized capacity.

     The agreement with Lucent Technologies obligates the Company to provide $420 million in financing. The Company expects to finance
$280 million of this amount through leasing equipment and subleasing it to the joint venture or by guaranteeing leases entered into by the joint venture. Of the $140 million balance, the Company will contribute $35 million in equity in installments over a three-year period and pay $105 million for a manufacturing agreement in installments over a four-year period. The manufacturing agreement payments of $105 million, of which $10 million was paid in fiscal 1996, will be charged to the Company's cost of sales over the life of the venture based upon the ratio of current units of production to current and anticipated future units of production.
The Company will account for Cirent Semiconductor under the equity method.

United Microelectronics Corporation ("UMC")     In October 1995,
the Company entered into a foundry agreement and a foundry capacity agreement with UMC, a Taiwanese company. Under terms of the agreements, a new corporation, United Silicon, Inc., will be formed under the laws of Taiwan for the purpose of manufacturing and selling integrated circuits in wafer, die, and packaged form. United Silicon, Inc. will build a wafer fabrication facility which will be funded in part with equity investments from the Company and two other U.S. semiconductor companies and in part with debt and equipment lease financing from UMC. The Company's investment, which is denominated in New Taiwanese dollars, will total approximately $88 million and will represent a 15% equity interest in United Silicon, Inc. In the fourth quarter of fiscal 1996, the Company paid $20.6 million. The remaining equity investment will be made in fiscal 1997.

     In exchange for the Company's investment, the Company will have the right, but not the obligation, to purchase a portion of the capacity of the new manufacturing facility at fair market prices. In addition, each party will have the right of first refusal regarding capacity not fully utilized by other investors. United Silicon, Inc. is expected to begin production in fiscal 1998.

     Under terms of the agreements, the board of directors of United Silicon, Inc. will consist of seven members. UMC will appoint a majority of the directors and the Company will appoint one director. The obligations of the Company are conditional upon approval of United Silicon, Inc. by governmental authorities. In addition, the Company has initiated discussions with UMC regarding rescheduling or postponing the Company's remaining commitments under the agreements.


Taiwan Semiconductor Manufacturing Co., Ltd. ("TSMC")   In fiscal
1993 and fiscal 1996, the Company entered into volume purchase agreements with TSMC. Under each agreement, the Company committed to purchase a fixed minimum number of wafers at market prices and TSMC guaranteed to supply certain quantities. The agreements expire in March 1997 and December 2001, respectively. Under the agreement entered into in fiscal 1996, the Company has agreed to make advance payments to TSMC of approximately $118 million, one-half in fiscal 1998 and one-half in fiscal 1999.
Under both the fiscal 1993 and 1996 agreements, if the Company does not purchase the committed amount, it may be required to pay a per wafer penalty for any shortfall not sold by TSMC to other customers. The Company estimates that under the remaining term of the fiscal 1993 agreement, it is obliged to purchase approximately $37 million of product. Over the term of the fiscal 1996 agreement, the Company estimates it must purchase approximately $790 million of product in order to fully realize the advance payments required. During fiscal 1996 and 1995, the Company purchased approximately $37.2 million and $17.4 million, respectively, of product under the 1993 supply agreement and none under the 1996 agreement.


5.  INVESTMENTS

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


6.  OBLIGATIONS UNDER CAPITAL LEASES

     The Company has capital lease agreements for machinery and equipment as follows (in thousands):

                                          March 30,     April 1,
                                             1996          1995
                                          ----------   ----------

     Capitalized cost                      $ 20,076     $ 18,798
     Accumulated amortization               (11,385)     ( 8,482)
                                          ----------   ----------
           Total                           $  8,691     $ 10,316
                                          ==========   ==========

     Amortization expense on assets capitalized under capital lease obligations is included in depreciation and amortization.
The lease agreements are secured by the leased property.

     Future minimum lease payments under capital leases for the following fiscal years, together with the present value of the net minimum lease payments as of March 30, 1996, are (in thousands):

     1997                                        $  5,103
     1998                                           3,406
     1999                                           2,294
     2000                                             672
                                                 ---------
     Total minimum lease payments                  11,475
     Less amount representing interest            ( 1,102)
                                                 ---------
     Present value of net lease payments           10,373
     Less current maturities                      ( 4,115)
                                                 ---------
     Capital lease obligations                   $  6,258
                                                 =========


7.  LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                          March 30,    April 1,
                                             1996        1995
                                          ---------   ---------

     Installment notes with interest
      rates ranging from 6.18% to 9.08%    $ 87,531   $  23,356
     Installment purchase contract with
      officer of subsidiary                     500         500
     Less current maturities                (22,460)     (7,253)
                                           ---------  ---------
     Long-term debt                        $ 65,571   $  16,603
                                           =========  =========

     Principal payments for the following fiscal years are (in thousands):

          1997                                  $ 22,460
          1998                                    21,384
          1999                                    19,748
          2000                                    16,989
          2001                                     6,615
          Thereafter                                 835
                                                --------
               Total                            $ 88,031
                                                ========

     At March 30, 1996, installment notes are secured by machinery and equipment with a net book value of $79,211,000 ($18,940,000 at April 1, 1995).


8.  BANK ARRANGEMENTS

     As of March 30, 1996, the Company had a commitment for a bank line of credit up to a maximum of $135,000,000, expiring on April 30, 1996, at the bank's prime rate (8.25% at March 30, 1996). The Company had $80,000,000 outstanding under the line at March 30, 1996. Terms of the arrangement require compliance with certain covenants including the maintenance of certain financial ratios, minimum tangible net worth and profitable operations on a quarterly basis as well as a prohibition against the payment of cash dividends without prior bank approval. The Company was not in compliance with certain financial ratios and the profitability covenant as of March 30, 1996. In April 1996, the Company secured financing under a new commitment and paid all amounts outstanding under this line.

     In April 1996, the Company completed a new commitment for a bank line of credit for borrowings up to a maximum of $200,000,000 expiring on July 31, 1997, at the banks' prime rate plus one-half percent. The borrowings are secured by cash, accounts receivable, inventory, certain purchased equipment, intellectual property, and stock in the Company's subsidiaries. Use of the line is limited to the borrowing base as defined by a combination of accounts receivable and certain purchased equipment. As of March 30, 1996, the Company's borrowing base, as defined, under this line would have been limited to approximately $100 million, net of certain outstanding letters of credit. Terms of the agreement include satisfaction of certain financial ratios, minimum tangible net worth, cash flow, and leverage requirements as well as a prohibition against the payment of a cash dividend without prior bank approval.

     The Company has outstanding letters of credit with banks which are denominated in Japanese yen totaling approximately $431,000 at March 30, 1996. Such letters of credit secure inventory purchases.

     The Company has separate standby letters of credit of approximately $15,600,000 with wafer vendors to secure inventory purchases. In addition, the Company has a separate standby letter of credit of approximately $28,400,000 with a leasing company to secure lease payments under equipment leases the leasing company has with MiCRUS (see note 4) which are guaranteed by the Company.


9.  COMMITMENTS

Facilities and Equipment Under Operating Lease Agreements

     The Company leases its facilities and certain equipment under operating lease agreements, some of which have renewal options. Certain of these arrangements provide for lease payment increases based upon future fair market rates. The aggregate minimum future rental commitments under all operating leases for the following fiscal years are (in thousands):

          1997                                    $  10,192
          1998                                        9,572
          1999                                        9,231
          2000                                        9,348
          2001                                        9,046
          Thereafter                                 48,187
                                                  ---------
          Total minimum lease payments            $  95,576
                                                  =========

     Total rent expense was approximately $11,177,000, $10,242,000 and $6,264,000 for fiscal 1996, 1995 and 1994, respectively.


10.  Restructuring Charges

     In the fourth quarter of fiscal 1996, as a result of decreased demand for the Company's products for use in personal computers, which accounts for more than 80% of the Company's revenue, management reviewed the various operating areas of the business and took certain steps to bring operating expenses and capacity in line with demand. These actions resulted in a pre-tax restructuring charge of approximately $11.6 million. The principal actions in the restructuring involved the consolidation of support infrastructure and the withdrawal from an unprofitable product line and reduction of planned production capacity. This resulted in the termination of approximately 320 positions from the manufacturing, research and development, sales and marketing and administrative departments. The Company estimates the annual savings from reduced salaries, benefits and other expenses will be approximately $17 million.

     The following sets forth the Company's restructuring accrual as of March 30, 1996 (in thousands):

                    Severance and     Capacity scale back
                  related benefits      and other costs         Total
                  ----------------    -------------------    --------
Restructuring cost        $  7,536               $  4,030   $  11,566

     No payments were made for the restructuring during fiscal
1996. The Company expects that the restructuring accrual as of March 30, 1996 will result in cash payments, all of which will be made in fiscal 1997.


11.  EMPLOYEE BENEFIT PLANS

     The Company and its subsidiaries have adopted 401(k) Profit Sharing Plans ("the Plans") covering substantially all of their qualifying domestic employees. Under the Plans, employees may elect to reduce their current compensation by up to 15%, subject to annual limitations, and have the amount of such reduction contributed to the Plans. The Plans permit, but do not require, additional discretionary contributions by the Company on behalf of all participants. During fiscal 1996, 1995 and 1994, the Company and its subsidiaries matched employee contributions up to various maximums per plan for a total of approximately $2,111,000, $1,849,000 and $1,290,000, respectively. The Company intends to continue the contributions in fiscal 1997.


12. SHAREHOLDERS' EQUITY

Employee Stock Purchase Plan

     In March 1989, the Company adopted the 1989 Employee Stock Purchase Plan. As of March 30, 1996, 628,330 shares of Common Stock are reserved for future issuance. During fiscal 1996, 1995 and 1994, 593,820, 461,252 and 409,234 shares, respectively, were issued under the Employee Stock Purchase Plan.

Stock Option Plans

     The Company has various stock option plans (the "Option Plans") under which officers, key employees, non-employee directors and consultants may be granted qualified and non-qualified options to purchase shares of the Company's authorized but unissued Common Stock. Options are generally priced at the fair market value of the stock on the date of grant. Options are exercisable immediately but unvested shares are held in escrow and are subject to repurchase at the original issuance price. Options currently expire no later than ten years from date of grant.

     In previous years, the Company also has issued non-qualified stock options to purchase a total of 664,156 shares at prices ranging from $0.06 to $6.50 per share, subject to a vesting schedule of three and one-half or four years and 23,000 shares as stock grants to employees at no cost which vest over five years. The Company recognizes as compensation expense the excess of the fair market value at the date of grant over the exercise price of such options and grants. The compensation expense is amortized ratably over the vesting period of the options.

     Additional information relative to stock option activity is as follows (in thousands):
                                                      Outstanding Options
                                         Options     --------------------
                                      Available for  Number of  Aggregate
                                          Grant      Shares       Price
                                      -----------    -------   ----------
Balance, March 31, 1993                      384      7,854    $  55,369
Shares authorized for issuance             4,170          -            -
Options granted                           (4,200)     4,200       47,075
Options exercised                              -     (1,360)      (7,355)
Options cancelled                            292       (322)      (3,125)
                                      -----------    -------   ----------
Balance, April 2, 1994                       646     10,372       91,964
Shares authorized for issuance             4,796          -            -
Options granted                           (4,228)     4,228       57,574
Options exercised                              -       (898)      (3,337)
Options cancelled                            272       (314)      (4,407)
                                      -----------    -------   ----------
Balance, April 1, 1995                     1,486     13,388      141,794
Shares authorized for issuance             1,880          -            -
Options granted                           (3,086)     3,086      108,828
Options exercised                              -     (2,704)     (20,399)
Options cancelled                            529       (575)      (9,900)
                                      -----------    -------   ----------
Balance, March 30, 1996                      809     13,195    $ 220,323
                                      ===========    =======   ==========

     As of March 30, 1996, approximately 14,004,000 shares of
Common Stock were reserved for issuance under the Option Plans.


13.  INCOME TAXES

     (Loss) income before income taxes and cumulative effect of accounting change consists of (in thousands):

                               1996         1995         1994
                            ----------   ---------    ---------

     United States          $ (40,938)   $  57,541    $  40,196
     Foreign                     (785)      32,097       15,768
                            ----------   ---------    ---------
          Total             $ (41,723)   $  89,638    $  55,964
                            ==========   =========    =========

     The (benefit) provision for income taxes consists of (in thousands):

                               1996         1995         1994
                           ----------    ----------  ----------
     Federal
       Current             $  25,303     $  27,829   $  20,245
       Prepaid               (28,182)       (2,180)     (5,910)
                           ----------    ----------  ----------
                              (2,879)       25,649      14,335

     State
       Current                 3,402         2,936       4,911
       Prepaid               (10,110)       (1,308)     (1,820)
                           ----------    ----------  ----------
                              (6,708)        1,628       3,091

     Foreign
       Current                 4,047           959         720
                           ----------    ----------  ----------
     Total                 $ ( 5,540)    $  28,236   $  18,146
                           ==========    ==========  ==========

     The (benefit) provision for income taxes differs from the amount computed by applying the statutory federal rate to pretax income as follows:

                                                    1996     1995     1994
                                                   -------  -------  -------
Expected income tax (benefit) provision at
  the U.S. federal statutory rate                  (35.0%)   35.0%    35.0%
(Benefit) provision for state income taxes,
  net of federal effect                            (10.5%)    1.4%     3.6%
Foreign operating results taxed at rates
  other than the U.S. statutory rate                35.9%    (3.0%)   (3.4%)
Research and development credits
  (flow-through method)                             (3.1%)   (4.6%)   (4.7%)
Other                                               (0.6%)    2.7%     1.9%
                                                   -------  -------  -------
(Benefit) provision for income taxes               (13.3%)   31.5%    32.4%
                                                   =======  =======  =======

     Under SFAS No. 109, deferred income tax assets and liabilities reflect the net tax effects of tax carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

     Significant components of the Company's deferred tax assets and liabilities are (in thousands):

                                           March 30,   April 1,
                                             1996        1995
                                            --------   --------
     Deferred tax assets:
       Inventory valuation                  $ 25,817   $  9,443
       Accrued expenses and allowances        35,447     13,853
       Net operating loss carryforwards        3,051      3,051
       Research and development credit
          carryforwards                        4,507      2,190
       State investment tax credit
          carryforwards                        4,042          -
       Other                                   2,690      2,077
                                            --------   --------
           Total deferred tax assets          75,554     30,614
                                            --------   --------
     Deferred tax liabilities:
       Depreciation                            8,124      5,057
       Other                                   4,501        920
                                            --------   --------
           Total deferred tax liabilities     12,625      5,977
                                            --------   --------
     Total net deferred tax assets          $ 62,929   $ 24,637
                                            ========   ========

     The Company has research and development tax credit carryforwards for federal and state tax purposes of approximately $4.5 million, expiring from 2006 through 2011. The Company also has state investment tax credit carryforwards of approximately $4 million expiring in 2003.

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


14.  LEGAL MATTERS

     The Company and certain of its customers from time to time have been notified that they may be infringing certain patents and other intellectual property rights of others. Further, customers have been named in suits alleging infringement of patents by the customer products. Certain components of these products have been purchased from the Company and may be subject to indemnification provisions made by the Company to the customers. The Company has not been named in any such suits. Although licenses are generally offered in such situations, there can be no assurance that litigation will not be commenced in the future regarding patents, mask works, copyrights, trademarks, trade secrets, or indemnification liability, or that any licenses or other rights can be obtained on acceptable terms. While the Company cannot accurately predict the eventual outcome of these or any other such infringement matters, management believes that the likelihood of an outcome resulting in a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows is remote.

     On May 7, 1993, the Company was served with two shareholder class action lawsuits filed in the United States District Court for the Northern District of California. The lawsuits, which name the Company and several of its officers and directors as defendants, allege violations of the federal securities laws in connection with the announcement by Cirrus Logic of its financial results for the quarter ended March 31, 1993. The complaints do not specify the amounts of damages sought. The defendants' motions for summary judgment are currently scheduled for hearing on July 25, 1996. The Company believes the likelihood is remote that the ultimate resolution of this matter will have a material adverse effect on its financial position, results of operations or cash flows.

     Between November 7 and November 21, 1995, five shareholder class actions lawsuits were filed in the United States District Court for the Northern District of California against the Company and several of its officers and directors. A consolidated amended complaint was filed on February 20, 1996 and an amended consolidated supplemental complaint was filed on May 3, 1996.
This complaint alleges that certain statements made by defendants during the period from July 23, 1995 through December 21, 1995 were false and misleading and in violation of the federal securities laws. The defendants' motion to dismiss the complaint are currently scheduled for hearing on August 30, 1996. The complaint does not specify the amounts of damages sought. The Company believes that the allegations of the complaint are without merit, and the Company intends to defend itself vigorously. The Company believes the likelihood is remote that the ultimate resolution of this matter will have a material adverse effect on its financial position, results of operations or cash flows.

     On February 21, 1996 a shareholder class action lawsuit was filed in the Superior Court of California in and for the County of Alameda against the Company and numerous fictitiously named defendants alleged to be officers or agents of the Company. An amended complaint, which added certain of the Company's officers and directors as defendants was filed on April 18, 1996. The lawsuit alleges that certain statements made by the Company and the fictitiously named defendants during the period from October 1, 1995 through February 14, 1996 were false and misleading and that the defendants breached their fiduciary duties in making such statements in violation of California State Common and Statutory law. The complaint does not specify the amounts of damages sought. The Company believes that the allegations of the complaint are without merit, and the Company intends to defend itself vigorously. The Company believes the likelihood is remote that the ultimate resolution of this matter will have a material adverse effect on its financial position, results of operations or cash flows.


15.  SUBSEQUENT EVENT (unaudited)

     Subsequent to fiscal year end, the Company signed a memorandum of understanding with National Semiconductor, Inc. (National) for the sale of certain assets and obligations and all the intellectual property of the PicoPower product line for $18 million. In addition, related inventory will be purchased by National at a yet to be agreed to value. The transaction is subject to completion of due diligence procedures to be performed by National; the outcome of which may affect the ultimate proceeds and the gain from the sale, and/or the ultimate consummation of the sale transaction.

REPORT OF ERNST & YOUNG LLP
Independent Auditors
The Board of Directors and Shareholders
Cirrus Logic, Inc.

We have audited the accompanying consolidated balance sheets of Cirrus Logic, Inc. as of March 30, 1996 and April 1, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cirrus Logic, Inc. at March 30, 1996 and April 1, 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in fiscal 1994 the Company changed its method of accounting for income taxes.


                                                           /s/Ernst & Young LLP


San Jose, California
April 24, 1996, except for the
  second paragraph of Note 8, as
  to which the date is April 30, 1996;
  and the third paragraph of Note 14, as
  to which the date is June 27, 1996.

CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA
(Amounts in thousands except per share amounts)
(Unaudited)
                                                                                 Fiscal years by quarter
                                                      ----------------------------------------------------------------------------
                                                                     1996                                     1995
                                                      ------------------------------------    ------------------------------------
                                                       4th  **   3rd *     2nd      1st          4th      3rd      2nd      1st
                                                      -------- -------- -------- --------     -------- -------- -------- --------
Operating summary:
Net sales                                             $233,073 $295,783 $317,820 $300,269     $273,215 $228,599 $202,211 $184,997
Cost of sales                                          222,894  197,273  176,494  177,689      166,509  135,658  113,715   96,627
Restructuring costs                                     11,566        -        -        -            -        -        -        -
Non-recurring costs                                          -    1,195        -        -            -        -    3,856        -
Merger costs                                                 -        -        -        -            -        -    2,418        -
Operating (loss) income                               (117,393)  (5,818)  48,421   30,566       21,012   19,725   15,788   21,426
(Loss) income before income taxes                     (117,886)  (5,257)  48,228   33,192       27,601   21,142   18,045   22,850

Net (loss) income                                     ($88,356) ($3,601) $33,037  $22,737      $18,907  $14,482  $12,438  $15,575

Net (loss) income per common and common equivalent
   share                                                ($1.38)  ($0.06)   $0.47    $0.34        $0.29    $0.23    $0.20    $0.24

Weighted average common and common equivalent shares
   outstanding                                          63,813   63,273   70,997   67,775       64,472   63,300   63,206   63,740


In October 1991, April 1992, February 1993, and August 1994, in transactions accounted for as pooling-of-interests, the
   Company merged with Crystal Semiconductor Corporation, Acumos Incorporated, Pacific Communication Sciences, Inc., and
   PicoPower Technology, Inc., respectively.  All of the consolidated financial information reflects the combined operations of the companies.

*  In the third quarter of fiscal 1996, cost of sales increased as a result of a charge of approximately $33 million for inventory written down for lower-than-anticipated shipments of and demand for graphics, core logic and other products and a $5 million charge for anticipated payments for underutilization of capacity at the MiCRUS joint venture.

**  In the fourth quarter of fiscal 1996, cost of sales increased as a result of charges for inventory write-downs because of general market conditions and the transition to new product releases.  Results include a restructuring charge related to the streamlining of operations.







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


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K


(a)  The following documents are filed as part of this Report:

1.  Financial Statements

The following consolidated financial statements of the Registrant and Report of Ernst & Young LLP, Independent Auditors are included herewith:


(i)   Consolidated Balance Sheets as of March 30, 1996 and
      April 1, 1995.

(ii)  Consolidated Statements of Operations for the years ended
      March 30, 1996, April 1, 1995 and April 2, 1994.

(iii) Consolidated Statements of Shareholders' Equity for the years ended March 30, 1996, April 1, 1995, and
      April 2, 1994.

(iv)  Consolidated Statements of Cash Flows for the years ended
      March 30, 1996, April 1, 1995 and April 2, 1994.

(v)   Notes to Consolidated Financial Statements.

(vi)  Report of Ernst & Young LLP, Independent Auditors.


2.  Financial Statement Schedule

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


                               CIRRUS LOGIC INC.

                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                            Balance    Charged to                    Balance
                         at Beginning   Costs and                    at Close
          Item             of Period    Expenses    Deductions (1)  of Period
- -----------------------  ------------- ----------- ------------    ------------
                                      (Amounts in thousands)

1994
  Allowance for doubtful
       accounts               $ 4,627     $ 3,688      ($   78)       $  8,237

1995
  Allowance for doubtful
       accounts               $ 8,237     $ 4,631      ($3,429)       $  9,439

1996
  Allowance for doubtful
       accounts               $ 9,439     $ 4,094      ($  359)       $ 13,174


 (1) Uncollectible accounts written off, net of recoveries



3.  Exhibits

The following exhibits are filed as part of or incorporated by reference into this Report:

 3.1 (8) Restated Articles of Incorporation of Registrant, as amended.

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

10.23 (7) Partnership Agreement dated as of September 30, 1994 between Cirel Inc. and MiCRUS Holdings Inc.

10.24 (8) Amended and Restated Credit Agreement between Registrant and Bank of America dated January 31, 1995.

10.25 (9) General Partnership Agreement dated as of October 23, 1995 between the Company and AT&T.

10.26 (9) Joint Venture Formation Agreement dated as of October 23, 1995 between the Company and AT&T.

10.27 (9) Foundry Venture Agreement dated as of September 29, 1995 between the Company and United Microelectronics Corporation ("UMC").

10.28 (9) Written Assurances Re Foundry Venture Agreement dated as of September 29, 1995 between the Company and UMC.

10.29 (9) Foundry Capacity Agreement dated as of September 29, 1995 between the Company and UMC.

10.30 Multicurrency Credit Agreement dated April 30, 1996 between the Company and the Bank of America and Other Banks

11.1      Statement re: Computation of Per Share Earnings.

21.1      Proxy Statement to the 1996 Annual Meeting of
          Shareholders.

22.1      Subsidiaries of Registrant.

23.1      Consent of Ernst & Young LLP, Independent Auditors.

27        Article 5 Financial Data Schedule for 4th Qtr 10-K


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

(6) Incorporated by reference to Registrant's Report on Form 10-K for the fiscal year ended April 2, 1994.

(7) Incorporated by reference to Registrant's Report on Form 10-Q/A for the quarterly period ended October 1, 1994.

(8) Incorporated by reference to Registrant's Report on Form 10-K for the fiscal year ended April 1, 1995.

(9) Incorporated by reference to Registrant's Report on Form 10-Q/A for the quarterly period ended September 30, 1995.


(b) Reports on Form 8-K

None.



                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRRUS LOGIC, INC.
By:  /s/ Thomas F. Kelly
     Thomas F. Kelly
     Executive Vice President, Finance and Administration, Chief
     Financial Officer, Principal Accounting Officer, and Treasurer.

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas F.
Kelly, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Michael L. Hackworth                 /s/ C. Gordon Bell
Michael L. Hackworth                     C. Gordon Bell
President, Chief Executive               Director, June 28, 1996
Officer and Director
June 28, 1996


/s/ Suhas S. Patil                       /s/ D. James Guzy
Suhas S. Patil                           D. James Guzy
Chairman of the Board,                   Director, June 28, 1996
Executive Vice President,
Products and Technology
and Director
June 28, 1996


/s/ David L. Lyon                        /s/ C. Woodrow Rea, Jr.
President of PCSI (a subsidiary          C. Woodrow Rea, Jr.
of Cirrus Logic, Inc.) and               Director, June 28, 1996
Director
June 28, 1996


/s/ Thomas F. Kelly                      /s/ Walden C. Rhines
Thomas F. Kelly                          Walden C. Rhines
Executive Vice President,                Director, June 28, 1996
Finance and Administration,
Chief Financial Officer,
Principal Accounting Officer,
and Treasurer
June 28, 1996

                                         /s/ Robert H. Smith
                                         Robert H. Smith
                                         Director, June 28, 1996