Form 10-Q
period 1996-06-29
CIRRUS LOGIC INC
filed 1996-08-13
CIK 772406

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 29, 1996

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


                         YES [X]        NO [ ]


The number of shares of the registrant's common stock, no par value, was 64,662,644 as of June 29, 1996.

Part 1.  Financial Information
Item 1.   Financial Statements
                             CIRRUS LOGIC, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (In thousands, except per share data)
                               (Unaudited)
                                                             Quarter Ended
                                                          -------------------
                                                          June 29,   July 1,
                                                            1996      1995
                                                          --------- ---------
Net sales                                                 $214,898  $300,269

Costs and expenses:
  Cost of sales                                            132,407   177,689
  Research and development                                  61,218    53,950
  Selling, general and administrative                       30,568    38,064
                                                          --------- ---------
    Total costs and expenses                               224,193   269,703
                                                          --------- ---------

(Loss) income from operations                               (9,295)   30,566
Interest and other (expense) income, net                    (1,341)    2,626
                                                          --------- ---------
(Loss) income before (benefit) provision for income taxes  (10,636)   33,192
(Benefit) provision for income taxes                        (3,031)   10,455
                                                          --------- ---------
Net (loss) income                                          ($7,605)  $22,737
                                                          ========= =========


Net (loss)income per common and common equivalent share     ($0.12)    $0.34
                                                          ========= =========

Weighted average common and common
  equivalent shares outstanding                             64,159    67,775
                                                          ========= =========

See Notes to the Unaudited Consolidated Condensed Financial Statements.

                                CIRRUS LOGIC, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In thousands)
                                                          June 29,  March 30,
                                                            1996      1996
                                                          --------- ---------
                                                          (Unaudited)
                   ASSETS
Current assets:
  Cash and cash equivalents                               $112,224  $155,979
  Short-term investments                                    12,219    19,279
  Accounts receivable, net                                 127,542   133,718
  Inventories                                              133,985   134,502
  Deferred tax assets                                       53,622    52,662
  Payments for joint venture equipment to be leased        115,930    94,683
  Other current assets                                       5,915     4,004
                                                          --------- ---------
    Total current assets                                   561,437   594,827
Property and equipment, net                                171,763   170,248
Joint venture manufacturing agreements, net
  and investment in joint ventures                         105,405   104,463
Deposits and other assets                                   43,917    48,039
                                                          --------- ---------
                                                          $882,522  $917,577
                                                          ========= =========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowing                                     $92,000   $80,000
  Accounts payable and accrued liabilities                 192,279   242,901
  Accrued salaries and benefits                             28,616    41,845
  Obligations under equipment loans and
    capital leases, current portion                         27,891    26,575
  Income taxes payable                                      34,171    20,863
                                                          --------- ---------
    Total current liabilities                              374,957   412,184

Obligations under equipment loans and
  capital leases, non-current                               72,642    71,829
Other long-term                                              4,906     4,898
Commitments and contingencies

Shareholders' equity:
  Capital stock                                            338,530   329,574
  Retained earnings                                         91,487    99,092
                                                          --------- ---------
    Total shareholders' equity                             430,017   428,666
                                                          --------- ---------
                                                          $882,522  $917,577
                                                          ========= =========

See Notes to the Unaudited Consolidated Condensed Financial Statements.

                                CIRRUS LOGIC, INC.
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                  (In thousands)
                                                              Quarter Ended
                                                          -------------------
                                                          June 29,   July 1,
                                                            1996      1995
                                                          --------- ---------
Cash flows from operations:
  Net (loss) income                                        ($7,605)  $22,737
  Adjustments to reconcile net (loss) income to net
   cash flows from operations:
   Depreciation and amortization                            22,826    12,752
   Net change in operating assets and liabilities          (66,913)  (49,867)
                                                          --------- ---------
        Net cash flows used by operations                  (51,692)  (14,378)
                                                          --------- ---------
Cash flows from investing activities:
  Purchase of short-term investments                        (2,008)  (84,430)
  Proceeds from sale of short-term investments               9,068   100,896
  Additions to property and equipment                       (6,682)  (29,037)
  Joint venture manufacturing agreements and
    investment in joint ventures                            (2,000)        -
  Increase in deposits and other assets                     (3,202)   (5,588)
                                                          --------- ---------
        Net cash flows used by investing activities         (4,824)  (18,159)
                                                          --------- ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock                     7,777    12,506
  Borrowings on short-term debt                             92,000    41,000
  Borrowings on long-term debt                                   -     6,888
  Payments on long-term debt and capital lease obligations  (7,157)   (3,459)
  Payments on short-term debt                              (80,000)        -
  Increase in other long-term liabilities                      141         -
                                                          --------- ---------
        Net cash flows provided by financing activities     12,761    56,935
                                                          --------- ---------
(Decrease) increase in cash and cash equivalents           (43,755)   24,398
Cash and cash equivalents - beginning of period            155,979    66,718
                                                          --------- ---------
Cash and cash equivalents - end of period                 $112,224   $91,116
                                                          ========= =========

Supplemental disclosure of cash flow information:
  Interest paid                                             $2,634      $592
  Income taxes (refunded) paid                            ($17,394)     $872
  Equipment purchased under capitalized leases              $9,286      -
  Tax benefit of stock option exercises                     $1,055    $5,976

See Notes to the Unaudited Consolidated Condensed Financial Statements.

                              CIRRUS LOGIC, INC.

   NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. Basis of Presentation

The consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, and notes thereto for the year ended
March 30, 1996, included in the Company's 1996 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.


2. Cash Equivalents and Investments

At June 29, 1996, the Company's cash equivalents and short-term investments consisted primarily of U.S. Government Treasury and agency securities, commercial paper, auction preferred stock, municipal bonds and certificates of deposit. Cash equivalents and short-term investments held at June 29, 1996 approximate fair market value.

During the quarter ended June 29, 1996, approximately $4.3 million of securities classified as held-to-maturity as of March 30, 1996 were sold for an immaterial loss. The securities sold were tax-advantaged investments that the Company determined yielded less than other securities it held at the time of sale. As of June 29, 1996, all securities are classified as available-for-sale.


3. Inventories

Inventories are comprised of the following:

                                             June 29,       March 30,
                                               1996           1996
                                            ---------      ---------
                                                 (In thousands)
          Work-in-process                   $  71,047      $  69,244
          Finished goods                       62,938         65,258
                                            ---------      ---------
                   Total                    $ 133,985      $ 134,502
                                            =========      =========



4. Income Taxes

The Company provides for income taxes during interim reporting periods based upon an estimate of the annual effective tax rate. Such estimate reflects an effective tax rate lower than the federal statutory rate primarily because of foreign operating results which are taxed at rates other than the U.S. statutory rate and state research and investment tax credits.


5. Net (Loss) Income Per Common and Common Equivalent Share

Net (loss) income per common and common equivalent share is based on the weighted average common shares outstanding and dilutive common equivalent shares (using the treasury stock or modified treasury stock method, whichever applies). Common equivalent shares include stock options and warrants when appropriate. Dual presentation of primary and fully diluted earnings per share is not shown on the face of the income statement because the differences are insignificant.


6. Commitments and Contingencies

As of June 29, 1996, the Company is contingently liable for MiCRUS equipment leases which have remaining payments of approximately
$309 million, payable through fiscal 2002.

On May 7, 1993, the Company was served with two shareholder class action lawsuits filed in the United States District Court for the Northern District of California. The lawsuits, which name the Company and several of its officers and directors as defendants, allege violations of the federal securities laws in connection with the announcement by Cirrus Logic of its financial results for the quarter ended March 31, 1993. The complaints do not specify the amounts of damages sought. The hearing for the defendants motions for summary judgment began on August 8, 1996. The Company believes that the allegations of the complaint are without merit, and the Company intends to defend itself vigorously. The Company believes the likelihood is remote that the ultimate resolution of this matter will have a material adverse effect on its financial position, results of operations or cash flows.

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


7. Subsequent Events

During July 1996, the Company signed a definitive agreement with National Semiconductor, Inc. for the sale of the PicoPower product line. The final close is scheduled to occur in August and the Company anticipates it will record a gain on the sale of approximately $9 million in connection with the transaction.

On August 9, 1996, the Company completed the establishment of Cirent Semiconductor, its partnership with Lucent Technologies for wafer fabrication in Orlando, Florida.

Item 2.
             Management's Discussion and Analysis of
         Financial Condition and Results of Operations


This information should be read along with the unaudited consolidated condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 30, 1996, contained in the Annual Report to Shareholders on Form 10-K.

Except for historical information contained herein, this Discussion and Analysis contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties, including those discussed below or in the Company's Form 10-K for the fiscal year ended March 30, 1996, that could cause actual results to differ materially from those projected. The Form 10-K referred to in this paragraph is expressly incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


Results of Operations

The following table discloses the percentages that income statement items are to net sales and the percentage change in the dollar amounts for the same items compared to the similar period in the prior fiscal year.



                                                          Percentage of Net Sales
                                                            Quarter Ended
                                                          -------------------
                                                          June 29,   July 1,   Percent
                                                            1996      1995      change
                                                          --------- --------- ----------
    Net sales                                                  100%      100%       -28%

    Gross margin                                                38%       41%       -33%
    Research and development                                    28%       18%        13%
    Selling, general and administrative                         14%       13%       -20%
   (Loss) income from operations                                -4%       10%       N/A
   (Loss) income before income taxes                            -5%       11%       N/A
   (Benefit) provision for income taxes                         -1%        3%       N/A

    Net (loss) income                                           -4%        8%       N/A

Net Sales

Net sales for the first quarter of fiscal 1997 were $214.9 million, a decrease of 28% from the $300.3 million reported for
the first quarter of fiscal 1996.   Sales of mass storage products
increased in the first quarter of fiscal 1997 over the comparable quarter in fiscal 1996, but the increase was more than offset by decreases in net sales of graphics, audio and other products.

For the first quarter of fiscal 1997, export sales (including sales to U.S.-based customers with manufacturing plants overseas) were 65% of total sales compared to 61% for the corresponding period in fiscal 1996.

The Company's sales are currently denominated primarily in U.S.
dollars. The Company may enter into foreign currency forward exchange and option contracts to hedge certain of its foreign currency exposures.

Sales to Seagate and Compaq were each approximately 10% of net sales during the first quarter of fiscal 1997. No other customers accounted for 10% or more of sales during the first quarter of fiscal 1997 or fiscal 1996.


Gross Margin

The gross margin was 38% in the first quarter of fiscal 1997, compared to 41% for the first quarter of fiscal 1996. The gross margin decline was the result, in part, of sales of older products with prices lower relative to prices in the first quarter of fiscal 1996.


Research and Development

Research and development expenditures increased $7.3 million over the first quarter of fiscal 1996 to $61.2 million in the first quarter of fiscal 1997. The expenditures were approximately 28% of net sales in the first quarter of fiscal 1997 compared to 18% in the comparable period of fiscal 1996. Expenses increased in absolute amounts as the Company continued to invest in new product development. The Company intends to continue making substantial investments in research and development and expects these expenditures will continue to increase through fiscal 1997 in absolute terms.


Selling, General and Administrative Expenses

Selling, general and administrative expenses represented approximately 14% and 13% of net sales in the first quarter of fiscal 1997 and fiscal 1996, respectively. The absolute spending decrease in fiscal 1997 reflects reduced compensation expenses, decreased marketing expenses for promotions and advertising, and decreased administrative expenses.



Income Taxes

The Company's effective tax rate was 28.5% for the first quarter of fiscal 1997, as against 31.5% for the first quarter of fiscal 1996. The 28.5% estimated annual effective tax rate is less than the U.S. federal statutory rate of 35%, and less than the effective tax rate of 31.5% for the first quarter of fiscal 1996, primarily because of foreign operating results which are taxed at rates other than the U.S. statutory rate and state research and investment tax credits.

The estimated effective tax rate for fiscal 1997 of 28.5% is different than the annual effective tax rate of 13.3% for fiscal
1996 primarily because of certain operating losses incurred by the Company in fiscal 1996 for which minimal tax benefits were recognized.


Liquidity and Capital Resources

The Company used approximately $51.7 million of cash and cash equivalents in its operating activities during the first quarter of fiscal 1997 as compared to approximately $14.4 million during the first quarter of fiscal 1996. The increased use of cash was primarily caused by the loss from operations and the net change in operating assets and liabilities offset somewhat by an increase in the non-cash effect of depreciation and amortization.

The Company used $4.8 million in cash in investing activities during the first quarter of fiscal 1997, and $18.2 million during the comparable period of fiscal 1996. The Company reduced short-term investment activities along with additions to property and equipment during fiscal 1997.

Financing activities provided $12.8 million in cash during the first quarter of fiscal 1997 and $56.9 million during the comparable period of fiscal 1996. Net short-term borrowings decreased and payments on long-term debt and capital lease obligations increased during the first quarter of fiscal 1997.

Cash, cash equivalents and short-term investments decreased $50.9 million from $175.3 million at March 30, 1996, to $124.4 million at June 29, 1996. During the same period accounts receivable and inventories decreased $6.2 million and $0.5 million, respectively, and accounts payable, accrued salaries and benefits, income taxes payable and other accrued liabilities decreased $50.5 million.
The decreases in accounts receivable, inventory, accounts payable and accrued liabilities are associated with the slowdown in the Company's operations.

The semiconductor industry is extremely capital intensive. To remain competitive, the Company must continue to invest in advanced wafer manufacturing and in test equipment. The Company estimates that its total financial obligations for the IBM, Lucent Technologies, UMC and TSMC transactions (excluding wafer purchases) may total $438 million in fiscal 1997 and $397 million in the following three fiscal years. The Company intends to obtain most of the necessary capital through direct or guaranteed equipment lease financing and the balance through debt and/or equity financing, and cash generated from operations.

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


Future Operating Results

Quarterly Fluctuations

Revenues for the second quarter of fiscal 1997 are expected to increase over the first quarter ended June 29, 1996.

The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. The Company's operating results are affected by a wide variety of factors, many of which are outside of the Company's control, including but not limited to, economic conditions and overall market demand in the United States and worldwide, the Company's ability to introduce new products and technologies on a timely basis, changes in product mix, fluctuations in manufacturing costs which affect the Company's gross margins, declines in market demand for the Company's and its customers' products, sales timing, the level of orders which are received and can be shipped in a quarter, the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products, product obsolescence, price erosion, and competitive factors. The Company's operating results in the rest of fiscal 1997 are likely to be affected by these factors as well as others.

The Company must order wafers and build inventory well in advance of product shipments. Because the Company's markets are volatile and subject to rapid technology and price changes, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because many of the Company's customers place orders with short lead times and because sales to these customers have increased as a percentage of total sales, particularly for certain graphics and audio products. In the second quarter of fiscal 1997, to a greater extent than commonly experienced in the past, a significant portion of the Company's revenues from graphics and audio products is dependent on sales to customers who place orders with short lead times for delivery in the quarter. These factors increase not only the inventory risk but also the difficulty of forecasting quarterly operating results. Moreover, as is common in the semiconductor industry, the Company frequently ships more product in the third month of each quarter than in either of the first two months of the quarter, and shipments in the third month are higher at the end of that month. The concentration of sales in the last month of the quarter contributes to the difficulty in predicting the Company's quarterly revenues and results of operations.

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

In the second quarter of fiscal 1997, several of the Company's key products are in the customer qualification stage. Customers are currently completing board and system level designs and qualification of these new products. Revenue, if any, from the ultimate sales of these products could be postponed a quarter or more by any board or system level design or qualification delays. Also, the Company's gross margins will depend on the Company's success at introducing and ramping production of new products quickly and effectively because generally the gross margins of semiconductor products decline as competitive products are introduced. The Company must deliver product to customers according to customer schedules. Delays in new product introductions could affect revenues and gross margins for current and follow-on products if customers shift to competitors to meet their requirements.


Issues Relating to Manufacturing and Manufacturing Investment

In the first quarter of fiscal 1997, manufacturing supply exceeded demand for certain of the Company's products.

Although the Company believes that its efforts to increase its source of wafer supply through joint ventures (MiCRUS with IBM and Cirent Semiconductor with Lucent Technologies) and other arrangements have significant potential benefits to the Company, there are also risks, some of which materialized in the third and
fourth quarter of fiscal 1996.   These arrangements reduce the
Company's flexibility to reduce the amount of wafers it is committed to purchase and increase the Company's fixed manufacturing costs as a percentage of overall costs of sales. As a result, the operating results of the Company are becoming more sensitive to fluctuations in revenues. In the case of the Company's joint ventures, overcapacity results in underabsorbed fixed cost, which adversely affects gross margins and earnings, just as underabsorbed MiCRUS fixed cost affected the Company's earnings in the third and fourth quarter of fiscal 1996. In the case of the Company's "take or pay" contracts with foundries, the Company must pay contractual penalties if it fails to purchase its minimum commitments.

Moreover, the Company will benefit from the MiCRUS and Cirent Semiconductor joint ventures only if they are able to produce wafers at or below prices generally prevalent in the market. If, however, either of these ventures is not able to produce wafers at competitive prices, the Company's results of operations will be materially adversely affected.

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

The Company will not be in direct control of the joint ventures or of the wafer manufacturing companies in which it invests. The Company is dependent on the joint venture management and/or its joint venture partners for the operation of these manufacturing facilities, including the hiring of qualified personnel. In addition, the manufacturing processes and policies undertaken by each manufacturing joint venture may not be optimized to meet the Company's specific needs and products. If the joint ventures are unable to manage the operations effectively, their ability to implement state-of-the-art manufacturing processes, to produce wafers at competitive costs, and to produce sufficient output could be adversely affected. Also, the Company's joint venture partners may enter into contractual or licensing agreements with third parties, or may be subject to injunctions arising from alleged violations of third party intellectual property rights, which could restrict the joint venture from using particular manufacturing processes or producing certain products.

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

Additionally, certain provisions of the MiCRUS and Cirent
Semiconductor agreements may cause the termination of the joint venture in the event of a change in control of the Company. Such provisions could have the effect of delaying, deferring or preventing a change of control of the Company.

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

Most of the Company's wafers are currently manufactured to the Company's specifications by outside merchant wafer suppliers. Although the Company has increased its future wafer supplies from the MiCRUS and Cirent Semiconductor joint ventures, the Company expects to continue to purchase a majority of its wafers from, and to be reliant upon, outside merchant wafer suppliers for at least the next two years although the number of suppliers it uses may diminish. A decrease in the volume of wafers ordered or the number of suppliers used by the Company could adversely affect the Company's ability to obtain wafers from third party suppliers in the event the Company faces unanticipated shortfalls in supply.

The Company also uses other outside vendors to package the wafer die into integrated circuits. The Company's reliance on these outside suppliers involves several risks, including the absence of adequate availability of certain packaging technologies, or control over delivery schedules, manufacturing yields, quality, and costs.

Although wafer and packaging supplies in general are expected to be sufficient to meet expected demand during fiscal 1997, the Company's results of operations could be adversely affected if particular suppliers are unable to provide a sufficient and timely supply of product, whether because of raw material shortages, capacity constraints, unexpected disruptions at the plants, delays in qualifying new suppliers or other reasons, or if the Company is forced to purchase wafers or packaging from higher cost suppliers or to pay expediting charges to obtain additional supply, or if the Company's test facilities are disrupted for an extended period of time. The Company's supply also could be adversely affected if the Company's suppliers are subject to injunctions arising from alleged violations of third party intellectual property rights. The enforcement of such an injunction could impede a supplier's ability to provide wafers, components, or packaging services to the Company. Because of the concentration of sales at the end of each quarter, a disruption in the Company's production or shipping near the end of a quarter could materially reduce the Company's revenues for that quarter. Moreover, the Company's flexibility to move production from one wafer manufacturing facility to another can be limited because such a move can require significant re-engineering, which may take several quarters. These efforts also dilute the engineering resources assigned to new product development and adversely effect new product development schedules. Accordingly, production may be constrained even though capacity is available at one or more wafer manufacturing facilities. In addition, the Company could encounter supply shortages in fiscal 1997 if sales grew substantially. Any supply shortage could adversely affect sales and operating profits. Net sales and gross margin also could be adversely affected if the Company receives orders for large volumes of products to be shipped within short periods and if the Company's product testing capacity is not adequate to process such volumes.

The greater integration of functions and complexity of operations of the Company's products also increase the risk that latent defects or subtle faults could be discovered by customers or end users after volumes of product have been shipped. If such defects were significant, the Company could incur material recall and replacement costs for product warranty.


Dependence on PC Market

Sales of most of the Company's products depend largely on sales of personal computers (PCs). The growth in the PC market and the growth in the market share enjoyed by the Company's PC OEM customers was exceptionally strong during fiscal 1995 and the first two quarters of fiscal 1996. However, certain of the Company's PC OEM customers and their subcontractors experienced lower sales and slower growth for products incorporating the Company's products in the third and fourth quarter of fiscal 1996, apparently due to less than anticipated consumer demand for such products. This led to an inventory correction by the PC and peripheral device manufacturers, which resulted in a decline in demand for products to be shipped in the third and fourth quarters of fiscal 1996 and in the Company's revenues. Some of the PC and peripheral device manufacturers continued to experience excess inventories of certain products and/or product components which include the Company's graphics, audio, and fax/modem products through the fourth quarter of fiscal 1996, which reduced demand for the Company's products in the first quarter of fiscal 1997. Customers continue to place orders with very short lead times, which could result in excess supplies or shortages of certain products.

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

The PC graphics market today consists primarily of two-dimensional
(2D) graphics accelerators, and 2D graphics accelerators with video features. Revenues from the sale of graphics products in fiscal 1997 are likely to be significantly dependent on the success of the Company's 2D graphics accelerator, the CL-GD5446. Although the Company has been informed by its customers of a number of design wins for this product, sales will be subject to market acceptance of the customers' products that incorporate the CL-GD5446.

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

The consumer PC market generally requires that multimedia audio solutions include 16-bit audio, a Sound Blaster compatible audio controller and FM synthesis emulation. Pricing pressures are forcing a transition from multi-chip solutions to products that integrate the codec, controller and synthesis integrated into a single IC. The Company's revenues from the sale of audio products in fiscal 1997 are likely to be significantly affected by the success of its recently introduced fully-integrated, single-chip audio IC. Although this product has received a number of design wins, sales will depend substantially on the market acceptance of the customer products that incorporate this IC. Moreover, aggressive competitive pricing pressures are expected to continue and may adversely affect the Company's revenues and gross margins from the sale of this product.

Three-dimensional spatial effects audio is expected to become an important feature in late fiscal 1997 and in fiscal 1998, primarily in products for the consumer marketplace. The Company is developing such products, but there is no assurance that it will succeed in doing so successfully. If the Company does not succeed in developing spatial effects audio products in a timely manner, or does not meet the cost or performance requirements of the market, revenues from the sale of audio products would be adversely affected.


Issues Relating to Mass Storage Market

The disk drive market has historically been characterized by a relatively small number of disk drive manufacturers and by periods of rapid growth followed by periods of oversupply and contraction. Additionally, growth in the mass storage market is directly affected by growth in the PC market. To the extent the PC market growth slows, disk drive demand would decline, directly impacting demand for the Company's mass storage products. As a result, suppliers to the disk drive industry experience large and sudden fluctuations in product demand. Disk drive manufacturers often build inventories during periods of anticipated growth, which results in excess inventories when growth slows. Furthermore, the price competitive nature of the disk drive industry continues to put pressure on the price of all disk drive components. In addition, on-going consolidation in the disk drive industry reduces the number of customers for the Company's mass storage products and may increase the desire of customers to source their components internally.

The Company's mass storage revenues are derived primarily from sales of disk drive controllers and more recently, from read channel chips and CD-ROM drive controllers. The Company believes that excess inventories held by its customers are likely to limit sales of the Company's magnetic disk drive products in the second quarter of fiscal 1997 and to limit sales of the Company's optical disk drive products in the second and third quarters of fiscal 1997. Revenues from mass storage products in the second half of fiscal 1997 are likely to depend heavily on the success of certain
3.5 inch disk drive products selected for use by Quantum, Seagate, and Western Digital, which in turn depends upon obtaining timely customer qualification of the new products and upon bringing the products into volume production timely and cost-effectively.


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

Sales of the first generation digital cordless phone chip set developed by PCSI for the Japanese Personal Handyphone System ("PHS") market are expected to decrease in the second and third quarters of fiscal 1997 and to cease by the end of fiscal 1997. PCSI is developing second generation chip sets for the PHS cordless phone market and future PHS revenues will be dependent on delivering these second generation chipsets. PCSI is in active discussion with potential customers on the second generation chipset, but if PCSI is not successful in developing and marketing the product then net sales, gross margin and earnings would be adversely affected.

Sales of the Company's fax/data/modem IC products will depend upon the success of the v.34 product which began shipping in June
1996. Competition in this market is intense, and pricing pressures are likely to affect margins.

The Company's PCSI subsidiary was awarded a multi-million dollar contract from AT&T Wireless Services, Inc. to develop and supply base station equipment for the newly announced pACT (Personal Air Communications Technology) network. PCSI was co-developer of this narrowband PCS technology for next-generation wireless two-way messaging. PCSI also announced that it expects to develop pACT two-way messaging subscriber units as well as pACT chip sets for original equipment manufacturers. Future pACT revenues and earnings depend on PCSI's ability to develop and market competitive products, as well as AT&T Wireless Services, Inc.'s plans and schedules for network implementation. If the pACT messaging market does not develop, or PCSI's pACT products are not competitive with those being introduced by other suppliers, then future revenues and earnings would be adversely affected.

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


Part II.  Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

On August 1, 1996, the Company held its Annual Meeting of
Shareholders. The matters voted upon at the meeting and the results of those votes were as follows:


1. Election of Directors:
                                                        Votes
                                         Votes For    Withheld
                                         ----------   --------
  Michael L. Hackworth                   57,727,369    701,546
  Suhas S. Patil                         57,721,115    707,800
  C. Gordon Bell                         57,743,852    685,063
  D. James Guzy                          57,737,026    691,889
  C. Woodrow Rea, Jr.                    57,733,731    695,184
  Walden C. Rhines                       57,734,468    694,447
  Robert H. Smith                        57,731,464    697,451


2. Approve amendment to the 1989 Employee Stock Purchase Plan:

                For               Against     Abstain    No Vote
            ----------            -------     -------    -------
            56,186,542          1,868,498     373,875         --



3. Adopt the 1996 Stock Plan and approve the reservation and authorization of 2,500,000 shares of Common Stock reserved for issuance under the terms of the plan:

                For               Against     Abstain    No Vote
            ----------         ----------     -------    -------
            49,956,411          7,229,024     425,804    817,676


4. Approve appointment of Ernst & Young LLP as Auditors:

                For               Against     Abstain    No Vote
            ----------            -------     -------    -------
            57,880,916            320,550     227,449         --


Item 6.  Exhibits and Reports on Form 8-K

 a.  Exhibits

     Exhibit 11        Statement re: Computation of Earnings per share

     Exhibit 27        Financial Data Schedule

 b.  Reports on Form 8-K
         None.

                        CIRRUS LOGIC, INC.
                           SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CIRRUS LOGIC, INC.
                                   (Registrant)


August 13, 1996               /s/ Thomas F. Kelly
Date                          Thomas F. Kelly
                              Executive Vice President, Finance and
                              Administration, Chief Financial Officer,
                              and Treasurer
                              (Principal Financial and Accounting Officer)


August 13, 1996               /s/ Michael L. Hackworth
Date                          Michael L. Hackworth
                              President, Chief Executive Officer
                              and Director (Principal Executive Officer)