Form 10-Q
period 1996-09-28
CIRRUS LOGIC INC
filed 1996-11-12
CIK 772406

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 28, 1996

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


                         YES [X]        NO [ ]


The number of shares of the registrant's common stock, no par value, was 64,957,178 as of September 28, 1996.

Part 1.  Financial Information
Item 1.   Financial Statements
                             CIRRUS LOGIC, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (In thousands, except per share data)
                               (Unaudited)
                                                             Quarter Ended     Two Quarters Ended
                                                          ------------------- --------------------
                                                          Sept. 28, Sept. 30, Sept. 28,  Sept. 30,
                                                            1996      1995       1996      1995
                                                          --------- --------- ---------- ---------
Net sales                                                 $236,030  $317,820   $450,928  $618,089

Costs and expenses and gain on sale of assets:
  Cost of sales                                            145,870   176,494    278,277   354,183
  Research and development                                  58,491    54,540    119,709   108,490
  Selling, general and administrative                       30,892    38,365     61,460    76,429
  Gain on sale of assets                                    (6,913)        -     (6,913)        -
                                                          --------- --------- ---------- ---------
    Total costs and expenses and gain on sale of assets    228,340   269,399    452,533   539,102
                                                          --------- --------- ---------- ---------

Income (loss) from operations                                7,690    48,421     (1,605)   78,987
Interest and other (expense) income, net                    (3,496)     (193)    (4,837)    2,433
                                                          --------- --------- ---------- ---------
Income (loss) before provision (benefit) for income taxes    4,194    48,228     (6,442)   81,420
Provision (benefit) for income taxes                         1,196    15,191     (1,835)   25,646
                                                          --------- --------- ---------- ---------
Net income (loss)                                           $2,998   $33,037    ($4,607)  $55,774
                                                          ========= ========= ========== =========


Net income (loss) per common and common equivalent share     $0.05     $0.47     ($0.07)    $0.80
                                                          ========= ========= ========== =========

Weighted average common and common
  equivalent shares outstanding                             64,776    70,997     64,468    69,386
                                                          ========= ========= ========== =========

See Notes to the Unaudited Consolidated Condensed Financial Statements.

                                CIRRUS LOGIC, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In thousands)
                                                          Sept. 28, March 30,
                                                            1996      1996
                                                          --------- ---------
                                                          (Unaudited)
                   ASSETS
Current assets:
  Cash and cash equivalents                                $53,661  $155,979
  Short-term investments                                    12,219    19,279
  Accounts receivable, net                                 139,051   133,718
  Inventories                                              142,089   134,502
  Deferred tax assets                                       52,662    52,662
  Payments for joint venture equipment to be leased        182,688    94,683
  Other current assets                                       1,615     4,004
                                                          --------- ---------
    Total current assets                                   583,985   594,827
Property and equipment, net                                161,416   170,248
Joint venture manufacturing agreements, net
  and investment in joint ventures                         131,178   104,463
Deposits and other assets                                   42,252    48,039
                                                          --------- ---------
                                                          $918,831  $917,577
                                                          ========= =========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowing                                     $90,000   $80,000
  Accounts payable and accrued liabilities                 228,815   242,901
  Accrued salaries and benefits                             28,332    41,845
  Obligations under equipment loans and
    capital leases, current portion                         28,242    26,575
  Income taxes payable                                      34,998    20,863
                                                          --------- ---------
    Total current liabilities                              410,387   412,184
Obligations under equipment loans and
  capital leases, non-current                               68,129    71,829
Other long-term                                              4,961     4,898
Commitments and contingencies
Shareholders' equity:
  Capital stock                                            340,869   329,574
  Retained earnings                                         94,485    99,092
                                                          --------- ---------
    Total shareholders' equity                             435,354   428,666
                                                          --------- ---------
                                                          $918,831  $917,577
                                                          ========= =========

See Notes to the Unaudited Consolidated Condensed Financial Statements.

                                CIRRUS LOGIC, INC.
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                  (In thousands)
                                                          Two Quarters Ended
                                                          -------------------
                                                          Sept. 28, Sept. 30,
                                                            1996      1995
                                                          --------- ---------
Cash flows from operations:
  Net (loss) income                                        ($4,607)  $55,774
  Adjustments to reconcile net (loss) income to net
   cash flows from operations:
   Depreciation and amortization                            44,352    27,627
   Net change in operating assets and liabilities         (110,620)  (69,542)
                                                          --------- ---------
        Net cash flows (used) provided by operations       (70,875)   13,859
                                                          --------- ---------
Cash flows from investing activities:
  Purchase of short-term investments                        (2,008) (181,692)
  Proceeds from sale of short-term investments               9,068   213,800
  Additions to property and equipment                      (11,269)  (64,521)
  Joint venture manufacturing agreements and
    investment in joint ventures                           (29,000)        -
  Increase in deposits and other assets                     (5,595)  (12,924)
                                                          --------- ---------
        Net cash flows used by investing activities        (38,804)  (45,337)
                                                          --------- ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock                     9,667    21,948
  Borrowings on short-term debt                            162,000    41,000
  Payments on short-term debt                             (152,000)  (41,000)
  Borrowings on long-term debt                               1,596    23,615
  Payments on long-term debt and capital lease obligations (14,185)   (6,257)
  Increase in other long-term liabilities                      283         -
                                                          --------- ---------
        Net cash flows provided by financing activities      7,361    39,306
                                                          --------- ---------
(Decrease) increase in cash and cash equivalents          (102,318)    7,828
Cash and cash equivalents - beginning of period            155,979    66,718
                                                          --------- ---------
Cash and cash equivalents - end of period                  $53,661   $74,546
                                                          ========= =========

Supplemental disclosure of cash flow information:
  Interest paid                                             $4,531    $1,586
  Income taxes (refunded) paid                            ($17,351)  $15,769
  Equipment purchased under capitalized leases             $10,556      $594
  Tax benefit of stock option exercises                     $1,380   $14,692

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


2. Inventories

Inventories are comprised of the following:

                                            Sept. 28,      March 30,
                                               1996           1996
                                            ---------      ---------
                                                 (In thousands)
          Work-in-process                   $ 102,290      $  69,244
          Finished goods                       39,799         65,258
                                            ---------      ---------
                   Total                    $ 142,089      $ 134,502
                                            =========      =========


3. Gain on Sale of Assets

During August 1996, the Company completed the sale of the PicoPower product line to National Semiconductor, Inc. In connection with the transaction, the Company recorded a gain of approximately $6.9 million.


4. Income Taxes

The Company provides for income taxes during interim reporting periods based upon an estimate of the annual effective tax rate. Such estimate reflects an effective tax rate lower than the federal statutory rate primarily because of foreign operating results which are taxed at rates other than the U.S. statutory rate, federal and state research tax credits, and state investment tax credits.


5. Net Income (Loss) Per Common and Common Equivalent Share

Net income (loss) per common and common equivalent share is based on the weighted average common shares outstanding and dilutive common equivalent shares (using the treasury stock or modified treasury stock method, whichever applies). Common equivalent shares include stock options and warrants when appropriate. Dual presentation of primary and fully diluted earnings per share is not shown on the face of the income statement because the differences are insignificant.


6. Commitments and Contingencies

As of September 28, 1996, the Company is contingently liable for MiCRUS equipment leases which have remaining payments of approximately $325 million, payable through fiscal 2002.

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

On February 21, 1996, a shareholder class action lawsuit was filed in the Superior Court of California in and for the County of Alameda against the Company and numerous fictitiously named defendants alleged to be officers or agents of the Company. An amended complaint, which added certain of the Company's officers and directors as defendants, was filed on April 18, 1996. On October 28, 1996, an indentical class action lawsuit was filed in the same court by the same plantiffs' lawyers on behalf of an additional plantiff. These lawsuits allege that certain statements made by the Company and the individual defendants during the period from October 1, 1995 through February 14, 1996 were false and misleading and that the defendants breached their fiduciary duties in making such statements and violated California state common and statutory law. The complaints do not specify the amounts of damages sought. The Company believes that the allegations of the complaints are without merit, and the Company intends to defend itself vigorously. The Company believes the likelihood is remote that the ultimate resolution of this matter will have a material adverse effect on its financial position, results of operations or cash flows.

On September 16, 1996, a shareholder derivative lawsuit was filed in the United States District Court for the Northern District of California against the Company and several of its officers and directors. The complaint alleges the individual defendants breached their fiduciary duties to the Company between July 26, 1995 and February 13, 1996. The complaint does not specify the amounts of damages sought. The Company believes the allegations in the complaint are without merit, and the Company intends to defend itself vigorously. The Company believes the likelihood is remote that the ultimate resolution of this matter will have a material adverse effect on its financial position, results of operations or cash flows.

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

This Discussion and Analysis contains forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below or in the Company's Form 10-K for the fiscal year ended March 30, 1996, that could cause actual results to differ materially from the Company's expectations. The Form 10-K referred to in this paragraph is expressly incorporated herein by reference. Readers are cautioned not to place undue reliance on any forward-looking statements, as they reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


Results of Operations

The following table discloses the percentages that income statement items are to net sales and the percentage change in the dollar amounts for the same items compared to the similar period in the prior fiscal year.



                                                 Percentage of Net Sales       Percentage of Net Sales
                                                   Quarter Ended                Two Quarters Ended
                                                 -------------------           -------------------
                                                 Sept. 28, Sept. 30,  Percent  Sept. 28, Sept. 30,  Percent
                                                   1996      1995     change     1996      1995     change
                                                 --------- --------- --------- --------- --------- ---------
    Net sales                                         100%      100%      -26%      100%      100%      -27%

    Gross margin                                       38%       44%      -36%       38%       43%      -35%
    Research and development                           25%       17%        7%       27%       18%       10%
    Selling, general and administrative                13%       12%      -19%       14%       12%      -20%
    Gain on sale of assets                             -3%        0%      N/A        -2%        0%      N/A
    Income (loss) from operations                       3%       15%      -84%       -0%       13%      N/A
    Income (loss) before income taxes                   2%       15%      -91%       -1%       13%      N/A
    Provision (benefit)for income taxes                 1%        5%      -92%       -0%        4%      N/A

    Net income (loss)                                   1%       10%      -91%       -1%        9%      N/A




Net Sales

Net sales for the second quarter of fiscal 1997 were $236.0 million, a decrease of 26% from the $317.8 million reported for the second quarter of fiscal 1996. Net sales for the first two quarters of fiscal 1997 were $450.9 million, a decrease of 27% from the $618.1 million reported for the comparable period of fiscal 1996. Sales of graphics, audio and mass storage products decreased in the second quarter and the first two quarters of fiscal 1997 over the comparable periods in fiscal 1996. Sales of fax/modem products increased slightly in the second quarter of fiscal 1997 over the second quarter of fiscal 1996, but decreased in the first two quarters of fiscal 1997 compared to the comparable quarters in fiscal 1996.

For the second and first two quarters of fiscal 1997, export sales (including sales to U.S.-based customers with manufacturing plants overseas) were 64% of total sales compared to 58% and 59%, respectively, for the corresponding periods in fiscal 1996.

The Company's sales are currently denominated primarily in U.S. dollars. The Company may enter into foreign currency forward exchange and option contracts to hedge certain of its foreign currency exposures.

Sales to one customer were approximately 10% of net sales during the first two quarters of fiscal 1997. No other customers accounted for 10% or more of sales during the first two quarters of fiscal 1997 or fiscal 1996.


Gross Margin

The gross margin was 38% in the second quarter of fiscal 1997, compared to 44% for the second quarter of fiscal 1996. The gross margin was 38% in the first two quarters of fiscal 1997, compared to 43% for the first two quarters of fiscal 1996. The gross margin decline in fiscal 1997 was the result, in part, of sales of older products with prices lower relative to prices in the second quarter of fiscal 1996 and the first two quarters of fiscal 1996. The gross margin was also reduced by under-loading charges in the second quarter of fiscal 1997 at the MiCRUS facility.


Research and Development

Research and development expenditures increased $4.0 million over the second quarter of fiscal 1996 to $58.5 million in the second quarter of fiscal 1997. The expenditures in the second quarter and the first two quarters of fiscal 1997 were approximately 25% and 27%, respectively, of net sales compared to 17% and 18% in the comparable periods of fiscal 1996. Expenses increased in absolute amounts as the Company continued to invest in new product development.


Selling, General and Administrative Expenses

Selling, general and administrative expenses represented approximately 13% and 14% of net sales in the second quarter and the first two quarters of fiscal 1997, respectively, compared to 12% in the corresponding periods in fiscal 1996. The dollar amount of such expenses decreased as a result of reductions in compensation expenses, marketing expenses for promotions and advertising, and administrative expenses.


Gain on Sale of Assets

During August 1996, the Company completed the sale of the PicoPower product line to National Semiconductor, Inc. In connection with the transaction, the Company recorded a gain of approximately $6.9 million.


Income Taxes

The Company's effective tax rate was 28.5% for the first and second quarters of fiscal 1997, as against 31.5% for the comparable periods of fiscal 1996. The 28.5% estimated annual effective tax rate is less than the U.S. federal statutory rate of 35%, and less than the effective tax rate of 31.5% for the second quarter of fiscal 1996, primarily because of foreign operating results which are taxed at rates other than the U.S. statutory rate, federal and state research tax credits, and state investment tax credits.


Liquidity and Capital Resources

The Company used approximately $70.9 million of cash and cash equivalents in its operating activities during the first two quarters of fiscal 1997 as compared to generating approximately $13.9 million during the first two quarters of fiscal 1996. The increased use of cash was primarily caused by the loss from operations and the net change in operating assets and liabilities (primarily the increase in payments for joint venture equipment to be leased) offset somewhat by an increase in the non-cash effect of depreciation and amortization.

The Company used $38.8 million in cash in investing activities during the first two quarters of fiscal 1997, and $45.3 million during the comparable period of fiscal 1996. The Company reduced short-term investment activities and additions to property and equipment and increased investing in joint venture manufacturing agreements and joint ventures in fiscal 1997 over fiscal 1996.

Financing activities provided $5.8 million in cash during the first two quarters of fiscal 1997 and $39.3 million during the comparable period of fiscal 1996. Net short-term borrowings increased and payments on long-term debt and capital lease obligations increased during the first two quarters of fiscal 1997 along with a decrease in the proceeds from the issuance of common stock compared to the comparable period in fiscal 1996.

Cash, cash equivalents and short-term investments decreased $109.4 million from $175.3 million at March 30, 1996, to $65.9 million at September 28, 1996. During the same period accounts receivable, inventories and payments for joint venture equipment to be leased increased $5.3 million, $7.6 million and $88.0 million, respectively, and accounts payable, accrued salaries and benefits, income taxes payable and other accrued liabilities decreased $13.5 million.

The semiconductor industry is extremely capital intensive. To remain competitive, the Company believes it must continue to invest in advanced wafer manufacturing and in test equipment. The Company estimates that its total financial obligations for the IBM, Lucent Technologies, UMC and TSMC transactions (excluding wafer purchases) may total $438 million in fiscal 1997 and $397 million in the following three fiscal years. The Company intends to obtain most of the necessary capital through direct or guaranteed equipment lease financing and the balance through debt and/or equity financing, and cash generated from operations. On November 1, 1996, the Company completed a portion of equipment lease financing at the Cirent Semiconductor joint venture with Lucent Technologies for approximately $112 million.

In addition to its investments in the various external manufacturing arrangements, the Company estimates that capital expenditures for its own facilities will be substantial through fiscal 2000. The Company expects to finance seventy to eighty percent of these capital expenditures through equipment lease or loan financing.

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

The Company must order wafers and build inventory well in advance of product shipments. Because the Company's markets are volatile and subject to rapid technology and price changes, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because many of the Company's customers place orders with short lead times. Such inventory imbalances have occurred in the past and in fact contributed significantly to the Company's operating losses in fiscal 1996. These factors increase not only the inventory risk but also the difficulty of forecasting quarterly operating results. Moreover, as is common in the semiconductor industry, the Company frequently ships more product in the third month of each quarter than in either of the first two months of the quarter, and shipments in the third month are higher at the end of that month. The concentration of sales in the last month of the quarter contributes to the difficulty in predicting the Company's quarterly revenues and results of operations.

The Company's success is highly dependent upon its ability to develop complex new products, to introduce them to the marketplace ahead of the competition, and to have them selected for design into products of leading system manufacturers. Both revenues and margins may be affected quickly if new product introductions are delayed or if the Company's products are not designed into successive generations of products of the Company's customers. These factors have become increasingly important to the Company's results of operations because the rate of change in the markets served by the Company continues to accelerate.


Issues Relating to Manufacturing and Manufacturing Investment

In the first two quarters of fiscal 1997, manufacturing supply exceeded demand for certain of the Company's products. One consequence was the Company incurred charges at its MiCRUS facility for failing to purchase sufficient wafers, negatively impacting gross margins.

Although the Company believes that its efforts to increase its source of wafer supply through joint ventures (MiCRUS with IBM and Cirent Semiconductor with Lucent Technologies) and other arrangements have significant potential benefits to the Company, there are also risks, some of which materialized in the third and fourth quarter of fiscal 1996 and the second quarter of fiscal 1997.
These arrangements reduce the Company's flexibility to reduce the amount of wafers it is committed to purchase and increase the Company's fixed manufacturing costs as a percentage of overall costs of sales. As a result, the operating results of the Company are becoming more sensitive to fluctuations in revenues. In the case of the Company's joint ventures, overcapacity results in underabsorbed fixed cost, which adversely affects gross margins and earnings. In the case of the Company's "take or pay" contracts with foundries, the Company must pay contractual penalties if it fails to purchase its minimum commitments.

Moreover, the Company will benefit from the MiCRUS and Cirent Semiconductor joint ventures if they are able to produce wafers at or below prices generally prevalent in the market. If, however, either of these ventures is not able to produce wafers at competitive prices, the Company's results of operations will be materially adversely affected. The process of beginning production and increasing volume with the joint ventures inevitably involves risks, and there can be no assurance that the manufacturing costs of such ventures will be competitive.

Certain provisions of the MiCRUS and Cirent Semiconductor agreements may cause the termination of the joint venture in the event of a change in control of the Company. Such provisions could have the effect of delaying, deferring or preventing a change of control of the Company.

In connection with the financing of its operations, the Company has borrowed money and entered into substantial equipment lease obligations and is likely to expand such commitments in the future. Such indebtedness could cause the Company's principal and interest obligations to increase substantially. The degree to which the Company is leveraged could adversely affect the Company's ability to obtain additional financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures. The Company's ability to meet its debt service and other obligations will be dependent upon the Company's future performance, which will be subject to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. An inability to obtain financing to meet these obligations could cause the Company to default on such obligations.

Although the Company has increased its future wafer supplies from the MiCRUS and Cirent Semiconductor joint ventures, the Company expects to continue to purchase substantial portions of its wafers from, and to be reliant upon, outside merchant wafer suppliers for at least the next two years. The Company also uses other outside vendors to package the wafer die into integrated circuits.

The Company's results of operations could be adversely affected in the future, and has been in the past, if particular suppliers are unable to provide a sufficient and timely supply of product, whether because of raw material shortages, capacity constraints, unexpected disruptions at the plants, delays in qualifying new suppliers or other reasons, or if the Company is forced to purchase wafers or packaging from higher cost suppliers or to pay expediting charges to obtain additional supply, or if the Company's test facilities are disrupted for an extended period of time. Because of the concentration of sales at the end of each quarter, a disruption in the Company's production or shipping near the end of a quarter could materially reduce the Company's revenues for that quarter. Production may be constrained even though capacity is available at one or more wafer manufacturing facilities because of the difficulty of moving production from one facility to another. Any supply shortage could adversely affect sales and operating profits.

The greater integration of functions and complexity of operations of the Company's products also increase the risk that latent defects or subtle faults could be discovered by customers or end users after volumes of product have been shipped. If such defects were significant, the Company could incur material recall and replacement costs for product warranty.


Dependence on PC Market

Sales of most of the Company's products depend largely on sales of personal computers (PCs). Reduced growth in the PC market could affect the financial health of the Company as well as its customers. Moreover, as a component supplier to PC OEMs and to peripheral device manufacturers, the Company is likely to experience a greater magnitude of fluctuations in demand than the Company's customers themselves experience. In addition, many of the Company's products are used in PCs for the consumer market, and the consumer PC market is more volatile than other segments of the PC market.

Other IC makers, including Intel Corporation, have expressed their interest in integrating through hardware functions, adding through special software functions, or kitting components to provide some multimedia or communications features into or with their microprocessor products. Successful integration of these functions could substantially reduce the Company's opportunities for IC sales in these areas. The intense price competition in the PC industry is expected to continue to put pressure on the price of all PC components.

A number of PC OEMs buy products directly from the Company and also buy motherboards, add-in boards or modules from suppliers who in turn buy products from the Company. Accordingly, a significant portion of the Company's sales may depend directly or indirectly on the sales to a particular PC OEM. Since the Company cannot track sales by motherboard, add-in board or module manufacturers, the Company may not be fully informed as to the extent or even the fact of its indirect dependence on any particular PC OEM, and, therefore, may be unable to assess the risk of such indirect dependence.


Issues Relating to Graphics Products

The Company continues to experience intense competition in the sale of graphics products. Several competitors introduced products and adopted pricing strategies that have increased competition in the desktop graphics market, and new competitors continue to enter the market. These competitive factors affected the Company's market share, gross margins, and earnings in the second quarter of fiscal 1997 and are likely to affect revenues and gross margins for graphics accelerator products in the future.

The PC graphics market today consists primarily of two-dimensional (2D) graphics accelerators, and 2D graphics accelerators with video features. Revenues from the sale of graphics products in fiscal 1997 are significantly dependent on the success of the Company's 2D graphics accelerator, the CL-GD5446.

3D graphics acceleration is expected to become an important capability in late fiscal 1997 and fiscal 1998, primarily in PC products for the consumer marketplace. Several competitors have already introduced 3D accelerators. During the second quarter of fiscal 1997, the Company introduced and began shipping its first 3D accelerator for the mainstream PC market. The Company is striving to bring additional products with 3D acceleration to market, but there is no assurance that it will succeed in doing so in a timely manner. If these products are not brought to market in a timely manner or do not address the market needs or cost or performance requirements, then graphics market share and sales would be adversely affected.


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

Three-dimensional spatial effects audio is expected to become an important feature in late fiscal 1997 and in fiscal 1998, primarily in products for the consumer marketplace. The Company has begun shipping such products. If the Company's spatial effects audio products do not meet the cost or performance requirements of the market, revenues from the sale of audio products would be adversely affected.


Issues Relating to Mass Storage Market

The disk drive market has historically been characterized by a relatively small number of disk drive manufacturers and by periods of rapid growth followed by periods of oversupply and contraction. Growth in the mass storage market is directly affected by growth in the PC market. Furthermore, the price competitive nature of the disk drive industry continues to put pressure on the price of all disk drive components. In addition, consolidation in the disk drive industry has reduced the number of customers for the Company's mass storage products and increased the risk of large fluctuations in demand.

The Company believes that excess inventories held by its customers limited sales of the Company's mass storage products in the second quarter of fiscal 1997 and are likely to limit sales of the Company's optical disk drive products in the third quarter of fiscal 1997. Revenues from mass storage products in the second half of fiscal 1997 are likely to depend heavily on the success of certain 3.5 inch disk drive products selected for use by various customers, which in turn depends upon obtaining timely customer qualification of the new products and upon bringing the products into volume production timely and cost-effectively.


Intellectual Property Matters

The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. The Company and certain of its customers from time to time have been notified that they may be infringing certain patents and other intellectual property rights of others. In addition, customers have been named in suits alleging infringement of patents or other intellectual property rights by customer products. Certain components of these products have been purchased from the Company and may be subject to indemnification provisions made by the Company to its customers. Although licenses are generally offered in situations where the Company or its customers are named in suits alleging infringement of patents or other intellectual property rights, there can be no assurance that any licenses or other rights can be obtained on acceptable terms. Because successive generations of the Company's products tend to offer an increasing number of functions, there is a likelihood that more of these claims will occur as the products become more highly integrated. The Company cannot accurately predict the eventual outcome of any suit or other alleged infringement of intellectual property. An unfavorable outcome occurring in any such suit could have an adverse effect on the Company's future operations and/or liquidity.


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


Competition

The Company's business is intensely competitive and is characterized by new product cycles, price erosion, and rapid technological change. Competitors include major domestic and international companies, many of which have substantially greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of their products as well as emerging companies. The ability of the Company to compete successfully in the rapidly evolving area of high-performance integrated circuit technology depends significantly on factors both within and outside of its control, including but not limited to, success in designing, manufacturing and marketing new products, wafer supply, protection of Company products by effective utilization of intellectual property laws, product quality, reliability, ease of use, price, diversity of product line, efficiency of production, the pace at which customers incorporate the Company's integrated circuits into their products, success of the customers' products, the Company's ability to attract, retain and motivate qualified personnel, and general economic conditions. Because of these and other factors, past results may not be a useful predictor of future results.


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

                                   CIRRUS LOGIC, INC.
                                   (Registrant)


November 12, 1996             /s/ Thomas F. Kelly
Date                          Thomas F. Kelly
                              Executive Vice President, Finance and
                              Administration, Chief Financial Officer,
                              and Treasurer
                              (Principal Financial and Accounting Officer)


November 12, 1996             /s/ Michael L. Hackworth
Date                          Michael L. Hackworth
                              President, Chief Executive Officer
                              and Director (Principal Executive Officer)