Form 10-Q
period 1996-12-28
CIRRUS LOGIC INC
filed 1997-02-11
CIK 772406

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended December 28, 1996

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


                         YES [X]        NO [ ]


The number of shares of the registrant's common stock, no par value, was 65,649,776 as of December 28, 1996.

Part 1.  Financial Information
Item 1.   Financial Statements
                             CIRRUS LOGIC, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (In thousands, except per share data)
                               (Unaudited)
                                                             Quarter Ended     Three Quarters Ended
                                                          -------------------- --------------------
                                                           Dec. 28,  Dec. 30,   Dec. 28,  Dec. 30,
                                                             1996      1995       1996      1995
                                                          ---------- --------- ---------- ---------
Net sales                                                  $253,309  $295,783   $704,237  $913,872

Costs and expenses and gain on sale of assets:
  Cost of sales                                             156,613   197,273    434,890   551,456
  Research and development                                   59,828    60,086    179,537   168,576
  Selling, general and administrative                        31,517    43,047     92,977   119,476
  Gain on sale of assets                                    (12,009)        -    (18,922)        -
  Non-recurring costs                                             -     1,195          -     1,195
                                                          ---------- --------- ---------- ---------
    Total costs and expenses and gain on sale of assets     235,949   301,601    688,482   840,703
                                                          ---------- --------- ---------- ---------

Income (loss) from operations                                17,360    (5,818)    15,755    73,169
Interest and other (expense) income, net                     (2,941)      561     (7,778)    2,994
                                                          ---------- --------- ---------- ---------
Income (loss) before provision (benefit) for income taxes    14,419    (5,257)     7,977    76,163
Provision (benefit) for income taxes                          4,109    (1,656)     2,274    23,990
                                                          ---------- --------- ---------- ---------
Net income (loss)                                           $10,310   ($3,601)    $5,703   $52,173
                                                          ========== ========= ========== =========


Net income (loss) per common and common equivalent share      $0.16    ($0.06)     $0.09     $0.75
                                                          ========== ========= ========== =========

Weighted average common and common
  equivalent shares outstanding                              66,460    63,273     66,382    69,437
                                                          ========== ========= ========== =========

See Notes to the Unaudited Consolidated Condensed Financial Statements.









                                CIRRUS LOGIC, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In thousands)
                                                           Dec. 28,  March 30,
                                                             1996      1996
                                                         ----------- ---------
                                                         (Unaudited)
                   ASSETS
Current assets:
  Cash and cash equivalents                              $  213,767  $155,979
  Short-term investments                                    140,103    19,279
  Accounts receivable, net                                  152,384   133,718
  Inventories                                               128,034   134,502
  Deferred tax assets                                        52,662    52,662
  Payments for joint venture equipment to be leased          76,180    94,683
  Other current assets                                       13,421     4,004
                                                         ----------- ---------
    Total current assets                                    776,551   594,827
Property and equipment, net                                 152,698   170,248
Manufacturing agreements, net
  and investments in joint ventures                         154,095   104,463
Deposits and other assets                                    50,377    48,039
                                                         ----------- ---------
                                                         $1,133,721  $917,577
                                                         =========== =========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowing                                    $       -  $ 80,000
  Accounts payable and accrued liabilities                  219,047   242,901
  Accrued salaries and benefits                              23,879    41,845
  Obligations under equipment loans and
    capital leases, current portion                          28,540    26,575
  Income taxes payable                                       39,997    20,863
                                                         ----------- ---------
    Total current liabilities                               311,463   412,184

Obligations under equipment loans and
  capital leases, non-current                                63,220    71,829
Other long-term                                               5,078     4,898

Convertible subordinated notes                              300,000         -
Commitments and contingencies

Shareholders' equity:
  Capital stock                                             349,165   329,574
  Retained earnings                                         104,795    99,092
                                                         ----------- ---------
    Total shareholders' equity                              453,960   428,666
                                                         ----------- ---------
                                                         $1,133,721  $917,577
                                                         =========== =========

See Notes to the Unaudited Consolidated Condensed Financial Statements.

                                CIRRUS LOGIC, INC.
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                  (In thousands)
                                                          Three Quarters Ended
                                                          ---------------------
                                                           Dec. 28,   Dec. 30,
                                                             1996       1995
                                                          ----------- ---------
Cash flows from operations:
  Net income                                                  $5,703   $52,173
  Adjustments to reconcile net income to net
   cash flows from operations:
   Gain on sale of assets                                    (18,922)        -
   Depreciation and amortization                              65,649    43,793
   Net change in operating assets and liabilities            (38,770)  (42,622)
                                                          ----------- ---------
        Net cash flows provided by operations                 13,660    53,344
                                                          ----------- ---------
Cash flows from investing activities:
  Proceeds from sale of assets                                38,426         -
  Purchase of short-term investments                        (133,256) (260,944)
  Proceeds from sale of short-term investments                12,432   299,888
  Additions to property and equipment                        (21,067) (106,215)
  Joint venture manufacturing agreements and
    investment in joint ventures                             (54,000)  (16,000)
  Increase in deposits and other assets                       (9,138)  (20,228)
                                                          ----------- ---------
        Net cash flows used by investing activities         (166,603) (103,499)
                                                          ----------- ---------
Cash flows from financing activities:
  Proceeds from issuance of convertible notes                290,640         -
  Proceeds from issuance of common stock                      16,867    27,883
  Borrowings on short-term debt                              172,000    41,000
  Borrowings on long-term debt                                 4,342    62,081
  Payments on long-term debt and capital lease obligations   (21,542)   (9,269)
  Payments on short-term debt                               (252,000)  (41,000)
  Increase in other long-term liabilities                        424         -
                                                          ----------- ---------
        Net cash flows provided by financing activities      210,731    80,695
                                                          ----------- ---------
Increase in cash and cash equivalents                         57,788    30,540
Cash and cash equivalents - beginning of period              155,979    66,718
                                                          ----------- ---------
Cash and cash equivalents - end of period                   $213,767   $97,258
                                                          =========== =========

Supplemental disclosure of cash flow information:
  Interest paid                                               $8,925    $2,569
  Income taxes (refunded) paid                              ($19,148)  $16,667
  Equipment purchased under capitalized leases               $10,556      $594
  Tax benefit of stock option exercises                       $2,352   $15,463

See Notes to the Unaudited Consolidated Condensed Financial Statements.

                              CIRRUS LOGIC, INC.

   NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. Basis of Presentation

The consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented except for the $2.3 million charge to other expense during the quarter ended December 28, 1996, related to the agreement in principle to settle all securities claims against the Company (see Note
8). These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, and notes thereto for the year ended March 30, 1996, included in the Company's 1996 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.


2. Inventories

Inventories are comprised of the following:

                                           December 28,    March 30,
                                               1996           1996
                                            ---------      ---------
                                                 (In thousands)
          Work-in-process                   $  78,545      $  69,244
          Finished goods                       49,489         65,258
                                            ---------      ---------
                   Total                    $ 128,034      $ 134,502
                                            =========      =========


3. Gain on Sale of Assets

During August 1996, the Company completed the sale of the PicoPower product line to National Semiconductor, Inc. The Company received approximately $17.6 million in cash for the PicoPower product line. In connection with the transaction, the Company recorded a gain of approximately $6.9 million.

During December 1996, the Company completed the sale to ADC Telecommunications Inc. of the PCSI product group that produced CDPD (Cellular Digital Packet Data) base station equipment for wireless service providers, and developed pACT (personal Air Communications Technology) base stations for AT&T Wireless Services Inc. The Company received approximately $20.8 million in cash for the group. In connection with the transaction, the Company recorded a gain of approximately $12.0 million.

During January 1997, the Company completed the sale of PCSI's Wireless Semiconductor Products assets to Rockwell International for $18.1 million in cash. This group provided digital cordless chip solutions for PHS (Personal Handyphone System) and DECT (Digital European Cordless Telecommunications) as well two-way messaging chip solutions for pACT (personal Air Communications Technology).


4.  Bank Arrangements

As of December 28, 1996, the Company has a commitment for a bank line of credit for borrowings up to a maximum of $150 million expiring on October 31, 1999, at the banks' prime rate plus one-half percent. As of December 28, 1996, no borrowings were outstanding under the line. Borrowings are secured by cash, accounts receivable, inventory, intellectual property, and stock in the Company's subsidiaries. Use of the line is limited to the borrowing base as defined by accounts receivable. Terms of the agreement include satisfaction of certain financial ratios, minimum tangible net worth, cash flow, and leverage requirements as well as a prohibition against the payment of a cash dividend without prior bank approval.


5. Income Taxes

The Company provides for income taxes during interim reporting periods based upon an estimate of the annual effective tax rate. Such estimate reflects an effective tax rate lower than the federal statutory rate primarily because of foreign operating results which are taxed at rates other than the U.S. statutory rate, federal and state research tax credits, and state investment tax credits.


6. Net Income (Loss) Per Common and Common Equivalent Share

Net income (loss) per common and common equivalent share is based on the weighted average common shares outstanding and dilutive common equivalent shares (using the treasury stock or modified treasury stock method, whichever applies). Common equivalent shares include stock options and warrants when appropriate. During December 1996, the Company issued convertible subordinated notes. These securities are included in fully diluted earnings per share computations for the period outstanding under the "if converted" method.
Dual presentation of primary and fully diluted earnings per share is not shown on the face of the income statement because the differences are insignificant.


7. Convertible Subordinated Notes

During December 1996, the Company completed an offering of $300 million of convertible subordinated notes. The notes bear interest at six percent, mature in December 2003, and are convertible into shares of the Company's common stock at $24.219 per share. Expenses associated with the offering of approximately $9.3 million are deferred and included in deposits and other assets. Such expenses are being amortized to interest expense over the term of the notes.




8. Commitments and Contingencies

As of December 28, 1996, the Company is contingently liable for MiCRUS and Cirent equipment leases which have remaining payments of approximately $625 million, payable through fiscal 2002.

During December 1996, the Company and certain of its current and former directors and officers, reached an agreement in principle which, if approved, would settle all pending securities claims against the Company for an aggregate sum of $31.3 million, exclusive of interest, $2.3 million of which will be paid by the Company with the remainder being paid by the Company's insurers. The Company recorded the $2.3 million as "other expense" in the quarter ended December 28, 1996.

The proposed settlement would include the amendment of the federal class action filed in 1995 to include claims pending in the State court with the intent that the settlement would have the effect of extinguishing the State court claims. The proposed settlement is subject to a number of contingencies, including the agreement to and execution of a definitive agreement and court approval.

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

During fiscal 1997, the Company is implementing a strategy of focusing on the markets for multimedia (graphics, video and audio), mass storage and communications. As part of this strategy, the Company has been divesting non-core business units and eliminating projects that do not fit within its core markets. At the same time, the Company has been implementing a program to manage costs and streamline operations. Nevertheless, there is no assurance that the Company will regain the levels of profitably that it has achieved in the past or that losses will not occur in the future.


Results of Operations

The following table discloses the percentages that income statement items are to net sales and the percentage change in the dollar amounts for the same items compared to the similar period in the prior fiscal year.



                                                 Percentage of Net Sales       Percentage of Net Sales
                                                   Quarter Ended                Three Quarters Ended
                                                 -------------------           -------------------
                                                 Dec. 28,  Dec. 30,   Percent  Dec. 28,  Dec. 30,   Percent
                                                   1996      1995     change     1996      1995     change
                                                 --------- --------- --------- --------- --------- ---------
    Net sales                                         100%      100%      -14%      100%      100%      -23%

    Gross margin                                       38%       33%       -2%       38%       40%      -26%
    Research and development                           24%       20%        0%       25%       18%        7%
    Selling, general and administrative                12%       15%      -27%       13%       13%      -22%
    Gain on sale of assets                             -5%         -      N/A        -3%         -      N/A
    Non-recurring costs                                  -        0%     -100%         -        0%     -100%
    Income (loss) from operations                       7%       -2%      N/A         2%        8%      -78%
    Income (loss) before income taxes                   6%       -2%      N/A         1%        8%      -90%
    Provision (benefit)for income taxes                 2%       -1%      N/A         0%        3%      -91%

    Net income (loss)                                   4%       -1%      N/A         1%        6%      -89%




Net Sales

Net sales for the third quarter of fiscal 1997 were $253.3 million, a decrease of 14% from the $295.8 million reported for the third quarter of fiscal 1996. Net sales for the first three quarters of fiscal 1997 were $704.2 million, a decrease of 23% from the $913.9 million reported for the comparable period of fiscal 1996. Sales of graphics, audio, mass storage and fax/modem products decreased in the third quarter and the first three quarters of fiscal 1997 over the comparable periods in fiscal 1996.

For the third and first three quarters of fiscal 1997, export sales (including sales to U.S.-based customers with manufacturing plants overseas) were 59% and 62% of total sales compared to 55% and 58%, respectively, for the corresponding periods in fiscal 1996.

The Company's sales are currently denominated primarily in U.S. dollars. The Company may enter into foreign currency forward exchange and option contracts to hedge certain of its foreign currency exposures.

Sales to one customer were approximately 10% of net sales during the first three quarters of fiscal 1997. No other customers accounted for 10% or more of sales during the first three quarters of fiscal 1997 or fiscal 1996.


Gross Margin

The gross margin was 38% in the third quarter of fiscal 1997, compared to 33% for the third quarter of fiscal 1996. The gross margin was 38% in the first three quarters of fiscal 1997, compared to 40% for the first three quarters of fiscal 1996. The gross margin increase in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996 was the result in part of sales of higher margin products introduced earlier in fiscal 1997. The gross margin percentage in fiscal 1996 was reduced by charges of approximately $33 million for inventory written down for lower-than-anticipated shipments and demand for graphics, core logic and other products and a $5 million charge for under use of capacity at its MiCRUS joint venture. The gross margin decline for the first three quarters in fiscal 1997 was the result, in part, of sales of older products with prices lower relative to prices for those same parts in the first three quarters of fiscal 1996. The gross margin was also reduced by under-loading charges in the second quarter of fiscal 1997 from the MiCRUS facility.


Research and Development

Research and development expenditures decreased $0.3 million over the third quarter of fiscal 1996 to $59.8 million in the third quarter of fiscal 1997. The expenditures in the third quarter and the first three quarters of fiscal 1997 were approximately 24% and 25%, respectively, of net sales compared to 20% and 18% in the comparable periods of fiscal 1996. During the third quarter of fiscal 1997, as a result of the Company concentrating new product development on projects in its core markets, expenses primarily related to reduced headcount decreased in an absolute amount compared to the comparable period of fiscal 1996.


Selling, General and Administrative Expenses

Selling, general and administrative expenses represented approximately 12% and 13% of net sales in the third quarter and the first three quarters of fiscal 1997, respectively, compared to 15% and 13%, respectively, in the corresponding periods in fiscal 1996. The dollar amount of such expenses decreased as a result of reductions in compensation expenses, marketing expenses for promotions and advertising, and administrative expenses.


Gain on Sale of Assets

During August 1996, the Company completed the sale of the PicoPower product line to National Semiconductor, Inc. The Company received approximately $17.6 million in cash for the PicoPower product line. In connection with the transaction, the Company recorded a gain of approximately $6.9 million.

During December 1996, the Company completed the sale to ADC Telecommunications Inc. of the PCSI product group that produced CDPD (Cellular Digital Packet Data) base station equipment for wireless service providers, and developed pACT (personal Air Communications Technology)
base stations for AT&T Wireless Services Inc.   The Company received
approximately $20.8 million in cash for the group. In connection with the transaction, the Company recorded a gain of approximately $12.0 million.

During January 1997, the Company completed the sale of PCSI's Wireless Semiconductor Products group's assets to Rockwell International for $18.1 million cash. This group provided digital cordless chip solutions for PHS (Personal Handyphone System) and DECT (Digital European Cordless Telecommunications) as well two-way messaging chip solutions for pACT (personal Air Communications Technology).


Income Taxes

The Company's effective tax rate was 28.5% for the third and the first three quarters of fiscal 1997, as against 31.5% for the comparable periods of fiscal 1996. The 28.5% estimated annual effective tax rate is less than the U.S. federal statutory rate of 35%, and less than the effective tax rate of 31.5% for the third quarter of fiscal 1996, primarily because of foreign operating results which are taxed at rates other than the U.S. statutory rate, federal and state research tax credits, and state investment tax credits.


Liquidity and Capital Resources

During December 1996, the Company completed an offering of $300 million of convertible subordinated notes. The notes bear interest at six percent, mature in December 2003, and are convertible into shares of the Company's common stock at $24.2188 per share. In addition during the third quarter of fiscal 1997, a $250 million lease package was completed, with Cirrus Logic as guarantor, to finance the advanced fab equipment for the Cirent Semiconductor manufacturing joint venture.

The Company generated approximately $13.7 million of cash and cash equivalents in its operating activities during the first three quarters of fiscal 1997 as compared to generating approximately $53.3 million during the first three quarters of fiscal 1996. The decrease in cash generated from operations was primarily caused by the reduction in net income and the non-cash effect of the gain on sale of assets offset somewhat by an increase in the non-cash effect of depreciation and amortization and the net change in operating assets and liabilities.

The Company used $166.6 million in cash in investing activities during the first three quarters of fiscal 1997, and $103.5 million during the comparable period of fiscal 1996. The Company reduced short-term investment activities and additions to property and equipment and increased investing in joint venture manufacturing agreements and joint ventures in fiscal 1997 over fiscal 1996. The cash used in fiscal 1997 was reduced somewhat by the proceeds from sale of assets.

Financing activities provided $210.7 million in cash during the first three quarters of fiscal 1997 and $80.7 million during the comparable period of fiscal 1996. The increase was primarily the result of the proceeds from the convertible subordinated notes issued in December 1996, offset by the repayment of short-term debt.

As of December 28, 1996, the Company has a commitment for a bank line of credit for borrowings up to a maximum of $150 million expiring on October 31, 1999, at the banks' prime rate plus one-half percent. As of December 28, 1996, no borrowings were outstanding under the line. Borrowings are secured by cash, accounts receivable, inventory, intellectual property, and stock in the Company's subsidiaries. Use of the line is limited to the borrowing base as defined by accounts receivable. Terms of the agreement include satisfaction of certain financial ratios, minimum tangible net worth, cash flow, and leverage requirements as well as a prohibition against the payment of a cash dividend without prior bank approval.

The semiconductor industry is extremely capital intensive. To remain competitive, the Company believes it must continue to invest in advanced wafer manufacturing and in test equipment. Investments will be made in the various external manufacturing arrangements and its own facilities. The Company intends to obtain most of the necessary capital through direct or guaranteed equipment lease financing and the balance through debt and/or equity financing, and cash generated from operations.

There can be no assurance that financing will be available or, if available, will be on satisfactory terms. Failure to obtain adequate financing would restrict the Company's ability to expand its manufacturing infrastructure, to make other investments in capital equipment, and to pursue other initiatives.


Future Operating Results

Quarterly Fluctuations

The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. The Company's operating results are affected by a wide variety of factors, many of which are outside of the Company's control, including but not limited to, economic conditions and overall market demand in the United States and worldwide, the Company's ability to introduce new products and technologies on a timely basis, changes in product mix, fluctuations in manufacturing costs which affect the Company's gross margins, declines in market demand for the Company's and its customers' products, sales timing, the level of orders which are received and can be shipped in a quarter, the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products, product obsolescence, price erosion, and competitive factors. The Company's operating results in the rest of fiscal 1997 and 1998 are likely to be affected by these factors as well as others.

The Company must order wafers and build inventory well in advance of product shipments. Because the Company's markets are volatile and subject to rapid technology and price changes, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because many of the Company's customers place orders with short lead times. Such inventory imbalances have occurred in the past and in fact contributed significantly to the Company's operating losses in fiscal 1996. These factors increase not only the inventory risk but also the difficulty of forecasting quarterly operating results. Moreover, as is common in the semiconductor industry, the Company frequently ships more product in the third month of each quarter than in either of the first two months of the quarter, and shipments in the third month are higher at the end of that month. The concentration of sales in the last month of the quarter contributes to difficulty in predicting the Company's quarterly revenues and results of operations.

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


Issues Relating to Manufacturing and Manufacturing Investment

In the first three quarters of fiscal 1997, manufacturing supply exceeded demand for certain of the Company's products. One consequence was the Company incurred charges at its MiCRUS facility for failing to purchase sufficient wafers, negatively impacting gross margins.

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

Although the Company has increased its future wafer supplies from the MiCRUS and Cirent Semiconductor joint ventures, the Company expects to continue to purchase portions of its wafers from, and to be reliant upon, outside merchant wafer suppliers for at least the next two years. The Company also uses other outside vendors to package the wafer die into integrated circuits.

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

The PC market is intensely price competitive. The PC manufacturers in turn put pressure on the price of all PC components, and this pricing pressure is expected to continue.


Issues Relating to Graphics Products

The Company continues to experience intense competition in the sale of graphics products. Several competitors introduced products and adopted pricing strategies that have increased competition in the desktop graphics market, and new competitors continue to enter the market. These competitive factors affected the Company's market share, gross margins, and earnings in the third quarter of fiscal 1997 and are likely to affect revenues and gross margins for graphics accelerator products in the future.

The PC graphics market today consists primarily of two-dimensional ("2D") graphics accelerators, and 2D graphics accelerators with video features. Market demand for three-dimensional ("3D") graphics acceleration began to grow in the third quarter of fiscal 1997 and is expected to grow stronger in the fourth quarter of fiscal 1997 and fiscal 1998, primarily in PC products for the consumer marketplace. Several competitors are already in production of 3D accelerators.

During the second quarter of fiscal 1997, the Company introduced and began shipping its first RAMBUS DRAM ("RDRAM")-based 3D accelerator for the mainstream PC market. The Company is striving to bring additional products with 3D acceleration to market, but there is no assurance that it will succeed in doing so in a timely manner. If these additional products, which are not expected to be available for sampling until the fourth quarter of fiscal 1997, are not brought to market in a timely manner or do not address the market needs or cost or performance requirements, then the Company's graphics market share and sales will be adversely affected. Revenues from the sale of graphics products in the fourth quarter of fiscal 1997 and in fiscal 1998 are also likely to be significantly dependent on the success of the Company's current DRAM-based 2D graphics/video accelerators and the Company's newly introduced SGRAM-based 2D graphics/video accelerators.


Issues Relating to Audio Products

Most of the Company's revenues in the multimedia audio market derive from the sales of 16-bit audio Codecs and integrated 16-bit Codec plus controller solutions for the consumer PC market. Pricing pressures have forced a transition from multi-chip solutions to products that integrate the Codec, controller and synthesis into a single IC. The Company's revenues from the sale of audio products in the fourth quarter of fiscal 1997 are likely to be significantly affected by the success of its recently introduced fully-integrated, single-chip audio ICs. Moreover, aggressive competitive pricing pressures have adversely affected and may continue to adversely affect the Company's revenues and gross margins from the sale of single-chip audio ICs. In addition, the introduction of new audio products from the Company's competitors, the introduction of mediaprocessors and the introduction of MMX processors with multimedia features by Intel Corporation could adversely affect revenues and gross margins from the sale of the Company's audio products.

Three-dimensional spatial effects audio is expected to become an important feature in the fourth quarter of fiscal 1997 and in fiscal 1998, primarily in products for the consumer marketplace. The Company has begun shipping such products. If the Company's spatial effects audio products do not meet the cost or performance requirements of the market, revenues from the sale of audio products would be adversely affected.


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

The Company believes that excess inventories held by its customers limited sales of the Company's mass storage products in the second quarter of fiscal 1997 and limited sales of the Company's optical disk drive products in the third quarter of fiscal 1997. Revenues from mass storage products in the fourth quarter of fiscal 1997 and fiscal 1998 are likely to depend heavily on the success of certain 3.5 inch disk drive products selected for use by various customers, which in turn depends upon obtaining timely customer qualification of the new products and upon bringing the products into volume production timely and cost-effectively.

The Company's revenues from mass storage products are dependent on the successful introduction by its customers of new disk drive products. Recent efforts by certain of the Company's customers to develop their own ICs for mass storage products could in the future reduce demand for the Company's mass storage products, which could have an adverse effect on the Company's revenues and gross margins from such products. In addition, in response to the current market trend towards integrating hard disk controllers with microcontrollers, the Company's revenues and gross margins from its mass storage products will be dependent on the Company's ability to introduce such integrated products in a commercially competitive manner.


Issues Relating to Communications Market

Most of the Company's revenues from communications products are expected to derive from sales of voice/data/fax modem chip sets. The market for these products is intensely competitive, and competitive pricing pressures have affected and are likely to continue to affect the average selling prices and gross margins from this product line. The success of the Company's products will depend not only on the products themselves but also on the degree and timing of market acceptance of new performance levels developed by U.S. Robotics, which will be supported by the Company's new products, and the development of standards with regard to these new performance levels. Moreover, as a relatively new entrant to this market, the Company may be at a competitive disadvantage to suppliers who have long-term customer relationships, have greater market share or have greater financial resources. In addition, the introduction of new modem products from the Company's competitors, the introduction of mediaprocessors and the introduction of MMX processors with multimedia features by Intel Corporation could adversely affect revenues and gross margins from the sale of the Company's modem products.


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


Competition

The Company's business is intensely competitive and is characterized by new product cycles, price erosion and rapid technological change. Competition typically occurs at the design stage, where the customer evaluates alternative design approaches that require integrated circuits. Because of shortened product life cycles and even shorter design-in cycles, the Company's competitors have increasingly frequent opportunities to achieve design wins in next generation systems. In the event that competitors succeed in supplanting the Company's products, the Company's market share may not be sustainable and net sales, gross margin, and earnings would be adversely affected. Competitors include major domestic and international companies, many of which have substantially greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of their products. Emerging companies are also increasing their participation in the market, as well as customers who develop their own integrated circuit products. Competitors include manufacturers of standard semiconductors, application specific integrated circuits and fully customized integrated circuits, including both chip and board-level products. The ability of the Company to compete successfully in the rapidly evolving area of high-performance integrated circuit technology depends significantly on factors both within and outside of its control, including, but not limited to, success in designing, manufacturing and marketing new products, wafer supply, protection of Company products by effective utilization of intellectual property laws, product quality, reliability, ease of use, price, diversity of product line, efficiency of production, the pace at which customers incorporate the Company's integrated circuits into their products, success of the customers' products and general economic conditions. Also the Company's future success depends, in part, upon the continued service of its key engineering, marketing, sales, manufacturing, support and executive personnel, and on its ability to continue to attract, retain and motivate qualified personnel. The competition for such employees is intense, and the loss of the services of one or more of these key personnel could adversely affect the Company. Because of this and other factors, past results may not be a useful predictor of future results.










Part II.  Other Information

Item 1.  Legal Procedings

During December 1996, the Company and certain of its current and former directors and officers, reached an agreement in principle which, if approved, would settle all pending securities claims against the Company for an aggregate sum of $31.3 million, exclusive of interest, $2.3 million of which will be paid by the Company with the remainder being paid by the Company's insurers.

The proposed settlement would include the amendment of the federal class action filed in 1995 to include claims pending in the State court with the intent that the settlement would have the effect of extinguishing the State court claims. The proposed settlement is subject to a number of contingencies, including the agreement to and execution of a definitive agreement and court approval.


Item 6.  Exhibits and Reports on Form 8-K

 a.  Exhibits

     Exhibit 10.31     Indenture Dated as of December 15, 1996
                        6% Convertible Suborinated Notes

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

                                   CIRRUS LOGIC, INC.
                                   (Registrant)


February 11, 1997             /s/ Thomas F. Kelly
Date                          Thomas F. Kelly
                              Executive Vice President, Finance and
                              Administration, Chief Financial Officer,
                              and Treasurer
                              (Principal Financial Officer)


February 11, 1997             /s/ Ronald K. Shelton
Date                          Ronald K. Shelton
                              Vice President, Finance
                              (Principal Accounting Officer)