Form 10-Q/A
period 1996-12-28
CIRRUS LOGIC INC
filed 1997-03-27
CIK 772406

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


                         YES [ ]        NO [X]


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


Item 2c.  Recent Sales of Unregistered Securities

       During December 1996, the Company completed an offering of $300 million of convertible subordinated notes. The notes bear interest at six percent, mature in December 2003, and are convertible into shares of the Company's common stock at $24.219 per share. The notes were sold by the Company to Goldman, Sachs & Co., Salomon Brothers, Inc., J.P. Morgan & Co., and Robertson, Stephens & Company (the "Initial Purchasers"). The Initial Purchasers resold $280,725,000 of the Notes, in a transaction exempt from the registration requirements of the Securities Act, to persons reasonably believed by such initial purchaser to be "qualified institutional buyers" (as defined in Rule 144A under the Securities Act), or other institutional "accredited investors" (as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act. An additional $19,275,000 aggregate principal amount of Notes were issued in the Original Offering by the Company and sold by the Initial Purchasers in compliance with the provisions of Regulation S under the Securities Act. Aggregate discounts to the Initial Purchasers totalled $9,375,000. The net proceeds of the Offering to the Company, after deducting the discounts and offering expenses, were $289,700,000.


Item 6.  Exhibits and Reports on Form 8-K

 a.  Exhibits

   * Exhibit 4.1       Indenture Dated as of December 15, 1996
                         6% Convertible Suborinated Notes

     Exhibit 11        Statement re: Computation of Earnings per share

     Exhibit 27        Financial Data Schedule

 b.  Reports on Form 8-K
         None.

*  Filed previously

                        CIRRUS LOGIC, INC.
                           SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CIRRUS LOGIC, INC.
                                   (Registrant)


March 26, 1997                /s/ Thomas F. Kelly
Date                          Thomas F. Kelly
                              Executive Vice President, Finance and
                              Administration, Chief Financial Officer,
                              and Treasurer
                              (Principal Financial Officer)


March 26, 1997                /s/ Ronald K. Shelton
Date                          Ronald K. Shelton
                              Vice President, Finance
                              (Principal Accounting Officer)