Form 10-K
period 1997-03-29
CIRRUS LOGIC INC
filed 1997-06-17
CIK 772406

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended March 29, 1997

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

     The number of outstanding shares of the registrant's common stock, no par value, was 66,156,295 as of March 29, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 1997 Annual Meeting of Shareholders to be held July 31, 1997 are incorporated by reference into
Part III of this Form 10-K.

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

     Cirrus Logic, Inc. is a leading manufacturer of integrated circuits ("ICs") for the personal computer, consumer and industrial markets. The Company has developed a broad portfolio of products and technologies for multimedia, including graphics, video and audio; mass storage, including magnetic hard disk and CD-ROM; communications over local and wide area networks; and advanced mixed-signal applications.

     The Company's customers include most of the top manufacturers of personal computers ("PCs") and PC-related equipment, including Acer, Apple, Compaq, Dell, Hewlett-Packard, IBM, NEC, Packard Bell and Toshiba. The Company also serves most of the major hard disk drive manufacturers, including Fujitsu, Quantum, Seagate and Western Digital. The Company believes that, in the PC multimedia market, it is a major supplier of graphics accelerators and 16-bit audio codecs, and that, in the mass storage market, it is a major supplier of disk drive controllers, disk drive read channel ICs and CD-ROM controllers. The Company also is a major supplier of PC CardBus host adaptors for portable computers, and the Company has recently introduced advanced ICs for V.34 bi voice/fax/ data modems and LAN controllers for PC applications.

     During fiscal 1997, the Company introduced a number of new products in its core markets. Within the multimedia market, the Company introduced its first Laguna RDRAM-based 3D graphics accelerator ICs in September 1996 and in the same quarter the Company began production of single-chip audio solutions that integrate audio codec, controller and FM music synthesis and provide 3D spatial sound effects. Within the mass storage market, the Company began production of a new generation of its single-chip digital PRML read-channel chips. These products have been designed into systems by Seagate, Quantum and Western Digital.
The Company also introduced its first controller for recordable/ erasable CD drives, with increased playback speeds (up to 18x) and increased record speeds (up to 8x).

     Historically, the Company relied for its wafer manufacturing needs upon "merchant wafers" manufactured by outside suppliers. The Company is currently one of the world's largest purchasers of merchant wafers. In response to its rapid growth, and in an effort to gain more control over its wafer supply, the Company pursued a strategy to expand its wafer supply sources by taking direct ownership interests in wafer manufacturing joint ventures. The Company believes such joint ventures provide important competitive advantages, including: (i) assured wafer capacity,
(ii) wafer costs potentially lower than the cost of merchant wafers, particularly during periods in which the industry is capacity constrained, and (iii) early access to advanced process technology from industry leaders. In 1994, the Company and IBM formed MiCRUS, a manufacturing joint venture that produces wafers for both companies. MiCRUS began operations in 1995 and is now engaged in a second expansion. In addition, in July 1996, the Company and Lucent Technologies (formerly AT&T Microelectronics) formed Cirent Semiconductor, a manufacturing joint venture that will produce wafers for both companies. Cirent Semiconductor began operations in the fourth quarter of fiscal 1997. Both the MiCRUS and the Cirent Semiconductor joint ventures require the Company to provide or guarantee substantial equipment financing. In November 1996, the Company completed a lease financing of approximately $253 million of equipment for its Cirent Semiconductor joint venture. Of this amount, approximately $160 million was released to reimburse the Company for equipment which had already been purchased and the remainder has been committed for future equipment purchases. In addition, the Company has long-term volume purchase agreements with Taiwan Semiconductor Manufacturing Co., Ltd. The Company believes that it will continue to rely on merchant wafer suppliers for a substantial portion of its wafer requirements for at least the next two years.

     From fiscal 1992 through fiscal 1996 the Company grew rapidly, with revenues increasing from $218 million to $1.15 billion as a result of internal growth and acquisitions. During this period, the Company launched programs to pursue a variety of market opportunities within the PC, communications and consumer electronics markets. In early 1996, however, the Company determined that the breadth of its programs was diverting engineering and management resources from products for the Company's core markets. Accordingly, during fiscal 1997, the Company adopted and began implementing a strategy of focusing on the markets for multimedia (graphics, video and audio), mass storage and communications. As part of this strategy, the Company began divesting non-core business units and eliminating projects that did not fit within its core markets.

     During the second quarter of fiscal 1997, the Company completed the sale of the PicoPower product line to National Semiconductor, Inc. The Company received approximately $17.6 million in cash for the PicoPower product line. In connection with the transaction, the Company recorded a gain of approximately $6.9 million.

     During the third quarter of fiscal 1997, the Company completed the sale to ADC Telecommunications Inc. of the PCSI product group that produced CDPD (Cellular Digital Packet Data) base station equipment for wireless service providers, and developed pACT (personal Air Communications Technology) base stations for AT&T Wireless Services Inc. The Company received approximately $20.8 million in cash for the group. In connection with the transaction, the Company recorded a gain of approximately $12.0 million.

     During the fourth quarter of fiscal 1997, the Company completed the sale of the assets of PCSI's Wireless Semiconductor Products to Rockwell International for $18.1 million in cash and made the decision to shut down PCSI's Subscriber Product Group. PCSI's Wireless Semiconductor Product Group provided digital cordless chip solutions for PHS (Personal Handyphone System) and DECT (Digital European Cordless Telecommunications) as well two-way messaging chip solutions for pACT (personal Air Communications Technology). In connection with the sale of the Wireless Semiconductor Product Group and the shut-down of the Subscriber Group, the Company recorded a net gain of $0.3 million in the fourth quarter.

     Also during fiscal 1997, the Company implemented a program to manage costs and streamline operations. These efforts culminated in the fourth quarter with a reorganization into four market focused divisions (Personal Computer Products, Communications Products,
Mass Storage Products and Crystal Semiconductor Products), and a decision to outsource its production testing and to consolidate certain corporate functions. In connection with these actions, the Company completed a workforce reduction of approximately
400 people in April 1997, representing approximately 15 percent of the worldwide staff. Although the Company expects to realize the immediate benefit of a reduced cost structure and anticipates other benefits from the reorganization into market focused divisions, there is no assurance that the Company will regain the levels of profitably that it has achieved in the past or that losses will not occur in the future.

     The results of operations for the fourth quarter of fiscal 1997 were impacted by the reorganization, the outsourcing of production testing, the consolidation of certain corporate functions and other related factors. The results of operations for the fourth quarter of fiscal 1997 include a restructuring charge of $21.0 million, the majority of which is attributable to the workforce reduction, the write-off of excess assets and accruals of excess facilities. In addition, the results of operations also include charges totaling approximately $34.5 million, which are included in cost of sales. The majority of these charges are related to anticipated manufacturing capacity variances and some inventory write-downs. Excluding these charges, the Company's loss from operations for the fourth quarter of fiscal 1997 would have been $1.5 million.


Background

       ICs have become pervasive and are found in products ranging from consumer electronics to automobiles. The PC industry is the largest source of demand for ICs. The market also has expanded to include a broad array of portable products from notebook computers to pocket organizers and hand-held personal computing and communications devices. In addition, the average IC content per machine has increased as CD-ROM drives, 16-bit stereo sound, 64-bit graphics accelerators, network access and fax/modem/voicemail/speakerphones have become increasingly standard.

       The vast majority of PCs shipped today rely on microprocessors from a single source. With the same processor technology available across the spectrum of PC products, the primary distinguishing characteristics of today's leading PCs have become the graphics, video, audio, mass storage, and communications capabilities and, in portable computers, weight, form factor (size), screen quality and battery life. PC functionality is controlled by increasingly complex subsystems, or "computers within the computer," whose features, performance and cost characteristics are largely determined by their semiconductor components. Cirrus Logic has developed one of the industry's broadest portfolios of products and technology to address the multimedia, communications, and mass storage applications that are among the primary features used by PC manufacturers to differentiate their products. Semiconductor vendors to the PC market must provide high levels of innovation and must contend with increasingly short product lives and extreme cost pressures. The first product to market that provides a desired new functionality may earn attractive margins, but prices fall rapidly once comparable competitive products are available.

       These trends create substantial opportunity for semiconductor suppliers but demand that a broad set of skills be brought together within a single entity. The cost pressures, the performance requirements and the drive to smaller form factors have led to higher levels of integration, as circuit boards containing many chips are replaced by one- or two-chip solutions. Higher integration in turn requires designers to combine analog and digital functions into mixed-signal circuits, to combine disparate functions into single ICs, and to apply increasing levels of systems and software expertise.

       As the capabilities of the PC continue to evolve, the core technologies of the computing, communications, and consumer electronics markets have begun to converge. For example, consumer audio and video electronics markets, traditionally based on analog components, are now transitioning to digital technologies similar to those developed for multimedia audio and video in the PC. This convergence of technologies provides the opportunity for companies developing advanced products for PCs to leverage their research and development investments to serve the communications and consumer electronics markets. In addition, the transition of these markets from analog to digital technologies also may create significant additional demand for IC capacity, since digital designs require larger semiconductors and, consequently, more wafer capacity.

       ICs produced with newer, smaller physical dimensions for the circuitry are substantially smaller and less expensive and provide higher performance than ICs with the same functionality produced with older generation technology. For this reason, the demand for lower cost and higher performance ICs has forced the semiconductor industry to adopt increasingly advanced manufacturing processes. Most ICs for the markets served by the Company are now manufactured using 0.6, 0.5 and 0.35-micron processes. The Company believes that the next generation PCs are likely to require that ICs be manufactured with processes of 0.25-micron or smaller. Historically, wafers produced with the most advanced process technology have often been in short supply, and the Company anticipates demand may exceed the supply of 0.25 micron and smaller wafers for the first two to three years after those technologies become widely used in the Company's markets.


Markets and Products

       Cirrus Logic targets large existing markets that are undergoing major product or technology transitions, as well as emerging markets that have forecasts of high growth. The Company applies its analog, digital, and mixed-signal design capabilities, systems-level engineering and software expertise to create highly integrated solutions that enable its customers to differentiate their products and reduce their time to market. These solutions are implemented primarily in ICs and related software, but may also include subsystem modules and system equipment.

       Within the major growth markets represented by personal computers, communications, industrial automation and consumer electronics, the Company's products address key system-level applications including multimedia (graphic, video, and audio), magnetic and optical mass storage, communications, and hand-held and portable computing and communication devices. The Company's advanced mixed signal products, which target a variety of industrial and other applications, serve as a technology driver for product development throughout the Company.

    Multimedia

       The Company offers a broad range of multimedia products, comprising primarily graphics, video, and audio integrated circuits and software. These products bring TV-quality video and CD-quality stereo audio to multimedia applications for PCs, workstations, videoconferencing and consumer electronics.

       The Company's customers in the multimedia market are predominantly PC OEMs, as well as some of the leading add-in board makers. For fiscal 1997, major OEM customers included Acer, Compaq, Hewlett-Packard, IBM, NEC, Packard Bell and Toshiba, and add-in board customers included Aztech Systems, Creative Labs, and STB Systems.

    PC Graphics and Video

       The Company is a major supplier of graphics accelerators and integrated graphics/video accelerators for desktop and portable PCs. Significant revenues come from the Company's families of 64-bit DRAM-based desktop graphics accelerators for cost-sensitive and mainstream Pcs. These products are implemented in several pin-compatible families which offer a range of price/ performance solutions for OEMs and graphics board makers. The Company expects the following to be the most important of its graphics and video products in the near term horizon.

   Description                 Key Features                         Status
 -----------------      -------------------------------------   ------------------
64-bit RDRAM-based      High performance 2D and 3D               Multiple products
   Laguna 3D            graphics, multiple video windows.        in production. AGP
   Accelerators                                                  (Advanced Graphics
                                                                 Port) versions
                                                                 expected to sample in
                                                                 first quarter of
                                                                 calendar 1997

  64-bit DRAM-based       Economical 2D graphics, high quality   In production
   VisualMedia            quality video, video port, single
   Accelerators           single video window.

  64-bit SGRAM-based      High performance 2D graphics,          Sampling.
   VisualMedia            two video windows.
   Accelerators

64-bit DRAM-based         Economical 2D graphics, single         In production.
   VisualMedia            video window, high resolution LCD
   Accelerators for       panel support, low power operation.
   Notebook PCS


       In the desktop PC market, Cirrus Logic was the first vendor to introduce a cost-effective, single-chip integrated graphics/video product for mainstream PCS. These products are sold primarily to PC OEMs to be placed directly on the PC motherboard. The Company has recently introduced the new family of Laguna 3D Accelerators which provide high performance 64-bit graphics using RDRAM technology, with multiple simultaneous windows of video on screen. The Company has also recently begun shipping its first 3D graphics product intended for the mainstream PC market.

       Cirrus Logic is also among the leading suppliers of graphics chips for portable PCs. The Company's products include high performance graphics controllers using 64-bit EDO DRAM accelerator architectures, as well as cost-effective 32-bit controllers for sub-notebook PCS. The Company has developed proprietary techniques for achieving high-quality images on various resolution LCD panels, for simultaneous display on LCDs and CRT monitors, and for low-voltage and mixed-voltage design for power sensitive applications.

    Audio

       The Company offers a wide array of audio products for multimedia PCs. These highly integrated chips and software bring
CD-quality sound and studio quality composition and mixing capabilities to PCs and workstations.

       The Company is a leading supplier of 16-bit stereo codecs for PCs. These mixed-signal devices use the Company's delta sigma technology to provide high quality audio input and output functions for PC audio products including those that offer Dolby Digital (AC-3), SoundBlaster, AdLib and Microsoft Sound compatibility. The Company's audio chips also provide PCs with audio decompression and FM and wavetable sound/music synthesis. The Company's leading audio product is now a highly integrated single-chip audio product that integrates codec, SoundBlaster and FM synthesis functions. The Company has recently begun production of products which provide special effects audio technology, allowing PC games players to perceive sound as coming from various points around them in a 3-D space.

       The following are expected to be the most important of the Company's PC audio products in calendar 1997.


    Description                  Key Features                         Status
 ------------------    ---------------------------------------    ----------------
  Integrated audio      Single chip audio Codec, controller         In production.
  solution              and FM music synthesis. Highest
                        audio quality.

  Integrated audio      Single-chip with SRS or Qsound spatial      In production.
  with 3D sound         effects audio. Two products.


    Consumer Products

       The Company currently offers over 60 products for the consumer high-fidelity audio market. Product features include analog/digital and digital/analog conversion and MPEG audio decompression. The products provide digital high-fidelity audio record and playback for high end professional recordings audiophile quality stereo systems, set-top audio decoders, digital audio tape ("DAT"), CD players, Compact Disk Interactive ("CDI") and automotive stereo systems. Customers include Philips, Nokia and Sony.

       The Company also currently offers PC graphics controller ICs which can output to standard televisions. These products are being used by customers to develop products which are hybrids between conventional PCS and TVs, including Internet appliances.

    Mass Storage

       The Company supplies chips that perform the key electronics functions contained in advanced magnetic and optical disk drives. Since pioneering the IDE (integrated drive electronics) standard for embedded disk drive controllers in 1986, the Company has helped facilitate the development of higher capacity 3.5-inch disk drives for desktop computers and workstations and 2.5-inch, 1.8-inch and 1.3-inch form factor drives for portable computers.
The Company continues to be a leading supplier of controllers to the disk drive market. In fiscal 1996, the Company continued its strategy of expanding its opportunity in the disk drive electronics market by offering solutions in the areas of read channel and motion control electronics. The Company's mass storage customers include Fujitsu, Quantum, Seagate, Sony, Toshiba and Western Digital. The following mass storage products are expected to be the most important in the near term horizon:

      Descriptions                Key Features                              Status
-----------------------     ------------------------------------------  ----------------
 Advanced Architecture      Advanced data handling and error-detection/   In production.
 PC AT and SSI Disk         correction capabilities for data integrity
 Controllers                in high performance hard disk drives.
                            Multiple products.

 Digital PRML Read          Single-chip digital read/write channel        In production.
 Channels                   solutions. Proprietary algorithms allow
                            more data per disk. Multiple products.

 Single-chip ATAPI CD-ROM   High data rates (up to 20x speeds), and       In production.
 Controllers                hardware error detection/correction
                            capabilities for simplified firmware
                            development. Multiple products.

 SCSI and ATAPI CD-R        High integration and performance (up to 18x   Sampling.
 (Recordable CD)            read and 8x recording).Handles both CD-R
 Controllers                and CD-Erasable formats.  Advanced
                            automation for simplified firmware
                            developments. Two products.

       The Company offers a broad family of magnetic storage controller products for the AT IDE, PC-Card, Small Computer System Interface ("SCSI") and high-speed SCSI-2 interface standards. To achieve the high recording densities required by smaller disk drives, the Company has pioneered a number of controller innovations, including 88-bit Reed-Solomon error correction, zone-bit recording and split-data fields.

       The Company began volume shipments of its magnetic storage read channel products in fiscal 1995, and was the first merchant supplier to provide key data-detection technology known as partial-response, maximum-likelihood ("PRML") for 3.5-inch and small form factor drives. Based on the Company's CMOS mixed-signal technology and its proprietary SofTarget approach to PRML, these devices substantially increase the amount of data that can be stored on a disk platter using existing industry-standard head and media technology.

       In fiscal 1995, Cirrus Logic began production of its first CD-ROM controller product, with Sony Corporation as a development partner and major customer. The Company has since introduced a second and, recently, a third generation of CD-ROM controller products. In the first quarter of fiscal 1997 the Company's CD-ROM controllers were used by Optics Storage Pte. Ltd. in the industry's first 12X speed CD-ROM drive, and more recent products support CD-ROM speeds of up to 20X. In the second quarter of fiscal 1997 the Company introduced its first controller products for recordable/erasable CD drives.

    Communications

       The Company has expanded its offerings of communications products, which now include modem, local area network and Internet products. The following communications products are expected to be the most important in calendar 1997:

     Description                    Key Features                          Status
-----------------------    ------------------------------------  -----------------------
 V.70, V.80, 56Kbps and     Further developments within family     V.70 and V.80 sampling
  ISDN FastPath modems       roadmap to support voice and data,     56Kbps and ISDN in
                             video conferencing, and high-speed     development.
                             lines. Multiple products.

 V.34+ FastPath modem       Highly integrated voice/data/fax       In production.
                             modem chip sets offering 33.6 Kbps
                             performance. Multiple products.

   Multi-line Serial I/O      Extensive family of intelligent      In production.
  Controllers                multi-line input/output devices,
                             reducing processor overhead burden
                             in communications equipment.
                             Multiple products.

  PC-Card, Card Bus Host     Market-leading product line for       In production.
   Adapters                  expansion card slots in notebook
                             computers. Multiple products.

  Local Area Network         Highest level of integration for      In production.
   Controllers               simplified design of local area
                             network controllers for motherboards
                             and interface cards. Two products.

       The Company introduced the industry's first two-chip intelligent fax/data/voice modem in 1992. The Company subsequently introduced several high-performance chip sets with enhanced features for error correction and data compression, speakerphone capability, and portable computer PC-CardBus applications. The high level of integration made these products particularly popular for small form factor PCMCIA cards.

       The Company also offers host-adapter products for the PC market. The Company believes it is the leading supplier of host adapter chips for the PC-Card (formerly called PCMCIA) standard and for Card Bus. These controllers allow for credit card sized modules to be plugged into the computer to expand its functionality in areas such as solid-state memory, hard disks, fax/modems, networks, and, most recently multimedia audio.

       The Company also provides serial and parallel I/O devices that allow multi-channel, multi-protocol communications. These devices are used in remote access equipment and terminal servers, communications servers, routers, single board computers, laser printers and workstations. Customers include Cisco, Compaq, Motorola, Xylogics and Xyplex.

       The Company is a leading supplier of monolithic T-1 line interface transceivers for telecommunications equipment, with more than 40 part types in production, and CMOS Ethernet local area network line interface circuits. The Company produces the industry's most highly integrated mixed-signal Ethernet controller IC. Customers for these products include Acer, Alcatel, Cisco, Compaq, IBM, Motorola, Northern Telecom and Samsung.

       During fiscal 1996, the Company began producing wireless infra-red ("IR") communications components which combine the functions of a serial communications with an IR port for PC, portable and pocket computer, and hand-held remote controller applications.

    Advanced Mixed Signal Applications

     Through its Crystal Semiconductor Products Division, Cirrus Logic offers a broad line of analog-to-digital converters consisting of general-purpose and low-frequency measurement devices. These circuits use a combination of self-calibrating digital correction and delta sigma architectures to improve accuracy and eliminate expensive discrete analog components. The product family includes more than 100 products used in industrial automation, instrumentation, medical, military and geophysical applications. In addition to the broad mixed signal product portfolio for the industrial market, the Crystal division also provides leading-edge chip solutions of consumer audio and video applications. The mixed-signal technology from the Crystal division provides the foundation for product development throughout Cirrus Logic.

    Emerging Product Opportunities

     The Company is also engaged in developing and is producing high-integration system-on-a-chip solutions for dedicated Internet appliances and Network Computers, and for hand-held and ultra-portable computing and communications appliances such as Personal Digital Assistants and Personal Communicators. The Company is currently manufacturing two mixed signal products for the hand held market. Among other features, they integrate touch screen, audio, temperature and battery measurement and modem Codec capabilities.

     The Company provides an integrated CPU/Peripheral IC for Internet appliances such as Oracle's "Network Computer" reference design. The Company has developed highly integrated products for hand-held computing and communications devices, and is working with Apple Computer and others for their next generations of such products. The Company's products in this market incorporate a CPU core licensed from Advanced RISC Machines (ARM) Limited.

Manufacturing

     Historically, the Company relied for its wafer manufacturing needs upon merchant wafers manufactured by outside suppliers. The Company believes it is currently one of the world's largest purchasers of merchant wafers. The Company has also pursued a strategy to expand its wafer supply sources by taking direct ownership interests in wafer manufacturing ventures. In much of 1994 and 1995, the merchant market was unable to meet demand, and the Company's merchant wafer suppliers sought to limit the proportion of wafers they sold to any single customer, which further restricted the Company's ability to buy wafers. Wafer shortages increased the Company's supply costs and at times prevented the Company from meeting the market demand for its own products. In response to its rapid growth, and to historical and anticipated supply shortages, the Company pursued a strategy to expand its wafer supply sources by taking direct ownership interests in wafer manufacturing joint ventures.

     In 1994, the Company and IBM formed MiCRUS, a manufacturing joint venture that produces wafers for both companies. MiCRUS began operations in 1995 and is now engaging in a second expansion. In addition, in July 1996, the Company and Lucent Technologies (formerly AT&T Microelectronics) formed Cirent Semiconductor, a manufacturing joint venture that will produce wafers for both companies. Cirent Semiconductor began operations in the fourth quarter of fiscal 1997. The Company believes that it will continue to rely on merchant wafer suppliers for a substantial portion of its wafer requirements for at least the next two years.

     The Company's manufacturing strategy is intended to provide the following benefits:

      Assured Capacity. The first goal is to secure a capacity to provide improved control over wafer supplies, particularly during periods of heightened industry-wide demand.

      Advantageous Cost Structure. Wafers produced by joint ventures such as MiCRUS are potentially less expensive than merchant wafers. Increasing its supply of wafers from such joint ventures may help the Company achieve lower manufacturing costs than its competitors

      Access to Leading Process Technologies. By partnering with world class manufacturers such as IBM and Lucent Technologies, the Company can access leading process technologies which allows it to reduce product cost, increase performance and increase functionality.

     In addition to its wafer supply arrangements, the Company currently contracts with third party assembly vendors to package the wafer die into finished products. The Company qualifies and monitors assembly vendors using procedures similar in scope to those used for wafer procurement. Assembly vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry.

     Through fiscal 1997, the Company maintained its own staff for production, engineering and testing. In fiscal 1998, the Company will start outsourcing a substantial portion of its production testing. As of April 30, 1997, subsequent to the headcount reduction related to the restructing, the Company had approximately 26% of its employee engaged in manufacturing related activities. The Company's manufacturing division will continue to qualify and monitor suppliers' production processes, participate in process development, package development and process and product characterization, perform mixed-signal production testing, support R&D test applications and maintain quality standards.

    MiCRUS

     MiCRUS, which was established in 1994, produces wafers using IBM's wafer processing technology, and is currently focusing on CMOS wafers with 0.35 micron process technology and also processes wafers with 0.8, 0.6 and 0.5 micron technology. MiCRUS leases an existing IBM facility in East Fishkill, New York, and also makes process technology payments to IBM, which totaled $56 million as of March
29, 1997.   IBM and Cirrus Logic own 52% and 48%, respectively, of
MiCRUS. The terms of the joint venture initially entitled each Company to purchase 50% of the MiCRUS output. If one company fails to purchase its full entitlement, the shortfall may be purchased by the other company or, under limited circumstances, offered to third parties. However, if the wafers cannot be sold elsewhere, the Company that failed to purchase its full entitlement will be required to reimburse the joint venture for costs associated with underutilized capacity. In addition, to the extent that the facility fails to produce wafers at scheduled capacity, each company will be required to bear its proportionate share of the underabsorbed fixed costs. The joint venture has a remaining term of seven years. MiCRUS is managed by a six-member governing board of whom three are appointed by IBM, two are appointed by Cirrus Logic and one is the chief executive officer of MiCRUS.

     A $120 million expansion was completed in fiscal 1996. A second expansion, with a currently budgeted cost of $198 million, was agreed to in 1995 and is expected to be completed in 1998. The Company is providing all of the capital for the second expansion and, accordingly, will be entitled to all of the additional wafers produced and will be required to reimburse the joint venture for all of the additional costs associated with any underutilization of the capacity resulting from such expansion.

     In connection with the formation and expansion of the MiCRUS joint venture, the Company has incurred obligations to make equity contributions to MiCRUS, to pay MiCRUS for a manufacturing agreement and to guarantee equipment lease obligations incurred by MiCRUS. To date, the Company has made equity investments totaling $23.8 million. No additional equity investments are scheduled. However, the expansion of the MiCRUS production could require additional equity contributions by the Company.

     The manufacturing agreement payments total $71 million, of which $56 million has been paid, $7.5 million is due before the end of fiscal 1998 and $7.5 million is due to be paid in fiscal 1999. The manufacturing agreement payments are being charged to the Company's cost of sales over the original eight-year life of the venture based upon the ratio of current units of production to current and anticipated future units of production.

     The equipment financings which have been completed or are committed to as of March 29, 1997 total $503 million, of which $145 million was completed in fiscal 1995 and is guaranteed jointly and severally by IBM and the Company, and $215 million which was completed in fiscal 1996 and fiscal 1997 and is guaranteed by the Company. In addition, the Company currently intends to add an additional $60 million in equipment in fiscal 1998 and an additional $50 million in fiscal 1999 to expand MiCRUS production. The additional amounts would be financed by an equipment lease guaranteed by the Company. However, these additional expenditures have not been committed and could be reconsidered.

    Cirent Semiconductor

     Cirent Semiconductor will operate two wafer fabs in Orlando, Florida, both located in the same complex, which is leased from Lucent Technologies. Cirent Semiconductor also makes process technology payments to Lucent Technologies, which totalled $35 million as of March 29, 1997. Cirent Semiconductor is already operating the first fab, from which Lucent Technologies purchases all of the output at a price that covers all costs associated with that fab. The second fab has been built by Lucent Technologies and is expected to begin operations in calendar 1997. The second fab is scheduled to begin producing CMOS wafers using 0.35 micron processes licensed from Lucent Technologies, and to migrate to a 0.25 micron process. Lucent Technologies and Cirrus Logic each will be entitled to purchase one-half of the output of the second fab. If one company fails to purchase its full entitlement, the shortfall may be purchased by the other company or offered to third parties. However, if the wafers cannot be sold elsewhere, the company that failed to purchase its full entitlement will be required to reimburse Cirent Semiconductor for costs associated with underutilized capacity. In addition, to the extent that the facility fails to produce wafers at scheduled capacity, each company will be required to bear its proportionate share of the underabsorbed fixed costs. Cirent Semiconductor is owned 60% by Lucent Technologies and 40% by Cirrus Logic and is managed by a Board of Governors, of whom three are appointed by Lucent Technologies and two are appointed by Cirrus Logic. The joint venture has a term of ten years.

     In connection with the Cirent joint venture, the Company has committed to make equity contributions to Cirent Semiconductor, to make payments to Cirent Semiconductor for a manufacturing agreement and to guarantee and/or become a co-lessee under equipment lease obligations incurred by Cirent Semiconductor.

     The commitment for equity investment as of March 29, 1997
totals $35 million, of which $2 million has been paid and $33 million is due in fiscal 1998. The Company will account for these payments under the equity method.

     The manufacturing agreement payments total $105 million, of which $35 million has been paid, $50 million is due in the first quarter of fiscal 1998 and $20 million is due in fiscal 2000. These payments will be charged to the Company's cost of sales over the life of the venture based upon the ratio of current units of production to current and anticipated future units of production.

     The Company has committed to guarantee and/or become a co-lessee of leases covering up to $280 million of equipment for the Cirent Semiconductor joint venture. In November 1996, the Company guaranteed and became a co-lessee under a lease financing arrangement for up to $253 million of equipment, subsequently reduced to $244.4 million, of which $160 million has been used. These financings mature at various dates from 1998 to 2004. The Company currently intends to enter into or guarantee an additional $35.6 million in lease financings sometime during fiscal 1998.


    Other Wafer Supply Arrangements

       Taiwan Semiconductor Manufacturing Co., Ltd. ("TSMC"). In fiscal 1993 and fiscal 1996, the Company entered into volume purchase agreements with TSMC. Under each agreement, the Company committed to purchase a fixed minimum number of wafers at market prices and TSMC guaranteed to supply certain quantities. The first agreement expired in March 1997, the later expires in December 2001. Under the agreement entered into in fiscal 1996, the Company has agreed to make advance payments to TSMC of approximately $118 million, one-half in fiscal 1998 and one-half in fiscal 1999. The parties have been reevaluating these arrangements, and, although no written agreement has been concluded, the Company believes that the requirement for advance payments may be replaced by long-term purchase commitments. Under the fiscal 1993 and 1996 agreements, if the Company does not purchase the committed amounts, it may be required to pay a per wafer penalty for any shortfall not sold by TSMC to other customers. The Company estimates that under the remaining term of the 1993 agreement, it is obliged to purchase approximately $19 million of product. Over the term of the 1995 agreement, the Company estimates it must purchase approximately
$790 million of product in order to receive full credit for the advance payments or avoid penalties if the requirement for advance payments is eliminated.

       United Microelectronics Corporation ("UMC"). In the fall of 1995, the Company entered into a foundry agreement and a foundry capacity agreement with UMC, a Taiwanese company. The agreements provide that UMC will form a new corporation under the laws of Taiwan, to be called United Silicon, Inc., and that United
Silicon, Inc. will build a wafer fabrication facility and manufacture and sell wafers, wafer die and packaged integrated circuits. The agreements provide that United Silicon, Inc. will be funded in part with debt and equipment lease financing from UMC and in part with equity contributions from the Company and two other U.S. semiconductor companies. The agreements contemplated that the Company's total investment would be approximately $88 million, in exchange for which the Company would receive 15% of the equity of United Silicon, Inc. as well as the right (but not the obligation) to purchase up to 18.75% of the wafer output of the new facility at fair market prices. The Company paid $20.6 million in the fourth quarter of fiscal 1996. The Company does not expect to make the additional scheduled investment. Should the Company not make any additional investments, the Company's ultimate equity holding would be substantially less than 15% and the Company would not retain rights to guaranteed capacity. However, the Company would retain its equity holding in United Silicon, Inc., and the Company believes that foregoing the rights to guaranteed capacity would not result in an impairment of the recorded value of the investment.

Patents, Licenses and Trademarks

       To protect its products, the Company relies heavily on trade secret, patent, copyright, mask work and trademark laws. The Company applies for patents and copyrights arising from its research and development activities and intends to continue this practice in the future to protect its products and technologies.
The Company presently holds more than 230 U.S. patents, and in several instances holds corresponding international patents, and has more than 400 U.S. patent applications pending. The Company has also licensed a variety of technologies from outside parties to complement its own research and development efforts. The Company is also receiving brand recognition of its products. The Laguna (TM) and Visual Media (TM) family of graphics accelerators are examples of the use of trademarks to gain brand recognition.


Research and Development

       Research and development efforts concentrate on the design and development of new products for each market and on the continued enhancement of the Company's design automation tools. Research and development efforts will be organized along the Company's new market focused product divisions (Personal Computer Products, Communications Products, Mass Storage Products and
Crystal Semiconductor Products) which the Company believes will contribute to more efficient leveraging of its technologies in the product development cycle. The Company also funds certain advanced process technology development. Expenditures for research and development in fiscal 1997, 1996, and 1995 were $230.8 million, $238.8 million, and $165.6 million, respectively.
The Company expects the absolute amount of research and development expense will decrease in fiscal 1998 primarily as a result of the Company's fourth quarter reorganization and consolidation efforts, and the related reduction in workforce. As of April 30, 1997, the Company had approximately 44% of its employees engaged in research and development activities. The Company's future success is highly dependent upon its ability to develop complex new products, to transfer new products to production in a timely fashion, to introduce them to the marketplace ahead of the competition and to have them selected for design into products of leading systems manufacturers.

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

       The principal competitive factors in the Company's markets include time to market; quality of hardware/software design and end-market systems expertise; price; product benefits that are characterized by performance, features, quality and compatibility with standards; access to advanced process and packaging technologies at competitive prices; and sales and technical support.

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

Sales, Marketing and Technical Support

     The Company's products are sold worldwide, and historically 50-65% of revenues have come from shipments to overseas destinations. The Company maintains a worldwide sales force with a matrixed organization, which is intended to provide centralized coordination of strategic accounts, territory-based local support and coverage of smaller customers, and specialized selling of product lines with unique customer bases.

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

     The Company's Crystal Products Division maintains a separate, smaller sales force for products sold to the industrial, and consumer electronics.

     Compaq Computer Corporation accounted for approximately 10% of net sales in fiscal 1997. In fiscal 1996 and 1995, no customer represented 10% or more of net sales. However, the loss of a significant customer or a significant reduction in such a customer's orders could have an adverse effect on the Company's sales.

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

Employees

     As of April 30, 1997, the Company had approximately 2,135 full-time equivalent employees, of whom 44% were engaged in research and product development, 30% in sales, marketing, general and administrative and 26% in manufacturing. In March 1997, the Company's management approved a workforce reduction that occurred on April 23, 1997 and resulted in a reduction of approximately 400 employees. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel. None of the Company's employees is represented by any collective bargaining agreements, although Cirent Semiconductor is staffed by Lucent Technologies' employees who are represented by a union. The Company believes that its employee relations are good.


EXECUTIVE OFFICERS OF THE REGISTRANT

       The following sets forth certain information with regard to executive officers of Cirrus Logic, Inc. (ages are as of April 30, 1997):

        Michael L. Hackworth (age 56), a founder of the Company, has served as President, Chief Executive Officer and a director since January 1985. He is also a director of Read-Rite Corporation. Previously he was employed by Signetics Corporation for over thirteen years, most recently as Senior Vice President of MOS and Linear Products.

        George N. Alexy (age 48) was appointed to the Office of the President and Chief Products and Marketing Officer in April 1997. He joined the Company in 1987 as Vice President, Marketing and in May 1993, he was promoted to Senior Vice President, Marketing. Previously, he was employed by Intel Corporation for ten years, most recently as Product Marketing Manager, High Performance Microprocessors.

        Thomas F. Kelly (age 44) was appointed to the Office of the President and Chief Operating Officer in April 1997. He joined the Company in March 1996 as Executive Vice President, Finance and Administration, Chief Financial Officer and Treasurer. Previously, he was Executive Vice President and Chief Financial Officer of Frame Technology Corporation from September 1993 to December 1995. Prior to Frame, he was Vice President and Chief Financial Officer of Analog Design Tools from September 1984 to July 1989, when it was acquired by Valid Logic, Vice President and Chief Financial Officer of Valid Logic through December 1991 and, following the acquisition of Valid Logic by Cadence Design Systems, Senior Vice President of Cadence Design Systems until July 1993.

        Patrick V. Boudreau (age 56) joined the Company in October 1996 as Vice President, Human Resources. He was Vice President, Human Resources for Fujitsu Microelectronics from 1995 to 1996. From 1989 to 1995, he was President of P.V.B. Associates, a management consulting and executive search firm, as well as Senior Vice President of Lazer-Tron Corporation.

        Eric C. Broockman (age 42) was appointed to the position of Vice President and General Manager, Crystal Semiconductor Products Division in April, 1997. He joined the Company in February 1995 as Vice President and General Manager, Network Broadcast Products Division. Prior to joining the Company, he was employed by IBM for 16 years, most recently as Product
Line Manager, DSP Business Unit.

        William D. Caparelli (age 53) joined the Company in 1988 as Vice President, Worldwide Sales. In May 1993 he was promoted to Senior Vice President, Worldwide Sales. From 1985 to 1988, he served as Vice President, North America Sales of VLSI Technology, Inc.

        Steven Dines (age 43) was appointed Vice President and General Manager, Mass Storage Products Division in May 1997. He joined the Company in May 1991 as Member, Corporate Strategic Staff and in December 1991, he assumed the position of Director, Mass Storage Products Marketing. In November 1993, he was promoted to Vice President, Mass Storage. Prior to joining the Company he spent twelve years at Advanced Micro Devices, most recently as Director, Strategic Marketing for Europe and with IMP, Inc. as Director, Product Planning and Applications.

        Robert F. Donohue (age 54) joined the Company in May 1996 as Vice President, Chief Legal Officer, General Counsel and Secretary. Prior to joining the Company, he was Vice President, General Counsel and Secretary of Frame Technology Corporation from 1993 to 1996 and Vice President, General Counsel and Secretary of Cadence Design Systems, Inc. from 1989 to 1993.

        Patrick A. O'Hearn (age 47), joined the Company in January 1997 as Vice President, Personal Systems and was appointed to the position of Vice President and General Manager, Communications Products Division in April 1997. Prior to joining the Company, he was President and CEO of ATM LTD, a network equipment company from April 1994 to September 1996; Vice President, Network Products at Fujitsu Microelectronics from January 1993 to April 1994 and Business Unit Manager for the ASIC and Custom Business Unit at Philips Components (formerly Signetics) from April 1990 to
January 1993.

         Edward C. Ross (age 55), joined the Company in September 1995 as President, Worldwide Manufacturing Group. In April 1997, he became President, Manufacturing and Technology. Prior to joining the Company, he was President of Power Integrations, a manufacturer of high-voltage integrated circuits, from January 1989 to January 1995.

         Ronald K. Shelton (age 36) was appointed Vice President, Finance, Chief Financial Officer and Treasurer in April 1997. He joined the Company in September 1996 as Vice President, Finance and Corporate Controller. From April 1992 to August 1996, he was Vice President, Finance and Administration and Chief Financial Officer of Alliance Semiconductor Corporation. He was Manager, Special Studies for Etec Systems, Inc. from April 1991 to March 1992 and prior to that he was Audit Manager at Deloitte & Touche.


ITEM 2.  PROPERTIES

     The Company's principal facilities, located in Fremont, California, consist of approximately 480,000 square feet of office space leased pursuant to agreements which expire in 2006 and 2007 plus renewal options. This space is used for manufacturing, product development, sales, marketing and administration.

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


ITEM 3.  LEGAL PROCEEDINGS

       On May 7, 1993, the Company was served with two shareholder class action lawsuits filed in the United States District Court for the Northern District of California. The lawsuits, which name the Company and George N. Alexy, Douglas J. Bartek, William
H. Bennet, William D. Caparelli, Michael L. Hackworth, Man Shek Lee, Kenyon Mei, Suhas S. Patil, Robert H. Smith, and Sam S. Srinivasan, all current or former officers and directors of the Company as defendants, allege violations of the federal securities laws in connection with the announcement by Cirrus Logic of its financial results for the quarter ended March 31, 1993. The complaints do not specify the amounts of damages sought. The Company believes that the allegations of the complaint are without merit. On November 1, 1996, defendants' motion for summary judgment was granted in part and denied in part.

       Between November 7 and November 21, 1995, five shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and several of its officers and directors. A consolidated amended complaint was filed on February 20, 1996 and an amended consolidated supplemental complaint was filed on May 3, 1996 naming the Company and Michael L. Hackworth, Suhas Patil and Sam Srinivasan, all current or former officers and directors of the Company, as defendants. This complaint alleges that certain statements made by defendants during the period from July 23, 1995 through December 21, 1995 were false and misleading and in violation of the federal securities laws. The complaint does not specify the amounts of damages sought. The Company believes that the allegations of the complaint are without merit.

       On February 21, 1996, a shareholder class action lawsuit was filed in the Superior Court of California in and for the County of Alameda against the Company and numerous fictitiously named defendants alleged to be officers or agents of the Company.
 An amended complaint, which added Michael L. Hackworth, Suhas Patil and Sam Srinivasan, all current or former officers and directors of the Company, as defendants was filed on April 18, 1996. On October 28, 1996, an identical class action lawsuit was filed in the same court by the same plaintiffs' lawyers on behalf of an additional plaintiff. These lawsuits, which were consolidated on December 26, 1996, allege that certain statements made by the Company and the individual defendants during the period from October 1, 1995 through February 14, 1996 were false and misleading and violated California state common and statutory law. The complaints do not specify the amounts of damages sought. Defendants have answered the complaint denying all of its material allegations. The Company believes that the allegations of the complaints are without merit. On January 30, 1997, the court denied plaintiffs' motion for class certification. Plaintiffs have appealed.

        On January 28, 1997, a third State court complaint, identical to its predecessors, was filed in the Superior Court by another plaintiff against the Company, and Michael L. Hackworth, Suhas Patil and Sam Srinivasan, all current or former officers of the Company. Defendants have answered the complaint denying all of its material allegations. On May 6, 1997, class certification was denied in this case as well. Plaintiffs have appealed.

       On September 16, 1996, a shareholder derivative lawsuit was filed in the United States District Court for the Northern District of California against the Company, as a nominal defendant, and Michael Hackworth, Suhas Patil, C. Gordon Bell, C. Woodrow Rea, Jr., Robert H. Smith, Sam S. Srinivasan, William D. Caparelli, Douglas J. Bartek and Kenyon Mei, all current or former officers and directors of the Company. The complaint alleges the individual defendants breached their fiduciary duties to the Company between July 26, 1995 and February 13, 1996. The complaint does not specify the amounts of damages sought. The Company believes the allegations in the complaint are without merit.

       On December 12, 1996, the Company signed a Memorandum of Settlement with plaintiffs' counsel in the federal class action lawsuits. If approved, the agreement would settle all pending securities claims against the Company for an aggregate sum of $31.3 million, exclusive of interest, $2.3 million of which would be contributed by the Company with the remainder being contributed by the Company's insurers. The company recorded the $2.3 million as other expense in the quarter ended December 28, 1996.

      The proposed settlement is expected to include an amendment of the federal class action filed in 1995 to include claims pending in state court with the intent that the settlement would have the effect of extinguishing the state court claims. The proposed settlement is subject to a number of contingencies, including court approval.

      Hearings for court approval of the settlement have been scheduled for June 13 and 19, 1997. A number of objections to the settlement have been filed, including by the attorneys who filed the state actions which the parties seek to extinguish by the settlement.

      If for any reason the settlement is not approved, or if for any reason the extinction of the state claims is not approved, the Company intends to defend itself vigorously. Based on its assessment of the cases and the availability of insurance, the Company believes that, even if the settlement is not approved, the likelihood is remote that the ultimate resolution of these matters will have a material adverse effect on its financial position, results of operations or cash flows. However, there can be no certainty or assurance as to the outcome of any litigation process.

    The foregoing forward-looking statements with respect to the proposed settlement are dependent on certain risks and uncertainties including such factors, among others, as the securing of court approval, the running of all relevant periods for objection of appeals, and the state court's recognition of the order on the settlement.


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
                                             High          Low
                                            ------        ------
Fiscal year ended April 1, 1995
     First quarter                        $  19.07       $ 14.00
     Second quarter                          17.35         12.69
     Third quarter                           15.57         10.63
     Fourth quarter                          19.13         11.50
Fiscal year ended March 30, 1996
     First quarter                           33.69         17.06
     Second quarter                          59.63         31.00
     Third quarter                           55.50         19.75
     Fourth quarter                          26.38         17.13
Fiscal year ended March 29, 1997
     First quarter                           25.13         16.88
     Second quarter                          21.88         13.38
     Third quarter                           24.13         15.75
     Fourth quarter                          17.11         10.77


      At March 29, 1997, there were approximately 2,446 holders of record of the Company's Common Stock.

      The Company has not paid cash dividends on its Common Stock and presently intends to continue a policy of retaining any earnings for reinvestment in its business.

      On December 12, 1996, U.S. $250,000,000 in 6% Convertible Subordinated Notes due December 15, 2003 ("Notes") were offered to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended, and to a limited number of institutions that were accredited investors in a manner exempt from the registration requirements of the Securities Act. The Notes were also being offered by Goldman Sachs International, as selling agent for Goldman Sachs & Co., Salomon Brothers International Limited, as selling agent for Salomon Brothers Inc., J.P. Securities Ltd., as selling agent for J.P. Morgan Securities., Inc., and Robertson, Stephens & Company LLC, outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act. These Notes will be convertible into shares of Common Stock of the Registrant at any time on or after the 90th day following the last original issue date of the Notes, and prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion rate of 41.2903 shares per US. $1,000 principal amount of Notes (equivalent to a conversion price of approximately U.S. $24.219 per share).


ITEM 6.  CONSOLIDATED SELECTED FINANCIAL DATA

(Amounts in thousands, except per share amounts and employees)
                                                                                     Fiscal years ended
                                                             ---------------------------------------------------------
                                                                 1997        1996        1995       1994       1993
                                                             ------------ ----------- ---------- ---------- ----------
Operating summary:
Net sales                                                       $917,154  $1,146,945   $889,022   $557,299   $356,478

Operating costs and expenses and gain on sale of assets:
  Cost of sales                                                  598,795     774,350    512,509    298,582    193,759
  Research and development                                       230,786     238,791    165,622    126,632     73,447
  Selling, general and administrative                            126,722     165,267    126,666     91,887     54,924
  Gain on sale of assets, net                                    (18,915)         -          -          -          -
  Restructuring costs                                             20,954      11,566         -          -          -
  Non-recurring costs                                                 -        1,195      3,856         -          -
  Merger costs                                                        -           -       2,418         -       3,400
                                                             ------------ ----------- ---------- ---------- ----------
Operating (loss) income                                          (41,188)    (44,224)    77,951     40,198     30,948
Foreign currency transaction gains                                    -           -       4,999         -          -
Gain on sale of equity investment                                     -           -          -      13,682         -
Interest expense                                                 (19,754)     (5,151)    (2,441)    (2,196)    (1,610)
Interest income and other, net                                     9,323       7,652      9,129      4,280      3,207
                                                             ------------ ----------- ---------- ---------- ----------
(Loss) income before income taxes and cumulative
  effect of accounting change                                    (51,619)    (41,723)    89,638     55,964     32,545
(Benefit) provision for income taxes                              (5,463)     (5,540)    28,236     18,146     12,321
                                                             ------------ ----------- ---------- ---------- ----------
(Loss) income before cumulative effect of
  accounting change                                              (46,156)    (36,183)    61,402     37,818     20,224
Cumulative effect of change in method of
  accounting for income taxes                                         -           -          -       7,550         -
                                                             ------------ ----------- ---------- ---------- ----------
Net (loss) income                                               ($46,156)   ($36,183)   $61,402    $45,368    $20,224
                                                             ============ =========== ========== ========== ==========
(Loss) income per common and common equivalent share
  before cumulative effect of accounting change                   ($0.71)     ($0.58)     $0.96      $0.67      $0.39
Cumulative effect of accounting change per
  common and common equivalent share                                  -           -          -        0.13         -
                                                             ------------ ----------- ---------- ---------- ----------
Net (loss) income per common and common
  equivalent share                                                ($0.71)     ($0.58)     $0.96      $0.80      $0.39
                                                             ============ =========== ========== ========== ==========
Weighted average common and common equivalent
  shares outstanding                                              65,008      62,761     63,680     56,402     52,424

Financial position at year end:
Total assets                                                  $1,136,821    $917,577   $673,534   $517,931   $258,292
Working capital                                                  428,670     182,643    251,619    273,527     98,500
Capital lease obligations, excluding current                       9,848       6,258      9,602      7,753      5,282
Long-term debt, excluding current                                 51,248      65,571     16,603     11,392     12,812
Convertible subordinated notes                                   300,000          -          -          -          -
Total liabilities                                                732,624     488,911    254,518    173,616    114,876
Shareholders' equity                                             404,197     428,666    419,016    344,315    143,416

Current Ratio                                                       2.17        1.44       2.10       2.77       2.02
Employees                                                          2,557       3,151      2,331      1,854      1,369

In  April 1992, February 1993, and August 1994, the Company merged with  Acumos Incorporated, Pacific Communication
Sciences, Inc. and PicoPower Technology, Inc., respectively.  All of the consolidated financial information reflects the combined operations of the companies.



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


ANNUAL RESULTS OF OPERATIONS

     Except for historical information contained herein, this Discussion and Analysis contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


Overview

     During fiscal 1997, the Company implemented a strategy of focusing on the markets for multimedia (graphics, video, and audio), mass storage, and communications. As part of this strategy, the Company has been divesting non-core business units and eliminating projects that do not fit within its core markets. At the same time, the Company implemented a program to manage costs and streamline operations. These efforts culminated in the fourth quarter of fiscal 1997 with a reorganization into four market-focused product divisions (Personal Computer Products, Communications Products, Mass Storage Products, and Crystal Semiconductor Products), and a decision to outsource its production testing and to consolidate certain corporate functions. In connection with these actions, the Company effected a workforce reduction of approximately 400 people in April 1997, representing approximately 15 percent of its worldwide staff. Although the Company expects to realize the immediate benefit of a reduced cost structure and anticipates other benefits from the reorganization into market focused divisions, there is no assurance that the Company will regain the levels of profitably that it has achieved in the past or that losses will not occur in the future.

     The results of operations for the fourth quarter of fiscal 1997 were materially impacted by charges relating to the reorganization, the planned outsourcing of production testing, the consolidation of certain corporate functions, and other related factors. The results of operations for the fourth quarter of fiscal 1997 include a restructuring charge of $21.0 million, the majority of which is attributable to the workforce reduction, the write-off of excess assets, and accruals for excess facilities. In addition, the results of operations also include charges totaling approximately $34.5 million which are included in cost of sales, and are related to anticipated under utilization of wafer fabrication capacity and some inventory write-downs.


Net Sales

     Net sales for fiscal 1997 were $917.2 million, a decrease of 20% from the $1,146.9 million for fiscal 1996. During fiscal 1997, the Company divested non-core business units and eliminated products that did not fit its core markets. Net sales from the core businesses in fiscal 1997 were approximately $840.5 million compared to $949.3 million in fiscal 1996. Net sales for fiscal 1996 increased 29% over the $889.0 million for fiscal 1995.

     Sales of graphics, audio, and mass storage products decreased in fiscal 1997 over fiscal 1996. Sales of fax/modem products increased in fiscal 1997 over fiscal 1996. The decline in net sales of graphics and audio products in fiscal 1997 was the result of decreasing unit sales and declining average selling prices. The decline in net sales of mass storage products was the result of reduced sales of controller products offset somewhat by an increase in sales of read-channel products. The increase in net sales of fax/modem products was primarily the result of increased sales of newer high-speed modem products, particularly in the fourth quarter of fiscal 1997 over the fourth quarter of fiscal 1996.

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

     Export sales, principally to Asia, include sales to overseas operations of domestic corporations and were approximately $568 million in fiscal 1997 compared to approximately $647 million in fiscal 1996 and approximately $497 million in fiscal 1995. Export sales to the Pacific Rim were 32% and 34% of net sales; to Japan were 22% and 17% of net sales; and to Europe and the rest of the world were 7% and 6% of net sales, in fiscal 1997 and 1996, respectively.

      In fiscal 1997, net sales to Compaq Computer Corporation were approximately 10% of net sales. In fiscal 1996 and 1995, no single customer accounted for 10% or more of net sales.


Gross Margin

     The gross margin percentage was 34.7% in fiscal 1997, compared to 32.5% and 42.4% in fiscal 1996 and 1995, respectively.

     The gross margin in fiscal 1997 was adversely impacted by $34.5 million of charges that were recorded in the fourth quarter related to anticipated under-use of wafer fabrication capacity of $22.0 million and inventory write-downs of $12.5 million. The gross margin in fiscal 1996 was adversely impacted by $70.8 million of fourth quarter charges related to inventory write-downs, under use of capacity, and manufacturing variances. Exclusive of these charges, the gross margin percentage was 38.5% and 38.7% in fiscal 1997 and fiscal 1996, respectively. While these gross margins were relatively flat, they reflect reduced unit costs resulting from the migration to larger wafers and more efficient processing technologies, improved efficiencies at the Company's MiCRUS facility, and a decrease in the cost of wafers and assembly services purchased from third-party suppliers, all of which were offset by the impact of decreased average selling prices for most of the Company's major products.

     During fiscal 1996, the gross margin percentage declined from 40.8% in the first quarter to a low of 4.4% in the fourth fiscal quarter. The gross margin percentage decreased as a result of charges for inventory written down for lower-than-anticipated shipments of and demand for graphics, audio, core logic and other products and charges for underutilization of capacity at the MiCRUS joint venture. The decline in the gross-margin percentage was also the result of higher wafer costs caused by an increase in wafer prices for merchant wafers, an insufficient supply of 0.6-micron wafers, which made necessary the use of less-cost-effective 0.8-micron wafers to meet expanded unit shipments, expediting expenses related to premiums paid to suppliers to increase production of the Company's products, lower yields on new products ramping into production, and lower selling prices on certain graphics, audio, and fax/modem products.

     During fiscal 1995, the gross margin percentage declined from a high of 47.8% in the first fiscal quarter to a low of 39.1% in the fourth fiscal quarter.


Research and Development Expenses

     Research and development expenses expressed as a percentage of net sales were 25.2%, 20.8%, and 18.6% in fiscal 1997, 1996, and 1995, respectively. During the last two quarters of fiscal 1997, the absolute amount of expense decreased compared to the comparable quarters in fiscal 1996. This decrease was primarily the result of reduced spending in areas other than those considered part of the Company's core business opportunities including the impact of divestitures during the year. The Company expects the absolute amount of research and development expense will decrease in fiscal 1998 primarily as a result of the Company's business divestitures and its fourth quarter decision to undertake a reorganization, consolidation efforts, and a reduction in workforce.


Selling, General and Administrative Expenses

     Selling, general, and administrative expenses expressed as a percentage of net sales represented approximately 13.8%, 14.4%, and 14.2% in fiscal 1997, 1996, and 1995, respectively. The dollar amount of such expenses in fiscal 1997 decreased primarily as a result of reductions in compensation expenses, marketing expenses for promotions and advertising, and administrative expenses, including the impact of divestitures. The absolute spending increase in fiscal 1996 over fiscal 1995 reflected increased direct expenses for the expanded sales force, increased marketing expenses for promotions and advertising, and increased administrative and legal expenses. The Company expects the absolute amount of selling, general and administrative expense to decrease in fiscal 1998 primarily as a result of the Company's business divestitures and its fourth quarter decision to undertake a reorganization, consolidation efforts, and a reduction in workforce.


Gain on Sale of Assets

     During the second quarter of fiscal 1997, the Company completed the sale of the PicoPower product line to National Semiconductor, Inc. The Company received approximately $17.6 million in cash for the PicoPower product line. In connection with the transaction, the Company recorded a gain of approximately $6.9 million.

     During the third quarter of fiscal 1997, the Company completed the sale to ADC Telecommunications Inc. of the PCSI product group that produced CDPD (Cellular Digital Packet Data) base station equipment for wireless service providers, and developed pACT (personal Air Communications Technology) base stations for AT&T Wireless Services Inc. The Company received approximately $20.8 million in cash for the group. In connection with the transaction, the Company recorded a gain of approximately $12.0 million.

     During the fourth quarter of fiscal 1997, the Company completed the sale of the assets of PCSI's Wireless Semiconductor Products to Rockwell International for $18.1 million in cash and made the decision to shut down PCSI's Subscriber Product Group. PCSI's Wireless Semiconductor Product Group provided digital cordless chip solutions for PHS (Personal Handyphone System) and DECT (Digital European Cordless Telecommunications) as well two-way messaging chip solutions for pACT (personal Air Communications Technology). In connection with the sale of the Wireless Semiconductor Product Group and the shut-down of the Subscriber Group, the Company recorded a net gain of $0.3 million in the fourth quarter.


Restructuring Costs

     Restructuring charges in fiscal 1997 of $21.0 million included $5.1 million related to workforce reductions and $15.9 million primarily related to excess assets and facilities. The implementation of this plan commenced during the fourth quarter of fiscal 1997 and will require a total cash outlay of approximately $10.7 million, the majority of which is expected to be paid in fiscal 1998.

     In the fourth quarter of fiscal 1996, as a result of decreased demand for the Company's products for use in personal computers, which accounts for more than 80% of the Company's revenue, management reviewed the various operating areas of the business and took certain steps to bring operating expenses and capacity in line with demand. These actions resulted in a pre-tax restructuring charge of approximately $11.6 million. The principal actions in the restructuring involved the consolidation of support infrastructure and the withdrawal from an unprofitable product line and reduction of planned production capacity. This resulted in the elimination of approximately 320 positions from the manufacturing, research and development, sales and marketing, and administrative departments.

     The major components of the restructuring charges were $7.6 million related to workforce reductions and $4.0 million of capacity scaleback and other costs. The implementation of this plan commenced during the fourth quarter of fiscal 1996. Approximately $8.6 million of cash outlays occurred in fiscal 1997. The balance of approximately $3.0 million, related primarily to facilities lease payments, will occur in fiscal 1998.


Non-recurring and Merger Costs

     In the third quarter of fiscal 1996, non-recurring costs were approximately $1.2 million associated with the formation of the Cirent Semiconductor joint venture with Lucent Technologies (formerly AT&T Microelectronics).

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


Interest Expense

     Interest expense was $19.8 million, $5.2 million and $2.4 million in fiscal 1997, 1996 and 1995, respectively. The increase in interest expense was primarily the result of the issuance of convertible subordinated notes in the third quarter of fiscal 1997 and increased borrowings on short-term and long-term debt during fiscal 1997 and fiscal 1996.


Interest Income and Other, Net

     Interest income and other, net in fiscal 1997 was $9.3 million compared to $7.7 million in fiscal 1996 and $9.1 million in fiscal 1995. Interest income increased in fiscal 1997 over fiscal 1996 as a result of an increase in the amount of short-term investments. The decrease in fiscal 1996 over fiscal 1995 was primarily the result of a decrease in the amount of short-term investments.


Foreign Currency Transaction Gains

     Sales of the Company's products are denominated primarily in U.S. dollars. Accordingly, any increase in the value of the U.S. Dollar as compared to currencies in the Company's principal overseas markets would increase the local currency cost of the Company's products, which may negatively affect sales in those markets. In addition, certain Japanese Yen denominated intercompany receivables and yen denominated cash accounts are subject to remeasurement into U.S. dollars. This remeasurement resulted in a foreign currency gain of approximately $5.0 million in fiscal 1995. Subsequent to fiscal 1995, the Company has hedged its exposure to the Japanese Yen denominated assets through the use of foreign currency forward and option contracts. Under this strategy, gains or losses on hedging transactions are offset by gains or losses on the underlying foreign currency assets or liabilities being hedged. Transaction gains and losses were not material in fiscal 1997 and 1996. The Company does not enter into derivative financial instruments for trading purposes.


Income Taxes

     The benefit for income taxes was 10.6% in fiscal 1997 compared to a benefit for income taxes of 13.3% in fiscal 1996 and a provision for income taxes of 31.5% in fiscal 1995. The fiscal 1997 and 1996 rates are different from the fiscal 1995 rate and from the U.S. statutory rate primarily because of foreign operating results which are taxed at rates other than the U.S. statutory rate. The fiscal 1995 31.5% effective tax rate is less than the U.S. statutory rate primarily because of the research and development tax credit and certain foreign earnings taxed at lower rates.


LIQUIDITY AND CAPITAL RESOURCES

     During the third quarter of fiscal 1997, a $244 million lease package was completed, with Cirrus Logic as guarantor, to finance the advanced fab equipment for the Cirent Semiconductor manufacturing joint venture. During the same quarter, the Company completed an offering of $300 million of convertible subordinated notes. The notes bear interest at six percent, mature in December 2003, and are convertible into shares of the Company's common stock at $24.219 per share.

     During fiscal 1997, the Company generated $2.6 million of cash and cash equivalents from its operating activities as compared to $7.7 million during fiscal 1996 and $65.1 million in fiscal 1995. The fiscal 1997 decrease from fiscal 1996 was primarily caused by the increase in the net loss from operations, offset somewhat by the non-cash effect of depreciation and amortization and the net change in operating assets and liabilities. The fiscal 1996 decrease from fiscal 1995 was primarily caused by the loss from operations and the net change in operating assets and liabilities offset somewhat by the non-cash effect of depreciation and amortization.

     The Company used $221.0 million in cash in investing activities during fiscal 1997, $104.9 million during fiscal 1996 and $201.8 million during
fiscal 1995.   The Company had a decrease in proceeds from short-term
investments and increased short-term investment purchases in fiscal 1997 over fiscal 1996. The cash used in fiscal 1997 was reduced somewhat by a decrease in additions to property and equipment and the proceeds from sale of assets. The decrease in investing activities during fiscal 1996 compared to fiscal 1995 was primarily the result of liquidating investments during fiscal 1996.

     Net cash provided by financing activities was $214.0 million, $186.4 million and $9.6 million in fiscal 1997, 1996 and 1995, respectively.
During fiscal 1997, proceeds from the issuance of $300 million of convertible subordinated notes provided the largest increase in resources offset by repayment of short-term bank debt. During fiscal 1996, increased borrowings on short-term and long-term debt and to a lesser extent, issuance of common stock under stock plans provided the largest increase over fiscal 1995.

     The semiconductor industry is extremely capital intensive. To remain competitive, the Company believes it must continue to invest in advanced wafer manufacturing and in test equipment. Investments will continue to be made in the various external manufacturing arrangements and its own facilities. The Company intends to obtain most of the necessary capital through direct or guaranteed equipment lease financing and the balance through debt and/or equity financing, and cash generated from operations.
As of March 29, 1997, the Company is contingently liable as guarantor or co-guarantor for MiCRUS and Cirent equipment leases which have remaining payments of approximately $526.0 million due through 2004. In addition, the Company has other commitments related to its joint venture relationships that total approximately $118.0 million at March 29, 1997.

     There can be no assurance that financing will be available or, if available, will be on satisfactory terms. Failure to obtain adequate financing would restrict the Company's ability to expand its manufacturing infrastructure, to make other investments in capital equipment, and to pursue other initiatives.

     As of March 29, 1997, the Company has a commitment for a bank line of credit for borrowings up to a maximum of $150 million, expiring on October 31, 1999, at the banks' prime rate plus one-half percent. As of March 29, 1997, no borrowings were outstanding under the line. Borrowings are secured by cash, accounts receivable, inventory, intellectual property, and stock in the Company's subsidiaries. Use of the line is limited to the borrowing base as defined by accounts receivable. Terms of the agreement include satisfaction of certain financial ratios, minimum tangible net worth, cash flow, and leverage requirements as well as a prohibition against the payment of a cash dividend without prior bank approval. The Company was not in compliance with certain financial ratios and the profitability covenant as of March 29, 1997. The Company expects to amend or replace the existing line of credit facility in fiscal 1998.

     Management continues to evaluate other possibilities for additional financing. There is no assurance that financing will be available or, if available, will be on satisfactory terms.


Future Operating Results

Quarterly Fluctuations

     The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. The Company's operating results are affected by a wide variety of factors, many of which are outside of the Company's control, including but not limited to, economic conditions and overall market demand in the United States and worldwide, the Company's ability to introduce new products and technologies on a timely basis, changes in product mix, fluctuations in manufacturing costs which affect the Company's gross margins, declines in market demand for the Company's and its customers' products, sales timing, the level of orders that are received and can be shipped in a quarter, the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products, product obsolescence, price erosion, and competitive factors. The Company's operating results in 1998 are likely to be affected by these factors as well as others.

     The Company must order wafers and build inventory well in advance of product shipments. Because the Company's markets are volatile and subject to rapid technology and price changes, there is a risk that the Company will forecast inaccurately and produce excess or insufficient inventories of particular products. This inventory risk is heightened because many of the Company's customers place orders with short lead times. Such inventory imbalances have occurred in the past and in fact contributed significantly to the Company's operating losses in fiscal 1997 and 1996. These factors increase not only the inventory risk but also the difficulty of forecasting quarterly operating results. Moreover, as is common in the semiconductor industry, the Company frequently ships more product in the third month of each quarter than in either of the first two months of the quarter, and shipments in the third month are higher at the end of that month. The concentration of sales in the last month of the quarter contributes to difficulty in predicting the Company's quarterly revenues and results of operations.

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


Issues Relating to Manufacturing and Manufacturing Investment

     During fiscal 1997, manufacturing capacity exceeded demand for certain of the Company's products and the Company believes that its manufacturing capacity will exceed demand at least through the second quarter of fiscal 1998. As a consequence, the Company incurred charges related to its MiCRUS joint venture for failing to purchase sufficient wafers and recorded a fourth quarter accrual for anticipated under-use of wafer fabrication capacity, negatively impacting gross margins.

     Although the Company believes that its efforts to increase its source of wafer supply through joint ventures (MiCRUS with IBM and Cirent Semiconductor with Lucent Technologies) and other arrangements have significant potential benefits to the Company, there are also risks, some of which materialized in the third and fourth quarter of fiscal 1996 and the
second and fourth quarters of fiscal 1997.   These arrangements reduce the
Company's flexibility to reduce the amount of wafers it is committed to purchase and increase the Company's fixed manufacturing costs as a percentage of overall costs of sales. As a result, the operating results of the Company are becoming more sensitive to fluctuations in revenues. In the case of the Company's joint ventures, under use of wafer fabrication capacity is charged to the Company in proportion to its capacity commitments, which adversely affects gross margins and earnings. During the fourth quarter of fiscal 1997, the Company accrued $22.0 million for anticipated under use of wafer fabrication capacity. In the case of the Company's "take or pay" contracts with foundries, the Company must pay contractual penalties if it fails to purchase its minimum commitments.

     Moreover, the Company will benefit from the MiCRUS and Cirent Semiconductor joint ventures only if they are able to produce wafers at or below prices generally prevalent in the market. If, however, either of these ventures is not able to produce wafers at competitive prices, the Company's results of operations could be materially adversely affected. The process of beginning production and increasing volume with the joint ventures inevitably involves risks, and there can be no assurance that the manufacturing costs of such ventures will be competitive. During fiscal 1997, excess production capacity in the industry lead to significant price competition between foundries and the Company believes that in some cases this resulted in pricing from certain foundries that was lower than the Company's cost of production from its manufacturing joint ventures. The Company experienced pressures on its selling prices during fiscal 1997, which had a negative impact on its results of operations and it believes that this was partially due to the fact that certain of its competitors were able to obtain favorable pricing from these foundries.

     Certain provisions of the MiCRUS and Cirent Semiconductor agreements may cause the termination of the joint venture in the event of a change in control of the Company. Such provisions could have the effect of delaying, deferring, or preventing a change of control of the Company.

     In connection with the financing of its operations, the Company has borrowed money and entered into substantial equipment lease obligations and is likely to expand such commitments in the future. Such indebtedness could cause the Company's principal and interest obligations to increase substantially. The degree to which the Company is leveraged could adversely affect the Company's ability to obtain additional financing for working capital, acquisitions, or other purposes and could make it more vulnerable to industry downturns and competitive pressures. The Company's ability to meet its debt service and other obligations will be dependent upon the Company's future performance, which will be subject to financial, business, and other factors affecting the operations of the Company, many of which are beyond its control. An inability to obtain financing to meet these obligations could cause the Company to become in default of such obligations.

     Although the Company has increased its future wafer supplies from the MiCRUS and Cirent Semiconductor joint ventures, the Company expects to continue to purchase portions of its wafers from, and to be reliant upon, outside merchant wafer suppliers for at least the next two years. The Company also uses other outside vendors to package the wafer die into integrated circuits and will begin using outside vendors for certain production testing beginning in fiscal 1998.

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

     As the Company's products increase in complexity and integrate an increasing number of functions on one semiconductor device, there is also an increased risk that latent defects or subtle faults could be discovered by customers or end users after volumes of product have been shipped. If such defects were significant, the Company could incur material recall and replacement costs for product warranty.


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

     Other integrated circuit (IC) makers, including Intel Corporation, have expressed their interest in integrating through hardware functions, adding through special software functions, or kitting components to provide some multimedia or communications features into or with their microprocessor products. Successful integration of these functions could substantially reduce the Company's opportunities for IC sales in these areas.

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

     The PC market is intensely price competitive. The PC manufacturers, in turn, put pressure on the price of all PC components, and this pricing pressure is expected to continue.


Issues Relating to Graphics Products

     The PC graphics market today consists primarily of two-dimensional
(2D) graphics accelerators and 2D graphics accelerators with video features. Market demand for three-dimensional (3D) graphics acceleration began to grow in the third quarter of fiscal 1997 and is expected to grow stronger in fiscal 1998, primarily in PC products for the consumer marketplace. Several of the Company's competitors design, produce and market 3D accelerators.

     The Company continues to experience intense competition in the sale of both 2D and 3D graphics products. Several competitors introduced products and adopted pricing strategies that have increased competition in the desktop graphics market, and new competitors continue to enter the market. These competitive factors affected the Company's market share, gross margins, and earnings in fiscal 1997 and are likely to affect revenues and gross margins for graphics accelerator products in the future.

     During the second quarter of fiscal 1997, the Company introduced and began shipping its first Rambus DRAM-based 3D accelerator for the mainstream PC market. Sales of the Company's 3D accelerator products were not material in fiscal 1997. The Company is striving to bring additional products with 3D acceleration to market, but there is no assurance that it will succeed in doing so in a timely manner. If these additional products are not brought to market in a timely manner or do not address the market needs or cost or performance requirements, then the Company's graphics market share and sales could be adversely affected. Revenues from the sale of graphics products in fiscal 1998 are also likely to be significantly dependent on the success of the Company's current DRAM-based 2D graphics/video accelerators.


Issues Relating to Audio Products

     Most of the Company's revenues in the multimedia audio market derive from the sales of 16-bit audio codecs and integrated 16-bit codec-plus-controller solutions for the consumer PC market. Pricing pressures have forced a transition from multi-chip solutions to products that integrate the codec, controller, and synthesis functions into a single IC. The Company's revenues from the sale of audio products in fiscal 1998 are likely to be significantly affected by the success of its recently introduced fully-integrated, single-chip audio ICs. Moreover, aggressive competitive pricing pressures have adversely affected and may continue to adversely affect the Company's revenues and gross margins from the sale of single-chip audio ICs. In addition, the introduction of new audio products from the Company's competitors, the introduction of mediaprocessors and the introduction of MMX processors with multimedia features by Intel Corporation could adversely affect revenues and gross margins from the sale of the Company's audio products.

     Three-dimensional, spatial-effects audio is expected to become an important feature in fiscal 1998, primarily in products for the consumer marketplace. The Company has begun shipping such products. If the Company's spatial-effects audio products do not meet the cost or performance requirements of the market, revenues from the sale of audio products could be adversely affected.


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

     The Company believes that constraints in supply of certain read head components to the disk drive industry limited sales of its mass storage products in the fourth quarter of fiscal 1997. In addition, the Company believes that excess inventories held by its customers limited sales of the Company's mass storage products in the second quarter of fiscal 1997 and limited sales of the Company's optical disk drive products in the third quarter of fiscal 1997. Revenues from mass storage products in fiscal 1998 are likely to depend heavily on the success of certain 3.5 inch disk drive products selected for use by various customers, which in turn depends upon obtaining timely customer qualification of the new products and bringing the products into volume production timely and cost effectively.

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


Issues Relating to Communications Market

     Most of the Company's revenues from communications products are expected to derive from sales of voice/data/fax modem chip sets. The market for these products is intensely competitive, and competitive pricing pressures have affected and are likely to continue to affect the average selling prices and gross margins from this product line. The success of the Company's products will depend not only on the products themselves but also on the degree and timing of market acceptance of new performance levels developed by U.S. Robotics, which will be supported by the Company's new products, and the development of standards with regard to these new performance levels. Moreover, as a relatively new entrant to this market, the Company may be at a competitive disadvantage to suppliers who have long-term customer relationships, have greater market share, or have greater financial resources. In addition, the introduction of new modem products from the Company's competitors, the introduction of mediaprocessors, and the introduction of MMX processors with multimedia features by Intel Corporation could adversely affect revenues and gross margins from the sale of the Company's modem products.


Issues Related to Reorganization

     During the fourth quarter of fiscal 1997, the Company decided to reorganize into four market focused divisions (Personal Computer Products, Communications Products, Mass Storage Products, and Crystal Semiconductor Products), outsource its production testing, and consolidate certain corporate functions. In connection with these actions, the Company effected a workforce reduction of approximately 400 people, representing approximately 15% of the worldwide staff. There is no assurance that these actions will be successful or have a positive impact on results of operations. Furthermore, should such actions have a negative impact on the Company's ability to design and develop new products, market new or existing products, or produce and/or purchase products at competitive prices, these actions could have an adverse impact on the Company's results of operations.


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


Foreign Operations and Markets

     Because many of the Company's subcontractors and several of the Company's key customers, such customers collectively accounting for a significant percentage of the Company's revenues, are located in Japan and other Asian countries, the Company's business is subject to risks associated with many factors beyond its control. International operations and sales may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, and changes in import/export regulations, tariff and freight rates. Although the Company buys hedging instruments to reduce its exposure to currency exchange rate fluctuations, the Company's competitive position can be affected by the exchange rate of the U.S. dollar against other currencies, particularly the Japanese yen.


Competition

     The Company's business is intensely competitive and is characterized by new product cycles, price erosion, and rapid technological change. Competition typically occurs at the design stage, where the customer evaluates alternative design approaches that require integrated circuits. Because of shortened product life cycles and even shorter design-in cycles, the Company's competitors have increasingly frequent opportunities to achieve design wins in next generation systems. In the event that competitors succeed in supplanting the Company's products, the Company's market share may not be sustainable and net sales, gross margin, and results of operations would be adversely affected. Competitors include major domestic and international companies, many of which have substantially greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of their products. Emerging companies are also increasing their participation in the market, as well as customers who develop their own integrated circuit products. Competitors include manufacturers of standard semiconductors, application-specific integrated circuits and fully customized integrated circuits, including both chip and board-level products. In addition, the integration of additional functions onto individual devices is expected to result in a convergence of existing markets and increase the number of competitors faced by the Company. The ability of the Company to compete successfully in the rapidly evolving area of high-performance integrated circuit technology depends significantly on factors both within and outside of its control, including, but not limited to, success in designing, manufacturing and marketing new products, wafer supply, protection of Company products by effective utilization of intellectual property laws, product quality, reliability, ease of use, price, diversity of product line, efficiency of production, the pace at which customers incorporate the Company's integrated circuits into their products, success of the customers' products, and general economic conditions. Also the Company's future success depends, in part, upon the continued service of its key engineering, marketing, sales, manufacturing, support, and executive personnel, and on its ability to continue to attract, retain, and motivate qualified personnel. The competition for such employees is intense, and the loss of the services of one or more of these key personnel could adversely affect the Company. Because of this and other factors, past results may not be a useful predictor of future results.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands, except per share amounts)
                                                     Fiscal years ended
                                            ---------------------------------
                                            March 29,   March 30,   April 1,
                                               1997       1996        1995
                                            ---------- ----------- ----------
Net sales                                    $917,154  $1,146,945   $889,022

Operating costs and expenses and
  gain on sale of assets:
  Cost of sales                               598,795     774,350    512,509
  Research and development                    230,786     238,791    165,622
  Selling, general and administrative         126,722     165,267    126,666
  Restructuring costs                          20,954      11,566         -
  Gain on sale of assets, net                 (18,915)         -          -
  Non-recurring costs                              -        1,195      3,856
  Merger costs                                     -           -       2,418
                                            ---------- ----------- ----------
    Total operating costs and expenses
           and gain on sale of assets         958,342   1,191,169    811,071
                                            ---------- ----------- ----------
Operating (loss) income                       (41,188)    (44,224)    77,951
Interest expense                              (19,754)     (5,151)    (2,441)
Interest income and other, net                  9,323       7,652      9,129
Foreign currency transaction gains                 -           -       4,999
                                            ---------- ----------- ----------
(Loss) income before income taxes             (51,619)    (41,723)    89,638
(Benefit) provision for income taxes           (5,463)     (5,540)    28,236
                                            ---------- ----------- ----------
Net (loss) income                             (46,156)    (36,183)    61,402
                                            ========== =========== ==========
Net (loss) income per common and
  common equivalent share                      ($0.71)     ($0.58)     $0.96
                                            ========== =========== ==========
Weighted average common and common
  equivalent shares outstanding                65,008      62,761     63,680
                                            ========== =========== ==========

See accompanying notes.

CONSOLIDATED BALANCE SHEETS
(Thousands)
                                                                    March 29,    March 30,
                                                                    1997         1996
                                                                    ------------ ------------
Assets
Current assets:
  Cash and cash equivalents                                            $151,540     $155,979
  Short-term investments                                                188,215       19,279
  Accounts receivable, less allowance for doubtful
    accounts of $12,770 in 1997 and $13,174 in 1996                     173,743      133,718
  Inventories                                                           127,252      134,502
  Deferred tax assets                                                    34,410       52,662
  Equipment and leasehold improvement advances to joint ventures        112,597       94,683
  Other current assets                                                    7,245        4,004
                                                                    ------------ ------------
    Total current assets                                                795,002      594,827
                                                                    ------------ ------------
Property and equipment, at cost:
  Machinery and equipment                                               252,643      247,390
  Furniture and fixtures                                                 15,767       15,293
  Leasehold improvements                                                 23,112       21,044
                                                                    ------------ ------------
                                                                        291,522      283,727
  Less accumulated depreciation and amortization                       (160,667)    (113,479)
                                                                    ------------ ------------
    Property and equipment, net                                         130,855      170,248
Manufacturing agreements, net of accumulated
  amortization of $10,729 in 1997 and $3,921 in 1996,
  and investment in joint ventures                                      151,675      104,463
Deposits and other assets                                                59,289       48,039
                                                                    ------------ ------------
                                                                     $1,136,821     $917,577
                                                                    ============ ============

Liabilities and Shareholders' Equity
Current liabilities:
  Short-term borrowing                                              $         -    $  80,000
  Accounts payable                                                      231,178      214,299
  Accrued salaries and benefits                                          33,792       41,845
  Current maturities of long-term debt and
    capital lease obligations                                            30,999       26,575
  Income taxes payable                                                   31,259       20,863
  Other accrued liabilities                                              39,104       28,602
                                                                    ------------ ------------
    Total current liabilities                                           366,332      412,184
                                                                    ------------ ------------

Capital lease obligations                                                 9,848        6,258
Long-term debt                                                           51,248       65,571
Other long-term                                                           5,196        4,898
Convertible subordinated notes                                          300,000           -

Commitments and contingencies

Shareholders' equity:
  Convertible preferred stock, no par value; 5,000
    shares authorized, none issued                                           -            -
  Common stock, no par value, 140,000 shares
    authorized, 66,156 shares issued and
    outstanding in 1997 and 63,951 in 1996                              351,261      329,574
  Retained earnings                                                      52,936       99,092
                                                                    ------------ ------------
    Total shareholders' equity                                          404,197      428,666
                                                                    ------------ ------------
                                                                     $1,136,821     $917,577
                                                                    ============ ============

See accompanying notes.


CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
                                                                                Fiscal Years Ended
                                                                         --------------------------------
                                                                         March 29,  March 30,   April 1,
                                                                            1997       1996       1995
                                                                         ---------- ---------- ----------
Cash flows from operating activities:
  Net (loss) income                                                       ($46,156)  ($36,183)   $61,402
  Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
        Depreciation and amortization                                       87,960     64,301     34,329
        Gain on sale of assets                                             (18,915)        -          -
        Provision for loss on property and equipment                        10,278         -          -
        Compensation related to the issuance of
             certain employee stock options                                    494        820      3,109
        Changes in operating assets and liabilities:
          Accounts receivable                                              (42,438)    27,615    (76,448)
          Inventories                                                        2,367    (30,860)   (24,837)
          Payments for joint venture equipment to be leased                (17,914)   (94,683)        -
          Deferred tax and other current assets                             14,659    (28,735)    (3,650)
          Accounts payable                                                  16,879     73,854     51,494
          Accrued salaries and benefits                                     (7,858)     9,337      8,351
          Income taxes payable                                              11,968     15,209      3,262
          Other accrued liabilities                                         (8,752)     7,045      8,093
                                                                         ---------- ---------- ----------
Net cash provided by operating activities                                    2,572      7,720     65,105
                                                                         ---------- ---------- ----------
Cash flows from investing activities:
  Purchase of available for sale investments                              (182,552)  (175,139)  (234,065)
  Proceeds from available for sale investments                              13,616    228,092    187,900
  Purchase of held to maturity investments                                      -     (10,444)  (158,748)
  Proceeds from held to maturity investments                                    -      57,144    133,688
  Proceeds from sales of assets                                             56,526         -          -
  Manufacturing agreements and investment in joint venture                 (54,000)   (44,604)   (63,800)
  Additions to property and equipment                                      (30,722)  (127,802)   (47,313)
  Increase in deposits and other assets                                    (23,903)   (32,140)   (19,429)
                                                                         ---------- ---------- ----------
Net cash used by investing activities                                     (221,035)  (104,893)  (201,767)
                                                                         ---------- ---------- ----------
Cash flows from financing activities:
  Proceeds from issuance of convertible notes                              290,640         -          -
  Borrowings on long-term debt                                              10,009     74,973     13,292
  Payments on long-term debt                                               (21,154)   (10,798)    (8,688)
  Payments on capital lease obligations                                     (5,720)    (4,051)    (3,919)
  Borrowings on short-term debt                                            172,000    121,000         -
  Payments on short-term debt                                             (252,000)   (41,000)        -

  Proceeds from sale and leaseback of property and equipment                    -      13,067         -
  Increase in other long-term liabilities                                      565      4,898         -
  Issuance of common stock, net of issuance costs and
    repurchases                                                             19,684     28,345      8,870
                                                                         ---------- ---------- ----------
Net cash provided by financing activities                                  214,024    186,434      9,555
                                                                         ---------- ---------- ----------
Net (decrease) increase in cash and cash equivalents                        (4,439)    89,261   (127,107)
Cash and cash equivalents at beginning of year                             155,979     66,718    193,825
                                                                         ---------- ---------- ----------
Cash and cash equivalents at end of year                                  $151,540   $155,979    $66,718
                                                                         ========== ========== ==========
Non-cash investing and financing activities:
  Equipment purchased under capital leases                                 $10,556       $594     $6,849
  Tax benefit of stock option exercises                                      1,509     16,668      1,320
Cash payments (refunds) for:
  Interest                                                                   8,381      4,358      2,464
  Income taxes                                                             (25,625)    17,612     24,974

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Three Years Ended March 29, 1997
(Thousands)

                                                      Common Stock
                                                  ---------------------  Retained
                                                    Shares     Amount    Earnings    Total
                                                  ---------- ---------- ---------- ----------
Balance, April 2, 1994                               59,222   $270,442    $73,873   $344,315
Issuance of stock under stock plans
  and other, net of repurchases                       1,372      8,870       ---       8,870
Compensation related to the
  issuance of certain employee options                 ---       3,109       ---       3,109
Net income                                             ---        ---      61,402     61,402
Tax benefit of stock option exercises                  ---       1,320       ---       1,320
                                                  ---------- ---------- ---------- ----------
Balance, April 1, 1995                               60,594    283,741    135,275    419,016
Issuance of stock under stock plans
  and other, net of repurchases                       3,357     28,345       ---      28,345
Compensation related to the
  issuance of certain employee options                 ---         820       ---         820
Net loss                                               ---        ---     (36,183)   (36,183)
Tax benefit of stock option exercises                  ---      16,668       ---      16,668
                                                  ---------- ---------- ---------- ----------
Balance, March 30, 1996                              63,951    329,574     99,092    428,666
Issuance of stock under stock plans
  and other, net of repurchases                       2,205     19,684       ---      19,684
Compensation related to the
  issuance of certain employee options                 ---         494       ---         494
Net loss                                               ---        ---     (46,156)   (46,156)
Tax benefit of stock option exercises                  ---       1,509       ---       1,509
                                                  ---------- ---------- ---------- ----------
Balance, March 29, 1997                              66,156   $351,261    $52,936   $404,197
                                                  ========== ========== ========== ==========


See accompanying notes.

                           CIRRUS LOGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Description of Business and Major Customer Information

     Cirrus Logic, Inc. (the "Company") operates principally in a single industry segment. The Company is a leading manufacturer of advanced integrated circuits for the desktop and portable computing, telecommunications, industrial, and consumer electronics markets. The Company applies its system-level expertise in analog and digital design to innovate highly integrated, software-rich solutions. Cirrus Logic offers a broad portfolio of products including highly integrated chips, software, evaluation boards, manufacturing kits, and subsystem modules. The Company performs its own wafer and product testing, engineering support and quality and reliability assurance, and uses joint ventures and subcontractors to manufacture wafers and assemble products. In fiscal 1998, a substantial portion of the Company's wafer and product testing will be done by subcontractors.

     In fiscal 1997, one customer accounted for 10% or more of net sales.
In fiscal 1996 and 1995, no customer accounted for 10% or more of net sales.

     Export sales include sales to overseas operations of domestic corporations and represented 62%, 56% and 56% of net sales in fiscal 1997, 1996 and 1995, respectively. Export sales to the Pacific Rim were 32% and 34% of net sales; to Japan were 22% and 17% of net sales and to Europe and the rest of the world were 7% and 6% of net sales, in fiscal 1997 and 1996, respectively. There are no restrictions on the transfer of funds in international markets in which the Company does business.


Basis of Presentation

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


Cash Equivalents and Short-term Investments

     Cash equivalents consist primarily of over-night deposits, commercial paper, U.S. Government Treasury and Agency instruments, and money market funds with original maturities of three months or less at date of purchase. Short-term debt investments have original maturities greater than three months. Short-term debt and equity investments consist of U.S. Government Treasury and Agency instruments, money market preferred stock, auction preferred stock, municipal bonds, certificates of deposit and commercial paper.


Short-term Investments Held-to-Maturity and Available-for-Sale

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


Foreign Exchange Contracts

     The Company may enter into foreign currency forward exchange and option contracts to hedge certain of its foreign currency exposures. The Company's accounting policies for these instruments are based on the Company's designation of such instruments as hedging transactions. The criteria the Company uses for designating an instrument as a hedge include its effectiveness in exposure reduction and one-to-one matching of the derivative financial instrument to the underlying transaction being hedged. Gains and losses on foreign currency exchange and option contracts that are designated and effective as hedges of existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset. Gains and losses on currency option contracts that are designated and effective as hedges of transactions, for which a firm commitment has been attained, are deferred and recognized in income in the same period that the underlying transactions are settled and were not material as of March 29, 1997. The Company generally does not require collateral from counterparties.

     During fiscal 1996, the Company purchased foreign currency forward exchange contracts to hedge certain yen denominated inventory purchases. During fiscal 1997 and 1996, the Company purchased foreign currency option contracts to hedge certain yen denominated net balance sheet accounts and sales. As of March 29, 1997 and March 30, 1996, the Company had foreign currency option contracts outstanding denominated in Japanese yen for approximately $74,460,000 and $76,022,000, respectively. The fiscal 1997 contracts expire on June 27, 1997. The fiscal 1996 contracts expired through June 1996.

     While the contract amounts provide one measure of the volume of the transactions outstanding at March 29, 1997 and March 30, 1996, they do not represent the amount of the Company's exposure to credit risk. The Company's exposure to credit risk (arising from the possible inability of the counterparties to meet the terms of their contracts) is generally limited to the amount, if any, by which the counterparty's obligations exceed the obligations of the Company.

     During fiscal 1995, the Company recorded approximately $5 million of foreign currency transaction gains pertaining to the remeasurement of certain unhedged balance sheet accounts denominated in Japanese yen. Transaction gains and losses were not material in fiscal 1997 and 1996.


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

     Inventories are comprised of the following (in thousands):

                                          March 29,     March 30,
                                             1997         1996
                                          ---------    ---------
     Work-in-process                      $  79,276    $  69,244
     Finished goods                          47,976       65,258
                                          ---------    ---------
                                          $ 127,252    $ 134,502
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


Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade accounts receivable. By policy, the Company places its investments only with high credit quality financial institutions and, other than U.S. Government Treasury instruments, limits the amounts invested in any one institution or in any type of instrument. Almost all of the Company's trade accounts receivable are derived from sales to manufacturers of computer systems and subsystems. The Company performs ongoing credit evaluations of its customers' financial condition, limits its exposure to accounting losses by limiting the amount of credit extended whenever deemed necessary, utilizes letters of credit where appropriate and generally does not require collateral.


Revenue Recognition

     Revenue from product sales direct to customers is recognized upon shipment. Certain of the Company's sales are made to distributors under agreements allowing certain rights of return and price protection on products unsold by distributors. Accordingly, the Company defers revenue and gross profit on such sales until the product is sold by the distributors.


Non-recurring and Merger Costs

     In fiscal 1996, non-recurring costs were approximately $1.2 million associated with the formation of the Cirent Semiconductor joint venture with Lucent Technologies.

     In fiscal 1995, non-recurring and merger costs were approximately $6.3 million. Non-recurring costs of $3.9 million were primarily associated with the acquisition of certain technology and marketing rights and the remaining minority interest in a subsidiary, and the formation of the MiCRUS joint venture with International Business Machines Corporation (IBM). Merger costs of approximately $2.4 million for the August 1994 combination of Cirrus Logic and PicoPower included one-time charges related to the combination of the two companies, financial advisory services, and legal and accounting fees.


Advertising Expense

     The cost of advertising is expensed as incurred. Advertising costs were not significant in fiscal 1997, 1996, and 1995.


Stock-based Compensation

     The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for its fixed cost stock option plans or its associated stock purchase plan. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standard (FAS 123), "Accounting for Stock-Based Compensation." See Note
13.


Net (Loss) Income Per Common and Common Equivalent Share

     Net (loss) income per common and common equivalent share is based on the weighted average common shares outstanding and dilutive common equivalent shares (using the treasury stock or modified treasury stock method, whichever applies). Common equivalent shares include stock options and warrants when appropriate. In periods in which there was a net loss, common equivalent shares have been excluded as their impact would be anti-dilutive. During December 1996, the Company issued convertible subordinated notes. These securities are included in fully diluted earnings per share computations for the period outstanding under the "if converted" method. Dual presentation of primary and fully diluted earnings per share is not shown on the face of the income statement because the differences are insignificant.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, (FAS 128) "Earnings per Share," which is required to be adopted on December 28, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in no change in the primary loss per share for the fiscal years ended March 29, 1997 and March 30, 1996 and to increase the income per share by $0.08 for the fiscal year ended April 1, 1995. The Company has not yet determined what the impact of FAS 128 will be on the calculation of diluted earnings per share.


Financial Presentation

     Certain prior year amounts on the Consolidated Financial Statements have been reclassified to conform to the fiscal 1997 presentation.


2.   GAIN ON SALE OF ASSETS


     During the second quarter of fiscal 1997, the Company completed the sale of the PicoPower product line to National Semiconductor, Inc. The Company received approximately $17.6 million in cash for the PicoPower product line. In connection with the transaction, the Company recorded a gain of approximately $6.9 million.

     During the third quarter of fiscal 1997, the Company completed the sale to ADC Telecommunications Inc. of the PCSI product group that produced CDPD (Cellular Digital Packet Data) base station equipment for wireless service providers, and developed pACT (personal Air Communications Technology) base stations for AT&T Wireless Services Inc. The Company received approximately $20.8 million in cash for the group. In connection with the transaction, the Company recorded a gain of approximately $12.0 million.

     During the fourth quarter of fiscal 1997, the Company completed its divestiture of PSCI by selling the assets of PCSI's Wireless Semiconductor Products to Rockwell International for $18.1 million in cash and made the decision to shut down PCSI's Subscriber Product Group. PCSI's Wireless Semiconductor Product Group provided digital cordless chip solutions for PHS (Personal Handyphone System) and DECT (Digital European Cordless Telecommunications) as well two-way messaging chip solutions for pACT (personal Air Communications Technology). In connection with the sale of the Wireless Semiconductor Product Group and the shut-down of the Subscriber Group, the Company recorded a net gain of $0.3 million in the fourth quarter. The shut-down of the Subscriber Group resulted in severance costs of $2.2 million, the write-off of excess assets (primarily computer and related equipment) of $1.1 million, accruals for excess facilities of $0.9 million and an estimated net cost to settle contracted and other obligations of $3.2 million.


3.   FINANCIAL INSTRUMENTS

Fair Values of Financial Instruments

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

     Investment securities: The fair values for marketable debt and equity securities are based on quoted market prices.

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

     The carrying amounts and fair values of the Company's financial instruments at March 29, 1997 are as follows (in thousands):

                                    Carrying Amount  Fair Value
                                    ---------------  ----------
Cash                                    $ 148,509     $ 148,509
Investment securities:
     U.S. Government Treasury
          instruments                     179,395       180,183
     U.S. Government Agency
          instruments                      11,111        11,184
     Commercial paper                         740           740
Long-term debt (current portion)          (25,644)      (25,290)
Long-term debt                           (351,248)     (282,365)

     The carrying amounts and fair values of the Company's financial instruments at March 30, 1996 are as follows (in thousands):


                                    Carrying Amount  Fair Value
                                    ---------------  -----------
Cash and cash equivalents               $ 155,979     $ 155,979
Investment securities:
     U.S. Government Treasury
          instruments                      12,085        12,024
     U.S. Government Agency
          instruments                       4,256         4,257
     Municipal bonds                        4,314         4,325
Short-term debt                           (80,000)      (80,000)
Long-term debt (current portion)          (22,460)      (22,090)
Long-term debt                            (65,571)      (63,023)


Investments

     Available-for-sale securities have the following contracted maturities at March 29, 1997 (in thousands):


   Less than one year                  $ 181,048
   One to two years                       10,198
                                       ---------
       Total                           $ 191,246
                                       =========


     Gross unrealized gains and gross unrealized losses on all classes of securities were immaterial at March 29, 1997 and March 30, 1996.

     The following is a reconciliation of the investment categories to the balance sheet classification at March 29, 1997
(in thousands):

                           Cash and Cash   Short-term
                            Equivalents   Investments     Total
                            -----------   -----------  ---------
Cash                        $ 148,509     $       -    $ 148,509
Available-for-sale
  securities                    3,031       188,215      191,246
                            -----------   -----------  ---------
   Total                    $ 151,540     $ 188,215    $ 339,755
                            ===========   ===========  =========

     The following is a reconciliation of the investment categories to the balance sheet classification at March 30, 1996
(in thousands):

                            Cash and Cash   Short-term   Long-term
                             Equivalents   Investments  Investments    Total
                             -----------   -----------  -----------  ---------
Cash                         $ 149,715     $       -    $        -   $ 149,715
Available-for-sale
  securities                     6,264        10,211             -      16,475
Held-to-maturity securities          -         9,068         1,376      10,444
                             -----------   -----------  -----------  ---------
   Total                     $ 155,979     $  19,279    $    1,376   $ 176,634
                             ===========   ===========  ===========  =========


4.   USE OF ESTIMATES AND CONCENTRATIONS OF OTHER RISKS

     The Company's financial statements are prepared in accordance with generally accepted accounting principles that require the use of management estimates. These estimates are impacted, in part, by the following risks and uncertainties:

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

Dependence on PC Market. Sales of most of the Company's products depend largely on sales of personal computers (PCs). Increasing dominance of the PC motherboard or PC market by any one customer increases the risks that the Company could experience intensified pressure on product pricing and unexpected changes in customer orders as a result of changes in the customers' market share. Moreover, the Company's production schedules are based not only on customer orders, but also on forecasted demand. These issues may contribute to increasing volatility in the Company's PC-related products, and thus may increase the risk of rapid changes in revenues, margins, and earnings. Furthermore, the intense price competition in the PC industry is expected to continue to put pressure on the price of all PC components. Other IC makers, including Intel Corporation, have expressed their interest in integrating some multimedia or communications functions into their microprocessor products. Successful integration of these functions could reduce the Company's opportunities for IC sales in these areas. As a component supplier to PC OEMs and to peripheral device manufacturers, the Company is likely to experience a greater magnitude of fluctuations in demand than the Company's customers themselves experience. In addition, many of the Company's products are used in PCs for the consumer market, and the consumer PC market is more volatile than other segments of the PC market.


5.   JOINT VENTURES AND MANUFACTURING SUPPLY AGREEMENTS

     In 1994, the Company and IBM formed MiCRUS, a manufacturing joint venture that produces wafers for both companies. MiCRUS began operations in 1995 and is now engaging in a second expansion. In addition, in July 1996, the Company and Lucent Technologies formed Cirent Semiconductor, a manufacturing joint venture that will produce wafers for both companies. Cirent Semiconductor began operations in the fourth quarter of fiscal 1997.

MiCRUS

     MiCRUS produces wafers using IBM's wafer processing technology, and is currently focusing on CMOS wafers with 0.35 micron process technology and also processes wafers with 0.8, 0.6 and 0.5 micron technology. MiCRUS leases an existing IBM facility in East Fishkill, New York, and also makes process technology payments to IBM, which totaled $56 million as of March 29, 1997. IBM and Cirrus Logic own 52% and 48%, respectively, of MiCRUS. Activities of the joint venture are focused on the manufacture of semiconductor wafers, and do not encompass direct product licensing or product exchanges between the Company and IBM. The terms of the joint venture initially entitled each company to purchase 50% of the MiCRUS
output.   If one company fails to purchase its full entitlement, the shortfall may be purchased by the other company or, under limited circumstances, offered to third parties. However, if the wafers cannot be sold elsewhere, the company that failed to purchase its full entitlement will be required to reimburse the joint venture for costs associated with underutilized capacity. In addition, to the extent that the facility fails to produce wafers at scheduled capacity, each company will be required to bear its proportionate share of the underabsorbed fixed costs. During fiscal 1997 and 1996, the Company recorded charges to cost of sales of approximately $10.0 million and $14 million, respectively, for the underutilization of capacity. In addition, the Company accrued an estimate of $22.0 million in the fourth quarter of fiscal 1997 for anticipated under utilization of capacity in the first and second quarters of fiscal 1998.
The amount of this accrual is an estimate and the liability for under use of capacity is ultimately subject to the actual use in those quarters. The joint venture has a remaining term of seven years. MiCRUS is managed by a six-member governing board of whom three are appointed by IBM, two are appointed by Cirrus Logic and one is the chief executive officer of MiCRUS.

     The joint venture is accounted for on the equity method. During fiscal 1997 and 1996, the Company purchased approximately $154.1 million and $77.1 million, respectively, of manufactured wafers from MiCRUS. As of March 29, 1997, and March 30, 1996, the Company had approximately $13.5 million and $7.4 million, respectively, of accounts payable related to wafers purchased from MiCRUS.

     A $120 million expansion was completed in fiscal 1996 and a second expansion, with a currently budgeted cost of $198 million, is expected to be completed in 1998. The Company is providing all of the capital for the second expansion and, accordingly, will be entitled to all of the additional wafers produced and will be required to reimburse the joint venture for all of the additional costs associated with any underutilization of the capacity resulting from such expansion.

     In connection with the formation and expansion of the MiCRUS joint venture, the Company has incurred obligations to make equity contributions to MiCRUS, to make payments to MiCRUS under a manufacturing agreement and to guarantee equipment lease obligations incurred by MiCRUS. To date, the Company has made equity investments totaling $23.8 million. No additional equity investments are scheduled. However, the expansion of the MiCRUS production could require additional equity contributions by the Company.

     Payments under the manufacturing agreement as of March 29, 1997 totalled $71 million, of which $56 million has been paid, $7.5 million is due in fiscal 1998 and $7.5 million is due in fiscal 1999. The manufacturing agreement payments are being charged to the Company's cost of sales over the original eight-year life of the venture based upon the ratio of current units of production to current and anticipated future units of production over the remaining life of the venture.

     The equipment financings which have been completed or are committed to as of March 29, 1997 total $503 million, of which $145 million was completed in fiscal 1995 and is guaranteed jointly and severally by IBM and the Company, and $215 million which was completed in fiscal 1996 and fiscal 1997 and is guaranteed by the Company. These financings mature at various dates from 1998 to 2002. In addition, the Company currently intends to add an additional $60 million in equipment in fiscal 1998 and an additional $50 million in fiscal 1999 to expand MiCRUS production. The additional amounts would be financed by an equipment lease guaranteed by the Company. However, these additional expenditures have not been committed and could be reconsidered.

     As of March 29, 1997, the Company has purchased approximately $36.2 million of manufacturing equipment for MiCRUS that the Company expects to sell to an independent leasing company, in transactions which are not expected to generate any significant gains or losses for the Company, that will in turn lease the equipment to MiCRUS. Additionally, the Company has invested approximately $29.7 million in facilities improvements on behalf of MiCRUS in fiscal 1997. The Company expects to receive a note from MiCRUS for this amount, payable over 6 years. As of March 29, 1997, the Company is contingently liable for MiCRUS equipment leases, which have remaining payments of approximately $324.4 million, payable through 2002.

Cirent Semiconductor

     Cirent Semiconductor will operate two wafer fabs in Orlando, Florida, both located in the same complex that is leased from Lucent Technologies. Cirent Semiconductor also makes process technology payments to Lucent Technologies, which totalled $35 million as of March 29, 1997. Cirent Semiconductor is already operating the first fab, from which Lucent Technologies purchases all of the output at a price that covers all costs associated with that fab. The second fab has been built by Lucent Technologies and is expected to begin operations in calendar 1997. The second fab is scheduled to begin producing CMOS wafers using 0.35-micron processes licensed from Lucent Technologies, and to migrate to a 0.25-micron process. Lucent Technologies and Cirrus Logic each will be entitled to purchase one-half of the output of the second fab. If one company fails to purchase its full entitlement, the shortfall may be purchased by the other company or offered to third parties. However, if the wafers cannot be sold elsewhere, the company that failed to purchase its full entitlement will be required to reimburse Cirent Semiconductor for costs associated with underutilized capacity. In addition, to the extent that the facility fails to produce wafers at scheduled capacity, each company will be required to bear its proportionate share of the underabsorbed fixed costs. Cirent Semiconductor is owned 60% by Lucent Technologies and 40% by Cirrus Logic and is managed by a Board of Governors, of whom three are appointed by Lucent Technologies and two are appointed by Cirrus Logic. The joint venture has a term of ten years.

     In connection with the Cirent joint venture, the Company has committed to make equity contributions to Cirent Semiconductor, to make payments to Cirent Semiconductor under a manufacturing agreement and to guarantee and/or become a co-lessee under equipment lease obligations incurred by Cirent Semiconductor.

     The commitment for equity investment as of March 29, 1997 totals $35 million, of which $2 million has been paid and $33 million is expected to be paid in fiscal 1998. The Company will account for these payments under the equity method.

     Payments under the manufacturing agreement total $105 million, of which $35 million has been paid as of March 29, 1997, $50 million is due in fiscal 1998, and $20 million is due in fiscal 2000 for the achievement of milestones by Cirent. These payments will be charged to the Company's cost of sales over the life of the venture based upon the ratio of current units of production to current and anticipated future units of production over the remaining life of the agreement.

     The Company has committed to guarantee and/or become a co-lessee of leases covering up to $280 million of equipment for the Cirent Semiconductor joint venture. In November 1996, the Company guaranteed and became a co-lessee under a lease financing arrangement for up to $253 million of equipment, subsequently reduced to $244.4 million, of which $160 million has been used. These financings mature at various dates from 1998 to 2004. The Company currently intends to enter into or guarantee an additional $35.6 million in lease financings sometime during fiscal 1998.

     As of March 29, 1997, the Company has purchased approximately $46.7 million of manufacturing equipment for Cirent that the Company expects to sell to the third party lessor under the November 1996 lease financing arrangement, in transactions that are not expected to generate any significant gains or losses for the Company, that will in turn lease the equipment to Cirent. As of March 29, 1997, the Company is contingently liable for Cirent equipment leases that have remaining payments of approximately $201 million, payable through fiscal 2004. In addition, the Company is contingently liable for approximately $70 million of debt associated with the November 1996 lease financing arrangement, which has not yet been used under the specified lease financing.

     Under the terms of the joint venture agreements, the other joint venture partners were responsible for the start-up costs for the years ended December 31, 1996 and 1995. Accordingly, the Company's equity in the earnings of the joint ventures were not material in either year. Condensed combined financial information for MiCRUS and Cirent is as follows (in thousands):
                                                   December 31,
                                           ---------------------------
                                               1996          1995
                                           -----------     -----------
Current assets                              $ 160,000       $  93,000
Non-current assets                            150,000         108,000
                                           -----------     -----------
  Total                                     $ 310,000       $ 201,000
                                           ===========     ===========

Current liabilities                         $ 175,000       $  83,000
Non-current liabilities                        81,000          89,000
Partner's capital                              54,000          29,000
                                           -----------     -----------
  Total                                     $ 310,000       $ 201,000
                                           ===========     ===========

                                             Year Ended December 31,
                                           ---------------------------
                                               1996          1995
                                           -----------     -----------
Revenue                                     $ 250,000       $ 139,000
Expenses                                     (310,000)       (171,000)
                                           -----------     -----------
  Net loss                                  $ (60,000)      $ (32,000)
                                           ===========     ===========


Other Wafer Supply Arrangements

Taiwan Semiconductor Manufacturing Co., Ltd. ("TSMC").

     In fiscal 1993 and 1996, the Company entered into volume purchase agreements with TSMC. Under each agreement, the Company committed to purchase a fixed minimum number of wafers at market prices and TSMC guaranteed to supply certain quantities. The fiscal 1993 agreement expired in March 1997. The fiscal 1996 agreement expires in December 2001. Under the agreement entered into in fiscal 1996, the Company has agreed to make advance payments to TSMC of approximately $118 million, one-half in fiscal 1998 and one-half in fiscal 1999. The parties have been reevaluating these arrangements, and, although no written agreement has been concluded, the Company believes that the requirement for advance payments may be eliminated, to be replaced by long-term purchase commitments. Under both the fiscal 1993 and 1996 agreements, if the Company does not purchase the committed amounts, it may be required to pay a per-wafer penalty for any shortfall not sold by TSMC to other customers. Over the term of the fiscal 1996 agreement, the Company estimates it must purchase approximately $790 million of product in order to receive full credit for the advance payments or avoid penalties if the requirement for advance payments is eliminated. During fiscal 1997, 1996 and 1995, the Company purchased approximately $40.2 million, $37.2 million and $17.4 million, respectively, of product under the fiscal 1993 supply agreement. In fiscal 1997, the Company purchased approximately $56.6 million under the fiscal 1996 supply agreement.


United Microelectronics Corporation ("UMC").

     In the fall of 1995, the Company entered into a foundry agreement and a foundry capacity agreement with UMC, a Taiwanese company. The agreements provide that UMC will form a new corporation under the laws of Taiwan, to be called United Silicon, Inc., and that United Silicon, Inc. will build a wafer fabrication facility and manufacture and sell wafers, wafer die and packaged integrated circuits. The agreements provide that United Silicon, Inc. will be funded in part with debt and equipment lease financing from UMC and in part with equity contributions from the Company and two other U.S. semiconductor companies. The agreements contemplated that the Company's total investment would be approximately $88 million, in exchange for which the Company would receive 15% of the equity of United Silicon, Inc. as well as the right (but not the obligation) to purchase up to 18.75% of the wafer output of the new facility at fair market prices. The Company paid $20.6 million in the fourth quarter of fiscal 1996. The Company does not expect to make the additional scheduled investment. Should the Company not make any additional investments, the Company's ultimate equity holding would be substantially less than 15% and the Company would not retain rights to guaranteed capacity. However, the Company would retain its equity holding in United Silicon, Inc., and the Company believes that foregoing the rights to guaranteed capacity would not result in an impairment of the recorded value of the investment. The Company evaluates the net realizable value of such investment on an ongoing basis.


6.   OBLIGATIONS UNDER CAPITAL LEASES

     The Company has capital lease agreements for machinery and equipment as follows (in thousands):

                                          March 29,     March 30,
                                             1997         1996
                                          ----------   ----------

     Capitalized cost                      $ 30,594     $ 20,076
     Accumulated amortization               (15,957)     (11,385)
                                          ----------   ----------
           Total                           $ 14,637     $  8,691
                                          ==========   ==========

     Amortization expense on assets capitalized under capital lease obligations is included in depreciation and amortization. The lease agreements are secured by the leased property.

     Future minimum lease payments under capital leases for the following fiscal years, together with the present value of the net minimum lease payments as of March 29, 1997, are (in thousands):

     1998                                        $  6,092
     1999                                           4,934
     2000                                           3,228
     2001                                           2,549
     2002                                             736
                                                 ---------
     Total minimum lease payments                  17,539
     Less amount representing interest            ( 2,336)
                                                 ---------
     Present value of net lease payments           15,203
     Less current maturities                      ( 5,355)
                                                 ---------
     Capital lease obligations                   $  9,848
                                                 =========


7.   LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                          March 29,     March 30,
                                             1997         1996
                                          ----------   ----------

     Installment notes with interest
      rates ranging from 6.38% to 9.08%    $ 76,892    $  87,531
     Installment purchase contract with
      officer of subsidiary                       -          500
     Less current maturities                (25,644)     (22,460)
                                           ---------   ----------
     Long-term debt                        $ 51,248    $  65,571
                                           =========   ==========

     Principal payments for the following fiscal years are (in thousands):

          1998                                  $ 25,644
          1999                                    21,540
          2000                                    19,008
          2001                                     8,806
          2002                                     1,894
                                                --------
               Total                            $ 76,892
                                                ========

     At March 29, 1997, installment notes are secured by machinery and equipment with a net book value of $67,947,000 ($79,211,000 at March 30, 1996).


8.   CONVERTIBLE SUBORDINATED NOTES

     During December 1996, the Company completed an offering of $300 million of convertible subordinated notes. The notes bear interest at six percent, mature in December 2003, and are convertible into shares of the Company's common stock at $24.219 per share. Expenses associated with the offering of approximately $9.4 million are deferred and included in deposits and other assets. Such expenses are being amortized to interest expense over the term of the notes.


9.   BANK ARRANGEMENTS

     As of March 29, 1997, the Company has a commitment for a bank line of credit for borrowings up to a maximum of $150 million expiring on October 31, 1999, at the banks' prime rate plus one-half percent. As of March 29, 1997, no borrowings were outstanding under the line. Borrowings are secured by cash, accounts receivable, inventory, intellectual property, and stock in the Company's subsidiaries. Use of the line is limited to the borrowing base as defined by accounts receivable. Terms of the agreement include satisfaction of certain financial ratios, minimum tangible net worth, cash flow, and leverage requirements as well as a prohibition against the payment of a cash dividend without prior bank approval. The Company was not in compliance with the tangible net worth and profitably covenants as of March 29, 1997. The Company expects to amend or replace the existing line of credit facility in fiscal 1998.

     The Company has separate standby letters of credit of approximately $10,000,000 with a wafer vendor to secure inventory purchases. The Company also has a separate standby letter of credit of approximately $29,071,000 with a leasing company to secure lease payments under equipment leases the leasing company has with MiCRUS (see note 5) which are guaranteed by the Company. The Company also has approximately $1,000,000 of various other lines of credit.


10.  COMMITMENTS

Facilities and Equipment Under Operating Lease Agreements

     The Company leases its facilities and certain equipment under operating lease agreements, some of which have renewal options. Certain of these arrangements provide for lease payment increases based upon future fair market rates. The aggregate minimum future rental commitments under all operating leases for the following fiscal years are (in thousands):

          1998                                    $  10,809
          1999                                       10,364
          2000                                       10,477
          2001                                        9,875
          2002                                        9,214
          Thereafter                                 47,931
                                                  ---------
          Total minimum lease payments            $  98,670
                                                  =========

     Total rent expense was approximately $12,580,000, $11,177,000 and $10,242,000 for fiscal 1997, 1996 and 1995, respectively.


11.  RESTRUCTURING CHARGES

     In the fourth quarter of fiscal 1997, the Company recorded a pre-tax restructuring charge of $21.0 million in connection with a decision to reorganize into four market focused divisions (Personal Computer Products, Communications Products, Mass Storage Products and Crystal Semiconductor Products), to outsource certain of its production testing and to consolidate certain corporate functions. In connection with these actions, the Company has effected a workforce reduction of approximately 400 people, representing approximately 15 percent of the worldwide staff, and has begun the consolidation of certain corporate functions. The Company expects the outsourcing of production test to be substantially complete during fiscal 1998. Approximately $5.1 million of the restructuring charge is attributable to the workforce reduction. The remaining $15.9 million relates primarily to the write-off of excess assets (primarily excess test equipment and leasehold improvements totalling approximately $9.5 million) and facilities commitments (approximately $3.0 million), which were determined using an expected future cash flows basis for determining the impairment of the asset values and the amount of the facilities accrual. Approximately $10.7 million of the accrual is expected to be discharged through cash payments, $8.5 million of which is expected to be paid in fiscal 1998. There were no expenditures charged against the accrual in fiscal 1997.

     In the fourth quarter of fiscal 1996, as a result of decreased demand for the Company's products for use in personal computers, which accounted for more than 80% of the Company's revenue, management reviewed the various operating areas of the business and took certain steps to bring operating expenses and capacity in line with demand. These actions resulted in a pre-tax restructuring charge of approximately $11.6 million. The principal actions in the restructuring involved the consolidation of support infrastructure and the withdrawal from an unprofitable product line and reduction of planned production capacity. This resulted in the termination of approximately 320 positions from the manufacturing, research and development, sales and marketing, and administrative departments.

     The following sets forth the remaining balance of the Company's fiscal 1996 restructuring accrual as of March 29, 1997 (in thousands):

                    Severance and     Capacity scale back
                  related benefits      and other costs       Total
                  ----------------    -------------------  ----------
March 30, 1996           $  7,536               $  4,030   $  11,566

Cash payments              (6,904)                (1,691)     (8,595)
                  ----------------    -------------------  ----------
March 29, 1997           $    632               $  2,339   $   2,971
                  ================    ===================  ==========

     No payments were made for the restructuring during fiscal 1996. The remaining balance of the fiscal 1996 restructuring accrual as of March 29, 1997 is expected to be extinguished by cash payments to be made in fiscal 1998.


12.  EMPLOYEE BENEFIT PLANS

     The Company and its subsidiaries have adopted 401(k) Profit Sharing Plans ("the Plans") covering substantially all of their qualifying domestic employees. Under the Plans, employees may elect to reduce their current compensation by up to 15%, subject to annual limitations, and have the amount of such reduction contributed to the Plans. The Plans permit, but do not require, additional discretionary contributions by the Company on behalf of all participants. During fiscal 1997, 1996 and 1995, the Company and its subsidiaries matched employee contributions up to various maximums per plan for a total of approximately $2,046,000, $2,111,000 and $1,849,000, respectively.  The Company intends to continue the contributions in fiscal
1998.


13.  SHAREHOLDERS' EQUITY


Employee Stock Purchase Plan

     In March 1989, the Company adopted the 1989 Employee Stock Purchase Plan (ESPP). As of March 29, 1997, approximately 1,610,000 shares of Common Stock are reserved for future issuance under this plan . During fiscal 1997, 1996 and 1995, 618,169, 593,820 and 461,252 shares, respectively, were issued under the ESPP.


Preferred Stock

     The Preferred Stock is authorized but unissued. The Board of Directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued shares of Preferred Stock and to fix the number of shares constituting any series and the designations of such series, without any further vote or action by the shareholders. Although it has no intention to do so, the Board of Directors, without shareholder approval, can issue Preferred Stock with voting and conversion rights which could adversely affect the voting power of the holders of Common Stock. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company.


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

     In previous years, the Company also has issued non-qualified stock options to purchase a total of 664,156 shares at prices ranging from $0.06 to $6.50 per share, subject to a vesting schedule of three and one-half or four years and 23,000 shares as stock grants to employees at no cost which
vest over five years.   The Company recognizes as compensation expense the
excess of the fair market value at the date of grant over the exercise price of such options and grants. The compensation expense is amortized ratably over the vesting period of the options and was $494,000, $820,000 and $3,109,000 in fiscal 1997, 1996 and 1995, respectively.

     Information relative to stock option activity is as follows (in thousands):
                                                  Outstanding Options
                                           --------------------------------
                                 Options                           Weighted
                                Available                           Average
                                   for     Number of   Aggregate   Exercise
                                  Grant     Shares       Price       Price
                                ---------   -------   ----------   --------
Balance, April 2, 1994               646    10,372    $  91,964     $  8.87
Shares authorized for issuance     4,796         -            -           -
Options granted                   (4,228)    4,228       57,574       13.62
Options exercised                      -      (898)      (3,337)       3.72
Options cancelled                    272      (314)      (4,407)      14.04
                                ---------   -------   ----------   --------
Balance, April 1, 1995             1,486    13,388      141,794       10.59
Shares authorized for issuance     1,880         -            -           -
Options granted                   (3,086)    3,086      108,828       35.27
Options exercised                      -    (2,704)     (20,399)       7.54
Options cancelled                    529      (575)      (9,900)      17.22
                                ---------   -------   ----------   --------
Balance, March 30, 1996              809    13,195      220,323       16.70
Shares authorized for issuance     3,500         -            -           -
Options granted                   (3,421)    3,421       67,089       19.61
Options exercised                      -    (1,569)     (12,418)       7.91
Options cancelled                  2,465    (2,509)     (55,648)      22.18
                                ---------   -------   ----------   --------
Balance, March 29, 1997            3,353    12,538    $ 219,346     $ 17.49
                                =========   =======   ==========   ========

The following table summarizes information concerning currently outstanding and exercisable options:

                          Options Outstanding            Options Exercisable
                 ------------------------------------  -----------------------
                               Weighted
                                Average     Weighted                  Weighted
                               Remaining     Average                   Average
   Range of         Number    Contractual   Exercise      Number      Exercise
Exercise Prices  Outstanding     Life         Price     Exercisable     Price
---------------  -----------  -----------   --------    -----------   --------
$ 0.06 - $10.00   3,015,234      5.09        $  7.11     2,565,316     $  6.98
$10.00 - $15.00   2,993,978      6.96          13.31     1,667,009       12.90
$15.00 - $20.00   4,170,117      8.79          18.71       918,176       17.48
$20.00 - $56.88   2,358,727      8.30          33.94       418,833       31.75
                 ----------                             -----------
                 12,538,056      7.37        $ 17.49     5,569,334     $ 12.35
                 ==========                             ===========

     As of March 29, 1997, approximately 15,891,000 shares of
Common Stock were reserved for issuance under the Option Plans.


Shares Reserved for Future Issuance

     The Company has a total of approximately 29,880,000 shares of common stock reserved as of March 29, 1997 for issuances related to its convertible subordinated notes, its Option Plans, and its ESPP.


Stock-Based Compensation

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock and performance-based awards. Had compensation cost for the Company's other stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's fiscal 1997 net loss and loss per share would have been increased by approximately $19.1 million, or $0.29 per share and the Company's fiscal 1996 net loss and loss per share would have been increased by approximately $13.6 million, or $0.22 per share. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period (for options) and the six-month purchase period (for stock purchases under the
ESPP).

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

     The effects on pro forma disclosure of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because SFAS No. 123 is applicable only to options granted subsequent to April 1, 1995, the pro forma effect will not be fully reflected until 2000.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using a dividend yield of 0% and the following additional weighted-average assumptions used for grants:

                                     Employee             Employee Stock
                                   Option Plans           Purchase Plan
                                -------------------     ------------------
                                   1997      1996         1997      1996
                                 --------  --------     --------  --------
  Expected volatility              68.87%    68.87%       74.47%    74.47%
  Risk-free interest rate            6.1%      5.8%         5.7%      5.3%
  Expected lives (in years)           5.0       5.0          0.5       0.5


14.  INCOME TAXES

     (Loss) income before income taxes and cumulative effect of accounting change consists of (in thousands):

                               1997         1996         1995
                            ----------   ----------   ---------
     United States          $ (25,176)   $ (21,168)   $  57,541
     Foreign                  (26,443)     (20,555)      32,097
                            ----------   ----------   ---------
          Total             $ (51,619)   $ (41,723)   $  89,638
                            ==========   ==========   =========

     The (benefit) provision for income taxes consists of (in thousands):

                               1997         1996         1995
                           ----------    ----------  ----------
     Federal
       Current             $ (15,264)    $  25,303   $  27,829
       Deferred                7,041       (28,182)     (2,180)
                           ----------    ----------  ----------
                              (8,223)       (2,879)     25,649

     State
       Current               ( 1,077)        3,402       2,936
       Deferred                  812       (10,110)     (1,308)
                           ----------    ----------  ----------
                             (   265)       (6,708)      1,628

     Foreign
       Current                 3,025         4,047         959
                           ----------    ----------  ----------
     Total                 $ ( 5,463)    $  (5,540)  $  28,236
                           ==========    ==========  ==========

     The (benefit) provision for income taxes differs from the amount computed by applying the statutory federal rate to pretax income as follows:


                                                    1997     1996     1995
                                                   -------  -------  -------
Expected income tax (benefit) provision at
  the U.S. federal statutory rate                  (35.0%)  (35.0%)   35.0%
Provision (benefit) for state income taxes,
  net of federal effect                            (  .4%)  (10.5%)    1.4%
Foreign operating results taxed at rates
  other than the U.S. statutory rate                27.9%    35.9%    (3.0%)
Research and development credits
  (flow-through method)                            ( 5.0%)  ( 3.1%)   (4.6%)
Other                                                1.9%   ( 0.6%)    2.7%
                                                   -------  -------  -------
(Benefit) provision for income taxes               (10.6%)  (13.3%)   31.5%
                                                   =======  =======  =======


     Under SFAS No. 109, deferred income tax assets and liabilities reflect the net tax effects of tax carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

     Significant components of the Company's deferred tax assets and liabilities are (in thousands):

                                           March 29,   March 30,
                                             1997         1996
                                           ---------   ---------
     Deferred tax assets:
       Inventory valuation                 $  21,129   $  25,817
       Accrued expenses and allowances        21,457      35,447
       Net operating loss carryforwards        3,687       3,051
       Research and development credit
          carryforwards                       14,193       4,507
       State investment tax credit
          carryforwards                        4,442       4,042
       Other                                   4,521       2,690
                                           ---------   ---------
           Total deferred tax assets          69,429      75,554
                                           ---------   ---------
     Deferred tax liabilities:
       Depreciation                            9,239       8,124
       Other                                   5,114       4,501
                                           ---------   ---------
           Total deferred tax liabilities     14,353      12,625
                                           ---------   ---------
     Total net deferred tax assets         $  55,076   $  62,929
                                           =========   =========

     The Company has research and development tax credit carryforwards for federal and state tax purposes of approximately $14.2 million, expiring from 2006 through 2012. The Company also has state investment tax credit carryforwards of approximately $4.4 million expiring from 2004 through 2005.

     As a result of a prior merger, the Company has net operating loss carryforwards for federal tax purposes of approximately $8.5 million, expiring from 2002 through 2008. These net operating loss carryforwards are available to offset certain future consolidated taxable income.


15.  LEGAL MATTERS

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

     During December 1996, the Company and certain of its current and former directors and officers, reached an agreement in principle which would settle all pending securities claims against the Company for an aggregate sum of $31.3 million, exclusive of interest, $2.3 million of which will be paid by the Company with the remainder being paid by the Company's insurers. The Company recorded the $2.3 million as other expense in the quarter ended December 28, 1996.

     The proposed settlement includes the amendment of the federal class action filed in 1995 to include claims pending in the State court with the intent that the settlement would have the effect of extinguishing the State court claims. The proposed settlement, which is subject to a number of contingencies, is expected to be approved by the courts before July 1997.


16.  SUBSEQUENT EVENT

     The Company's Board of Directors approved an option exchange program effective April 30, 1997. Unless the employee elected not to participate in the exchange, at close of market on April 30, 1997, replacement options with an exercise price of $9.1975 per share were granted to current employees with outstanding options with exercise prices above $9.1875 per share and the old options were cancelled. In connection with this program, the replacement options have been issued with the same vesting schedule as the old options, however, all replacement options are subject to a one year blackout of exercise. If an employee voluntarily terminates his employment prior to the end of the blackout period, the replacement options will be forfeited.

REPORT OF ERNST & YOUNG LLP
Independent Auditors
The Board of Directors and Shareholders
Cirrus Logic, Inc.

We have audited the accompanying consolidated balance sheets of Cirrus Logic, Inc. as of March 29, 1997 and March 30, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 29, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cirrus Logic, Inc. at March 29, 1997 and March 30, 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 29, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                           /s/Ernst & Young LLP


San Jose, California
April 23, 1997, except for
  Note 16, as to which the date
  is April 30, 1997.

CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA
(Amounts in thousands except per share amounts)
(Unaudited)
                                                                                 Fiscal years by quarter
                                                      ----------------------------------------------------------------------------
                                                                     1997                                     1996
                                                      ------------------------------------    ------------------------------------
                                                       4th  ++   3rd +     2nd      1st        4th  **   3rd *     2nd      1st
                                                      -------- -------- -------- --------     -------- -------- -------- --------
Operating summary:
Net sales                                             $212,917 $253,309 $236,030 $214,898     $233,073 $295,783 $317,820 $300,269
Cost of sales                                          163,905  156,613  145,870  132,407      222,894  197,273  176,494  177,689
Loss (gain) on sale of assets, net                           7  (12,009)  (6,913)      -            -        -        -        -
Restructuring costs                                     20,954       -        -        -        11,566       -        -        -
Non-recurring costs                                         -        -        -        -            -     1,195       -        -
Operating (loss) income                                (56,943)  17,360    7,690   (9,295)    (117,393)  (5,818)  48,421   30,566
(Loss) income before income taxes                      (59,596)  14,419    4,194  (10,636)    (117,886)  (5,257)  48,228   33,192

Net (loss) income                                     ($51,859) $10,310   $2,998  ($7,605)    ($88,356) ($3,601) $33,037  $22,737

Net income (loss) per common and common equivalent
   share                                                ($0.79)   $0.16    $0.05   ($0.12)      ($1.38)  ($0.06)   $0.47    $0.34

Weighted average common and common equivalent shares
   outstanding                                          65,917   66,460   64,776   64,159       63,813   63,273   70,997   67,775

*  In the third quarter of fiscal 1996, cost of sales increased as a result of a charge of approximately $33 million for inventory written down for lower-than-anticipated shipments of and demand for graphics, core logic and other products and a $5 million charge for anticipated payments for underutilization of capacity at its MiCRUS joint venture.

**  In the fourth quarter of fiscal 1996, cost of sales increased as a result of chargs for general market conditions and the transition to new product releases.  Also, there is a restructuring charge related to the streamlining of operations.

+   In the third quarter of fiscal 1997, other expenses increased as a result of a charge of approximately $2.3 million for the settlement of pending security claims against the Company.

++  The fourth quarter of fiscal 1997 includes $34.5 million that was charged to cost of sales for under use of wafer fabrication capacity and inventory write-downs, and $21.0 million related to a workforce reduction, excess assets and excess facilities commitments.




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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the section entitled "Employment Agreements and Certain Transactions" in the Registrant's Proxy Statement.


                            PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K


(a)  The following documents are filed as part of this Report:

1.  Financial Statements

The following consolidated financial statements of the Registrant and Report of Ernst & Young LLP, Independent Auditors are included herewith:


(i)   Consolidated Balance Sheets as of March 29, 1997 and
      March 30, 1996.

(ii)  Consolidated Statements of Operations for the years ended
      March 29, 1997, March 30, 1996 and April 1, 1995.

(iii) Consolidated Statements of Shareholders' Equity for the years ended March 29, 1997, March 30, 1996 and
      April 1, 1995.

(iv)  Consolidated Statements of Cash Flows for the years ended
      March 29, 1997, March 30, 1996 and April 1, 1995.

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


                               CIRRUS LOGIC INC.

                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                            Balance    Charged to                    Balance
                         at Beginning   Costs and                    at Close
          Item             of Period    Expenses    Deductions (1)  of Period
-----------------------  ------------- ----------- ------------    ------------
                                      (Amounts in thousands)

1995
  Allowance for doubtful
       accounts             $  8,237     $ 4,631      ($ 3,429)       $  9,439

1996
  Allowance for doubtful
       accounts             $  9,439     $ 4,094      ($   359)       $ 13,174

1997
  Allowance for doubtful
       accounts             $ 13,174     $   518      ($   922)       $ 12,770

 (1) Uncollectible accounts written off, net of recoveries



3.  Exhibits

The following exhibits are filed as part of or incorporated by reference into this Report:

 3.1 (9) Restated Articles of Incorporation of Registrant, as amended.

 3.2 (1)   Form of Restated Articles of Incorporation of
           Registrant.

 3.3 (1)   By-laws of Registrant, as amended.

 4.0 (1)   Article III of Restated Articles of Incorporation of
           Registrant (See Exhibits 3.1 and 3.2).

10.1 (10)   Amended 1987 Stock Option Plan.

10.2 (10)   Amended 1989 Employee Stock Purchase Plan.

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

10.26 (9)  Joint Venture Formation Agreement dated as of October 23, 1995 between the Company and AT&T.

10.27 (9)  Foundry Venture Agreement dated as of September 29, 1995 between the Company and United Microelectronics Corporation ("UMC").

10.28 (9)  Written Assurances Re Foundry Venture Agreement dated as of
           September 29, 1995 between the Company and UMC.

10.29 (9)  Foundry Capacity Agreement dated as of September 29, 1995 between the Company and UMC.

10.30 (10) Multicurrency Credit Agreement dated April 30, 1996 between the Company and the Bank of America and Other Banks

11.1       Statement re: Computation of Per Share Earnings.

19.1       Proxy Statement to the 1997 Annual Meeting of
           Shareholders.

21.1       Subsidiaries of Registrant.

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

(10)Incorporated by reference to Registrant's Report on Form 10-K for the fiscal year ended March 30, 1996.


(b) Reports on Form 8-K

None.



                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRRUS LOGIC, INC.
By:  /s/ Ronald K. Shelton
     Ronald K. Shelton
     Vice President, Finance, Chief Financial Officer,
     Principal Accounting Officer, and Treasurer.

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald K. Shelton, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Michael L. Hackworth                 /s/ C. Gordon Bell
Michael L. Hackworth                     C. Gordon Bell
President, Chief Executive               Director, June 17, 1997
Officer and Director
June 17, 1997

/s/ Suhas S. Patil                       /s/ D. James Guzy
Suhas S. Patil                           D. James Guzy
Chairman of the Board,                   Director, June 17, 1997
and Director
June 17, 1997

/s/ Ronald K. Shelton                    /s/ Walden C. Rhines
Ronald K. Shelton                        Walden C. Rhines
Vice President, Finance                  Director, June 17, 1997
Chief Financial Officer,
Principal Accounting Officer,
and Treasurer
June 17, 1997

                                         /s/ Robert H. Smith
                                         Robert H. Smith
                                         Director, June 17, 1997