Form 10-Q
period 1997-06-28
CIRRUS LOGIC INC
filed 1997-08-12
CIK 772406

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 28, 1997

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


                         YES [ ]        NO [X]


The number of shares of the registrant's common stock, no par value, was 67,012,137 as of June 28, 1997.

Part 1.  Financial Information
Item 1.   Financial Statements
                             CIRRUS LOGIC, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (In thousands, except per share data)
                               (Unaudited)
                                                             Quarter Ended
                                                          -----------------------
                                                           June 28,    June 29,
                                                             1997        1996
                                                          ----------- -----------
Net sales                                                   $201,623    $214,898

Costs and expenses:
  Cost of sales                                              122,471     132,407
  Research and development                                    44,182      61,218
  Selling, general and administrative                         29,527      30,568
                                                          ----------- -----------
    Total costs and expenses                                 196,180     224,193
                                                          ----------- -----------

Income (loss) from operations                                  5,443      (9,295)
Interest and other (expense) income, net                      (1,900)     (1,341)
                                                          ----------- -----------
Income (loss) before provision (benefit) for income taxes      3,543     (10,636)
Provision (benefit) for income taxes                           1,063      (3,031)
                                                          ----------- -----------
Net income (loss)                                             $2,480     ($7,605)
                                                          =========== ===========


Net income (loss) per common and common equivalent share       $0.04      ($0.12)
                                                          =========== ===========

Weighted average common and common
  equivalent shares outstanding                               67,849      64,159
                                                          =========== ===========

See Notes to the Unaudited Consolidated Condensed Financial Statements.

                                CIRRUS LOGIC, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In thousands)
                                                           June 28,    Mar. 29,
                                                             1997        1997
                                                          ----------- -----------
                                                          (Unaudited)
                   ASSETS
Current assets:
  Cash and cash equivalents                                 $100,093    $151,540
  Short-term investments                                     225,357     188,215
  Accounts receivable, net                                   157,940     173,743
  Inventories                                                 97,773     127,252
  Deferred tax assets                                         34,410      34,410
  Payments for joint venture equipment to be leased          107,364     112,597
  Other current assets                                         8,666       7,245
                                                          ----------- -----------
    Total current assets                                     731,603     795,002
Property and equipment, net                                  124,490     130,855
Manufacturing agreements, net
  and investments in joint ventures                          150,304     151,675
Deposits and other assets                                     57,299      59,289
                                                          ----------- -----------
                                                          $1,063,696  $1,136,821
                                                          =========== ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                  $206,130    $270,282
  Accrued salaries and benefits                               23,539      33,792
  Obligations under equipment loans and
    capital leases, current portion                           27,784      30,999
  Income taxes payable                                        28,956      31,259
                                                          ----------- -----------
    Total current liabilities                                286,409     366,332

Obligations under equipment loans and
  capital leases, non-current                                 57,617      61,096
Other long-term                                                5,299       5,196

Convertible subordinated notes                               300,000     300,000
Commitments and contingencies                                      0           0

Shareholders' equity:
  Capital stock                                              358,956     351,261
  Retained earnings                                           55,415      52,936
                                                          ----------- -----------
    Total shareholders' equity                               414,371     404,197
                                                          ----------- -----------
                                                          $1,063,696  $1,136,821
                                                          =========== ===========

See Notes to the Unaudited Consolidated Condensed Financial Statements.

                                CIRRUS LOGIC, INC.
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                  (In thousands)
                                                              Quarter Ended
                                                          -----------------------
                                                           June 28,    Jun. 29,
                                                             1997        1996
                                                          ----------- -----------
Cash flows from operations:
  Net income                                                  $2,480     ($7,605)
  Adjustments to reconcile net (loss) income to net
   cash flows from operations:
   Depreciation and amortization                              18,063      22,826
   Net change in operating assets and liabilities            (27,311)    (66,913)
                                                          ----------- -----------
        Net cash flows provided by operations                 (6,768)    (51,692)
                                                          ----------- -----------
Cash flows from investing activities:
  Purchase of short-term investments                        (157,852)     (2,008)
  Proceeds from sale of short-term investments               120,710       9,068
  Additions to property and equipment                         (6,810)     (6,682)
  Joint venture manufacturing agreements and
    investment in joint ventures                                   0      (2,000)
  Increase in deposits and other assets                       (1,527)     (3,202)
                                                          ----------- -----------
        Net cash flows used by investing activities          (45,479)     (4,824)
                                                          ----------- -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                       6,657       7,777
  Borrowings on short-term debt                                    0      92,000
  Borrowings on long-term debt                                 3,588           0
  Payments on long-term debt and capital lease obligations    (9,445)     (7,157)
  Payments on short-term debt                                      0     (80,000)
  Increase in other long-term liabilities                          0         141
                                                          ----------- -----------
        Net cash flows provided by financing activities          800      12,761
                                                          ----------- -----------
Increase in cash and cash equivalents                        (51,447)    (43,755)
Cash and cash equivalents - beginning of period              151,540     155,979
                                                          ----------- -----------
Cash and cash equivalents - end of period                   $100,093    $112,224
                                                          =========== ===========

Supplemental disclosure of cash flow information:
  Interest paid                                              $12,362      $2,634
  Income taxes (refunded) paid                                    $-    ($17,394)
  Equipment purchased under capitalized leases                    $-      $9,286
  Tax benefit of stock option exercises                         $436      $1,055

See Notes to the Unaudited Consolidated Condensed Financial Statements.

                              CIRRUS LOGIC, INC.

   NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. Basis of Presentation

The consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, and notes thereto for the year ended March 29, 1997, included in the Company's 1997 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.


2. Inventories

Inventories are comprised of the following:

                                             June 28,    March 28,
                                               1997           1997
                                            ---------      ---------
                                                 (In thousands)
          Work-in-process                     $55,905      $  79,276
          Finished goods                       41,868         47,976
                                            ---------      ---------
                   Total                     $ 97,773      $ 127,252
                                            =========      =========


3. Income Taxes

The Company provides for income taxes during interim reporting periods based upon an estimate of the annual effective tax rate. Such estimate reflects an effective tax rate lower than the federal statutory rate primarily because of foreign operating results which are taxed at rates other than the U.S. statutory rate, federal and state research tax credits, and state investment tax credits.


4. Net Income (Loss) Per Common and Common Equivalent Share

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


5. Commitments

As of June 28, 1997, the Company is contingently liable for MiCRUS and Cirent equipment leases which have remaining payments of approximately $538 million, payable through fiscal 2004.


6. Recently Issued Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted by December 31, 1997. At that time the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per
share, the dilutive effect of stock options will be excluded.   The
implementation of Statement No. 128 is not expected to have an impact on the calculation of primary or fully diluted earnings per share for the quarters ended June 28, 1997 or June 29, 1996.


7.  Subsequent Events

On June 30, 1997, the Company amended its existing bank lines of credit to provide a commitment for letters of credit up to a maximum aggregate of $35,000,000, expiring on June 30, 1998, which is collateralized by cash or securities with interest at the higher of: (a) .50% per annum above the latest federal funds rate (as defined in the Second Amended Credit Agreement); and (b) the rate of interest in effect for such day as publicly announced from time to time by the Bank of America National Trust and
Savings Association in San Francisco, California.   The Company is currently
in compliance with all covenants under the bank line. The Company does not believe the amendment of its line of credit will have an impact on its financial position or on its ability to finance its operations for the foreseeable future.

In July of 1997 , the Company terminated the foundry agreement and foundry capacity agreement it had entered into with United Microelectronics Corporation ("UMC"), a Taiwanese Company, in the fall of 1996. Under the agreements, the Company had become an equity partner in United Silicon Inc., a subsidiary of UMC, and had rights to purchase minimum volume amounts of wafers. Pursuant to the termination, the Company relinquished its equity interest and its rights to purchase the volume amounts, and it recovered the cumulative cost of its investment in the venture.

Item 2.
                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations


This information should be read along with the unaudited consolidated condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 28, 1997, contained in the 1997 Annual Report on Form 10-K (the "1997 Form 10-K"). This Discussion and Analysis contains forward-looking statements.
Such statements are subject to certain risks and uncertainties, including those discussed below or in the 1997 Form 10-K that could cause actual results to differ materially from the Company's expectations. Readers are cautioned not to place undue reliance on any forward-looking statements, as they reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

During fiscal 1997, the Company implemented a strategy of focusing on the markets for multimedia (graphics, video, and audio), mass storage, and communications. As part of this strategy, the Company has been divesting non-core business units and eliminating projects that do not fit within its core markets. At the same time, the Company implemented a program to manage costs and streamline operations. These efforts culminated in the fourth quarter of fiscal 1997 with a reorganization into four market-focused product divisions (Personal Computer Products, Communications Products, Mass Storage Products, and Crystal Semiconductor Products), and a decision to outsource its production testing and to consolidate certain corporate functions. In connection with these actions, the Company effected a workforce reduction of approximately 400 people in April 1997, representing approximately 15 percent of its worldwide staff. While these actions contributed to the Company's ability to generate net income in the first quarter of fiscal 1998, there is no assurance that the Company will regain the levels of profitability that it achieved in the past or that losses will not occur in the future.

Results of Operations

The following table discloses the percentages that income statement items are of net sales and the percentage change in the dollar amounts for the same items compared to the corresponding period in the prior fiscal year.



                                                 Percentage of Net Sales
                                                    Quarter Ended
                                                 -------------------
                                                 June 28,  June 29,   Percent
                                                   1997      1996     change
                                                 --------- --------- ---------
    Net sales                                         100%      100%      - 6%

    Gross margin                                       39%       38%      - 4%
    Research and development                           22%       28%     - 28%
    Selling, general and administrative                14%       14%      - 3%
    Income (loss) from operations                       3%       -4%       N/A
    Income (loss) before income taxes                   2%       -5%       N/A
    Provision (benefit)for income taxes                 1%       -1%       N/A

    Net income (loss)                                   1%       -4%       N/A



Net Sales

Net sales for the first quarter of fiscal 1998 were $201.6 million, a decrease of 6% from the $214.9 million reported for the first quarter of fiscal 1997. Increased sales in the mass storage division were offset by decreased sales in the PC products division, largely related to graphics products, and decreased sales from divested businesses.

Export sales (including sales to U.S.-based customers with manufacturing plants overseas) were 54% and 65% of total sales in the first quarter of fiscal 1998 and 1997, respectively. The decrease in export sales as a percentage of total sales was primarily due to a reduction in sales of PC products in the Pacific Rim (which excludes Japan), primarily due to competitive pricing pressures and demand constraints for certain of the Company's products in the region.

The Company's sales are currently denominated primarily in U.S. dollars. The Company may enter into foreign currency forward exchange and option contracts to hedge certain of its foreign currency exposures.

Sales to one customer comprised approximately 15% of sales in the first quarter of fiscal 1998 and sales to two customers comprised 10% each of total sales in the first quarter of fiscal 1997.


Gross Margin

Gross margin was 39% in the first quarter of fiscal 1998, which was relatively consistent compared to 38% for the first quarter of fiscal 1997.


Research and Development

Research and development expenses for the first quarter of fiscal 1998 were $44.1 million, a decrease of 28% from $61.2 million in the first quarter of fiscal 1997. Research and development expenditures decreased during the final three quarters of fiscal 1997 as the Company focused its product development efforts on its core businesses and these expenditures continued to decrease in the first quarter of fiscal 1998 as a result of the April 1997 headcount reductions which were made in connection with the Company's realignment into four market focused divisions.


Selling, General and Administrative Expenses

Selling, general and administrative expenses in the first quarter of fiscal 1998 were $29.5 million a decrease of 3% from $30.6 million in the first quarter of fiscal 1997, and were relatively consistent at 14% of sales in each of these quarters.


Income Taxes

The Company's effective tax rate was a 30.0% provision in the first quarter of fiscal 1998 compared to a benefit of 28.5% the first quarter of fiscal 1997. The 30.0% estimated annual effective tax rate is less than the U.S. federal statutory rate of 35.0 %, primarily because of foreign operating results which are taxed at rates other than the U.S. statutory rate, federal and state research tax credits, and state investment tax credits. In the first quarter of fiscal 1997 the Company generated a tax benefit as a result of its net loss for the period.


Liquidity and Capital Resources

The Company used approximately $6.8 million of cash and cash equivalents in its operating activities during the first quarter of fiscal 1998 and used approximately $51.7 million during the first quarter of fiscal 1997. The decrease in cash used for operations was primarily due to having net income of $2.5 million in the first quarter of fiscal 1998 compared to a loss of $7.6 million in the same quarter of the prior fiscal year, and the net change in operating assets and liabilities.

The Company used $45.5 million in cash in investing activities during the first quarter of fiscal 1998 compared to $4.8 million during the comparable
period of fiscal 1997.   The primary reason for the change is that during
the first quarter of fiscal 1998 the Company had a significantly higher level of cash and equivalents and short-term investments than in the same quarter of the prior fiscal, primarily related to the $290.6 million of proceeds from the issuance of convertible debt in the third quarter of fiscal 1997. In the first quarter of fiscal 1998, the Company invested a higher proportion of its funds in short-term investments than it did in the immediately prior quarter.

Financing activities provided $0.8 million in cash during the first quarter of fiscal 1998 and $12.8 million during the comparable period of fiscal 1997. In the first quarter of fiscal 1997, net short-term borrowings provided $12.0 million of financing. The Company raised approximately $290.6 million in the third quarter of fiscal 1997 and, as a result, is no longer using short-term borrowings as a source of financing.

On June 30, 1997, the Company amended its existing bank lines of credit to provide a commitment for letters of credit up to a maximum aggregate of $35,000,000, expiring on June 30, 1998, which is collateralized by cash or securities with interest at the higher of: (a) .50% per annum above the latest federal funds rate (as defined in the Second Amended Credit Agreement); and (b) the rate of interest in effect for such day as publicly announced from time to time by the Bank of America National Trust and
Savings Association in San Francisco, California.   The Company is currently
in compliance with all covenants under the bank line. The Company does not believe the amendment of its line of credit will have an impact on its financial position or on its ability to finance its operations for the foreseeable future.

The semiconductor industry is extremely capital intensive. To remain competitive, the Company believes it must continue to invest in advanced wafer manufacturing and in test equipment. Investments will be made in the various external manufacturing arrangements and its own facilities. The Company intends to obtain most of the necessary capital through direct or guaranteed equipment lease financing and the balance through debt and/or equity financing. As of June 28, 1997, the Company is contingently liable as guarantor or co-guarantor for MiCRUS and Cirent equipment leases which have remaining payments of approximately $538 million due through fiscal 2004. In addition, the Company has other commitments related to its joint venture relationships that total approximately $118 million at June 28, 1997.

There can be no assurance that financing will be available or, if available, will be on satisfactory terms. Failure to obtain adequate financing would restrict the Company's ability to expand its manufacturing infrastructure, to make other investments in capital equipment, and to pursue other initiatives.


Future Operating Results

Quarterly Fluctuations

The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. The Company's operating results are affected by a wide variety of factors, many of which are outside of the Company's control, including but not limited to, economic conditions and overall market demand in the United States and worldwide, the Company's ability to introduce new products and technologies on a timely basis, changes in product mix, fluctuations in manufacturing costs which affect the Company's gross margins, declines in market demand for the Company's and its customers' products, sales timing, the level of orders which are received and can be shipped in a quarter, the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products, product obsolescence, price erosion, and competitive factors. The Company's operating results in the rest of fiscal 1998 are likely to be affected by these factors as well as others.

The Company must order wafers and build inventory well in advance of product shipments. Because the Company's markets are volatile and subject to rapid technology and price changes, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because many of the Company's customers place orders with short lead times. Such inventory imbalances have occurred in the past and, for example, contributed significantly to the Company's operating losses in fiscal 1997 and 1996. These factors increase not only the inventory risk but also the difficulty of forecasting quarterly operating results. Moreover, as is common in the semiconductor industry, the Company frequently ships more product in the third month of each quarter than in either of the first two months of the quarter, and shipments in the third month are higher at the end of that month. The concentration of sales at the end of the quarter contributes to difficulty in predicting the Company's quarterly revenues and results of operations.

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


Issues Relating to Manufacturing and Manufacturing Investment

In the first quarter of fiscal 1998 and in fiscal 1997, manufacturing supply exceeded demand for certain of the Company's products and the Company believes that its manufacturing capacity will exceed demand at least through the third quarter of fiscal 1998. As a consequence, the Company incurs charges related to its MiCRUS joint venture for failing to purchase sufficient wafers and in the fourth quarter of fiscal 1997 the Company recorded an accrual for anticipated under-use of wafer fabrication capacity, which negatively impacted gross margins in that quarter. In the first quarter of fiscal 1998, the Company did not record additional accruals as its utilization of available wafer fabrication capacity was consistent with the expectations in the previous quarter.

Although the Company believes that its efforts to increase its source of wafer supply through joint ventures (MiCRUS with IBM and Cirent Semiconductor with Lucent Technologies) and other arrangements have significant potential benefits to the Company, there are also risks, some of which materialized in the third and fourth quarters of fiscal 1996 and the
second and fourth quarters of fiscal 1997.   These arrangements reduce the
Company's flexibility to reduce the amount of wafers it is committed to purchase and increase the Company's fixed manufacturing costs as a percentage of overall costs of sales. As a result, the operating results of the Company are becoming more sensitive to fluctuations in revenues. In the case of the Company's joint ventures, overcapacity results in underabsorbed fixed cost, which adversely affects gross margins and earnings. During the fourth quarter of fiscal 1997, the Company accrued $22.0 million for anticipated under utilization of wafer fabrication capacity. In the case of the Company's "take or pay" contracts with foundries, the Company must pay contractual penalties if it fails to purchase its minimum commitments.

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

Certain provisions of the MiCRUS and Cirent Semiconductor agreements may cause the termination of the joint venture in the event of a change in control of the Company. Such provisions could have the effect of discouraging, deferring or preventing a change of control of the Company.

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

The greater integration of functions and complexity of operations of the Company's products also increases the risk that latent defects or subtle faults could be discovered by customers or end users after volumes of product have been shipped. If such defects were significant, the Company could incur material recall and replacement costs for product warranty.


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

The Company believes that constraints in supply of certain read head components to the disk drive industry limited sales of its mass storage products in the fourth quarter of fiscal 1997. In addition, the Company believes that excess inventories held by its customers limited sales of the Company's mass storage products in the second quarter of fiscal 1997 and limited sales of the Company's optical disk drive products in the third quarter of fiscal 1997. Revenues from mass storage products in the remainder of fiscal 1998 are likely to depend heavily on the success of certain 3.5 inch disk drive products selected for use by various customers, which in turn depends upon obtaining timely customer qualification of the new products and bringing the products into volume production timely and cost effectively.


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

During the second quarter of fiscal 1997, the Company introduced and began shipping its first Rambus DRAM-based 3D accelerator for the mainstream PC market. Sales of the Company's 3D accelerator products were not material in the first quarter of fiscal 1998 or in fiscal 1997. The Company is striving to bring additional products with 3D acceleration to market, but there is no assurance that it will succeed in doing so in a timely manner. If these additional products are not brought to market in a timely manner or do not address the market needs or cost or performance requirements, then the Company's graphics market share and sales could be adversely affected. Revenues from the sale of graphics products in fiscal 1998 are also likely to be significantly dependent on the success of the Company's current DRAM-based 2D graphics/video accelerators.


Issues Relating to Audio Products

Most of the Company's revenues in the multimedia audio market derive from the sales of 16-bit audio Codecs and integrated 16-bit Codec plus controller solutions for the consumer PC market. Pricing pressures have forced a transition from multi-chip solutions to products that integrate the Codec, controller and synthesis into a single IC. The Company's revenues from the sale of audio products in the remainder of fiscal 1998 are likely to be significantly affected by the success of its recently introduced fully-integrated, single-chip audio ICs. Moreover, aggressive competitive pricing pressures have adversely affected and may continue to adversely affect the Company's revenues and gross margins from the sale of single-chip audio ICs.
In addition, the introduction of new audio products from the Company's competitors, the introduction of mediaprocessors and the introduction of MMX processors with multimedia features by Intel Corporation could adversely affect revenues and gross margins from the sale of the Company's audio products.


Three-dimensional spatial effects audio is expected to become an important feature in fiscal 1998, primarily in products for the consumer marketplace. The Company has begun shipping such products. If the Company's spatial effects audio products do not meet the cost or performance requirements of the market, revenues from the sale of audio products would be adversely affected.


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


Issues Related to Reorganization

During the fourth quarter of fiscal 1997, the Company decided to reorganize into four market focused divisions (Personal Computer Products, Communications Products, Mass Storage Products, and Crystal Semiconductor Products), outsource its production testing, and consolidate certain corporate functions. In connection with these actions, the Company effected a workforce reduction of approximately 400 people, representing approximately 15% of the worldwide staff. Although the Company generated net income in the first quarter of fiscal 1998, there is no assurance that these actions will be successful or have a positive impact on results of operations. Furthermore, should such actions have a negative impact on the Company's ability to design and develop new products, market new or existing products, or produce and/or purchase products at competitive prices, these actions could have an adverse impact on the Company's results of operations.


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


Part II.  Other Information

Item 1.  Legal Proceedings

On December 12, 1996, the Company signed a Memorandum of Settlement with plaintiffs' counsel in the federal class action and derivative lawsuits. The agreement settled all pending securities claims against the Company for an aggregate sum of $31.3 million, exclusive of interest, $2.3 million of which would be contributed by the Company with the remainder being contributed by the Company's insurers. The Company recorded the $2.3 million as other expense in the quarter ended December 28,1996.

The settlement includes an amendment of the federal class action filed in 1995 to include claims pending in state court with the intent that the settlement would have the effect of extinguishing the state court claims.

The Court approved the settlement after hearings on June 13 and June 19,1997, overruling objections to the settlement, including those asserted by the attorneys who filed the state action. The judgment approving the settlement was signed on June 23, 1997. The order approving the settlement shall become final on July 23, 1997. The attorneys who filed the state action have filed an appeal of such order. The Company intends to defend
itself vigorously in such appeals.   The Company believes that the
likelihood is remote that the ultimate resolution of these matters will have a material adverse effect on its financial position, results of operations or cash flows. However, there can be no certainty or assurance as to the outcome of any litigation process.


Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

On July 31, 1997, the Company held its Annual Meeting of Shareholders. The matters voted upon at the meeting and the results of those votes were as follows:

1. Election of Directors:
                                                        Votes
                                         Votes For    Withheld
                                         ----------   --------
  Michael L. Hackworth                   57,525,372    1,923,267
  Suhas S. Patil                         57,545,897    1,902,742
  C. Gordon Bell                         57,581,951    1,866,688
  D. James Guzy                          57,603,393    1,845,246
  Walden C. Rhines                       57,602,296    1,846,343
  Robert H. Smith                        57,535,068    1,913,571


2. Approve amendment to the 1989 Employee Stock Purchase Plan:

                For               Against     Abstain    No Vote
            ----------            -------     -------    -------
            55,745,460          3,297,380     405,799         --


3. Approve amendment to the 1996 Stock Plan:

                For               Against     Abstain    No Vote
            ----------         ----------     -------    -------
            51,923,608          7,065,924     459,107         --


4. Ratify the appointment of Ernst & Young LLP as Independent Auditors:

                For               Against     Abstain    No Vote
            ----------            -------     -------    -------
            58,635,981            533,480     279,268         --



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

                                   CIRRUS LOGIC, INC.
                                   (Registrant)


August 12, 1997              /s/ Ronald K. Shelton
Date                          Ronald K. Shelton
                              Vice President, Finance, Chief Financial Officer, Principal Accounting Officer, and Treasurer