Form 10-Q
period 1997-09-27
CIRRUS LOGIC INC
filed 1997-11-12
CIK 772406

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 27, 1997

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


                         YES [ ]        NO [X]


The number of shares of the registrant's common stock, no par value, was 67,425,042 as of September 27, 1997.

Part 1.  Financial Information
Item 1.   Financial Statements
                             CIRRUS LOGIC, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (In thousands, except per share data)
                               (Unaudited)
                                                             Quarter Ended
                                                          -----------------
                                                           Sept. 27,   Sept
                                                             1997        19
                                                          ----------- -----
Net sales                                                   $223,960    $23

Costs and expenses and gain on sale of assets:
  Cost of sales                                              135,047     14
  Research and development                                    44,644      5
  Selling, general and administrative                         28,373      3
  Gain on sale of assets                                           0      (
                                                          ----------- -----
    Total costs and expenses and gain on sale of assets      208,064     22
                                                          ----------- -----

Income (loss) from operations                                 15,896
Interest and other (expense) income, net                      (3,128)     (
                                                          ----------- -----
Income (loss) before provision (benefit) for income taxes     12,768
Provision (benefit) for income taxes                           3,830
                                                          ----------- -----
Net Income (loss)                                             $8,938      $
                                                          =========== =====


Net income (loss) per common and common equivalent share       $0.13
                                                          =========== =====

Weighted average common and common
  equivalent shares outstanding                               70,549      6
                                                          =========== =====


See Notes to the Unaudited Consolidated Condensed Financial Statements.

                                CIRRUS LOGIC, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In thousands)
                                                           Sept. 27,   Marc
                                                             1997        19
                                                          ----------- -----
                                                          (Unaudited)
                   ASSETS
Current assets:
  Cash and cash equivalents                                 $154,153    $15
  Short-term investments                                     211,724     18
  Accounts receivable, net                                   150,470     17
  Inventories                                                 93,365      1
  Deferred tax assets                                         34,410      3
  Equipment and leasehold improvement
   advances to joint ventures                                 93,446     11
  Other current assets                                        13,399
                                                          ----------- -----
    Total current assets                                     750,967     79
Property and equipment, net                                  117,657     13
Manufacturing agreements, net
  and investments in joint ventures                          148,414     15
Deposits and other assets                                     58,357      5
                                                          ----------- -----
                                                          $1,075,395  $1,13
                                                          =========== =====

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other accrued liabilities            $204,695    $27
  Accrued salaries and benefits                               26,228      3
  Current maturities of long-term
    and capital lease obligations                             27,677      3
  Income taxes payable                                        32,125      3
                                                          ----------- -----
    Total current liabilities                                290,725     36

Capital lease obligations and long term debt                  52,241      6
Other long-term obligations                                    5,370

Convertible subordinated notes                               300,000     30
Commitments and contingencies                                      0

Shareholders' equity:
  Capital stock                                              362,705     35
  Retained earnings                                           64,354      5
                                                          ----------- -----
    Total shareholders' equity                               427,059     40
                                                          ----------- -----
                                                          $1,075,395  $1,13
                                                          =========== =====

See Notes to the Unaudited Consolidated Condensed Financial Statements.

                                CIRRUS LOGIC, INC.
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                  (In thousands)
                                                            Two Quarters En
                                                          -----------------
                                                           Sept. 27,   Sept
                                                             1997        19
                                                          ----------- -----
Cash flows from operations:
  Net income (loss)                                          $11,418     ($
  Adjustments to reconcile net income (loss) to net
   cash flows from (used for) operations:
   Depreciation and amortization                              37,679      4
   Net change in operating assets and liabilities             (1,692)   (11
                                                          ----------- -----
        Net cash flows provided by (used for) operations      47,405     (7
                                                          ----------- -----
Cash flows used for investing activities:
  Purchase of short-term investments                        (236,835)     (
  Proceeds from sales and maturities of short-term
   investments                                               213,326
  Additions to property and equipment                        (13,743)    (1
  Proceeds from termination of UMC agreement                  20,543
  Joint venture manufacturing agreements and
    investment in joint ventures                             (20,300)    (2
  Increase in deposits and other assets                       (6,614)     (
                                                          ----------- -----
        Net cash flows used for investing activities         (43,623)    (3
                                                          ----------- -----
Cash flows provided by (used for) financing activities:
  Proceeds from issuance of common stock                      11,008
  Borrowings on short-term debt                                    0     16
  Borrowings on long-term debt                                 5,683
  Payments on long-term debt and capital lease obligations   (17,860)    (1
  Payments on short-term debt                                      0    (15
  Increase in other long-term liabilities                          0
                                                          ----------- -----
        Net cash flows provided by (used for)
           financing activities                               (1,169)
                                                          ----------- -----
Increase (decrease) in cash and cash equivalents               2,613    (10
Cash and cash equivalents - beginning of period              151,540     15
                                                          ----------- -----
Cash and cash equivalents - end of period                   $154,153     $5
                                                          =========== =====

Supplemental disclosure of cash flow information:
  Interest paid                                               14,740
  Income taxes (refunded) paid                                   754     (1
  Equipment purchased under capitalized leases                     0      1
  Tax benefit of stock option exercises                          436

See Notes to the Unaudited Consolidated Condensed Financial Statements.

                              CIRRUS LOGIC, INC.

   NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. Basis of Presentation

The consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchang Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, and notes thereto for the year ended March 29, 1997, included in the Company's 1997 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.


2. Inventories

Inventories are comprised of the following:

                                             Sept. 27,    March 29,
                                               1997           1997
                                            ---------      ---------
                                                 (In thousands)
          Work-in-process                     $52,263      $  79,276
          Finished goods                       41,102         47,976
                                            ---------      ---------
                   Total                     $93,365      $ 127,252
                                            =========      =========


3. Income Taxes

The Company provides for income taxes during interim reporting periods base upon an estimate of the annual effective tax rate. Such estimate reflects an effective tax rate lower than the federal statutory rate primarily because of foreign operating results which are taxed at rates other than th U.S. statutory rate, federal and state research tax credits, and state investment tax credits.


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


5. Commitments

As of September 27, 1997, the Company is contingently liable for MiCRUS and Cirent equipment leases which have remaining payments of approximately $550 million, payable through fiscal 2004.


6. Recently Issued Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted by the Compa in its next fiscal quarter ended December 27, 1997. At that time the Compa will be required to change the method currently used to compute earnings pe share and to restate all prior periods. Under the new requirements for calculating earnings per share, the dilutive effect of stock options will b excluded. The implementation of Statement No. 128 is not expected to have impact on the calculation of primary or fully diluted earnings per share fo the quarter or two quarters ended September 27, 1997 or September 28, 1996.

7.  Joint Ventures and Manufacturing Supply Agreements

In July of 1997, the Company terminated the foundry agreement and foundry capacity agreement it had entered into with United Microelectronics Corporation ("UMC"), a Taiwanese Company, in the fall of 1996. Under the agreements, the Company had become an equity partner in United Silicon Inc. subsidiary of UMC, and had rights to purchase minimum volume amounts of wafers. Pursuant to the termination, the Company relinquished its equity interest and its rights to purchase the volume amounts, and it recovered th cumulative cost of its investment in the venture.

Item 2.
                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

This information should be read along with the unaudited consolidated condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements an notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 29, 1997, contained in the 1997 Annual Report on Form 10-K (the "1997 Form 10-K"). This Discussion and Analysis contains forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below or in the 1997 Form 10-K that could cause actual results to differ materially from the Company's expectations. Readers are cautioned not to place undue reliance on any forward-looking statements, as they reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

During fiscal 1997, the Company implemented a strategy of focusing on the markets for multimedia (graphics, video, and audio), mass storage, and communications. As part of this strategy, the Company has been divesting non-core business units and eliminating projects that do not fit within its core markets. At the same time, the Company implemented a program to manag costs and streamline operations. These efforts culminated in the fourth quarter of fiscal 1997 with a reorganization into four market-focused product divisions (Personal Computer Products, Communications Products, Mas Storage Products, and Crystal Semiconductor Products), and a decision to outsource its production testing and to consolidate certain corporate functions. In connection with these actions, the Company effected a workforce reduction of approximately 400 people in April 1997, representing approximately 15 percent of its worldwide staff. While these actions contributed to the Company's ability to generate net income in the first tw quarters of fiscal 1998, there is no assurance that the Company will regain the levels of profitability that it achieved in the past or that losses wil not occur in the future.

Results of Operations

The following table discloses the percentages that income statement items are of net sales and the percentage change in the dollar amounts for the same items compared to the corresponding period in the prior fiscal year.



                                                 Percentage of Net Sales
                                                      Quarter Ended
                                                 --------- ---------
                                                 Sept. 27, Sept. 28,  Perce
                                                   1997      1996     chang
                                                 --------- --------- ------
    Net sales                                         100%      100%

    Gross margin                                       40%       38%
    Research and development                           20%       25%      -
    Selling, general and administrative                13%       13%
    Gain on sale of assets                              0%       -3%
    Income (loss) from operations                       7%        3%      1
    Income (loss) before income taxes                   6%        2%      2
    Provision (benefit) for income taxes                2%        1%      2

    Net income (loss)                                   4%        1%      1


Net Sales

Net sales for the second quarter of fiscal 1998 were $224.0 million, a decrease of 5% from $236.0 million for the second quarter of fiscal 1997. Revenues from divested businesses in the second quarter of fiscal 1998 were less than $0.5 million compared to $31.6 million in the second quarter of fiscal 1997. Excluding revenues from divested businesses net sales increased by approximately $19.1 million primarily due to increas sales in the mass storage division, primarily related to read channel devic which were offset by decreased sales in the PC products division, primarily related to graphics products.

Net sales for the first two quarters of fiscal 1998 were $425.6 million, a decrease of 6.0% from $450.9 million for the first two quarters of fiscal 1997. Revenues from divested businesses in the first two quarters of fiscal 1998 were $10.8 million compared to $62.8 million in the first two quarters of fiscal 1997. Excluding revenues from divested businesses, net sales increased by $26.7 million primarily due to increased sales in the mass storage division, primarily related to read channel devices, which were offset by decreased sales in the PC products division, primarily related to graphics products.

Export sales (including sales to U.S.-based customers with manufacturing plants overseas) were 56% and 64% of total sales in the second quarter of fiscal 1998 and 1997, respectively, and were 55% and 64% for the first two quarters of fiscal 1998 and 1997, respectively. The decreases in export sa as a percentage of total sales were primarily due to a reduction in sales o PC products, primarily graphics products in the Pacific Rim and Japan.

The Company's sales are currently denominated primarily in U.S. dollars. The Company currently enters into foreign currency forward exchange and opt contracts to hedge certain of its foreign currency exposures.

Sales to two customers comprised approximately 19% and 11% of sales in the first two quarters of fiscal 1998. Sales to one customer were approximatel 10% of net sales in the first two quarters of fiscal 1997.

Gross Margin

Gross margin was 40% in the second quarter of fiscal 1998 compared to 38% f the second quarter of fiscal 1997. Gross margin was 39% in the first two quarters of fiscal 1998 compared to 38% in the first two quarters of fiscal 1997. The increases in gross margin for both the second quarter and the fi two quarters of fiscal 1998 compared to the same periods of fiscal 1997 wer due to improved margins in mass storage products and a change in sales mix towards mass storage products, which were offset somewhat by lower margins PC products, primarily related to graphics products.

Research and Development

Research and development expenses for the second quarter of fiscal 1998 wer $44.6 million, a decrease of 24% from $58.5 million in the second quarter o fiscal 1997. Research and development expenses for the first two quarters fiscal 1998 were $88.8 million, a decrease of 26% from $119.7 million in th first two quarters of fiscal 1997. Research and development expenditures decreased in the second quarter and first two quarters of fiscal 1998 compa to the same periods of the prior fiscal year primarily because of reduced research and development expenditures for certain non-core businesses including, particularly businesses divested in the last three quarters of fiscal 1997. These expenditures continued to decrease in the first two quarters of fiscal 1998 as a result of the April 1997 headcount reductions which were made in connection with the Company's realignment into four mark focused divisions.


Selling, General and Administrative Expenses

Selling, general and administrative expenses in the second quarter of fisca 1998 were $28.4 million, a decrease of 8% from $30.9 million in the second quarter of fiscal 1997, and were relatively consistent at 13% of sales in each of these quarters. Selling and administrative expenses in the first t quarters of fiscal 1998 were $57.9 million, a decrease of 6% from $61.5 million in the first two quarters of fiscal 1997, and were relatively consistent at 14% of sales in each of these periods.

Gain on Sale of Assets

During August 1996, the Company completed the sale of the PicoPower product line to National Semiconductor, Inc. In connection with the transaction, t Company recorded a gain of approximately $6.9 million.

Income Taxes

The Company's effective tax rate was a 30.0% provision in the first quarter and first two quarters of fiscal 1998 compared to 28.5% provision for the second quarter of fiscal 1997 and for the first two quarters of fiscal 1997 The 30.0% estimated annual effective tax rate is less than the U.S. federa statutory rate of 35.0%, primarily because of foreign operating results whi are taxed at rates other than the U.S. statutory rate, federal and state research tax credits, and state investment tax credits.

Liquidity and Capital Resources

The Company generated approximately $47.4 million of cash and cash equivale in its operating activities during the first two quarters of fiscal 1998 an used approximately $70.9 million during the first two quarters of fiscal 19 The increase in cash provided by operations was primarily because in the fi two quarters of fiscal 1997 cash used to purchase assets for the joint vent pending the arrangement of lease financing by the joint ventures, exceeded receipt of cash from leasing companies upon the completion of the lease fin by the joint ventures, whereas in the first two quarters of fiscal 1998, th Company's receipt of cash from leasing companies exceeded the cash used to purchase such assets. Cashflows from operations in the first two quarters fiscal 1997 included approximately $88.0 million, net, that was used for jo venture equipment to be leased. In the first two quarters of fiscal 1998, approximately $19.0 million, net, was generated from such activities. The Company also had net income of $11.4 million in the first two quarters of fiscal 1998 compared to a net loss of $4.6 million in the corresponding two quarters of the prior fiscal year which contributed to the increase in cash provided by operations.

The Company used $43.6 million in cash in investing activities during the first two quarters of fiscal 1998 compared to $38.8 million during the comparable period of fiscal 1997. The primary reasons for the change are th in the first two quarters of fiscal 1998 the Company invested cash and cash equivalents in short-term investments, whereas in the first two quarters of 1997 the Company transferred short-term investments into cash equivalents. addition, the Company received approximately $21 million from termination o the UMC agreements and had smaller payments under its joint venture manufacturing agreements in the first two quarters of fiscal 1998 than in t same period of fiscal 1997.

Financing activities used $1.2 million in cash during the first two quarter of fiscal 1998 and generated $7.4 million during the comparable period of f 1997. In the first two quarters of fiscal 1997, net short-term borrowings under a bank line of credit provided $10.0 million of financing. The Compa raised approximately $290.6 million in the third quarter of fiscal 1997 primarily through the issuance of convertible subordinated notes and, as a result, is no longer using short-term borrowings as a source of financing.

On June 30, 1997, the Company amended its existing bank lines of credit to provide a commitment for letters of credit up to a maximum aggregate of $35,000,000, expiring on June 30, 1998, which is collateralized by cash or securities with interest at the higher of: (a) .50% per annum above the latest federal funds rate (as defined in the Second Amended Credit Agreement); and (b) the rate of interest in effect for such day as publicly
announced from time to time by the bank.   The Company is currently
in compliance with all covenants under the bank line of credit. The Company does not believe the amendment of its line of credit will have an impact on its financial position or on its ability to finance its operations for the foreseeable future.

The semiconductor industry is extremely capital intensive. To remain competitive, the Company believes it must continue to invest in advanced wafer manufacturing and test equipment. Investments will be made in the various external manufacturing arrangements and its own facilities. The Company intends to obtain most of the necessary capital through direct or guaranteed equipment lease financing and the balance through debt, equity financing, and/or existing cash balances. As of September 27, 1997, Company is contingently liable as guarantor or co-guarantor for MiCRUS and Cirent equipment leases which have remaining payments of approximately $550 million due through fiscal 2004. In addition, the Company has other commitments related to its joint venture relationships with MiCRUS and Cirent that total approximately
$73 million at September 27, 1997.

There can be no assurance that financing will be available or, if available will be on satisfactory terms. Failure to obtain adequate financing would restrict the Company's ability to expand its manufacturing infrastructure, to make other investments in capital equipment, and to pursue other initiatives.

Future Operating Results

Quarterly Fluctuations

The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. The Company's operating results are affected by wide variety of factors, many of which are outside of the Company's control including but not limited to, economic conditions and overall market demand in the United States and worldwide, the Company's ability to introduce new products and technologies on a timely basis, changes in product mix, fluctuations in manufacturing costs which affect the Company's gross margins, declines in market demand for the Company's and its customers' products, sales timing, the level of orders which are received and can be shipped in a quarter, the cyclical nature of both the semiconductor industr and the markets addressed by the Company's products, product obsolescence, price erosion, and competitive factors. The Company's operating results in the rest of fiscal 1998 are likely to be affected by these factors as well as others.

The Company must order wafers and build inventory well in advance of produc shipments. Because the Company's markets are volatile and subject to rapid technology and price changes, there is a risk that the Company will forecas incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because many of the Company's customers place orders with short lead times. Such inventory imbalances have occurred in the past and, for example, contributed significantly to th Company's operating losses in fiscal 1997 and 1996. These factors increase not only the inventory risk but also the difficulty of forecasting quarterl operating results. Moreover, as is common in the semiconductor industry, the Company frequently ships more product in the third month of each quarte than in either of the first two months of the quarter, and shipments in the third month are higher at the end of that month. The concentration of sale at the end of the quarter contributes to difficulty in predicting the Company's quarterly revenues and results of operations.

The Company's success is highly dependent upon its ability to develop complex new products, to introduce them to the marketplace ahead of the competition, and to have them selected for design into products of leading system manufacturers. Both revenues and margins may be affected quickly if new product introductions are delayed or if the Company's products are not designed into successive generations of products of the Company's customers These factors have become increasingly important to the Company's results o operations because the rate of change in the markets served by the Company continues to accelerate.

Issues Relating to Manufacturing and Manufacturing Investment

The Company participates in joint ventures with IBM (MiCRUS joint venture) Lucent (Cirent joint venture) under a series of agreements intended to secu a committed supply of wafers from manufacturing facilities operated by the joint ventures. The joint ventures are controlled by IBM and Lucent, respectively, and are dependent on the controlling partners advanced proprietary manufacturing process technologies and manufacturing expertise. These agreements include wafer purchase agreements under which the Company committed to purchase a fixed percentage of the output of the joint venture manufacturing facilities. As a result, the operating results of the Compan may be more sensitive to changing business conditions, as anticipated decreases in revenues could cause the Company to decide to not fulfill its wafer purchase obligations. This would result in charges to the Company from the joint ventures in amounts intended to cover the joint ventures fixed costs related to the shortfall in wafer orders from the Company. This would adversely impact gross margins and earnings, and would compound the adverse impact on revenues from the conditions that caused the Company to fail to fulfill its purchase commitments. During the fourth quarter of fiscal 1997, the Company accrued $22.0 million for anticipated shortfalls in its fulfillment of wafer purchase commitments.

Moreover, the Company will benefit from the MiCRUS and Cirent Semiconductor joint ventures only if they are able to produce wafers at or below prices generally prevalent in the market. If, however, either of these ventures i not able to produce wafers at competitive prices, the Company's results of operations will be materially adversely affected. The process of beginning production and increasing volume with the joint ventures inevitably involves risks, and there can be no assurance that the manufacturing costs of such ventures will be competitive. During fiscal 1997, excess production capacity in the industry lead to significant price competition between foundries and the Company believes that in some cases this resulted in pricing from certain foundries that was lower than the Company's cost of production from its manufacturing joint ventures. The Company experienced pressures on its selling prices during fiscal 1997 and the first two quarters of fiscal 1998, which had a negative impact on its results of operations and it believes that this was partially due to the fact that certain of its competitors were able to obtain favorable pricing from these foundries.

Certain provisions of the MiCRUS and Cirent Semiconductor agreements may cause the termination of the joint venture in the event of a change in control of the Company. Such provisions could have the effect of discouraging, deferring or preventing a change of control of the Company.

In connection with the financing of its operations, the Company has borrowe money and entered into substantial equipment lease obligations and is likel to expand such commitments in the future. Such indebtedness could cause th Company's principal and interest obligations to increase substantially. Th degree to which the Company is leveraged could adversely affect the Company's ability to obtain additional financing for working capital, acquisitions or other purposes and could make it more vulnerable to industr downturns and competitive pressures. The Company's ability to meet its deb service and other obligations will be dependent upon the Company's future performance, which will be subject to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. An inability to obtain financing to meet these obligations could cause the Company to default on such obligations.

Although the Company has increased its future wafer supplies from the MiCRU and Cirent Semiconductor joint ventures, the Company expects to continue to purchase portions of its wafers from, and to be reliant upon, outside merchant wafer suppliers. The Company's current strategy is to fulfill its wafer requirements using a balance of secured wafer supply from its joint ventures and from outside merchant wafer suppliers. The Company also uses other outside vendors to package the wafer die into integrated circuits and perform the majority of the Company's product testing.

During the second quarter of fiscal 1998 the Company reduced its purchase obligations at Cirent by 50 percent, pursuant to an agreement under which the Company can reacquire, at no incremental cost, an additional 10 percent of the total Cirent wafer output and can sell any portion of its wafer purchase obligation to third parties on a foundry basis. The agreement also provides the Company with future access to certain Lucent advanced process technologies including 0.18 micron process technology.

The Company's results of operations could be adversely affected in the future, and have been in the past, if particular suppliers are unable to provide a sufficient and timely supply of product, whether because of raw material shortages, capacity constraints, unexpected disruptions at the plants, delays in qualifying new suppliers or other reasons, or if the Company is forced to purchase wafers or packaging from higher cost suppliers or to pay expediting charges to obtain additional supply, or if the Company's access to test facilities are disrupted for an extended perio of time. Because of the concentration of sales at the end of each quarter, disruption in the Company's production or shipping near the end of a quarte could materially reduce the Company's revenues for that quarter. Productio may be constrained even though capacity is available at one or more wafer manufacturing facilities because of the difficulty of moving production fro one facility to another. Any supply shortage could adversely affect sales and operating profits. The Company's reliance upon outside vendors for assembly and test could also adversely impact sales and operating profits i the Company were unable to secure sufficient access to the services of thes outside vendors.

Product development in the Company's markets is becoming more focused on th integration of functionality on individual devices and there is a general trend towards increasingly complex products. The greater integration of functions and complexity of operations of the Company's products increases risk that latent defects or subtle faults could be discovered by customers end users after volumes of product have been shipped. If such defects were significant, the Company could incur material recall and replacement costs product warranty. The Company's relationship with customers could also be adversely impacted by the recurrence of significant defects.

Dependence on PC Market

Sales of most of the Company's products depend largely on sales of personal computers (PCs). Reduced growth in the PC market could affect the financia health of the Company as well as its customers. Moreover, as a component supplier to PC OEMs and to peripheral device manufacturers, the Company is likely to experience a greater magnitude of fluctuations in demand than the Company's customers themselves experience. In addition, many of the Company's products are used in PCs for the consumer market, and the consume PC market is more volatile than other segments of the PC market.

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

The PC market is intensely price competitive. The PC manufacturers in turn put pressure on the price of all PC components, and this pricing pressure i expected to continue.


Issues Relating to Mass Storage Market

The disk drive market has historically been characterized by a relatively small number of disk drive manufacturers and by periods of rapid growth followed by periods of oversupply and contraction. Growth in the mass storage market is directly affected by growth in the PC market. Furthermore, the price competitive nature of the disk drive industry continues to put pressure on the price of all disk drive components. In addition, consolidation in the disk drive industry has reduced the number o customers for the Company's mass storage products and increased the risk of large fluctuations in demand.

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

The Company's revenues from mass storage products are dependent on the successful introduction by its customers of new disk drive products and can impacted by the timing of customers' transition to new disk drive products. Recent efforts by certain of the Company's customers to develop their own I for mass storage products could in the future reduce demand for the Company mass storage products, which could have an adverse effect on the Company's revenues and gross margins from such products. In addition, in response to the current market trend towards integrating hard disk controllers with microcontrollers, the Company's revenues and gross margins from its mass storage products will be dependent on the Company's ability to introduce such integrated products in a commercially competitive manner.


Issues Relating to Graphics Products

The PC graphics market today consists primarily of both two-dimensional (2D and three-dimensional (3D) graphics accelerators and 2D and 3D graphics accelerators with video features. Market demand for 3D graphics accelerati began to grow in the third quarter of fiscal 1997 and is rapidly gaining market share from 2D products.

The Company continues to experience intense competition in the sale of both 2D and 3D graphics products. Several competitors introduced products and adopted pricing strategies that have increased competition in the desktop graphics market. In addition, the 3D opportunity has resulted in the entry significant numbers of new competitors into the PC graphics market. These competitive factors affected the Company's market share, gross margins, and earnings in fiscal 1997 and in the first two quarters of fiscal 1998 and ar likely affect revenues and gross margins for graphics accelerator products in the future.

During the second quarter of fiscal 1997, the Company introduced and began shipping its first Rambus DRAM-based 3D accelerator for the mainstream PC market. Net sales of the Company's 3D accelerator products were not materi in the first two quarters of fiscal 1998 or in fiscal 1997. The Company ha been attempting to bring additional products with 3D acceleration to market but has not succeeded in doing so in a timely manner. If these additional products would not be brought to market in a timely manner or would not address the market needs or cost or performance requirements, then the Company's graphics market share and sales would be adversely affected.


Issues Relating to Audio Products

Most of the Company's revenues in the multimedia audio market derive from the sales of 16-bit audio Codecs and integrated 16-bit Codec plus controlle solutions for the consumer PC market. Pricing pressures have forced a transition from multi-chip solutions to products that integrate the Codec, controller and synthesis into a single IC. The Company's revenues from the sale of audio products in the remainder of fiscal 1998 are likely to be significantly affected by the success of its recently introduced fully-integrated, single-chip audio ICs. Moreover, aggressive competitive pricin pressures have adversely affected and may continue to adversely affect the Company's revenues and gross margins from the sale of single-chip audio ICs In addition, the introduction of new audio products from the Company's competitors, the introduction of mediaprocessors and the introduction of MM processors with multimedia features by Intel Corporation could adversely affect revenues and gross margins from the sale of the Company's audio products.

Three-dimensional spatial effects audio became an important feature in the first two quarters of fiscal 1998, primarily in products for the consumer marketplace. If the Company's spatial effects audio products do not contin to meet the cost or performance requirements of the market, revenues from t sale of audio products will be adversely affected.


Issues Relating to Modem Products

The market for voice/data/fax modem chip sets is intensely competitive, and competitive pricing pressures have affected and are likely to continue to affect the average selling prices and gross margins from this product line. The success of the Company's products will depend not only on the products themselves but also on the degree and timing of market acceptance of new performance levels developed by U.S. Robotics, which will be supported by t Company's new products, and the development of standards with regard to the new performance levels. Conflicting standards for 56K modems (the U.S. Robotics x2 protocol versus the Rockwell Semiconductor K56flex) have had an adverse impact on the rate of the market's transition from 33.6K to 56K technology. As a result, sales volumes of 56K modem products have been low than anticipated, while continuing sales of 33.6K modems have been subject severe pricing pressures. There are indicators that a uniform standard may be established in 1998, but, there is no assurance that the standard setting process will not be subject to further delays. Moreover, as a relatively new entrant to this market, the Company may be at a competitive disadvantage to suppliers who have long-term customer relationships, have greater market share or have greater financial resources. In addition, the introduction of new modem products from the Company's competitors, the introduction of media processors and the introduction of MMX processors wit multimedia features by Intel Corporation could adversely affect revenues an gross margins from the sale of the Company's modem products.


Issues Related to Reorganization

During the fourth quarter of fiscal 1997, the Company decided to reorganize into four market-focused divisions (Personal Computer Products, Communications Products, Mass Storage Products, and Crystal Semiconductor Products), outsource its production testing, and consolidate certain corporate functions. In connection with these actions, the Company effecte a workforce reduction of approximately 400 people, representing approximately 15% of the worldwide staff. Although the Company generated net income in the first two quarters of fiscal 1998, there is no assurance that these actions will be successful or have a positive impact on results operations. Furthermore, should such actions have a negative impact on the Company's ability to design and develop new products, market new or existin products, or produce and/or purchase products at competitive prices, these actions could have an adverse impact on the Company's results of operations


Intellectual Property Matters

The semiconductor industry is characterized by frequent litigation regardin patent and other intellectual property rights. The Company and certain of its customers from time to time have been notified that they may be infringing certain patents and other intellectual property rights of others. In addition, customers have been named in suits alleging infringement of patents or other intellectual property rights by customer products. Certain components of these products have been purchased from th Company and may be subject to indemnification provisions made by the Compan to its customers. Although licenses are generally offered in situations where the Company or its customers are named in suits alleging infringement of patents or other intellectual property rights, there can be no assurance that any licenses or other rights can be obtained on acceptable terms. Because successive generations of the Company's products tend to offer an increasing number of functions, there is a likelihood that more these claims will occur as the products become more highly integrated. The Company cannot accurately predict the eventual outcome of any suit or other alleged infringement of intellectual property. An unfavorable outcome occurring in any such suit could have an adverse effect on the Company's future operations and/or liquidity.


Foreign Operations and Markets

Because many of the Company's subcontractors and several of the Company's key customers, which customers collectively account for a significant percentage of the Company's revenues, are located in Japan and other Asian countries, the Company's business is subject to risks associated with many factors beyond its control. International operations and sales may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, and changes in import/export regulations, tariff and freight rates. Although the Company buys hedging instruments to reduce its exposure to currency exchange rate fluctuations, the Company's competitive position can be affected by the exchange rate of U.S. dollar against other currencies, particularly the Japanese yen. Furth to the extent that volatility in foreign financial markets was to have an adverse impact on economic conditions in a country or geographic region in the Company does business, demand for and supply of the Company's products be adversely impacted, which would have a negative impact on the Company's revenues and earnings.

Competition

The Company's business is intensely competitive and is characterized by new product cycles, price erosion and rapid technological change. Competition typically occurs at the design stage, where the customer evaluates alternative design approaches that require integrated circuits.
Because of shortened product life cycles and even shorter design-in cycles, the Company's competitors have increasingly frequent opportunities to achieve design wins in next generation systems. In the event that competitors succeed in supplanting the Company's products, the Company's market share may not be sustainable and net sales, gross margin, and earnings would be adversely affected. Competitors include major domestic and international companies, many of which have substantially greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of their products. Emerging companies are also increasing their participation in the market, a well as customers who develop their own integrated circuit products. Competitors include manufacturers of standard semiconductors, application specific integrated circuits and fully customized integrated circuits, including both chip and board-level products. The ability of the Company t compete successfully in the rapidly evolving area of high-performance integrated circuit technology depends significantly on factors both within and outside of its control, including, but not limited to, success in designing, manufacturing and marketing new products, wafer supply, protection of Company products by effective utilization of intellectual property laws, product quality, reliability, ease of use, price, diversity of product line, efficiency of production, the pace at which customers incorporate the Company's integrated circuits into their products, success of the customers' products and general economic conditions. Also the Company's future success depends, in part, upon the continued service of it key engineering, marketing, sales, manufacturing, support and executive personnel, and on its ability to continue to attract, retain and motivate qualified personnel. The competition for such employees is intense, and the loss of the services of one or more of these key personnel could adversely affect the Company. Because of this and other factors, past results may not be a useful predictor of future results.



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

The settlement included an amendment of the federal class action filed in 1995 to include claims pending in state court with the intent that the settlement would have the effect of extinguishing the state court claims. The Court approved the settlement after hearings on June 13 and June 19,1997, overruling objections to the settlement, including those asserted by the plaintiffs in the state action. The judgment approving the settlement was signed on June 23, 1997. The order approving the settlement became final on July 23, 1997. Subsequently, the plaintiffs in the state action agreed to settle such action for an immaterial amount and agreed to the dismissal of the state action withdrawn related appeals of the federal settlement. The state action has been dismissed.

In addition, the Company and certain of its customers from time to time hav been notified that they may be infringing certain patents and other intellectual property rights of others. Further, customers have been named suits alleging infringement of patents by the customer products. Certain components of these products have been purchased from the Company and may b subject to indemnification provisions made by the Company to the customers. The Company has not been named in any such suits. Although licenses are generally offered in such situations, there can be no assurance that litigation will not be commenced in the future regarding patents, mask work copyrights, trademarks, trade secrets, or indemnification liability, or tha any licenses or other rights can be obtained on acceptable terms.

Item 6.  Exhibits and Reports on Form 8-K

 a.  Exhibits

       Exhibit 10        Third Amendment to Cirent Joint Venture Formation
       Exhibit 11        Statement re: Computation of Earnings per share
       Exhibit 27        Financial Data Schedule

 b.  Reports on Form 8-K
         None.

                                   CIRRUS LOGIC, INC.
                                   (Registrant)


November 11, 1997             /s/ Ronald K. Shelton
Date                          Ronald K. Shelton
                              Vice President, Finance, Chief Financial Offi
                              Principal Accounting Officer, and Treasurer