Form 10-Q/A
period 1997-09-27
CIRRUS LOGIC INC
filed 1997-11-17
CIK 772406

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
            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (In thousands, except per share data)
                               (Unaudited)
                                                             Quarter Ended        Two Quarters Ended
                                                          ----------------------- --------------------
                                                           Sept. 27,   Sept. 28,  Sept. 27,  Sept. 28,
                                                             1997        1996        1997      1996
                                                          ----------- ----------- ---------- ---------
Net sales                                                   $223,960    $236,030   $425,583  $450,928

Costs and expenses and gain on sale of assets:
  Cost of sales                                              135,047     145,870    257,518   278,277
  Research and development                                    44,644      58,491     88,826   119,709
  Selling, general and administrative                         28,373      30,892     57,900    61,460
  Gain on sale of assets                                           0      (6,913)         0    (6,913)
                                                          ----------- ----------- ---------- ---------
    Total costs and expenses and gain on sale of assets      208,064     228,340    404,244   452,533
                                                          ----------- ----------- ---------- ---------

Income (loss) from operations                                 15,896       7,690     21,339    (1,605)
Interest and other (expense) income, net                      (3,128)     (3,496)    (5,028)   (4,837)
                                                          ----------- ----------- ---------- ---------
Income (loss) before provision (benefit) for income taxes     12,768       4,194     16,311    (6,442)
Provision (benefit) for income taxes                           3,830       1,196      4,893    (1,835)
                                                          ----------- ----------- ---------- ---------
Net Income (loss)                                             $8,938      $2,998    $11,418   ($4,607)
                                                          =========== =========== ========== =========


Net income (loss) per common and common equivalent share       $0.13       $0.05      $0.17    ($0.07)
                                                          =========== =========== ========== =========

Weighted average common and common
  equivalent shares outstanding                               70,549      64,776     69,199    64,468
                                                          =========== =========== ========== =========


See Notes to the Unaudited Consolidated Condensed Financial Statements.

                                CIRRUS LOGIC, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In thousands)
                                                           Sept. 27,   March 29,
                                                             1997        1997
                                                          ----------- -----------
                                                          (Unaudited)
                   ASSETS
Current assets:
  Cash and cash equivalents                                 $154,153    $151,540
  Short-term investments                                     211,724     188,215
  Accounts receivable, net                                   150,470     173,743
  Inventories                                                 93,365     127,252
  Deferred tax assets                                         34,410      34,410
  Equipment and leasehold improvement
   advances to joint ventures                                 93,446     112,597
  Other current assets                                        13,399       7,245
                                                          ----------- -----------
    Total current assets                                     750,967     795,002
Property and equipment, net                                  117,657     130,855
Manufacturing agreements, net
  and investments in joint ventures                          148,414     151,675
Deposits and other assets                                     58,357      59,289
                                                          ----------- -----------
                                                          $1,075,395  $1,136,821
                                                          =========== ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other accrued liabilities            $204,695    $270,282
  Accrued salaries and benefits                               26,228      33,792
  Current maturities of long-term
    and capital lease obligations                             27,677      30,999
  Income taxes payable                                        32,125      31,259
                                                          ----------- -----------
    Total current liabilities                                290,725     366,332

Capital lease obligations and long term debt                  52,241      61,096
Other long-term obligations                                    5,370       5,196

Convertible subordinated notes                               300,000     300,000
Commitments and contingencies                                      0           0

Shareholders' equity:
  Capital stock                                              362,705     351,261
  Retained earnings                                           64,354      52,936
                                                          ----------- -----------
    Total shareholders' equity                               427,059     404,197
                                                          ----------- -----------
                                                          $1,075,395  $1,136,821
                                                          =========== ===========

See Notes to the Unaudited Consolidated Condensed Financial Statements.

                                CIRRUS LOGIC, INC.
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                  (In thousands)
                                                            Two Quarters Ended
                                                          -----------------------
                                                           Sept. 27,   Sept. 28,
                                                             1997        1996
                                                          ----------- -----------
Cash flows from operations:
  Net income (loss)                                          $11,418     ($4,607)
  Adjustments to reconcile net income (loss) to net
   cash flows from (used for) operations:
   Depreciation and amortization                              37,679      44,352
   Net change in operating assets and liabilities             (1,692)   (110,620)
                                                          ----------- -----------
        Net cash flows provided by (used for) operations      47,405     (70,875)
                                                          ----------- -----------
Cash flows used for investing activities:
  Purchase of short-term investments                        (236,835)     (2,008)
  Proceeds from sales and maturities of short-term
   investments                                               213,326       9,068
  Additions to property and equipment                        (13,743)    (11,269)
  Proceeds from termination of UMC agreement                  20,543           0
  Joint venture manufacturing agreements and
    investment in joint ventures                             (20,300)    (29,000)
  Increase in deposits and other assets                       (6,614)     (5,595)
                                                          ----------- -----------
        Net cash flows used for investing activities         (43,623)    (38,804)
                                                          ----------- -----------
Cash flows provided by (used for) financing activities:
  Proceeds from issuance of common stock                      11,008       9,667
  Borrowings on short-term debt                                    0     162,000
  Borrowings on long-term debt                                 5,683       1,596
  Payments on long-term debt and capital lease obligations   (17,860)    (14,185)
  Payments on short-term debt                                      0    (152,000)
  Increase in other long-term liabilities                          0         283
                                                          ----------- -----------
        Net cash flows provided by (used for)
           financing activities                               (1,169)      7,361
                                                          ----------- -----------
Increase (decrease) in cash and cash equivalents               2,613    (102,318)
Cash and cash equivalents - beginning of period              151,540     155,979
                                                          ----------- -----------
Cash and cash equivalents - end of period                   $154,153     $53,661
                                                          =========== ===========

Supplemental disclosure of cash flow information:
  Interest paid                                               14,740       4,531
  Income taxes (refunded) paid                                   754     (17,351)
  Equipment purchased under capitalized leases                     0      10,556
  Tax benefit of stock option exercises                          436       1,380

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


6. Recently Issued Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted by the Company in its next fiscal quarter ended December 27, 1997. At that time the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating earnings per share, the dilutive effect of stock options will be
excluded.   The implementation of Statement No. 128 is not expected to have an impact on the calculation of primary or fully diluted earnings per share for the quarter or two quarters ended September 27, 1997 or September 28, 1996.

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

During fiscal 1997, the Company implemented a strategy of focusing on the markets for multimedia (graphics, video, and audio), mass storage, and communications. As part of this strategy, the Company has been divesting non-core business units and eliminating projects that do not fit within its core markets. At the same time, the Company implemented a program to manage costs and streamline operations. These efforts culminated in the fourth quarter of fiscal 1997 with a reorganization into four market-focused product divisions (Personal Computer Products, Communications Products, Mass Storage Products, and Crystal Semiconductor Products), and a decision to outsource its production testing and to consolidate certain corporate functions. In connection with these actions, the Company effected a workforce reduction of approximately 400 people in April 1997, representing approximately 15 percent of its worldwide staff. While these actions contributed to the Company's ability to generate net income in the first two quarters of fiscal 1998, there is no assurance that the Company will regain the levels of profitability that it achieved in the past or that losses will not occur in the future.

Results of Operations

The following table discloses the percentages that income statement items are of net sales and the percentage change in the dollar amounts for the same items compared to the corresponding period in the prior fiscal year.



                                                 Percentage of Net Sales       Percentage of Net Sales
                                                      Quarter Ended               Two Quarters Ended
                                                 --------- ---------           --------- ---------
                                                 Sept. 27, Sept. 28,  Percent  Sept. 27, Sept. 28,  Percent
                                                   1997      1996     change     1997      1996     change
                                                 --------- --------- --------- --------- --------- ---------
    Net sales                                         100%      100%       -5%      100%      100%       -6%

    Gross margin                                       40%       38%       -1%       39%       38%       -3%
    Research and development                           20%       25%      -24%       21%       27%      -26%
    Selling, general and administrative                13%       13%       -8%       14%       14%       -6%
    Gain on sale of assets                              0%       -3%       N/A        0%       -2%       N/A
    Income (loss) from operations                       7%        3%      107%        5%        0%     1430%
    Income (loss) before income taxes                   6%        2%      204%        4%       -1%      353%
    Provision (benefit) for income taxes                2%        1%      220%        1%        0%      367%

    Net income (loss)                                   4%        1%      198%        3%       -1%      348%


Net Sales

Net sales for the second quarter of fiscal 1998 were $224.0 million, a decrease of 5% from $236.0 million for the second quarter of fiscal 1997. Revenues from divested businesses in the second quarter of fiscal 1998 were less than $0.5 million compared to $31.6 million in the second quarter of fiscal 1997. Excluding revenues from divested businesses, net sales increased by approximately $19.1 million primarily due to increased sales in the mass storage division, primarily related to read channel devices, which were offset by decreased sales in the PC products division, primarily related to graphics products.

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

Export sales (including sales to U.S.-based customers with manufacturing plants overseas) were 56% and 64% of total sales in the second quarter of fiscal 1998 and 1997, respectively, and were 55% and 64% for the first two quarters of fiscal 1998 and 1997, respectively. The decreases in export sales as a percentage of total sales were primarily due to a reduction in sales of PC products, primarily graphics products in the Pacific Rim and Japan.

The Company's sales are currently denominated primarily in U.S. dollars.
The Company currently enters into foreign currency forward exchange and option contracts to hedge certain of its foreign currency exposures.

Sales to two customers comprised approximately 19% and 11% of sales in the first two quarters of fiscal 1998. Sales to one customer were approximately 10% of net sales in the first two quarters of fiscal 1997.

Gross Margin

Gross margin was 40% in the second quarter of fiscal 1998 compared to 38% for the second quarter of fiscal 1997. Gross margin was 39% in the first two quarters of fiscal 1998 compared to 38% in the first two quarters of fiscal 1997. The increases in gross margin for both the second quarter and the first two quarters of fiscal 1998 compared to the same periods of fiscal 1997 were due to improved margins in mass storage products and a change in sales mix towards mass storage products, which were offset somewhat by lower margins in PC products, primarily related to graphics products.

Research and Development

Research and development expenses for the second quarter of fiscal 1998 were $44.6 million, a decrease of 24% from $58.5 million in the second quarter of fiscal 1997. Research and development expenses for the first two quarters of fiscal 1998 were $88.8 million, a decrease of 26% from $119.7 million in the first two quarters of fiscal 1997. Research and development expenditures decreased in the second quarter and first two quarters of fiscal 1998 compared to the same periods of the prior fiscal year primarily because of reduced research and development expenditures for certain non-core businesses including, particularly businesses divested in the last three quarters of fiscal 1997. These expenditures continued to decrease in the first two quarters of fiscal 1998 as a result of the April 1997 headcount reductions which were made in connection with the Company's realignment into four market-focused divisions.


Selling, General and Administrative Expenses

Selling, general and administrative expenses in the second quarter of fiscal 1998 were $28.4 million, a decrease of 8% from $30.9 million in the second quarter of fiscal 1997, and were relatively consistent at 13% of sales in each of these quarters. Selling and administrative expenses in the first two quarters of fiscal 1998 were $57.9 million, a decrease of 6% from $61.5 million in the first two quarters of fiscal 1997, and were relatively consistent at 14% of sales in each of these periods.

Gain on Sale of Assets

During August 1996, the Company completed the sale of the PicoPower product line to National Semiconductor, Inc. In connection with the transaction, the Company recorded a gain of approximately $6.9 million.

Income Taxes

The Company's effective tax rate was a 30.0% provision in the first quarter and first two quarters of fiscal 1998 compared to 28.5% provision for the second quarter of fiscal 1997 and for the first two quarters of fiscal 1997. The 30.0% estimated annual effective tax rate is less than the U.S. federal statutory rate of 35.0%, primarily because of foreign operating results which are taxed at rates other than the U.S. statutory rate, federal and state research tax credits, and state investment tax credits.

Liquidity and Capital Resources

The Company generated approximately $47.4 million of cash and cash equivalents in its operating activities during the first two quarters of fiscal 1998 and used approximately $70.9 million during the first two quarters of fiscal 1997. The increase in cash provided by operations was primarily because in the first two quarters of fiscal 1997 cash used to purchase assets for the joint ventures, pending the arrangement of lease financing by the joint ventures, exceeded the receipt of cash from leasing companies upon the completion of the lease financing by the joint ventures, whereas in the first two quarters of fiscal 1998, the Company's receipt of cash from leasing companies exceeded the cash used to purchase such assets. Cashflows from operations in the first two quarters of fiscal 1997 included approximately $88.0 million, net, that was
used for joint venture equipment to be leased.   In the first two quarters of
of fiscal 1998 approximately $19.0 million, net, was generated from such activities, the Company also had net income of $11.4 million in the first two quarters of fiscal 1998 compared to a net loss of $4.6 million in the corresponding two quarters of the prior fiscal year which contributed to the increase in cash provided by operations.

The Company used $43.6 million in cash in investing activities during the first two quarters of fiscal 1998 compared to $38.8 million during the comparable period of fiscal 1997. The primary reasons for the change are that in the first two quarters of fiscal 1998 the Company invested cash and cash equivalents in short-term investments, whereas in the first two quarters of 1997 the Company transferred short-term investments into cash equivalents. In addition, the Company received approximately $21 million from termination of the UMC agreements and had smaller payments under its joint venture manufacturing agreements in the first two quarters of fiscal 1998 than in the same period of fiscal 1997.

Financing activities used $1.2 million in cash during the first two quarters of fiscal 1998 and generated $7.4 million during the comparable period of fiscal 1997. In the first two quarters of fiscal 1997, net short-term borrowings under a bank line of credit provided $10.0 million of financing. The Company raised approximately $290.6 million in the third quarter of fiscal 1997 primarily through the issuance of convertible subordinated notes and, as a result, is no longer using short-term borrowings as a source of financing.

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

The semiconductor industry is extremely capital intensive. To remain competitive, the Company believes it must continue to invest in advanced wafer manufacturing and test equipment. Investments will be made in the various external manufacturing arrangements and its own facilities. The Company intends to obtain most of the necessary capital through direct or guaranteed equipment lease financing and the balance through debt, equity financing, and/or existing cash balances. As of September 27, 1997, the Company is contingently liable as guarantor or co-guarantor for MiCRUS and Cirent equipment leases which have remaining payments of approximately
$550 million due through fiscal 2004. In addition, the Company has other commitments related to its joint venture relationships with MiCRUS and Cirent that total approximately $73 million at September 27, 1997.

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

Issues Relating to Manufacturing and Manufacturing Investment

The Company participates in joint ventures with IBM (MiCRUS joint venture) and Lucent (Cirent joint venture) under a series of agreements intended to secure a committed supply of wafers from manufacturing facilities operated by the joint ventures. The joint ventures are controlled by IBM and Lucent, respectively, and are dependent on the controlling partners advanced proprietary manufacturing process technologies and manufacturing expertise. These agreements include wafer purchase agreements under which the Company is committed to purchase a fixed percentage of the output of the joint venture manufacturing facilities. As a result, the operating results of the Company may be more sensitive to changing business conditions, as anticipated decreases in revenues could cause the Company to decide to not fulfill its wafer purchase obligations. This would result in charges to the Company from the joint ventures in amounts intended to cover the joint ventures fixed costs related to the shortfall in wafer orders from the Company. This would adversely impact gross margins and earnings, and would compound the adverse impact on revenues from the conditions that caused the Company to fail to fulfill its purchase commitments. During the fourth quarter of fiscal 1997, the Company accrued $22.0 million for anticipated shortfalls in its fulfillment of wafer purchase commitments.

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

Although the Company has increased its future wafer supplies from the MiCRUS and Cirent Semiconductor joint ventures, the Company expects to continue to purchase portions of its wafers from, and to be reliant upon, outside merchant wafer suppliers. The Company's current strategy is to fulfill its wafer requirements using a balance of secured wafer supply from its joint ventures and from outside merchant wafer suppliers. The Company also uses other outside vendors to package the wafer die into integrated circuits and to perform the majority of the Company's product testing.

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

The Company's results of operations could be adversely affected in the future, and have been in the past, if particular suppliers are unable to provide a sufficient and timely supply of product, whether because of raw material shortages, capacity constraints, unexpected disruptions at the plants, delays in qualifying new suppliers or other reasons, or if the Company is forced to purchase wafers or packaging from higher cost suppliers or to pay expediting charges to obtain additional supply, or if the Company's access to test facilities are disrupted for an extended period of time. Because of the concentration of sales at the end of each quarter, a disruption in the Company's production or shipping near the end of a quarter could materially reduce the Company's revenues for that quarter. Production may be constrained even though capacity is available at one or more wafer manufacturing facilities because of the difficulty of moving production from one facility to another. Any supply shortage could adversely affect sales and operating profits. The Company's reliance upon outside vendors for assembly and test could also adversely impact sales and operating profits if the Company were unable to secure sufficient access to the services of these outside vendors.

Product development in the Company's markets is becoming more focused on the integration of functionality on individual devices and there is a general trend towards increasingly complex products. The greater integration of functions and complexity of operations of the Company's products increases the risk that latent defects or subtle faults could be discovered by customers or end users after volumes of product have been shipped. If such defects were significant, the Company could incur material recall and replacement costs for product warranty. The Company's relationship with customers could also be adversely impacted by the recurrence of significant defects.

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

The Company's revenues from mass storage products are dependent on the successful introduction by its customers of new disk drive products and can be impacted by the timing of customers' transition to new disk drive products. Recent efforts by certain of the Company's customers to develop their own ICs for mass storage products could in the future reduce demand for the Company's mass storage products, which could have an adverse effect on the Company's revenues and gross margins from such products. In addition, in response to the current market trend towards integrating hard disk controllers with microcontrollers, the Company's revenues and gross margins from its mass storage products will be dependent on the Company's ability to introduce such integrated products in a commercially competitive manner.


Issues Relating to Graphics Products

The PC graphics market today consists primarily of both two-dimensional (2D) and three-dimensional (3D) graphics accelerators and 2D and 3D graphics accelerators with video features. Market demand for 3D graphics acceleration began to grow in the third quarter of fiscal 1997 and is rapidly gaining market share from 2D products.

The Company continues to experience intense competition in the sale of both
2D and 3D graphics products. Several competitors introduced products and adopted pricing strategies that have increased competition in the desktop graphics market. In addition, the 3D opportunity has resulted in the entry of significant numbers of new competitors into the PC graphics market. These competitive factors affected the Company's market share, gross margins, and earnings in fiscal 1997 and in the first two quarters of fiscal 1998 and are likely affect revenues and gross margins for graphics accelerator products in the future.

During the second quarter of fiscal 1997, the Company introduced and began shipping its first Rambus DRAM-based 3D accelerator for the mainstream PC market. Net sales of the Company's 3D accelerator products were not material in the first two quarters of fiscal 1998 or in fiscal 1997. The Company has been attempting to bring additional products with 3D acceleration to market, but has not succeeded in doing so in a timely manner. If these additional products would not be brought to market in a timely manner or would not address the market needs or cost or performance requirements, then the Company's graphics market share and sales would be adversely affected.


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

Three-dimensional spatial effects audio became an important feature in the first two quarters of fiscal 1998, primarily in products for the consumer marketplace. If the Company's spatial effects audio products do not continue to meet the cost or performance requirements of the market, revenues from the sale of audio products will be adversely affected.


Issues Relating to Modem Products

The market for voice/data/fax modem chip sets is intensely competitive, and competitive pricing pressures have affected and are likely to continue to affect the average selling prices and gross margins from this product line. The success of the Company's products will depend not only on the products themselves but also on the degree and timing of market acceptance of new performance levels developed by U.S. Robotics, which will be supported by the Company's new products, and the development of standards with regard to these new performance levels. Conflicting standards for 56K modems (the U.S. Robotics x2 protocol versus the Rockwell Semiconductor K56flex) have had an adverse impact on the rate of the market's transition from 33.6K to 56K technology. As a result, sales volumes of 56K modem products have been lower than anticipated, while continuing sales of 33.6K modems have been subject to severe pricing pressures. There are indicators that a uniform standard may be established in 1998, but, there is no assurance that the standard setting process will not be subject to further delays. Moreover, as a relatively new entrant to this market, the Company may be at a competitive disadvantage to suppliers who have long-term customer relationships, have greater market share or have greater financial resources. In addition, the introduction of new modem products from the Company's competitors, the introduction of media processors and the introduction of MMX processors with multimedia features by Intel Corporation could adversely affect revenues and gross margins from the sale of the Company's modem products.


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


Foreign Operations and Markets

Because many of the Company's subcontractors and several of the Company's key customers, which customers collectively account for a significant percentage of the Company's revenues, are located in Japan and other Asian countries, the Company's business is subject to risks associated with many factors beyond its control. International operations and sales may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, and changes in import/export regulations, tariff and freight rates. Although the Company buys hedging instruments to reduce its exposure to currency exchange rate fluctuations, the Company's competitive position can be affected by the exchange rate of the U.S. dollar against other currencies, particularly the Japanese yen. Further, to the extent that volatility in foreign financial markets was to have an adverse impact on economic conditions in a country or geographic region in which the Company does business, demand for and supply of the Company's products could be adversely impacted, which would have a negative impact on the Company's revenues and earnings.

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

In addition, the Company and certain of its customers from time to time have been notified that they may be infringing certain patents and other intellectual property rights of others. Further, customers have been named in suits alleging infringement of patents by the customer products. Certain components of these products have been purchased from the Company and may be subject to indemnification provisions made by the Company to the customers. The Company has not been named in any such suits. Although licenses are generally offered in such situations, there can be no assurance that litigation will not be commenced in the future regarding patents, mask works, copyrights, trademarks, trade secrets, or indemnification liability, or that any licenses or other rights can be obtained on acceptable terms.

Item 6.  Exhibits and Reports on Form 8-K

 a.  Exhibits

       Exhibit 10 Third Amendment to Cirent Joint Venture Formation Agreement dated as of August 21, 1997
       Exhibit 11        Statement re: Computation of Earnings per share
       Exhibit 27        Financial Data Schedule

 b.  Reports on Form 8-K
         None.

                                   CIRRUS LOGIC, INC.
                                   (Registrant)


November 14, 1997             /s/ Ronald K. Shelton
Date                          Ronald K. Shelton
                              Vice President, Finance, Chief Financial Officer,
                              Principal Accounting Officer, and Treasurer