Form 10-Q
period 1997-12-27
CIRRUS LOGIC INC
filed 1998-02-10
CIK 772406

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended December 27, 1997

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


                         YES [X]        NO [ ]


The number of shares of the registrant's common stock, no par value, was 68,019,593 as of December 27, 1997.

Part 1.  Financial Information
Item 1.   Financial Statements
                             CIRRUS LOGIC, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (In thousands, except per share data)
                               (Unaudited)
                                                             Quarter Ended        Three Quarters Ended
                                                          ----------------------- --------------------
                                                           Dec. 27,    Dec. 28,    Dec. 27,  Dec. 28,
                                                             1997        1996        1997      1996
                                                          ----------- ----------- ---------- ---------
Net sales                                                   $240,843    $253,309   $666,426  $704,237

Costs and expenses
  Cost of sales                                              146,586     156,613    404,104   434,890
  Research and development                                    47,737      59,828    136,563   179,537
  Selling, general and administrative                         29,244      31,517     87,145    92,977
  Gain on sale of assets, net                                (16,081)    (12,009)   (16,081)  (18,922)
  Restructuring costs and other, net                          14,464           0     14,464         0
                                                          ----------- ----------- ---------- ---------
    Total costs and expenses                                 221,950     235,949    626,195   688,482
                                                          ----------- ----------- ---------- ---------

Income from operations                                        18,893      17,360     40,231    15,755
Interest and other (expense) income, net                        (426)     (2,941)    (5,454)   (7,778)
                                                          ----------- ----------- ---------- ---------
Income before provision for income taxes                      18,467      14,419     34,777     7,977
Provision for income taxes                                     5,541       4,109     10,433     2,274
                                                          ----------- ----------- ---------- ---------
Net Income                                                    12,926      10,310     24,344     5,703
                                                          =========== =========== ========== =========


Net income per share:
  Basic                                                        $0.19       $0.16      $0.36     $0.09
  Diluted                                                      $0.18       $0.15      $0.35     $0.08


Weighted average common shares outstanding:
  Basic                                                       67,593      65,178     67,080    64,704
  Diluted                                                     70,561      68,441     69,650    67,850





See Notes to the Unaudited Consolidated Condensed Financial Statements.

                                CIRRUS LOGIC, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In thousands)
                                                           Dec. 27,    March 29,
                                                             1997        1997
                                                          ----------- -----------
                                                          (Unaudited)
                   ASSETS
Current assets:
  Cash and cash equivalents                                 $172,945    $151,540
  Short-term investments                                    $233,441    $188,215
  Accounts receivable, net                                  $122,799    $173,743
  Inventories                                                $99,793    $127,252
  Deferred tax assets                                        $34,410     $34,410
  Equipment and leasehold improvement
   advances to joint ventures                               $100,593    $112,597
  Other current assets                                       $18,802      $7,245
                                                          ----------- -----------
    Total current assets                                     782,783     795,002
Property and equipment, net                                 $108,720    $130,855
Manufacturing agreements, net
  and investments in joint ventures                         $164,478    $151,675
Deposits and other assets                                    $58,096     $59,289
                                                          ----------- -----------
                                                          $1,114,077  $1,136,821
                                                          =========== ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other accrued liabilities            $220,237    $270,282
  Accrued salaries and benefits                               38,963      33,792
  Current maturities of long-term
    and capital lease obligations                             25,659      30,999
  Income taxes payable                                        35,125      31,259
                                                          ----------- -----------
    Total current liabilities                                319,984     366,332

Capital lease obligations and long term debt                  45,913      61,096
Other long-term obligations                                    3,302       5,196

Convertible subordinated notes                               300,000     300,000
Commitments and contingencies

Shareholders' equity:
  Capital stock                                              367,598     351,261
  Retained earnings                                           77,280      52,936
                                                          ----------- -----------
    Total shareholders' equity                               444,878     404,197
                                                          ----------- -----------
                                                          $1,114,077  $1,136,821
                                                          =========== ===========

See Notes to the Unaudited Consolidated Condensed Financial Statements.

                                CIRRUS LOGIC, INC.
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                  (In thousands)
                                                          Three Quarters Ended
                                                          -----------------------
                                                           Dec. 27,    Dec. 28,
                                                             1997        1996
                                                          ----------- -----------
Cash flows from operations:
  Net income                                                 $24,344      $5,703
  Adjustments to reconcile net income to net
   cash flows from (used for) operations:
   Gain on sale of assets                                   ($11,082)   ($18,922)
   Depreciation and amortization, net                        $56,094     $65,649
   Net change in operating assets and liabilities            $37,754    ($38,770)
                                                          ----------- -----------
        Net cash flows provided by operations               $107,110     $13,660

Cash flows provided by (used for) investing activities:
  Net proceeds from sale of assets                            16,142      38,426
  Purchase of short-term investments                        (355,851)   (133,256)
  Proceeds from sales and maturities of short-term
    investments                                              310,625      12,432
  Additions to property and equipment                        (21,714)    (21,067)
  Proceeds from termination of UMC agreement                  20,543           0
  Joint venture manufacturing agreements and
    investment in joint ventures                             (32,500)    (54,000)
  Increase in deposits and other assets                      (16,771)     (9,138)
                                                          ----------- -----------
        Net cash flows used for investing activities         (79,526)   (166,603)
                                                          ----------- -----------
Cash flows used for financing activities:
  Proceeds from issuance of convertible notes                      0     290,640
  Proceeds from issuance of common stock                      14,344      16,867
  Borrowings on short-term debt                                    0     172,000
  Borrowings on long-term debt                                 5,980       4,342
  Payments on long-term debt and capital lease obligations   (26,503)    (21,542)
  Payments on short-term debt                                      0    (252,000)
  Increase in other long-term liabilities                          0         424
                                                          ----------- -----------
        Net cash flows provided by (used for)
           financing activities                               (6,179)    210,731
                                                          ----------- -----------
Increase in cash and cash equivalents                         21,405      57,788
Cash and cash equivalents - beginning of period              151,540     155,979
                                                          ----------- -----------
Cash and cash equivalents - end of period                    172,945     213,767
                                                          =========== ===========

Supplemental disclosure of cash flow information:
  Interest paid                                               25,561       8,925
  Income taxes (refunded) paid                                 2,454     (19,148)
  Equipment purchased under capitalized leases                     0      10,556
  Tax benefit of stock option exercises                        1,993       2,352

See Notes to the Unaudited Consolidated Condensed Financial Statements.

CIRRUS LOGIC, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. Basis of Presentation

The consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, and notes thereto for the year ended March 29, 1997, included in the Company's 1997 Annual Report on Form 10-
K. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.

2. Inventories

Inventories are comprised of the following:


                                             Dec. 27,    March 29,
                                               1997           1997
                                            ---------      ---------
                                                 (In thousands)
          Work-in-process                     $61,223      $  79,276
          Finished goods                       38,570         47,976
                                            ---------      ---------
                   Total                      $99,793      $ 127,252
                                            =========      =========


3. Income Taxes

The Company provides for income taxes during interim reporting periods based upon an estimate of the annual effective tax rate. Such estimate reflects an effective tax rate lower than the federal statutory rate primarily because of foreign operating results which are taxed at rates other than the U.S. statutory rate, federal and state research tax credits.

4.  Gain on Sale of Assets, Net

In December 1997, the Company sold its Nuera product group for cash proceeds of approximately $21.5 million and recorded a gain of approximately $11.1 million in the third quarter of fiscal 1998. Gain on sale of assets also includes the reversal of $5 million that had previously been accrued for losses on facilities commitments that had previously been recorded in connection with the sale and shut down of the operating divisions of PCSI in the fourth quarter of fiscal 1997.

5.  Restructuring Costs and Other, Net

The Company recorded restructuring costs of $11.8 million in the third quarter of fiscal 1998 in connection with a discontinuation of certain strategies and product development efforts in the graphics product group of its PC products division. The substantial portion of the components of the restructuring charge were $8.4 million related to excess assets and facilities and $1.8 million of severance payments that were made during the quarter. Restructuring costs also includes a $2.0 million reversal of amounts that had been previously accrued for losses on facilities in connection with the April 1997 restructuring and other costs of $4.7 million representing additional compensation costs in connection with the same restructuring that were earned and recorded in the third quarter of fiscal 1998.

6. Net Income Per Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirement.

The following table sets forth the computation of basic and diluted earnings per share (In thousands, except per share amounts):
                                                          Quarter Ended    Three Quarters Ended
                                                         Dec.27,  Dec. 28,   Dec.27,  Dec. 28,
                                                          1997     1996       1997     1996
                                                         --------  --------  --------  --------
Numerator:

Net income                                               $12,926   $10,310   $24,344    $5,703

Denominator:

Denominator for basic earnings per share
   weighted-average shares                                67,593    65,178    67,080    64,704

Dilutive common stock equivalents, using
   treasury stock method                                   2,968     3,263     2,570     3,146
                                                         --------  --------  --------  --------
Denominator for diluted earnings per share                70,561    68,441    69,650    67,850
                                                         ========  ========  ========  ========

Basic earnings per share                                   $0.19     $0.16     $0.36     $0.09
                                                         ========  ========  ========  ========
Diluted earnings per share                                 $0.18     $0.15     $0.35     $0.08
                                                         ========  ========  ========  ========


Options to purchase 694,000 shares of common stock were outstanding as of December 27, 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

As of December 27, 1997, the Company had outstanding convertible notes to purchase 12,387,000 shares of common stock that were not included in the computation of diluted earnings per share because the notes' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

7. Commitments

As of December 27, 1997, the Company is contingently liable for MiCRUS and Cirent equipment leases which have remaining payments of approximately $560 million, payable through fiscal 2004.

8.  Joint Ventures and Manufacturing Supply Agreements

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

9.  Recently Issued Accounting Standards

In 1997, the Statement of Financial Accounting Standards No. 130
("SFAS 130"), "Reporting Comprehensive Income", was issued and is effective for fiscal years commencing after December 15, 1997.

In 1997, the Statement of Financial Accounting Standards No. 131
("SFAS 131"), "Disclosures About Segments of an Enterprise and
Related Information", was issued and is effective for fiscal years commencing after December 15, 1997.

The Company is required to adopt the provisions of SFAS 130 and 131 in fiscal year 1999 and expects the adoption will not impact results of operations or financial position but will require additional disclosures.

10.  Subsequent Event

On January 26, 1998, the Company announced that it had signed a patent cross-license agreement with S3 Incorporated. Under the S3 agreement, the Company will grant a cross-license of all its 2D and 3D graphics and video patents to S3 and, in exchange, the Company will obtain a cross-license of all of S3's technology patents. Further, the Company will sell certain graphics patents to S3, while retaining access to such patents under the cross-license agreement. The S3 agreement is subject to government review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In addition, the Company signed a patent cross-license agreement with another party. As a result of the S3 agreement and other licensing activities, the Company expects to collect a total of $60.0 million in the quarter ended March 28, 1998.

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

During fiscal 1997, the Company implemented a strategy of focusing on the markets for multimedia (graphics, video, and audio), mass storage, and communications. As part of this strategy, the Company divested non-core business units and eliminated projects that did not fit within its core markets. At the same time, the Company implemented a program to manage costs and streamline operations. These efforts culminated in the fourth quarter of fiscal 1997 with a reorganization into four market-focused product divisions (Personal Computer Products, Communications Products, Mass Storage Products, and Crystal Semiconductor Products), and a decision to outsource its production testing and to consolidate certain corporate functions. In connection with these actions, the Company effected a workforce reduction of approximately 400 people in April 1997, representing approximately 15 percent of its worldwide staff. While these actions contributed to the Company's ability to generate net income in the first three quarters of fiscal 1998, there is no assurance that the Company will regain the levels of profitability that it achieved in the past or that losses will not occur in the future.

Results of Operations

The following table discloses the percentages that income statement items are of net sales and the percentage change in the dollar amounts for the same items compared to the corresponding period in the prior fiscal year.



                                                 Percentage of Net Sales       Percentage of Net Sales
                                                      Quarter Ended             Three Quarters Ended
                                                 --------- ---------           --------- ---------
                                                 Dec. 27,  Dec. 28,  Percent   Dec. 27,  Dec. 28,  Percent
                                                   1997      1996     change     1997      1996     change
                                                 --------- --------- --------- --------- --------- ---------
    Net sales                                         100%      100%       -5%      100%      100%       -5%

    Gross margin                                       39%       38%       -3%       39%       38%       -3%
    Research and development                           20%       24%      -20%       20%       25%      -24%
    Selling, general and administrative                12%       12%       -7%       13%       13%       -6%
    Gain on sale of assets                             -7%       -5%       34%       -2%       -3%      -15%
    Restructuring costs and other, net                  6%        -        N/A        2%        -        N/A
    Income from operations                              8%        7%        9%        6%        2%      155%
    Income before income taxes                          8%        6%       28%        5%        1%      336%
    Provision for income taxes                          2%        2%       35%        2%        0%      359%

    Net income                                          5%        4%       25%        4%        1%      327%


Net Sales

Net sales for the third quarter of fiscal 1998 were $240.8 million, a decrease of 5% from $253.3 million for the third quarter of fiscal 1997. Revenues from divested businesses in the third quarter of fiscal 1998 were $10.9 million compared to $21.4 million in the third quarter of fiscal 1997.Excluding revenues from divested businesses, net sales remained relatively consistent primarily due to increased sales in the mass storage division, primarily related to read channel devices, which were offset by decreased sales in the PC products division, primarily related to graphics products.

Net sales for the first three quarters of fiscal 1998 were $666.4 million, a decrease of 5% from $704.2 million for the first three quarters of fiscal 1997. Revenues from divested businesses in the first three quarters of fiscal 1998 were $33.6 million compared to $93.7 million in the first three quarters of fiscal 1997. Excluding revenues from divested businesses, net sales increased by $22.3 million primarily due to increased sales in the mass storage division, primarily related to read channel devices, which were offset by decreased sales in the PC products division, primarily related to graphics products.

Export sales (including sales to U.S.-based customers with manufacturing plants overseas) were 53% and 59% of total sales in the third quarter of fiscal 1998 and fiscal 1997, respectively, and were 54% and 62% for the first three quarters of fiscal 1998 and fiscal 1997, respectively. The decreases in export sales as a percentage of total sales were primarily due to a reduction in sales of PC products, primarily graphics products, in the Pacific Rim and Japan.

The Company's sales are currently denominated primarily in U.S.
dollars. The Company currently enters into foreign currency forward exchange and option contracts to hedge certain of its foreign currency exposures.

Sales to two customers comprised approximately 21% and 11% of sales in the first three quarters of fiscal 1998. Sales to one customer were approximately 10% of net sales in the first three quarters of fiscal 1997.

Gross Margin

Gross margin was 39% in the third quarter of fiscal 1998 compared to 38% for the third quarter of fiscal 1997. Gross margin was 39% in the first three quarters of fiscal 1998 compared to 38% in the first three quarters of fiscal 1997. The increases in gross margin for both the third quarter and the first three quarters of fiscal 1998 compared to the same periods of fiscal 1997 were due to improved margins in mass storage products from larger volumes and a change in sales mix towards mass storage products, which were offset somewhat by lower margins in PC products due to lower volumes and selling prices per unit primarily related to graphics products.

Research and Development

Research and development expenses for the third quarter of fiscal 1998 were $47.7 million, a decrease of 20% from $59.8 million in the third quarter of fiscal 1997. Research and development expenses for the first three quarters of fiscal 1998 were $136.6 million, a decrease of 24% from $179.5 million in the first three quarters of fiscal 1997. Research and development expenditures decreases were primarily a result of the divestiture of certain non-core businesses and also as a result of the April 1997 headcount reductions which were made in connection with the Company's realignment into four market-focused divisions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the third quarter of fiscal 1998 were $29.2 million, a decrease of 7% from $31.5 million in the third quarter of fiscal 1997, and were relatively consistent at 12% of sales in each of these quarters. Selling and administrative expenses in the first three quarters of fiscal 1998 were $87.1 million, a decrease of 6% from $93.0 million in the first three quarters of fiscal 1997, and were relatively consistent at 13% of sales in each of these periods. The decreases were primarily a result of the divestiture of certain non-core businesses and also as a result of the April 1997 headcount reductions which were made in connection with the Company's realignment into four market-focused divisions


Gain on Sale of Assets, Net


In December 1997, the Company sold its Nuera product group for cash proceeds of approximately $21.5 million and recorded a gain of approximately $11.1 million in the third quarter of fiscal 1998. Gain on sale of assets also includes the reversal of $5 million that had previously been accrued for losses on facilities commitments that had previously been recorded in connection with the sale and shut down of the operating divisions of PCSI in the fourth quarter of fiscal 1997.


Restructuring Costs and Other, Net

The Company recorded restructuring costs of $11.8 million in the third quarter of fiscal 1998 in connection with a discontinuation of certain strategies and product development efforts in the graphics product group of its PC products division. The substantial portion of the components of the restructuring charge were $8.4 million related to excess assets and facilities and $1.8 million of severance payments that were made during the quarter. Restructuring costs also includes a $2.0 million reversal of amounts that had been previously accrued for losses on facilities in connection with the April 1997 restructuring and other costs of $4.7 million representing additional compensation costs in connection with the same restructuring that were earned and recorded in the third quarter of fiscal 1998.

Income Taxes

The Company's effective tax rate was a 30.0% provision in the third quarter and first three quarters of fiscal 1998 compared to a 28.5% provision for the third quarter of fiscal 1997 and for the first three quarters of fiscal 1997. The 30.0% estimated annual effective tax rate is less than the U.S. federal statutory rate of 35.0%, primarily because of foreign operating results which are taxed at rates other than the U.S. statutory rate, federal and state research tax credits.

The Company has considered available evidence supporting the realizability of net deferred tax assets. Although realization is not assured, the company believes it is more likely than not the deferred tax assets will be realized. The deferred tax assets realizability is evaluated on a quarterly basis.

Liquidity and Capital Resources

The Company generated approximately $107.1 million of cash and cash equivalents in its operating activities during the first three quarters of fiscal 1998 and approximately $13.7 million during the first three quarters of fiscal 1997. The increase in cash provided by operations was primarily due to improved accounts receivable and inventory turnover, as well as from higher levels of net income.

The Company used $79.5 million in cash in investing activities during the first three quarters of fiscal 1998 compared to $166.6 million during the comparable period of fiscal 1997. The primary reasons for the change are that in the first three quarters of fiscal 1997 the Company invested more of its cash and cash equivalents in short-term investments, than in the first three quarters of 1998.
In the first three quarters of fiscal 1998, the Company received approximately $21 million from termination of the UMC agreements, and approximately $16.1 million from the sale of Nuera (proceeds of $21.5 million less Nuera's own cash of $5.4 million) in the first three quarters of fiscal 1998. In the same period of fiscal 1997, the Company received $38.4 million from the sale of PicoPower and one of the PCSI business units in the first three quarters of fiscal 1997.

Financing activities used $6.2 million in cash during the first three quarters of fiscal 1998 and generated $210.7 million during the comparable period of fiscal 1997. In the third quarter of fiscal 1997, the Company raised approximately $290.6 million through the issuance of convertible subordinated notes and used $80 million to pay down short term borrowings.

On June 30, 1997, the Company amended its existing bank lines of credit to provide a commitment for letters of credit up to a maximum aggregate of $35,000,000, expiring on June 30, 1998, which is collateralized by cash or securities with interest at the higher of: (a) .50% per annum above the latest federal funds rate (as defined in the Second Amended Credit Agreement); or (b) the rate of interest in effect for such day as publicly announced from time to
time by the bank.   The Company is currently in compliance with all
covenants under the bank line of credit. The Company does not believe the amendment of its line of credit will have an impact on its financial position or on its ability to finance its operations for the foreseeable future.

The semiconductor industry is extremely capital intensive. To remain competitive, the Company believes it must continue to invest in advanced wafer manufacturing and test equipment. Investments will be made in the various external manufacturing arrangements and its own facilities. The Company intends to obtain most of the necessary capital through direct or guaranteed equipment lease financing and the balance through debt, equity financing, and/or existing cash balances. As of December 27, 1997, the Company is contingently liable as guarantor or co-guarantor for MiCRUS and Cirent equipment leases which have remaining payments of approximately $560 million due through fiscal 2004. In addition, the Company has other commitments related to its joint venture relationships with MiCRUS and Cirent that total approximately $37 million at December 27, 1997.

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

The Company must order wafers and build inventory well in advance of product shipments. Because the Company's markets are volatile and subject to rapid technology and price changes, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because many of the Company's customers place orders with short lead times. Such inventory imbalances have occurred in the past and, for example, contributed significantly to the Company's operating losses in fiscal 1997 and fiscal 1996.
These factors increase not only the inventory risk but also the difficulty of forecasting quarterly operating results. Moreover, as is common in the semiconductor industry, the Company frequently ships more product in the third month of each quarter than in either of the first two months of the quarter, and shipments in the third month are higher at the end of that month. The concentration of sales at the end of the quarter contributes to difficulty in predicting the Company's quarterly revenues and results of operations.

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

Issues Relating to Manufacturing and Manufacturing Investment

The Company participates in joint ventures with IBM (MiCRUS joint venture) and Lucent (Cirent joint venture) under a series of agreements intended to secure a committed supply of wafers from manufacturing facilities operated by the joint ventures. The joint ventures are controlled by IBM and Lucent, respectively, and are dependent on the controlling partners' advanced proprietary manufacturing process technologies and manufacturing expertise. These agreements include wafer purchase agreements under which the Company is committed to purchase a fixed percentage of the output of the joint venture manufacturing facilities. As a result, the operating results of the Company may be more sensitive to changing business conditions, as anticipated decreases in revenues could cause the Company to decide to not fulfill its wafer purchase obligations. This would result in charges to the Company from the joint ventures in amounts intended to cover the joint ventures fixed costs related to the shortfall in wafer orders from the Company. The Company determines any estimated shortfalls in such purchase commitments over the short-term (generally six-months) and accrues such amounts to the extent they would result in inventory losses were the Company to fulfill the commitment and take delivery of the related inventory. The Company's gross margins and earnings were adversely impacted by such charges in the amounts of $6.2 million, $7.8 million, $12.1 million and $22.0 million in the first and second quarter of fiscal 1996 and the second and fourth quarters of fiscal 1997, respectively. In the case of the Company's contracts with its joint venture semiconductor foundries, the Company must pay contractual penalties if it fails to purchase its minimum commitments. With its other foundries, the Company becomes committed upon placing orders and is subject to penalties for cancellations.

Moreover, the Company will benefit from the MiCRUS and Cirent Semiconductor joint ventures only if they are able to produce wafers at or below prices generally prevalent in the market. If, however, either of these ventures are not able to produce wafers at competitive prices, the Company's results of operations will be materially adversely affected. The process of beginning production and increasing volume with the joint ventures inevitably involves risks, and there can be no assurance that the manufacturing costs of such ventures will be competitive. During fiscal 1997, excess production capacity in the industry lead to significant price competition between foundries and the Company believes that in some cases this resulted in pricing from certain foundries that was lower than the Company's cost of production from its manufacturing joint ventures. The Company experienced pressures on its selling prices during fiscal 1997 and the first three quarters of fiscal 1998, which had a negative impact on its results of operations and it believes that this was partially due to the fact that certain of its competitors were able to obtain favorable pricing from these foundries.

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

Major companies in the disk drive industry, including certain of the Company's customers, have recently issued press releases announcing expected declines in business. In addition, the Company's mass storage products were not designed into a major customer's product which is expected to run through the second quarter of fiscal 1999. Consequently, these factors could have an adverse impact on the mass storage division's revenue through the next two fiscal quarters.

Issues Relating to Graphics Products

The PC graphics market today consists primarily of both two-dimensional (2D) and three-dimensional (3D) graphics accelerators and 2D and 3D graphics accelerators with video features. Market demand for 3D graphics acceleration began to grow in the third quarter of fiscal 1997 and is rapidly gaining market share from 2D products.

The Company continues to experience intense competition in the sale of both 2D and 3D graphics products. Several competitors introduced products and adopted pricing strategies that have increased competition in the desktop graphics market. In addition, the 3D opportunity has resulted in the entry of significant numbers of new competitors into the PC graphics market. These competitive factors affected the Company's market share, gross margins, and earnings in fiscal 1997 and in the first three quarters of fiscal 1998 and are likely to affect revenues and gross margins for graphics accelerator products in the future.

During the second quarter of fiscal 1997, the Company introduced and began shipping its first Rambus DRAM-based 3D accelerator for the mainstream PC market. Net sales of the Company's 3D accelerator products were not material in fiscal 1997 or in the first two quarters of fiscal 1998. In November 1997, the Company changed its direction in graphics from reliance on 2D and 3D stand along products to a strategy of providing future graphics products integrated with other functions, such as audio and/or telephony. Concurrently, the Company realigned and reduced its graphics research and development and marketing activities toward this new product direction, resulting in a workforce reduction of approximately sixty-five employees. While the Company continues to sell its line of existing 2D and 3D graphics products, levels and duration of future revenues from these products is uncertain. Further, if the new integrated function products are not brought to market in a timely manner or do not address the market needs or costs of performance requirements, then the Company's graphics market share and sales will be adversely affected.

Issues Relating to Audio Products

Most of the Company's revenues in the multimedia audio market derive from the sales of 16-bit audio Codecs and integrated 16-bit Codec plus controller solutions for the consumer PC market.
Pricing pressures have forced a transition from multi-chip solutions to products that integrate the Codec, controller and synthesis into a single IC. The Company's revenues from the sale of audio products in the remainder of fiscal 1998 are likely to be affected significantly by the success of its recently introduced fully-integrated, single-chip audio ICs. Moreover, aggressive competitive pricing pressures have adversely affected and may continue to adversely affect the Company's revenues and gross margins from the sale of single-chip audio ICs. In addition, the introduction of new audio products from the Company's competitors, the introduction of mediaprocessors and the introduction of MMX processors with multimedia features by Intel Corporation could adversely affect revenues and gross margins from the sale of the Company's audio products.

Three-dimensional spatial effects audio became an important feature in the first three quarters of fiscal 1998, primarily in products for the consumer marketplace. If the Company's spatial effects audio products do not continue to meet the cost or performance requirements of the market, revenues from the sale of audio products will be adversely affected.

Issues Relating to Modem Products

The market for voice/data/fax modem chip sets is intensely competitive, and competitive pricing pressures have affected and are likely to continue to affect the average selling prices and gross margins of this product line. The success of the Company's products will depend not only on the products themselves but also on the degree and timing of market acceptance of new performance levels developed by U.S. Robotics, which will be supported by the Company's new products, and the development of standards with regard to these new performance levels. Conflicting standards for 56Kbps modems (the U.S. Robotics x2 protocol versus the Rockwell Semiconductor K56flex) have had an adverse impact on the rate of the market's transition from 33.6Kbps to 56Kbps technology. As a result, sales volumes of 56Kbps modem products have been lower than anticipated, while continuing sales of 33.6Kbps modems have been subject to severe pricing pressures. A uniform standard direction was established in 1998, but, there is no assurance that the standard setting process will not be subject to further delays. Moreover, as a relatively new entrant to this market, the Company may be at a competitive disadvantage to suppliers who have long-term customer relationships, have greater market share or have greater financial resources. In addition, the introduction of new modem products from the Company's competitors, the introduction of media processors and the introduction of MMX processors with multimedia features by Intel Corporation could adversely affect revenues and gross margins from the sale of the Company's modem products.

Issues Related to Reorganization

During the fourth quarter of fiscal 1997, the Company decided to reorganize into four market-focused divisions (Personal Computer Products, Communications Products, Mass Storage Products, and Crystal Semiconductor Products), outsource its production testing, and consolidate certain corporate functions. In connection with these actions, the Company effected a workforce reduction of approximately 400 people, representing approximately 15% of the worldwide staff. Although the Company generated net income in the first three quarters of fiscal 1998, there is no assurance that these actions will be successful or have a positive impact on results of operations. Furthermore, should such actions have a negative impact on the Company's ability to design and develop new products, market new or existing products, or produce and/or purchase products at competitive prices, these actions could have an adverse impact on the Company's results of operations.

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


A significant number of the Company's customers and suppliers are in Asia. The recent turmoil in the Asian financial markets does not appear to have had a material impact on the Company's sales orders or bookings. However, the financial instability in these regions may have an adverse impact on the financial position of end users in the region which could impact future orders and/or the ability of such users to pay the Company or the Company's customers, which could also impact the ability of such customers to pay the Company. The Company performs extensive financial due diligence on customers and potential customers and generally required material sales to Asia to either be secured by letters of credit or transacted on a cash on demand basis. Given the current situation in Asia, the Company has begun to require the letters of credit to be established through American banking institutions. During this volatile period, the Company expects to carefully evaluate the collection risk related to the financial position of customers and potential customers. The results of such evaluations will be considered in structuring the terms of sale, in determining whether to accept a sales orders, in evaluating the recognition of revenue on sales in the area and in evaluating the collectability of outstanding accounts receivable from the region. In situations where significant collection risk exists, the Company will either not accept the sales order, defer the recognition of related revenues, or, in the case of previously transacted sales, establish appropriate bad debt reserves. Despite these precautions, should the current volatility in Asia have a material adverse impact on the financial position on end users of the customers products in Asia, the Company could experience a material adverse impact on its results of operation.

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

Part II.  Other Information

Item 1.  Legal Proceedings
None.

Item 6.  Exhibits and Reports on Form 8-K

 a.  Exhibits
None.

 b.  Reports on Form 8-K
None.

                                   CIRRUS LOGIC, INC.
                                   (Registrant)


February 9, 1998              /s/ Ronald K. Shelton
Date                          Ronald K. Shelton
                              Vice President, Finance, Chief Financial Officer,
                              Chief Accounting Officer, and Treasurer