Form 10-K
period 1998-03-28
CIRRUS LOGIC INC
filed 1998-06-19
CIK 772406

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended March 28, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of June 1, 1998 was approximately $540,908,000 based upon the closing price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     The number of outstanding shares of the registrant's common stock, no par value, was 66,331,318 as of June 1, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 1998 Annual Meeting of Shareholders to be held July 21, 1998 are incorporated by reference into Part III of this Form 10-K.

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

     Cirrus Logic designs and manufactures advanced integrated circuits that integrate algorithms and mixed-signal processing for mass storage, communications, consumer electronics and industrial markets. The Company's expertise in advanced mixed-signal processing, embedded processors and application-specific algorithms add high value to major brands worldwide in magnetic and optical storage; networking communications; consumer/professional audio, video and imaging; and ultra-precision data acquisition.

     The Company serves a broad customer base in the markets of mass storage, personal computers (PCs), communications, consumer electronics and industrial electronics. Key customers among these include Western Digital, Seagate, Fujitsu, Hewlett-Packard, Dell, Compaq, IBM, Apple, Acer, NEC, Cisco Systems, Bay Networks, Motorola, Nokia, Sony, 3Com, Bose, National Instruments, Rockwell Automation and Schlumberger.

    Markets and Products

     Cirrus Logic targets large existing markets, as well as emerging markets that derive value from the Company's expertise in advanced mixed-signal processing, embedded processors and application-specific algorithms. The Company applies its analog, digital, mixed-signal design capabilities, systems-level engineering and software expertise to create highly integrated solutions that enable its customers to differentiate their products and reduce their time to market. These solutions are implemented primarily in ICs and related software, but may also include subsystem modules or system equipment designs and related software.

     Within the major markets currently served, represented by mass storage, communications, consumer electronics, industrial electronics and personal computers, the Company's products address key system-level applications including magnetic and optical mass storage, multimedia (graphic, video, and audio), wide area and local area networking, hand-held and portable computing, communication devices, consumer audio and industrial measurement and control.

     In the third quarter of fiscal 1998 the Company discontinued certain product development efforts in the graphics product group of its PC products division. Further, the Company's future direction is to de-emphasize new product developments targeted primarily for the PC motherboard and emphasize non-PC motherboard market opportunities in mass storage, communications, consumer electronics and industrial automation. However, sales of many of the Company's products will continue to depend largely on the sales of PCs.


Mass Storage

     The Company supplies integrated circuits that perform the key electronics functions contained in advanced magnetic, optical and removeable disk drives. Since pioneering the IDE (integrated drive electronics) standard for embedded disk drive controllers in 1986, the Company has helped engineer the development of higher capacity 3.5-inch disk drives for desktop computers and workstations and 2.5-inch form factor drives for portable computers. The Company continues to be a merchant supplier of controllers to the disk drive market. In fiscal 1995, the Company continued its strategy of expanding its opportunity in the disk drive electronics market by pioneering development of CMOS digital read channels. The Company's mass storage customers include Western Digital, Fujitsu, Hitachi, Seagate and Sony. The following mass storage products are expected to be the most important in the near term:

   Description                 Key Features                              Status
 -----------------      -------------------------------------        ------------------
Advanced Architecture   Advanced data handling and error-detection/  In production
PC AT-UDMA33/66         correction capabilities for data integrity   (UDMA33) and
Disk Controllers        in high-performance hard disk drives.        sampling (UDMA66)
                        Multiple products.

Digital PRML            Single-chip digital read/write channel       In production.
Read/Write Channels     solutions.  Advanced digital signal
                        processing algorithms allow more data
                        per disk. Multiple products.

Single-chip 1394        Single-chip IEEE 1394 (Firewire) CMOS disk   Sampling.
Disk Controller         controller incorporating the mixed-signal
                        PHY layer and Link layer.

Single-chip Drive       Single-chip electronics solution             Sampling.
Electronics Platform    incorporating the PRML Read Channel,
                        PC AT UDMA66 Disk Controller, ARM 16-bit
                        RISC processor, micro-DSP, ROM, RAM
                        and Servo Logic.

Single-chip ATAPI       High data rates (up to 45x speeds), and      In production.
CD-ROM Controllers      hardware error detection/correction
                        capabilities for simplified firmware
                        development.  Multiple products.

SCSI and ATAPI          High integration and performance (up to      In production.
CD-R/RW                 26x read and 8x recording).  Handles
(Recordable/Readable    both CD-R and CD-RW formats.  Advanced
-Writable) Controllers  automation for simplified firmware
                        development. Multiple products.

Integrated DVD          High integration DVD Drive Electronics,      Sampling.
Drive Manager           incorporating PRML Read Channel, servo
                        control and decoder functions for DVD-
                        ROM and DVD-Player applications.

       The Company offers a broad family of magnetic storage controller products for the AT IDE, UDMA and IEEE 1394 (Firewire) interface standards. To achieve the high recording densities required by disk drives, the Company has pioneered a number of controller innovations, including 88-bit Reed-Solomon error correction, zone-bit recording and split-data fields.

     The Company began volume shipments of its magnetic storage read channel products in fiscal 1995, and was the first merchant supplier to provide key data-detection technology known as partial-response, maximum-likelihood ("PRML") for 3.5-inch and small-form-factor drives.
Based on the Company's CMOS mixed-signal technology and its proprietary
SofTarget PRML technology, these devices substantially increase the amount of data that can be stored on a disk platter using existing industry-standard head and media technology. The Company has recently introduced extended technology PRML (ERP4 and E2PR4) read channels.

     On March 30, 1998, the Company announced its entry into the DVD market. The DVD Drive Manager integrates on one piece of silicon the RF Amp circuitry, PRML read channel, full servo subsystem, ECC and decoder for both DVD and CD-ROM drives and CSS decryption circuitry.
The DVD Drive Manager can be used for either DVD-ROM or DVD-Player applications.

     The Company entered the CD-ROM decoder market in fiscal 1995 and is currently on its fourth generation of decoder product, supporting speeds up to 45x. In fiscal 1997, the Company introduced its first controller products for recordable/rewritable CD drives. The second generation of CD-R/CD-RW products is currently in production, supporting up to 8x write and 26x read speeds.

Communications

     The Company develops and markets products that address the needs of the Local Area Network (LAN), Wide Area Network (WAN), and internet environments. The following communications products are expected to be the most important in fiscal 1999:


   Description                 Key Features                              Status
 -----------------      -------------------------------------        ------------------
x2 56K, V.90           Further developments within family            x2 56K in
and ISDN FastPath      roadmap to support voice and data,            production, V.90
modems                 video conferencing, and high-speed            in sampling and
                       lines. Multiple products.                     ISDN in develop

V.34+ FastPath         Highly integrated voice/data/modem            In production.
modem                  chipsets offering 33.6 Kbps
                       performance. Multiple products.

Multi-protocol         Extensive family of intelligent multi-       In production.
Serial I/O             protocol input/output devices, reducing
Controllers            processor overhead burden in communications
                       equipment. Multiple products.

Local Area             Highest level of integration, simplified      In production.
Network Controllers    design of 10BASE-T and 10/100 local area
                       network controllers and single and multi-
                       channel analog front ends for motherboards,
                       interface cards and network equipment.
                       Two products.

T1/E1 Line             Broad family of high-performance, mixed-      In production.
Interface              signal devices for interfacing network
Controllers            equipment and end-user equipment to T1 and
                       E1 lines.  Multiple products.


     The Company provides products that meet the needs of both the host or Internet Service Provider ("ISP") end of the information pipeline
(high-density, multichannel devices) as well as that of the client or end user (single-channel devices and internet enabling systems-on-a-chip). From a client application standpoint, the Company's products are designed to support fax over internet, internet enabled screenphones, and IP enabled cellular smartphones and palm form factor PDAs. Products are plan to support the emerging xDSL/G-Lite standards.

     Some of the industry firsts include: monolithic T1 line interface, CMOS coax Ethernet Transceiver, low power system-on-a-chip for internet enabled appliances, and HDLC controllers with embedded ARM processor.

     The Company's specific product offerings within each key market environment include the following:

       LAN - Physical layer interface ICs (PHYs), Ethernet 10/100
       Transceivers, and Ethernet controllers provide the analog-to-digital and digital-to-analog conversion and Media Access
       Control (MAC) for Ethernet LAN connections.

       WAN - Universal T1/E1 Line Interface Units (LIU) and framers, serial and parallel I/O controllers, high-level data link controllers (HDLC) and ATM controllers provide the analog-to-digital and digital-to-analog conversion, packetizing, and data formatting support at the WAN level.

       Internet (IP) Connectivity - ARM processor based system-on-a-chip solutions provide a foundation enabling access to the internet via commonly used communications devices such as cellular phones, screenphones, and connected PDAs.

     The Company's customers for these products include Cisco Systems, 3COM, Bay Networks, Hewlett Packard, IBM, Motorola, Psion, Sony, and
Scientific Atlanta.

Advanced Mixed-Signal Applications

     Cirrus Logic designs, manufactures and markets advanced analog and digital integrated circuits for data acquisition, instrumentation and imaging applications. The Company's Crystal brand is recognized for providing high-performance mixed-signal and signal processing solutions to these markets. The Company's broad line of analog-to-digital converters consist of general-purpose and low-frequency measurement devices. These circuits use a combination of self-calibrating digital correct and delta sigma architectures to improve accuracy and eliminate expensive discrete analog components.

     In addition to supporting a discrete product family, the Company's advanced mixed-signal expertise design techniques are applied to IC solutions across the Company's product line. The Company is an acknowledged leader in precision analog circuits and mixed-signal applications and the exploitation of this expertise is an important component of the Company's strategy.

     Cirrus Logic's product family includes more than 100 products used in industrial automation, instrumentation, medical, military and geophysical applications. The Company's customers include National
Instruments, Rockwell Automation and Schlumberger.

Consumer Electronics Products

       The Company currently offers over 60 products for the consumer high-fidelity audio market. Product features include analog-to-digital and digital-to-analog conversion and a family of DSP-based audio decoders that support the major audio standards such as Dolby AC-3, DTS and 5.1 Channel MPEG audio decoding. The products provide digital high-fidelity audio record and playback for high-end professional recordings audiophile-quality stereo systems, set-top audio decoders, digital audio tape ("DAT"), CD players, Compact Disk Interactive
("CDI") and automotive stereo systems. Customers include Philips, Nokia and Sony.

     The Company also offers controller ICs to the consumer electronics market which can output digital content such as internet web content to standard televisions. These products are being used by customers to develop products such as set-top boxes and Internet appliances. During the year, the Company began volume production of a highly integrated chip set for digital cameras. The products provide a low-cost high-quality solution for industrial, security home video conferencing and PC-based video conferencing.

     The following are expected to be important consumer electronic products in fiscal 1999:


   Description                 Key Features                              Status
 -----------------      -------------------------------------        ------------------
Multi-standard,        Simplify home entertainment systems           In production.
Multi-channel          by meeting multiple popular standards
Audio Decoders        (Dolby, Digital Theatre Systems,
                       MPEG-2) with single-chip solutions.

CCD Video Camera       Reduce the cost of digital cameras for        In production.
Chipset                security systems, pattern recognition,
                       home videoconferencing and PC
                       videoconferencing.


PC Audio

     The Company offers a wide array of audio products for multimedia PCs. These highly integrated chips and software bring CD-quality sound and studio quality composition and mixing capabilities to PCs and workstations.

     The Company is a leading supplier of 16-bit stereo codecs for PCs. These mixed-signal devices use the Company's delta sigma technology to provide high-quality audio input and output functions for PC audio products, including those that offer Dolby Digital (AC-3), SoundBlaster, AdLib and Microsoft Sound compatibility. The Company's audio chips also provide PCs with audio decompression and FM and wavetable sound/music synthesis. The Company's leading audio product is now a highly integrated single-chip audio product that integrates codec, SoundBlaster and FM synthesis functions. The Company has recently begun production of products which provide special effects audio technology, allowing PC game players to perceive sound as coming from various points around them in a 3-D space.

     The following are expected to be the most important of the Company's PC audio products in fiscal 1999.

   Description                 Key Features                              Status
 -----------------      -------------------------------------        ------------------
Audio Codecs           Digital-to-analog converters for PC and       In production.
                       workstation audio.  Multiple products.

ISA Audio              High-integration ISA bus PC audio             In production.
                       controllers.  Highest audio quality,
                       Sound Blaster and FM synthesis with
                       option SRS or Qsound Spatial audio
                       effects.  Multiple products.

PCI Audio              High-integration PCI bus PC audio             In production.
Controllers            controllers.  Range of low-cost to high-
                       performance DSP-based solutions.
                       DSP solutions offer advanced audio
                       processing such as Dolby AC-3 for
                       DVD content playback.  Multiple
                       products.


PC Graphics and Video

       The Company is a supplier of graphics accelerators and integrated graphics/video accelerators for desktop and portable PCs. The majority of graphics revenues come from the Company's 64-bit graphics accelerators for cost-sensitive and mainstream desktop PCs. These products are implemented in several pin-compatible families which offer a range of price/performance solutions for OEMs and graphics board makers. As a companion product to its graphics/video accelerators, the Company also provides an NTSC video encoder for high-quality digital display on a standard television monitor. While the Company has discontinued any further product development efforts in the PC graphics market, it plans to continue support of current products to major OEMs and add-in card manufacturers.

Emerging Product Opportunities

     The Company is also engaged in developing and is producing high-integration system-on-a-chip solutions for dedicated Internet appliances, Network Computers, handheld and ultra-portable computing and communications appliances such as Personal Communicators. The Company is currently manufacturing a family of system-on-a-chip products for the handheld market. The Company's products in this market incorporate a CPU core licensed from Advanced RISC Machines (ARM) Limited.

Manufacturing

     Historically, the Company relied for its wafer manufacturing needs upon merchant wafers manufactured by outside suppliers. In much of 1994 and 1995, the merchant market was unable to meet demand, and the Company's merchant wafer suppliers sought to limit the proportion of wafers they sold to any single customer, which further restricted the Company's ability to buy wafers. Wafer shortages increased the Company's supply costs and at times prevented the Company from meeting the market demand for its own products. In response to its rapid growth, and to historical and anticipated supply shortages, the Company has pursued a strategy to expand its wafer supply sources by taking direct ownership interests in wafer manufacturing joint ventures.

     In 1994, the Company and IBM formed MiCRUS, a manufacturing joint venture that produces wafers for both companies. MiCRUS began operations in 1995. In July 1996, the Company and Lucent Technologies formed Cirent Semiconductor, a manufacturing joint venture that produces wafers for both companies. Cirent Semiconductor began operations in 1997. The Company believes that it will also continue to rely on merchant wafer suppliers for a portion of its wafer requirements.

     The Company's manufacturing strategy is intended to provide the following benefits:

     Assured Capacity. The first goal is to secure capacity to provide improved control over wafer supplies, particularly during periods of heightened industry-wide demand.

     Advantageous Cost Structure. Wafers produced by joint ventures, such as MiCRUS and Cirent, are potentially less expensive than merchant wafers. Increasing its supply of wafers from such joint ventures may help the Company achieve lower manufacturing costs than its competitors.

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

    During fiscal 1998, the Company started outsourcing a substantial portion of its production testing. As of May 23, 1998, the Company had approximately 29% of its employees engaged in manufacturing related activities. The Company's manufacturing division will continue to qualify and monitor suppliers' production processes, participate in process development, package development and process and product characterization, perform mixed-signal production testing, support R&D activities and maintain quality standards.

MiCRUS

     IBM and Cirrus Logic own 52% and 48%, respectively, of MiCRUS, which produces wafers using IBM's wafer processing technology (primarily CMOS wafers with 0.35-, 0.5- and 0.6-micron technology, with 0.25-micron technology set for production in fiscal 1999) and makes process technology payments to IBM, which totaled $63.5 million as of March 28, 1998. MiCRUS leases an existing IBM facility in East Fishkill, New
York. Activities of the joint venture are focused on the manufacture of semiconductor wafers, and do not encompass direct product licensing or product exchanges between the Company and IBM. Unless extended by the parties, the joint venture will expire on December 31, 2003.
MiCRUS is managed by a six-member governing board of whom three are appointed by IBM, two are appointed by Cirrus Logic and one is the chief executive officer of MiCRUS.

     The Company is currently entitled to 55% of the MiCRUS output. If either company does not purchase its full entitlement of the wafers, that company will be liable to the joint venture for costs associated with the underutilized capacity that results from the company's shortfall in wafer purchases, unless the shortfall is purchased by the other company or, under limited circumstances, offered to third parties.

     In connection with the formation and expansion of the MiCRUS joint venture, the Company has incurred obligations to make equity contributions to MiCRUS, to make payments to MiCRUS under a manufacturing agreement and to guarantee equipment lease obligations incurred by MiCRUS. To date, the Company has made equity investments totaling $23.8 million. No additional equity investments are scheduled. However, the expansion of the MiCRUS production facility could require additional equity contributions by the Company.

    Payments to IBM under the manufacturing agreement as of March 28, 1998 have totaled $63.5 million with the final payment of $7.5 million due in fiscal 1999. The manufacturing agreement payments are being charged to the Company's cost of sales over the life of the venture based upon the ratio of current units of production to current and anticipated future units of production over the remaining life of the venture.

Cirent Semiconductor

     Cirent operates two wafer fabs in Orlando, Florida in a facility that is leased from Lucent. Cirent uses Lucent's wafer processing technology (primarily CMOS wafers with 0.35-micron technology) and makes process technology payments to Lucent, which totaled $85.0 million as of March 28, 1998. Cirent is owned 60% by Lucent and 40% by Cirrus Logic and is managed by a Board of Governors, of whom three are appointed by Lucent and two are appointed by Cirrus Logic. The joint venture has a term of ten years and unless the term is extended by the parties, the joint venture will expire on August 9, 2006.

     Initially, Lucent and the Company were each entitled to purchase one-half of the output of the second fab. During the second quarter of fiscal 1998, the Company amended its existing joint venture formation agreement and reduced its entitlement to 25% of the output of the second fab. If either company does not purchase its full entitlement of the wafers, that company will be liable to the joint venture for costs associated with the underutilized capacity that results from the company's shortfall in wafer purchases, unless the shortfall is purchased by the other company or, under limited circumstances, offered to third parties.

     In connection with the Cirent joint venture, the Company has committed to make equity contributions to Cirent, make payments to Cirent under a manufacturing agreement and to guarantee and/or become a co-lessee under equipment lease obligations incurred by Cirent. To date, the Company has made equity investments totaling $14.0 million. No additional equity investments are scheduled.

     Payments under the manufacturing agreement as of March 28, 1998 have totaled $85.0 million. These payments will be charged to the Company's cost of sales over the life of the venture based upon the ratio of current units of production to current and anticipated future units of production over the remaining life of the agreement.

Other Wafer Supply Arrangements

     In fiscal 1996, the Company entered into a volume purchase agreement amended with TSMC, which was amended in September 1997 and expires in December 2000. Under the agreement, the Company will purchase from TSMC 50% of its wafer needs that are not filled by MiCRUS and Cirent, provided that TSMC can meet the technological and other requirements of the Company's customers. TSMC is committed to supply these wafer needs. The amendment removed the requirements contained in the original agreement that the Company purchase a fixed minimum number of wafers each year and that the Company make sizable advance payments.

     In July of 1997, the Company terminated the joint venture and foundry capacity agreement it had entered into with UMC, a Taiwanese Company, in the fall of 1995 and recovered the cumulative costs of its investment in the venture.

Patents, Licenses and Trademarks

       To protect its products, the Company relies heavily on trade secret, patent, copyright, mask work and trademark laws. The Company applies for patents and copyrights arising from its research and development activities and intends to continue this practice in the future to protect its products and technologies. The
Company presently holds more than 350 U.S. patents, and in several instances holds corresponding international patents, and has more than 400 U.S. patent applications pending. The Company has also licensed a variety of technologies from outside parties to complement its own research and development efforts. The Company is also receiving brand recognition of its products. For example, the Crystal(R) name has become a well recognized brand for high-quality audio DAC's (digital-to-analog converters) and industrial ADC's (analog-to-digital converters).

Research and Development

       Research and development efforts concentrate on the design and development of new products for each market and on the continued enhancement of the Company's design automation tools. Product-oriented research and development efforts are organized along its Mass Storage Products, Communication Products, Crystal Semiconductor Products and Personal Computer Product Divisions. The Company also funds certain advanced process technology development as well as other emerging product opportunities. Expenditures for research and development in fiscal 1998, 1997, and 1996 were $179.6 million, $230.8 million and $238.8 million, respectively. As of May 23, 1998, the Company had approximately 40% of its employees engaged in research and development activities. The Company's future success is highly dependent upon its ability to develop complex new products, to transfer new products to production in a timely fashion, to introduce them to the marketplace ahead of the competition and to have them selected for design into products of leading systems manufacturers.

Competition

       Markets for the Company's products are highly competitive, and the Company expects that competition will increase. The Company competes with other semiconductor suppliers who offer standard semiconductors, application-specific integrated circuits and fully customized integrated circuits, including both chip- and board-level products. A few customers also develop integrated circuits that compete with the Company's products. The Company's competitive strategy has been to provide lower-cost versions of existing products and new, more advanced products for customers' new designs.

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

     The domestic sales force includes a network of regional direct sales offices located in California, Florida, Illinois, Maryland, Massachusetts, North Carolina, Oregon, and Texas. International sales offices and organizations are located in Taiwan, Japan, Singapore, Korea, Hong Kong, China, the United Kingdom, Germany, France and Barbados. The Company supplements its direct sales force with sales representative organizations and distributors. Technical support staff are located at the sales offices and also at the Company's facilities in Fremont, California; Broomfield, Colorado; Austin, Texas;
Greenville, South Carolina and Raleigh, North Carolina.

     Two customers accounted for approximately 19% and 11%, respectively of net sales in fiscal 1998. One customer accounted for approximately 10% of net sales in fiscal 1997. In fiscal 1996 no customer represented 10% or more of net sales. The loss of a significant customer or a significant reduction in such a customer's orders could have an adverse effect on the Company's sales.

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

Employees

     As of May 23, 1998, the Company had approximately 1,857 full-time equivalent employees, of whom 40% were engaged in research and product development, 31% in sales, marketing, general and administrative and 29% in manufacturing. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel. The Company believes that its employee relations are good. None of the Company's employees are represented by any collective bargaining agreements, although Cirent Semiconductor is staffed by Lucent Technologies' employees who are represented by a union.

EXECUTIVE OFFICERS OF THE REGISTRANT

       The following sets forth certain information with regard to executive officers of Cirrus Logic, Inc. (ages are as of June 1, 1998):

        Michael L. Hackworth (age 57), a founder of the Company, was appointed Chairman of the Board, President and Chief Executive Officer in July 1997. He served as President, Chief Executive Officer and a director from January 1985 to July 1997. He is also a director of Read-Rite Corporation. Previously he was employed by Signetics Corporation for over thirteen years, most recently as Senior Vice President of MOS and Linear Products.

       Suhas S. Patil (age 53), a founder of the Company, was named Chairman Emeritus in July 1997. He has served as a Director since the Company was founded in 1984 and as Chairman of the Board from 1994 to July 1997. He served as Vice President, Research and Development until March 1990 and Executive Vice President, Products and Technology through April 1997. He is also a director of CyberMedia, Inc.

        George N. Alexy (age 49) has resumed the position of Senior Vice President, Corporate Marketing. He was in the Office of the President and also served as Chief Products and Marketing Officer from April 1997 to March 1998, when that office was dissolved. He joined the Company in 1987 as Vice President, Marketing and in May 1993, he was promoted to Senior Vice President, Marketing. Previously, he was employed by Intel Corporation for ten years, most recently as Product Marketing Manager, High Performance Microprocessors.

        Patrick V. Boudreau (age 57) joined the Company in October 1996 as Senior Vice President, Human Resources. He was Vice President, Human Resources for Fujitsu Microelectronics from 1995 to 1996. From 1989 to 1995, he was President of P.V.B. Associates, a management consulting and executive search firm, as well as Senior Vice President of Lazer-Tron Corporation.

        Eric C. Broockman (age 43) was appointed to the position of Vice President and General Manager, Crystal Semiconductor Products Division in April 1997. He joined the Company in February 1995 as Vice President and General Manager, Network Broadcast Products Division. Prior to joining the Company, he was employed by IBM for 16 years, most recently as Product Line Manager, DSP Business Unit.

       Henry M. Josefczyk (age 60) joined the Company in November 1997, as Senior Vice President, Worldwide Sales. Prior to joining the Company, he served as Vice President of Sales and Marketing for NKK Micro Devices from September 1996 to November 1997 and Vice President of Worldwide Sales for IC Works from June 1992 to September 1996.

        Steven Dines (age 44) was appointed Vice President and General Manager, Mass Storage Products Division in May 1997. He joined the Company in May 1991 as Member, Corporate Strategic Staff and in December 1991, he assumed the position of Director, Mass Storage Products Marketing. In November 1993, he was promoted to Vice President, Mass Storage. Prior to joining the Company he spent twelve years at Advanced Micro Devices, most recently as Director, Strategic Marketing for Europe and with IMP, Inc. as Director, Product Planning and Applications.

        Robert F. Donohue (age 55) joined the Company in May 1996 as Vice President, Chief Legal Officer, General Counsel and Secretary. Prior to joining the Company, he was Vice President, General Counsel and Secretary of Frame Technology Corporation from 1993 to 1996 and Vice President, General Counsel and Secretary of Cadence Design Systems, Inc. from 1989 to 1993.

       Michael D. Shealy (age 50) was appointed Vice President and General Manager of the Communications Division in September 1997.
Prior to joining the Company, he served at Compaq Computer as the Vice President of the Small and Medium Business Solutions Division from July 1996 and as Vice President of Emerging markets from August 1995 to July 1996. From April 1993 to August 1995, he was a senior executive at AT&T Paradyne serving as the Vice President and General Manager of the Personal Access Products business and Vice President of Strategic Development. Prior to joining AT&T, he was the President and CEO of Digital Technology, Inc.

       Edward C. Ross (age 56), joined the Company in September 1995 as President, Worldwide Manufacturing Group. In April 1997, he became President, Manufacturing and Technology. Prior to joining the Company, he was President of Power Integrations, a manufacturer of high-voltage integrated circuits, from January 1989 to January 1995.

       Ronald K. Shelton (age 37) was appointed Vice President, Finance, Chief Financial Officer and Treasurer in April 1997. He joined the Company in September 1996 as Vice President, Finance and Corporate Controller. From April 1992 to August 1996, he was Vice President, Finance and Administration and Chief Financial Officer of Alliance Semiconductor Corporation. Prior to joining Alliance Semiconductor Corporation, he held management positions with Etec Systems, Inc., a semiconductor equipment manufacturer, and Deloitte & Touche.

       Eric J. Swanson (age 41) was appointed Vice President and Chief Technical Officer of the Company in March 1998. He joined Crystal Semiconductor Corporation in 1985 as Telecom/Filter Design Manager and in 1986 we was appointed to the position of Vice President of Technology of Crystal. Crystal merged with the Company in October 1991. Prior to joining Crystal, he was with AT&T - Bell Laboratories from 1980 to 1985.

ITEM 2.  PROPERTIES

     The Company's principal facilities, located in Fremont, California, consist of approximately 340,000 square feet of office space leased pursuant to agreements which expire from 2003 to 2007 plus renewal options. This space is used for manufacturing, product development, sales, marketing and administration.

     The Company's Austin, Texas facilities consist of approximately 300,000 square feet of office space leased pursuant to agreements which expire from 1999 to 2005 plus renewal options.

     The Company also has facilities located in Tempe, Arizona; Broomfield, Colorado; Raleigh, North Carolina; Greenville, South Carolina; Bellevue, Washington; Pune, India; and Tokyo, Japan. The Company also leases sales and sales support offices in the United States in California, Colorado, Florida, Illinois, Maryland, Massachusetts, Oregon, Pennsylvania and Texas and internationally in Taiwan, Japan, Singapore, Korea, Hong Kong, China, the United Kingdom, Germany, France and Barbados. The Company may add additional manufacturing and sales offices to support its business needs.

ITEM 3.  LEGAL PROCEEDINGS

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
                                             High          Low
                                            ------        ------
Fiscal year ended March 30, 1996
     First quarter                           33.69         17.06
     Second quarter                          59.63         31.00
     Third quarter                           55.50         19.75
     Fourth quarter                          26.38         17.13
Fiscal year ended March 29, 1997
     First quarter                           25.13         16.88
     Second quarter                          21.88         13.38
     Third quarter                           24.13         15.75
     Fourth quarter                          17.11         10.77
Fiscal year ended March 28, 1998
     First quarter                           13.00          8.50
     Second quarter                          17.56         10.31
     Third quarter                           17.44         10.38
     Fourth quarter                          11.38          9.69

      At March 28, 1998, there were approximately 2,198 holders of record of the Company's Common Stock.

      The Company has not paid cash dividends on its Common Stock and presently intends to continue a policy of retaining any earnings for reinvestment in its business.

      In December 1996, an offering of U.S. $300,000,000 in 6%
Convertible Subordinated Notes due December 15, 2003 ("Notes") was made to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended, and to a limited number of institutions that were accredited investors in a manner exempt from the registration requirements of the Securities Act. The Notes were also being offered by Goldman Sachs International, as selling agent for Goldman Sachs & Co., Salomon Brothers International Limited, as selling agent for Salomon Brothers Inc., J.P. Securities Ltd., as selling agent for J.P. Morgan Securities, Inc., and Robertson, Stephens & Company LLC, outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act. These Notes will be convertible into shares of Common Stock of the Registrant at any time on or after the 90th day following the last original issue date of the Notes, and prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion rate of 41.2903 shares per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $24.219 per share).

ITEM 6.  CONSOLIDATED SELECTED FINANCIAL DATA

(Amounts in thousands, except per share amounts, ratios and employees)

                                                                                Fiscal years ended
                                                         ---------------------------------------------------------
                                                             1998        1997        1996       1995       1994
                                                         ------------ ----------- ---------- ---------- ----------
Net sales                                                  $954,270    $917,154  $1,146,945  $889,022   $557,299

Costs and expenses and gain on sale of assets and other, net:
   Cost of sales                                            605,484     598,795    774,350    512,509    298,582
   Research and development                                 179,552     230,786    238,791    165,622    126,632
   Selling, general and administrative                      117,273     126,722    165,267    126,666     91,887
   Gain on sale of assets, net                              (20,781)    (18,915)     -          -          -
   Restructuring costs and other, net                        14,464      20,954     11,566      -          -
   Non-recurring costs                                        -           -          1,195      3,856       -
   Merger costs                                               -           -          -          2,418       -
                                                           ----------  ----------  ---------  ---------  ---------
Income (loss) from operations                                58,278      (41,188)   (44,224)    77,951     40,198
Interest expense                                            (27,374)     (19,754)    (5,151)    (2,441)    (2,196)
Interest income                                              19,893        8,053      7,759      9,129      4,280
Other income (expense), net                                   5,206        1,270       (107)     4,999     13,682
                                                           ----------  ----------  ---------  ---------  ---------
Income (loss) before income taxes and
   cumulative effect of accounting change                    56,003      (51,619)   (41,723)    89,638     55,964
Provision (benefit) for income taxes                         19,510       (5,463)    (5,540)    28,236     18,146
                                                           ----------  ----------  ---------  ---------  ---------
Income (loss) before cumulative effect of accounting change  36,493      (46,156)   (36,183)    61,402     37,818
Cumulative effect of change in method of accounting for
   income taxes                                                 -           -          -          -         7,550
                                                           ----------  ----------  ---------  ---------  ---------
Net income (loss)                                           $36,493    ($46,156)   ($36,183)   $61,402    $45,368
                                                           ==========  ==========  =========  =========  =========

Net income per common share - basic:
   Income (loss) before accounting change                     $0.54      ($0.71)     ($0.58)     $1.03      $0.73
   Cumulative effect of change in accounting principle          -           -          -          -          0.15
                                                           ----------  ----------  ---------  ---------  ---------
   Net income (loss) per common share - basic                 $0.54      ($0.71)     ($0.58)     $1.03      $0.88
                                                           ==========  ==========  =========  =========  =========

Net income per common share - diluted:
   Income (loss) before accounting change                     $0.52      ($0.71)     ($0.58)     $0.96      $0.67
   Cumulative effect of change in accounting principle          -           -          -          -          0.13
                                                           ----------  ----------  ---------  ---------  ---------
   Net income (loss) per common share - diluted               $0.52      ($0.71)     ($0.58)     $0.96      $0.80
                                                           ==========  ==========  =========  =========  =========

Weighted average common shares outstanding:
   Basic                                                     67,333      65,007      62,761     59,707     51,838
   Diluted                                                   69,548      65,007      62,761     63,969     56,486


Financial position at year end:
Total assets                                             $1,137,542  $1,136,821   $917,577   $673,534   $517,931
Working capital                                             476,154     428,670    182,643    251,619    273,527
Capital lease obligations, excluding current                  5,475       9,848      6,258      9,602      7,753
Long-term debt, excluding current                            32,559      51,248     65,571     16,603     11,392
Convertible subordinated notes                              300,000     300,000       -          -          -
Total liabilities                                           681,199     732,624    488,911    254,518    173,616
Shareholders' equity                                        456,343     404,197    428,666    419,016    344,315

Current Ratio                                                  2.40        2.17       1.44       2.10       2.77
Employees                                                     1,774       2,557      3,151      2,331      1,854


In August 1994, the Company merged with PicoPower Technology, Inc. All of the consolidated financial information reflects the combined operations of the companies.

The net income (loss) per common share amounts prior to 1998 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of net income (loss) per share and the impact of Statement No. 128, see the notes to the consolidated financial statements.



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


ANNUAL RESULTS OF OPERATIONS

     Except for historical information contained herein, this Discussion and Analysis contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties, including, but not limited to those discussed below, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Net Sales

     Net sales for fiscal 1998 were $954.3 million, an increase of 4% from $917.2 million in fiscal 1997. Revenues from divested businesses in fiscal 1998 were $43.7 million compared to $100.8 million in fiscal
1997. Net sales from the core businesses in fiscal 1998 were approximately $910.6 million compared to $816.4 million in fiscal 1997.

     Excluding revenues from divested businesses, net sales in fiscal 1998 increased by $94.2 million from fiscal 1997 largely due to increased sales in the Mass Storage Products division, primarily related to increased unit sales of read channel devices and controllers, and $60.0 million of revenues from patent cross-license agreements which were offset by decreased sales in the PC Products division, primarily related to decreasing unit sales and declining average selling prices of graphics products.

     Net sales for fiscal 1997 decreased 20% from $1,146.9 million for fiscal 1996. Sales of graphics, audio, and mass storage products decreased in fiscal 1997 over fiscal 1996 while sales of fax/modem products increased. The decline in net sales of graphics and audio products in fiscal 1997 was the result of decreasing unit sales and declining average selling prices. The decline in net sales of mass storage products was the result of reduced sales of controller products offset somewhat by an increase in sales of read-channel products. The increase in net sales of fax/modem products was primarily the result of increased sales of newer high-speed modem products.

     Export sales, principally to Asia, include sales to U.S. - based customers with manufacturing plants overseas and were approximately $506 million in fiscal 1998 compared to approximately $568 million in fiscal 1997 and approximately $647 million in fiscal 1996. Export sales to the Pacific Rim (excluding Japan) were 31%, 32% and 34% of net sales; to Japan were 15%, 22% and 17% of net sales; and to Europe and the rest of the world were 7%, 7% and 6% of net sales, in fiscal 1998, 1997 and 1996, respectively.

     The Company's sales are currently denominated primarily in U.S. dollars. The Company currently enters into foreign currency forward exchange and option contracts to hedge certain of its foreign currency exposures related to sales and balance sheet accounts denominated in yen. The Company has not experienced any significant losses related to its foreign exchange activity.

     In fiscal 1998, net sales to two customers were approximately 19% and 11%, respectively. Sales to one other customer in fiscal 1997 were approximately 10% of net sales. In fiscal 1996, no single customer accounted for 10% or more of net sales.

Gross Margin

     The gross margin percentage was 36.6% in fiscal 1998, compared to 34.7% and 32.5% in fiscal 1997 and 1996, respectively. The gross margin increase in fiscal 1998 was primarily a result of improved margins in mass storage due to a change in mix within the Mass Storage Products division towards read channel products, an overall change in product mix within the Company towards mass storage products and $60.0 million of patent cross-license revenues in the fourth quarter which had no corresponding cost of sales. These improvements were offset by lower margins in PC products and $53.0 million of charges recorded in the fourth quarter related to wafer purchase commitments for MiCRUS and Cirent, the Company's joint ventures. The lower margins in PC products are primarily related to declining average selling prices on graphics and modem products. Excluding the impact of the patent cross-license revenues and the wafer purchase commitment charges for both fiscal 1998 and fiscal 1997, gross margins would have been 38% for both fiscal years.

     During fiscal 1997, the gross margin was adversely impacted by $34.5 million of charges that were recorded in the fourth quarter related to wafer purchase commitments of $22.0 million and inventory write-downs of $12.5 million. In fiscal 1996, the gross margin was adversely impacted by $70.8 million of fourth quarter charges for inventory write-downs, wafer purchase commitments and manufacturing variances. Exclusive of these charges, the gross margin percentage would have been 39% in fiscal 1997 and fiscal 1996. While the gross margins in these years were flat, they reflect reduced unit costs resulting from the migration to larger wafers and more efficient processing technologies, improved efficiencies at the Company's MiCRUS facility, and a decrease in the cost of wafers and assembly services purchased from third-party suppliers, all of which were offset by the impact of decreased average selling prices for most of the Company's major products.

Research and Development Expenses

     Research and development expenses expressed as a percentage of net sales were 18.8%, 25.2%, and 20.8% in fiscal 1998, 1997 and 1996, respectively. Research and development expenditures decreased in fiscal 1998 both as a percentage of net sales and absolute dollars primarily as a result of the divestiture of certain non-core businesses and also as a result of the April 1997 headcount reductions which were made in connection with the Company's realignment into four market-focused divisions.

     The absolute research and development spending decreased in fiscal 1997 over fiscal 1996 primarily due to divestitures.

Selling, General and Administrative Expenses

     Selling, general, and administrative expenses expressed as a percentage of net sales represented approximately 12.3%, 13.8% and 14.4% in fiscal 1998, 1997 and 1996, respectively. The decreases as a percentage of net sales and in absolute dollars were primarily a result of the divestiture of certain non-core businesses in fiscal 1998 and to the April 1997 headcount reductions which were made in connection with the Company's realignment into four market-focused divisions.

     Both the percentage of net sales and the absolute spending decreased in fiscal 1997 over fiscal 1996 were primarily a result of reductions in compensation expenses, marketing expenses for promotions and advertising, and administrative expenses, including the impact of divestitures.

Gain on Sale of Assets

     During the third quarter of fiscal 1998, the Company sold its Nuera Communications, Inc. subsidiary for cash proceeds of approximately
$21.5 million ($16.1 million net of $5.4 million of Nuera's own cash) and recorded a gain of approximately $11.1 million. Gain on sale of assets also includes the reversal of $9.7 million that had previously been accrued for losses on facilities commitments in connection with the sale and shut down of the operating divisions of Pacific Communication Sciences, Inc. ("PCSI") in the fourth quarter of fiscal 1997.

     During the fourth quarter of fiscal 1997, the Company completed the sale of the assets of PCSI's Wireless Semiconductor Products to Rockwell International for $18.1 million in cash and made the decision to shut down PCSI's Subscriber Product Group. In connection with the sale of the PCSI Wireless Semiconductor Product Group and the shut-down of the Subscriber Group, the Company recorded a net gain of $0.3 million.

     During the third quarter of fiscal 1997, the Company completed the sale to ADC Telecommunications Inc. of the PCSI Infrastructure Product Group. The Company received approximately $20.8 million in cash for the group. In connection with the transaction, the Company recorded a gain of approximately $12.0 million.

     During the second quarter of fiscal 1997, the Company completed the sale of its PicoPower product line to National Semiconductor Corporation. The Company received approximately $17.6 million in cash for the PicoPower product line. In connection with the transaction, the Company recorded a gain of approximately $6.9 million.

Restructuring Costs and Other, net

     The Company recorded restructuring costs of $11.8 million in the third quarter of fiscal 1998 in connection with a discontinuation of certain strategies and product development efforts in the graphics product group of its PC products division. This resulted in a workforce reduction of approximately 65 positions. The primary components of the restructuring charge were $8.4 million related to excess assets and facility leases and $1.8 million of severance payments that were made during fiscal 1998. The total expected cash outlay related to this charge is approximately $8.3 million, of which $2.6 million is expected to be paid in fiscal 1999. Restructuring costs and other also includes a $2.0 million reversal of amounts that had been previously accrued for losses on facilities in connection with the April 1997 restructuring and other costs of $4.7 million representing additional compensation costs in connection with the same restructuring that were earned and recorded in the third quarter of fiscal 1998.

     In the fourth quarter of fiscal 1997, as a result of the Company's strategy to focus on the markets for multimedia (graphics, video, and audio), mass storage, and communications, the Company began divesting its non-core business units and eliminating projects that do not fit within its core markets. These actions resulted in a restructuring charge of $21.0 million which included $5.1 million related to workforce reductions and $15.9 million primarily related to excess assets and facilities in connection with the reorganization into four market-focused product divisions (Personal Computer Products, Communications Products, Mass Storage Products, and Crystal Semiconductor Products). This resulted in a workforce reduction of approximately 400 people in April 1997, representing approximately 15 percent of its worldwide staff. As of March 28, 1998, activities related to this restructuring were substantially complete.

     In the fourth quarter of fiscal 1996, as a result of decreased demand for the Company's products for use in personal computers, which accounted for more than 80% of the Company's revenue, management reviewed the various operating areas of the business and took certain steps to bring operating expenses and capacity in line with demand. These actions resulted in a pre-tax restructuring charge of approximately $11.6 million. The principal actions in the restructuring involved the consolidation of support infrastructure and the withdrawal from an unprofitable product line and reduction of planned production capacity. This resulted in the elimination of approximately 320 positions from the manufacturing, research and development, sales and marketing, and administrative departments. As of March 28, 1998, activities related to this restructuring were substantially complete.

Non-recurring and Merger Costs

     In the third quarter of fiscal 1996, the Company incurred non-recurring costs of approximately $1.2 million associated with the formation of the Cirent Semiconductor joint venture with Lucent Technologies
(formerly AT&T Microelectronics).

Interest Expense

     Interest expense was $27.4 million, $19.8 million and $5.2 million in fiscal 1998, 1997 and 1996, respectively. The increase in interest expense in fiscal 1998 is primarily due to the Company's convertible subordinated notes being outstanding for the entire fiscal year as compared with fiscal 1997, in which the convertible subordinated notes were issued in the third quarter. The increase in interest expense in fiscal 1997 as compared with fiscal 1996 was primarily the result of the issuance of convertible subordinated notes in fiscal 1997 and increased borrowings on short-term and long-term debt during fiscal 1997.

Interest Income

     Interest income in fiscal 1998 was $19.9 million compared to $8.1 million in fiscal 1997 and $7.8 million in fiscal 1996. Interest income increased in fiscal 1998 over fiscal 1997 as the funds raised by the fiscal 1997 convertible subordinated notes offering were available to be invested in cash equivalents and marketable securities for the entire year. In addition, the Company generated cash from operations during the year, which was also available for investment during the year. Interest income increased in fiscal 1997 over fiscal 1996 because the funds raised by the fiscal 1997 convertible subordinated notes offering were available to be invested in cash equivalents and marketable securities for part of the year.

Other Income (Expense), net

     In fiscal 1998, other income (expense), net, includes gains on the disposal of certain equity investments and foreign currency transaction gains, which were partially offset by certain legal settlements. In fiscal 1997, other income (expense), net, primarily relates to foreign currency transaction gains.

Income Taxes

     The provision for income taxes was 34.8% in fiscal 1998 compared to a benefit for income taxes of 10.6% in fiscal 1997 and 13.3% in fiscal 1996. The effective tax rate for fiscal 1998 is equal to the U.S. federal statutory rate, after the addition of state income taxes offset by federal and state research tax credits. The tax benefit rates in 1997 and 1996 were less than the federal statutory rate, primarily because of foreign operating results which are taxed at rates other than the U.S. statutory rate.

     Realization of the Company's net deferred tax assets is dependent on future U.S. taxable income. While the Company believes that it is more likely than not that such assets will be realized, other factors, including those mentioned in the discussion of Future Operating
Results, may impact the ultimate realization of such assets. The deferred tax assets realizability is evaluated on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 1998, the Company generated $192.2 million of cash and cash equivalents from its operating activities as compared to $2.6 million during fiscal 1997 and $7.7 million in fiscal 1996. The fiscal 1998 increase from fiscal 1997 was primarily due to improved accounts receivable and inventory turnover, funding received for equipment and leasehold advances to the joint ventures and the generation of income from operations as opposed to a net loss in the prior year. Included in the net income from operations in fiscal 1998 was $60.0 million of patent cross-license revenues. These increases were partially offset by a reduction in accounts payable. The fiscal 1997 decrease from fiscal 1996 was primarily caused by the increase in the net loss from operations, the non-cash effect of the gain on sale of assets offset partially by the increase in the non-cash effect of depreciation and amortization and the net change in operating assets and liabilities.

     The Company generated $16.0 million in cash in investing activities during fiscal 1998, as opposed to using $221.0 million during fiscal 1997 and $104.9 million during fiscal 1996. Part of the fiscal 1998 increase in cash was due to a higher percentage of the Company's investments in securities with original maturities less than ninety days than in the prior fiscal year. As a result, available for sale investments generated a net cash flow of $62.8 million during fiscal year 1998 while using a net cash flow of $168.9 million through purchase of investments in fiscal 1997. In addition, during fiscal
1998 the Company received approximately $20.5 million from the termination of the UMC agreements, and approximately $16.1 million from the sale of Nuera (proceeds of $21.5 million less Nuera's own cash of $5.4 million) as opposed to $56.5 million of proceeds from the sale of assets in the prior year, which included proceeds from PCSI divestiture activities. The decrease in cash from investing activities during fiscal 1997 compared to fiscal 1996 was primarily the result of a decrease in proceeds from short-term investments and increased short-term investment purchases in fiscal 1997 over fiscal 1996 along with a decrease in additions to property and equipment and the proceeds from sale of assets.

     Net cash used in financing activities was $12.3 million in fiscal 1998, as opposed to generating $214.0 million and $186.4 million of cash in fiscal 1997 and 1996, respectively. The cash used in fiscal 1998 was primarily due to payments on the Company's outstanding lease obligations and debt. The increase in cash from financing activities in fiscal 1997 was primarily due to proceeds from the issuance of $300.0 million of convertible subordinated notes offset by repayment of short-term bank debt.

     The semiconductor industry is extremely capital intensive. To remain competitive, the Company believes it must continue to invest in advanced wafer manufacturing and test equipment. Investments will continue to be made in the various external manufacturing arrangements and the Company's facilities. The Company intends to obtain most of the necessary capital through direct or guaranteed equipment lease financing and the balance through debt and/or equity financing, and cash generated from operations.

     As of March 28, 1998, the Company is contingently liable as guarantor or co-guarantor for equipment leases of MiCRUS and Cirent which have remaining payments of approximately $542.3 million due through 2004 compared to $526.0 million as of March 29, 1997. In addition, the Company has other commitments related to its joint venture relationships that total approximately $7.5 million at March 28, 1998.

     As of March 28, 1998, the Company has a bank line of credit to provide a commitment for letters of credit up to a maximum aggregate of $35.0 million, which expires on June 30, 1998 and are collateralized by cash or securities with interest at the higher of: (a) .50% per annum above the latest federal funds rate (as defined in the Second Amended Credit Agreement); or (b) the rate of interest in effect for such day as
publicly announced from time to time by the bank.   The Company is
currently in compliance with all covenants under the bank line of credit. The Company expects to amend or replace the existing line of credit facility in fiscal 1999. The Company does not believe the amendment of its line of credit will have an impact on its financial position or on its ability to finance its operations for the foreseeable future. As of March 28, 1998, the Company had approximately $30.8 million outstanding letters of credit and an additional $4.2 million available under this line of credit.

     The Company believes that its capital resources are adequate to meet its needs for at least the next 12 months. However, if additional financing is needed for any reason, there can be no assurance that financing will be available or, if available, will be on satisfactory terms. Failure to obtain adequate financing would restrict the Company's ability to expand its manufacturing infrastructure, to make other investments in capital equipment, and to pursue other initiatives.

Future Operating Results

Quarterly Fluctuations

     The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. The Company's operating results are affected by a wide variety of factors, many of which are outside of the Company's control, including but not limited to, economic conditions and overall market demand in the United States and worldwide, the Company's ability to introduce new products and technologies on a timely basis, the ability to retain and attract key technical and management personnel, changes in product mix, fluctuations in manufacturing costs which affect the Company's gross margins, declines in market demand for the Company's and its customers' products, sales timing, the level of orders that are received and can be shipped in a quarter, the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products, product obsolescence, price erosion, and competitive factors. The Company's operating results in 1999 are likely to be affected by these factors as well as others.

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

Issues Relating to Manufacturing and Manufacturing Investment

     The Company participates in joint ventures with International Business Machines Corp. ("IBM"), MiCRUS joint venture, and Lucent Technologies, Cirent Semiconductor joint venture, under a series of agreements intended to secure a committed supply of wafers from manufacturing facilities operated by the joint ventures. The joint ventures are controlled by IBM and Lucent Technologies, respectively, and are dependent on the controlling partners' advanced proprietary manufacturing process technologies and manufacturing expertise. These agreements include wafer purchase agreements under which the Company is committed to purchase a fixed percentage of the output of the joint venture manufacturing facilities. As a result, the operating results of the Company may be more sensitive to changing business conditions, as anticipated decreases in revenues could cause the Company to decide to not fulfill its wafer purchase obligations. This would result in charges to the Company from the joint ventures in amounts intended to cover the joint ventures fixed costs related to the shortfall in wafer orders from the Company. The Company determines any estimated shortfalls in such purchase commitments over the short-term (six-months) and accrues such amounts to the extent they would result in inventory losses were the Company to fulfill the commitment and take delivery of the related inventory. The Company's gross margins and earnings were adversely impacted by such charges in the amounts of $53.0 million, $22.0 million, $12.1 million, $7.8 million and $6.2 million in the fourth quarter of fiscal 1998, the fourth and second quarters of fiscal 1997 and the second and first quarter of fiscal
1996, respectively. With its other foundries, the Company becomes committed upon placing orders and is subject to penalties for cancellations.

     Moreover, the Company will benefit from the MiCRUS and Cirent Semiconductor joint ventures only if they are able to produce wafers at or below prices generally prevalent in the market. If, however, either of these ventures is not able to produce wafers at competitive prices, the Company's results of operations could be materially adversely affected. The process of beginning production and increasing volume with the joint ventures inevitably involves risks, and there can be no assurance that the manufacturing costs of such ventures will be competitive. During fiscal 1998 and 1997, excess production capacity in the industry lead to significant price competition between merchant semiconductor foundries and the Company believes that in some cases this resulted in pricing from certain foundries that was lower than the Company's cost of production from its manufacturing joint ventures.
The Company experienced pressures on its selling prices during fiscal 1998 and fiscal 1997, which had a negative impact on its results of operations and it believes that this was partially due to the fact that certain of its competitors were able to obtain favorable pricing from such foundries.

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

     Although the Company has increased its future wafer supplies from MiCRUS and Cirent Semiconductor, the Company expects to continue to purchase portions of its wafers from, and to be reliant upon, outside merchant wafer suppliers. The Company's current strategy is to fulfill its wafer requirements using a balance of secured wafer supply from its joint ventures and from outside merchant wafer suppliers. The Company also uses other outside vendors to package the wafer die into integrated circuits and to perform the majority of the Company's product testing.

     During the second quarter of fiscal 1998 the Company reduced its purchase obligations at Cirent Semiconductor by 50 percent, pursuant to an agreement under which the Company can reacquire, at no incremental cost, an additional 10 percent of the total Cirent Semiconductor wafer output and can sell any portion of its wafer purchase obligation to third parties on a foundry basis. The agreement also provides the Company with future access to certain Lucent advanced process technologies including 0.18 micron process technology.

     The Company's results of operations could be adversely affected in the future, as they have been so affected in the past, if particular suppliers are unable to provide a sufficient and timely supply of product, whether because of raw material shortages, capacity constraints, unexpected disruptions at the plants, delays in qualifying new suppliers or other reasons, or if the Company is forced to purchase wafers or packaging from higher cost suppliers or to pay expediting charges to obtain additional supply, or if the Company's test facilities are disrupted for an extended period of time. Because of the concentration of sales at the end of each quarter, a disruption in the Company's production or shipping near the end of a quarter could materially reduce the Company's revenues for that quarter. Production may be constrained even though capacity is available at one or more wafer manufacturing facilities because of the difficulty of moving production from one facility to another. Any supply shortage could adversely affect sales and operating profits. The Company's reliance upon outside vendors for assembly and test could also adversely impact sales and operating profits if the Company was unable to secure sufficient access to the services of these outside vendors.

     Product development in the Company's markets is becoming more focused on the integration of functionality on individual devices and there is a general trend towards increasingly complex products. The greater integration of functions and complexity of operations of the Company's products increase the risk that latent defects or subtle faults could be discovered by customers or end users after volumes of product have been shipped. If such defects were significant, the Company could incur material recall and replacement costs for product warranty. The Company's relationship with customers could also be adversely impacted by the recurrence of significant defects.

Dependence on PC Market

     Although the Company's future direction is to emphasize non-PC market opportunities in mass storage, communications, consumer electronics and industrial automation, sales of many of the Company's products will continue to depend largely on sales of personal computers (PCs).
Reduced growth in the PC market could affect the financial health of the Company as well as its customers. Moreover, as a component supplier to PC OEMs and to peripheral device manufacturers, the Company is likely to experience a greater magnitude of fluctuations in demand than the Company's customers themselves experience. In addition, many of the Company's products are used in PCs for the consumer market, and the consumer PC market is more volatile than other segments of the PC market.

     Other integrated circuit (IC) makers, including Intel Corporation, have expressed their interest in integrating through hardware functions, adding through special software functions, or kitting components to provide some multimedia or communications features into or with their microprocessor products. Successful integration of these functions could substantially reduce the Company's opportunities for IC sales in these areas. In addition, the Company's de-emphasis of PC products and its focus on non-PC markets could have an adverse affect on the Company's PC product sales as customers seek other supply sources with greater commitments to the PC market.

     A number of PC OEMs buy products directly from the Company and also buy motherboards, add-in boards or modules from suppliers who in turn buy products from the Company. Accordingly, a significant portion of the Company's sales may depend directly or indirectly on the sales to a particular PC OEM. Since the Company cannot track sales by motherboard, add-in board or module manufacturer, the Company may not be fully informed as to the extent or even the fact of its indirect dependence on any particular PC OEM, and, therefore, may be unable to assess the risks of such indirect dependence.

Issues Relating to Mass Storage Market

     The disk drive market has historically been characterized by a relatively small number of disk drive manufacturers and by periods of rapid growth followed by periods of oversupply and contraction. Growth in the mass storage market is directly affected by growth in the PC market. Furthermore, the price competitive nature of the disk drive industry continues to put pressure on the price of all disk drive components. Recent market demands for sub-$1,000 PC's puts further pressure on the price of disk drives and disk drive components. In addition, consolidation in the disk drive industry has reduced the number of customers for the Company's mass storage products and increased the risk of large fluctuations in demand.

     The Company believes that constraints in supply of certain read-head components to the disk drive industry limited sales of its mass storage products in the fourth quarter of fiscal 1997. In addition, the Company believes that excess inventories held by its customers limited sales of the Company's mass storage products in the second quarter of fiscal 1997 and limited sales of the Company's optical disk drive products in the third quarter of fiscal 1997. Revenues from mass storage products in fiscal 1999 are likely to depend heavily on the success of certain 3.5 inch disk drive products selected for use by various customers, which in turn depends upon obtaining timely customer qualification of the new products and bringing the products into volume production timely and cost effectively.

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

     During the last half of fiscal 1998, major companies in the disk drive industry, including certain of the Company's customers, have reported declines in business. In addition, the Company's mass storage products were not designed into a major customer's next generation product which is expected to run fiscal 1999. Consequently, these factors will have an adverse impact on the mass storage division's revenue through at least the first half of fiscal 1999.

Issues Relating to Graphics Products

     In November 1997, the Company changed its direction in graphics from reliance on 2D and 3D stand alone products to a strategy of providing future integrated multimedia products. Concurrently, the Company realigned and reduced its graphics research and development and marketing activities toward this new product direction, resulting in a workforce reduction of approximately sixty-five employees. While the Company continues to sell its line of existing 2D and 3D graphics products, levels and duration of future revenues from these products is uncertain. Further, if the new integrated function products are not brought to market in a timely manner or do not address the market needs or costs of performance requirements, then the Company's market share and sales will be adversely affected.

Issues Relating to Consumer Electronics Products

     Most of the Company's revenues in the consumer electronics arena are in the multimedia audio market derive from the sales of audio codecs and integrated 16-bit codec-plus-controller solutions for the PC market and consumer electronics equipment. In the PC market, pricing pressures have forced a transition from multi-chip solutions to products that integrate the codec, controller and synthesis functions into a single
IC. The Company's revenues from the sale of PC audio products in fiscal 1999 are likely to be significantly affected by the introduction of cost reduced, fully-integrated, single-chip audio ICs. Moreover, aggressive competitive pricing pressures have adversely affected and may continue to adversely affect the Company's revenues and gross margins from the sale of audio ICs. In addition, the introduction of new audio products from the Company's competitors, the introduction of mediaprocessors and the introduction of MMX processors with multimedia features by Intel Corporation could adversely affect revenues and gross margins from the sale of the Company's audio products.

     Three-dimensional, spatial-effects audio became an important feature in fiscal 1998, primarily in products for the consumer electronics marketplace. If the Company's spatial-effects audio products do not meet the cost or performance requirements of the market, revenues from the sale of audio products could be adversely affected.

Issues Relating to Communications Products

     The communications market for voice/data/fax modem chip sets is intensely competitive, and competitive pricing pressures have affected and are likely to continue to affect the average selling prices and gross margins of this product line. As a relatively new entrant to this market, the Company may be at a competitive disadvantage to suppliers who have long-term customer relationships, have greater market share or have greater financial resources. In addition, the introduction of new modem products from the Company's competitors, the introduction of media processors and the introduction of MMX processors with multimedia features by Intel Corporation could adversely affect revenues and gross margins from the sale of the Company's modem products.

Issues Relating to Industrial Products

     Industrial Products is a very broad market with many well established competitors. The Company's ability to compete in this market will be adversely affected if it cannot establish broad sales channels or if it does not develop and maintain a broad enough product line to compete effectively. In addition, the customer product design in time is long.
 Customer delays in product development and introductions creates risk relative to the Company's revenue plans. Further, the Company's products in this market are technically very complex. The complexity of the products contributes to risks in getting products to market on a timely basis, which could impact the Company's revenue plans. The scarcity of analog engineering talent also contributes to risks related to product development timing in this market.

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

     A significant number of the Company's customers and suppliers are in Asia. The recent turmoil in the Asian financial markets does not appear to have had a material impact on the Company's sales orders or bookings. However, the financial instability in these regions may have an adverse impact on the financial position of end users in the region which could impact future orders and/or the ability of such users to pay the Company or the Company's customers, which could also impact the ability of such customers to pay the Company. The Company performs extensive financial due diligence on customers and potential customers and generally required material sales to Asia to either be secured by letters of credit or transacted on a cash on demand basis. Given the current situation in Asia, the Company has begun to require the letters of credit to be established through American banking institutions. During this volatile period, the Company expects to carefully evaluate the collection risk related to the financial position of customers and potential customers. The results of such evaluations will be considered in structuring the terms of sale, in determining whether to accept sales orders, in evaluating the recognition of revenue on sales in the area and in evaluating the collectability of outstanding accounts receivable from the region. In situations where significant collection risk exists, the Company will either not accept the sales order, defer the recognition of related revenues, or, in the case of previously transacted sales, establish appropriate bad debt reserves. Despite these precautions, should the current volatility in Asia have a material adverse impact on the financial position on end users of the customers products in Asia, the Company could experience a material adverse impact on its results of operations.

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

Impact of Year 2000

     The "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the year
1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company is currently in the process of modifying and/or replacing significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to testing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. The Company will use both internal and external resources to reprogram or replace and test the software for Year 2000 modifications.

     In addition, the Year 2000 Issue creates risk for the Company from unforeseen problems from third parties with whom the Company deals on financial transactions. Such failures of the Company's third parties' computer systems could have a material impact on the Company's ability to conduct its business. The Company is also assessing the capability of its products sold to customers over a period of years to handle the Year 2000 Issue and has a plan in place to address product issues during fiscal 1999. Management believes that the likelihood of a material adverse impact due to problems with internal systems or products sold to customers is remote and expects that the cost of these projects over the next two years will not have a material effect on the Company's financial position or overall trends in results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands, except per share amounts)

                                                                 Fiscal years ended
                                                         ---------------------------------
                                                         March 28,   March 29,   March 30,
                                                            1998       1997        1996
                                                         ---------- ----------- ----------

Net sales                                                  $954,270   $917,154 $1,146,945

Operating costs and expenses, gain on sale of assets
   and other, net
Cost of sales                                               605,484    598,795    774,350
Research and development                                    179,552    230,786    238,791
Selling, general and administrative                         117,273    126,722    165,267
Gain on sale of assets, net                                 (20,781)   (18,915)       -
Restructuring costs and other, net                           14,464     20,954     11,566
Non-recurring costs                                             -          -        1,195
                                                          ----------  ---------  ---------
Total operating costs and expenses, gain on sale of
  assets and other, net                                    895,992    958,342   1,191,169
                                                          ----------  ---------  ---------

Income (loss) from operations                                58,278    (41,188)   (44,224)
Interest expense                                            (27,374)   (19,754)    (5,151)
Interest income                                              19,893      8,053      7,759
Other income (expense), net                                   5,206      1,270       (107)
                                                          ----------  ---------  ---------
Income (loss) before provision (benefit) for income taxes    56,003    (51,619)   (41,723)
                                                          ----------  ---------  ---------
Provision (benefit) for income taxes                         19,510     (5,463)    (5,540)
                                                          ----------  ---------  ---------
Net income (loss)                                           $36,493   ($46,156)  ($36,183)
                                                          ==========  =========  =========

Net income (loss) per share:
Basic                                                         $0.54     ($0.71)    ($0.58)
                                                          ==========  =========  =========
Diluted                                                       $0.52     ($0.71)    ($0.58)
                                                          ==========  =========  =========

Weighted average common shares outstanding:
Basic                                                        67,333     65,007     62,761
Diluted                                                      69,548     65,007     62,761


See accompanying notes.

CONSOLIDATED BALANCE SHEETS
(Thousands)

                                                               March 28,    March 29,
                                                                 1998         1997
                                                              ------------ ------------
Assets
Current assets:
  Cash and cash equivalents                                    $347,421     $151,540
  Short-term investments                                        125,378      188,215
  Accounts receivable, less allowance for doubtful
    accounts of $11,176 in 1998 and $12,770 in 1997             103,073      173,743
  Inventories                                                   103,703      127,252
  Deferred tax assets                                            28,505       34,410
  Equipment and leasehold improvement advances to
  joint ventures                                                 97,711      112,597
  Other current assets                                           10,402        7,245
                                                            ------------  -----------
    Total current assets                                        816,193      795,002

Property and equipment, at cost:
  Machinery and equipment                                       249,649      252,643
  Furniture and fixtures                                         15,075       15,767
  Leasehold improvements                                         23,458       23,112
                                                            ------------  -----------
                                                                288,182      291,522
  Less accumulated depreciation and amortization               (188,818)    (160,667)
                                                            ------------  -----------
    Property and equipment, net                                  99,364      130,855
Manufacturing agreements, net of accumulated
  amortization of $19,409 in 1998 and $10,729 in 1997,
  and investment in joint ventures                              166,953      151,675
Deposits and other assets                                        55,032       59,289
                                                            ------------  -----------
                                                             $1,137,542   $1,136,821
                                                            ============  ===========

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                             $110,761     $187,510
  Accounts payable - joint venures                               98,753       43,668
  Accrued salaries and benefits                                  41,832       33,792
  Current maturities of long-term debt and
    capital lease obligations                                    26,554       30,999
  Income taxes payable                                           38,053       31,259
  Other accrued liabilities                                      24,086       39,104
                                                            ------------  -----------
    Total current liabilities                                   340,039      366,332

Capital lease obligations                                         5,475        9,848
Long-term debt                                                   32,559       51,248
Other long-term                                                   3,126        5,196
Convertible subordinated notes                                  300,000      300,000

Commitments and contingencies

Shareholders' equity:
  Convertible preferred stock, no par value; 5,000
    shares authorized, none issued                                  -            -
  Common stock, no par value, 140,000 shares
    authorized, 68,175 shares issued and
    outstanding in 1998 and  66,156 in 1997                     366,914      351,261
  Retained earnings                                              89,429       52,936
                                                            ------------  -----------
    Total shareholders' equity                                  456,343      404,197
                                                            ------------  -----------
                                                             $1,137,542   $1,136,821
                                                            ============  ===========

See accompanying notes.


CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)

                                                                  Fiscal Years Ended
                                                           --------------------------------
                                                           March 28,  March 29,   March 30,
                                                              1998       1997       1996
                                                           ---------- ---------- ----------
Cash flows from operating activities:
  Net income (loss)                                        $36,493   ($46,156)  ($36,183)
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activites:
  Depreciation and amortization                             71,869     87,960     64,301
  Gain on sale of assets                                   (11,082)   (18,915)       -
  Provision for loss on property and equipment               3,505     10,278        -
  Compensation related to the issuance of
     certain employee stock options                            493        494        820
  Changes in operating assets and liabilities:
     Accounts receivable                                    66,411    (42,438)    27,615
     Inventories                                            21,574      2,367    (30,860)
     Funds received for joint venture equipment leased      14,886    (17,914)   (94,683)
     Deferred tax and other current assets                   2,566     14,659    (28,735)
     Accounts payable                                      (21,034)    16,879     73,854
     Accrued salaries and benefits                          11,449     (7,858)     9,337
     Income taxes payable                                    6,794     11,968     15,209
     Other accrued liabilities                             (11,685)    (8,752)     7,045
                                                          ---------  ---------  ---------
Net cash provided by operations                            192,239      2,572      7,720
                                                          ---------  ---------  ---------

Cash flows from investing activities:
  Purchase of available for sale investments              (370,794)  (182,552)  (175,139)
  Proceeds from available for sale investments             433,631     13,616    228,092
  Purchase of held to maturity investments                     -          -      (10,444)
  Proceeds from held to maturity investments                   -          -       57,144
  Proceeds from sale of assets, net                         16,142     56,526        -
  Proceeds from termination of UMC agreement                20,543        -          -
  Manufacturing agreements and investment in joint venture (44,500)   (54,000)   (44,604)
  Additions to property and equipment                      (27,639)   (30,722)  (127,802)
  Increase in deposits and other assets                    (11,394)   (23,903)   (32,140)
                                                          ---------  ---------  ---------
Net cash provided by (used for) investing activities        15,989   (221,035)  (104,893)
                                                          ---------  ---------  ---------

Cash flows from financing activities:
  Proceeds from issuance of convertible notes                  -      290,640        -
  Borrowings on long-term debt                               5,980     10,009     74,973
  Payments on long-term debt                               (21,124)   (21,154)   (10,798)
  Payments on capital lease obligations                    (12,363)    (5,720)    (4,051)
  Borrowings on short-term debt                                -      172,000    121,000
  Payments on short-term debt                                  -     (252,000)   (41,000)
  Proceeds from sale and leaseback of property and equipme     -          -       13,067
  Increase in other long-term liabilities                      -          565      4,898
  Issuance of common stock, net of issuance costs and
     repurchases                                            15,160     19,684     28,345
                                                          ---------  ---------  ---------
Net cash (used for) provided by financing activies         (12,347)   214,024    186,434
                                                          ---------  ---------  ---------

Net increase (decrease) in cash and cash equivalents       195,881     (4,439)    89,261
Cash and cash equivalents at beginning of year             151,540    155,979     66,718
                                                          ---------  ---------  ---------
Cash and cash equivalents at end of year                  $347,421   $151,540   $155,979
                                                          =========  =========  =========

Non-cash investing and financing activities:
  Equipment purchased under capital leases                   $ -      $10,556       $594
  Tax benefit of stock options exercises                       -        1,509     16,668
Cash payments (refunds) for:
  Interest                                                 $26,878     $8,381     $4,358
  Income taxes                                               7,022    (25,625)    17,612

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Three Years Ended March 28, 1998
(Thousands)

                                                                      Common Stock
                                                                  ---------------------  Retained
                                                                    Shares     Amount    Earnings    Total
                                                                  ---------- ---------- ---------- ----------
Balance, April 1, 1995                                              60,594   $283,741   $135,275   $419,016

Issuance of stock under stock plans and other, net of repurchases    3,357     28,345        -       28,345
Compensation related to the issuance of certain employee options       -          820        -          820
Net loss                                                               -          -      (36,183)   (36,183)
Tax benefit of stock option exercises                                  -       16,668        -       16,668
                                                                  ---------  ---------  ---------  ---------
Balance, March 30, 1996                                             63,951    329,574     99,092    428,666

Issuance of stock under stock plans and other, net of repurchases    2,205     19,684        -       19,684
Compensation related to the issuance of certain employee options       -          494        -          494
Net loss                                                               -          -      (46,156)   (46,156)
Tax benefit of stock option exercises                                  -        1,509        -        1,509
                                                                  ---------  ---------  ---------  ---------
Balance, March 29, 1997                                             66,156    351,261     52,936    404,197

Issuance of stock under stock plans and other, net of repurchases    2,019     15,160        -       15,160
Compensation related to the issuance of certain employee options       -          493        -          493
Net income                                                             -          -       36,493     36,493
                                                                  ---------  ---------  ---------  ---------
Balance, March 28, 1998                                             68,175   $366,914    $89,429   $456,343
                                                                  =========  =========  =========  =========

See accompanying notes.

                           CIRRUS LOGIC, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Major Customer Information

Cirrus Logic, Inc. (the "Company") is a premier supplier of advanced integrated circuits that integrate algorithms and mixed-signal processing for mass storage, communications, consumer electronics and industrial markets. The Company's application-specific algorithms, systems expertise and precision analog techniques add high value to major brands worldwide in magnetic and optical storage; networking communications; consumer/professional audio; video and imaging; and ultra-precision data acquisition.

In fiscal 1998, two customers comprised approximately 19% and 11% of net sales. In fiscal 1997, one other customer accounted for 10% of net sales, while in fiscal 1996, no customer accounted for 10% or more of net sales.

Export sales include sales to overseas operations of domestic corporations and represented 53%, 62% and 56% of net sales in fiscal 1998, 1997 and 1996, respectively. Export sales to the Pacific Rim (excluding Japan) were 31%, 32% and 34% of net sales; to Japan were 15%, 22% and 17% of net sales and to Europe and the rest of the world were 7%, 7% and 6% of net sales, in fiscal 1998, 1997 and 1996, respectively. There are no restrictions on the transfer of funds in international markets in which the Company does business.

Consolidation

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

Cash Equivalents and Short-term Investments

Cash equivalents consist primarily of over-night deposits, commercial paper, U.S. Government Treasury and Agency instruments, and money market funds with original maturities of three months or less at date of purchase. Short-term debt investments have original maturities greater than three months and consist of U.S. Government Treasury and Agency instruments, municipal bonds, certificates of deposit and commercial paper.

Short-term Investments:  Held-to-Maturity and Available-for-Sale

Management determines the appropriate classification of certain debt and equity securities at the time of purchase as either held-to-maturity, trading or available-for-sale and reevaluates such designation as of each balance sheet date.

Held-to-maturity debt securities are stated at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income. Held-to-maturity securities include only those securities the Company has the positive intent and ability to hold to maturity.

Securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity, if material. Realized gains and losses, declines in value judged to be other than temporary, and interest on available-for-sale securities are included in interest income.

Foreign Exchange Contracts


The Company may enter into foreign currency forward exchange and option contracts to hedge certain of its foreign currency transaction, translation and remeasurement exposures. The Company's accounting policies for some of these instruments are based on the Company's designation of such instruments as hedging transactions. Instruments not designated as a hedge transaction will be "marked to market" at the end of each accounting period. The criteria the Company uses for designating an instrument as a hedge include effectiveness in exposure reduction and one-to-one matching of the derivative financial instrument to the underlying transaction being hedged. Gains and losses on foreign currency exchange and option contracts that are designated and effective as hedges of existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset. Gains and losses on currency option contracts that are designated and effective as hedges of transactions, for which a firm commitment has been attained, are deferred and recognized in income in the same period that the underlying transactions are settled and were not material as of March 28, 1998.

During fiscal 1998, 1997 and 1996, the Company purchased foreign currency option contracts to hedge certain yen denominated net balance sheet accounts and sales.

As of March 28, 1998 and March 29, 1997, the Company had foreign currency forward and/or option contracts outstanding denominated in Japanese yen for approximately $15,602,000 and $74,460,000, respectively. The fiscal 1998 contracts expire on various dates in the first quarter of fiscal 1999. The fiscal 1997 contracts expired through June 27, 1997.

While the contract amounts provide one measure of the volume of the transactions outstanding at March 28, 1998 and March 29, 1997, they do not represent the amount of the Company's exposure to credit risk. The Company's exposure to credit risk (arising from the possible inability of the counterparties to meet the terms of their contracts) is generally limited to the amount, if any, by which the counterparty's obligations exceed the obligations of the Company.

Transaction gains and losses were not material in fiscal 1998, 1997 and 1996.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade accounts receivable. The Company is exposed to credit risk to the extent of the amounts recorded on the balance sheet. By policy, the Company places its cash equivalents and short term investments only with high credit quality financial institutions and, other than U.S. Government Treasury instruments, limits the amounts invested in any one institution or in any type of instrument. The Company performs ongoing credit evaluations of its customers' financial condition, limits its exposure to accounting losses by limiting the amount of credit extended whenever deemed necessary, utilizes letters of credit where appropriate and generally does not require collateral. The Company expects to sell a significant amount of products in the Pacific Rim and Japan. The Company's exposure to risk with Asian customers has been largely mitigated through the use of these letters of credit.

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

Inventories are comprised of the following (in thousands):

                                          March 28,     March 29,
                                             1998         1997
                                          ---------    ---------
     Work-in-process                      $  66,558    $  79,276
     Finished goods                          37,145       47,976
                                          ---------    ---------
                                          $ 103,703    $ 127,252
                                          =========    =========

Property and Equipment

Property and equipment is recorded at cost. Depreciation and amortization is provided on a straight-line basis over estimated useful lives ranging from three to five years, or over the life of the lease for equipment under capitalized leases, if shorter. Leasehold improvements are amortized over the term of the lease or their estimated useful life, whichever is shorter. Depreciation expense for fiscal years 1998, 1997 and 1996 was $48,328,000, $57,726,000 and
$46,243,000, respectively.

Wafer Purchase Commitments

The Company has firm commitments to purchase wafers from joint venture partnerships in which it is a minority owner (MiCRUS and Cirent Semiconductor) and from other third party suppliers. The Company estimates its wafer needs on an ongoing basis and in certain cases may reduce its wafer purchase commitments by selling its committed portion of the joint ventures' wafer capacity to others or allowing third parties to utilize the Company's available wafer starts under its wafer purchase commitments. The Company's ability to adjust short-term production mix and volume throughput in its joint ventures and at its third party suppliers is limited by contract, and changes within six months of manufacturing start dates are difficult to make given order lead times, set-up times, design cycle times, manufacturing cycle times, and customer and foundry qualification times. If the Company's firm wafer purchase commitments exceed its wafer needs and it is unable to sell the excess to others, losses on firm wafer purchase commitments in excess of estimated wafer needs over the short-term (six months) are accrued to the extent they would result in inventory losses were the company to fulfill the commitment and take delivery of the inventory. During fiscal 1998, 1997 and 1996, the Company accrued and expensed estimated losses under wafer purchase commitments of $53.0 million, $30.5 million and $14.0 million, respectively. As of March 28, 1998 and March 29, 1997, the company had accruals for charges incurred and estimated losses under wafer purchase commitments of $63.8 million and $30.2 million, respectively. The amount of this accrual is an estimate and the liability for losses under wafer purchase commitments is ultimately subject to actual shortfalls in purchase commitments in future quarters.

Revenue Recognition

Revenue from product sales direct to customers is recognized upon shipment. Certain of the Company's sales are made to distributors under agreements allowing certain rights of return and price protection on products unsold by distributors. Accordingly, the Company defers revenue and gross profit on such sales until the product is sold by the distributors.

Revenues in fiscal 1998 includes $60.0 million from two patent cross-license agreements under which the Company has no ongoing obligations. These revenues were recognized upon the execution of the agreements.

Non-recurring and Merger Costs

In fiscal 1996, non-recurring costs were approximately $1.2 million associated with the formation of the Cirent Semiconductor joint venture with Lucent Technologies.

Advertising Expense

The cost of advertising is expensed as incurred. Advertising costs were $4.9 million in fiscal 1998 and were not significant in fiscal 1997 and 1996.

Other Income (Expense), net

In fiscal 1998, other income (expense), net, includes gains on the disposal of certain investments in common stock and foreign currency transaction gains, which were somewhat offset by certain legal settlements. In fiscal 1997, other income (expense), net, primarily relates to foreign currency transaction gains.

Stock-based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for its fixed cost stock option plans or its associated stock purchase plan when the exercise price is equal to the fair value on the date of grant. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation." See Note 13.

Net Income Per Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted net income (loss) per share with basic and diluted net income (loss) per share. Unlike primary net income (loss) per share, basic net income
(loss) per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted net income (loss) per share is very similar to the previously reported fully diluted net income (loss) per share. All net income (loss) per share amounts for all periods have been restated to conform to the Statement 128 requirement.

The following table sets forth the computation of basic and diluted net income (loss) per share (In thousands, except per share amounts):


                                                                   March 28, March 29, March 30,
                                                                     1998      1997      1996
                                                                   --------- --------- ---------
Numerator:
Net income (loss)                                                   $36,493  ($46,156) ($36,183)
                                                                   ========= ========= =========
Denominator:

Denominator for basic net income (loss) per share - weighted-
  average shares                                                     67,333    65,007    62,761

Dilutive common stock equivalents, using treasury stock method        2,215       -         -
                                                                   --------- --------- ---------
Denominator for diluted net income (loss) per share                  69,548   $65,007   $62,761
                                                                   ========= ========= =========

Basic net income (loss) per share                                     $0.54    ($0.71)   ($0.58)
                                                                   ========= ========= =========
Diluted net income (loss) per share                                   $0.52    ($0.71)   ($0.58)
                                                                   ========= ========= =========

Options to purchase 1,546,000 shares of common stock were outstanding as of March 28, 1998 but were not included in the computation of diluted earnings per share, as the effect would be antidilutive.

As of March 28, 1998, the Company had outstanding convertible notes to purchase 12,387,000 shares of common stock that were not included in the computation of diluted net income (loss) per share because the effect would be antidilutive.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation. Such reclassifications had no effect on the results of operations or shareholders' equity.

2.  GAIN ON SALE OF ASSETS

During the second quarter of fiscal 1997, the Company completed the sale of the PicoPower product line to National Semiconductor
Corporation. The Company received approximately $17.6 million in cash for the PicoPower product line. In connection with the transaction, the Company recorded a gain of approximately $6.9 million.

During the third quarter of fiscal 1997, the Company completed the sale to ADC Telecommunications, Inc. of the PCSI's Infrastructure Product Group. The Company received approximately $20.8 million in cash for the group. In connection with the transaction, the Company recorded a gain of approximately $12.0 million.

During the fourth quarter of fiscal 1997, the Company completed its divestiture of PCSI by selling the assets of PCSI's Wireless Semiconductor Products to Rockwell International for $18.1 million in cash and made the decision to shut down PCSI's Subscriber Product Group. In connection with the sale of the Wireless Semiconductor Product Group and the shut-down of the Subscriber Group, the Company recorded a net gain of $0.3 million in the fourth quarter. The shut-down of the Subscriber Group resulted in severance costs of $2.2 million, the write-off of excess assets (primarily computer and related equipment) of $1.1 million, accruals for excess facilities of $0.9 million and an estimated net cost to settle contracted and other obligations of $3.2 million.

In December 1997, the Company sold its Nuera Communications, Inc. subsidiary for cash proceeds of approximately $21.5 million ($16.1 million net of $5.4 million of Nuera's own cash) and recorded a gain of approximately $11.1 million in the third quarter of fiscal 1998. Gain on sale of assets also includes the reversal of $9.7 million that had previously been accrued for losses on facilities commitments in connection with the sale and shut down of the operating divisions of PCSI in the fourth quarter of fiscal 1997.

Pending the resolution of certain matters, the Company may record up to an additional gain on sale of $6.8 million in connection with these transactions.

3.  FINANCIAL INSTRUMENTS

Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash: The carrying amount reported in the balance sheet for cash approximates its fair value.

Investment securities: The fair values for marketable debt securities are based on quoted market prices.

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

The carrying amounts and fair values of the Company's financial instruments at March 28, 1998 are as follows (in thousands):

                                    Carrying Amount  Fair Value
                                    ---------------  ----------
Cash                                    $ 206,520    $ 206,520
Investment securities:
     U.S. Government Treasury
          instruments                     220,357       219,782
     U.S. Government Agency
          instruments                      14,904        14,904
     Commercial paper                      25,953        25,953
     Other investments                      5,065         5,065
Foreign currency forward
  exhange and option contracts                  -        15,528
Long-term debt                           (354,871)     (286,231)


The carrying amounts and fair values of the Company's financial instruments at March 29, 1997 are as follows (in thousands):

                                    Carrying Amount  Fair Value
                                    ---------------  ----------
Cash                                    $ 148,509     $ 148,509
Investment securities:
     U.S. Government Treasury
          instruments                     179,395       180,183
     U.S. Government Agency
          instruments                      11,111        11,184
     Other investments                        740           740
Foreign currency forward
  exhange and option contracts                  -        74,316
Long-term debt                           (376,892)     (307,655)

Investments

At March 28, 1998, all available-for-sale securities have contracted maturities of less than one year. Gross realized and unrealized gains and losses on all classes of securities were immaterial at and for the periods ended March 28, 1998, March 29, 1997, and March 30, 1996.

The following is a reconciliation of the investment categories to the balance sheet classification at March 28, 1998 (in thousands):

                           Cash and Cash   Short-term
                            Equivalents   Investments     Total
                            -----------   -----------  ---------
Cash                         $206,520    $       -    $ 206,520
Available-for-sale
  securities                  140,901       125,378      266,279
                            -----------   -----------  ---------
   Total                    $ 347,421     $ 125,378    $ 472,799
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

Wafer Purchase Commitments. The Company has firm commitments to purchase wafers from its joint venture partnerships and other suppliers and will accrue losses to the extent firm wafer purchase commitments exceed its estimated wafer needs for the next six months. The Company continuously forecasts its estimated wafer needs. However, there is a risk that the Company's ultimate wafer purchases will differ from its forecasted wafer needs. Accordingly, the amount of the accrual may differ from the actual liability for losses under the wafer purchase commitments and such differences may have a material effect on actual results of operations.

5.  JOINT VENTURES AND MANUFACTURING SUPPLY AGREEMENTS

In 1994, the Company and IBM formed MiCRUS, a manufacturing joint venture that produces wafers for both companies. MiCRUS began operations in 1995. In addition, in July 1996, the Company and Lucent Technologies (Lucent) formed Cirent Semiconductor (Cirent), a manufacturing joint venture that produces wafers for both companies. Cirent began operations in the fourth quarter of fiscal 1997.

MiCRUS

IBM and Cirrus Logic own 52% and 48%, respectively, of MiCRUS, which produces wafers using IBM's wafer processing technology and makes process technology payments to IBM, which totaled $63.5 million as of March 28, 1998. MiCRUS leases an existing IBM facility in East Fishkill, New York. Activities of the joint venture are focused on the manufacture of semiconductor wafers, and do not encompass direct product licensing or product exchanges between the Company and IBM. The joint venture has a remaining term of six years. MiCRUS is managed by a six-member governing board of whom three are appointed by IBM, two are appointed by Cirrus Logic and one is the chief executive officer of MiCRUS.

The Company is currently entitled to 55% of the MiCRUS output. If either company does not purchase its full entitlement of the wafers, that company will be liable to the joint venture for costs associated with the underutilized capacity that results from the company's shortfall in wafer purchases, unless the shortfall is purchased by the other company or, under limited circumstances, offered to third parties.

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

Payments under the manufacturing agreement as of March 28, 1998 have totaled $63.5 million and the final $7.5 million is due in fiscal 1999. The manufacturing agreement payments are being charged to the Company's cost of sales over the life of the venture based upon the ratio of current units of production to current and anticipated future units of production over the remaining life of the venture.

Cirent Semiconductor

Cirent operates two wafer fabs in Orlando, Florida in a facility that is leased from Lucent. Cirent uses Lucent's wafer processing technology and makes process technology payments to Lucent, which totaled $85.0 million as of March 28, 1998. Cirent is owned 60% by Lucent and 40% by Cirrus Logic and is managed by a Board of Governors, of whom three are appointed by Lucent and two are appointed by Cirrus Logic. The joint venture has a term of ten years.

Initially, Lucent and the Company were each entitled to purchase one-half of the output of the second fab. During the second quarter of fiscal 1998, the Company amended its existing joint venture formation agreement and reduced its entitlement to 25% of the output of the second fab. If either company does not purchase its full entitlement of the wafers, that company will be liable to the joint venture for costs associated with the underutilized capacity that results from the company's shortfall in wafer purchases, unless the shortfall is purchased by the other company or, under limited circumstances, offered to third parties.

In connection with the Cirent joint venture, the Company has committed to make equity contributions to Cirent, make payments to Cirent under a manufacturing agreement and to guarantee and/or become a co-lessee under equipment lease obligations incurred by Cirent. To date, the Company has made equity investments totaling $14.0 million. No additional equity investments are scheduled.

Payments under the manufacturing agreement as of March 28, 1998 have totaled $85.0 million. These payments are being charged to the Company's cost of sales over the life of the venture based upon the ratio of current units of production to current and anticipated future units of production over the remaining life of the agreement.

The Company purchased from its joint ventures manufactured wafers in the following amounts for fiscal 1998, 1997 and 1996 (in thousands):

                                    1998         1997         1996
                                 -----------  -----------  ----------
Joint venture wafer purchases
   MiCRUS                          $157,300     $154,100     $77,100
   Cirent                            32,700          -           -
                                 -----------  -----------  ----------
   Total                           $190,000     $154,100     $77,100
                                 ===========  ===========  ==========

The Company's accounts payable balances related to wafers purchased from its joint ventures and for losses under wafer purchase agreements are as follows (in thousands):

                                  March 28,    March 29,
                                    1998         1997
                                 -----------  -----------
Joint venture accounts payable
   MiCRUS                           $33,200      $13,500
   Cirent                             1,800          -
Wafer purchase commitments           63,800       30,200
                                 -----------  -----------
Total                               $98,800      $43,700
                                 ===========  ===========

The Company guarantees jointly and severally with IBM and Lucent equipment financings of the joint ventures in the following amounts as of March 28, 1998 (in thousands):

                                  March 28,
                                    1998       Maturity
                                 -----------  -------------------
Joint venture accounts payable
   MiCRUS                           291,500     1998 through 2002
   Cirent                           250,800     1998 through 2004
                                 -----------  -------------------
Total                              $542,300
                                 ===========

The Company purchased the following amount of manufacturing equipment and facility improvements for its joint ventures that the Company expects to sell to independent leasing companies that will in turn lease the equipment and improvements to the respective joint ventures (in thousands):

                                          March 28,    March 29,
                                            1998         1997
                                         -----------  ----------
Equipment purchases for joint ventures
   MiCRUS                                  $68,600     $65,900
   Cirent                                   29,100      46,700
                                         -----------  ----------
   Total                                   $97,700    $112,600
                                         ===========  ==========

Condensed combined financial information for MiCRUS and Cirent is as follows (in thousands):

                               December 31,
                            1997        1996
                          ---------   ---------
Current assets            $190,000    $160,000
Non-current assets         233,000     150,000
                          ---------   ---------
    Total                 $423,000    $310,000
                          =========   =========

Current liabilities       $134,000    $175,000
Non-current liabilities    211,000      81,000
Partner's capital           78,000      54,000
                          ---------   ---------
    Total                 $423,000    $310,000
                          =========   =========

                          Year Ended December 31,
                       1997        1996       1995
                     ---------   ---------  ---------
Revenue              $365,000    $250,000   $139,000
Expenses             (449,000)   (310,000)  (171,000)
                     ---------   ---------  ---------
    Net loss         ($84,000)   ($60,000)  ($32,000)
                     =========   =========  =========

The Company accounts for the joint ventures under the equity method. Under the terms of the joint venture agreements, the other joint venture partners were responsible for the start-up costs of the joint ventures. IBM funded MiCRUS through the year ended December 31, 1995, while Cirent was funded by Lucent through the year ended December 31, 1997. Accordingly, the Company's equity in the earnings of the joint ventures were not material in 1998, 1997 and 1996. In addition, the Company's total amortization of the joint venture manufacturing payments was $8,680,000, $6,789,000 and $3,407,000 for fiscal years
1998, 1997 and 1996, respectively.

Other Wafer Supply Arrangements

Taiwan Semiconductor Manufacturing Co., Ltd. ("TSMC").

In fiscal 1996, the Company entered into a volume purchase agreement amended with TSMC, which was amended in September 1997 and expires in December 2000. Under the agreement, the Company will purchase from TSMC 50% of its wafer needs that are not filled by MiCRUS and Cirent, provided that TSMC can meet the technological and other requirements of the Company's customers. TSMC is committed to supply these wafer needs.
 The amendment removed the requirements contained in the original agreement that the Company purchase a fixed minimum number of wafers each year and that the Company make sizable advance payments.

United Microelectronics Corporation ("UMC").

In July of 1997, the Company terminated the joint venture and foundry capacity agreement it had entered into with UMC, a Taiwanese Company, in the fall of 1995 and recovered the cumulative costs of its investment in the venture.

6.  OBLIGATIONS UNDER CAPITAL LEASES

The Company has capital lease agreements for machinery and equipment as follows (in thousands):

                                          March 28,     March 29,
                                             1998         1997
                                          ----------   ----------

     Capitalized cost                      $ 31,173     $ 30,594
     Accumulated amortization               (21,419)     (15,957)
                                          ----------   ----------
           Total                           $  9,754     $ 14,637
                                          ==========   ==========

Amortization expense on assets capitalized under capital lease obligations is included in depreciation and amortization. The lease agreements are secured by the leased property.

Future minimum lease payments under capital leases for the following fiscal years, together with the present value of the net minimum lease payments as of March 28, 1998, are (in thousands):


     1999                                        $  4,933
     2000                                           3,228
     2001                                           2,549
     2002                                             736
     2003                                              -
                                                 ---------
     Total minimum lease payments                  11,446
     Less amount representing interest            ( 1,729)
                                                 ---------
     Present value of net lease payments            9,717
     Less current maturities                      ( 4,242)
                                                 ---------
     Capital lease obligations                   $  5,475
                                                 =========

7.   LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                          March 28,     March 29,
                                             1998         1997
                                          ----------   ----------

     Installment notes with interest
      rates ranging from 6.38% to 9.08%    $ 54,871    $ 76,892
     Less current maturities                (22,312)    (25,644)
                                           ---------   ----------
     Long-term debt                        $ 32,559    $ 51,248
                                           =========   ==========

     Principal payments for the following fiscal years are (in thousands):

          1999                                  $ 22,312
          2000                                    19,345
          2001                                     9,518
          2002                                     3,357
          2003                                       339
                                                --------
               Total                            $ 54,871
                                                ========

At March 28, 1998, installment notes are secured by machinery and equipment with a net book value of $47,058,000 ($67,947,000 at March 29,1997).

8.   CONVERTIBLE SUBORDINATED NOTES

During December 1996, the Company completed an offering of $300.0 million of convertible subordinated notes. The notes bear interest at six percent, mature in December 2003, and are convertible into shares of the Company's common stock at $24.219 per share. Expenses associated with the offering of approximately $9.4 million are deferred and included in deposits and other assets. Such expenses are being amortized to interest expense over the term of the notes.

9.  BANK ARRANGEMENTS

The Company has a bank line of credit to provide for letters of credit for up to a maximum aggregate of $35.0 million, which expires on June 30, 1998 and are collateralized by cash or securities with interest at the higher of: (a).50% per annum above the latest federal funds rate (as defined in the Second Amended Credit Agreement ); or (b)the rate of interest in effect for such day as publicly announced from time to time by the Bank of America National Trust and Savings Association in San Francisco, California. The Company is currently in compliance with all covenants under the bank line of credit. As of March 28, 1998, the Company had approximately $30.8 million outstanding of letters of credit and an additional $4.2 million available under this line of credit.

10.  COMMITMENTS

Facilities and Equipment Under Operating Lease Agreements

The Company leases its facilities and certain equipment under operating lease agreements, some of which have renewal options. Certain of these arrangements provide for lease payment increases based upon future fair market rates. The aggregate minimum future rental commitments under all operating leases for the following fiscal years are (in thousands):

                                                              Net
                                Facilities   Subleases    Commitments
                                ----------  -----------   -----------
                        1999      $10,324       $2,204        $8,120
                        2000        9,969        2,000         7,969
                        2001        9,067        2,080         6,987
                        2002        8,183        2,163         6,020
                        2003        7,648        2,249         5,399
                  Thereafter       23,197       10,085        13,112
                                ----------  -----------   -----------
Total minimum lease payments      $68,388      $20,781       $47,607
                                ==========  ===========   ===========

Total rent expense was approximately $11,061,000, $12,580,000 and $11,177,000 for fiscal 1998, 1997 and 1996, respectively. Rental income was $1,116,000 for fiscal 1998 and immaterial for fiscal 1997 and 1996.

11.  RESTRUCTURING CHARGES

The Company recorded restructuring costs of $11.8 million in the third quarter of fiscal 1998 in connection with a discontinuation of certain strategies and product development efforts in the graphics product group of its PC Products division. This resulted in a workforce reduction of approximately 65 positions. The primary components of the restructuring charge were $3.5 million related to excess assets and $4.9 million related to excess facilities and $1.8 million of severance payments that were made during the quarter. The total expected cash outlay related to this charge is approximately $8.3 million, of which $2.6 million is expected to be paid in fiscal 1999.

The following sets forth the remaining balance of the Company's fiscal 1998 restructuring accrual as of March 28, 1998 (in thousands):

                                  Severance       Facilities
                                 and related    scale back and
                                  benefits        other costs        Total
                                -------------   ---------------   ------------
Fiscal 1998 provision                 $1,833            $9,976        $11,809
Amount utilized                       (1,833)           (1,553)       ($3,386)
                                -------------   ---------------   ------------
Balance, March 28, 1998               $    -            $8,423         $8,423
                                =============   ===============   ============

In the fourth quarter of fiscal 1997, the Company recorded a pre-tax restructuring charge of $21.0 million in connection with a decision to reorganize into four market focused divisions (Personal Computer Products, Communications Products, Mass Storage Products and Crystal Semiconductor Products), to outsource certain of its production testing and to consolidate certain corporate functions. In connection with these actions, the Company had effected a workforce reduction of approximately 400 people, representing approximately 15 percent of the worldwide staff, and consolidated certain corporate functions. Approximately $5.1 million of the restructuring charge was attributable to the workforce reduction. The remaining $15.9 million relates primarily to the write-off of excess assets (primarily excess test equipment and leasehold improvements totaling approximately $9.5 million) and facilities commitments (approximately $3.0 million), which were determined using an expected future cash flows basis for determining the impairment of the asset values and the amount of the facilities accrual. In fiscal 1998, the Company reversed $2.0 million that had been previously accrued for excess facilities commitments and incurred and paid an additional $4.7 million of compensation costs in connection with the same restructuring. Cash payments of approximately $9.1 million, including the additional $4.7 million, were made in fiscal 1998. As of March 28, 1998, activities related to this restructuring were substantially complete.

The following sets forth the remaining balance of the Company's fiscal 1997 restructuring accrual as of March 28, 1998 (in thousands):

                                  Severance       Facilities
                                 and related    scale back and
                                  benefits        other costs        Total
                                -------------   ---------------   ------------
Balance, March 29, 1997               $5,100           $15,854        $20,954
Amount utilized                       (5,063)          (12,843)       (17,906)
Adjustments                                -            (2,000)        (2,000)
                                -------------   ---------------   ------------
Balance, March 28, 1998               $   37            $1,011         $1,048
                                =============   ===============   ============


In the fourth quarter of fiscal 1996, as a result of decreased demand for the Company's products for use in personal computers, which accounted for more than 80% of the Company's revenue, management reviewed the various operating areas of the business and took certain steps to bring operating expenses and capacity in line with demand. These actions resulted in a pre-tax restructuring charge of approximately $11.6 million. The principal actions in the restructuring involved the consolidation of support infrastructure and the withdrawal from an unprofitable product line and reduction of planned production capacity. This resulted in the termination of approximately 320 positions from the manufacturing, research and development, sales and marketing, and administrative departments. As of March 28, 1998, activities related to this restructuring were substantially complete.

The following sets forth the remaining balance of the Company's fiscal 1996 restructuring accrual as of March 28, 1998 (in thousands):

                                  Severance        Capacity
                                 and related    scale back and
                                  benefits        other costs        Total
                                -------------   ---------------   ------------
March 30, 1996                        $7,536            $4,030        $11,566
Amount utilized                       (6,904)           (1,691)        (8,595)
                                -------------   ---------------   ------------
March 29, 1997                           632             2,339          2,971
Amount utilized                         (632)           (1,453)        (2,085)
                                -------------   ---------------   ------------
March 28, 1998                            $-              $886           $886
                                =============   ===============   ============


12.  EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have adopted 401(k) Profit Sharing Plans (the "Plans") covering substantially all of their qualifying domestic employees. Under the Plans, employees may elect to reduce their current compensation by up to 15%, subject to annual limitations, and have the amount of such reduction contributed to the Plans. The Plans permit, but do not require, additional discretionary contributions by the Company on behalf of all participants. During fiscal 1998, 1997 and 1996, the Company and its subsidiaries matched employee contributions up to various maximums per plan for a total of approximately $1,007,000, $2,046,000 and $2,111,000, respectively. The
Company intends to continue the contributions in fiscal 1999.

13.  SHAREHOLDERS' EQUITY

Employee Stock Purchase Plan

In March 1989, the Company adopted the 1989 Employee Stock Purchase Plan (ESPP). As of March 28, 1998, approximately 969,660 shares of Common Stock are reserved for future issuance under this plan. During fiscal 1998, 1997 and 1996, 640,501, 618,169 and 593,820 shares, respectively, were issued under the ESPP.

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

Stock Option Plans

The Company has various stock option plans (the "Option Plans") under which officers, key employees, non-employee directors and consultants may be granted qualified and non-qualified options to purchase shares of the Company's authorized but unissued Common Stock. Options are generally priced at the fair market value of the stock on the date of grant. Options are either exercisable upon vesting or exercisable immediately but unvested shares are held in escrow and are subject to repurchase at the original issuance price. Options currently expire no later than ten years from date of grant.

In previous years, the Company also has issued non-qualified stock options to purchase a total of 664,156 shares at prices ranging from $0.06 to $6.50 per share, subject to a vesting schedule of three and one-half or four years and 23,000 shares as stock grants to employees at no cost which vest over five years. During fiscal 1998, 9,200 shares of the stock grants were cancelled and retired. The Company recognizes as compensation expense the excess of the fair market value at the date of grant over the exercise price of such options and grants. The compensation expense is amortized ratably over the vesting period of the options and was $493,000, $494,000 and $820,000 in fiscal 1998, 1997 and 1996, respectively.


Information relative to stock option activity is as follows (in thousands):

                                 Options                           Weighted
                                Available                           Average
                                   for     Number of   Aggregate   Exercise
                                  Grant     Shares       Price       Price
                                ---------   -------   ----------   --------
Balance, April 1, 1995             1,486    13,388    $ 141,794     $ 10.59
Shares authorized for issuance     1,880         -            -           -
Options granted                   (3,086)    3,086      108,828       35.27
Options exercised                      -    (2,704)     (20,399)       7.54
Options cancelled                    529      (575)      (9,900)      17.22
                                ---------   -------   ----------   --------
Balance, March 30, 1996              809    13,195      220,323       16.70
Shares authorized for issuance     3,500         -            -           -
Options granted                   (3,421)    3,421       67,089       19.61
Options exercised                      -    (1,569)     (12,418)       7.91
Options cancelled                  2,465    (2,509)     (55,648)      22.18
                                ---------   -------   ----------   --------
Balance, March 29, 1997            3,353    12,538      219,346       17.49
Shares authorized for issuance     1,000         -            -           -
Options granted                  (10,304)   10,304      104,030       10.10
Options exercised                      -    (1,387)     (10,219)       7.37
Options cancelled                 11,191   (11,191)    (210,969)      18.85
Options expired                   (2,542)        -            -           -
                                ---------   -------   ----------   --------
Balance, March 28, 1998            2,698    10,264    $ 102,188      $ 9.96
                                =========   =======   ==========   ========

As of March 28, 1998, approximately 12,962,299 shares of Common Stock were reserved for issuance under the Option Plans.

The following table summarizes information concerning currently outstanding and exercisable options:

                          Options Outstanding            Options Exercisable
                 ------------------------------------  -----------------------
                               Weighted
                                Average     Weighted                  Weighted
                               Remaining     Average                   Average
   Range of         Number    Contractual   Exercise      Number      Exercise
Exercise Prices  Outstanding     Life         Price     Exercisable     Price
---------------  -----------  -----------   --------    -----------   --------
$0.06-$9.13      1,700,023        4.06       $7.37       1,692,955      $7.40
$9.13-$9.25      5,524,004        9.09       $9.19          19,769      $9.19
$9.25-$15.50     2,739,835        8.97      $12.09         300,639     $12.63
$15.50-$54.63      300,150        8.39      $19.29          38,981     $28.10
               ----------------------------------------  ---------------------
                10,264,012        8.20       $9.96       2,052,344      $8.57
               ========================================  =====================

As of March 29, 1997 and March 30, 1996, the amount of options exercisable were 5,569,000 and 5,109,000, respectively.

On April 30, 1997, the Company engaged in an option exchange program under which 7,092,233 of options to purchase replacement options with an exercise price of $9.1875 per share were granted to current employees with outstanding options with exercise prices above $9.1875 per share and the old options were cancelled, unless the employee elected not to participate in the exchange. In connection with this program, replacement options have been issued with the same vesting schedule as the old options, however, all replacement options were subject to a one year blackout on exercise which expires on April 30, 1998. If an employee voluntarily terminates his or her employment prior to the end of the blackout period, the replacement options would be forfeited.

Shares Reserved for Future Issuance

The Company has a total of approximately 26,319,000 shares of common stock reserved as of March 28, 1998 for issuance related to its convertible subordinated notes, the Option Plans, and the ESPP.

Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock and performance-based awards. Had compensation cost for the Company's other stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                 1998        1997        1996
                                              ----------  ----------  ----------
Net income (loss) as reported                   $36,493    ($46,156)   ($36,183)
Proforma net income (loss)                       $5,812    ($65,256)   ($49,783)
Basic net income (loss) per share as reported     $0.54      ($0.71)     ($0.58)
Proforma basic net income (loss) per share        $0.08      ($1.00)     ($0.80)
Diluted net income (loss) per share as reported   $0.52      ($0.71)     ($0.58)
Proforma diluted net income (loss) per share      $0.08      ($1.00)     ($0.80)

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


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using a dividend yield of 0% and the following additional weighted-average assumptions used for grants:

                                          1998        1997        1996
Employee Option Plans:                 ----------  ----------  ----------
  Expected stock price volatility          69.46%      68.87%      68.87%
  Risk-free interest rate                    6.2%        6.1%        5.8%
  Expected lives (in years)                  5.0         5.0         5.0

Employee Stock Purchase Plan:
  Expected stock price volatility          69.46%      74.47%      74.47%
  Risk-free interest rate                    5.8%        5.7%        5.3%
  Expected lives (in years)                  0.5         0.5         0.5

Using the Black-Scholes option valuation model, the weighted average estimated fair value of employee stock options granted in fiscal 1998, 1997 and 1996 were $5.55, $11.05 and $20.53, respectively. The weighted average estimated fair value for purchase rights granted under the ESPP for fiscal 1998, 1997 and 1996 were $4.37, $6.79 and $8.43, respectively.

14.  INCOME TAXES


Income (loss) before provision (benefit) for income taxes consists of (in thousands):

                   1998       1997       1996
                 ---------  ---------  ---------
United States     $49,757   ($25,176)  ($21,168)
Foreign             6,246    (26,443)   (20,555)
                 ---------  ---------  ---------
Total             $56,003   ($51,619)  ($41,723)
                 =========  =========  =========

The provision (benefit) for income taxes consists of (in thousands):

                   1998       1997       1996
                 ---------  ---------  ---------
Federal
  Current          $6,890   ($15,264)   $25,303
  Deferred          8,524      7,041    (28,182)
                 ---------  ---------  ---------
                   15,414     (8,223)    (2,879)

State
  Current           1,532     (1,077)     3,402
  Deferred           (146)       812    (10,110)
                 ---------  ---------  ---------
                    1,386       (265)    (6,708)

Foreign
  Current           2,710      3,025      4,047
                 ---------  ---------  ---------
                  $19,510    ($5,463)   ($5,540)
                 =========  =========  =========

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal rate to pretax income as follows:

                                             1998     1997     1996
                                           ---------------------------
Expected income tax provison (benefit)
  at the US federal statutory rate             35.0%  (35.0%)  (35.0%)
Provision (benefit) for state income
  taxes, net of federal effect                  1.6%   (0.4%)  (10.5%)
Foreign operating results taxed at
  rates other than the US statutory rate        1.1%    27.9%    35.9%
Research and development credits
     (Flow-through method)                    (3.6%)   (5.0%)   (3.1%)
Other                                           0.7%     1.9%   (0.6%)
                                           ---------------------------
Provision (benefit) for income taxes           34.8%   (10.6%) (13.3%)
                                           ===========================

Under Standard Financial Accounting Standards (SFAS) No. 109,
"Accounting for Income Taxes", deferred income tax assets and liabilities reflect the net tax effects of tax carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities are (in thousands):

                                                    March 28, March 29,
                                                       1998     1997
                                                    -------------------
Deferred tax assets:
  Inventory valuation                                 $13,480  $21,129
  Accrued expenses and allowances                      20,433   21,457
  Net operating loss carryforwards                        -      3,687
  Research and development credit carryforwards        17,372   14,193
  State investment tax credit carryforwards             2,959    4,442
  Other                                                 8,377    4,521
                                                    -------------------
Total deferred tax assets                              62,621   69,429
                                                    -------------------
Deferred tax liabilities:
  Depreciation                                         10,806    9,239
  Other                                                 5,117    5,114
                                                    -------------------
Total deferred tax liabilities                         15,923   14,353
                                                    -------------------
Total net deferred tax assets                         $46,698  $55,076
                                                    ===================

The tax credit carryforwards expire beginning in the fiscal year 2004 through 2012.

15.  RECENTLY ISSUED ACCOUNTING STANDARDS

In 1997, the Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", was issued and is effective for fiscal years commencing after December 15, 1997.

In 1997, the Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related
Information", was issued and is effective for fiscal years commencing after December 15, 1997.

The Company is required to adopt the provisions of SFAS 130 and 131 in fiscal year 1999 and expects the adoption will not impact results of operations or financial position but will require additional disclosures.

16.  LEGAL MATTERS

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

17.  SUBSEQUENT EVENTS (Unaudited)

On May 4, 1998, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock outstanding held on record as of May, 15, 1998. Each Right will entitle shareholders to purchase 1/100 share of the Company's Series A Participating Preferred Stock at an exercise price of $60. The Rights only become exercisable in certain limited circumstances following the tenth day after a person or group announces acquisitions of or tender offers for 15% or more of the Company's common stock. For a limited period of time following the announcement of any such acquisition or offer, the Rights are redeemable by the Company at a price of $0.01 per Right. If the Rights are not redeemed, each Right will then entitle the holder to purchase common stock having the value of twice the exercise price. For a limited period of time after the exercisability of the Rights, each Right, at the discretion of the Board, may be exchanged for one share of common stock per Right. The Rights will expire in the fiscal year 2009.

18.  SUBSEQUENT EVENTS

Subsequent to March 28, 1998 and through June 4, 1998, the Company has repurchased approximately 3.2 million shares of its common stock at a total cost of approximately $33.8 million. The repurchases were made under a common stock repurchase program approved by the Board of Directors for the repurchase of up to 10,000,000 shares of its Common Stock in the open market from time to time, depending upon market conditions, share price and other conditions.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Cirrus Logic, Inc.

We have audited the accompanying consolidated balance sheets of Cirrus Logic, Inc. as of March 28, 1998 and March 29, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 28, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cirrus Logic, Inc. at March 28, 1998 and March 29, 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 28, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




        /s/Ernst & Young LLP



San Jose, California

April 22, 1998, except
for Note 18, as to which
the date is June 4, 1998

CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA
(Amounts in thousands except per share amounts)
(Unaudited)
                                                                            Fiscal years by quarter
                                              -----------------------------------------------------------------------------------
                                                                1998                                     1997
                                              -----------------------------------------  ----------------------------------------
                                               4th ++      3rd +       2nd        1st     4th   **    3rd  *       2nd        1st
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  --------
Operating summary:
Net sales                                     $287,844   $240,843   $223,960   $201,623   $212,917   $253,309   $236,030   $214,898
Cost of sales                                  201,380    146,586    135,047    122,471    163,905    156,613    145,870    132,407
Loss (gain) on sale of assets, net              (4,700)   (16,081)       -          -            7    (12,009)    (6,913)       -
Restructuring costs and other, net                 -       14,464        -          -       20,954        -          -          -
Income (loss) from operations                   18,047     18,893     15,896      5,443    (56,943)    17,360      7,690     (9,295)
Income (loss) before income taxes               21,226     18,467     12,768      3,543    (59,596)    14,419      4,194    (10,636)

Net income (loss)                               12,149    $12,926     $8,938     $2,480   ($51,859)   $10,310     $2,998    ($7,605)

Net income (loss) per share:
Basic                                            $0.18      $0.19      $0.13      $0.04     ($0.79)     $0.16      $0.05     ($0.12)
Diluted                                          $0.18      $0.18      $0.13      $0.04     ($0.79)     $0.15      $0.04     ($0.12)

Weighted average common shares outstanding:
Basic                                           68,092     67,593     67,232     66,416     65,197     65,178     64,776     64,159
Diluted                                         69,241     70,561     70,549     67,849     65,197     68,441     67,221     64,159

Stock prices:
High                                            $11.38     $17.44     $17.56     $13.00     $17.11     $24.13     $21.88     $25.13
Low                                               9.69      10.38      10.31       8.50      10.77      15.75      13.38      16.88

The per common share amounts prior to the third quarter of fiscal 1998 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of net income (loss) per share and the impact of Statement No. 128, see the notes to the consolidated financial statements.

* In the third quarter of fiscal 1997, other expenses increased as a result of a charge of approximately $2.3 million for the settlement of pending security claims against the Company.

** The fourth quarter of fiscal 1997 includes $34.5 million that was charged to cost of sales for wafer purchase commitments, inventory write-downs, and $21.0 million related to a workforce reduction, excess assets and excess facilities commitments.

+ In the third quarter of fiscal 1998, restructuring expenses includes $11.8 million charges related to workforce reductions, excess assets and excess facility commitments related to strategic changes in the graphic division.

++ The fourth quarter of fiscal 1998 includes $60.0 million of revenues from license and patent royalties and $53.0 million that was charged to cost of sales for wafer purchase commitments.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

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


 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K


(a)  The following documents are filed as part of this Report:

1.  Financial Statements

The following consolidated financial statements of the Registrant and Report of Ernst & Young LLP, Independent Auditors are included herewith:

(i)   Consolidated Balance Sheets as of March 28, 1998 and March 29,
1997.

(ii) Consolidated Statements of Operations for the years ended March 28, 1998, March 29, 1997 and March 30, 1996.

(iii) Consolidated Statements of Shareholders' Equity for the years ended March 28, 1998, March 29, 1997 and March 30, 1996.

(iv) Consolidated Statements of Cash Flows for the years ended March 28, 1998, March 29, 1997 and March 30, 1996.

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

                               CIRRUS LOGIC INC.

                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                            Balance    Charged to                    Balance
                         at Beginning   Costs and   Payments/        at Close
          Item             of Period    Expenses    Deductions       of Period
-----------------------  ------------- ----------- ------------    ------------
                                      (Amounts in thousands)

1996
  Accrued wafer purchase
       commitments          $    -      $ 14,000       $   -          $ 14,000
  Allowance for doubtful
       accounts             $  9,439     $ 4,094      ($   359) (1)   $ 13,174

1997
  Accrued wafer purchase
       commitments          $ 14,000     $ 31,700      ($15,500)       $30,200
  Allowance for doubtful
       accounts             $ 13,174     $    518       ($ 922)(1)    $ 12,770

1997
  Accrued wafer purchase
       commitments          $ 30,200     $ 53,000      ($19,400)       $63,800
  Allowance for doubtful
       accounts             $ 12,770     $    630      ($ 2,224) (1)  $ 11,176

 (1) Uncollectible accounts written off, net of recoveries and sale of assets.


3.  Exhibits

The following exhibits are filed as part of or incorporated by reference into this Report:

 3.1 (8)   Restated Articles of Incorporation of Registrant, as
amended.

 3.2 (1)   Form of Restated Articles of Incorporation of Registrant.

 3.3 (1)   By-laws of Registrant, as amended.

 4.1 (1)   Article III of Restated Articles of Incorporation of
Registrant (See Exhibits 3.1 and 3.2).

10.1 (9)   Amended 1987 Stock Option Plan.

10.2 (9)   Amended 1989 Employee Stock Purchase Plan.

10.3 (1)   Fourth Amendment to Preferred Shares Purchase Agreements,
Founders Registration Rights Agreements, and Warrant Agreements and Consent between the Registrant and certain shareholders of the Registrant dated May 15, 1987, as amended April 28, 1989.

10.4 (1)   Form of Indemnification Agreement.

10.5 (1)   Agreement for Foreign Exchange Contract Facility between
Bank of America National Trust and Savings Association and Registrant, dated April 24, 1989.

10.6 (2)  1990 Directors Stock Option Plan and forms of Stock Option
Agreement.

10.7 (2) Lease between Renco Investment Company and Registrant dated December 29, 1989.

10.8 (2) Loan agreement between USX Credit Corporation and Registrant dated December 28, 1989.

10.9 (3) Loan agreement between Household Bank and Registrant dated September 24, 1990.

10.10 (4)  Equipment lease agreement between AT&T Systems Leasing
Corporation and Registrant dated December 2, 1991.

10.11 (4) Lease between Renco Investment Company and Registrant dated May 21, 1992.

10.12 (5)  Loan agreement between Deutsche Credit Corporation and
Registrant dated March 30, 1993.

10.13 (5) Lease between Renco Investment Company and Registrant dated February 28, 1993.

10.14 (6)  Lease between Renco Investment Company and Registrant dated
May 4, 1994.

10.15 (7) Participation Agreement dated as of September 1, 1994 among Registrant, International Business Machines Corporation, Cirel Inc. and MiCRUS Holdings Inc.

10.16 (7) Partnership Agreement dated as of September 30, 1994 between Cirel Inc. and MiCRUS Holdings Inc.

10.17 (8) General Partnership Agreement dated as of October 23, 1995 between the Company and AT&T.

10.18 (8) Joint Venture Formation Agreement dated as of October 23, 1995 between the Company and AT&T.

10.19 (10) Second Amended and Restated Multicurrency Credit Agreement between Registrant and Bank of America dated June 30, 1997.

10.20 (11) Third Amendment to the Joint Venture Formation Agreement with Cirent dated August 21, 1997.

19.1       Proxy Statement to the 1998 Annual Meeting of Shareholders.

21.1       Subsidiaries of Registrant.

23.1       Consent of Ernst & Young LLP, Independent Auditors.

27.1        Article 5 Financial Data Schedule (March 28, 1998)

27.2        Article 5 Financial Data Schedule (March 29, 1997)

27.3        Article 5 Financial Data Schedule (March 30, 1996)

27.4        Article 5 Financial Data Schedule (December 27, 1997)

27.5        Article 5 Financial Data Schedule (September 27, 1997)

27.6        Article 5 Financial Data Schedule (June 28, 1997)

27.7        Article 5 Financial Data Schedule (December 28, 1996)

27.8        Article 5 Financial Data Schedule (September 28, 1996)

27.9        Article 5 Financial Data Schedule (June 29, 1996)

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

(8) Incorporated by reference to Registrant's Report on Form 10-Q/A for the quarterly period ended September 30, 1995.

(9) Incorporated by reference to Registrant's Report on Form 10-K for the fiscal year ended March 30, 1996.

(10)   Previously filed.

(11) Incorporated by reference to Registrant's Report on Form 10-Q/A for the quarterly period ended September 27, 1997.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Michael L. Hackworth                 /s/ C. Gordon Bell
Michael L. Hackworth                     C. Gordon Bell
President, Chief Executive               Director, June 19, 1998
Officer, Chairman of
the Board and Director
June 19, 1998

/s/ Suhas S. Patil                       /s/ D. James Guzy
Suhas S. Patil                           D. James Guzy
Chairman Emeritus and                    Director, June 19, 1998
Director
June 19, 1998

/s/ Ronald K. Shelton                    /s/ Walden C. Rhines
Ronald K. Shelton                        Walden C. Rhines
Vice President, Finance                  Director, June 19, 1998
Chief Financial Officer,
Principal Accounting Officer,
and Treasurer
June 19, 1998

                                         /s/ Robert H. Smith
                                         Robert H. Smith
                                         Director, June 19, 1998