Form 10-Q
period 1998-06-27
CIRRUS LOGIC INC
filed 1998-08-11
CIK 772406

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 27, 1998

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


                         YES [X]        NO [ ]


The number of shares of the registrant's common stock, no par value, was 63,606,727 as of June 27, 1998.

Part 1.  Financial Information
Item 1.   Financial Statements

                             CIRRUS LOGIC, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (In thousands, except per share data)
                               (Unaudited)
                                                                Quarter Ended
                                                             -----------------------
                                                              June 27,    June 28,
                                                                1998        1997
                                                             ----------- -----------
Net sales                                                      $177,931    $201,623

Costs and expenses:
  Cost of sales                                                 117,819     122,471
  Research and development                                       35,522      44,182
  Selling, general and administrative                            27,090      29,527
  Restructuring costs, gain on sale of assets and other, net     (3,006)          0
                                                             ----------- -----------
    Total costs and expenses                                    177,425     196,180
                                                             ----------- -----------

Income from operations                                              506       5,443
Interest and other income (expense), net                            306      (1,900)
                                                             ----------- -----------
Income before provision for income taxes                            812       3,543
Provision for income taxes                                          296       1,063
                                                             ----------- -----------
Net income                                                         $516      $2,480
                                                             =========== ===========

Net income per share:
  Basic                                                           $0.01       $0.04
                                                             =========== ===========
  Diluted                                                         $0.01       $0.04
                                                             =========== ===========
Weighted average common shares outstanding:
  Basic                                                          66,650      66,416
                                                             =========== ===========
  Diluted                                                        67,461      67,849
                                                             =========== ===========

See Notes to the Unaudited Consolidated Condensed Financial Statements.

                                CIRRUS LOGIC, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)
                                                              June 27,    Mar. 28,
                                                                1998        1998
                                                             ----------- -----------
                                                              (Unaudited)
                   ASSETS
Current assets:
  Cash and cash equivalents                                    $212,888    $347,421
  Short-term investments                                        139,727     125,378
  Accounts receivable, net                                       96,281     103,073
  Inventories                                                    94,676     103,703
  Deferred tax assets                                            28,505      28,505
  Equipment and leasehold improvement
   advances to joint ventures                                    93,232      97,711
  Other current assets                                           14,738      10,402
                                                             ----------- -----------
    Total current assets                                        680,047     816,193
Property and equipment, net                                      92,984      99,364
Manufacturing agreements, net
  and investments in joint ventures                             163,505     166,953
Deposits and other assets                                        60,230      55,032
                                                             ----------- -----------
                                                               $996,766  $1,137,542
                                                             =========== ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other accrued liabilities               $182,564    $233,600
  Accrued salaries and benefits                                  16,155      41,832
  Current maturities of long-term
    and capital lease obligations                                26,404      26,554
  Income taxes payable                                           30,544      38,053
                                                             ----------- -----------
    Total current liabilities                                   255,667     340,039


Capital lease obligations and long term debt                     31,360      38,034
Other long-term obligations                                       2,981       3,126

Convertible subordinated notes                                  300,000     300,000
Commitments and contingencies

Shareholders' equity:
  Capital stock                                                 341,546     366,914
  Retained earnings                                              65,212      89,429
                                                             ----------- -----------
    Total shareholders' equity                                  406,758     456,343
                                                             ----------- -----------
                                                               $996,766  $1,137,542
                                                             =========== ===========

See Notes to the Unaudited Consolidated Condensed Financial Statements.

                              CIRRUS LOGIC, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   (In thousands, except per share data)
                                (Unaudited)
                                                                 Quarter Ended
                                                             -----------------------
                                                              June 27,    June 28,
                                                                1998        1997
                                                             ----------- -----------
Cash flows from operations:
  Net income                                                       $516      $2,480
  Adjustments to reconcile net income to net
   cash flows from operations:
   Depreciation and amortization                                 18,379      18,063
   Net change in operating assets and liabilities               (68,260)    (27,311)
                                                             ----------- -----------
    Net cash flows used in operations                           (49,365)     (6,768)
                                                             ----------- -----------
Cash flows from investing activities:
  Purchase of short-term investments                            (69,617)   (157,852)
  Proceeds from sale of short-term investments                   55,268     120,710
  Additions to property and equipment                            (5,838)     (6,810)
  Increase in deposits and other assets                          (8,056)     (1,527)
                                                             ----------- -----------
    Net cash flows used by investing activities                (28,243)    (45,479)
                                                             ----------- -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                          2,686       6,657
  Borrowings on long-term debt                                        0       3,588
  Payments on long-term debt and capital lease obligations       (6,824)     (9,445)
  Repurchase and retirement of common stock                     (52,787)          0
                                                             ----------- -----------
    Net cash flows (used in) provided by financing activities   (56,925)        800
                                                             ----------- -----------
Decrease in cash and cash equivalents                          (134,533)    (51,447)
Cash and cash equivalents - beginning of period                 347,421     151,540
                                                             ----------- -----------
Cash and cash equivalents - end of period                      $212,888    $100,093
                                                             =========== ===========


Supplemental disclosure of cash flow information:
  Interest paid                                                 $10,102     $12,362
  Income taxes paid                                              $7,787           0
  Tax benefit of stock option exercises                               0        $436


See Notes to the Unaudited Consolidated Condensed Financial Statements.


                              CIRRUS LOGIC, INC.

   NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. Basis of Presentation

The consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, and notes thereto for the year ended March 28, 1998, included in the Company's 1998 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.

2. Inventories

Inventories are comprised of the following:

                                             June 27,       March 28,
                                               1998           1998
                                            ---------      ---------
                                                 (In thousands)
          Work-in-process                     $64,384        $66,558
          Finished goods                       30,292         37,145
                                            ---------      ---------
                   Total                      $94,676       $103,703
                                            =========      =========

3.  Shareholders' Equity

Stock Repurchase

During the quarter, pursuant to the Company's Board of Directors previously approved plan to repurchase up to 10 million shares of its common stock, the Company repurchased approximately 5.2 million shares of common stock at a cost of $52.8 million.

4. Income Taxes

The Company provides for income taxes during interim reporting periods based upon an estimate of the annual effective tax rate. Such estimate reflects an effective tax rate greater than the federal statutory rate primarily because of state income taxes, partially offset by foreign operating results which are taxed at rates other than U.S. federal statutory rates.

5. Restructuring Costs, Gain on Sale of Assets and Other, Net

Restructuring costs, gain on sale of assets and other, net includes $2.2 million relating to the recovery of a holdback from the fiscal 1997 sale of the PCSI's Infrastructure Product Group to ADC Telecommunications, Inc. and reversal of $0.8 million that had been previously accrued for losses on facilities in connection with the third quarter fiscal 1998 discontinuation of certain strategies and product development efforts in graphics products.

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

The following table sets forth the computation of basic and diluted earnings per share (In thousands, except per share amounts):


                                                              Quarter Ended
                                                          June 27,    June 28,
                                                            1998        1997
                                                        -----------  ----------
Numerator:

Net income                                                  $516      $2,480

Denominator:

Denominator for basic net income per share -
weighted-average shares                                   66,650      66,416

Dilutive common stock equivalents, using treasury
stock method                                                 811       1,433
                                                        -----------  ----------
Denominator for diluted net income per share              67,461      67,849
                                                        ===========  ==========

Basic net income per share                                 $0.01       $0.04
                                                        ===========  ==========
Diluted net income per share                               $0.01       $0.04
                                                        ===========  ==========

Options to purchase 3,073,000 shares of common stock were outstanding as of June 27, 1998 but were not included in the computation of diluted net income per share because the options' average exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

As of June 27, 1998, the Company had outstanding convertible notes to purchase 12,387,000 shares of common stock that were not included in the computation of diluted net income per share because the notes' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

7. Commitments

As of June 27, 1998, the Company is contingently liable for MiCRUS and Cirent equipment leases which have remaining payments of approximately $509 million, payable through fiscal 2005.

8.  Recently Issued Accounting Standards

As of March 29, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 has no impact on the Company's net income or shareholders' equity. SFAS 130 requires foreign currency translation adjustments, which prior to adoption was reported in shareholders' equity, to be included in the other comprehensive income.

The components of comprehensive income, net of tax, are as follows (in thousands):

                                         Three Months Ended
                                         June 27,  June 28,
                                           1998      1997
                                         --------- ---------
Net income                                   $516    $2,480
Change in unrealized loss on foreign
   currency translation adjustments          (356)      339
                                         --------- ---------
Comprehensive income                         $160    $2,819
                                         ========= =========

In June 1998, the Statement of Financial Accounting Standards No.
133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", was issued and is effective for fiscal years commencing after June 15, 1999. SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company does not believe SFAS 133 will have a material impact on earnings or the financial condition of the Company.

Item 2.
                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

This information should be read along with the unaudited consolidated condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 28, 1998, contained in the 1998 Annual Report on Form 10-K (the "1998 Form 10-K"). This Discussion and Analysis contains forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below or in the 1998 Form 10-K that could cause actual results to differ materially from the Company's expectations. Readers are cautioned not to place undue reliance on any forward-looking statements, as they reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

The following table discloses the percentages that income statement items are of net sales and the percentage change in the dollar amounts for the same items compared to the corresponding period in the prior fiscal year.


                                                           Percentage of Net Sales
                                                                Quarter Ended
                                                           --------- ---------
                                                           June 27,   June 28,  Percent
                                                             1998      1997     change
                                                           --------- --------- ---------
    Net sales                                                   100%      100%       -12%

    Gross margin                                                 34%       39%       -24%
    Research and development                                     20%       22%      -20%
    Selling, general and administrative                          15%       14%       -8%
    Restructuring costs, gain on sale of assets and other, net   -2%        0%       N/A
    Income from operations                                        0%        3%      -91%
    Income before income taxes                                    0%        2%      -77%
    Provision for income taxes                                    0%        1%      -72%

    Net income                                                    0%        1%      -79%


Net Sales

Net sales for the first quarter of fiscal 1999 were $177.9 million, a decrease of 12% from $201.6 million for the first quarter of fiscal 1998. Revenues in the first quarter of fiscal 1998 included amounts from businesses subsequently divested by the Company. Excluding revenues from divested businesses, net sales decreased approximately $10.0 million due to decreased sales in the Mass Storage division, PC Products division, primarily related to graphics products, and the Communication division which were somewhat offset by increased sales of industrial products in the Crystal Semiconductor division.

Export sales (including sales to U.S.-based customers with manufacturing plants overseas) were 66% and 54% of total sales in the first quarter of fiscal 1999 and fiscal 1998, respectively. The increases in export sales as a percentage of total sales were related primarily to an increase in sales of mass storage controller products in Japan and a reduction in sales to certain U.S. - based mass storage customers.

The Company's sales are currently denominated primarily in U.S.
dollars. The Company currently enters into foreign currency forward exchange and option contracts to hedge certain of its foreign currency exposures.

Sales to three customers comprised approximately 14%, 11% and 10% of sales in the first quarter of fiscal 1999 and sales to one customer were approximately 15% of net sales in the first quarter of fiscal 1998.

Gross Margin

Gross margin was 34% in the first quarter of fiscal 1999 compared to 39% for the first quarter of fiscal 1998. The decrease in gross margins was primarily due to pricing pressures in a number of product areas including mass storage products and PC products, primarily graphics and audio products, and lower unit volumes than in the comparative period.

Research and Development

Research and development expenses for the first quarter of fiscal 1999 were $35.5 million, a decrease of 20% from $44.2 million in the first quarter of fiscal 1998. Research and development expenditures decreases were the result of the divestiture of certain non-core businesses in fiscal 1998 and reduction of product development efforts with the PC graphics products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the first quarter of fiscal 1999 were $27.1 million, a decrease of 8% from $29.5 million in the first quarter of fiscal 1998 and were relatively consistent at 15% and 14% of sales in each of these quarters, respectively. Selling, general and administrative expenditures decreases were primarily a result of the divestiture of certain non-core businesses in fiscal 1998.

Restructuring Costs, Gain on Sale of Assets and Other, Net

Restructuring costs, gain on sale of assets and other, net includes $2.2 million relating to the recovery of a holdback from the fiscal 1997 sale of the Infrastructure Product Group of the Company's PCSI subsidiary to ADC Telecommunications, Inc. and $0.8 million that had been previously accrued for losses on facilities in connection with the third quarter of fiscal 1998 discontinuation of certain strategies and product development efforts in the graphics products.

Income Taxes

The Company's effective tax rate was 36.5% in the first quarter of fiscal 1999 compared to 30.0% in the first quarter of fiscal 1998. The 36.5% estimated annual effective tax rate is greater than the U.S. federal statutory rate of 35.0% because of state income taxes, partially offset by foreign operating results which are taxed at rates other than U.S. federal statutory rates.

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

Liquidity and Capital Resources

The Company used approximately $49.4 million of cash and cash equivalents in its operating activities during the first quarter of fiscal 1999 and used approximately $6.8 million during the first quarter of fiscal 1998. The cash used by operations in the first quarter of fiscal 1999 was primarily due to accounts payable and accrued liabilities payment cycle timing.

The Company used $28.2 million in cash in investing activities during the first quarter of fiscal 1999 compared to $45.5 million during the comparable period of fiscal 1998. The primary reason for the change is that in the first quarter of fiscal 1999 the Company invested less of its cash and cash equivalents in short-term investments than in the first quarter of 1998.

Financing activities used $56.9 million in cash during the first quarter of fiscal 1999 and generated $0.8 million during the comparable period of fiscal 1998. During the first quarter of fiscal 1999, the Company repurchased $52.8 million worth of its common stock.

The semiconductor industry is extremely capital intensive. To remain competitive, the Company believes it must continue to invest in advanced wafer manufacturing and test equipment. Investments will be made in the various external manufacturing arrangements and its own facilities. The Company intends to obtain most of the necessary capital through direct or guaranteed equipment lease financing and the balance through debt, equity financing, and/or existing cash balances. As of June 27, 1998, the Company is contingently liable as guarantor or co-guarantor for equipment leases at its semiconductor fabrication joint ventures, MiCRUS and Cirent, which have remaining payments of approximately $509 million due through fiscal 2005. In addition, the Company has other commitments related to its joint venture relationships with MiCRUS that total approximately $7.5 million at June 27, 1998.

There can be no assurance that financing will be available or, if available, will be on satisfactory terms. Failure to obtain adequate financing would restrict the Company's ability to expand its manufacturing infrastructure, to make other investments in capital equipment, and to pursue other initiatives.


Future Operating Results

Quarterly Fluctuations

The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. The Company's operating results are affected by a wide variety of factors, many of which are outside of the Company's control, including but not limited to, economic conditions and overall market demand in the United States and worldwide, the Company's ability to introduce new products and technologies on a timely basis, changes in product mix, fluctuations in manufacturing costs which affect the Company's gross margins, declines in market demand for the Company's and its customers' products, sales timing, the level of orders which are received and can be shipped in a quarter, the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products, product obsolescence, price erosion, and competitive factors. The Company's operating results in the rest of fiscal 1999 are likely to be affected by these factors as well as others.

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

Issues Relating to Manufacturing and Manufacturing Investment

The Company participates in joint ventures with International Business Machines Corp. ("IBM"), the MiCRUS joint venture, and Lucent Technologies, the Cirent Semiconductor joint venture, under a series of agreements intended to secure a committed supply of wafers from manufacturing facilities operated by the joint ventures. The joint ventures are controlled by IBM and Lucent Technologies, respectively, and are dependent on the controlling partners' advanced proprietary manufacturing process technologies and manufacturing expertise. These agreements include wafer purchase agreements under which the Company is committed to purchase a fixed percentage of the output of the joint venture manufacturing facilities. As a result, the operating results of the Company may be more sensitive to changing business conditions, as anticipated decreases in revenues could cause the Company to decide to not fulfill its wafer purchase obligations. This would result in charges to the Company from the joint ventures in amounts intended to cover the joint ventures fixed costs related to the shortfall in wafer orders from the Company. The Company determines any estimated shortfalls in such purchase commitments over the short-term (six-months) and accrues such amounts to the extent they would result in inventory losses were the Company to fulfill the commitment and take delivery of the related inventory. The Company's gross margins and earnings were adversely impacted by such charges in the amounts of $53.0 million, $22.0 million, $12.1 million, $7.8 million and $6.2 million in the fourth quarter of fiscal 1998, the fourth and second quarters of fiscal 1997 and the second and first quarter of fiscal 1996, respectively. With its other foundry sources, the Company becomes committed upon placing orders and is subject to penalties for cancellations.

Moreover, the Company will benefit from the MiCRUS and Cirent Semiconductor joint ventures only if they are able to produce wafers at or below prices generally prevalent in the market. If, however, either of these ventures is not able to produce wafers at competitive prices, the Company's results of operations could be materially adversely affected. The process of beginning production and increasing volume with the joint ventures inevitably involves risks, and there can be no assurance that the manufacturing costs of such ventures will be competitive. During fiscal 1998 and the first quarter of fiscal 1999, excess production capacity in the industry lead to significant price competition between merchant semiconductor foundries and the Company believes that in some cases this resulted in pricing from certain foundries that was lower than the Company's cost of production from its manufacturing joint ventures. The Company experienced pressures on its selling prices during fiscal 1998, which had a negative impact on its results of operations and it believes that this was partially due to the fact that certain of its competitors were able to obtain more favorable pricing from such foundries.

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

Issues Relating to Mass Storage Market

The disk drive market has historically been characterized by a relatively small number of disk drive manufacturers and by periods of rapid growth followed by periods of oversupply and contraction. Growth in the mass storage market is directly affected by growth in the PC market. Furthermore, the price competitive nature of the disk drive industry continues to put pressure on the price of all disk drive components. Recent market demands for sub-$1,000 PCs puts further pressure on the price of disk drives and disk drive components. In addition, consolidation in the disk drive industry has reduced the number of customers for the Company's mass storage products and increased the risk of large fluctuations in demand.

The Company believes that constraints in supply of certain read-head components to the disk drive industry limited sales of its mass storage products in the fourth quarter of fiscal 1997. In addition, the Company believes that excess inventories held by its customers limited sales of the Company's mass storage products in the second quarter of fiscal 1997 and limited sales of the Company's optical disk drive products in the third quarter of fiscal 1997. Revenues from mass storage products for the remainder of fiscal 1999 are likely to depend heavily on the success of certain 3.5 inch disk drive products selected for use by various customers, which in turn depends upon obtaining timely customer qualification of the new products and bringing the products into volume production timely and cost effectively.

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

During the last half of fiscal 1998, major companies in the disk drive industry, including certain of the Company's customers, have reported declines in business. In addition, the Company's mass storage products were not designed into a major customer's next generation product which is expected to run in fiscal 1999. Consequently, these factors are expected to have an adverse impact on the mass storage division's revenue through at least the second half of fiscal 1999.


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

Issues Relating to Consumer Electronics Products

Most of the Company's revenues in the consumer electronics arena are in the multimedia audio market and are derived from the sales of audio codecs and integrated 16-bit codec-plus-controller solutions for the PC market and consumer electronics equipment. In the PC market, pricing pressures have forced a transition from multi-chip solutions to products that integrate the codec, controller and synthesis functions into a single IC. The Company's revenues from the sale of PC audio products in fiscal 1999 are likely to be significantly affected by the introduction of cost reduced, fully-integrated, single-chip audio ICs. Moreover, aggressive competitive pricing pressures have adversely affected and may continue to adversely affect the Company's revenues and gross margins from the sale of audio ICs. In addition, the introduction of new audio products from the Company's competitors, the introduction of mediaprocessors and the introduction of MMX processors with multimedia features by Intel Corporation could adversely affect revenues and gross margins from the sale of the Company's audio products.

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

Issues Relating to Industrial Products

Industrial Products is a very broad market with many well established competitors. The Company's ability to compete in this market will be adversely affected if it cannot establish broad sales channels or if it does not develop and maintain a broad enough product line to compete effectively. In addition, the customer product design in time is long. Customer delays in product development and introductions create risk relative to the Company's revenue plans. Further, the Company's products in this market are technically very complex. The complexity of the products contributes to risks in getting products to market on a timely basis, which could impact the Company's revenue plans. The scarcity of analog engineering talent also contributes to risks related to product development and introduction timing in this market.

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

A significant number of the Company's customers and suppliers are in Asia. The recent turmoil in the Asian financial markets does not appear to have had a direct material impact on the Company's sales orders or bookings. However, the financial instability in these regions may have an adverse impact on the financial position of end users in the region which could impact future orders and/or the ability of such users to pay the Company or the Company's customers, which could also impact the ability of such customers to pay the Company.
The Company performs extensive financial due diligence on customers and potential customers and generally required material sales to Asia to either be secured by letters of credit or transacted on a cash on demand basis. Given the current situation in Asia, the Company has begun to require the letters of credit to be established through American banking institutions. During this volatile period, the Company expects to carefully evaluate the collection risk related to the financial position of customers and potential customers. The results of such evaluations will be considered in structuring the terms of sale, in determining whether to accept sales orders, in evaluating the recognition of revenue on sales in the area and in evaluating the collectability of outstanding accounts receivable from the region. In situations where significant collection risk exists, the Company will either not accept the sales order, defer the recognition of related revenues, or, in the case of previously transacted sales, establish appropriate bad debt reserves. Despite these precautions, should the current volatility in Asia have a material adverse impact on the financial position on end users of the customers products in Asia, the Company could experience a material adverse impact on its results of operations.

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

The Company is currently in the process of modifying and/or replacing significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to testing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its internal computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. The Company will use both internal and external resources to reprogram or replace and test the software for Year 2000 modifications.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

        Not applicable.

Part II.  Other Information

Item 1.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On July 21, 1998, the Company held its Annual Meeting of Shareholders. The matters voted upon at the meeting and the results of those votes were as follows:

1. Election of Directors:

                                                        Votes
                                         Votes For    Withheld
                                         ----------   --------
  Michael L. Hackworth                   58,649,104    3,917,164
  Suhas S. Patil                         58,802,335    3,763,933
  C. Gordon Bell                         58,969,702    3,596,566
  D. James Guzy                          58,962,573    3,603,695
  Walden C. Rhines                       58,952,046    3,614,222
  Robert H. Smith                        58,953,219    3,613,049
  Alfred S. Teo                          60,092,340    2,473,928

2. Approve amendment to the 1989 Employee Stock Purchase Plan:

                For               Against     Abstain    No Vote
            ----------            -------     -------    -------
            55,927,525            5,349,933   391,300    897,510

3. Approve amendment to the 1996 Stock Plan:

                For               Against     Abstain    No Vote
            ----------            -------     -------    -------
            47,203,785          14,028,236    436,737    897,510

4. Approve amendment to the 1990 Directors' Stock Option Plan:

                For               Against     Abstain    No Vote
            ----------            -------     -------    -------
            52,983,692           8,210,793    474,273    897,510

5. Approve reincorporation as a Delaware corporation:

                For               Against     Abstain    No Vote
            ----------            -------     -------    -------
            33,890,340           7,289,336    415,909    20,970,683

6. Approve number of authorized shares of Common Stock:

                For               Against     Abstain    No Vote
            ----------            -------     -------    -------
            55,067,104           6,805,108    645,456    48,600

7. Ratify the appointment of Ernst & Young LLP as Independent Auditors:

                For               Against     Abstain    No Vote
            ----------            -------     -------    -------
            61,320,753             909,054    336,461       -

Item 6.  Exhibits and Reports on Form 8-K

 a.  Exhibits

       Exhibit 27        Financial Data Schedule

 b.  Reports on Form 8-K

None.

CIRRUS LOGIC, INC.
SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CIRRUS LOGIC, INC.
                                   (Registrant)


August 11, 1998               /s/ Ronald K. Shelton
Date                          Ronald K. Shelton
                              Vice President, Finance, Chief Financial Officer,
                              Principal Accounting Officer, and Treasurer