Form 10-Q
period 1998-09-26
CIRRUS LOGIC INC
filed 1998-11-10
CIK 772406

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

(MARK ONE)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

For the quarterly period ended September 26, 1998

or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exhange Act of 1934
    For the transition period from _________ to _________

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


                         YES [X]        NO [ ]


The number of shares of the registrant's common stock, no par value, was 63,858,841 as of September 26, 1998.

Part 1.  Financial Information
Item 1.   Financial Statements
                             CIRRUS LOGIC, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (In thousands, except per share data)
                               (Unaudited)
                                                                    Quarter Ended        Two Quarters Ended
                                                                 ----------------------- --------------------
                                                                  Sept. 26,   Sept. 27,  Sept. 26,  Sept. 27,
                                                                    1998        1997        1998      1997
                                                                 ----------- ----------- ---------- ---------
Net sales                                                          $169,689    $223,960   $347,620  $425,583

Costs and expenses and gain on sale of assets:
  Cost of sales                                                     155,611     135,047    273,430   257,518
  Research and development                                           34,145      44,644     69,667    88,826
  Selling, general and administrative                                26,810      28,373     53,900    57,900
  Restructuring costs, gain on sale of assets and other, net         28,522                 25,516
                                                                 ----------- ----------- ---------- ---------
    Total costs and expenses and gain on sale of assets             245,088     208,064    422,513   404,244
                                                                 ----------- ----------- ---------- ---------

Income (loss) from operations                                       (75,399)     15,896    (74,893)   21,339
Interest and other (expense) income, net                                792      (3,128)     1,098    (5,028)
                                                                 ----------- ----------- ---------- ---------
Income (loss) before provision for income taxes                     (74,607)     12,768    (73,795)   16,311
Provision for income taxes                                           46,402       3,830     46,698     4,893
                                                                 ----------- ----------- ---------- ---------
Net income (loss)                                                 ($121,009)     $8,938  ($120,493)  $11,418
                                                                 =========== =========== ========== =========


Net income (loss) per share:
  Basic                                                              ($1.90)      $0.13     ($1.85)    $0.17
  Diluted                                                            ($1.90)      $0.13     ($1.85)    $0.17


Weighted average common share outstanding:
  Basic                                                              63,748      67,232     65,199    66,824
  Diluted                                                            63,748      70,549     65,199    69,237





See Notes to the Unaudited Consolidated Condensed Financial Statements.

                                CIRRUS LOGIC, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In thousands)
                                                                  Sept. 26,   March 28,
                                                                    1998        1998
                                                                 ----------- -----------
                                                                 (Unaudited)
                   ASSETS
Current assets:
  Cash and cash equivalents                                        $245,550    $347,421
  Short-term investments                                             89,651     125,378
  Accounts receivable, net                                          106,731     103,073
  Inventories                                                        63,378     103,703
  Deferred tax assets                                                   -        28,505
  Equipment and leasehold improvement
   advances to joint ventures                                        97,840      97,711
  Other current assets                                               12,604      10,402
                                                                 ----------- -----------
    Total current assets                                            615,754     816,193
Property and equipment, net                                          82,070      99,364
Manufacturing agreements, net
  and investments in joint ventures                                 158,069     166,953
Deposits and other assets                                            37,097      55,032
                                                                 ----------- -----------
                                                                   $892,990  $1,137,542
                                                                 =========== ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other accrued liabilities                   $196,142    $233,600
  Accrued salaries and benefits                                      17,613      41,832
  Current maturities of long-term
    and capital lease obligations                                    26,570      26,554
  Income taxes payable                                               30,064      38,053
                                                                 ----------- -----------
    Total current liabilities                                       270,389     340,039

Capital lease obligations and long term debt                         24,666      38,034
Other long-term obligations                                          11,146       3,126

Convertible subordinated notes                                      300,000     300,000
Commitments and contingencies

Shareholders' equity:
  Capital stock                                                     342,586     366,914
  Retained earnings (accumulated deficit)                           (55,797)     89,429
                                                                 ----------- -----------
    Total shareholders' equity                                      286,789     456,343
                                                                 ----------- -----------
                                                                   $892,990  $1,137,542
                                                                 =========== ===========

See Notes to the Unaudited Consolidated Condensed Financial Statements.

                                CIRRUS LOGIC, INC.
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                  (In thousands)
                                                                 Two Quarters Ended
                                                                 -----------------------
                                                                  Sept. 26,   Sept. 27,
                                                                    1998        1997
                                                                 ----------- -----------
Cash flows from operations:
  Net income (loss)                                               ($120,493)    $11,418
  Adjustments to reconcile net income (loss) to net
   cash flows from (used for) operations:
   Depreciation and amortization                                     38,467      37,679
   Non-cash restructuring charges                                    28,522         -
   Deferred tax asset valuation allowance                            46,402         -
   Compensation related to the issuance of
    certain employee stock                                              719         -
   Net change in operating assets and liabilities                   (45,627)     (1,692)
                                                                 ----------- -----------
        Net cash flows provided by (used for) operations            (52,010)     47,405
                                                                 ----------- -----------
Cash flows provided by (used for) investing activities:
  Purchase of short-term investments                                (69,617)   (236,835)
  Proceeds from sales and maturities of short-term investments      105,344     213,326
  Additions to property and equipment                                (8,699)    (13,743)
  Proceeds from termination of UMC agreement                            -        20,543
  Joint venture manufacturing agreements and
    investment in joint ventures                                        -       (20,300)
  Increase in deposits and other assets                             (13,757)     (6,614)
                                                                 ----------- -----------
        Net cash flows provided by (used for) investing activities   13,271     (43,623)
                                                                 ----------- -----------
Cash flows used for financing activities:
  Proceeds from issuance of common stock                              4,829      11,008
  Borrowings on long-term debt                                          -         5,683
  Payments on long-term debt and capital lease obligations          (13,352)    (17,860)
  Repurchase and retirement of common stock                         (54,609)        -
                                                                 ----------- -----------
        Net cash flows used for financing activities                (63,132)     (1,169)
                                                                 ----------- -----------
Increase (decrease) in cash and cash equivalents                   (101,871)      2,613
Cash and cash equivalents - beginning of period                     347,421     151,540
                                                                 ----------- -----------
Cash and cash equivalents - end of period                          $245,550    $154,153
                                                                 =========== ===========

Supplemental disclosure of cash flow information:
  Interest paid                                                     $11,483     $14,740
  Income taxes paid                                                  $7,911        $754
  Tax benefit of stock option exercises                                 -          $436

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

2. Inventories

Inventories are comprised of the following:

                                             Sept. 26,    March 28,
                                               1998           1998
                                            ---------      ---------
                                                 (In thousands)
          Work-in-process                     $42,441      $  66,558
          Finished goods                       20,937         37,145
                                            ---------      ---------
                   Total                      $63,378       $103,703
                                            =========      =========

3.  Shareholders' Equity

Stock Repurchase

During the first fiscal quarter of 1999, pursuant to the Company's Board of Directors previously approved plan to repurchase up to 10 million shares of its common stock, the Company repurchased approximately 5.2 million shares of common stock at a cost of $54.6 million.

4. Income Taxes

In the second fiscal quarter of 1999, the Company provided a valuation allowance equal to net deferred tax assets. Excluding the increase in the valuation allowance, the Company expects no net income tax provision in the current year, as expected foreign income taxes will be offset by the benefits of U.S. net operating losses.

5. Restructuring Costs, Gain on Sale of Assets and Other, Net

In September 1998, the Company announced a program to restructure its business to fully concentrate on its precision linear and mixed-signal positions in the mass storage, audio and high-precision data conversion markets. The program entailed a workforce reduction of 400 to 500 employees and restructuring charges of up to $500 million. The Company indicated in the announcement that the timing of recording the restructuring charges was uncertain and dependent upon a number of different factors, including negotiations related to its joint ventures.

During the second fiscal quarter of 1999, the Company commenced certain activities related to its previously announced restructuring and recorded charges in the second fiscal quarter related to those activities. These actions included an immediate workforce reduction along with write-downs and write-offs of obsolete inventory, equipment and facilities. In connection with these actions, the Company recorded a net restructuring charge of $28.5 million consisting of $4.3 million for workforce reductions, $8.2 million for write-downs or write-offs of equipment, intangibles and other assets, $10.0 million for facility commitments (net of $2.2 million reversal of previously accrued losses on facilities in connection with the third quarter fiscal 1998 discontinuation of certain product development efforts in graphics products), and the remaining amount representing other committed liabilities and expenses. Approximately $21.0 million of the accrual is expected to be discharged through cash payments, of which approximately $10.6 million is expected to be paid in fiscal 1999. In connection with the restructuring, the Company currently expects an additional workforce reduction of approximately 150 to 250 employees consisting of involuntary terminations, voluntary terminations, spin-offs and transfers with the sale of business segments. As of November 10, 1998, approximately 220 employees have been terminated. The Company anticipates that the implementation of the restructuring plan will be substantially complete by the end of fiscal 1999 and may consist of additional charges in subsequent periods related to the restructuring of the Company's wafer fabrication capacity, sale and divestiture of certain business segments and other fixed costs.

During the first fiscal quarter of 1999, restructuring costs, gain on sale of assets and other, net includes $2.2 million relating to the recovery of a holdback from the fiscal 1997 sale of the PCSI's Infrastructure Product Group to ADC Telecommunications, Inc. and reversal of $0.8 million that had been previously accrued for losses on facilities in connection with the third quarter fiscal 1998 discontinuation of certain strategies and product development efforts in graphics products.

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

The following table sets forth the computation of basic and diluted earnings per share (In thousands, except per share amounts):


                                                                                Quarter Ended         Two Quarters Ended
                                                                            Sept. 26,   Sept. 27,    Sept. 26,    Sept. 27,
                                                                              1998         1997        1998         1997
                                                                           -----------  ---------  -----------  ----------


Numerator:

Net income (loss)                                                           ($121,009)    $8,938    ($120,493)    $11,418

Denominator:

Denominator for basic net income (loss) per share - weighted-average shares    63,748     67,232       65,199      66,824

Dilutive common stock equivalents, using treasury stock method                      0      3,317            0       2,413
                                                                           -----------  ---------  -----------  ----------
Denominator for diluted net income (loss) per share                            63,748     70,549       65,199      69,237
                                                                           ===========  =========  ===========  ==========

Basic net income (loss) per share                                              ($1.90)     $0.13       ($1.85)      $0.17
                                                                           ===========  =========  ===========  ==========
Diluted net income (loss) per share                                            ($1.90)     $0.13       ($1.85)      $0.17
                                                                           ===========  =========  ===========  ==========


Incremental common shares attributable to exercise of outstanding options of 8,532,000 and 6,208,000 for the three and six months ended September 26, 1998, respectively, were excluded in the computation of diluted net income per share because the effect would be antidilutive.


As of September 26, 1998, the Company had outstanding convertible notes to purchase 12,387,000 shares of common stock that were not included in the computation of diluted net income per share because the notes' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

7. Commitments

As of September 26, 1998, the Company is contingently liable for MiCRUS and Cirent equipment leases which have remaining payments of approximately $471 million, payable through fiscal 2005.

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

The components of comprehensive income, net of tax, are as follows (in thousands):



                                                      Quarter Ended           Two Quarters Ended
                                                 Sept. 26,     Sept. 27,    Sept. 26,   Sept. 27,
                                                    1998          1997        1998        1997
                                                ------------   -----------  ----------  ----------
Net income (loss)                                 ($121,009)       $8,938   ($120,493)    $11,418
Change in unrealized (gain) loss on foreign
  currency translation adjustments                      265           635        (296)      1,030
                                                ------------   -----------  ----------  ----------
Total                                             ($120,744)       $9,573   ($120,789)    $12,448
                                                ============   ===========  ==========  ==========


In June of 1998, the Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", was issued and is effective for fiscal years commencing after June 15, 1999. SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company does not believe SFAS 133 will have a material impact on earnings or the financial condition of the Company.

9.  Subsequent Events

Subsequent to September 26, 1998 and through November 9, 1998, the Company has repurchased approximately 1.9 million shares of common stock at a total cost of approximately $15.3 million. The repurchases were made under a common stock repurchase program approved by the Board of Directors for the repurchase of up to 10,000,000 shares of its Common Stock in the open market from time to time, depending upon market conditions, share price and other conditions. To date, the Company has repurchased approximately 7.1 million shares of common stock at a total cost of approximately $69.9 million.

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



                                                           Percentage of Net Sales       Percentage of Net Sales
                                                                Quarter Ended               Two Quarters Ended
                                                           --------- ---------           --------- ---------
                                                           Sept. 26, Sept. 27,  Percent  Sept. 26, Sept. 27,  Percent
                                                             1998      1997     change     1998      1997     change
                                                           --------- --------- --------- --------- --------- ---------
    Net sales                                                   100%      100%      -24%      100%      100%      -18%

    Gross margin                                                  8%       40%      -84%       21%       39%      -56%
    Research and development                                     20%       20%      -24%       20%       21%      -22%
    Selling, general and administrative                          16%       13%       -6%       16%       14%       -7%
    Restructuring costs, gain on sale of assets and other, net   17%        0%       N/A        7%        0%       N/A
    Income (loss) from operations                               -45%        7%     -574%      -22%        4%     -451%
    Income (loss) before income taxes                           -44%        6%     -684%      -21%        4%     -552%
    Provision for income taxes                                   27%        2%     1112%       14%        1%      854%

    Net income (loss)                                           -71%        4%    -1454%      -35%        3%    -1155%


Net Sales

Net sales for the second quarter of fiscal 1999 were $169.7 million, a decrease of 24% from $224.0 million for the second quarter of fiscal 1998. Revenues in the second quarter of fiscal 1998 included amounts from businesses subsequently divested by the Company. Excluding revenues from divested businesses, net sales decreased approximately $47.8 million due primarily to decreased sales from the Company's mass storage products which were somewhat offset by increased sales from the Company's audio products,

Net sales for the first two quarters of fiscal 1999 were $347.6 million, a decrease of 18% from $425.6 million for the first two quarters of fiscal 1998. Excluding revenues from divested businesses, net sales decreased by $57.7 million primarily due to decreased sales from the Company's mass storage and graphics products which were somewhat offset by increased sales from the Company's audio and crystal products.

Export sales (including sales to U.S.-based customers with manufacturing plants overseas) were 72% and 56% of total sales in the second quarter of fiscal 1999 and fiscal 1998, respectively and were 69% and 55% for the first two quarters of fiscal 1999 and 1998, respectively. The increases in export sales as a percentage of total sales were related primarily to increase in sales of PC products, primarily audio products, to the Pacific Rim along with a reduction in sales to certain U.S. - based mass storage customers.

The Company's sales are currently denominated primarily in U.S.
dollars. The Company currently enters into foreign currency forward exchange and option contracts to hedge certain of its foreign currency exposures.

Sales to two customers comprised approximately 13% and 12% of sales in the first two quarters of fiscal 1999. Sales to two customers were approximately 19% and 11% of sales in the first two quarters of fiscal 1998.

Gross Margin

Gross margin was 8% in the second quarter of fiscal 1999 compared to 40% for the second quarter of fiscal 1998. Gross margin was 21% in the first two quarters of fiscal 1999 compared to 39% in the first two
quarters of fiscal 1998.   Included in gross margin for the second
quarter of fiscal 1999 was $20.1 million of inventory write downs associated with products related to businesses in the process of being phased out and $27.7 million of charges related to wafer purchase commitments for MiCRUS and Cirent, the Company's joint ventures. Excluding these charges, gross margin would have been 36.5% in the second quarter of fiscal 1999 and 35.0% for the first two quarters of fiscal 1999. The decrease in gross margins for both the second quarter and the first two quarters of fiscal 1999 compared to the same period of fiscal 1998 were due to pricing pressures in a number of product areas including mass storage products and audio products.

Research and Development

Research and development expenses for the second quarter of fiscal 1999 were $34.1 million, a decrease of 24% from $44.6 million in the second quarter of fiscal 1998, and were relatively consistent at 20% of sales in each of these quarters. Research and development expenses for the first two quarters of fiscal 1999 were $69.7 million, a decrease of 22% from $88.8 million in the first two quarters of fiscal 1998 and were relatively consistent as a percentage of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the second quarter of fiscal 1999 were $26.8 million, a decrease of 6% from $28.4 million in the second quarter of fiscal 1998 increasing as a percentage of sales by 3%. Selling, general and administrative expenses in the first two quarters of fiscal 1999 were $53.9 million, a decrease of 7% from $57.9 million in the first two quarters of fiscal 1998 increasing as a
percentage of sales by 2%.   Increases in selling, general and
administrative expenses as a percentage of sales is primarily due to sales decreasing at a rate faster than selling, general and administrative expenses.

Restructuring Costs, Gain on Sale of Assets and Other, Net

During the second fiscal quarter of 1999, the Company commenced certain activities related to its previously announced restructuring and recorded charges in the second fiscal quarter related to those activities. These actions included an immediate workforce reduction along with write-downs and write-offs of obsolete inventory, equipment and facilities. In connection with these actions, the Company recorded a net restructuring charge of $28.5 million consisting of $4.3 million for workforce reductions, $8.2 million for write-downs or write-offs of equipment, intangibles and other assets, $10.0 million for facility commitments (net of $2.2 million reversal of previously accrued losses on facilities in connection with the third quarter fiscal 1998 discontinuation of certain product development efforts in graphics products), and the remaining amount representing other committed liabilities and expenses. Approximately $21.0 million of the accrual is expected to be discharged through cash payments, of which approximately $10.6 million is expected to be paid in fiscal 1999. The Company anticipates that the implementation of the restructuring plan will be substantially complete by the end of fiscal 1999 and may consist of additional charges in subsequent periods related to the restructuring of the Company's wafer fabrication capacity, sale and divestiture of certain business segments and other fixed costs.

During the first fiscal quarter of 1999, restructuring costs, gain on sale of assets and other, net includes $2.2 million relating to the recovery of a holdback from the fiscal 1997 sale of the Infrastructure Product Group of the Company's PCSI subsidiary to ADC Telecommunications, Inc. and $0.8 million that had been previously accrued for losses on facilities in connection with the third quarter of fiscal 1998 discontinuation of certain strategies and product development efforts in the graphics products.

Income Taxes

The provision for income taxes for the second fiscal quarter of 1999 is $46.4 million, primarily due to a deferred tax provision related to an increase in the deferred tax asset valuation allowance. Excluding the increase in the valuation allowance, the Company expects no net income tax provision in the current year, as expected foreign income taxes will be offset by the benefits of U.S. net operating losses.

FASB Statement 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In the current quarter, the Company has provided a valuation allowance equal to its net deferred tax assets due to uncertainties regarding their realization. The realizability of the deferred tax assets will be evaluated on a quarterly basis.

Liquidity and Capital Resources

The Company used approximately $52.0 million of cash and cash equivalents in its operating activities during the first two quarters of fiscal 1999 and generated approximately $47.4 million during the first two quarters of fiscal 1998. The cash used by operations in the first two quarters of fiscal 1999 was primarily due to a net loss of $120.5 million of which $75.6 million was related to non-cash transactions unique to the first two quarters of fiscal 1999 compared to net income of $11.4 million in the first two quarters of fiscal 1998. In addition, during the first two quarters of fiscal 1998, the Company had a larger amount of receivable collections and generated cash from leasing companies upon the completion of the lease financing by the joint ventures.

The Company generated $13.3 million in cash in investing activities during the first two quarters of fiscal 1999 compared to using $43.6 million during the comparable period of fiscal 1998. The primary reason for the change is that in the first two quarters of fiscal 1999 the Company received proceeds from the sale and maturities of short-term investments while in the first two quarters of fiscal 1998 the Company invested cash and cash equivalents in short-term investments.

Financing activities used $63.1 million in cash during the first two quarters of fiscal 1999 while using $1.2 million during the comparable period of fiscal 1998. During the first two quarters of fiscal 1999, the Company repurchased $54.6 million worth of its common stock.

The semiconductor industry is extremely capital intensive. The Company has made investments in various external manufacturing arrangements and in its own facilities. The Company obtained most of the necessary capital through direct or guaranteed equipment lease financing with the balance through debt, equity financing, and cash balances. The Company remains contingently liable as guarantor or co-guarantor for equipment leases at its semiconductor fabrication joint ventures, MiCRUS and Cirent, which have remaining payments of approximately $471 million due through fiscal 2005. In addition, the Company has other commitments related to its joint venture relationship with MiCRUS that total approximately $7.5 million at September 26, 1998. However, as part of the restructuring announced in September 1998, the Company indicated that it intended to reduce by up to 70% its fixed wafer manufacturing capacity at its joint venture facilities. Currently the Company has commenced negotiations related to both joint ventures in an attempt to restructure, sell or reduce its current fixed commitments. There can be no assurance that the Company will be able to successfully negotiate the reduction of fixed commitments at its joint ventures or that it will be able to do so on terms favorable to the Company. Should the Company not be able to restructure or reduce its existing equipment lease commitments with its joint ventures, the Company will remain obligated under such commitments.

The Company is highly leveraged.  As of September 26, 1998, the
Company's ratio of total debt to equity (expressed as a percentage) was 126%.

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

Issues Relating to Manufacturing and Manufacturing Investment

The Company participates in joint ventures with International Business Machines Corp. ("IBM"), the MiCRUS joint venture, and Lucent Technologies, the Cirent Semiconductor joint venture, under a series of agreements intended to secure a committed supply of wafers from manufacturing facilities operated by the joint ventures. The joint ventures are controlled by IBM and Lucent Technologies, respectively, and are dependent on the controlling partners' advanced proprietary manufacturing process technologies and manufacturing expertise. These agreements include wafer purchase agreements under which the Company is committed to purchase a fixed percentage of the output of the joint venture manufacturing facilities. As a result, the operating results of the Company may be more sensitive to changing business conditions, as anticipated decreases in revenues could cause the Company to decide to not fulfill its wafer purchase obligations. This would result in charges to the Company from the joint ventures in amounts intended to cover the joint ventures fixed costs related to the shortfall in wafer orders from the Company. The Company determines any estimated shortfalls in such purchase commitments over the short-term (six-months) and accrues such amounts to the extent they would result in inventory losses were the Company to fulfill the commitment and take delivery of the related inventory. The Company's gross margins and earnings were adversely impacted by such charges in the amounts of $27.7 million, $53.0 million, $22.0 million, $12.1 million, $7.8 million and $6.2 million in the second quarter of fiscal 1999, fourth quarter of fiscal 1998, the fourth and second quarters of fiscal 1997 and the second and first quarter of fiscal 1996, respectively. With its other foundry sources, the Company becomes committed upon placing orders and is subject to penalties for cancellations.

During fiscal 1998 and the first two quarters of fiscal 1999, excess production capacity in the industry lead to significant price competition between merchant semiconductor foundries and the Company believes that in some cases this resulted in pricing from certain foundries that was lower than the Company's cost of production from its manufacturing joint ventures. The Company experienced pressures on its selling prices during fiscal 1998, which had a negative impact on its results of operations and it believes that this was partially due to the fact that certain of its competitors were able to obtain more favorable pricing from such foundries.

Certain provisions of the MiCRUS and Cirent Semiconductor agreements may cause the termination of the joint venture in the event of a change in control of the Company. Such provisions could have the effect of delaying, deferring or preventing a change of control of the Company.

In connection with the financing of its operations, the Company has borrowed money and has entered into a substantial number of equipment lease obligations. The Company's ability to meet its debt service and other obligations will be dependent upon the Company's future performance, which will be subject to financial, business, and other factors affecting the operations of the Company, many of which are beyond its control.

As part of the restructuring announced in September 1998, the Company announced its goal to reduce by up to 70% its fixed wafer manufacturing capacity at its joint venture facilities. Currently, the Company has commenced negotiations related to both joint ventures in an attempt to restructure, sell or reduce its current fixed commitments. It might be necessary for the Company to take further material restructuring charges as the result of these negotiations once they are concluded. The timing and size of any such charges, however, is uncertain at this time. There can be no assurance that the Company will be able to successfully negotiate the reduction of fixed commitments at its joint ventures or that it will be able to do so on terms favorable to the Company. Should the Company not be able to restructure or reduce its existing fixed wafer commitments at its joint venture facilities, the Company's future results of operations will be adversely impacted.

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

Dependence on PC Market

Although the Company's future direction is to emphasize non-PC market opportunities in mass storage, consumer electronics and industrial automation, sales of many of the Company's products will continue to depend largely on sales of personal computers (PCs). Reduced growth in the PC market could affect the financial health of the Company as well as its customers. Moreover, as a component supplier to PC OEMs and to peripheral device manufacturers, the Company is likely to experience a greater magnitude of fluctuations in demand than the Company's customers themselves experience. In addition, many of the Company's products are used in PCs for the consumer market, and the consumer PC market is more volatile than other segments of the PC market.

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

A significant number of the Company's customers and suppliers are in Asia. The Company believes that the recent turmoil in the Asian financial markets has not had a direct material adverse effect on its financial condition or results of operations to date. However, the financial instability in these regions may have an adverse impact on the financial position of end users in the region which could impact future orders and/or the ability of such users to pay the Company or the Company's customers, which could also impact the ability of such customers to pay the Company. The Company performs financial due diligence on customers and potential customers and generally requires material sales to Asia to either be secured by letters of credit or transacted on a cash on demand basis. Given the current situation in Asia, the Company has begun to require that letters of credit to be established through American banking institutions. During this volatile period, the Company expects to carefully evaluate the collection risk related to the financial position of customers and potential customers. The results of such evaluations will be considered in structuring the terms of sale, in determining whether to accept sales orders, in evaluating the recognition of revenue on sales in the area and in evaluating the collectability of outstanding accounts receivable from the region. In situations where significant collection risk exists, the Company will either not accept the sales order, defer the recognition of related revenues, or, in the case of previously transacted sales, establish appropriate bad debt reserves. Despite these precautions, should the current volatility in Asia have a material adverse impact on the financial position on end users of the customers products in Asia, the Company could experience a material adverse impact on its results of operations.

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

Impact of Year 2000

The "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing incorrect reporting and disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The issue spans both information technology and non-information technology systems that use date data. In addition to the Company's own systems, the Company relies, directly and indirectly, on external systems of its customers, suppliers, creditors, financial organizations, utilities providers and government entities, both domestic and international ("Third Parties"). The Company has currently addressed the Year 2000 Issue through the following three general aspects of the business.

In the third quarter of calendar year 1996, the Company began a program to replace mission critical internal business systems. The decision to purchase software to replace these systems was made primarily in order to meet the Company's future business requirements, which included consideration of Year 2000 Issues. The first phase of this project was completed in June of 1998 and included finance, sales and logistics. The second phase of the project will include manufacturing and human resource systems, estimated to be completed by July of 1999. This multi-phased implementation is expected to cover all major internal business systems used by the Company. While the Year 2000 compliance is an important software feature the Company considered when purchasing the software replacement, the Company's decision to replace mission critical business systems was primarily to make important functional improvements necessary to remain competitive in the current business environment. Therefore, the Company has not allocated a portion of the total project cost as a Year 2000 Issue. The Company does not believe that any incremental project costs associated with Year 2000 compliance to be material, as this feature was included with the software purchased by the Company to satisfy its business needs.

The Company presently believes that with modifications to its internal business systems, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000
Issue could have a material impact on the operations of the Company. Therefore, the Company is developing contingency plans in the event mission critical systems are not Year 2000 compliant.

All product related assessments and testing are expected to be completed by April, 1999. Updates or status on products will be available on the Company's web site (www.cirrus.com). The Company considers a product or system to be Year 2000 compliant if the date/time data is accurately processed (included, but not limited to, calculating, comparing, and sequencing) from, into and between the twentieth and twenty-first centuries, and the years 1999 and 2000 along with leap year calculations. To date, the Company has not identified any non-compliant products and therefore, no material cost have been incurred with respect to remediation. The Company expects to complete a preliminary estimate of Year 2000 costs related to product compliance during the first quarter of calendar 1999. The Company believes that it is unlikely to experience a material adverse impact on its financial condition or results of operations due to product related Year 2000 compliance issues. However, since the assessment process is ongoing, Year 2000 implications are not fully known, and potential liability issues are not clear. Therefore, the full potential impact of the Year 2000 on the Company is not known at this time.

Another consequence related to the Company's products is the impact upon the Company's ability to ship to or collect payment from customers who themselves have business operational problems as a result of the Year 2000 Issue. Although the Company believes that it is unlikely to experience a material adverse impact on its financial conditions or results of operations due to customer-related problems, the Company could experience such an impact if any of its major customers or a large number of its other customers suffer a material disruption in their ability to accept or pay for the Company's product shipments.

The Company has a comprehensive program in place to assess the Year 2000 compliance of its key suppliers. The Company has initiated formal communications with its significant suppliers and financial institutions to determine the extent to which the Company is vulnerable to those Third Parties who fail to remedy their own Year 2000 Issues. To date the Company has contacted its significant suppliers and financial institutions and has received assurances of Year 2000 compliance from a number of those contacted. However, as there can be no guarantee that the Company's suppliers will be Year 2000 compliant prior to the millennium, many significant suppliers have been second sourced and contingency plans will be in place by the end of the first
calendar quarter of 1999.   No material cost related to Year 2000
compliance of Third Parties have been incurred to date. Based upon information communicated to the Company from Third Parties, management believes that it is unlikely to experience a material adverse impact due to problems related to Third Parties and expects that the cost of these projects over the next two years will not have a material effect on the Company's financial position or overall trends in results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

         Not applicable.

Part II. Other Information

Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

 a.  Exhibits

Exhibit 12.1    Statement Regarding Computation of Ratios of
Earnings to Fixed Charges

 b.  Reports on Form 8-K

        None.

                                   CIRRUS LOGIC, INC.
                                   (Registrant)


November 10, 1998             /s/ Ronald K. Shelton
Date                          Ronald K. Shelton
                              Vice President, Finance, Chief Financial Officer,
                              Principal Accounting Officer, and Treasurer