Form 10-Q
period 1998-12-26
CIRRUS LOGIC INC
filed 1999-02-09
CIK 772406

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

(MARK ONE)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

For the quarterly period ended December 26, 1998

or
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


                         YES [X]        NO [ ]


The number of shares of the registrant's common stock, no par value, was 60,617,076 as of December 26, 1998.

Part 1.  Financial Information
Item 1.   Financial Statements
                             CIRRUS LOGIC, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (In thousands, except per share data)
                               (Unaudited)
                                                                    Quarter Ended        Three Quarters Ended
                                                                 ----------------------- --------------------
                                                                  Dec. 26,    Dec. 27,    Dec. 26,  Dec. 27,
                                                                    1998        1997        1998      1997
                                                                 ----------- ----------- ---------- ---------
Net sales                                                          $153,062    $240,843   $500,682  $666,426

Costs and expenses and gain on sale of assets:
  Cost of sales                                                     171,477     146,586    444,907   404,104
  Research and development                                           31,105      47,737    100,772   136,563
  Selling, general and administrative                                22,678      29,244     76,578    87,145
  Restructuring costs, gain on sale of assets and other, net         18,037      (1,617)    43,553    (1,617)
                                                                 ----------- ----------- ---------- ---------
    Total costs and expenses and gain on sale of assets             243,297     221,950    665,810   626,195
                                                                 ----------- ----------- ---------- ---------

Income (loss) from operations                                       (90,235)     18,893   (165,128)   40,231
Interest and other (expense) income, net                             (2,316)       (426)    (1,218)   (5,454)
                                                                 ----------- ----------- ---------- ---------
Income (loss) before provision for income taxes                     (92,551)     18,467   (166,346)   34,777
Provision for income taxes                                              -         5,541     46,698    10,433
                                                                 ----------- ----------- ---------- ---------
Net Income (loss)                                                  ($92,551)    $12,926  ($213,044)  $24,344
                                                                 =========== =========== ========== =========


Net income (loss) per share:
  Basic                                                              ($1.50)      $0.19     ($3.33)    $0.36
  Diluted                                                            ($1.50)      $0.18     ($3.33)    $0.35


Weighted average common share outstanding:
  Basic                                                              61,807      67,593     64,068    67,080
  Diluted                                                            61,807      70,561     64,068    69,650


See Notes to the Unaudited Consolidated Condensed Financial Statements.

                                CIRRUS LOGIC, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In thousands)
                                                                  Dec. 26,    March 28,
                                                                    1998        1998
                                                                 ----------- -----------
                                                                 (Unaudited)
                   ASSETS
Current assets:
  Cash and cash equivalents                                        $189,678    $347,421
  Short-term investments                                            113,991     125,378
  Accounts receivable, net                                           78,232     103,073
  Inventories                                                        53,652     103,703
  Deferred tax assets                                                   -        28,505
  Equipment and leasehold improvement
   advances to joint ventures                                        79,679      97,711
  Other current assets                                               18,730      10,402
                                                                 ----------- -----------
    Total current assets                                            533,962     816,193
Property and equipment, net                                          55,835      99,364
Manufacturing agreements, net
  and investments in joint ventures                                 165,011     166,953
Deposits and other assets                                            41,240      55,032
                                                                 ----------- -----------
                                                                   $796,048  $1,137,542
                                                                 =========== ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other accrued liabilities                   $235,987    $233,600
  Accrued salaries and benefits                                      15,738      41,832
  Current maturities of long-term
    and capital lease obligations                                    24,398      26,554
  Income taxes payable                                               29,027      38,053
                                                                 ----------- -----------
    Total current liabilities                                       305,150     340,039

Capital lease obligations and long term debt                         17,804      38,034
Other long-term obligations                                          10,313       3,126

Convertible subordinated notes                                      300,000     300,000
Commitments and contingencies                                             0           0

Shareholders' equity:
  Capital stock                                                     329,076     366,914
  Retained earnings (accumulated deficit)                          (166,295)     89,429
                                                                 ----------- -----------
    Total shareholders' equity                                      162,781     456,343
                                                                 ----------- -----------
                                                                   $796,048  $1,137,542
                                                                 =========== ===========

See Notes to the Unaudited Consolidated Condensed Financial Statements.

                                CIRRUS LOGIC, INC.
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                  (In thousands)
                                                                 Three Quarters Ended
                                                                 -----------------------
                                                                  Dec. 26,    Dec. 27,
                                                                    1998        1997
                                                                 ----------- -----------
Cash flows from operations:
  Net income (loss)                                               ($213,044)    $24,344
  Adjustments to reconcile net income (loss) to net
   cash flows from (used for) operations:
   Depreciation and amortization                                     52,787      56,094
   Deferred tax asset valuation allowance                            46,402         -
   Non-cash portion of restructuring charges                         16,470       4,405
   Write-off and write-down of property and equipment                 5,029         -
   Gain on sale of assets and other                                  (2,241)    (11,082)
   Compensation related to the issuance of
    certain employee stock                                            1,313         -
   Net change in operating assets and liabilities                    68,988      33,349
                                                                 ----------- -----------
        Net cash flows provided by (used for) operations            (24,296)    107,110
                                                                 ----------- -----------
Cash flows used for investing activities:
  Purchase of short-term investments                               (183,608)   (355,851)
  Proceeds from sales and maturities of short-term investments      194,995     310,625
  Additions to property and equipment                               (12,623)    (21,714)
  Proceeds from termination of UMC agreement                                     20,543
  Joint venture manufacturing agreements and
    investment in joint ventures                                     (7,500)    (32,500)
  Net proceeds from sale of assets                                    2,241      16,142
  Increase in deposits and other assets                             (23,035)    (16,771)
                                                                 ----------- -----------
        Net cash flows used for investing activities                (29,530)    (79,526)
                                                                 ----------- -----------
Cash flows used for financing activities:
  Proceeds from issuance of common stock                             11,280      14,344
  Borrowings on long-term debt                                                    5,980
  Payments on long-term debt and capital lease obligations          (22,086)    (26,503)
  Repurchase and retirement of common stock                         (93,111)        -
                                                                 ----------- -----------
        Net cash flows used for financing activities               (103,917)     (6,179)
                                                                 ----------- -----------
Increase (decrease) in cash and cash equivalents                   (157,743)     21,405
Cash and cash equivalents - beginning of period                     347,421     151,540
                                                                 ----------- -----------
Cash and cash equivalents - end of period                           189,678     172,945
                                                                 =========== ===========

Supplemental disclosure of cash flow information:
  Interest paid                                                     $22,652     $25,561
  Income taxes paid                                                  $9,012      $2,454



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

Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation. Such reclassfications had no effect on the results of operations or shareholders' equity.

2. Inventories

Inventories are comprised of the following:

                                             Dec. 26,    March 28,
                                               1998           1998
                                            ---------      ---------
                                                 (In thousands)
          Work-in-process                    $ 37,866       $ 66,558
          Finished goods                       15,786         37,145
                                            ---------      ---------
                   Total                     $ 53,652       $103,703
                                            =========      =========

During the third quarter of fiscal 1999 and for the first three quarters of fiscal 1999, the Company recorded $10.6 million and $30.7 million of charges respectively, to cost of sales for inventory write-downs associated with products being phased out in connection with the Company's 1999 restructuring plan.

3.  Shareholders' Equity

Stock Repurchase

During the first three quarters of fiscal 1999, pursuant to the Company's Board of Directors previously approved plan to repurchase up to 10 million shares of its common stock, the Company repurchased approximately 9.0 million shares of common stock at a cost of $93.1 million.

4. Income Taxes

In the third fiscal quarter of 1999, the Company did not provide for any income tax. Excluding the valuation allowance provided against the net deferred tax assets in the second quarter, the Company expects no net income tax provision in the current year. The Company expects foreign income taxes will be offset by the benefits of U.S. net operating losses.


5. Wafer Purchase Commitments

The Company has firm commitments to purchase wafers from joint venture partnerships in which it is a minority owner (MiCRUS and Cirent Semiconductor) and from other third party suppliers and will accrue losses to the extent firm wafer purchase commitments exceed its estimated wafer needs for the next six months. During the third quarter of fiscal 1999, and the first three quarters of fiscal 1999, the Company recorded $62.2 million and $89.8 million of charges, respectively to cost of sales related to these commitments.

6. Restructuring Costs, Gain on Sale of Assets and Other, Net

In September 1998, the Company announced a program to restructure its business to fully concentrate on its precision linear and mixed-signal positions in the mass storage, audio and high-precision data conversion markets. The program entailed a workforce reduction of 400 to 500 employees and restructuring charges of up to $500 million. In January 1999, the Company subsequently indicated that these charges may exceed $500 million. The Company indicated in the announcement that the timing of recording the restructuring charges was uncertain and dependent upon a number of different factors, including negotiations related to its joint ventures.

During the second quarter of fiscal 1999, the Company commenced certain activities related to its previously announced restructuring and recorded charges in the second quarter of fiscal 1999 related to those activities. These actions included an immediate workforce reduction along with write-downs and write-offs of obsolete inventory, equipment and facilities. In connection with these actions, the Company recorded a net restructuring charge of $28.5 million consisting of $4.3 million for workforce reductions, $8.2 million for write-downs or write-offs of equipment, intangibles and other assets, $10.0 million for facility commitments (net of $2.2 million reversal of previously accrued losses on facilities in connection with the third quarter, fiscal 1998 discontinuation of certain product development efforts in graphics products), and the remaining amount representing other committed liabilities and expenses. Approximately $21.0 million of the accrual is expected to be discharged through cash payments, of which approximately $10.6 million is expected to be paid in fiscal 1999.

During the third quarter of fiscal 1999, restructuring costs, gain on sale of assets and other, net, of $18.0 million includes $13.0 million related to the Company's continuation of its restructuring activities previously announced in the second quarter of fiscal 1999 and $5.0 million for write-downs and write-offs of property and equipment. The Company's restructuring activities for the third quarter of fiscal 1999 included the divestiture of non-core businesses and the outsourcing of the Fremont manufacturing test floor. In connection with these actions, the Company recorded a net restructuring charge of $13.0 million consisting of $4.2 million for work force reductions, $8.3 million for write-downs and write-offs of equipment and other assets relating to the Fremont manufacturing test floor, and the remaining amount representing other committed liabilities and expenses. Approximately $4.7 million of this third quarter accrual is expected to be discharged through cash payments in fiscal 1999.

In connection with the restructuring, the Company currently expects an additional workforce reduction of approximately 35 employees consisting of involuntary terminations, voluntary terminations, spin-offs and transfers with the sale of business segments. As of February 9, 1999, approximately 410 employees have been terminated. The Company anticipates that the implementation of the restructuring plan will be substantially complete by the end of fiscal 1999 and may consist of additional charges in subsequent periods related to the restructuring of the Company's wafer fabrication capacity and other fixed costs. In addition, to date the Company has made cash payments related to its fiscal 1999 restructuring charges of approximately $9.0 million.

During the first quarter of fiscal 1999, restructuring costs, gain on sale of assets and other, net, of $3.0 million, included $2.2 million relating to the recovery of a holdback from the fiscal 1997 sale of the PCSI's Infrastructure Product Group to ADC Telecommunications, Inc. and reversal of $0.8 million that had been previously accrued for losses on facilities in connection with the third quarter fiscal 1998 discontinuation of certain strategies and product development efforts in graphics products.

7. Net Income Per Share

The following table sets forth the computation of basic and diluted earnings per share (In thousands, except per share amounts):


                                                                                Quarter Ended        Three Quarters Ended
                                                                             Dec. 26,    Dec. 27,    Dec. 26,     Dec. 27,
                                                                              1998         1997        1998         1997
                                                                           -----------  ---------  -----------  ----------


Numerator:

Net income (loss)                                                           ($92,551)    $12,926    ($213,044)    $24,344

Denominator:

Denominator for basic net income (loss) per share - weighted-average shares    61,807     67,593       64,068      67,080

Dilutive common stock equivalents, using treasury stock method                      0      2,968            0       2,570
                                                                           -----------  ---------  -----------  ----------
Denominator for diluted net income (loss) per share                            61,807     70,561       64,068      69,650
                                                                           ===========  =========  ===========  ==========

Basic net income (loss) per share                                              ($1.50)     $0.19       ($3.33)      $0.36
                                                                           ===========  =========  ===========  ==========
Diluted net income (loss) per share                                            ($1.50)     $0.18       ($3.33)      $0.35
                                                                           ===========  =========  ===========  ==========



Incremental common shares attributable to exercise of outstanding options of 3,634,000 and 5,350,000 for the three and nine months ended December 26, 1998, respectively, were excluded from the computation of diluted net income per share because the effect would be antidilutive.

As of December 26, 1998, the Company had outstanding convertible notes to purchase 12,387,000 shares of common stock that were not included in the computation of diluted net income per share because the effect would be antidilutive.

8. Commitments

As of December 26, 1998, the Company is contingently liable for MiCRUS and Cirent equipment leases which have remaining payments of approximately $511 million, payable through fiscal 2005.

As of December 26, 1998, the Company had approximately $13 million of forward exchange contracts denominated in yen, which expire in March 1999.

9. Recently Issued Accounting Standards

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

The components of comprehensive income, net of tax, are as follows (in thousands):



                                                      Quarter Ended          Three Quarters Ended
                                                  Dec. 26,      Dec. 27,     Dec. 26,    Dec. 27,
                                                    1998          1997        1998        1997
                                                ------------   -----------  ----------  ----------
Net income (loss)                                 ($92,551)       $12,926   ($213,044)    $24,344
Change in unrealized (gain) loss on foreign
  currency translation adjustments                    1,772         (459)        1,477      (403)
                                                ------------   -----------  ----------  ----------
Total                                             ($90,779)       $12,467   ($211,567)    $23,941
                                                ============   ===========  ==========  ==========



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

10. Subsequent Events

Subsequent to December 26, 1998 and through February 1, 1999, the
Company has repurchased approximately 0.7 million shares of common stock at a total cost of approximately $7.0 million. The repurchases were made under a common stock repurchase program approved by the Board of Directors for the repurchase of up to 10 million shares of its Common Stock in the open market from time to time, depending upon market conditions, share price and other conditions. Through February 1, 1999, the Company has repurchased approximately 9.7 million shares of common stock at a total cost of approximately $100 million.

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



                                                           Percentage of Net Sales       Percentage of Net Sales
                                                                Quarter Ended              Three Quarters Ended
                                                           --------- ---------           --------- ---------
                                                            Dec. 26,  Dec. 27,  Percent   Dec. 26,  Dec. 27,  Percent
                                                             1998      1997     change     1998      1997     change
                                                           --------- --------- --------- --------- --------- ---------
    Net sales                                                   100%      100%      -36%      100%      100%      -25%

    Gross margin                                                -12%       39%     -120%       11%       39%      -79%
    Research and development                                     20%       20%      -35%       20%       20%      -26%
    Selling, general and administrative                          15%       12%      -22%       15%       13%      -12%
    Restructuring costs, gain on sale of assets and other, net   12%       -1%    -1215%        9%        0%    -2793%
    Income (loss) from operations                               -59%        8%     -578%      -33%        6%     -510%
    Income (loss) before income taxes                           -60%        8%     -601%      -33%        5%     -578%
    Provision for income taxes                                    -         2%     -100%        9%        2%      348%

    Net income (loss)                                           -60%        5%     -816%      -43%        4%     -975%



Net Sales

Net sales for the third quarter of fiscal 1999 were $153.1 million, a decrease of 36% from $240.8 million for the third quarter of fiscal
1998. Revenues in the third quarter of fiscal 1998 included amounts from businesses subsequently divested by the Company. Revenues from divested businesses in the third quarter of fiscal 1999 were $22.2 million compared to $65.7 million in the third quarter of fiscal 1998. Excluding revenues from divested businesses, net sales from core businesses, consisting of mass storage, audio and high-precision data conversion, decreased approximately $43.9 million due primarily to decreased unit volumes and selling prices from the Company's mass storage products which were somewhat offset by increased unit volume sales from the Company's audio products.

Net sales for the first three quarters of fiscal 1999 were $500.7 million, a decrease of 25% from $666.4 million for the first three quarters of fiscal 1998. Revenues from divested businesses in the first three quarters of fiscal 1999 were $98.4 million compared to $177.9 million in the first three quarters of fiscal 1998. Excluding revenues from divested businesses, net sales from core businesses decreased by $86.2 million due primarily to decreased unit volumes and selling prices from the Company's mass storage products which were somewhat offset by increased unit volume sales from the Company's audio products.

Export sales (including sales to U.S.-based customers with manufacturing plants overseas) were 78% and 53% of total sales in the third quarter of fiscal 1999 and fiscal 1998, respectively, and were 72% and 54% for the first three quarters of fiscal 1999 and 1998, respectively. The increases in export sales as a percentage of total sales were related primarily to a reduction in sales to certain U.S. - based mass storage customers.

The Company's sales are currently denominated primarily in U.S.
dollars. The Company currently enters into foreign currency forward exchange and option contracts to hedge certain of its foreign currency exposures.

Sales to two customers comprised each of approximately 13% of sales in the first three quarters of fiscal 1999. Sales to two customers were approximately 21% and 11% of sales in the first three quarters of fiscal 1998.

Gross Margin

Gross margin was negative 12% in the third quarter of fiscal 1999 compared to 39% for the third quarter of fiscal 1998.  Gross margin was
11% in the first three quarters of fiscal 1999 compared to 39% in the
first three quarters of fiscal 1998.   Included in the gross margin for
the third quarter of fiscal 1999 was $62.2 million of charges related to wafer purchase commitments for MiCRUS and Cirent, the Company's joint ventures, $10.6 million of inventory write-downs associated with products related to businesses being phased out. Gross margin for the second quarter of fiscal 1999 included $20.1 million of inventory write downs associated with products related to businesses in the process of being phased out and $27.7 million of charges related to wafer purchase commitments for MiCRUS. Excluding these charges, gross margin would have been 39% in the third quarter of fiscal 1999 and 36% for the first three quarters of fiscal 1999. Gross margin for the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998 remained flat primarily due to increases in unit volumes of the Company's audio products offset by lower demand in the Company's divested business products. The decrease in gross margins for the first three quarters of fiscal 1999 compared to the same period of fiscal 1998 were due to lower demand in the fiscal 1999 divested businesses.

Research and Development

Research and development expenses for the third quarter of fiscal 1999 were $31.1 million, a decrease of 35% from $47.7 million in the third quarter of fiscal 1998, and were consistent at 20% of sales in each of these quarters. Research and development expenses for the first three quarters of fiscal 1999 were $100.8 million, a decrease of 26% from $136.6 million in the first three quarters of fiscal 1998 and were also consistent at 20% of sales. The decreases in research and development expense for each of the third quarter and first three quarters of fiscal 1999 compared to the same period of fiscal 1998 were due to the Company restructuring efforts to concentrate research and development efforts related to its mass storage, audio and high-precision data conversion markets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the third quarter of fiscal 1999 were $22.7 million, a decrease of 22% from $29.2 million in the third quarter of fiscal 1998 and increased from 12% to 15% of sales. Selling, general and administrative expenses in the first three quarters of fiscal 1999 were $76.6 million, a decrease of 12% from $87.1 million in the first three quarters of fiscal 1998 and increased from 13% to 15% of sales. Increases in selling, general and administrative expenses as a percentage of sales is primarily due to sales decreasing at a rate faster than selling, general and administrative expenses.

Restructuring Costs, Gain on Sale of Assets and Other, Net

During the third quarter of fiscal 1999, restructuring costs, gain on sale of assets and other, net, of $18.0 million includes $13.0 million related to the Company's continuation of its restructuring activities previously announced in the second quarter of fiscal 1999 and $5.0 million for write-downs and write-offs of property and equipment. The Company's restructuring activities for the third quarter of fiscal 1999 included the divestiture of non-core businesses and the outsourcing of the Fremont manufacturing test floor. In connection with these actions, the Company recorded a net restructuring charge of $13.0 million consisting of $4.2 million for work force reductions, $8.3 million for write-downs and write-offs of equipment and other assets relating to the Fremont manufacturing test floor, and the remaining amount representing other committed liabilities and expenses. Approximately $4.7 million of this third quarter accrual is expected to be discharged through cash payments in fiscal 1999. The Company anticipates that the implementation of the restructuring plan will be substantially complete by the end of fiscal 1999 and may consist of additional charges in subsequent periods related to the restructuring of the Company's wafer fabrication capacity, sale and divestiture of certain business segments and other fixed costs.

During the second quarter of fiscal 1999, the Company commenced certain activities related to its previously announced restructuring and recorded charges in the second quarter of fiscal 1999 related to those activities. These actions included an immediate workforce reduction along with write-downs and write-offs of obsolete inventory, equipment and facilities. In connection with these actions, the Company recorded a net restructuring charge of $28.5 million consisting of $4.3 million for workforce reductions, $8.2 million for write-downs or write-offs of equipment, intangibles and other assets, $10.0 million for facility commitments (net of $2.2 million reversal of previously accrued losses on facilities in connection with the third quarter, fiscal 1998 discontinuation of certain product development efforts in graphics products), and the remaining amount representing other committed liabilities and expenses. Approximately $21.0 million of the accrual is expected to be discharged through cash payments, of which approximately $10.6 million is expected to be paid in fiscal 1999.

During the first quarter of fiscal 1999, restructuring costs, gain on sale of assets and other, net, of $3.0 million included $2.2 million relating to the recovery of a holdback from the fiscal 1997 sale of the Infrastructure Product Group of the Company's PCSI subsidiary to ADC Telecommunications, Inc. and $0.8 million that had been previously accrued for losses on facilities in connection with the third quarter of fiscal 1998 discontinuation of certain strategies and product development efforts in the graphics products.

Income Taxes

The provision for income taxes for the third fiscal quarter of 1999 is zero. Excluding the valuation allowance provided against the net deferred tax assets in the second quarter, the Company expects no net income tax provision in the current year. The Company expects foreign income taxes will be offset by the benefits of U.S. net operating losses.

FASB Statement 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In the second quarter the Company provided a valuation allowance equal to its net deferred tax assets due to uncertainties regarding their realization. The realizability of the deferred tax assets will be evaluated on a quarterly basis.

Liquidity and Capital Resources

The Company used approximately $24.3 million of cash and cash equivalents in its operating activities during the first three quarters of fiscal 1999 and generated approximately $107.1 million during the first three quarters of fiscal 1998. The cash used by operations in the first three quarters of fiscal 1999 was primarily due to a net loss of $213.0 million of which $93.7 million was related to non-cash transactions unique to the first three quarters of fiscal 1999 compared to net income of $24.3 million in the first three quarters of fiscal 1998.

The Company used $30.0 million in cash in investing activities during the first three quarters of fiscal 1999 compared to $79.5 million during the comparable period of fiscal 1998. The primary reason for the change is that in the first three quarters of fiscal 1999 the Company had a net positive inflow of cash due to maturities of short-term investments while in the first three quarters of fiscal 1998 the Company had a net outflow of cash due to the investment of cash and cash equivalents in short-term investments.

Financing activities used $103.9 million in cash during the first three quarters of fiscal 1999 while using $6.2 million during the comparable period of fiscal 1998. The primary reason for the change is that during the first three quarters of fiscal 1999,the Company repurchased $93.1 million worth of its common stock.

The semiconductor industry is extremely capital intensive. The Company has made investments in various external manufacturing arrangements and in its own facilities. The Company obtained most of the necessary capital through direct or guaranteed equipment lease financing with the balance through debt, equity financing, and cash balances. The Company remains contingently liable as guarantor or co-guarantor for equipment leases at its semiconductor fabrication joint ventures, MiCRUS and Cirent, which have remaining payments of approximately $511 million due through fiscal 2005. As of December 26, 1998, the Company does not have any other commitments related to its joint venture relationship with MiCRUS or Cirent. However, as part of the restructuring announced in September 1998, the Company indicated that it intended to reduce by up to 70% its fixed wafer manufacturing capacity at its joint venture facilities. Currently the Company has commenced negotiations related to both joint ventures in an attempt to restructure, sell or reduce its current fixed commitments. There can be no assurance that the Company will be able to successfully negotiate the reduction of fixed commitments at its joint ventures or that it will be able to do so on terms favorable to the Company. Should the Company not be able to restructure or reduce its existing equipment lease commitments with its joint ventures, the Company will remain obligated under such commitments.

The Company is highly leveraged.  As of December 26, 1998, the
Company's ratio of total debt to equity (expressed as a percentage) was 210%.


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

The Company must order wafers and build inventory well in advance of product shipments. Because the Company's markets are volatile and subject to rapid technology and price changes, there is a risk that the Company will forecast inaccurately and produce excess or insufficient inventories of particular products. This inventory risk is heightened because many of the Company's customers place orders with short lead times. Such inventory imbalances have occurred in the past and in fact contributed significantly to the Company's operating losses in fiscal 1997 and 1996. These factors increase not only the inventory risk but also the difficulty of forecasting quarterly operating results. Moreover, as is common in the semiconductor industry, the Company frequently ships more products in the third month of each quarter than in either of the first two months of the quarter, and shipments in the third month are higher at the end of that month. The concentration of sales in the last month of the quarter contributes to difficulty in predicting the Company's quarterly revenues and results of operations.

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

Issues Relating to Manufacturing and Manufacturing Investment

The Company participates in joint ventures with International Business Machines Corp. ("IBM"), the MiCRUS joint venture, and Lucent Technologies, the Cirent Semiconductor joint venture, under a series of agreements intended to secure a committed supply of wafers from manufacturing facilities operated by the joint ventures. The joint ventures are controlled by IBM and Lucent Technologies, respectively, and are dependent on the controlling partners' advanced proprietary manufacturing process technologies and manufacturing expertise. These agreements include wafer purchase agreements under which the Company is committed to purchase a fixed percentage of the output of the joint venture manufacturing facilities. As a result, the operating results of the Company may be more sensitive to changing business conditions, as anticipated decreases in revenues could cause the Company to decide to not fulfill its wafer purchase obligations. This would result in charges to the Company from the joint ventures in amounts intended to cover the joint ventures fixed costs related to the shortfall in wafer orders from the Company. The Company determines any estimated shortfalls in such purchase commitments over the short-term (six-months) and accrues such amounts to the extent they would result in inventory losses were the Company to fulfill the commitment and take delivery of the related inventory. The Company's gross margins and earnings were adversely impacted by such charges in the amounts of $62.2 million, $27.7 million, $53.0 million, $22.0 million, $12.1 million, $7.8 million and $6.2 million in the third and second quarters of fiscal 1999, fourth quarter of fiscal 1998, the fourth and second quarters of fiscal 1997 and the second and first quarters of fiscal 1996, respectively. With its other foundry sources, the Company becomes committed upon placing orders and is subject to penalties for cancellations.

During fiscal 1998 and the first three quarters of fiscal 1999, excess production capacity in the industry led to significant price competition between merchant semiconductor foundries and the Company believes that in some cases this resulted in pricing from certain foundries that was lower than the Company's cost of production from its manufacturing joint ventures. The Company experienced pressures on its selling prices during fiscal 1998, which had a negative impact on its results of operations and it believes that this was partially due to the fact that certain of its competitors were able to obtain more favorable pricing from such foundries.

Certain provisions of the MiCRUS and Cirent Semiconductor agreements may cause the termination of the joint venture in the event of a change in control of the Company. Such provisions could have the effect of delaying, deferring or preventing a change of control of the Company.

In connection with the financing of its operations, the Company has borrowed money and entered into substantial equipment lease obligations. The Company's ability to meet its debt service and other obligations will be dependent upon the Company's future performance, which will be subject to financial, business, and other factors affecting the operations of the Company, many of which are beyond its control.

As part of the restructuring announced in September 1998, the Company announced its goal to reduce by up to 70% its fixed wafer manufacturing capacity at its joint venture facilities. Currently, the Company has commenced negotiations related to both joint ventures in an attempt to restructure, sell or reduce its current fixed commitments. It might be necessary for the Company to take further material restructuring charges as the result of these negotiations once they are concluded. The timing and size of any such charges, however, is uncertain at this time. There can be no assurance that the Company will be able to successfully negotiate the reduction of fixed commitments at its joint ventures or that it will be able to do so on terms favorable to the Company. Until the Company is able to restructure or reduce its existing fixed wafer commitments at its joint venture facilities, the Company's future results of operations will be adversely impacted.

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

Dependence on PC Market

Although the Company's future direction is to emphasize market opportunities in mass storage, consumer electronics and industrial automation, sales of many of the Company's products will continue to depend largely on sales of personal computers (PCs). Reduced growth in the PC market could affect the financial health of the Company as well as its customers. Moreover, as a component supplier to PC OEMs and to peripheral device manufacturers, the Company is likely to experience a greater magnitude of fluctuations in demand than the Company's customers themselves experience. In addition, many of the Company's products are used in PCs for the consumer market, and the consumer PC market is more volatile than other segments of the PC market.

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

During the last half of fiscal 1998, major companies in the disk drive industry, including certain of the Company's customers, reported declines in business. In addition, the Company's mass storage products were not designed into a major customer's next generation product which is expected to run in fiscal 1999. Consequently, these factors have had an adverse impact on the mass storage division's revenue for the first nine months of fiscal 1999 and are expected to continue throughout at least the rest of fiscal 1999.

Issues Relating to Consumer Electronics Products

Most of the Company's revenues in the consumer electronics arena are in the multimedia audio market and are derived from the sales of audio codecs and integrated 16-bit codec-plus-controller solutions for the PC market and consumer electronics equipment. In the PC market, pricing pressures have forced a transition from multi-chip solutions to products that integrate the codec, controller and synthesis functions into a single IC. The Company's revenues from the sale of PC audio products in fiscal 1999 are likely to be significantly affected by the introduction of cost reduced, fully-integrated, single-chip audio ICs. Moreover, aggressive competitive pricing pressures have adversely affected and may continue to adversely affect the Company's revenues and gross margins from the sale of audio ICs. In addition, the introduction of new audio products from the Company's competitors, the introduction of media processors and the introduction of MMX processors with multimedia features by Intel Corporation could adversely affect revenues and gross margins from the sale of the Company's audio products.

Three-dimensional, spatial-effects audio became an important feature in fiscal 1998, primarily in products for the consumer electronics marketplace. If the Company's spatial-effects audio products do not meet the cost or performance requirements of the market, revenues from the sale of audio products could be adversely affected.

Issues Relating to Industrial Products

Industrial Products is a very broad market with many well established competitors. The Company's ability to compete in this market will be adversely affected if it cannot establish broad sales channels or if it does not develop and maintain a broad enough product line to compete effectively. In addition, the customer product design-in time is long. Customer delays in product development and introductions create risk relative to the Company's revenue plans. Further, the Company's products in this market are technically very complex. The complexity of the products contributes to risks in getting products to market on a timely basis, which could impact the Company's revenue plans. The scarcity of analog engineering talent also contributes to risks related to product development and introduction timing in this market.

During the last half of fiscal 1999, there has been a significant change in the Company's data converter business related to the seismic industry. As oil reserves are at a record high and oil prices have fallen to historical lows, capital investment in oil field exploration and monitoring has been dramatically curtailed. Consequently, these factors are expected to have an adverse impact on the Industrial Products revenues through at least the first half of fiscal year 2000.

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

The Company currently has a project plan in place to address the Year 2000 Issue with its internal systems and Third Parties which is designed to deal with its most critical systems and processes first. Those identified as "mission critical" are systems and/or processes whose failure would cause a material impact on the Company's operations and financial statements. The project plan includes the identification, assessment, testing, remediation/validation and the development of contingency plans of the Company's Year 2000 issues primarily through the use of internal personnel. In addition, the Company has engaged the services of external consultants to provide Year 2000 progress assessment of the Company's efforts. The external consultants reviews the Company's activities regarding Year 2000 readiness and will provide recommendations designed to improve the Company's Year 2000 readiness.

In the third quarter of calendar year 1996, the Company began a program to replace mission-critical internal business systems. The decision to purchase software to replace these systems was made primarily in order to meet the Company's future business requirements, which included consideration of Year 2000 Issues. The Company is currently in the process of installing software licensed from SAP America, Inc. The first phase of this project was completed in June of 1998 and included finance, sales and logistics. The second phase of the project will include manufacturing and human resource systems is estimated to be completed by July of 1999. This multi-phased implementation is expected to cover all major internal business systems used by the Company. While the Year 2000 compliance is an important software feature the Company considered when purchasing the software replacement, the Company's decision to replace mission critical business systems was primarily to make important functional improvements necessary to remain competitive in the current business environment. Therefore, the Company has not allocated a portion of the total project cost as a Year 2000 Issue. The Company does not believe that any incremental project costs associated with Year 2000 compliance to be material, as this feature was included with the software purchased by the Company to satisfy its business needs. The Company presently believes that with the installation of this software into its internal business systems, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. Therefore, the Company is currently developing contingency plans in the event mission critical systems are not Year 2000 compliant.

All product related assessments and testing are expected to be completed by April, 1999. To date, 70% of products have been tested and found to be Year 2000 compliant. A list of compliant products is available on the Company's web site (www.cirrus.com). The Company considers a product or system to be Year 2000 compliant if the date/time data is accurately processed (included, but not limited to, calculating, comparing, and sequencing) from, into and between the twentieth and twenty-first centuries, and the years 1999 and 2000 along with leap year calculations. To date, the Company has not identified any non-compliant products and therefore, no material cost have been incurred with respect to remediation. The Company expects to complete a preliminary estimate of Year 2000 costs related to product compliance during the first quarter of calendar 1999. The Company believes that it is unlikely to experience a material adverse impact on its financial condition or results of operations due to product related Year 2000 compliance issues. However, since the assessment process is ongoing, Year 2000 implications are not fully known, and potential liability issues are not clear. Therefore, the full potential impact of the Year 2000 on the Company is not known at this time.

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

The Company's project plan also includes a comprehensive program to assess the Year 2000 compliance of its key suppliers. The Company has initiated formal communications with its significant suppliers and financial institutions to determine the extent to which the Company is vulnerable to those Third Parties who fail to remedy their own Year 2000 Issues. As of January 1999, the Company has contacted its significant suppliers and financial institutions and has received assurances of Year 2000 compliance from a number of those contacted.
To date Company has received responses to its initial inquiries from 100% of its mission critical suppliers. However, failure of these mission critical suppliers to be compliant would result in manufacturing shut-downs for a certain period of time. The Company is currently taking steps to assess whether these suppliers are taking all the appropriate actions to fix any year 2000 issues they might have and to be prepared to continue functioning effectively as a supplier to the Company. However, as there can be no guarantee that the Company's suppliers will be Year 2000 compliant prior to the millennium, many significant suppliers have been second sourced and contingency plans are being during the first calendar quarter of 1999. Contingency plans related to mission critical suppliers that are not considered to be making adequate steps to ensure Year 2000 compliance consist of the identification of substitutes and second-source suppliers, and in certain situations includes a planned increase in the level of inventory carried. No material cost related to Year 2000 compliance of Third Parties have been incurred to date. The Company believes that its reasonably most likely worst case Year 2000 scenario would involve problems with the systems of its Third Parties rather than with the Company's internal systems or its products. However, based upon information communicated to the Company from Third Parties, management believes that it is unlikely to experience a material adverse impact due to problems related to Third Parties and expects that the cost of these projects over the next two years will not have a material effect on the Company's financial position or overall trends in results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

        Not applicable.

Part II.  Other Information

Item 1.  Legal Proceedings

None.

Item 5.  Other Information

On February 8, 1999, the Company announced that David D. French, president and chief operating officer, was added to the board of directors of the Company and named president and chief executive officer. Michael L. Hackworth, former chief executive officer, remains chairman of the board.

Item 6.  Exhibits and Reports on Form 8-K

 a.  Exhibits

Exhibit 12.1    Statement Regarding Computation of Ratios of
Earnings to Fixed Charges

 b.  Reports on Form 8-K

None.

                                   CIRRUS LOGIC, INC.
                                   (Registrant)


February 9, 1999              /s/ Ronald K. Shelton
Date                          Ronald K. Shelton
                              Vice President, Finance, Chief Financial Officer,
                              Principal Accounting Officer, and Treasurer