Form 10-K405
period 1999-03-27
CIRRUS LOGIC INC
filed 1999-06-16
CIK 772406

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED MARCH 27, 1999

                         COMMISSION FILE NUMBER 0-17795

                               CIRRUS LOGIC, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      77-0024818
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

                   3100 WEST WARREN AVENUE, FREMONT, CA 94538
               (Address of principal executive offices)(Zip Code)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (510) 623-8300

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE
                        PREFERRED SHARE PURCHASE RIGHTS
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]

     Aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of April 24, 1999 was approximately $370,203,000 based upon the closing price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     The number of outstanding shares of the registrant's common stock, $0.001 par value, was 60,171,185 as of April 24, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders to be held July 29, 1999 are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

     Cirrus Logic, Inc., ("Cirrus Logic" or the "Company") was reincorporated in the state of Delaware on February 17, 1999. Prior to this date, the Company had been incorporated in California since February 3, 1984, as the successor to a research corporation which had been incorporated in Utah in 1981. The Company commenced operations in November 1984. This Form 10-K contains forward-looking statements within the meaning of the Private Securities Reform Litigation Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include the timing and acceptance of new product introductions, the actions of the Company's competitors and business partners, and those discussed below in Management's Discussion & Analysis.

     Cirrus Logic designs and manufactures integrated circuits that employ precision linear and advanced mixed-signal processing technologies. The Company's products, sold under its own name and the Crystal product brand, enable system-level applications in mass storage (magnetic and optical), audio (consumer, professional and personal computer) and precision data conversion (industrial and communications).

     The Company serves a broad customer base in the markets of mass storage, industrial, and audio markets. Key customers among these markets include Acer, Analogic, Apple, Chesapeake Sciences, Dell, ECI Telecom, Fujitsu, Hewlett Packard, Hitachi, IBM, Intel, JVC, Nokia, Scientific Atlanta, Seagate, Sony and Western Digital.

MARKETS AND PRODUCTS

     Cirrus Logic targets large existing markets, as well as emerging markets that derive value from the Company's expertise in advanced mixed-signal processing, embedded processors and application-specific algorithms. The Company applies its analog, digital, and mixed-signal design capabilities, systems-level engineering and software expertise to create highly integrated solutions that enable its customers to differentiate their products and reduce their time to market. These solutions are implemented primarily in Integrated Circuits (ICs) and related software, but may also include subsystem modules or system equipment designs and related software.

     Within the major markets currently served, represented by mass storage, audio and industrial electronics, the Company's products address key system-level applications including magnetic and optical mass storage, consumer audio and industrial measurement and control, and to a lesser extent product areas addressing multimedia (graphic, video, and audio), wide area and local area networking, handheld and portable computing and communication devices.

     In the second quarter of fiscal 1999, the Company launched a major initiative to refine its business strategy and revitalize growth through concentration on its leadership positions in embedded applications for mass storage, audio and precision data conversion markets. This initiative included the phasing out of certain non-profitable and non-strategic businesses along with reducing the Company's total fixed wafer fabrication capacity by approximately 70%. The Company has since divested its Communications and PC Modems businesses in addition to outsourcing its PC graphics support. Further, the Company's future direction is to de-emphasize new product developments targeted primarily for the PC motherboard and emphasize non-PC motherboard market opportunities in mass storage, audio and precision data conversion. However, sales of many of the Company's products will continue to depend largely on the sales of PCs.

MASS STORAGE

     The Mass Storage business is comprised of both the Magnetic Storage and Optical Storage product divisions.

  Magnetic Storage

     The Company supplies integrated circuits that perform the key electronics functions contained in advanced magnetic and removeable disk drives. Since pioneering the IDE (integrated drive electronics) standard for embedded disk drive controllers in 1986, the Company has helped engineer the development of higher capacity 3.5-inch disk drives for desktop computers and workstations and 2.5-inch form factor drives for portable computers. The Company started mass storage activities as a leading merchant supplier of controllers to the disk drive market. In fiscal 1995, the Company continued its strategy of expanding its opportunity in the disk drive electronics market by pioneering development of CMOS digital read channels. In fiscal 1999, the Company introduced the industry's first integration of a hard disk controller, a read channel and a microprocessor ("3CI"), offering extremely high integration, as well as the industry's first open architecture solution embodying the ARM microprocessor. The open architecture development was carried out collaboratively with Lucent Microelectronics, with a goal of providing software compatible solutions from two of the major suppliers of hard disk microelectronics. The Company's mass storage customers during fiscal 1999 included Western Digital, Fujitsu, Hitachi, Seagate and Sony. The following mass storage products are expected to be the most important in the near term:

     DESCRIPTIONS                       KEY FEATURES                          STATUS
     ------------                       ------------                          ------
Advanced                Advanced data handling and error-             In production
Architecture PC         detection/correction capabilities for data    (UDMA33) and
AT-UDMA33/66 Disk       integrity in high-performance hard disk       sampling
Controllers             drives. Multiple products.                    (UDMA66).

Digital PRML            Single-chip digital read/write channel        In production
Read/Write              solutions. Advanced digital signal            (330 Mbits/s)
Channels                processing algorithms allow more data per     and sampling
                        disk. Multiple products.                      (500 Mbits/s).

Single-chip 1394        Single-chip IEEE 1394 (Firewire) CMOS disk    Sampling.
Disk Controller         controller incorporating the mixed-signal
                        PHY layer and Link layer.

Single-chip Drive       Single-chip open architecture electronics     Sampling.
Electronics Platform    solution incorporating the PRML Read
                        Channel, PC AT UDMA66 Disk Controller, ARM
                        16-bit RISC processor, micro-DSP, ROM, RAM
                        and Servo Logic.

     The Company offers a broad family of magnetic storage controller products for the AT IDE, UDMA and IEEE 1394 (Firewire) interface standards. To achieve the high recording densities required by disk drives, the Company has pioneered a number of controller innovations, including 88-bit Reed-Solomon error correction, zone-bit recording and split-data fields.

  Optical Storage

     The Company supplies integrated circuits that perform key electronics functions in advanced optical disc drives. The Company entered the optical storage market in fiscal 1995 with a CD-ROM decoder product, followed by three more generations of CD-ROM decoders with read speeds of up to 45x. In fiscal 1997, the first CD-R/CD-RW encoder/decoder products were introduced and are currently on their third generation, supporting up to 10x write and 40x read speeds. During fiscal 1999, the Company's optical storage business transitioned from CD-ROM decoder to CD-R/RW encoder/decoder products.

     In 1998, the Company announced its entry into the DVD drive electronics market. The DVD Drive Manager integrates on one piece of silicon the RF Amp circuitry, PRML read channel, full servo subsystem, ECC and decoder for both DVD and CD-ROM drives and CSS decryption circuitry. The DVD Drive Manager can be used for either DVD-ROM or DVD-Player applications.

     The Company's optical storage customers include Sony and JVC. The following optical storage products are expected to be most important in the near term:

     DESCRIPTIONS                       KEY FEATURES                          STATUS
     ------------                       ------------                          ------
ATAPI CD-R/RW           Handles both CD-R and CD-RW formats. Up to    In production.
(Recordable/Rewritable) 40x read and 10x write. Ultra DMA 33. High
Encoder/Decoder         performance and automation. Multiple
                        products.
Integrated DVD Drive    High integration DVD Drive Electronics,       Sampling.
  Manager               incorporating PRML Read Channel, servo
                        control and decoder functions for DVD-ROM
                        and DVD-Player applications.

AUDIO

     The Audio division currently offers over 100 products for the computer, consumer and professional/automotive audio markets.

     The Company is the leading supplier of stereo codecs for the Personal Computer (PC) market including ISA, AC-97 and serial interface codecs. These mixed signal devices use the company's delta sigma technology to provide high-quality audio for input and output functions of PC audio products, including those that offer 3D processing, SoundBlaster, Microsoft Sound compatibility and music synthesis. The Company also has PCI DSP controller products which provide special effects processing allowing PC game players to perceive sound as coming from various points around them in a 3-D space, sound equalizers, acoustic echo cancellation for exceptional internet audio and acceleration for Microsoft Direct Sound and other interfaces such as A3D and EAX. Customers include Acer, Apple, Dell, IBM and Hewlett Packard.

     The Company's consumer business supplies products for the high-fidelity audio market including analog-to-digital and digital-to-analog converters and codecs and a family of DSP-based audio decoders that support the major audio standards such as Dolby AC-3, DTS, 5.1 Channel MPEG audio decoding, THX and other effect processing. The product applications include audio/video amplifiers, set-top audio decoders, digital audio tapes, CD players, powered speakers and video CD players. Customers include Harman Cardon, Nokia, Pace, Panasonic and Sony.

     The Company's third area is the professional/automotive market where the product line includes very high performance analog-to-digital and digital-to-analog converters and digital audio transmitters, transceivers and receivers. Product applications include high-end professional recording equipment, high performance digital mixing consoles, special effects digital signal processors and automotive stereo systems. The following audio products are expected to be the most important in the near term:

     DESCRIPTIONS                       KEY FEATURES                          STATUS
     ------------                       ------------                          ------
Audio Codecs            Analog-to-digital and digital-to-analog       In production.
                        converters for PC, consumer equipment,
                        computer workstation audio. Multiple
                        products. (AC-97, I2S and other serial
                        formats)
ISA Audio Codecs        High-integration ISA bus PC audio             In production.
                        controllers. Highest audio quality, Sound
                        Blaster and FM synthesis with Optional 3D
                        audio effects. Multiple products.
Multi-Standard,         Home entertainment systems meeting multiple   In production.
  Multi-Channel Audio   popular standards (Dolby, Digital Theatre
  Decoders              Systems, MPEG-2) with single-chip solutions.
Analog-to-Digital,      Consumer applications such as A/V equipment,  In production.
  Digital-to-Analog     portable CD, mini disc & MP3 players, high
  Converters            end professional recording equipment, high
                        performance digital mixing consoles and
                        laptop computers.

     DESCRIPTIONS                       KEY FEATURES                          STATUS
     ------------                       ------------                          ------
High Performance        High performance digital mixing consoles.     In production and
Sample Rate                                                           sampling.
Converters
DSP with Integrated     Special effects digital signal processors     In production.
  High Performance
  Codec
PCI Audio               High-integration PCI bus PC audio             In production.
  Controllers           controllers. Range of low-cost to
                        high-Performance DSP-based solutions. DSP
                        solutions offer advanced audio processing
                        such as 3D positioning for games, wavetable
                        music synthesis & sound Equalization.
                        Multiple products.

PRECISION DATA CONVERSION

     The Precision Data Conversion business includes the Industrial and Communications division which is comprised of both the Precision Mixed-Signal and Communications product lines.

  Precision Mixed-Signal

     The Company designs, manufactures and markets advanced analog and digital integrated circuits for data acquisition, instrumentation and imaging applications. The Company's Crystal brand is recognized for providing high-performance mixed-signal and signal processing solutions to these markets. The Company's broad line of analog-to-digital converters consist of general-purpose and low-frequency measurement devices. These circuits use patented self-calibration techniques with both delta sigma, successive approximation and pipeline architectures to improve accuracy and eliminate expensive discrete analog components.

     In addition to supporting a discrete product family, the Company's advanced mixed-signal expertise design techniques are applied to IC solutions across the Company's product line. The Company is an acknowledged leader in precision analog circuits and mixed-signal applications and the exploitation of this expertise is an important component of the Company's strategy.

     The Company's product family includes more than 100 products used in industrial automation, instrumentation, medical, military and geophysical applications. The Company's customers include National Instruments, Rockwell Automation and Schlumberger.

  Communications

     The Company develops and markets products that address the needs of the Local Area Network (LAN), Wide Area Network (WAN), and internet environments. The following communications products are expected to be the most important in fiscal 2000:

    DESCRIPTIONS                          KEY FEATURES                           STATUS
    ------------                          ------------                           ------
Local Area Network           Highest level of integration,                 In production.
Controllers                  simplified design of 10BASE-T and
                             10/100 local area network controllers
                             and single and multi-channel analog
                             front ends for motherboards, interface
                             cards and network equipment. Two
                             products.
T1/E1 Line Interface         Broad family of high-performance,             In production.
  Controllers                mixed signal devices for interfacing
                             network equipment and end-user
                             equipment to T1 and E1 lines. Multiple
                             products.

     Some of the industry firsts include: monolithic T1 line interface, CMOS coax Ethernet Transceiver, low power system-on-a-chip for internet enabled appliances.

     The Company's specific product offerings within each key market environment include the following:

        LAN -- Physical layer interface ICs (PHYs), Ethernet 10/100 Transceivers, and Ethernet controllers provide the analog-to-digital and digital-to-analog conversion and Media Access Control (MAC) for Ethernet LAN connections.

        WAN -- Universal T1/E1 Line Interface Units (LIU) and framers.

PC GRAPHICS AND VIDEO

     The Company is a supplier of graphics accelerators and integrated graphics/video accelerators for desktop and portable PCs. While the Company has discontinued any further product development efforts in the PC graphics market, it plans to continue support of current products to major OEMs and add-in card manufacturers.

EMERGING PRODUCT OPPORTUNITIES

     The Company is also engaged in developing and is producing high-integration system-on-a-chip solutions for several emerging applications through the incorporation of the Company's system peripherals and mixed signal components with a CPU core licensed from ARM Limited (ARM). The Company's focus is on the Application Specific Standard Product (ASSP) device category intended to offer standard products in the areas of handheld information appliances, industrial computing systems, portable digital audio solutions, and network/internet computing devices. The Company is currently developing and is in the early production stage of a family of system-on-a-chip products for the handheld market and for the television-based internet connection market.

MANUFACTURING

     Historically, the Company relied for its wafer manufacturing needs upon merchant wafers manufactured by outside suppliers. In much of 1994 and 1995, the merchant market was unable to meet demand, and the Company's merchant wafer suppliers sought to limit the proportion of wafers they sold to any single customer, which further restricted the Company's ability to buy wafers. Wafer shortages increased the Company's supply costs and at times prevented the Company from meeting the market demand for its own products. In response to its rapid growth, and to historical and anticipated supply shortages, the Company began pursuing a strategy to expand its wafer supply sources by taking direct ownership interests in wafer manufacturing joint ventures.

     In 1994, the Company and IBM formed MiCRUS, a manufacturing joint venture that produces wafers for both companies. MiCRUS began operations in 1995. In July 1996, the Company and Lucent Technologies formed Cirent Semiconductor, a manufacturing joint venture that produces wafers for both companies. Cirent Semiconductor began operations in 1997. In addition, the Company has continued to rely on merchant wafer suppliers for a portion of its wafer requirements.

     During fiscal 1999, the Company reassessed its manufacturing capacity needs and reevaluated the carrying value of the assets recorded in connection with both the MiCRUS and Cirent joint ventures. This revaluation was necessitated by the joint venture wafer purchase commitment charges that were recorded in the second, third and fourth quarters of fiscal 1999 and restructuring of the Company's operations, along with the future expected decreases in sales, gross margins and cash flows from the manufacture and sale of the Company's products produced by the joint ventures. Expected undiscounted future cash flows were not sufficient to recover the carrying value of such assets. Therefore, an impairment loss of $188.4 million was recognized in the fourth quarter of fiscal 1999 based on the excess of the carrying value of the manufacturing agreements and other assets over the fair value, calculated using expected discounted cash flows for both MiCRUS and Cirent. See Note 6 to the Notes to the Consolidated Financial Statements.

     Since September 1998, the Company has been in negotiations with each of IBM and Lucent to divest its ownership interest in MiCRUS and Cirent, respectively. While the Company has yet to complete agreements in either of these transactions, it believes it is close to an agreement with each joint venture partner. The proposed transactions would result in the Company's exit from its ownership of capacity at MiCRUS and

Cirent with contractual obligations for wafer supply at reduced levels through calendar year 2000, after which the Company will resume its fully fabless model. The outcome of the negotiations could result in a substantial cash charge in future periods in order to close these transactions.

     In addition to its wafer supply arrangements, the Company currently contracts with third party assembly vendors to package the wafer die into finished products. The Company qualifies and monitors assembly vendors using procedures similar in scope to those used for wafer procurement. Assembly vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry.

     During fiscal 1998, the Company started outsourcing a substantial portion of its production testing. The Company's manufacturing organization has continued to qualify and monitor suppliers' production processes, participate in process development, package development and process and product characterization, perform mixed-signal production testing, support R&D activities and maintain quality standards. As of April 24, 1999, the Company had approximately 30% of its employees engaged in manufacturing-related activities.

MICRUS

     IBM and Cirrus Logic own 52% and 48%, respectively, of MiCRUS, which produces wafers using IBM's wafer processing technology (primarily CMOS wafers with 0.35-, 0.5- and 0.6-micron technology, and with 0.25-micron technology set for production in fiscal 1999) and made process technology payments to IBM, which totaled $71.0 million as of March 27, 1999. MiCRUS leases an existing IBM facility in East Fishkill, New York. Activities of the joint venture are focused on the manufacture of semiconductor wafers, and do not encompass direct product licensing or product exchanges between the Company and IBM. Unless extended by the parties, the joint venture will expire on December 31, 2003. MiCRUS is managed by a six-member governing board of whom three are appointed by IBM, two are appointed by Cirrus Logic and one is the chief executive officer of MiCRUS.

     The Company is currently entitled to 60% of the MiCRUS output. If either company does not purchase its full entitlement of the wafers, that company will be liable to the joint venture for costs associated with the underutilized capacity that results from the company's shortfall in wafer purchases, unless the shortfall is purchased by the other company or, under limited circumstances, offered to third parties.

     In connection with the formation and expansion of the MiCRUS joint venture, the Company made equity contributions to MiCRUS, made payments to MiCRUS under a manufacturing agreement and guarantees equipment lease obligations incurred by MiCRUS. To date, the Company has made equity investments totaling $23.8 million. No additional equity investments are scheduled.

     Payments to IBM under the manufacturing agreement as of March 27, 1999 totaled $71.0 million. The manufacturing agreement payments have been charged to the Company's cost of sales over the life of the venture based upon the ratio of current units of production to current and anticipated future units of production over the remaining life of the venture. However, based upon the impairment charge the Company recorded in fiscal 1999, the manufacturing agreement asset balance as of March 27, 1999 was zero. See Note 6 to the Notes to the Consolidated Financial Statements.

CIRENT SEMICONDUCTOR

     Cirent operates two wafer fabs in Orlando, Florida in a facility that is leased from Lucent. Cirent uses Lucent's wafer processing technology (primarily CMOS wafers with 0.35-micron technology) and made process technology payments to Lucent, which totaled $85.0 million as of March 27, 1999. Cirent is owned 60% by Lucent and 40% by Cirrus Logic and is managed by a Board of Governors, of whom three are appointed by Lucent and two are appointed by Cirrus Logic. The joint venture has a term of ten years and, unless the term is extended by the parties, the joint venture will expire on August 9, 2006.

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

     In connection with the Cirent joint venture, the Company made equity contributions to Cirent, made payments to Cirent under a manufacturing agreement and guarantees and/or became a co-lessee under equipment lease obligations incurred by Cirent. To date, the Company made equity investments totaling $14.0 million. No additional equity investments are scheduled.

     Payments to Cirent under the manufacturing agreement as of March 27, 1999 totaled $85.0 million. These payments have been charged to the Company's cost of sales over the life of the venture based upon the ratio of current units of production to current and anticipated future units of production over the remaining life of the agreement. However, based upon the impairment charge the Company recorded in fiscal 1999, the manufacturing agreement asset balance as of March 27, 1999 was zero. See Note 6 of the Notes to the Consolidated Financial Statements.

OTHER WAFER SUPPLY ARRANGEMENTS

     In fiscal 1996, the Company entered into a volume purchase agreement with TSMC, which was amended in September 1997 and expires in December 2000. Under the agreement, the Company will purchase from TSMC 50% of its wafer needs that are not filled by MiCRUS and Cirent, provided that TSMC can meet the technological and other requirements of the Company's customers. TSMC is committed to supply these wafer needs.

PATENTS, LICENSES AND TRADEMARKS

     To protect its products, the Company relies heavily on trade secret, patent, copyright, mask work and trademark laws. The Company applies for patents arising from its research and development activities and intends to continue this practice in the future to protect its products and technologies. The Company presently holds approximately 450 U.S. patents, and in several instances holds corresponding international patents, and has more than 400 U.S. patent applications pending. The Company has also licensed a variety of technologies from outside parties to complement its own research and development efforts. The Company is also receiving brand recognition of its products. For example, the Crystal(R) name has become a well recognized brand for high-quality audio precision ADC's (analog-to-digital converters) and other mixed signal solutions along with network communications interface circuits.

RESEARCH AND DEVELOPMENT

     Research and development efforts concentrate on the design and development of new products for each market and on the continued enhancement of the Company's design automation tools. Product-oriented research and development efforts are organized along its Mass Storage Product, Industrial & Communications Product and Audio Product Divisions. The Company also funds certain advanced process technology development as well as other emerging product opportunities. Expenditures for research and development in fiscal 1999, 1998 and 1997 were $130.3 million, $179.6 million and $230.8 million, respectively. As of April 24, 1999, the Company had approximately 39% of its employees engaged in research and development activities. The Company's future success is highly dependent upon its ability to develop complex new products, to transfer new products to production in a timely fashion, to introduce them to the marketplace ahead of the competition and to have them selected for design into products of leading systems manufacturers.

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

     Competition typically occurs at the design stage, where the customer evaluates alternative design approaches that require integrated circuits. Because its products have not been available from second sources, the Company generally does not face direct competition in selling its products to a customer once its integrated circuits have been designed into that customer's system. Nevertheless, because of shortened product life cycles and even shorter design-in cycles, the Company's competitors have increasingly frequent opportunities to achieve design wins in next-generation systems. In the event that competitors succeed in supplanting the Company's products, the Company's market share may not be sustainable and net sales, gross margin and earnings would be adversely affected.

SALES, MARKETING AND TECHNICAL SUPPORT

     The Company's products are sold worldwide, and historically 50-75% of revenues have come from shipments to overseas destinations. The Company maintains a worldwide sales force with a matrixed organization, which is intended to provide centralized coordination of strategic accounts, territory-based local support and coverage of smaller customers, and specialized selling of product lines with unique customer bases.

     The domestic sales force includes a network of regional direct sales offices located in California, Florida, Illinois, Maryland, Oregon, and Texas. International sales offices and organizations are located in Taiwan, Japan, Singapore, Korea, Hong Kong, the United Kingdom, Germany, France, the Netherlands and Barbados. The Company supplements its direct sales force with sales representative organizations and distributors. Technical support staff is located at the sales offices and also at the Company's facilities in Fremont, California; Broomfield, Colorado; Austin, Texas and Nashua, New Hampshire.

     Two customers accounted for approximately 14% and 13%, respectively of net sales in fiscal 1999. Two customers accounted for approximately 19% and 11%, respectively of net sales in fiscal 1998. In fiscal 1997, one customer accounted for approximately 10% of net sales. The loss of a significant customer or a significant reduction in such a customer's orders could have an adverse effect on the Company's sales.

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

EMPLOYEES

     As of April 24, 1999, the Company had approximately 1,331 full-time equivalent employees, of whom 39% were engaged in research and product development, 31% in sales, marketing, general and administrative and 30% in manufacturing. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel. The Company believes that its employee relations are good. None of the Company's employees is represented by any collective bargaining agreements, although Cirent Semiconductor is staffed by Lucent Technologies' employees who are represented by a union.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information with regard to executive officers of Cirrus Logic, Inc. (ages are as of April 24, 1999):

     Patrick V. Boudreau (age 58) joined the Company in October 1996 as Senior Vice President, Human Resources. He was Vice President, Human Resources for Fujitsu Microelectronics from 1995 to 1996. From 1989 to 1995, he was President of P.V.B. Associates, a management consulting and executive search firm, as well as Senior Vice President of Lazer-Tron Corporation.

     Eric C. Broockman (age 44) is currently Vice President and General Manager of the Crystal Industrial and Communications Division. He was Vice President and General Manager, Crystal Semiconductor Products Division from June 1997 to March 1999. He joined the Company in February 1995 as Vice President and General Manager, Network Broadcast Products Division. Prior to joining the Company, he was employed by IBM for 16 years, most recently as Product Line Manager, DSP Business Unit.

     Steven Dines (age 45) was appointed Vice President and General Manager of the Magnetic Storage Division in May 1997. He joined the Company in May 1991 as Member, Corporate Strategic Staff and in December 1991, he assumed the position of Director, Mass Storage Products Marketing. In November 1993, he was promoted to Vice President, Mass Storage. Prior to joining the Company he spent twelve years at Advanced Micro Devices, most recently as Director, Strategic Marketing for Europe and with IMP, Inc. as Director, Product Planning and Applications.

     Craig Ensley (age 49) was appointed Vice President, Corporate Marketing in March 1999. He was Vice President and General Manager, Flat Panel Electronics Division from April 1997 to February 1999. Previously he served as Vice President and General Manager of the Computer Products Division of the Company's subsidiary, Crystal Semiconductor Corporation from 1993. He joined Crystal in May 1986 as Vice President, Marketing. Prior to joining Crystal he was with Rockwell International for 12 years, most recently as Director of Marketing for the Semiconductor Division.

     David D. French (age 42) was appointed Chief Executive Officer in February 1999. He has served as President since he joined the Company in June 1998. Prior to joining the Company, he was employed by Analog Devices Inc. for 10 years, most recently as Vice President and General Manager of the DSP/mixed-signal processing products. Prior to joining Analog Devices in 1988, he held key management positions at Texas Instruments and Fairchild Semiconductor.

     Glenn C. Jones (age 53) joined the Company in April 1999 as Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Jones was a business consultant for several technology companies. He was Senior Vice President, Finance and Chief Financial Officer, for PMC-Sierra, Inc., now headquartered in Vancouver, British Columbia, Canada, from February 1994 until July 1997. Previously, he was employed by Sybase, Inc., a database software firm, as Vice President, Strategic Ventures from September 1992 through February 1994 and by Gain Technology, Inc., a multimedia software development firm, from March 1992 through September 1992 as its Vice President of Operations and Chief Financial Officer, until being acquired by Sybase. Prior to March 1992, Mr. Jones was employed by Metaphor Computer, Inc., a computer systems manufacturer, for over eight years, where in his last position, he served as Executive Vice President, General Manager and Chief Financial Officer.

     Henry M. Josefczyk (age 61) joined the Company in November 1997, as Senior Vice President, Worldwide Sales. Prior to joining the Company, he served as Vice President of Sales and Marketing for NKK Micro Devices from September 1996 to November 1997 and Vice President of Worldwide Sales for IC Works from June 1992 to September 1996.

     Matthew R. Perry (age 36) is currently Vice President and General Manager of the Embedded Processors Division. He joined the Company in December 1995 as Manager, Strategic Planning and Business

Development. He was Director, Marketing from August 1996 through May 1997, Sr. Director, Engineering from May 1997 though January 1998 and Vice President, Strategic Marketing from January 1998 through May 1998. Previously, he held various marketing and technical management roles at Advanced Micro Devices in 1995 and Motorola from 1993 to 1995.

     Kenney R. Roberts (age 45) has been Vice President, Worldwide Operations since April 1998. He joined the Company in January 1993 as Vice President of Operations for the Crystal Semiconductor Corporation subsidiary of the Company. Prior to joining the Company he was with Advanced Micro Devices for nine years, most recently as Director of Engineering, Embedded Products Division.

     Eric J. Swanson (age 41) was appointed Vice President and Chief Technical Officer of the Company in March 1998. He joined Crystal Semiconductor Corporation in 1985 as Telecom/Filter Design Manager and in 1986 he was appointed to the position of Vice President Technology of Crystal. Crystal merged with the Company in October 1991. Prior to joining Crystal, he was with AT&T -- Bell Laboratories as a Design Manager from 1980 to 1985.

     Arthur L. Swift (age 40) is currently Vice President and General Manager of the Optical Storage Division. He was Vice President and General Manager of the PC Products Division from May 1998 to March 1999 and Vice President, Product Marketing from October 1996 to May 1998. Prior to joining the Company, Mr. Swift was a technology marketing consultant from January 1996 to October 1996. Previously, he was employed as Vice President, Marketing for the microelectronics division of Sun Microsystems from September 1994 to January 1996 and as the Vice President, Marketing and Sales of the semiconductor business unit at Digital Equipment Corporation from August 1992 to September 1994.

ITEM 2. PROPERTIES

     The Company's principal facilities, located in Fremont, California, consist of approximately 340,000 square feet of office space leased pursuant to agreements which expire from 2005 to 2008 plus renewal options. This space is used for manufacturing, product development, sales, marketing and administration. However, in connection with the Company's restructuring activities in fiscal 1999, the Company has subleased approximately 24,000 square feet of office space and is currently offering for sublease another approximately 120,000 square feet.

     The Company's Austin, Texas facilities consist of approximately 240,000 square feet of office space leased pursuant to agreements which expire from 1999 to 2005 plus renewal options.

     The Company also has facilities located in Tempe, Arizona; Broomfield, Colorado; Bellevue, Washington; Pune, India; and Tokyo, Japan. The Company also leases sales and sales support offices in the United States in California, Colorado, Florida, Illinois, Maryland, Massachusetts, Oregon, Texas and Virginia and internationally in Taiwan, Japan, Singapore, Korea, Hong Kong, the United Kingdom, Germany, France, Italy and Barbados. The Company may add additional manufacturing and sales offices to support its business needs.

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

                                                              HIGH      LOW
                                                             ------    ------
Fiscal year ended March 29, 1997
  First quarter............................................  $25.13    $16.88
  Second quarter...........................................   21.88     13.38
  Third quarter............................................   24.13     15.75
  Fourth quarter...........................................   17.11     10.77
Fiscal year ended March 28, 1998
  First quarter............................................   13.00      8.50
  Second quarter...........................................   17.56     10.31
  Third quarter............................................   17.44     10.38
  Fourth quarter...........................................   11.38      9.69
Fiscal year ended March 27, 1999
  First quarter............................................   11.25      8.94
  Second quarter...........................................   12.44      6.06
  Third quarter............................................   12.94      5.88
  Fourth quarter...........................................   12.94      6.88

     At April 24, 1999, there were approximately 1,824 holders of record of the Company's Common Stock.

     The Company has not paid cash dividends on its Common Stock and presently intends to continue a policy of retaining any earnings for reinvestment in its business.

     On December 12, 1996, the Company sold U.S. $300,000,000 in 6% Convertible Subordinated Notes due December 15, 2003 ("Notes"). The Notes remain outstanding and are convertible shares of the Company's common stock at a conversion rate of
41.2903 shares per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $24.219 per share), unless previously redeemed by the Company.

ITEM 6. CONSOLIDATED SELECTED FINANCIAL DATA

(Amounts in thousands, except per share amounts, ratios and employees)

                                                              FISCAL YEARS ENDED
                                          -----------------------------------------------------------
                                            1999         1998         1997         1996        1995
                                          ---------   ----------   ----------   ----------   --------
Operating summary:
Net sales...............................  $ 628,105   $  954,270   $  917,154   $1,146,945   $889,022
Costs and expenses and gain on sale of
  assets and other, net:
  Cost of sales.........................    703,029      605,484      598,795      774,350    512,509
  Research and development..............    130,347      179,552      230,786      238,791    165,622
  Selling, general and administrative...     98,275      117,273      126,722      165,267    126,666
  Gain on sale of assets, net...........     (3,988)     (20,781)     (18,915)          --         --
  Restructuring costs and other, net....     80,505       14,464       20,954       11,566         --
  Non-recurring costs...................         --           --           --        1,195      3,856
  Merger costs..........................         --           --           --           --      2,418
                                          ---------   ----------   ----------   ----------   --------
Income (loss) from operations...........   (380,063)      58,278      (41,188)     (44,224)    77,951
Interest expense........................    (22,337)     (27,374)     (19,754)      (5,151)    (2,441)
Interest income.........................     16,786       19,893        8,053        7,759      9,129
Other income (expense), net.............      4,242        5,206        1,270         (107)     4,999
                                          ---------   ----------   ----------   ----------   --------
Income (loss) before income taxes.......   (381,372)      56,003      (51,619)     (41,723)    89,638
Provision (benefit) for income taxes....     46,031       19,510       (5,463)      (5,540)    28,236
                                          ---------   ----------   ----------   ----------   --------
Net income (loss).......................  $(427,403)  $   36,493   $  (46,156)  $  (36,183)  $ 61,402
                                          =========   ==========   ==========   ==========   ========
Net income (loss) per common share --
  basic.................................  $   (6.77)  $     0.54   $    (0.71)  $    (0.58)  $   1.03
                                          =========   ==========   ==========   ==========   ========
Net income (loss) per common share --
  diluted...............................  $   (6.77)  $     0.52   $    (0.71)  $    (0.58)  $   0.96
                                          =========   ==========   ==========   ==========   ========
Weighted average common shares
  outstanding:
  Basic.................................     63,149       67,333       65,007       62,761     59,707
  Diluted...............................     63,149       69,548       65,007       62,761     63,969
Financial position at year end:
Total assets............................  $ 532,630   $1,137,542   $1,136,821   $  917,577   $673,534
Working capital.........................    164,012      476,154      428,670      182,643    251,619
Capital lease obligations, excluding
  current...............................      1,457        5,475        9,848        6,258      9,602
Long-term debt, excluding current.......     12,960       32,559       51,248       65,571     16,603
Convertible subordinated notes..........    300,000      300,000      300,000           --         --
Total liabilities.......................    590,350      681,199      732,624      488,911    254,518
Stockholders' equity (net capital
  deficiency)...........................    (57,720)     456,343      404,197      428,666    419,016
Current Ratio...........................       1.61         2.40         2.17         1.44       2.10
Employees...............................      1,342        1,774        2,557        3,151      2,331

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

     In September 1998, the Company announced a program to restructure its business to fully concentrate on its precision linear and mixed-signal positions in the mass storage, audio and high-precision data conversion markets. The program forecasted a workforce reduction of 400 to 500 employees and restructuring and other charges of up to $500 million. In January 1999, the Company subsequently indicated that these charges might exceed $500 million. The Company indicated in the announcement in September 1998 that the timing of recording the restructuring charges was uncertain and dependent upon a number of different factors, including negotiations related to its joint ventures.

     During fiscal 1999, the Company recorded charges of approximately $440 million, of which $188 million related to asset impairment (see Note 6 of the Notes to the Consolidated Financial Statements), $90 million related to wafer purchase commitment charges (see Note 1 of the Notes to the Consolidated Financial Statements) and $35 million related to inventory write-downs (see Note 1 of the Notes to the Consolidated Financial Statements) were recorded in cost of sales. In addition, charges of $78 million related to severance and related benefits along with facilities scale back and other costs were recorded in restructuring costs and other, net (see Note 12 of the Notes to the Consolidated Financial Statements) and $47 million related to recording a valuation allowance against previously recorded deferred tax assets recorded in the provision for income taxes (see Note 15 of the Notes to the Consolidated Financial Statements). The Company may incur substantial additional cash charges in future periods related to its joint ventures (see Note 6 of the Notes to the Consolidated Financial Statements).

NET SALES

     Net sales for fiscal 1999 were $628.1 million, a decrease of 34% from $954.3 million in fiscal 1998. Revenues in fiscal 1999 included amounts from businesses subsequently divested by the Company. Revenues from divested businesses in fiscal 1999 were $110.8 million compared to $269.0 million in fiscal 1998. Net sales from the core businesses in fiscal 1999 were approximately $517.3 million compared to $685.3 million in fiscal 1998 of which $60.0 million of revenues for fiscal 1998 is from patent cross-license agreements.

     Net sales in fiscal 1999 decreased by $108.0 million from fiscal 1998, excluding revenues from divested businesses and $60.0 million of revenues from patent cross-license agreements in fiscal 1998, largely due to decreased sales in mass storage products, primarily related to decreased unit volumes and average selling prices of read channel devices and controllers which were offset by increased sales in audio products, primarily related to increased unit volume.

     Net sales for fiscal 1998 were $954.3 million, an increase of 4% from $917.2 million in fiscal 1997. Revenues from divested businesses in fiscal 1998 were $269.0 million compared to $500.6 million in fiscal 1997. Net sales from the core businesses in fiscal 1998 were approximately $685.3 million compared to $416.6 million in fiscal 1997. Excluding revenues from divested businesses, net sales in fiscal 1998 increased by $268.7 million from fiscal 1997 largely due to increased sales in the Mass Storage Products division, primarily related to increased unit sales of read channel devices and controllers and $60.0 million of revenues from patent cross-license agreements.

     Export sales, principally to Asia, include sales to U.S.-based customers with manufacturing plants overseas and were approximately $462 million in fiscal 1999 compared to approximately $506 million in fiscal 1998 and approximately $568 million in fiscal 1997. Export sales to the Pacific Rim (excluding Japan) were 40%, 31% and 32% of net sales; to Japan were 25%, 15% and 22% of net sales; and to Europe and the rest of the world were 8%, 7% and 7% of net sales, in fiscal 1999, 1998 and 1997, respectively.

     The Company's sales are currently denominated primarily in U.S. dollars. The Company currently enters into foreign currency forward exchange and option contracts to hedge certain of its foreign currency exposures related to sales and balance sheet accounts denominated in yen. The Company has not experienced any significant losses related to its foreign exchange activity.

     In fiscal 1999, net sales to two customers accounted for approximately 14% and 13%, respectively. Two customers accounted for approximately 19% and 11%, respectively of net sales in fiscal 1998. In fiscal 1997, one customer accounted for approximately 10% of net sales.

GROSS MARGIN

     The gross margin percentage was a negative 11.9% in fiscal 1999, compared to a positive gross margin of 36.6% and 34.7% in fiscal 1998 and 1997, respectively. Included in the gross margin for fiscal 1999 was $188.4 million related to the write-off of both MiCRUS and Cirent joint venture assets which were deemed to be impaired in fiscal 1999 based upon an assessment that future cash flows were insufficient to recover the carrying value of the assets, $90.3 million of charges related to excess wafer purchase commitments for MiCRUS and Cirent, and $34.5 million of inventory write-downs associated with products related to businesses being phased out. In addition, fiscal 1998 gross margin included $60.0 million of patent cross-license revenues and $53.0 million of charges related to excess wafer purchase commitments for MiCRUS and Cirent. Excluding these charges and the impact of the patent cross-license revenues, gross margin would have remained flat at approximately 38% for both fiscal 1999 and fiscal 1998 due to decreasing average selling prices offset by decreasing costs due to the positive effects of the fiscal 1999 restructuring activities primarily focusing on the down-sizing of the Company's manufacturing capacity.

     During fiscal 1999, the Company reassessed its manufacturing capacity needs and reevaluated the carrying value of the assets recorded in connection with both the MiCRUS and Cirent joint ventures. This revaluation was necessitated by the joint venture wafer purchase commitment charges that were recorded in the second, third and fourth quarters of fiscal 1999 and restructuring of the Company's operations, along with the future expected decrease in sales, gross margins and cash flows from the manufacture and sale of the Company's products produced by the joint ventures. Expected undiscounted future cash flows were not sufficient to recover the carrying value of such assets. Therefore, an impairment loss of $188.4 million was recognized in the fourth quarter of fiscal 1999 based on the excess of the carrying value of the manufacturing agreements and other assets over the fair value, calculated using expected discounted cash flows for both MiCRUS and Cirent. See Note 6 to the Notes to the Consolidated Financial Statements.

     The gross margin percentage increased from 34.7% in fiscal 1997 to 36.6% in fiscal 1998. The gross margin increase in fiscal 1998 was primarily a result of improved margins in mass storage due to a change in mix within the mass storage products towards read channel products, an overall change in product mix within the Company towards mass storage products and $60.0 million of patent cross-license revenues in the fourth quarter which had no corresponding cost of sales. These improvements were offset by lower margins in PC products and $53.0 million of charges recorded in the fourth quarter related to wafer purchase commitments for MiCRUS and Cirent, the Company's joint ventures. The lower margins in PC products were primarily related to declining average selling prices on graphics and modem products. Excluding the impact of the patent cross-license revenues and the wafer purchase commitment charges for both fiscal 1998 and fiscal 1997, gross margins would have been approximately 38% for both fiscal years.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses expressed as a percentage of net sales were 20.8%, 18.8%, and 25.2% in fiscal 1999, 1998 and 1997, respectively.
Research and development expenditures decreased by $49.2 million in fiscal 1999 primarily due to lower headcount related to the fiscal 1999 restructuring efforts to focus research and development efforts on the Company's precision linear and mixed-signal positions in the mass storage, high-precision data conversion and audio markets. Research and development expenditures as a percentage of net sales increased primarily due to sales decreasing in fiscal 1999 at a rate faster than research and development expenses, along with the $60 million of patent cross-license revenues of sales in fiscal 1998.

     Research and development expenditures decreased in fiscal 1998 as compared with fiscal 1997 both as a percentage of net sales and absolute dollars primarily as a result of the divestiture of certain non-core businesses and also as a result of the April 1997 headcount reductions which were made in connection with the Company's realignment into four market-focused divisions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative expenses expressed as a percentage of net sales represented approximately 15.6%, 12.3% and 13.8% in fiscal 1999, 1998 and 1997, respectively. Selling, general, and administrative expenses decreased $19.0 million in fiscal 1999 compared to fiscal 1998 primarily due to the restructuring activities during fiscal 1999 which included the divestiture of several non-core businesses and headcount reductions made in order for the support structure to be in line with the Company's current revenue projections. Selling, general, and administrative expenses as a percentage of net sales increased in part because of the $60 million of patent cross-license revenues included in sales in fiscal 1998, but not in fiscal 1999 and also because overall sales decreased in fiscal 1999 at a rate faster than selling, general, and administrative expenses.

     Both the decrease as a percentage of net sales and the decrease as an absolute spending in fiscal 1998 over fiscal 1997 were primarily a result of the Company's divestiture of certain non-core businesses in fiscal 1998 and to the April 1997 headcount reductions which were made in connection with the Company's realignment into four market-focused divisions.

GAIN ON SALE OF ASSETS

     During fiscal 1999, the Company recorded the final resolution of contingencies related to the fiscal 1997 sales of the Company's PicoPower product line to National Semiconductor Corporation and PCSI's Infrastructure Product Group to ADC Telecommunications, Inc.

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

     During the fourth quarter of fiscal 1997, the Company completed the sale of the assets of PCSI's Wireless Semiconductor Products to Rockwell for $18.1 million in cash and made the decision to shut down PCSI's Subscriber Product Group. In connection with the sale of the PCSI Wireless Semiconductor Product Group and the shutdown of the Subscriber Group, the Company recorded a net gain of $0.3 million.

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

RESTRUCTURING COSTS AND OTHER, NET

     During the first quarter of fiscal 1999, the Company recorded $0.8 million of income from the reversal of previously accrued facility losses in connection with the third quarter fiscal 1998 discontinuation of certain strategies and product development efforts in graphics products.

     During the second quarter of fiscal 1999, the Company commenced certain activities related to its previously announced restructuring and recorded charges in the second quarter of fiscal 1999 related to those activities. These actions included an immediate workforce reduction along with write-downs and write-offs of obsolete inventory, equipment and facilities. In connection with these actions, the Company recorded a net restructuring charge of $28.5 million consisting of $4.3 million for workforce reductions, $8.2 million for write-downs or write-offs of equipment, intangibles and other assets, $10.0 million for facility commitments (net of $2.2 million reversal of previously accrued losses on facilities in connection with the third quarter fiscal 1998 discontinuation of certain product development efforts in graphics products), and the remaining amount representing other committed liabilities and expenses. Approximately $21.0 million of the accrual is expected to be discharged through cash payments.

     During the third quarter of fiscal 1999, the Company continued with its restructuring activities previously announced in the second quarter of fiscal 1999 and recorded additional charges of $13.0 million. The Company's restructuring activities for the third quarter of fiscal 1999 included the divestiture of non-core businesses and the outsourcing of the Fremont manufacturing test floor. In connection with these actions, the Company recorded charges consisted of $4.2 million for work force reductions, $8.3 million for write-downs and write-offs of equipment and other assets relating to the Fremont manufacturing test floor, and the remaining amount representing other committed liabilities and expenses.

     Continuation of the Company's restructuring activities during the fourth quarter of fiscal 1999 included $34.8 million charges which primarily consisted of $23.8 million write-off of the investment in MiCRUS, $8.8 million loss on the sale of the Company's modem and communications businesses and $2.0 million of write-offs of fixed assets and net gain on sale of assets in connection with the Company's business spin-offs.

     As of March 27, 1999, approximately 445 employees have been terminated. The Company anticipates that the implementation of the restructuring plan will be substantially complete by the end of the first quarter of fiscal 2000 and may consist of additional charges during this period related to the restructuring of the Company's wafer fabrication capacity and other fixed costs. Total cash outlays for fiscal 1999 restructuring activities will be approximately $26.2 million. To date, the Company has made cash payments related to its fiscal 1999 restructuring charges of approximately $12.6 million. Approximately $5.8 million is expected to be paid in fiscal 2000.

     Restructuring costs and other, net for fiscal 1999 included total restructuring charges of $75.5 million and $5.0 million for write-downs and write-offs of property and equipment.

     The Company recorded restructuring costs of $11.8 million in the third quarter of fiscal 1998 in connection with a discontinuation of certain strategies and product development efforts in the graphics product group of its PC products division. This resulted in a workforce reduction of approximately 65 positions. The primary components of the restructuring charge were $8.4 million related to excess assets and facility leases and $1.8 million of severance payments that were made during fiscal 1998. Restructuring costs and other also includes a $2.0 million reversal of amounts that had been previously accrued for losses on facilities in connection with the April 1997 restructuring and other costs of $4.7 million representing additional compensation costs in connection with the same restructuring that were earned and recorded in the third quarter of fiscal 1998. As of March 27, 1999, activities related to the fiscal 1998 restructuring of the Company's graphics product group were completed.

     In the fourth quarter of fiscal 1997, as a result of the Company's strategy to focus on the markets for multimedia (graphics, video, and audio), mass storage, and communications, the Company began divesting its non-core business units and eliminating projects that do not fit within its core markets. These actions resulted in a restructuring charge of $21.0 million which included $5.1 million related to workforce reductions and $15.9 million primarily related to excess assets and facilities in connection with the reorganization into four market-focused product divisions (Personal Computer Products, Communications Products, Mass Storage Products, and Crystal Semiconductor Products). This resulted in a workforce reduction of approximately 400 people in April 1997, representing approximately 15 percent of its worldwide staff. As of March 27, 1999, activities related to the fiscal 1997 restructuring were completed.

INTEREST EXPENSE

     Interest expense was $22.3 million, $27.4 million and $19.8 million in fiscal 1999, 1998 and 1997, respectively. The decrease in interest expense in fiscal 1999 is primarily due to the reduction in capital leases from the fiscal 1999 restructuring activities. The increase in interest expense in fiscal 1998 is primarily due to the Company's convertible subordinated notes being outstanding for the entire fiscal year as compared with fiscal 1997, in which the convertible subordinated notes were issued in the third quarter.

INTEREST INCOME

     Interest income in fiscal 1999 was $16.8 million compared to $19.9 million in fiscal 1998 and $8.1 million in fiscal 1997. Interest income decreased in fiscal 1999 over fiscal 1998 as a result of the reduction in cash balance primarily due to stock repurchase activities and cash used by operations in fiscal 1999. Interest income increased in fiscal 1998 over fiscal 1997 as the funds raised by the fiscal 1997 convertible subordinated notes offering were available to be invested in cash equivalents and marketable securities for the entire year. In addition, the Company generated cash from operations during the year, which was also available for investment during the year.

OTHER INCOME (EXPENSE), NET

     Fiscal 1999, other income (expense), net, includes gains on the disposal of certain equity investments and foreign currency transaction gains. In fiscal 1998, other income (expense), net, includes gains on the disposal of certain equity investments and foreign currency transaction gains, which were partially offset by certain legal settlements.

INCOME TAXES

     The provision for income taxes was 12.1% in fiscal 1999 compared to a provision for income taxes of 34.8% in fiscal 1998 and a benefit for income taxes of 10.6% in fiscal 1997. The tax provision for fiscal 1999 is due to a valuation allowance which was recorded to offset previously recognized deferred tax assets. The effective tax rate for fiscal 1998 was equal to the U.S. federal statutory rate and state income taxes offset by federal and state research tax credits. The tax benefit rates in 1997 was less than the federal statutory rate, primarily because of foreign operating results which are taxed at rates other than the U.S. statutory rate.

     FASB Statement 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company has provided a valuation allowance equal to its net deferred tax assets due to uncertainties regarding their realization. The realizability of the deferred tax assets will be evaluated on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 1999, the Company used $15.6 million of cash and cash equivalents from its operating activities as opposed to generating $193.1 million and $2.6 million of cash and cash equivalents during fiscal 1998 and fiscal 1997, respectively. The cash used in operations in fiscal 1999 was primarily due to a net loss of $427.4 million of which $292.3 million was related to non-cash transactions unique to fiscal 1999. The remaining decrease related to an increase in payments during the year for accounts payable and accrued liabilities offset by lower collections of accounts receivable due to the decrease in sales during fiscal 1999. The fiscal 1998 increase from fiscal 1997 was primarily due to improved accounts receivable and inventory turnover, funding received for equipment and leasehold advances to the joint ventures and the generation of income from operations as opposed to a net loss in the prior year. Included in the net income from operations in fiscal 1998 was $60.0 million of patent cross-license revenues. These increases were partially offset by a reduction in accounts payable.

     The Company used $31.7 million, $25.1 million and $221.0 million of cash for investing activities during fiscal 1999, fiscal 1998 and fiscal 1997, respectively. Cash used for investing activities for 1999 was similar with the fiscal 1998 amount as the proceeds from the sale of assets and termination of the UMC agreement were offset by the manufacturing agreement and investment payments during the year to the joint ventures in fiscal 1998. Part of the fiscal 1998 increase in cash was due to a higher percentage of the Company's investments in securities with original maturities less than ninety days than in the prior fiscal year. As a result, available for sale investments generated a net cash flow of $62.8 million during fiscal year 1998 while using a net cash flow of $168.9 million through purchase of investments in fiscal 1997. In addition, during fiscal 1998 the Company received approximately $20.5 million from the termination of the UMC agreements, and approximately $16.1 million from the sale of Nuera (proceeds of $21.5 million less Nuera's own cash of $5.4 million) as opposed to $56.5 million of proceeds from the sale of assets in the prior year, which included proceeds from PCSI divestiture activities.

     Net cash used in financing activities was $115.5 million in fiscal 1999 and $12.3 million in fiscal 1998, as opposed to generating $214.0 million of cash in fiscal 1997. Cash used in financing was primarily due to the Company's repurchase of $100.1 million worth of treasury stock in fiscal 1999. The cash used in fiscal 1998 was primarily due to payments on the Company's outstanding lease obligations and debt. The increase in cash from financing activities in fiscal 1997 was primarily due to proceeds from the issuance of $300.0 million of convertible subordinated notes offset by repayment of short-term bank debt.

     As of March 27, 1999, the Company is contingently liable as guarantor or co-guarantor for equipment leases of MiCRUS and Cirent which have remaining payments of approximately $449.6 million due through calendar year 2004 compared to $542.3 million as of March 28, 1998.

     As of March 27, 1999, the Company has a bank line of credit to provide a commitment for letters of credit up to a maximum aggregate of $55.0 million, which expires on June 30, 1999 and are collateralized by cash or securities with interest at the higher of: (a) .50% per annum above the latest federal funds rate (as defined in the Second Amended Credit Agreement); or (b) the rate of interest in effect for such day as publicly announced from time to time by the bank. The Company is currently in compliance with all covenants under the bank line of credit. The Company expects to amend or replace the existing line of credit facility in fiscal 2000. The Company does not believe the amendment of its line of credit will have an impact on its financial position or on its ability to finance its operations for the foreseeable future. As of March 27, 1999, the Company had approximately $45.3 million outstanding letters of credit and an additional $9.7 million available under this line of credit. These letters of credit are secured by cash and securities of $66.6 million, which are recorded as restricted cash. In addition, certain leases are secured by cash and securities of $19.7 million, which is also recorded as restricted cash. Of the total restricted cash balance, the Company expects that the restriction on $62.7 million will be released upon the conclusion of its negotiations related to the joint ventures.

     Historically, the Company has generated cash in an amount sufficient to fund its operations. The Company anticipates that its existing capital resources and cash flow generated from future operations will enable it to maintain its current level of operations for the foreseeable future.

FUTURE OPERATING RESULTS

QUARTERLY FLUCTUATIONS

     The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. The Company's operating results are affected by a wide variety of factors, many of which are outside of the Company's control, including but not limited to, economic conditions and overall market demand in the United States and worldwide, the Company's ability to introduce new products and technologies on a timely basis, the ability to retain and attract key technical and management personnel, changes in product mix, fluctuations in manufacturing costs which affect the

Company's gross margins, declines in market demand for the Company's and its customers' products, sales timing, the level of orders that are received and can be shipped in a quarter, the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products, product obsolescence, price erosion, and competitive factors. The Company's operating results in fiscal 2000 are likely to be affected by these factors as well as others.

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

ISSUES RELATING TO MANUFACTURING AND MANUFACTURING INVESTMENT

     The Company participates in joint ventures with International Business Machines Corp. ("IBM"), MiCRUS joint venture, and Lucent Technologies, Cirent Semiconductor joint venture, under a series of agreements intended to secure a committed supply of wafers from manufacturing facilities operated by the joint ventures. The joint ventures are controlled by IBM and Lucent Technologies, respectively, and are dependent on the controlling partners' advanced proprietary manufacturing process technologies and manufacturing expertise. These agreements include wafer purchase agreements under which the Company is committed to purchase a fixed percentage of the output of the joint venture manufacturing facilities. As a result, the operating results of the Company may be more sensitive to changing business conditions, as anticipated decreases in revenues could cause the Company to decide to not fulfill its wafer purchase obligations. This would result in charges to the Company from the joint ventures in amounts intended to cover the joint ventures fixed costs related to the shortfall in wafer orders from the Company. The Company determines any estimated shortfalls in such purchase commitments over the short-term (six-months) and accrues such amounts to the extent they would result in inventory losses were the Company to fulfill the commitment and take delivery of the related inventory. The Company's gross margins and earnings were adversely impacted by such charges in the amounts of $0.4 million, $62.2 million, $27.7 million, $53.0 million, $22.0 million and $12.1 million in the fourth, third and second quarter of fiscal 1999, the fourth quarter of fiscal 1998 and the fourth and second quarters of fiscal 1997, respectively. With its other foundries, the Company becomes committed upon placing orders and is subject to penalties for cancellations.

     Moreover, the Company will benefit from the MiCRUS and Cirent Semiconductor joint ventures only if they are able to produce wafers at or below prices generally prevalent in the market. If, however, either of these ventures is not able to produce wafers at competitive prices, the Company's results of operations could be materially adversely affected. During fiscal 1999, 1998 and 1997, excess production capacity in the industry led to significant price competition between merchant semiconductor foundries and the Company believes that in some cases this resulted in pricing from certain foundries that was lower than the Company's cost of production from its manufacturing joint ventures. The Company experienced pressures on its selling prices during fiscal 1999, 1998 and 1997, which had a negative impact on its results of operations and it believes that this was partially due to the fact that certain of its competitors were able to obtain favorable pricing from such foundries.

     Certain provisions of the MiCRUS and Cirent Semiconductor agreements may cause the termination of the joint ventures in the event of a change in control of the Company. Such provisions could have the effect of delaying, deferring or preventing a change of control of the Company.

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

     Although the Company has future wafer supplies from MiCRUS and Cirent Semiconductor, the Company expects to continue to purchase portions of its wafers from, and to be reliant upon, outside merchant wafer suppliers. The Company's current strategy is to fulfill its wafer requirements using a balance of secured wafer supply from its joint ventures and from outside merchant wafer suppliers. The Company also uses other outside vendors to package the wafer die into integrated circuits and to perform the majority of the Company's product testing.

     During the second quarter of fiscal 1998, the Company reduced its purchase obligations at Cirent Semiconductor by 50 percent, pursuant to an agreement under which the Company can reacquire, at no incremental cost, an additional 10 percent of the total Cirent Semiconductor wafer output and can sell any portion of its wafer purchase obligation to third parties on a foundry basis. The agreement also provides the Company with future access to certain Lucent advanced process technologies including 0.18 micron process technology.

     Since September 1998, the Company has been in negotiations with both IBM and Lucent to divest its ownership interest in MiCRUS and Cirent, respectively. While the Company has yet to complete agreements in either of these transactions, it is close to an agreement with each joint venture partner. The proposed transaction would result in the Company's exit from its ownership of capacity at MiCRUS and Cirent with contractual obligations for wafer supply at reduced levels through the calendar year 2000, after which the Company will resume its fully fabless model. The outcome of the negotiations could result in a substantial cash payment in future periods in order to close these transactions.

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

     The Company believes that constraints in supply of certain read-head components to the disk drive industry limited sales of its mass storage products in the fourth quarter of fiscal 1997. In addition, the Company believes that excess inventories held by its customers limited sales of the Company's mass storage products in the second quarter of fiscal 1997 and limited sales of the Company's optical disk drive products in the third quarter of fiscal 1997. Revenues from mass storage products in fiscal 2000 are likely to depend heavily on the success of certain 3.5 inch disk drive products selected for use by various customers, which in turn depends upon obtaining timely customer qualification of the new products and bringing the products into volume production timely and cost effectively.

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

     Finally, while the Company believes it is well positioned for the trend toward integration of HDD electronic components with the first product on the market to combine the three primary electronic components, some of the Company's competitors have also announced plans to introduce integrated drive electronics components. Some of these competitors have substantially greater resources to accomplish the technical obstacles of integration and greater access to the advanced technologies necessary to provide integrated HDD electronic components.

ISSUES RELATING TO AUDIO PRODUCTS

     Most of the Company's revenues in the audio market derive from the sales of audio codecs and integrated 16-bit codec-plus-controller solutions for the PC market and consumer electronics equipment. In the PC market, the transition to the AC-link codecs attached to core logic using the multimedia features of the processor and single chip solutions are lowering the average selling price in the audio IC market. The Company's revenues from the sale of PC audio products in fiscal 2000 are likely to be significantly affected by this transition to core logic connected audio and by the introduction of cost reduced, fully-integrated, single-chip audio ICs. Moreover, aggressive competitive pricing pressures have adversely affected and may continue to adversely affect the Company's revenues and gross margins from the sale of audio ICs.

     Three-dimensional, spatial-effects audio became an important feature in fiscal 1999, primarily in products for the consumer electronics marketplace. If the Company's spatial-effects audio products do not meet the cost or performance requirements of the market, revenues from the sale of audio products could be adversely affected.

ISSUES RELATING TO PRECISION MIXED-SIGNAL PRODUCTS

     Precision Data Converter Products is a very broad market with many well established competitors. The Company's ability to compete in this market will be adversely affected if it cannot establish broad sales channels or if it does not develop and maintain a broad enough product line to compete effectively. In addition, the customer product design in time is long. Customer delays in product development and introductions creates risk relative to the Company's revenue plans. Further, the Company's products in this market are technically very complex. The complexity of the products contributes to risks in getting products to market on a timely basis, which could impact the Company's revenue plans. The scarcity of analog engineering talent also contributes to risks related to product development timing in this market.

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

FOREIGN OPERATIONS AND MARKETS

     Because many of the Company's subcontractors and several of the Company's key customers which collectively account for a significant percentage of the Company's revenues are located in Japan and other Asian countries, the Company's business is subject to risks associated with many factors beyond its control. International operations and sales may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, and changes in import/export regulations, tariff and freight rates. Although the Company buys hedging instruments to reduce its exposure to currency exchange rate fluctuations, the Company's competitive position can be affected by the exchange rate of the U.S. dollar against other currencies, particularly the Japanese yen. Further, to the extent that volatility in foreign financial markets was to have an adverse impact on economic conditions in a country or geographic region in which the Company does business, demand for and supply of the Company's products could be adversely impacted, which would have a negative impact on the Company's revenues and earnings.

     A significant number of the Company's customers and suppliers are in Asia. The recent turmoil in the Asian financial markets does not appear to have had a material impact on the Company's sales orders or bookings. However, the financial instability in these regions may have an adverse impact on the financial position of end users in the region which could impact future orders and/or the ability of such users to pay the Company or the Company's customers, which could also impact the ability of such customers to pay the Company. The Company performs extensive financial due diligence on customers and potential customers and generally require material sales to Asia to either be secured by letters of credit or transacted on a cash on demand basis. Given the prior situation in Asia, the Company now requires that the letters of credit to be established through American banking institutions. During this volatile period, the Company expects to carefully evaluate the collection risk related to the financial position of customers and potential customers. The results of such evaluations will be considered in structuring the terms of sale, in determining whether to accept sales orders, in evaluating the recognition of revenue on sales in the area and in evaluating the collectability of outstanding accounts receivable from the region. In situations where significant collection risk exists, the Company will either not accept the sales order, defer the recognition of related revenues, or, in the case of previously transacted sales, establish appropriate bad debt reserves. Despite these precautions, should the volatility in Asia have a material adverse impact on the financial position on end users of the customers products in Asia, the Company could experience a material adverse impact on its results of operations.

COMPETITION

     The Company's business is intensely competitive and is characterized by new product cycles, price erosion, and rapid technological change and new companies entering the markets. Competition typically occurs at the design stage, where the customer evaluates alternative design approaches that require integrated circuits. Because of shortened product life cycles and even shorter design-in cycles, the Company's competitors have increasingly frequent opportunities to achieve design wins in next generation systems. In the event that competitors succeed in supplanting the Company's products, the Company's market share may not be sustainable and net sales, gross margin, and results of operations would be adversely affected. Competitors include major domestic and international companies, many of which have substantially greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of their products. Emerging companies are also increasing their participation in the market, as well as customers who develop their own integrated circuit products.

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

IMPACT OF YEAR 2000

     The "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing incorrect reporting and disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The issue spans both information technology and non-information technology systems that use date data. In addition to the Company's own systems, the Company relies, directly and indirectly, on external systems of its customers, suppliers, creditors, financial organizations, utilities providers and government entities, both domestic and international ("Third Parties"). The Company currently has a project plan in place to address the Year 2000 Issue with its internal systems and Third Parties which is designed to deal with its most critical systems and processes first. Those identified as "mission critical" are systems and/or processes whose failure would cause a material impact on the Company's operations and financial statements. The project plan includes the identification, assessment, testing, remediation/validation and the development of contingency plans of the Company's Year 2000 issues primarily through the use of internal personnel. In addition, the Company has engaged the services of external consultants to provide Year 2000 progress assessment of the Company's efforts. The external consultants review the Company's activities regarding Year 2000 readiness and provide recommendations designed to improve the Company's Year 2000 readiness.

     In the third quarter of calendar year 1996, the Company began a program to replace mission-critical internal business systems. The decision to purchase software to replace these systems was made primarily in order to meet the Company's future business requirements, which included consideration of Year 2000 Issues. The Company is currently in the process of installing software licensed from SAP America, Inc. The first phase of this project was completed in June 1998 and included finance, sales and logistics. The second phase of the project will include manufacturing and a human resource system estimated to be completed by September 1999. This multi-phased implementation is expected to cover all major internal business systems used by the Company. While the Year 2000 compliance is an important software feature the Company considered when purchasing the software replacement, the Company's decision to replace mission critical business systems was primarily to make important functional improvements necessary to remain competitive in the current business environment. Therefore, the Company has not allocated a portion of the total project cost as a Year 2000 Issue. The Company does not believe that any incremental project costs associated with Year 2000 compliance to be material, as this feature was included with the software purchased by the Company to satisfy its business needs. The Company presently believes that with the installation of this software into its internal business systems, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. Therefore, the Company is currently developing contingency plans in the event mission critical systems are not Year 2000 compliant.

     Product related assessments and testing are expected to be completed by June 1999. To date, 93% of products have been tested and found to be Year 2000 compliant. A list of compliant products is available on the Company's web site (www.cirrus.com). The Company considers a product or system to be Year 2000 compliant if the date/time data is accurately processed (included, but not limited to, calculating, comparing, and sequencing) from, into and between the twentieth and twenty-first centuries, and the years 1999 and 2000 along with leap year calculations. To date, the Company has not identified any non-compliant products and therefore, no material costs have been incurred with respect to remediation. The Company believes that it is unlikely to experience a material adverse impact on its financial condition or results of operations due to product related Year 2000 compliance issues. However, since the assessment process is ongoing, Year 2000 implications are not fully known, and potential liability issues are not clear. Therefore, the full potential impact of the Year 2000 on the Company is not known at this time.

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

     The Company's project plan also includes a comprehensive program to assess the Year 2000 compliance of its key suppliers. The Company has initiated formal communications with its significant suppliers and financial institutions to determine the extent to which the Company is vulnerable to those Third Parties who fail to remedy their own Year 2000 Issues. As of March 1999, the Company has contacted its significant suppliers and financial institutions and has received assurances of Year 2000 compliance from a number of those contacted. To date the Company has received responses to its initial inquiries from 100% of its mission critical suppliers. However, some of these suppliers are still in the process of completing their work on the Year 2000 Issues and failure of these mission critical suppliers to be compliant would result in manufacturing shutdowns for a certain period of time. The Company is currently taking steps to assess whether these suppliers are taking all the appropriate actions to fix any year 2000 issues they might have and to be prepared to continue functioning effectively as a supplier to the Company. However, as there can be no guarantee that the Company's suppliers will be Year 2000 compliant prior to the millennium, many significant suppliers have been second sourced and most contingency plans have been developed during the first calendar quarter of 1999. This process will be completed in the second calendar quarter of 1999. Contingency plans related to mission critical suppliers that are not considered to be making adequate steps to ensure Year 2000 compliance consist of the identification of substitutes and second-source suppliers, and in certain situations includes a planned increase in the level of inventory carried. No material cost related to Year 2000 compliance of Third Parties has been incurred to date. The Company believes that its reasonably most likely worst case Year 2000 scenario would involve problems with the systems of its Third Parties rather than with the Company's internal systems or its products. However, based upon information communicated to the Company from Third Parties, management believes that it is unlikely to experience a material adverse impact due to problems related to Third Parties and expects that the cost of these projects over the next two years will not have a material effect on the Company's financial position or overall trends in results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURE

     The Company is exposed to market risks associated with interest rate and currency movements on market securities, outstanding debt and non-U.S. dollar denominated assets and liabilities. The Company assesses these risks on a regular basis and has established policies to protect against the adverse effects of these and other potential exposures. All of the potential changes noted below are based on sensitivity analysis performed on the Company's financial position at March 27, 1999. Actual results may differ materially.

     At March 27, 1999, the Company's marketable securities consist of short-term, fixed rate securities and long term debt, of which the majority represents convertible subordinated notes bearing interest at a fixed rate. An immediate 10% change in interest rates would not have a material effect on either the Company's debt or investment portfolios, and would also have no material impact on the Company's results of operations.

     A majority of the Company's revenue and spending is transacted in U.S. dollars. However, the Company does enter into these transactions in other currencies, primarily Japanese yen. The Company attempts to limit its exposure to changing foreign exchange rates through financial market instruments. Short-term exposures to changing foreign exchange rates are managed by financial market transactions, principally through the purchase of both forward foreign exchange contracts and put and call options in order to hedge certain firm commitments denominated in foreign currencies. The Company's foreign exchange policy also authorizes the use of hybrid foreign exchange products that combine elements of both options and forward contracts. The Company will enter into contracts which are most attractive to its hedging position in the market at the time of execution. Any contracts executed by the Company are denominated in the same currency as the underlying transaction (primarily Japanese yen) and the terms of the contracts generally match the underlying transactions. The effect of an immediate 10% change in exchange rates would not have a material effect on the Company's financial condition or results of operations.

     The Company's foreign exchange policy allows for the use of forward and options contracts, as well as, hybrids of these instruments, to hedge its foreign currency exposures. The majority of the Company's hedging transactions are considered cash flow hedges and do not qualify for hedge accounting treatments. As currently anticipated under certain accounting standards as anticipated by Statement of Financial Accounting Standards No. 133, these instruments would be classified as derivatives for purposes of this disclosure. As previously stated, the most common form of instruments used by the Company are forward contracts and options, primarily denominated in Japanese yen. The Company actively pursues options using a "zero cost" strategy where there is no operations impact to the execution of the underlying transaction. The options are then "marked to market" on a monthly basis based upon fluctuations of the underlying currency in relation to the U. S. dollar, and the gains or losses are reflected in operations. Upon termination of the derivative instrument, the cumulative gain or is included in operations. Forward foreign currency exchange contracts receive similar treatment.

     The Company hedges certain anticipated foreign currency transactions, primarily repatriation of Japanese yen sales. Repatriations occur on a quarterly or monthly basis, depending on underlying accounts receivable collections. Foreign currency exchange contracts are entered into at the beginning of each fiscal quarter in order to hedge these transactions and typically expire at the end of each fiscal quarter. The transactions are marked to market, monthly and the cumulative gains or losses are recognized during the quarter operations. In the event that the anticipated transaction did not occur, options contracts would expire with a negative impact to operations. However, to the extent that the Company did not have like amounts of foreign currency in its offshore foreign exchange account, forward contracts would require the Company to purchase any deficient amount of the underlying currency at spot market rates in order to settle with its financial institution counter-party. Any gains or losses form these types of transactions would be reflected in operations. The Company believes that the impact of these types of occurrences would have an immaterial effect on the Company operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     FISCAL YEARS ENDED
                                                            ------------------------------------
                                                            MARCH 27,     MARCH 28,    MARCH 29,
                                                               1999         1998         1997
                                                            ----------    ---------    ---------
Net sales.................................................  $  628,105    $954,270     $917,154
Costs and expenses, gain on sale of assets and other, net
  Cost of sales...........................................     703,029     605,484      598,795
  Research and development................................     130,347     179,552      230,786
  Selling, general and administrative.....................      98,275     117,273      126,722
  Gain on sale of assets, net.............................      (3,988)    (20,781)     (18,915)
  Restructuring costs and other, net......................      80,505      14,464       20,954
                                                            ----------    --------     --------
          Total costs and expenses, gain on sale of assets
            and other, net................................   1,008,168     895,992      958,342
                                                            ----------    --------     --------

Income (loss) from operations.............................    (380,063)     58,278      (41,188)
Interest expense..........................................     (22,337)    (27,374)     (19,754)
Interest income...........................................      16,786      19,893        8,053
Other income (expense), net...............................       4,242       5,206        1,270
                                                            ----------    --------     --------

Income (loss) before provision (benefit) for income
  taxes...................................................    (381,372)     56,003      (51,619)
Provision (benefit) for income taxes......................      46,031      19,510       (5,463)
                                                            ----------    --------     --------

Net income (loss).........................................  $ (427,403)   $ 36,493     $(46,156)
                                                            ==========    ========     ========

Net income (loss) per share:
  Basic...................................................  $    (6.77)   $   0.54     $  (0.71)
                                                            ==========    ========     ========
  Diluted.................................................  $    (6.77)   $   0.52     $  (0.71)
                                                            ==========    ========     ========
Weighted average common shares outstanding:
  Basic...................................................      63,149      67,333       65,007
  Diluted.................................................      63,149      69,548       65,007

                            See accompanying notes.

                          CONSOLIDATED BALANCE SHEETS
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              MARCH 27,    MARCH 28,
                                                                1999          1998
                                                              ---------    ----------
                                       Assets
Current assets:
  Cash and cash equivalents.................................  $ 144,457    $  307,184
  Restricted cash...........................................     86,277        40,237
  Short-term investments....................................     74,616       125,378
  Accounts receivable, less allowance for doubtful accounts
     of $9,296 in 1999 and $11,176 in 1998..................     66,063       103,073
  Inventories...............................................     40,262       103,703
  Deferred tax assets.......................................         --        28,505
  Equipment and leasehold improvement advances to joint
     ventures...............................................         --        97,711
  Other current assets......................................     19,039        10,402
                                                              ---------    ----------
          Total current assets..............................    430,714       816,193
Property and equipment, at cost:
  Machinery and equipment...................................    149,828       249,649
  Furniture and fixtures....................................     16,046        15,075
  Leasehold improvements....................................     20,401        23,458
                                                              ---------    ----------
                                                                186,275       288,182
  Less accumulated depreciation and amortization............   (138,251)     (188,818)
                                                              ---------    ----------
          Property and equipment, net.......................     48,024        99,364
Manufacturing agreements, net of accumulated amortization of zero in 1999 and $19,409 in 1998, and investment in joint
  ventures..................................................     14,000       166,953
Deposits and other assets...................................     39,892        55,032
                                                              ---------    ----------
                                                              $ 532,630    $1,137,542
                                                              =========    ==========
Liabilities and Stockholders' Equity (Net Capital Deficiency)
Current liabilities:
  Accounts payable..........................................  $  64,707    $  110,761
  Accounts payable -- joint ventures........................    102,268        98,753
  Accrued salaries and benefits.............................     13,724        41,832
  Current maturities of long-term debt and capital lease
     obligations............................................     23,076        26,554
  Income taxes payable......................................     36,593        38,053
  Other accrued liabilities.................................     26,334        24,086
                                                              ---------    ----------
          Total current liabilities.........................    266,702       340,039
Capital lease obligations...................................      1,457         5,475
Long-term debt..............................................     12,960        32,559
Other long-term.............................................      9,231         3,126
Convertible subordinated notes..............................    300,000       300,000
Commitments and contingencies
Stockholders' equity (net capital deficiency):
  Convertible preferred stock, $0.001 par value; 5,000
     shares authorized, none issued.........................         --            --
  Common stock, $0.001 par value, 280,000 shares authorized,
     60,103 shares issued and outstanding in 1999 and 68,175
     in 1998................................................         60            68
  Additional paid-in capital................................    327,601       368,554
  Retained earnings (accumulated deficit)...................   (383,905)       89,429
  Accumulated other comprehensive income (loss).............     (1,476)       (1,708)
                                                              ---------    ----------
          Total stockholders' equity (net capital
            deficiency).....................................    (57,720)      456,343
                                                              ---------    ----------
                                                              $ 532,630    $1,137,542
                                                              =========    ==========

                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (THOUSANDS)

                                                                     FISCAL YEARS ENDED
                                                              ---------------------------------
                                                              MARCH 27,   MARCH 28,   MARCH 29,
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Cash flows from operating activities:
  Net income (loss).........................................  $(427,403)  $  36,493   $ (46,156)
  Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities:
     Depreciation and amortization..........................     62,281      71,869      87,960
     Deferred tax asset valuation allowance.................     46,698          --          --
     Non-cash portion of restructuring charges..............     52,147       4,405      10,278
     Write-off and write-down of property and equipment.....      5,029          --          --
     Write-off of manufacturing payments and advances for
      equipment and leasehold improvements to joint
      ventures..............................................    188,386          --          --
     Gain on sale of assets.................................     (3,988)    (11,082)    (18,915)
     Compensation related to the issuance of certain
      employee stock options and restricted stock...........      1,781         493         494
  Changes in operating assets and liabilities:
     Accounts receivable....................................     36,963      66,411     (42,438)
     Inventories............................................     54,936      21,574       2,367
     Funds received (disbursed) for joint venture equipment
      leased, net...........................................     32,676      14,886     (17,914)
     Deferred tax and other current assets..................     (5,149)      2,566      14,659
     Accounts payable.......................................    (38,221)    (21,034)     16,879
     Accrued salaries and benefits..........................    (29,130)     11,449      (7,858)
     Income taxes payable...................................     (1,460)      6,794      11,968
     Other accrued liabilities..............................      8,886     (11,685)     (8,752)
                                                              ---------   ---------   ---------
Net cash (used in) provided by operations...................    (15,568)    193,139       2,572
                                                              ---------   ---------   ---------
Cash flows used for investing activities:
  Purchase of available for sale investments................   (215,405)   (370,794)   (182,552)
  Proceeds from available for sale investments..............    266,167     433,631      13,616
  Proceeds from sale of assets, net.........................      4,273      16,142      56,526
  Proceeds from termination of UMC agreement................         --      20,543          --
  Manufacturing agreements and investment in joint
     venture................................................     (7,500)    (44,500)    (54,000)
  Additions to property and equipment.......................    (12,665)    (27,639)    (30,722)
  Increase in deposits and other assets.....................    (20,521)    (12,294)    (23,903)
  Increase in restricted cash...............................    (46,040)    (40,237)         --
                                                              ---------   ---------   ---------
Net cash used for investing activities......................    (31,691)    (25,148)   (221,035)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds from issuance of convertible notes...............         --          --     290,640
  Borrowings on long-term debt..............................         --       5,980      10,009
  Payments on long-term debt................................    (21,287)    (21,124)    (21,154)
  Payments on capital lease obligations.....................     (5,508)    (12,363)     (5,720)
  Borrowings on short-term debt.............................         --          --     172,000
  Payments on short-term debt...............................         --          --    (252,000)
  Increase in other long-term liabilities...................         --          --         565
  Issuance of common stock, net of issuance costs...........     11,412      15,160      19,684
  Repurchase and retirement of common stock.................   (100,085)         --          --
                                                              ---------   ---------   ---------
Net cash (used for) provided by financing activities........   (115,468)    (12,347)    214,024
                                                              ---------   ---------   ---------
Net (decrease) increase in cash and cash equivalents........   (162,727)    155,644      (4,439)
Cash and cash equivalents at beginning of year..............    307,184     151,540     155,979
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $ 144,457   $ 307,184   $ 151,540
                                                              =========   =========   =========
Non-cash investing and financing activities:
  Equipment purchased under capital leases..................  $      --   $      --   $  10,556
  Tax benefit of stock options exercises....................         --          --       1,509
Cash payments (refunds) for:
  Interest..................................................  $  23,724   $  26,878   $   8,381
  Income taxes..............................................      1,116       7,022     (25,625)

                            See accompanying notes.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (NET CAPITAL DEFICIENCY)
                        THREE YEARS ENDED MARCH 27, 1999
                                  (THOUSANDS)

                                       COMMON STOCK                                       ACCUMULATED
                                      ---------------     ADDITIONAL      RETAINED    OTHER COMPREHENSIVE
                                      SHARES   AMOUNT   PAID-IN CAPITAL   EARNINGS       INCOME (LOSS)        TOTAL
                                      ------   ------   ---------------   ---------   -------------------   ---------
Balance, March 30, 1996.............  63,951    $ 64       $329,089       $  99,092         $   421         $ 428,666
Components of comprehensive income
  (loss):
  Net loss..........................      --      --             --         (46,156)             --           (46,156)
  Change in unrealized loss on
     foreign currency translation
     adjustments....................      --      --             --              --          (1,637)           (1,637)
                                                                                                            ---------
          Total comprehensive income
            (loss)..................      --      --             --              --              --           (47,793)
                                                                                                            ---------
Issuance of stock under stock plans
  and other, net of repurchases.....   2,205       2         21,319              --              --            21,321
Compensation related to the issuance
  of certain employee options.......      --      --            494              --              --               494
Tax benefit of stock option
  exercises.........................      --      --          1,509              --              --             1,509
                                      ------    ----       --------       ---------         -------         ---------
Balance, March 29, 1997.............  66,156      66        352,411          52,936          (1,216)          404,197
Components of comprehensive income
  (loss):
  Net income........................      --      --             --          36,493              --            36,493
  Change in unrealized loss on
     foreign currency translation
     adjustments....................      --      --             --              --            (492)             (492)
                                                                                                            ---------
          Total comprehensive income
            (loss)..................      --      --             --              --              --            36,001
                                                                                                            ---------
Issuance of stock under stock plans
  and other, net of repurchases.....   2,019       2         15,650              --              --            15,652
Compensation related to the issuance
  of certain employee options.......      --      --            493              --              --               493
                                      ------    ----       --------       ---------         -------         ---------
Balance, March 28, 1998.............  68,175      68        368,554          89,429          (1,708)          456,343
Components of comprehensive income
  (loss):
  Net loss..........................      --      --             --        (427,403)             --          (427,403)
  Change in unrealized gain on
     foreign currency translation
     adjustments....................      --      --             --              --             232               232
                                                                                                            ---------
          Total comprehensive income
            (loss)..................      --      --             --              --              --          (427,171)
                                                                                                            ---------
Issuance of stock under stock plans
  and other, net of repurchases.....   1,636       2         11,410              --              --            11,412
Repurchase of Common Stock..........  (9,708)    (10)       (54,144)        (45,931)             --          (100,085)
Compensation related to the issuance
  of certain employee options.......      --      --          1,781              --              --             1,781
                                      ------    ----       --------       ---------         -------         ---------
Balance, March 27, 1999.............  60,103    $ 60       $327,601       $(383,905)        $(1,476)        $ (57,720)
                                      ======    ====       ========       =========         =======         =========

                            See accompanying notes.

                               CIRRUS LOGIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Cirrus Logic, Inc. (the "Company") designs and manufactures integrated circuits that employ precision linear and advanced mixed-signal processing technologies. The Company's products, sold under its own name and the Crystal product brand, enable system-level applications in mass storage (magnetic and optical), audio (consumer, professional and personal computer) and precision data conversion (industrial and communications).

     In February 1999, the company was reincorporated in the State of Delaware. The accompanying consolidated financial statements have been retroactively restated to give effect to the reincorporation.

     In September 1998, the Company announced a program to restructure its business to fully concentrate on its precision linear and mixed-signal positions in the mass storage, audio and high-precision data conversion markets. The program forecasted a workforce reduction of 400 to 500 employees and restructuring and other charges of up to $500 million. In January 1999, the Company subsequently indicated that these charges might exceed $500 million. The Company indicated in the announcement in September 1998 that the timing of recording the restructuring charges was uncertain and dependent upon a number of different factors, including negotiations related to its joint ventures.

     During fiscal 1999, the Company recorded charges of approximately $440 million, of which $188 million related to assets impairment (see Note 6), $90 million related to wafer purchase commitment charges (see Note 1) and $35 million related to inventory write-downs (see Note 1) that were recorded in cost of sales. In addition, charges of $78 million related to severance and related benefits along with facilities scale back and other costs that were recorded in restructuring costs and other, net (see Note 12) and $47 million related to recording a valuation allowance against previously recorded deferred tax assets included in the provision for income taxes (see Note 15). The Company may incur substantial additional cash charges in future periods related to its joint ventures (see Note 6).

CONSOLIDATION AND FOREIGN CURRENCY TRANSLATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Accounts denominated in foreign currencies have been remeasured in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," using the U.S. dollar as the functional currency. Translation adjustments relating to Cirrus Logic K.K., whose functional currency is the Japanese yen, are included as a component of stockholders' equity and comprehensive income (loss).

CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS

     Cash equivalents and restricted cash consist primarily of over-night deposits, commercial paper, U.S. Government Treasury and Agency instruments, and money market funds with original maturities of three months or less at date of purchase. Short-term debt investments have original maturities greater than three months and consist of U.S. Government Treasury and Agency instruments, municipal bonds, certificates of deposit and commercial paper.

SHORT-TERM INVESTMENTS: HELD-TO-MATURITY AND AVAILABLE-FOR-SALE

     Management determines the appropriate classification of certain debt and equity securities at the time of purchase as either held-to-maturity, trading or available-for-sale and reevaluates such designation as of each balance sheet date. The Company has classified all investments for fiscal 1999 and fiscal 1998 as available for sale.

                               CIRRUS LOGIC, INC.

     Held-to-maturity debt securities are stated at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income. Held-to-maturity securities include only those securities the Company has the positive intent and ability to hold to maturity.

     Securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, included as a component of stockholders' equity and comprehensive income (loss). Realized gains and losses, declines in value judged to be other than temporary, and interest on available-for-sale securities are included in interest income.

FOREIGN EXCHANGE CONTRACTS

     The Company may enter into foreign currency forward exchange and option contracts to hedge certain of its foreign currency transaction, translation and remeasurement exposures. The Company's accounting policies for some of these instruments are based on the Company's designation of such instruments as hedging transactions. Instruments not designated as a hedge transaction will be "marked to market" at the end of each accounting period. The criteria the Company uses for designating an instrument as a hedge include effectiveness in exposure reduction and one-to-one matching of the derivative financial instrument to the underlying transaction being hedged. Gains and losses on foreign currency exchange and option contracts that are designated and effective as hedges of existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset. Gains and losses on foreign currency option contracts that are designated and effective as hedges of transactions, for which a firm commitment has been attained, are deferred and recognized in income in the same period that the underlying transactions are settled and were not material as of March 27, 1999.

     The Company hedges certain anticipated foreign currency transactions, primarily repatriation of Japanese yen sales. Repatriations occur on a quarterly or monthly basis, depending on underlying accounts receivable collections. Foreign currency exchange contracts are entered into at the beginning of each fiscal quarter in order to hedge these transactions and typically expire at the end of each fiscal quarter. The transactions are marked to market, monthly and the cumulative gains or losses are recognized during the quarter operations. In the event that the anticipated transaction did not occur, options contracts would expire with a negative impact to operations. However, to the extent that the Company did not have like amounts of foreign currency in its offshore foreign exchange account, forward contracts would require the Company to purchase any deficient amount of the underlying currency at spot market rates in order to settle with its financial institution counter-party. Any gains or losses from these types of transactions would be reflected in operations. The Company believes that the impact of these types of occurrences would have an immaterial effect on the Company operations.

     During fiscal 1999, 1998 and 1997, the Company purchased foreign currency option contracts to hedge certain yen denominated net balance sheet accounts and sales.

     As of March 27, 1999, the Company had two option contracts outstanding denominated in Japanese yen, both with exercise dates on June 25, 1999. The Company purchased an option from the bank to sell $1.8 billion yen to the bank for $15.0 million on the exercise date. The Company also sold an option to the bank to purchase $0.9 million yen from the Company for $7.5 million on the same exercise date. As of March 28, 1998, the Company had foreign currency forward exchange and option contracts outstanding denominated in Japanese yen for approximately $15,602,000.

     While the contract amounts provide one measure of the volume of the transactions outstanding at March 27, 1999 and March 28, 1998, they do not represent the amount of the Company's exposure to credit risk. The Company's exposure to credit risk (arising from the possible inability of the counterparties to meet

                               CIRRUS LOGIC, INC.

the terms of their contracts) is generally limited to the amount, if any, by which the counterparty's obligations exceed the obligations of the Company.

     Transaction gains and losses were not material in fiscal 1999, 1998 and 1997.

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially are subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, foreign currency exchange contracts and trade accounts receivable. The Company is exposed to credit risk to the extent of the amounts recorded on the balance sheet. By policy, the Company places its cash equivalents and short term investments and foreign currency exchange contracts only with high credit quality financial institutions and, other than U.S. Government Treasury instruments, limits the amounts invested in any one institution or in any type of instrument. The Company performs ongoing credit evaluations of its customers' financial condition, limits its exposure to accounting losses by limiting the amount of credit extended whenever deemed necessary, utilizes letters of credit where appropriate and available and generally does not require collateral. The Company sells a significant amount of products in the Pacific Rim and Japan. The Company's exposure to risk with Asian customers has been largely mitigated through the use of letters of credit.

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

     Inventories are comprised of the following (in thousands):

                                         MARCH 27,    MARCH 28,
                                           1999         1998
                                         ---------    ---------
Work-in process........................   $25,165     $ 66,558
Finished goods.........................    15,097       37,145
                                          -------     --------
                                          $40,262     $103,703
                                          =======     ========

     During fiscal 1999, the Company recorded $34.5 million of charges to cost of sales for inventory write-downs associated with products being phased out in connection with the Company's 1999 restructuring plan.

PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost. Depreciation and amortization is provided on a straight-line basis over estimated useful lives ranging from three to five years, or over the life of the lease for equipment under capitalized leases, if shorter. Leasehold improvements are amortized over the term of the lease or their estimated useful life, whichever is shorter. Depreciation expense for fiscal years 1999, 1998 and 1997 was $36,967,000, $48,328,000 and $57,726,000, respectively.

                               CIRRUS LOGIC, INC.

LONG-LIVED ASSETS

     In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair value is estimated based on discounted future cash flows. See Note 6 for further discussion of impairment charges relating to manufacturing supply agreements and equipment and leasehold advances.

WAFER PURCHASE COMMITMENTS

     The Company has firm commitments to purchase wafers from joint venture partnerships in which it is a minority owner (MiCRUS and Cirent Semiconductor) and from other third party suppliers. The Company estimates its wafer needs on an ongoing basis and in certain cases may reduce its wafer purchase commitments by selling its committed portion of the joint ventures' wafer capacity to others or allowing third parties to utilize the Company's available wafer starts under its wafer purchase commitments. The Company's ability to adjust short-term production mix and volume throughput in its joint ventures and at its third party suppliers is limited by contract, and changes within six months of manufacturing start dates are difficult to make given order lead times, set-up times, design cycle times, manufacturing cycle times, and customer and foundry qualification times. If the Company's firm wafer purchase commitments exceed its wafer needs and it is unable to sell the excess to others, losses on firm wafer purchase commitments in excess of estimated wafer needs over the short-term (six months) are accrued to the extent they would result in inventory losses were the company to fulfill the commitment and take delivery of the inventory. During fiscal 1999, 1998 and 1997, the Company accrued and expensed estimated losses under wafer purchase commitments of $90.3 million, $53.0 million and $30.5 million, respectively. As of March 27, 1999 and March 28, 1998, the Company had accruals for charges incurred and estimated losses under wafer purchase commitments of $74.5 million and $63.8 million, respectively. The amount of this accrual is an estimate and the liability for losses under wafer purchase commitments is ultimately subject to actual shortfalls in purchase commitments in future quarters.

REVENUE RECOGNITION

     Revenue from product sales direct to customers is recognized upon shipment. Certain of the Company's sales are made to distributors under agreements allowing certain rights of return and price protection on products unsold by distributors. Accordingly, the Company defers revenue and gross profit on such sales until the product is sold by the distributors.

     Revenues in fiscal 1998 include $60.0 million from two patent cross-license agreements under which the Company has no ongoing obligations. These revenues were recognized in fiscal 1998 upon the execution of the agreements.

ADVERTISING EXPENSE

     The cost of advertising is expensed as incurred. Advertising costs were $3.3 million in fiscal 1999, $4.9 million in fiscal 1998 and were not significant in fiscal 1997.

OTHER INCOME (EXPENSE), NET

     In fiscal 1999, other income (expense), net, includes gains on the disposal of certain investments in common stock and foreign currency transaction gains. In fiscal 1998, other income (expense), net, includes gains on the disposal of certain investments in common stock and foreign currency transaction gains, which

                               CIRRUS LOGIC, INC.

were somewhat offset by certain legal settlements. Other income (expense), net in fiscal 1997 primarily relates to foreign currency transaction gains.

STOCK-BASED COMPENSATION

     The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for its fixed cost stock option plans or its associated stock purchase plan when the exercise price is equal to the fair value on the date of grant. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." See Note 14.

NET INCOME PER SHARE

     Basic and fully dilutive net income (loss) per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share. All net income (loss) per share amounts for all periods have been restated to conform to the SFAS 128 requirement.

     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

                                                              MARCH 27,   MARCH 28,   MARCH 29,
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Numerator:
  Net income (loss).........................................  $(427,403)   $36,493    $(46,156)
                                                              =========    =======    ========
Denominator:
  Denominator for basic net income (loss) per
     share -- weighted-average shares.......................     63,149     67,333      65,007
  Dilutive common stock equivalents, using treasury stock
     method.................................................         --      2,215          --
                                                              ---------    -------    --------
  Denominator for diluted net income (loss) per share.......     63,149     69,548      65,007
                                                              =========    =======    ========
Basic net income (loss) per share...........................  $   (6.77)   $  0.54    $  (0.71)
                                                              =========    =======    ========
Diluted net income (loss) per share.........................  $   (6.77)   $  0.52    $  (0.71)
                                                              =========    =======    ========

     Incremental common shares attributable to exercise of outstanding options of 5,836,000, 1,546,000 and 7,675,000 shares as of March 27, 1999, March 28,
1998 and March 29, 1997, respectively, were excluded from the computation of diluted net income (loss) per share because the effect would be antidilutive.

     As of March 27, 1999, the Company had outstanding convertible notes to purchase 12,387,000 shares of common stock that were not included in the computation of diluted net income (loss) per share because the effect would be antidilutive.

RECLASSIFICATIONS

     Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the 1999 presentation. Such reclassifications had no effect on the results of operations or stockholders' equity.

 2. RECENT ACCOUNTING PRONOUNCEMENTS

     Beginning in the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 establishes rules for the reporting and display of comprehensive income (loss) and its components; however, the adoption of SFAS 130 has no impact on the Company's net income (loss) or stockholders' equity. SFAS 130 requires

                               CIRRUS LOGIC, INC.

foreign currency translation adjustments, which prior to adoption, were reported in stockholders' equity, to be included in accumulated other comprehensive income (loss). The disclosures required by SFAS 130 are presented in the Consolidated Statement of Stockholder's Equity (Net Capital Deficiency).

     Effective March 29, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131") "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting operating segments and disclosures about products and services, geographic areas and major customers. See note 16 for further information.

     In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued and is effective for fiscal years commencing after June 15, 1999. SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company does not believe SFAS 133 will have a material impact on earnings or the financial condition of the Company.

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. The Company's policy for capitalizing the cost of developing and obtaining software for internal use is consistent with the requirement of SOP 98-1.

 3. GAIN ON SALE OF ASSETS

     During fiscal 1999, the Company recorded the final resolution of contingencies related to the fiscal 1997 sales of the Company's PicoPower product line to National Semiconductor Corporation and PCSI's Infrastructure Product Group to ADC Telecommunications, Inc.

     In the third quarter of fiscal 1998, the Company sold its Nuera Communications, Inc. subsidiary for cash proceeds of approximately $21.5 million ($16.1 million net of $5.4 million of Nuera's own cash) and recorded a gain of approximately $11.1 million. Gain on sale of assets also includes the reversal of $9.7 million that had previously been accrued for losses on facilities commitments in connection with the sale and shut down of the operating divisions of PCSI in the fourth quarter of fiscal 1997.

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

                               CIRRUS LOGIC, INC.

 4. FINANCIAL INSTRUMENTS

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

        Subordinated convertible debt: The fair value of the subordinated notes is based upon quoted market prices.

     The carrying amounts and fair values of the Company's financial instruments at March 27, 1999 are as follows (in thousands):

                                               CARRYING       FAIR
                                                AMOUNT        VALUE
                                               ---------    ---------
Cash.........................................  $ 127,621    $ 127,621
Investment securities:
  Commercial paper...........................    101,333      101,333
  Certificates of Deposit....................     30,043       30,032
  US Government Agency instruments...........     26,053       26,011
  Municipal Bond.............................     20,300       20,300
Foreign currency option contracts............         --           --
Long-term debt...............................   (337,493)    (243,904)

     The carrying amounts and fair values of the Company's financial instruments at March 28, 1998 are as follows (in thousands):

                                               CARRYING       FAIR
                                                AMOUNT        VALUE
                                               ---------    ---------
Cash.........................................  $ 206,520    $ 206,520
Investment securities:
  US Government Treasury instruments.........    220,357      219,782
  US Government Agency instruments...........     14,904       14,904
  Commercial paper...........................     25,953       25,953
  Other investments..........................      5,065        5,065
Foreign currency forward exchange and option
  contracts..................................         --           --
Long-term debt...............................   (354,871)    (286,231)

                               CIRRUS LOGIC, INC.

INVESTMENTS

     At March 27, 1999, approximately $9.0 million of available-for-sale securities have contracted maturities between one and two years, and the rest of these securities have contracted maturities of less than one year. Gross realized and unrealized gains and losses on all classes of securities were immaterial at and for the periods ended March 27, 1999, March 28, 1998 and March 29, 1997.

     The following is a reconciliation of the investment categories to the balance sheet classification at March 27, 1999 (in thousands):

                                              CASH AND CASH
                                             EQUIVALENTS AND   SHORT-TERM
                                             RESTRICTED CASH   INVESTMENTS    TOTAL
                                             ---------------   -----------   --------
Cash.......................................     $127,621         $    --     $127,621
Available-for-sale securities..............      103,113          74,616      177,729
                                                --------         -------     --------
          Total............................     $230,734         $74,616     $305,350
                                                ========         =======     ========

     The following is a reconciliation of the investment categories to the balance sheet classification at March 28, 1998 (in thousands):

                                              CASH AND CASH
                                             EQUIVALENTS AND   SHORT-TERM
                                             RESTRICTED CASH   INVESTMENTS    TOTAL
                                             ---------------   -----------   --------
Cash.......................................     $206,520        $     --     $206,520
Available-for-sale securities..............      140,901         125,378      266,279
                                                --------        --------     --------
          Total............................     $347,421        $125,378     $472,799
                                                ========        ========     ========

 5. USE OF ESTIMATES AND CONCENTRATIONS OF OTHER RISKS

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

 6. JOINT VENTURES AND MANUFACTURING SUPPLY AGREEMENTS

     In 1994, the Company and IBM formed MiCRUS, a manufacturing joint venture that produces wafers for both companies. MiCRUS began operations in 1995. In addition, in July 1996, the Company and Lucent

                               CIRRUS LOGIC, INC.

Technologies (Lucent) formed Cirent Semiconductor (Cirent), a manufacturing joint venture that produces wafers for both companies. Cirent began operations in the fourth quarter of fiscal 1997.

MICRUS

     IBM and Cirrus Logic own 52% and 48%, respectively, of MiCRUS, which produces wafers using IBM's wafer processing technology and made process technology payments to IBM, which totaled $71.0 million from inception through March 27, 1999. MiCRUS leases an existing IBM facility in East Fishkill, New York. Activities of the joint venture are focused on the manufacture of semiconductor wafers, and do not encompass direct product licensing or product exchanges between the Company and IBM. The joint venture has a remaining term of five years. MiCRUS is managed by a six-member governing board of whom three are appointed by IBM, two are appointed by Cirrus Logic and one is the chief executive officer of MiCRUS.

     The Company is currently entitled to 60% of the MiCRUS output. If either company does not purchase its full entitlement of the wafers, that company will be liable to the joint venture for costs associated with the underutilized capacity that results from the company's shortfall in wafer purchases, unless the shortfall is purchased by the other company or, under limited circumstances, offered to and used by third parties.

     In connection with the formation and expansion of the MiCRUS joint venture, the Company has made equity contributions to MiCRUS totaling $23.8 million and has made payments to MiCRUS under the manufacturing agreement totaling $71.0 million. In addition, the Company has made advances to MiCRUS for equipment and leasehold improvements, and the Company has guaranteed certain equipment lease obligations incurred by MiCRUS.

     The manufacturing agreement payments of $71.0 million were being amortized to the Company's cost of sales over the life of the venture based upon the ratio of current units of production to current and anticipated future units of production over the remaining life of the venture. The equity investment is being accounted for under the equity method. Equipment and leasehold advances represented equipment purchased by the Company on behalf of MiCRUS with the expectation the equipment and advances would be sold to an independent leasing company, which would then lease the equipment and improvements to MiCRUS. During the fourth quarter of fiscal 1999, the Company recorded substantial impairment and other charges to write-off the carrying value of the remaining MiCRUS manufacturing agreement payments, as well as writing off the entire carrying value of the MiCRUS joint venture equipment and leasehold improvement advances along with the MiCRUS equity investment. See discussion below entitled "Write-off of MiCRUS and Cirent Related Assets".

CIRENT SEMICONDUCTOR

     Cirent operates two wafer fabs in Orlando, Florida in a facility that is leased from Lucent. Cirent uses Lucent's wafer processing technology and made process technology payments to Lucent, which totaled $85.0 million from inception through March 27, 1999. Cirent is owned 60% by Lucent and 40% by Cirrus Logic and is managed by a Board of Governors, of whom three are appointed by Lucent and two are appointed by Cirrus Logic. The joint venture has a term of ten years.

     Initially, Lucent and the Company were each entitled to purchase one-half of the output of the second fab. During the second quarter of fiscal 1998, the Company amended its existing joint venture formation agreement and reduced its entitlement to 25% of the output of the second fab. If either company does not purchase its full entitlement of the wafers, that company will be liable to the joint venture for costs associated with the underutilized capacity that results from the company's shortfall in wafer purchases, unless the shortfall is purchased by the other company or, under limited circumstances, offered to and used by third parties.

                               CIRRUS LOGIC, INC.

     In connection with the Cirent joint venture, the Company has made equity contributions to Cirent totaling $14.0 million, and has made payments to Cirent under a manufacturing agreement totaling $85.0 million. In addition the Company has made advances to Cirent for equipment and leasehold improvements, and the Company has guaranteed certain equipment lease obligations incurred by Cirent.

     The manufacturing agreement payments of $85.0 million were being amortized to the Company's cost of sales over the life of the venture based upon the ratio of current units of production to current and anticipated future units of production over the remaining life of the venture. The equity investment is being accounted for under the equity method. Equipment and leasehold advances represented equipment purchased by the company on behalf of Cirent with the expectation the equipment and advances would be sold to an independent leasing company, which would then lease the equipment and improvements to Cirent. During the fourth quarter of fiscal 1999, the Company recorded substantial impairment and other charges to write-off the carrying value of the remaining Cirent manufacturing agreement payments, as well as writing off the entire carrying value of the Cirent joint venture equipment and leasehold improvement advances. See discussion below entitled "Write-off of MiCRUS and Cirent Related Assets."

WRITE-OFF OF MICRUS AND CIRENT RELATED ASSETS

     In the fourth quarter of fiscal 1999, the Company recorded asset impairment charges of $188.4 million and wrote-off its equity investment in MiCRUS of $23.8 million. The impairment charge principally relates to manufacturing payments to the joint ventures and equipment and leasehold improvement advances to the joint ventures. The impairment charges were recorded in accordance with SFAS 121 which requires the Company to analyze whether the cash flows attributable to an asset support the carrying value assigned to that asset in the financial statements. Where estimated future cash flow is not sufficient to recover the asset's net carrying value, the carrying value of the asset is reduced to estimated fair value.

     During fiscal 1999, the Company reassessed its manufacturing capacity needs and reevaluated the carrying value of the assets recorded in connection with both the MiCRUS and Cirent joint ventures. This revaluation was necessitated by the joint venture wafer purchase commitment charges recorded in the second, third and fourth quarters of fiscal 1999, and the restructuring of the Company's operations along with the future expected decreases in the sales, gross margins and cash flows from the manufacture and sale of the Company's products produced by the joint ventures. Expected undiscounted future cash flows were not sufficient to recover the carrying value of such assets. Therefore, an impairment loss of $188.4 million, representing the excess of the carrying value over the estimated fair value of the assets, was recognized in the fourth quarter of fiscal 1999, based on the excess of the carrying value of the manufacturing agreements and other assets over the fair value. The estimated fair value of the assets was based on discounted cash flows. In addition, the Company wrote off its equity investment in MiCRUS based upon management's expectation that this investment will not be recoverable. The $23.8 million write-off of its equity investment in MiCRUS is included in restructuring costs and other, net and the $188.4 million impairment charge is included in cost of sales. The charges are summarized below.

                                                                      EQUIPMENT AND
                                                                        LEASEHOLD
                                      EQUITY        MANUFACTURING      IMPROVEMENT
                                  INVESTMENT IN      PAYMENTS TO       ADVANCES TO
                                  JOINT VENTURES    JOINT VENTURES    JOINT VENTURES     TOTAL
                                  --------------    --------------    --------------    --------
MiCRUS..........................     $23,800           $ 44,525          $43,400        $111,725
Cirent..........................          --             78,826           21,635         100,461
                                     -------           --------          -------        --------
                                     $23,800           $123,351          $65,035        $212,186
                                     =======           ========          =======        ========

     The Company wrote off all remaining manufacturing payments and all remaining equipment and leasehold improvement advances to the joint ventures based on an assessment that future cash flows from the

                               CIRRUS LOGIC, INC.

manufacture and the sale of the Company's products produced by MiCRUS and Cirent would not be sufficient to recover any of the carrying value of such payments and advances. Separate cash flow analyses were performed for MiCRUS and Cirent.

     The Company is in negotiations with IBM and Lucent regarding the Company's involvement in future operations of MiCRUS and Cirent and expects to complete these discussions in the first half of fiscal 2000. Based on the current state of negotiations, the Company anticipates that it will not recover any of its equity investment in MiCRUS. However, management expects that it will recover all of its equity investment in Cirent. The actual outcome of the Company's negotiations with IBM and Lucent may not necessarily be in line with management's expectations. The outcome of the negotiations could result in a substantial cash charges in future periods in order to close these agreements.

SUMMARY OF TRANSACTIONS WITH MICRUS AND LUCENT

     The Company purchased manufactured wafers from its joint ventures in the following amounts for fiscal 1999, 1998 and 1997 (in thousands):

                                                       1999        1998        1997
                                                     --------    --------    --------
Joint venture wafer purchases
  MiCRUS...........................................  $172,400    $157,300    $154,100
  Cirent...........................................    53,300      32,700          --
                                                     --------    --------    --------
          Total....................................  $225,700    $190,000    $154,100
                                                     ========    ========    ========

     The Company's accounts payable balances related to wafers purchased from its joint ventures and for losses under wafer purchase agreements are as follows (in thousands):

                                                              MARCH 27,    MARCH 28,
                                                                1999         1998
                                                              ---------    ---------
Joint venture accounts payable
  MiCRUS....................................................  $ 22,700      $33,200
  Cirent....................................................     5,100        1,800
Wafer purchase commitments..................................    74,500       63,800
                                                              --------      -------
          Total.............................................  $102,300      $98,800
                                                              ========      =======

     The Company guarantees jointly and severally with IBM and Lucent equipment financings of the joint ventures in the following amounts as of March 27, 1999 (in thousands):

                                                        MARCH 27,
                                                          1999           MATURITY
                                                        ---------    -----------------
Joint venture equipment financing guarantees
  MiCRUS..............................................  $219,026     2000 through 2003
  Cirent..............................................   230,559     2002 through 2004
                                                        --------
          Total.......................................  $449,585
                                                        ========

                               CIRRUS LOGIC, INC.

     The Company has the following amount of manufacturing equipment and facility improvements for its joint ventures that it expects to sell to independent leasing companies that will in turn lease the equipment and improvements to the respective joint ventures (in thousands):

                                                              MARCH 27,    MARCH 28,
                                                                1999         1998
                                                              ---------    ---------
Equipment and leasehold improvement advances for joint
  ventures
  MiCRUS....................................................   $    --      $68,600
  Cirent....................................................        --       29,100
                                                               -------      -------
          Total.............................................   $    --      $97,700
                                                               =======      =======

     As described above, as of March 27, 1999, the Company has written-off all equipment and leasehold improvement advances to MiCRUS and Cirent amounting to $43.4 million and $21.6 million, respectively.

     Condensed combined financial information for MiCRUS and Cirent is as follows (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           1998        1997
                                                         --------    --------
Current assets.........................................  $193,000    $190,000
Non-current assets.....................................   213,000     233,000
                                                         --------    --------
  Total................................................  $406,000    $423,000
                                                         ========    ========
Current liabilities....................................  $145,000    $134,000
Non-current liabilities................................   182,000     211,000
Partner's capital......................................    79,000      78,000
                                                         --------    --------
  Total................................................  $406,000    $423,000
                                                         ========    ========

                                                YEAR ENDED DECEMBER 31,
                                          -----------------------------------
                                            1998         1997         1996
                                          ---------    ---------    ---------
Revenue.................................  $ 543,000    $ 365,000    $ 250,000
Expenses................................   (542,000)    (449,000)    (310,000)
                                          ---------    ---------    ---------
  Net loss..............................  $   1,000    $ (84,000)   $ (60,000)
                                          =========    =========    =========

     The Company accounts for the joint ventures under the equity method. Under the terms of the joint venture agreements, the other joint venture partners were responsible for the start-up costs of the joint ventures. IBM funded MiCRUS through the year ended December 31, 1995, while Cirent was funded by Lucent through the year ended December 31, 1997. After the start-up phase, the joint ventures are designed to break even by billing substantially all their costs to the joint venture parties. Accordingly, the Company's equity in the earnings of the joint ventures was not material in 1999, 1998 and 1997. In addition, the Company's total amortization of the joint venture manufacturing payments, prior to the write-offs described above, was $11,995,000, $8,680,000 and $6,789,000 for fiscal years 1999, 1998 and 1997, respectively.

OTHER WAFER SUPPLY ARRANGEMENTS

TAIWAN SEMICONDUCTOR MANUFACTURING CO., LTD. ("TSMC").

     In fiscal 1996, the Company entered into a volume purchase agreement with TSMC, which was amended in September 1997 and expires in December 2000. Under the agreement, the Company will purchase from TSMC 50% of its wafer needs that are not filled by MiCRUS and Cirent, provided that TSMC can meet the technological and other requirements of the Company's customers. TSMC is committed to supply these wafer needs.

                               CIRRUS LOGIC, INC.

 7. OBLIGATIONS UNDER CAPITAL LEASES

     The Company has capital lease agreements for machinery and equipment as follows (in thousands):

                                                         MARCH 27,    MARCH 28,
                                                           1999         1998
                                                         ---------    ---------
Capitalized cost.......................................  $ 19,736     $ 31,173
Accumulated amortization...............................   (16,971)     (21,419)
                                                         --------     --------
Total..................................................  $  2,765     $  9,754
                                                         ========     ========

     Amortization expense on assets capitalized under capital lease obligations is included in depreciation and amortization. The lease agreements are secured by the leased property.

     Future minimum lease payments under capital leases for the following fiscal years, together with the present value of the net minimum lease payments as of March 27, 1999, are (in thousands):

                    FISCAL YEAR                      AMOUNT
                    -----------                      -------
2000...............................................  $ 1,706
2001...............................................    1,209
2000...............................................      326
                                                     -------
Total minimum lease payments.......................    3,241
Less amount representing interest..................     (242)
                                                     -------
Present value of net lease payments................    2,999
Less current maturities............................   (1,542)
                                                     -------
Capital lease obligations..........................  $ 1,457
                                                     =======

 8. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                         MARCH 27,    MARCH 28,
                                           1999         1998
                                         ---------    ---------
Installment notes with interest rates
  ranging from 6.12% to 9.47%..........  $ 34,494     $ 54,871
Less current maturities................   (21,534)     (22,312)
                                         --------     --------
Long-term debt.........................  $ 12,960     $ 32,559
                                         ========     ========

     Principal payments for the following fiscal years are (in thousands):

                    FISCAL YEAR                      AMOUNT
                    -----------                      -------
2000...............................................  $21,534
2001...............................................    9,813
2002...............................................    2,811
2003...............................................      336
                                                     -------
Total..............................................  $34,494
                                                     =======

     At March 27, 1999, installment notes are secured by machinery and equipment with a net book value of $25,091,000 ($47,058,000 at March 28, 1998).

                               CIRRUS LOGIC, INC.

 9. CONVERTIBLE SUBORDINATED NOTES

     During December 1996, the Company completed an offering of $300.0 million of convertible subordinated notes. The notes bear interest at six percent, mature in December 2003, and are convertible into shares of the Company's common stock at $24.219 per share. Expenses associated with the offering of approximately $9.4 million were deferred and included in deposits and other assets. Such expenses are being amortized to interest expense over the term of the notes.

10. BANK ARRANGEMENTS

     The Company has a bank line of credit to provide for letters of credit for up to a maximum aggregate of $55.0 million. The line of credit expires on June 30, 1999 and amounts utilized are collateralized by cash or securities with interest at the higher of: (a) .50% per annum above the latest federal funds rate (as defined in the Second Amended Credit Agreement); or (b) the rate of interest in effect for such day as publicly announced from time to time by the Bank of America National Trust and Savings Association in San Francisco, California. The Company is currently in compliance with all covenants under the bank line of credit. As of March 27, 1999, the Company had approximately $45.3 million outstanding of letters of credit and an additional $9.7 million available under this line of credit. These letters of credit are secured by cash and securities of $66.6 million, which are recorded as restricted cash. In addition, certain leases are secured by cash and securities of $19.7 million, which is also recorded as restricted cash. Of the total restricted cash balance, the Company expects that the restriction on $62.7 million will be released upon the conclusion of its negotiation related to the joint ventures.

11. COMMITMENTS

FACILITIES AND EQUIPMENT UNDER OPERATING LEASE AGREEMENTS

     The Company leases its facilities and certain equipment under operating lease agreements, some of which have renewal options. Certain of these arrangements provide for lease payment increases based upon future fair market rates. The aggregate minimum future rental commitments under all operating leases for the following fiscal years are (in thousands):

                                                                            NET
                                             FACILITIES    SUBLEASES    COMMITMENTS
                                             ----------    ---------    -----------
2000.......................................   $ 9,055       $ 2,750       $ 6,305
2001.......................................     8,688         2,552         6,136
2002.......................................     8,277         2,217         6,060
2003.......................................     8,258         1,955         6,303
2004.......................................     8,325         1,936         6,389
Thereafter.................................    26,241         5,653        20,588
                                              -------       -------       -------
Total minimum lease payments...............   $68,844       $17,063       $51,781
                                              =======       =======       =======

     Total rent expense was approximately $7,277,000, $11,061,000 and $12,580,000 for fiscal 1999, 1998 and 1997, respectively. Sublease rental income was $2,587,000 and $1,116,000 for fiscal 1999 and 1998 and immaterial for fiscal 1997.

12. RESTRUCTURING CHARGES

     During fiscal 1999, 1998 and 1997, the Company recorded restructuring charges of $78.4 million, $11.8 million and $21.0 million, respectively in connection with the discontinuation of certain strategies and product development effects, as well as to the realignment of its business.

                               CIRRUS LOGIC, INC.

FISCAL 1999 RESTRUCTURING

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

     During the third quarter of fiscal 1999, the Company continued with its restructuring activities previously announced in the second quarter of fiscal 1999 and recorded additional charges of $13.0 million. The Company's restructuring activities for the third quarter of fiscal 1999 included the divestiture of non-core businesses and the outsourcing of the Fremont manufacturing test floor. In connection with these actions, the Company recorded charges consisted of $4.2 million for work force reductions, $8.3 million for write-downs and write-offs of equipment and other assets relating to the Fremont manufacturing test floor, and the remaining amount representing other committed liabilities and expenses.

     Continuation of the Company's restructuring activities during the fourth quarter of fiscal 1999 included $34.8 million charges which primarily consisted of $23.8 million write-off of the equity investment in MiCRUS (see Note 6), $8.8 million loss on the sale of the Company's modem and communications businesses and $2.0 million of write-offs of fixed assets and net gain on sale of assets in connection with two of the Company's business units. The Company sold a portion of its communication business to form Basis Communications Corporation ("Basis"). The Company has a continued ownership in Basis of approximately 20% as of March 27, 1999. Subsequent to the incorporation of Basis, the Company sold approximately $4.7 million of product and recorded a $0.6 million margin on these sales which is being reported in the End of Life operating segment (See
Note 16). The Company also sold its modem business to Ambient Technologies, Inc. ("Ambient"). The Company has a continued ownership in Ambient of approximately 16% as of March 27, 1999.

     As of March 27, 1999, approximately 445 employees have been terminated. The Company anticipates that the implementation of the restructuring plan will be substantially complete by the end of the first quarter of fiscal 2000 and may consist of additional charges during this period related to the restructuring of the Company's wafer fabrication capacity and other fixed costs. Total cash outlays for fiscal 1999 restructuring activities will be approximately $26.2 million. During fiscal 1999, $12.6 million of cash was used for restructuring costs. Approximately $5.8 million is expected to be paid in fiscal 2000.

     The following sets forth the remaining balance of the Company's fiscal 1999 restructuring accrual as of March 27, 1999 (in thousands):

                                          SEVERANCE       FACILITIES
                                         AND RELATED    SCALE BACK AND
                                          BENEFITS       OTHER COSTS       TOTAL
                                         -----------    --------------    --------
Fiscal 1999 provision..................    $ 8,466         $ 69,938       $ 78,404
Amount utilized........................     (7,657)         (57,165)       (64,822)
                                           -------         --------       --------
Balance, March 27, 1999................    $   809         $ 12,773       $ 13,582
                                           =======         ========       ========

FISCAL 1998 RESTRUCTURING

     The Company recorded restructuring costs of $11.8 million in the third quarter of fiscal 1998 in connection with a discontinuation of certain strategies and product development efforts in the graphics product

                               CIRRUS LOGIC, INC.

group of its PC Products division. This resulted in a workforce reduction of approximately 65 positions. The primary components of the restructuring charge were $3.5 million related to excess assets and $4.9 million related to excess facilities and $1.8 million of severance payments that were made during the third quarter of fiscal 1998. In fiscal 1999, the Company reversed $3.5 million that had been previously accrued for excess facility commitments. The total expected cash outlay related to these charges was $8.3 million of which $1.3 million was paid in fiscal 1999 and $3.2 was paid in fiscal 1998. As of March 27, 1999, activities related to this restructuring were completed.

     The following sets forth a summary of the Company's fiscal 1998 restructuring activity for the last two years (in thousands):

                                           SEVERANCE       FACILITIES
                                          AND RELATED    SCALE BACK AND
                                           BENEFITS       OTHER COSTS       TOTAL
                                          -----------    --------------    -------
Fiscal 1998 provision...................    $ 1,833         $ 9,976        $11,809
Amount utilized.........................     (1,833)         (1,553)        (3,386)
                                            -------         -------        -------
Balance, March 28, 1998.................         --           8,423          8,423
Amount utilized.........................         --          (4,903)        (4,903)
Adjustments.............................         --          (3,520)        (3,520)
                                            -------         -------        -------
Balance, March 27, 1999.................    $    --         $    --        $    --
                                            =======         =======        =======

FISCAL 1997 RESTRUCTURING

     In the fourth quarter of fiscal 1997, the Company recorded a pre-tax restructuring charge of $21.0 million in connection with a decision to reorganize into four market focused divisions (Personal Computer Products, Communications Products, Mass Storage Products and Crystal Semiconductor Products), to outsource certain of its production testing and to consolidate certain corporate functions. In connection with these actions, the Company had effected a workforce reduction of approximately 400 people, representing approximately 15 percent of the worldwide staff, and consolidated certain corporate functions. Approximately $5.1 million of the restructuring charge was attributable to the workforce reduction. The remaining $15.9 million relates primarily to the write-off of excess assets (primarily excess test equipment and leasehold improvements totaling approximately $9.5 million) and facilities commitments (approximately $3.0 million), which were determined using an expected future cash flows basis for determining the impairment of the asset values and the amount of the facilities accrual. In fiscal 1998, the Company reversed $2.0 million that had been previously accrued for excess facilities commitments and incurred and paid an additional $4.7 million of compensation costs in connection with the same restructuring. Cash payments of approximately $1.1 million were made in fiscal 1999. As of March 27, 1999, activities related to this restructuring were completed.

13. EMPLOYEE BENEFIT PLANS

     The Company and its subsidiaries have adopted 401(k) Profit Sharing Plans (the "Plans") covering substantially all of their qualifying domestic employees. Under the Plans, employees may elect to reduce their current compensation by up to 15%, subject to annual limitations, and have the amount of such reduction contributed to the Plans. The Plans permit, but do not require, additional discretionary contributions by the Company on behalf of all participants. During fiscal 1999, 1998 and 1997, the Company and its subsidiaries matched employee contributions up to various maximums per plan for a total of approximately $1,156,000, $1,007,000 and $2,046,000, respectively. The Company intends to continue the contributions in fiscal 2000.

                               CIRRUS LOGIC, INC.

14. STOCKHOLDERS' EQUITY

EMPLOYEE STOCK PURCHASE PLAN

     In March 1989, the Company adopted the 1989 Employee Stock Purchase Plan
(ESPP). As of March 27, 1999, approximately 742,740 shares of Common Stock are reserved for future issuance under this plan. During fiscal 1999, 1998 and 1997, 526,921, 640,501 and 618,169 shares, respectively, were issued under the ESPP.

PREFERRED STOCK

     The Preferred Stock is authorized but unissued. The Board of Directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued shares of Preferred Stock and to fix the number of shares constituting any series and the designations of such series, without any further vote or action by the stockholders.

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

     In previous years, the Company also has issued non-qualified stock options to purchase a total of 664,156 shares at prices ranging from $0.06 to $6.50 per share, subject to a vesting schedule of three and one-half or four years and 23,000 shares as stock grants to employees at no cost which vest over five years. During fiscal 1998, 9,200 shares of the stock grants were cancelled and retired. In addition, during fiscal 1999, 250,000 shares of restricted stock were issued to an employee at no cost which vest over one year. The non-vested portion of these shares has been excluded from the income (loss) per share number in accordance with SFAS 128. The Company recognizes as compensation expense the excess of the fair market value at the date of grant over the exercise price of such options and grants. The compensation expense is amortized ratably over the vesting period of the options and was $1,781,000, $493,000 and $494,000 in fiscal 1999, 1998 and 1997, respectively.

                               CIRRUS LOGIC, INC.

     Information relative to stock option activity is as follows (in thousands):

                                                                       OUTSTANDING OPTIONS
                                                            ------------------------------------------
                                       OPTIONS AVAILABLE    NUMBER OF    AGGREGATE    WEIGHTED AVERAGE
                                           FOR GRANT         SHARES        PRICE       EXERCISE PRICE
                                       -----------------    ---------    ---------    ----------------
Balance, March 30, 1996..............           809           13,195     $ 220,323         $16.70
Shares authorized for issuance.......         3,500               --            --             --
Options granted......................        (3,421)           3,421        67,089          19.61
Options exercised....................            --           (1,569)      (12,418)          7.91
Options cancelled....................         2,465           (2,509)      (55,648)         22.18
                                            -------          -------     ---------         ------
Balance, March 29, 1997..............         3,353           12,538       219,346          17.49
Shares authorized for issuance.......         1,000               --            --             --
Options granted......................       (10,304)          10,304       104,030          10.10
Options exercised....................            --           (1,387)      (10,219)          7.37
Options cancelled....................        11,191          (11,191)     (210,969)         18.85
Options expired......................        (2,542)              --            --             --
                                            -------          -------     ---------         ------
Balance, March 28, 1998..............         2,698           10,264     $ 102,188         $ 9.96
Shares authorized for issuance.......         2,100               --            --             --
Options granted......................        (2,572)           2,572        18,328           7.13
Options exercised....................            --           (1,115)       (6,887)          6.18
Options cancelled....................         2,882           (2,882)      (29,893)         10.37
Options expired......................        (1,953)              --            --             --
                                            -------          -------     ---------         ------
Balance, March 27, 1999..............         3,155            8,839     $  83,736         $ 9.47
                                            =======          =======     =========         ======

     As of March 27, 1999, approximately 11,994,500 shares of Common Stock were reserved for issuance under the Option Plans.

     The weighted average exercise price of 2,322,000 options granted at fair value during fiscal 1999 was $7.90. In addition, 250,000 shares of restricted stock were granted to an employee at zero exercise price.

     The following table summarizes information concerning currently outstanding and exercisable options:

                             OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                  -----------------------------------------   ----------------------
                                WEIGHTED AVERAGE   WEIGHTED                 WEIGHTED
                                   REMAINING       AVERAGE                  AVERAGE
   RANGE OF         NUMBER        CONTRACTUAL      EXERCISE     NUMBER      EXERCISE
EXERCISE PRICES   OUTSTANDING         LIFE          PRICE     EXERCISABLE    PRICE
---------------   -----------   ----------------   --------   -----------   --------
$ 0.33 - $ 5.63      240,130          1.29          $ 4.42       240,114     $ 4.42
$ 5.63 - $ 5.88    1,102,500          9.53            5.88            --         --
$ 5.88 - $ 9.25    4,802,128          7.29            9.01     3,407,851       9.00
$ 9.25 - $12.13    2,010,059          8.73           10.91       570,817      10.56
$12.13 - $44.50      684,531          7.30           16.07       328,105      16.70
                   ---------                                   ---------
                   8,839,348          7.74          $ 9.47     4,546,887     $ 9.51
                   =========                                   =========

     As of March 28, 1998 and March 29, 1997, the number of options exercisable were 2,052,000 and 5,569,000, respectively.

     On April 30, 1997, the Company engaged in an option exchange program under which 7,092,233 of options to purchase replacement options with an exercise price of $9.1875 per share were granted to current employees with outstanding options with exercise prices above $9.1875 per share and the old options were

                               CIRRUS LOGIC, INC.

cancelled, unless the employee elected not to participate in the exchange. In connection with this program, replacement options were issued with the same vesting schedule as the old options.

SHARES RESERVED FOR FUTURE ISSUANCE

     The Company has a total of approximately 25,124,000 shares of common stock reserved as of March 27, 1999 for issuance related to its convertible subordinated notes, the Option Plans, and the ESPP.

STOCK-BASED COMPENSATION

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock and performance-based awards as stock options are typically issued with an exercise price equal to the fair value on the date of grant. Had compensation cost for the Company's other stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net income (loss) and net income
(loss) per share would have been reduced to the pro forma amounts indicated below:

                                                       1999        1998        1997
                                                     ---------    -------    --------
Net income (loss) as reported......................  $(427,403)   $36,493    $(46,156)
Proforma net income (loss).........................  $(438,849)   $ 5,812    $(65,256)
Basic net income (loss) per share as reported......  $   (6.77)   $  0.54    $  (0.71)
Proforma basic net income (loss) per share.........  $   (6.95)   $  0.08    $  (1.00)
Diluted net income (loss) per share as reported....  $   (6.77)   $  0.52    $  (0.71)
Proforma diluted net income (loss) per share.......  $   (6.95)   $  0.08    $  (1.00)

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

                               CIRRUS LOGIC, INC.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using a dividend yield of 0% and the following additional weighted-average assumptions used for grants:

                                                              1999     1998     1997
                                                              -----    -----    -----
Employee Option Plans:
  Expected stock price volatility...........................  69.21%   69.46%   68.87%
  Risk-free interest rate...................................    5.0%     6.2%     6.1%
  Expected lives (in years).................................    5.0      5.0      5.0
Employee Stock Purchase Plan:
  Expected stock price volatility...........................  69.21%   69.46%   74.47%
  Risk-free interest rate...................................    5.2%     5.8%     5.7%
  Expected lives (in years).................................    0.5      0.5      0.5

     During fiscal 1999, 1998 and 1997, all options were granted at an exercise price equal to the fair value on the grant date.

     Using the Black-Scholes option valuation model, the weighted average estimated fair value of employee stock options granted at an exercise price equal to the fair value on the grant date in fiscal 1999, 1998 and 1997 were $4.74, $5.55 and $11.05, respectively. The weighted average estimated fair value for purchase rights granted under the ESPP for fiscal 1999, 1998 and 1997 were $3.44, $4.37 and $6.79, respectively.

RIGHTS PLAN

     In May 1998, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock outstanding held on record as of May, 15, 1998. Each Right will entitle stockholders to purchase one one-hundredth of a share of the Company's Series A Participating Preferred Stock at an exercise price of $60. The Rights only become exercisable in certain limited circumstances following the tenth day after a person or group announces acquisitions of or tender offers for 15% or more of the Company's common stock. For a limited period of time following the announcement of any such acquisition or offer, the Rights are redeemable by the Company at a price of $0.01 per Right. If the Rights are not redeemed each Right will then entitle the holder to purchase common stock having the value of twice the exercise price. For a limited period of time after the exercisability of the Rights, each Right, at the discretion of the Board, may be exchanged for one share of common stock per Right. The Rights will expire in the fiscal year 2009.

STOCK REPURCHASE

     In fiscal 1998, the Company's board of directors authorized the purchase of up to 10 million shares its common stock in the open market from time to time, depending upon market conditions, share price and other conditions. During fiscal 1999, the Company completed its stock repurchase plan by repurchasing and retiring approximately 9.7 million shares of its common stock from the open market for approximately $100 million.

15. INCOME TAXES

     Income (loss) before provision (benefit) for income taxes consists of (in thousands):

                                               1999        1998        1997
                                             ---------    -------    --------
United States..............................  $(264,088)   $49,757    $(25,176)
Foreign....................................   (117,284)     6,246     (26,443)
                                             ---------    -------    --------
          Total............................  $(381,372)   $56,003    $(51,619)
                                             =========    =======    ========

                               CIRRUS LOGIC, INC.

     The provision (benefit) for income taxes consists of (in thousands):

                                                1999       1998        1997
                                               -------    -------    --------
Federal
  Current....................................  $(1,096)   $ 6,890    $(15,264)
  Deferred...................................   33,757      8,524       7,041
                                               -------    -------    --------
                                                32,661     15,414      (8,223)
State
  Current....................................       --      1,532      (1,077)
  Deferred...................................   12,941       (146)        812
                                               -------    -------    --------
                                                12,941      1,386        (265)
Foreign
  Current....................................      429      2,710       3,025
                                               -------    -------    --------
                                               $46,031    $19,510    $ (5,463)
                                               =======    =======    ========

     The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal rate to pretax income as follows:

                                                              1999     1998    1997
                                                              -----    ----    -----
Expected income tax provision (benefit) at the US federal
  statutory rate............................................  (35.0%)  35.0%   (35.0%)
Provision (benefit) for state income taxes, net of federal
  effect....................................................    2.2%    1.6%    (0.4%)
Valuation allowance.........................................   33.9%     --       --
Unbenefitted foreign losses.................................   10.8%     --       --
Foreign operating results taxed at rates other than the US
  statutory rate............................................     --     1.1%    27.9%
Research and development credits (flow-through method)......     --    (3.6%)   (5.0%)
Other.......................................................    0.2%    0.7%     1.9%
                                                              -----    ----    -----
Provision (benefit) for income taxes........................   12.1%   34.8%   (10.6%)
                                                              =====    ====    =====

     Under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", deferred income tax assets and liabilities reflect the net tax effects of tax carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

                               CIRRUS LOGIC, INC.

     Significant components of the Company's deferred tax assets and liabilities are (in thousands):

                                                              MARCH 27,    MARCH 28,
                                                                1999         1998
                                                              ---------    ---------
Deferred tax assets:
  Inventory valuation.......................................  $  22,775      $13,480
  Accrued expenses and allowances...........................     18,865       20,433
  Net operating loss carryforwards..........................     36,491           --
  Research and development credit carryforwards.............     30,021       17,372
  State investment tax credit carryforwards.................      3,954        2,959
  Joint venture impairment..................................     38,333           --
  Other.....................................................      7,554        8,377
                                                              ---------    ---------
Total deferred tax assets...................................    157,993       62,621
  Valuation allowance for deferred tax assets...............   (149,045)          --
                                                              ---------    ---------
Net deferred tax assets.....................................      8,948       62,621
Deferred tax liabilities:
  Depreciation..............................................      8,207       10,806
  Other.....................................................        741        5,117
                                                              ---------    ---------
Total deferred tax liabilities..............................      8,948       15,923
                                                              ---------    ---------
Total net deferred tax assets...............................  $      --      $46,698
                                                              =========    =========

     FASB Statement 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company has provided a valuation allowance equal to its net deferred tax assets due to uncertainties regarding their realization. The realizability of the deferred tax assets will be evaluated on a quarterly basis.

     The valuation allowance increased by $149.0 million in fiscal 1999. Approximately $0.6 million of the valuation allowance is attributable to the tax benefit associated with the exercise of employee stock options, which will be credited to additional paid-in capital when realized.

     At March 27, 1999, the Company had net operating loss and tax credit carryforwards for federal income tax purposes of approximately $101.8 million and $23.3 million, respectively, that expire in 2004 through 2019. The Company also had state credit carryforwards of approximately $14.5 million that expire in 2004 through 2007.

16. SEGMENT INFORMATION

     In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products, geographic information and major customers. Operating segment information for fiscal 1998 and fiscal 1997 is also presented in accordance with SFAS No. 131.

     The Company designs and manufactures integrated circuits that employ precision linear and advanced mixed-signal processing technologies. The Company is organized into three principal businesses or operating segments: Mass Storage Division, Audio Division and Precision Data Conversion Division with the remaining products grouped as End of Life. Each of these divisions has a general manager who reports directly to the Chief Executive Officer ("CEO"). The CEO has been identified as the Chief Operating Decision Maker as defined by SFAS No. 131.

     The Mass Storage Division provides products related to magnetic storage and optical storage. The magnetic storage group provides integrated circuits contained in advanced magnetic and removeable disk

                               CIRRUS LOGIC, INC.

drives. This group helps its customers engineer and develop higher capacity 3.5-inch disk drives for desktop computers and workstations and 2.5-inch form factor drives for portable computers. The optical storage group provides integrated circuits for advanced optical disc drives. This includes the integrated circuits for the CD-RW market as well as the integrated DVD Drive Manager for the electronics DVD market. The Audio Division includes audio products for both the consumer audio and PC markets. These products provide digital high-fidelity audio record and playback for high-end professional recordings, set-top audio decoders, digital audio tapes, CD players, Compact Disk Interactive, automotive stereo systems and CD-quality sound and mixing capabilities for PC's and workstations. The Precision Data Conversion Division markets advanced analog and digital integrated circuits for data acquisition, instrumentation and imaging applications along with developing network products for LAN, WAN and the internet environment. Products in this division are used in industrial automation, instrumentation, medical, military, geophysical and communications applications. The Company's products in all operating groups are sold directly to original equipment manufacturers and distributors throughout the world.

     The End of Life Segment includes the Company's product lines which have either been divested or subsequently sold. These product lines primarily consist of graphics, modem, communications and flat panel electronics.

     In addition to these four operating segments, accounting, administration, facilities, finance, human resources, legal, marketing, procurement and sales groups also report to the CEO. These expenses are allocated to the operating segments, however, as the CEO does not evaluate nor allocate the Company's resources to the divisions based upon a fully allocated profit and loss statements, the segments reportable operating profit excludes allocated expenses. Operating segments do not have material sales to other segments, and accordingly, there are no intersegment revenues to be reported. The Company also does not allocate its restructure charges, interest and other income, interest expense or taxes to operating segments. The Company does not identify or allocate assets by operating segments, nor does the CEO evaluate the divisions based upon these criteria. Although the Company has four operating segments, only the Mass Storage, Audio and End of Life divisions are reportable segments under the criteria of SFAS No. 131. The "all other" category includes the Company's Precision Data Conversion Division and the emerging product lines.

     Information on reportable segments for fiscal 1999, 1998 and 1997 is as follows:

                                                               1999        1998        1997
                                                             --------    --------    --------
                                                                (IN THOUSANDS OF DOLLARS)
Business Segment Net Revenues:
  Mass Storage.............................................  $235,257     407,952    $200,906
  Audio....................................................   214,019     156,620     155,115
  End of Life..............................................   110,848     269,042     500,556
  All other................................................    58,610      68,555      62,531
  Corporate................................................     9,371      52,101      (1,954)
                                                             --------    --------    --------
  Total consolidated revenues..............................  $628,105    $954,270    $917,154
                                                             ========    ========    ========

                               CIRRUS LOGIC, INC.

                                                              1999         1998        1997
                                                            ---------    --------    --------
                                                                (IN THOUSANDS OF DOLLARS)
Business Segment Operating Profit (Loss):
  Mass Storage............................................  $  46,065    $126,602    $ 40,091
  Audio...................................................     37,715      28,319      25,806
  End of Life.............................................    (31,480)    (37,868)    (52,060)
  All other...............................................      6,007      19,834      21,216
  Corporate...............................................   (361,853)    (84,926)    (74,202)
  Restructuring costs, gain/(loss) on sale of assets and
     other, net...........................................    (76,517)      6,317      (2,039)
                                                            ---------    --------    --------
  Consolidated income (loss) from operations..............   (380,063)     58,278     (41,188)
                                                            ---------    --------    --------
  Interest expense........................................    (22,337)    (27,374)    (19,754)
  Interest income.........................................     16,786      19,893       8,053
  Other income (expense), net.............................      4,242       5,206       1,270
                                                            ---------    --------    --------
  Income (loss) before provision (benefit) for income
     taxes................................................  $(381,372)   $ 56,003    $(51,619)
                                                            =========    ========    ========

GEOGRAPHIC AREA

     The following illustrates revenues by geographic locations. Revenues are based on product shipment destination and royalty payor location, and property, plant and equipment is based on physical locations.

                                                       1999        1998        1997
                                                     --------    --------    --------
                                                        (IN THOUSANDS OF DOLLARS)
United States......................................  $165,989    $448,666    $349,154
Pacific Rim........................................   251,787     299,771     298,025
Japan..............................................   158,189     139,375     204,774
Other foreign countries............................    52,140      66,458      65,201
                                                     --------    --------    --------
Total consolidated revenues........................  $628,105    $954,270    $917,154
                                                     ========    ========    ========

     The following illustrates property, plant and equipment (net) by geographic locations.

                                                                 1999            1998
                                                              ----------      ----------
                                                              (IN THOUSANDS OF DOLLARS)
United States...............................................   $46,217         $94,800
Singapore...................................................     1,121           3,705
Pacific Rim (including Japan)...............................       450             531
Other foreign countries.....................................       236             328
                                                               -------         -------
Total consolidated property, plant and equipment, net.......   $48,024         $99,364
                                                               =======         =======

     In fiscal 1999, net sales to two customers accounted for approximately 14% and 13%, respectively. Two customers accounted for approximately 19% and 11%, respectively of net sales in fiscal 1998. In fiscal 1997, one customer accounted for approximately 10% of net sales.

                               CIRRUS LOGIC, INC.

17. LEGAL MATTERS

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

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Cirrus Logic, Inc.

     We have audited the accompanying consolidated balance sheets of Cirrus Logic, Inc. as of March 27, 1999 and March 28, 1998, and the related consolidated statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended March 27, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cirrus Logic, Inc. at March 27, 1999 and March 28, 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 27, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/  Ernst & Young LLP

San Jose, California
April 21, 1999

                   CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               FISCAL YEARS BY QUARTER
                               ---------------------------------------------------------------------------------------
                                                  1999                                         1998
                               -------------------------------------------   -----------------------------------------
                               4TH(***)    3RD(**)     2ND(*)       1ST       4TH++       3RD+       2ND        1ST
                               ---------   --------   ---------   --------   --------   --------   --------   --------
OPERATING SUMMARY:
Net sales....................  $ 127,423   $153,062   $ 169,689   $177,931   $287,844   $240,843   $223,960   $201,623
Cost of sales................    258,122    171,477     155,611    117,819    201,380    146,586    135,047    122,471
Restructuring costs, (gain)
  loss on sale of assets and
  other, net.................     32,964     18,037      28,522     (3,006)    (4,700)    (1,617)        --         --
Income (loss) from
  operations.................   (214,935)   (90,235)    (75,399)       506     18,047     18,893     15,896      5,443
Income (loss) before income
  taxes......................   (215,026)   (92,551)    (74,607)       812     21,226     18,467     12,768      3,543
Net income (loss)............  $(214,359)  $(92,551)  $(121,009)  $    516   $ 12,149   $ 12,926   $  8,938   $  2,480
Net income (loss) per share:
  Basic......................  $   (3.55)  $  (1.50)  $   (1.90)  $   0.01   $   0.18   $   0.19   $   0.13   $   0.04
  Diluted....................  $   (3.55)  $  (1.50)  $   (1.90)  $   0.01   $   0.18   $   0.18   $   0.13   $   0.04
Weighted average common
  shares outstanding:
  Basic......................     60,393     61,807      63,748     66,650     68,092     67,593     67,232     66,416
  Diluted....................     60,393     61,807      63,748     67,461     69,241     70,561     70,549     67,849

---------------
  + The third quarter of fiscal 1998 included $11.8 million charges related to workforce reductions, excess assets and excess facility commitments related to strategic changes in the graphic division and a gain on sale of $11.1 million related to the sale of Nuera.

 ++ The fourth quarter of fiscal 1998 included $60.0 million of revenues from license and patent royalties and $53.0 million that was charged to cost of sales for wafer purchase commitments.

  * The second quarter of fiscal 1999 includes $47.8 million that was charged to cost of sales for wafer purchase commitments and inventory write-downs; charges of $28.5 million related to a workforce reduction, excess assets and excess facilities commitments and a $46.7 million valuation allowance for deferred tax assets.

 ** The third quarter of fiscal 1999 includes $78.1 million that was charged to cost of sales for wafer purchase commitments and inventory write-downs and charges of $18.1 million related to a divestitures and asset write-offs.

*** The fourth quarter of fiscal 1999 includes $188.7 million that was charged to cost of sales for write-off of MiCRUS and Cirent joint venture assets which were deemed to be impaired along with wafer purchase commitment charges and $34.7 million related to the write-off of MiCRUS equity investment, excess assets write-off and the loss on sale of the Company's modem and communications businesses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Executive Officers -- See the section entitled "Executive Officers of the Registrant" in Part I, Item 1 hereof.

     (b) Directors -- The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Registrant's Proxy Statement.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Report:

1. FINANCIAL STATEMENTS

     The following consolidated financial statements of the Registrant and Report of Ernst & Young LLP, Independent Auditors are included herewith:

          (i) Consolidated Balance Sheets as of March 27, 1999 and March 28,
     1998.

          (ii) Consolidated Statements of Operations for the years ended March 27, 1999, March 28, 1998 and March 29, 1997.

          (iii) Consolidated Statements of Stockholders' Equity (Net Capital Deficiency) for the years ended March 27, 1999, March 28, 1998 and March 29, 1997.

          (iv) Consolidated Statements of Cash Flows for the years ended March 27, 1999, March 28, 1998 and March 29, 1997.

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

                               CIRRUS LOGIC, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                  BALANCE AT    CHARGED TO                  BALANCE AT
                                                  BEGINNING     COSTS AND     PAYMENTS/      CLOSE OF
                      ITEM                        OF PERIOD      EXPENSES     DEDUCTIONS      PERIOD
                      ----                        ----------    ----------    ----------    ----------
                                                                 (AMOUNTS IN THOUSANDS)
1997
  Accrued wafer purchase commitments............   $14,000       $31,700      ($  15,500)    $30,200
  Allowance for doubtful accounts...............   $13,174       $   518      ($     922)(1) $12,770
1998
  Accrued wafer purchase commitments............   $30,200       $53,000      ($  19,400)    $63,800
  Allowance for doubtful accounts...............   $12,770       $   630      ($   2,224)(1) $11,176
1999
  Accrued wafer purchase commitments............   $63,800       $90,300      ($  79,600)    $74,500
  Allowance for doubtful accounts...............   $11,176            --      ($   1,880)(1) $ 9,296

---------------
(1) Uncollectible accounts written off, net of recoveries and sale of assets.

3. EXHIBITS

     The following exhibits are filed as part of or incorporated by reference into this Report:

 3.1(8)      Restated Articles of Incorporation of Registrant, as
             amended.
 3.2(1)      Form of Restated Articles of Incorporation of Registrant.
 3.3(1)      By-laws of Registrant, as amended.
 4.1(1)      Article III of Restated Articles of Incorporation of
             Registrant (See Exhibits 3.1 and 3.2)
10.1(9)      Amended 1987 Stock Option Plan.
10.2(9)      Amended 1989 Employee Stock Purchase Plan.
10.3(1)      Fourth Amendment to Preferred Shares Purchase Agreements,
             Founders Registration Rights Agreements, and Warrant
             Agreements and Consent between the Registrant and certain
             shareholders of the Registrant dated May 15, 1987, as
             amended April 28, 1989.
10.4(1)      Form of Indemnification Agreement.
10.5(1)      Agreement for Foreign Exchange Contract Facility between
             Bank of America National Trust and Savings Association and
             Registrant, dated April 24, 1989.
10.6(2)      1990 Directors Stock Option Plan and forms of Stock Option
             Agreement.
10.7(2)      Lease between Renco Investment Company and Registrant dated
             December 29, 1989.
10.8(2)      Loan agreement between USX Credit Corporation and Registrant dated December 28, 1989.
10.9(3)      Loan agreement between Household Bank and Registrant dated
             September 24, 1990.
10.10(4)     Equipment lease agreement between AT&T Systems Leasing
             Corporation and Registrant dated December 2, 1991.
10.11(4)     Lease between Renco Investment Company and Registrant dated
             May 21, 1992.
10.12(5)     Loan agreement between Deutsche Credit Corporation and
             Registrant dated March 30, 1993.
10.13(5)     Lease between Renco Investment Company and Registrant dated
             February 28, 1993.
10.14(6)     Lease between Renco Investment Company and Registrant dated
             May 4, 1994.
10.15(7)     Participation Agreement dated as of September 1, 1994 among
             Registrant, International Business Machines Corporation,
             Cirel Inc. and MiCRUS Holdings Inc.

10.16(7)     Partnership Agreement dated as of September 30, 1994 between
             Cirel Inc. and MiCRUS Holdings Inc.
10.17(8)     General Partnership Agreement dated as of October 23, 1995 between the Company and AT&T.
10.18(8)     Joint Venture Formation Agreement dated as of October 23,
             1995 between the Company and AT&T.
10.19(10)    Second Amended and Restated Multicurrency Credit Agreement
             between Registrant and Bank of America dated June 30, 1997.
10.20(11)    Third Amendment to the Joint Venture Formation Agreement
             with Cirent dated August 21, 1997.
12.1         Statement Setting Forth the Computation of Ratios of
             Earnings to Fixed Charges.
19.1(10)     Proxy Statement to the 1999 Annual Meeting of Shareholders.
21.1         Subsidiaries of Registrant.
23.1         Consent of Ernst & Young LLP, Independent Auditors.
27.0         Article 5 Financial Data Schedule (March 27, 1999).

---------------
 (1) Incorporated by reference to Registration Statement No. 33-28583.

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

                                          Cirrus Logic, Inc.

                                          By:      /s/ GLENN C. JONES
                                            ------------------------------------
                                                       Glenn C. Jones
                                              Vice President, Chief Financial
                                                           Officer,
                                                  Treasurer and Secretary

     KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Glenn C. Jones, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                     SIGNATURE                                      TITLE                     DATE
                     ---------                                      -----                     ----

             /s/ MICHAEL L. HACKWORTH                Chairman of the Board and Director   June 14, 1999
---------------------------------------------------
               Michael L. Hackworth

                /s/ SUHAS S. PATIL                     Chairman Emeritus and Director     June 14, 1999
---------------------------------------------------
                  Suhas S. Patil

                /s/ DAVID D. FRENCH                  President, Chief Executive Officer   June 14, 1999
---------------------------------------------------             and Director
                  David D. French

                /s/ GLENN C. JONES                     Vice President, Chief Financial    June 14, 1999
---------------------------------------------------   Officer, Treasurer and Secretary
                  Glenn C. Jones

                /s/ C. GORDON BELL                                Director                June 14, 1999
---------------------------------------------------
                  C. Gordon Bell

                 /s/ D. JAMES GUZY                                Director                June 14, 1999
---------------------------------------------------
                   D. James Guzy

               /s/ WALDEN C. RHINES                               Director                June 14, 1999
---------------------------------------------------
                 Walden C. Rhines

                /s/ ROBERT H. SMITH                               Director                June 14, 1999
---------------------------------------------------
                  Robert H. Smith

                 /s/ ALFRED S. TEO                                Director                June 14, 1999
---------------------------------------------------
                   Alfred S. Teo

100499-001

                                 EXHIBIT INDEX

 EXHIBIT                             DESCRIPTION
 NUMBER                              -----------
 3.1(8)      Restated Articles of Incorporation of Registrant, as amended
 3.2(1)      Form of Restated Articles of Incorporation of Registrant
 3.3(1)      By-laws of Registrant, as amended
 4.1(1)      Article III of Restated Articles of Incorporation of
             Registrant (See Exhibits 3.1 and 3.2)
10.1(9)      Amended 1987 Stock Option Plan
10.2(9)      Amended 1989 Employee Stock Purchase Plan
10.3(1)      Fourth Amendment to Preferred Shares Purchase Agreements,
             Founders Registration Rights Agreements, and Warrant
             Agreements and Consent between the Registrant and certain
             shareholders of the Registrant dated May 15, 1987, as
             amended April 28, 1989.
10.4(1)      Form of Indemnification Agreement
10.5(1)      Agreement for Foreign Exchange Contract Facility between
             Bank of America National Trust and Savings Association and
             Registrant, dated April 24, 1989.
10.6(2)      1990 Directors Stock Option Plan and forms of Stock Option
             Agreement
10.7(2)      Lease between Renco Investment Company and Registrant dated
             December 29, 1989.
10.8(2)      Loan agreement between USX Credit Corporation and Registrant dated December 28, 1989.
10.9(3)      Loan agreement between Household Bank and Registrant dated
             September 24, 1990.
10.10(4)     Equipment lease agreement between AT&T Systems Leasing
             Corporation and Registrant dated December 2, 1991.
10.11(4)     Lease between Renco Investment Company and Registrant dated
             May 21, 1992.
10.12(5)     Loan agreement between Deutsche Credit Corporation and
             Registrant dated March 30, 1993.
10.13(5)     Lease between Renco Investment Company and Registrant dated
             February 28, 1993.
10.14(6)     Lease between Renco Investment Company and Registrant dated
             May 4, 1994.
10.15(7)     Participation Agreement dated as of September 1, 1994 among
             Registrant, International Business Machines Corporation,
             Cirel Inc. and MiCRUS Holdings Inc.
10.16(7)     Partnership Agreement dated as of September 30, 1994 between
             Cirel Inc. and MiCRUS Holdings Inc.
10.17(8)     General Partnership Agreement dated as of October 23, 1995 between the Company and AT&T
10.18(8)     Joint Venture Formation Agreement dated as of October 23,
             1995 between the Company and AT&T
10.19(10)    Second Amended and Restated Multicurrency Credit Agreement
             between Registrant and Bank of America dated June 30, 1997.
10.20(11)    Third Amendment to the Joint Venture Formation Agreement
             with Cirent dated August 21, 1997.
12.1         Statement Setting Forth the Computation of Ratios of
             Earnings to Fixed Charges
19.1(10)     Proxy Statement to the 1998 Annual Meeting of Shareholders

 EXHIBIT                             DESCRIPTION
 NUMBER                              -----------
21.1         Subsidiaries of Registrant
23.1         Consent of Ernst & Young LLP, Independent Auditors
27.0         Article 5 Financial Data Schedule (March 27, 1999)

---------------
 (1) Incorporated by reference to Registration Statement No. 33-28583.

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