Form 10-Q
period 1999-06-26
CIRRUS LOGIC INC
filed 1999-08-10
CIK 772406

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the quarterly period ended June 26, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from     to

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

YES [X]        NO [  ]

The number of shares of the registrant's common stock, $0.001 par value, was 60,457,448 as of June 26, 1999

Part 1.  Financial Information
Item 1. Financial Statements

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

                                                 Quarter ended
                                              June 26,    June 27,
                                                1999        1998
                                             ----------- -----------
Net sales                                      $120,553    $177,931

Costs and expenses:
Cost of sales                                    71,386     117,819
Research and development                         26,694      35,522
Selling, general and administrative              22,663      27,090
Restructuring costs, gain on sale of
   assets and other, net                        127,210      (3,006)
                                             ----------- -----------
Total costs and expenses                        247,953     177,425

Income (loss) from operations                  (127,400)        506
Interest and other income (expense), net           (346)        306
                                             ----------- -----------
Income (loss) before provision
   for income taxes                            (127,746)        812
Provision for income taxes                          -           296
                                             ----------- -----------
Net income (loss)                             ($127,746)       $516
                                             =========== ===========
Net income (loss) per share:
Basic                                            ($2.12)      $0.01
                                             =========== ===========
Diluted                                          ($2.12)      $0.01
                                             =========== ===========

Weighted average common shares outstanding:
Basic                                            60,171      66,650
Diluted                                          60,171      67,461

[FN]
See Notes to the Unaudited Consolidated Condensed Financial Statements

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)
(Unaudited)

                                                   June 26,    March 27,
                                                     1999        1999
                                                  ----------- -----------
Assets
Current assets:
   Cash and cash equivalents                        $178,858    $144,457
   Restricted cash                                    80,277      86,277
   Short-term investments                                -        74,616
   Accounts receivable, net                           67,431      66,063
   Inventories                                        45,409      40,262
   Other current assets                               44,385      19,039
                                                  ----------- -----------
     Total current assets                            416,360     430,714

Property and equipment, net                           47,732      48,024
Investment in joint venture                              -        14,000
Deposits and other assets                             37,278      39,892
                                                  ----------- -----------
                                                    $501,370    $532,630
                                                  =========== ===========

Liabilities and Net Capital Deficiency
Current liabilities:
   Accounts payable and accrued liabilities         $111,395    $201,669
   Restructuring accrual                             198,693       5,364
   Current maturities of long-term debt
        and capital lease obligations                 18,840      23,076
   Income taxes payable                               35,980      36,593
                                                  ----------- -----------
     Total current liabilities                       364,908     266,702

Long term obligations and convertible
   subordinated notes                                319,235     323,648

Commitments and contingencies

Net capital deficiency:
   Capital stock                                     328,878     326,185
   Accumulated deficit                              (511,651)   (383,905)
                                                  ----------- -----------
     Total net capital deficiency                   (182,773)    (57,720)
                                                  ----------- -----------
                                                    $501,370    $532,630
                                                  =========== ===========

[FN]
See Notes to the Unaudited Consolidated Condensed Financial Statements

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                          Quarter ended
                                                      June 26,    June 27,
                                                        1999        1998
                                                     ----------- -----------
Cash flows from operating activities:
   Net income (loss)                                  ($127,746)       $516
   Adjustments to reconcile net income to net
       cash flows from operations:
   Depreciation and amortization                          7,631      18,379
   Non-cash portion of restructuring charges             33,051         -
   Other non-cash charges                                   862         -
   Net change in operating assets and liabilities        51,530     (68,260)
                                                     ----------- -----------
Net cash used in operations                             (34,672)    (49,365)

Cash flows from investing activities:
   Purchase of short-term investments                       -       (69,617)
   Proceeds from sale of short-term investments          74,616      55,268
   Additions to property and equipment                     (890)     (5,838)
   Increase in deposits and other assets                 (4,007)     (8,056)
   Decrease in restricted cash                            6,000       9,934
                                                     ----------- -----------
Net cash provided by (used in) investing activities      75,719     (18,309)

Cash flows from financing activities:
   Proceeds from issuance of common stock                 2,003       2,686
   Payments on long-term debt and
           capital lease obligations                     (8,649)     (6,824)
   Repurchase and retirement of common stock                -       (52,787)
                                                     ----------- -----------
Net cash used in financing activies                      (6,646)    (56,925)

Net increase (decrease) in cash and cash equivalents     34,401    (124,599)
Cash and cash equivalents at beginning of period        144,457     307,184
                                                     ----------- -----------
Cash and cash equivalents at end of period             $178,858    $182,585
                                                     =========== ===========

Supplemental disclosure of cash flow information:
   Interest paid                                        $11,591     $10,102
   Income taxes paid                                       $158      $7,787

CIRRUS LOGIC, INC.
NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. (the "Company", the "Registrant" or "Cirrus") pursuant to rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, and notes thereto for the year ended March 27, 1999, included in the Company's 1999 Annual Report on Form 10-
K. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.

Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation. Such reclassifications had no effect on the results of operations or net capital deficiency.

2. Inventories

Net inventories are comprised of the following:

                   June 26,   March 27,
                     1999       1999
                   ---------  ---------
                        (in thousands)
Work in process     $27,963    $25,165
Finished goods       17,446     15,097
                   ---------  ---------
Total               $45,409    $40,262
                   =========  =========

3.  Income Taxes

In the first quarter of fiscal 2000, the Company did not provide for any income tax. The Company expects no net income tax provision in the current year due to the magnitude of the loss realized in the first quarter.

Statement of Financial Accounting Standards 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company has provided a valuation allowance equal to its net deferred tax assets due to uncertainties regarding their realization. The realizability of the deferred tax assets will be evaluated on a quarterly basis.

4. Restructuring of Joint Ventures

During the first quarter of fiscal 2000, the Company substantially completed the remaining restructuring activities previously announced in the second quarter of fiscal 1999. The Company finalized negotiations with International Business Machines Corporation ("IBM") to restructure the Company's interest in the MiCRUS joint venture and also finalized negotiations with Lucent Technologies, Inc. ("Lucent") to terminate the Company's interest in the Cirent joint venture. In connection with the finalization of these two agreements, the Company recorded restructuring charges of $128.2 million during the first quarter of fiscal 2000, $1 million of which is included in cost of sales. The restructuring charge includes $135 million in direct payments, $32 million worth of The Company's contributed common stock, $4.8 million fair value of the related embedded stock derivative, $9.3 million of lease buyout costs and $16.4 million of equipment write-offs. These charges were offset by the reversal of approximately $71.9 million of previously accrued wafer purchase commitment charges due to the renegotiated terms of the Company's purchase commitments with its former partners.

MiCRUS

The terms of the MiCRUS restructuring agreement, entered into during the first quarter of fiscal 2000, require the Company to pay $135 million in cash to IBM and issue into an escrow account shares of the Company's common stock with a fair value (based on the average closing price of the Company's common stock for the 20 days prior to closing) of $32 million. Under the escrow arrangement, the escrow period ends on April 1, 2000, wherein some or all of the shares will be released to IBM. If the fair value of the shares on April 1, 2000 is less than $32 million, Cirrus must pay the difference to IBM in cash. If the fair value of the shares exceeds $32 million, shares equal to one-half of the excess over $32 million are returned to the Company and the remaining shares are released to IBM. During the six month period following April 1, 2000, IBM may sell on the open market the Cirrus stock it received. If at the end of the six month period on October 1, 2000, IBM has sold at least 15% of the Cirrus stock, it can require Cirrus to purchase the remaining shares for cash such that the total received by IBM, including the amounts IBM received in open market sales is $32 million. If during the six month period ending on October 1, 2000, the Cirrus stock received by IBM appreciates to over $32 million, IBM may keep all proceeds from the sale of stock in excess of $32 million up to a maximum of $48 million. Amounts received by IBM in excess of $48 million must be returned to Cirrus.

Because Cirrus has guaranteed IBM a minimum of $32 million in cash, either through open market sales of Cirrus stock or through repurchase of the stock directly by Cirrus, the fair value of the shares placed in escrow as well as the value of the embedded stock derivative granted to IBM has been recorded in the balance sheet as a liabilitiy. The fair value of the embedded stock derivative of $4.8 million was estimated by the Company based on discussions with outside investment advisors.

The Company also transferred to IBM the Company's partnership interest and certain assets relating to the partnership's operation, and will forgive certain debts owed to the Company by IBM and/or MiCRUS relating to the use of certain assets prior to the closing, which occurred on July 19, 1999. See Note 10.

In exchange for this consideration, IBM will release the Company of its obligations to support the partnership and to maintain certain lease payment guarantees issued jointly and severally with IBM. IBM will be responsible for the costs associated with winding down the partnership, including costs associated with employee terminations and the dismantling of equipment, except costs incurred by the partnership prior to the closing date. The Company also committed to an amended wafer purchase agreement.

Cirent

The terms of the Cirent termination agreement, which was also entered into during the first quarter of fiscal 2000, require the Company to pay to Cirent $9.3 million which Cirent will use as partial payment in connection with the buyout of certain leases associated with assets utilized in the Cirent manufacturing facility. The Company will sell its interest in the joint venture and certain associated assets to an affiliate of Lucent for $14 million and will not be responsible for any future operating costs or equipment lease liabilities associated with the fab. The Company also committed to an amended wafer purchase agreement.

5. Net Income Per Share

The following table sets forth the computation of basic and diluted earnings per share (In thousands, except per share amounts):

                                                     Quarter Ended
                                                  June 26,     June 27,
                                                    1999         1998
                                                 -----------  -----------
Numerator:

Net income (loss)                                 ($127,746)        $516

Denominator:

Denominator for basic net income (loss)
per share - weighted-average shares                  60,171       66,650

Dilutive common stock equivalents,
using treasury stock method                             -            811
                                                 -----------  -----------
Denominator for diluted net income
(loss) per share                                     60,171       67,461
                                                 ===========  ===========

Basic net income (loss) per share                    ($2.12)       $0.01
                                                 ===========  ===========

Diluted net income (loss) per share                  ($2.12)       $0.01
                                                 ===========  ===========

Incremental common shares attributable to the exercise of outstanding options of 7,106,849 shares for the three months ended June 26, 1999 were excluded from the computation of diluted net income per share because the effect would be antidilutive.

As of June 26, 1999, the Company had outstanding convertible notes to purchase 12,387,000 shares of common stock that were not included in the computation of diluted net income per share because the effect would be antidilutive.

On July 19, 1999, the Company placed 3,562,364 shares of common stock in escrow in connection with the restructuring of the MiCRUS joint venture. See Note 10.

On July 27, 1999, the Company issued 1,250,000 shares of common stock in connection with the Company's purchase of AudioLogic, Inc. See Note 10.

6. Commitments and Contingencies

As of June 26, 1999, the Company had approximately $8.4 million of forward exchange contracts denominated in yen, which expire in September, 1999.

Due to the terms of the MiCRUS restructuring agreement and pending closing on the Cirent termination agreement (both as discussed in Note 4), as of June 26, 1999 the Company remains contingently liable for MiCRUS and Cirent equipment leases which have remaining payments of approximately $450 million payable through 2004.


7.  Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

                                                   Quarter Ended
                                               June 26,     June 27,
                                                 1999         1998
                                              -----------  -----------
Net income (loss)                              ($127,746)        $516
Change in unrealized loss on foreign
  currency translation adjustments                  (100)        (356)
                                              -----------  -----------
Total                                          ($127,846)        $160
                                              ===========  ===========

8. Segment information

Information on reportable segments is as follows (in thousands):

                                             Quarter Ended
                                           June 26,   June 27,
                                             1999       1998
                                          ----------  ---------
AUDIO DIVISION
  Revenues                                   55,642     46,623
  Operating profit                            8,329      8,234

MASS STORAGE DIVISION
  Revenues                                   37,800     71,843
  Operating profit                            5,002     18,813

PRECISION DATA CONVERSION DIVISION
  Revenues                                   12,088     16,485
  Operating profit                            1,213      5,250

ALL OTHER
  Revenues                                   15,023     42,980
  Operating profit (loss)                  (141,944)   (31,791)

TOTAL
  Revenues                                  120,553    177,931
  Operating profit (loss)                  (127,400)       506

9.  Recently Issued Accounting Standards

In June 1998, the Statement of Financial Accounting Standards (SFAS)
No. 133 "Accounting for Derivative Instruments and Hedging
Activities", was issued and, as amended by SFAS No. 137 "Deferral of Effective Date of FASB Statement 133", is effective for fiscal years commencing after June 15, 2000. SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company does not believe SFAS 133 will have a material impact on earnings or the financial condition of the Company.

10. Subsequent Events

On July 19, 1999 the Company placed 3,562,364 shares of common stock in escrow in connection with the restructuring of the MiCRUS joint venture as discussed in Note 4. These shares were valued at $32 million based on the 20-day average of the Company's quoted share price. Additionally, during July 1999 the Company has paid approximately $135 million in cash in connection with the restructuring of the MiCRUS joint venture.

On July 27, 1999 the Company issued 1,250,000 common shares in connection with the Company's purchase of AudioLogic, Inc. The agreement provides for additional contingent shares to be issued to the extent that the shares issued initially are valued at an amount less than $25 million at the one-year anniversary of the closing. This transaction will be accounted for in the second quarter of fiscal 2000 as a purchase. The Company anticipates that a portion of the purchase price will result in an in-process research and development charge during the second quarter of fiscal 2000.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read along with the unaudited consolidated condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 27, 1999, contained in the 1999 Annual Report on Form 10-K (the "1999 Form 10-K"). This Discussion and Analysis contains forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below or in the 1999 Form 10-K that could cause actual results to differ materially from the Company's expectations. Readers are cautioned not to place undue reliance on any forward-looking statements, as they reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

The following table discloses the percentages that income statement items are of net sales.

                                                  Percentage of Net Sales
                                                     Quarter Ended
                                                 June 26,      June 27,
                                                   1999          1998
                                                -----------  ------------
Net sales                                              100%          100%

Gross margin                                            41%           34%
Research and development                                22%           20%
Selling, general and administrative                     19%           15%
Restructuring costs, gain on sale of assets
     and other, net                                    106%           -2%
                                                -----------  ------------
Income (loss) from operations                         -106%            0%
                                                -----------  ------------
Income (loss) before income taxes                     -106%            0%
Provision for income taxes                               0%            0%
                                                -----------  ------------
Net income (loss)                                     -106%            0%
                                                ===========  ============

Net Sales

Net sales for the first quarter of fiscal 2000 decreased by $57.4 million, or 32%, to $120.6 million from $177.9 million for the first
quarter of fiscal 1999.   Revenues in the first quarter of fiscal 1999
include amounts from businesses subsequently divested by the Company. Revenues from non-core businesses in the first quarter of fiscal 2000 were $12.9 million compared to $34 million in the first quarter of fiscal 1999. Excluding revenues from non-core businesses, net sales from core businesses, consisting of mass storage, audio, high-precision data conversion and embedded products decreased approximately $36.3 million primarily due to a significant decline in sales from the Company's mass storage products. This decline was somewhat offset by increased sales of the Company's audio products


Export sales (including sales to U.S.-based customers with manufacturing plants overseas) were 74% and 66% of total sales in the first quarter of fiscal 2000 and fiscal 1999, respectively.

The Company's sales are currently denominated primarily in U.S. dollars. The Company currently enters into foreign currency forward exchange and option contracts to hedge certain of its foreign currency exposures.

Sales to one customer comprised approximately 17% of sales in the first quarter of fiscal 2000 and 11% of sales in the first quarter of fiscal 1999. Sales to two other customers comprised approximately 14% and 10% of sales in the first quarter of fiscal 1999.

Gross Margin

Gross margin was 41% in the first quarter of fiscal 2000 compared to 34% for the first quarter of fiscal 1999. Gross margin increased for the first quarter of fiscal 2000 primarily due to lower margins during the first quarter of fiscal 1999 realized in the Company's non-core business units. Also contributing to the increase are lower wafer costs incurred in the Company's core businesses in the first quarter of fiscal 2000 versus the first quarter of fiscal 1999.

Research and Development

Research and development expenses for the first quarter of fiscal 2000 decreased by $8.8 million, or 25% to $26.7 million from $35.5 million in the first quarter of fiscal 1999. The decrease in research and development expenses for the first quarter of fiscal 2000 compared to the same period of fiscal 1999 is primarily due to spending in non-core businesses in the first quarter of 1999 and lower headcount during the first quarter of fiscal 2000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the first quarter of fiscal 2000 decreased $4.4 million, or 16% to $22.7 million from $27.1 million in the first quarter of fiscal 1999. The decrease is primarily due to spending in non-core businesses in fiscal 1999 and lower headcount during the first quarter of fiscal 2000 as a result of restructuring and divestiture activities.

Restructuring Costs, Gain on Sale of Assets and Other, Net

During the first quarter of fiscal 2000 the Company recorded restructuring and other charges of $128.2 million relating to the termination of its interests in two manufacturing joint ventures, MiCRUS and Cirent, $1 million of which is included in cost of sales.
The restructuring charge includes $135 million in direct payments, $32 million worth of the Company's contributed common stock, $4.8 million fair value of the related embedded stock derivative, $9.3 million of lease buyout costs and $16.4 million of equipment write-offs. These charges were offset by the reversal of approximately $71.9 million of previously accrued wafer purchase commitment charges due to the renegotiated terms of the Company's purchase commitments with its former partners.

To date, the Company has paid approximately $135 million in cash in connection with these restructuring activities. The Company expects to pay an additional $15 million during the second quarter of fiscal 2000. See Note 4 of Notes to the Unaudited Consolidated Condensed Financial Statements.

The Company believes that as a result of these transactions the Company has substantially completed the restructuring activities that it initiated during the second quarter of fiscal 1999 and the Company does not expect to incur significant accrued wafer purchase commitment or other charges in the future relating to these activities.

The fiscal 1999 first quarter gain was primarily due to the recovery of a holdback on the sale of a previously divested business unit.

Income Taxes

The Company did not provide for any income tax in the first quarter of fiscal 2000 compared to a provision of 36.5% in the first quarter of fiscal 1999. The Company does not expect to recognize any net income tax provision during the current fiscal year due to the magnitude of the loss realized in the first quarter.

Liquidity and Capital Resources

The Company used approximately $34.7 million of cash and cash equivalents in its operating activities during the first quarter of fiscal 2000 and used approximately $49.4 million during the first quarter of fiscal 1999. The cash used by operations in the first quarter of fiscal 2000 was primarily due to payments required for joint venture operations and lease payoffs.

The Company provided $75.7 million in cash from investing activities during the first quarter of fiscal 2000 compared to cash used by investing activities of $18.3 million during the comparable period of fiscal 1999. The cash provided by investing activities for fiscal 2000 is primarily due to sales of the Company's short-term investments.

The Company used $6.6 million in cash for financing activities during the first quarter of fiscal 2000 while using $56.9 million during the comparable period of fiscal 1999. During the first quarter of fiscal 1999, the Company repurchased $52.8 million worth of its common stock. Cash used in financing activities for fiscal 2000 is due to payments on the Company's outstanding debt partially offset by new issuances of stock relating to the exercise of stock options and the employee stock purchase plan.

At June 26, 1999, the Company had $259.1 million of cash, cash equivalents and restricted cash of which $80.3 million is restricted cash. During July 1999, the Company paid $135 million in cash in connection with the restructuring of the MiCRUS joint venture. The Company expects the restriction on $28.4 million of the restricted cash to be removed during the second quarter of fiscal 2000.

The semiconductor industry is extremely capital intensive. The Company has made investments in various external manufacturing arrangements and in its own facilities. The Company obtained most of the necessary capital through direct or guaranteed equipment lease financing with the balance through debt, equity financing, and cash balances.

Historically, the Company has generated cash in an amount sufficient to fund its operations. The Company anticipates that its existing capital resources and cash flow generated from future operations will enable it to maintain its current level of operations for the foreseeable future. The Company may revise its operating plans in response to future changes in the semiconductor industry in general and the demand for its products in particular. The Company believes that significant changes in the economic environment, which may affect worldwide demand for technology products, could materially and adversely impact the Company, including with respect to such matters as its ability to fund its future operations.

Future Operating Results

Quarterly Fluctuations

The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. The Company's operating results are affected by a wide variety of factors, many of which are outside of the Company's control, including but not limited to, economic conditions and overall market demand in the United States and worldwide, the Company's ability to introduce new products and technologies on a timely basis, changes in product mix, fluctuations in manufacturing costs which affect the Company's gross margins, declines in market demand for the Company's and its customers' products, sales timing, the level of orders which are received and can be shipped in a quarter, the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products, product obsolescence, price erosion, and competitive factors. The Company's operating results in the rest of fiscal 2000 are likely to be affected by these factors as well as others.

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

Issues Relating to Manufacturing and Raw Materials Procurement

During fiscal 1998 and fiscal 1999, excess production capacity in the industry led to significant price competition between merchant semiconductor foundries and the Company believes that in some cases this resulted in pricing from certain foundries that was lower than the Company's cost of production from its manufacturing joint ventures. The Company experienced pressures on its selling prices during fiscal 1998, which had a negative impact on its results of operations and it believes that this was partially due to the fact that certain of its competitors were able to obtain more favorable pricing from such foundries.

The Company's current strategy is to fulfill its wafer requirements using outside merchant wafer suppliers, including the Company's former joint venture partners. The Company also uses other outside vendors to package the wafer die into integrated circuits and to perform the majority of the Company's product testing.

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

Issues Relating to Mass Storage Market

The mass storage market has historically been characterized by a relatively small number of magnetic disk drive manufacturers and by periods of rapid growth followed by periods of oversupply and contraction. Growth in the mass storage market is directly affected by growth in the PC market. Furthermore, the price competitive nature of the disk drive industry continues to put pressure on the price of all disk drive components. Recent market demands for sub-$1,000 PCs puts further pressure on the price of disk drives and disk drive components.

Revenues from mass storage products in fiscal 2000 are likely to depend heavily on the success of certain 3.5 inch magnetic disk drive products selected for use by various customers, which in turn depends upon obtaining timely customer qualification of the new products and bringing the products into volume production timely and cost effectively.

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

A significant number of the Company's customers and suppliers are in Asia. The recent turmoil in the Asian financial markets does not appear to have had a material impact on the Company's sales orders or bookings. However, the financial instability in these regions may have an adverse impact on the financial position of end users in the region which could impact future orders and/or the ability of such users to pay the Company or the Company's customers, which could also impact the ability of such customers to pay the Company. The Company performs extensive financial due diligence on customers and potential customers and generally requires material sales to Asia to either be secured by letters of credit or transacted on a cash on demand basis. Given the prior situation in Asia, the Company now requires that the letters of credit be established through American banking institutions. During this volatile period, the Company expects to carefully evaluate the collection risk related to the financial position of customers and potential customers. The results of such evaluations will be considered in structuring the terms of sale, in determining whether to accept sales orders, in evaluating the recognition of revenue on sales in the area and in evaluating the collectability of outstanding accounts receivable from the region. In situations where significant collection risk exists, the Company will either not accept the sales order, defer the recognition of related revenues, or, in the case of previously transacted sales, establish appropriate bad debt reserves. Despite these precautions, should the volatility in Asia have a material adverse impact on the financial position of end users of the customers products in Asia, the Company could experience a material adverse impact on its results of operations.

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

In the third quarter of calendar year 1996, the Company began a program to replace mission-critical internal business systems. The decision to purchase software to replace these systems was made primarily in order to meet the Company's future business requirements, which included consideration of Year 2000 Issues. The Company is currently in the process of installing software licensed from SAP America, Inc. The first phase of this project was completed in June 1998 and included finance, sales and logistics. The second phase of the project includes a human resource system completed in June of this year and manufacturing, estimated to complete in October of this year. This multi-phased implementation is expected to cover all major internal business systems used by the Company. While Year 2000 compliance is an important software feature the Company considered when purchasing the software replacement, the Company's decision to replace mission critical business systems was primarily to make important functional improvements necessary to remain competitive in the current business environment. Therefore, the Company has not allocated a portion of the total project cost as a Year 2000 Issue. The Company does not believe that any incremental project costs associated with Year 2000 compliance to be material, as this feature was included with the software purchased by the Company to satisfy its business needs. The Company presently believes that with the installation of this software into its internal business systems, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. Therefore, the Company has completed a plan to remediate the existing manufacturing system as part of a company wide contingency plan.

To date, 99.5% of the Company's products have been tested and found to be Year 2000 compliant. A list of compliant products is available on the Company's web site (www.cirrus.com). The Company considers a product or system to be Year 2000 compliant if the date/time data is accurately processed (included, but not limited to, calculating, comparing, and sequencing) from, into and between the twentieth and twenty-first centuries, and the years 1999 and 2000 along with leap year calculations. To date, the Company has not identified any non-compliant products and therefore, no material costs have been incurred with respect to remediation. The Company believes that it is unlikely to experience a material adverse impact on its financial condition or results of operations due to product related Year 2000 compliance issues. However, since the assessment process is ongoing, Year 2000 implications are not fully known, and potential liability issues are not clear. Therefore, the full potential impact of the Year 2000 on the Company is not known at this time.

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

The Company's project plan also includes a comprehensive program to assess the Year 2000 compliance of its key suppliers. The Company has initiated formal communications with its significant suppliers and financial institutions to determine the extent to which the Company is vulnerable to those Third Parties who fail to remedy their own Year 2000 Issues. As of June 1999, the Company has contacted its significant suppliers and financial institutions and has received assurances of Year 2000 compliance from a number of those contacted. To date the Company has received responses to its initial inquiries from 100% of its mission critical suppliers. However, some of these suppliers are still in the process of completing their work on the Year 2000 Issues and failure of these mission critical suppliers to be compliant would result in manufacturing shutdowns for a certain period of time. The Company is currently taking steps to assess whether these suppliers are taking all the appropriate actions to fix any Year 2000 Issues they might have and to be prepared to continue functioning effectively as a supplier to the Company. However, as there can be no guarantee that the Company's suppliers will be Year 2000 compliant prior to the millennium, many significant suppliers have been second sourced and most contingency plans have been developed during the first calendar quarter of 1999. This process was completed in the second calendar quarter of 1999.
Contingency plans related to mission critical suppliers that are not considered to be making adequate steps to ensure Year 2000 compliance consist of the identification of substitutes and second-source suppliers, and in certain situations includes a planned increase in the level of inventory carried. No material cost related to Year 2000 compliance of Third Parties has been incurred to date. The Company believes that its reasonably most likely worst case Year 2000 scenario would involve problems with the systems of its Third Parties rather than with the Company's internal systems or its products. However, based upon information communicated to the Company from Third Parties, management believes that it is unlikely to experience a material adverse impact due to problems related to Third Parties and expects that the cost of these projects over the next two years will not have a material effect on the Company's financial position or overall trends in results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the Year Ended March 27, 1999.

Part II.  Other Information

Item 1.  Legal Proceedings

None.

Item 6.  Exhibits and Reports on Form 8-K

 a.  Exhibits

Exhibit 12.1    Statement Regarding Computation of Ratios of
Earnings to Fixed Charges

Financial Data Schedule

 b.  Reports on Form 8-K

The Registrant filed a Current Report on Form 8-K on August 3, 1999, pursuant to Item 2 of Form 8-K, reporting the disposition of the Company's interest in the MiCRUS joint venture.

CIRRUS LOGIC, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 CIRRUS LOGIC, INC.
                                                (REGISTRANT)

                                                 /s/GLENN C. JONES
Date:  August 4, 1999                           -----------------------
                                                 Glenn C. Jones
                                                 Vice President, Chief
                                                 Financial Officer,
                                                 Treasurer and
                                                 Secretary