Form 10-Q
period 1999-09-25
CIRRUS LOGIC INC
filed 1999-11-08
CIK 772406

FORM 10-Q

                      UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                   Washington, D.C. 20549


                                         (Mark One)
                 [X]   Quarterly Report Pursuant to Section 13 or 15(d) of
                                the Securities Exchange Act of 1934

                      For the quarterly period ended September 25, 1999


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
        (State or other jurisdiction of               (I.R.S. Employer
         (incorporation or organization)               Identification No.)

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


                                   YES [X]        NO [  ]


                   The number of shares of the registrant's common stock,
                  $0.001 par value, was 65,576,078 as of September 25, 1999

Part 1.  Financial Information
Item 1. Financial Statements

                                     CIRRUS LOGIC, INC.
                       CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (in thousands, except per share data)
                                         (Unaudited)

                                                Quarter Ended        Two Quarters Ended
                                            Sept. 25,   Sept. 26,   Sept. 25,   Sept. 26,
                                              1999        1998        1999        1998
                                            ----------- ----------- ----------- -----------
Net sales                                    $132,842    $169,689    $253,395    $347,620

Costs and expenses:
Cost of sales                                  79,637     155,611     151,023     273,430
Research and development                       27,940      34,145      54,634      69,667
Selling, general and administrative            22,647      26,810      45,310      53,900
Restructuring costs, gain on sale of
   assets and other, net                          -        28,522     127,210      25,516
Acquired in-process research and
   development expenses                         8,013         -         8,013         -
                                           ----------- ----------- ----------- -----------
Total costs and expenses                      138,237     245,088     386,190     422,513

Loss from operations                           (5,395)    (75,399)   (132,795)    (74,893)
Interest and other income (expense), net       (3,959)        792      (4,305)      1,098
                                           ----------- ----------- ----------- -----------
Loss before provision for income taxes         (9,354)    (74,607)   (137,100)    (73,795)
Provision for income taxes                        -        46,402         -        46,698
                                           ----------- ----------- ----------- -----------
Net loss                                      ($9,354)  ($121,009)  ($137,100)  ($120,493)
                                           =========== =========== =========== ===========

Net loss per share:
Basic                                          ($0.15)     ($1.90)     ($2.26)     ($1.85)
Diluted                                        ($0.15)     ($1.90)     ($2.26)     ($1.85)

Weighted average common shares outstanding:
Basic                                          61,353      63,748      60,762      65,199
Diluted                                        61,353      63,748      60,762      65,199

                          (See Notes to the Unaudited Consolidated
                               Condensed Financial Statements)

                                     CIRRUS LOGIC, INC.
                            CONSOLIDATED CONDENSED BALANCE SHEETS
                                       (in thousands)
                                         (Unaudited)

                                                 Sept. 25,   March 27,
                                                   1999        1999
                                                ----------- -----------
ASSETS
Current assets:
  Cash and cash equivalents                        $41,521    $144,457
  Restricted cash                                   58,733      86,277
  Short-term investments                               -        74,616
  Marketable equity securities                      81,940         -
  Accounts receivable, net                          78,296      66,063
  Inventories, net                                  47,613      40,262
  Other current assets                              37,051      19,039
                                                ----------- -----------
     Total current assets                          345,154     430,714

Property and equipment, net                         39,126      48,024
Investment in joint venture                            -        14,000
Deposits and other assets                           63,137      39,892
                                                ----------- -----------
                                                  $447,417    $532,630
                                                =========== ===========

LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
  Accounts payable and accrued liabilities        $127,840    $207,033
  Current maturities of long-term debt
       and capital lease obligations                18,148      23,076
  Income taxes payable                              37,454      36,593
                                                ----------- -----------
     Total current liabilities                     183,442     266,702

Long term obligations and
  convertible subordinated notes                   315,500     323,648

Commitments and contingencies

Net capital deficiency:
  Common stock and additional paid-in capital      388,290     326,185
  Unrealized gain on marketable equity securities   81,190         -
  Accumulated deficit                             (521,005)   (383,905)
                                                ----------- -----------
     Total net capital deficiency                  (51,525)    (57,720)
                                                ----------- -----------
                                                  $447,417    $532,630
                                                =========== ===========

                          (See Notes to the Unaudited Consolidated
                               Condensed Financial Statements)

                                     CIRRUS LOGIC, INC.
                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                       (In thousands)
                                         (Unaudited)

                                                            Two Quarters Ended
                                                          Sept. 25,   Sept. 26,
                                                            1999        1998
                                                         ----------- -----------
Cash flows from operating activities:
  Net income (loss)                                       ($137,100)  ($120,493)
  Adjustments to reconcile net income to net
  cash flows from operations:
     Depreciation and amortization                           15,616      38,467
     Other non-cash charges                                  40,417      28,522
     Deferred tax valuation allowance                           -        46,402
     Compensation relating to the issuance of certain
       employee stock                                           692         719
  Net change in operating assets and liabilities           (118,711)    (45,627)
                                                         ----------- -----------
Net cash used in operations                                (199,086)    (52,010)
                                                         ----------- -----------

Cash flows from investing activities:
  Purchase of short-term investments                            -       (69,617)
  Proceeds from sale of short-term investments               74,616     105,344
  Proceeds from restructuring of joint venture               14,000         -
  Additions to property and equipment                        (2,846)     (8,699)
  Increase in deposits and other assets                     (11,630)    (13,757)
  Increase in cash from AudioLogic, Inc. acquisition          1,010         -
  Decrease in restricted cash                                27,544       5,199
                                                         ----------- -----------
Net cash flows used by investing activities                 102,694      18,470
                                                         ----------- -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                      6,532       4,829
  Borrowings on long-term debt                                  -           -
  Payments on long-term debt and capital lease obligation   (13,076)    (13,352)
  Repurchase and retirement of common stock                     -       (54,609)
                                                         ----------- -----------
Net cash (used for) provided by financing activies           (6,544)    (63,132)
                                                         ----------- -----------

Net increase (decrease) in cash and cash equivalents       (102,936)    (96,672)
Cash and cash equivalents at beginning of period            144,457     307,184
                                                         ----------- -----------
Cash and cash equivalents at end of period                  $41,521    $210,512
                                                         =========== ===========

Supplemental disclosure of cash flow information:
  Interest paid                                              $1,463     $11,483
  Income taxes paid                                            $158      $7,911

                          (See Notes to the Unaudited Consolidated
                               Condensed Financial Statements)

                                     CIRRUS LOGIC, INC.

             NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. Basis of Presentation

The consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. (the "Company", the "Registrant", or "Cirrus") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, and notes thereto for the year ended March 27, 1999, included in the Company's 1999 Annual Report on Form 10-
K. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.


2. Inventories

Net inventories are comprised of the following:

                   Sept. 25,   March 27,
                     1999        1999
                  ----------- -----------
Work in process      $37,301     $25,165
Finished goods        10,312      15,097
                  ----------- -----------
Total                $47,613     $40,262
                  =========== ===========


3.  Income Taxes

Statement of Financial Accounting Standards 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company has provided a valuation allowance equal to its net deferred tax assets due to uncertainties regarding their realization. The realizability of the deferred tax assets will be evaluated on a quarterly basis.

4. Restructuring of Joint Ventures

During the first quarter of fiscal 2000, the Company substantially completed the remaining restructuring activities previously announced in the second quarter of fiscal 1999. The Company finalized negotiations with International Business Machines Corporation ("IBM") to restructure the Company's interest in the MiCRUS joint venture and also finalized negotiations with Lucent Technologies, Inc. ("Lucent") to terminate the Company's interest in the Cirent joint venture. In connection with the finalization of these two agreements, the Company recorded restructuring charges of $128.2 million during the first quarter of fiscal 2000, $1 million of which is included in cost of sales. The restructuring charge includes $135 million in direct payments, $32 million of the Company's contributed common stock, $4.8 million fair value of the related embedded stock derivative, $9.3 million of lease buyout costs and $16.4 million of equipment write-offs. These charges were offset by the reversal of approximately $71.9 million of previously accrued wafer purchase commitment charges due to the renegotiated terms of the Company's purchase commitments with its former partners.

MiCRUS

The terms of the MiCRUS restructuring agreement, entered into during the first quarter of fiscal 2000, required the Company to pay $135 million in cash to IBM and issue into an escrow account shares of the Company's common stock with a fair value (based on the average closing price of the Company's common stock for the 20 days prior to closing) of $32 million. Under the escrow arrangement, the escrow period ends on April 3, 2000, wherein some or all of the shares will be released to IBM. If the fair value of the shares on April 3, 2000 is less than $32 million, Cirrus must pay the difference to IBM in cash. If the fair value of the shares exceeds $32 million, shares equal to one-half of the excess over $32 million are returned to the Company and the remaining shares are released to IBM. During the six month period following April 3, 2000, IBM may sell on the open market the Company stock it received. If at the end of the six month period on September 30, 2000, IBM has sold at least 15% of the Cirrus stock, it can require Cirrus to purchase the remaining shares for cash such that the total received by IBM, including the amounts IBM received in open market sales, is $32 million. If during the six month period ending on September 30, 2000, the Company stock received by IBM appreciates to over $32 million, IBM may keep all proceeds from the sale of stock in excess of $32 million up to a maximum of $48 million. Amounts received by IBM in excess of $48 million must be returned to Cirrus.

Because Cirrus has guaranteed IBM a minimum of $32 million in cash, either through open market sales of Cirrus stock or through repurchase of the stock directly by Cirrus, the fair value of the embedded stock derivative granted to IBM has been recorded in the balance sheet as a liability. The fair value of the embedded stock derivative of $4.8 million was estimated by the Company based on the Company's current estimate of the financial outcome of this arrangement.

The Company also transferred to IBM the Company's partnership interest and certain assets relating to the partnership's operation, and forgave certain debts owed to the Company by IBM and/or MiCRUS relating to the use of certain assets prior to the closing.

In exchange for this consideration, IBM will release the Company of its obligations to support the partnership and to maintain certain lease payment guarantees issued jointly and severally with IBM. IBM is responsible for the costs associated with winding down the partnership, including costs associated with employee
terminations and the dismantling of equipment.   The Company also
entered into an amended wafer purchase agreement.

Cirent

The terms of the Lucent termination agreement, which was also entered into during the first quarter of fiscal 2000, required the Company to pay to Lucent $9.3 million which Lucent will use as partial payment in connection with the buyout of certain leases associated with assets utilized in the Cirent manufacturing facility. The Company sold its interest in the joint venture and certain associated assets to an affiliate of Lucent for $14 million and is not responsible for any future operating costs or
equipment lease liabilities associated with the fab.   In
addition, the Company entered into an amended wafer purchase agreement whereby the Company paid Lucent a $5 million deposit and pledged $20 million of its accounts receivable to collateralize future wafer purchase commitments.

5. Acquisition of AudioLogic, Inc.

On July 27, 1999 the Company completed its acquisition of AudioLogic, Inc. ("AudioLogic"), a Colorado-based company specializing in low power mixed-signal integrated circuit design. The acquisition was completed through a stock-for-stock transaction whereby each share of AudioLogic was exchanged for
 .3006 shares of Cirrus Logic, Inc. common stock. Using the same ratio, each outstanding, unexercised option in AudioLogic granted under the AudioLogic, Inc. 1992 Stock Option Plan was exchanged for an option to purchase the common stock of Cirrus Logic, Inc.

As part of the stock transaction, the Company guaranteed that the value of the converted shares and unexercised options will be at least $25 million at the one-year anniversary of the closing, July 27, 2000. To the extent that the value of the shares issued is less than $25 million on July 27, 2000, the Company may settle the difference in cash or additional shares. The Company valued the per share consideration paid for AudioLogic based on the price of the Company's stock on the closing date of the transaction combined with the discounted difference between the guaranteed price per share and the price per share on the closing date. Also included in the calculation of total consideration is the fair value of the assumed options and estimated transaction costs. The total purchase price of $22.9 million was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates as follows:

Fair value of tangible net assets     $1,213
Existing technology                    6,353
Existing agreements                    4,100
Covenants not-to-compete               1,900
Trademark                                700
Assembled workforce                      600
In-process technology                  8,013
                                    ---------
Total assets acquired                $22,879
                                    =========

Existing Technology

To determine the value of the existing technology ($6.4 million), the expected future cash flow attributable to the existing technology was discounted, taking into account risks related to the characteristics and applications of the technology, existing and future markets, and assessment of the life cycle stage of the technology.

Existing Agreements

The valuation of AudioLogic's existing agreements ($4.1 million) was based on the discounted net cash flow expected to be realized from licensing revenues and product sales anticipated under the agreements.

Covenants Not-to-Compete

The agreements signed between Cirrus and certain members of AudioLogic's management team establishing covenants not-to-compete were valued ($1.9 million) based on assessing the differential cash flows expected from competition in the absence of these agreements. The key differential drivers are expected future lost revenue and incremental research and development costs.

Trademark

The AudioLogic trademark was valued ($0.7 million) based on a discounted cost-savings approach using an assumed royalty rate which is customary for the semiconductor industry.

Assembled workforce

To determine the value of the assembled workforce ($0.6 million), Cirrus evaluated the workforce in place at the acquisition date and utilized the cost approach to estimate the value of replacing the workforce. Costs considered in replacing the workforce included costs to recruit and interview candidates, as well as the cost to train new employees.

In-Process Research and Development

Management estimates that $8.0 million of the purchase price represents purchased in-process technology that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was expensed in the second quarter of fiscal year 2000 following consummation of the acquisition. The value assigned to purchased in-process technology was determined by identifying research projects in areas for which technological feasibility had not been achieved using appropriate income based valuation methodologies. The value was determined by calculating the estimated stage of completion (expressed as a percentage of completion) for each project, applying the percentage to the expected net cash flows for each project, and discounting the net cash flows back to their present value. The stage of completion was determined by analyzing the costs incurred (as of the valuation date) divided by the total estimated costs to complete the projects. The discount rate included a factor that took into account the the uncertainty surrounding the successful development of the purchased in-process technology projects.

Development of in-process technology remains a substantial risk to the Company due to factors including the remaining effort to achieve technical feasibility, rapidly changing customer markets and competitive threats from other companies. Additionally, the value of other intangible assets acquired may become impaired. The in-process research and development charge valuation was prepared by an independent appraiser of technology assets, based on inputs from management of the Company and AudioLogic, utilizing valuation methodologies and techniques the Company believes are reasonable.

The amounts allocated to existing technology, existing agreements, covenants not-to-compete, trademark and assembled workforce are being amortized over their respective estimated useful lives of between three and four years using the straight-line method.

6. Marketable Equity Securities

During the second quarter of fiscal 2000, the Company recorded an $81.2 million unrealized gain on marketable equity securities relating to the Company's equity investment in Phone.com, Inc. This investment is considered available for sale at September 25, 1999. In connection with Phone.com's recent initial public offering, the Company signed an agreement which prohibits the Company from selling its Phone.com shares until after December 8,
1999.   Phone.com is traded on the Nasdaq National Market under
the ticker symbol "PHCM".


7. Net Income Per Share

The following table sets forth the computation of basic and diluted earnings per share (In thousands, except per share amounts):

                                                Quarter Ended        Two Quarters Ended
                                           Sept. 25,   Sept. 26,   Sept. 25,   Sept. 26,
                                             1999        1998        1999        1998
                                          ----------- ----------- ----------- -----------
Numerator:

Net loss                                     ($9,354)  ($121,009)  ($137,100)  ($120,493)

Denominator:

Denominator for basic net loss
  per share - weighted-average shares         61,353      63,748      60,762      65,199

Dilutive common stock equivalents,
  using treasury stock method                    -           -           -           -
                                          ----------- ----------- ----------- -----------
Denominator for diluted net loss
  per share                                   61,353      63,748      60,762      65,199
                                          =========== =========== =========== ===========

Basic net loss per share                      ($0.15)     ($1.90)     ($2.26)     ($1.85)
                                          =========== =========== =========== ===========

Diluted net loss per share                    ($0.15)     ($1.90)     ($2.26)     ($1.85)
                                          =========== =========== =========== ===========

Incremental common shares attributable to the exercise of outstanding options of 1,317,875 and 662,297 shares, respectively, for the three and six months ended September 25, 1999 were excluded from the computation of diluted net loss per share because the effect would be antidilutive. Incremental common shares attributable to the exercise of outstanding options of 8,532,000 and 6,208,000 shares, respectively, for the three and six month periods ended September 26, 1998 were excluded from the computation of diluted net loss per share because the effect would be antidilutive.

The Company excluded 3,562,364 shares from the computations of basic and diluted net loss because those shares were issued into an escrow account, on a contingent basis, until April 3, 2000 (See
Note 4 regarding the MiCRUS restructuring agreement).

8. Commitments and Contingencies

Due to the terms of the MiCRUS restructuring agreement (as discussed in Note 4), as of September 25, 1999 the Company remains contingently liable for MiCRUS equipment leases which have remaining payments of approximately $195 million payable through 2003.

9.   Comprehensive Income

The components of comprehensive income (loss), net of tax, are as follows (in thousands):

                                               Quarter Ended            Two Quarters Ended
                                           Sept. 25,    Sept. 26,    Sept. 25,    Sept. 26,
                                              1999         1998         1999         1998
                                          ------------ ------------ ------------ ------------
Net income (loss)                             ($9,354)   ($121,009)   ($137,100)   ($120,493)
Change in unrealized gain on investments       81,190          -         81,190          -
Change in unrealized loss on foreign
  currency translation adjustments              1,192          265        1,092         (296)
                                          ------------ ------------ ------------ ------------
Total                                         $73,028    ($120,744)    ($54,818)   ($120,789)
                                          ============ ============ ============ ============

10.    Segment information

Information on reportable segments is as follows (in thousands):

                                             Quarter Ended        Two Quarters Ended
                                         Sept. 25,   Sept. 26,   Sept. 25,   Sept. 26,
                                           1999        1998        1999        1998
                                        ----------- ----------- ----------- -----------
Revenues:
  Audio division                           $64,785     $59,683    $120,427    $106,306
  Mass storage division                     33,773      57,011      71,542     128,855
  Precision data conversion division        15,439      13,174      27,527      29,659
  All other                                 18,845      39,821      33,899      82,800
                                        ----------- ----------- ----------- -----------
Total                                     $132,842    $169,689    $253,395    $347,620
                                        =========== =========== =========== ===========

Operating profit (losses):
  Audio division                           $12,391     $14,227     $20,720     $14,227
  Mass storage division                      3,007       8,366       8,010      30,691
  Precision data conversion division         4,767         738       5,980       7,027
  All other                                (25,560)    (98,730)   (167,505)   (126,838)
                                        ----------- ----------- ----------- -----------
Total                                      ($5,395)   ($75,399)  ($132,795)   ($74,893)
                                        =========== =========== =========== ===========

11.  Recently Issued Accounting Standards

In June 1998, the Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and
Hedging Activities", was issued and, as amended by SFAS No. 137 "Deferral of Effective Date of FASB Statement 133", is effective for fiscal years commencing after June 15, 2000. SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company does not believe SFAS 133, as amended by SFAS 137, will have a material impact on earnings or the financial condition of the Company.

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

                                                  Percentage of Net Sales
                                           Quarter Ended      Two Quarters Ended
                                        Sept. 25,   Sept. 26  Sept. 25,   Sept. 26
                                           1999       1998       1999       1998
                                        ---------- ---------- ---------- ----------
Net sales                                     100%       100%       100%       100%

Gross margin                                   40%         8%        40%        21%
Research and development                       21%        20%        22%        20%
Selling, general and administrative            17%        16%        18%        16%
Restructuring costs, gain on sale of
   assets and other, net                        0%        17%        50%         7%
Acquired in-process research &
   development expenses                         6%         0%         3%         0%
                                        ---------- ---------- ---------- ----------
Income (loss) from operations                  -4%       -44%       -52%        22%
                                        ---------- ---------- ---------- ----------
Income (loss) before income taxes              -7%       -44%       -54%       -21%
Provision for income taxes                      0%        27%         0%        13%
                                        ---------- ---------- ---------- ----------
Net income (loss)                              -7%       -71%       -54%       -35%
                                        ========== ========== ========== ==========

Net Sales

Net sales for the second quarter of fiscal 2000 decreased by $36.8 million, or 21.7%, to $132.8 million from $169.7 million for the
second quarter of fiscal 1999.   Revenues in the second quarter of
fiscal 1999 include amounts from businesses subsequently divested by the Company. Revenues from non-core and divested businesses, consisting primarily of telecommunications, networking and display products in the second quarter of fiscal 2000 were $17.3 million compared to $39.5 million in the second quarter of fiscal 1999. Excluding revenues from non-core businesses, net sales from core businesses consisting of mass storage, audio, high-precision data conversion and embedded products decreased approximately $14.6 million.

Net sales for the first two quarters of fiscal 2000 decreased
$94.2 million or 27.1% to $253.4 million from $347.6 million for the first two quarters of fiscal 1999. Revenues in the first two quarters of fiscal 1999 include amounts from businesses subsequently divested by the Company. Revenues from non-core and divested businesses in the first two quarters of fiscal 2000 were $30.3 million compared to $76.6 million, a decrease of $46.3 million or 60.4%. Excluding revenues from non-core businesses, net sales from core businesses decreased approximately $48 million.

Net sales for the Company's core businesses have decreased during fiscal 2000 due to a decline in sales from the Company's mass storage products. This decline was somewhat offset by increased sales of the Company's audio products.

Export sales (including sales to U.S.-based customers with manufacturing plants overseas) were 73% and 72% of total sales in the second quarter of fiscal 2000 and fiscal 1999, respectively, and were 73% and 69% of total sales in the first two quarters of fiscal 2000 and fiscal 1999, respectively

The Company's sales are currently denominated primarily in U.S.
dollars. The Company may enter into foreign currency forward exchange and option contracts to hedge certain of its foreign currency exposures.

Sales to one customer comprised approximately 14% of sales in the first two quarters of fiscal 2000 and 12% of sales in the first two quarters of fiscal 1999. Sales to another customer comprised approximately 13% of sales in the first two quarters fiscal 1999.

Gross Margin

Gross margin was 40% in the second quarter of fiscal 2000 compared
to 8% for the second quarter of fiscal 1999.   Gross margin was
40% in the first two quarters of fiscal 2000 compared to 21% for the first two quarters of fiscal 1999.

Gross margin has increased during fiscal 2000 primarily due to significant wafer purchase commitment charges incurred during the second quarter of fiscal 1999.

Research and Development

Research and development expenses for the second quarter of fiscal 2000 decreased by $6.2 million, or 18.2%, to $27.9 million from $34.1 million in the second quarter of fiscal 1999.

Research and development expenses for the first two quarters of fiscal 2000 decreased by $15 million, or 21.6% to $54.6 million from $69.7 million in the first two quarters of fiscal 1999.

Research and development expenses have decreased during fiscal
2000 compared to fiscal 1999 primarily due to lower headcount during fiscal 2000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the second quarter of fiscal 2000 decreased $4.2 million, or 15.5% to $22.6 million from $26.8 million in the second quarter of fiscal 1999.

Selling, general and administrative expenses in the first two quarters of fiscal 2000 decreased $8.6 million, or 15.9% to $45.3 million from $53.9 million in the first two quarters of fiscal
1999.

Selling, general and administrative expenses have decreased during fiscal 2000 compared to fiscal 1999 primarily due to lower headcount during fiscal 2000.

Restructuring Costs, Gain on Sale of Assets and Other, Net

During the first quarter of fiscal 2000, the Company recorded restructuring and other charges of $128.2 million relating to the Company's termination of its interests in two manufacturing joint ventures, MiCRUS and Cirent, $1 million of which is included is cost of sales. The restructuring charge includes $135 million in direct payments, $32 million worth of the Company's contributed common stock, $4.8 million fair value of the related embedded stock derivative, $9.3 million of lease buyout costs and $16.4 million of equipment write-offs. These charges were offset by the reversal of approximately $71.9 million of previously accrued wafer purchase commitment charges due to the renegotiated terms of the Company's purchase commitments with its former partners. To date, the Company has paid approximately $167 million in cash in connection with these restructuring activities. The Company does not expect there to be further significant payments during fiscal year 2000 relating to these restructuring activities. However, additional cash payments may be required in fiscal year 2001 depending on the Company's stock price. See Note 4 of Notes to the Unaudited Consolidated Condensed Financial Statement.

The Company believes that as a result of these transactions the Company has substantially completed the restructuring activities that it initiated during the second quarter of fiscal 1999 and the Company does not expect to incur significant accrued wafer purchase commitment charges in the future relating to these activities.

Acquired In-Process Research & Development Expenses

During the second quarter of fiscal 2000, Cirrus recorded $8.0 million or 6% of net sales of acquired research and development expenses resulting from Cirrus' acquisition of AudioLogic, Inc. (See Note 5 to the Condensed Consolidated Financial Statements). These amounts were expensed on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative uses. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired in-process research and development that may cause fluctuations in our quarterly or annual operating results.

The in-process research and development relates to the highest performance, all-digital pulse width modulation (PWM) technology for amplification of next generation audio systems. AudioLogic's technology will provide solutions for virtually all audio applications at 2 to 3 times better power efficiency than alternative power amplifier and digital signal processing methods. The in-process research and development is comprised of three significant PWM development projects (#2,#3, and #4b). The following is a brief description of each significant acquired in-process research and development project as of the date of the acquisition.

PWM #2
The main applications for this product are low-end consumer audio products, notebook computer speakers and headphones. This product is a low power consumer. We estimate that the development cycle for this product will continue for approximately nine months. The estimated cost to complete the development of the PWM #2 technology is expected to be approximately $0.1 million ratably until its completion in the first quarter of fiscal 2000.

PWM #3
This product will supply the PC speaker, after-market automotive, high-end consumer audio and shelf-top audio system markets. This product is a medium power consumer. We estimate that the development cycle for this product will continue for approximately 21 months. The estimated cost to complete the development of the PWM #3 technology is expected to be approximately $0.3 million ratably until its completion in the first quarter of fiscal 2001.

PWM #4b
The applications for this product are high-power mass market consumer and high volume professional audio products. We estimate that the development cycle for this product will continue for approximately 21 months. The estimated cost to complete the development of the PWM #4b technology is expected to be approximately $0.3 million ratably until its completion in the first quarter of fiscal 2001.

These products are currently in the designing stage of the development cycle. We believe the associated risks of developing these products into commercially viable products will be our ability to perform further research and development to determine technological feasibility in light of competing solutions and the increasingly sophisticated needs of our customers.

Value Assigned to In-Process Research and Development

The value assigned to in-process research and development projects was determined by calculating the estimated stage of completion (expressed as a percentage of completion) for each project, applying the percentage to the expected net cash flows for each project, and discounting the net cash flows incurred (as of the valuation date) divided by the total estimated costs to complete the projects.
The revenue estimates used to value the purchased in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by us. The rates utilized to discount the net cash flows to to their present value are based on Company's weighted average rate of return. Given the nature of the risks associated with the difficulties and uncertainties in completing each project and thereby achieving technological feasibility and the size of AudioLogic the weighted average rate of return was adjusted. Based on these factors, a discount rate of 30% was deemed appropriate for AudioLogic. The estimates used in valuing in-process research and development were based upon assumptions we believe to be reasonable but which are inherently uncertain and unpredictable. Our assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on our financial condition and results of operations. With respect to the acquired in-process technologies, the calculations of value were adjusted to reflect the value creation efforts of AudioLogic prior to the acquisition.

Following are the estimated completion percentages and technology lives:

              Estimated     Expected
              Percentage     Useful
Product     of Completion     Life
----------- -------------- -----------
PWM #2           82%         4 years
PWM #3           63%         4 years
PWM #4b          63%         4 years

The value assigned to each acquired in-process research and development project as of the acquisition date were as follows (in thousands):

               Value
  Product    Assigned
----------- -----------
PWM #2          $4,300
PWM #3           3,200
PWM #4b            500
Other               13
            -----------
                $8,013
            ===========

Income Taxes

The Company did not provide for any income taxes in the first two quarters of fiscal 2000 compared to a provision of 63.3% in the
first two quarters of fiscal 1999.   The Company does not expect
to recognize any net income tax provision during the current fiscal year due to the magnitude of the loss realized in the first quarter.

Liquidity and Capital Resources

The Company used approximately $199.1 million of cash and cash equivalents in its operating activities during the first two quarters of fiscal 2000 and used approximately $52 million during the first two quarters of fiscal 1999. The cash used by operations in the first two quarters of fiscal 2000 was primarily due to payments required for the termination of the Company's joint venture operations with IBM and Lucent.

The Company provided $102.7 million in cash from investing activities during the first two quarters of fiscal 2000 compared to cash provided by investing activities of $18.5 million during the comparable period of fiscal 1999. The cash provided by investing activities for fiscal 2000 is primarily due to sales of the Company's short-term investments.

The Company used $6.5 million in cash for financing activities during the first two quarters of fiscal 2000 while using $63.1 million during the comparable period of fiscal 1999. During the first two quarters of fiscal 1999, the Company repurchased $54.6 million of its common stock. Cash used in financing activities for fiscal 2000 is due to payments on the Company's outstanding debt partially offset by cash provided by stock issued from the exercise of stock options.

At September 25, 1999, the Company had $100.3 million of cash, cash equivalents and restricted cash of which $58.7 million is restricted cash. The restrictions on cash are due to outstanding letter of credits required for certain leases agreements. The Company does not expect the amount of restricted cash to change significantly during the third quarter of fiscal 2000. During the second quarter of fiscal 2000, the Company paid Lucent Technologies a $5 million deposit and pledged $20 million of its accounts receivable to collateralize future wafer purchase commitments with the Cirent manufacturing facility.

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

As of September 25, 1999, the Company holds approximately 0.4 million shares of common stock in Phone.com, Inc. (Phone.com) with a market value of $81.9 million. In connection with Phone.com's initial public offering, the Company signed an agreement which prohibits the Company from selling its Phone.com shares until after December 8, 1999. Phone.com is traded on the Nasdaq National Market under the ticker symbol "PHCM".

Quarterly Fluctuations

YOU SHOULD EXPECT THAT CIRRUS' OPERATING RESULTS MAY FLUCTUATE IN
FUTURE PERIODS.

The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. The Company's operating results are affected by a wide variety of factors, many of which are outside of the Company's control, including but not limited to, economic conditions and overall market demand in the United States and worldwide, the Company's ability to introduce new products and technologies on a timely basis, changes in product mix, fluctuations in manufacturing costs which affect the Company's gross margins, declines in market demand for the Company's and its customers' products, sales timing, the level of orders which are received and can be shipped in a quarter, the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products, product obsolescence, price erosion, and competitive factors. The Company's operating results in the remainder of fiscal 2000 are likely to be affected by these factors as well as others.

Inventory Risks

CIRRUS MAY PRODUCE INVENTORY IN QUANTITIES WHICH ARE IN EXCESS OF
CURRENT DEMAND.  OUR INVENTORY MAY ALSO BECOME OBSOLETE.

The Company must order wafers and build inventory well in advance of product shipments. Because the Company's markets are volatile and subject to rapid technology and price changes, there is a risk that the Company will forecast inaccurately and produce excess or insufficient inventories of particular products. This inventory risk is heightened because many of the Company's customers place orders with short lead times. Such inventory imbalances have occurred in the past and in fact contributed significantly to the Company's operating losses over the last three years. These factors increase not only the inventory risk but also the difficulty of forecasting quarterly operating results. Moreover, as is common in the semiconductor industry, the Company frequently ships more products in the third month of each quarter than in either of the first two months of the quarter, and shipments in the third month are higher at the end of that month. The concentration of sales in the last month of the quarter contributes to difficulty in predicting the Company's quarterly revenues and results of operations.

Issues Relating to Manufacturing and Raw Materials Procurement

During fiscal 1998 and fiscal 1999, excess production capacity in the industry led to significant price competition between merchant semiconductor foundries and the Company believes that in some cases this resulted in pricing from certain foundries that was lower than the Company's cost of production from its former manufacturing joint ventures. The Company experienced pressures on its selling prices during fiscal 1998, which had a negative impact on its results of operations and it believes that this was partially due to the fact that certain of its competitors were able to obtain more favorable pricing from such foundries.

The Company's current strategy is to fulfill its wafer requirements using outside merchant wafer suppliers, including the Company's former joint venture partners. The Company also uses other outside vendors to package the wafer die into integrated circuits and to perform some of the Company's product testing.
The Company believes that the current strategy will result in procurement terms which more closely track with market conditions.

A LACK OF SUFFICIENT CAPACITY IN THE SEMICONDUCTOR INDUSTRY MAY
ADVERSELY AFFECT CIRRUS' ABILITY TO OBTAIN RAW MATERIALS.

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

THE RECENT EARTHQUAKE IN TAIWAN MAY HAVE AN ADVERSE AFFECT ON OUR
ABILITY TO DELIVER PRODUCTS.

On September 20, 1999 a magnitude 7.6 earthquake struck Taiwan where two of the Company's key suppliers are located. The Company has conducted an internal review to assess the impact that damage caused by the earthquake may have on the Company's operations. The Company will continue to monitor any supply shortages caused by this earthquake during the coming months. It is uncertain what impact this earthquake has had on the Company's suppliers and customers.

Sensitivity to Security Prices

CIRRUS IS EXPOSED TO FLUCTUATIONS IN THE PRICES OF CERTAIN STOCKS, INCLUDING OUR OWN.

As discussed in Note 4 to the Condensed Consolidated Financial Statements, the Company issued $32 million of common stock into an escrow account during the second quarter of fiscal 2000 in connection with the restructuring of the MiCRUS joint venture.
The Company has made certain guarantees to IBM regarding the
market value of that stock in future periods.   As a result, the
Company's earnings would be adversely affected in future periods by declines in the market price of the Company's stock.

As of September 25, 1999 the Company holds approximately 0.4 million shares in Phone.com, Inc. The fair value of the Company's holdings in Phone.com will fluctuate as the stock price of Phone.com fluctuates.

Dependence on PC Market

CIRRUS' OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY A DECLINE
IN THE RATE OF GROWTH IN THE PC INDUSTRY.

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

The Company's revenues from mass storage products are dependent on the successful introduction by its customers of new disk drive products and can be impacted by the timing of customers' transition to new disk drive products. Recent efforts by certain of the Company's customers to develop their own ICs for mass storage products could in the future reduce demand for the Company's mass storage products, which could have an adverse effect on the Company's revenues and gross margins from such products. In addition, in response to the current market trend towards integrating hard disk controllers with microcontrollers, the Company's revenues and gross margins from its mass storage products will be dependent on the Company's ability to introduce such integrated products in a commercially competitive manner.
The Company generates most of its revenue for magnetic storage from two of the nine major HDD manufacturers.

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

Issues Relating to Embedded Processor Products

Many of the solutions that utilize the Company's embedded processor products are sold into markets that are generally considered emerging markets. As such, the size of these markets is presently small but expected to grow over time. Revenue for the Company's embedded processor products will depend significantly on the success of the solutions that are based on the Company's products along with the actual growth of the markets for these solutions.

Examples of the emerging markets that the Company's embedded processor products sell into include portable digital audio players, smart cellular phones, set top internet and e-mail access boxes, and personal digital appliances. As the individual markets for these products grow, many competing semiconductor manufacturers are expected to enter the market for devices that these products are based upon and drive the selling price for the devices lower. Because these markets are at such an early stage, clear definitions of the required feature sets in the products have not been established. The Company's products could experience problems in the market place if the feature sets are not consistent with the emerging market requirements.

Many of the Company's customers who are building solutions for emerging market products are smaller organizations whose resources and abilities are limited and whose business plans involve a significant amount of risk. Customer delays in product development and introductions creates risk relative to the Company's revenue plans.

In addition, the Company's embedded processor products are presently based on CPU cores that are licensed from ARM Ltd. There are over 30 other companies that have licensed CPU cores from ARM that could enter the market for the Company's embedded processor products. These products could be very similar to the Company's products and drive down the prices for the Company's products.

Intellectual Property Matters

FUTURE ISSUES MAY ARISE INVOLVING INTELLECTUAL PROPERTY RIGHTS
WHICH COULD HAVE AN ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

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

Foreign Operations and Markets

CIRRUS IS EXPOSED TO UNFAVORABLE ECONOMIC CONDITIONS WORLDWIDE.

Because many of the Company's subcontractors and several of the Company's key customers which collectively account for a significant percentage of the Company's revenues are located in Japan and other Asian countries, the Company's business is subject to risks associated with many factors beyond its control. International operations and sales may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, and changes in import/export regulations, tariff and freight rates. Although the Company may buy hedging instruments to reduce its exposure to currency exchange rate fluctuations, the Company's competitive position can be affected by the exchange rate of the U.S. dollar against other currencies, particularly the Japanese yen. Further, to the extent that volatility in foreign financial markets was to have an adverse impact on economic conditions in a country or geographic region in which the Company does business, demand for and supply of the Company's products could be adversely impacted, which would have a negative impact on the Company's revenues and earnings.

A significant number of the Company's customers and suppliers are in Asia. The recent turmoil in the Asian financial markets does not appear to have had a material impact on the Company's sales orders or bookings. However, the financial instability in these regions may have an adverse impact on the financial position of end users in the region which could impact future orders and/or the ability of such users to pay the Company or the Company's customers, which could also impact the ability of such customers to pay the Company. The Company performs extensive financial due diligence on customers and potential customers and generally requires material sales to Asia to either be secured by letters of credit or transacted on a prepayment basis. Given the prior situation in Asia, the Company now requires that the letters of credit be established through American banking institutions. During this volatile period, the Company expects to carefully evaluate the collection risk related to the financial position of customers and potential customers. The results of such evaluations will be considered in structuring the terms of sale, in determining whether to accept sales orders, in evaluating the recognition of revenue on sales in the area and in evaluating the collectability of outstanding accounts receivable from the region. In situations where significant collection risk exists, the Company will either not accept the sales order, defer the recognition of related revenues, or, in the case of previously transacted sales, establish appropriate bad debt reserves.
Despite these precautions, should the volatility in Asia have a material adverse impact on the financial position of end users of the customers products in Asia, the Company could experience a material adverse impact on its results of operations.

Competition

THE SEMICONDUCTOR INDUSTRY IS HIGHLY COMPETITIVE.

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

Impact of Year 2000

THE YEAR 2000 PROBLEM MAY HAVE AN ADVERSE EFFECT ON CIRRUS'
ABILITY TO DELIVER PRODUCTS TO OUR CUSTOMERS  WITHOUT
INTERRUPTION.

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

In the third quarter of calendar year 1996, the Company began a program to replace mission-critical internal business systems.
The decision to purchase software to replace these systems was made primarily in order to meet the Company's future business requirements, which included consideration of Year 2000 Issues.
The Company has installed software licensed from SAP America, Inc.
The first phase of this project was completed in June 1998 and included finance, sales and logistics. The second phase of the project included a human resource system and a fixed assets system and was completed in June of this year. This multi-phased implementation is expected to utlimatley cover all major internal business systems used by the Company. While Year 2000 compliance is an important software feature the Company considered when purchasing the software replacement, the Company's decision to replace mission critical business systems was primarily to make important functional improvements necessary to remain competitive in the current business environment.
Therefore, the Company has not allocated a portion of the total project cost as a Year 2000 Issue. The Company does not believe that any incremental project costs associated with Year 2000 compliance to be material, as this feature was included with the software purchased by the Company to satisfy its business needs.
The Company presently believes that with the installation of this software into its internal business systems, the Year 2000 Issue will not pose significant operational problems for its computer systems.

Cirrus Logic currently utilizes two different manufacturing legacy systems (based in Austin and Fremont) to perform the manufacturing scheduling, work in process (WIP) tracking, and product costing functions. The Austin based system has been successfully tested and was found to be fully compliant while the effort and risk to upgrade the Fremont system to a year 2000 compliant state was deemed prohibitive. In September of this year, Cirrus Logic decided to postpone the installation of the SAP Manufacturing module. Since the Austin manufacturing legacy system has proven to be a viable contingency, Cirrus Logic has made the decision to migrate the products currently in production in Fremont to the compliant Austin system. As both legacy systems are almost identical in function, the migration of these products is of minimal risk. Cirrus Logic expects to have all of its products fully migrated to the Austin legacy system by November 30th.
The Company does not expect to incur significant costs to migrate the Fremont system.

To date, 100% of the Company's products have been tested and found to be Year 2000 compliant. A list of compliant products is available on the Company's web site (www.cirrus.com). The Company considers a product or system to be Year 2000 compliant if the date/time data is accurately processed (included, but not limited to, calculating, comparing, and sequencing) from, into and between the twentieth and twenty-first centuries, and the years 1999 and 2000 along with leap year calculations. To date, the Company has not identified any non-compliant products and therefore, no material costs have been incurred with respect to remediation.
The Company believes that it is unlikely to experience a material adverse impact on its financial condition or results of operations due to product related Year 2000 compliance issues.

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

The Company's project plan also includes a comprehensive program to assess the Year 2000 compliance of its key suppliers. The
Company has initiated formal communications with its significant suppliers and financial institutions to determine the extent to which the Company is vulnerable to those Third Parties who fail to remedy their own Year 2000 Issues. As of September 1999, the Company has contacted its significant suppliers and financial institutions and has received assurances of Year 2000 compliance from a number of those contacted. To date the Company has received responses to its initial inquiries from 100% of its mission critical suppliers. However, some of these suppliers are still in the process of completing their work on the Year 2000 Issues and failure of these mission critical suppliers to be compliant would result in manufacturing shutdowns for a certain period of time. The Company is currently taking steps to assess whether these suppliers are taking all the appropriate actions to fix any Year 2000 Issues they might have and to be prepared to continue functioning effectively as a supplier to the Company. However, as there can be no guarantee that the Company's suppliers will be Year 2000 compliant prior to the millennium, many significant suppliers have been second sourced and most contingency plans have been developed during the first calendar quarter of 1999. This process was completed in the second calendar quarter of 1999. Contingency plans related to mission critical suppliers that are not considered to be making adequate steps to ensure Year 2000 compliance consist of the identification of substitutes and second-source suppliers, and in certain situations includes a planned increase in the level of inventory carried. No material cost related to Year 2000 compliance of Third Parties has been incurred to date. The Company believes that its reasonably most likely worst case Year 2000 scenario would involve problems with the systems of its Third Parties rather than with the Company's internal systems or its products. However, based upon information communicated to the Company from Third Parties, management believes that it is unlikely to experience a material adverse impact due to problems related to Third Parties and expects that the cost of these projects over the next two years will not have a material effect on the Company's financial position or overall trends in results of operations.

In addition to risks involving the Company's suppliers and customers, the Company is also subject to business interruption of indeterminate duration if there are problems with the infrastructure in various parts of the world including power, water supply, air or ground transportation, or government operations such as customs clearance. Although we do not expect significant problems to arise due to infrastructure failures, we cannot assure you that business interruptions will not occur as these possibilities are not under our control.


Item 3.  Quantitative and Qualitative Disclosures about Market
Risk.

Reference is made to Part II, Item 7A, Quantitative and
Qualitative Disclosures About Market Risk, in the Registrant's
Annual Report on Form 10-K for the Year Ended March 27, 1999.

Part II.  Other Information

Item 1.  Legal Proceedings

None.

Item 6.  Exhibits and Reports on Form 8-K

 a.  Exhibits

Exhibit 10.1 Employment Agreement between David French and Cirrus Logic, Inc.

Exhibit 10.2    Promissory Note between David D. French
and Cirrus Logic, Inc.

Exhibit 12.1 Statement Regarding Computation of Ratios of Earnings to Fixed Charges

Financial Data Schedule

 b.  Reports on Form 8-K

The Registrant filed a Current Report on Form 8-K on August
3, 1999, pursuant to Item 2 of Form 8-K, reporting the disposition of the Company's interest in the MiCRUS joint venture.

The Registrant filed a Current Report on Form 8-K on
September 3, 1999, pursuant to Item 5 of Form 8-K, reporting the terms of the Security Agreement entered into with Cirent
Semiconductor GP.

Part II. Other information, item 6a

Exhibit 12.1

                                     CIRRUS LOGIC, INC.
                STATEMENT REGARDING COMPUTATION OF EARNINGS TO FIXED CHARGES
                  (in thousands, except ratio of earnings to fixed charges)

                                                     Two Quarters Ended
                                                   Sept. 25,   Sept. 26,
                                                     1999        1998
                                                  ----------- -----------
Loss before income taxes                           ($137,100)   ($73,795)

Fixed Charges (1)                                     13,958      13,218
                                                  ----------- -----------

Total earnings and fixed charges                    (123,142)    (60,577)

Fixed Charges (1)                                     13,958      13,218

Ratio of earnings to fixed charges (2)                    N/A         N/A
                                                  =========== ===========

ADJUSTED FOR MiCRUS AND CIRENT FIXED CHARGES:

Fixed Charges (3)                                     26,829      27,360

Ratio of earnings to fixed charges (4)                    N/A         N/A
                                                  =========== ===========


(1) Fixed charges consist of interest expense incurred, including capital leases, amortization of interest costs and the portion of rental expense under operating leases deemed by the Company to be representative of the interest factor.
(2) Earnings were inadequate to cover fixed charges for the two quarters ended September 25, 1999 and September 26, 1998 by approximately $137.1 million and $73.8 million, respectively.
(3) Fixed charges consist of interest expense incurred, including capital leases, amortization of interest costs, portion of rental expense under operating leases deemed by the Company to be representative of the interest factor, interest on capitalized leases and the interest factor associated with operating leases of the Company's MiCRUS and Cirent joint ventures.
(4) Earnings would have been inadequate to cover fixed charges for the two quarters ended September 25, 1999 and September 26, 1998 by approximately $150 million and $87.9 million, respectively.

                                     CIRRUS LOGIC, INC.
                                         SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CIRRUS LOGIC, INC.
                                   (Registrant)




November 4, 1999                            /S/GLENN C. JONES
Date                                        Glenn C. Jones
                                            Vice President, Chief
                                            Financial Officer,
                                            Treasurer and Secretary