Form 10-Q
period 1999-12-25
CIRRUS LOGIC INC
filed 2000-02-08
CIK 772406

FORM 10-Q

                       UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549


                                          (Mark One)
                  [X]   Quarterly Report Pursuant to Section 13 or 15(d) of
                              the Securities Exchange Act of 1934

                       For the quarterly period ended December 25, 1999


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

                                    YES [X]        NO [  ]

              The number of shares of the registrant's common stock, $0.001 par value, was 65,983,132 as of December 25, 1999

Part 1.  Financial Information
Item 1. Financial Statements

                                      CIRRUS LOGIC, INC.
                        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             (In thousands, except per share data)
                                          (Unaudited)

                                                 Quarter Ended       Three Quarters Ended
                                             Dec. 25,    Dec. 26,    Dec. 25,    Dec. 26,
                                               1999        1998        1999        1998
                                            ----------- ----------- ----------- -----------
Net sales                                     $150,759    $153,062    $404,154    $500,682

Costs and expenses:
Cost of sales                                   93,435     171,477     244,458     444,907
Research and development                        28,936      31,105      83,571     100,772
Selling, general and administrative             23,270      22,678      68,580      76,578
Restructuring costs, gain on sale of
   assets and other, net                           -        18,037     127,211      43,553
Acquired in-process research and
   development                                     -           -         8,013         -
Abandonment of assets charge                    11,174         -        11,174         -
                                            ----------- ----------- ----------- -----------
Total costs and expenses                       156,815     243,297     543,007     665,810

Loss from operations                            (6,056)    (90,235)   (138,853)   (165,128)

Realized gain on sale of marketable
   equity securities                            34,293         -        34,293         -
Interest income (expense), net                  (3,875)     (2,965)    (12,263)     (5,763)
Other income (expense), net                      3,561         649       7,646       4,545
                                            ----------- ----------- ----------- -----------
Income (loss) before provision for
    for income taxes                            27,923     (92,551)   (109,177)   (166,346)
Provision for income taxes                         -           -           -        46,698
                                            ----------- ----------- ----------- -----------
Net income (loss)                              $27,923    ($92,551)  ($109,177)  ($213,044)
                                            =========== =========== =========== ===========

Net income (loss) per share:
Basic                                            $0.45      ($1.50)     ($1.78)     ($3.33)
Diluted                                          $0.40      ($1.50)     ($1.78)     ($3.33)

Weighted average common shares outstanding:
Basic                                           62,134      61,807      61,219      64,068
Diluted                                         80,911      61,807      61,219      64,068


                 See Notes to the Unaudited Consolidated Condensed Financial
                                          Statements

                                      CIRRUS LOGIC, INC.
                             CONSOLIDATED CONDENSED BALANCE SHEETS
                                        (In thousands)

                                                 Dec. 25,    March 27,
                                                   1999        1999
                                                ----------- -----------
                                                (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                        $56,620    $144,457
  Restricted cash                                   58,378      86,277
  Short-term investments                               -        74,616
  Marketable equity securities                      72,162         -
  Accounts receivable, net                          81,985      66,063
  Inventories, net                                  53,418      40,262
  Other current assets                              34,825      19,039
                                                ----------- -----------
     Total current assets                          357,388     430,714

Property and equipment, net                         36,728      48,024
Investment in joint venture                            -        14,000
Deposits and other assets                           52,194      39,892
                                                ----------- -----------
                                                  $446,310    $532,630
                                                =========== ===========

LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
  Accounts payable and accrued liabilities        $113,589    $207,033
  Current maturities of long-term debt
       and capital lease obligations                14,616      23,076
  Income taxes payable                              37,002      36,593
                                                ----------- -----------
     Total current liabilities                     165,207     266,702

Long term obligations and
  convertible subordinated notes                   311,129     323,648

Commitments and contingencies

Net capital deficiency:
  Common stock and additional paid-in capital      391,404     326,185
  Unrealized gain on marketable equity securities   71,652         -
  Accumulated deficit                             (493,082)   (383,905)
                                                ----------- -----------
     Total net capital deficiency                  (30,026)    (57,720)
                                                ----------- -----------
                                                  $446,310    $532,630
                                                =========== ===========

                 See Notes to the Unaudited Consolidated Condensed Financial
                                          Statements

                                      CIRRUS LOGIC, INC.
                        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                        (In thousands)
                                          (Unaudited)

                                                          Three Quarters Ended
                                                          Dec. 25,    Dec. 26,
                                                            1999        1998
                                                         ----------- -----------
Cash flows from operating activities:
  Net income (loss)                                       ($109,177)  ($213,044)
  Adjustments to reconcile net income to net
   cash flows from operations:
     Depreciation and amortization                           23,842      52,787
     Other non-cash charges                                  40,013      16,470
     Deferred tax valuation allowance                           -        46,402
     Write-off of property & equipment and other assets      11,861       5,029
     Gain on sale of assets and other                           -        (2,241)
     Realized gain on sale of marketable
        equity securities                                   (34,293)        -
     Amortization of deferred stock compensation                899       1,313
  Net change in operating assets and liabilities           (138,029)     68,988
                                                         ----------- -----------
Net cash used in operations                                (204,884)    (24,296)

Cash flows from investing activities:
  Purchase of short-term investments                            -      (183,608)
  Proceeds from sale of short-term investments               74,616     194,995
  Proceeds from sale of marketable equity securities         34,533         -
  Joint venture manufacturing agreements and
      investment in joint ventures                           14,000      (7,500)
  Additions to property and equipment                        (5,730)    (12,623)
  Net proceeds from sale of assets                              -         2,241
  Increase in deposits and other assets                     (16,685)    (23,035)
  Increase in cash from AudioLogic, Inc. acquisition          1,010         -
  (Increase) decrease in restricted cash                     27,899     (14,133)
                                                         ----------- -----------
Net cash flows used by investing activities                 129,643     (43,663)

Cash flows from financing activities:
  Proceeds from issuance of common stock                      8,383      11,280
  Payments on long-term debt and capital
      lease obligations                                     (20,979)    (22,086)
  Repurchase and retirement of common stock                     -       (93,111)
                                                         ----------- -----------
Net cash used for financing activies                        (12,596)   (103,917)

Net decrease in cash and cash equivalents                   (87,837)   (171,876)
Cash and cash equivalents at beginning of period            144,457     307,184
                                                         ----------- -----------
Cash and cash equivalents at end of period                  $56,620    $135,308
                                                         =========== ===========

Supplemental disclosure of cash flow information:
  Interest paid                                             $11,128     $22,652
  Income taxes paid                                            $621      $9,012

                 See Notes to the Unaudited Consolidated Condensed Financial
                                          Statements

                                      CIRRUS LOGIC, INC.
              NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. (the "Company", the "Registrant", or "Cirrus") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, and notes thereto for the year ended March 27, 1999, included in the Company's 1999 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.


2. Inventories

Net inventories are comprised of the following:

                   Dec. 25,    March 27,
                     1999        1999
                  ----------- -----------
Work in process      $42,834     $25,165
Finished goods        10,584      15,097
                  ----------- -----------
Total                $53,418     $40,262
                  =========== ===========

3.  Income Taxes

In the first three quarters of fiscal 2000, the Company did not provide for any income taxes. The Company expects no net income tax provision in the current year due to the magnitude of the loss realized in the first quarter.

Statement of Financial Accounting Standards 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company has provided a valuation allowance equal to its net deferred tax assets due to uncertainties regarding their realization. The realizability of the deferred tax assets will be evaluated on a quarterly basis.

4. Restructuring of Joint Ventures

During the first quarter of fiscal 2000, the Company substantially completed the remaining restructuring activities previously announced in the second quarter of fiscal 1999. The Company finalized negotiations with International Business Machines Corporation ("IBM") to restructure the Company's interest in the MiCRUS joint venture and also finalized negotiations with Lucent Technologies, Inc. ("Lucent") to terminate the Company's interest in the Cirent joint venture. In connection with the finalization of these two agreements, the Company recorded restructuring charges of $128.2 million during the first quarter of fiscal 2000, $1 million of which is included in cost of sales. The restructuring charge includes $135 million in direct payments, $32 million of the Company's contributed common stock, $4.8 million fair value of the related embedded stock derivative, $9.3 million of lease buyout costs and $16.4 million of equipment write-offs. These charges were partially offset by the reversal of approximately $71.9 million of previously accrued wafer purchase commitment charges due to the renegotiated terms of the Company's purchase commitments with its former partners.

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

Because Cirrus has guaranteed IBM a minimum of $32 million in cash, either through open market sales of Cirrus stock or through repurchase of the stock directly by Cirrus, the fair value of the embedded stock derivative granted to IBM has been recorded in the balance sheet as a liability. During the third quarter of fiscal 2000, the Company recorded a $1.7 million gain due to appreciation in the Company's stock price. The fair value of the embedded stock derivative of $3.1 million as of December 25, 1999 was estimated by the Company based on the Company's current estimate of the financial outcome of this arrangement.

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

5. Acquisition of AudioLogic, Inc.

On July 27, 1999, the Company completed its acquisition of AudioLogic, Inc. ("AudioLogic"), a Colorado-based company specializing in low power mixed-signal integrated circuit design. The acquisition was completed through a stock-for-stock transaction whereby each share of AudioLogic was exchanged for
 .3006 shares of Cirrus Logic, Inc. common stock. Using the same ratio, each outstanding, unexercised option in AudioLogic granted under the AudioLogic, Inc. 1992 Stock Option Plan was exchanged for an option to purchase the common stock of Cirrus Logic, Inc.

As part of the stock transaction, the Company guaranteed that the value of the converted shares and unexercised options will be at least $25 million at the one-year anniversary of the closing, July 27, 2000. To the extent that the value of the shares issued is less than $25 million on July 27, 2000, the Company may settle the difference in cash or additional shares. The Company valued the per share consideration paid for AudioLogic based on the price of the Company's stock on the closing date of the transaction combined with the discounted difference between the guaranteed price per share and the price per share on the closing date. Also included in the calculation of total consideration is the fair value of the assumed options and estimated transaction costs. The total purchase price of $22.9 million was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates as follows: (in thousands)

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

In-Process Research and Development

Management estimates that $8.0 million of the purchase price represents purchased in-process technology that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was expensed in the second quarter of fiscal year 2000 following consummation of the acquisition. The value assigned to purchased in-process technology was determined by identifying research projects in areas for which technological feasibility had not been achieved using appropriate income based valuation methodologies. The value was determined by calculating the estimated stage of completion (expressed as a percentage of completion) for each project, applying the percentage to the expected net cash flows for each project, and discounting the net cash flows back to their present value. The stage of completion was determined by analyzing the costs incurred (as of the valuation date) divided by the total estimated costs to complete the projects. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the purchased in-process technology projects.

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

6. Marketable Equity Securities

During the third quarter of fiscal 2000, the Company sold a portion of its investment in Phone.com, Inc., realizing a gain of $34.3 million. The remaining fair value of the Company's holdings in Phone.com and other equities at December 25, 1999 is $72.2 million. In connection with Phone.com's secondary public offering, completed during the fiscal third quarter, the Company signed an agreement which prohibits the Company from selling additional shares until February 15, 2000. Phone.com is traded on the Nasdaq National Market under the symbol "PHCM".

7. Net Income Per Share

The following table sets forth the computation of basic and diluted earnings per share (In thousands, except per share amounts):

                                                  Quarter Ended      Three Quarters Ended
                                             Dec. 25,    Dec. 26,    Dec. 25,    Dec. 26,
                                               1999        1998        1999        1998
                                            ----------- ----------- ----------- -----------
Numerator:
Net income (loss) - numerator for basic
  earnings per share                          $27,923    ($92,551)  ($109,177)  ($213,044)
Effect of dilutive securities:
  Interest on convertible subordinated notes    4,500         -           -           -
                                           ----------- ----------- ----------- -----------
Numerator for diluted earnings per share      $32,423    ($92,551)  ($109,177)  ($213,044)

Denominator:
Denominator for basic net income (loss)
  per share - weighted-average shares          62,134      61,807      61,219      64,068
Effect of dilutive securities:
  Employee stock options                        2,733         -           -           -
  Contingent stock-acquisition shares             699         -           -           -
  Contingent restructuring shares               2,959         -           -           -
  6% convertible subordinated notes            12,386         -           -           -
                                           ----------- ----------- ----------- -----------
Denominator for diluted earnings per share     80,911      61,807      61,219      64,068


Basic net income (loss) per share               $0.45      ($1.50)     ($1.78)     ($3.33)
                                           =========== =========== =========== ===========

Diluted net income (loss) per share             $0.40      ($1.50)     ($1.78)     ($3.33)
                                           =========== =========== =========== ===========

Incremental common shares attributable to the exercise of outstanding options of 1,266,700 shares for the three quarters ended December 25, 1999 were excluded from the computation of diluted net loss per share because the effect would be
antidilutive.    Incremental common shares attributable to the
exercise of outstanding options of 3,634,000 and 5,350,000 shares, respectively, for the quarter and three quarters ended December 26, 1998 were excluded from the computation of diluted net loss per share because the effect would be antidilutive.

8. Commitments and Contingencies

Due to the terms of the MiCRUS restructuring agreement (as discussed in Note 4), as of December 25, 1999 the Company remains contingently liable for MiCRUS equipment leases which have remaining payments of approximately $182.7 million payable through 2003.

9.   Comprehensive Income

The components of comprehensive income (loss), net of tax, are as follows (in thousands):

                                               Quarter Ended          Three Quarters Ended
                                           Dec. 25,      Dec. 26,    Dec. 25,      Dec. 26,
                                              1999         1998         1999         1998
                                          ------------ ------------ ------------ ------------
Net income (loss)                             $27,923     ($92,551)   ($109,177)   ($213,044)
Change in unrealized gain on investments,
  net of sales                                 (9,538)         -         71,652        -
Change in unrealized loss on foreign
  currency translation adjustments                132        1,772       (1,224)       1,477
                                          ------------ ------------ ------------ ------------
Total                                         $18,517     ($90,779)    ($38,749)   ($211,567)
                                          ============ ============ ============ ============

10.    Segment information

Information on reportable segments is as follows (in thousands):

                                             Quarter Ended       Three Quarters Ended
                                         Dec. 25,    Dec. 26,    Dec. 25,    Dec. 26,
                                           1999        1998        1999        1998
                                        ----------- ----------- ----------- -----------
Revenues:
  Audio division                           $67,433     $56,470    $187,860    $162,776
  Mass storage division                     44,159      57,379     115,732     186,234
  Precision data conversion division        14,242      12,958      41,769      42,617
  All other                                 24,925      26,255      58,793     109,055
                                        ----------- ----------- ----------- -----------
Total                                     $150,759    $153,062    $404,154    $500,682
                                        =========== =========== =========== ===========

Operating profit (losses):
  Audio division                           $13,884      $8,665     $34,605     $32,334
  Mass storage division                      1,856      10,977       9,866      41,669
  Precision data conversion division         2,376         534       8,356       7,562
  All other                                (24,172)   (110,411)   (191,680)   (246,693)
                                        ----------- ----------- ----------- -----------
Total                                      ($6,056)   ($90,235)  ($138,853)  ($165,128)
                                        =========== =========== =========== ===========

11.  Abandonment of Assets Charge

During the third quarter of fiscal 2000, the Company made a strategic decision to abandon the development efforts previously undertaken on the manufacturing component of the Company's enterprise resource planning software purchased from SAP America, Inc. In connection with this decision, the Company recorded an asset abandonment charge of approximately $10.2 million.

12.  Recently Issued Accounting Standards

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

                                                  Percentage of Net Sales
                                           Quarter Ended      Three Quarters Ended
                                         Dec. 25,   Dec. 26    Dec. 25,   Dec. 26
                                           1999       1998       1999       1998
                                        ---------- ---------- ---------- ----------
Net sales                                     100%       100%       100%       100%

Gross margin                                   38%       -12%        40%        11%
Research and development                       19%        20%        21%        20%
Selling, general and administrative            15%        15%        17%        15%
Restructuring costs, gain on sale of
   assets and other, net                        0%        12%        31%         9%
Acquired in-process research &
   development expenses                         0%         0%         2%         0%
Abandonment of assets charge                    7%         0%         3%         0%
                                        ---------- ---------- ---------- ----------
Income (loss) from operations                  -4%       -59%       -34%       -33%
                                        ---------- ---------- ---------- ----------
Income (loss) before income taxes              19%       -60%       -27%       -33%
Provision for income taxes                      0%         0%         0%         9%
                                        ---------- ---------- ---------- ----------
Net income (loss)                              19%       -60%       -27%       -43%
                                        ========== ========== ========== ==========

Net Sales

Net sales for the third quarter of fiscal 2000 decreased by $2.3 million, or 2%, to $150.8 million from $153.1 million for the
third quarter of fiscal 1999.   Revenues in the third quarter of
fiscal 1999 include amounts from businesses subsequently divested by the Company. Revenues from non-core and divested businesses, consisting primarily of telecommunications, networking and display products, in the third quarter of fiscal 2000 were $21.6 million compared to $22.2 million in the third quarter of fiscal 1999. Excluding revenues from non-core businesses, net sales from core businesses, consisting of mass storage, audio, high-precision data conversion and embedded processor products decreased approximately $1.7 million.

Net sales for the first three quarters of fiscal 2000 decreased $96.5 million or 19% to $404.2 million from $500.7 million for the first three quarters of fiscal 1999. Revenues in the first three quarters of fiscal 1999 include amounts from businesses subsequently divested by the Company. Revenues from non-core and divested businesses in the first three quarters of fiscal 2000 were $51.9 million compared to $98.7 million in the comparable period of fiscal 1999, a decrease of $46.8 million or 47%. Excluding revenues from non-core businesses, net sales from core businesses decreased approximately $49.7 million.

Net sales for the Company's core businesses have decreased during the first three quarters of fiscal 2000 compared to fiscal 1999 due to a decline in sales from the Company's mass storage products. This decline was partially offset by increased sales of the Company's audio products.

For the third quarter of fiscal 2000, unit volumes compared to the same period of the prior year have decreased by 14% for mass
storage products and increased by 120% for audio products.   For
the first three quarters of fiscal 2000, unit volumes compared to the same period of the prior year have decreased by 31% for mass storage products and increased by 94% for audio products. Unit volumes in the audio division have increased during fiscal 2000 compared to fiscal 1999 at a faster rate than audio revenue due to a decline in average selling prices. Overall pricing pressure in the PC market is contributing to the decline in audio average selling prices.

Export sales (including sales to U.S.-based customers with
manufacturing plants overseas) were 75% and    78% of total sales
in the third quarter of fiscal 2000 and fiscal 1999, respectively,
and were 74% and     72% of total sales in the first three
quarters of fiscal 2000 and fiscal 1999, respectively.

The Company's sales are currently denominated primarily in U.S.
dollars. The Company may enter into foreign currency forward exchange and option contracts to hedge certain of its foreign currency exposures.

Sales to one customer comprised approximately 13% of sales in the
first three quarters of fiscal 2000 and    fiscal 1999.  Sales to
another customer comprised approximately 13% of sales in the first three quarters fiscal 1999.

Gross Margin

Gross margin was 38% in the third quarter of fiscal 2000 compared
to -12% for the third quarter of fiscal 1999.   Gross margin was
40% in the first three quarters of fiscal 2000 compared to 11% for the first three quarters of fiscal 1999.

Gross margins in fiscal 1999 were negatively impacted by wafer purchase commitment charges of $89.9 million, of which $62.2 million was recognized during the third quarter, and $30.7 million of inventory write-down charges, of which $10.6 million was recognized during the third quarter of fiscal 1999. Excluding these charges, gross margins would have been 39% in the third quarter of fiscal 1999 and 36% for the first three quarters of fiscal 1999. Gross margins are down slightly for the third quarter of fiscal 2000 from 1999 due to a shift in revenue mix to certain audio products with lower margins. For the first three quarters of fiscal 2000, gross margins are higher versus fiscal 1999 due to a change in the mix of products shipped to higher margin products in mass storage and non-core products during fiscal 2000.

Research and Development

Research and development expenses for the third quarter of fiscal
2000 decreased by $2.2 million, or     7%,  to $28.9 million from
$31.1 million in the third quarter of fiscal 1999.

Research and development expenses for the first three quarters of
fiscal 2000 decreased by $17.2   million, or 17% to $83.6 million
from $100.8 million in the first three quarters of fiscal 1999.

Research and development expenses have decreased during fiscal
2000 compared to fiscal 1999 primarily due to lower headcount during fiscal 2000 resulting from the Company realignment into four market focused divisions. Research and development expenses for the third quarter and first three quarters of fiscal 2000 are relatively flat as a percentage of net sales compared to the comparable periods of fiscal 1999.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the third quarter of fiscal 2000 increased $0.6 million, or 3% to $23.3 million from $22.7 million in the third quarter of fiscal 1999.

Selling, general and administrative expenses in the first three quarters of fiscal 2000 decreased $8.0 million, or 10% to $68.6 million from $76.6 million in the first three quarters of fiscal
1999.

Selling, general and administrative (SG&A) expenses have decreased during fiscal 2000 compared to fiscal 1999 primarily due to lower headcount during fiscal 2000 as a result of prior restructurings. SG&A expenses as a percentage of net sales are flat for the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999. For the first three quarters of fiscal 2000, SG&A expenses as a percentage of net sales increased to 17% from 15% for the comparable period of fiscal 1999 due to costs incurred during the first half of fiscal 2000 in connection with the Company's enterprise resource planning system.

Restructuring Costs, Gain on Sale of Assets and Other, Net

During the first quarter of fiscal 2000, the Company recorded restructuring and other charges of $128.2 million relating to the Company's termination of its interests in two manufacturing joint ventures, MiCRUS and Cirent, $1 million of which is included is cost of sales. The restructuring charge includes $135 million in direct payments, $32 million worth of the Company's contributed common stock, $4.8 million fair value of the related embedded stock derivative, $9.3 million of lease buyout costs and $16.4 million of equipment write-offs. These charges were offset by the reversal of approximately $71.9 million of previously accrued wafer purchase commitment charges due to the renegotiated terms of the Company's purchase commitments with its former partners. To date, the Company has paid approximately $167 million in cash in connection with these restructuring activities. The Company does not expect there to be further significant payments during fiscal year 2000 relating to these restructuring activities. However, additional cash payments may be required under the MiCRUS restructuring agreement in fiscal year 2001 depending on the Company's stock price. See Note 4 of Notes to the Unaudited Consolidated Condensed Financial Statements.

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

The in-process research and development relates to the highest performance, all-digital pulse width modulation (PWM) technology for amplification of next generation audio systems. AudioLogic's technology will provide solutions for virtually all audio applications at 2 to 3 times better power efficiency than alternative power amplifier and digital signal processing methods. The in-process research and development is comprised of three significant PWM development projects (#2,#3, and #4b). We periodically review the stage of completion and likelihood of success of each of the in-process research and development projects. The current status of the in-process research and development projects are as follows:

PWM #2
The main applications for this product are low-end consumer audio products, notebook computer speakers and headphones. This product is a low power consumer. We estimate that the development cycle for this product will continue for approximately six months. The estimated cost to complete the development of the PWM #2 technology is expected to be approximately $0.1 million ratably until its completion in the first quarter of fiscal 2001.

PWM #3
This product will supply the PC speaker, after-market automotive, high-end consumer audio and shelf-top audio system markets. This product is a medium power consumer. We estimate that the development cycle for this product will continue for approximately 18 months. The estimated cost to complete the development of the PWM #3 technology is expected to be approximately $0.3 million ratably until its completion in the first quarter of fiscal 2001.

PWM #4b
The applications for this product are high-power mass market consumer and high volume professional audio products. We estimate that the development cycle for this product will continue for approximately 18 months. The estimated cost to complete the development of the PWM #4b technology is expected to be approximately $0.3 million ratably until its completion in the first quarter of fiscal 2001.

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

Value Assigned to In-Process Research and Development

The value assigned to in-process research and development projects was determined by calculating the estimated stage of completion (expressed as a percentage of completion) for each project, applying the percentage to the expected net cash flows for each project, and discounting the net cash flows back to their present value. The stage of completion was determined by analyzing the costs incurred (as of the valuation date) divided by the total estimated costs to complete the projects. The revenue estimates used to value the purchased in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by us. The rates utilized to discount the net cash flows to their present value are based on Company's weighted average rate of return. Given the nature of the risks associated with the difficulties and uncertainties in completing each project and thereby achieving technological feasibility and the size of AudioLogic the weighted average rate of return was adjusted. Based on these factors, a discount rate of 30% was deemed appropriate for AudioLogic. The estimates used in valuing in-process research and development were based upon assumptions we believe to be reasonable but which are inherently uncertain and unpredictable. Our assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on our financial condition and results of operations. With respect to the acquired in-process technologies, the calculations of value were adjusted to reflect the value creation efforts of AudioLogic prior to the acquisition.

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
            -----------
                $8,013
            ===========

Abandonment of Assets Charge

During the third quarter of fiscal 2000, the Company made a strategic decision to abandon the development efforts previously undertaken on the manufacturing component of the Company's enterprise resource planning software purchased from SAP America, Inc. In connection with this decision, the Company recorded an asset abandonment charge of approximately $10.2 million.
The Company does not expect to incur additional write-offs in future periods relating to the SAP manufacturing system.

Income Taxes

The Company did not provide for any income taxes in the first three quarters of fiscal 2000. The Company does not expect to recognize any net income tax provision during the current fiscal year due to the magnitude of the loss realized in the first quarter.

Liquidity and Capital Resources

The Company used approximately $204.9 million of cash and cash equivalents in its operating activities during the first three quarters of fiscal 2000 and used approximately $24.3 million during the first three quarters of fiscal 1999. The cash used by operations in the first three quarters of fiscal 2000 was primarily due to payments required for the termination of the Company's joint venture operations with IBM and Lucent.

The Company provided $129.6 million in cash from investing activities during the first three quarters of fiscal 2000 compared to cash used in investing activities of $43.7 million during the comparable period of fiscal 1999. The cash provided by investing activities for fiscal 2000 is primarily due to sales of the Company's short-term investments.

The Company used $12.6 million in cash for financing activities during the first three quarters of fiscal 2000 while using $103.9 million during the comparable period of fiscal 1999. During the first three quarters of fiscal 1999, the Company repurchased $93.1 million of its common stock. Cash used in financing activities for fiscal 2000 is due to payments on the Company's outstanding debt partially offset by cash provided by stock issued from the exercise of stock options and the employee stock purchase plan.

At December 25, 1999, the Company had $115 million of cash, cash equivalents and restricted cash of which $58.4 million is restricted cash. The restrictions on cash are due to outstanding letter of credits required for certain leases agreements. The Company does not expect the amount of restricted cash to change significantly during the fourth quarter of fiscal 2000.


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

As of December 25, 1999, the Company holds approximately 0.6 million shares of common stock in Phone.com, Inc. (Phone.com) with a market value of $71.9 million.

In connection with Phone.com's secondary stock offering, the Company signed an agreement which prohibits the Company from selling its Phone.com shares until after February 15, 2000.
Phone.com is traded on the Nasdaq National Market under the symbol
"PHCM".

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

On September 20, 1999 a magnitude 7.6 earthquake struck Taiwan where two of the Company's key suppliers are located. Some shipments to our customers were delayed in the fiscal third quarter as a result of reduced allocations arising from the earthquake. Our suppliers have worked with us to minimize the resulting impact to us and we expect that the delayed shipments will be completed and shipped in the fiscal fourth quarter. We do not expect further production issues as a result of the earthquake.

Sensitivity to Security Prices

CIRRUS IS EXPOSED TO FLUCTUATIONS IN THE PRICES OF CERTAIN STOCKS, INCLUDING OUR OWN.

As discussed in Note 4 to the Condensed Consolidated Financial Statements, the Company issued $32 million of common stock into an escrow account during the second quarter of fiscal 2000 in connection with the restructuring of the MiCRUS joint venture.
The Company has made certain guarantees to IBM regarding the
market value of that stock in future periods.   As a result, the
Company's earnings would be adversely affected in future periods by declines in the market price of the Company's stock. As a result of analyzing the fair value of this derivative liability during the third quarter of fiscal 2000, Cirrus recorded a $1.7 million gain due to appreciation in Cirrus' stock price.

As of December 25, 1999, the Company holds approximately 0.6 million shares of common stock in Phone.com, Inc. (Phone.com) with a market value of $71.9 million. The fair value of the Company's holdings in Phone.com will fluctuate as the stock price of Phone.com fluctuates.

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

Year 2000 Update

To date there has been no negative impact to our business as a result of the Year 2000 date change. We will continue to monitor date issues going forward but do not anticipate that such issues will affect our business in the future.

Item 3.  Quantitative and Qualitative Disclosures about Market
Risk.

Reference is made to Part II, Item 7A, Quantitative and
Qualitative Disclosures About Market Risk, in the Registrant's
Annual Report on Form 10-K for the Year Ended March 27, 1999.

Part II.  Other Information

Item 1.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On July 29, 1999, the Company held its Annual Meeting of Shareholders. The matters voted upon at the meeting and the results of those votes were as follows:

1.  Election of Directors
                                  Votes          Votes
                                   For          Against
                              -------------- --------------
David D. French                  53,165,992        889,788
D. James Guzy                    53,205,097        960,895
Michael L. Hackworth             52,674,275      1,491,717
Suhas S. Patil                   52,874,170      1,061,718
Walden C. Rhines                 53,104,274      1,061,718
Robert H. Smith                  53,078,743      1,087,249
Alfred S. Teo                    53,264,996        900,996

2.  Approve amendment to the 1989 Employee Stock Purchase Plan

                                   For          Against        Abstain
                              -------------- -------------- --------------
                                 51,302,264      2,380,693        483,035

3.  Approve amendment to the 1996 Stock Plan

                                   For          Against        Abstain
                              -------------- -------------- --------------
                                 44,984,492      8,703,326        508,174

4.  Ratification of Ernst & Young LLP as Independent Auditors

                                   For          Against        Abstain
                              -------------- -------------- --------------
                                 53,555,978        451,808        158,206

Item 6.  Exhibits and Reports on Form 8-K

 a.  Exhibits

Exhibit 12.1 Statement Regarding Computation of Ratios of Earnings to Fixed Charges

Exhibit 27.1 Financial Data Schedule

 b.  Reports on Form 8-K

None.

Part II. Other information, item 6a

Exhibit 12.1


                                      CIRRUS LOGIC, INC.
                 STATEMENT REGARDING COMPUTATION OF EARNINGS TO FIXED CHARGES
                   (in thousands, except ratio of earnings to fixed charges)

                                                   Three Quarters Ended
                                                   Dec. 25,    Dec. 26,
                                                     1999        1998
                                                  ----------- -----------
Loss before income taxes                           ($109,177)  ($166,346)

Fixed Charges (1)                                     19,715      20,093
                                                  ----------- -----------

Total earnings and fixed charges                     (89,462)   (146,253)

Fixed Charges (1)                                     19,715      20,093

Ratio of earnings to fixed charges (2)                    N/A         N/A
                                                  =========== ===========

ADJUSTED FOR MiCRUS AND CIRENT FIXED CHARGES:

Fixed Charges (3)                                     35,867      42,785

Ratio of earnings to fixed charges (4)                    N/A         N/A
                                                  =========== ===========

(1) Fixed charges consist of interest expense incurred, including capital leases, amortization of interest costs and the portion of rental expense under operating leases deemed by the Company to be representative of the interest factor.
(2) Earnings were inadequate to cover fixed charges for the three quarters ended December 25, 1999 and December 26, 1998 by approximately $128.9 million and $186.4 million, respectively.
(3) Fixed charges consist of interest expense incurred, including capital leases, amortization of interest costs, a portion of rental expense under operating leases which are deemed by the Company to be representative of the interest factor, interest on capitalized leases and the interest factor associated with operating leases of the Company's MiCRUS joint venture.
Such charges are included for the Cirent joint venture with respect to the first quarter of fiscal 2000 and the first three quarters of fiscal 1999 and are excluded from the remainder of fiscal 2000 due to the termination of the Company's interest in the Cirent joint venture in the first quarter.
(4) Earnings would have been inadequate to cover fixed charges for the three quarters ended December 25, 1999 and December 26, 1998 by approximately $145.0 million and $209.1 million, respectively.

                                      CIRRUS LOGIC, INC.
                                          SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CIRRUS LOGIC, INC.
                                   (Registrant)
February 7, 2000                                      /S/GLENN C. JONES
Date                                                  Glenn C. Jones
                                                      Vice President,
                                                      Chief Financial Officer,
                                                      Treasurer and Secretary