Form 10-K
period 2000-03-25
CIRRUS LOGIC INC
filed 2000-06-23
CIK 772406

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

 Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
               of 1934 for the fiscal year ended March 25, 2000

                        Commission File Number 0-17795

                               ----------------

                              CIRRUS LOGIC, INC.
            (Exact name of registrant as specified in its charter.)

               DELAWARE                                77-0024818
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.)

                 4210 South Industrial Drive, Austin, TX 78744
              (Address of principal executive offices) (Zip Code)

              Registrant's telephone number, including area code:
                                (512) 445-7222

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $0.001 Par Value
                        Preferred Share Purchase Rights
                               (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of April 25, 2000 was approximately $876,459,360 based upon the closing price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

  The number of outstanding shares of the registrant's common stock, $0.001 par value, was 65,730,200 as of April 25, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  Cirrus Logic, Inc. was reincorporated in the state of Delaware on February 17, 1999. Prior to this date, we had been incorporated in California since February 3, 1984 as the successor to a research corporation which had been incorporated in Utah in 1981. Our principal executive offices are located at 4210 South Industrial Drive, Austin, Texas 78744. Our telephone number at that address is (512) 445-7222.

  We design and manufacture integrated circuits that employ high-performance analog and digital signal processing (DSP) technologies. Our products, sold under our own name and the Crystal(R), Maverick(TM), and 3Ci(TM) product brands, enable system-level applications in the Analog (audio, communications and data acquisition), Internet (embedded processors and optical storage), and Magnetic Storage (hard disk drive electronics integration and read channels) markets.

  Within the analog, Internet and magnetic storage markets, we serve a broad customer base. Key customers include Apple, Creative Technologies, Dell, Fujitsu, Hewlett Packard, Hitachi, IBM, Sony, Trigem, and Western Digital.

Markets and Products

  We target large existing markets, as well as emerging growth markets that derive value from our expertise in advanced mixed-signal design processing, systems-level engineering and software expertise to create integrated solutions that enable our customers to differentiate their products and accelerate their time to market. These solutions are implemented primarily in integrated circuits, or ICs, and related software/firmware, but may also include subsystem modules or system equipment designs and related software.

  Our products currently address key system-level applications for consumer audio and industrial measurement and control as well as magnetic and optical mass storage, and to a lesser extent applications for high-speed Internet access, handheld and portable computing and power measurement.

  In the second quarter of fiscal 1999, we launched a major initiative to refine our business strategy and revitalize growth through concentration on our leadership positions in the analog, Internet, and magnetic storage markets. This initiative included the phasing out of certain non-strategic businesses along with reducing our total fixed wafer fabrication capacity by approximately 70%. We have since divested elements of our communications product line and the personal computer ("PC") Modem business in addition to outsourcing our PC graphics support. Further, our future intention is to continue de-emphasizing new product developments targeted primarily for the PC motherboard and emphasize non-PC motherboard market opportunities in the Analog, Internet, and Magnetic Storage markets. However, sales of many of our products over the near term will continue to depend largely on the sales of PCs.

ANALOG PRODUCTS BUSINESS GROUP

  Our analog line of products address PC and consumer audio, data acquisition, industrial automation and control, and communications applications.

Computer Audio Products Division

  The Computer Audio division currently offers over 25 products for the computer market. We are one of the leading suppliers of stereo codecs for the PC market including ISA, AC-97 and serial interface codecs. These mixed signal devices provide high-quality audio for input and output functions of PC audio products, including those that offer 3D processing, SoundBlaster compatibility, Microsoft Sound compatibility and music synthesis. The Computer Audio Division also offers personal computer interface digital signal processor, or PCI DSP, controller products, which provide special effects processing and allow PC gamers to perceive sound as coming from various points around them in a 3D space, sound equalizers, acoustic echo cancellation for exceptional Internet audio and acceleration for Microsoft Direct Sound and other interfaces such as A3D and EAX. Customers include Apple, Creative Technologies, Dell, Hewlett Packard and IBM.

  The following Computer Audio products are expected to be the most important in the near term:

 Descriptions                        Key Features                   Status
 ---------------------- -------------------------------------   ---------------
 Audio Codecs           Analog-to-digital and digital-to-       In production.
                        analog converters for PC and computer
                        workstation audio. Multiple products
                        (AC-97, I2S and other serial
                        formats).

 ISA Audio Codecs       High-integration ISA bus PC audio       In production.
                        controllers. Highest audio quality,
                        Sound Blaster and FM synthesis with
                        Optional 3D audio effects. Multiple
                        products.

 DSP with Integrated    Special effects digital signal          In production.
 High Performance Codec processors.

 PCI Audio Controllers  High-integration PCI bus PC audio       In production.
                        controllers. Range of low-cost to
                        high-performance DSP-based solutions.
                        DSP solutions offer advanced audio
                        processing such as 3D positioning for
                        games, wavetable music synthesis &
                        sound equalization. Multiple
                        products.

 Next Generation        Low power analog-to-digital and         In development.
 Audio Codecs           digital-to-analog converters for PC
                        and computer workstation audio.
                        Multiple products based on next
                        generation formats.

Consumer Audio Products Division

  The Consumer Audio Division currently offers over 75 products for the consumer and professional/automotive audio markets. We supply products for the high-fidelity audio market including analog-to-digital and digital-to-analog converters, codecs and a family of DSP-based audio decoders that support the major audio standards such as Dolby AC-3, AAC, DTS, 5.1 Channel MPEG audio decoding, THX and other effects processing. The product applications include audio/video amplifiers, set-top audio decoders, digital audio tapes, MP3(TM) players, CD players, powered speakers, DVD players and video CD players.
Customers include Sony, Harman Kardon, Kenwood, Nokia, Pace, and Panasonic.

  Our professional/automotive product line includes analog-to-digital and digital-to-analog converters and digital audio transmitters, transceivers and receivers, and DSP-based audio solutions. Product applications include high-end professional recording equipment, high performance digital mixing consoles, special effects digital signal processors and automotive stereo systems. The following products are expected to be the most important in the near term:

 Descriptions                        Key Features                   Status
 ---------------------- -------------------------------------   ---------------
 Audio Codecs           Analog-to-digital and digital-to-       In production.
                        analog converters for consumer audio
                        equipment and professional audio
                        equipment.

 Multi-Standard,        Home entertainment systems meeting      In production.
 Multi-Channel          multiple popular standards (Dolby,
 Audio Decoders         AAC, Digital Theatre Systems, MPEG-2)
                        with single-chip solutions.

 Analog-to-Digital,     Consumer applications such as A/V       In production.
 Digital-to-Analog      equipment, DVD players, Set-top
 Converters             boxes, CD mini disc & MP3(TM)
                        players, high end professional
                        recording equipment, high performance
                        digital mixing consoles.

 High Performance       High performance digital mixing         In production.
 Sample Rate Converters consoles, CD-R players, professional audio recording equipment

 Descriptions                        Key Features                   Status
 ---------------------- -------------------------------------   ---------------
 DSP with Integrated    Special effects digital signal          In production.
 High Performance Codec processors.

 Digital Audio          Consumer and professional               In production.
 interface products     applications including A/V equipment,
                        effects processors, mixing consoles,
                        and digital speaker systems.

 High efficiency        Low power converters and high power     In development.
 PWM converters         amplifiers for consumer, automotive,
 and power amplifiers   and professional systems.

Precision Data Conversion

  The Precision Data Conversion business is comprised of the Data Acquisition and Communications product lines.

 Data Acquisition

  We design, manufacture and market analog, digital and mixed-signal integrated circuits for data acquisition, instrumentation and imaging applications. Our Crystal brand is associated with the most high-performance mixed-signal and signal processing solutions for these markets. Our broad line of analog-to-digital converters consist of general-purpose and low-frequency measurement devices. These devices use patented self-calibration techniques with delta sigma, successive approximation and pipelined architectures to improve accuracy and reduce system-level cost.

  In addition to supporting a discrete product family, our mixed-signal expertise design techniques are applied to IC solutions across our product line.

  Our data acquisition product family includes more than 100 products used in industrial automation, instrumentation, medical, military and geophysical applications. Our customers include National Instruments, Rockwell Automation and Schlumberger.

 Communications

  We design, manufacture and market semiconductor products that enable
Ethernet solutions for use in emerging broadband communication systems. Our embedded Ethernet controller products are used in a variety of applications including products that provide broadband high-speed Internet access such as digital cable set-top boxes, cable modems and ADSL modem systems, as well as Voice-over-internet-protocol, or VOIP, telephony systems, Ethernet switch systems, and other embedded system applications.

  In addition, we develop and market integrated circuit products that provide telecommunication line interface solutions for telecommunications and data communications equipment. The following communications products are expected to be the most important in the near term:

 Descriptions                        Key Features                   Status
 ---------------------- -------------------------------------   ---------------
 Embedded Ethernet      Highest level of integration,           In production.
 Controllers            simplified design of 10BASE-T and
                        10/100 local area network controllers
                        and single and multi-channel analog
                        front ends for motherboards,
                        interface cards and network
                        equipment. Multiple products.

 Telecom T1/E1 Line     Broad family of high-performance,       In production.
 Interface Controllers  mixed-signal devices for interfacing network equipment and end-user
                        equipment to T1 and E1 lines.
                        Multiple products.

INTERNET SOLUTIONS BUSINESS GROUP

  Our Internet line of products provides solutions for optical storage and embedded processor applications.

OPTICAL STORAGE

  We supply integrated circuits that perform key electronics functions in advanced optical disc drives. We entered the optical storage market in fiscal 1995 with a CD-ROM decoder product, followed by three more generations of CD-ROM decoders with read speeds of up to 45x. In fiscal 1997, we introduced our first CD-R/CD-RW encoder/decoder products and are currently on our fourth generation, supporting up to 16x write and 48x read speeds. We also provide integrated circuits for the DVD drive electronics market.

We currently sell products to Sony in the optical storage market. The following optical storage products are expected to be the most important in the near term:

 DESCRIPTIONS                        KEY FEATURES                   STATUS
 ----------------------- ------------------------------------   --------------
 ATAPI CD-R/RW           Up to 16x write and 48x read speeds.   In production.
 (Recordable/Rewritable) High-speed ATAPI Ultra DMA 33 host
 Encoder/Decoder.        transfer. Automated architecture and
                         ECC performance. Multiple products.

 Integrated DVD Drive    Integrated DVD Drive Electronics,      Sampling.
 Manager                 incorporating partial response
                         maximum likelihood, or PRML, Read
                         Channel, servo control and decoder
                         functions for DVD-ROM and DVD-Player
                         applications.

EMBEDDED PROCESSORS

  During fiscal 1999, we created the Embedded Processor Division to develop, manufacture, and market highly integrated, system-on-chip, or SOC, solutions for several emerging applications through the incorporation of our system peripherals and mixed signal components with CPU cores licensed from ARM Ltd. The division's focus is on the Application Specific Standard Product (ASSP) device category offering products in the areas of handheld information appliances, industrial computing systems, portable digital audio solutions, and network and Internet computing devices.

  In fiscal 2000, we introduced the Maverick brand of market specific processors, or MSP(TM) specifically targeting personal digital assistants, or PDA, handheld digital audio players, and Internet access appliances, such as the electronic book or smartphone. These products are the industry's first chips to support both MP3(TM) and Microsoft's Windows Media Audio. With the Maverick line, we have already become a leading supplier of Internet audio SOC's with several major design wins. The Maverick family also addresses the issue of content security for the Internet audio market by embedding InterTrust Technologies digital rights management, or DRM, software on the chip, allowing the music industry to pursue the Internet as a secure method of distribution. Maverick customers include S3/Diamond Multimedia, Creative Technologies, and IdeaGrove. We also have products designed for low-cost, Internet terminals, screen phones and game boxes. These products are currently targeted at European markets and enable inexpensive Internet access for a broad range of consumers through the television. Major customers include Alba plc and Ravisent Technologies.

The following embedded processor products are expected to be the most important in the near term:

 DESCRIPTIONS                        KEY FEATURES                    STATUS
 --------------------- ---------------------------------------   --------------
 High-performance      Highly integrated 32-bit ARM RISC         In production.
 System-on-Chip with   processor core with advanced peripheral
 CRT/LCD Controller    functions for Internet-enabled
                       appliances, such as set-top boxes,
                       screen-phones and game boxes that are
                       wall outlet based. Multiple products.

 High performance, low Integrated ARM 720T processor core with   In production
 power, System-on-Chip LCD and DRAM controllers, USB             and Sampling.
 with LCD controller   interface, Digital Audio Interface, and
                       DRM software. Used in handheld digital
                       audio player, PDA, and Internet access
                       appliance applications for portable,
                       battery powered devices. Multiple
                       products including Maverick(TM) family.

MAGNETIC STORAGE BUSINESS GROUP

  We supply integrated circuits that perform the key electronics functions contained in advanced magnetic and removable disk drives. In fiscal 1999, we introduced the industry's first integration of a hard disk controller, a read channel and a microcontroller ("3Ci"), offering extremely high integration, as well as the industry's first open architecture firmware solution embodying the ARM-enabled microprocessor. The open architecture model was further advanced during the year by the collaborative development of the ARM9E microcontroller with ARM and Lucent Microelectronics, with a goal of providing software compatible solutions from two of the major suppliers of hard disk microelectronics. In fiscal 2000 we announced that Fujitsu had designed the 3Ci integrated platform into its XV10 family of high volume desktop hard disk drives. In addition, we introduced our second generation 3Ci solution implemented in 0.25 micron technology, further strengthening our lead over our competitors for integrated drive electronics solutions. Multiple customers are evaluating the second-generation 3Ci product and related derivatives. Our magnetic storage customers during fiscal 2000 included Fujitsu, Hitachi, and Western Digital. The following magnetic storage products are expected to be the most important in the near term:

 Descriptions                    Key Features                    Status
 -------------------- ---------------------------------   ---------------------
 Advanced             Advanced data handling and error-   In production
 Architecture PC AT-  detection/correction capabilities   (UDMA33/66)
 UDMA33/66/100        for data integrity in high-         and sampling
 Disk Controllers and performance hard disk drives.       (UDMA 100).
 IEEE1394 Disk        Multiple products.
 Controllers

 Digital PRML         Single-chip digital read/write      In production
 Read/Write           channel solutions. Advanced         (450Mbits/s) and
 Channels             digital signal processing           sampling
                      algorithms allow more data per      (550Mbits/s).
                      disk. Multiple products.

 Single-chip Drive    Single-chip open architecture       In production
 Electronics Platform electronics solution                (330Mbits/s UDMA66)
 (3CI)                incorporating the PRML Read         Sampling
                      Channel, PC AT UDMA Disk            (450Mbits/s UDMA100).
                      Controller, ARM-enabled 32-bit
                      RISC processor, micro-DSP, ROM,
                      RAM and Servo Logic.


Manufacturing

  Historically, we relied upon merchant wafers manufactured by outside suppliers for our wafer manufacturing needs. In much of 1994 and 1995, the merchant market was unable to meet demand, and our merchant wafer suppliers sought to limit the proportion of wafers they sold to any single customer, which further restricted our ability to buy wafers. Wafer shortages increased our supply costs and at times caused us difficulties in meeting the market demand for our own products. In response to our rapid growth, and to historical and anticipated supply shortages, we began pursuing a strategy to expand our wafer supply sources by taking direct ownership interests in wafer manufacturing joint ventures. In 1994, we joined with International Business Machines Corporation ("IBM") to form MiCRUS, a manufacturing joint venture, to produce wafers for both companies. MiCRUS began operations in 1995. In July 1996, we joined with Lucent Technologies, Inc. ("Lucent") to form Cirent Semiconductor ("Cirent"), a manufacturing joint venture, to produce wafers for both companies. Cirent began operations in 1997. In addition, during the time that we were partners in the joint ventures, we continued to rely on merchant wafer suppliers for a portion of our wafer requirements. During fiscal 1999, we assessed our manufacturing capacity needs and evaluated the carrying value of the assets recorded in connection with both the MiCRUS and Cirent joint ventures. The result of this evaluation in conjunction with the restructuring of operations to focus on the analog, Internet and magnetic storage business groups is that we wrote-off our MiCRUS and Cirent related assets and divested our interests in those manufacturing joint ventures. Those actions resulted in fiscal 1999 asset impairment charges of $188.4 million. Additionally, restructuring charges were incurred in fiscal 2000 and fiscal 1999 of $126.6 million ($1 million of which is included in cost of sales) and $23.8 million, respectively. See Note 12 to the Notes to the Consolidated Financial Statements. Following these divestitures, we returned to the fabless business model we had used previously.

  In addition to our wafer supply arrangements, we currently contract with third party assembly vendors to package the wafer die into finished products. We qualify and monitor assembly vendors using procedures similar in scope to those used for wafer procurement. Assembly vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry.

  During fiscal 1998, we started outsourcing a substantial portion of our production testing. Our manufacturing organization has continued to qualify and monitor suppliers' production processes, to participate in process development, package development and process and product characterization, to perform mixed-signal production testing, to support R&D activities and to maintain quality standards. As of April 25, 2000, we had approximately 33% of our employees engaged in manufacturing-related activities.

OTHER WAFER SUPPLY ARRANGEMENTS

  In fiscal 1996, we entered into a volume purchase agreement with Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC), which was amended in September 1997 and expires in December 2000. Under the agreement, we will purchase from TSMC 50% of our wafer needs that are not filled by MiCRUS and Cirent, provided that TSMC can meet the technological and other requirements of our customers. TSMC is committed to supply these wafer needs.

PATENTS, LICENSES AND TRADEMARKS

  To protect our products, we rely heavily on trade secret, patent, copyright, mask work and trademark laws. We apply for patents arising from our research and development activities and intend to continue this practice in the future to protect our products and technologies. We presently hold 577 U.S. patents, 356 U.S. patent applications pending, and various corresponding international patents and applications. We have also licensed a variety of technologies important to our business from outside parties to complement our own research and development efforts.

RESEARCH AND DEVELOPMENT

  We concentrate our research and development efforts on the design and development of new products for each market and on the continued enhancement of our design automation tools. Product-oriented research and development efforts are organized along the Analog, Internet and Magnetic Storage Business Groups. We also fund certain advanced process technology development as well as other emerging product opportunities. Expenditures for research and development in fiscal 2000, 1999 and 1998 were $111.8 million (excluding acquired in-process research and development expenses of $8.0 million in fiscal year 2000), $130.3 million and $179.6 million, respectively. As of April 25, 2000, we had approximately 36% of our employees engaged in research and development activities. Our future success is highly dependent upon our ability to develop complex new products, to transfer new products to production in a timely fashion, to introduce them to the marketplace ahead of the competition and to have them selected for design into products of leading systems manufacturers.

COMPETITION

  Markets for our products are highly competitive, and we expect that competition will increase. We compete with other semiconductor suppliers who offer standard semiconductors, application-specific integrated circuits and fully customized integrated circuits, including both chip and board-level products. A few customers also develop integrated circuits that compete with our products. Our competitive strategy has been to provide lower-cost versions of existing products and new, more advanced products for customers' new designs.

  While no single company competes with us in all of our product lines, we face significant competition in each of our product lines. We expect to face additional competition from new entrants in each of our markets, which may include both large domestic and international semiconductor manufacturers and smaller, emerging companies.

  The principal competitive factors in our markets include time to market; quality of hardware/software design and end-market systems expertise; price; product benefits that are characterized by performance, features, quality and compatibility with standards; access to advanced process and packaging technologies at competitive prices; and sales and technical support.

  Competition typically occurs at the design stage, where the customer evaluates alternative design approaches that require integrated circuits. Because our products have not been available from second sources, we generally do not face direct competition in selling our products to a customer once our integrated circuits have been designed into that customer's system. Nevertheless, because of shortened product life cycles and even shorter design-in cycles, our competitors have increasingly frequent opportunities to achieve design wins in next-generation systems. In the event that competitors succeed in supplanting our products, our market share may not be sustainable and net sales, gross margin and earnings would be adversely affected.

SALES, MARKETING AND TECHNICAL SUPPORT

  Our products are sold worldwide, and historically 50-75% of revenues have come from shipments to overseas destinations. We maintain a worldwide sales force with a matrixed organization, which is intended to provide centralized coordination of strategic accounts, territory-based local support and coverage of smaller customers, and specialized selling of product lines with unique customer bases.

  The domestic sales force includes a network of regional direct sales offices located in California, Florida, Illinois, Maryland, Massachusetts, Oregon, and Texas. International sales offices and organizations are located in Taiwan, Japan, Singapore, Korea, Hong Kong, the United Kingdom, Germany, France, the Netherlands and Barbados. We supplement our direct sales force with sales representative organizations and distributors. Technical support staff are located at the sales offices and also at our facilities in Fremont, California; Broomfield, Colorado; Austin, Texas and Nashua, New Hampshire.

  Export sales information is incorporated by reference from the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II.

BACKLOG

  Sales are made primarily pursuant to standard short-term purchase orders for delivery of standard products. The quantity actually ordered by the customer, as well as the shipment schedules, are frequently revised to reflect changes in the customer's needs. Accordingly, we believe that our backlog at any given time is not a meaningful indicator of future revenues.

EMPLOYEES

  As of April 25, 2000, we had approximately 1,255 full-time equivalent employees, of whom 36% were engaged in research and product development, 31% in sales, marketing, general and administrative and 33% in manufacturing. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel. Due to the highly competitive nature of the marketplace that we operate in, we may from time to time lose key employees to certain of our competitors. We have been able to hire qualified personnel in the past to fill open positions created by such occurrences although there can be no assurance that we will be able to do this in the future. None of our employees is represented by any collective bargaining agreements.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The following sets forth certain information with regard to executive officers of Cirrus Logic, Inc. (ages are as of April 25, 2000):

  David D. French (age 43) joined the Company in June 1998 as President and Chief Operating Officer, and assumed additional duties with his appointment as Chief Executive Officer in February 1999. As President & CEO, French oversees worldwide operations and corporate functions. Formerly a Vice President and General Manager for Analog Devices, French has worked in the semiconductor industry for more than 20 years, mostly as a manager of businesses focused on embedded applications. Prior to joining Analog Devices in 1988, French held management posts at Texas Instruments and Fairchild Semiconductor.

  Patrick V. Boudreau (age 59) joined the Company in October 1996 as Senior Vice President, Human Resources. He was Vice President, Human Resources for Fujitsu Microelectronics from 1995 to 1996. From 1989 to 1995, he was President of P.V.B. Associates, a management consulting and executive search firm, as well as Senior Vice President of Lazer-Tron Corporation.

  Jason Carlson (age 38) joined the Company in January 2000 as Vice President and General Manager of the newly formed Consumer Audio Products Division. Prior to joining Cirrus, he was President and CEO of AudioLogic, Inc., a technology development company focused on proprietary digital signal processing and pulse width modulation for audio applications which the Company acquired in July 1999. Prior to AudioLogic, he was a co-founder of ReSound Corp., a hearing health care products manufacturer. At ReSound he held various management positions.

  Robert V. Dickinson (age 58) has been Vice President and General Manager of the Optical Storage Division since August 1999. He joined the Company in December 1992 as Vice President, Japan Business Development and subsequently served as President, Cirrus Logic K.K., President, Graphics Company and Vice President, Quality and Customer Satisfaction. Prior to joining the Company he held division general management positions at Western Digital, Zilog and Burroughs and was President and CEO of two startup companies, Mouse Systems and Verticom.

  Craig Ensley (age 50) was appointed Vice President, Corporate Marketing in March 1999. He was Vice President and General Manager, Flat Panel Electronics Division from April 1997 to February 1999. Previously he served as Vice President and General Manager of the Computer Products Division of our subsidiary, Crystal Semiconductor Corporation from 1993. He joined Crystal in May 1986 as Vice President, Marketing. Prior to joining Crystal he was the Director of Marketing for the Semiconductor Division of Rockwell International where he had worked for 12 years.

  Keith Essency (age 53) joined the Company in July 1999 as Vice President and General Manager of the Computer Audio Products Division. Prior to joining the Company, he was the Operations Manager of Motorola Semiconductor Product Sector's Video Communications Solutions and as Operations Manager, DSP Infrastructure Products.

  Robert W. Fay (age 53) is Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary. He joined the company in November of 1999 as Vice President of Finance. Prior to joining the Company, he worked at Harris Corporation, most recently as its Vice President -- Corporate Controller and Vice President -- Treasurer and Vice President and Chief Financial Officer for that Company's semiconductor sector.

  Terry Leeder (age 51) joined Cirrus Logic as Vice President, Worldwide Sales in June 1999. Prior to joining the Company, he served as Vice President, Marketing, Applications and Japan Sales at Power Integrations, Inc. Most recently, he was President and CEO of Medianix Semiconductor, Inc., a manufacturer of application-specific DSP integrated circuits.

  Matthew R. Perry, Ph.D. (age 37) is Vice President and General Manager of the Embedded Processors Division. He joined the Company in December 1995 as Manager, Strategic Planning and Business Development.

He was Director, Marketing from August 1996 through May 1997, Sr. Director, Engineering from May 1997 though January 1998 and Vice President, Strategic Marketing from January 1998 through May 1998.

ITEM 2. PROPERTIES

  Our principal facilities, located in Austin, Texas, consist of approximately 251,566 square feet of office and manufacturing space leased pursuant to agreements which expire from 2001 to 2005 plus renewal options. This space is used for manufacturing, product development, sales, marketing and administration.

  Our Fremont, California facilities consist of approximately 484,922 square feet of office space leased pursuant to agreements which expire from 2004 to 2009 plus renewal options. However, in connection with our restructuring activities in fiscal 1999, we have subleased approximately 190,000 square feet of this office space and are currently offering for sublease another approximately 100,000 square feet.

  We also have design centers located in Broomfield, Colorado; Boca Raton, Florida; Pune, India; Singapore and Tokyo, Japan. We also lease sales and sales support offices in the United States in California, Colorado, Florida, Illinois, Maryland, Massachusetts, North Carolina, Oregon, Texas and Virginia and internationally in Taiwan, Japan, Singapore, Korea, Hong Kong, the United Kingdom, Germany, France, Italy and Barbados.

ITEM 3. LEGAL PROCEEDINGS

  We and certain of our customers from time to time have been notified that they may be infringing certain patents and other intellectual property rights of others. Further, customers have been named in suits alleging infringement of patents by the customer products. Certain components of these products have been purchased from us and may be subject to indemnification provisions made by us to the customers. We have not been named in any such suits. Although licenses are generally offered in such situations, there can be no assurance that litigation will not be commenced in the future regarding patents, mask works, copyrights, trademarks, trade secrets, or indemnification liability, or that any licenses or other rights can be obtained on acceptable terms.

  Occasionally, suits arise from prior business relationships. We have been named in two such matters, one filed by a prior distributor and another unrelated matter where we are named as a shareholder. While the ultimate outcome cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Our Common Stock is traded on the Nasdaq National Market under the symbol "CRUS." The following table shows for the periods indicated the high and low closing prices for the Common Stock.

                                                                    HIGH   LOW
                                                                   ------ -----
Fiscal year ended March 28, 1998
 First quarter.................................................... $13.00 $8.50
 Second quarter...................................................  17.56 10.31
 Third quarter....................................................  17.44 10.38
 Fourth quarter ..................................................  11.38  9.69
Fiscal year ended March 27, 1999
 First quarter ...................................................  11.25  8.94
 Second quarter ..................................................  12.44  6.06
 Third quarter....................................................  12.94  5.88
 Fourth quarter ..................................................  12.94  6.88
Fiscal year ended March 25, 2000
 First quarter ...................................................  10.13  6.00
 Second quarter ..................................................  12.44  7.50
 Third quarter ...................................................  16.50  9.31
 Fourth quarter ..................................................  24.00 11.63

  At April 25, 2000, there were approximately 1,407 holders of record of our Common Stock.

  We have not paid cash dividends on our Common Stock and currently intend to continue a policy of retaining any earnings for reinvestment in our business.

  In 1996, we issued $300,000,000 par value of 6% Convertible Subordinated Notes due December 15, 2003 ("Notes"). The Notes remain outstanding and are convertible into shares of our common stock at a conversion rate of 41.2903 shares per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $24.219 per share), unless previously redeemed by us. The issuance of these notes was underwritten by Goldman Sachs & Co., Salomon Brothers, Inc., J.P. Morgan & Co., and Robertson Stephens Company. The proceeds from the sale of these notes were used to repay certain senior indebtedness, for general working capital purposes and for expenditures associated with our investment in manufacturing.

ITEM 6. CONSOLIDATED SELECTED FINANCIAL DATA

(Amounts in thousands, except per share amounts, ratios and employees)

  The information contained below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                         Fiscal Years Ended
                          ----------------------------------------------------
                            2000       1999       1998      1997       1996
                          ---------  ---------  --------  --------  ----------
Operating summary:
Net sales...............  $ 564,400  $ 628,105  $954,270  $917,154  $1,146,945
Costs and expenses and
 gain on sale of assets
 and other, net:
  Cost of sales.........    349,720    703,029   605,484   598,795     774,350
  Research and
   development..........    111,755    130,347   179,552   230,786     238,791
  Selling, general and
   administrative.......     89,949     98,275   117,273   126,722     165,267
  Gain on sale of
   assets, net..........         --     (3,988)  (20,781)  (18,915)         --
  Restructuring costs
   and other, net.......    125,612     80,505    14,464    20,954      12,761
  Acquired in-process
   research and
   development
   expenses.............      8,013         --        --        --          --
  Abandonment of assets
   charge...............     12,201         --        --        --          --
                          ---------  ---------  --------  --------  ----------
Income (loss) from
 operations.............   (132,850)  (380,063)   58,278   (41,188)    (44,224)
Interest expense........    (23,754)   (22,337)  (27,374)  (19,754)     (5,151)
Interest income.........      8,096     16,786    19,893     8,053       7,759
Realized gain on the
 sale of marketable
 equity securities......     92,463         --        --        --          --
Other income (expense)..      8,949      4,242     5,206     1,270        (107)
                          ---------  ---------  --------  --------  ----------
Income (loss) before
 income taxes...........    (47,096)  (381,372)   56,003   (51,619)    (41,723)
Provision (benefit) for
 income taxes...........         --     46,031    19,510    (5,463)     (5,540)
                          ---------  ---------  --------  --------  ----------
Net income (loss).......  $ (47,096) $(427,403) $ 36,493  $(46,156) $  (36,183)
                          =========  =========  ========  ========  ==========
Net income (loss) per
 common share--basic....  $   (0.77) $   (6.77) $   0.54  $  (0.71) $    (0.58)
Net income (loss) per
 common share--diluted..  $   (0.77) $   (6.77) $   0.52  $  (0.71) $    (0.58)
Weighted average common
 shares outstanding:
  Basic.................     61,554     63,149    67,333    65,007      62,761
  Diluted...............     61,554     63,149    69,548    65,007      62,761

                                           Fiscal Years Ended
                            --------------------------------------------------
                              2000      1999       1998       1997      1996
                            --------  --------  ---------- ---------- --------
Financial position at year
 end:
Total assets............... $504,832  $532,630  $1,137,542 $1,136,821 $917,577
Working capital............  237,076   164,012     476,154    428,670  182,643
Capital lease obligations,
 excluding current.........      321     1,457       5,475      9,848    6,258
Long-term debt, excluding
 current...................    3,147    12,960      32,559     51,248   65,571
Convertible subordinated
 notes.....................  299,000   300,000     300,000    300,000       --
Total liabilities..........  488,534   590,350     681,199    732,624  488,911
Stock issued under the
 restructuring agreement
 with IBM..................   32,000        --          --         --       --
Stockholders' equity (net
 capital deficiency).......  (15,702)  (57,720)    456,343    404,197  428,666
(Unaudited)
Current Ratio..............     2.29      1.61        2.40       2.17     1.44
Employees..................    1,278     1,342       1,774      2,557    3,151

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANNUAL RESULTS OF OPERATIONS

  Except for historical information contained herein, this Discussion and Analysis contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties, including, but not limited to those discussed below, that could cause actual results to differ materially from those projected. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

  In September 1998, we announced a program to restructure our business to fully concentrate on our precision linear and mixed-signal positions in the analog, Internet, and magnetic storage markets. The program forecasted a workforce reduction of 400 to 500 employees and restructuring and other charges of up to $500.0 million. In January 1999, we subsequently indicated that these charges might exceed $500.0 million. We indicated in an announcement in September 1998 that the timing of recording the restructuring charges was uncertain and dependent upon a number of different factors, including negotiations related to our joint ventures.

  During fiscal 1999, we recorded restructuring charges of approximately $390.0 million, of which charges to cost of sales included $188.0 million related to asset impairment (see Note 12 to the Notes to the Consolidated Financial Statements), $90.0 million related to wafer purchase commitment charges (see Note 1 to the Notes to the Consolidated Financial Statements), and $35.0 million related to inventory write-downs (see Note 1 to the Notes to the Consolidated Financial Statements). In addition, we recorded charges of $78.0 million related to severance and related benefits along with facilities scale back and other costs in restructuring costs and other, net (see Note 12 to the Notes to the Consolidated Financial Statements).

  During the first quarter of fiscal 2000, we substantially completed the restructuring activities which were initiated in the second quarter of fiscal 1999. We restructured our relationships with our manufacturing joint ventures and returned to the fabless business model we had used previously. As part of the first quarter restructuring, we recorded charges of $128.2 million in restructuring costs, $1.0 million of which is in cost of sales. These restructuring charges included a $135.0 million direct cash payment to one of the joint venture partners, $36.8 million related to certain Cirrus common stock which we issued to one of the joint venture partners, $9.3 million of lease buyout costs and $16.4 million of equipment write-offs. These charges were partially offset by the reversal of approximately $71.9 million of previously accrued wafer purchase commitment charges due to the renegotiated terms of our purchase commitments with our former partners.

Net Sales

  Net sales for fiscal 2000 were $564.4 million, a decrease of 10.1% from $628.1 million in fiscal 1999. Revenues in fiscal 2000 and 1999 included amounts from businesses which have been divested by us and are included in our End of Life business group. Revenues from divested businesses in fiscal 2000 were $75.9 million compared to $110.8 million in fiscal 1999. Net sales from the core businesses in fiscal 2000 were approximately $488.5 million compared to $517.3 million in fiscal 1999. Sales of core products decreased during fiscal 2000 primarily due to reduced volumes in the magnetic storage business partially offset by increased volumes in the analog and Internet business groups. Average selling prices declined in fiscal 2000.

  Net sales in fiscal 1999 decreased by $108.0 million from fiscal 1998, excluding revenues from divested businesses and $60.0 million of revenues from patent cross-license agreements in fiscal 1999, largely due to decreased sales in mass storage products, primarily related to decreased unit volumes and average selling prices of read channel devices and controllers which were offset by increased sales in audio products, primarily related to increased unit volume.

  Export sales, principally to Asia, include sales to U.S.-based customers with manufacturing plants overseas and were approximately $421.0 million in fiscal 2000 compared to approximately $462.0 million in fiscal 1999 and approximately $506.0 million in fiscal 1998. Export sales to the Pacific Rim (excluding Japan) were 47%, 40% and 31% of net sales; to Japan were 19%, 25% and 15% of net sales; and to Europe and to the rest of the world were 8%, 8% and 7% of net sales, in fiscal 2000, 1999 and 1998, respectively.

  Our sales are currently denominated primarily in U.S. dollars. From time to time we enter into foreign currency forward exchange and option contracts to hedge certain of our foreign currency exposures related to sales and balance sheet accounts denominated in yen. We have not experienced any significant losses related to our foreign exchange activity.

  Sales to Western Digital accounted for more than 10% of net sales in fiscal 2000. Two customers accounted for approximately 14% and 13%, respectively of net sales in fiscal 1999. Two customers accounted for approximately 19% and 11%, respectively of net sales in fiscal 1998. No other customers accounted for 10% or more of net sales in fiscal 2000, 1999 or 1998. The loss of a significant customer or a significant reduction in such a customer's orders could have an adverse effect on our sales.

Gross Margin

  Gross margin was 38% in fiscal 2000. Gross margin in fiscal 2000 was impacted by declining average selling prices in the audio, magnetic and optical storage businesses. This was partially offset by lower production costs in the audio and magnetic storage units. Additionally, our sales mix in fiscal 2000 shifted toward lower margin analog business group products. Overall, we expect gross margins in the near term to improve slightly as we ramp production volume on higher margin products in the Internet business group and integrated disk drive products from the 3Ci product family.

  Gross margin for fiscal 1999 was negative 11.9%. Included in gross margin for fiscal 1999 was $188.4 million related to the write-off of both MiCRUS and Cirent joint venture assets which were deemed to be impaired in fiscal 1999 based upon an assessment that future cash flows were insufficient to recover the carrying value of the assets, $90.3 million of charges related to excess wafer purchase commitments for MiCRUS and Cirent, and $34.5 million of inventory write-downs associated with products related to businesses being phased out. During fiscal 1999, we assessed our manufacturing capacity needs and evaluated the carrying value of the assets recorded in connection with both the MiCRUS and Cirent joint ventures. This evaluation was necessitated by the restructuring of our operations, along with the future expected decreases in sales, gross margins and cash flows from the manufacture and sale of our products produced by the joint ventures which resulted in excess manufacturing capacity. Expected undiscounted future cash flows were not sufficient to recover the carrying value of such assets. Therefore, an impairment loss of $188.4 million was recognized in the fourth quarter of fiscal 1999 to reduce the carrying value of the assets to fair value, calculated using expected discounted cash flows for both MiCRUS and Cirent. See Note 12 to the Notes to the Consolidated Financial Statements.

  Gross margin was 36.6% in fiscal 1998. The gross margin percentage in fiscal 1998 was primarily a result of improved margins in mass storage due to a change in mix within the mass storage products towards read channel products, an overall change in product mix within the Company towards mass storage products and $60.0 million of patent cross-license revenues in the fourth quarter which had no corresponding cost of sales. These improvements were offset by lower margins in PC products and $53.0 million of charges recorded in the fourth quarter related to wafer purchase commitments for MiCRUS and Cirent. The lower margins in PC products were primarily related to declining average selling prices on graphics and modem products.

Research and Development Expenses

  Research and development expenses expressed as a percentage of net sales were 19.8%, 20.8%, and 18.8% in fiscal 2000, 1999 and 1998, respectively.
Research and development expenditures decreased by $18.6 million in fiscal 2000 and $49.2 million in fiscal 1999 primarily due to lower headcounts related to the fiscal 1999 restructuring efforts to focus research and development on our precision linear and mixed-signal positions in the analog, Internet, and magnetic storage markets.

Selling, General and Administrative Expenses

  Selling, general, and administrative expenses expressed as a percentage of net sales represented approximately 15.9%, 15.6% and 12.3% in fiscal 2000, 1999 and 1998, respectively. Selling, general, and administrative expenses decreased $8.3 million in fiscal 2000 and $19.0 million in fiscal 1999 primarily due to a decrease in bad debt expense attributable to our efforts to collect accounts receivable, a decrease in the allowance for bad debts and restructuring activities during fiscal 1999 which included the divestiture of several non-core businesses and headcount reductions made in order for the support structure to be in line with our current business model.

Gain on Sale of Assets

  Gain on sale of assets in fiscal 1999 includes $2.2 million relating to the recovery of a holdback from the fiscal 1997 sale of the Infrastructure Product Group of our Pacific Communication Sciences, Inc. ("PCSI") subsidiary to ADC Telecommunications, Inc.

  During the third quarter of fiscal 1998, we sold our Nuera Communications, Inc. subsidiary for cash proceeds of approximately $21.5 million ($16.1 million net of $5.4 million of Nuera's own cash) and recorded a gain of approximately $11.1 million. Gain on sale of assets also includes the reversal of $9.7 million that had previously been accrued for losses on facilities commitments in connection with the sale and shut down of the operating divisions of PCSI in the fourth quarter of fiscal 1997.

Restructuring Costs and Other, Net

  During the first quarter of fiscal 2000, we substantially completed the restructuring activities that were initiated in the second quarter of fiscal 1999. We restructured our relationships with our manufacturing joint ventures and returned to a fabless business model. As part of the first quarter restructuring, we recorded charges of $128.2 million in restructuring costs, $1.0 million of which is in cost of sales. These restructuring charges included a $135.0 million direct cash payment to one of the joint venture partners, $36.8 million related to certain Cirrus common stock which we issued to one of the joint venture partners, $9.3 million of lease buyout costs and $16.4 million of equipment write-offs. These charges were partially offset with the reversal of approximately $71.9 million of previously accrued wafer purchase commitment charges due to the renegotiated terms of our purchase commitments with our former partners.

  During the second quarter of fiscal 1999, we commenced certain activities related to our previously announced restructuring and recorded charges in the second quarter of fiscal 1999 related to those activities. These actions included an immediate workforce reduction along with write-downs and write-offs of obsolete inventory, equipment and facilities. In connection with these actions, we recorded a net restructuring charge of $28.5 million consisting of $4.3 million for workforce reductions, $8.2 million for write-downs or write-offs of equipment, intangibles and other assets, $10.0 million for facility commitments (net of $2.2 million reversal of previously accrued losses on facilities in connection with the third quarter fiscal 1998 discontinuation of certain product development efforts in graphics products), and the remaining amount representing other committed liabilities and expenses.

  During the third quarter of fiscal 1999, we continued with our restructuring activities previously announced in the second quarter of fiscal 1999 and recorded additional charges of $13.0 million. Our restructuring activities for the third quarter of fiscal 1999 included the divestiture of non-core businesses and the outsourcing of the Fremont manufacturing test floor. In connection with these actions, we recorded charges consisting of $4.2 million for work force reductions, $8.3 million for write-downs and write-offs of equipment and other assets relating to the Fremont manufacturing test floor, and the remaining amount representing other committed liabilities and expenses.

  We continued with the 1999 restructuring activities during the fourth quarter of fiscal 1999. These activities resulted in $34.8 million of charges which primarily consisted of $23.8 million write-off of the equity investment in MiCRUS, $8.8 million loss on the sale of the modem and communications businesses and $2.0 million of write-offs of fixed assets and net gain on sale of assets in connection with our business divestiture.

  Restructuring costs and other, net for fiscal 1999 included total restructuring charges of $75.5 million and $5.0 million for write-downs and write-offs of property and equipment. As of March 25, 2000 we have a remaining restructuring accrual of $6.8 million of which we expect to discharge approximately $5 million in fiscal 2001 through cash payments.

  We recorded restructuring costs of $11.8 million in the third quarter of fiscal 1998 in connection with a discontinuation of certain strategies and product development efforts in the graphics product group of our PC products division. This resulted in a workforce reduction of approximately 65 positions. The primary components of the restructuring charge were $8.4 million related to excess assets and facility leases and $1.8 million of severance payments that were made during fiscal 1998. Restructuring costs and other also includes a $2.0 million reversal of amounts that had been previously accrued for losses on facilities in connection with the April 1997 restructuring and other costs of $4.7 million representing additional compensation costs in connection with the same restructuring that were earned and recorded in the third quarter of fiscal 1998. As of March 27, 1999, activities related to the fiscal 1998 restructuring of our graphics product group were completed.

Acquired In-Process Research & Development Expenses

  During the second quarter of fiscal 2000, we recorded $8.0 million or 1.4% of net sales of acquired in-process research and development expenses resulting from our acquisition of AudioLogic, Inc. which was supported by an independent appraisal (See Note 6 to the Notes to the Consolidated Financial Statements). We expensed these amounts on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative uses. We can give no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired in-process research and development that may cause fluctuations in our quarterly or annual operating results.

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

PWM #2

  The main applications for this product are low-end consumer audio products, notebook computer speakers and headphones. This product is a low power consumer. We estimate that the development cycle for this product will continue for approximately eight months. The estimated cost to complete the development of the PWM #2 technology is expected to be approximately $0.1 million.

PWM #3

  This product will supply the PC speaker, after-market automotive, high-end consumer audio and shelf-top audio system markets. This product is a medium power consumer. We estimate that the development cycle for this product will continue for approximately 15 months. The estimated cost to complete the development of the PWM #3 technology is expected to be approximately $0.2 million.

PWM #4b

  The applications for this product are high-power mass market consumer and high volume professional audio products. We estimate that the development cycle for this product will continue for approximately 15 months. The estimated cost to complete the development of the PWM #4b technology is expected to be approximately $0.2 million.

  These products are currently in the design stage of the development cycle. We believe the associated risks of developing these products into commercially viable products will be our ability to perform further research and development to determine technological feasibility in light of competing solutions and the increasingly sophisticated needs of our customers.

Value Assigned to In-Process Research and Development

  We assigned value to the in-process research and development projects by calculating the estimated stage of completion (expressed as a percentage of completion) for each project, applying the percentage to the expected net cash flows for each project, and discounting the net cash flows back to their present value. We determined the stage of completion by analyzing the costs incurred (as of the valuation date) divided by the total estimated costs to complete the projects. The revenue estimates used to value the purchased in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by us. The rates we utilized to discount the net cash flows to their present value are based on AudioLogic's weighted average rate of return. Given the nature of the risks associated with the difficulties and uncertainties in completing each project and thereby achieving technological feasibility and the size of AudioLogic the weighted average rate of return was adjusted. Based on these factors, a discount rate of 30% was deemed appropriate for AudioLogic. The estimates used in valuing in-process research and development were based upon assumptions we believe to be reasonable but which are inherently uncertain and unpredictable. Our assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on our financial condition and results of operations. With respect to the acquired in-process technologies, the calculations of value were adjusted to reflect the value creation efforts of AudioLogic prior to the acquisition.

  Following are the estimated completion percentages and technology lives:

                                                            ESTIMATED   EXPECTED
                                                           PERCENTAGE    USEFUL
        PRODUCT                                           OF COMPLETION   LIFE
        -------                                           ------------- --------
        PWM #2...........................................       82%     4 years
        PWM #3...........................................       63%     4 years
        PWM #4b..........................................       63%     4 years

  The value assigned to each acquired in-process research and development project as of the acquisition date were as follows (in thousands):

                                             VALUE
              PRODUCT                       ASSIGNED
              -------                       --------
              PWM #2.......................  $4,300
              PWM #3.......................   3,200
              PWM #4b......................     500
               Other.......................      13
                                             ------
                                             $8,013
                                             ======

  The terms of the AudioLogic purchase agreement provide for additional cash or stock consideration to the extent that our stock price (calculated as a ten-day average) does not exceed $20 per share on the one-year anniversary of the closing, July 27, 2000. Such additional consideration would be valued at approximately $5.6 million as of April 25, 2000 because the ten-day average stock price on that date was $15.50. We expect to capitalize such costs, if any are incurred, as additional consideration for the purchase of the company.

ABANDONMENT OF ASSETS CHARGE

  During fiscal 2000, we made a strategic decision to abandon the development efforts previously undertaken on the manufacturing component of our enterprise resource planning software. In connection with this decision, we recorded an asset abandonment charge of approximately $11.3 million.

Interest Expense

  Interest expense was $23.8 million, $22.3 million and $27.4 million in fiscal 2000, 1999 and 1998, respectively. The decrease in interest expense in fiscal 1999 compared to fiscal 1998 is primarily due to the reduction in capital leases from the fiscal 1999 restructuring activities.

Interest Income

  Interest income in fiscal 2000 was $8.1 million compared to $16.8 million in fiscal 1999 and $19.9 million in fiscal 1998. Interest income in fiscal 2000 declined from fiscal 1999 due to cash payments required in connection with the restructuring activities in the first quarter. This was partially offset by cash inflows later in the year from the liquidation of certain investments. Interest income decreased in fiscal 1999 over fiscal 1998 as a result of the reduction in cash balance primarily due to stock repurchase activities and cash used by operations in fiscal 1999.

Realized Gains on the Sale of Marketable Equity Securities

  We realized gains of $76.8 million in fiscal 2000 due to sales of stock and associated options we sold in Phone.com, Inc. (Nasdaq: PHCM). We also realized a gain of $15.7 million in the fourth quarter of fiscal 2000 due to the sale of our interest in Ambient Technologies to Intel Corporation.

Other Income

  Other income for fiscal 2000 includes $5.6 million from the release of a wafer purchase accrual previously established in connection with the sale of a technology license due to lower wafer demand than was previously forecasted. Also included in other income is a $3.1 million reduction of a liability associated with our stock issued as part of the divestiture of the MiCRUS manufacturing joint venture.

  Other income for fiscal 1999 includes gains on the disposal of certain equity investments and foreign currency transaction gains. In fiscal 1998, other income (expense), net, includes gains on the disposal of certain equity investments and foreign currency transaction gains, which were partially offset by certain legal settlements.

Income Taxes

  We recognized no income tax benefit for fiscal 2000 losses because of current operating losses and net operating loss carryforwards from 1999. Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance equal to our net deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of the deferred tax assets on a quarterly basis.

  The tax provision for fiscal 1999 primarily resulted from $47.0 million of deferred income tax expense recorded as a valuation allowance to offset net deferred tax assets which had been recognized as of March 28, 1998. The effective tax rate for fiscal 1998 was equal to the U.S. federal statutory rate and state income taxes offset by federal and state research tax credits.

LIQUIDITY AND CAPITAL RESOURCES

  During fiscal 2000, we used $179.4 million of cash from our operating activities as opposed to using $15.6 million and generating $193.1 million of cash from operating activities during fiscal 1999 and fiscal 1998, respectively. The cash used in operations in fiscal 2000 was primarily due to a net loss of $139.6 million (excluding gains from the sale of securities of $92.5 million) combined with a $79.4 million reduction in accounts payable. The fiscal 1999 decrease in operating cash flow was primarily due to the net loss of

$427.4 million realized in fiscal 1999, $292.3 million of which was related to non-cash transactions unique to fiscal 1999. The remaining decrease related to an increase in payments during the year for accounts payable and accrued liabilities offset by lower collections of accounts receivable due to the decrease in sales during fiscal 1999. Cash provided from operations in fiscal 1998 was due to improved accounts receivable and inventory turnover, funding received for equipment and leasehold advances to the joint ventures and positive net income. Included in net income from operations in fiscal 1998 was $60.0 million of patent cross-license revenues. These increases were partially offset by a reduction in accounts payable.

  We generated $184.5 million from investing activities in fiscal 2000 compared with using cash of $31.7 million and $25.1 million in investing activities during fiscal 1999 and fiscal 1998, respectively. During fiscal 2000, we sold $74.6 million of short term investments to fund operations and for restructuring commitments. We also sold approximately two-thirds of our holdings in the common stock of Phone.com, and our interest in Ambient Technologies for a combined $93.0 million. In addition, we sold our interest in the Cirent manufacturing facility for $14 million. Additionally, the release of $29.1 million of restricted cash due to reduced lease commitments provided additional funding. These increases were partially offset by investments of $27.0 million into new equipment, software and the ERP system. Cash used by investing activities for 1999 was similar with the fiscal 1998 amount as the proceeds from the sale of assets and termination of the UMC agreement were offset by the manufacturing agreement and investment payments during the year to the joint ventures in fiscal 1998. Part of the fiscal 1998 increase in cash was due to a higher percentage of our investments in securities with original maturities less than ninety days than in the prior fiscal year. As a result, short term investments generated a net cash flow of $62.8 million during the fiscal year. In addition, during fiscal 1998 we received approximately $20.5 million from the termination of the UMC agreements, and approximately $16.1 million from the sale of Nuera (proceeds of $21.5 million less Nuera's own cash of $5.4 million).

  Net cash used for financing activities was $5.6 million, $115.5 million and $12.3 million in fiscal 2000, 1999 and 1998, respectively. We used cash for financing activities in fiscal 2000 for payments on long term debt and capital lease obligations which was partially offset by cash provided from employee stock option exercises. Cash used in financing activities for fiscal 1999 was primarily due to our repurchase of $100.1 million worth of treasury stock. The cash used in fiscal 1998 was primarily due to payments on our outstanding lease obligations and debt.

  As of March 25, 2000, we are contingently liable as guarantor or co-guarantor for equipment leases of MiCRUS which have remaining payments of approximately $170.6 million due through calendar year 2003 compared to $449.6 million of remaining payments for equipment leases of MiCRUS and Cirent as of March 27, 1999. The decrease is because of lease payments and our release from guaranty responsibilities for Cirent leases.

  As of March 25, 2000, we have a bank line of credit providing a commitment for letters of credit up to a maximum aggregate of $55.0 million, which expires on June 30, 2000. The letters of credit are collateralized by cash or securities with interest at the higher of: (a) .50% per annum above the latest federal funds rate (as defined in the Second Amended Credit Agreement); or (b) the rate of interest in effect for such day as publicly announced from time to time by the bank. We are currently in compliance with all covenants under the bank line of credit. We expect to amend or replace the existing line of credit facility in fiscal 2001. We do not believe the amendment of our line of credit will have an impact on our financial position or on our ability to finance our operations for the foreseeable future.

  As of March 25, 2000, we had approximately $30.2 million outstanding letters of credit and an additional $24.8 million available under this line of credit. These letters of credit are secured by cash and securities of $37.8 million, which are recorded as restricted cash. Of these amounts, $35.5 million is used to support equipment lease agreements of the MiCRUS facility. The letters of credit to support these amounts will expire and the funds will no longer be restricted upon termination of the underlying lease agreements. IBM has agreed to use its best efforts to effect such a termination by March 31, 2001 or replace our guarantee.

  Although we can not assure that we will be able to generate cash in the future, we anticipate that our existing capital resources and cash flow generated from future operations will enable us to maintain our current level of operations for the foreseeable future.

Factors That May Affect Future Operating Results

  We have historically experienced fluctuations in our operating results and expect these fluctuations may continue in future periods.

  Our quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect our net sales, gross margins and operating income. These factors include:

  .  the volume and timing of orders received;

  .  changes in the mix of our products sold;

  .  market acceptance of our products and the products of our customers;

  .  competitive pricing pressures;

  .  our ability to expand manufacturing output to meet increasing demand;

  .  our ability to introduce new products on a timely basis;

  . fixed costs associated with minimum purchase commitments under supply contracts if demand decreases;

  .  the timing and extent of our research and development expenses;

  .  cyclical semiconductor industry conditions;

  .  the failure to anticipate changing customer product requirements;

  .  fluctuations in manufacturing costs;

  .  disruption in the supply of wafers or assembly services;

  .  the ability of customers to make payments to us;

  .  increases in material costs;

  . certain production and other risks associated with using independent manufacturers; and

  .  product obsolescence, price erosion and other competitive factors.

  Historically in the integrated circuit industry, average selling prices of products have decreased over time. If we are unable to introduce new products with higher margins or reduce manufacturing costs to offset anticipated decreases in the prices of our existing products, our operating results will be adversely affected. Our business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without penalty to the customer. In addition, because of fixed costs in the integrated circuit industry, we are limited in our ability to reduce costs quickly in response to any revenue shortfalls. As a result of the foregoing or other factors, we may experience material adverse fluctuations in our future operating results on a quarterly or annual basis.

  Our success depends on our ability to introduce new products on a timely basis.

  Our success depends upon our ability to develop new precision linear and mixed-signal circuits for new and existing markets, to introduce such products in a timely manner, and to have such products gain market acceptance. The development of new precision linear and mixed-signal circuits is highly complex and from time to time we have experienced delays in developing and introducing new products. Successful product development and introduction depends on a number of factors, including:

  .  proper new product definition,

  .  timely completion of design and testing of new products,

  .  achievement of acceptable manufacturing yields and

  .  market acceptance of our products and the products of our customers.

  Although we seek to design products that have the potential to become industry standard products, we cannot assure you that any products introduced by us will be adopted by such market leaders, or that any products initially accepted by our customers that are market leaders will become industry standard products. Both revenues and margins may be materially affected if new product introductions are delayed or if our products are not designed into successive generations of our customers' products. We cannot assure you that we will be able to meet these challenges or adjust to changing market conditions as quickly and cost-effectively as necessary to compete successfully. Our failure to develop and introduce new products successfully could harm our business and operating results.

  Successful product design and development is dependent on our ability to attract, retain and motivate qualified design engineers, of which there is a limited number. Due to the complexity and variety of precision linear and mixed-signal circuits, the limited number of qualified circuit designers and the limited effectiveness of computer-aided design systems in the design of such circuits, we cannot assure you that we will be able to successfully develop and introduce new products on a timely basis.

  Our products are complex and could contain defects, which could reduce sales of those products or result in claims against us.

  Product development in the markets we serve is becoming more focused on the integration of functionality on individual devices. There is a general trend towards increasingly complex products. The greater integration of functions and complexity of operations of our products increase the risk that latent defects or subtle faults could be discovered by our customers or end users after volumes of product have been shipped. This could result in:

  .  material recall and replacement costs for product warranty and support;

  . our customer relationships could also be adversely impacted by the recurrence of significant defects;

  . delay in recognition or loss of revenues, loss of market share or failure to achieve market acceptance; and

  . diversion of the attention of our engineering personnel from our product development efforts.

  The occurrence of any of these problems could result in the delay or loss of market acceptance of our products and would likely harm our business. In addition, any defects or other problems with our products could result in financial or other damages to our customers who could seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.

  The integrated circuit industry is very cyclical and an industry downturn would adversely affect our business.

The integrated circuit industry is characterized by:

  .  rapid technological change;

  .  cyclical market patterns;

  .  significant price erosion;

  .  periods of over-capacity and production shortages;

  .  variations in manufacturing costs and yields; and

  .  significant expenditures for capital equipment and product development.

  The industry has from time to time experienced depressed business conditions. Although the semiconductor industry in recent periods has experienced increased demand and production capacity constraints, we cannot assure you that these conditions will continue. In addition, we cannot assure you that any future downturn in the industry will not be severe or that any such downturn will not have a material adverse effect on our business and results of operations. We cannot assure you that we will not experience substantial period-to-period fluctuations in operating costs due to general semiconductor industry conditions or other factors.

  Any downturn in the markets we serve would harm our business.

  A majority of our products are incorporated into products such as personal computers, mass storage, audio and industrial electronics, and embedded processor products. These markets may from time to time experience cyclical, depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions. Such industry downturns have resulted in reduced product demand and declining average selling prices. Our business would be harmed by any future downturns in the markets that we serve.

  The following sections detail the risks associated with serving these various markets

  There are risks associated with our dependence on the PC market.

  The following are risks associated with our involvement in the PC markets:

  . greatly pronounced demand fluctuations characteristic of our role as a component supplier to PC original equipment manufacturers, or OEMs, and to peripheral device manufacturers;

  . our involvement in the consumer PC market, the most volatile segment of the PC market;

  . increased competition from other IC makers, including Intel Corporation, who plan to incorporate features into or with their microprocessor products which replicate those of our products;

  .  loss of customer base as we refocus on non-PC markets; and

  . as a supplier to manufacturers at different levels of the production chain, our potential dependence on the success of a particular PC OEM due to our inability to accurately identify end-users of our product.

  There are risks associated with serving the magnetic and optical storage markets.

  The following are risks associated with serving the mass storage market:

  . historically dramatic supply and demand fluctuations in the magnetic disk drive market, which is closely linked to growth in the PC market;

  . direct correlation between the competitive nature of the disk drive industry and the price of disk drive components;

  . our dependence on the success of certain 3.5 inch magnetic disk drive products that incorporate our products into their design;

  . our dependence on the successful introduction by our customers of new disk drive products that in turn can be impacted by the timing of customers' transition to new disk drive products;

  . reduced demand for our mass storage products due to recent efforts by certain of our customers to develop their own ICs for mass storage products;

  . our ability to respond effectively to the market trend of integrating hard disk controllers with micro-controllers; and

  . our ability to successfully compete with other firms with greater resources to accomplish the technical obstacles of integration and greater access to the advanced technologies necessary to provide integrated HDD electronic components.

  There are risks related to serving the audio products markets.

  In the audio products market, we have the potential to experience decreased revenues due to

  . decreased average selling prices in the audio IC market due to the PC industry's transition to the AC-link codecs attached to core logic using the multimedia features of the processor and single chip solution;

  . in the PC audio products market, the transition to core logic connected audio and by the introduction of cheaper, fully-integrated, single-chip audio ICs;

  .  aggressive competitive pricing pressures in the audio ICs market; and

  . the inability of our audio products to meet cost or performance requirements of the three-dimensional, spatial-effects audio market.

  There are risks related to serving the precision data conversion market.

  Decreased revenues from sales to the precision mixed-signal products market could be caused by the following:

  . our inability to establish broad sales channels and our failure to develop and maintain a sufficiently broad competitive product line;

  .  customer delays in their product development and introductions ;

  . our inability to reach the marketplace due to the technical complexity of our products and the time requirements for their development; and

  . our inability to attract, hire, and retain scarce analog engineering talent necessary for rapid product development in this market.

  There are risks related to serving the embedded processor products market.

  We could experience decreased revenues from sales of our embedded processor products due to the following factors:

  . increased competition from other semiconductor manufacturers now entering the market due to the increased popularity of consumer goods incorporating embedded processor products, such as portable digital audio players, smart cellular phones, set-top Internet and e-mail access boxes, and personal digital appliances;

  . our inability to meet embedded processor products requirements of an industry that has yet to define product standards;

  .  customer delays in their product development and introductions; and

  . price competition from over 30 other embedded processor products manufacturers who have licensed ARM Ltd. CPU cores, the same CPU core we license, and who will likely produce products around these cores which are very similar to ours.

  Shifts in industry-wide capacity may cause our results to fluctuate and such shifts have resulted and could in the future result in significant inventory write-downs.

  Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. We must order wafers and build inventory well in advance of product shipments. Because the integrated circuit industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence, there is a risk that we will forecast inaccurately and produce excess or insufficient inventories of particular products. This inventory risk is heightened because many of our customers place orders with short lead times. Due to the product manufacturing cycle characteristic of integrated circuit manufacturing and the inherent imprecision by our customers to accurately forecast their demand, product inventories may not always correspond to product demand, leading to shortages or surpluses of certain products. As a result of such inventory imbalances, future inventory write-downs may occur due to lower of cost or market accounting, excess inventory or inventory obsolescence.

  Because foundry capacity is limited we may be required to enter into costly long-term supply arrangements to secure foundry capacity.

  We currently purchase all of our wafers from outside foundries. Market conditions could result in wafers being in short supply and prevent us from having adequate supply to meet our customer requirements. Any prolonged inability to utilize our foundries as a result of fire, natural disaster or otherwise would have a material adverse effect on our financial condition and results of operations. If we are not able to obtain additional foundry capacity as required, our business could be harmed in the following ways:

  . our relationships with our customers would be harmed and consequently our sales would likely be reduced; and

  . we may be forced to purchase wafers or packaging from higher cost suppliers or to pay expediting charges to obtain additional supply

  In order to secure additional foundry capacity, we have entered into contracts that commit us to purchase specified quantities of silicon wafers over extended periods. In fact, during fiscal 1998 and fiscal 1999, the industry experienced an excess in production capacity that we believe, in some cases, resulted in our competitors paying wafer prices which were lower than our cost of production from our manufacturing joint ventures. Consequently, we experienced pressures on our selling prices during fiscal years 1998, 1999 and 2000, which harmed our revenues and reduced our margins. In the future, we may not be able to secure capacity with foundries in a timely fashion or at all, and such arrangements, if any, may not be on terms favorable to us. Moreover, if we are able to secure foundry capacity, we may be obligated to utilize all of that capacity or incur penalties. Such penalties may be expensive and could harm our financial results.

  We are dependent on our subcontractors in Asia to perform key manufacturing functions for us.

  We depend on third party subcontractors in Asia for the supply and packaging of our products. International operations and sales may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, and changes in import/export regulations, tariff and freight rates. Although we seek to reduce our dependence on our sole and limited source suppliers, this concentration of suppliers and manufacturing operations in Asia subjects us to the risks of conducting business internationally, including political and economic conditions in Asia. Any disruption or termination of any of our supply or manufacturing could occur, and such disruptions could harm our business and operating results.

  We have significant international sales and risks associated with our international sales could harm our operating results.

  Export sales, principally to Asia, include sales to U.S-based customers with manufacturing plants overseas, and accounted for approximately 75%, 74% and 53% of our net sales in 2000, 1999 and 1998, respectively. We expect export sales to continue to represent a significant portion of product sales. This reliance on sales internationally subjects us to the risks of conducting business internationally, including political and economic conditions. For example, the financial instability in a given region, such as Asia, may have an adverse impact on the financial position of end users in the region which could impact future orders and/or the ability of such users to pay us or our customers, which could also impact the ability of such customers to pay us. While we expect to carefully evaluate the collection risk related to the financial position of customers and potential customers in structuring the terms of sale, in determining whether to accept sales orders, and in evaluating the recognition of revenue, if a region's volatility harms the financial position of our customers, our results of operations could be harmed. Our international sales operations involve a number of other risks, including:

  .  unexpected changes in regulatory requirements;

  .  changes in diplomatic and trade relationships;

  . delays resulting from difficulty in obtaining export licenses for technology;

  .  tariffs and other barriers and restrictions; and

  .  the burdens of complying with a variety of foreign laws.

  In addition, while we may buy hedging instruments to reduce our exposure to currency exchange rate fluctuations, our competitive position can be affected by the exchange rate of the U.S. dollar against other currencies, particularly the Japanese yen. Consequently, increases in the value of the dollar would increase the price in local currencies of our products in foreign markets and make our products relatively more expensive.

We cannot assure you that regulatory, political and other factors will not adversely affect our operations in the future or require us to modify our current business practices.

  Potential intellectual property claims and litigation could subject us to significant liability for damages and could invalidate our proprietary rights.

  Our success depends on our ability to obtain patents and licenses and to preserve our other intellectual property rights covering our manufacturing processes, products and development and testing tools. We seek patent protection for those inventions and technologies for which we believe such protection is suitable and is likely to provide a competitive advantage to us. Notwithstanding our attempts to protect our proprietary rights, we believe that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees rather than on patent and copyright ownership. We also rely substantially on trade secrets and proprietary technology to protect our technology and manufacturing know-how, and work actively to foster continuing technological innovation to maintain and protect our competitive position.

  Although we are not currently a defendant to any material litigation, the integrated circuit industry is characterized by frequent litigation regarding patent and other intellectual property rights. We cannot assure you that any patent owned by us will not be invalidated, circumvented or challenged, that rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. We cannot assure you that steps taken by us to protect our intellectual property will be adequate or that our competitors will not independently develop or patent substantially equivalent or superior technologies.

  As is typical in the semiconductor industry, we and our customers have from time to time received, and may in the future receive, communications from third parties asserting patents, maskwork rights, or copyrights on certain of our products and technologies. Although we are not currently a defendant to any material litigation, in the event a third party were to make a valid intellectual property claim and a license was not available on commercially reasonable terms, our operating results could be harmed. Litigation, which could result in substantial cost to us and diversion of our resources, may also be necessary to defend us against claimed infringement of the rights of others. An unfavorable outcome in any such suit could have an adverse effect on our future operations and/or liquidity.

  Strong competition in the high-performance integrated circuit market may harm our business.

  The high-performance integrated circuit industry is highly competitive and subject to rapid technological change. Significant competitive factors in our markets include:

  .  product features, reliability, performance and price;

  .  the diversity and timing of new product introductions;

  .  the emergence of new computer standards and other customer systems;

  .  product quality;

  .  efficiency of production; and

  .  customer support.

  Because of shortened product life cycles and even shorter design-in cycles, our competitors have increasingly frequent opportunities to achieve design wins in next generation systems. In the event that competitors succeed in supplanting our products, our market share may not be sustainable and net sales, gross margin, and results of operations would be adversely affected. Our principal competitors include: Analog Devices, Applied Micro Devices, Atmel, Burr-Brown, Creative Technologies, ESS Technologies, Intel, Linear Technology, Lucent Technologies, Motorola, ST Microelectronics, Texas Instruments and Yamaha; many of whom have substantially greater financial and other resources than we do with which to pursue engineering, manufacturing, marketing and distribution of their products. We expect intensified competition from emerging companies and from customers who develop their own integrated circuit products. Increased competition could adversely affect our business. We cannot assure you that we will be able to compete successfully in the future or that competitive pressures will not adversely affect our financial condition and results of operations. Competitive pressures could reduce market acceptance of our products and result in price reductions and increases in expenses that could adversely affect our business and our financial condition.

  In addition, our future success depends, in part, upon the continued service of our key engineering, marketing, sales, manufacturing, support, and executive personnel, and on our ability to continue to attract, retain, and motivate qualified personnel. The competition for such employees is intense, and the loss of the services of one or more of these key personnel could adversely affect our business.

OUR FINANCIAL RESULTS ARE SENSITIVE TO SECURITIES PRICES, INCLUDING OUR OWN

  In connection with the restructuring of the MiCRUS joint venture, we issued
2.4 million shares of our common stock in April of 2000. We made guarantees to IBM regarding the market value of that stock in future periods, and as a result, our earnings may be adversely affected in future periods by declines in the market price of our stock.

  As of March 25, 2000, we own approximately 0.3 million shares of common stock in Phone.com, Inc. with a market value of $47.5 million. During February of 2000, we sold 0.3 million call options in Phone.com for a premium of $5.1 million with an average exercise price of approximately $125 per share. The fair value of our holdings in Phone.com stock will fluctuate as the stock price of Phone.com fluctuates. The fair value of our holdings in Phone.com as of April 25, 2000 was $20.4 million.

YEAR 2000 UPDATE

  To date there has been no negative impact to our business as a result of the Year 2000 date change. We will continue to monitor date issues going forward but do not anticipate that such issues will affect our business in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURE

  We are exposed to market risks associated with interest rate and currency movements on market securities, outstanding debt and non-U.S. dollar denominated assets and liabilities. We assess these risks on a regular basis and has established policies to protect against the adverse effects of these and other potential exposures. All of the potential changes noted below are based on sensitivity analysis performed on our financial position at March 25, 2000. Actual results may differ materially.

  At March 25, 2000, our marketable securities consist of short-term, fixed rate securities and long term debt, of which the majority represents convertible subordinated notes bearing interest at a fixed rate. An immediate 10% change in interest rates would not have a material effect on either our debt or investment portfolios, and would also have no material impact on the results of operations.

  A majority of the our revenue and spending is transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily Japanese yen. We attempt to limit our exposure to changing foreign exchange rates through financial market instruments. Short-term exposures to changing foreign exchange rates are managed by financial market transactions, principally through the purchase of both forward foreign exchange contracts and put and call options in order to hedge certain firm commitments denominated in foreign currencies. Our foreign exchange policy also authorizes the use of hybrid foreign exchange products that combine elements of both options and forward contracts. We will enter into contracts that are most attractive to our hedging position in the market at the time of execution. Any contracts executed by us are denominated in the same currency as the underlying transaction (primarily Japanese yen) and the terms of the contracts generally match the underlying transactions. The effect of an immediate 10% change in exchange rates would not have a material effect on our financial condition or results of operations.

  Our foreign exchange policy allows for the use of forward and options contracts, as well as hybrids of these instruments, to hedge our foreign currency exposures. The majority of our hedging transactions are considered cash flow hedges and do not qualify for hedge accounting treatment. As currently anticipated under Statement of Financial Accounting Standards No. 133, these instruments would be classified as derivatives and recorded at fair value. As previously stated, the most common form of instruments used by us are forward contracts and options, primarily denominated in Japanese yen. We actively pursue options using a "zero cost" strategy where there is no operations impact to the execution of the underlying transaction. The options are then "marked to market" on a monthly basis based upon fluctuations of the underlying currency in relation to the U. S. dollar, and the gains or losses are reflected in operations. Upon termination of the derivative instrument, the cumulative gain or loss is included in operations. Forward foreign currency exchange contracts receive similar treatment. There were no open hedges at March 25, 2000.

  From time to time we may hedge our foreign currency exposures, primarily Japanese yen denominated sales. We repatriate these amounts on a quarterly or monthly basis, depending on underlying accounts receivable collections. Foreign currency exchange contracts are entered into at the beginning of each fiscal quarter in order to hedge these transactions and typically expire at the end of each fiscal quarter. The transactions are marked to market, monthly and the cumulative gains or losses are recognized during the quarter operations. In the event that the anticipated transaction did not occur, options contracts would expire with a negative impact to operations. However, to the extent that we did not have like amounts of foreign currency in an offshore foreign exchange account, forward contracts would require us to purchase any deficient amount of the underlying currency at spot market rates in order to settle with our financial institution counter-party. Any gains or losses from these types of transactions would be reflected in operations. We believe that the impact of these types of occurrences would have an immaterial effect on our operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Thousands, except per share amounts)

                                                     Fiscal years ended
                                                -------------------------------
                                                March 25,  March 27,  March 28,
                                                  2000       1999       1998
                                                ---------  ---------  ---------
Net sales...................................... $ 564,400  $ 628,105  $ 954,270
Costs and expenses, gain on sale of assets and
 other, net
 Cost of sales.................................   349,720    703,029    605,484
 Research and development......................   111,755    130,347    179,552
 Selling, general and administrative...........    89,949     98,275    117,273
 Gain on sale of assets, net...................        --     (3,988)   (20,781)
 Restructuring costs and other, net............   125,612     80,505     14,464
 Acquired in-process research and development
  expenses.....................................     8,013         --         --
 Abandonment of assets charge..................    12,201         --         --
                                                ---------  ---------  ---------
  Total costs and expenses, gain on sale of
   assets and other, net.......................   697,250  1,008,168    895,992
                                                ---------  ---------  ---------
Income (loss) from operations..................  (132,850)  (380,063)    58,278
Interest expense...............................   (23,754)   (22,337)   (27,374)
Interest income................................     8,096     16,786     19,893
Realized gain on the sale of marketable equity
 securities....................................    92,463         --         --
Other income...................................     8,949      4,242      5,206
                                                ---------  ---------  ---------
Income (loss) before provision (benefit) for
 income taxes..................................   (47,096)  (381,372)    56,003
Provision for income taxes.....................        --     46,031     19,510
                                                ---------  ---------  ---------
Net income (loss).............................. $ (47,096) $(427,403) $  36,493
                                                =========  =========  =========
Net income (loss) per share:
 Basic......................................... $   (0.77) $   (6.77) $    0.54
                                                =========  =========  =========
 Diluted....................................... $   (0.77) $   (6.77) $    0.52
                                                =========  =========  =========
Weighted average common shares outstanding:
 Basic.........................................    61,554     63,149     67,333
 Diluted.......................................    61,554     63,149     69,548


                            See accompanying notes.

                          CONSOLIDATED BALANCE SHEETS
                     (Thousands, except per share amounts)

                                                           March 25,  March 27,
                                                             2000       1999
                                                           ---------  ---------
                          Assets
Current assets:
  Cash and cash equivalents............................... $ 144,034  $144,457
  Restricted cash.........................................    57,173    86,277
  Short-term investments..................................        --    74,616
  Marketable equity securities............................    48,077        --
  Accounts receivable, less allowance for doubtful
   accounts of $3,870 in 2000 and $9,296 in 1999..........    94,672    66,063
  Inventories, net........................................    53,288    40,262
  Other current assets....................................    23,421    19,039
                                                           ---------  --------
    Total current assets..................................   420,665   430,714
Property and equipment, at cost:
  Machinery and equipment.................................   159,404   149,828
  Furniture and fixtures..................................    11,903    16,046
  Leasehold improvements..................................    20,063    20,401
                                                           ---------  --------
                                                             191,370   186,275
  Less accumulated depreciation and amortization..........  (156,640) (138,251)
                                                           ---------  --------
    Property and equipment, net...........................    34,730    48,024
Investment in joint ventures..............................        --    14,000
Deposits and other assets.................................    49,437    39,892
                                                           ---------  --------
                                                           $ 504,832  $532,630
                                                           =========  ========
          Liabilities and Net Capital Deficiency
Current liabilities:
  Accounts payable........................................ $  87,970  $ 64,707
  Accounts payable--joint ventures........................        --   102,268
  Accrued salaries and benefits...........................    12,578    13,724
  Current maturities of long-term debt and capital lease
   obligations............................................    12,829    23,076
  Income taxes payable....................................    40,193    36,593
  Deferred revenues.......................................    13,989     9,232
  Other accrued liabilities...............................    16,030    17,102
                                                           ---------  --------
    Total current liabilities.............................   183,589   266,702
Capital lease obligations.................................       321     1,457
Long-term debt............................................     3,147    12,960
Other long-term liabilities...............................     2,477     9,231
Convertible subordinated notes............................   299,000   300,000
Commitments and contingencies
Stock issued under the restructuring agreement with IBM...    32,000        --
Net capital deficiency
  Convertible preferred stock, $0.001 par value; 5,000
   shares authorized, none issued.........................        --        --
  Common stock, $0.001 par value, 280,000 shares
   authorized, 63,306 shares issued and outstanding in
   2000 and 60,103 in 1999................................        63        60
  Additional paid-in capital..............................   367,952   327,601
  Accumulated deficit.....................................  (431,001) (383,905)
  Accumulated other comprehensive income (loss)...........    47,284    (1,476)
                                                           ---------  --------
    Total net capital deficiency..........................   (15,702)  (57,720)
                                                           ---------  --------
                                                           $ 504,832  $532,630
                                                           =========  ========

                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (THOUSANDS)

                                               MARCH 25,  MARCH 27,  MARCH 28,
                                                 2000       1999       1998
                                               ---------  ---------  ---------
Cash flows from operating activities:
 Net income (loss)............................ $ (47,096) $(427,403) $  36,493
 Adjustments to reconcile net income (loss) to
  net cash (used in) provided by operating
  activites:
 Depreciation and amortization................    32,218     62,281     71,869
 Deferred tax asset valuation allowance.......       --      46,698        --
 Non-cash portion of restructuring charges....    30,768     52,147      4,405
 Write-off and write-down of property and
  equipment...................................    12,201      5,029        --
 Write-off of manufacturing payments and
  advances for equipment and leasehold
  improvements to joint ventures..............       --     188,386        --
 Gain on sale of assets.......................       --      (3,988)   (11,082)
 Acquired in-process research and development
  expenses....................................     8,013        --         --
 Gain on sale of marketable equity
  securities..................................   (92,463)       --         --
 Compensation related to the issuance of
  certain employee stock options and
  restricted stock............................     4,008      1,781        493
 Changes in operating assets and liabilities:
  Accounts receivable.........................   (28,338)    36,963     66,411
  Inventories.................................   (12,856)    54,936     21,574
  Funds received for joint venture equipment
   leased, net................................       --      32,676     14,886
  Deferred tax and other assets...............    (4,062)    (5,149)     2,566
  Accounts payable............................   (79,418)   (38,221)   (21,034)
  Accrued salaries and benefits...............    (4,128)   (29,130)    11,449
  Income taxes payable........................     3,600     (1,460)     6,794
  Other accrued liabilities...................    (1,837)     8,886    (11,685)
                                               ---------  ---------  ---------
Net cash (used in) provided by operations.....  (179,390)   (15,568)   193,139
                                               ---------  ---------  ---------
Cash flows from investing activities:
 Purchase of available for sale investments...       --    (215,405)  (370,794)
 Proceeds from sale of short term
  investments.................................    74,616    266,167    433,631
 Proceeds from sale of equity investments.....    92,956        --         --
 Proceeds from sale of assets, net............       --       4,273     16,142
 Proceeds from termination of UMC agreement...       --         --      20,543
 (Increase) decrease in manufacturing
  agreements and investment in joint venture..    14,000     (7,500)   (44,500)
 Additions to property and equipment..........    (8,412)   (12,665)   (27,639)
 Increase in deposits and other assets........   (18,558)   (20,521)   (12,294)
 Cash acquired from AudioLogic, Inc.
  acquisition, net of cash costs..............       841        --         --
 (Increase) decrease in restricted cash.......    29,104    (46,040)   (40,237)
                                               ---------  ---------  ---------
Net cash (used in) provided by investing
 activities...................................   184,547    (31,691)   (25,148)
                                               ---------  ---------  ---------
Cash flows from financing activities:
 Borrowings on long-term debt.................       --         --       5,980
 Payments on long-term debt...................   (20,854)   (21,287)   (21,124)
 Payments on capital lease obligations........    (1,542)    (5,508)   (12,363)
 Borrowings on short-term debt................       200        --         --
 Issuance of common stock, net of issuance
  costs.......................................    16,616     11,412     15,160
 Repurchase and retirement of common stock....       --    (100,085)       --
                                               ---------  ---------  ---------
Net cash used in financing activies...........    (5,580)  (115,468)   (12,347)
                                               ---------  ---------  ---------
Net (decrease) increase in cash and cash
 equivalents..................................      (423)  (162,727)   155,644
Cash and cash equivalents at beginning of
 year.........................................   144,457    307,184    151,540
                                               ---------  ---------  ---------
Cash and cash equivalents at end of year...... $ 144,034  $ 144,457  $ 307,184
                                               =========  =========  =========
Non-cash investing and financing activities:
 Acquisition of AudioLogic, Inc. for common
  stock....................................... $  22,712  $     --   $     --
Cash payments (refunds) for:
 Interest..................................... $  22,641  $  23,724  $  26,878
 Income taxes.................................    (3,600)     1,116      7,022

                            See accompanying notes.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (NET CAPITAL DEFICIENCY)
                        Three Years Ended March 25, 2000
                                  (Thousands)

                                                      Retained    Accumulated
                          Common Stock   Additional   Earnings       Other
                          --------------  Paid-in   (Accumulated Comprehensive
                          Shares  Amount  Capital     Deficit)   Income (loss)  Total
                          ------  ------ ---------- ------------ ------------- --------
Balance, March 29,
 1997...................  66,156   $66    $352,411   $  52,936      $(1,216)   $404,197
Components of
 comprehensive
 income (loss):
Net income..............     --    --          --       36,493          --       36,493
Change in unrealized
 loss on foreign
 currency translation
 adjustments............     --    --          --          --          (492)       (492)
                                                                               --------
Total comprehensive
 income (loss)..........     --    --          --          --           --       36,001
                                                                               --------
Issuance of stock under
 stock plans............   2,019     2      15,650         --           --       15,652
Compensation related to
 the issuance of certain
 employee options.......     --    --          493         --           --          493
                          ------   ---    --------   ---------      -------    --------
Balance, March 28,
 1998...................  68,175    68     368,554      89,429       (1,708)    456,343
Components of
 comprehensive
 income (loss):
Net loss................     --    --          --     (427,403)         --     (427,403)
Change in unrealized
 gain on foreign
 currency translation
 adjustments............     --    --          --          --           232         232
                                                                               --------
Total comprehensive
 income (loss)..........     --    --          --          --           --     (427,171)
                                                                               --------
Issuance of stock under
 stock plans............   1,636     2      11,410         --           --       11,412
Repurchase of Common
 Stock..................  (9,708)  (10)    (54,144)    (45,931)         --     (100,085)
Compensation related to
 the issuance of certain
 employee options.......     --    --        1,781         --           --        1,781
                          ------   ---    --------   ---------      -------    --------
Balance, March 27,
 1999...................  60,103    60     327,601    (383,905)      (1,476)    (57,720)
Components of
 comprehensive
 income (loss):
Net loss................     --    --          --      (47,096)         --      (47,096)
Unrealized gain on
 marketable equity
 securities.............     --    --          --          --        47,820      47,820
Change in unrealized
 gain on foreign
 currency translation
 adjustments............     --    --          --          --           940         940
                                                                               --------
Total comprehensive
 income (loss)..........     --    --          --          --           --        1,664
Issuance of stock under
 stock plans............   1,993     2      16,614         --           --       16,616
Issuance of stock for
 acquisition of
 AudioLogic, Inc........   1,210     1      22,711         --           --       22,712
Compensation related to
 the issuance of certain
 employee options.......     --    --        1,026         --           --        1,026
                          ------   ---    --------   ---------      -------    --------
Balance, March 25,
 2000...................  63,306   $63    $367,952   $(431,001)     $47,284    $(15,702)
                          ======   ===    ========   =========      =======    ========

                            See accompanying notes.

                              CIRRUS LOGIC, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

  Cirrus Logic, Inc. (the "Company") designs and manufactures integrated circuits that employ precision linear and advanced mixed-signal processing technologies. Our products, sold under our own name and the Crystal, Maverick, and 3Ci product brands, enable system-level applications in the analog, Internet, and magnetic storage markets.

  In February 1999, the Company was reincorporated in the State of Delaware. The accompanying consolidated financial statements have been retroactively restated to give effect to the reincorporation.

  In September 1998, we announced a program to restructure our business to fully concentrate on our precision linear and mixed-signal positions in the analog, Internet, and magnetic storage markets. During fiscal 1999, we recorded restructuring charges of approximately $390 million, of which charges to cost of sales included $188 million related to asset impairment, $90 million related to wafer purchase commitment charges and $35 million related to inventory write-downs. In addition, we recorded charges of $78 million related to severance and related benefits along with facilities scale back and other costs in restructuring costs and other, net. During fiscal 2000, we completed the restructuring activities and recorded net charges totaling $126.6 million, $1 million of which is in cost of sales, primarily as a result of divesting our interests in our manufacturing joint ventures. See Note 12.

CONSOLIDATION AND FOREIGN CURRENCY TRANSLATION

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Accounts denominated in foreign currencies have been remeasured in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," using the U.S. dollar as the functional currency. Translation adjustments relating to Cirrus Logic K.K. and eMicro Corporation, whose functional currencies are the Japanese yen and Singapore dollar, respectively, are included as components of stockholders' equity and comprehensive income (loss).

CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS

  Cash equivalents and restricted cash consist primarily of overnight deposits, commercial paper, U.S. Government Treasury and Agency instruments, and money market funds with original maturities of three months or less at date of purchase. Short-term debt investments have original maturities greater than three months and consist of U.S. Government Treasury and Agency instruments, municipal bonds, certificates of deposit and commercial paper.

SHORT-TERM INVESTMENTS: HELD-TO-MATURITY AND AVAILABLE-FOR-SALE

  We determine the appropriate classification of marketable debt and equity securities at the time of purchase as either held-to-maturity, trading or available-for-sale and reevaluate such designation as of each balance sheet date. We have classified all marketable securities for fiscal 2000 and fiscal 1999 as available for sale.

  Held-to-maturity debt securities are stated at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income. Held-to-maturity securities include only those securities we have the positive intent and ability to hold to maturity.

  Securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities, which include investments in marketable equity securities, are carried at fair value, with unrealized gains and losses, net of tax, included as a component of stockholders' equity and comprehensive income (loss). Realized gains and losses, declines in value judged to be other than temporary, and interest on available-for-sale securities are included in net income.

Foreign Exchange Contracts

  We may enter into foreign currency forward exchange and option contracts to hedge certain of our foreign currency transaction, translation and remeasurement exposures. Our accounting policies for some of these instruments are based on our designation of such instruments as hedging transactions. Instruments not designated as a hedge transaction are "marked to market" at the end of each accounting period. The criteria we use for designating an instrument as a hedge include effectiveness in exposure reduction and one-to-one matching of the derivative financial instrument to the underlying transaction being hedged. Gains and losses on foreign currency exchange and option contracts that are designated and effective as hedges of existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset. Gains and losses on foreign currency option contracts that are designated and effective as hedges of transactions, for which a firm commitment has been attained, are deferred and recognized in income in the same period that the underlying transactions are settled.

  From time to time we may hedge our foreign currency exposures, primarily Japanese yen denominated sales. We repatriate these amounts on a quarterly or monthly basis, depending on underlying accounts receivable collections. Foreign currency exchange contracts are entered into at the beginning of each fiscal quarter in order to hedge these transactions and typically expire at the end of each fiscal quarter. The transactions are marked to market, monthly, and the cumulative gains or losses are recognized in net income for the quarter. In the event that the anticipated transaction did not occur, options contracts would expire with a negative impact to operations. However, to the extent that we did not have like amounts of foreign currency in our offshore foreign exchange account, forward contracts would require us to purchase any deficient amount of the underlying currency at spot market rates in order to settle with our financial institution counter-party. Any gains or losses from these types of transactions would be reflected in operations.

  During fiscal 2000, 1999 and 1998, we purchased foreign currency option contracts to hedge certain yen denominated net balance sheet accounts and sales. As of March 25, 2000, we did not have any foreign exchange contracts outstanding. As of March 27, 1999, we had two option contracts outstanding denominated in Japanese yen, both with exercise dates on June 25, 1999. We purchased an option from the bank to sell 1.8 million yen to the bank for $15.0 million on the exercise date. We also sold an option to the bank to purchase 0.9 million yen from us for $7.5 million on the same exercise date. As of March 28, 1998, we had foreign currency forward exchange and option contracts outstanding denominated in Japanese yen for approximately $15.6 million.

  While the contract amounts provide one measure of the volume of the transactions outstanding at March 25, 2000 and March 27, 1999, they do not represent the amount of our exposure to credit risk. Our exposure to credit risk (arising from the possible inability of the counterparties to meet the terms of their contracts) is generally limited to the amount, if any, by which the counterparty's obligations exceed our obligations.

  Transaction gains and losses were not material in fiscal 2000, 1999, and 1998.

Concentration of Credit Risk

  Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, foreign currency exchange contracts and trade accounts receivable. We are exposed to credit risk to the extent of the amounts recorded on the balance sheet. By policy, we place our cash equivalents and short term investments and foreign currency exchange contracts only with high credit quality financial institutions and, other than U.S. Government Treasury instruments, limit the amounts invested in any one institution or in any type of instrument. We perform ongoing credit evaluations of our customers' financial condition, limit our exposure to accounting losses by limiting the amount of credit extended whenever deemed necessary, utilize letters of credit where appropriate and available and generally do not require collateral. We sell a significant amount of products in the Pacific Rim and Japan. Our exposure to risk with Asian customers has been largely mitigated through the use of letters of credit.

INVENTORIES

  We use the lower of cost or market method to value our inventories. One of the factors we consistently evaluate in application of this method is the extent to which products are accepted into the marketplace. By policy, we evaluate market acceptance based on known business factors and conditions by comparing forecasted customer unit demand for our products over a specific future period or demand horizon to quantities on hand at the end of each accounting period.

  On a quarterly and annual basis, we analyze inventories on a part-by-part basis. Inventory quantities on hand in excess of forecasted demand, as adjusted by management, are considered to have reduced market value and, therefore, the cost basis is adjusted to the lower of cost or market. Typically, market value for excess or obsolete inventories is considered to be zero. The short product life cycles and the competitive nature of the industry are factors considered in the estimation of customer unit demand at the end of each quarterly accounting period.

  Inventories are comprised of the following (in thousands):

                                                             MARCH 25, MARCH 27,
                                                               2000      1999
                                                             --------- ---------
        Work-in process.....................................  $44,539   $25,165
        Finished goods......................................    8,749    15,097
                                                              -------   -------
                                                              $53,288   $40,262
                                                              =======   =======

  During fiscal 1999, we recorded $34.5 million of charges to cost of sales for inventory write-downs associated with products being phased out in connection with our 1999 restructuring plan.

OTHER CURRENT ASSETS

  At March 25, 2000 our other current assets included approximately $1.5 million of employee receivables and $4.0 million of accounts receivable from Basis Communications Corporation, a related party.

PROPERTY AND EQUIPMENT

  Property and equipment is recorded at cost. Depreciation and amortization is provided on a straight-line basis over estimated useful lives ranging from three to five years, or over the life of the lease for equipment under capitalized leases, if shorter. Leasehold improvements are amortized over the term of the lease or their estimated useful life, whichever is shorter. Depreciation expense for fiscal years 2000, 1999 and 1998 was $27,782,000, $36,967,000 and $48,328,000 , respectively.

LONG-LIVED ASSETS

  In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," we recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. We measure any impairment loss by comparing the fair value of the asset to its carrying amount. We estimate fair value based on discounted future cash flows. See Note 12 for additional discussion of impairment charges relating to manufacturing supply agreements and equipment and leasehold advances.

WAFER PURCHASE COMMITMENTS

  We have firm commitments to purchase wafers from third party suppliers. We estimate our wafer needs on an ongoing basis and in certain cases may reduce our wafer purchase commitments by selling a portion of our committed wafer capacity to others or allowing third parties to utilize our available wafer starts under our wafer purchase commitments. Our ability to adjust short-term production mix and volume throughput at our third party suppliers is limited by contract, and changes within six months of manufacturing start dates are difficult to make given order lead times, set-up times, design cycle times, manufacturing cycle times, and customer and foundry qualification times. If our firm wafer purchase commitments exceed our wafer needs and we are unable to sell the excess to others, we accrue losses on firm wafer purchase commitments in excess of estimated wafer needs over the short-term (six months) to the extent they would result in inventory losses were the Company to fulfill the commitment and take delivery of the inventory. During fiscal 1999 and 1998, we accrued and expensed estimated losses under wafer purchase commitments of $90.3 million and $53.0 million, respectively. As of March 27, 1999 we had accruals for charges incurred and estimated losses under wafer purchase commitments of $74.5 million. We did not have a similar accrual as of March 25, 2000 because we estimate we will be able to utilize the lower purchase commitment under our renegotiated supply agreements with our former joint venture partners (See Note 12).

Revenue Recognition

  Revenue from product sales direct to customers is recognized upon shipment. Certain of our sales are made to distributors under agreements allowing certain rights of return and price protection on products unsold by distributors. Accordingly, we defer revenue and gross profit on such sales until the product is sold by the distributors.

  Revenues in fiscal 1998 include $60.0 million from two patent cross-license agreements under which we have no ongoing obligations. These revenues were recognized in fiscal 1998 upon the execution of the agreements.

Advertising Expense

  The cost of advertising is expensed as incurred. Advertising costs were $2.2 million, $3.3 million and $4.9 million in fiscal years 2000, 1999, and 1998, respectively.

Other Income

  Other income for fiscal 2000 includes $5.6 million from the release of a wafer purchase accrual previously established in connection with the sale of a technology license due to lower wafer demand than was previously forecasted. Also included in other income is a $3.1 million reduction of a liability associated with our stock issued as part of the divestiture of the MiCRUS manufacturing joint venture. (See Note 12).

  In fiscal 1999, other income includes gains on the disposal of certain investments in common stock and foreign currency transaction gains. In fiscal 1998, other income includes gains on the disposal of certain investments in common stock and foreign currency transaction gains, which were somewhat offset by certain legal settlements.

Stock-based Compensation

  We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for our fixed cost stock option plans or our associated stock purchase plan when the exercise price is equal to the fair value on the date of grant. We provide additional pro forma disclosures as required under Statement of Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" (See Note 14).

Income Taxes

  In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", ("SFAS 109") deferred income taxes are provided for the temporary differences between the basis of assets and liabilities, for financial reporting purposes and for income tax return purposes.

Net Income Per Share

  Basic and diluted net income (loss) per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share".

  The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

                                                  MARCH    MARCH 27,  MARCH 28,
                                                 25, 2000    1999       1998
                                                 --------  ---------  ---------
Numerator:
 Net income (loss).............................. $(47,096) $(427,403)  $36,493
                                                 ========  =========   =======
Denominator:
 Denominator for basic net income (loss) per
  share--weighted-average shares................   61,554     63,149    67,333
 Dilutive common stock equivalents, using trea-
  sury stock method.............................      --         --      2,215
                                                 --------  ---------   -------
 Denominator for diluted net income (loss) per
  share.........................................   61,554     63,149    69,548
                                                 ========  =========   =======
Basic net income (loss) per share............... $  (0.77) $   (6.77)  $  0.54
                                                 ========  =========   =======
 Diluted net income (loss) per share............ $  (0.77) $   (6.77)  $  0.52
                                                 ========  =========   =======

  Incremental common shares attributable to the exercise of outstanding options of 2,298,000, 5,836,000, and 1,546,000 shares as of March 25, 2000,
March 27, 1999 and March 28, 1998, respectively, were excluded from the computation of diluted net income (loss) per share because the effect would be antidilutive.

  As of March 25, 2000, the Company had outstanding convertible notes to purchase approximately 12,387,000 shares of common stock that were not included in the computation of diluted net income (loss) per share because the effect would be antidilutive. Additionally, 2,314,000 shares issued as part of the divestiture of the MiCRUS manufacturing joint venture (See Note 12) were excluded from the computation of diluted net loss per share for the year ended March 25, 2000 because the effect would be anti-dilutive.

RECLASSIFICATIONS

  Certain reclassifications have been made to the 1999 and 1998 financial statements to conform to the 2000 presentation. Such reclassifications had no effect on the results of operations or stockholders' equity.

2. RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued and is effective for us no later than April 1, 2001. At this time, due to the options available under SFAS 133, we have not determined the full impact it will have on our earnings or financial condition.

  In March 1999, we adopted Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" which was issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements". We will report the cumulative effect of a change in accounting principle in the first quarter of fiscal 2001 to reflect our adoption of new revenue recognition policies as a result of this guidance. In the past, we have recognized revenue on international shipments when the products are shipped. Title to inventory for most of our international shipments passes upon arrival at the port of destination. Effective with the first quarter of fiscal 2001, we will recognize revenue on international shipments based on passage of title rather than on the date of shipment, which has been our historical method.

3. GAIN ON SALE OF ASSETS

  Gain on sale of assets in fiscal 1999 includes $2.2 million relating to the recovery of a holdback from the fiscal 1997 sale of the Infrastructure Product Group of our Pacific Communication Sciences, Inc. ("PCSI") subsidiary to ADC Telecommunications, Inc.

  In the third quarter of fiscal 1998, we sold our Nuera Communications, Inc. subsidiary for cash proceeds of approximately $21.5 million ($16.1 million net of $5.4 million of Nuera's own cash) and recorded a gain of approximately $11.1 million. Gain on sale of assets in fiscal 1998 also includes the reversal of $9.7 million that had previously been accrued for losses on facilities commitments in connection with the sale and shut down of the operating divisions of PCSI in the fourth quarter of fiscal 1997.

4. FINANCIAL INSTRUMENTS

FAIR VALUES OF FINANCIAL INSTRUMENTS

  We used the following methods and assumptions to estimate our fair value disclosures for financial instruments:

  Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

  Investment securities: The fair values for marketable debt and equity securities are based on quoted market prices.

  Foreign currency exchange and option contracts: We estimated the fair values of our foreign currency exchange forward and option contracts based on quoted market prices of comparable contracts, adjusted through interpolation where necessary for maturity differences.

  Long-term debt: We estimated the fair value of long-term debt based on estimated current interest rates for debt instruments with similar terms and remaining maturities. We based the fair value of the subordinated notes upon quoted market prices.

  The carrying amounts and fair values of our financial instruments at March 25, 2000 are as follows (in thousands):

                                                              CARRYING   FAIR
                                                               AMOUNT   VALUE
                                                              -------- --------
      Cash................................................... $148,238 $148,238
      Investment securities:
       Commercial paper......................................   30,205   30,398
       Certificates of Deposit...............................      --       --
       US Government Agency instruments......................   22,764   22,949
       Municipal Bond........................................      --       --
       Marketable equity securities..........................   48,077   48,077
      Long-term debt.........................................  315,297  318,695

  The carrying amounts and fair values of our financial instruments at March 27, 1999 are as follows (in thousands):

                                                              CARRYING   FAIR
                                                               AMOUNT   VALUE
                                                              -------- --------
      Cash................................................... $127,621 $127,621
      Investment securities:
       Commercial paper......................................  101,333  101,333
       Certificates of Deposit...............................   30,043   30,032
       US Government Agency instruments......................   26,053   26,011
       Municipal Bond........................................   20,300   20,300
      Long-term debt.........................................  337,493  243,904

INVESTMENTS

  At March 25, 2000, all available-for-sale debt securities have contractual maturities of less than one year. Gross realized and unrealized gains and losses on all classes of debt securities were immaterial at and for the periods ended March 25, 2000 and March 27, 1999. Unrealized gains on marketable equity securities were $48 million at March 25, 2000 and $0 at March 27, 1999.

5. USE OF ESTIMATES AND CONCENTRATIONS OF OTHER RISKS

  Our financial statements are prepared in accordance with accounting principles generally accepted in the United States which may require the use of management estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used for, but not limited to, the accounting for doubtful accounts, inventory reserves, depreciation and amortization, sales returns, taxes and contingencies. Actual results could differ from these estimates which include the following risks and uncertainties:

  INVENTORIES. We produce inventory based on orders received and forecasted demand. We must order wafers and build inventory well in advance of product shipments. Because our markets are volatile and subject to rapid technology and price changes, there is a risk that we will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because many of our customers place orders with short lead times. Demand will differ from forecasts and such differences may have a material effect on actual results of operations.

  WAFER PURCHASE COMMITMENTS. We have firm commitments to purchase wafers from our suppliers and will accrue losses to the extent firm wafer purchase commitments exceed our estimated wafer needs for the next six months. We continuously forecasts our estimated wafer needs. However, there is a risk that our ultimate wafer purchases will differ from our forecasted wafer needs. Accordingly, the amount of the accrual may differ from the actual liability for losses under the wafer purchase commitments and such differences may have a material effect on actual results of operations.

6. ACQUISITION OF AUDIOLOGIC, INC.

  On July 27, 1999, we completed the acquisition of AudioLogic, Inc. ("AudioLogic"), a Colorado-based company specializing in low power mixed-signal integrated circuit design. The acquisition was completed through a stock-for-stock transaction whereby each share of AudioLogic was exchanged for
0.3006 shares of Cirrus Logic, Inc. common stock. Using the same ratio, each outstanding, unexercised option in AudioLogic granted under the AudioLogic, Inc. 1992 Stock Option Plan was exchanged for an option to purchase the common stock of Cirrus Logic, Inc.

  As part of the stock transaction, we guaranteed that the value of the shares and unexercised options will be at least $25 million at the one-year anniversary of the closing, July 27, 2000. To the extent that the value of the shares issued is less than $25 million on July 27, 2000, we may settle the difference in cash or additional shares. We valued the per share consideration paid for AudioLogic based on the price of our stock on the closing date of the transaction combined with the discounted difference between the guaranteed price per share and the price per share on the closing date. Also included in the calculation of total consideration is the fair value of the assumed options and estimated transaction costs.

  The total purchase price of $22.9 million was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates as follows: (in thousands)

      Fair value of tangible net assets................................ $ 1,213
      Existing technology..............................................   6,353
      Existing agreements..............................................   4,100
      Covenants not-to-compete.........................................   1,900
      Trademark........................................................     700
      Assembled workforce..............................................     600
      In-process technology............................................   8,013
                                                                        -------
      Total assets acquired............................................ $22,879
                                                                        =======

 Existing Technology

  To determine the value of the existing technology we discounted the expected future cash flow attributable to the existing technology, taking into account risks related to the characteristics and applications of the technology, existing and future markets, and assessment of the life cycle stage of the technology.

 Existing Agreements

  We based the valuation of AudioLogic's existing agreements on the discounted net cash flow expected to be realized from licensing revenues and product sales anticipated under the agreements.

 Covenants Not-to-Compete

  We valued the agreements signed between Cirrus and certain members of AudioLogic's management team establishing covenants not-to-compete based on assessing the differential cash flows expected from competition in the absence of these agreements. The key differential drivers are expected future lost revenue and incremental research and development costs.

 Trademark

  We valued the AudioLogic trademark based on a discounted cost-savings approach using an assumed royalty rate which is customary for the semiconductor industry.

 Assembled workforce

  We estimated the value of the assembled workforce by evaluating the workforce in place at the acquisition date and utilized the cost approach to estimate the value of replacing the workforce. Costs considered in replacing the workforce included costs to recruit and interview candidates, as well as the cost to train new employees.

 In-Process Research and Development

  We estimated that $8.0 million of the purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, we expensed this amount in the second quarter of fiscal year 2000 following consummation of the acquisition. We estimated the value assigned to purchased in-process technology by identifying research projects in areas for which technological feasibility had not been achieved using appropriate income based valuation methodologies. We determined the value by calculating the estimated stage of completion (expressed as a percentage of completion) for each project, applying the percentage to the expected net cash flows for each project, and discounting the net cash flows back to their present value. The stage of completion was determined by analyzing the costs incurred (as of the valuation date) divided by the total estimated costs to complete the projects. We used a discount rate that included a factor that took into account the uncertainty surrounding the successful development of the purchased in-process technology projects.

  Development of in-process technology remains a substantial risk due to factors including the remaining effort to achieve technical feasibility, rapidly changing customer markets and competitive threats from other companies. Additionally, the value of other intangible assets acquired may become impaired. The in-process research and development charge valuation was prepared by an independent appraiser of technology assets, based on inputs from management of the Company and AudioLogic, utilizing valuation methodologies and techniques that we believe are reasonable.

  We are amortizing the amounts allocated to existing technology, existing agreements, covenants not-to-compete, trademark and assembled workforce over their respective estimated useful lives of between three and four years using the straight-line method.

7. OBLIGATIONS UNDER CAPITAL LEASES

  We have capital lease agreements for machinery and equipment as follows (in thousands):

                                                             March 25, March 27,
                                                               2000      1999
                                                             --------- ---------
      Capitalized cost......................................  $19,736   $19,736
      Accumulated amortization..............................  (18,501)  (16,971)
                                                              -------   -------
      Total.................................................  $ 1,235   $ 2,765
                                                              =======   =======

  Amortization expense on assets capitalized under capital lease obligations is included in depreciation and amortization. The lease agreements are secured by the leased property.

  Future minimum lease payments under capital leases for the following fiscal years, together with the present value of the net minimum lease payments as of March 25, 2000, are (in thousands):

      Fiscal Year                                                        Amount
      -----------                                                        ------
      2001.............................................................. $1,209
      2002..............................................................    326
                                                                         ------
      Total minimum lease payments......................................  1,535
      Less amount representing interest.................................    (78)
                                                                         ------
      Present value of net lease payments...............................  1,457
      Less current maturities........................................... (1,136)
                                                                         ------
      Capital lease obligations......................................... $  321
                                                                         ======

8.  LONG-TERM DEBT

  Long-term debt consists of the following (in thousands):

                                                         March 25,  March 27,
                                                           2000       1999
                                                         ---------  ---------
        Installment notes with interest rates ranging
         from 6.12% to 9.47%............................ $ 14,840   $ 34,494
        Less current maturities.........................  (11,693)   (21,534)
                                                         --------   --------
        Long-term debt.................................. $  3,147   $ 12,960
                                                         ========   ========

  Principal payments due in the following fiscal years are (in thousands):

        Fiscal Year                                                      Amount
        -----------                                                      -------
        2001............................................................ $11,693
        2002............................................................   2,811
        2003............................................................     336
                                                                         -------
        Total........................................................... $14,840
                                                                         =======

  At March 25, 2000, installment notes are secured by machinery and equipment with a net book value of $6,774,000.

9.  CONVERTIBLE SUBORDINATED NOTES

  In 1996, we issued $300.0 million par value of convertible subordinated notes that bear interest at six percent, mature in December 2003, and are convertible into shares of our common stock at $24.219 per share. Expenses associated with the offering of approximately $9.4 million were deferred and included in other assets. Such expenses are being amortized to interest expense over the term of the notes. We repurchased $1 million of these notes in the fourth quarter of fiscal 2000 at a price of 102.50% of par.

10.  BANK ARRANGEMENTS

  As of March 25, 2000, we have a bank line of credit providing a commitment for letters of credit up to a maximum aggregate of $55.0 million, which expires on June 30, 2000 and is collateralized by cash or securities with interest at the higher of: (a) .50% per annum above the latest federal funds rate (as defined in the Second Amended Credit Agreement); or (b) the rate of interest in effect for such day as publicly announced from time to time by the bank. We are currently in compliance with all covenants under the bank line of credit. We expect to amend or replace the existing line of credit facility in fiscal 2001. We do not believe the amendment of our line of credit will have an impact on our financial position or on our ability to finance our operations for the foreseeable future.

  As of March 25, 2000, we had approximately $30.2 million outstanding letters of credit and an additional $24.8 million available under this line of credit. These letters of credit are secured by cash and securities of $37.8 million, which are recorded as restricted cash. Of these amounts, $35.5 million is used to support equipment lease agreements of the MiCRUS facility. The letters of credit to support these amounts will expire and the funds will no longer be restricted upon termination of the underlying lease agreements. IBM has agreed to use its best efforts to effect such a termination by March 31, 2001 or replace our guarantee.

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

  The aggregate minimum future rental commitments under all operating leases for the following fiscal years are (in thousands):

                                                     Net
                                                 Facilities   Equipment     Total
                            Facilities Subleases Commitments Commitments Commitments
                            ---------- --------- ----------- ----------- -----------
   2001....................  $ 8,826    $ 4,851    $ 3,975     $2,411      $ 6,386
   2002....................    8,386      4,432      3,954        143        4,097
   2003....................    7,648      4,405      3,243         18        3,261
   2004....................    7,578      4,559      3,019         --        3,019
   2005....................    7,036      3,672      3,364         --        3,364
   Thereafter..............   10,594      8,807      1,787         --        1,787
                             -------    -------    -------     ------      -------
   Total minimum lease
    payments...............  $50,068    $30,726    $19,342     $2,572      $21,914
                             =======    =======    =======     ======      =======

  Total rent expense was approximately $9,049,000, $7,277,000 and $11,061,000 for fiscal 2000, 1999 and 1998, respectively. Sublease rental income was $3,873,000, $2,587,000 and $1,116,000 for fiscal 2000, 1999 and 1998, respectively.

  We have firm commitments to purchase $114.9 million of wafers from our suppliers during fiscal 2001.

  We guarantee jointly and severally with IBM $170.6 million for equipment financings for the MiCRUS facility as of March 25, 2000. These financings have maturities ranging from 2000 to 2003.

12. RESTRUCTURING CHARGES AND MANUFACTURING AGREEMENTS

Fiscal 1998 Restructuring

  We recorded restructuring costs of $11.8 million in the third quarter of fiscal 1998 in connection with a discontinuation of certain strategies and product development efforts in the graphics product group. This resulted in a workforce reduction of approximately 65 positions. The primary components of the restructuring charge were $3.5 million related to excess assets, $4.9 million related to excess facilities and $1.8 million of severance payments that were made during the third quarter of fiscal 1998. In fiscal 1999, we reversed $3.5 million that had been previously accrued for excess facility commitments. The total cash outlays related to these charges was $4.5 million of which $1.3 million was paid in fiscal 1999 and $3.2 was paid in fiscal 1998. As of March 27, 1999, activities related to this restructuring were completed.

  The following sets forth our fiscal 1998 restructuring activity for fiscal years 1999 and 1998 (in thousands):

                                              Severance    Facilities
                                             and related scale back and
                                              benefits    other costs    Total
                                             ----------- -------------- -------
   Fiscal 1998 provision....................   $ 1,833      $ 9,976     $11,809
   Amount utilized..........................    (1,833)      (1,553)     (3,386)
                                               -------      -------     -------
   Balance, March 28, 1998..................       --         8,423       8,423
   Amount utilized..........................       --        (4,903)     (4,903)
   Adjustments..............................       --        (3,520)     (3,520)
                                               -------      -------     -------
   Balance, March 27, 1999..................   $   --       $   --      $   --
                                               =======      =======     =======

Fiscal 1999 and 2000 Restructuring

  In fiscal 1999 we initiated a restructuring plan principally aimed at divesting certain product lines and production activities. This plan was also intended to reduce our fixed wafer purchase commitments, primarily by divesting our interests in our two manufacturing joint ventures with International Business Machines Corporation ("IBM") and Lucent Technologies, Inc. ("Lucent"), MiCRUS and Cirent, respectively.

Fiscal 1999 Activities

  During the second quarter of fiscal 1999, we commenced a workforce reduction along with write-downs and write-offs of obsolete inventory, equipment and facilities. In connection with these actions, we recorded a net restructuring charge of $28.5 million consisting of $4.3 million for workforce reductions, $8.2 million for write-downs or write-offs of equipment, intangibles and other assets, $10.0 million for facility commitments and the remaining amount representing other committed liabilities and expenses.

  During the third quarter of fiscal 1999, we continued with our restructuring activities and recorded additional charges of $13.0 million. Our restructuring activities for the third quarter of fiscal 1999 included the divestiture of non-core businesses and the outsourcing of the Fremont manufacturing test floor. In connection with these actions, we recorded charges consisting of $4.2 million for work force reductions, $8.3 million for write-downs and write-offs of equipment and other assets relating to the Fremont manufacturing test floor, and the remaining amount representing other committed liabilities and expenses.

  Continuation of our restructuring activities during the fourth quarter of fiscal 1999 resulted in $34.8 million of charges. These charges primarily consisted of a $23.8 million write-off of the equity investment in MiCRUS, an $8.8 million loss on the sale of our modem and communications businesses and a $2.0 million write-off of fixed assets in connection with two of our business units. We sold a portion of our communications business to form Basis Communications Corporation ("Basis"). We have a continued ownership in Basis of approximately 20% as of March 25, 2000 (See Note 18--Subsequent Events). Subsequent to the incorporation of Basis, we sold approximately $14.7 million of product to Basis and recorded a negative $0.5 million margin on these sales which is being reported in the End of Life operating segment (See Note 16). We also sold our modem business to Ambient Technologies, Inc. ("Ambient"). We retained a continued ownership in Ambient of approximately 16% until the fourth quarter of fiscal 2000 when we sold our interest in Ambient to Intel Corporation for a gain of $15.7 million.

  Also during fiscal 1999, we assessed our manufacturing capacity needs and evaluated the carrying value of the assets recorded in connection with both the MiCRUS and Cirent joint ventures, principally manufacturing payments, equipment and leasehold improvement advances. This evaluation was necessitated by the restructuring of our operations along with the future expected decreases in the sales, gross margins and cash flows from the manufacture and sale of our products produced by the joint ventures which resulted in excess manufacturing capacity. Expected undiscounted future cash flows were not sufficient to recover the carrying value of such assets based on cash flow analyses which were performed on MiCRUS and Cirent separately. Therefore, an impairment loss of $188.4 million, representing the excess of the carrying value over the estimated fair value of the assets, was recognized in the fourth quarter of fiscal 1999.

Fiscal 2000 Activities

  During the first quarter of fiscal 2000, we completed the divestiture of our interests in MiCRUS and Cirent and restructured our manufacturing supply agreements with them. In connection with the finalization of these two agreements, we recorded net restructuring charges of $128.2 million during the first quarter of fiscal 2000, $1 million of which is included in cost of sales. The restructuring charge includes a $135 million direct cash payment to one of the joint venture partners, $36.8 million related to certain Cirrus common stock which we issued to the one of the joint venture partners, $9.3 million of lease buyout costs and $16.4 million of equipment write-offs. These charges were partially offset by the reversal of approximately $71.9 million of previously accrued wafer purchase commitment charges due to the renegotiated terms of our purchase commitments with our former partners.

MiCRUS

  The terms of the MiCRUS restructuring agreement, entered into during the first quarter of fiscal 2000, required us to pay $135 million in cash to IBM and issue into an escrow account shares of our common stock with a fair value (based on the average closing price of our common stock for the 20 days prior to closing) of

$32 million. Under the escrow arrangement, the escrow period ended on April 3, 2000. On that date, 2.4 million shares were released to IBM and the remaining shares were returned to us due to contractual limitations on the value to be realized by IBM. During the six month period following April 3, 2000, IBM may sell on the open market the Company stock it received. If at the end of the six month period on September 30, 2000, IBM has sold at least 15% of our stock, it can require us to purchase the remaining shares for cash such that the total received by IBM, including the amounts IBM received in open market sales, is $32 million. Our earnings may be adversely affected in future periods by declines in the market price of our stock and the resulting cash payments that may be required. IBM may keep all proceeds from the sale of the stock in excess of $32 million up to a maximum of $48 million. Amounts received by IBM in excess of $48 million must be returned to us.

  We also transferred to IBM our partnership interest and certain assets relating to the partnership's operation, and forgave certain debts owed to us by IBM and/or MiCRUS relating to the use of certain assets prior to the closing.

  In exchange for this consideration, IBM released us of our obligations to support the partnership and agreed to use its best efforts to release us of our obligations to maintain certain lease payment guarantees issued jointly and severally with IBM by March 31, 2001 or to replace our guarantee. IBM is responsible for the costs associated with winding down the partnership, including costs associated with employee terminations and the dismantling of equipment. We also entered into an amended wafer purchase agreement with substantially reduced minimum purchase commitments.

Cirent

  The terms of the Cirent termination agreement, which we also entered into during the first quarter of fiscal 2000, required us to pay to Lucent $9.3 million which Lucent was to use as partial payment in connection with the buyout of certain leases associated with assets utilized in the Cirent manufacturing facility. We sold our interest in the joint venture and certain associated assets to an affiliate of Lucent for $14 million and are not responsible for any future operating costs or equipment lease liabilities associated with the Cirent manufacturing facility. In addition, we entered into an amended wafer purchase agreement whereby we paid Lucent a $5 million deposit and pledged $20 million of our accounts receivable to collateralize future wafer purchase commitments.

  The following sets forth the activity in our fiscal 1999 and 2000 restructuring accruals as of March 25, 2000 (in thousands):

                                             SEVERANCE    FACILITIES
                                            AND RELATED SCALE BACK AND
                                             BENEFITS    OTHER COSTS    TOTAL
                                            ----------- -------------- --------
   Fiscal 1999 provision...................   $ 8,466      $ 69,938    $ 78,404
   Amount utilized.........................    (7,657)      (57,165)    (64,822)
                                              -------      --------    --------
   Balance, March 27, 1999.................       809        12,773      13,582
   Fiscal 2000 provision...................         8       195,900     195,908
   Amount utilized.........................      (605)     (203,150)   (203,755)
   Adjustments.............................      (212)        1,256       1,044
                                              -------      --------    --------
   Balance, March 25, 2000.................   $   --       $  6,779    $  6,779
                                              =======      ========    ========

  As of March 25, 2000, approximately 497 employees have been terminated in connection with our restructuring activities. During fiscal 2000 and 1999, $158.9 million and $12.6 million of cash was used for restructuring costs. Approximately $5.0 million of cash is expected to be paid in fiscal 2001.

OTHER WAFER SUPPLY ARRANGEMENTS

TAIWAN SEMICONDUCTOR MANUFACTURING CO., LTD. ("TSMC").

  In fiscal 1996, we entered into a volume purchase agreement with TSMC, which was amended in September 1997 and expires in December 2000. Under the agreement, we will purchase from TSMC 50% of our wafer needs that are not filled by MiCRUS and Cirent, provided that TSMC can meet the technological and other requirements of our customers. TSMC is committed to supply these wafer needs.

13. EMPLOYEE BENEFIT PLANS

  We have adopted 401(k) Profit Sharing Plans (the "Plans") covering substantially all of our qualifying domestic employees. Under the Plans, employees may elect to reduce their current compensation by up to 15%, subject to annual limitations, and have the amount of such reduction contributed to the Plans. The Plans permit, but do not require, additional discretionary contributions by us on behalf of all participants. During fiscal 2000, 1999 and 1998, we matched employee contributions up to various maximums per plan for a total of approximately $478,000, $1,156,000 and $1,007,000, respectively. We intend to continue the contributions in fiscal 2001.

14. STOCKHOLDERS' EQUITY

EMPLOYEE STOCK PURCHASE PLAN

  In March 1989, we adopted the 1989 Employee Stock Purchase Plan (ESPP). As of March 25, 2000, approximately 1,233,000 shares of Common Stock are reserved for future issuance under this plan. During fiscal 2000, 1999 and 1998, 409,666, 526,921 and 640,501 shares, respectively, were issued under the ESPP.

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

STOCK OPTION PLANS

  We have various stock option plans (the "Option Plans") under which officers, key employees, non-employee directors and consultants may be granted qualified and non-qualified options to purchase shares of our authorized but unissued Common Stock. Options are generally priced at the fair market value of the stock on the date of grant. Options are either exercisable upon vesting or exercisable immediately but unvested shares are held in escrow and are subject to repurchase at the original issuance price. Options currently expire no later than ten years from the date of grant.

  In previous years, we have issued non-qualified stock options to purchase a total of 664,156 shares at prices ranging from $0.06 to $6.50 per share, subject to a vesting schedule of three and one-half or four years and 23,000 shares as stock grants to employees at no cost which vest over five years. During fiscal 1998, 9,200 shares of the stock grants were cancelled and retired. In fiscal 2000 and fiscal 1999 we issued 70,000 and 250,000 shares of restricted stock, respectively, to certain employees at no cost which vest over one to two years. The non-vested portion of these shares has been excluded from the income (loss) per share number in accordance with SFAS 128. We recognize the excess of the grant date fair market over the exercise price as compensation expense ratably over the vesting period. We recorded compensation expense of $1,026,000, $1,781,000, and $493,000 in fiscal 2000,
1999 and 1998, respectively, relating to restricted stock.

  Information relative to stock option activity is as follows (in thousands):

                                                Outstanding Options
                                              -------------------------
                            Options Available          Weighted Average
                                for Grant     Shares    Exercise Price
                            ----------------- -------  ----------------
   Balance, March 29,
    1997...................        3,394       12,538       $17.49
   Shares authorized for
    issuance...............        1,000          --           --
   Options granted.........      (10,304)      10,304        10.10
   Options exercised.......          --        (1,387)        7.37
   Options cancelled.......       11,191      (11,191)       18.85
   Options expired.........       (2,542)         --           --
                                 -------      -------       ------
   Balance, March 28,
    1998...................        2,739       10,264         9.96
   Shares authorized for
    issuance...............        2,100          --           --
   Options granted.........       (2,572)       2,572         7.13
   Options exercised.......          --        (1,115)        6.18
   Options cancelled.......        2,882       (2,882)       10.37
   Options expired.........       (1,953)         --           --
                                 -------      -------       ------
   Balance, March 27,
    1999...................        3,196        8,839       $ 9.47
   Shares authorized for
    issuance...............        2,000          --           --
   Options granted.........       (4,154)       4,154         8.79
   Options exercised.......          --        (1,588)        8.80
   Options cancelled.......        2,854       (2,854)        9.40
   Options expired.........         (679)         --           --
                                 -------      -------       ------
   Balance, March 25,
    2000...................        3,217        8,551       $ 9.29
                                 =======      =======       ======

  As of March 25, 2000, approximately 11,768,337 shares of Common stock were reserved for issuance under the Option Plans.

  The weighted average exercise price of options granted at fair value during fiscal 2000 was $8.94.

  The following table summarizes information concerning currently outstanding and exercisable options:

                                     Options Outstanding           Options Exercisable
                              ----------------------------------- -----------------------
                                              Weighted
                                               Average   Weighted                Weighted
                                 Number       Remaining  Average     Number      Average
                               Outstanding   Contractual Exercise  Exercisable   Exercise
   Range of Exercise Prices   (in thousands)    Life      Price   (in thousands)  Price
   ------------------------   -------------  ----------- -------- -------------  --------
   $0.00-$5.88.............         646         7.88      $ 5.03         76       $ 1.69
   $5.89-$10.69............       6,440         7.62        8.58      3,198         9.15
   $10.70-$14.63...........       1,159         8.64       12.92        185        12.11
   $14.64-$21.00...........         281         8.56       17.81        137        15.48
   $21.01-$44.50...........          25         2.56       37.25         25        37.25
                                  -----         ----      ------      -----       ------
                                  8,551         7.79      $ 9.29      3,621       $ 9.57
                                  =====         ====      ======      =====       ======

  As of March 27, 1999 and March 28, 1998, the number of options exercisable were 4,546,887 and 2,052,000, respectively.

  On April 30, 1997, the Company engaged in an option exchange program under which 7,092,233 replacement options with an exercise price of $9.1875 per share were granted to current employees with outstanding options with exercise prices above $9.1875 per share and the old options were cancelled, unless the employee elected not to participate in the exchange. In connection with this program, replacement options were issued with the same vesting schedule as the old options.

Shares Reserved for Future Issuance

  We have a total of approximately 25,388,500 shares of common stock reserved as of March 25, 2000 for issuance related to our convertible subordinated notes, the Option Plans, and the ESPP.

Stock-Based Compensation

  If we had calculated compensation cost for our stock option plans based upon the fair value at the grant date for awards under the Option Plans consistent with the optional methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the net income (loss) and net income (loss) per share would have been as shown below (in thousands, except per share data):

                                                     2000      1999      1998
                                                   --------  ---------  -------
   Net income (loss) as reported.................  $(47,096) $(427,403) $36,493
   Proforma net income (loss)....................  $(81,763) $(438,849) $ 5,812
   Basic net income (loss) per share as
    reported.....................................  $  (0.77) $   (6.77) $  0.54
   Proforma basic net income (loss) per share....  $  (1.33) $   (6.95) $  0.08
   Diluted net income (loss) per share as
    reported.....................................  $  (0.77) $   (6.77) $  0.52
   Proforma diluted net income (loss) per share..  $  (1.33) $   (6.95) $  0.08

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period (for options) and the six-month purchase period (for stock purchases under the ESPP).

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

  The effects on pro forma disclosure of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years.

  We estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model using a dividend yield of 0% and the following additional weighted-average assumptions:

                                                            2000   1999   1998
                                                            -----  -----  -----
      Employee Option Plans:
       Expected stock price volatility....................  68.52% 69.21% 69.46%
       Risk-free interest rate............................    6.1%   5.0%   6.2%
       Expected lives (in years)..........................    5.2    5.0    5.0
      Employee Stock Purchase Plan:
       Expected stock price volatility....................  68.52% 69.21% 69.46%
       Risk-free interest rate............................    5.7%   5.2%   5.8%
       Expected lives (in years)..........................    0.5    0.5    0.5

  During fiscal 2000, 1999 and 1998, all options, except restricted stock, were granted at an exercise price equal to the closing market price on the grant date. Using the Black-Scholes option valuation model, the weighted average estimated fair values of employee stock options granted in fiscal 2000, 1999 and 1998 were $6.50, $4.74 and $5.55, respectively. The weighted average estimated fair values for purchase rights granted under the ESPP for fiscal 2000, 1999 and 1998 were $2.99, $3.44 and $4.37, respectively.

Rights Plan

  In May 1998, the Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each share of common stock outstanding held on record as of May, 15, 1998. Each Right will entitle stockholders to purchase one one-hundredth of a share of our Series A Participating Preferred Stock at an exercise price of $60. The Rights only become exercisable in certain limited circumstances following the tenth day after a person or group announces acquisitions of or tender offers for 15% or more of our common stock. For a limited period of time following the announcement of any such acquisition or offer, the Rights are redeemable by the Company at a price of $0.01 per Right. If the Rights are not redeemed each Right will then entitle the holder to purchase common stock having the value of twice the exercise price. For a limited period of time after the exercisability of the Rights, each Right, at the discretion of the Board, may be exchanged for one share of common stock per Right. The Rights will expire in the fiscal year 2009.

Stock Repurchase

  In fiscal 1998, the Board of Directors authorized the purchase of up to 10 million shares of our common stock in the open market from time to time, depending upon market conditions, share price and other conditions. During fiscal 1999, we completed our stock repurchase plan by repurchasing and retiring approximately 9.7 million shares of our common stock from the open market for approximately $100 million.

15. INCOME TAXES

  Income (loss) before provision (benefit) for income taxes consists of (in thousands):

                                                      2000      1999      1998
                                                    --------  ---------  -------
      United States................................ $ 33,304  $(264,088) $49,757
      Foreign......................................  (80,400)  (117,284)   6,246
                                                    --------  ---------  -------
      Total........................................ $(47,096) $(381,372) $56,003
                                                    ========  =========  =======

  The provision (benefit) for income taxes consists of (in thousands):

                                                         2000   1999     1998
                                                        ------ -------  -------
      Federal
        Current.......................................  $  --  $(1,096) $ 6,890
        Deferred......................................     --   33,757    8,524
                                                        ------ -------  -------
                                                           --   32,661   15,414
      State
        Current.......................................     --       --    1,532
        Deferred......................................     --   12,941     (146)
                                                        ------ -------  -------
                                                           --   12,941    1,386
      Foreign
        Current.......................................     --      429    2,710
                                                        ------ -------  -------
                                                        $  --  $46,031  $19,510
                                                        ====== =======  =======

  The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal rate to pretax income as follows:

                                                         2000    1999    1998
                                                        ------   -----   ----
   Expected income tax provison (benefit) at the US
      federal statutory rate..........................   (35.0)% (35.0)% 35.0 %
   Provision for state income taxes, net of federal
    effect............................................     --      2.2 %  1.6 %
   In-process research and development expenses.......     6.0 %   --     --
   Valuation allowance................................   (30.9)%  33.9 %  --
   Unbenefited foreign losses.........................    59.7 %  10.8 %  --
   Foreign operating results taxed at rates other than
    the US statutory rate.............................     --      --     1.1 %
   Research and development credits (flow-through
    method)...........................................     --      --    (3.6)%
   Other..............................................     0.2%    0.2 %  0.7 %
                                                        ------   -----   ----
   Provision (benefit) for income taxes...............     --     12.1 % 34.8 %
                                                        ======   =====   ====

  Significant components of our deferred tax assets and liabilities are (in thousands):

                                                           March 25,  March 27,
                                                             2000       1999
                                                           ---------  ---------
     Deferred tax assets:
      Inventory valuation................................. $  3,480   $  22,775
      Accrued expenses and allowances.....................   13,650      18,865
      Net operating loss carryforwards....................   54,712      36,491
      Research and development credit carryforwards.......   34,849      30,021
      State investment tax credit carryforwards...........    4,192       3,954
      Joint venture impairment............................    8,858      38,333
      Other...............................................   11,391       7,554
                                                           --------   ---------
     Total deferred tax assets............................  131,132     157,993
      Valuation allowance for deferred tax assets.........  (99,495)   (149,045)
                                                           --------   ---------
     Net deferred tax assets..............................   31,637       8,948
     Deferred tax liabilities:
      Unrealized gains....................................   17,693         --
      Depreciation and Amortization.......................   12,699       8,207
      Other...............................................    1,245         741
                                                           --------   ---------
     Total deferred tax liabilities.......................   31,637       8,948
                                                           --------   ---------
     Total net deferred tax assets........................ $    --    $     --
                                                           ========   =========

  Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance equal to our net deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis.

  The valuation allowance decreased by $49.6 million in fiscal 2000. In fiscal 1999, the valuation allowance increased by $149.0 million. Approximately $0.6 million of the valuation allowance is attributable to the tax benefit associated with the exercise of employee stock options, which will be credited to additional paid-in capital when realized.

  At March 25, 2000, we had net operating loss and tax credit carryforwards for federal income tax purposes of approximately $144.0 million and $25.2 million, respectively, that expire in 2004 through 2020. We also had state credit carry forward of approximately $14.5 million that expires in 2004 through 2007.

  In fiscal 1999, we recorded deferred income tax expense of $47 million as a valuation allowance against previously recorded net deferred tax assets recognized as of March 28, 1998.

16. SEGMENT INFORMATION

  We design and manufacture integrated circuits that employ precision linear and advanced mixed-signal processing technologies. Due to the changing nature of the markets we serve and in order to align ourselves with those markets we changed our internal business organization during fiscal 2000. We are organized into three principal businesses or operating segments: Analog Products Business Group, Internet Solutions Business Group and the Magnetic Storage Business Group with the remaining products grouped as End of Life. Each of these business groups has one or more general managers who report directly to the Chief Executive Officer ("CEO"). The CEO has been identified as the Chief Operating Decision Maker as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". We have restated segment results for prior periods as a result of our fiscal 2000 realignment.

  The Analog Division includes audio products for both the consumer audio and PC markets. These products provide digital high-fidelity audio record and playback for high-end professional recordings, set-top audio decoders, digital audiotapes, CD players, Compact Disk Interactive, automotive stereo systems and CD-quality sound and mixing capabilities for PC's and workstations. It also includes advanced analog and digital integrated circuits for data acquisition, instrumentation and imaging applications along with developing network products for LAN, WAN and the Internet environment. These products are used in industrial automation, instrumentation, medical, military, geophysical and communications applications. The Internet division consists of optical storage and embedded processor solutions. Optical storage provides integrated circuits for advanced optical disc drives. This includes integrated circuits for the CD-RW market as well as the integrated DVD Drive Manager for the electronics DVD market. Our embedded processor solutions are used in a wide variety of consumer products including Internet appliances, smart phones, screen phones, game boxes, hand-held digital assistants, and portable Internet audio decoders. The Magnetic Storage Division provides integrated circuits contained in advanced magnetic and removable disk drives. This group helps its customers engineer and develop higher capacity 3.5-inch disk drives for desktop computers and workstations and 2.5-inch form factor drives for portable computers. Our products in all operating groups are sold directly to original equipment manufacturers and distributors throughout the world. The End of Life Segment includes our product lines which have either been divested or subsequently sold. These product lines primarily consist of graphics, modem, communications and flat panel electronics.

  In addition to these four operating segments, accounting, administration, facilities, finance, human resources, legal, marketing, procurement and sales groups also report to the CEO. The CEO does not evaluate the operating segments based upon fully allocated profit and loss statements, and the segments' reportable operating profit excludes allocated expenses. Operating segments do not have material sales to other segments, and accordingly, there are no inter-segment revenues to be reported. We also do not allocate our restructuring charges, interest and other income, interest expense or income taxes to operating segments. We do not identify or allocate assets by operating segments, nor does the CEO evaluate the divisions based upon these criteria.

  Information on reportable segments for fiscal 2000, 1999 and 1998 is as follows:

Business Segment Net Revenues:

                                                       2000     1999     1998
                                                     -------- -------- --------
   Analog........................................... $311,472 $268,972 $224,643
   Internet.........................................   43,437   24,995   27,094
   Magnetic Storage.................................  133,058  213,919  380,478
   End of Life......................................   75,949  110,848  269,042
   Corporate and all other..........................      484    9,371   53,013
                                                     -------- -------- --------
   Total............................................ $564,400 $628,105 $954,270
                                                     ======== ======== ========

Business Segment Operating Profit (Loss):

                                                2000       1999       1998
                                              ---------  ---------  ---------
   Analog.................................... $  52,020  $  47,036  $  56,504
   Internet..................................    (7,938)    (2,613)     4,670
   Magnetic Storage..........................    14,307     54,543    143,166
   End of Life...............................    20,588    (31,480)   (37,868)
   Corporate and all other...................   (66,002)  (371,032)  (114,511)
   Restructuring costs, gain on sale of
    assets and other, net....................  (145,825)   (76,517)     6,317
                                              ---------  ---------  ---------
   Consolidated income (loss) from
    operations...............................  (132,850)  (380,063)    58,278
                                              ---------  ---------  ---------
   Interest Expense..........................   (23,754)   (22,337)   (27,374)
   Interest Income...........................     8,096     16,786     19,893
   Other income (expense), net...............   101,412      4,242      5,206
                                              ---------  ---------  ---------
   Income (loss) before provision for income
    taxes.................................... $ (47,096) $(381,372) $  56,003
                                              =========  =========  =========

Geographic Area

  The following illustrates revenues by geographic locations based on product shipment destination and royalty payer location:

                                                     (in thousands of dollars)
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
   United States.................................... $143,358 $165,989 $448,666
   Pacific Rim......................................  265,268  251,787  299,771
   Japan............................................  107,800  158,189  139,375
   Other foreign countries..........................   47,974   52,140   66,458
                                                     -------- -------- --------
   Total consolidated revenues...................... $564,400 $628,105 $954,270
                                                     ======== ======== ========

  The following illustrates property, plant and equipment (net) by geographic locations, based on physical location:

                                                      (in thousands of dollars)
                                                      -------------------------
                                                          2000         1999
                                                      ------------ ------------
   United States....................................  $     32,778 $     46,217
   Signapore........................................         1,127        1,121
   Pacific Rim (including Japan)....................           710          450
   Other foreign countries..........................           115          236
                                                      ------------ ------------
   Total consolidated property, plant and equipment,
    net.............................................  $     34,730 $     48,024
                                                      ============ ============

  One customer accounted for approximately 12% of net sales in fiscal 2000. Two customers accounted for approximately 14% and 13%, respectively of net sales in fiscal 1999. Two customers accounted for approximately 19% and 11%, respectively of net sales in fiscal 1998. The loss of a significant customer or a significant reduction in such a customer's orders could have an adverse effect on our sales.

17. LEGAL MATTERS

  We and certain of our customers from time to time have been notified that they may be infringing certain patents and other intellectual property rights of others. Further, customers have been named in suits alleging infringement of patents by the customer products. Certain components of these products have been purchased from us and may be subject to indemnification provisions made by us to the customers. We have not been named in any such suits. Although licenses are generally offered in such situations, there can be no assurance that litigation will not be commenced in the future regarding patents, mask works, copyrights, trademarks, trade secrets, or indemnification liability, or that any licenses or other rights can be obtained on acceptable terms.

  Occasionally, suits arise from prior business relationships. We have been named in two such matters, one filed by a prior distributor and another unrelated matter where we are named as a shareholder. While the ultimate outcome cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our consolidated financial position.

18. SUBSEQUENT EVENTS

  On May 3, 2000 we disclosed that we have signed a definitive agreement with Creative Technology Ltd. ("Creative") and Vertex Technology Fund (II) Ltd. ("Vertex") whereby Creative and Vertex have made financial investments into eMicro Corporation ("eMicro"), a fabless joint manufacturing venture based in Singapore. Under the terms of the agreement, eMicro will become a licensee of Cirrus Logic's proprietary circuits and a strategic supplier of audio codecs and other mixed-signal chip solutions to Creative Technology.

  On May 18, 2000 we sold our holdings of approximately 1 million shares of Series A preferred stock in Basis Communications Corporation ("Basis") to Intel Corporation ("Intel") for $61.2 million. This sale was part of a tender offer whereby Intel purchased the outstanding preferred & common stock of Basis for $61.18 per share. Also on this date, we exercised a warrant to purchase 0.5 million shares of common stock in Basis at an exercise price of $0.05 per share which we then sold to Intel for $30.6 million. Intel also paid us, on behalf of Basis, $12 million for two outstanding notes receivable from Basis plus accrued interest of $1.4 million. Intel withheld from the total consideration paid, $11.2 million pursuant to the indemnification provisions of the merger agreement between Intel and Basis. As a result of these transactions, on May 18, 2000 we received from Intel cash totaling approximately $94 million. In our financial statements for the first quarter of fiscal 2001, we expect to report a gain of approximately $92 million.

  During May 2000, we repurchased from the open market $28.1 million par value of our 6% convertible notes. We expect to recognize an extraordinary gain in the first fiscal quarter of 2001 of approximately $2.8 million as a result of these repurchases. Additionally, on May 31, 2000 we announced that the Board of Directors has authorized us to purchase up to $100 million in aggregate of the convertible notes during favorable market conditions.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Cirrus Logic, Inc.

  We have audited the accompanying consolidated balance sheets of Cirrus Logic, Inc. as of March 25, 2000 and March 27, 1999, and the related consolidated statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended March 25, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cirrus Logic, Inc. at March 25, 2000 and March 27, 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 25, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Austin, Texas
April 25, 2000, except Note 18, as to
which the date is May 31, 2000

                   CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                   FISCAL YEARS BY QUARTER
                          ---------------------------------------------------------------------------------
                                          2000                                     1999
                          ---------------------------------------  ----------------------------------------
                          4TH ****  3RD ***    2ND **     1ST *     4TH +++    3RD ++     2ND+       1ST
                          --------  --------  --------  ---------  ---------  --------  ---------  --------
Operating summary:
Net sales...............  $160,246  $150,759  $132,842  $ 120,553  $ 127,423  $153,062  $ 169,689  $177,931
Cost of sales...........   105,263    93,435    79,637     71,386    258,122   171,477    155,611   117,819
Restructuring costs,
 (gain) loss on sale of
 assets and other, net..    (1,599)      --        --     127,210     32,964    18,037     28,522    (3,006)
Acquired in-process re-
 search
 & development expenses..      --        --      8,013        --         --        --         --        --
Abandonment of assets
 charge.................     1,026    11,174       --         --         --        --         --        --
Income (loss) from oper-
 ations.................     6,002    (6,056)   (5,395)  (127,400)  (214,935)  (90,235)   (75,399)      506
Income (loss) before in-
 come taxes.............    62,081    27,923    (9,354)  (127,746)  (215,026)  (92,551)   (74,607)      812
Net income (loss).......  $ 62,081  $ 27,923  $ (9,354) $(127,746) $(214,359) $(92,551) $(121,009) $    516
Net income (loss) per
 share:
 Basic..................  $   0.99  $   0.45  $  (0.15) $   (2.12) $   (3.55) $  (1.50) $   (1.90) $   0.01
 Diluted +..............  $   0.82  $   0.40  $  (0.15) $   (2.12) $   (3.55) $  (1.50) $   (1.90) $   0.01
Weighted average common
 shares outstanding:
 Basic..................    62,593    62,134    61,353     60,171     60,393    61,807     63,748    66,650
 Diluted................    81,599    80,911    61,353     60,171     60,393    61,807     63,748    67,461

-------
   * The first quarter of fiscal 2000 includes $128.2 million in restructuring charges, $1.0 million of which is in cost of sales, due to the restructuring of our relationships with our manufacturing joint venture partners.
  ** The second quarter of fiscal 2000 includes $8.0 million acquired in-process research & development expenses which were incurred due to the acquisition of AudioLogic, Inc.
 *** The third quarter of fiscal 2000 includes $10.2 million in asset abandonment charges due to the write-off of costs incurred for the manufacturing module of the enterprise resource planning software. Also, in the third quarter we sold a portion of our common stock interest in Phone.com, Inc. for a gain of $34.3 million.
**** The fourth quarter of fiscal 2000 includes gains on the sale of common stock in Phone.com, Inc. and Ambient Technologies for a combined $58.2 million.
   + The second quarter of fiscal 1999 includes $47.8 million that was charged to cost of sales for wafer purchase commitments and inventory write-downs; restructuring costs of $28.5 million related to a workforce reduction, excess assets and excess facilities commitments and a $46.7 million valuation allowance for deferred tax assets.
  ++ The third quarter of fiscal 1999 includes $78.1 million that was charged to cost of sales for wafer purchase commitments and inventory write-downs and restructuring costs of $18.1 million related to a divestitures and asset write-offs.
 +++ The fourth quarter of fiscal 1999 includes $188.7 million that was charged to cost of sales for write-off of MiCRUS and Cirent joint venture assets which were deemed to be impaired along with wafer purchase commitment charges and restructuring cost of $34.7 million related to the write-off of MiCRUS equity investment, excess assets write-off and the loss on sale of our modem and communications businesses.
   + Diluted earnings per share for Q3 and Q4 of fiscal 2000 include an adjustment to increase net income by $4.5 million, which is the quarterly after tax interest savings associated with the convertible debt.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Executive Officers - See the section entitled "Executive Officers of the Registrant" in Part I, Item 1 hereof.

(b) Directors -
Set forth below is certain information regarding the directors:

          Name             Age            Position with the Company            Director Since
------------------------  ---- ----------------------------------------------- --------------
Michael L. Hackworth....   59  Chairman of the Board and Director                   1985
Suhas S. Patil..........   55  Chairman Emeritus and Director                       1984
David D. French.........   43  President, Chief Executive Officer and Director      1999
D. James Guzy(1)(3).....   64  Director                                             1984
Walden C. Rhines(1)(3)..   53  Director                                             1995
Robert H.
 Smith(1)(2)(3).........   63  Director                                             1990
Alfred S. Teo (1) (2)...   54  Director                                             1998

--------
(1)  Member of the Governance Committee
(2) Member of the Audit Committee
(3) Member of the Compensation Committee

  Michael L. Hackworth is currently Chairman of the Board of Cirrus Logic, Inc. Prior to becoming Chairman, he had served as President and Chief Executive Officer since January 1985. Before joining the Company, Hackworth spent 14 years at Signetics Corp., a subsidiary of N.V. Philips, where he held various management positions, his last one being Senior Vice President. Prior to joining Signetics (now Philips Semiconductors), he served in a number of general management and marketing and sales management positions at Motorola and Fairchild Semiconductor.

  Dr. Patil was a founder of Cirrus Logic's predecessor company in 1981, and a founder of Cirrus Logic in 1984. Dr. Patil was appointed Chairman Emeritus in July 1997. Prior to that, he served as Chairman of the Board since 1984. He served as Vice President, Research and Development until March 1990 and Executive Vice President, Products and Technology through April 1997. Dr. Patil was an Associate Professor of Computer Science at the University of Utah from 1976 to 1980 and an Assistant Professor of Electrical Engineering and Computer Science at the Massachusetts Institute of Technology from 1970 to 1975. He invented the Storage/Logic Array during his work at MIT and the University of Utah.

  David D. French joined the Company in June 1998 as President and Chief Operating Officer, and assumed additional duties with his appointment as Chief Executive Officer in February 1999. As President/CEO, French oversees worldwide operations and corporate functions. Formerly a Vice President and General Manager for Analog Devices, French has worked in the semiconductor industry for more than 20 years, mostly as a key manager of businesses focused on embedded applications. Prior to joining Analog Devices in 1988, French held management posts at Texas Instruments and Fairchild Semiconductor.

  D. James Guzy is Chairman, President, and CEO of SRC Computer Corporation, a developer of super-computer systems. He is also Chairman of the Board of PLX Technology, Incorporated. Since 1969 he has served as president of the Arbor Company, a limited partnership involved in the electronics and computer industry.

Mr. Guzy is also a director of Intel Corporation, Micro Component Technology, Inc., Novellus Systems, Inc., Davis Selected Group of Mutual Funds, Alliance Capital Management Technology Fund, and a member of the boards of directors of several private technology companies.

  Dr. Rhines is the President and Chief Executive Officer and a director of Mentor Graphics Corporation, a maker of electronic design automation products. Previously, he was employed by Texas Instruments Inc. from 1972 to 1993, most recently as Executive Vice President, Semiconductor Group. He is also a director of TriQuint Semiconductor.

  Mr. Smith is the Executive Vice President, Finance and Administration, Chief Financial Officer and Secretary of Novellus Systems, Inc., a capital equipment manufacturer. Prior to joining Novellus in 1995, he served as an industry consultant since 1990. He was President of Maxwell Communication Corporation North America, a printing, publishing, telecommunications and information management company, from August 1988 to July 1990. Prior to that, he was Executive Vice President, Finance and Chief Financial Officer of
R. R. Donnelley & Sons Company, a printing organization from 1982 to 1986. He was employed by Control Data from 1973 to 1982, most recently as Vice President having responsibility for all acquisitions and joint ventures for the company. He was a Vice President of Memorex Corporation from 1969 to 1973.

  Mr. Teo is the Chairman and Chief Executive Officer of the Sigma Plastics Group since 1979, Chairman and Chief Executive Officer of Red Line Express since 1984, and Alpha Technologies, Inc. since 1990. He is also a director of Fleet Bank, N.A. and Musicland Stores Corporation. Mr. Teo is a Trustee of St. Joseph's Hospital and of Stevens Institute of Technology.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

  Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC) and to furnish copies of these reports to us. Based on a review of these reports and written representations from our directors and officers regarding the necessity of filing a report, we believe that during fiscal 2000 the following Forms were not filed in a timely manner (the number of related transactions are in parenthesis): Mr. Carlson-Form 3(3); Mr. Boudreau-Form 4(3); Mr. Dickinson-Form 4 (15); Mr. Ensley-Form 5 (0); Mr. Essency-Form 3 (0); Mr. French-Form
5 (2); Mr. Guzy-Form 5 (1); Mr. Hackworth-Form 4 (12); Mr. Leeder-Forms 3 and 5 (1); Mr. Patil-Form 4 (2); Mr. Perry-Form 5 (0); Mr. Rhines-Form 4 (4); Mr. Smith-Form 5 (1); Mr. Teo-Form 5 (1); Mr. Broockman (former officer)-Form 4
(27); Mr. Jones (former officer)-Form 5 (2); Mr. Roberts (former officer)-Form 4 (39); and Mr. Swift (former officer)-Form 4 (15). All of these Forms were subsequently filed or will be filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

  The following table sets forth the compensation earned during the fiscal years ended March 25, 2000, March 27, 1999 and March 28, 1998 by the Chief Executive Officer during the Last Fiscal Year and the other four highest-paid executive officers.

LONG-TERM COMPENSATION AWARDS

                                                            LONG-TERM COMPENSATION
                                                                    AWARDS
                                                            ---------------------------
                                    ANNUAL COMPENSATION     RESTRICTED      SECURITIES
                                    --------------------       STOCK        UNDERLYING   ALL OTHER
 NMEAAND PRINCIPAL POSITION    YEAR SALARY(1)    BONUS        AWARDS          OPTIONS   COMPENSATION
---------------------------    ---- --------------------    ------------    ----------- ------------
  David D. French.........     2000 $ 373,624  $ 150,000(2)          --             --    $757,212(3)
   President and Chief Ex-     1999   231,250    300,000(4) $  2,375,000(4)     393,750    721,899(4)
   ecutive Officer             1998       --         --              --             --         --
  Glenn C. Jones..........     2000 $ 231,095  $  50,000    $    393,750(5)         --         --
   Advisor, Former Chief       1999       --         --              --             --         --
   Financial Officer           1998       --         --              --             --         --
  Arthur Swift............     2000 $ 246,333  $  17,725             --             --    $  2,296
   VP GM Optical Storage       1999   193,502     71,023             --             --         --
   Division                    1998   172,142     90,000             --             --         --
  Henry M. Josefczyk .....     2000 $ 263,349  $ 149,262(6)          --             --         --
   Senior Vice President,      1999   265,018    175,814(7)          --          35,000   $  1,000
   Worldwide Sales             1998   107,026    220,000(8)          --         150,000        --
  Terry Leeder ...........     2000 $ 188,225  $  50,000             --             --         --
   Vice President,             1999       --         --              --             --         --
   Worldwide Sales             1998       --         --              --             --         --

--------
(1) Amounts shown are before salary reductions resulting from employee contributions to the Cirrus Logic, Inc. 401(k) Profit Sharing Plan.
(2) Mr. French's bonus for fiscal year 2000 is payable from the Company's Variable Compensation Plan.
(3) This amount reflects (1) a $750,000 loan made by the Company to Mr. French on July 21, 1999 and (2) earnings from a previous fiscal year paid retroactively.
(4) Upon joining the Company in June 1998, Mr. French received a hiring bonus of $150,000 and 250,000 shares of restricted stock at zero value. In addition, the Company entered into a Bridge Loan Agreement with Mr. French for $721,899 for the purchase of his home in Texas. The loan carries an interest rate of 5.64% and is secured by a first deed of trust on the property. Mr. French's employment agreement guaranteed a minimum payment of $150,000 for the 1999 Variable Compensation Program. Such amount was paid in May 1999.
(5) This amount represents a grant of 50,000 shares of restricted stock to Mr. Jones at zero value and is calculated by multiplying the number of shares granted by the fair market value of the stock on the date of the grant, $7.8750 per share.
(6) Mr. Josefczyk received commissions under the fiscal 2000 Sales Commission Plan.
(7) Mr. Josefczyk received commissions under the fiscal 1999 Sales Commission Plan.
(8) Mr. Josefczyk received a hiring bonus of $100,000 upon his joining the Company in November 1997 and $120,000 in commissions under the fiscal 1998 Sales Commission Plan.

Option Grants in Last Fiscal Year

  The following table provides information with respect to options granted in the Last Fiscal Year to the Named Executive Officers.

                                                                        Potential Realizable Value
                                                                          of Assumed Annual Rates
                                                                        of Stock Price Appreciation
                             Individual Grants                                for Option Term
                         -------------------------                      ---------------------------
                         Number of    % of Total
                         Securities    Options
                         Underlying   Granted to
                          Options    Employees in   Exercise Expiration
                         Granted(1) Fiscal Year (2)  Price      Date         5%(3)         10%(3)
                         ---------- --------------  -------- ---------- ---------------------------
David D. French.........   75,000        1.83%      $ 7.1250  06/03/09  $    366,066 $      851,656
                           50,000        1.22%        9.0000  07/29/09       283,003        717,184
Glenn C. Jones..........   25,000           *         7.8750  04/20/09       123,814        313,768
                           30,000           *        14.6250  02/02/10       275,928        699,255
Arthur Swift............   37,500           *         7.1250  06/03/09       168,033        425,828
                           11,111           *         9.0000  07/29/09        62,889        159,373
                           26,389           *         9.0000  07/29/09       149,363        378,515
Henry M. Josefczyk......      --                         --        --
Terry Leeder............  150,000        3.66%      $ 8.6250  07/07/09  $    813,632 $    2,061,904

--------
 * indicates less than 1%.
(1) All options have exercise prices equal to the fair market value of the Company's Common Stock on the date of grant. The Compensation Committee has the discretion and authority to amend and reprice the outstanding options. No options were repriced during the Last Fiscal Year.
(2) Based on 4,093,625 shares granted to all employees during the Last Fiscal Year from the 1987 Stock Option Plan.
(3) The 5% and 10% assumed compound rates of annual stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future Common Stock prices.

Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

  The following table provides information with respect to option exercises in the Last Fiscal Year by the Named Executive Officers and the value of their unexercised options at Fiscal Year End.

                                                   Number of        Value of
                                                  Securities      Unexercised
                                                  Underlying      In-The-Money
                                                  Unexercised      Options at
                                                  Options at      Fiscal Year
                                                Fiscal Year End      End(1)
                                                --------------- ----------------
            Name             Exercised Realized Vested Unvested Vested  Unvested
            ----             --------- -------- ------ -------- ------- --------
Glenn C. Jones..............       0    $    0  25,000  30,000  325,000 187,500
Arthur Swift................  10,000    91,875  23,750       0  233,667       0
                              10,000    91,875
                                 832     7,644
                               6,000    63,000

--------
(1) Value is based on fair market value of the Company's common stock of $20.875 per share on March 24, 2000 (the last trading day of the Last Fiscal Year), less the exercise price.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company's Common Stock as of March 25, 2000 by (i) each stockholder known to the Company to be a beneficial owner of more than 5% of the Company's Common Stock; (ii) each director; (iii) each of the Named Executive Officers and (iv) all current executive officers and directors of the Company as a group. Unless otherwise indicated in the footnotes, the beneficial owner has sole voting and investment power with respect to the securities beneficially owned, subject only to community property laws, if applicable.

                                                             NUMBER OF
                     BENEFICIAL OWNER                        SHARES(1)  PERCENT
                     ----------------                        ---------- -------
Alfred S. Teo (2), Director................................   8,121,158  12.2%
MacKay Shields LLC (3), 5% stockholder.....................   3,443,205   5.2%
Michael L. Hackworth(4), Chairman of the Board.............   1,160,187   1.7%
Suhas S. Patil(5), Chairman Emeritus and Director..........   1,304,562   1.9%
David D. French(6), Chief Executive Officer and Director...     460,414     *
D. James Guzy(7), Director.................................     185,906     *
Henry M. Josefczyk(8), Former Senior Vice President World-
 wide Sales................................................      85,875     *
Walden C. Rhines(9), Director..............................      29,124     *
Glenn C. Jones, Former Vice President Finance, Chief Finan-
 cial Officer and Treasurer(10)............................      75,000     *
Robert H. Smith(11), Director..............................      23,124     *
Terry Leeder, Vice President Worldwide Sales (12)..........       2,000     *
All current executive officers and directors as a group (22
 Persons)(13)..............................................  11,689,707  17.5%

--------
 * Less than 1%
(1) All options granted under the Amended 1987 Stock Option Plan and the Amended 1990 Directors' Stock Option Plan are immediately exercisable, but shares issued upon exercise of unvested options are subject to vesting restrictions. Accordingly, all outstanding options granted under both Plans are exercisable within 60 days of March 25, 2000. See the "Option Exercises in Last Fiscal Year and Fiscal Year End Option Values" table for vested and unvested shares. Options granted under the 1996 Stock Plan are exercisable only when vested. Under the 1996 Stock Plan, 117,649 shares are currently exercisable within 60 days of March 25, 2000 for the current officers.
(2) Includes (a) 16,458 shares issuable upon exercise of options held by Mr. Teo exercisable within 60 days of March 25, 2000, (b) 8,035,600 held by Alfred S. and Annie Teo, (c) 112,800 shares held by Alpha Industries, Inc. Retirement Plan dated January 1, 1984, of which Mr. Teo is the Trustee
(3) This information is provided on the Schedule 13G filed with the Securities and Exchange Commission on February 8, 2000. The amount of shares represented is exclusive of the 78,452 shares over which New York Life Insurance Company, MacKay Shield LLC's parent company, has sole dispositive power.
(4) Includes 893,750 shares issuable upon exercise of options held by Mr. Hackworth exercisable within 60 days of March 25, 2000.
(5) Includes (i) 440,000 shares issuable upon exercise of options held by Dr. Patil exercisable within 60 days of March 25, 2000, (ii) 791,162 held by Dr. Patil and (iii) 73,400 shares held by family members and trusts for the benefit of family members, with respect to which Dr. Patil disclaims beneficial ownership.
(6) Includes 160,414 shares issuable upon exercise of options held by Mr. French exercisable within 60 days of March 25, 2000.
(7) Includes 23,124 shares issuable upon exercise of options held by Mr. Guzy exercisable within 60 days of March 25, 2000. Also includes 132,782 shares held by Arbor Company, of which Mr. Guzy is President and may therefore be deemed to be the beneficial owner.
(8) Includes 200 shares held by Mr. Josefczyk's wife and 84,375 shares issuable upon exercise of options held by Mr. Josefczyk exercisable within 60 days of March 25, 2000.
(9) Includes (i) 23,124 shares issuable upon exercise of options held by Mr. Rhines exercisable within 60 days of March 25, 2000 and (ii) 6,000 shares held by his wife.

(10) Includes 25,000 shares issuable upon exercise of options held by Mr. Jones exercisable within 60 days of March 25, 2000
(11) Includes 23,124 shares issuable upon exercise of options held by Mr. Smith exercisable within 60 days of March 25, 2000.
(12) As reported to the SEC on Form 5.
(13) Includes 1,973,605 shares issuable upon exercise of options held by executive officers and directors exercisable within 60 days of March 25, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  On March 31, 2000, the Company became party to a promissory note for the principal amount of $790,000 wherein Jason Carlson, Vice President of the Consumer Audio Division of the Company, and Georgette Carlson are the makers of such note, each being jointly and severally liable for the same. The note carries an 8% interest rate. The funds advanced by such promissory note were utilized for the payment of a portion of the purchase price and secured by the Carlsons' residence in Travis County, Texas.

  On July 21, 1999 the Company became party to a promissory note for the principal amount of $750,000 wherein David D. French, President and Chief Executive Officer of the Company, is the maker of such note. The note carries an 5.82% interest rate and is secured by 90,000 shares of the Company's common stock which is held in escrow. The note and accrued interest are due and payable five years from the date of the note or upon termination of employment, voluntary or involuntary, by Mr. French.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

1. FINANCIAL STATEMENTS

  The following consolidated financial statements of the Registrant and Report of Ernst & Young LLP, Independent Auditors are included herewith:

(i) Consolidated Balance Sheets as of March 25, 2000 and March 27, 1999.

(ii) Consolidated Statements of Operations for the years ended March 25, 2000, March 27, 1999 and March 28, 1998.

(iii) Consolidated Statements of Stockholders' Equity (Net Capital Deficiency) for the years ended March 25, 2000, March 27, 1999 and March 28, 1998.

(iv) Consolidated Statements of Cash Flows for the years ended March 25, 2000, March 27, 1999 and March 28, 1998.

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

                              CIRRUS LOGIC, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 Balance at Charged to               Balance at
                                 Beginning  Costs and  Payments /     Close of
              Item               of Period   Expenses  Deductions      Period
              ----               ---------- ---------- ----------    ----------
                                           (Amounts in thousands)
1998
 Accrued wafer purchase
  commitments...................  $30,200    $53,000    $(19,400)     $63,800
 Allowance for doubtful
  accounts......................  $12,770    $   630    $ (2,224)(1)  $11,176
1999
 Accrued wafer purchase
  commitments...................  $63,800    $90,300    $(79,600)     $74,500
 Allowance for doubtful
  accounts......................  $11,176        --     $ (1,880)(1)  $ 9,296
2000
 Accrued wafer purchase
  commitments...................  $74,500        --     $(73,824)(2)  $   676
 Allowance for doubtful
  accounts......................  $ 9,296    $   357    $ (5,783)(3)  $ 3,870

--------
(1) Uncollectible accounts written off, net of recoveries and sale of assets.
(2) Reversal of wafer purchase commitment accrual in connection with first quarter restructuring activities.
(3) Allowance reduced due to improved collection experience.

3. EXHIBITS

  The following exhibits are filed as part of or incorporated by reference into this Report:

   NUMBER                               DESCRIPTION
   ------                               -----------
  3.1 (8)   Restated Articles of Incorporation of Registrant, as amended.
  3.2 (1)   Form of Restated Articles of Incorporation of Registrant.
  3.3 (1)   By-laws of Registrant, as amended.
  4.1 (1)   Article III of Restated Articles of Incorporation of Registrant
            (See Exhibits 3.1 and 3.2).
 10.1 (9)   Amended 1987 Stock Option Plan.
 10.2 (9)   Amended 1989 Employee Stock Purchase Plan.
 10.3 (1)   Fourth Amendment to Preferred Shares Purchase Agreements, Founders
            Registration Rights Agreements, and Warrant Agreements and Consent
            between the Registrant and certain shareholders of the Registrant dated May 15, 1987, as amended April 28, 1989.
 10.4 (1)   Form of Indemnification Agreement.
 10.5 (1)   Agreement for Foreign Exchange Contract Facility between Bank of
            America National Trust and Savings Association and Registrant,
            dated April 24, 1989.
 10.6 (2)   1990 Directors Stock Option Plan and forms of Stock Option
            Agreement.
 10.7 (2)   Lease between Renco Investment Company and Registrant dated
            December 29, 1989.
 10.8 (2)   Loan agreement between USX Credit Corporation and Registrant dated
            December 28, 1989.
 10.10 (4)  Equipment lease agreement between AT&T Systems Leasing Corporation and Registrant dated December 2, 1991.
 10.11 (4)  Lease between Renco Investment Company and Registrant dated May 21,
            1992.
 10.12 (5)  Loan agreement between Deutsche Credit Corporation and Registrant dated March 30, 1993.
 10.13 (5)  Lease between Renco Investment Company and Registrant dated
            February 28, 1993.
 10.14 (6)  Lease between Renco Investment Company and Registrant dated May 4,
            1994.
 10.15 (7)  Participation Agreement dated as of September 1, 1994 among
            Registrant, International Business Machines Corporation, Cirel Inc.
            and MiCRUS Holdings Inc.
 10.16 (7)  Partnership Agreement dated as of September 30, 1994 between Cirel
            Inc. and MiCRUS Holdings Inc.
 10.17 (8)  General Partnership Agreement dated as of October 23, 1995 between the Company and AT&T.
 10.18 (8)  Joint Venture Formation Agreement dated as of October 23, 1995 between the Company and AT&T.
 10.19 (10) Second Amended and Restated Multicurrency Credit Agreement between
            Registrant and Bank of America dated June 30, 1997.
 10.20 (11) Third Amendment to the Joint Venture Formation Agreement with
            Cirent dated August 21, 1997.
 10.21 (12) Restructuring agreement among Cirrus Logic, Inc., International
            Business Machines Corporation, Cirel, Inc., MiCRUS Holding, Inc.
            and MiCRUS.
 12.0       Statement Setting Forth the Computation of Ratios of Earnings to
            Fixed Charges.
 23.1       Consent of Ernst & Young LLP, Independent Auditors.
 27.0       Article 5 Financial Data Schedule (March 25, 2000)

--------
(1) Incorporated by reference to Registration Statement No. 33-28583.
(2) Incorporated by reference to Registrant's Report on Form 10-K for the fiscal year ended March 31, 1990.
(3) Incorporated by reference to Registrant's Report on Form 10-K for the fiscal year ended March 31, 1991.
(4) Incorporated by reference to Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992.
(5) Incorporated by reference to Registrant's Report on Form 10-K for the fiscal year ended March 31, 1993.
(6) Incorporated by reference to Registrant's Report on Form 10-K for the fiscal year ended April 2, 1994.
(7) Incorporated by reference to Registrant's Report on Form 10-Q/A for the quarterly period ended October 1, 1994.
(8) Incorporated by reference to Registrant's Report on Form 10-Q/A for the quarterly period ended September 30, 1995.
(9) Incorporated by reference to Registrant's Report on Form 10-K for the fiscal year ended March 30, 1996.
(10) Previously filed.
(11) Incorporated by reference to Registrant's Report on Form 10-Q/A for the quarterly period ended September 27, 1997.
(12) Incorporated by reference to Registrant's Current Report on Form 8-K dated August 3, 1999.

  (b) Reports on Form 8-K

  None.

                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS ANNUAL REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          CIRRUS LOGIC, INC.

                                             /s/ Robert W. Fay
                                          By:____________________________
                                            Robert W. Fay
                                            Vice President, Chief Financial
                                             Officer,
                                            Treasurer and Secretary


KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert W. Fay, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


             SIGNATURE                         TITLE                 DATE
             ---------                         -----                 ----

      /s/ Michael L. Hackworth      Chairman of the Board and    June 19, 2000
 _________________________________   Director
        Michael L. Hackworth

         /s/ Suhas S. Patil         Chairman Emeritus and        June 19, 2000
 _________________________________   Director
           Suhas S. Patil

        /s/ David D. French         President, Chief Executive   June 19, 2000
 _________________________________   Officer
          David D. French            and Director

         /s/ Robert W. Fay          Vice President, Chief        June 19, 2000
 _________________________________   Financial Officer,
           Robert W. Fay             Treasurer and Secretary

         /s/ D. James Guzy          Director                     June 19, 2000
 _________________________________
           D. James Guzy

        /s/ Walden C. Rhines        Director                     June 19, 2000
 _________________________________
          Walden C. Rhines

        /s/ Robert H. Smith         Director                     June 19, 2000
 _________________________________
          Robert H. Smith

         /s/ Alfred S. Teo          Director                     June 19, 2000
 _________________________________
           Alfred S. Teo