Form 10-Q
period 2000-06-24
CIRRUS LOGIC INC
filed 2000-08-08
CIK 772406

FORM 10-Q


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


     (Mark  One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 24, 2000


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


                             YES [X]        NO [  ]


  The number of shares of the registrant's common stock, $0.001 par value, was
                          65,933,926 as of June 24, 2000

                                 CIRRUS LOGIC, INC.

                                       INDEX


PART I:     FINANCIAL INFORMATION                                              PAGE

       Item 1.  Financial Statements

                     Consolidated Condensed Statements of
                     Operations Quarters ended
                     June 24, 2000 and June 26, 1999 (unaudited)                  3

                     Consolidated Condensed Balance Sheets -
                     June 24, 2000 and March 25, 2000  (unaudited)                4

                     Consolidated Condensed Statements of
                     Cash Flows Quarters ended
                     June 24, 2000 and June 26, 1999  (unaudited)                 5

                     Notes to the Unaudited Consolidated
                     Condensed Financial Statements                               6

       Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                12

       Item 3.  Quantitative and Qualitative Disclosures about Market Risk       23

PART II:    OTHER INFORMATION

       Item 1.  Legal Proceedings                                                24
       Item 6.  Exhibits and Reports on Form 8-K                                 24

 Exhibit 12.0 - Statement Regarding Computation of Earnings to Fixed Charges     25

SIGNATURES                                                                       26

PART  1.     FINANCIAL  INFORMATION
ITEM  1.     FINANCIAL  STATEMENTS

                               CIRRUS LOGIC, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                  (Unaudited)

                                                                     Quarter ended
                                                                ----------------------
                                                                 June 24,    June 26,
                                                                   2000        1999
                                                                ----------  ----------
Net sales                                                       $ 181,412   $ 120,553

Costs and expenses:
  Cost of sales                                                   107,899      68,289
  Research and development                                         31,039      29,386
  Selling, general and administrative                              26,268      23,068
  Restructuring costs, gain on sale of assets and other, net      (12,514)    127,210
                                                                ----------  ----------
       Total costs and expenses                                   152,692     247,953
                                                                ----------  ----------

Income (loss) from operations                                      28,720    (127,400)

Realized gain on sale of marketable equity securities              79,639           -
Interest expense                                                   (4,981)     (6,733)
Interest income                                                     4,805       2,993
Other income                                                          514       3,394
                                                                ----------  ----------
Income (loss) before provision for income taxes                   108,697    (127,746)
Provision for income taxes                                        (10,711)          -
Minority interest in (income) loss                                    119           -
                                                                ----------  ----------

Income (loss) before extraordinary gain and accounting change      98,105    (127,746)

Extraordinary gain, net of income tax                               2,482           -
Cumulative effect of change in accounting principle                (1,707)          -
                                                                ----------  ----------
Net income (loss)                                               $  98,880   $(127,746)
                                                                ==========  ==========

Basic income (loss) per share:
  Before extraordinary gain and accounting change               $    1.50   $   (2.12)
  Extraordinary gain, net of income tax                              0.04           -
  Cumulative effect of change in accounting principle               (0.03)          -
                                                                ----------  ----------
                                                                $    1.51   $   (2.12)
                                                                ==========  ==========

Diluted income (loss) per share:
  Before extraordinary gain and accounting change               $    1.26   $   (2.12)
  Extraordinary gain, net of income tax                              0.03           -
  Cumulative effect of change in accounting principle               (0.02)          -
                                                                ----------  ----------
                                                                $    1.27   $   (2.12)
                                                                ==========  ==========
Weighted average common shares outstanding:
  Basic                                                            65,549      60,171
  Diluted                                                          80,684      60,171

     See Notes to the Unaudited Consolidated Condensed Financial Statements

                               CIRRUS LOGIC, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                                        June 24,    March 25,
                                                                          2000        2000
                                                                       ----------  -----------
Assets
Current assets:
  Cash and cash equivalents                                            $ 188,717   $  144,034
  Restricted cash                                                         57,733       57,173
  Marketable equity securities                                            23,461       48,077
  Accounts receivable, net                                               102,806       94,672
  Inventories, net                                                        71,898       53,288
  Other current assets                                                    26,554       23,421
                                                                       ----------  -----------
                                                                         471,169      420,665

Property and equipment, net                                               33,720       34,730
Deposits and other assets                                                 49,046       49,437
                                                                       ----------  -----------
                                                                       $ 553,935   $  504,832
                                                                       ==========  ===========


Liabilities and Shareholders' Equity (Net Capital Deficiency)
Current liabilities:
  Accounts payable and accrued liabilities                             $ 117,112   $  130,567
  Current maturities of long-term debt and capital lease obligations       8,413       12,829
  Income taxes payable                                                    51,182       40,193
                                                                       ----------  -----------
                                                                         176,707      183,589

Long term obligations and convertible subordinated notes                 277,585      304,945

Commitments and contingencies

Stock issued under restructuring agreement                                12,637       32,000
Minority interest                                                          1,881            -

Shareholders' Equity (Net Capital Deficiency)
  Capital stock                                                          394,044      368,015
  Accumulated deficit                                                   (332,121)    (431,001)
  Accumulated other comprehensive income                                  23,202       47,284
                                                                       ----------  -----------
                                                                          85,125      (15,702)
                                                                       ----------  -----------
                                                                       $ 553,935   $  504,832
                                                                       ==========  ===========

See Notes to the Unaudited Consolidated Condensed Financial Statements

                               CIRRUS LOGIC, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                  Quarter ended
                                                             ----------------------
                                                              June 24,    June 26,
                                                                2000        1999
                                                             ----------  ----------
Cash flows from operating activities:
  Net income (loss)                                          $  98,880   $(127,746)
  Adjustments to reconcile net income (loss) to net
    cash flows from operations:
    Depreciation and amortization                                7,642       7,631
    Non-cash portion of restructuring  and other charges           467      33,913
    Extraordinary gain, net of income tax                       (2,482)          -
    Gain on sale of short-term investments                     (79,639)          -
    Net change in operating assets and liabilities             (28,928)     51,530
                                                             ----------  ----------
Net cash used in operations                                     (4,060)    (34,672)
                                                             ----------  ----------

Cash flows from investing activities:
  Proceeds from sale of short-term investments                  81,639      74,616
  Increase in property and equipment                            (4,331)       (890)
  Investments in technology                                     (4,416)          -
  Change in deposits and other assets                               96      (4,007)
  Change in restricted cash                                       (560)      6,000
                                                             ----------  ----------
Net cash provided by investing activities                       72,428      75,719
                                                             ----------  ----------

Cash flows from financing activities:
  Repurchase of convertible subordinated notes                 (24,848)          -
  Proceeds from issuance of common stock                         2,409       2,003
  Payments on long-term debt and capital lease obligations      (6,246)     (8,649)
  Cash contributions from minority partners                      5,000           -
                                                             ----------  ----------
Net cash used in financing activies                            (23,685)     (6,646)
                                                             ----------  ----------

Net increase in cash and cash equivalents                       44,683      34,401
Cash and cash equivalents at beginning of period               144,034     144,457
                                                             ----------  ----------
Cash and cash equivalents at end of period                   $ 188,717   $ 178,858
                                                             ==========  ==========

     See Notes to the Unaudited Consolidated Condensed Financial Statements

                               CIRRUS LOGIC, INC.

       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.     Basis  of  Presentation

The consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, and notes thereto for the year ended March 25, 2000, included in our 2000 Annual Report on Form 10-K. The results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the entire year.

Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation. Such reclassifications had no effect on the results of operations or net capital deficiency.

The consolidated condensed statement of operations for the fiscal quarter ended June 26, 1999 has been reclassified in order to present comparable statements for the two periods. Beginning with the first quarter of fiscal 2001, we have changed the method in which certain costs are allocated to research and development expenses, selling, general and administrative expenses and cost of sales. We believe that the current allocation method more accurately presents these expenses. The restatement has no effect on operating income or net income.

2.     Accounting  Changes  and  Effect  of Recently Issued Accounting Standards

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements". We recorded a cumulative effect of a change in accounting principle in the first quarter of fiscal 2001 to reflect our adoption of new revenue recognition policies as a result of this guidance. Effective with the first quarter of fiscal 2001, we have recognized revenue on international shipments based on customer receipt of inventory rather than on the date of shipment, which was our historical method. Results for the first quarter of fiscal 2001 include revenue of $5.4 million, cost of sales of $3.5 million and a cumulative effect of change in accounting principle of $1.7 million. Had we adopted the principle in the first quarter of fiscal 2000, results would have included revenue of $2.1 million, cost of sales of $1.0 million and a cumulative effect of change in accounting principle of $1.1 million.

During the first quarter of fiscal 2001, we also changed our estimate of the amount of revenue which is deferred on distributor transactions for products which are released for sale. Results include revenue of $5.4 million, cost of sales of $2.0 million and income of $3.4 million. The after tax effect of this estimate change increased basic and diluted earnings per share by $0.05 and $0.04, respectively.


On March 31, 2000, the Financial Accounting Standards Board issued Interpretation No. 44, which is an interpretation of APB Opinion No. 25 governing the accounting principles applicable to equity incentive plans. At this time we have not determined the full impact that Interpretation 44 will have on our earnings or financial condition.


3.     Inventories

Net  inventories  are  comprised  of  the  following:


                 June 24,   March 25,
                   2000        2000
                 ---------  ----------
Work-in process  $  50,524  $   44,539
Finished goods      21,374       8,749
                 ---------  ----------
                 $  71,898  $   53,288
                 =========  ==========

4.  Income  Taxes

We have accrued a provision of $10.7 million. Our effective income tax rate was approximately 10% for the quarter. Excluding the tax benefit of net operating loss carryforwards our effective income tax rate was approximately 30%.

Statement of Financial Accounting Standards 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance equal to its net deferred tax assets due to uncertainties regarding their realization. The realizability of the deferred tax assets will be evaluated on a quarterly basis.

5.     Restructuring  Costs,  Gain  on  Sale  of  Assets  and  Other

During the first quarter of fiscal 2001, we recorded restructuring and other gains of $12.5 million. Included in this amount is $12.0 million received from Intel Corporation ("Intel") on behalf of Basis Communications Corporation ("Basis") for the payment of two outstanding notes receivable which had previously been written off.

6.     Realized  Gain  on  Sale  of  Marketable  Equity  Securities

On May 18, 2000 we sold our holdings of approximately 1 million shares of Series A preferred stock and 0.5 million shares of common stock in Basis to Intel for $91.8 million. The sale was part of a tender offer whereby Intel purchased the outstanding preferred & common stock of Basis for $61.18 per share. Intel withheld from the total consideration $11.2 million pursuant to the indemnification provisions of the merger agreement between Intel and Basis.

7.     Interest  Income

In addition to $3.4 million of interest earned during the first quarter of fiscal 2001, we also recorded interest income of $1.4 million for interest received on two outstanding notes receivable which had previously been written off.

8.     eMicro

On May 3, 2000 we disclosed that we have signed a definitive agreement with Creative Technology Ltd. ("Creative") and Vertex Technology Fund (II) Ltd. ("Vertex") whereby Creative and Vertex have made financial investments into eMicro Corporation ("eMicro"), a fabless joint manufacturing venture based in Singapore. Under the terms of the agreement, eMicro will become a licensee of Cirrus Logic's proprietary circuits and a strategic supplier of audio codecs and other mixed-signal chip solutions to Creative.

9.     Extraordinary  Gain,  net  of  income  tax

During May 2000, we repurchased $28.1 million par value of our 6% convertible notes on the open market and recognized an extraordinary gain in the first quarter of fiscal 2001 of approximately $2.5 million (after income tax effect of $0.3 million) as a result of these repurchases.

Additionally, on May 31, 2000 we announced that the Board of Directors has authorized us to purchase up to $100 million in aggregate of the convertible notes during favorable market conditions.

10.     Net  Income  Per  Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                  BASIC EARNINGS PER SHARE

                                                                       Quarter ended
                                                                ---------------------------
                                                                   June 24,       June 26,
                                                                     2000           2000
                                                                ---------------  ----------
Income (loss) before extraordinary gain and accounting change   $       98,105   $(127,746)

Extraordinary gain, net of income tax                                    2,482           -
Cumulative effect of change in accounting principle                     (1,707)          -
                                                                ---------------  ----------
Net income (loss)                                               $       98,880   $(127,746)
                                                                ===============  ==========

Common stock outstanding                                                65,549      60,171

Basic net income (loss) per share:
  Before extraordinary gain and accounting change               $         1.50   $   (2.12)
  Extraordinary gain, net of income tax                                   0.04           -
  Cumulative effect of change in accounting principle                    (0.03)          -
                                                                ---------------  ----------
Basic net income (loss) per share                               $         1.51   $   (2.12)
                                                                ===============  ==========

DILUTED EARNINGS PER SHARE

Income (loss) before extraordinary gain and accounting change   $       98,105   $(127,746)

Effect of convertible subordinated note conversion                       3,657           -

Income (loss) including assumed conversions before
   extraordinary gain and accounting change                            101,762    (127,746)

Extraordinary gain, net of income tax                                    2,482           -
Cumulative effect of change in accounting principle                     (1,707)          -
                                                                ---------------  ----------
Net income (loss)                                               $      102,537   $(127,746)
                                                                ===============  ==========

Common stock outstanding                                                65,549      60,171

Assumed conversion of convertible subordinated notes                    11,184           -
Dilutive effect of stock options outstanding                             3,833           -
Contingent shares issueable in connection with acquisition                 118           -
                                                                ---------------  ----------
Diluted shares of common stock outstanding                              80,684      60,171
                                                                ===============  ==========

Diluted income (loss) per share:
  Before extraordinary gain and accounting change               $         1.26   $   (2.12)
  Extraordinary gain, net of income tax                                   0.03           -
  Cumulative effect of change in accounting principle                    (0.02)          -
                                                                ---------------  ----------
Diluted net income (loss) per share                             $         1.27   $   (2.12)
                                                                ===============  ==========

Incremental common shares attributable to the exercise of outstanding options of 7,106,849 shares for the three months ended June 26, 1999 were excluded from the computation of diluted net income per share because the effect would be antidilutive.

As of June 26, 1999, we had outstanding convertible subordinated notes to purchase 12,387,000 shares of common stock that were not included in the computation of diluted net income per share because the effect would be antidilutive.

11.     MiCRUS

The terms of the MiCRUS restructuring agreement, entered into during the first quarter of fiscal 2000, required us to pay $135 million in cash to IBM and issue into an escrow account shares of our common stock with a fair value (based on the average closing price of our common stock for the 20 days prior to closing) of $32 million. Under the escrow arrangement, the escrow period ended on April 3, 2000. On that date, 2.4 million shares were released to IBM and the remaining shares were returned to us due to contractual limitations on the value to be realized by IBM. During the six-month period following April 3, 2000, IBM may sell on the open market the Company stock it received. If at the end of the six month period on September 30, 2000, IBM has sold at least 15% of our stock, it can require us to purchase the remaining shares for cash such that the total received by IBM, including the amounts IBM received in open market sales, is $32 million. Our earnings may be adversely affected in future periods by declines in the market price of our stock and the resulting cash payments that may be required. IBM may keep all proceeds from the sale of the stock in excess of $32 million up to a maximum of $48 million. Amounts received by IBM in excess of $48 million must be returned to us.

As of June 24, 2000, IBM had sold shares of our stock on the open market worth approximately $19.4 million. As a result, at June 24, 2000, we reclassified this amount from temporary equity into permanent equity. (See Note 15).

12.  Commitments  and  Contingencies

As of June 24, 2000, we had forward exchange contracts requiring us to deliver approximately 1.25 billion Yen at an average exchange rate of 104.63 Yen :
$1.00. These contracts expire at various dates from September 28, 2000 to November 17, 2000.

Due  to  the  terms  of the MiCRUS restructuring agreement (as discussed in Note
11), as of June 24, 2000 we remained contingently liable for MiCRUS equipment leases with remaining payments of approximately $132.0 million payable through
2004.   (See  Note  15)

13.  Comprehensive  Income


                                           Quarter Ended
                                       ----------------------
                                        June 24,    June 26,
                                          2000        1999
                                       ----------  ----------
Net income (loss)                      $  98,880   $(127,746)
Change in unrealized gain on
   marketable equity securities          (24,606)          -
Change in unrealized loss on foreign
   currency translation adjustments          143        (100)
                                       ----------  ----------
                                       $  74,417   $(127,846)
                                       ==========  ==========

14.      Segment  information

Information  on  reportable  segments  is  as  follows  (in  thousands):


                                Quarter Ended
                            ----------------------
                             June 24,    June 26,
                               2000        1999
                            ----------  ----------

Revenues:
  Analog                    $  87,886   $  67,874
  Internet                     23,051       9,596
  Magnetic Storage             53,614      30,088
  End of Life                  11,331      12,995
  Corporate and all other       5,530           -
                            ----------  ----------
                            $ 181,412   $ 120,553
                            ----------  ----------

Operating profit (losses):
  Analog                    $  30,579   $   9,541
  Internet                      3,721      (1,532)
  Magnetic Storage              4,363       4,812
  End of Life                   2,123       5,669
  Corporate and all other     (12,066)   (145,890)
                            ----------  ----------
                            $  28,720   $(127,400)
                            ----------  ----------


15.     Subsequent  Events

During July 2000, cash equivalents of $56 million became unrestricted following the release of our guarantees relating to equipment leases at MiCRUS.

On July 27, 2000 we entered into a strategic supply agreement with Fujitsu, one of our largest customers. In the agreement, Fujitsu's hard-disk drive division has agreed to purchase and we have agreed to deliver approximately $200 million of Cirrus Logic's 3Ci magnetic storage chips during the next 12 months.

As of August 4, 2000, IBM had sold additional shares of our common stock on the open market. To date, IBM has received approximately $32.0 million from the sale of shares released to them in the restructuring agreement.

ITEM  2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read along with the unaudited consolidated condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 25, 2000, contained in the 2000 Annual Report on Form 10-K (the "2000 Form 10-K"). This Discussion and Analysis contains forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below or in the 2000 Form 10-K that could cause actual results to differ materially from our expectations. Readers are cautioned not to place undue reliance on any forward-looking statements, as they reflect management's analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS  OF  OPERATIONS

The following table discloses the percentages that income statement items are of net sales.

                                                            Percentage of Net Sales
                                                                 Quarter ended
                                                             --------------------
                                                              June 24,   June 26,
                                                               2000       1999
                                                             ---------  ---------
Net sales                                                         100%       100%

Gross margin                                                       41%        43%
Research and development                                           17%        24%
Selling, general and administrative                                14%        19%
Restructuring costs, gain on sale of assets and other, net         -7%       106%
                                                             ---------  ---------
Income (loss) from operations                                      16%      -106%
Realized gain on sale of marketable equity securities              44%         0%
Interest expense                                                   -3%        -6%
Interest income                                                     3%         2%
                                                             ---------  ---------
Income (loss) before income taxes                                  60%      -106%
Provision for income taxes                                         -6%         0%
                                                             ---------  ---------
Income (loss) before extraordinary gain and
  accounting change                                                54%      -106%
Extraordinary gain, net of tax                                      1%         0%
Cumulative effect of change in accounting principle                -1%         0%
                                                             ---------  ---------
Net income (loss)                                                  55%      -106%
                                                             =========  =========

NET  SALES

Net sales for the first quarter of fiscal 2001 increased by $60.9 million, or 50%, to $181.4 million from $120.6 million for the first quarter of fiscal 2000. Included in revenues in the first quarter of fiscal 2001 are $5.2 million resulting from an accounting principle change pertaining to the time at which we recognize revenue on international shipments, $5.4 million resulting from a change in our estimate of the amount of revenue which is deferred on distributor transactions for products which are released for sale and $3.0 million of royalty revenue. In addition, revenues from non-core businesses were $11.3 million in the first quarter of fiscal 2001 compared to $13.0 million in the first quarter of fiscal 2000. Excluding revenues from non-core businesses and one time accounting changes, net sales from core businesses, consisting of analog, internet and magnetic storage increased approximately $57.0 million due to increases of $20.0 million, $13.5 million and $23.5 million in the analog, internet and magnetic storage segments, respectively.

Export sales (including sales to U.S.-based customers with manufacturing plants overseas) were 76% and 74% of total sales in the first quarter of fiscal 2001 and fiscal 2000, respectively.

Our sales are currently denominated primarily in U.S. dollars. We currently enter into foreign currency forward exchange and option contracts to hedge certain of our foreign currency exposures.

Sales to two customers comprised approximately 15% and 12% of sales in the first quarter of fiscal 2001. Sales to these customers were approximately 4% and 16% of sales in the first quarter of fiscal 2000.

GROSS  MARGIN

Gross margin was 41% in the first quarter of fiscal 2001 and 43% in the first quarter of fiscal 2000. Gross margin decreased for the first quarter of fiscal 2001 primarily due to lower margins achieved in the magnetic storage business unit.

RESEARCH  AND  DEVELOPMENT

Research and development expenses for the first quarter of fiscal 2001 increased by $1.7 million, or 6% to $31.0 million from $29.4 million in the first quarter of fiscal 2000. The increase in research and development expenses for the first quarter of fiscal 2001 compared to the same period of fiscal 2000 is primarily due to spending in the analog business segment.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

Selling, general and administrative expenses in the first quarter of fiscal 2001 increased $3.2 million, or 14% to $26.3 million from $23.1 million in the first quarter of fiscal 2000. The increase is primarily due to spending in the magnetic storage and internet segments.

RESTRUCTURING  COSTS,  GAIN  ON  SALE  OF  ASSETS  AND  OTHER,  NET

During the first quarter of fiscal 2001, we recorded restructuring and other gains of $12.5 million. Included in this amount is $12.0 million received from Intel on behalf of Basis for the payment of two outstanding notes receivable previously written off.

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

REALIZED  GAIN  ON  SALE  OF  MARKETABLE  EQUITY  SECURITIES

On May 18, 2000 we sold our holdings of approximately 1 million shares of Series A preferred stock and 0.5 million shares of common stock in Basis Communications Corporation ("Basis") to Intel Corporation ("Intel") for $91.8 million. The sale was part of a tender offer whereby Intel purchased the outstanding preferred and common stock of Basis for $61.18 per share. Intel withheld from the total consideration paid $11.2 million pursuant to the indemnification provisions of the merger agreement between Intel and Basis.

INTEREST  EXPENSE

Interest expense was $5.0 million for the first quarter of fiscal 2001 and $6.7 million for the first quarter of fiscal 2000. The decrease in interest expense is primarily due to the repurchase of $28.1 million of our 6% convertible subordinated notes.

INTEREST  INCOME

Interest income was $4.8 million for the first quarter of fiscal 2001 and $3.0 million for the first quarter of fiscal 2000. The increase is primarily due to a $1.4 million interest payment received on the two outstanding notes receivable which had previously been written off.

INCOME  TAXES

We have accrued a provision of $10.7 million. Our effective income tax rate was approximately 10% for the quarter. Excluding the tax benefit of net operating loss carryforwards our effective income tax rate was approximately 30%. We did not provide for any income tax in the first quarter of fiscal 2000 due to the magnitude of the loss realized in that quarter.

EXTRAORDINARY  GAIN

During May 2000, we repurchased $28.1 million par value of our 6% convertible subordinated notes on the open market and recognized an extraordinary gain in the first quarter of fiscal 2001 of approximately $2.5 million (after income tax effect of $0.3 million) as a result of these repurchases.

Additionally, on May 31, 2000 we announced that the Board of Directors has authorized us to purchase up to $100 million in aggregate of the convertible notes during favorable market conditions.

CUMULATIVE  EFFECT  OF  CHANGE  IN  ACCOUNTING  PRINCIPLE

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements". We recorded a cumulative effect of a change in accounting principle in the first quarter of fiscal 2001 to reflect our adoption of new revenue recognition policies as a result of this guidance. Effective with the first quarter of fiscal 2001, we have recognized revenue on international shipments based on passage of title rather than on the date of shipment, which was our historical method.

On March 31, 2000, the Financial Accounting Standards Board issued Interpretation No. 44, which is an interpretation of APB Opinion No. 25 governing the accounting principles applicable to equity incentive plans. At this time we have not determined the full impact that Interpretation 44 will have on our earnings or financial condition.

LIQUIDITY  AND  CAPITAL  RESOURCES

     WE USED APPROXIMATELY $4.0 MILLION OF CASH AND CASH EQUIVALENTS IN OUR OPERATING ACTIVITIES DURING THE FIRST QUARTER OF FISCAL 2001 AND USED APPROXIMATELY $34.7 MILLION DURING THE FIRST QUARTER OF FISCAL 2000. THE CASH USED BY OPERATIONS IN THE FIRST QUARTER OF FISCAL 2001 WAS PRIMARILY DUE TO
INCREASES  IN  INVENTORY  AND  ACCOUNTS  RECEIVABLE  AND  DECREASES  IN ACCOUNTS
PAYABLE.

We provided $72.4 million in cash from investing activities during the first quarter of fiscal 2001 compared to cash provided by investing activities of $75.7 million during the comparable period of fiscal 2000. The cash provided by investing activities for fiscal 2001 is primarily due to the sale of the our interest in Basis.

We used $23.7 million in cash for financing activities during the first quarter of fiscal 2001 while using $6.6 million during the comparable period of fiscal 2000. During the first quarter of fiscal 2001, we repurchased $28.1 million par value of our 6% convertible subordinated notes for $24.9 million, and paid another $6.3 million of long-term debt and capital lease obligations. In addition to this, we received $2.4 million in proceeds from the issuance of our common stock and $5.0 million in equity contributions from joint venture partners. Cash used in financing activities for fiscal 2000 was due to payments on our outstanding debt partially offset by new issuances of stock relating to the exercise of stock options.

At June 24, 2000, we had $246.5 million of cash, cash equivalents and restricted cash of which $57.7 million is restricted cash. During July 2000, $56 million of the restricted cash recorded at June 24, 2000 became unrestricted due to the release of our guarantees relating to leases at MiCRUS, one of the our former joint venture partners.

Historically, we have generated cash in an amount sufficient to fund its operations. We anticipate that our existing capital resources and cash flow generated from future operations will enable it to maintain its current level of operations for the foreseeable future. We may revise our operating plans in response to future changes in the semiconductor industry in general and the demand for its products in particular. We believe that significant changes in the economic environment, which may affect worldwide demand for technology products, could materially and adversely impact us, including with respect to such matters as its ability to fund its future operations.

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

     the  volume  and  timing  of  orders  received;

     changes  in  the  mix  of  our  products  sold;

     market  acceptance  of  our  products  and  the  products of our customers;

     competitive  pricing  pressures;

     our  ability  to  expand  manufacturing  output  to meet increasing demand;

     our  ability  to  introduce  new  products  on  a  timely  basis;

     fixed costs associated with minimum purchase commitments under supply contracts if demand decreases;

     the  timing  and  extent  of  our  research  and  development  expenses;

     cyclical  semiconductor  industry  conditions;

     the  failure  to  anticipate  changing  customer  product  requirements;

     fluctuations  in  manufacturing  costs;

     disruption  in  the  supply  of  wafers  or  assembly  services;

     the  ability  of  customers  to  make  payments  to  us;

     increases  in  material  costs;

     certain production and other risks associated with using independent manufacturers; and

     product  obsolescence,  price  erosion  and  other  competitive  factors.

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

     proper  new  product  definition,

     timely  completion  of  design  and  testing  of  new  products,

     achievement  of  acceptable  manufacturing  yields  and

     market  acceptance  of  our  products  and  the  products of our customers.

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

     material  recall  and  replacement  costs for product warranty and support;

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

     THE INTEGRATED CIRCUIT INDUSTRY IS VERY CYCLICAL AND AN INDUSTRY DOWNTURN WOULD ADVERSELY AFFECT OUR BUSINESS.

The  integrated  circuit  industry  is  characterized  by:

     rapid  technological  change;

     cyclical  market  patterns;

     significant  price  erosion;

     periods  of  over-capacity  and  production  shortages;

     variations  in  manufacturing  costs  and  yields;  and

     significant  expenditures  for  capital  equipment and product development.

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

     loss  of  customer  base  as  we  refocus  on  non-PC  markets;  and as a supplier to manufacturers at different levels of the production chain, our potential dependence on the success of a particular PC OEM due to our inability to accurately identify end-users of our product.

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

     aggressive  competitive  pricing  pressures  in  the  audio ICs market; and

     the inability of our audio products to meet cost or performance requirements of the three-dimensional, spatial-effects audio market.

     THERE  ARE  RISKS  RELATED TO SERVING THE PRECISION DATA CONVERSION MARKET.

Decreased revenues from sales to the precision mixed-signal products market could be caused by the following:

     our inability to establish broad sales channels and our failure to develop and maintain a sufficiently broad competitive product line;

     customer  delays  in  their  product  development  and  introductions  ;

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

     customer  delays  in  their  product  development  and  introductions;  and price competition from over 30 other embedded processor products manufacturers who have licensed ARM Ltd. CPU cores, the same CPU core we license, and who will likely produce products around these cores which are very similar to ours.

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

     unexpected  changes  in  regulatory  requirements;

     changes  in  diplomatic  and  trade  relationships;

     delays resulting from difficulty in obtaining export licenses for technology;

     tariffs  and  other  barriers  and  restrictions;  and

     the  burdens  of  complying  with  a  variety  of  foreign  laws.

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

     STRONG COMPETITION IN THE HIGH-PERFORMANCE INTEGRATED CIRCUIT MARKET MAY HARM OUR BUSINESS.

     The high-performance integrated circuit industry is highly competitive and subject to rapid technological change. Significant competitive factors in our markets include:

     product  features,  reliability,  performance  and  price;

     the  diversity  and  timing  of  new  product  introductions;

     the  emergence  of  new  computer  standards  and  other  customer systems;

     product  quality;

     efficiency  of  production;  and

     customer  support.

     Because of shortened product life cycles and even shorter design-in cycles, our competitors have increasingly frequent opportunities to achieve design wins in next generation systems. In the event that competitors succeed in supplanting our products, our market share may not be sustainable and net sales, gross margin, and results of operations would be adversely affected. Our principal competitors include: Analog Devices, Applied Micro Devices, Atmel, Burr-Brown, Creative Technologies, ESS Technologies,

Intel, Linear Technology, Lucent Technologies, Motorola, ST Microelectronics, Texas Instruments and Yamaha; many of whom have substantially greater financial and other resources than we do with which to pursue engineering, manufacturing, marketing and distribution of their products. We expect intensified competition from emerging companies and from customers who develop their own integrated circuit products. Increased competition could adversely affect our business.We cannot assure you that we will be able to compete successfully in the future or that competitive pressures will not adversely affect our financial condition and results of operations. Competitive pressures could reduce market acceptance of our products and result in price reductions and increases in expenses that could adversely affect our business and our financial condition.

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


Item  3.  Quantitative  and  Qualitative  Disclosures  about  Market  Risk.

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the Year Ended March 25, 2000.

PART  II.  OTHER  INFORMATION

Item  1.   Legal  Proceedings

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


Item  6.  Exhibits  and  Reports  on  Form  8-K

 a.  Exhibits

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
12.0             Statement Regarding Computation of Ratios of Earnings to Fixed
                 Charges
27               Article  5  Financial  Data  Schedule  (June  24,  2000)

_______

(1) Incorporated by reference to Registrants Definitive Proxy Statement for the fiscal year ended March 28, 1998.

 b.  Reports  on  Form  8-K

     The registrant filed a Current Report of Form 8-K on April 7, 2000, pursuant to Items 2 and 7 of Form 8-K, reporting the partial liquidation of our investment in the common stock of Phone.com, Inc.

     The registrant filed a Current Report of Form 8-K on May 10, 2000, pursuant to Item 5 of Form 8-K, reporting changes to the executive management of the Company.

      The registrant filed a Current Report of Form 8-K on June 2, 2000, pursuant to Item 2 of Form 8-K, reporting the sale of the Company's holdings of preferred stock of Basis Communications Corporation ("Basis"), the exercise of a warrant to purchase common shares of Basis and the subsequent sale of those common shares.

Part  II.  Other  information,  item  6a

Exhibit  12.0


                               CIRRUS LOGIC, INC.
          STATEMENT REGARDING COMPUTATION OF EARNINGS TO FIXED CHARGES
        (in  thousands,  except  ratio  of  earnings  to  fixed  charges)

                                            Quarter Ended
                                        ---------------------
                                        June 24,    June 26,
                                          2000        1999
                                        ---------  ----------
Income (loss) before income taxes       $ 108,697  $(127,746)

Fixed Charges (1)                           5,361      7,173
                                        ---------  ----------

  Total earnings and fixed charges        114,058   (120,573)

Fixed Charges (1)                           5,361      7,173

Ratio of earnings to fixed charges (2)       21.3  N/A
                                        =========  ==========


(1) Fixed charges consist of interest expense incurred, including capital leases, amortization of interest costs and the portion of rental expense under operating leases deemed by the Company to be representative of the interest factor.
(2) Earnings were inadequate to cover fixed charges for the quarter ended June 26, 1999 by approximately $127.7 million.

CIRRUS  LOGIC,  INC.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 CIRRUS LOGIC, INC.
                                                    (Registrant)




August  8,  2000                                /s/ ROBERT  W.  FAY
                                                ----------------------------
Date                                                Robert  W.  Fay
                                                    Vice  President,
                                                    Chief Financial Officer,
                                                    and  Secretary