Form 10-Q
period 2000-09-23
CIRRUS LOGIC INC
filed 2000-11-07
CIK 772406

FORM 10-Q


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


     (Mark  One)
[X]   Quarterly  Report  Pursuant  to  Section  13  or  15(d)  of  the
       Securities  Exchange  Act  of  1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 23, 2000


[  ]  Transition  report  pursuant  to  Section  13  or  15(d)  of  the
     Securities  Exchange  Act  of  1934

For  the  transition  period  from     to

                       COMMISSION FILE NUMBER     0-17795


                               CIRRUS LOGIC, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 DELAWARE                                  77-0024818
         (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)               Identification No.)

            4210 S. Industrial Drive Austin, TX                78744
         (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code:  (512) 445-7222


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             YES [X]        NO [  ]


  The number of shares of the registrant's common stock, $0.001 par value, was
                       67,088,019 as of September 23, 2000


                               CIRRUS LOGIC, INC.


INDEX

PART I:     FINANCIAL INFORMATION                                           PAGE

       Item 1.  Financial Statements

                     Consolidated Condensed Statements of
                     Operations Quarter and Two Quarters Ended
                     September 23, 2000 and September 25, 1999                 3

                     Consolidated Condensed Balance Sheets -
                     September 23, 2000 and March 25, 2000                     4

                     Consolidated Condensed Statements of
                     Cash Flows Two Quarters ended
                     September 23, 2000 and September 25, 1999                 5

                     Notes to the Unaudited Consolidated
                     Condensed Financial Statements                            6

       Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations             13

       Item 3.  Quantitative and Qualitative Disclosures about Market Risk    25

PART II:    OTHER INFORMATION

       Item 1.  Legal Proceedings                                             26
       Item 4.  Submission of Matters to a Vote of Security Holders           26
       Item 6.  Exhibits and Reports on Form 8-K                              27

Signatures                                                                    29

Part  1.  Financial  Information
Item  1.  Financial  Statements

                                            CIRRUS LOGIC, INC.
                              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (In thousands, except per share data)
                                                (Unaudited)

                                                              Quarter Ended         Two Quarters Ended
                                                        ------------------------  ------------------------
                                                         Sept. 23,    Sept. 25,    Sept. 23,    Sept. 25,
                                                           2000         1999         2000         1999
                                                        -----------  -----------  -----------  -----------
Net sales                                               $  189,537   $  132,842   $  370,949   $  253,395

Costs and expenses:
  Cost of sales                                            110,513       77,075      218,412      145,364
  Research and development                                  34,549       30,068       65,588       59,454
  Selling, general and administrative                       29,299       23,081       55,567       46,149
  Restructuring costs, gain on sale of assets and
  other, net                                                (1,848)           -      (14,362)     127,210
  Acquired in-process research and development                   -        8,013            -        8,013
                                                        -----------  -----------  -----------  -----------
     Total costs and expenses                              172,513      138,237      325,205      386,190
                                                        -----------  -----------  -----------  -----------

Income (loss) from operations                               17,024       (5,395)      45,744     (132,795)

Realized gain on sale of marketable equity
securities                                                   1,905            -       81,544            -
Interest expense                                            (5,119)      (6,489)     (10,100)     (13,223)
Interest income                                              4,308        1,841        9,113        4,834
Other income                                                   169          689          682        4,084
                                                        -----------  -----------  -----------  -----------
Income (loss) before provision for income taxes             18,287       (9,354)     126,983     (137,100)
Provision for income taxes                                   1,924            -       12,635            -
Minority interest in (income) loss                             105            -          224            -
                                                        -----------  -----------  -----------  -----------
Income (loss) before extraordinary gain
and accounting change                                       16,468       (9,354)     114,572     (137,100)

Extraordinary gain, net of income tax                            -            -        2,482            -
Cumulative effect of change in accounting principle              -            -       (1,707)           -
                                                        -----------  -----------  -----------  -----------
Net income (loss)                                       $   16,468   $   (9,354)  $  115,347   $ (137,100)
                                                        ===========  ===========  ===========  ===========

Basic income (loss) per share:
  Before extraordinary gain and accounting change       $     0.25   $    (0.15)  $     1.73   $    (2.26)
  Extraordinary gain, net of income tax                          -            -         0.04            -
  Cumulative effect of change in accounting principle            -            -        (0.03)           -
                                                        -----------  -----------  -----------  -----------
                                                        $     0.25   $    (0.15)  $     1.75   $    (2.26)
                                                        ===========  ===========  ===========  ===========

Diluted income (loss) per share:
  Before extraordinary gain and accounting change       $     0.23   $    (0.15)  $     1.49   $    (2.26)
  Extraordinary gain, net of income tax                          -            -         0.03            -
  Cumulative effect of change in accounting principle            -            -        (0.02)           -
                                                        -----------  -----------  -----------  -----------
                                                        $     0.23   $    (0.15)  $     1.50   $    (2.26)
                                                        ===========  ===========  ===========  ===========
Weighted average common shares outstanding:
  Basic                                                     66,041       61,353       66,064       60,762
  Diluted                                                   70,918       61,353       81,674       60,762

     See Notes to the Unaudited Consolidated Condensed Financial Statements


                                          CIRRUS LOGIC, INC.
                                CONSOLIDATED CONDENSED BALANCE SHEETS
                                            (In thousands)
                                             (Unaudited)


                                                                          September 23,    March 25,
                                                                              2000           2000
                                                                         ---------------  -----------
Assets
Current assets
  Cash and cash equivalents                                              $      254,711   $  144,034
  Restricted cash                                                                 1,421       57,173
  Marketable equity securities                                                   33,875       48,077
  Accounts receivable, net                                                      129,654       94,672
  Inventories, net                                                               86,479       53,288
  Other current assets                                                           26,979       23,421
                                                                         ---------------  -----------
                                                                                533,119      420,665

Property and equipment, net                                                      36,902       34,730
Deposits and other assets                                                        45,289       49,437
                                                                         ---------------  -----------
                                                                         $      615,310   $  504,832
                                                                         ===============  ===========


Liabilities and Shareholders' Equity (Net Capital Deficiency)
Current liabilities
  Accounts payable and accrued liabilities                               $      141,303   $  130,567
  Current maturities of long-term debt and                                        7,948       12,829
  capital lease obligations
  Income taxes payable                                                           53,706       40,193
                                                                         ---------------  -----------
                                                                                202,957      183,589

Long term obligations and convertible subordinated notes                        277,304      304,945

Commitments and contingencies

Stock issued under restructuring agreement                                            -       32,000
Minority interest                                                                 1,776            -

Shareholders' Equity (Net Capital Deficiency)
  Capital stock                                                                 416,395      368,015
  Accumulated deficit                                                          (315,653)    (431,001)
  Accumulated other comprehensive income                                         32,531       47,284
                                                                         ---------------  -----------
                                                                                133,273      (15,702)
                                                                         ---------------  -----------
                                                                         $      615,310   $  504,832
                                                                         ===============  ===========

See Notes to the Unaudited Consolidated Condensed Financial Statements




CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                          Two Quarters Ended
                                                                         --------------------
                                                                              Sept. 23,         Sept. 25,
                                                                                 2000             1999
                                                                         --------------------  -----------
Cash flows from operating activities:
  Net income (loss)                                                      $           115,348   $ (137,100)
  Adjustments to reconcile net income (loss) to net
    cash flows from operations:
    Depreciation and amortization                                                     15,419       15,616
    Non-cash portion of restructuring  and other charges                               1,512       40,417
    Extraordinary gain, net of income tax                                             (2,482)           -
    Gain on sale of short-term investments                                           (81,544)           -
    Net change in operating assets and liabilities                                   (44,358)    (118,019)
                                                                         --------------------  -----------
Net cash provided by (used in) operations                                              3,895     (199,086)
                                                                         --------------------  -----------

Cash flows from investing activities:
  Proceeds from sale of short-term investments                                        83,544       74,616
  Proceeds from restruturing of joint venture                                              -       14,000
  Increase in property and equipment                                                 (12,327)      (2,846)
  Investments in technology                                                           (4,416)           -
  Increase in cash from AudioLogic, Inc. acquisition                                       -        1,010
  Increase in deposits and other assets                                                 (626)     (11,630)
  Decrease in restricted cash                                                         55,752       27,544
                                                                         --------------------  -----------
Net cash provided by investing activities                                            121,927      102,694
                                                                         --------------------  -----------

Cash flows from financing activities:
  Repurchase of convertible subordinated notes                                       (24,848)           -
  Proceeds from issuance of common stock                                              11,695        6,532
  Payments on long-term debt and capital lease obligations                            (6,992)     (13,076)
  Cash contributions from minority partners                                            5,000            -
                                                                         --------------------  -----------
Net cash used in financing activies                                                  (15,145)      (6,544)
                                                                         --------------------  -----------

Net increase (decrease) in cash and cash equivalents                                 110,677     (102,936)
Cash and cash equivalents at beginning of period                                     144,034      144,457
                                                                         --------------------  -----------
Cash and cash equivalents at end of period                               $           254,711   $   41,521
                                                                         ====================  ===========

See Notes to the Unaudited Consolidated Condensed Financial Statements

                               CIRRUS LOGIC, INC.

       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  Basis  of  Presentation

The consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. ("we"',"our", "us") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, and notes thereto for the year ended March 25, 2000, included in our 2000 Annual Report on Form 10-K. The results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the entire year.

Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation. Such reclassifications had no effect on the results of operations or net capital deficiency.

The consolidated condensed statement of operations for the fiscal quarter and two fiscal quarters ended September 25, 1999 have been reclassified in order to present comparable statements for the two periods. Beginning with the first quarter of fiscal 2001, we have changed the method in which certain costs are allocated to research and development expenses, selling, general and administrative expenses and cost of sales. We believe that the current allocation method more accurately presents these expenses. The reclassification has no effect on operating income or net income.


2.  Accounting  Changes  and  Effect  of  Recently  Issued  Accounting Standards

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements". We recorded a cumulative effect of a change in accounting principle in the first quarter of fiscal 2001 to reflect our adoption of new revenue recognition policies as a result of this guidance. Effective with the first quarter of fiscal 2001, we have recognized revenue on international shipments based on customer receipt of inventory rather than on the date of shipment, which was our historical method. Results for the first two fiscal quarters of fiscal 2001 include revenue of $5.4 million, cost of sales of $3.5 million and a cumulative effect of change in accounting principle of $1.7 million. Had we adopted the principle in the first quarter of fiscal 2000, results for the two quarters ended September 25, 1999 would have included revenue of $2.1 million and cost of sales of $1.0 million and a cumulative effect of change in accounting principle of $1.1 million.

During the first quarter of fiscal 2001, we also changed our estimate of the amount of revenue which is deferred on distributor transactions for products which are released for sale. Results for the two fiscal quarters ended September 23, 2000 include revenue of $5.4 million, cost of sales of $2.0 million and income of $3.4 million. The after tax effect of this estimate change increased basic and diluted earnings per share by $0.06 and $0.04 for the two quarters ended September 23, 2000.

On March 31, 2000, the Financial Accounting Standards Board issued Interpretation No. 44, which is an interpretation of APB Opinion No. 25 governing the accounting principles applicable to equity incentive plans. The interpretation did not have a material impact on our results of operations or financial condition.

3.  Inventories

Net  inventories  are  comprised  of  the  following  (in  thousands):




                 Sept. 23,   March 25,
                    2000        2000
                 ----------  ----------
Work-in process  $   66,386  $   44,539
Finished goods       20,093       8,749
                 ----------  ----------
                 $   86,479  $   53,288
                 ==========  ==========

4.  Income  Taxes

We have accrued a provision of $1.9 million and $12.9 million for the fiscal quarter and the two fiscal quarters ended September 23, 2000, respectively. Our effective income tax rate was approximately 10% for the quarter and two quarters. Excluding the tax benefit of net operating loss carryforwards our effective income tax rate was approximately 30%.

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


5.  Restructuring  Costs,  Gain  on  Sale  of  Assets  and  Other

During the second quarter of fiscal 2001, we recorded restructuring and other gains of $1.8 million primarily related to the final resolution of the MiCRUS restructuring agreement. During the first two quarters of fiscal 2001, we recorded restructuring and other gains of $14.4 million. Included in this amount is $12.0 million received during the first quarter of fiscal 2001 from Intel Corporation ("Intel") on behalf of Basis Communications Corporation ("Basis") for the payment of two outstanding notes receivable which had previously been written off.

6.  Acquisition  of  AudioLogic,  Inc.

On July 27, 1999 we completed our acquisition of AudioLogic, Inc. ("AudioLogic"), a Colorado-based company specializing in low power mixed-signal integrated circuit design. The acquisition was completed through a stock-for-stock transaction whereby each share of AudioLogic was exchanged for
 .3006 shares of Cirrus Logic, Inc. common stock. Using the same ratio, each outstanding, unexercised option in AudioLogic granted under the AudioLogic, Inc. 1992 Stock Option Plan was exchanged for an option to purchase the common stock of Cirrus Logic, Inc.

As part of the stock transaction, we guaranteed that the contractual value of the converted shares and unexercised options would be at least $25 million at the one-year anniversary of the closing, July 27, 2000. At the closing date, the contractual value of the converted shares was $23.7 million. As a result, we issued an additional 66,200 shares of common stock.

Management estimated that $8.0 million of the purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was expensed in the second quarter of fiscal year 2000 following consummation of the acquisition.

In addition, due to the terms of the acquisition agreement, during September of 2000, we paid additional compensation of $2.5 million to certain employees of AudioLogic. This compensation is included in research and development expenses and selling, general and administrative expenses.


7.  Realized  Gain  on  Sale  of  Marketable  Equity  Securities

During the second quarter of fiscal 2001 we recognized a gain on sale of marketable equity securities of $1.9 million related to the sale of Phone.com options. During the first two quarters of fiscal 2001 we recognized gains on sale of marketable equity securities of $81.6 million. These gains were primarily related to the sale of our holdings of approximately 1 million shares of Series A preferred stock and 0.5 million shares of common stock in Basis to Intel for $91.8 million. The sale was part of a tender offer whereby Intel purchased the outstanding preferred and common stock of Basis for $61.18 per share. Intel withheld from the total consideration $11.2 million pursuant to the indemnification provisions of the merger agreement between Intel and Basis.


8.  Interest  income

In addition to $7.7 million of interest earned during the first two quarters of fiscal 2001, we also recorded interest income of $1.4 million for interest received on two outstanding notes receivable which had previously been written off.

9.  Extraordinary  Gain,  net  of  income  tax

During the first quarter of fiscal 2001, we repurchased $28.1 million par value of our 6% convertible notes on the open market and recognized an extraordinary gain in the first quarter of fiscal 2001 of approximately $2.5 million (after income tax effect of $0.3 million) as a result of these repurchases.

10.  Net  Income  Per  Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):


                                            BASIC EARNINGS PER SHARE
                                                                     Quarter Ended           Two Quarters Ended
                                                                -----------------------  ------------------------
                                                                Sept. 23,    Sept. 25,    Sept. 23,    Sept. 25,
                                                                   2000        1999         2000         1999
                                                                ----------  -----------  -----------  -----------
Income (loss) before extraordinary gain and accounting change   $   16,468  $   (9,354)  $  114,572   $ (137,100)

Extraordinary gain, net of income tax                                    -           -        2,482            -
Cumulative effect of change in accounting principle                      -           -       (1,707)           -
                                                                ----------  -----------  -----------  -----------
Net income (loss)                                               $   16,468  $   (9,354)  $  115,347   $ (137,100)
                                                                ==========  ===========  ===========  ===========

Weighted average common stock outstanding                           66,041      61,353       66,064       60,762

Basic net income (loss) per share:
  Before extraordinary gain and accounting change               $     0.25  $    (0.15)  $     1.73   $    (2.26)
  Extraordinary gain, net of income tax                                  -           -         0.04            -
  Cumulative effect of change in accounting principle                    -           -        (0.03)           -
                                                                ----------  -----------  -----------  -----------
Basic net income (loss) per share                               $     0.25  $    (0.15)  $     1.75   $    (2.26)
                                                                ==========  ===========  ===========  ===========

                                            DILUTED EARNINGS PER SHARE

Income (loss) before extraordinary gain and accounting change   $   16,468  $   (9,354)  $  114,572   $ (137,100)

Effect of convertible subordinated note conversion                       -           -        7,313            -

Income (loss) including assumed conversions before
   extraordinary gain and accounting change                         16,468      (9,354)     121,885     (137,100)

Extraordinary gain, net of income tax                                    -           -        2,482            -
Cumulative effect of change in accounting principle                      -           -       (1,707)           -
                                                                ----------  -----------  -----------  -----------
Net income (loss)                                               $   16,468  $   (9,354)  $  122,660   $ (137,100)
                                                                ==========  ===========  ===========  ===========

Weighted average common stock outstanding                           66,041      61,353       66,064       60,762

Assumed conversion of convertible subordinated notes                     -           -       11,185            -
Dilutive effect of stock options outstanding                         4,877           -        4,425            -
                                                                ----------  -----------  -----------  -----------
 Weighted average diluted shares of common stock outstanding        70,918      61,353       81,674       60,762
                                                                ==========  ===========  ===========  ===========

Diluted income (loss) per share:
  Before extraordinary gain and accounting change               $     0.23  $    (0.15)  $     1.49   $    (2.26)
  Extraordinary gain, net of income tax                                  -           -         0.03            -
  Cumulative effect of change in accounting principle                    -           -        (0.02)           -
                                                                ----------  -----------  -----------  -----------
Diluted net income (loss) per share                             $     0.23  $    (0.15)  $     1.50   $    (2.26)
                                                                ==========  ===========  ===========  ===========

As of September 23, 2000, we had outstanding subordinated notes convertible into 11,184,923 shares of common stock that were not included in the computation of diluted net income per share for the three-month period because the effect would have been antidilutive.

Incremental common shares attributable to the exercise of outstanding options of 1,317,875 and 662,297 shares, respectively, for the three and six months ended
September 25, 1999 were excluded from the computation of diluted net loss per share because the effect would be antidilutive.


11.  MiCRUS

The terms of the MiCRUS restructuring agreement, entered into during the first quarter of fiscal 2000, required us to pay $135 million in cash to IBM and issue into an escrow account shares of our common stock with a fair value (based on the average closing price of our common stock for the 20 days prior to closing) of $32 million. Under the escrow arrangement, the escrow period ended on April 3, 2000. On that date, 2.4 million shares were released to IBM and the remaining shares were returned to us due to contractual limitations on the value to be realized by IBM. During the six-month period following April 3, 2000, IBM could sell on the open market the Company stock it received. If at the end of the six month period on September 30, 2000, IBM had sold at least 15% of our stock, it could require us to purchase the remaining shares for cash such that the total received by IBM, including the amounts IBM received in open market sales, was $32 million. IBM could keep all proceeds from the sale of the stock in excess of $32 million up to a maximum of $48 million. Amounts received by IBM in excess of $48 million had to be returned to us.

As of September 23, 2000, IBM had sold all of the shares of our common stock issued to them under the MiCRUS restructuring agreement. The proceeds from these sales were approximately $48 million. As a result, at September 23, 2000, we have reclassified $32 million of temporary equity to permanent equity, since our obligation under the restructuring agreement had ceased.

12.  Commitments  and  Contingencies

As of September 23, 2000, we had forward exchange contracts requiring us to deliver approximately 750 million Yen at an average exchange rate of 104.76 Yen : $1.00. These contracts expire at various dates from October 20, 2000 to December 22, 2000.

Due  to  the  terms  of the MiCRUS restructuring agreement (as discussed in Note
11), as of September 23, 2000 we remained contingently liable for MiCRUS equipment leases with remaining payments of approximately $132.0 million payable through 2004. During July 2000, cash equivalents of $56 million became unrestricted following the release of our guarantees relating to equipment leases at MiCRUS

13.  Comprehensive  Income

The components of comprehensive income, net of tax, are as follows (in thousands):




                                        Quarter Ended                 Two Quarters Ended
                                       ---------------               --------------------
                                          Sept. 23,      Sept. 25,        Sept. 23,         Sept. 25,
                                            2000           1999              2000             1999
                                       ---------------  -----------  --------------------  -----------
Net income (loss)                      $       16,468   $   (9,354)  $           115,347   $ (137,100)
Change in unrealized gain on
   marketable equity securities                 9,924       81,190               (14,694)      81,190
Change in unrealized loss on foreign
   currency translation adjustments              (202)       1,192                   (59)       1,092
                                       ---------------  -----------  --------------------  -----------
                                       $       26,190   $   73,028   $           100,594   $  (54,818)
                                       ===============  ===========  ====================  ===========

14.  Segment  information

Information  on  reportable  segments  is  as  follows  (in  thousands):


                            Quarter Ended                 Two Quarters Ended
                            -------------                 ------------------

                             Sept. 23,    Sept. 25,    Sept. 23,    Sept. 25,
                               2000         1999         2000         1999
                           -----------  -----------  -----------  -----------
Revenues:
  Analog                   $   86,658   $   80,701   $  170,301   $  148,430
  Internet                     26,118        8,044       49,120       17,625
  Magnetic Storage             63,217       26,346      116,829       56,464
  End of Life                  12,404       17,317       23,733       30,298
  Corporate and all other       1,140          434       10,966          578
                          -----------  -----------  -----------  -----------
                           $  189,537   $  132,842   $  370,949   $  253,395
                          ===========  ===========  ===========  ===========

Operating profit (losses):
  Analog                   $   24,393   $   16,714   $   54,973   $   26,255
  Internet                      5,449       (2,962)       9,170       (4,495)
  Magnetic Storage             10,210        3,066       14,573        7,879
  End of Life                   1,708        3,786        3,847        9,455
  Corporate and all other     (24,736)     (25,999)     (36,819)    (171,889)
                           -----------  -----------  -----------  -----------
                           $   17,024   $   (5,395)  $   45,744   $ (132,795)
                           ===========  ===========  ===========  ===========





15.  Subsequent  Events

On September 25, 2000 we entered into an agreement whereby we issued 990,967 shares of common stock and paid $96,000 to holders of $24 million aggregate principal amount of our 6% Convertible Subordinated Notes, due December 15, 2003. In return we received the notes and were forgiven any and all obligations related to the notes and their accrued interest.

On September 28, 2000 we announced that we had called for an October 16, 2000 redemption of $135 million aggregate principal amount of our 6% Convertible Subordinated Notes, due December 15, 2003. The holders of 134,928 notes elected to exercise their conversion rights and to receive a total of 5,571,218 shares of common stock. The holders of 72 notes received cash totaling $76,000 as payment for principal, redemption premium and interest accrued from June 15, 2000, the last interest payment date.

On September 28, 2000 we announced that we had called for an October 16, 2000 redemption of $135 million aggregate principal amount of our 6% Convertible Subordinated Notes, due December 15, 2003. The holders of 134,928 notes elected to exercise their conversion rights and to receive a total of approximately 5,571,218 shares of common stock. The holders of 72 notes received cash totaling approximately $76,000 as payment for principal, redemption premium and interest accrued from June 15, 2000, the last interest payment date.

On October 18, 2000 we announced that we had called for a November 7, 2000 redemption of the remaining $111.9 million aggregate principal amount of our 6% Convertible Subordinated Notes, due December 15, 2003. The holders of 111,854 notes elected to exercise their conversion rights and to receive a total of approximately 4,618,485 shares of common stock. The holders of 21 notes received cash totaling approximately $22,000 as payment for principal, redemption premium and interest accrued from June 15, 2000, the last interest payment date.

Item  2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read along with the unaudited consolidated condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 25, 2000, contained in the 2000 Annual Report on Form 10-K (the "2000 Form 10-K"). This Discussion and Analysis contains forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below or in the 2000 Form 10-K that could cause actual results to differ materially from the Company's expectations. Readers are cautioned not to place undue reliance on any forward-looking statements, as they reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS  OF  OPERATIONS

The following table discloses the percentages that income statement items are of net sales.


                                                                     Percentage of Net Sales
                                                               Quarter Ended       Two Quarters Ended
                                                               -------------       ------------------

                                                             Sept. 23   Sept. 25   Sept. 23   Sept. 25
                                                               2000       1999       2000       1999
                                                             ---------  ---------  ---------  ---------
Net sales                                                         100%       100%       100%       100%

Gross margin                                                       42%        42%        41%        43%
Research and development                                           18%        23%        18%        23%
Selling, general and administrative                                15%        17%        15%        18%
Restructuring costs, gain on sale of assets and other, net         -1%         0%        -4%        50%
Acquired in-process research and development                        0%         6%         0%         3%
                                                             ---------  ---------  ---------  ---------
Income (loss) from operations                                       9%        -4%        12%       -52%
Realized gain on sale of marketable equity securities               1%         0%        22%         0%
Interest expense                                                   -3%        -5%        -3%        -5%
Interest income                                                     2%         1%         2%         2%
Other income                                                        0%         1%         0%         2%
                                                             ---------  ---------  ---------  ---------
Income (loss) before income taxes                                  10%        -7%        34%       -54%
Provision for income taxes                                          1%         0%         3%         0%
                                                             ---------  ---------  ---------  ---------
Income (loss) before extraordinary gain and
  accounting change                                                 9%        -7%        31%       -54%
Extraordinary gain, net of tax                                      0%         0%         1%         0%
Cumulative effect of change in accounting principle                 0%         0%         0%         0%
                                                             ---------  ---------  ---------  ---------
Net income (loss)                                                   9%        -7%        31%       -54%
                                                             =========  =========  =========  =========

NET  SALES

Net sales for the second quarter of fiscal 2001 increased by $56.7 million, or 42.7%, to $189.5 million from $132.8 million for the second quarter of fiscal 2000. Revenues from non-core businesses in the second quarter of fiscal 2001 were $12.4 million compared to $17.3 million in the second quarter of fiscal 2000. Also included in revenues for the second quarter of fiscal 2001 are $2.0 million of royalty revenue. Excluding revenues from non-core businesses, revenues from core businesses consisting of analog, Internet and magnetic storage increased approximately $60.9 million due to increases of $6.0 million, $18.1 million and $36.9 million in the analog, Internet and magnetic storage segments respectively.

Net sales for the first two quarters of fiscal 2001 increased by $117.6 million, or 46.4%, to $370.9 million from $253.4 million for the first two quarters of fiscal 2000. Included in revenues in the first two quarters of fiscal 2001 are $5.2 million resulting from an accounting principle change pertaining to the time at which we recognize revenue on international shipments, $5.4 million resulting from a change in accounting estimate pertaining to our method of estimating the amount of revenue which is deferred on distributor transactions for products which are released for sale and $5.0 million of royalty revenue. In addition, revenues from non-core businesses were $23.7 million in the first two quarters of fiscal 2001 compared to $30.3 million in the first two quarters of fiscal 2000. Excluding revenues from non-core businesses and one time accounting changes, net sales from core businesses, consisting of analog, Internet and magnetic storage increased approximately $113.7 million due to increases of $21.9 million, $31.5 million and $60.4 million in the analog, Internet and magnetic storage segments, respectively.

Export sales (including sales to U.S.-based customers with manufacturing plants overseas) were 78% and 73% of total sales in the second quarter of fiscal 2001 and fiscal 2000, respectively, and were 77% and 73% of total sales in the first two quarters of fiscal 2001 and fiscal 2000, respectively.

Our sales are currently denominated primarily in U.S. dollars. We currently enter into foreign currency forward exchange and option contracts to hedge certain of our foreign currency exposures.

Sales to one customer comprised approximately 22% and 19% in the fiscal quarter and two fiscal quarters ended September 23, 2000, respectively. Sales to this customer were approximately 5% of sales in the fiscal quarter and two fiscal quarters ended September 25, 1999.

GROSS  MARGIN

Gross margin was 42% in the second quarters of fiscal 2001 and 2000. Gross margin was 41% in the first two quarters of fiscal 2001 compared to 43% for the first two quarters of fiscal 2000. Gross margin has decreased during fiscal 2001 primarily due to an increase in the inventory reserve and increased sales of magnetic storage products, which have lower margins.

RESEARCH  AND  DEVELOPMENT

Research and development expenses for the second quarter of fiscal 2001 increased by $4.5 million, or 14.9%, to $34.5 million from $30.1 million in the second quarter of fiscal 2000. Research and development expenses for the first two quarters of fiscal 2001 increased by $6.1 million, or 10% to $65.6 million from $59.5 million in the first two quarters of fiscal 2000. Although these expenses have increased in total dollars, as a percentage of sales the amounts have decreased to 18% from 23% for the first two quarters of fiscal 2001 and 2000, respectively.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

Selling, general and administrative expenses in the second quarter of fiscal 2001 increased $6.2 million, or 27% to $29.3 million from $23.1 million in the second quarter of fiscal 2000. Selling, general and administrative expenses in the first two quarters of fiscal 2001 increased $9.4 million, or 20% to $55.6 million from $46.1 million in the first two quarters of fiscal 2000. Although these expenses have increased in total dollars, as a percentage of sales the amounts have decreased to 15% from 18% for the first two quarters of fiscal 2001 and 2000, respectively.

RESTRUCTURING  COSTS,  GAIN  ON  SALE  OF  ASSETS  AND  OTHER,  NET

During the second quarter of fiscal 2001, we recorded restructuring and other gains of $1.8 million primarily related to the final resolution of the MiCRUS restructuring agreement.

During the first two quarters of fiscal 2001, we recorded restructuring and other gains of $14.4 million. Included in this amount is $12.0 million received from Intel Corporation ("Intel") on behalf of Basis Communications Corporation ("Basis") for the payment of two outstanding notes receivable which had previously been written off. During the first quarter of fiscal 2000, we recorded restructuring and other charges of $128.2 million relating to the termination of our interests in two manufacturing joint ventures, MiCRUS and Cirent, $1 million of which is included is cost of sales. The restructuring charge includes $135 million in direct payments, $32 million worth of our contributed common stock, $4.8 million fair value of the related embedded stock derivative, $9.3 million of lease buyout costs and $16.4 million of equipment write-offs. These charges were offset by the reversal of approximately $71.9 million of previously accrued wafer purchase commitment charges due to the renegotiated terms of our purchase commitments with its former partners.


ACQUIRED  IN-PROCESS  RESEARCH  &  DEVELOPMENT  EXPENSES

During the second quarter of fiscal 2000, we recorded $8.0 million or 6% of net sales of acquired research and development expenses resulting from Cirrus' acquisition of AudioLogic, Inc. (See Note 6 to the Condensed Consolidated Financial Statements). These amounts were expensed on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative uses. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired in-process research and development that may cause fluctuations in our quarterly or annual operating results.

REALIZED  GAIN  ON  SALE  OF  MARKETABLE  EQUITY  SECURITIES

During the second quarter of fiscal 2001 we recognized a gain on sale of marketable equity securities of $1.9 million related to the sale of Phone.com options. During first two quarters of fiscal 2001 we recognized gains on sale of marketable equity securities of $81.6 million. These gains were primarily related to the sale of our holdings of approximately 1 million shares of Series A preferred stock and 0.5 million shares of common stock in Basis to Intel for $91.8 million. The sale was part of a tender offer whereby Intel purchased the outstanding preferred & common stock of Basis for $61.18 per share. Intel withheld from the total consideration $11.2 million pursuant to the indemnification provisions of the merger agreement between Intel and Basis.

INTEREST  EXPENSE

Interest expense was $5.0 million for the second quarter of fiscal 2001 and $6.5 million for the second quarter of fiscal 2000. The decrease is primarily due to the repurchase of $28.1 million of our 6% convertible subordinated notes.

Interest expense was $10.1 million for the first two quarters of fiscal 2001 and $13.2 million for the first two quarters of fiscal 2000. The decrease was also primarily due to the repurchase of $28.1 million of our 6% convertible subordinated notes.

INTEREST  INCOME

Interest income was $4.8 million for the second quarter of fiscal 2001 and $1.8 million for the second quarter of fiscal 2000. The increase is primarily due to the interest earned on the increased cash and cash equivalents balance.

Interest income was $9.1 million for the first two quarters of fiscal 2001 and $4.8 million for the first two quarters of fiscal 2000. The increase is primarily due to interest earned on the increased cash and cash equivalents balance and a $1.4 million interest payment received on the two outstanding notes receivable which had previously been written off.

INCOME  TAXES

We have accrued a provision of $1.9 million and $12.9 million for the fiscal quarter and the two fiscal quarters ended September 23, 2000, respectively. Our effective income tax rate was approximately 10% for the quarter and two quarters. Excluding the tax benefit of net operating loss carryforwards our effective income tax rate was approximately 30%.

We did not provide for any income taxes in the first two quarters of fiscal 2000 due to the magnitude of the losses in those quarters.

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

On March 31, 2000, the Financial Accounting Standards Board issued Interpretation No. 44, which is an interpretation of APB Opinion No. 25 governing the accounting principles applicable to equity incentive plans. The interpretation did not have a material impact on our results of operations or financial condition.

LIQUIDITY  AND  CAPITAL  RESOURCES

WE PROVIDED $3.9 MILLION OF CASH FROM OPERATING ACTIVITIES DURING THE FIRST TWO QUARTERS OF FISCAL 2001 AND USED $199.1 MILLION OF CASH AND CASH EQUIVALENTS IN OUR OPERATING ACTIVITIES DURING THE FIRST TWO QUARTERS OF FISCAL 2000. THE CASH PROVIDED BY OPERATIONS IN THE FIRST TWO QUARTERS OF FISCAL 2001 WAS PRIMARILY DUE TO NET INCOME AND THE ADD-BACK OF DEPRECIATION AND AMORTIZATION WHICH ARE NON CASH EXPENSES, OFFSET BY INCREASES IN OPERATING ASSETS AND GAINS ON SALE OF MARKETABLE EQUITY SECURITIES. THE CASH USED BY OPERATIONS IN THE FIRST TWO
QUARTERS  OF  FISCAL  2000  WAS  PRIMARILY  DUE  TO  PAYMENTS  REQUIRED  FOR THE
TERMINATION  OF  THE  COMPANY'S  JOINT  VENTURE  OPERATIONS WITH IBM AND LUCENT.

We provided $121.9 million in cash from investing activities during the first two quarters of fiscal 2001 compared to cash provided by investing activities of $102.7 million in cash from investing activities during the comparable period of fiscal 2000. The cash provided by investing activities for fiscal 2001 was primarily related to proceeds from sales of short term investments and decreases in the amount of restricted cash. These increases were offset mainly by capital expenditures and investments in technology. For the comparable period of fiscal 2000, cash provided by investing activities was primarily related from proceeds from sales of short-term investments, restructuring of a joint venture, cash acquired in the AudioLogic acquisition and decreases in the amount of restricted cash. These increases were offset by increases on deposits and other long term assets as well as capital expenditures.

We used $15.1 million in cash for financing activities during the first two quarters of fiscal 2001 while using $6.5 million in cash for financing activities during the comparable period of fiscal 2000. During first two quarters of fiscal 2001, we used cash to repurchase $28.1 million par value of our 6% convertible subordinated notes for $24.9 million, and paid another $6.9 million of long-term debt and capital lease obligations. In addition to this, we received $11.7 million in proceeds from the issuance of our common stock and $5.0 million in equity contributions from joint venture partners. Cash used in financing activities for fiscal 2000 was due to payments on our outstanding debt partially offset by new issuances of stock relating to the exercise of stock options.

At September 23, 2000, we had $256.1 million of cash, cash equivalents of which $1.4 million is restricted cash. The restrictions on cash are due to outstanding letters of credit required for certain leases agreements. We do not expect the amount of restricted cash to change significantly during the third quarter of fiscal 2001.

Historically, we have generated cash in an amount sufficient to fund our operations. We anticipate that our existing capital resources and cash flow generated from future operations will enable us to maintain our current level of operations for the foreseeable future. We may revise our operating plans in response to future changes in the semiconductor industry in general and the demand for our products in particular. We believe that significant changes in the economic environment, which may affect worldwide demand for technology products, could materially and adversely impact us, including with respect to such matters as our ability to fund its future operations.

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

PART  II.  OTHER  INFORMATION

Item  1.  Legal  Proceedings

We and certain of our customers from time to time have been notified that they may be infringing certain patents and other intellectual property rights of others. Further, customers have been named in suits alleging infringement of patents by the customer products. Certain components of these products have been purchased from us and may be subject to indemnification provisions made by us to the customers. Although licenses are generally offered in such situations, there can be no assurance that litigation will not be commenced in the future regarding patents, mask works, copyrights, trademarks, trade secrets, or indemnification liability, or that any licenses or other rights can be obtained on acceptable terms. Currently, we are a plaintiff/counter defendant in one patent infringement suit and one of multiple defendants in another, unrelated patent infringement suit. While the ultimate outcome cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our consolidated financial position.

Occasionally, suits arise from prior business relationships. We have been named in three such matters, one filed by a prior distributor, another unrelated matter by a former employee and another unrelated matter where we are named as a shareholder. While the ultimate outcome cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our consolidated financial position.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

On September 28, 2000, we held our Annual Meeting of Shareholders. The matters voted upon at the meeting and the results of those votes were as follows:




1.  Election of Directors
                                                                 Votes       Votes
                                                                  For       Against
                                                               ----------  ----------
David D. French                                                59,433,226   1,207,100
D. James Guzy                                                  59,324,157   1,316,169
Michael L. Hackworth                                           58,812,600   1,827,726
Suhas S. Patil                                                 59,300,127   1,340,199
Walden C. Rhines                                               59,340,290   1,300,036
Robert H. Smith                                                59,261,679   1,378,647
Alfred S. Teo                                                  59,403,095   1,237,231

2.  Ratification of Ernst & Young LLP as Independent Auditors

                                                               For         Against     Abstain
                                                               ----------  ----------  -------
                                                               60,483,717      79,229   77,380

3.  Approve amendment to the 1996 Stock Plan

                                                               For         Against     Abstain  Broker Non-Vote
                                                               ----------  ----------  -------  ---------------
                                                               31,600,484  12,387,778  212,277       16,439,787

Item  6.  Exhibits  and  Reports  on  Form  8-K

 a.  Exhibits

     The following exhibits are filed as part of or incorporated by reference into this Report:

NUMBER     DESCRIPTION
------     -----------

12.0          Statement  Regarding  Computation  of  Ratios of Earnings to Fixed
              Charges
27          Article  5  Financial  Data  Schedule  (September  23,  2000)

_______


 b.  Reports  on  Form  8-K

             None.

Part  II.  Other  information,  item  6a

Exhibit  12.0
                               CIRRUS LOGIC, INC.
          STATEMENT REGARDING COMPUTATION OF EARNINGS TO FIXED CHARGES
            (in thousands, except ratio of earnings to fixed charges)




                                        Two Quarters Ended
                                        -------------------
                                             Sept. 23         Sept. 25
                                               2000             1999
                                        -------------------  ----------
Income (loss) before income taxes       $           126,983  $(137,100)

Fixed Charges (1)                                    10,849     13,958
                                        -------------------  ----------

  Total earnings and fixed charges                  137,832   (123,142)

Fixed Charges (1)                                    10,849     13,958

Ratio of earnings to fixed charges (2)                 12.7        N/A
                                        ===================  ==========



(1) Fixed charges consist of interest expense incurred, including capital leases, amortization of interest costs and the portion of rental expense under operating leases deemed by the Company to be representative of the interest factor.
(2) Earnings were inadequate to cover fixed charges for the two quarters ended September 25, 1999.


CIRRUS  LOGIC,  INC.
                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 CIRRUS LOGIC, INC.
                                                    (Registrant)




November  7,  2000                     /S/ROBERT  W.  FAY
                                       ------------------
Date                                   Robert  W.  Fay
                                       Vice President, Chief Financial  Officer,
                                       and  Secretary