Form 10-Q
period 2000-12-30
CIRRUS LOGIC INC
filed 2001-02-13
CIK 772406

================================================================================

                                    FORM 10-Q


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


     (Mark One)
         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 30, 2000


         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from              to
                                       -------------   ------------

                         COMMISSION FILE NUMBER 0-17795


                               CIRRUS LOGIC, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             Delaware                                     77-0024818
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)

   4210 S. Industrial Drive, Austin, TX                     78744
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


                                 YES [X] NO [ ]


    The number of shares of the registrant's common stock, $0.001 par value, outstanding was 79,022,422 as of December 30, 2000.

================================================================================

                               CIRRUS LOGIC, INC.

                                      INDEX

                                                                                      Page
                                                                                      ----
PART I:     FINANCIAL INFORMATION


       Item 1.  Financial Statements (Unaudited)

                Consolidated Condensed Statements of
                Operations - Quarter and Three Quarters Ended
                December 30, 2000 and December 25, 1999                                 3

                Consolidated Condensed Balance Sheets -
                December 30, 2000 and March 25, 2000                                    4

                Consolidated Condensed Statements of
                Cash Flows - Three Quarters ended
                December 30, 2000 and December 25, 1999                                 5

                Notes to the Unaudited Consolidated
                Condensed Financial Statements                                          6

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations                          12

       Item 3.  Quantitative and Qualitative Disclosures about Market Risk             23

PART II:    OTHER INFORMATION

       Item 1.  Legal Proceedings                                                      24
       Item 4.  Submission of Matters to a Vote of Security Holders                    24
       Item 6.  Exhibits and Reports on Form 8-K                                       24

Signatures                                                                             25

Part 1. Financial Information
Item 1. Financial Statements

                               CIRRUS LOGIC, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                    Quarter Ended                      Three Quarters Ended
                                                           -------------------------------       -------------------------------
                                                             Dec. 30            Dec. 25             Dec. 30           Dec. 25
                                                               2000              1999                2000               1999
                                                           ------------       ------------       ------------       ------------


Net sales                                                  $    207,998       $    150,759       $    578,948       $    404,154

Costs and expenses:
  Cost of sales                                                 124,760             90,410            343,172            235,774
  Research and development                                       33,905             31,440             99,494             90,895
  Selling, general and administrative                            27,155             23,791             82,722             69,940
  Restructuring costs, gain on sale of assets and
  other, net                                                         --                 --            (14,362)           127,211
  Abandonment of assets charge                                       --             11,174                 --             11,174
  Acquired in-process research and development                       --                 --                 --              8,013
                                                           ------------       ------------       ------------       ------------
     Total costs and expenses                                   185,820            156,815            511,026            543,007
                                                           ------------       ------------       ------------       ------------

Income (loss) from operations                                    22,178             (6,056)            67,922           (138,853)

Realized gain on sale of marketable equity
securities                                                        3,020             34,293             84,564             34,293
Interest expense                                                 (1,573)            (5,333)           (11,672)           (18,555)
Interest income                                                   4,836              1,458             13,949              6,292
Other income (expense), net                                      (1,833)             3,561             (1,152)             7,646
                                                           ------------       ------------       ------------       ------------
Income (loss) before provision for income taxes                  26,628             27,923            153,611           (109,177)
Provision for income taxes                                        2,572                 --             15,207                 --
Minority interest in (income) loss                                 (179)                --                 45                 --
                                                           ------------       ------------       ------------       ------------
Income (loss) before extraordinary gain
and accounting change                                            23,877             27,923            138,449           (109,177)

Extraordinary gain, net of income tax                                --                 --              2,482                 --
Cumulative effect of change in accounting principle                  --                 --             (1,707)                --
                                                           ------------       ------------       ------------       ------------
Net income (loss)                                          $     23,877       $     27,923       $    139,224       $   (109,177)
                                                           ============       ============       ============       ============

Basic income (loss) per share:
  Before extraordinary gain and accounting change          $       0.32       $       0.45       $       2.00       $      (1.78)
  Extraordinary gain, net of income tax                              --                 --               0.04                 --
  Cumulative effect of change in accounting principle                --                 --              (0.02)                --
                                                           ------------       ------------       ------------       ------------
                                                           $       0.32       $       0.45       $       2.01       $      (1.78)
                                                           ============       ============       ============       ============

Diluted income (loss) per share:
  Before extraordinary gain and accounting change          $       0.30       $       0.40       $       1.81       $      (1.78)
  Extraordinary gain, net of income tax                              --                 --               0.03                 --
  Cumulative effect of change in accounting principle                --                 --              (0.02)                --
                                                           ------------       ------------       ------------       ------------
                                                           $       0.30       $       0.40       $       1.82       $      (1.78)
                                                           ============       ============       ============       ============

Weighted average common shares outstanding:
  Basic                                                          75,127             62,134             69,142             61,219
  Diluted                                                        80,388             80,911             82,516             61,219


     See Notes to the Unaudited Consolidated Condensed Financial Statements

                               CIRRUS LOGIC, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)


                                                                   December 30,         March 25,
                                                                       2000               2000
                                                                   ------------       ------------
Assets
Current assets
  Cash and cash equivalents                                        $    254,070       $    144,034
  Restricted cash                                                        11,008             57,173
  Marketable equity securities                                           15,506             48,077
  Accounts receivable, net                                              122,225             94,672
  Inventories, net                                                      113,501             53,288
  Other current assets                                                   24,585             23,421
                                                                   ------------       ------------
                                                                        540,895            420,665
Property and equipment, net                                              34,171             34,730
Deposits and other assets                                                34,349             49,437
                                                                   ------------       ------------
                                                                   $    609,415       $    504,832
                                                                   ============       ============
Liabilities and Shareholders' Equity (Net Capital Deficiency)
Current liabilities
  Accounts payable and accrued liabilities                         $    121,775       $    130,567
  Current maturities of long-term debt and
  capital lease obligations                                               3,825             12,829
  Income taxes payable                                                   56,253             40,193
                                                                   ------------       ------------
                                                                        181,853            183,589

Long term obligations and convertible subordinated notes                  5,287            304,945

Commitments and contingencies

Stock issued under restructuring agreement                                   --             32,000
Minority interest                                                         1,955                 --

Shareholders' Equity (Net Capital Deficiency)
  Capital stock                                                         698,050            368,015
  Accumulated deficit                                                  (291,777)          (431,001)
  Accumulated other comprehensive income                                 14,047             47,284
                                                                   ------------       ------------
                                                                        420,320            (15,702)
                                                                   ------------       ------------
                                                                   $    609,415       $    504,832
                                                                   ============       ============


     See Notes to the Unaudited Consolidated Condensed Financial Statements

                               CIRRUS LOGIC, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                     Three Quarters Ended
                                                                -------------------------------
                                                                  Dec. 30,           Dec. 25,
                                                                    2000               1999
                                                                ------------       ------------
Cash flows from operating activities:
  Net income (loss)                                             $    139,224       $   (109,177)
  Adjustments to reconcile net income (loss) to net
    cash flows from operations:
    Depreciation and amortization                                     22,705             23,842
    Other non-cash charges                                             1,544             40,013
    Write off of property and equipment and other assets                  --             11,861
    Extraordinary gain, net of income tax                             (2,482)                --
    Gain on sale of short-term investments                           (84,564)           (34,293)
    Net change in operating assets and liabilities                   (68,199)          (137,130)
                                                                ------------       ------------
Net cash provided by (used in) operations                              8,228           (204,884)
                                                                ------------       ------------
Cash flows from investing activities:
  Proceeds from sale of short-term investments                            --             74,616
  Proceeds from sale of marketable equity securities                  86,564             34,533
  Proceeds from restructuring of joint venture                            --             14,000
  Increase in property and equipment                                 (15,673)            (5,730)
  Investments in technology                                           (4,066)                --
  Increase in cash from AudioLogic, Inc. acquisition                      --              1,010
  Increase in deposits and other assets                                 (275)           (16,685)
  Decrease in restricted cash                                         46,164             27,899
                                                                ------------       ------------
Net cash provided by investing activities                            112,714            129,643
                                                                ------------       ------------

Cash flows from financing activities:
  Repurchase of convertible subordinated notes                       (24,941)                --
  Proceeds from issuance of common stock                              20,747              8,383
  Payments on long-term debt and capital lease obligations           (11,712)           (20,979)
  Cash contributions from minority partners                            5,000                 --
                                                                ------------       ------------
Net cash used in financing activities                                (10,906)           (12,596)
                                                                ------------       ------------

Net increase (decrease) in cash and cash equivalents                 110,036            (87,837)
Cash and cash equivalents at beginning of period                     144,034            144,457
                                                                ------------       ------------
Cash and cash equivalents at end of period                      $    254,070       $     56,620
                                                                ============       ============

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

2.  Accounting Changes and Effect of Recently Issued Accounting Standards

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements". We recorded a cumulative effect of a change in accounting principle in the first quarter of fiscal 2001 to reflect our adoption of new revenue recognition policies as a result of this guidance. Effective with the first quarter of fiscal 2001, we have recognized revenue on international shipments based on customer receipt of inventory rather than on the date of shipment, which was our historical method. Results for the first three fiscal quarters of fiscal 2001 include revenue of $5.4 million, cost of sales of $3.5 million and a cumulative effect of change in accounting principle of $1.7 million. Had we adopted the principle in the first quarter of fiscal 2000, results for the three quarters ended December 25, 1999 would have included revenue of $2.1 million and cost of sales of $1.0 million and a cumulative effect of change in accounting principle of $1.1 million.

During the first quarter of fiscal 2001, we also changed our estimate of the amount of revenue which is deferred on distributor transactions for products which are released for sale. Results for the three fiscal quarters ended December 25, 2000 include revenue of $5.4 million, cost of sales of $2.0 million and income of $3.4 million. The after tax effect of this estimate change increased basic and diluted earnings per share by $0.06 and $0.04 for the three quarters ended December 30, 2000.

On March 31, 2000, the Financial Accounting Standards Board issued Interpretation No. 44, which is an interpretation of APB Opinion No. 25 governing the accounting principles applicable to equity incentive plans. The interpretation did not have a material impact on our results of operations or financial condition.

3. Net inventories

Net inventories are comprised of the following (in thousands):


                     December 30,       March 25,
                         2000              2000
                     ------------      ------------

Work-in process      $     78,164      $     44,539
Finished goods             35,337             8,749
                     ------------      ------------
                     $    113,501      $     53,288
                     ============      ============

Prior to the third quarter of fiscal 2001, we recognized inventory being manufactured by wafer fabrication suppliers, but not yet received, as a liability prior to our acceptance of the inventory. This liability was recognized because of our joint venture relationships and other contractual obligations with certain suppliers. The agreements with those suppliers have now expired and therefore the inventory and liability are no longer included in the balance sheet.

4.  Income Taxes

We have accrued an income tax provision of $2.6 million and $15.2 million for the fiscal quarter and the three fiscal quarters ended December 25, 2000, respectively. Our effective income tax rate was approximately 10% for the quarter and three quarters. Excluding the tax benefit of net operating loss carryforwards our effective income tax rate was approximately 30%.

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

5.  Restructuring Costs, Gain on Sale of Assets and Other

During the first three quarters of fiscal 2001, we recorded restructuring and other gains of $14.4 million. Included in this amount is $12.0 million received during the first quarter of fiscal 2001 from Intel Corporation ("Intel") on behalf of Basis Communications Corporation ("Basis") for the payment of two outstanding notes receivable which had previously been written off, and $1.8 million primarily related to the final resolution of the MiCRUS restructuring agreement.

6.  Acquisition of AudioLogic, Inc.

On July 27, 1999 we completed our acquisition of AudioLogic, Inc. ("AudioLogic"), a Colorado-based company specializing in low power mixed-signal integrated circuit design, through a stock-for-stock exchange. We guaranteed that the contractual value of the issued shares and unexercised options would be at least $25 million at the one-year anniversary of the closing, July 27, 2000. At that date, the contractual value of the shares was $23.7 million. As a result, we issued an additional 66,200 shares of common stock.

In addition, due to the terms of the acquisition agreement, during September of 2000, we paid additional compensation of $2.5 million to certain employees of AudioLogic. This compensation is included in research and development expenses and selling, general and administrative expenses.

7.  Realized Gain on Sale of Marketable Equity Securities

During the third quarter of fiscal 2001, we recognized a gain on sale of marketable equity securities of $3.0 million related to our sale of call options on Openwave Systems, Inc. (formerly known as Phone.com) common stock. Additionally, during the first three quarters of fiscal 2001, we recognized gains on sale of marketable equity securities of $84.6 million. These gains were primarily related to the sale of our holdings of approximately 1 million shares of Series A preferred stock and 0.5 million shares of common stock in Basis to Intel for $91.8 million. The sale was part of a tender offer whereby Intel purchased the outstanding preferred and common stock of Basis for $61.18 per share. Intel withheld from the total consideration $11.2 million pursuant to the indemnification provisions of the merger agreement between Intel and Basis.

8.  Interest income

In addition to $12.5 million of interest earned during the first three quarters of fiscal 2001, we also recorded interest income of $1.4 million for interest received on the two outstanding notes receivable from Basis which had previously been written off.

9.  Extraordinary Gain, net of income tax

During the first quarter of fiscal 2001, we repurchased $28.1 million par value of our 6% convertible notes on the open market and recognized an extraordinary gain in the first quarter of fiscal 2001 of approximately $2.5 million (after income tax effect of $0.3 million) as a result of these repurchases.

10. Long-term obligations and convertible subordinated notes

On September 25, 2000 we entered into an agreement whereby 990,967 shares of common stock were issued and $0.1 million was paid to the holders of $24 million aggregate principal amount of our 6% Convertible Subordinated Notes, due December 15, 2003 as an inducement to conversion of those notes. On September 28, 2000, we announced that we had called for an October 19, 2000 redemption of $135.0 million aggregate principal amount of our 6% Convertible Subordinated Notes, due December 15, 2003. In addition, on October 18, 2000, we announced that we had called for a November 7, 2000 redemption of $111.9 million aggregate principal amount of our 6% Convertible Subordinated Notes, due December 15, 2003. The combination of the two calls, the individual transaction and voluntary conversions resulted in the conversion of $272.6 million in long-term debt and accrued interest to stockholders' equity.

11. Net Income Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                  BASIC EARNINGS PER SHARE


                                                                       Quarter Ended              Three Quarters Ended
                                                                 --------------------------    ---------------------------
                                                                  Dec. 30,       Dec. 25,       Dec. 30,        Dec. 25,
                                                                    2000           1999           2000             1999
                                                                 -----------    -----------    -----------     -----------
Income (loss) before extraordinary gain and accounting change    $    23,877    $    27,923    $   138,449     $  (109,177)

Extraordinary gain, net of income tax                                     --             --          2,482              --
Cumulative effect of change in accounting principle                       --             --         (1,707)             --
                                                                 -----------    -----------    -----------     -----------
Net income (loss)                                                $    23,877    $    27,923    $   139,224     $  (109,177)
                                                                 ===========    ===========    ===========     ===========

Weighted average common stock outstanding                             75,127         62,134         69,142          61,219

Basic net income (loss) per share:
  Before extraordinary gain and accounting change                $      0.32    $      0.45    $      2.00     $     (1.78)
  Extraordinary gain, net of income tax                                   --             --           0.04              --
  Cumulative effect of change in accounting principle                     --             --          (0.02)             --
                                                                 -----------    -----------    -----------     -----------
Basic net income (loss) per share                                $      0.32    $      0.45    $      2.01     $     (1.78)
                                                                 ===========    ===========    ===========     ===========

                 DILUTED EARNINGS PER SHARE

Income (loss) before extraordinary gain and accounting change    $    23,877    $    27,923    $   138,449     $  (109,177)

Effect of convertible subordinated note conversion                        --          4,500         11,018              --
                                                                 -----------    -----------    -----------     -----------
Income (loss) including assumed conversions before
  extraordinary gain and accounting change                            23,877         32,423        149,467        (109,177)

Extraordinary gain, net of income tax                                     --             --          2,482              --
Cumulative effect of change in accounting principle                       --             --         (1,707)             --
                                                                 -----------    -----------    -----------     -----------
Net income (loss)                                                $    23,877    $    32,423    $   150,242     $  (109,177)
                                                                 ===========    ===========    ===========     ===========

Weighted average common stock outstanding                             75,127         62,134         69,142          61,219

Assumed conversion of convertible subordinated notes                      --         12,386          8,492              --
Contingent shares                                                         --          3,658             --              --
Dilutive effect of stock options outstanding                           5,261          2,733          4,882              --
                                                                 -----------    -----------    -----------     -----------
 Weighted average diluted shares of common stock outstanding          80,388         80,911         82,516          61,219
                                                                 ===========    ===========    ===========     ===========

Diluted income (loss) per share:
  Before extraordinary gain and accounting change                $      0.30    $      0.40    $      1.81     $     (1.78)
  Extraordinary gain, net of income tax                                   --             --           0.03              --
  Cumulative effect of change in accounting principle                     --             --          (0.02)             --
                                                                 -----------    -----------    -----------     -----------
Diluted net income (loss) per share                              $      0.30    $      0.40    $      1.82     $     (1.78)
                                                                 ===========    ===========    ===========     ===========

Incremental common shares attributable to the exercise of outstanding options of 1,266,700 shares, for the nine months ended December 25, 1999 were excluded from the computation of diluted net loss per share because the effect would be antidilutive.

12.  MiCRUS

The terms of the MiCRUS restructuring agreement, entered into during the first quarter of fiscal 2000, required us to pay $135 million in cash to IBM and issue into an escrow account shares of our common stock with a fair value (based on the average closing price of our common stock for the 20 days prior to closing) of $32 million. Under the escrow arrangement, the escrow period ended on April 3, 2000. On that date, 2.4 million shares were released to IBM and the remaining shares were returned to us due to contractual limitations on the value to be realized by IBM. During the six-month period following April 3, 2000, IBM could sell on the open market our stock that it received. If, at the end of the six-month period on September 30, 2000, IBM had sold at least 15% of our stock, it could require us to purchase the remaining shares for cash such that the total received by IBM, including the amounts IBM received in open market sales, was $32 million. IBM could keep all proceeds from the sale of the stock in excess of $32 million up to a maximum of $48 million. Amounts received by IBM in excess of $48 million had to be returned to us.

As of September 23, 2000, IBM had sold all of the shares of our common stock issued to it under the MiCRUS restructuring agreement. The proceeds from these sales were approximately $48 million. As a result, at September 23, 2000, we have reclassified $32 million of temporary equity to permanent equity, since our obligation under the restructuring agreement had ceased.

13.  Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):



                                              Quarter Ended                Three Quarters Ended
                                        ---------------------------     ---------------------------
                                         Dec. 30,        Dec. 25,        Dec. 30,         Dec. 25,
                                           2000            1999            2000             1999
                                        -----------     -----------     -----------     -----------

Net income (loss)                       $    23,877     $    27,923     $   139,224     $  (109,177)
Change in unrealized gain on
   marketable equity securities             (18,369)         (9,538)        (33,293)         71,652
Change in unrealized loss on foreign
   currency translation adjustments            (115)            132              56          (1,224)
                                        -----------     -----------     -----------     -----------
                                        $     5,393     $    18,517     $   105,987     $   (38,749)
                                        ===========     ===========     ===========     ===========

14.  Segment information

Information on reportable segments is as follows (in thousands):


                                       Quarter Ended                     Three Quarters Ended
                                 -----------------------------       -----------------------------
                                  Dec. 30,          Dec. 25,           Dec. 30,          Dec. 25,
                                    2000              1999               2000              1999
                                 -----------       -----------       -----------       -----------
Revenues:
    Analog                       $    86,564       $    82,651       $   256,760       $   231,082
    Internet                          24,375            10,533            73,495            28,158
    Magnetic Storage                  89,662            35,796           206,491            92,261
    End of Life                        7,740            21,624            31,473            51,922
    Corporate and all other             (343)              155            10,729               731
                                 -----------       -----------       -----------       -----------
                                 $   207,998       $   150,759       $   578,948       $   404,154
                                 ===========       ===========       ===========       ===========

Operating profit (losses):
    Analog                       $    23,882       $    15,519       $    78,855       $    41,776
    Internet                           5,660            (3,071)           14,830            (7,566)
    Magnetic Storage                  18,435             2,616            33,008            10,495
    End of Life                          306             4,866             4,153            14,321
    Corporate and all other          (26,105)          (25,986)          (62,924)         (197,879)
                                 -----------       -----------       -----------       -----------
                                 $    22,178       $    (6,056)      $    67,922       $  (138,853)
                                 ===========       ===========       ===========       ===========

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

RESULTS OF OPERATIONS

The following table discloses the percentages that income statement items are of net sales.


                                                                                Percentage of Net Sales
                                                                     Quarter Ended                 Three Quarters Ended
                                                                ------------------------        ------------------------
                                                                Dec. 30,        Dec. 25,        Dec. 30,        Dec. 25,
                                                                  2000           1999             2000            1999
                                                                --------        --------        --------        --------

Net sales                                                            100%            100%            100%            100%

Gross margin                                                          40%             40%             41%             42%
Research and development                                              16%             21%             17%             22%
Selling, general and administrative                                   13%             16%             14%             17%
Restructuring costs, gain on sale of assets and other, net             0%              0%             (2)%            31%
Abandonment of asset charge                                            0%              7%              0%              3%
Acquired in-process research and development                           0%              0%              0%              2%
                                                                --------        --------        --------        --------
Income (loss) from operations                                         11%             (4)%            12%            (34)%
Realized gain on sale of marketable equity securities                  1%             23%             15%              8%
Interest expense                                                      (1)%            (4)%            (2)%            (5)%
Interest income                                                        2%              1%              2%              2%
Other income                                                          (1)%             2%              0%              2%
                                                                --------        --------        --------        --------
Income (loss) before income taxes                                     13%             19%             27%            (27)%
Provision for income taxes                                             1%              0%              3%              0%
                                                                --------        --------        --------        --------
Income (loss) before extraordinary gain and
  accounting change                                                   11%             19%             24%            (27)%
Extraordinary gain, net of tax                                         0%              0%              0%              0%
Cumulative effect of change in accounting principle                    0%              0%              0%              0%
                                                                --------        --------        --------        --------
Net income (loss)                                                     11%             19%             24%            (27)%
                                                                ========        ========        ========        ========

NET SALES

Net sales for the third quarter of fiscal 2001 increased by $57.2 million, or 38.0%, to $208.0 million from $150.8 million for the third quarter of fiscal 2000. Revenues from non-core businesses in the third quarter of fiscal 2001 were $7.4 million, compared to $21.8 million in the third quarter of fiscal 2000. Also included in revenue for the third quarter of fiscal 2001 is $3.5 million of royalty revenue. Excluding revenues from non-core businesses, revenues from core businesses consisting of analog, Internet and magnetic storage increased approximately $71.6 million. Magnetic storage increased $53.9 million, Internet increased $13.8 million and Analog increased $3.9 million.

Net sales for the first three quarters of fiscal 2001 increased by $174.8 million, or 43.2%, to $578.9 million from $404.2 million for the first three quarters of fiscal 2000. Included in revenues in the first three quarters of fiscal 2001 are $5.2 million resulting from an accounting principle change pertaining to the time at which we recognize revenue on international shipments, $5.4 million resulting from a change in accounting estimate pertaining to our method of estimating the amount of revenue which is deferred on distributor transactions for products which are released for sale and $8.5 million of royalty revenue. In addition, revenues from non-core businesses were $31.5 million in the first three quarters of fiscal 2001 compared to $52.6 million in the first three quarters of fiscal 2000. Excluding revenues from non-core businesses and one time accounting changes, net sales from core businesses, consisting of analog, Internet and magnetic storage increased approximately $185.2 million due to increases of $25.7 million, $45.3 million and $114.2 million in the analog, Internet and magnetic storage segments, respectively.

Export sales (including sales to U.S.-based customers with manufacturing plants overseas) were 85% and 75% of total sales in the third quarter of fiscal 2001 and fiscal 2000, respectively, and were 80% and 74% of total sales in the first three quarters of fiscal 2001 and fiscal 2000, respectively.

Our sales are currently denominated primarily in U.S. dollars. We currently enter into foreign currency forward exchange contracts to hedge certain of our foreign currency exposures.

Sales to two customers comprised approximately 24% and 13% of total sales in the third fiscal quarter ended December 30, 2000, and 21% and 11% of total sales in the three fiscal quarters ended December 30, 2000. Sales to these customers were approximately 9% and 10% of total sales in the third fiscal quarter ended December 25, 1999, and 6% and 13% in the three fiscal quarters ended December 25, 1999.

GROSS MARGIN

Gross margin was 40% in the third quarters of fiscal 2001 and 2000. Gross margin was 41% in the first three quarters of fiscal 2001, compared to 42% for the first three quarters of fiscal 2000. Gross margin has decreased during fiscal 2001 primarily due to lower margins on sales of magnetic storage products.

RESEARCH AND DEVELOPMENT

Research and development expenses for the third quarter of fiscal 2001 increased by $2.5 million, or 7.8%, to $33.9 million from $31.4 million in the third quarter of fiscal 2000. Research and development expenses for the first three quarters of fiscal 2001 increased by $8.6 million, or 9.5%, to $99.5 million from $90.9 million in the first three quarters of fiscal 2000. Although these expenses have increased in total dollars, as a percentage of sales the amounts have decreased to 17% from 22% for the first three quarters of fiscal 2001 and 2000, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses in the third quarter of fiscal 2001 increased $3.4 million, or 14%, to $27.5 million from $23.8 million in the third quarter of fiscal 2000. Selling, general and administrative expenses in the first three quarters of fiscal 2001 increased $12.8 million, or 18%, to $82.7 million from $69.9 million in the first three quarters of fiscal 2000. Although these expenses have increased in total dollars, as a percentage of sales the amounts have decreased to 14% from 17% for the first three quarters of fiscal 2001 and 2000, respectively.

RESTRUCTURING COSTS, GAIN ON SALE OF ASSETS AND OTHER, NET

During the first three quarters of fiscal 2001, we recorded restructuring and other gains of $14.4 million. Included in this amount is $12.0 million received from Intel Corporation ("Intel") on behalf of Basis Communications Corporation ("Basis") for the payment of two outstanding notes receivable which had previously been written off, and $1.8 million primarily related to the final resolution of the MiCRUS restructuring agreement.

During the third quarter of fiscal 2000, we made a strategic decision to abandon the development efforts previously undertaken on the manufacturing component of our enterprise resource planning software. In connection with this decision, we recorded an asset abandonment charge of approximately $10.2 million.

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

ACQUIRED IN-PROCESS RESEARCH & DEVELOPMENT EXPENSES

During the second quarter of fiscal 2000, we recorded $8.0 million, or 6% of net sales, of acquired research and development expenses resulting from Cirrus' acquisition of AudioLogic, Inc. (See Note 6 to the Condensed Consolidated Financial Statements). These amounts were expensed on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative uses. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired in-process research and development that may cause fluctuations in our quarterly or annual operating results.

REALIZED GAIN ON SALE OF MARKETABLE EQUITY SECURITIES

During the third quarter of fiscal 2001, we recognized a gain on sale of marketable equity securities of $3.0 million related to our sale of call options on Openwave Systems, Inc.(formerly known as Phone.com) common stock. Additionally, during first three quarters of fiscal 2001 we recognized gains on sale of marketable equity securities of $84.6 million. These gains were primarily related to the sale of our holdings of approximately 1 million shares of Series A preferred stock and 0.5 million shares of common stock in Basis to Intel for $91.8 million. The sale was part of a tender offer whereby Intel purchased the outstanding preferred & common stock of Basis for $61.18 per share. Intel withheld from the total consideration $11.2 million pursuant to the indemnification provisions of the merger agreement between Intel and Basis.

INTEREST EXPENSE

Interest expense was $1.6 million for the third quarter of fiscal 2001 and $5.3 million for the third quarter of fiscal 2000. The decrease is primarily due to the repurchase and conversion of $300.0 million of our 6% convertible subordinated notes.

Interest expense was $11.7 million for the first three quarters of fiscal 2001 and $18.6 million for the first three quarters of fiscal 2000. The decrease was primarily due to the repurchase and conversion of $300.0 million of our 6% convertible subordinated notes.

INTEREST INCOME

Interest income was $4.8 million for the second quarter of fiscal 2001 and $1.5 million for the second quarter of fiscal 2000. The increase is primarily due to the interest earned on the increased cash and cash equivalents balance.

Interest income was $13.9 million for the first three quarters of fiscal 2001 and $6.3 million for the first three quarters of fiscal 2000. The increase is primarily due to interest earned on the increased cash and cash equivalents balance and a $1.4 million interest payment received on the two outstanding notes receivable which had previously been written off.

INCOME TAXES

We have accrued an income tax provision of $2.6 million and $15.2 million for the fiscal quarter and the three fiscal quarters ended December 30, 2000, respectively. Our effective income tax rate was approximately 10% for the quarter and three quarters. Excluding the tax benefit of net operating loss carryforwards our effective income tax rate was approximately 30%.

We did not provide for any income taxes in the first three quarters of fiscal 2000 due to the losses in those quarters.

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

LIQUIDITY AND CAPITAL RESOURCES

We generated $8.2 million of cash from operating activities during the first three quarters of fiscal 2001 and used $204.9 million of cash and cash equivalents in our operating activities during the first three quarters of fiscal 2000. The cash provided by operations in the first three quarters of fiscal 2001 was primarily due to net income and the add-back of depreciation and amortization which are non cash expenses, offset by increases in operating assets and gains on sale of marketable equity securities. The cash used by operations in the first three quarters of fiscal 2000 was primarily due to payments required for the termination of the Company's joint venture operations with IBM and Lucent.

We generated $112.7 million in cash from investing activities during the first three quarters of fiscal 2001 compared to cash provided by investing activities of $129.6 million during the comparable period of fiscal 2000. The cash provided by investing activities for fiscal 2001 was primarily related to proceeds from sales of short-term investments and decreases in the amount of restricted cash. These increases were offset mainly by capital expenditures and investments in technology. For the comparable period of fiscal 2000, cash provided by investing activities was primarily related to proceeds from sales of short-term investments and marketable equity securities, restructuring of a joint venture, cash acquired in the AudioLogic acquisition and decreases in the amount of restricted cash. These increases were offset by increases on deposits and other long term assets as well as capital expenditures.

We used $10.9 million in cash for financing activities during the first three quarters of fiscal 2001 while using $12.6 million in cash for financing activities during the comparable period of fiscal 2000. During first three quarters of fiscal 2001, we used cash to repurchase $28.1 million par value of our 6% convertible subordinated notes for $24.9 million, and paid another $11.7 million of long-term debt and capital lease obligations. In addition to this, we received $20.7 million in proceeds from the issuance of our common stock relating to the exercise of stock options and $5.0 million in equity contributions from joint venture partners. Cash used in financing activities for fiscal 2000 was due to payments on our outstanding debt partially offset by new issuances of stock relating to the exercise of stock options.

At December 30, 2000, we had $265.1 million of cash and cash equivalents of which $11.0 million is restricted cash. The restrictions on cash are due to outstanding letters of credit required for certain leases agreements. We do not expect the amount of restricted cash to change significantly during the fourth quarter of fiscal 2001.

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

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     WE HAVE HISTORICALLY EXPERIENCED FLUCTUATIONS IN OUR OPERATING RESULTS AND EXPECT THESE FLUCTUATIONS MAY CONTINUE IN FUTURE PERIODS.

     Our quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect our net sales, gross margins and operating income. These factors include:

     o    the volume and timing of orders received;

     o    changes in the mix of our products sold;

     o    market acceptance of our products and the products of our customers;

     o    competitive pricing pressures;

     o    our ability to expand manufacturing output to meet increasing demand;

     o    our ability to introduce new products on a timely basis;

     o fixed costs associated with minimum purchase commitments under supply contracts if demand decreases;

     o    the timing and extent of our research and development expenses;

     o    cyclical semiconductor industry conditions;

     o    the failure to anticipate changing customer product requirements;

     o    fluctuations in manufacturing costs;

     o    disruption in the supply of wafers or assembly services;

     o    the ability of customers to make payments to us;

     o    increases in material costs;

     o certain production and other risks associated with using independent manufacturers; and

     o    product obsolescence, price erosion and other competitive factors.

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

     OUR SUCCESS DEPENDS ON OUR ABILITY TO INTRODUCE NEW PRODUCTS ON A TIMELY BASIS.

     Our success depends upon our ability to develop new precision linear and mixed-signal circuits for new and existing markets, to introduce such products in a timely manner, and to have such products gain market acceptance. The development of new precision linear and mixed-signal circuits is highly complex and from time to time we have experienced delays in developing and introducing new products. Successful product development and introduction depends on a number of factors, including:

     o    proper new product definition,

     o    timely completion of design and testing of new products,

     o    achievement of acceptable manufacturing yields, and

     o    market acceptance of our products and the products of our customers.

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

     OUR PRODUCTS ARE COMPLEX AND COULD CONTAIN DEFECTS, WHICH COULD REDUCE SALES OF THOSE PRODUCTS OR RESULT IN CLAIMS AGAINST US.

     Product development in the markets we serve is becoming more focused on the integration of functionality on individual devices. There is a general trend towards increasingly complex products. The greater integration of functions and complexity of operations of our products increase the risk that latent defects or subtle faults could be discovered by our customers or end users after volumes of product have been shipped. This could result in:

     o material recall and replacement costs for product warranty and support;

     o our customer relationships could also be adversely impacted by the recurrence of significant defects;

     o delay in recognition or loss of revenues, loss of market share or failure to achieve market acceptance; and

     o diversion of the attention of our engineering personnel from our product development efforts.

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

     THE INTEGRATED CIRCUIT INDUSTRY IS VERY CYCLICAL AND AN INDUSTRY DOWNTURN WOULD ADVERSELY AFFECT OUR BUSINESS.

The integrated circuit industry is characterized by:

     o    rapid technological change;

     o    cyclical market patterns;

     o    significant price erosion;

     o    periods of over-capacity and production shortages;

     o    variations in manufacturing costs and yields; and

     o significant expenditures for capital equipment and product development.

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

     The following sections detail the risks associated with serving these various markets

     THERE ARE RISKS ASSOCIATED WITH OUR DEPENDENCE ON THE PC MARKET.

     The following are risks associated with our involvement in the PC markets:

     o greatly pronounced demand fluctuations characteristic of our role as a component supplier to PC original equipment manufacturers, or OEMs, and to peripheral device manufacturers;

     o our involvement in the consumer PC market, the most volatile segment of the PC market;

     o increased competition from other IC makers, including Intel Corporation, who plan to incorporate features into or with their microprocessor products which replicate those of our products;

     o    loss of customer base as we refocus on non-PC markets; and

     o as a supplier to manufacturers at different levels of the production chain, our potential dependence on the success of a particular PC OEM due to our inability to accurately identify end-users of our product.

     THERE ARE RISKS ASSOCIATED WITH SERVING THE MAGNETIC AND OPTICAL STORAGE MARKETS.

     The following are risks associated with serving the mass storage market:

     o historically dramatic supply and demand fluctuations in the magnetic disk drive market, which is closely linked to growth in the PC market;

     o direct correlation between the competitive nature of the disk drive industry and the price of disk drive components;

     o our dependence on the success of certain 3.5 inch magnetic disk drive products that incorporate our products into their design;

     o our dependence on the successful introduction by our customers of new disk drive products that in turn can be impacted by the timing of customers' transition to new disk drive products;

     o reduced demand for our mass storage products due to recent efforts by certain of our customers to develop their own ICs for mass storage products;

     o our ability to respond effectively to the market trend of integrating hard disk controllers with micro-controllers; and

     o our ability to successfully compete with other firms with greater resources to accomplish the technical obstacles of integration and greater access to the advanced technologies necessary to provide integrated HDD electronic components.

     THERE ARE RISKS RELATED TO SERVING THE AUDIO PRODUCTS MARKETS.

     In the audio products market, we have the potential to experience decreased revenues due to

     o decreased average selling prices in the audio IC market due to the PC industry's transition to the AC-link codecs attached to core logic using the multimedia features of the processor and single chip solution;

     o in the PC audio products market, the transition to core logic connected audio and by the introduction of cheaper, fully-integrated, single-chip audio ICs;

     o    aggressive competitive pricing pressures in the audio ICs market; and

     o the inability of our audio products to meet cost or performance requirements of the three-dimensional, spatial-effects audio market.

     THERE ARE RISKS RELATED TO SERVING THE PRECISION DATA CONVERSION MARKET.

     Decreased revenues from sales to the precision mixed-signal products market could be caused by the following:

     o our inability to establish broad sales channels and our failure to develop and maintain a sufficiently broad competitive product line;

     o    customer delays in their product development and introductions ;

     o our inability to reach the marketplace due to the technical complexity of our products and the time requirements for their development; and

     o our inability to attract, hire, and retain scarce analog engineering talent necessary for rapid product development in this market.

     THERE ARE RISKS RELATED TO SERVING THE EMBEDDED PROCESSOR PRODUCTS MARKET.

     We could experience decreased revenues from sales of our embedded processor products due to the following factors:

     o increased competition from other semiconductor manufacturers now entering the market due to the increased popularity of consumer goods incorporating embedded processor products, such as portable digital audio players, smart cellular phones, set-top Internet and e-mail access boxes, and personal digital appliances;

     o our inability to meet embedded processor products requirements of an industry that has yet to define product standards;

     o    customer delays in their product development and introductions; and

     o price competition from over 30 other embedded processor products manufacturers who have licensed ARM Ltd. CPU cores, the same CPU core we license, and who will likely produce products around these cores which are very similar to ours.

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

     BECAUSE FOUNDRY CAPACITY IS LIMITED WE MAY BE REQUIRED TO ENTER INTO COSTLY LONG-TERM SUPPLY ARRANGEMENTS TO SECURE FOUNDRY CAPACITY.

     We currently purchase all of our wafers from outside foundries. Market conditions could result in wafers being in short supply and prevent us from having adequate supply to meet our customer requirements. Any prolonged inability to utilize our foundries as a result of fire, natural disaster or otherwise would have a material adverse effect on our financial condition and results of operations. If we are not able to obtain additional foundry capacity as required, our business could be harmed in the following ways:

     o our relationships with our customers would be harmed and consequently our sales would likely be reduced; and

     o we may be forced to purchase wafers or packaging from higher cost suppliers or to pay expediting charges to obtain additional supply

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

     WE HAVE SIGNIFICANT INTERNATIONAL SALES AND RISKS ASSOCIATED WITH OUR INTERNATIONAL SALES COULD HARM OUR OPERATING RESULTS.

     Export sales, principally to Asia, include sales to U.S-based customers with manufacturing plants overseas, and accounted for approximately 75%, 74% and 53% of our net sales in 2000, 1999 and 1998, respectively. We expect export sales to continue to represent a significant portion of product sales. This reliance on sales internationally subjects us to the risks of conducting business internationally, including political and economic conditions. For example, the financial instability in a given region, such as Asia, may have an adverse impact on the financial position of end users in the region which could impact future orders and/or the ability of such users to pay us or our customers, which could also impact the ability of such customers to pay us. While we expect to carefully evaluate the collection risk related to the financial position of customers and potential customers in structuring the terms of sale, in determining whether to accept sales orders, and in evaluating the recognition of revenue, if a region's volatility harms the financial position of our customers, our results of operations could be harmed. Our international sales operations involve a number of other risks, including:

     o    unexpected changes in regulatory requirements;

     o    changes in diplomatic and trade relationships;

     o delays resulting from difficulty in obtaining export licenses for technology;

     o    tariffs and other barriers and restrictions; and

     o    the burdens of complying with a variety of foreign laws.

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

STRONG COMPETITION IN THE HIGH-PERFORMANCE INTEGRATED CIRCUIT MARKET MAY HARM OUR BUSINESS.

     The high-performance integrated circuit industry is highly competitive and subject to rapid technological change. Significant competitive factors in our markets include:

     o   product features, reliability, performance and price;

     o   the diversity and timing of new product introductions;

     o   the emergence of new computer standards and other customer systems;

     o   product quality;

     o   efficiency of production; and

     o   customer support.

     Because of shortened product life cycles and even shorter design-in cycles, our competitors have increasingly frequent opportunities to achieve design wins in next generation systems. In the event that competitors succeed in supplanting our products, our market share may not be sustainable and net sales, gross margin, and results of operations would be adversely affected. Our principal competitors include: Analog Devices, Applied Micro Devices, Atmel, Burr-Brown, Creative Technologies, ESS Technologies, Intel, Linear Technology, Lucent Technologies, Motorola, ST Microelectronics, Texas Instruments and Yamaha, many of whom have substantially greater financial and other resources than we do with which to pursue engineering, manufacturing, marketing and distribution of their products. We expect intensified competition from emerging companies and from customers who develop their own integrated circuit products. Increased competition could adversely affect our business. We cannot assure you that we will be able to compete successfully in the future or that competitive pressures will not adversely affect our financial condition and results of operations. Competitive pressures could reduce market acceptance of our products and result in price reductions and increases in expenses that could adversely affect our business and our financial condition.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 6.  Exhibits and Reports on Form 8-K

 a.  Exhibits

         None

 b.  Reports on Form 8-K

             The registrant filed a Current Report on Form 8-K on October 4, 2000, pursuant to Item 5 of Form 8-K reporting a call for an October 19, 2000 redemption of $135,000,000 aggregate principal amount of its 6% Convertible Subordinated Notes, due 2003. The registrant also reported it had been authorized to take action with respect to the remaining $111,885,000 uncalled notes.

         The registrant filed a Current Report on Form 8-k on October 4, 2000, pursuant to Item 5 of Form 8-K reporting it had filled a vacancy on its Board of Directors.

         The registrant filed a Current Report on Form 8-K on October 23, 2000, pursuant to Item 5 of Form 8-K reporting a call for a November 7, 2000 redemption of $111,875,000 aggregate principal amount of its 6% Convertible Subordinated Notes, due 2003.

CIRRUS LOGIC, INC.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CIRRUS LOGIC, INC.
                                           (Registrant)




February 13, 2001                        /s/ ROBERT W. FAY
Date                                     ---------------------------------------
                                         Robert W. Fay
                                         Vice President, Chief Financial Officer