Form 10-K
period 2001-03-31
CIRRUS LOGIC INC
filed 2001-06-22
CIK 772406

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                         COMMISSION FILE NUMBER 0-17795

                             ---------------------

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

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $0.001 PAR VALUE
                        PREFERRED STOCK PURCHASE RIGHTS
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of May 31, 2001, was approximately $1.5 billion based upon the closing price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     As of May 31, 2001, the number of outstanding shares of the registrant's common stock, $0.001 par value, was 73,658,868, excluding 6,443,900 treasury shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     There is incorporated by reference in Part III of this Annual Report on Form 10-K certain of the information contained in the registrant's proxy statement for its annual meeting of stockholders to be held July 25, 2001, which will be filed by the registrant within 120 days after March 31, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               CIRRUS LOGIC, INC.

                            FORM 10-K ANNUAL REPORT
                        FISCAL YEAR ENDED MARCH 31, 2001

                               TABLE OF CONTENTS

                             PART I


Item 1. Business............................................    1
Item 2. Properties..........................................   16
Item 3. Legal Proceedings...................................   16
Item 4. Submission of Matters to a Vote of Securities
  Holders...................................................   16

                             PART II


Item 5. Market for Registrant's Common Equity and Related
  Stockholder Matters.......................................   17
Item 6. Selected Consolidated Financial Data................   18
Item 7. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   19
Item 7a. Quantitative and Qualitative Disclosures About
  Market Risks..............................................   26
Item 8. Financial Statements and Supplementary Data.........   27
Item 9. Changes in and Disagreements with Accountants on
  Accounting and Financial Disclosures......................   53

                            PART III


Item 10. Directors and Executive Officers of the
  Registrant................................................   53
Item 11. Executive Compensation.............................   53
Item 12. Security Ownership of Certain Beneficial Owners and
  Management................................................   53
Item 13. Certain Relationships and Related Transactions.....   53


                          PART IV


Item 14. Exhibits, Financial Statement Schedules, and
  Reports on Form 8-K.......................................   53
Signatures..................................................   56

                                     PART I

ITEM 1. BUSINESS

     Founded in 1984, Cirrus Logic is a leading supplier of high-performance analog and DSP chip solutions for Internet entertainment electronics, analog and magnetic markets. In February 1999, we were reincorporated in the State of Delaware. We design and manufacture integrated circuits, or chips, that use high-performance analog and digital signal processing technologies. Analog and digital signal processing refers to technologies to manipulate and improve the quality of analog and digital signals. It also includes the conversion of signals from digital-to-analog and analog-to-digital, as is frequently required in electronic equipment. A device that can perform both of these conversion functions is referred to as a coder-decoder, or codec. Codecs and other devices that support both digital and analog signals are referred to as mixed signal devices. Our mixed signal devices are designed for specific markets that derive value from our expertise in advanced mixed-signal design processing, systems-level engineering and software knowledge. Our products enable our customers to quickly deliver leading-edge technology products that are in high demand from consumers.

MARKETS AND PRODUCTS

     Our products are currently used in the audio, consumer electronics, telecommunications, data acquisition and personal computer markets. We organize our products into three business groups:

          Analog products: consumer audio, industrial automation and control, data acquisition, personal computer, and communication applications

          Internet solutions: optical storage and embedded processor applications

          Magnetic storage: hard disk drive and read/write applications

     We offer more than 200 products to over 3,000 customers worldwide, through both direct and indirect sales channels. Our major customers are among the world's leading electronics manufacturers and include Apple, Bose, Creative Technologies, Dell, Denon, Fujitsu, Harman, Hitachi, IBM, Kenwood, Pace, Panasonic, Pioneer, Schlumberger, SonicBlue, Sony and Western Digital.

     We target large existing markets, as well as emerging growth markets that derive value from our expertise in advanced mixed-signal design processing, systems-level engineering and software expertise. This expertise is implemented primarily in integrated circuits and related operating systems, but may also include subsystem modules or system equipment designs and related software.

     In the first quarter of fiscal year 2002, we announced that we would be focusing our business on consumer-entertainment electronics, with strength in analog and DSP technologies. We also announced that we would be de-emphasizing our magnetic storage chip business.

ANALOG PRODUCTS BUSINESS GROUP

     Our analog line of products is utilized in consumer audio, industrial automation and control, data acquisition, personal computer and communications products.

  Consumer Audio

     The consumer audio business currently offers more than 100 products for the consumer, professional and automotive audio markets.

     Our consumer products are incorporated into a wide range of audio equipment in the high-fidelity audio market, including audio/video receivers and amplifiers, cable and satellite set-top audio decoders, digital audio tape recorders, audio and video compact disc players, powered speakers, DVD players and MP3 players. DVD players use an optical disk technology that is expected to replace the audio and video compact disk, as well as the computer CD-ROM, over the next few years due to its significantly greater storage capacity. MP3 technology typically provides a greater than ten to one file size reduction for digital audio content. By using MP3 compression, approximately an hour of audio content can be loaded into a small form factor, 32 MB solid-state portable music player. Our products convert the player's internal digital sound output into an analog audio signal.

     Our products include analog-to-digital converters, digital-to-analog converters, codecs that combine analog-to-digital and digital-to-analog converters in a single package, digital interface components, and a family of audio decoders that use digital signal processing technology and that support the principal standards in the audio industry, such as Dolby Digital (AC-3), AAC, Digital Theater System (DTS), Moving Picture Experts Group audio decoding, Prologic/PrologicII, THX, and other special sound effects processing. Our customers include Aiwa, Bose, Harman Kardon, Kenwood, Marantz, Onkyo, Panasonic, Pioneer, RCA/ Thomson, Sony, and Yamaha. We are the world's number one supplier of audio devices for both the MP3 player market and the audio/video receiver markets.

     Our professional and automotive products include analog-to-digital converters, digital-to-analog converters, digital interface products, sample rate converters, and products that enhance audio signal quality using digital signal processing technology. Our professional and automotive products are incorporated in high-end professional recording equipment, high performance digital mixing consoles, special effects processors, musical instrument amplifiers, and automotive stereo systems.

     The following consumer, professional and automotive products are expected to be the most important in the near term:

PRODUCT FAMILY                   DESCRIPTION             FUNCTION/END USES           STATUS
--------------                   -----------             -----------------           ------
Audio codecs               Analog-to-digital and      Consumer and               In production
                           digital-to-analog          professional audio
                           converters                 equipment
Multi-standard, multi-     Single chip DSP that       Home entertainment/        In production
channel audio/video        supports/converts          theater systems, DVD
decoders                   multiple audio             players, and set-top
                           standards, such as         boxes
                           Dolby Digital AC-3,
                           AAC, Digital Theatre
                           Systems (DTS), THX and
                           Moving Picture Experts
                           Group audio standards.
Analog-to-digital          Convert analog signals     Consumer equipment         In production
converters, digital-to-    into digital data and      supporting CD-ROM,
analog converters          digital data into          CD-R, CD-RW, and SACD
                           analog signals.            encoded media, powered
                           Typically used in          speakers, DVD players
                           conjunction with other     and portable MP3
                           digital signal             players. High end
                           processing elements in     professional recording
                           a system.                  equipment and high
                                                      performance digital
                                                      mixing consoles.
High performance sample    Interconnects different    High performance           In production
rate converters            digital audio devices      digital mixing
                           by reformatting the        consoles, CD- ROM
                           digital audio stream.      players and
                                                      professional audio
                                                      recording equipment.
Digital signal             Integrates digital         Special effects            In production
processing with            signal processing into     processors for the
integrated high            an analog system.          music industry.
performance codec

PRODUCT FAMILY                   DESCRIPTION             FUNCTION/END USES           STATUS
--------------                   -----------             -----------------           ------
Digital audio interface    Provides a digital         Consumer and               In production
products                   audio connection within    professional
                           and between audio/video    applications including
                           systems.                   audio/video equipment,
                                                      effects processors,
                                                      mixing consoles, and
                                                      digital speaker
                                                      systems.
High efficiency Class D    New digital audio          Consumer, professional     In development
(PWM) converters and       technology that            and automotive systems.
power amplifiers           replaces existing
                           analog implementations.
                           Class D (PWM) power
                           amplifiers are
                           characterized by high
                           energy efficiency and
                           low heat output. Class
                           D amplifiers and
                           converters enable new
                           small form factor
                           systems and can provide
                           more battery life in
                           portable systems.

  Data Acquisition

     We design, manufacture and market analog, digital and mixed-signal chips for data acquisition, instrumentation and imaging applications. Our data acquisition product family includes more than 100 products used in industrial automation, instrumentation, medical, military and geophysical applications. Types of applications include the measurement of energy usage in power meters and fluorescent light fixtures, temperature gauges for industrial and medical use, seismic devices for oil field applications and high-precision weigh scales for commercial and scientific use. Our broad line of analog-to-digital converters consists of general purpose and low frequency measurement devices. These devices use patented self-calibration techniques that improve accuracy and reduce system-level cost. Our customers include National Instruments, Rockwell Automation and Schlumberger. In addition to supporting a product family, technology from our data acquisition business is used in integrated circuits across all of our product lines.

     The following data acquisition products are expected to be the most important in the near term:

PRODUCT FAMILY                   DESCRIPTION             FUNCTION/END USES           STATUS
--------------                   -----------             -----------------           ------
Analog-to-digital          High precision             Used in industrial         In production
converters                 converter                  applications to amplify
                                                      and digitize analog
                                                      signals from sensors
                                                      that transduce
                                                      phenomenon like force,
                                                      temperature, or
                                                      pressure.
Energy measurement         Single chip solution       Used by the power-meter    In production
                           for energy measurement     and fluorescent light
                           applications               market to measure and
                                                      manage electricity
                                                      usage in residential
                                                      and commercial
                                                      buildings

  Computer Audio Products

     We currently offer more than 15 computer audio products for use in personal computers and workstations. A workstation is a computer intended for individual use, which is faster and more capable than a personal computer. Our chips are incorporated in the motherboards of desktop and notebook computers and workstations, as well as in external cards that plug into computers and workstations and enable audio functions on those machines. We are one of the leading suppliers of stereo audio chips for the personal computer and workstation markets. Our chips provide high quality audio signals for the input and output functions of personal computer and workstation audio products. Our chips support a range of personal computer and workstation audio systems, including those that offer three dimensional sound effects and music synthesis, such as sound processing and mixing capabilities, as well as compatibility with standard audio software packages, such as SoundBlaster(TM) and Microsoft Sound(TM). Our computer audio products enhance the sound quality and audio capabilities of personal computers and workstations. These products include personal computer interface digital signal processors, which enable advanced audio functions, such as music synthesis, including sound processing and mixing capabilities for gaming, MP3 encode and decode and the home theater listening experience with Dolby Digital(TM) and DTS(TM) in add-in cards. Other products that enhance the sound quality and audio capabilities of personal computers and workstations include controller products, which enable special sound effects processing in personal computers and workstations and allow personal computer gamers to perceive sound as coming from various points around them in a three-dimensional space, sound equalizers, acoustic echo cancellation for high quality Internet audio, acceleration for Microsoft Direct Sound(TM), and other standard industry interfaces such as A3D and EAX. Our principal customers include Creative Technologies, Dell, Hewlett Packard, Intel and IBM.

     The following computer audio products are expected to be the most important in the near term:

PRODUCT FAMILY                   DESCRIPTION             FUNCTION/END USES           STATUS
--------------                   -----------             -----------------           ------
AC '97 Audio codecs        Analog-to-digital and      Converts audio to/from     In production
                           digital-analog             digital data. Used in
                           converters                 workstation and
                                                      personal computer
                                                      motherboards and
                                                      external cards.
Digital signal             Special effects digital    Enables advanced audio     In production
processing with            signal processors          functions such as music
integrated high                                       synthesis, including
performance codec                                     sound processing and
                                                      mixing capabilities in
                                                      add-in cards.
Peripheral component       High-integration           Enables connection         In production
interconnect audio         personal-computer audio    between personal
controllers (PCI           controllers. Range of      computers or
Controllers)               low- cost to               workstations, and
                           high-performance           peripheral computer
                           digital signal             components, such as
                           processing based           audio cards, external
                           solutions. Digital         speakers and portable
                           signal processing          computers, which plug
                           solutions offer            into docking stations.
                           advanced audio
                           processing such as
                           three-dimensional
                           positioning for games,
                           wavetable music
                           synthesis and sound
                           equalization.

  Communications

     We design, manufacture and market embedded Ethernet chips for use in broadband access customer premises equipment, such as digital cable set-top boxes, cable modems, and DSL modems. These broadband access devices, also known as "residential gateways," enable home users to access voice, video and data content, typically using the Internet, over a single communications connection. The same Ethernet chips are commonly used in other embedded applications, such as Voice Over Internet Protocol (VoIP) telephones, industrial controllers, and wireless access points. In addition, we develop and market integrated circuit products, primarily T1/E1 Line Interface Units, which provide switched telephony network interface solutions for telecommunications and data communications equipment. Our newest product family is communication processors for VoIP telephones, residential gateways, and other embedded applications. These devices feature ARM processor cores, with advanced peripherals and on-board Ethernet interfaces.

     The following communications products are expected to be the most important in the near term:

PRODUCT FAMILY                   DESCRIPTION             FUNCTION/END USES           STATUS
--------------                   -----------             -----------------           ------
Embedded Ethernet          High integration,          Used in embedded           In production
controllers                simplified design          systems, especially for
                           10BASE-T and 10/100        broadband access, such
                           local area network         as cable set-top boxes,
                           controllers and analog     cable and DSL modems
                           front ends.
Telecom T1/E1 Line         Broad family of high-      TI and E1 standard         In production
Interface Units            performance, mixed-        applications such as
                           signal devices for         multiplexors, PSTN
                           interfacing network        switches and other
                           equipment to high-speed    communications
                           communications lines.      equipment for Central
                                                      Office and Customers
                                                      Premises.
Communications             System on a chip           Voice-over-Internet-       Ramping
processors                 processor solutions        Protocol telephones,
                           based on the ARM7 and      residential gateways
                           ARM9 architectures,        and other
                           with on-board Ethernet     communications
                           interfaces.                applications.

INTERNET SOLUTIONS BUSINESS GROUP

     Our Internet line of products consists of chips for optical storage and embedded processor applications.

  Optical Storage

     We supply chips that perform key electronics functions in advanced optical disc drives, including both PC-based CD-RW drives and consumer-market DVD drives. The CD-ROM drive, found in computers and workstations for storing and retrieving electronic information on a compact disc, is the most common optical disc drive. CD-ROM drives do not allow writing to the compact disk. Recently, CD-ROM drives have been developed that permit users of personal computers and workstations to record on CD-ROMs either once, referred to as CD-R drives, or numerous times, referred to as CD-RW drives. The information stored on a CD is transmitted to the computer or workstation through a device referred to as a decoder and is written to CD-R or CD-RW through a device referred to as an encoder. The company entered the optical storage market in fiscal 1995 with a CD-ROM decoder product, followed by three more generations of CD-ROM decoders with higher read speeds. In fiscal 2001, we discontinued our CD-ROM decoder products. In fiscal 1997, we introduced our first CD-RW encoder/decoder products. In fiscal 2001, the company introduced the industry's first CD-RW encoder/decoder product capable of writing to double-density CD-RW media, which is capable of storing twice the data of conventional CD-RW media.

     We also provide chips for the DVD drive electronics market. We completed development of the CL3710 DVD drive manager device in fiscal 2001. This product is a fully integrated, high performance solution for a variety of DVD applications, including PC-based DVD-ROM drives, consumer DVD players, DVD-based game consoles and emerging consumer DVD-recordable components. We began making production shipments at the end of fiscal 2001.

     We currently sell products to a number of customers in the optical storage market. The following optical storage products are expected to be the most important in the near term:

PRODUCT FAMILY                   DESCRIPTION             FUNCTION/END USES           STATUS
--------------                   -----------             -----------------           ------
CD-R and CD-RW             Single chip providing      Incorporated into a        In production
encoder/decoder            up to 16x write and 48x    CD-R/CD-RW drives for
                           read speeds for single     personal computers,
                           density and double         workstations, and
                           density CD-R/CD-RW         consumer devices
                           drives. Support for
                           consumer, ATAPI and
                           IEEE 1394 interfaces.
Integrated DVD drive       Fully integrated DVD       Single chip front-end      In production
manager                    Drive manager,             electronics that can be
                           incorporating a partial    configured with an
                           response maximum           audio DAC, external
                           likelihood (PRML) read-    buffer memory, and a
                           channel servo-control      local micro-controller
                           and decoder functions      to create a complete
                           for DVD-ROM and DVD-       DVD solution for
                           Player applications.       DVD-ROM drives, DVD
                                                      players, DVD-based game
                                                      consoles and DVD
                                                      recordable components.

  Embedded Processors

     We develop, manufacture and market highly integrated, system-on-chip (SOC) products for emerging consumer applications. SOC products integrate a number of different functions, or systems, onto a single chip. In the past, most electronic products required multiple chips to perform all the functions; reducing the number of chips in a design allows space and cost savings for consumers. Our SOC designs are based on processor cores licensed from ARM Ltd. Our primary focus is on market-specific processors sold under the Maverick(R) brand name. These products are designed for use in digital audio devices, handheld information appliances and Internet computing devices. Currently, we are the leading supplier of chips in the portable digital audio market, with customers including SonicBlue (formerly S3/Diamond Multimedia), Creative Technologies, Compaq, and Intel. Our next generation of Maverick(R) chips will enable further growth of the digital audio market via a new home entertainment appliance called the Digital Audio Jukebox. This product compresses music acquired over the Internet or from personal collections, stores the music on a local hard disk drive, and allows the music to be played over a home entertainment system. Other Maverick(R) chips specifically target applications such as PDAs (personal digital assistants) and Internet information appliances, such as electronic books and low-cost Internet terminals.

     The following embedded processor products are expected to be the most important in the near term:

PRODUCT FAMILY                   DESCRIPTION             FUNCTION/END USES           STATUS
--------------                   -----------             -----------------           ------
High-performance, ultra    ARM 720T processor core    Used in handheld           In production
low power, system-on-      integrated with liquid     digital audio players,
chip with LCD              Crystal(R) display         personal digital
controller                 (LCD) and DRAM             assistants, and
                           controllers, USB           Internet access
                           interface, Digital         appliance applications
                           Audio Interface and        for portable,
                           Internet security          battery-powered
                           software.                  devices. Multiple
                                                      products.
High performance, ARM9     ARM 920T processor core    Used in line powered       Testing
Secure SOC                 integrated with            internet appliances,
                           Ethernet, EIDE, and USB    such as digital audio
                           interfaces, math co-       jukeboxes and web
                           processor engine, and      browser terminals.
                           security features.         Multiple products.

MAGNETIC STORAGE BUSINESS GROUP

     We supply chips that perform the key electronics functions contained in advanced magnetic and removable disk drives for personal computers and workstations. In fiscal 2001, we announced that we had entered into a strategic supply agreement with Fujitsu, in which Fujitsu's hard-disk drive division agreed to purchase approximately $200 million of our 3CI(TM) magnetic storage chips during the following 12 months. Our magnetic storage customers during fiscal 2001 included Fujitsu, Hitachi, and Western Digital. In May 2001, we announced that we are de-emphasizing our magnetic storage chip business.

MANUFACTURING

     We purchase wafers manufactured by third-party wafer fabricators for our wafer manufacturing needs. In addition to our wafer supply arrangements, we currently contract with third-party assembly vendors to package the wafer die into finished products. We qualify and monitor assembly vendors using procedures similar in scope to those used for wafer procurement. Assembly vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry.

     During fiscal 1998, we started outsourcing a substantial portion of our production testing. Our manufacturing organization has continued to qualify and monitor suppliers' production processes, to participate in process development, package development and process and product characterization, to perform mixed-signal production testing, to support R&D activities, and to maintain quality standards. As of April 28, 2001, we had approximately 23% of our employees engaged in manufacturing-related activities.

PATENTS, LICENSES AND TRADEMARKS

     To protect our products, we rely heavily on trade secret, patent, copyright, mask work and trademark laws. We apply for patents arising from our research and development activities and intend to continue this practice in the future to protect our products and technologies. As of April 30, 2001, we held 692 U.S. patents, 333 U.S. patent applications pending, and various corresponding international patents and applications. We have also licensed a variety of technologies important to our business from outside parties to complement our own research and development efforts.

RESEARCH AND DEVELOPMENT

     We concentrate our research and development efforts on the design and development of new products for each market and on the continued enhancement of our design automation tools. Product-oriented research and development efforts are organized along the Analog, Internet and Magnetic Storage Business Groups. We also fund certain advanced process technology development, as well as other emerging product opportunities. Expenditures for research and development in fiscal 2001, 2000, and 1999, were $127.6 million, $121.4 million (excluding acquired in-process research and development expenses of $8.0 million in fiscal year
2000), and $149.8 million, respectively. As of April 28, 2001, approximately 43% of our employees were engaged in research and development activities. Our future success is highly dependent upon our ability to develop complex new products, to transfer new products to production in a timely fashion, to introduce them to the marketplace ahead of the competition, and to have them selected for design into products of leading systems manufacturers.

COMPETITION

     Markets for our products are highly competitive, and we expect that competition will increase. We compete with other semiconductor suppliers that offer standard semiconductors, application-specific integrated circuits and fully customized integrated circuits, including both chip and board-level products. A few customers also develop integrated circuits that compete with our products. Our competitive strategy has been to provide lower-cost versions of existing products and new, more advanced products for customers' new designs.

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

SALES, MARKETING AND TECHNICAL SUPPORT

     Our products are sold worldwide, principally to Asia. Export sales, which include sales to U.S.-based customers with manufacturing plants overseas, were 82% in fiscal 2001, 75% in fiscal 2000, and 74% in fiscal 1999, respectively. We maintain a worldwide sales force, which is intended to provide geographically specific selling support to our customers, and specialized selling of product lines with unique customer bases.

     The domestic sales force includes a network of regional direct sales offices located in California, Colorado, Florida, Illinois, Maryland, Massachusetts, Oregon, Texas and Virginia. International sales offices and organizations are located in France, Germany, Hong Kong, Japan, Korea, the Netherlands, Singapore, Taiwan, and the United Kingdom. We supplement our direct sales force with sales representative organizations and distributors. Technical support staff is located at the sales offices and also at our facilities in Fremont, California; Broomfield, Colorado; Nashua, New Hampshire; Austin, Texas; Pune, India; and Tokyo, Japan.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for export sales information.

BACKLOG

     Sales are made primarily pursuant to standard short-term purchase orders for delivery of standard products. The quantity actually ordered by the customer, as well as the shipment schedules, are frequently revised to reflect changes in the customer's needs. As a result, we believe that our backlog at any given time is not a meaningful indicator of future revenues.

EMPLOYEES

     As of April 28, 2001, we had approximately 1,356 full-time equivalent employees, of whom 43% were engaged in research and product development, 34% in sales, marketing, general and administrative, and 23% in manufacturing. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel.

     Due to the highly competitive nature of the marketplace that we operate in, we may from time to time lose key employees to certain of our competitors. We have been able to hire qualified personnel in the past to fill open positions created by such occurrences, although there can be no assurance that we will be able to do this in the future. None of our employees is represented by any collective bargaining agreements.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

  WE HAVE HISTORICALLY EXPERIENCED FLUCTUATIONS IN OUR OPERATING RESULTS AND EXPECT THESE FLUCTUATIONS TO CONTINUE IN FUTURE PERIODS.

     Our quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect our net sales, gross margins and operating income. These factors include:

     - the volume and timing of orders received,

     - changes in the mix of our products sold,

     - market acceptance of our products and the products of our customers,

     - competitive pricing pressures,

     - our ability to expand manufacturing output to meet increasing demand,

     - our ability to introduce new products on a timely basis,

     - fixed costs associated with minimum purchase commitments under supply contracts if demand decreases,

     - the timing and extent of our research and development expenses,

     - cyclical semiconductor industry conditions,

     - the failure to anticipate changing customer product requirements,

     - fluctuations in manufacturing costs,

     - disruption in the supply of wafers or assembly services,

     - the ability of customers to make payments to us,

     - increases in material costs,

     - certain production and other risks associated with using independent manufacturers, and

     - product obsolescence, price erosion and other competitive factors.

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

  OUR SUCCESS DEPENDS ON OUR ABILITY TO INTRODUCE NEW PRODUCTS ON A TIMELY
  BASIS.

     Our success depends upon our ability to develop new precision linear and mixed-signal circuits for new and existing markets, to introduce such products in a timely manner, and to have such products gain market acceptance. The development of new precision linear and mixed-signal circuits is highly complex and from time to time we have experienced delays in developing and introducing new products. Successful product development and introduction depends on a number of factors, including:

     - proper new product definition,

     - timely completion of design and testing of new products,

     - achievement of acceptable manufacturing yields, and

     - market acceptance of our products and the products of our customers.

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

     Successful product design and development is dependent on our ability to attract, retain and motivate qualified design engineers, of which there is a limited number. Due to the complexity and variety of precision linear and mixed-signal circuits, the limited number of qualified circuit designers, and the limited effectiveness of computer-aided design systems in the design of such circuits, we cannot assure you that we will be able to successfully develop and introduce new products on a timely basis.

  OUR PRODUCTS ARE COMPLEX AND COULD CONTAIN DEFECTS, WHICH COULD REDUCE SALES OF THOSE PRODUCTS OR RESULT IN CLAIMS AGAINST US.

     Product development in the markets we serve is becoming more focused on the integration of functionality on individual devices. There is a general trend towards increasingly complex products. The greater integration of functions and complexity of operations of our products increase the risk that latent defects or subtle faults could be discovered by our customers or end users after volumes of product have been shipped. This could result in:

     - material recall and replacement costs for product warranty and support;

     - adverse impact to our customer relationships by the recurrence of significant defects;

     - delay in recognition or loss of revenues, loss of market share or failure to achieve market acceptance; and

     - diversion of the attention of our engineering personnel from our product development efforts.

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

  THE INTEGRATED CIRCUIT INDUSTRY IS VERY CYCLICAL AND AN INDUSTRY DOWNTURN WOULD ADVERSELY AFFECT OUR BUSINESS.

     The integrated circuit industry is characterized by:

     - rapid technological change,

     - cyclical market patterns,

     - significant price erosion,

     - periods of over-capacity and production shortages,

     - variations in manufacturing costs and yields, and

     - significant expenditures for capital equipment and product development.

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

  IF WE FAIL TO ATTRACT, HIRE AND RETAIN QUALIFIED PERSONNEL, WE MAY NOT BE ABLE TO DEVELOP, MARKET OR SELL OUR PRODUCTS OR SUCCESSFULLY MANAGE OUR BUSINESS.

     Competition for personnel in our industry is intense. The number of technology companies in our geographic area is greater than it has been historically, and we expect competition for qualified personnel to intensify. There is only a limited number of people in the job market with the requisite skills. Our human resources organization focuses significant efforts on attracting and retaining individuals in key technology positions. Declining stock market prices, however, make retention more difficult, as prior equity grants contain less value and key employees pursue equity opportunities elsewhere. In addition, start-up companies generally offer larger equity grants to attract individuals from more established companies. The loss of the services of any key personnel or our inability to hire new personnel with the requisite skills could restrict our ability to develop new products or enhance existing products in a timely manner, sell products to our customers or manage our business effectively.

  ANY DOWNTURN IN THE MARKETS WE SERVE WOULD HARM OUR BUSINESS.

     Many of our products are incorporated into products such as personal computers, magnetic storage, audio and industrial electronics, and embedded processor products. These markets may from time to time experience cyclical, depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions. Such industry downturns have resulted in reduced product demand and declining average selling prices. Our business would be harmed by any future downturns in the markets that we serve. The sections below detail the risks associated with serving these various markets.

     THE FOLLOWING RISKS ARE ASSOCIATED WITH SERVING THE AUDIO PRODUCTS MARKET:

     - decreased average selling prices in the audio IC market due to competitive pricing pressures;

     - rapid integration of digital-to-analog converters into processors;

     - our ability to respond effectively to the market trend of integrating audio and video products;

     - decreased average selling prices in the audio integrated circuit market due to the PC industry's transition to the AC-link codecs attached to core logic using the multimedia features of the processor and single chip solution;

     - in the PC audio products market, the transition to core logic connected audio and by the introduction of cheaper, fully-integrated, single-chip audio integrated circuits;

     - aggressive competitive pricing pressures in the audio integrated circuits market; and

     - the inability of our audio products to meet cost or performance requirements of the three-dimensional, spatial-effects audio market.

     THE FOLLOWING RISKS ARE ASSOCIATED WITH SERVING THE EMBEDDED PROCESSOR PRODUCTS MARKET:

     - increased competition from other semiconductor manufacturers now entering the market due to the increased popularity of consumer goods incorporating embedded processor products, such as portable digital audio players, smart cellular phones, set-top Internet and e-mail access boxes, and personal digital appliances;

     - our inability to meet embedded processor products requirements of an industry that has yet to define product standards;

     - customer delays in their product development and introductions; and

     - price competition from over 30 other embedded processor products manufacturers who have licensed ARM Ltd. central processing unit cores, the same central processing unit core we license, and who will likely produce products around these cores that are very similar to ours.

     THE FOLLOWING RISKS ARE ASSOCIATED WITH SERVING THE PRECISION DATA CONVERSION MARKET:

     - our inability to establish broad sales channels and our failure to develop and maintain a sufficiently broad competitive product line;

     - customer delays in their product development and introductions;

     - our inability to reach the marketplace due to the technical complexity of our products and the time requirements for their development; and

     - our inability to attract, hire, and retain scarce analog engineering talent necessary for rapid product development in this market.

     THE FOLLOWING RISKS ARE ASSOCIATED WITH OUR INVOLVEMENT IN THE PC MARKETS:

     - greatly pronounced demand fluctuations characteristic of our role as a component supplier to PC original equipment manufacturers, or OEMs, and to peripheral device manufacturers;

     - our involvement in the consumer PC market, the most volatile segment of the PC market;

     - increased competition from other integrated circuit makers, including Intel Corporation, who plan to incorporate features into or with their microprocessor products that replicate those of our products;

     - loss of customer base as we refocus on non-PC markets; and

     - as a supplier to manufacturers at different levels of the production chain, our potential dependence on the success of a particular PC OEM due to our inability to accurately identify end-users of our product.

     THE FOLLOWING RISKS ARE ASSOCIATED WITH SERVING THE MAGNETIC STORAGE
MARKET:

     - significantly reduced demand for our magnetic storage products, due to recent efforts by certain of our customers to contract with our competitors for these products, as well as to develop their own integrated circuits for these products;

     - historically dramatic supply and demand fluctuations in the magnetic disk drive market, which is closely linked to growth in the PC market;

     - direct correlation between the competitive nature of the disk drive industry and the price of disk drive components;

     - our dependence on the success of certain 3.5 inch magnetic disk drive products that incorporate our products into their design;

     - our dependence on the successful introduction by our customers of new disk drive products that in turn can be impacted by the timing of customers' transition to new disk drive products;

     - our ability to respond effectively to the market trend of integrating hard disk controllers with micro-controllers; and

     - our ability to successfully compete with other firms with greater resources to accomplish the technical obstacles of integration and greater access to the advanced technologies necessary to provide integrated HDD electronic components.

  SHIFTS IN INDUSTRY-WIDE CAPACITY MAY CAUSE OUR RESULTS TO FLUCTUATE AND SUCH SHIFTS HAVE RESULTED AND COULD IN THE FUTURE RESULT IN SIGNIFICANT INVENTORY WRITE-DOWNS.

     Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly and annual operating results. We must order wafers and build inventory well in advance of product shipments. Because the integrated circuit industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence, there is a risk that we will forecast inaccurately and produce excess or insufficient inventories of particular products. This inventory risk is heightened because many of our customers place orders with short lead times. Due to the product manufacturing cycle characteristic of integrated circuit manufacturing and the inherent imprecision by our customers to accurately forecast their demand, product inventories may not always correspond to product demand, leading to shortages or surpluses of certain products. As a result of such inventory imbalances, future inventory write-downs may occur due to lower of cost or market accounting, excess inventory or inventory obsolescence.

  BECAUSE FOUNDRY CAPACITY IS LIMITED, WE MAY BE REQUIRED TO ENTER INTO COSTLY LONG-TERM SUPPLY ARRANGEMENTS TO SECURE FOUNDRY CAPACITY.

     We currently purchase all of our wafers from outside foundries. Market conditions could result in wafers being in short supply and prevent us from having adequate supply to meet our customer requirements. Any prolonged inability to utilize our foundries as a result of fire, natural disaster or otherwise would have a material adverse effect on our financial condition and results of operations. If we are not able to obtain additional foundry capacity as required, our business could be harmed in the following ways: (i) our relationships with our customers would be harmed and consequently our sales would likely be reduced; and (ii) we may be forced to purchase wafers or packaging from higher cost suppliers or to pay expediting charges to obtain additional supply

     In order to secure additional foundry capacity, we have entered into contracts that commit us to purchase specified quantities of silicon wafers over extended periods. In fact, during fiscal 1999, the industry experienced an excess in production capacity that we believe, in some cases, resulted in our competitors paying wafer prices that were lower than our cost of production from our manufacturing joint ventures. As a result, we experienced pressures on our selling prices during fiscal years 1999 and 2000, which harmed our revenues and reduced our margins. In the future, we may not be able to secure capacity with foundries in a timely fashion or at all, and such arrangements, if any, may not be on terms favorable to us. Moreover, if we are able to secure foundry capacity, we may be obligated to utilize all of that capacity or incur penalties. Such penalties may be expensive and could harm our financial results.

  WE ARE DEPENDENT ON OUR SUBCONTRACTORS IN ASIA TO PERFORM KEY MANUFACTURING FUNCTIONS FOR US.

     We depend on third party subcontractors in Asia for the supply and packaging of our products. International operations and sales may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, and changes in import/export regulations, tariff and freight rates. Although we seek to reduce our dependence on our sole and limited source suppliers, this concentration of suppliers and manufacturing operations in Asia subjects us to the risks of conducting business internationally, including political and economic conditions in Asia. Disruption or termination of our supply or manufacturing could occur, and such disruptions could harm our business and operating results.

  WE HAVE SIGNIFICANT INTERNATIONAL SALES AND RISKS ASSOCIATED WITH THESE SALES COULD HARM OUR OPERATING RESULTS.

     Export sales, principally to Asia, include sales to U.S-based customers with manufacturing plants overseas, and accounted for 82%, 75%, and 74% of our net sales in fiscal 2001, 2000, and 1999, respectively. We expect export sales to continue to represent a significant portion of product sales. This reliance on sales internationally subjects us to the risks of conducting business internationally, including political and economic conditions. For example, the financial instability in a given region, such as Asia, may have an adverse impact on the financial position of end users in the region which could impact future orders and/or the ability of such users to pay us or our customers, which could also impact the ability of such customers to pay us. While we expect to carefully evaluate the collection risk related to the financial position of customers and potential customers in structuring the terms of sale, in determining whether to accept sales orders, and in evaluating the recognition of revenue, if a region's volatility harms the financial position of our customers, our results of operations could be harmed. Our international sales operations involve a number of other risks, including:

     - unexpected changes in regulatory requirements;

     - changes in diplomatic and trade relationships;

     - delays resulting from difficulty in obtaining export licenses for technology;

     - tariffs and other barriers and restrictions; and

     - the burdens of complying with a variety of foreign laws.

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

     The integrated circuit industry is characterized by frequent litigation regarding patent and other intellectual property rights. We cannot assure you that any patent owned by us will not be invalidated, circumvented or challenged, that rights granted under the patent will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. We cannot assure you that steps taken by us to protect our intellectual property will be adequate or that our competitors will not independently develop or patent substantially equivalent or superior technologies.

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

  STRONG COMPETITION IN THE HIGH-PERFORMANCE INTEGRATED CIRCUIT MARKET MAY HARM OUR BUSINESS.

     The high-performance integrated circuit industry is highly competitive and subject to rapid technological change. Significant competitive factors in our markets include:

     - product features, reliability, performance and price;

     - the diversity and timing of new product introductions;

     - the emergence of new computer standards and other customer systems;

     - product quality;

     - efficiency of production; and

     - customer support

     Because of shortened product life cycles and even shorter design-in cycles, our competitors have increasingly frequent opportunities to achieve design wins in next generation systems. In the event that competitors succeed in supplanting our products, our market share may not be sustainable and net sales, gross margin, and results of operations would be adversely affected. Our principal competitors include: Analog Devices, Advanced Micro Devices, Broadcom, C-Cube, Conexant, Creative Technologies, ESS Technologies, Infineon, Intel, LSI Logic, Linear Technology, Lucent Technologies, Motorola, Philips, Siemens, SigmaTel, ST Microelectronics, Texas Instruments, Yamaha, and Zoran, many of whom have substantially greater financial and other resources than we do with which to pursue engineering, manufacturing, marketing and distribution of their products. We expect intensified competition from emerging companies and from customers who develop their own integrated circuit products. Increased competition could adversely affect our business. We cannot assure you that we will be able to compete successfully in the future or that competitive pressures will not adversely affect our financial condition and results of operations. Competitive pressures could reduce market acceptance of our products and result in price reductions and increases in expenses that could adversely affect our business and our financial condition.

     In addition, our future success depends, in part, on the continued service of our key engineering, marketing, sales, manufacturing, support, and executive personnel, and on our ability to continue to attract, retain, and motivate qualified personnel. The competition for such employees is intense, and the loss of the services of one or more of these key personnel could adversely affect our business.

  IF WE ARE UNABLE TO MAKE CONTINUED SUBSTANTIAL INVESTMENTS IN RESEARCH AND DEVELOPMENT, WE MAY NOT BE ABLE TO SELL OUR PRODUCTS.

     We must continue to make substantial investments in research and development to develop new and enhanced products and solutions. If we fail to make sufficient investments in research and development programs, new technologies could render our current and planned products obsolete, resulting in the need to change the focus of our research and development and product strategies, and disrupting our business significantly.

ITEM 2. PROPERTIES

     Currently, our principal facilities, located in Austin, Texas, consist of approximately 248,000 square feet of leased office and manufacturing space, which leases expire from 2002 to 2006, plus renewal options. This space is used for manufacturing, product development, sales, marketing and administration. During fiscal 2001, we entered into an operating lease for approximately 192,000 square feet of office space in Austin, Texas, where we will be relocating our headquarters facility tentatively scheduled for 2002.

     Our Fremont, California facilities consist of approximately 485,000 square feet of leased office space, which leases expire from 2004 to 2009, plus renewal options. In connection with our restructuring activities begun in fiscal 1999, we have subleased approximately 431,000 square feet of this office space.

     We also have the following design centers in the United States and sales and support offices in the United States and International locations:

                       SALES AND SUPPORT OFFICES --  SALES AND SUPPORT OFFICES --
DESIGN CENTERS                     USA                      INTERNATIONAL
--------------         ----------------------------  ----------------------------
Boulder, Colorado      Los Angeles, California       France
Broomfield, Colorado   Broomfield, Colorado          Germany
Boca Raton, Florida    Boca Raton, Florida           Hong Kong
Ft. Wayne, Indiana     Tarpon Springs, Florida       Japan
Nashua, New Hampshire  Chicago, Illinois             Korea
Pune, India            Columbia, Maryland            Singapore
Japan                  Burlington, Massachusetts     Taiwan
Singapore              Portland, Oregon              the Netherlands
                       Austin, Texas                 United Kingdom
                       Chesapeake,Virginia

ITEM 3. LEGAL PROCEEDINGS

     From time to time, various claims, charges, and litigation are asserted or commenced against the Company arising from, or related to, contractual matters, intellectual property, personal injury, insurance coverage and personnel and employment disputes. Frequent claims and litigation involving patent and other intellectual property rights are not uncommon in the semiconductor industry. As to any such claims or litigation, the Company cannot predict the ultimate outcome with certainty. In the event a third party makes a valid intellectual property claim and a license is not available on commercially reasonable terms, we could be forced either to redesign or to stop production of products incorporating that intellectual property, and our operating results could be materially and adversely affected. Litigation may also be necessary to enforce our intellectual property rights or to defend us against claims of infringement, and this litigation may be costly and divert the attention of key personnel.

     We are involved in some litigation that, while we cannot predict the outcome with certainty, we do not expect to have a material adverse effect on our consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is traded on the Nasdaq National Market under the symbol "CRUS." The following table shows for the periods indicated the high and low closing prices for the Common Stock.

                                                               HIGH     LOW
                                                              ------   ------
Fiscal year ended March 27, 1999
  First quarter.............................................  $11.25   $ 8.94
  Second quarter............................................   12.44     6.06
  Third quarter.............................................   12.94     5.88
  Fourth quarter............................................   12.94     6.88
Fiscal year ended March 25, 2000
  First quarter.............................................  $10.13   $ 6.00
  Second quarter............................................   12.44     7.50
  Third quarter.............................................   16.50     9.31
  Fourth quarter............................................   24.00    11.63
Fiscal year ended March 31, 2001
  First quarter.............................................  $19.83   $13.19
  Second quarter............................................   40.19    14.56
  Third quarter.............................................   46.56    16.50
  Fourth quarter............................................   34.81    14.94

     As of April 28, 2001, there were approximately 1,120 holders of record of our Common Stock.

     We have not paid cash dividends on our Common Stock and currently intend to continue a policy of retaining any earnings for reinvestment in our business.

     During May 2000, we repurchased in the open market $28.1 million aggregate principal amount of our 6% Convertible Subordinated Notes. We recognized a $2.5 million extraordinary gain, net of tax, as a result of these repurchases. On September 25, 2000, we entered into an agreement to issue approximately 1.0 million shares of Common Stock and to pay $0.1 million to holders of $24 million aggregate principal amount of our 6% Convertible Subordinated Notes. In October and November 2000, a total of $246.9 million aggregate principal amount of our 6% Convertible Subordinated Notes were converted into approximately 10.2 million shares of our common stock by the holders of the notes.

     As a result of these conversions, $299 million of long-term debt was retired and stockholders' equity increased $272.6 million.

ITEM 6. CONSOLIDATED SELECTED FINANCIAL DATA
(Amounts in thousands, except per share amounts, ratios and employees)

     The information contained below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Certain reclassifications have been made to conform to the 2001 presentation. Such reclassifications had no effect on the results of operations or stockholders' equity.

                                                                               FISCAL YEARS ENDED
                                                           -----------------------------------------------------------
                                                             2001       2000         1999         1998         1997
                                                           --------   ---------   ----------   ----------   ----------
Net sales................................................  $778,673   $ 564,400   $  628,105   $  954,270   $  917,154
Costs and expenses:
  Cost of sales..........................................   486,355     338,308      680,088      585,726      579,256
  Research and development...............................   127,599     121,410      149,756      196,268      247,317
  Selling, general and administrative....................   109,629      91,706      101,807      120,315      129,730
  Gain on sale of assets, net............................        --          --       (3,988)     (20,781)     (18,915)
  Restructuring costs and other, net.....................   (14,362)    125,612       80,505       14,464       20,954
  Abandonment of assets charge...........................        --      12,201           --           --           --
  Acquired in-process research and development
    expenses.............................................        --       8,013           --           --           --
                                                           --------   ---------   ----------   ----------   ----------
        Total costs and expenses.........................   709,221     697,250    1,008,168      895,992      958,342
                                                           --------   ---------   ----------   ----------   ----------
Income (loss) from operations............................    69,452    (132,850)    (380,063)      58,278      (41,188)
Realized gain on the sale of marketable equity
  securities.............................................    86,886      92,463           --           --           --
Interest expense.........................................   (11,759)    (23,754)     (22,337)     (27,374)     (19,754)
Interest income..........................................    18,168       8,096       16,786       19,893        8,053
Other income (expense)...................................    (4,928)      8,949        4,242        5,206        1,270
                                                           --------   ---------   ----------   ----------   ----------
Income (loss) before provision (benefit) for income
  taxes..................................................   157,819     (47,096)    (381,372)      56,003      (51,619)
Provision (benefit) for income taxes.....................    15,715          --       46,031       19,510       (5,463)
Minority interest in loss of eMicro......................      (297)         --           --           --           --
                                                           --------   ---------   ----------   ----------   ----------
Income (loss) before extraordinary gain and accounting
  change.................................................   142,401     (47,096)    (427,403)      36,493      (46,156)
Extraordinary gain, net of income taxes..................     2,482          --           --           --           --
Cumulative effect of change in accounting principle......    (1,707)         --           --           --           --
                                                           --------   ---------   ----------   ----------   ----------
Net Income (loss)........................................  $143,176   $ (47,096)  $ (427,403)  $   36,493   $  (46,156)
                                                           ========   =========   ==========   ==========   ==========
Basic net income (loss) per share:
  Before extraordinary gain and accounting change........  $   1.99   $   (0.77)  $    (6.77)  $     0.54   $    (0.71)
  Extraordinary gain, net of income tax..................      0.03          --           --           --           --
  Cumulative effect of change in accounting principle....     (0.02)         --           --           --           --
                                                           --------   ---------   ----------   ----------   ----------
                                                           $   2.00   $   (0.77)  $    (6.77)  $     0.54   $    (0.71)
                                                           ========   =========   ==========   ==========   ==========
Diluted net income (loss) per share:
  Before extraordinary gain and accounting change........  $   1.85   $   (0.77)  $    (6.77)  $     0.52   $    (0.71)
  Extraordinary gain, net of income tax..................      0.03          --           --           --           --
  Cumulative effect of change in accounting principle....     (0.02)         --           --           --           --
                                                           --------   ---------   ----------   ----------   ----------
                                                           $   1.86   $   (0.77)  $    (6.77)  $     0.52   $    (0.71)
                                                           ========   =========   ==========   ==========   ==========
Weighted average common shares outstanding:
  Basic..................................................    71,678      61,554       63,149       67,333       65,007
  Diluted................................................    82,654      61,554       63,149       69,548       65,007
Financial position at year end:
  Total assets...........................................  $598,005   $ 504,832   $  532,630   $1,137,542   $1,136,821
  Working capital........................................   373,757     237,076      164,012      476,154      428,670
  Capital lease obligations, excluding current...........        --         321        1,457        5,475        9,848
  Long-term debt, excluding current......................       336       3,147       12,960       32,559       51,248
  Convertible subordinated notes.........................        --     299,000      300,000      300,000      300,000
  Total liabilities......................................   163,759     488,534      590,350      681,199      732,624
  Stock issued under the restructuring agreement with
    IBM..................................................        --      32,000           --           --           --
  Stockholders' equity (net capital deficiency)..........  $432,543   $ (15,702)  $  (57,720)  $  456,343   $  404,197
(Unaudited)
Current Ratio............................................      3.34        2.29         1.61         2.40         2.17
Employees................................................     1,356       1,278        1,342        1,774        2,557

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANNUAL RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein. Certain reclassifications have been made to conform to the 2001 presentation. Such reclassifications had no effect on the results of operations or stockholders' equity.

     Cirrus Logic is a leading supplier of high-performance analog and DSP chip solutions for Internet entertainment electronics, analog and magnetic markets. The Company designs and manufactures integrated circuits, or chips, that use high-performance analog and digital signal processing technologies. Our mixed signal devices are designed for specific markets that derive value from our expertise in advanced mixed-signal design processing, systems-level engineering and software knowledge. Our products, sold under our own name and the Crystal(R), Maverick(R), and 3CI(TM) product brands, enable our customers to quickly deliver leading-edge technology products that are in high demand from consumers.

     During fiscal 2001, we achieved over 50% sales growth in our core businesses, and stockholders' equity increased approximately $273 million due to the conversion of debt and accrued interest. Total long-term debt was $0.3 million at fiscal year end 2001, compared to $302.1 million at the end of fiscal 2000. We had net income of $143.2 million in fiscal 2001, compared to a net loss of $47.1 million in fiscal 2000. We completed the year with $263 million of cash and, within one year, stockholders' equity went from a deficit of $16 million to a surplus of $433 million.

NET SALES

     Net sales for fiscal 2001 increased to $778.7 million, an increase of 38% from $564.4 million in fiscal 2000. Net sales from core businesses, consisting of the Magnetic Storage, Analog, Internet, and Corporate and other business segments in fiscal 2001, increased over 50% to $742.5 million, from $488.5 million in fiscal 2000. Sales of core products increased in 2001 primarily due to a substantial increase in net sales in the magnetic storage business group. Magnetic storage revenues increased to $329.5 million in 2001, an increase of 148% from $133.1 million in fiscal 2000. Net sales in the Analog and Internet business segments increased 4% and 92%, respectively, in fiscal 2001, to $323.7 million and $83.4 million, from $311.5 million and $43.4 million in fiscal 2000, respectively. The increase in internet revenue in 2001 was primarily due to the strong production ramp of Maverick(R) processors for MP3 players and strong CD-RW sales. Revenues from businesses that have been discontinued by us are included in our End of Life business segment. Revenues from discontinued businesses in fiscal 2001 were $36.2 million compared to $75.9 million in fiscal 2000.

     We expect that our revenues related to our magnetic storage business, principally from Fujitsu, Western Digital and Hitachi, will decline significantly beginning in fiscal 2002, decreasing primarily over our second and third fiscal quarters of 2002.

     Under an agreement with Fujitsu that we entered into effective July 1, 2000, Fujitsu purchased from us magnetic storage chips, resulting in $191.1 million in net sales to us in fiscal 2001, or 24% of our net sales for that period. Fujitsu committed under the agreement to purchase from us approximately $200 million in magnetic storage chip products over the 12-month term of the agreement. Currently we are in negotiations with Fujitsu regarding our continued supply of products beyond the term of the agreement. While we expect to receive additional orders beyond June 30, 2001, we anticipate a significant reduction in the orders received.

     We have binding purchase orders with Western Digital to supply our magnetic storage chips through September 2001. Our sales of magnetic storage chips to Western Digital resulted in $97.6 million in net sales in fiscal 2001, or 13% of our net sales. We are discussing future sales of magnetic storage chips, as well as other products. It is premature to predict whether these discussions will result in continuing orders and, if additional orders are received, the magnitude of any such orders, although we expect any orders placed to be a significant reduction from orders placed during fiscal 2001.

     With respect to Hitachi, we have binding purchase orders to supply our magnetic storage chips through July 2001. We believe that Hitachi will no longer be buying these products from us after we fulfill our obligations under these purchase orders.

     Effective with the first quarter of fiscal 2001, we have recognized revenue on international shipments based on customer receipt and title passage of inventory, instead of on the date of shipment, which was our historical method. Results for fiscal 2001 include revenue of $5.2 million, cost of sales of $3.5 million, and a cumulative effect of change in accounting principle of $1.7 million as a result of this change. Also, during the first quarter of fiscal 2001, we changed our estimate of the amount of revenue that is deferred on distributor transactions under agreements with only limited rights of return. Results for fiscal 2001 include revenue of $5.4 million, cost of sales of $2.0 million, and income of $3.4 million related to this change in estimate. The effect of this estimate change increased basic and diluted earnings per share by $0.03 for fiscal 2001. Royalty revenue of $12.9 million is also included in net sales for fiscal 2001.

     Net sales for fiscal 2000 were $564.4 million, a decrease of 10% from $628.1 million in fiscal 1999. Net sales from the core businesses in fiscal 2000 were approximately $488.5 million, compared to $517.3 million in fiscal 1999. Sales of core products decreased during fiscal 2000 primarily due to reduced volumes in the Magnetic Storage business, partially offset by increased volumes in the Analog and Internet business groups. Average selling prices also declined in fiscal 2000. Revenues in fiscal 2000 and 1999 included amounts from businesses that have been discontinued by us and are included in our End of Life business group. Revenues from discontinued businesses in fiscal 2000 were $75.9 million, compared to $110.8 million in fiscal 1999.

     Net sales in fiscal 1999 decreased by $108.0 million from fiscal 1998, excluding revenues from discontinued businesses and $60.0 million of revenues from patent cross-license agreements in fiscal 1999. The decrease was largely due to decreased sales in magnetic storage products, primarily related to decreased unit volumes and average selling prices of read channel devices and controllers, which were offset by increased sales in audio products, primarily related to increased unit volume.

     Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were approximately $636.2 million in fiscal 2001, $421.0 million in fiscal 2000, and $462.0 million in fiscal 1999. Export sales to customers located in the Pacific Rim (excluding Japan) were 36%, 47%, and 40% of net sales in fiscal 2001, 2000, and 1999, respectively. Export sales to customers located in Japan were 39%, 19%, and 25% of net sales. All other export sales were 7%, 8%, and 8% of net sales, in fiscal 2001, 2000, and 1999, respectively.

     Our sales are denominated primarily in U.S. dollars. From time to time, we enter into foreign currency forward exchange and option contracts to reduce the foreign currency exposures related to sales and balance sheet accounts denominated in yen.

     In fiscal 2001, sales to Fujitsu accounted for 24% of net sales, and sales to Western Digital accounted for 13% of net sales. As set forth above, we anticipate a significant reduction in the sales made to both Fujitsu and Western Digital in the next two quarters. One customer accounted for approximately 12% of net sales in fiscal 2000. Two customers accounted for approximately 14% and 13%, respectively of net sales in fiscal 1999. No other customers accounted for 10% or more of net sales in fiscal 2001, 2000, or 1999. The loss of a significant customer or a significant reduction in such a customer's orders could have an adverse effect on our sales.

GROSS MARGIN

     Gross margin was 38% in fiscal 2001. Gross margin decreased during fiscal 2001, primarily due to lower margins on sales of magnetic storage products. Also, we recognized an inventory charge of $17.4 million during the fourth quarter of fiscal 2001, mainly to reserve inventory that is excess to short-term usage forecasts.

     Gross margin was 40% in fiscal 2000. Gross margin in fiscal 2000 was impacted by declining average selling prices in the audio, magnetic and optical storage businesses. This was partially offset by lower production costs in the audio and magnetic storage units. Additionally, our sales mix in fiscal 2000 shifted toward lower margin analog business group products.

     Gross margin for fiscal 1999 was negative 8%. Included in gross margin for fiscal 1999 was $188.4 million related to the write-off of both MiCRUS and Cirent joint venture assets, which were deemed to be impaired in fiscal 1999 based upon an assessment that future cash flows were insufficient to recover the carrying value of the assets, $90.3 million of charges related to excess wafer purchase commitments with MiCRUS and Cirent joint ventures, and $34.5 million were inventory write-downs associated with businesses being phased out.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenditures increased by $6.2 million in fiscal 2001, primarily due to an increase in total employees and the change in employee mix from fiscal 2000. At the end of fiscal 2001, approximately 43% of employees were engaged in research and development, compared to 36% at the end of fiscal 2000. Although these expenses increased in total dollars in fiscal 2001, as a percentage of net sales they have decreased from 24% to 16% over the last three fiscal years. Research and development expenses expressed as a percentage of net sales were 16%, 22%, and 24% in fiscal 2001, 2000, and 1999, respectively.

     Research and development expenditures decreased by $28.3 million in fiscal 2000 and $46.5 million in fiscal 1999, primarily due to lower headcount related to the fiscal 1999 restructuring efforts to focus research and development on our precision linear and mixed-signal positions in the Analog, Internet, and Magnetic Storage markets.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative expenses increased by $17.9 million in fiscal 2001, mainly due to an increase in headcount of 8% over last year and compensation expense recognized in connection with the acquisition of AudioLogic, Inc. Although these expenses increased in total dollars in fiscal 2001, as a percentage of net sales they have decreased from 16% to 14% over the last three fiscal years. Selling, general, and administrative expenses expressed as a percentage of net sales represented approximately 14%, 16%, and 16% in fiscal 2001, 2000, and 1999, respectively.

     Selling, general, and administrative expenses decreased $10.1 million in fiscal 2000 and $18.5 million in fiscal 1999, primarily due to a decrease in bad debt expense attributable to our efforts to collect accounts receivable, a decrease in the allowance for bad debts, and restructuring activities during fiscal 1999, which included the divestiture of several non-core businesses and headcount reductions made in order for the support structure to be in line with our current business model.

RESTRUCTURING COSTS AND OTHER, NET

     In fiscal 2001, we recorded $12.5 million in income to recognize the receipt of two previously-reserved notes from Intel Corporation on behalf of Basis Communications Corporation. We also recorded $1.8 million in income, related to the final resolution of the MiCRUS restructuring agreement. As of March 31, 2001 we have a remaining restructuring accrual of $0.5 million, which we expect to discharge in fiscal 2002 through cash payments.

     On May 2, 2001, we announced a change to our business model, in which we are de-emphasizing our magnetic storage chip business and are focusing on consumer-entertainment electronics. On May 15, 2001, we announced cost-reduction actions to align company resources and expenses with this new business model. In connection with these strategic decisions, we reduced our workforce by approximately 120 employees worldwide, or about nine percent of the total workforce. We estimate annualized savings of approximately $10-$12 million from the combination of these layoffs and reductions in third-party contractor expenses. We expect to record a special charge of approximately $1.5-$2.0 million in the first quarter of fiscal 2002 to cover costs associated with these workforce reductions.

     During fiscal 2000, we substantially completed the restructuring activities that were initiated in fiscal 1999. We restructured our relationships with our manufacturing joint ventures and returned to a fabless business model. In fiscal 2000, we recorded restructuring charges of $126.6 million, $1.0 million of which is in cost of sales. These restructuring charges included a $135.0 million direct cash payment to one of the joint venture partners, $36.8 million related to certain Cirrus Logic common stock that we issued to one of the joint venture partners, $9.3 million of lease buyout costs, and $16.4 million of equipment write-offs. These charges were partially offset by the reversal of approximately $71.9 million of previously-accrued wafer purchase commitment charges due to the renegotiated terms of our purchase commitments with our former partners.

     During fiscal 1999, we recorded restructuring charges of approximately $390.0 million. The charges included cost of sales of $188.0 million related to asset impairment, $90.0 million related to wafer purchase commitment charges, and $35.0 million related to inventory write-downs. In addition, we recorded charges of $78.0 million related to severance and related benefits, along with facilities scale back and other costs.

ACQUIRED IN-PROCESS RESEARCH & DEVELOPMENT EXPENSES

     During fiscal 2000, we recorded $8.0 million, or 1% of net sales of acquired in-process research and development expenses, resulting from our acquisition of AudioLogic, Inc. We expensed these amounts on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative uses. Future acquisitions of businesses, products or technologies by us might also result in charges for acquired in-process research and development that may cause fluctuations in our quarterly or annual operating results.

ABANDONMENT OF ASSETS CHARGE

     During fiscal 2000, we discontinued development efforts previously undertaken on the manufacturing component of our enterprise resource planning software. In connection with this decision, we recorded an asset abandonment charge of approximately $11.3 million.

INTEREST EXPENSE

     Interest expense was $11.8 million, $23.8 million, and $22.3 million in fiscal 2001, 2000, and 1999, respectively. The decrease in interest expense in fiscal 2001 compared to fiscal 2000 is primarily due to the repurchase and conversion of $299.0 million of our 6% convertible subordinated notes.

INTEREST INCOME

     Interest income in fiscal 2001 was $18.2 million, compared to $8.1 million in fiscal 2000, and $16.8 million in fiscal 1999. The increase in interest income in fiscal 2001 is primarily due to the interest earned on the increased cash and cash equivalent balances at March 31, 2001, compared to March 25, 2000. Interest income in fiscal 2000 declined from fiscal 1999 due to cash payments required in connection with the restructuring activities in the first quarter. This was partially offset by cash inflows later in the year from the liquidation of certain investments.

REALIZED GAINS ON THE SALE OF MARKETABLE EQUITY SECURITIES AND INVESTMENTS

     We realized net gains of $86.9 million related to the sale of investments in fiscal 2001, primarily from the sale of our interest in Basis Communications to Intel Corporation, resulting in a gain of $79.5 million. We realized gains of $76.8 million in fiscal 2000 due to sales of stock and associated options we sold in Openwave Systems, Inc. common stock (formerly known as Phone.com). We also realized a gain of $15.7 million in the fourth quarter of fiscal 2000 due to the sale of our interest in Ambient Technologies to Intel Corporation.

OTHER INCOME (EXPENSE)

     Other expense in fiscal 2001 includes a charge of $2.0 million related to the settlement of a litigation dispute, $0.5 million write-off of an investment in a private company, and foreign currency translation losses of $2.4 million.

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

INCOME TAXES

     We recorded income tax expense of $15.7 million for fiscal 2001 on income before provision of income taxes of $157.8 million. Our effective income tax rate of approximately 10% was lower than the U.S. statutory rate of 35% primarily because of the utilization of net operating loss carryforwards and tax credits.

     Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In fiscal years 2001, 2000, and 1999, we provided a valuation allowance equal to our net deferred tax assets due to uncertainties regarding their realization. Even though we were able to utilize some of these deferred tax assets in 2001, primarily net operating loss carryforwards, we continue to provide a valuation allowance equal to our remaining net deferred tax assets due to uncertainties that remain regarding their realization. We evaluate the realizability of the deferred tax assets on a quarterly basis.

     We recognized no income tax benefit for fiscal 2000 losses.

     The tax provision for fiscal 1999 resulted primarily from $47.0 million of deferred income tax expense recorded as a valuation allowance to offset net deferred tax assets which had been recognized as of March 28, 1998.

QUARTERLY FINANCIAL INFORMATION
(Amounts in thousands, except per share data)

     The following table sets forth certain quarterly statement of operations data for each full fiscal quarter within the two most recent fiscal years. This information has been derived from our unaudited financial statements. In the opinion of management, this unaudited information has been prepared on the same basis as the annual financial statements and includes all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the information for the quarters presented. Certain reclassifications have been made to conform to the 2001 presentation. Such reclassifications had no effect on the results of operations or stockholders' equity. This information should be read in conjunction with the financial statements and related notes included elsewhere in this document. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                          FISCAL YEARS BY QUARTER
                                           --------------------------------------------------------------------------------------
                                                             2001                                         2000
                                           -----------------------------------------   ------------------------------------------
                                           4TH++++     3RD+++     2ND++       1ST+     4TH****     3RD***     2ND**       1ST*
                                           --------   --------   --------   --------   --------   --------   --------   ---------
Operating summary:
 Net sales...............................  $199,725   $207,998   $189,537   $181,412   $160,246   $150,759   $132,842   $ 120,553
 Cost of sales...........................   143,183    124,760    110,513    107,899    102,534     90,410     77,075      68,289
 Restructuring costs, (gain) loss on sale
   of assets and other, net..............        --         --     (1,848)   (12,514)    (1,599)        --         --     127,210
 Acquired in-process research &
   development expenses..................        --         --         --         --         --         --      8,013          --
 Abandonment of assets charge............        --         --         --         --      1,026     11,174         --          --
 Income (loss) from operations...........     1,530     22,178     17,024     28,720      6,002     (6,056)    (5,395)   (127,400)
 Income (loss) before income taxes.......     4,208     26,628     18,287    108,697     62,081     27,923     (9,354)   (127,746)
 Income (loss) before extraordinary gain
   and accounting change.................     3,952     23,877     16,468     98,105     62,081     27,923     (9,354)   (127,746)
 Cumulative effect of accounting
   change................................        --         --         --     (1,707)        --         --         --          --
 Extraordinary gain, net of income tax...        --         --         --      2,482         --         --         --          --
                                           --------   --------   --------   --------   --------   --------   --------   ---------
       Net Income........................  $  3,952   $ 23,877   $ 16,468   $ 98,880   $ 62,081   $ 27,923   $ (9,354)  $(127,746)
                                           ========   ========   ========   ========   ========   ========   ========   =========
Net Income (loss) per share --
 Basic:
   Before cumulative effect of accounting
     change and extraordinary gain.......  $    .05   $    .32   $    .25   $   1.50   $   0.99   $   0.45   $  (0.15)  $   (2.12)
   Accounting change.....................        --         --         --      (0.03)        --         --         --          --
Extraordinary gain, net of income tax....        --         --         --       0.04         --         --         --          --
                                           --------   --------   --------   --------   --------   --------   --------   ---------
 Basic...................................  $    .05   $   0.32   $   0.25   $   1.51   $   0.99   $   0.45   $  (0.15)  $   (2.12)
                                           ========   ========   ========   ========   ========   ========   ========   =========
Net Income (loss) per share --
 Diluted:
   Before cumulative effect of accounting
     change and extraordinary gain.......  $   0.05   $   0.30   $   0.23   $   1.26   $   0.82   $   0.40   $  (0.15)  $   (2.12)
   Accounting change.....................        --         --         --      (0.02)        --         --         --          --
Extraordinary gain, net of income tax....        --         --         --       0.03         --         --         --          --
                                           --------   --------   --------   --------   --------   --------   --------   ---------
   Diluted++.............................  $   0.05   $   0.30   $   0.23   $   1.27   $   0.82   $   0.40   $  (0.15)  $   (2.12)
                                           ========   ========   ========   ========   ========   ========   ========   =========
Weighted average common shares
 outstanding:
 Basic...................................    79,447     75,127     66,041     65,549     62,593     62,134     61,353      60,171
 Diluted.................................    83,034     80,388     70,918     80,684     81,599     80,911     61,353      60,171

---------------

   + Results include revenue of $5.2 million, cost of sales of $3.5 million, and a cumulative effect of change in accounting principle of $1.7 million related to a change in accounting policy as a result of the issuance by the Securities and Exchange Commission of Staff Accounting
      Bulletin No. 101. We also changed our estimate of the amount of revenue that is deferred on distributor transactions with limited rights of return. Results include revenue of $5.4 million, cost of sales of $2.0 million and income of $3.4 million related to this change in estimate. Restructuring costs and other includes income of $12.5 million primarily related to the receipt of payment for two previously-reserved notes due from Basis Communications and $0.9 million of research and development expenses related to the amortization of acquired intangible assets. We sold our shares in Basis Communications to Intel for a gain of $78.5 million, and recorded gains of $1.1 million related to the sale of options in Openwave Systems, Inc. common stock
      (formerly known as Phone.com). We recognized a $2.5 million extraordinary gain, net of income tax, related to the repurchase, on the open market, of $28.1 million par value of our 6% convertible notes.
  ++ Includes $1.8 million of income primarily due to the final resolution of the MiCRUS restructuring agreement, $0.9 million of research and development expenses related to the amortization of acquired intangible assets, $1.0 million of research and development expenses related to compensation paid in connection with the acquisition of AudioLogic, and $1.5 million of selling, general and administrative expenses also related to the compensation paid in connection with the acquisition of AudioLogic. Includes $1.9 million of gains related to the sale of options in Openwave Systems common stock.
 +++ Includes $0.9 million of research and development expenses related to the amortization of acquired intangible assets.
      We recognized $3.0 in gains related to the sale of options in Openwave Systems, Inc. common stock, and recorded a $0.5 million write-off of an investment in a private company.
++++ Includes $0.7 million of research and development expenses related to the amortization of acquired intangible assets, $0.5 million related to merger and acquisition activities, and $2.0 million related to the settlement of a litigation dispute. Also during the fourth quarter of fiscal 2001, we recognized gains of $1.1 million related to the sale of options in Openwave Systems, Inc. common stock and recognized a net gain of $1.2 million related to the sale of investments and marketable securities.
   * Includes $128.2 million in restructuring charges, $1.0 million of which is in cost of sales, due to the restructuring of our relationships with our manufacturing joint venture partners.
  ** Includes $8.0 million acquired in-process research & development expenses, which were incurred due to the acquisition of AudioLogic.
 *** Includes $10.2 million in asset abandonment charges due to the write-off of costs incurred for the manufacturing module of the enterprise resource planning software. Also, in the third quarter, we sold a portion of our common stock interest in Openwave Systems, Inc. for a gain of $34.3 million.
****  Includes gains on the sale of common stock in Openwave
      Systems, Inc. and Ambient Technologies for a combined $58.2 million.
  ++  Diluted earnings per share for the first quarter of fiscal
      2001 includes an adjustment to increase net income by $3.7 million and diluted shares outstanding by 15.2 million shares, which is the quarterly after-tax interest savings associated with the convertible debt and options that could have been exercised. Diluted earnings per share for the third and fourth quarter of fiscal 2000 includes an adjustment to increase net income by $4.5 million, which is the quarterly after tax interest savings associated with the convertible debt.

LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 2001, we generated $1.1 million of cash from operating activities as opposed to using $180.3 million and $15.8 million of cash from operating activities during fiscal 2000 and 1999, respectively. The cash generated in operations in fiscal 2001 was primarily the result of operating profits offset by increases in accounts receivable and inventory of $43.4 million and $55.9 million, respectively. The cash used in fiscal 2000 was primarily due to a net loss of $139.6 million (excluding gains from the sale of securities of $92.5 million) combined with a $79.4 million reduction in accounts payable. The fiscal 1999 decrease in operating cash flow was primarily due to the net loss of $427.4 million realized in fiscal 1999, $292.3 million of which was related to non-cash transactions unique to fiscal 1999. The remaining decrease related to an increase in payments during the year for accounts payable and accrued liabilities offset by lower collections of accounts receivable due to the decrease in sales during fiscal 1999.

     We generated $114.4 and $184.5 million from investing activities in fiscal 2001 and fiscal 2000, respectively. We used cash of $31.7 million in investing activities during fiscal 1999. During fiscal 2001 and fiscal 2000, we sold $89.4 million of common stock investments. Also, the release of $47.2 million of restricted cash due to reduced lease commitments provided additional funding in fiscal 2001. These increases were partially offset by investments of $22.9 million in new equipment and technology licenses. During fiscal 2000, we sold $74.6 million of short-term investments. We also sold approximately two-thirds of our holdings in the common stock of Phone.com, and our interest in Ambient Technologies for a combined $92.5 million. In addition, we sold our interest in the Cirent manufacturing facility for $14 million. Additionally, the release of $29.1 million of restricted cash due to reduced lease commitments provided additional funding. These increases were partially offset by investments of $27.0 million into new equipment, software and an ERP system. Cash used by investing activities for 1999 related to proceeds received from the sale of assets and termination of the UMC agreement and were offset by the manufacturing agreement and payments to joint ventures.

     Net cash used in financing activities was $6.4 million, $4.6 million, and $115.3 million in fiscal 2001, 2000, and 1999, respectively. We used cash for financing activities in fiscal 2001 for the repurchase of convertible subordinated notes and payments on long term debt and capital lease obligations. These uses of cash were partially offset in fiscal 2001 by cash provided from employee stock option exercises. We used cash for financing activities in fiscal 2000 for payments on long term debt and capital lease obligations which was partially offset by cash provided from employee stock option exercises. Cash used in financing activities for fiscal 1999 was primarily due to our repurchase of $100.1 million worth of treasury stock, as well as payments on long-term debt.

     As of March 31, 2001, we have issued a $9 million letter of credit secured by $10 million cash. The letter of credit was issued to secure certain of our obligations under our lease agreement for a new headquarters facility in Austin, Texas. The cash collateral for this letter of credit is classified as restricted cash.

     Although we can not assure that we will be able to generate cash in the future, we anticipate that our existing capital resources and cash flow generated from future operations will enable us to maintain our current level of operations for the foreseeable future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks associated with interest rates on our debt investment securities, equity price risk on investment securities, and currency movements on non-U.S. dollar denominated assets and liabilities. We assess these risks on a regular basis and have established policies to protect against the adverse effects of these and other potential exposures. All of the potential changes noted below are based on sensitivity analyses at March 31, 2001. Actual results may differ materially.

INTEREST RATE RISK

     At March 31, 2001, our marketable securities consisted of short-term, fixed rate securities. An immediate 10% change in interest rates would not have a material effect on either the fair value of our investments or our results of operations.

EQUITY PRICE RISK

     We are exposed to price risk on publicly traded equity investment securities. A 10% change in the value of the related securities would not have a material effect on our operations.

FOREIGN CURRENCY EXCHANGE RISK

     A majority of our revenue and spending is transacted in U.S. dollars; however, we do enter into transactions in other currencies, primarily Japanese yen through our Japanese subsidiary. We repatriate these amounts on a quarterly or monthly basis, depending on underlying accounts receivable collections. We attempt to limit our exposure to changing foreign exchange rates through financial market instruments, principally through foreign exchange forward contracts. The foreign exchange contracts are "marked to market" on a monthly basis based upon fluctuations of the underlying currency in relation to the U.S. dollar, and the gains or losses are reflected in operations.

     During fiscal 2001 and 2000, we entered into various foreign currency forward contracts to mitigate the foreign exchange risk of certain yen-denominated net balance sheet accounts and sales. As of March 31, 2001, we had 10 foreign currency forward exchange contracts outstanding to purchase $22.1 million at an average exchange rate of 118 Japanese yen per dollar. As of March 25, 2000, we did not have any foreign exchange contracts outstanding.

     At March 31, 2001, an immediate 10% change in the value of the Japanese yen relative to the U.S. dollar would not have a material effect on our results of operations. In addition to the direct effects of changes in exchange rates on the value of the exchange contracts, changes in exchange rates can also affect the volume of sales or the foreign currency sales prices of our products. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency sales prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              FORM 10-K
                                                              ---------
Report of Independent Auditors..............................        28
Consolidated Balance Sheets as of March 31, 2001 and March
  25, 2000..................................................        29
Consolidated Statements of Operations for the fiscal years
  ended March 31, 2001, March 25, 2000, and March 27,
  1999......................................................        30
Consolidated Statements of Cash Flows for the fiscal years
  ended March 31, 2001, March 25, 2000, and March 27,
  1999......................................................        31
Consolidated Statements of Stockholders' Equity (Net Capital
  Deficiency) for the fiscal years ended March 31, 2001,
  March 25, 2000, and March 27, 1999........................        32
Notes to Consolidated Financial Statements..................  33 to 52

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Cirrus Logic, Inc.

     We have audited the accompanying consolidated balance sheets of Cirrus Logic, Inc. as of March 31, 2001 and March 25, 2000, and the related consolidated statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the three fiscal years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cirrus Logic, Inc. at March 31, 2001 and March 25, 2000, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                            /s/ Ernst & Young LLP

Austin, Texas
April 30, 2001

                               CIRRUS LOGIC, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              MARCH 31,   MARCH 25,
                                                                2001        2000
                                                              ---------   ---------
                                      ASSETS

Current assets:
  Cash and cash equivalents.................................  $ 253,136   $ 144,034
  Restricted cash...........................................     10,000      57,173
  Marketable equity securities..............................      6,581      48,077
  Accounts receivable, less allowance for doubtful accounts
    of $2,200 in 2001 and $3,870 in 2000....................    136,102      94,672
  Inventories, net..........................................    109,161      53,288
  Other current assets......................................     18,217      23,421
                                                              ---------   ---------
         Total current assets...............................    533,197     420,665
Property and equipment, at cost:
  Machinery and equipment...................................    171,899     159,404
  Furniture and fixtures....................................     12,405      11,903
  Leasehold improvements....................................     20,593      20,063
                                                              ---------   ---------
                                                                204,897     191,370
  Less accumulated depreciation and amortization............   (172,557)   (156,640)
                                                              ---------   ---------
         Property and equipment, net........................     32,340      34,730
Other assets................................................     32,468      49,437
                                                              ---------   ---------
                                                              $ 598,005   $ 504,832
                                                              =========   =========

           LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
  Accounts payable..........................................  $  77,899   $  87,970
  Accrued salaries and benefits.............................     15,519      12,578
  Current maturities of long-term debt and capital lease
    obligations.............................................      3,133      12,829
  Income taxes payable......................................     41,053      40,193
  Deferred revenues.........................................      9,765      13,989
  Other accrued liabilities.................................     12,071      16,030
                                                              ---------   ---------
         Total current liabilities..........................    159,440     183,589
Capital lease obligations...................................         --         321
Long-term debt..............................................        336       3,147
Other long-term liabilities.................................      3,983       2,477
Convertible subordinated notes..............................         --     299,000
Commitments and contingencies
Stock issued under the restructuring agreement with IBM.....         --      32,000
Minority interest in eMicro.................................      1,703          --
Stockholders' Equity (Net capital deficiency):
  Series A Participating Preferred Stock, $0.001 par value;
    1,500 shares authorized, none issued....................         --          --
  Common stock, $0.001 par value, 280,000 shares authorized,
    79,704 shares issued and outstanding in 2001 and 63,306
    outstanding in 2000.....................................         80          63
  Additional paid-in capital................................    715,710     367,952
  Accumulated deficit.......................................   (287,825)   (431,001)
  Accumulated other comprehensive income....................      4,578      47,284
                                                              ---------   ---------
         Total Stockholders' equity (net capital
          deficiency).......................................    432,543     (15,702)
                                                              ---------   ---------
                                                              $ 598,005   $ 504,832
                                                              =========   =========

   The accompanying notes are an integral part of these financial statements.

                               CIRRUS LOGIC, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     FISCAL YEARS ENDED
                                                             ----------------------------------
                                                             MARCH 31,   MARCH 25,   MARCH 27,
                                                               2001        2000         1999
                                                             ---------   ---------   ----------
Net sales..................................................  $778,673    $ 564,400   $  628,105
Costs and expenses:
  Cost of sales............................................   486,355      338,308      680,088
  Research and development.................................   127,599      121,410      149,756
  Selling, general and administrative......................   109,629       91,706      101,807
  Gain on sale of assets, net..............................        --           --       (3,988)
  Restructuring costs and other, net.......................   (14,362)     125,612       80,505
  Abandonment of assets charge.............................        --       12,201           --
  Acquired in-process research and development expenses....        --        8,013           --
                                                             --------    ---------   ----------
          Total costs and expenses.........................   709,221      697,250    1,008,168
                                                             --------    ---------   ----------
Income (loss) from operations..............................    69,452     (132,850)    (380,063)
Realized gain on the sale of marketable equity
  securities...............................................    86,886       92,463           --
Interest expense...........................................   (11,759)     (23,754)     (22,337)
Interest income............................................    18,168        8,096       16,786
Other income (expense).....................................    (4,928)       8,949        4,242
                                                             --------    ---------   ----------
Income (loss) before provision for income taxes............   157,819      (47,096)    (381,372)
Provision for income taxes.................................    15,715           --       46,031
Minority interest in loss of eMicro........................     ( 297)          --           --
                                                             --------    ---------   ----------
Income (loss) before extraordinary gain and accounting
  change...................................................   142,401      (47,096)    (427,403)
Extraordinary gain, net of income taxes of $276............     2,482           --           --
Cumulative effect of change in accounting principle........    (1,707)          --           --
                                                             --------    ---------   ----------
Net income (loss)..........................................  $143,176    $ (47,096)  $ (427,403)
                                                             ========    =========   ==========
Basic net income (loss) per share:
  Before extraordinary gain and accounting change..........  $   1.99    $   (0.77)  $    (6.77)
     Extraordinary gain, net of income tax.................      0.03           --           --
     Cumulative effect of change in accounting principle...     (0.02)          --           --
                                                             --------    ---------   ----------
                                                             $   2.00    $   (0.77)  $    (6.77)
                                                             ========    =========   ==========
Diluted net income (loss) per share:
  Before extraordinary gain and accounting change..........  $   1.85    $   (0.77)  $    (6.77)
     Extraordinary gain, net of income tax.................      0.03           --           --
     Cumulative effect of change in accounting principle...     (0.02)          --           --
                                                             --------    ---------   ----------
                                                             $   1.86    $   (0.77)  $    (6.77)
                                                             ========    =========   ==========
Weighted average common shares outstanding:
  Basic....................................................    71,678       61,554       63,149
  Diluted..................................................    82,654       61,554       63,149
Proforma amounts assuming the change in accounting
  principle is applied retroactively:
  Net income (loss)........................................  $144,883    $ (47,432)  $ (428,143)
  Basic net income (loss) per share........................      2.02        (0.77)  $    (6.78)
  Diluted net income (loss) per share......................      1.88        (0.77)  $    (6.78)

   The accompanying notes are an integral part of these financial statements.

                               CIRRUS LOGIC, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              MARCH 31,   MARCH 25,   MARCH 27,
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
Cash flows from operating activities:
  Net income (loss).........................................  $143,176    $ (47,096)  $(427,403)
  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
    Depreciation and amortization...........................    29,127       32,218      62,281
    Deferred tax asset valuation allowance..................        --           --      46,698
    Non-cash portion of restructuring charges...............        --       30,768      52,147
    Write-off and write-down of property and equipment......       825       12,201       5,029
    Write-off of manufacturing payments and advances for
      equipment and leasehold improvements to joint
      ventures..............................................        --           --     188,386
    Write-off investment in technology......................     1,500           --          --
    Gain on sale of assets..................................        --           --      (3,988)
    Acquired in-process research and development expenses...        --        8,013          --
    Gain on sale of marketable equity securities............   (86,886)     (92,463)         --
    Compensation related to the issuance of certain employee
      stock options and restricted stock....................       347        4,008       1,781
    Extraordinary gain, net of income tax...................    (2,482)          --          --
    Minority interest in loss of eMicro.....................      (297)          --          --
  Changes in operating assets and liabilities:
    Accounts receivable.....................................   (43,397)     (28,338)     36,963
    Inventories.............................................   (55,873)     (12,856)     54,936
    Funds received for joint venture equipment leased,
      net...................................................        --           --      32,676
    Other assets............................................    10,204       (5,002)     (5,381)
    Accounts payable........................................   (10,071)     (79,418)    (38,221)
    Accrued salaries and benefits...........................     2,941       (4,128)    (29,130)
    Income taxes payable....................................    12,830        3,600      (1,460)
    Other accrued liabilities...............................      (863)      (1,837)      8,886
                                                              --------    ---------   ---------
Net cash provided by (used in) operations...................     1,081     (180,330)    (15,800)
                                                              --------    ---------   ---------
Cash flows from investing activities:
  Purchase of investments...................................        --           --    (215,405)
  Proceeds from sale of short term investments..............        --       74,616     266,167
  Proceeds from sale of equity investments..................    89,354       92,956          --
  Proceeds from sale of assets, net.........................        --           --       4,273
  (Increase) decrease in manufacturing agreements and
    investment in joint venture.............................        --       14,000      (7,500)
  Additions to property and equipment.......................   (18,461)      (8,412)    (12,665)
  Investments in technology.................................    (4,395)          --          --
  Change in deposits and other assets.......................       773      (18,558)    (20,521)
  Cash acquired from AudioLogic, Inc. acquisition, net of
    cash costs..............................................        --          841          --
  (Increase) decrease in restricted cash....................    47,173       29,104     (46,040)
                                                              --------    ---------   ---------
Net cash provided by (used in) investing activities.........   114,444      184,547     (31,691)
                                                              --------    ---------   ---------
Cash flows from financing activities:
  Repurchase of convertible subordinated notes..............   (25,811)          --          --
  Payments on long-term debt................................   (11,610)     (20,854)    (21,287)
  Payments on capital lease obligations.....................    (1,136)      (1,542)     (5,508)
  Unrealized foreign currency translation...................      (719)         940         232
  Borrowings on short-term debt.............................        --          200          --
  Issuance of common stock, net of issuance costs...........    27,853       16,616      11,412
  Repurchase and retirement of common stock.................        --           --    (100,085)
  Cash contributions from minority partners.................     5,000           --          --
                                                              --------    ---------   ---------
Net cash used in financing activities.......................    (6,423)      (4,640)   (115,236)
                                                              --------    ---------   ---------
Net (decrease) increase in cash and cash equivalents........   109,102         (423)   (162,727)
Cash and cash equivalents at beginning of year..............   144,034      144,457     307,184
                                                              --------    ---------   ---------
Cash and cash equivalents at end of year....................  $253,136    $ 144,034   $ 144,457
                                                              ========    =========   =========
Non-cash investing and financing activities:
  Acquisition of AudioLogic, Inc. for common stock..........  $     --    $  22,712   $      --
Cash payments (refunds) for:
  Interest..................................................  $ 10,491    $  22,641   $  23,724
  Income taxes..............................................  $  2,801    $  (3,600)  $   1,116

   The accompanying notes are an integral part of these financial statements.

                               CIRRUS LOGIC, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (NET CAPITAL DEFICIENCY)
                                 (IN THOUSANDS)

                                                                       RETAINED      ACCUMULATED
                                       COMMON STOCK     ADDITIONAL     EARNINGS         OTHER
                                      ---------------    PAID-IN     (ACCUMULATED   COMPREHENSIVE
                                      SHARES   AMOUNT    CAPITAL       DEFICIT)     INCOME (LOSS)     TOTAL
                                      ------   ------   ----------   ------------   -------------   ---------
Balance, March 28, 1998.............  68,175    $ 68     $368,554     $  89,429       $ (1,708)     $ 456,343
Components of comprehensive income
  (loss):
  Net loss..........................      --      --           --      (427,403)            --       (427,403)
  Change in unrealized gain on
    foreign currency translation
    adjustments.....................      --      --           --            --            232            232
                                                                                                    ---------
  Total comprehensive income
    (loss)..........................      --      --           --            --             --       (427,171)
                                                                                                    ---------
  Issuance of stock under stock
    plans...........................   1,636       2       11,410            --             --         11,412
  Repurchase of Common Stock........  (9,708)    (10)     (54,144)      (45,931)            --       (100,085)
  Compensation related to the
    issuance of certain employee
    options.........................      --      --        1,781            --             --          1,781
                                      ------    ----     --------     ---------       --------      ---------
Balance, March 27, 1999.............  60,103      60      327,601      (383,905)        (1,476)       (57,720)
Components of comprehensive income
  (loss):
  Net loss..........................      --      --           --       (47,096)            --        (47,096)
  Unrealized gain on marketable
    equity securities...............      --      --           --            --         47,820         47,820
  Change in unrealized gain on
    foreign currency translation
    adjustments.....................      --      --           --            --            940            940
                                                                                                    ---------
  Total comprehensive income
    (loss)..........................      --      --           --            --             --          1,664
                                                                                                    ---------
  Issuance of stock under stock
    plans...........................   1,993       2       16,614            --             --         16,616
  Issuance of stock for acquisition
    of AudioLogic, Inc. ............   1,210       1       22,711            --             --         22,712
  Compensation related to the
    issuance of certain employee
    options.........................      --      --        1,026            --             --          1,026
                                      ------    ----     --------     ---------       --------      ---------
Balance, March 25, 2000.............  63,306      63      367,952      (431,001)        47,284        (15,702)
Components of comprehensive income:
  Net income........................      --      --           --       143,176             --        143,176
  Change in unrealized gain on
    marketable equity securities....      --      --           --            --        (41,987)       (41,987)
  Change in unrealized gain on
    foreign currency translation
    adjustments.....................      --      --           --            --           (719)          (719)
                                                                                                    ---------
  Total comprehensive income........      --      --           --            --             --        100,470
                                                                                                    ---------
  Issuance of stock under stock
    plans...........................   2,835       4       27,849            --             --         27,853
  Tax benefit of stock option
    exercises.......................      --      --       11,970            --             --         11,970
  Interest in cash contributed to
    eMicro by minority partners.....      --      --        3,000            --             --          3,000
  Stock issued under the
    restructuring agreement with
    IBM.............................   2,382       2       31,998            --             --         32,000
  Conversion of convertible debt....  11,181      11      272,594            --             --        272,605
  Compensation related to the
    issuance of certain employee
    options.........................      --      --          347            --             --            347
                                      ------    ----     --------     ---------       --------      ---------
Balance, March 31, 2001.............  79,704    $ 80     $715,710     $(287,825)      $  4,578      $ 432,543
                                      ======    ====     ========     =========       ========      =========

   The accompanying notes are an integral part of these financial statements.

                               CIRRUS LOGIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

     Founded in 1984 in Silicon Valley, Cirrus Logic is a leading supplier of high-performance analog and DSP chip solutions for Internet entertainment electronics, analog and magnetic markets. The Company designs and manufactures integrated circuits, or chips, that use high-performance analog and digital signal processing technologies. Our mixed signal devices are designed for specific markets that derive value from our expertise in advanced mixed-signal design processing, systems-level engineering and software knowledge. Our products, sold under our own name and the Crystal(R), Maverick(R), and 3CI(TM) product brands, enable our customers to quickly deliver leading-edge technology products that are in high demand from consumers.

     In February 1999, the Company was reincorporated in the State of Delaware.

     In the first quarter of fiscal year 2002, we announced that we would be focusing our business on consumer-entertainment electronics, with strength in analog and DSP technologies. We also announced that we would be de-emphasizing our magnetic storage chip business.

  Basis of Presentation

     The Company prepares financial statements on a 52- or 53-week year that ends on the Saturday closest to March 31. Fiscal year 2001 ended on March 31, 2001, fiscal year 2000 on March 25, 2000, and fiscal year 1999 on March 27, 1999. Fiscal year 2001 has 53 weeks presented whereby fiscal years 2000 and 1999 have 52 weeks presented.

  Principles of Consolidation and Foreign Currency Translation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Accounts denominated in foreign currencies of subsidiaries with a U.S. dollar functional currency have been remeasured in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," in net income. Translation adjustments relating to Cirrus Logic K.K. and eMicro Corporation, whose functional currencies are the Japanese yen and Singapore dollar, respectively, are included as components of stockholders' equity and comprehensive income (loss).

  Use of Estimates

     Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the use of management estimates and assumptions that affect the reported amounts of assets and liabilities, and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used for, but not limited to, the accounting for doubtful accounts, inventory reserves, depreciation and amortization, sales returns, taxes and contingencies. Actual results could differ from these estimates.

  Cash, Cash Equivalents and Restricted Cash

     Cash, restricted cash and cash equivalents consist primarily of overnight deposits, commercial paper, U.S. Government Treasury and Agency instruments with original maturities of three months or less at the date of purchase, and money market funds.

  Marketable Securities

     We determine the appropriate classification of marketable debt and equity securities at the time of purchase as either held-to-maturity, trading or available-for-sale in accordance SFAS No. 115, "Accounting

                               CIRRUS LOGIC, INC.

for Certain Investments in Debt and Equity Securities." We reevaluate such designation as of each balance sheet date. All marketable securities for fiscal 2001 and fiscal 2000 were classified as available-for-sale securities.

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

  Foreign Exchange Contracts

     We enter into foreign currency forward exchange and option contracts to mitigate certain of our foreign currency exposures, primarily expected cash flows of our Japanese subsidiary. Foreign currency contracts are typically entered into for a period of four months. The transactions are marked to market monthly, and the cumulative gains or losses are recognized in net income.

     During fiscal 2001, 2000 and 1999, we purchased foreign currency option contracts to hedge certain yen exposures. As of March 31, 2001, we had 10 foreign currency forward exchange contracts to purchase $22.1 million at an average forward exchange rate of 118 Japanese yen per dollar. As of March 25, 2000, we did not have any foreign exchange contracts outstanding.

     While the contract amounts provide one measure of the volume of the transactions outstanding at March 31, 2001 and March 25, 2000, they do not represent the amount of our exposure to credit risk. Our exposure to credit risk (arising from the possible inability of the counterparties to meet the terms of their contracts) is generally limited to the amount, if any, by which the counterparty's obligations exceed our obligations. As of March 31, 2001, the fair value of the open contracts was $1.2 million.

     We realized transaction gains on yen option contracts of $0.4 million in fiscal 2001. Transaction gains and losses were not material in fiscal 2000 or 1999.

  Risks and Uncertainties

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, foreign currency exchange contracts and trade accounts receivable. We are exposed to credit risk to the extent of the amounts recorded on the balance sheet. By policy, we place our cash equivalents and foreign currency exchange contracts only with high credit quality financial institutions and, other than U.S. Government Treasury instruments, limit the amounts invested in any one institution or in any type of instrument. We perform ongoing credit evaluations of our customers' financial condition, limit our exposure to accounting losses by limiting the amount of credit extended whenever deemed necessary, utilize letters of credit where appropriate and available, and generally do not require collateral from our customers. We sell a significant amount of products in the Pacific Rim and Japan. Our exposure to risk with Asian customers has been largely mitigated through the use of letters of credit.

                               CIRRUS LOGIC, INC.

     The following table summarizes of the changes in the allowance for doubtful accounts (in thousands):

Balance, March 28, 1998....................................  $11,176
  Additions charged to costs and expenses..................       --
  Write-off of uncollectible accounts, net of recoveries...   (1,880)
                                                             -------
Balance, March 27, 1999....................................    9,296
                                                             -------
  Additions charged to costs and expenses..................      357
  Write-off of uncollectible accounts, net of recoveries...   (5,783)
                                                             -------
Balance, March 25, 2000....................................    3,870
                                                             -------
  Additions (release) charged to costs and expenses........   (1,670)
  Write-off of uncollectible accounts, net of recoveries...       --
                                                             -------
Balance, March 31, 2001....................................  $ 2,200
                                                             =======

  Property and Equipment

     Property and equipment is recorded at cost, net of depreciation and amortization. Depreciation and amortization is on a straight-line basis over estimated useful lives, ranging from three to seven years, or over the life of the lease for equipment under capitalized leases, if shorter. Leasehold improvements are amortized over the term of the lease or their estimated useful life, whichever is shorter. Depreciation and amortization expense for property and equipment for fiscal years 2001, 2000, and 1999 was $17.7 million, $27.8 million, and $37.0 million, respectively.

  Long-Lived Assets

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," we recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. We measure any impairment loss by comparing the fair value of the asset to its carrying amount. We estimate fair value based on discounted future cash flows.

  Wafer Purchase Commitments

     We rely on third-party wafer fabricators for our wafer manufacturing needs. During the 1990s, we formed two joint ventures to expand our wafer supply sources by taking direct ownership interests in wafer manufacturing entities. In fiscal 2000 and 1999, we terminated these ventures and returned to the fabless business model. Our contracts with the third party wafer fabricators only commit us to product that we have ordered.

     In addition to our wafer supply arrangements, we currently contract with third-party assembly vendors to package the wafer die into finished products. We qualify and monitor assembly vendors using procedures similar in scope to those used for wafer procurement. Assembly vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry.

  Revenue Recognition

     Revenue from product sales direct to customers is recognized upon customer receipt and title passage of inventory. Sales made to certain distributors are under agreements allowing rights of return and price protection on products unsold by distributors. Accordingly, we defer revenue and gross profit on such sales until the product is sold by the distributors and customer acceptance and passage of title occurs. Shipping and handling costs are included in cost of goods sold.

                               CIRRUS LOGIC, INC.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." We recorded a cumulative effect of a change in accounting principle in the first quarter of fiscal 2001 to reflect our adoption of new revenue recognition policies as a result of this guidance. Effective with the first quarter of fiscal 2001, we have recognized revenue on international shipments based on customer receipt and title passage of inventory rather than on the date of shipment, which was our historical method. The cumulative effect of the change for prior years resulted in a charge to income of $1.7 million. The effect of the change for the fiscal year 2001 was to increase revenue $5.2 million, increase cost of sales $3.5 million, increase income before extraordinary gain and net income before the change in accounting principle $1.7 million, and increase basic and diluted earnings per share by $.02 per share.

     During the first quarter of fiscal 2001, we also changed our estimate of the amount of revenue that is deferred on certain distributor transactions under agreements with only limited rights of return. Results for the fiscal period ended March 31, 2001 include revenue of $5.4 million, cost of sales of $2.0 million and income of $3.4 million related to this change in estimate. The effect of this estimate change increased basic and diluted earnings per share by $0.03 for the fiscal year ended March 31, 2001.

  Advertising Expense

     The cost of advertising is expensed as incurred. Advertising costs were $2.3 million, $2.2 million, and $3.3 million in fiscal years 2001, 2000, and 1999, respectively.

  Stock-Based Compensation

     We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for our fixed cost stock option plans or our associated stock purchase plan when the exercise price is equal to the fair value on the date of grant. We provide additional pro forma disclosures as required under SFAS No. 123, "Accounting for Stock-Based Compensation" (See Note 15).

     On March 31, 2000, the Financial Accounting Standards Board issued Interpretation No. 44, which is an interpretation of APB No. 25, governing accounting principles applicable to equity incentive plans. The interpretation did not have a material impact on our results of operations or financial condition.

  Income Taxes

     SFAS No. 109, "Accounting for Income Taxes," provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance equal to our net deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis.

  Reclassifications

     Certain reclassifications have been made to the 2000 and 1999 financial statements to conform to the 2001 presentation. Such reclassifications had no effect on the results of operations or stockholders' equity.

2. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued and is effective April 1, 2001. It requires that all derivatives be marked-to-market on an ongoing basis. This applies to stand-alone derivative instruments, such as forward currency exchange contracts and also embedded derivatives acquired after 1998. Under SFAS No. 133, certain special hedge accounting is available

                               CIRRUS LOGIC, INC.

if hedge criteria are met. Adoption of SFAS No. 133 on April 1, 2001 is not expected to have a material impact.

3. INVENTORIES

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

     Inventories are comprised of the following (in thousands):

                                                              MARCH 31,   MARCH 25,
                                                                2001        2000
                                                              ---------   ---------
Work-in process.............................................  $ 81,272     $44,539
Finished goods..............................................    27,889       8,749
                                                              --------     -------
                                                              $109,161     $53,288
                                                              ========     =======

     Prior to the third quarter of fiscal 2001, we recognized inventory being manufactured by third-party wafer fabricators, but not yet received, as a liability prior to our acceptance of the inventory. This liability was recognized because of our joint venture relationships and other contractual obligations with certain suppliers. The agreements with those suppliers have now expired and therefore the inventory and liability are no longer included in the balance sheet.

                               CIRRUS LOGIC, INC.

4. NET INCOME PER SHARE

     Basic and diluted net income (loss) per share is calculated in accordance with SFAS No. 128, "Earnings per Share".

     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

                                                      MARCH 31,   MARCH 25,   MARCH 27,
                                                        2001        2000        1999
                                                      ---------   ---------   ---------
Numerator:
  Income (loss) before extraordinary gain and
     accounting change..............................  $142,401    $(47,096)   $(427,403)
  Extraordinary gain, net of tax....................     2,482          --           --
  Cumulative effect of change in accounting
     principle......................................    (1,707)         --           --
                                                      --------    --------    ---------
  Net income (loss).................................   143,176     (47,096)    (427,403)
                                                      --------    --------    ---------
  Effect of convertible subordinated notes..........    10,806          --           --
                                                      --------    --------    ---------
  Net income (loss) including assuming conversion of
     subordinated notes.............................  $153,982    $(47,096)   $(427,403)
                                                      ========    ========    =========
Denominator:
  Denominator for basic net income (loss) per
     share -- weighted-average shares outstanding...    71,678      61,554       63,149
  Assumed conversion of convertible subordinated
     notes..........................................     6,410          --           --
  Dilutive effect of stock options outstanding......     4,566          --           --
                                                      --------    --------    ---------
  Denominator for diluted net income (loss) per
     share..........................................    82,654      61,554       63,149
                                                      ========    ========    =========
Basic net income (loss) per share:
  Before extraordinary gain and accounting change...  $   1.99    $  (0.77)   $   (6.77)
  Extraordinary gain................................      0.03          --           --
  Cumulative effect of change in accounting
     principle......................................     (0.02)         --           --
                                                      --------    --------    ---------
Basic income (loss) per share.......................  $   2.00    $  (0.77)   $   (6.77)
                                                      ========    ========    =========
Diluted income (loss) per share:
  Before extraordinary gain and accounting change...  $   1.85    $  (0.77)   $   (6.77)
  Extraordinary gain................................      0.03          --           --
  Cumulative effect of change in accounting
     principle......................................     (0.02)         --           --
                                                      --------    --------    ---------
Diluted income (loss) per share.....................  $   1.86    $  (0.77)   $   (6.77)
                                                      ========    ========    =========

     Incremental common shares attributable to the exercise of outstanding options of 4,566,000, 2,298,000, and 5,836,000 shares as of March 31, 2001,
March 25, 2000, and March 27, 1999, respectively, were excluded from the computation of diluted net income (loss) per share because the effect would be antidilutive. Also included in diluted earnings per share for fiscal 2001 is an adjustment to increase net income by $10.8 million and diluted shares by 6,410,000 million, which is the after-tax interest savings and shares which were issued in connection with the convertible debt.

     As of March 25, 2000, the Company had outstanding convertible notes to purchase approximately 12,387,000 shares of common stock that were not included in the computation of diluted net income (loss) per share because the effect would have been antidilutive. These notes converted to common stock during fiscal 2001. See Note 10.

                               CIRRUS LOGIC, INC.

     Additionally, approximately 2.3 million shares issued as part of the divestiture of the MiCRUS manufacturing joint venture (see Note 13) were excluded from the computation of diluted net loss per share for the year ended March 25, 2000 because the effect would have been antidilutive.

5. FINANCIAL INSTRUMENTS

  Fair Values of Financial Instruments

     We used the following methods and assumptions to estimate our fair value disclosures for financial instruments:

          Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

          Marketable securities: The fair values for marketable debt and equity securities are based on quoted market prices.

          Foreign currency exchange and option contracts: We estimated the fair values of our foreign currency exchange forward and option contracts based on quoted market prices of comparable contracts, adjusted through interpolation where necessary for maturity differences.

          Long-term debt: We estimated the fair value of long-term debt based on estimated current market rates for debt instruments with similar terms and remaining maturities. We based the fair value of the subordinated notes upon quoted market prices.

     The carrying amounts and fair values of our financial instruments at March 31, 2001 are as follows (in thousands):

                                                              CARRYING
                                                               AMOUNT    FAIR VALUE
                                                              --------   ----------
Cash........................................................  $222,048    $222,048
Marketable securities:
  Commercial paper..........................................    41,088      41,266
  Marketable equity securities..............................     6,581       6,581
Foreign exchange contracts..................................     1,178       1,178
Long-term debt and capital lease obligations................     3,469       3,469

     The carrying amounts and fair values of our financial instruments at March 25, 2000 are as follows (in thousands):

                                                              CARRYING
                                                               AMOUNT    FAIR VALUE
                                                              --------   ----------
Cash........................................................  $148,238    $148,238
Marketable securities:
  Commercial paper..........................................    30,205      30,398
  US Government Agency instruments..........................    22,764      22,949
  Marketable equity securities..............................    48,077      48,077
Long-term debt..............................................   315,297     318,695

     At March 31, 2001, all available-for-sale debt securities have contractual maturities of less than one year. Gross realized and unrealized gains and losses on all classes of debt securities were immaterial at and for the periods ended March 31, 2001 and March 25, 2000. Unrealized gains on marketable equity securities were $6 million at March 31, 2001 and $48 million at March 25, 2000.

                               CIRRUS LOGIC, INC.

6. ACQUISITION OF AUDIOLOGIC, INC.

     On July 27, 1999, we acquired AudioLogic, Inc. (AudioLogic), a Colorado-based company specializing in low power mixed-signal integrated circuit design for approximately 1.2 million shares of Cirrus Logic common stock. In addition, each outstanding, unexercised option in AudioLogic granted under the AudioLogic 1992 Stock Option Plan was exchanged for an option to purchase the common stock of Cirrus Logic.

     The aggregate initial purchase price of $22.7 million was allocated primarily to various intangible assets. Management estimated that $8.0 million of the purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was expensed in fiscal year 2000.

     As part of the stock transaction, we guaranteed the value of the shares and unexercised options would be at least $25 million on the one-year anniversary of the closing. We valued the per share consideration paid for AudioLogic based on the price of our stock on the closing date of the transaction, combined with the discounted difference between the guaranteed price per share and the price per share on the closing date. Based on the value of our stock on the one-year anniversary date of the completion of the transaction, we issued an additional 66,185 shares in fiscal 2001.

7. JOINT VENTURE

     During fiscal 2001, we signed a definitive agreement with Creative Technology Ltd. (Creative) and Vertex Technology Fund (II) Ltd. (Vertex), whereby Creative and Vertex made investments in eMicro Corporation (eMicro), a fabless joint manufacturing venture based in Singapore in which we have a 75% interest. Under the terms of the agreement, eMicro is a licensee of our proprietary circuits and a strategic supplier of audio codecs and other mixed-signal chip solutions to Creative. We consolidate the amounts of eMicro in our financial statements.

8. OBLIGATIONS UNDER CAPITAL LEASES

     We have capital lease agreements for machinery and equipment as follows (in thousands):

                                                              MARCH 31,   MARCH 25,
                                                                2001        2000
                                                              ---------   ---------
Capitalized cost............................................  $ 19,736    $ 19,736
Accumulated amortization....................................   (19,415)    (18,501)
                                                              --------    --------
          Total.............................................  $    321    $  1,235
                                                              ========    ========

     Amortization expense on assets capitalized under capital lease obligations is included in depreciation and amortization. The lease agreements are secured by the leased property.

     Future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of March 31, 2001, are $.3 million. All minimum lease payments are due in fiscal year 2002.

                               CIRRUS LOGIC, INC.

9. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                              MARCH 31,   MARCH 25,
                                                                2001        2000
                                                              ---------   ---------
Installment notes with interest rates ranging from 6.12% to
  9.47%.....................................................   $ 3,147    $ 14,840
Less current maturities.....................................    (2,811)    (11,693)
                                                               -------    --------
Long-term debt, all due in fiscal 2003......................   $   336    $  3,147
                                                               =======    ========

10. CONVERTIBLE SUBORDINATED NOTES

     During May 2000, we repurchased in the open market $28.1 million aggregate principal amount of our 6% Convertible Subordinated Notes. We recognized a $2.5 million extraordinary gain, net of tax, as a result of these repurchases. On September 25, 2000, we entered into an agreement to issue 990,967 shares of common stock and to pay $0.1 million to holders of $24 million aggregate principal amount of our 6% Convertible Subordinated Notes. In October and November 2000, a total of $246.9 million aggregate principal amount of our 6% Convertible Subordinated Notes and accrued interest were converted into 10,189,703 shares of our common stock by the holders of the notes. As a result of these conversions, stockholders' equity increased $272.6 million.

11. BANK ARRANGEMENTS

     As of March 31, 2001, we have issued a $9 million letter of credit secured by $10 million cash. The letter of credit was issued to secure certain of our obligations under our lease agreement for a new headquarters facility in Austin, Texas. The cash collateral for this letter of credit is classified as restricted cash.

12. COMMITMENTS

  Facilities and Equipment Under Operating Lease Agreements

     The Company leases its facilities and certain equipment under operating lease agreements, some of which have renewal options. Certain of these arrangements provide for lease payment increases based upon future fair market rates. During fiscal 2001, we entered in to an operating lease for approximately 192,000 square feet of office space in Austin, Texas, where we will be relocating our headquarters facility tentatively scheduled for 2002.

     The aggregate minimum future rental commitments under all operating leases for the following fiscal years are (in thousands):

                                                      NET FACILITIES    EQUIPMENT       TOTAL
                             FACILITIES   SUBLEASES    COMMITMENTS     COMMITMENTS   COMMITMENTS
                             ----------   ---------   --------------   -----------   -----------
2002.......................   $  8,932     $ 6,230       $ 2,702          $143         $ 2,845
2003.......................     11,830       6,150         5,680            18           5,698
2004.......................     13,939       6,318         7,621            --           7,621
2005.......................     13,177       5,468         7,709            --           7,709
2006.......................     12,114       5,230         6,884            --           6,884
Thereafter.................     45,842      12,459        33,383            --          33,383
                              --------     -------       -------          ----         -------
Total minimum lease
  payments.................   $105,834     $41,855       $63,979          $161         $64,140
                              ========     =======       =======          ====         =======

                               CIRRUS LOGIC, INC.

     Total rent expense was approximately $10.4 million, $9.0 million, and $7.3 million for fiscal 2001, 2000, and 1999, respectively. Sublease rental income was $5.6 million, $3.9 million, and $2.6 million for fiscal 2001, 2000 and 1999, respectively.

  Wafer Purchase Commitments

     As of March 31, 2001, we had one volume purchase agreement. The agreement was executed in August 2000 and expires on March 31, 2003. This agreement is purchase-order based and does not have "take/pay" clauses. There are cancellation fees of 50% once the vendor acknowledges a purchase order. There are cancellation fees of 100% once the vendor begins manufacturing a purchase order. Purchase order commitments at the end of fiscal 2001 were $71.2 million for yielded wafers to be delivered through September 2001. Additionally, we had non-cancelable assembly purchase orders with numerous vendors totaling $5.2 million.

     During fiscal 1999 and 2000, we had firm commitments to purchase wafers from third party suppliers. When our firm wafer purchase commitments exceeded our wafer needs, we accrued losses on firm wafer purchase commitments in excess of estimated wafer needs over the short-term (six months) to the extent they would result in inventory losses were the Company to fulfill the commitment and take delivery of the inventory. The following table summarizes our accrued wafer purchase commitments (in thousands):

Balance, March 28, 1998...................................  $ 63,800
  Additions charged to costs and expenses.................    90,300
  Payments/deductions.....................................   (79,600)
                                                            --------
Balance, March 27, 1999...................................    74,500
                                                            --------
  Additions charged to costs and expenses.................        --
  Payments/deductions.....................................   (73,824)
                                                            --------
Balance, March 25, 2000...................................       676
                                                            --------
  Additions charged to costs and expenses.................        --
  Payments/deductions.....................................      (676)
                                                            --------
Balance, March 31, 2001...................................  $     --
                                                            ========

13. RESTRUCTURING CHARGES AND OTHER

     In fiscal 2001, we recorded $12.5 million in income to recognize the receipt of two previously-reserved notes from Intel Corporation on behalf of Basis Communications Corporation. In addition, we recognized gains on the sale to Intel of stock we held in Basis Communications of $79.5 million. We also recorded $1.8 million in income due to the final resolution of the MiCRUS restructuring agreement. As of March 31, 2001, we have a remaining restructuring accrual of $0.5 million, which we expect to discharge in fiscal 2002 through cash payments.

     During fiscal 2000, we substantially completed the restructuring activities that were initiated in fiscal 1999. We restructured our relationships with our manufacturing joint ventures and returned to a fabless business model. In fiscal 2000, we recorded restructuring charges of $126.6 million, $1.0 million of which is in cost of sales. These restructuring charges included a $135.0 million direct cash payment to one of the joint venture partners, $36.8 million related to certain Cirrus common stock that we issued to one of the joint venture partners, $9.3 million of lease buyout costs, and $16.4 million of equipment write-offs. These charges were partially offset by the reversal of approximately $71.9 million of previously accrued wafer purchase commitment charges due to the renegotiated terms of our purchase commitments with our former partners.

     During fiscal 1999, we recorded restructuring charges of approximately $390.0 million. These charges included cost of sales of $188.0 million related to asset impairment, $90.0 million related to wafer purchase

                               CIRRUS LOGIC, INC.

commitments, and $35.0 million related to inventory write downs. In addition, we recorded charges of $78.0 million related to severance and related benefits along with facilities scale back and other costs.

     The terms of the MiCRUS restructuring agreement, entered into during fiscal 2000, required us to pay $135 million in cash to IBM and issue into an escrow account shares of our common stock with a fair value (based on the average closing price of our common stock for the 20 days prior to closing) of $32 million. Under the escrow arrangement, the escrow period ended on April 3, 2000. On that date, 2.4 million shares were released to IBM and the remaining shares were returned to us due to contractual limitations on the value to be realized by IBM. During the six-month period following April 3, 2000, IBM could sell on the open market the Company stock it received. If at the end of the six month period on September 30, 2000, IBM had sold at least 15% of our stock, it could require us to purchase the remaining shares for cash such that the total received by IBM, including the amounts IBM received in open market sales, was $32 million. IBM could keep all proceeds from the sale of the stock in excess of $32 million up to a maximum of $48 million. Amounts received by IBM in excess of $48 million had to be returned to us.

     As of September 23, 2000, IBM had sold all of the shares of our common stock issued under the MiCRUS restructuring agreement. The proceeds from these sales were approximately $48 million. As a result, at September 23, 2000, we reclassified $32 million of temporary equity to permanent equity, since our obligation under the restructuring agreement had ceased.

     The following sets forth the activity in our fiscal 2000 and 2001 restructuring accruals as of March 31, 2001 (in thousands):

                                                    SEVERANCE
                                                       AND       FACILITIES SCALE
                                                     RELATED         BACK AND
                                                    BENEFITS       OTHER COSTS        TOTAL
                                                   -----------   ----------------   ---------
  Fiscal 1999 provision..........................    $ 8,466         $  69,938      $  78,404
  Amount utilized................................     (7,657)          (57,165)       (68,822)
  Adjustments....................................         --                --             --
                                                     -------         ---------      ---------
  Balance, March 25, 1999........................    $   809         $  12,773      $  13,582
                                                     -------         ---------      ---------
  Fiscal 2000 provision..........................          8           195,900        195,908
  Amount utilized................................       (605)         (203,150)      (203,755)
  Adjustments....................................       (212)            1,256          1,044
                                                     -------         ---------      ---------
  Balance, March 25, 2000........................    $    --         $   6,779      $   6,779
                                                     -------         ---------      ---------
  Fiscal 2001 provision..........................         --                --             --
  Amount utilized................................         --            (3,617)        (3,617)
  Adjustments....................................         --            (2,670)        (2,670)
                                                     -------         ---------      ---------
  Balance, March 31, 2001........................    $    --         $     492      $     492
                                                     =======         =========      =========

14. EMPLOYEE BENEFIT PLANS

     We have adopted various 401(k) Profit Sharing Plans (the "Plans") covering substantially all of our qualifying domestic employees. Under the Plans, employees may elect to contribute up to 15% of their annual compensation, subject to annual limitations. The Plans permit, but do not require, additional discretionary contributions by us on behalf of all participants. During fiscal 2001, 2000, and 1999, we matched employee contributions up to various maximums per plan for a total of approximately $331,000, $478,000, and $1,156,000, respectively. We expect to continue the contributions in fiscal 2002.

                               CIRRUS LOGIC, INC.

15. STOCKHOLDERS' EQUITY

  Employee Stock Purchase Plan

     In March 1989, we adopted the 1989 Employee Stock Purchase Plan (the "ESPP"). As of March 31, 2001, 984,327 shares of common stock are reserved for future issuance under this plan. During fiscal 2001, 2000, and 1999, we issued 248,746; 409,666; and 526,921 shares, respectively, under the ESPP.

  Preferred Stock

     The Board of Directors authorized 1.5 million shares of Series A Participating Preferred Stock, which is unissued.

  Stock Option Plans

     We have various stock option plans (the "Option Plans") under which officers, key employees, non-employee directors and consultants may be granted qualified and non-qualified options to purchase shares of our authorized but unissued Common Stock. Options are generally priced at the fair market value of the stock on the date of grant. Options are either exercisable upon vesting or exercisable immediately, but any unvested shares are held in escrow and are subject to repurchase at the original issuance price. Options currently expire no later than ten years from the date of grant.

     In fiscal 2001, 2000, and 1999, we issued 32,000, 70,000 and 250,000 shares of restricted stock, respectively, to certain employees at no cost which vest over one to four years. The non-vested portion of these shares has been excluded from the income (loss) per share number in accordance with SFAS No. 128. We recognize the excess of the grant date fair market value over the exercise price as compensation expense ratably over the vesting period. The weighted average fair value of shares granted in fiscal 2001, 2000 and 1999 was $32.56, $8.93, and $9.50, respectively. We recorded compensation expense of $347,000, $1,026,000, and $1,781,000, in fiscal 2001, 2000, and 1999, respectively, relating to restricted stock.

                               CIRRUS LOGIC, INC.

     Information relative to stock option activity is as follows (in thousands, except per share amounts):

                                                                        OUTSTANDING OPTIONS
                                                                      -----------------------
                                                                                  WEIGHTED
                                                  OPTIONS AVAILABLE               AVERAGE
                                                      FOR GRANT       SHARES   EXERCISE PRICE
                                                  -----------------   ------   --------------
Balance, March 28, 1998.........................        2,739         10,264       $ 9.96
  Shares authorized for issuance................        2,100             --           --
  Options granted...............................       (2,572)         2,572         7.13
  Options exercised.............................           --         (1,115)        6.18
  Options cancelled.............................        2,882         (2,882)       10.37
  Options expired...............................       (1,953)            --           --
                                                       ------         ------       ------
Balance, March 27, 1999.........................        3,196          8,839       $ 9.47
  Shares authorized for issuance................        2,000             --           --
  Options granted...............................       (4,154)         4,154         8.79
  Options exercised.............................           --         (1,588)        8.80
  Options cancelled.............................        2,854         (2,854)        9.40
  Options expired...............................         (679)            --           --
                                                       ------         ------       ------
Balance, March 25, 2000.........................        3,217          8,551       $ 9.29
  Shares authorized for issuance................        3,500             --           --
  Options granted...............................       (6,743)         6,743        26.38
  Options exercised.............................           --         (2,519)        9.26
  Options cancelled.............................        1,747         (1,747)       16.00
  Options expired...............................          (52)            --           --
                                                       ------         ------       ------
Balance, March 31, 2001.........................        1,669         11,028       $18.68
                                                       ======         ======       ======

     As of March 31, 2001, approximately 12.7 million shares of common stock were reserved for issuance under the Option Plans.

     The following table summarizes information concerning currently outstanding and exercisable options:

                             OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                   ---------------------------------------   -------------------------
                                     WEIGHTED
                                      AVERAGE     WEIGHTED                    WEIGHTED
                                     REMAINING    AVERAGE                     AVERAGE
RANGE OF EXERCISE      NUMBER       CONTRACTUAL   EXERCISE       NUMBER       EXERCISE
PRICES              OUTSTANDING        LIFE        PRICE      EXERCISABLE      PRICE
-----------------  --------------   -----------   --------   --------------   --------
                   (IN THOUSANDS)                            (IN THOUSANDS)
$ 0.00 - $ 8.69         2,201          7.20        $ 7.06          651         $ 7.77
$ 8.70 - $12.13         2,277          6.89          9.76        1,606           9.53
$12.14 - $18.50         2,439          8.97         16.77          208          14.74
$18.51 - $31.75           972          9.57         23.65           33          22.59
$31.76 - $44.13         3,139          9.51         33.27            9          42.00
                       ------          ----        ------        -----         ------
                       11,028          8.39        $18.68        2,507         $ 9.79
                       ======          ====        ======        =====         ======

     As of March 25, 2000 and March 27, 1999, the number of options exercisable was 3,621,894 and 4,546,887.

                               CIRRUS LOGIC, INC.

  Stock-Based Compensation

     If we had calculated compensation cost for our stock option plans based upon the fair value at the grant date for awards under the Option Plans consistent with the optional methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the net income (loss) and net income
(loss) per share would have been as shown below (in thousands, except per share data):

                                                        2001       2000       1999
                                                      --------   --------   ---------
Net income (loss) as reported.......................  $143,176   $(47,096)  $(427,403)
Proforma net income (loss)..........................    82,471    (81,763)   (438,849)
Basic net income (loss) per share as reported.......      2.00      (0.77)      (6.77)
Proforma basic net income (loss) per share..........      1.15      (1.33)      (6.95)
Diluted net income (loss) per share as reported.....      1.86      (0.77)      (6.77)
Proforma diluted net income (loss) per share........      1.13      (1.33)      (6.95)

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

     We estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model using a dividend yield of 0% and the following additional weighted-average assumptions:

                                                              2001     2000     1999
                                                              -----    -----    -----
Employee Option Plans:
  Expected stock price volatility...........................  76.26%   68.52%   69.21%
  Risk-free interest rate...................................    6.0%     6.1%     5.0%
  Expected lives (in years).................................    5.3      5.2      5.0
Employee Stock Purchase Plan:
  Expected stock price volatility...........................  76.26%   68.52%   69.21%
  Risk-free interest rate...................................    5.7%     5.7%     5.2%
  Expected lives (in years).................................    0.5      0.5      0.5

     During fiscal 2001, 2000 and 1999, all options were granted at an exercise price equal to the closing market price on the grant date. Using the Black-Scholes option valuation model, the weighted average estimated fair values of employee stock options granted in fiscal 2001, 2000 and 1999 were $20.90, $6.51, and $4.74, respectively. The weighted average estimated fair values for purchase rights granted under the ESPP for fiscal 2001, 2000 and 1999 were $5.90, $2.99, and $3.44, respectively.

  Rights Plan

     In May 1998, the Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each share of common stock outstanding held as of May, 15, 1998. Each Right will entitle

                               CIRRUS LOGIC, INC.

stockholders to purchase one one-hundredth of a share of our Series A Participating Preferred Stock at an exercise price of $60. The Rights only become exercisable in certain limited circumstances following the tenth day after a person or group announces acquisitions of or tender offers for 15% or more of our common stock. For a limited period of time following the announcement of any such acquisition or offer, the Rights are redeemable by the Company at a price of $0.01 per Right. If the Rights are not redeemed each Right will then entitle the holder to purchase common stock having the value of twice the exercise price. For a limited period of time after the exercisability of the Rights, each Right, at the discretion of the Board, may be exchanged for one share of common stock per Right. The Rights will expire in the fiscal year 2009.

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

                               CIRRUS LOGIC, INC.

16. INCOME TAXES

     Income (loss) before provision (benefit) for income taxes consists of (in thousands):

                                                        2001       2000       1999
                                                      --------   --------   ---------
United States.......................................  $176,507   $ 33,304   $(264,088)
Foreign.............................................   (18,688)   (80,400)   (117,284)
                                                      --------   --------   ---------
          Total.....................................  $157,819   $(47,096)  $(381,372)
                                                      ========   ========   =========

     The provision (benefit) for income taxes consists of (in thousands):

                                                              2001     2000    1999
                                                             -------   ----   -------
Federal
  Current..................................................  $12,092   $ --   $(1,096)
  Deferred.................................................       --     --    33,757
                                                             -------   ----   -------
                                                              12,092     --    32,661
State
  Current..................................................    2,880     --        --
  Deferred.................................................       --     --    12,941
                                                             -------   ----   -------
                                                               2,880     --    12,941
Foreign
  Current..................................................      743     --       429
                                                             -------   ----   -------
                                                             $15,715   $ --   $46,031
                                                             =======   ====   =======

     The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal rate to pretax income as follows:

                                                            2001      2000      1999
                                                            -----     -----     -----
Expected income tax provision (benefit) at the US federal
  statutory rate..........................................   35.0%    (35.0)%   (35.0)%
Provision for state income taxes, net of federal effect...    1.2        --       2.2
In-process research and development expenses..............     --       6.0        --
Change in deferred tax asset valuation allowance..........  (34.2)    (30.9)     33.9
Unbenefited foreign losses................................    7.9      59.7      10.8
Other.....................................................    0.1       0.2       0.2
                                                            -----     -----     -----
Provision (benefit) for income taxes......................   10.0%       --%     12.1%
                                                            =====     =====     =====

                               CIRRUS LOGIC, INC.

     Significant components of our deferred tax assets and liabilities are (in thousands):

                                                              MARCH 31,   MARCH 25,
                                                                2001        2000
                                                              ---------   ---------
Deferred tax assets:
  Inventory valuation.......................................  $  8,505    $  3,480
  Accrued expenses and allowances...........................     2,419      13,650
  Net operating loss carryforwards..........................        --      54,712
  Research and development credit carryforwards.............    19,221      34,849
  State investment tax credit carryforwards.................     4,026       4,192
  Joint venture impairment..................................        --       8,858
  Capitalized research and development......................    18,848          --
  Deferred royalty income...................................    12,950          --
  Other.....................................................     5,450      11,391
                                                              --------    --------
          Total deferred tax assets.........................  $ 71,419    $131,132
          Valuation allowance for deferred tax assets.......   (61,740)    (99,495)
                                                              --------    --------
Net deferred tax assets.....................................     9,679      31,637
Deferred tax liabilities:
  Unrealized gains..........................................     2,158      17,693
  Depreciation and Amortization.............................     6,594      12,699
  Other.....................................................       927       1,245
                                                              --------    --------
          Total deferred tax liabilities....................     9,679      31,637
                                                              --------    --------
          Total net deferred tax assets.....................  $     --    $     --
                                                              ========    ========

     SFAS No. 109, "Accounting for Income Taxes," provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance equal to our net deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis.

     The valuation allowance decreased by $37.8 million and $49.6 million in fiscal years 2001 and 2000 respectively.

     At March 31, 2001, we had fully utilized the cumulative net operating loss carryforwards for federal and state income tax purposes. However, there are tax credit carryforwards for federal income tax purposes of $11.8 million that expire in 2005 through 2020. We also had state tax credit carryforwards of approximately $11.4 million that expire in 2002 through 2008.

     In fiscal 1999, we recorded deferred income tax expense of $47 million as a valuation allowance against previously recorded net deferred tax assets recognized as of March 28, 1998.

17. SEGMENT INFORMATION

     We design and manufacture integrated circuits that employ precision linear and advanced mixed-signal processing technologies. We are organized into three principal businesses or operating segments: Analog Products Business Group, Internet Solutions Business Group and the Magnetic Storage Business Group with the remaining products grouped as End of Life. Each of these business groups has one or more general managers who report directly to the Chief Executive Officer
(CEO). The CEO has been identified as the Chief Operating Decision Maker as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

                               CIRRUS LOGIC, INC.

     The Analog Products Business Group includes audio products for both the consumer audio and PC markets. These products provide digital high-fidelity audio record and playback for high-end professional recordings, set-top audio decoders, digital audiotapes, CD players, Compact Disk Interactive, automotive stereo systems and CD-quality sound and mixing capabilities for PC's and workstations. It also includes advanced analog and digital integrated circuits for data acquisition, instrumentation and imaging applications along with developing network products for LAN, WAN and the Internet environment. These products are used in industrial automation, instrumentation, medical, military, geophysical and communications applications.

     The Internet Products Business Group consists of optical storage and embedded processor solutions. Optical storage provides integrated circuits for advanced optical disc drives. This includes integrated circuits for the CD-RW market as well as the integrated DVD Drive Manager for the electronics DVD market. Our embedded processor solutions are used in a wide variety of consumer products, including Internet appliances, smart phones, screen phones, game boxes, hand-held digital assistants, and portable Internet audio decoders.

     The Magnetic Storage Business Group provides integrated circuits contained in advanced magnetic and removable disk drives. This group helps its customers engineer and develop higher capacity 3.5-inch disk drives for desktop computers and workstations and 2.5-inch form factor drives for portable computers. Our products in all operating groups are sold directly to original equipment manufacturers and distributors throughout the world.

     The End of Life Segment includes our product lines, which have either been discontinued or subsequently sold. These product lines primarily consist of graphics, modem, communications and flat panel electronics. Core revenues exclude the revenue of end of life products.

     Operating segments do not have material sales to other segments, and accordingly, there are no inter-segment revenues to be reported. We also do not allocate our restructuring charges, interest and other income, interest expense or income taxes to operating segments. We do not identify or allocate assets by operating segments, nor does the CEO evaluate the business groups based upon these criteria.

     Information on reportable segments for fiscal 2001, 2000 and 1999 is as follows (in thousands):

BUSINESS SEGMENT NET REVENUES:                           2001       2000       1999
------------------------------                         --------   --------   --------
  Analog.............................................  $323,727   $311,472   $268,972
  Internet...........................................    83,352     43,437     24,995
  Magnetic Storage...................................   329,477    133,058    213,919
  Corporate and all other............................     5,957        484      9,371
                                                       --------   --------   --------
          Core Revenue...............................  $742,513   $488,451   $517,257
  End of Life........................................    36,160     75,949    110,848
                                                       --------   --------   --------
          Total......................................  $778,673   $564,400   $628,105
                                                       ========   ========   ========

                               CIRRUS LOGIC, INC.

BUSINESS SEGMENT OPERATING PROFIT (LOSS):              2001       2000        1999
-----------------------------------------            --------   ---------   ---------
  Analog...........................................  $ 33,820   $   5,482   $   2,326
  Internet.........................................   (12,315)    (16,402)     (8,414)
  Magnetic Storage.................................    33,577        (114)     25,288
  End of Life......................................     4,495      20,529     (41,062)
  Corporate and all other..........................    (4,487)      3,480    (281,684)
  Restructuring costs, gain on sale of assets and
     other, net....................................    14,362    (145,825)    (76,517)
                                                     --------   ---------   ---------
          Consolidated income (loss) from
            operations.............................    69,452    (132,850)   (380,063)
                                                     --------   ---------   ---------
  Interest Expense.................................   (11,759)    (23,754)    (22,337)
  Interest Income..................................    18,168       8,096      16,786
  Other income (expense), net......................    81,958     101,412       4,242
                                                     --------   ---------   ---------
          Income (loss) before provision for income
            taxes..................................  $157,819   $ (47,096)  $(381,372)
                                                     ========   =========   =========

  Geographic Area

     The following illustrates revenues by geographic locations based on product shipment destination and royalty payer location (in thousands):

                                                       2001        2000        1999
                                                     --------    --------    --------
United States......................................  $142,484    $143,358    $165,989
Pacific Rim........................................   279,574     265,268     251,787
Japan..............................................   304,188     107,800     158,189
Other foreign countries............................    52,427      47,974      52,140
                                                     --------    --------    --------
Total consolidated revenues........................  $778,673    $564,400    $628,105
                                                     ========    ========    ========

     The following illustrates property, plant and equipment (net) by geographic locations, based on physical location (in thousands):

                                                               2001       2000
                                                              -------    -------
United States...............................................  $31,014    $32,778
Singapore...................................................      263      1,127
Pacific Rim (including Japan)...............................      976        710
Other foreign countries.....................................       87        115
                                                              -------    -------
Total consolidated property, plant and equipment, net.......  $32,340    $34,730
                                                              =======    =======

     Two customers accounted for approximately 24% and 13% of net sales in fiscal 2001. One customer accounted for approximately 12% of net sales in fiscal 2000. Two customers accounted for approximately 14% and 13%, respectively of net sales in fiscal 1999. The loss of a significant customer or a significant reduction in such a customer's orders could have an adverse effect on our sales.

18. LEGAL MATTERS

     From time to time, various claims, charges, and litigation are asserted or commenced against the Company arising from, or related to, contractual matters, intellectual property, personal injury, insurance coverage and personnel and employment disputes. Frequent claims and litigation involving patent and other intellectual property rights are not uncommon in the semiconductor industry. As to any such claims or

                               CIRRUS LOGIC, INC.

litigation, the Company cannot predict the ultimate outcome with certainty. In the event a third party makes a valid intellectual property claim and a license is not available on commercially reasonable terms, we could be forced either to redesign or to stop production of products incorporating that intellectual property, and our operating results could be materially and adversely affected. Litigation may also be necessary to enforce our intellectual property rights or to defend us against claims of infringement, and this litigation may be costly and divert the attention of key personnel.

     We are involved in some litigation that, while we cannot predict the outcome with certainty, we do not expect to have a material adverse effect on our consolidated financial position.

19. SUBSEQUENT EVENTS

     On April 11, 2001, we repurchased approximately 6.4 million shares of our common stock from a former member of the Board of Directors for approximately $69 million.

     On April 30, 2001, we completed the acquisition of the assets of Peak Audio, Inc. ("Peak"), a Colorado-based company specializing in commercial audio networking products. The acquisition was structured as a cash purchase of Peak's assets for an initial consideration of $11 million. As part of the acquisition, the shareholders of Peak can potentially earn up to an additional $16 million in consideration based on the financial performance of the purchased assets over a two-year period. The contingent consideration can be paid in cash or Cirrus Logic common stock at our discretion.

     On May 2, 2001, we announced a change to our business model, in which we are de-emphasizing our magnetic storage chip business and are focusing on consumer-entertainment electronics. On May 15, 2001, we announced cost-reduction actions to align company resources and expenses with this new business model. In connection with these strategic decisions, we reduced our workforce by approximately 120 employees worldwide, or about nine percent of the total workforce. We expect to record a special charge of approximately $1.5-$2.0 million in the first quarter of fiscal 2002 to cover costs associated with these workforce reductions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is set forth in the Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on July 25, 2001 under the headings "Proposal for Election of Directors" and "Executive Officers," which information is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is set forth in the Proxy Statement under the heading "Executive Compensation and Other Information," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is set forth in the Proxy Statement under the heading "Stock Ownership," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is set forth in the Proxy Statement under the heading "Certain Relationships and Related Transactions," which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Report:

          1. Consolidated Financial Statements

          - Report of Ernst & Young LLP, Independent Auditors.

          - Consolidated Balance Sheets as of March 31, 2001 and March 25, 2000.

          - Consolidated Statements of Operations for the fiscal years ended March 31, 2001, March 25, 2000, and March 27, 1999.

          - Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2001, March 25, 2000, and March 27, 1999.

          - Consolidated Statements of Stockholders' Equity (Net Capital Deficiency) for the fiscal years ended March 31, 2001, March 25, 2000, and March 27, 1999.

          - Notes to Consolidated Financial Statements.

        2. Financial Statement Schedules

             All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

        3. Index to Exhibits

     (a) The following exhibits are filed as part of or incorporated by reference into this Report:

         NUMBER                                  DESCRIPTION
         ------                                  -----------

          3.1 *          -- Certificate of Incorporation of Registrant, filed with
                            the Delaware Secretary of State on August 26, 1998.

          3.2 *          -- Agreement and Plan of Merger, filed with the Delaware
                            Secretary of State on February 17, 1999.

          3.3 *          -- Certificate of Designation of Rights, Preferences and
                            Privileges of Series A Preferred Stock, filed with the
                            Delaware Secretary of State on March 30, 1999.

          3.4 *          -- By-laws of Registrant.

         10.1 +(1)       -- Amended 1987 Stock Option Plan.

         10.2 +(2)       -- 1989 Employee Stock Purchase Plan, as amended.

         10.3 +(3)       -- 1990 Directors Stock Option Plan with form of Stock
                            Option Agreement, as amended.

         10.4 +(4)       -- 1996 Stock Plan, as amended.

         10.5 *          -- Form of Indemnification Agreement.

         10.6 +*         -- Employment Agreement by and between Registrant and David
                            D. French, dated April 25, 2001.

         10.7 *          -- Lease between TPLP Office and Registrant, dated April 1,
                            2000 for 54,385 square feet located at 4210 S. Industrial
                            Drive, Austin, Texas.

         10.8 *          -- Lease between ProLogis Trust and Registrant, dated March
                            31, 1995 for 176,000 square feet located at 4129
                            Commercial Center Drive and 4209 S. Industrial, Austin,
                            Texas, as amended through December 20, 1996.

         10.9 *          -- Lease between American Industrial Properties and
                            Registrant, dated September 15, 1999 for 18,056 square
                            feet located at 4120 Commercial Drive, Austin, Texas.

         10.10*          -- Lease Agreement by and between Desta Five Partnership,
                            Ltd. and Registrant, dated November 10, 2000 for 192,000
                            square feet located at 2901 Via Fortuna, Austin, Texas.

         21.1 *          -- Subsidiaries of the Registrant.

         23.1 *          -- Consent of Ernst & Young LLP, Independent Auditors.

         24.1 *          -- Power of Attorney (see signature page).

---------------

            + Indicates a management contract or compensatory plan or arrangement.

            *  Filed with this Form 10-K.

           (1) Incorporated by reference to Registrant's Report on Form 10-K for the fiscal year ended March 30, 1996.

           (2) Incorporated by reference to Registrant's Registration Statement on Form S-8 filed with the Commission on October 18, 1999 (Registration No. 333-89243).

           (3) Incorporated by reference to Registrant's Registration Statement on Form S-8 filed with the Commission on February 18, 1999 (Registration No. 333-72573).

           (4) Incorporated by reference to Registrant's Registration Statement on Form S-8 filed with the Commission on October 23, 2000 (Registration No. 333-48490).

     (b) Reports on Form 8-K:

          (1) On April 7, 2000, Registrant filed a report on Form 8-K to report under Item 2 the partial disposition of Registrant's interest in the common stock of Phone.com, Inc. to Lehman Brothers

     Finance, S.A. The Letter Agreements between Lehman Brothers Finance S.A. and the Registrant were filed as exhibits to the report on Form 8-K.

          (2) On May 10, 2000, Registrant filed a report on Form 8-K to report under Item 5 the appointment of four vice presidents.

          (3) On June 2, 2000, Registrant filed a report on Form 8-K to report under Item 2 the disposition of Registrant's equity interest in Basis Communications Corporation.

          (4) On October 4, 2000, Registrant filed a report on Form 8-K to report under Item 5 that it had called for an October 19, 2000 redemption of $135,000,000 aggregate principal amount of its 6% Convertible Subordinated Notes, due 2003. Registrant also reported under Item 5 that it had been authorized to take action with respect to the remaining $111,885,000 uncalled 6% Convertible Subordinated Notes, due 2003.

          (5) On October 4, 2000, Registrant filed a report on Form 8-K to report under Item 5 that its Board of Directors voted in favor of adding Dr. Harold J. Raveche as a member of the Board of Directors to fill an existing vacancy on the Board of Directors.

          (6) On October 23, 2000, Registrant filed a report on Form 8-K to report under Item 5 that it had called for a November 7, 2000 redemption of $111,875,000 aggregate principal amount of its 6% Convertible Subordinated Notes, due 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CIRRUS LOGIC, INC.

                                            By:      /s/ ROBERT W. FAY
                                              ----------------------------------
                                                        Robert W. Fay
                                                       Vice President,
                                                   Chief Financial Officer

     KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Robert W. Fay and Steven D. Overly, his attorneys-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of the attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----

              /s/ MICHAEL L. HACKWORTH                 Chairman of the Board and          June 20, 2001
-----------------------------------------------------    Director
                Michael L. Hackworth

                 /s/ DAVID D. FRENCH                   President, Chief Executive         June 20, 2001
-----------------------------------------------------    Officer and Director
                   David D. French

                  /s/ ROBERT W. FAY                    Vice President, Chief Financial    June 20, 2001
-----------------------------------------------------    Officer
                    Robert W. Fay

                /s/ STEVEN D. OVERLY                   Senior Vice President,             June 20, 2001
-----------------------------------------------------    Administration, General
                  Steven D. Overly                       Counsel and Secretary

                  /s/ D. JAMES GUZY                    Director                           June 20, 2001
-----------------------------------------------------
                    D. James Guzy

                 /s/ SUHAS S. PATIL                    Chairman Emeritus and Director     June 20, 2001
-----------------------------------------------------
                   Suhas S. Patil

                /s/ HAROLD J. RAVECHE                  Director                           June 20, 2001
-----------------------------------------------------
                  Harold J. Raveche

                /s/ WALDEN C. RHINES                   Director                           June 20, 2001
-----------------------------------------------------
                  Walden C. Rhines

                 /s/ ROBERT H. SMITH                   Director                           June 20, 2001
-----------------------------------------------------
                   Robert H. Smith

                                 EXHIBIT INDEX

     (a) The following exhibits are filed as part of or incorporated by reference into this Report:

         NUMBER                                  DESCRIPTION
         ------                                  -----------

          3.1            -- Certificate of Incorporation of Registrant, filed with
                            the Delaware Secretary of State on August 26, 1998.

          3.2            -- Agreement and Plan of Merger, filed with the Delaware
                            Secretary of State on February 17, 1999.

          3.3            -- Certificate of Designation of Rights, Preferences and
                            Privileges of Series A Preferred Stock, filed with the
                            Delaware Secretary of State on March 30, 1999.

          3.4            -- By-laws of Registrant.

         10.5            -- Form of Indemnification Agreement.

         10.6            -- Employment Agreement by and between Registrant and David
                            D. French, dated April 25, 2001.

         10.7            -- Lease between TPLP Office and Registrant, dated April 1,
                            2000 for 54,385 square feet located at 4210 S. Industrial
                            Drive, Austin, Texas.

         10.8            -- Lease between ProLogis Trust and Registrant, dated March
                            31, 1995 for 176,000 square feet located at 4129
                            Commercial Center Drive and 4209 S. Industrial, Austin,
                            Texas, as amended through December 20, 1996.

         10.9            -- Lease between American Industrial Properties and
                            Registrant, dated September 15, 1999 for 18,056 square feet located at 4120 Commercial Drive, Austin, Texas.

         10.10           -- Lease Agreement by and between Desta Five Partnership,
                            Ltd. and Registrant, dated November 10, 2000 for 192,000
                            square feet located at 2901 Via Fortuna, Austin, Texas.

         21.1            -- Subsidiaries of the Registrant.

         23.1            -- Consent of Ernst & Young LLP, Independent Auditors.

         24.1            -- Power of Attorney (see signature page).