Form 10-Q
period 2001-06-30
CIRRUS LOGIC INC
filed 2001-08-10
CIK 772406

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
               OF 1934 FOR THE QUARTER PERIOD ENDED JUNE 30, 2001

                         COMMISSION FILE NUMBER 0-17795

                                   ----------

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     The number of shares of the registrant's common stock, $0.001 par value, outstanding as of June 30, 2001 was 73,821,514, excluding 6,443,900 treasury shares.


================================================================================

                               CIRRUS LOGIC, INC.

                           FORM 10-Q QUARTERLY REPORT

                      QUARTERLY PERIOD ENDED JUNE 30, 2001

                                TABLE OF CONTENTS



                                                 PART I - FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS                                                      3

ITEM 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                    AND RESULTS OF OPERATIONS                                       12

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                22

                                                 PART II - OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS                                                        23

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                      23

ITEM 6.                    EXHIBITS AND REPORTS ON FORM 8-K                                         24

                           SIGNATURES                                                               24

                               CIRRUS LOGIC, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                               JUNE 30,        MARCH 31,
                                                                                 2001             2001
                                                                             ------------     ------------
                           Assets                                             (unaudited)
Current assets:
       Cash and cash equivalents                                             $    151,512     $    253,136
       Restricted cash                                                             10,000           10,000
       Marketable equity securities                                                11,356            6,581
       Accounts receivable, net                                                   139,795          136,102
       Inventories, net                                                            81,901          109,161
       Other current assets                                                        18,463           18,217
                                                                             ------------     ------------
                                                                                  413,027          533,197

Property and equipment, net                                                        33,108           32,340
Deposits and other assets                                                          42,208           32,468
                                                                             ------------     ------------
                                                                             $    488,343     $    598,005
                                                                             ============     ============


            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued liabilities                              $     89,212     $    115,254
       Current maturities of long-term debt and capital lease obligations           2,040            3,133
       Income taxes payable                                                        40,672           41,053
                                                                             ------------     ------------
                                                                                  131,924          159,440

Long term obligations                                                               3,766            4,319

Commitments and contingencies

Minority interest in eMicro                                                         1,431            1,703

Stockholders' Equity
       Capital stock                                                              663,162          715,790
       Accumulated other comprehensive income                                       9,477            4,578
       Accumulated deficit                                                       (321,417)        (287,825)
                                                                             ------------     ------------
                                                                                  351,222          432,543
                                                                             ------------     ------------
                                                                             $    488,343     $    598,005
                                                                             ============     ============

              The accompanying notes are an integral part of these consolidated condensed financial statements.

                               CIRRUS LOGIC, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                        QUARTER ENDED
                                                                 -----------------------------
                                                                  JUNE 30,          JUNE 24,
                                                                    2001              2000
                                                                 ------------     ------------
Net sales                                                        $    179,673     $    181,412

Costs and expenses:
  Cost of sales                                                       158,998          107,899
  Research and development                                             30,827           31,039
  Selling, general and administrative                                  25,448           26,268
  Restructuring costs, gain on sale of assets and other, net            1,919          (12,514)
                                                                 ------------     ------------
       Total costs and expenses                                       217,192          152,692

Income (loss) from operations                                         (37,519)          28,720

Realized gain on sale of marketable equity securities                  10,967           79,639
Interest expense                                                          (29)          (4,981)
Interest income                                                         2,886            4,805
Other income                                                              426              514
                                                                 ------------     ------------
Income (loss) before provision for income taxes                       (23,269)         108,697
Provision for income taxes                                                 --          (10,711)
Minority interest in loss of eMicro                                       272              119
                                                                 ------------     ------------

Income (loss) before extraordinary gain and accounting change         (22,997)          98,105

Extraordinary gain, net of income tax                                      --            2,482
Cumulative effect of change in accounting principle                        --           (1,707)
                                                                 ------------     ------------
Net income (loss)                                                $    (22,997)    $     98,880
                                                                 ============     ============

Basic income (loss) per share:
  Before extraordinary gain and accounting change                $      (0.31)    $       1.50
  Extraordinary gain, net of income tax                                    --             0.04
  Cumulative effect of change in accounting principle                      --            (0.03)
                                                                 ------------     ------------
                                                                 $      (0.31)    $       1.51
                                                                 ============     ============

Diluted income (loss) per share:
  Before extraordinary gain and accounting change                $      (0.31)    $       1.26
  Extraordinary gain, net of income tax                                    --             0.03
  Cumulative effect of change in accounting principle                      --            (0.02)
                                                                 ------------     ------------
                                                                 $      (0.31)    $       1.27
                                                                 ============     ============
Weighted average common stock outstanding:
  Basic                                                                74,253           65,549
  Diluted                                                              74,253           80,684




              The accompanying notes are an integral part of these consolidated condensed financial statements.

                               CIRRUS LOGIC, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                   JUNE 30,         JUNE 24,
                                                                     2001             2000
                                                                 ------------     ------------
Cash flows from operating activities:
     Net income (loss)                                           $    (22,997)    $     98,880
     Adjustments to reconcile net income (loss) to net
       cash flows from operations:
         Depreciation and amortization                                  7,266            7,642
         Other non-cash charges                                         1,846              467
         Extraordinary gain, net of income tax                             --           (2,482)
         Gain on sale of short-term investments                       (10,967)         (79,639)
         Net change in operating assets and liabilities                (2,637)         (29,071)
                                                                 ------------     ------------
Net cash used in operations                                           (27,489)          (4,203)
                                                                 ------------     ------------

Cash flows from investing activities:
     Proceeds from sale of short-term investments                      10,967           81,639
     Purchase of property and equipment                                (4,624)          (4,331)
     Investments in technology                                         (3,407)          (4,416)
     Acquisition of Peak Audio                                        (10,533)              --
     Change in deposits and other assets                               (1,774)              96
     Change in restricted cash                                             --             (560)
                                                                 ------------     ------------
Net cash (used in) provided by investing activities                    (9,371)          72,428
                                                                 ------------     ------------

Cash flows from financing activities:
     Repurchase of treasury stock                                     (68,461)              --
     Repurchase of convertible subordinated notes                          --          (24,848)
     Proceeds from issuance of common stock                             4,831            2,409
     Payments on long-term debt and capital lease obligations          (1,258)          (6,246)
     Unrealized foreign currency translation                              124              143
     Cash contributions from minority partners                             --            5,000
                                                                 ------------     ------------
Net cash used in financing activities                                 (64,764)         (23,542)
                                                                 ------------     ------------

Net (decrease) increase in cash and cash equivalents                 (101,624)          44,683
Cash and cash equivalents at beginning of period                      253,136          144,034
                                                                 ------------     ------------
Cash and cash equivalents at end of period                       $    151,512     $    188,717
                                                                 ============     ============



              The accompanying notes are an integral part of these consolidated condensed financial statements.

                               CIRRUS LOGIC, INC.
       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

     The consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. ("we", "our", "us", "the Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In our opinion, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, and notes thereto for the year ended March 31, 2001, included in our 2001 Annual Report on Form 10-K. The results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the entire year.

     Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation. Such reclassifications had no effect on the results of operations or stockholders' equity.

2. ACCOUNTING CHANGES AND EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        We adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective April 1, 2001. Adoption of SFAS No. 133 did not have a material impact on our results of operations or financial position. At June 30, 2001, we had foreign currency forward contracts to sell approximately 1.65 billion Japanese Yen at an average rate of approximately 119.5 Japanese Yen per dollar. At June 30, 2001, the fair value and unrealized gain on these contracts was $0.5 million.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS No. 142 effective April 1, 2002. We are currently evaluating the effect that SFAS No. 142 will have on our results of operations and financial position.

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

     During the first quarter of fiscal 2001, we also changed our estimate of the amount of revenue that is deferred on certain distributor transactions under agreements with only limited rights of return. Results for the fiscal period ended March 31, 2001 include revenue of $5.4 million, cost of sales of $2.0, million and income of $3.4 million related to this change in estimate. The effect of this estimate change increased basic and diluted earnings per share by $0.03 for the fiscal year ended March 31, 2001.

3. INVENTORIES

     Net inventories are comprised of the following:


                      JUNE 30,       MARCH 31,
                       2001             2001
                   ------------    ------------
Work-in process    $     64,217    $     81,272
Finished goods           17,684          27,889
                   ------------    ------------
                   $     81,901    $    109,161
                   ============    ============

4. INCOME TAXES

     We have accrued no income tax expense for the fiscal quarter ended June 30, 2001 because of the losses incurred for the quarter and forecasted for the year ended March 30, 2002.

     SFAS No. 109, "Accounting for Income Taxes," provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance equal to net deferred tax assets due to uncertainties regarding their realization. The realizability of the deferred tax assets will be evaluated on a quarterly basis.

5. RESTRUCTURING CHARGES AND OTHER

     On May 2, 2001, we announced a change to our business model, in which we are de-emphasizing our magnetic storage chip business and are focusing on consumer-entertainment electronics. On May 15, 2001, we announced cost-reduction actions to align company resources and expenses with this new business model. In connection with these strategic decisions, we reduced our workforce by approximately 120 employees worldwide, or about nine percent of the total workforce. During the first quarter of fiscal 2002, we recorded a special charge of $1.9 million to cover costs associated with these workforce reductions. During the first quarter of fiscal 2001, we recorded $12.5 million in income to recognize the receipt of two previously-reserved notes from Intel Corporation on behalf of Basis Communications Corporation.

6. NET INCOME PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):


                    BASIC EARNINGS PER SHARE
                                                                         QUARTER ENDED
                                                                 -----------------------------
                                                                   JUNE 30,          JUNE 24,
                                                                     2001             2000
                                                                 ------------     ------------

Income (loss) before extraordinary gain and accounting change    $    (22,997)    $     98,105

Extraordinary gain, net of income tax                                      --            2,482
Cumulative effect of change in accounting principle                        --           (1,707)
                                                                 ------------     ------------
Net income (loss)                                                $    (22,997)    $     98,880
                                                                 ============     ============

Weighted average common stock outstanding                              74,253           65,549

Basic net income (loss) per share:
  Before extraordinary gain and accounting change                $      (0.31)    $       1.50
  Extraordinary gain, net of income tax                                    --             0.04
  Cumulative effect of change in accounting principle                      --            (0.03)
                                                                 ------------     ------------
Basic net income (loss) per share                                $      (0.31)    $       1.51
                                                                 ============     ============
                      DILUTED EARNINGS PER SHARE

Income (loss) before extraordinary gain and accounting change    $    (22,997)    $     98,105

Effect of convertible subordinated note conversion                         --            3,657
                                                                 ------------     ------------

Income (loss) including assumed conversions before
   extraordinary gain and accounting change                           (22,997)         101,762

Extraordinary gain, net of income tax                                      --            2,482
Cumulative effect of change in accounting principle                        --           (1,707)
                                                                 ------------     ------------
Net income (loss)                                                $    (22,997)    $    102,537
                                                                 ============     ============

Weighted average common stock outstanding                              74,253           65,549

Assumed conversion of convertible subordinated notes                       --           11,184
Dilutive effect of stock options outstanding                               --            3,833
Contingent shares issueable in connection with acquisition                 --              118
                                                                 ------------     ------------
Diluted shares of common stock outstanding                             74,253           80,684
                                                                 ============     ============

Diluted income (loss) per share:
  Before extraordinary gain and accounting change                $      (0.31)    $       1.26
  Extraordinary gain, net of income tax                                    --             0.03
  Cumulative effect of change in accounting principle                      --            (0.02)
                                                                 ------------     ------------
Diluted net income (loss) per share                              $      (0.31)    $       1.27
                                                                 ============     ============


         Incremental common shares attributable to the exercise of outstanding options of 2,608,987 shares for the three months ended June 30, 2001 were excluded from the computation of diluted net income per share because the effect would be antidilutive.

         Diluted earnings per share for June 24, 2000 of $1.27 includes an adjustment to increase net income by $3.7 million and diluted shares by 11.3 million, which is the quarterly after-tax interest savings and shares which would have been issued in connection with the convertible debt.

7. STOCK REPURCHASE

     On April 11, 2001, we repurchased approximately 6.4 million shares of our common stock from a former member of the Board of Directors for approximately $68.5 million.

8. ACQUISITION OF PEAK AUDIO

     On April 30, 2001, we completed the acquisition of the assets of Peak Audio, Inc. ("Peak"), a Colorado-based company specializing in commercial audio networking products. The acquisition was structured as a cash purchase of Peak's assets for an initial consideration of $11 million. As part of the acquisition, the shareholders of Peak can potentially earn up to an additional $16 million in consideration based on the financial performance of the purchased assets over a two-year period. The contingent consideration can be paid in cash or Cirrus Logic common stock at our discretion. The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates, resulting in goodwill of $0.8, which is being amortized over 5 years. Approximately $1.9 million of the Peak purchase price was allocated to in-process research and development based upon an independent third-party appraisal and was expensed upon the closing of the transaction. The results of operations of Peak have been included with those of the Company subsequent to the acquisition date, which was April 30, 2001. Pro forma financial information has been excluded, as the results of operations of Peak are not material to our results of operations for the first fiscal quarters of 2002 and 2001.

9. COMMITMENTS AND CONTINGENCIES

     As of June 30, 2001, we had one volume purchase agreement. The agreement was executed in August 2000 and expires on March 31, 2003. This agreement is purchase-order based and does not have "take / pay" clauses. There are cancellation fees of 50% once the vendor acknowledges a purchase order. There are cancellation fees of 100% once the vendor begins manufacturing a purchase order. Purchase order commitments as of June 30, 2001 were $22.3 million for yielded wafers to be delivered through September 2001. Additionally, we had non-cancelable assembly purchase orders with numerous vendors totaling $4.0 million.

     On July 5, 2001, Western Digital Corporation and its Malaysian subsidiary, Western Digital (M) SDN, BHD, filed a lawsuit against us in the Superior Court of the State of California, Orange County. The plaintiffs have alleged breach of contract, breach of the covenant of good faith and fair dealing, promissory estoppel, declaratory relief, unjust enrichment, restitution, unfair trade practices and declaratory relief. The basis for this complaint relates to negotiations regarding prices and commitments regarding the guaranteed purchase of wafers. The plaintiffs seek damages in excess of $60 million and currently owe us $27 million for products we have shipped, as well as $32 million in additional non-cancelable orders placed with us that have been canceled. This suit was filed shortly after we made demand upon the plaintiffs to fulfill their purchase obligations with regard to the wafers in question. We are evaluating various counterclaims. We believe the asserted claims are without merit and will defend ourselves vigorously.

     From time to time, various claims, charges, and litigation are asserted or commenced against us arising from, or related to, contractual matters, intellectual property, personal injury, insurance coverage and personnel and employment disputes. Frequent claims and litigation involving patent and other intellectual property rights are not uncommon in the semiconductor industry. As to any such claims or litigation, we cannot predict the ultimate outcome with certainty. In the event a third party makes a valid intellectual property claim and a license is not available on commercially reasonable terms, we would be forced either to redesign or to stop production of products incorporating that intellectual property, and our operating results could be materially and adversely affected. Litigation may also be necessary to enforce our intellectual property rights or to defend us against claims of infringement, and this litigation may be costly and divert the attention of key personnel.

     We are involved in some litigation that, while the outcome of which cannot be predicted with certainty, is not expected to have a material adverse effect on us.

10. COMPREHENSIVE INCOME

     The components of comprehensive income, net of tax, are as follows (in thousands):


                                                QUARTER ENDED
                                        -----------------------------
                                          JUNE 30,         JUNE 24,
                                            2001             2000
                                        ------------     ------------
Net income (loss)                       $    (22,997)    $     98,880
Change in unrealized gain on
   marketable equity securities                4,775          (24,617)
Change in unrealized loss on foreign
   currency translation adjustments              124              143
                                        ------------     ------------
                                        $    (18,098)    $     74,406
                                        ============     ============

11. SEGMENT INFORMATION

     We design and manufacture integrated circuits that employ precision linear and advanced mixed-signal processing technologies. We are organized into three principal businesses or operating segments: Analog Products Business Group, Internet Solutions Business Group and the Magnetic Storage Business Group, with the remaining products grouped as End of Life. Each of these business groups has one or more general managers who report directly to the Chief Executive Officer
(CEO). The CEO has been identified as the Chief Operating Decision Maker as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

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

Information on reportable segments is as follows (in thousands):


                                                        QUARTER ENDED
                                               ---------------------------------
                                                 JUNE 30,           JUNE 24,
                                                   2001               2000
                                               --------------    ---------------
Revenues:
     Analog                                           48,909             87,886
     Internet                                         10,909             23,051
     Magnetic Storage                                119,827             53,614
     End of Life                                         233             11,331
     Corporate and all other                            (205)             5,530
                                               --------------    ---------------
                                                     179,673            181,412
                                               ==============    ===============

Operating profit (losses):
     Analog                                          (21,701)            17,097
     Internet                                        (11,399)            (1,034)
     Magnetic Storage                                 (2,619)            (1,984)
     End of Life                                         (20)             2,123
     Corporate and all other                          (1,780)            12,518
                                               --------------    ---------------
                                                     (37,519)            28,720
                                               ==============    ===============

12. SUBSEQUENT EVENTS

     On July 19, 2001, we announced a definitive agreement to acquire LuxSonor Semiconductors, Inc. ("LuxSonor") pursuant to an Agreement of Merger by and among Cirrus Logic, LuxSonor, and Target Acquisition Corporation, dated as of July 18, 2001. Under the terms of the Merger Agreement, we will exchange an estimated $65 million of our stock for all outstanding shares and options of LuxSonor.

     In addition, on July 19, 2001, we announced a definitive agreement to acquire ShareWave, Inc. ("ShareWave") pursuant to an Agreement of Merger by and among Cirrus Logic, ShareWave, and Target I Acquisition Corporation, dated as of July 19, 2001. Under the terms of the Merger Agreement, we will exchange an estimated $92 million of our stock for all outstanding shares and options of ShareWave.

     On August 9, 2001, we announced a definitive agreement to acquire Stream Machine Company ("Stream Machine") pursuant to an Agreement of Merger by and among Cirrus Logic, Stream Machine, and Target Acquisition Corporation, dated as of August 9, 2001. Under the terms of the Merger Agreement, we will exchange an estimated $110 million of our stock for all outstanding shares and options of Stream Machine.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 31, 2001, contained in the 2001 Annual Report on Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein or the 2001 Annual Report on Form 10-K. Certain reclassifications have been made to conform to the 2002 presentation. Such reclassifications had no effect on the results of operations or stockholders' equity.

     Cirrus Logic ("we, "our", "us", "the Company") is a leading supplier of high-performance analog and DSP chip solutions for Internet entertainment electronics, analog and magnetic markets. The Company designs and manufactures integrated circuits, or chips, that use high-performance analog and digital signal processing technologies. Our mixed signal devices are designed for specific markets that derive value from our expertise in advanced mixed-signal design processing, systems-level engineering and software knowledge. Our products, sold under our own name and the Crystal(R), Maverick(R), and 3Ci(TM) product brands, enable our customers to quickly deliver leading-edge technology products that are in high demand from consumers.

RESULTS OF OPERATIONS


                                                               PERCENTAGE OF NET SALES
                                                                    QUARTER ENDED
                                                              --------------------------
                                                               JUNE 30,        JUNE 24,
                                                                 2001            2000
                                                              ----------      ----------
Net sales                                                            100%            100%

Gross margin                                                          12%             41%
Research and development                                              17%             17%
Selling, general and administrative                                   14%             14%
Restructuring costs, gain on sale of assets and other, net             1%             (7)%
                                                              ----------      ----------
Income (loss) from operations                                        (21)%            16%
Realized gain on sale of marketable equity securities                  6%             44%
Interest expense                                                       0%             (3)%
Interest income                                                        2%              3%
                                                              ----------      ----------
Income (loss) before income taxes                                    (13)%            60%
Provision (benefit) for income taxes                                   0%             (6)%
                                                              ----------      ----------
Income (loss) before extraordinary gain and
  accounting change                                                  (13)%            54%
Extraordinary gain, net of tax                                         0%              1%
Cumulative effect of change in accounting principle                    0%             (1)%
                                                              ----------      ----------
Net income (loss)                                                    (13)%            55%
                                                              ==========      ==========

NET SALES

     Net sales for the first quarter of fiscal 2002 decreased by $1.7 million, or 1%, to $179.7 million from $181.4 million for the first quarter of fiscal 2001. Net sales from core businesses, consisting of Magnetic Storage, Analog, Internet, Corporate and other business segments in the first quarter of fiscal 2002, increased 6% to $179.5 million, from $170.1 million in the first fiscal quarter of 2001. The increase in core revenues in the first quarter of fiscal 2002 was primarily due to a substantial increase in net sales in the magnetic storage business group. Magnetic Storage revenues increased $66.2 million to $119.8 million in the first quarter of fiscal 2002 from $53.6 million in the comparable period of fiscal 2001. Revenues in the Analog, Internet, and Corporate and all other business groups decreased in the first fiscal quarter of 2002 as compared to the first fiscal quarter of 2001 by $39.0 million, $12.1 million, and $5.7 million, respectively. Revenues from businesses that have been discontinued by us are included in our End of Life business segment. Revenues from discontinued businesses in the first fiscal quarter of 2002 were $0.2 million compared to $11.3 million in the first fiscal quarter of 2001.

     We expect that our revenues related to our magnetic storage business, principally from Fujitsu, Western Digital and Hitachi, will decline significantly in the second quarter of fiscal 2002 to approximately $10 million.

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

     Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 78% and 76% of total sales in the first quarter of fiscal 2002 and fiscal 2001, respectively.

     Our sales are denominated primarily in U.S. dollars. From time to time, we enter into foreign currency forward exchange and option contracts to reduce the foreign currency exposures related to sales and balance sheet accounts denominated in yen.

     During the first fiscal quarter of 2002, sales to Fujitsu accounted for 43% of net sales and sales to Western Digital accounted for 25% of net sales. As set forth above, we anticipate a significant reduction in the sales made to both Fujitsu and Western Digital in the second quarter of fiscal 2002. Sales to these two customers comprised approximately 15% and 12% of sales in the first quarter of fiscal 2001, respectively. The loss of a significant customer or a significant reduction in such a customer's orders could have an adverse effect on our sales.

GROSS MARGIN

     Gross margin was 12% in the first quarter of fiscal 2002 and 41% in the first quarter of fiscal 2001. The significant reduction in gross margin during first fiscal quarter of 2002 is primarily the result of inventory charges recorded during the period. During the first fiscal quarter of 2002, we recorded an inventory charge of $36.6 million related to exiting the magnetic storage business group, and $12.7 million, mainly to reserve inventory that is excess to short-term usage forecasts.

RESEARCH AND DEVELOPMENT

     Research and development expenditures for the first quarter of fiscal 2002 decreased $0.2 million, to $30.8 million from $31.0 million in the first quarter of fiscal 2001. Included in research and development expense for the first quarter of fiscal 2002 is $1.9 million related to the write-off of in-process research and development associated with the acquisition of Peak Audio.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses in the first quarter of fiscal 2002 decreased $0.9 million, or 3%, to $25.4 million from $26.3 million in the first quarter of fiscal 2001. The decrease is primarily related to a reduction in contract labor and temporary employees.

RESTRUCTURING COSTS, GAIN ON SALE OF ASSETS AND OTHER, NET

     On May 2, 2001, we announced a change to our business model, in which we are de-emphasizing our magnetic storage chip business and are focusing on consumer-entertainment electronics. On May 15, 2001, we announced cost-reduction actions to align company resources and expenses with this new business model. In connection with these strategic decisions, we reduced our workforce by approximately 120 employees worldwide, or about nine percent of the total workforce. During the first quarter of fiscal 2002, we recorded a special charge of $1.9 million to cover costs associated with these workforce reductions.

     During the first fiscal quarter of 2001, we recorded $12.5 million in income to recognize the receipt of two previously-reserved notes from Intel Corporation on behalf of Basis Communications Corporation.

REALIZED GAINS ON THE SALE OF MARKETABLE EQUITY SECURITIES AND INVESTMENTS

     During the first quarter of fiscal 2002 and 2001, we recorded a gain of $1.1 million related to the sale of call options in Openwave Systems, Inc. (formerly known as Phone.com). Also, during the first quarters of fiscal 2002 and 2001, we recognized gains on the sale of marketable equity securities of $9.8 million and $78.5 million, respectively. These gains were related to the fiscal 2001 sale of our holdings of approximately 1 million shares of Series A preferred stock and 0.5 million shares of common stock in Basis Communications Corporation ("Basis") to Intel Corporation ("Intel") for $91.8 million. The sale was part of a tender offer whereby Intel purchased the outstanding preferred and common stock of Basis for $61.18 per share. Intel withheld from the total consideration paid $11.2 million pursuant to the indemnification provisions of the merger agreement between Intel and Basis, of which $9.8 million was received in the first quarter of fiscal 2002.

INTEREST EXPENSE

     Interest expense was less than $0.1 million for the first fiscal quarter of 2002 compared to $5.0 million for the first quarter of fiscal 2001. The decrease in interest expense is primarily due to the repurchase and conversion of $299.0 million of our 6% convertible subordinated notes during fiscal 2001.

INTEREST INCOME

     Interest income was $2.9 million for the first quarter of fiscal 2002 and $4.8 million for the first quarter of fiscal 2001. The decrease is primarily due to non-recurring interest income recorded in the first quarter of fiscal 2001 of $1.4 million, in addition to $3.4 million of interest earned during the period. The non-recurring interest income recorded in the first quarter of fiscal 2001 related to interest received on two outstanding notes receivable which had previously been written off.

INCOME TAXES

     We have accrued no income tax expense for the fiscal quarter ended June 30, 2001 because of the losses incurred for the quarter and forecasted for the fiscal year ended March 30, 2002.

     SFAS No. 109, "Accounting for Income Taxes," provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance equal to net deferred tax assets due to uncertainties regarding their realization. The realizability of the deferred tax assets will be evaluated on a quarterly basis.

EXTRAORDINARY GAIN

     During May 2000, we repurchased $28.1 million par value of our 6% convertible subordinated notes on the open market and recognized an extraordinary gain in the first quarter of fiscal 2001 of approximately $2.5 million (after income tax effect of $0.3 million) as a result of these repurchases.

LIQUIDITY AND CAPITAL RESOURCES

     We used approximately $27.5 million of cash and cash equivalents in our operating activities during the first quarter of fiscal 2002 and used approximately $4.2 million during the first quarter of fiscal 2001. The cash used by operations in the first quarter of fiscal 2002 was primarily due to a payments made on accounts payable and accrued liabilities. The cash used by operations in the first quarter of fiscal 2001 was primarily due to increases in inventory and accounts receivable and decreases in accounts payable.

     We used $9.4 million in cash for investing activities during the first quarter of fiscal 2002, primarily due to the acquisition of Peak Audio, compared to cash provided by investing activities of $72.4 million during the comparable period of fiscal 2001. The cash provided by investing activities for fiscal 2001 is primarily due to the sale of our interest in Basis.

     We used $64.8 million in cash for financing activities during the first fiscal quarter of 2002 primarily related to the repurchase of approximately 6.4 million shares of stock for $68.5 million offset by proceeds of $4.8 million received for the issuance of common stock. During the first fiscal quarter of 2001, we used $23.5 million in cash for financing activities primarily related to the repurchased $28.1 million par value of our 6% convertible subordinated notes for $24.9 million. Also, during the first fiscal quarter of 2001, we paid another $6.2 million of long-term debt and capital lease obligations. In addition to this, we received $2.4 million in proceeds from the issuance of our common stock and $5.0 million in equity contributions from joint venture partners.

     As of June 30, 2001, we had $161.5 million of cash, cash equivalents and restricted cash. As of June 24, 2001, we have issued a $9 million letter of credit secured by $10 million cash. The letter of credit was issued to secure certain of our obligations under our lease agreement for a new headquarters facility in Austin, Texas. The cash collateral for this letter of credit is classified as restricted cash.

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

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     WE HAVE HISTORICALLY EXPERIENCED FLUCTUATIONS IN OUR OPERATING RESULTS AND EXPECT THESE FLUCTUATIONS TO CONTINUE IN FUTURE PERIODS.

     Our quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect our net sales, gross margins and operating income. These factors include:

o    the volume and timing of orders received,

o    changes in the mix of our products sold,

o    market acceptance of our products and the products of our customers,

o    competitive pricing pressures,

o    our ability to expand manufacturing output to meet increasing demand,

o    our ability to introduce new products on a timely basis,

o fixed costs associated with minimum purchase commitments under supply contracts if demand decreases,

o    the timing and extent of our research and development expenses,

o    cyclical semiconductor industry conditions,

o    the failure to anticipate changing customer product requirements,

o    fluctuations in manufacturing costs,

o    disruption in the supply of wafers or assembly services,

o    the ability of customers to make payments to us,

o    increases in material costs,

o certain production and other risks associated with using independent manufacturers, and

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

o adverse impact to our customer relationships by the recurrence of significant defects;

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

     THE INTEGRATED CIRCUIT INDUSTRY IS VERY CYCLICAL AND AN INDUSTRY DOWNTURN WOULD ADVERSELY AFFECT OUR BUSINESS.

The integrated circuit industry is characterized by:

o    rapid technological change,

o    cyclical market patterns,

o    significant price erosion,

o    periods of over-capacity and production shortages,

o    variations in manufacturing costs and yields, and

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

     WE ANNOUNCED TWO RECENT PENDING ACQUISITIONS AND WE EXPECT TO MAKE FUTURE ACQUISITIONS; ACQUISITIONS INVOLVE NUMEROUS RISKS.

     Our business is highly competitive, and as a result, our growth is dependent upon market growth, our ability to enhance our existing products and our ability to introduce new products on a timely basis. One of the ways we are addressing and will continue to address the need to develop new products is through acquiring other companies and technologies. Acquisitions involve numerous risks, including the following:

o difficulties in integrating the operations, technologies, and products of the acquired companies;

o the risk of diverting management's attention from normal daily operations of the business;

o potential difficulties in completing projects associated with in-process research and development;

o risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

o initial dependence on unfamiliar supply chains or relatively small supply partners;

o insufficient revenues to offset increased expenses associated with the acquisitions; and

o    the potential loss of key employees of the acquired companies.

     Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. We must also manage any growth effectively. Failure to manage growth effectively and successfully integrate acquisitions we made could harm our business and operating results in a material way.

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

     THE FOLLOWING RISKS ARE ASSOCIATED WITH SERVING THE AUDIO PRODUCTS MARKET:

o decreased average selling prices in the audio IC market due to competitive pricing pressures;

o    rapid integration of digital-to-analog converters into processors;

o our ability to respond effectively to the market trend of integrating audio and video products;

o decreased average selling prices in the audio integrated circuit market due to the PC industry's transition to the AC-link codecs attached to core logic using the multimedia features of the processor and single chip solution;

o in the PC audio products market, the transition to core logic connected audio and by the introduction of cheaper, fully-integrated, single-chip audio integrated circuits;

o aggressive competitive pricing pressures in the audio integrated circuits market; and the inability of our audio products to meet cost or performance requirements of the three-dimensional, spatial-effects audio market.

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

o    customer delays in their product development and introductions;

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

o increased competition from other integrated circuit makers, including Intel Corporation, who plan to incorporate features into or with their microprocessor products that replicate those of our products;

o    loss of customer base as we refocus on non-PC markets; and

o as a supplier to manufacturers at different levels of the production chain, our potential dependence on the success of a particular PC OEM due to our inability to accurately identify end-users of our product.

     THE FOLLOWING RISKS ARE ASSOCIATED WITH SERVING THE MAGNETIC STORAGE
MARKET:

o significantly reduced demand for our magnetic storage products, due to recent efforts by certain of our customers to contract with our competitors for these products, as well as to develop their own integrated circuits for these products;

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

     CHANGES IN INDUSTRY-WIDE CAPACITY, AS WELL AS CHANGES IN DEMAND, MAY CAUSE OUR RESULTS TO FLUCTUATE; THESE CHANGES HAVE RESULTED AND COULD IN THE FUTURE RESULT IN SIGNIFICANT INVENTORY WRITE-DOWNS.

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

     In addition, current negative trends in global economic conditions, in addition to negative trends in the semiconductor industry, make it particularly difficult to predict product demand. We believe that we have taken appropriate reserves and that we will be able to sell our current inventory according to our estimates; however, additional inventory write-downs may be necessary in the event we cannot sell our inventory in the anticipated time frame.

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

     WE ARE DEPENDENT ON OUR SUBCONTRACTORS IN ASIA TO PERFORM KEY MANUFACTURING FUNCTIONS FOR US.

     We depend on third-party subcontractors in Asia for the supply and packaging of our products. International operations and sales may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, and changes in import/export regulations, tariff and freight rates. Although we seek to reduce our dependence on our sole and limited source suppliers, this concentration of suppliers and manufacturing operations in Asia subjects us to the risks of conducting business internationally, including political and economic conditions in Asia. Disruption or termination of our supply or manufacturing could occur, and such disruptions could harm our business and operating results.

     WE HAVE SIGNIFICANT INTERNATIONAL SALES AND RISKS ASSOCIATED WITH THESE SALES COULD HARM OUR OPERATING RESULTS.

     Export sales, principally to Asia, include sales to U.S-based customers with manufacturing plants overseas, and accounted for 76% and 74% of our net sales during the first quarter fiscal 2002 and 2001, respectively. We expect export sales to continue to represent a significant portion of product sales. This reliance on sales internationally subjects us to the risks of conducting business internationally, including political and economic conditions. For example, the financial instability in a given region, such as Asia, may have an adverse impact on the financial position of end users in the region which could impact future orders and/or the ability of such users to pay us or our customers, which could also impact the ability of such customers to pay us. While we expect to carefully evaluate the collection risk related to the financial position of customers and potential customers in structuring the terms of sale, in determining whether to accept sales orders, and in evaluating the recognition of revenue, if a region's volatility harms the financial position of our customers, our results of operations could be harmed. Our international sales operations involve a number of other risks, including:

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

o    product quality;

o    efficiency of production; and

o    customer support

     Because of shortened product life cycles and even shorter design-in cycles, our competitors have increasingly frequent opportunities to achieve design wins in next generation systems. In the event that competitors succeed in supplanting our products, our market share may not be sustainable and net sales, gross margin, and results of operations would be adversely affected. Our principal competitors include: Analog Devices, Advanced Micro Devices, Broadcom, Conexant, Creative Technologies, ESS Technologies, Infineon, Intel, LSI Logic, Linear Technology, Lucent Technologies, Motorola, Philips, Siemens, SigmaTel, ST Microelectronics, Texas Instruments, Yamaha, and Zoran, many of whom have substantially greater financial and other resources than we do with which to pursue engineering, manufacturing, marketing and distribution of their products. We expect intensified competition from emerging companies and from customers who develop their own integrated circuit products. Increased competition could adversely affect our business. We cannot assure you that we will be able to compete successfully in the future or that competitive pressures will not adversely affect our financial condition and results of operations. Competitive pressures could reduce market acceptance of our products and result in price reductions and increases in expenses that could adversely affect our business and our financial condition.

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

     WE ARE A PARTY TO LITIGATION WITH AN ENTITY FROM WHICH WE HAVE A SIGNIFICANT ACCOUNT RECEIVABLE.

     On July 5, 2001, Western Digital Corporation and its Malaysian subsidiary, Western Digital (M) SDN, BHD, filed a lawsuit against us in the Superior Court of the State of California, Orange County. The plaintiffs have alleged breach of contract, breach of the covenant of good faith and fair dealing, promissory estoppel, declaratory relief, unjust enrichment, restitution, unfair trade practices and declaratory relief. The basis for this complaint relates to negotiations regarding prices and commitments regarding the guaranteed purchase of wafers. The plaintiffs seek damages in excess of $60 million. This suit was filed shortly after we made demand upon the plaintiffs to fulfill their purchase obligations with regard to the wafers in question. The plaintiffs currently owe us $27 million for products we have shipped, as well as $32 million in additional non-cancelable orders placed with us that have been canceled. While we believe the claims asserted against us are without merit and we plan to make various counterclaims, these amounts due us may not be paid until the resolution of this litigation, if at all.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to Part II, Item 7a, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     On July 5, 2001, Western Digital Corporation and its Malaysian subsidiary, Western Digital (M) SDN, BHD, filed a lawsuit against us in the Superior Court of the State of California, Orange County. The plaintiffs have alleged breach of contract, breach of the covenant of good faith and fair dealing, promissory estoppel, declaratory relief, unjust enrichment, restitution, unfair trade practices and declaratory relief. The basis for this complaint relates to negotiations regarding prices and commitments regarding the guaranteed purchase of wafers. The plaintiffs seek damages in excess of $60 million. This suit was filed shortly after we made demand upon the plaintiffs to fulfill their purchase obligations with regard to the wafers in question. We are evaluating various counterclaims. We believe the asserted claims are without merit and will defend ourselves vigorously.

     From time to time, various claims, charges, and litigation are asserted or commenced against us arising from, or related to, contractual matters, intellectual property, personal injury, insurance coverage and personnel and employment disputes. Frequent claims and litigation involving patent and other intellectual property rights are not uncommon in the semiconductor industry. As to any such claims or litigation, we cannot predict the ultimate outcome with certainty. In the event a third party makes a valid intellectual property claim and a license is not available on commercially reasonable terms, we would be forced either to redesign or to stop production of products incorporating that intellectual property, and our operating results could be materially and adversely affected. Litigation may also be necessary to enforce our intellectual property rights or to defend us against claims of infringement, and this litigation may be costly and divert the attention of key personnel.

     We are involved in some litigation that, while the outcome of which cannot be predicted with certainty, is not expected to have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of stockholders of Cirrus Logic, Inc. on July 25, 2001, the stockholders voted on five proposals as reflected below:

o The first matter voted on was a proposal to elect six directors for one-year terms. All director nominees were elected. The following table sets forth the votes in such election:

David French                 For: 67,307,728       Against: 974,643        Abstain: 0        Broker Non-Votes: 0
D. James Guzy                For: 63,759,692       Against: 4,522,679      Abstain: 0        Broker Non-Votes: 0
Michael L. Hackworth         For: 61,853,910       Against: 6,428,461      Abstain: 0        Broker Non-Votes: 0
Suhas S. Patil               For: 67,185,417       Against: 1,096,954      Abstain: 0        Broker Non-Votes: 0
Walden C. Rhines             For: 67,782,587       Against: 499,784        Abstain: 0        Broker Non-Votes: 0
Robert H. Smith              For: 67,732,291       Against: 550,080        Abstain: 0        Broker Non-Votes: 0

o The second matter voted on was a proposal to approve an amendment to the 1996 Stock Option Plan, increasing the number of shares of common stock available for grant under the plan by 3,300,000 shares. The following table sets forth the votes in such election:

                           For: 39,340,470       Against: 28,744,886      Abstain: 197,015       Broker Non-Votes: 0

o The third matter voted on was a proposal to approve an amendment to the 1990 Directors' Stock Option Plan, increasing the number of shares of common stock available for grant under the plan by 150,000 shares. The following table sets forth the votes in such election:

                           For: 47,459,481       Against: 20,651,777      Abstain: 171,113       Broker Non-Votes: 0

o The fourth matter voted on was a proposal to approve an amendment to the Second Amended and Restated 1989 Employee Stock Purchase Plan, increasing the number of shares of common stock available for grant under the plan by 150,000 shares. The following table sets forth the votes in such election:


                        For: 66,854,502         Against: 1,290,437        Abstain: 137,432       Broker Non-Votes: 0

o The fifth matter voted on was a proposal to ratify the appointment of Ernst & Young LLP as independent auditors. The following table sets forth the votes in such election:


                        For: 68,003,908         Against: 225,069          Abstain: 53,394        Broker Non-Votes: 0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) None.


(b) Reports on Form 8-K:


     We filed no reports on Form 8-K during the quarter ended June 30, 2001, but filed one report subsequent to the end of the fiscal quarter. On July 20, 2001, we filed a Form 8-K announcing definitive agreements to acquire LuxSonor Semiconductors, Inc. and ShareWave, Inc.



SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         CIRRUS LOGIC, INC.

                                         By:  /s/ ROBERT W. FAY
                                         Robert W. Fay
                                         Vice President, Chief Financial Officer

                                         Date: August 10, 2001