Form 10-Q
period 2001-09-29
CIRRUS LOGIC INC
filed 2001-11-13
CIK 772406

===============================================================================




                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
            OF 1934 FOR THE QUARTER PERIOD ENDED SEPTEMBER 29, 2001

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





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     The number of shares of the registrant's common stock, $0.001 par value, outstanding as of September 29, 2001 was 74,044,443.


================================================================================

                               CIRRUS LOGIC, INC.

                           FORM 10-Q QUARTERLY REPORT

                    QUARTERLY PERIOD ENDED SEPTEMBER 29, 2001

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS                                                 3

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS                                  12

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK           16


                            PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS                                                   17

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                    17

           SIGNATURES                                                          17

           INDEX TO EXHIBITS                                                   18

                               CIRRUS LOGIC, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 (IN THOUSANDS)



                                                                   SEPTEMBER 29,         MARCH 31,
                                                                       2001                2001
                                                                   -------------       -------------
                                                                    (UNAUDITED)
                                            ASSETS
Current assets:
   Cash and cash equivalents                                        $    166,757       $    253,136
   Restricted cash                                                        10,000             10,000
   Marketable equity securities                                            4,097              6,581
   Accounts receivable, net                                              107,522            136,102
   Inventories, net                                                       61,489            109,161
   Other current assets                                                   20,858             18,217
                                                                    ------------       ------------
                                                                         370,723            533,197

Property and equipment, net                                               31,009             32,340
Deposits and other assets                                                 38,275             32,468
                                                                    ------------       ------------
                                                                    $    440,007       $    598,005
                                                                    ============       ============


                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                         $     65,074       $    115,254
   Current maturities of long-term debt and capital
     lease obligations                                                        --              3,133
   Income taxes payable                                                   40,628             41,053
                                                                    ------------       ------------
                                                                         105,702            159,440

Long-term obligations                                                      3,198              4,319

Commitments and contingencies


Minority interest in eMicro                                                1,347              1,703


Stockholders' equity:
   Capital stock                                                         665,874            715,790
   Accumulated other comprehensive income                                  2,423              4,578
   Accumulated deficit                                                  (338,537)          (287,825)
                                                                    ------------       ------------
                                                                         329,760            432,543
                                                                    ------------       ------------
                                                                    $    440,007       $    598,005
                                                                    ============       ============


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                               CIRRUS LOGIC, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)



                                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                 -----------------------------     -----------------------------
                                                                   SEPT. 29,        SEPT. 23,       SEPT. 29,         SEPT. 23,
                                                                     2001             2000             2001              2000
                                                                 ------------     ------------     ------------     ------------
Net sales                                                        $     77,276     $    189,537     $    256,949     $    370,949

Costs and expenses:
  Cost of sales                                                        46,584          110,513          205,582          218,412
  Research and development                                             26,993           34,549           57,820           65,588
  Selling, general and administrative                                  22,403           29,299           47,851           55,567
  Restructuring costs and other, net                                       --           (1,848)           1,919          (14,362)
                                                                 ------------     ------------     ------------     ------------
     Total costs and expenses                                          95,980          172,513          313,172          325,205

Income (loss) from operations                                         (18,704)          17,024          (56,223)          45,744

Realized gain on sale of marketable equity securities                      --            1,905           10,967           81,544
Interest expense                                                          (30)          (5,119)             (59)         (10,100)
Interest income                                                         1,450            4,308            4,336            9,113
Other income                                                              280              168              706              682
                                                                 ------------     ------------     ------------     ------------
Income (loss) before provision for income taxes                       (17,004)          18,286          (40,273)         126,983
Provision for income taxes                                                 --            1,924               --           12,635
Minority interest in loss of eMicro                                        84              105              356              224
                                                                 ------------     ------------     ------------     ------------
Income (loss) before extraordinary gain and accounting change         (16,920)          16,467          (39,917)         114,572
Extraordinary gain, net of income tax                                      --               --               --            2,482
Cumulative effect of change in accounting principle                        --               --               --           (1,707)
                                                                 ------------     ------------     ------------     ------------
Net income (loss)                                                $    (16,920)    $     16,467     $    (39,917)    $    115,347
                                                                 ============     ============     ============     ============
Basic income (loss) per share:
  Before extraordinary gain and accounting change                $      (0.23)    $       0.25     $      (0.54)    $       1.73
  Extraordinary gain, net of income tax                                    --               --               --             0.04
  Cumulative effect of change in accounting principle                      --               --               --            (0.03)
                                                                 ------------     ------------     ------------     ------------
                                                                 $      (0.23)    $       0.25     $      (0.54)    $       1.75
                                                                 ============     ============     ============     ============

Diluted income (loss) per share:
  Before extraordinary gain and accounting change                $      (0.23)    $       0.23     $      (0.54)    $       1.49
  Extraordinary gain, net of income tax                                    --               --               --             0.03
  Cumulative effect of change in accounting principle                      --               --               --            (0.02)
                                                                 ------------     ------------     ------------     ------------
                                                                 $      (0.23)    $       0.23     $      (0.54)    $       1.50
                                                                 ============     ============     ============     ============

Weighted average common shares outstanding:
  Basic                                                                74,000           66,041           74,238           66,064
  Diluted                                                              74,000           70,918           74,238           81,674



              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                               CIRRUS LOGIC, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)


                                                                        SIX MONTHS ENDED
                                                                  -----------------------------
                                                                    SEPT. 29,       SEPT. 23,
                                                                      2001              2000
                                                                  ------------     ------------
Cash flows from operating activities:
     Net income (loss)                                            $    (39,917)    $    115,347
     Adjustments to reconcile net income (loss) to net cash
       (used in) provided by operating activities:
          Depreciation and amortization                                 15,080           15,419
          Extraordinary gain, net of income tax                             --           (2,482)
          Acquired in-process research and development expense           1,910               --
          Gain on sale of marketable equity securities                 (10,967)         (81,544)
          Other non-cash charges                                           391            1,512
          Net change in operating assets and liabilities                23,078          (44,298)
                                                                  ------------     ------------
Net cash (used in) provided by operating activities                    (10,425)           3,954
                                                                  ------------     ------------

Cash flows from investing activities:
     Proceeds from sale of equity investments                           10,967           83,544
     Additions to property and equipment                                (6,435)         (12,327)
     Investments in technology                                          (3,558)          (4,416)
     Acquisition of Peak Audio                                         (10,844)              --
     Increase in deposits and other assets                              (1,686)            (626)
     Decrease in restricted cash                                            --           55,752
                                                                  ------------     ------------
Net cash (used in) provided by investing activities                    (11,556)         121,927
                                                                  ------------     ------------
Cash flows from financing activities:
     Payments on long-term debt and capital lease obligations           (3,469)          (6,992)
     Repurchase and retirement of common stock                         (68,662)              --
     Cash contributions from minority partners                              --            5,000
     Repurchase of convertible subordinated notes                           --          (24,848)
     Unrealized foreign currency translation                               329              (59)
     Issuance of common stock, net of issuance costs                     7,404           11,695
                                                                  ------------     ------------
Net cash used in financing activities                                  (64,398)         (15,204)
                                                                  ------------     ------------
Net (decrease) increase in cash and cash equivalents                   (86,379)         110,677
Cash and cash equivalents at beginning of period                       253,136          144,034
                                                                  ------------     ------------
Cash and cash equivalents at end of period                        $    166,757     $    254,711
                                                                  ============     ============



              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                               CIRRUS LOGIC, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.   BASIS OF PRESENTATION

     The consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. ("we," "our," "us," the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In our opinion, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, and notes thereto for the year ended March 31, 2001, included in our 2001 Annual Report on Form 10-K. The results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the entire year.

     Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation. Such reclassifications had no effect on the results of operations or stockholders' equity.

2.   ACCOUNTING CHANGES AND EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     We adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective April 1, 2001. Adoption of SFAS No. 133 did not have a material impact on our results of operations or financial position. From time to time, we enter into foreign currency forward exchange and option contracts to reduce the foreign currency exposures related to sales and balance sheet accounts denominated in yen. At September 29, 2001 we had foreign currency forward contracts to sell approximately 500 million Japanese Yen at an average rate of approximately 119.5 Japanese Yen per dollar. At September 29, 2001 the fair value and unrealized loss on these contracts was $0.1 million.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." We recorded a cumulative effect of a change in accounting principle in the first quarter of fiscal 2001 to reflect our adoption of new revenue recognition policies as a result of this guidance. Effective with the first quarter of fiscal 2001, we have recognized revenue on international shipments based on customer receipt and title passage of inventory rather than on the date of shipment, which was our historical method. The cumulative effect of the change for prior years resulted in a charge to income of $1.7 million. The effect of the change for the fiscal year 2001 was to increase revenue $5.2 million, increase cost of sales $3.5 million, increase income before extraordinary gain and net income before the change in accounting principle $1.7 million, and increase basic and diluted earnings per share by $0.02 per share.

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

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS No. 142 effective March 31, 2002.

We are currently evaluating the effect that SFAS No. 142 will have on our results of operations and financial position.

3.   INVENTORIES

     Net inventories are comprised of the following (in thousands):



                     SEPT. 29,       MARCH 31,
                       2001            2001
                   ------------    ------------
Work-in process    $     46,809    $     81,272
Finished goods           14,680          27,889
                   ------------    ------------
                   $     61,489    $    109,161
                   ============    ============


4.   INCOME TAXES

     We have accrued no income tax expense for the fiscal quarter and the two fiscal quarters ended September 29, 2001 because of the losses incurred for those time periods and forecasted for the fiscal year ended March 30, 2002.

     SFAS No. 109, "Accounting for Income Taxes," provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance equal to net deferred tax assets due to uncertainties regarding their realization. The realizability of the deferred tax assets will be evaluated on a quarterly basis.

5.   RESTRUCTURING CHARGES AND OTHER

     On May 2, 2001, we announced a change to our business model, in which we are de-emphasizing our magnetic storage chip business and are focusing on consumer-entertainment electronics. On May 15, 2001, we announced cost-reduction actions to align company resources and expenses with this new business model. In connection with these strategic decisions, we reduced our workforce by approximately 120 employees worldwide, or about nine percent of the total workforce at that time. As of September 29, 2001, substantially all of the affected employees had been separated from the Company and the liability related to termination benefits had been paid. During the first quarter of fiscal 2002, we recorded a charge of $1.9 million to cover costs associated with these workforce reductions. In October 2001, we had an additional workforce reduction; see Note 12 for discussion.

     During the second quarter of fiscal 2001, we recorded $1.8 million in income due to the final resolution of the MiCRUS restructuring agreement. During the first quarter of fiscal 2001, we recorded $12.5 million in income to recognize the receipt of two previously-reserved notes from Intel Corporation on behalf of Basis Communications Corporation.

6.   NET INCOME (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):


               BASIC EARNINGS PER SHARE

                                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                 -----------------------------     -----------------------------
                                                                   SEPT. 29,       SEPT. 23,        SEPT. 29,         SEPT. 23,
                                                                     2001             2000             2001             2000
                                                                 ------------     ------------     ------------     ------------
Income (loss) before extraordinary gain and accounting change    $    (16,920)    $     16,467     $    (39,917)    $    114,572

Extraordinary gain, net of income tax                                      --               --               --            2,482
Cumulative effect of change in accounting principle                        --               --               --           (1,707)
                                                                 ------------     ------------     ------------     ------------
Net income (loss)                                                $    (16,920)    $     16,467     $    (39,917)    $    115,347
                                                                 ============     ============     ============     ============


Weighted average shares outstanding                                    74,000           66,041           74,238           66,064

Basic income (loss) per share:
Before extraordinary gain and accounting change                  $      (0.23)    $       0.25     $      (0.54)    $       1.73
Extraordinary gain, net of income tax                                      --               --               --             0.04
Cumulative effect of change in accounting principle                        --               --               --            (0.03)
                                                                 ------------     ------------     ------------     ------------
                                                                 $      (0.23)    $       0.25     $      (0.54)    $       1.75
                                                                 ============     ============     ============     ============

               DILUTED EARNINGS PER SHARE

Income (loss) before extraordinary gain and accounting change    $    (16,920)    $     16,467     $    (39,917)    $    114,572
Effect of convertible subordinated note conversion                         --               --               --            7,313
                                                                 ------------     ------------     ------------     ------------
Income (loss) including assumed conversion of subordinated
  notes before extraordinary gain and accounting change               (16,920)          16,467          (39,917)         121,885
Extraordinary gain, net of income tax                                      --               --               --            2,482
Cumulative effect of change in accounting principle                        --               --               --           (1,707)
                                                                 ------------     ------------     ------------     ------------
Net income (loss)                                                $    (16,920)    $     16,467     $    (39,917)    $    122,660
                                                                 ============     ============     ============     ============

Weighted average shares outstanding                                    74,000           66,041           74,238           66,064
Assumed conversion of convertible subordinated notes                       --               --               --           11,185
Dilutive effect of stock options outstanding                               --            4,877               --            4,425
                                                                 ------------     ------------     ------------     ------------
Weighted average diluted shares outstanding                            74,000           70,918           74,238           81,674
                                                                 ============     ============     ============     ============

Diluted income (loss) per share:
  Before extraordinary gain and accounting change                $      (0.23)    $       0.23     $      (0.54)    $       1.49
  Extraordinary gain, net of income tax                                    --               --               --             0.03
  Cumulative effect of change in accounting principle                      --               --               --            (0.02)
                                                                 ------------     ------------     ------------     ------------
                                                                 $      (0.23)    $       0.23     $      (0.54)    $       1.50
                                                                 ============     ============     ============     ============


     Incremental common shares attributable to the exercise of outstanding options for the three and six months ended September 29, 2001 of 2,036,520 shares and 2,356,493 shares, respectively, were excluded from the computation of diluted net income per share because the effect would be antidilutive.

     Diluted earnings per share for September 23, 2000 of $1.50 includes an adjustment to increase net income by $7.3 million and diluted shares by 11.2 million, which was the quarterly after-tax interest savings and shares that would have been issued in connection with the convertible debt.

7.   STOCK REPURCHASE

     On April 11, 2001, we repurchased approximately 6.4 million shares of our common stock from a former member of the Board of Directors for approximately $68.7 million. The shares were subsequently retired with $57.9 million charged to capital stock and $10.8 million charged to accumulated deficit.

8.   ACQUISITION OF PEAK AUDIO

     On April 30, 2001, we completed the acquisition of the assets of Peak Audio, Inc. ("Peak"), a Colorado-based company specializing in commercial audio networking products. The acquisition was structured as a cash purchase of Peak's assets for an initial consideration of $11 million. As part of the acquisition, the shareholders of Peak can potentially receive up to an additional $16 million in consideration based on the financial performance of the purchased assets over a two-year period. The contingent consideration can be paid in cash or Cirrus Logic common stock at our discretion. The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the estimated fair value of assets acquired based on independent appraisals and management estimates, resulting in goodwill of $1.1 million. The goodwill is currently being amortized based on a five-year life; such amortization will discontinue on March 31, 2002, in accordance with SFAS No. 142. Approximately $1.9 million of the Peak purchase price was allocated to in-process research and development based upon an independent third-party appraisal and was expensed upon the closing of the transaction. The results of operations of Peak have been included with those of the Company subsequent to the acquisition date, which was April 30, 2001. The results of operations of Peak were not material to our results of operations for the first two fiscal quarters of 2002.

9.   COMMITMENTS AND CONTINGENCIES

     As of September 29, 2001, we had one volume purchase agreement. The agreement was executed in August 2000 and expires on March 31, 2003. This agreement is purchase-order based and does not have "take/pay" clauses. There are cancellation fees of 50% once the vendor acknowledges a purchase order. There are cancellation fees of 100% once the vendor begins manufacturing a purchase order. We had no purchase order commitments as of September 29, 2001 under this agreement. Additionally, we had non-cancelable assembly purchase orders with numerous vendors totaling $0.6 million.

     On October 19, 2001, we filed a lawsuit against Fujitsu, Ltd. in the United States District Court for the Northern District of California. We are alleging claims for breach of contract and anticipatory breach of contract, and seek damages in excess of $46 million. The basis for our complaint is Fujitsu's refusal to pay for chips delivered to and accepted by it. Fujitsu has informed us that it would not make payments due, and, instead, would set off unsubstantiated losses that Fujitsu claims to have been caused by alleged defects in our chips. We believe Fujitsu's stated reasons for not paying its contractual obligation are without merit and, therefore, we continue to carry this receivable on our balance sheet. We intend to prosecute our lawsuit vigorously.

     On July 5, 2001, Western Digital Corporation and its Malaysian subsidiary, Western Digital (M) SDN.BHD, filed a lawsuit against us in the Superior Court of the State of California, Orange County. The plaintiffs alleged breach of contract, breach of the covenant of good faith and fair dealing, promissory estoppel, declaratory relief, unjust enrichment, restitution, and unfair trade practices. The basis for this complaint related to negotiations regarding prices and commitments for the guaranteed purchase of channel chips. The plaintiffs sought damages in excess of $60 million and currently owe us amounts exceeding $53 million for products we have shipped and for non-cancelable orders placed with us. We have a receivable recorded on our balance sheet of $27 million for the products we have shipped. This suit was filed shortly after we made demand upon the plaintiffs to fulfill their purchase obligations with regard to the chips in question. We believe the asserted claims were without merit and on August 20, 2001, we filed a cross-complaint against Western Digital Corporation and Western Digital (M) SDN.BHD in the Superior Court of the State of California, Orange County, for breach of contract, fraud and negligent misrepresentation for damages exceeding $53 million. On October 9, 2001, the Court granted our motion for judgment on the pleadings that resulted in the dismissal of the plaintiffs' entire original complaint and allowed the plaintiffs 30 days to file an amended complaint. The plaintiffs have notified us that they will be amending their complaint.

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

10.  COMPREHENSIVE INCOME

     The components of comprehensive income, net of tax, are as follows (in thousands):


                                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                               -----------------------------     ----------------------------
                                                                 SEPT. 29,       SEPT. 23,        SEPT. 29,       SEPT. 23,
                                                                   2001            2000             2001             2000
                                                               ------------     ------------     ------------     ------------
Net income (loss)                                              $    (16,920)    $     16,467     $    (39,917)    $    115,347
Change in unrealized gain on marketable equity securities            (7,259)           9,924           (2,484)         (14,694)
Change in unrealized loss on foreign currency translation
  adjustments                                                           205             (202)             329              (59)
                                                               ------------     ------------     ------------     ------------
                                                               $    (23,974)    $     26,189     $    (42,072)    $    100,594
                                                               ============     ============     ============     ============


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

Information on reportable segments is as follows (in thousands):



                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                             -----------------------------     -----------------------------
                               SEPT. 29,        SEPT. 23,        SEPT. 29,        SEPT. 23,
                                 2001             2000             2001             2000
                             ------------     ------------     ------------     ------------
Revenues:
  Analog                     $     55,527     $     86,658     $    104,436     $    170,301
  Internet                         12,103           26,118           23,012           49,120
  Magnetic Storage                  9,588           63,217          129,415          116,829
  End of Life                          58           12,404               86           23,733
  Corporate and all other              --            1,140               --           10,966
                             ------------     ------------     ------------     ------------
                             $     77,276     $    189,537     $    256,949     $    370,949
                             ============     ============     ============     ============

Operating profit (loss):
  Analog                     $     (7,914)    $     24,393     $    (29,615)    $     54,973
  Internet                         (8,447)           5,449          (19,846)           9,170
  Magnetic Storage                 (3,123)          10,210           (5,742)          14,573
  End of Life                        (149)           1,708             (169)           3,847
  Corporate and all other             929          (24,736)            (851)         (36,819)
                             ------------     ------------     ------------     ------------
                             $    (18,704)    $     17,024     $    (56,223)    $     45,744
                             ============     ============     ============     ============



     The operating loss for the six months ended September 29, 2001 included charges to reserve inventory in the Analog, Internet, Magnetic Storage and End of Life segments of $9.2 million, $3.2 million, $36.2 million and $0.3 million, respectively.

12.  SUBSEQUENT EVENTS

     On October 2, 2001, we acquired ShareWave, Inc. ("ShareWave"). Under the terms of the Merger Agreement, we are exchanging approximately 3.4 million shares of our common stock and options for all outstanding shares and options of ShareWave.

     On October 10, 2001, we acquired LuxSonor Semiconductors, Inc. ("LuxSonor") by paying approximately $10 million in cash and exchanging approximately 2.1 millions shares of our common stock and options for all outstanding shares and options of LuxSonor.

     On August 9, 2001, we announced a definitive agreement to acquire Stream Machine Company ("Stream Machine") pursuant to an Agreement of Merger by and among Cirrus Logic, Stream Machine, and Target Acquisition Corporation, dated as of August 9, 2001. Under the terms of the Merger Agreement, we will exchange approximately 5.4 million shares of our common stock and options for all outstanding shares and options of Stream Machine. This transaction is expected to close during the third quarter of fiscal 2002.

     See the Commitments and Contingencies footnote for a discussion of the lawsuit we filed against Fujitsu, Ltd. on October 19, 2001.

     During October 2001, we completed a worldwide workforce reduction of approximately 300 employees, or about 26% of the total workforce at that time, in response to the current market outlook. We expect to record a cash charge of $4 million to $5 million to cover costs associated with these workforce reductions. As a result of these workforce reductions, we also expect to record a non-cash charge next quarter for costs associated with facilities closures and lease abandonments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 31, 2001, contained in the 2001 Annual Report on Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein or in the 2001 Annual Report on Form 10-K. Certain reclassifications have been made to conform to the 2002 presentation. Such reclassifications had no effect on the results of operations or stockholders' equity.

     Cirrus Logic ("we," "our," "us," the "Company") is a leading supplier of high-performance analog and DSP chip solutions for Internet entertainment electronics, analog and magnetic markets. The Company designs and manufactures integrated circuits, or chips, that use high-performance analog and digital signal processing technologies. Our mixed signal devices are designed for specific markets that derive value from our expertise in advanced mixed-signal design processing, systems-level engineering and software knowledge. Our products, sold under our own name and the Crystal(R), Maverick(R), and 3Ci(TM) product brands, enable our customers to quickly deliver leading-edge technology products that are in high demand from consumers.

RESULTS OF OPERATIONS



                                                                                   PERCENTAGE OF NET SALES
                                                              ------------------------------------------------------------------
                                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                              ------------------------------      ------------------------------
                                                                SEPT. 29,        SEPT. 23,         SEPT. 29,          SEPT. 23,
                                                                  2001              2000             2001              2000
                                                              ------------      ------------      ------------      ------------
Net sales                                                              100%              100%              100%              100%

Gross margin                                                            40%               42%               20%               41%
Research and development                                                35%               18%               22%               18%
Selling, general and administrative                                     29%               15%               19%               15%
Restructuring costs and other, net                                       0%               (1)%               1%               (4)%
                                                              ------------      ------------      ------------      ------------
Income (loss) from operations                                          (24)%               9%              (22)%              12%
Realized gain on sale of marketable equity securities                    0%                1%                4%               22%
Interest expense                                                         0%               (3)%               0%               (3)%
Interest income                                                          2%                2%                2%                2%
Other income                                                             0%                0%                0%                0%
                                                              ------------      ------------      ------------      ------------
Income (loss) before provision for income taxes                        (22)%              10%              (16)%              34%
Provision for income taxes                                               0%                1%                0%                3%
Minority interest in loss of eMicro                                      0%                0%                0%                0%
                                                              ------------      ------------      ------------      ------------
Income (loss) before extraordinary gain and accounting change          (22)%               9%              (16)%              31%
Extraordinary gain, net of income tax                                    0%                0%                0%                1%
Cumulative effect of change in accounting principle                      0%                0%                0%                0%
                                                              ------------      ------------      ------------      ------------
Net income (loss)                                                      (22)%               9%              (16)%              31%
                                                              ============      ============      ============      ============

NET SALES

     Net sales for the second quarter of fiscal 2002 of $77.3 million decreased by $112.2 million, or 59%, from $189.5 million for the second quarter of fiscal 2001. The decrease in net sales was due primarily to a decrease in Magnetic Storage revenues of $53.6 million, or 85%, to $9.6 million in the second quarter of fiscal 2002 in line with our previously announced decision to de-emphasize our magnetic storage chip business. Revenues from our Analog business group decreased $31.1 million or 36% in the second quarter of fiscal 2002 from the comparable quarter of the prior year, mainly due to market conditions. Revenues from our Internet business group decreased from $26.1 million in the second quarter of fiscal 2001 to $12.1 million in the second quarter of fiscal 2002. Net sales from businesses that have been discontinued by us are included in our End of Life business segment. Net sales from that group were essentially zero in the second quarter of fiscal 2002, down from $12.4 million in the same quarter of the prior year.

     Net sales for the first two quarters of fiscal 2002 decreased by $114.0 million, or 31%, to $256.9 million from $370.9 million for the first two quarters of fiscal 2001. Analog revenues decreased $65.9 million to $104.4 million in the first two quarters of fiscal 2002 primarily due to market conditions. Internet revenues decreased $26.1 million, or 53%, in the first half of fiscal 2002 as compared to the first half of fiscal 2001, mainly due to the strong production ramp of Maverick(R) processors for MP3 players in advance of last year's Christmas season. Revenues from discontinued businesses in the first two quarters of fiscal 2002 were $0.1 million compared to $23.7 million in the first two quarters of fiscal 2001. Corporate and all other net sales decreased $11.0 million in the first six months of fiscal 2002 versus the comparable period of the prior year while Magnetic Storage net sales increased $12.6 million during the same time period.

     We do not expect to record any revenues related to our magnetic storage business, comprised previously of sales mainly to Fujitsu, Western Digital and Hitachi, Ltd., in the third or fourth quarters of fiscal 2002.

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

     Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 79% and 78% of total sales in the second quarter of fiscal 2002 and fiscal 2001, respectively, and were 89% and 77% of total sales in the first two quarters of fiscal 2002 and fiscal 2001, respectively.

     Our sales are denominated primarily in U.S. dollars. From time to time, we enter into foreign currency forward exchange and option contracts to reduce the foreign currency exposures related to sales and balance sheet accounts denominated in yen.

     During the second fiscal quarter of 2002, sales to Thomson Mutimedia S.A. and Fujitsu accounted for 12% and 11% of net sales, respectively. During the first half of fiscal 2002, sales to Fujitsu and Western Digital represented 33% and 14% of net sales, respectively. As set forth above, we do not anticipate any sales to Fujitsu or Western Digital in the third or fourth quarters of fiscal 2002. Sales to Fujitsu comprised approximately 22% of sales in the second quarter of fiscal 2001 and 19% of sales in the first half of fiscal 2001.

GROSS MARGIN

     Gross margin as a percentage of net sales was 40% in the second quarter of fiscal 2002, down slightly from 42% in the second quarter of fiscal 2001. Gross margin as a percentage of net sales was 20% and 41% in the first half of fiscal 2002 and 2001, respectively. The significant reduction in gross margin during first half of fiscal 2002 was primarily the result of inventory charges recorded during the period. During the first half of fiscal 2002, we recorded a net inventory charge of $36.2 million related to exiting the magnetic storage business and a charge of $12.7 million, mainly to reserve inventory that was excess to short-term usage forecasts.

     As discussed more fully in Note 12 to the financial statements, the Company acquired ShareWave and LuxSonor during October 2001 and also expects to complete its acquisition of Stream Machine during the third quarter of fiscal 2002. In conjunction with completing these acquisitions and the recent workforce reductions and change in business model, the Company will be reviewing and prioritizing its entire product portfolio during the third quarter of fiscal 2002 and may decide to discontinue selling certain products. The Company currently believes all products are carried at amounts not exceeding net realizable value less selling costs.

RESEARCH AND DEVELOPMENT EXPENSE

     Research and development expense for the second quarter of fiscal 2002 of $27.0 million decreased $7.5 million, or 22%, from $34.5 million in the second quarter of fiscal 2001. During the first two quarters of fiscal 2002, research and development expense decreased $7.8 million, or 12%, from the comparable period of the prior year. The decrease for both the three and six month periods was mainly due to the implementation of cost reduction and expense control measures, including the workforce reduction in May 2001, and a reduction in mask expense in fiscal 2002. Included in research and development expense for the first half of fiscal 2002 was $1.9 million related to the write-off of in-process research and development associated with the acquisition of Peak Audio. Despite the decline in absolute dollar amounts, research and development expense as a percentage of net sales increased from 18% to 35% in the second quarter of fiscal 2001 and 2002, respectively, and from 18% to 22% in the first two quarters of fiscal 2001 and 2002, respectively, primarily due to the significant reduction in our net sales in the current fiscal year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expense in the second quarter of fiscal 2002 decreased $6.9 million, or 24%, to $22.4 million from $29.3 million in the second quarter of fiscal 2001. During the first two quarters of fiscal 2002, selling, general and administrative expense decreased to $57.8 million from $65.6 million in the comparable period of the prior year, a decline of 12%. The decrease for both time periods was primarily related to cost reduction and expense control measures implemented in the current year. As a percentage of net sales, selling, general and administrative expense for the second quarter and first six months of fiscal 2002 increased 14% and 4%, respectively, from the same periods in fiscal 2001 due to the substantial reduction in the Company's net sales in fiscal 2002.

RESTRUCTURING COSTS, GAIN ON SALE OF ASSETS AND OTHER, NET

     On May 2, 2001, we announced a change to our business model, in which we are de-emphasizing our magnetic storage chip business and are focusing on consumer-entertainment electronics. On May 15, 2001, we announced cost-reduction actions to align company resources and expenses with this new business model. In connection with these strategic decisions, we reduced our workforce by approximately 120 employees worldwide, or about nine percent of the total workforce at that time. During the first quarter of fiscal 2002, we recorded a charge of $1.9 million to cover costs associated with these workforce reductions.

     During the second quarter of fiscal 2001, we recorded $1.8 million in income due to the final resolution of the MiCRUS restructuring agreement. During the first fiscal quarter of 2001, we recorded $12.5 million in income to recognize the receipt of two previously-reserved notes from Intel Corporation on behalf of Basis Communications Corporation ("Basis").

REALIZED GAINS ON THE SALE OF MARKETABLE EQUITY SECURITIES AND INVESTMENTS

     During the first quarter of fiscal 2002 and the second and first quarters of fiscal 2001, we recorded gains of $1.2 million, $1.9 million and $1.1 million, respectively, related to the sale of call options in Openwave Systems, Inc. (formerly known as Phone.com) common stock. Also, during the first quarters of fiscal 2002 and 2001, we recognized gains on the sale of marketable equity securities of $9.8 million and $78.5 million, respectively. These gains were related to the fiscal 2001 sale of our holdings of approximately 1 million shares of Series A preferred stock and 0.5 million shares of common stock in Basis to Intel Corporation ("Intel") for $91.8 million. The sale was part of a tender offer whereby Intel purchased the outstanding preferred and common stock of Basis for $61.18 per share. Intel withheld from the total consideration paid $11.2 million pursuant to the indemnification provisions of the merger agreement between Intel and Basis, of which $9.8 million was received in the first quarter of fiscal 2002.

INTEREST EXPENSE

     Interest expense was essentially zero for the second fiscal quarter of 2002 compared to $5.1 million for the second quarter of fiscal 2001. Interest expense was $0.1 million for the first two fiscal quarters of 2002 compared to

$10.1 million for the first two fiscal quarters of 2001. The decrease in interest expense was primarily due to the repurchase and conversion of $299.0 million of our 6% convertible subordinated notes during fiscal 2001.

INTEREST INCOME

     Interest income was $1.5 million for the second quarter of fiscal 2002 and $4.3 million for the second quarter of fiscal 2001. Interest income was $4.3 million for the first six months of fiscal 2002 and $9.1 million for the first six months of fiscal 2001. The decrease for both the three-month and six-month periods was primarily due to lower cash and cash equivalent balances, on which interest was earned during fiscal 2002, and to lower interest rates in fiscal 2002. Additionally, we recorded non-recurring interest income in the first quarter of fiscal 2001 of $1.4 million related to interest received on two outstanding notes receivable that had previously been written off.

INCOME TAXES

     We have accrued no income tax expense for the fiscal quarter and the two fiscal quarters ended September 29, 2001 because of the losses incurred for those time periods and forecasted for the fiscal year ended March 30, 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

     We used approximately $10.4 million of cash and cash equivalents in our operating activities during the first six months of fiscal 2002 and generated approximately $4.0 million of cash and cash equivalents during the first six months of fiscal 2001. The cash used by operating activities in the first half of fiscal 2002 was primarily due to a decline in accounts payable and accrued liabilities, and the net loss recognized during the period. These uses of cash were partially offset by non-cash charges related to inventory reserves and a decrease in accounts receivable and gross inventory levels. The cash provided by operations in the first half of fiscal 2001 was primarily the result of operating profits, partially offset by increases in inventory and accounts receivable.

     We used $11.6 million in cash for investing activities during the first two quarters of fiscal 2002, primarily due to the acquisition of Peak Audio, compared to cash provided by investing activities of $121.9 million during the comparable period of fiscal 2001. The cash provided by investing activities for fiscal 2001 was primarily due to the sale of our interest in Basis.

     We used $64.4 million in cash for financing activities during the first six months of fiscal 2002 primarily related to the repurchase of approximately 6.4 million shares of stock for $68.7 million. During the first six months of fiscal 2001, we used $15.2 million in cash for financing activities primarily related to the repurchased $28.1 million par value of our 6% convertible subordinated notes for $24.9 million.

     As of September 29, 2001, we had $176.8 million of cash, cash equivalents and restricted cash. We currently have a $9 million letter of credit secured by $10 million cash. The letter of credit was issued to secure certain of our obligations under our lease agreement for a new headquarters facility in Austin, Texas. The cash collateral for this letter of credit is classified as restricted cash.

     Although we can not assure that we will be able to generate cash in the future, we anticipate that our existing capital resources and cash flow generated from future operations will enable us to maintain our current level of operations for the foreseeable future.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     There are numerous factors that affect our business and the results of our operations. These factors include strong competition in the integrated circuit market; general economic and business conditions, including a downturn in our industry; our ability to introduce new products on a timely basis and market acceptance of those new products; the level of demand for our existing products; our ability to efficiently integrate acquired businesses; delays in product development; customer demand for our products; defects in our products, which could reduce the sales of those products or result in claims against us; risks associated with our significant international sales; potential intellectual property claims; our ability to effectively manage our operating costs consistent with our reduced revenue forecasts; adverse results of current litigation; continued investments in research and development, which is required for us to develop new products; and the effects of terrorist activities and possible military action, which may cause disruptions to general economic, market and political conditions throughout the world, as well as disrupt our receipt of shipments we need for our products or disrupt our delivery of products to customers. For a discussion of these and other factors affecting our business, see "Item 1 - Business - Factors That May Affect Future Operating Results" in our Annual Report on Form 10-K for the year ended March 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to Part II, Item 7a, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

     See Note 9 to the financial statements.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     A list of exhibits is set forth in the Exhibit Index found on page 18 of this report.

(b)  Reports on Form 8-K:

     We filed two reports on Form 8-K during the quarter ended September 29, 2001. On July 20, 2001, we filed a Form 8-K announcing definitive agreements to acquire LuxSonor Semiconductors, Inc. and ShareWave, Inc. On August 13, 2001, we filed a Form 8-K announcing a definitive agreement to acquire Stream Machine Company. We filed one report subsequent to the end of the fiscal quarter. On October 4, 2001, we filed a Form 8-K regarding our October 1, 2001 press release in which we provided earnings guidance for the second fiscal quarter of 2002 and announced an upcoming workforce reduction.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                        CIRRUS LOGIC, INC.

                        By: /s/ STEVEN D. OVERLY
                        Steven D. Overly
                        Senior Vice President of Administration, acting Chief
                         Financial Officer, and General Counsel
                        Date: November 13, 2001

                                    EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
------              -----------
     Exhibit 2.1    Agreement of Merger, dated July 18, 2001, by and among the
                    Company, Target Acquisition Corporation (a wholly owned
                    subsidiary of the Company), LuxSonor Semiconductors, Inc.
                    and Shareholders' Representative.

     Exhibit 2.2    Agreement of Merger, dated July 18, 2001, by and among the
                    Company, Target I Acquisition Corporation (a wholly owned subsidiary of the Company), ShareWave, Inc. and Shareholders' Representative.

     Exhibit 2.3    Amendment No. 1, dated September 27, 2001, to Agreement of
                    Merger, dated July 18, 2001, by and among the Company, Target I Acquisition Corporation, ShareWave, Inc. and
                    Shareholders' Representative.

     Exhibit 2.4 Agreement and Plan of Reorganization, dated August 9, 2001, by and among the Company, Cirrus Logic SM Acquisition
                    Corporation (a wholly owned subsidiary of the Company), Stream Machine Company and Shareholders' Agent.