Form 10-Q
period 2001-12-29
CIRRUS LOGIC INC
filed 2002-02-12
CIK 772406

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                         PERIOD ENDED DECEMBER 29, 2001

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     The number of shares of the registrant's common stock, $0.001 par value, outstanding as of December 29, 2001 was 82,362,511.


================================================================================

                               CIRRUS LOGIC, INC.

                           FORM 10-Q QUARTERLY REPORT

                    QUARTERLY PERIOD ENDED DECEMBER 29, 2001

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS                                                      3

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                                             15

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                19

                           PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS                                                        20

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                                         20

               SIGNATURES                                                               20


                               CIRRUS LOGIC, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 (IN THOUSANDS)



                                                                          DEC. 29        MAR. 31
                                                                           2001            2001
                                                                        -----------     ---------
                                                                        (UNAUDITED)
                                      ASSETS
Current assets:
  Cash and cash equivalents                                              $ 136,880      $ 253,136
  Restricted cash                                                           12,293         10,000
  Marketable equity securities                                               3,297          6,581
  Accounts receivable, net                                                 112,346        136,102
  Inventories, net                                                          31,511        109,161
  Other current assets                                                      20,029         18,217
                                                                         ---------      ---------
                                                                           316,356        533,197

Property and equipment, net                                                 29,085         32,340
Intangibles, net                                                           194,493         12,062
Other assets                                                                16,057         20,406
                                                                         ---------      ---------
                                                                         $ 555,991      $ 598,005
                                                                         =========      =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                               $  80,522      $ 115,254
  Current maturities of long-term debt and capital lease obligations           739          3,133
  Income taxes payable                                                      40,409         41,053
                                                                         ---------      ---------
                                                                           121,670        159,440

Long-term obligations                                                        2,890          4,319

Minority interest in eMicro                                                  1,303          1,703

Stockholders' equity:
  Capital stock                                                            852,690        715,790
  Accumulated other comprehensive income                                     1,342          4,578
  Accumulated deficit                                                     (423,904)      (287,825)
                                                                         ---------      ---------
                                                                           430,128        432,543
                                                                         ---------      ---------
                                                                         $ 555,991      $ 598,005
                                                                         =========      =========


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                               CIRRUS LOGIC, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)


                                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  ------------------------      ------------------------
                                                                   DEC. 29        DEC. 30        DEC. 29        DEC. 30
                                                                     2001          2000            2001           2000
                                                                  ---------      ---------      ---------      ---------

Net sales                                                         $  76,970      $ 207,998      $ 333,919      $ 578,948

Costs and expenses:
  Cost of sales                                                      70,656        124,760        276,238        343,172
  Research and development                                           61,540         33,905        119,360         99,494
  Selling, general and administrative                                24,120         27,155         71,971         82,722
  Restructuring costs and other, net                                  5,460             --          7,379        (14,362)
                                                                  ---------      ---------      ---------      ---------
       Total costs and expenses                                     161,776        185,820        474,948        511,026

Income (loss) from operations                                       (84,806)        22,178       (141,029)        67,922

Realized gain on sale of marketable equity securities                    --          3,020         10,967         84,564
Interest expense                                                        (40)        (1,573)           (99)       (11,672)
Interest income                                                         979          4,836          5,315         13,949
Other expense                                                        (1,544)        (1,833)          (838)        (1,152)
                                                                  ---------      ---------      ---------      ---------
Income (loss) before provision for income taxes                     (85,411)        26,628       (125,684)       153,611
Provision for income taxes                                               --          2,572             --         15,207
Minority interest in loss (income) of eMicro                             44           (179)           400             45
                                                                  ---------      ---------      ---------      ---------

Income (loss) before extraordinary gain and accounting change       (85,367)        23,877       (125,284)       138,449

Extraordinary gain, net of income tax                                    --             --             --          2,482
Cumulative effect of change in accounting principle                      --             --             --         (1,707)
                                                                  ---------      ---------      ---------      ---------
Net income (loss)                                                 $ (85,367)     $  23,877      $(125,284)     $ 139,224
                                                                  =========      =========      =========      =========

Basic income (loss) per share:
  Before extraordinary gain and accounting change                 $   (1.08)     $    0.32      $   (1.65)     $    2.00
  Extraordinary gain, net of income tax                                  --             --             --           0.04
  Cumulative effect of change in accounting principle                    --             --             --          (0.02)
                                                                  ---------      ---------      ---------      ---------
                                                                  $   (1.08)     $    0.32      $   (1.65)     $    2.01
                                                                  =========      =========      =========      =========

Diluted income (loss) per share:
  Before extraordinary gain and accounting change                 $   (1.08)     $    0.30      $   (1.65)     $    1.81
  Extraordinary gain, net of income tax                                  --             --             --           0.03
  Cumulative effect of change in accounting principle                    --             --             --          (0.02)
                                                                  ---------      ---------      ---------      ---------
                                                                  $   (1.08)     $    0.30      $   (1.65)     $    1.82
                                                                  =========      =========      =========      =========

Weighted average common shares outstanding:
  Basic                                                              79,207         75,127         75,820         69,142
  Diluted                                                            79,207         80,388         75,820         82,516



  The accompanying notes are an integral part of these consolidated condensed financial statements.

                               CIRRUS LOGIC, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)


                                                                       NINE MONTHS ENDED
                                                                    ------------------------
                                                                     DEC. 29        DEC. 30
                                                                      2001           2000
                                                                    ---------      ---------

Cash flows from operating activities:
       Net income (loss)                                            $(125,284)     $ 139,224
       Adjustments to reconcile net income (loss) to net cash
         (used in) provided by operating activities:
          Depreciation and amortization                                25,091         22,705
          Extraordinary gain, net of income tax                            --         (2,482)
          Acquired in-process research and development expense         31,310             --
          Gain on sale of marketable equity securities                (10,967)       (84,564)
          Other non-cash charges                                        3,848          1,544
          Net change in operating assets and liabilities               41,407        (67,996)
                                                                    ---------      ---------
Net cash (used in) provided by operating activities                   (34,595)         8,431
                                                                    ---------      ---------

Cash flows from investing activities:
       Proceeds from sale of equity investments                        10,967         86,564
       Additions to property and equipment                             (7,120)       (15,673)
       Investments in technology                                       (4,225)        (4,066)
       Acquisition of companies, net of cash acquired                 (15,919)            --
       Decrease (increase) in deposits and other assets                   513           (275)
       Decrease (increase) in restricted cash                          (2,293)        46,164
                                                                    ---------      ---------
Net cash (used in) provided by investing activities                   (18,077)       112,714
                                                                    ---------      ---------

Cash flows from financing activities:
       Payments on long-term debt and capital lease obligations        (4,657)       (11,712)
       Repurchase and retirement of common stock                      (68,662)            --
       Cash contributions from minority partners                           --          5,000
       Repurchase of convertible subordinated notes                        --        (24,941)
       Unrealized foreign currency translation gain (loss)                 48           (203)
       Issuance of common stock, net of issuance costs                  9,687         20,747
                                                                    ---------      ---------
Net cash used in financing activities                                 (63,584)       (11,109)
                                                                    ---------      ---------
Net (decrease) increase in cash and cash equivalents                 (116,256)       110,036
Cash and cash equivalents at beginning of period                      253,136        144,034
                                                                    ---------      ---------
Cash and cash equivalents at end of period                          $ 136,880      $ 254,070
                                                                    =========      =========


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                               CIRRUS LOGIC, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.   BASIS OF PRESENTATION

     The consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. ("we," "our," "us," the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In our opinion, the financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, and notes thereto for the year ended March 31, 2001, included in our 2001 Annual Report on Form 10-K. The results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the entire year.

     Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation. Such reclassifications had no effect on the results of operations or stockholders' equity.

2.   ACCOUNTING CHANGES AND EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     Accounting Changes. We adopted Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective April 1, 2001. Adoption of SFAS No. 133 did not have a material impact on our results of operations or financial position. From time to time, we enter into foreign currency forward exchange and option contracts to reduce the foreign currency exposures related to sales and balance sheet accounts denominated in yen. At December 29, 2001, we did not have any foreign exchange contracts outstanding.

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

     Effect of Recently Issued Accounting Standards. In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS No. 142 effective March 31, 2002. Goodwill and assembled workforce from business combinations initiated prior to July 1, 2001 of $2.7 million is currently being amortized based on a composite life of 3.6 years. Such amortization will discontinue on March 31, 2002. Goodwill totaling $120.4 million from the three business combinations initiated after June 30, 2001 is not being amortized. We are currently evaluating any other potential effect that SFAS No. 142 will have on our results of operations and financial position.

3.   ACCOUNTS RECEIVABLE

     As of December 29, 2001, accounts receivable included $73 million in disputed receivables associated with ongoing litigation with Fujitsu, Ltd. and Western Digital Corporation and its Malaysian subsidiary, Western Digital (M) SDN.BHD (see further discussion in Note 10). We remain confident these receivables are collectible. If we are not successful in collecting these receivables, we will record a charge to operating expense for the amount determined to be uncollectible.

4.   INVENTORIES

     Net inventories are comprised of the following (in thousands):

                  DECEMBER 29,   MARCH 31,
                      2001         2001
                  ------------   ---------

Work-in process     $ 25,162     $ 81,272
Finished goods         6,349       27,889
                    --------     --------
                    $ 31,511     $109,161
                    ========     ========

5.   INCOME TAXES

     We have not accrued income tax expense for the three months and the nine months ended December 29, 2001 because of the losses incurred for those time periods and forecasted for the fiscal year ended March 30, 2002.

     SFAS No. 109, "Accounting for Income Taxes," provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance equal to net deferred tax assets due to uncertainties regarding their realization. The realizability of the deferred tax assets will be evaluated on a quarterly basis.

6.   RESTRUCTURING CHARGES AND OTHER

     On May 2, 2001, we announced a change to our business model that de-emphasized our magnetic storage chip business and focused on consumer-entertainment electronics. On May 15, 2001, we announced cost-reduction actions to align company resources and expenses with this new business model. In connection with these strategic decisions, we eliminated approximately 120 employee positions worldwide from various business functions and job classes. During the first quarter of fiscal 2002, we recorded a restructuring charge of $1.9 million in operating expenses to cover costs associated with these workforce reductions.

     Continuing our restructuring efforts, on October 1, 2001, we announced plans to further reduce our worldwide workforce during the third quarter of fiscal 2002. We eliminated approximately 300 employee positions worldwide from various business functions and job classes during the third quarter of fiscal 2002 and recorded a restructuring charge of $4.5 million in operating expenses to cover costs associated with these workforce reductions.

     In conjunction with the third quarter workforce reduction, we also recorded a $1.0 million restructuring charge in operating expenses for costs associated with facility consolidations. A summary of the fiscal 2002 restructuring charges is as follows (in thousands):

                                                LIABILITY AT
                            TOTAL               DECEMBER 29,
                            CHARGE      PAID       2001
                            ------     ------   ------------

Employee separations        $6,349     $5,187     $1,162
Facility consolidations      1,030        279        751
                            ------     ------     ------
  Total                     $7,379     $5,466     $1,913
                            ======     ======     ======


      During the second quarter of fiscal 2001, we recorded $1.8 million in income due to the final resolution of the MiCRUS restructuring agreement. During the first quarter of fiscal 2001, we recorded $12.5 million in income to recognize the receipt of two previously reserved notes from Intel Corporation ("Intel") on behalf of Basis Communications Corporation ("Basis").

7.   NET INCOME (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):


                   BASIC EARNINGS PER SHARE
                                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                  ----------------------     ------------------------
                                                                   DEC. 29      DEC. 30       DEC. 29        DEC. 30
                                                                    2001          2000          2001           2000
                                                                  ---------     --------     ----------     ---------

Income (loss) before extraordinary gain and accounting change     $ (85,367)    $ 23,877     $ (125,284)    $ 138,449
Extraordinary gain, net of income tax                                    --           --             --         2,482
Cumulative effect of change in accounting principle                      --           --             --        (1,707)
                                                                  ---------     --------     ----------     ---------
Net income (loss)                                                 $ (85,367)    $ 23,877     $ (125,284)    $ 139,224
                                                                  =========     ========     ==========     =========

Weighted average shares outstanding                                  79,207       75,127         75,820        69,142

Basic income (loss) per share:
Before extraordinary gain and accounting change                   $   (1.08)    $   0.32     $    (1.65)    $    2.00
Extraordinary gain, net of income tax                                    --           --             --          0.04
Cumulative effect of change in accounting principle                      --           --             --         (0.02)
                                                                  ---------     --------     ----------     ---------
                                                                  $   (1.08)    $   0.32     $    (1.65)    $    2.01
                                                                  =========     ========     ==========     =========

                   DILUTED EARNINGS PER SHARE

Income (loss) before extraordinary gain and accounting change     $ (85,367)    $ 23,877     $ (125,284)    $ 138,449
Effect of convertible subordinated note conversion                       --           --             --        11,018
                                                                  ---------     --------     ----------     ---------
Income (loss) including assumed conversion of subordinated          (85,367)      23,877       (125,284)      149,467
  notes before extraordinary gain and accounting change
Extraordinary gain, net of income tax                                    --           --             --         2,482
Cumulative effect of change in accounting principle                      --           --             --        (1,707)
                                                                  ---------     --------     ----------     ---------
Net income (loss)                                                 $ (85,367)    $ 23,877     $ (125,284)    $ 150,242
                                                                  =========     ========     ==========     =========

Weighted average shares outstanding                                  79,207       75,127         75,820        69,142
Assumed conversion of convertible subordinated notes                     --           --             --         8,492
Dilutive effect of stock options outstanding                             --        5,261             --         4,882
                                                                  ---------     --------     ----------     ---------
Weighted average diluted shares outstanding                          79,207       80,388         75,820        82,516
                                                                  =========     ========     ==========     =========

Diluted income (loss) per share:
  Before extraordinary gain and accounting change                 $   (1.08)    $   0.30     $    (1.65)    $    1.81
  Extraordinary gain, net of income tax                                  --           --             --          0.03
  Cumulative effect of change in accounting principle                    --           --             --         (0.02)
                                                                  ---------     --------     ----------     ---------
                                                                  $   (1.08)    $   0.30     $    (1.65)    $    1.82
                                                                  =========     ========     ==========     =========

     Incremental common shares attributable to the exercise of outstanding options for the three months and the nine months ended December 29, 2001 of 1,265,561 shares and 2,177,718 shares, respectively, were excluded from the computation of diluted net income per share because the effect would be antidilutive.

     Diluted earnings per share for the nine months ended December 30, 2000 of $1.82 includes an adjustment to increase net income by $11.0 million and diluted shares by 8.5 million, which was the quarterly after-tax interest savings and shares that would have been issued in connection with the convertible debt.

8.   ACQUISITIONS

     Peak Audio, Inc. On April 30, 2001, we completed the acquisition of the assets of Peak Audio, Inc. ("Peak"), a Colorado-based company specializing in commercial audio networking products. The acquisition was structured as a cash purchase of Peak's assets for an initial consideration of $11 million. As part of the acquisition, the shareholders of Peak can potentially receive up to an additional $16 million in consideration based on the financial performance of the purchased assets over a two-year period. The contingent consideration can be paid in cash or Cirrus Logic common stock at our discretion. The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the estimated fair value of assets acquired based on independent appraisals and management estimates, resulting in goodwill of $1.1 million, which is being amortized over five years. Approximately $1.9 million of the Peak purchase price was allocated to in-process research and development based upon an independent third-party appraisal and was expensed upon the closing of the transaction. The results of operations of Peak have been included with those of the Company subsequent to the acquisition date, which was April 30, 2001.

     ShareWave, Inc. On October 2, 2001, we acquired 100% of the outstanding voting shares of ShareWave, Inc. ("ShareWave"). The results of ShareWave's operations have been included in our consolidated financial statements since that date. ShareWave developed a wireless LAN semiconductor solution, based on IEEE 802.11 standards, capable of seamlessly sharing high-quality audio and video entertainment throughout the home. The acquisition strengthens the connectivity portion of our vision, which is to provide semiconductor solutions that allow people to hear, see, connect and enjoy digital entertainment.

     The estimated aggregate purchase price of approximately $76.6 million included common stock valued at $67.1 million and options valued at $1.0 million. The fair value of the 2.6 million common shares issued was determined based on the average closing price of our common shares over the period beginning two days before and ending two days after the announcement of the acquisition. Of the 2.6 million common shares issued, approximately 443,000 were placed into an escrow account to cover representations and warranties made by ShareWave in the merger agreement. The escrow agreement terminates in December 2002. The fair value of the approximately 452,000 options issued in exchange for the outstanding options of ShareWave was determined using the Black-Scholes option valuation model. As of December 29, 2001, certain shareholders of ShareWave had not voted in favor of the acquisition (referred to as "dissenting" shareholders). We had negotiated but not yet paid a cash settlement to one of those shareholders by the end of the third fiscal quarter. At December 29, 2001, we accrued a liability of $8.0 million for the negotiated cash settlement as well as for the estimated cost to acquire the shares of the remaining dissenting shareholders. Subsequent to the end of the fiscal quarter, we paid the negotiated cash settlement and all of the remaining dissenting shareholders agreed to receive our stock in exchange for their ownership interest in ShareWave.

     The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates. We recorded acquired intangible assets of $12.0 million, which are being amortized over a composite life of 4.6 years, and goodwill of $56.2 million. Approximately $14.4 million of the purchase price was allocated to in-process research and development and was expensed upon completion of the acquisition.

     LuxSonor Semiconductors, Inc. On October 10, 2001, we acquired 100% of the outstanding voting shares of LuxSonor Semiconductors, Inc. ("LuxSonor"). The results of LuxSonor's operations have been included in our consolidated financial statements since that date. LuxSonor has developed a family of DVD video processors and audio/video semiconductor solutions. This acquisition strengthens our silicon content and position to provide Total Entertainment (Total-E(TM)) solutions for current DVD systems as well as next-generation, Internet-ready DVD players. We now have one of the most comprehensive sets of optical, video and audio chips needed to build integrated DVD solutions, increasing our revenue per system opportunities.

     The estimated aggregate purchase price of approximately $53.4 million included common stock valued at $46.5 million and options valued at $1.2 million. The fair value of the 1.8 million common shares issued was determined based on the average closing price of our common shares over the period beginning two days before and ending two days after the announcement of the acquisition. The fair value of the approximately 203,000 options issued in exchange for the outstanding options of LuxSonor was determined using the Black-Scholes option valuation model.

In conjunction with the acquisition, we paid $9.75 million into an escrow account to cover representations and warranties made by LuxSonor in the merger agreement. The escrow agreement terminates in April 2003.

     The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates. We recorded acquired intangible assets of $21.5 million, which are being amortized over a composite life of 2.7 years, and goodwill of $27.3 million. Approximately $8.6 million of the purchase price was allocated to in-process research and development and was expensed upon completion of the acquisition.

     Stream Machine Company. On December 7, 2001, we acquired 100% of the outstanding voting shares of Stream Machine Company ("Stream Machine"). The results of Stream Machine's operations have been included in our consolidated financial statements since that date. Stream Machine has advanced silicon and video algorithm technology for MPEG-2 video recording applications. This acquisition strengthens our ability to provide Total Entertainment (Total-E(TM)) solutions for next-generation, networked home entertainment applications. Stream Machine's proprietary video compression technology provides high quality video for multiple home entertainment applications, such as DVD recorders, personal video recorders, digital camcorders and PC video peripherals.

     The estimated aggregate purchase price of approximately $72.1 million included common stock valued at $61.8 million and options valued at $9.9 million. The fair value of the 3.6 million common shares issued was determined based on the average closing price of our common shares over the period beginning two days before and ending two days after the announcement of the acquisition. The fair value of the approximately 936,000 options issued in exchange for the outstanding options of Stream Machine was determined using the Black-Scholes option valuation model. In connection with the acquisition, we also issued approximately 740,000 shares that were placed into an escrow account to cover representations and warranties, as well as certain revenue commitments, made by Stream Machine in the merger agreement. The escrow agreement terminates in March 2003. Given the uncertainty around the ultimate issuance of the shares placed in escrow due to Stream Machine's revenue commitments, they were not included in determining the estimated aggregate purchase price nor were they considered to be outstanding for purposes of share count and calculation of weighted average shares outstanding.

     The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates. We recorded acquired intangible assets of $27.6 million, which are being amortized over a composite life of four years, and goodwill of $36.9 million. Approximately $6.4 million of the purchase price was allocated to in-process research and development and was expensed upon completion of the acquisition.

     Pro Forma Results. The following unaudited pro forma information presents the combined results of operations of the Company, ShareWave, LuxSonor and Stream Machine for the three and nine months ended December 29, 2001 and December 30, 2000 as if the mergers had been consummated at the beginning of the respective fiscal years. Peak was not included in the pro forma disclosure as the impact of its operations was not significant. The pro forma information includes the impact of certain pro forma adjustments, including the amortization of intangibles and non-cash deferred stock compensation. Additionally, the total in-process research and development charge of $29.4 million recorded for the three acquisitions has been excluded from the periods presented. The information is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that actually would have occurred if the mergers had been consummated at the beginning of the respective fiscal years, nor is it necessarily indicative of future operating results of the Company.

     The following table sets forth the required pro forma information (in thousands, except per share amounts):

                                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                  ------------------------     ------------------------
                                                                   DEC. 29        DEC. 30       DEC. 29        DEC. 30
                                                                    2001           2000          2001           2000
                                                                  ---------      ---------     ---------      ---------

Net sales                                                         $  78,366      $ 207,666     $ 338,444      $ 585,932
Income (loss) before extraordinary gain and accounting change       (59,631)         5,997      (128,235)       110,864
Net income (loss)                                                 $ (59,631)     $   5,997     $(128,235)     $ 111,832
Diluted income (loss) per share                                   $   (0.73)     $    0.07     $   (1.56)     $    1.35


9.   STOCK REPURCHASE

     On April 11, 2001, we repurchased approximately 6.4 million shares of our common stock from a former member of the Board of Directors for approximately $68.7 million. The shares were subsequently retired with $57.9 million charged to capital stock and $10.8 million charged to accumulated deficit.

10.  COMMITMENTS AND CONTINGENCIES

     As of December 29, 2001, we had one volume purchase agreement. The agreement was executed in August 2000 and expires on March 31, 2003. This agreement is purchase-order based and does not have "take/pay" clauses. There are cancellation fees of 50% once the vendor acknowledges a purchase order. There are cancellation fees of 100% once the vendor begins manufacturing a purchase order. We had no purchase order commitments as of December 29, 2001 under this agreement. Additionally, we had non-cancelable assembly purchase orders with numerous vendors totaling $0.8 million.

     On October 19, 2001, we filed a lawsuit against Fujitsu, Ltd. in the United States District Court for the Northern District of California. We are alleging claims for breach of contract and anticipatory breach of contract, and seek damages in excess of $46 million. The basis for our complaint is Fujitsu's refusal to pay for chips delivered to and accepted by it. On December 17, 2001, Fujitsu filed an answer and a counterclaim. Fujitsu alleges claims for breach of contract, breach of warranty, quantum meruit/equitable indemnity and declaratory relief. The basis for the claims is our sale of allegedly defective chips to Fujitsu, which chips allegedly caused Fujitsu's hard disk drives to fail. The counterclaim does not specify the damages Fujitsu seeks, other than to allege it has sustained tens of millions of dollars in damages. We believe Fujitsu's stated reasons for not paying its contractual obligation are without merit and, therefore, we continue to carry a receivable of $47 million on our balance sheet. In addition, the receivable on our balance sheet is based on chips that are not included in Fujitsu's counterclaim but for which Fujitsu has not paid. We believe that any potential liability in connection with Fujitsu's counterclaim is covered by insurance coverage and claims we have against third parties. We intend to prosecute our lawsuit vigorously.

     On July 5, 2001, Western Digital Corporation and its Malaysian subsidiary, Western Digital (M) SDN.BHD, filed a lawsuit against us in the Superior Court of the State of California, Orange County, in connection with the purchase of "read channel" chips from us, as explained in more detail below. On August 20, 2001, we filed a cross-complaint against the plaintiffs, and on October 9, 2001, the Court granted our motion for judgment on the pleadings that resulted in the dismissal of the plaintiffs' entire original complaint. The Court allowed the plaintiffs 30 days to file an amended complaint.

     The plaintiffs filed an amended complaint, in which they alleged that they entered into an oral supply contract for "read channel" chips with us, and that we breached the contract and our duty of good faith and fair dealing. This amended complaint seeks, among other things, unspecified damages, which appear to be in excess of $60 million, and declaratory relief. We filed a cross-complaint against the plaintiffs, alleging causes of action for breach of contract, fraud and negligent misrepresentation. We are seeking damages in excess of $53 million, as well as punitive damages. The plaintiffs currently owe us amounts exceeding $53 million for products we have shipped and for non-cancelable orders placed with us. We have a receivable recorded on our balance sheet of approximately $27 million for the products we have shipped.

     On December 24, 2001, the court granted our application for writs of attachment against the plaintiffs in the amount of approximately $25 million. The writs will direct the sheriff or the marshal to seize the plaintiffs' property up to the amount of the writs and hold it to satisfy any judgment the court may enter. We intend to defend the claims asserted by the plaintiffs and collect all amounts owed to us.

     From time to time, various claims, charges, and litigation are asserted or commenced against us arising from, or related to, contractual matters, intellectual property, personnel and employment disputes, as well as other issues. Frequent claims and litigation involving patent and other intellectual property rights are not uncommon in the semiconductor industry. As to any such claims or litigation, we cannot predict the ultimate outcome with certainty. In the event a third party makes a valid intellectual property claim and a license is not available on commercially reasonable terms, we would be forced either to redesign or to stop production of products incorporating that intellectual property, and our operating results could be materially and adversely affected. Litigation may also be necessary to enforce our intellectual property rights or to defend us against claims of infringement, and this litigation may be costly and divert the attention of key personnel.

11.   COMPREHENSIVE INCOME

     The components of comprehensive income, net of tax, are as follows (in thousands):

                                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                          ------------------------      ------------------------
                                                                           DEC. 29        DEC. 30        DEC. 29        DEC. 30
                                                                            2001            2000           2001          2000
                                                                          ---------      ---------      ---------      ---------

Net income (loss)                                                         $ (85,367)     $  23,877      $(125,284)     $ 139,224
Change in unrealized gain on marketable equity securities                      (800)       (18,369)        (3,284)       (33,062)
Change in unrealized loss on foreign currency translation adjustments          (281)          (144)            48           (203)
                                                                          ---------      ---------      ---------      ---------
                                                                          $ (86,448)     $   5,364      $(128,520)     $ 105,959
                                                                          =========      =========      =========      =========


12.   SEGMENT INFORMATION

     We design and manufacture integrated circuits that employ precision linear and advanced mixed-signal processing technologies. We are now organized into two principal product lines: Analog Products and Internet Solutions (and, until the third quarter of fiscal 2002, Magnetic Storage), with the remaining products grouped as All Other. All Other includes the product lines associated with the acquisitions we completed in the third quarter of fiscal 2002 as well as products associated with discontinued businesses. The Chief Executive Officer
(CEO) has been identified as the Chief Operating Decision Maker as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

     Operating segments do not have material sales to other segments, and accordingly, there are no inter-segment revenues to be reported. We do not allocate our restructuring charges, interest and other income, interest expense or income taxes to operating segments. Additionally, we have included in-process research and development expense in Corporate as the CEO does not consider such expense when evaluating the performance of the product lines. We do not identify or allocate assets by operating segments, nor does the CEO evaluate the product lines based upon these criteria.

Information on reportable segments is as follows (in thousands):

                                THREE MONTHS ENDED             NINE MONTHS ENDED
                             ------------------------      ------------------------
                              DEC. 29        DEC. 30        DEC. 29        DEC. 30
                               2001            2000          2001           2000
                             ---------      ---------      ---------      ---------
Revenues:
        Analog               $  55,981      $  86,564      $ 160,417      $ 261,111
        Internet                19,527         24,375         42,539         73,546
        Magnetic Storage            --         89,662        129,415        206,491
        All Other                1,462          7,740          1,548         31,473
        Corporate                   --           (343)            --          6,327
                             ---------      ---------      ---------      ---------
                             $  76,970      $ 207,998      $ 333,919      $ 578,948
                             =========      =========      =========      =========

Operating profit (loss):
        Analog               $ (25,409)     $  10,192      $ (55,024)     $  39,225
        Internet                (3,430)           518        (23,276)           461
        Magnetic Storage        (8,482)        12,949        (14,224)        15,902
        All Other              (11,777)           306        (11,946)         4,137
        Corporate              (35,708)        (1,787)       (36,559)         8,197
                             ---------      ---------      ---------      ---------
                             $ (84,806)     $  22,178      $(141,029)     $  67,922
                             =========      =========      =========      =========


     The operating loss for the three months ended December 29, 2001 included charges to reserve inventory in Analog, Internet, Magnetic Storage and All Other of $20.0 million, $0.4 million, $0.3 million and $0.2 million, respectively. The operating loss for the nine months ended December 29, 2001 included charges to reserve inventory in Analog, Internet, Magnetic Storage, All Other and Corporate of $29.2 million, $3.6 million, $36.5 million, $0.2 million and $0.3 million, respectively. Additionally, the operating loss for All Other for the three and nine months ended December 29, 2001 included $3.5 million related to the amortization of acquired intangible assets and other acquisition-related expenses.

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

     Cirrus Logic, Inc. ("we," "our," "us," the "Company") is a leading supplier of high-performance analog and DSP chip solutions for consumer entertainment electronics. Our mixed signal devices are designed for specific markets that derive value from our expertise in advanced mixed-signal design processing, systems-level engineering and software knowledge. Our products enable our customers to quickly deliver leading-edge technology products that are in high demand from consumers. As a result of the marketing program to integrate the three third-quarter acquisitions, the Company is consolidating all marketing efforts under the Cirrus brand name. Additionally, the Company is de-emphasizing the sub-brands of Crystal(R), Maverick(R), and 3CiTM, which were previously utilized, as well as the brands of the companies that we acquired.

RESULTS OF OPERATIONS

                                                                             PERCENTAGE OF NET SALES
                                                                   -------------------------------------------
                                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                   ---------------------   -------------------
                                                                   DEC. 29,     DEC. 30,   DEC. 29,   DEC. 30,
                                                                     2001         2000       2001       2000
                                                                   --------     --------   --------   --------

Net sales                                                            100%       100%       100%       100%

 Gross margin                                                          8%        40%        17%        41%
 Research and development                                             80%        16%        36%        17%
 Selling, general and administrative                                  31%        13%        22%        14%
 Restructuring costs and other, net                                    7%         0%         2%        (2)%
                                                                    ----       ----       ----       ----
  Income (loss) from operations                                     (110)%       11%       (43)%       12%
  Realized gain on sale of marketable equity securities                0%         1%         3%        15%
  Interest expense                                                     0%        (1)%        0%        (2)%
  Interest income                                                      1%         2%         2%         2%
  Other income                                                        (2)%       (1)%        0%         0%
                                                                    ----       ----       ----       ----
  Income (loss) before provision for income taxes                   (111)%       12%       (38)%       27%
  Provision for income taxes                                           0%         1%         0%         3%
  Minority interest in loss (income) of eMicro                         0%         0%         0%         0%
                                                                    ----       ----       ----       ----
  Income (loss) before extraordinary gain and accounting change     (111)%       11%       (38)%       24%
  Extraordinary gain, net of income tax                                0%         0%         0%         0%
  Cumulative effect of change in accounting principle                  0%         0%         0%         0%
                                                                    ----       ----       ----       ----
 Net income (loss)                                                  (111)%       11%       (38)%       24%
                                                                    ====       ====       ====       ====

NET SALES

     Net sales for the third quarter of fiscal 2002 of $77.0 million decreased by $131.0 million, or 63%, from $208.0 million for the third quarter of fiscal 2001. The decrease in net sales was due primarily to a decrease in Magnetic Storage net sales of $89.7 million to zero in the third quarter of fiscal 2002, in line with our previously announced decision to de-emphasize our magnetic storage chip business. Net sales from our Analog product line decreased $30.6 million, or 35%, in the third quarter of fiscal 2002 from the comparable quarter of the prior year, mainly due to market conditions. Net sales from our Internet product line decreased from $24.4 million in the third quarter of fiscal 2001, to $19.5 million in the third quarter of fiscal 2002. Net sales from All Other (which includes the product lines associated with the acquisitions we completed this fiscal quarter as well as products associated with discontinued businesses) decreased $6.3 million from the third quarter of fiscal 2001. Net sales for the third quarter of fiscal 2002 were essentially flat compared to net sales for the prior fiscal quarter.

     Net sales for the first three quarters of fiscal 2002 decreased by $245.0 million, or 42%, to $333.9 million from $578.9 million for the first three quarters of fiscal 2001. Analog net sales decreased $100.7 million, or 39%, to $160.4 million in the first nine months of fiscal 2002 primarily due to market conditions. Magnetic Storage net sales decreased $77.1 million during the same time period due to our exit from that product line in the second quarter of fiscal 2002. Internet net sales decreased $31.0 million, or 42%, in the first three quarters of fiscal 2002 as compared to the first three quarters of fiscal 2001, mainly due to the strong production ramp of Maverick(R) processors for MP3 players in advance of last year's Christmas season. All Other net sales in the first nine months of fiscal 2002 decreased $29.9 million from the first nine months of fiscal 2001. Corporate net sales decreased $6.3 million in the first nine months of fiscal 2002 versus the comparable period of the prior year, which included $5.2 million in revenue associated with the change in accounting principle as explained in more detail below.

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

     Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 77% and 85% of net sales in the third quarter of fiscal 2002 and fiscal 2001, respectively, and were 86% and 80% of net sales in the first three quarters of fiscal 2002 and fiscal 2001, respectively.

     Our sales are denominated primarily in U.S. dollars. From time to time, we enter into foreign currency forward exchange and option contracts to reduce the foreign currency exposures related to sales and balance sheet accounts denominated in yen.

     During the third fiscal quarter of 2002, sales to Thomson Multimedia S.A. accounted for 21% of net sales. During the first three quarters of fiscal 2002, sales to Fujitsu and Western Digital represented 25% and 11% of net sales, respectively. Sales to Fujitsu and Western Digital comprised approximately 24% and 13%, respectively, of net sales in the third quarter of fiscal 2001 and 21% and 11%, respectively, of net sales in the first three quarters of fiscal 2001.

GROSS MARGIN

     Gross margin as a percentage of net sales was 8% in the third quarter of fiscal 2002, down from 40% in the third quarter of fiscal 2001. Gross margin as a percentage of net sales was 17% and 41% in the first nine months of fiscal 2002 and 2001, respectively. The reduction in gross margin during the third quarter and the first nine months of fiscal 2002 was primarily the result of inventory charges recorded during those periods. In conjunction with the workforce reduction in the third quarter of fiscal 2002, the Company went through a detailed market and product review and, as a result, chose to de-emphasize certain products. During the third quarter of fiscal 2002 we recorded inventory charges of $20.1 million related to our restructuring efforts and exiting the magnetic storage business and $0.8 million, mainly to reserve inventory that was excess to short-term usage forecasts. We also recorded approximately $5.0 million in net cancellation charges associated with exiting a supply contract for magnetic storage products during the same quarter. During the first nine months of fiscal 2002, we recorded a net inventory charge of $56.3 million related to our restructuring efforts and exiting the magnetic storage business and $13.5 million, mainly to reserve inventory that was excess to short-term usage forecasts.

RESEARCH AND DEVELOPMENT EXPENSE

     Primarily as a result of our third-quarter acquisitions, research and development expense for the third quarter of fiscal 2002 of $61.5 million increased $27.6 million, or 82%, from $33.9 million in the third quarter of fiscal 2001 and research and development expense for the first three quarters of fiscal 2002 increased $19.9 million, or 20%, from the comparable period of the prior year. The increase in research and development costs for both time periods was primarily attributable to the write-off of in-process research and development related to completed acquisitions as well as ongoing expenses of those acquired companies, partially offset by reduced costs due to the implementation of cost reduction and expense control measures, including the workforce reductions in May 2001 and October 2001. During the third quarter and the first nine months of fiscal 2002 we wrote off in-process research and development costs of $29.4 million and $31.3 million, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expense in the third quarter of fiscal 2002 decreased $3.0 million, or 11%, to $24.1 million from $27.1 million in the third quarter of fiscal 2001. During the first three quarters of fiscal 2002, selling, general and administrative expense decreased to $72.0 million from $82.7 million in the comparable period of the prior year, a decline of 13%. The decrease for both time periods was primarily related to cost reduction and expense control measures implemented in the current fiscal year, partially offset by the ongoing expenses of the companies we have acquired in fiscal 2002. Despite the decline in absolute dollar amounts, selling, general and administrative expense as a percentage of net sales for the third quarter and first nine months of fiscal 2002 increased 18% and 8%, respectively, from the same periods in fiscal 2001 due to the reduction in our net sales in the current year.

RESTRUCTURING COSTS, GAIN ON SALE OF ASSETS AND OTHER, NET

     On May 2, 2001, we announced a change to our business model that de-emphasized our magnetic storage chip business and focused on consumer-entertainment electronics. On May 15, 2001, we announced cost-reduction actions to align company resources and expenses with this new business model. In connection with these strategic decisions, we eliminated approximately 120 employee positions worldwide from various business functions and job classes. During the first quarter of fiscal 2002, we recorded a restructuring charge of $1.9 million in operating expenses to cover costs associated with these workforce reductions.

     Continuing our restructuring efforts, on October 1, 2001, we announced plans to further reduce our worldwide workforce during the third quarter of fiscal 2002. We eliminated approximately 300 employee positions worldwide from various business functions and job classes during the third quarter of fiscal 2002 and recorded a restructuring charge of $4.5 million in operating expenses to cover costs associated with these workforce reductions. In conjunction with the third quarter workforce reduction, we also recorded a $1.0 million restructuring charge in operating expenses for costs associated with facility consolidations. These restructuring efforts, along with the May workforce reduction, are expected to result in operating expense savings over the next twelve months of roughly $25 million to $30 million. Such operating expense savings will be more than offset by the ongoing expenses of the companies we acquired in fiscal 2002.

     During the second quarter of fiscal 2001, we recorded $1.8 million in income due to the final resolution of the MiCRUS restructuring agreement. During the first fiscal quarter of 2001, we recorded $12.5 million in income to recognize the receipt of two previously reserved notes from Intel Corporation ("Intel") on behalf of Basis Communications Corporation ("Basis").

REALIZED GAINS ON THE SALE OF MARKETABLE EQUITY SECURITIES AND INVESTMENTS

     During the third quarter of fiscal 2001, the first nine months of fiscal 2002 and the first nine months of fiscal 2001, we recorded gains of $3.0 million, $1.2 million and $6.0 million, respectively, related to the sale of call options in Openwave Systems, Inc. (formerly known as Phone.com) common stock. Also, during the first three quarters of fiscal 2002 and 2001, we recognized gains on the sale of marketable equity securities of $9.8 million and $78.5 million, respectively. These gains were related to the fiscal 2001 sale of our holdings of approximately 1 million shares of Series A preferred stock and
0.5 million shares of common stock in Basis to Intel for $91.8 million.

The sale was part of a tender offer whereby Intel purchased the outstanding preferred and common stock of Basis for $61.18 per share. Intel withheld from the total consideration paid $11.2 million pursuant to the indemnification provisions of the merger agreement between Intel and Basis, of which $9.8 million was received in the first quarter of fiscal 2002.

INTEREST EXPENSE

     Interest expense was essentially zero for the third fiscal quarter of 2002, compared to $1.6 million for the third quarter of fiscal 2001. Interest expense was $0.1 million for the first three fiscal quarters of 2002, compared to $11.7 million for the first three fiscal quarters of 2001. The decrease in interest expense was primarily due to the repurchase and conversion of our 6% convertible subordinated notes during fiscal 2001.

INTEREST INCOME

     Interest income was $1.0 million for the third quarter of fiscal 2002 and $4.8 million for the third quarter of fiscal 2001. Interest income was $5.3 million for the first nine months of fiscal 2002 and $13.9 million for the first nine months of fiscal 2001. The decrease for both these periods was primarily due to lower cash and cash equivalent balances, on which interest was earned during fiscal 2002, and to lower interest rates in fiscal 2002. Additionally, we recorded non-recurring interest income in the first quarter of fiscal 2001 of $1.4 million related to interest received on two outstanding notes receivable that had previously been written off.

INCOME TAXES

     We have not accrued income tax expense for the three months and the nine months ended December 29, 2001 because of the losses incurred for those time periods and forecasted for the fiscal year ended March 30, 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

     We used approximately $34.6 million of cash and cash equivalents in our operating activities during the first nine months of fiscal 2002, primarily due to a decline in accounts payable and accrued liabilities and the cash components of our net loss. These uses of cash were partially offset by a decrease in accounts receivable and gross inventory levels. The cash provided by operations in the first three quarters of fiscal 2001 was primarily the result of operating profits, partially offset by increases in inventory and accounts receivable.

     We used $18.1 million in cash for investing activities during the first three quarters of fiscal 2002, primarily due to the acquisition of Peak Audio, Inc. and LuxSonor Semiconductors, Inc., compared to cash provided by investing activities of $112.7 million during the comparable period of fiscal 2001. The cash provided by investing activities for fiscal 2001 was primarily due to the sale of our interest in Basis and the decrease in restricted cash due to reduced lease commitments, partially offset by capital expenditures and technology investments.

     We used $63.6 million in cash for financing activities during the first nine months of fiscal 2002 primarily related to the repurchase of approximately
6.4 million shares of stock for $68.7 million. During the first nine months of fiscal 2001, we used $11.1 million in cash for financing activities primarily related to the repurchase of $28.1 million par value of our 6% convertible subordinated notes for $24.9 million.

     As of December 29, 2001, we had $149.2 million of cash, cash equivalents and restricted cash. We currently have a $9 million letter of credit secured by $10 million cash. The letter of credit was issued to secure certain of our obligations under our lease agreement for a new headquarters facility in Austin, Texas. The cash collateral for this letter of credit is classified as restricted cash. As a result of the acquisition of Stream Machine, we also have $2.3 million in restricted cash securing a letter of credit related to Stream Machines' office lease.

     As of December 29, 2001, accounts receivable included $73 million in disputed receivables associated with ongoing litigation with Fujitsu and Western Digital (see further discussion in Note 10 to the financial statements). We remain confident these receivables are collectible. If we are not successful in collecting these receivables, we will record a charge to operating expense for the amount determined to be uncollectible.

     Although we cannot assure that we will be able to generate cash in the future, we anticipate that our existing capital resources and cash flow generated from future operations will enable us to maintain our current level of operations for the foreseeable future.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

      There are numerous factors that affect our business and the results of our operations. These factors include strong competition in the integrated circuit market; general economic and business conditions, including a downturn in our industry; our ability to introduce new products on a timely basis and market acceptance of those new products; the level of demand for our existing products; our ability to efficiently integrate acquired businesses; delays in product development; customer demand for our products; defects in our products, which could reduce the sales of those products or result in claims against us; risks associated with our significant international sales; potential intellectual property claims; our ability to effectively manage our operating costs consistent with our reduced revenue forecasts; adverse results of current litigation; continued investments in research and development, which are required for us to develop new products; and the effects of terrorist activities and possible military action, which may cause disruptions to general economic, market and political conditions throughout the world, as well as may disrupt our receipt of shipments we need for our products or may disrupt our delivery of products to customers. For a discussion of these and other factors affecting our business, see "Item 1 - Business - Factors That May Affect Future Operating Results" in our Annual Report on Form 10-K for the year ended March 31, 2001.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to Part II, Item 7a, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

     See Note 10 to the financial statements.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     Not applicable.

(b)  Reports on Form 8-K:

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

                             CIRRUS LOGIC, INC.

                             By:  /s/ STEVEN D. OVERLY
                             Steven D. Overly
                             Senior Vice President, Administration, acting Chief
                              Financial Officer, and General Counsel
                             Date: February 12, 2002