Form 10-K
period 2002-03-30
CIRRUS LOGIC INC
filed 2002-06-19
CIK 772406

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

           [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended March 30, 2002

          [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from __________ to __________

                               -----------------

                        Commission File Number 0-17795

                              CIRRUS LOGIC, INC.

                                   DELAWARE
                                                      77-0024818
                           (State of incorporation)
                                                      (I.R.S. ID)

                 4210 South Industrial Drive, Austin, TX 78744

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   Aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of May 31, 2002, was approximately $643 million based upon the closing price reported for such date on the NASDAQ National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

   As of May 31, 2002, the number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 83,029,195.

                      DOCUMENTS INCORPORATED BY REFERENCE

   There is incorporated by reference in Part III of this Annual Report on Form 10-K certain information contained in the registrant's proxy statement for its annual meeting of stockholders to be held July 24, 2002, which will be filed by the registrant within 120 days after March 30, 2002.

================================================================================

                              CIRRUS LOGIC, INC.

                                   FORM 10-K

                   For The Fiscal Year Ended March 30, 2002

                                     INDEX

PART I
Item 1.  Business.............................................................................    3
Item 2.  Properties...........................................................................   16
Item 3.  Legal Proceedings....................................................................   16
Item 4.  Submission of Matters to a Vote of Securities Holders................................   16

PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters................   17
Item 6.  Selected Consolidated Financial Data.................................................   18
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations   18
Item 7a. Quantitative and Qualitative Disclosures About Market Risks..........................   27
Item 8.  Financial Statements and Supplementary Data..........................................   28
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures   60

PART III
Item 10. Directors and Executive Officers of the Registrant...................................   60
Item 11. Executive Compensation...............................................................   60
Item 12. Security Ownership of Certain Beneficial Owners and Management.......................   60
Item 13. Certain Relationships and Related Transactions.......................................   60

PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................   61
         Signatures...........................................................................   63
         Exhibit Index........................................................................   64

                                    PART I

ITEM 1.  Business

   Cirrus Logic ("we", "us", "our", "the Company") is a leading supplier of high-performance analog and digital signal processing ("DSP") chip solutions for consumer entertainment electronics that allow people to see, hear, connect, and enjoy digital entertainment. Our chip solutions or integrated circuits ("ICs"), employ high-performance analog and DSP technologies to manipulate and improve the quality of audio, video, and connectivity signals. Our ICs also convert signals from digital-to-analog and analog-to-digital, as is frequently required in electronic equipment. An audio chip solution that can perform both of these conversion functions is referred to as a coder-decoder or codec. Codecs and other devices that process both digital and analog signals are referred to as mixed-signal devices. Our mixed-signal devices are designed for specific markets that derive value from our expertise in advanced mixed-signal design processing, systems-level engineering, and software knowledge. Our chip solutions enable original equipment manufacturers ("OEMs") to accelerate development of leading-edge digital entertainment products that are in high consumer demand.

   We were founded in 1984 and were reincorporated in the State of Delaware in February 1999. With headquarters in Austin, Texas and major sites in California (Fremont and El Dorado Hills) and Colorado (Broomfield and Boulder), we also serve customers from international offices in Japan, Asia and Europe. Our common stock, which has been publicly traded since 1989, is listed on the NASDAQ National Market under the symbol CRUS.

   During fiscal 2002, we acquired the assets of Peak Audio, Inc. and 100% of the voting shares of ShareWave, Inc., LuxSonor Semiconductors, Inc. and Stream Machine Company. These acquisitions provided us with additional technology and products in our three product groups explained below.

Markets and Products

   Our products are currently used in the consumer electronics, personal computer, telecommunications, and data acquisition markets. During the last several years and most of fiscal 2002, we organized our products into the following three principal product groups:

Analog Products: consumer audio, industrial automation and control, data acquisition, personal computer, and communication applications

Internet Solutions: optical storage and embedded processor applications

Magnetic Storage: hard disk drive and read/write applications

   During fiscal 2002, we exited the magnetic storage chip business, completed four acquisitions and changed our business model to focus on consumer entertainment electronics. As a result of these events, we began reporting on our products using three new product groups effective with the fourth quarter of fiscal 2002. The new product groups are:

Audio Products: consumer audio analog converters, consumer audio DSP, embedded audio processors, personal computer audio, and data acquisition

Video Products: DVD optical servo controllers, DVD video decoders, and MPEG-2 video recording

Connectivity Products: embedded Ethernet, wireless networking, and communications

   We offer more than 200 products to over 4,000 customers worldwide, through both direct and indirect sales channels. Our major customers are among the world's leading electronics manufacturers and include Apple, Bose, Creative Technologies, Dell, Denon, Harman Kardon, Hitachi, IBM, Kenwood, Pace, Panasonic, Philips, Pioneer, Samsung, Schlumberger, SONICblue (formerly S3/Diamond Multimedia), Sony, and Thomson Multimedia.

   We target both large existing and emerging growth consumer entertainment markets that derive value from our expertise in advanced mixed-signal design processing, systems-level engineering, and software expertise. This expertise is most evident in our ICs and related operating systems as well as subsystem modules or system equipment designs and related software.

Audio Products

   Our audio group of products is utilized in consumer audio, embedded audio processor, and PC audio products, as well as in industrial data acquisition and measurement products. Our industrial products serve as technology drivers for advanced mixed-signal techniques that have potential use in our broader consumer product line.

Consumer Audio

   We currently offer more than 100 products for the consumer, professional, and automotive audio markets in our consumer audio product line.

   Our consumer products are incorporated into a wide range of audio equipment in the high-fidelity audio market, including audio/video receivers and amplifiers, home-theater systems, cable and satellite set-top boxes, digital audio tape recorders, audio and video compact disc players and recorders, powered speakers, DVD players, DVD receivers, DVD recorders and MP3/WMA ("Windows Media Audio") compressed audio players. DVD players use an optical disc technology that is expected to replace the audio and video compact disc ("CD"), as well as the computer CD-ROM, over the next few years due to its significantly greater storage capacity. MP3 technology typically provides a greater than ten-to-one file size reduction for digital audio content. By using MP3 compression, approximately 30 minutes of audio content can be loaded into a small form factor, 32 MB solid-state portable music player versus an hour using WMA compression. Additionally, approximately 11 hours of audio content can be loaded onto a standard CD disc by using MP3 compression versus approximately 22 hours of audio content using WMA compression. Our processor and mixed-signal products convert the player's internal digital sound output into an analog audio signal.

   Our products include audio analog-to-digital converters, audio digital-to-analog converters, audio codecs that combine analog-to-digital and digital-to-analog converters in a single package, Pulse Width Modulation ("PWM") audio amplifiers, audio digital interface components, TV encoders, and a family of audio decoders that use DSP technology and that support the principal standards in the audio industry, such as Dolby Digital(R) (AC-3), Advanced Audio Codec(R) ("AAC"), Digital Theater System(R) ("DTS"), including support for the new DTS 96/24 standard, Moving Picture Experts Group ("MPEG") audio decoding, Prologic/Prologic II, THX, and other special sound effects processing. Our customers include Aiwa, Bose, Harman Kardon, Kenwood, LG, Marantz, Onkyo, Panasonic, Pioneer, RCA/Thomson, Sony, and Yamaha. We are a leading supplier of digital audio devices for both the MP3 player market and the audio/video receiver markets.

   Our professional and automotive products include audio analog-to-digital converters, audio digital-to-analog converters, audio digital interface products, audio sample rate converters, and products that enhance audio signal quality using DSP technology. Our professional and automotive products are incorporated in high-end professional recording equipment, high performance digital mixing consoles, special effects processors, musical instrument amplifiers, and automotive stereo systems.

Computer Audio

   We currently offer more than 15 computer audio products for use in personal computers and workstations. A workstation is a computer intended for individual use, which is faster and more capable than a personal computer. Our chips are incorporated into the motherboards of desktop and notebook computers and workstations, as well as in external cards that plug into computers and workstations that enable audio functions on those machines. We are one of the leading suppliers of stereo audio chips for the personal computer and workstation markets. Our chips provide a cost-effective solution for multi-channel upgradability. Our chips provide high quality audio signals for the input and output functions of personal computer and workstation audio products. Our chips support a range of personal computer and workstation audio systems, including those that offer three dimensional sound effects and music synthesis, such as sound processing and mixing capabilities, as well as compatibility with standard audio software packages, such as SoundBlaster(R) and Microsoft DirectSound(R). Our computer audio products enhance the sound quality and audio capabilities of personal computers and workstations. These products include personal computer interface digital signal processors, which enable advanced audio functions. These advanced audio functions include music synthesis, including sound processing and mixing capabilities for gaming, MP3 encode and decode Dolby Digital(R) and DTS(R) add-in cards to enhance the home theater listening experience. Our other products that enhance the sound quality and audio capabilities of personal computers and workstations include controller products, which enable special sound effects processing in personal computers and workstations and allow personal computer gamers to perceive sound as coming from various points around them in a three-dimensional space, sound equalizers, acoustic echo cancellation for high quality Internet audio, acceleration for Microsoft DirectSound(R), and other standard industry interfaces such as Aerial 3D ("A3D") and Environmental Audio Extension ("EAX"). Our principal customers include Creative Technologies, Dell, Hewlett Packard, Intel, and IBM.

Market Specific Processors

   We develop and market highly integrated, system-on-chip ("SOC") products for emerging consumer applications. SOC products integrate a number of different functions or systems onto a single chip. In the past, most electronic products required multiple chips to perform different functions; reducing the number of chips in a design allows space and cost savings for consumers. Our current SOC designs are based on processor cores licensed from ARM Ltd. and are marketed as market-specific processors. These products are designed for use in digital audio devices, handheld information appliances and Internet computing devices. Currently, we are the leading supplier of chips in the portable digital audio market, with customers including SONICblue, Creative Technologies, Hewlett-Packard, Samsung and iRiver. We expect our next generation of chips to enable further growth of the digital audio market via a new home entertainment appliance called the Digital Audio Jukebox. This product compresses music acquired over the Internet or from personal collections, stores the music on a local hard disk drive, and allows the music to be played over a home entertainment system. Other chips specifically target applications such as personal digital assistants ("PDAs") and Internet information appliances, such as electronic books and low-cost Internet terminals.

Data Acquisition

   We design and market analog, digital and mixed-signal chips for data acquisition, instrumentation and process control applications. In addition to supporting the data acquisition product line, the advanced mixed-signal technologies developed for this product line have potential use across our broader line of consumer entertainment products. Our data acquisition product line includes more than 100 products used in industrial automation, instrumentation, medical, military and geophysical applications. Types of applications include the measurement of energy usage in power meters and fluorescent light fixtures, temperature gauges for industrial and medical use, seismic devices for oil field and seismology applications and high-precision weigh scales for commercial and scientific use. Our broad line of analog-to-digital converters consists of general purpose and low frequency measurement devices. These devices use patented self-calibration techniques that improve accuracy and reduce system-level cost. Our customers include National Instruments, Rockwell Automation and Schlumberger.

Video Products

   Our video group of products consists of chip solutions for DVD optical servo controllers, DVD video decoders and MPEG-2 video recording.

Optical Storage

   For several years, we have supplied CD-ROM and CD-RW products, which are principally targeted at PC-based markets. CD-ROM drives do not allow writing to the compact disc. CD-ROM drives have been developed that permit users of personal computers and workstations to record on CD-ROMs either one time, referred to as CD-R drives, or numerous times, referred to as CD-RW drives. The information stored on a CD is transmitted to the computer or workstation through a device referred to as a decoder and is written to CD-R or CD-RW through a device referred to as an encoder. In fiscal 2001, we discontinued our CD-ROM decoder products. In fiscal 2002, we decided to discontinue our CD-RW products. We expect to make our final shipment of CD-RW parts in the first half of fiscal 2003.

   We also provide chips for the DVD drive electronics market. We completed development of a DVD drive manager (CL3710) in fiscal 2001. This highly integrated, high performance chip solution was designed to serve a variety of DVD applications, including PC-based DVD-ROM drives, consumer DVD players, and DVD-based game consoles. We began making production shipments of this device at the end of fiscal 2001 and are now shipping in significant volumes.

   We currently sell a large volume of CL3710 products to Thomson Multimedia S.A. for inclusion in Microsoft's Xbox. In addition, we are leveraging the technologies acquired in the acquisition of LuxSonor in fiscal 2002 by combining both drive electronics with MPEG decoder on a single board to provide a complete DVD player solution on a single board. This product is being aggressively marketed in Asia.

   Looking forward, we expect to take further advantage of the combined technologies of DVD drive and MPEG decoder to provide cost effective volume products for the DVD player market.

DVD Processors

   This product line, which resulted from the acquisition of LuxSonor, provides chips and software for controlling the functionality of DVD disc navigation along with digital audio and video decompression within consumer DVD players. Currently we are shipping a first-generation device called the CS98000 and a second-generation product, called the CS98100, which also includes the video digital-to-analog converters to provide additional system cost reduction.

Video Recording

   As a result of our acquisition of Stream Machine during fiscal 2002, we acquired MPEG-2 video recording technology with expertise in digital audio and video, including architecture, algorithms, and compression technology. We have assimilated this technology and expertise, and are now developing and marketing video codecs and audio/video codecs for use in consumer electronics, including desktop video editing, personal video recorders ("PVR") and DVD recording. We are currently shipping these products in volume.

Connectivity

   Our connectivity group of products includes chips for embedded Ethernet, wireless networking, and communications products.

Communications

   We design and market embedded Ethernet chips for use in broadband access customer premises equipment, such as digital cable set-top boxes, cable modems, and DSL modems. These broadband access devices, also known as "residential gateways," enable home users to access voice, video and data content, typically using the Internet, over a single communications connection. The same Ethernet chips are commonly used in other embedded applications, such as Voice Over Internet Protocol ("VoIP") telephones, industrial controllers, and wireless access points. In addition, we develop and market telephony ICs, primarily T1/E1/J1 Line Interface Units, which provide switched interface solutions for telecommunications and data communications equipment.

Wireless Networking

   As a result of the acquisition of ShareWave, we now provide one of the industry's best wireless LAN technologies for meeting the unique needs of the home, including multimedia support, reduced interference from common household devices, and ease of use. We deliver a solution for seamlessly transmitting high-fidelity entertainment content, including MPEG-2 video and CD-quality audio, wirelessly throughout the home. Our technology is capable of transmitting the full range of multimedia content, including video, audio, voice, and data within the home environment. Accordingly, common household interferers such as microwave ovens and cordless phones do not adversely affect our wireless technology.

   Our technology portfolio includes wireless network controllers that support IEEE 802.11b standards, Whitecap(TM) network protocols, including 802.11 media access controller ("MAC") technology, plus multimedia and quality of service ("QoS") extensions and a broad range of radio and system reference designs. Whitecap technology delivers a wireless local area network ("WLAN") solution capable of seamlessly transmitting high-quality audio and video entertainment throughout the home. Our technology enables a new range of wireless consumer devices, such as networked set-top boxes, residential gateways, personal video recorders, DVD players, wireless MP3 players, mobile web pads, and digital audio and video jukeboxes. It also facilitates the deployment of a broad range of new digital content and services, including video-on-demand, audio-on-demand, VoIP, and streaming media.

   Our products capitalize on the rapidly growing broadband access, digital media, and home networking markets. The current wave of home networking applications centers on broadband Internet deployment to the home. Home networks enable consumers to extend their broadband connection (and the content and services delivered through this connection) from the initial point of termination in the home to a variety of PCs and non-PC devices located throughout the household. The next wave of applications centers on digital entertainment distribution, both over the broadband connection and among devices within the home. Home networks will enable consumers to connect these disparate devices and content sources for access to any digital content. We expect that this wave of applications will drive home networking adoption beyond early adopter market segments and into the mainstream consumer market.

Magnetic Storage Business Group

   For more than 15 years, we supplied chips that performed the key electronics functions contained in advanced magnetic and removable disk drives for personal computers and workstations. During the first quarter of fiscal 2002, we announced that we were de-emphasizing our magnetic storage chip business and focusing on consumer entertainment electronics. We completed our exit from the magnetic storage chip business during the second quarter of fiscal 2002. Our magnetic storage customers during fiscal 2002 included Fujitsu, Hitachi, and Western Digital. As discussed in Note 8 in the Notes to our Consolidated Financial Statements contained in "Item 8 - Financial Statements and Supplementary Data," we are currently involved in lawsuits with Fujitsu and Western Digital.

Manufacturing

   We contract with third parties for all of our wafer fabrication and assembly, as well as a portion of our testing. Our fabless manufacturing strategy allows us to concentrate on our design strengths, minimize fixed costs and capital expenditures, and access advanced manufacturing facilities. After wafer fabrication by the foundry, third-party assembly vendors package the wafer die. The finished products are then sent for testing, either to third-party testers or to our internal test facility, before shipment to our customers. Our manufacturing organization qualifies each product, participates in process and package development, defines and controls the manufacturing process at our suppliers, develops test programs, and performs production testing of products in accordance with our ISO-certified quality management system. We use multiple foundries, assembly houses, and test houses.

Patents, Licenses and Trademarks

   To protect our products and technology, we rely on trade secret, patent, copyright, and trademark laws. We apply for patents arising from our research and development activities and intend to continue this practice in the future to protect our products and technologies. As of March 30, 2002, we held 850 U.S. patents, 313 U.S. patent applications pending, and various corresponding international patents and applications. Our U.S. patents expire in years 2005 through 2021.

   We have obtained U.S. federal registrations for the CIRRUS LOGIC(R) and CIRRUS(R) trademarks, and our Cirrus Logic logo trademark. These U.S. registrations may be renewed as long as the marks continue to be used in interstate commerce. We have also filed or obtained foreign registration for these marks in other countries or jurisdictions where we conduct, or anticipate conducting international business.

   To complement our own research and development efforts, we have also licensed, and expect to continue to license, a variety of intellectual property and technologies important to our business from outside parties.

Research and Development

   We concentrate our research and development efforts on the design and development of new products for each of our principal markets and on the continued enhancement of our design automation tools. We also fund certain advanced process technology development, as well as other emerging product opportunities. Expenditures for research and development in fiscal 2002, 2001 and 2000 were $121.6 million, $127.6 million, $121.4 million, respectively. These amounts exclude acquired in-process research and development expenses of $31.3 million and $8.0 million in fiscal years 2002 and 2000, respectively. Our future success is highly dependent upon our ability to develop complex new products, to transfer new products to production in a timely fashion, to introduce them to the marketplace ahead of the competition, and to have them selected for design into products of leading systems manufacturers.

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

Sales, Marketing and Technical Support

   Our products are sold worldwide; however, we sell principally to Asia. Export sales, which include sales to U.S.-based customers with manufacturing plants overseas, were 85% in fiscal 2002, 82% in fiscal 2001, and 75% in fiscal 2000. We maintain a worldwide sales force, which is intended to provide geographically specific selling support to our customers and specialized selling of product lines with unique customer bases.

   The domestic sales force includes a network of regional direct sales offices located in California, Colorado, Florida, Illinois, Maryland, Massachusetts, Oregon, Texas, and Virginia. International sales offices and organizations are located in China, Germany, Hong Kong, Japan, Korea, Singapore, Taiwan, and the United Kingdom. We supplement our direct sales force with sales representative organizations and distributors. Technical support staff is located at the sales offices and at our facilities in California, Colorado, Texas, India, Japan, and several locations in China.

Backlog

   Sales are made primarily pursuant to standard short-term purchase orders for delivery of standard products. The quantity actually ordered by the customer, as well as the shipment schedules, are frequently revised to reflect changes in the customer's needs. As a result, we believe that our backlog at any given time is not a meaningful indicator of future revenues.

Employees

   As of March 30, 2002, we had approximately 1,203 full-time equivalent employees, of whom 49% were engaged in research and product development activities, 33% in sales, marketing, general and administrative activities, and 18% in manufacturing activities. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering, and management personnel.

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

Factors Affecting Our Business and Prospects

   Our business faces significant risks. The risk factors set forth below may not be the only ones that we face. Additional risks that we are not aware of yet or that currently are not material may adversely affect our business operations.

THE HIGHLY CYCLICAL SEMICONDUCTOR EQUIPMENT INDUSTRY IS EXPERIENCING A SIGNIFICANT DOWNTURN.

   We are subject to cyclical business cycles, and it is difficult to predict the timing, length, or volatility of these cycles. We believe that the current industry downturn, which began in the third calendar quarter of 2000, may be the most serious and prolonged decline in history. During these downturns, customers usually reduce purchases, delay delivery of products, and/or cancel orders. These downturns create pressure on our net sales, gross margin, and operating income. In addition, these downturns may result in retention issues with our employees, who are vital to our success.

   During each downturn, we must quickly align our cost structure with prevailing market conditions, as well as motivate and retain key employees. We cannot assure you that this downtown, as well as any future downturn, in the industry will not be severe, or that any such downturn will not have a material adverse effect on our business and results of operations. We cannot assure you that we will not experience substantial period-to-period fluctuations in operating costs due to general semiconductor industry conditions or other factors.

OUR BUSINESS IS HIGHLY DEPENDENT ON THE EXPANSION OF THE CONSUMER DIGITAL ENTERTAINMENT ELECTRONICS MARKET.

   We have changed the focus of our business to consumer digital entertainment electronics. We are focusing on DVD players and recorders, A/V receivers, personal audio players, home media servers, set-top boxes, and personal video recorders. We expect the consumer digital market to expand; however, our strategy may not be successful. Given the current economic environment and the large installed base of VCRs and other consumer electronics products, consumer spending on DVD players and other home electronic products may not increase as expected. In addition, the potential decline in consumer confidence and consumer spending relating to future terrorist attacks or war could have a material adverse effect on our business.

WE HAVE HISTORICALLY EXPERIENCED FLUCTUATIONS IN OUR OPERATING RESULTS AND EXPECT THESE FLUCTUATIONS TO CONTINUE IN FUTURE PERIODS.

   Our quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect our net sales, gross margins and operating income. These factors include:

  .  the volume and timing of orders received,

  .  changes in the mix of our products sold,

  .  market acceptance of our products and the products of our customers,

  .  the successful integration of companies we have acquired,

  .  competitive pricing pressures,

  .  our ability to introduce new products on a timely basis,

  . fixed costs associated with minimum purchase commitments under supply contracts if demand decreases,

  .  the timing and extent of our research and development expenses,

  .  cyclical semiconductor industry conditions,

  .  the failure to anticipate changing customer product requirements,

  .  fluctuations in manufacturing costs,

  .  disruption in the supply of wafers or assembly services,

  .  the ability of customers to pay us,

  .  increases in material costs,

  . certain production and other risks associated with using independent manufacturers, and

  . product obsolescence, price erosion, competitive developments, and other competitive factors.


   Historically in the integrated circuit industry, average selling prices of products have decreased over time. If we are unable to introduce new products with higher margins or reduce manufacturing costs to offset anticipated decreases in the prices of our existing products, our operating results will be adversely affected. Our business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without penalty to the customer. In addition, because of fixed costs in the integrated circuit industry, we are limited in our ability to reduce costs quickly in response to any revenue shortfalls. Because of the foregoing or other factors, we may experience material adverse fluctuations in our future operating results on a quarterly or annual basis.

   In fiscal 2002, sales to Thomson Multimedia accounted for approximately 16% of net sales, a significant portion of which was attributable to Microsoft's Xbox. As a result, a significant decrease in Xbox-related orders from Thomson could have a material adverse effect on our business.

OUR SUCCESS DEPENDS ON OUR ABILITY TO INTRODUCE NEW PRODUCTS ON A TIMELY BASIS.

   Our success depends upon our ability to develop new products for new and existing markets, to introduce such products in a timely manner, and to have such products gain market acceptance. The development of new products is highly complex and from time to time, we have experienced delays in developing and introducing them. Successful product development and introduction depends on a number of factors, including:

  .  proper new product definition,

  .  timely completion of design and testing of new products,

  .  achievement of acceptable manufacturing yields, and

  .  market acceptance of our products and the products of our customers.

   Although we seek to design products that have the potential to become industry standard products, we cannot assure you that the market leaders will adopt any products introduced by us, or that any products initially accepted by our customers that are market leaders will become industry standard products. Both revenues and margins may be materially affected if new product introductions are delayed, or if our products are not designed into successive generations of our customers' products. We cannot assure you that we will be able to meet these challenges, or adjust to changing market conditions as quickly and cost-effectively as necessary to compete successfully. Our failure to develop and introduce new products successfully could harm our business and operating results.

   Successful product design and development is dependent on our ability to attract, retain, and motivate qualified design engineers, of which there is a limited number. Due to the complexity and variety of precision linear and mixed-signal circuits, the limited number of qualified circuit designers, and the limited effectiveness of computer-aided design systems in the design of such circuits, we cannot assure you that we will be able to successfully develop and introduce new products on a timely basis.

WE MAY FACE DIFFICULTIES INTEGRATING AND MAY INCUR COSTS ASSOCIATED WITH OUR PAST ACQUISITIONS AND ANY FUTURE ACQUISITIONS.

   We acquired LuxSonor Semiconductors, Inc., ShareWave, Inc. and Stream Machine Company, as well as the assets of Peak Audio, Inc., in fiscal 2002. We could experience difficulties in integrating the personnel, products, technologies, and operations of these companies. Integrating acquired businesses involves a number of other risks, including, but not limited to:

  .  the potential disruption of our ongoing business,

  .  unexpected costs or incurring unknown liabilities,

  . the diversion of management's resources from other business concerns involved in identifying, completing, and integrating acquisitions,

  .  the inability to retain the employees of the acquired businesses,

  . difficulties relating to integrating the operations and personnel of the acquired businesses,

  . adverse effects on the existing customer relationships of acquired companies,

  .  the potential incompatibility of business cultures,

  . entering into markets and acquiring technologies in areas in which we have little experience, and

  . acquired intangible assets becoming impaired as a result of technological advancements, or worse-than-expected performance of the acquired company.

     If we are unable to successfully address any of these risks, our business could be harmed.

WE HAVE SIGNIFICANT INTERNATIONAL SALES AND RISKS ASSOCIATED WITH THESE SALES THAT COULD HARM OUR OPERATING RESULTS.

   Export sales, principally to Asia, include sales to U.S-based customers with manufacturing plants overseas, and accounted for 85%, 82%, and 75% of our net sales in fiscal 2002, 2001, and 2000, respectively. We expect export sales to continue to represent a significant portion of product sales. This reliance on sales internationally subjects us to the risks of conducting business internationally, including political and economic conditions. For example, the financial instability in a given region, such as Asia, may have an adverse impact on the financial position of end users in the region, which could impact future orders and/or the ability of such users to pay us, or our customers, which could also impact the ability of such customers to pay us. While we expect to carefully evaluate the collection risk related to the financial position of customers and potential customers in structuring the terms of sale, in determining whether to accept sales orders, and in evaluating the recognition of revenue, if a region's volatility harms the financial position of our customers, our results of operations could be harmed. Our international sales operations involve a number of other risks, including:

  .  unexpected changes in regulatory requirements,

  .  changes in diplomatic and trade relationships,

  . delays resulting from difficulty in obtaining export licenses for technology,

  .  tariffs and other barriers and restrictions,

  . competition with foreign companies or other domestic companies entering the foreign markets in which we operate,

  .  longer sales and payment cycles,

  .  problems in collecting accounts receivable,

  .  political instability, and

  .  the burdens of complying with a variety of foreign laws.

   In addition, while we may buy hedging instruments to reduce our exposure to currency exchange rate fluctuations, our competitive position can be affected by the exchange rate of the U.S. dollar against other currencies, particularly the Japanese yen. Consequently, increases in the value of the dollar would increase the price in local currencies of our products in foreign markets and make our products relatively more expensive. We cannot assure you that regulatory, political, and other factors will not adversely affect our operations in the future or require us to modify our current business practices.

THE EXPANSION OF OUR INTERNATIONAL OPERATIONS SUBJECTS OUR BUSINESS TO ADDITIONAL ECONOMIC RISKS THAT COULD HAVE AN ADVERSE IMPACT ON OUR BUSINESS.

   In addition to export sales constituting a majority of our net sales, we are expanding our international operations. Specifically, we have recently focused our efforts on expanding in the People's Republic of China. Expansion into this region has required and will continue to require significant management attention and resources. We have limited experience in the Chinese culture and may not succeed in expanding our presence into this market or other international markets. Failure to do so could harm our business. In addition, there are risks inherent in expanding our presence into foreign regions, including, but not limited to:

  .  difficulties in staffing and managing foreign operations,

  .  failure of foreign laws to protect our U.S. proprietary rights adequately,

  . additional vulnerability from terrorist groups targeting American interests abroad,

  .  legal uncertainty regarding liability and compliance with foreign laws, and

  .  regulatory requirements.

OUR PRODUCTS ARE COMPLEX AND COULD CONTAIN DEFECTS, WHICH COULD REDUCE SALES OF THOSE PRODUCTS OR RESULT IN CLAIMS AGAINST US.

   Product development in the markets we serve is becoming more focused on the integration of functionality on individual devices. There is a general trend towards increasingly complex products. The greater integration of functions and complexity of operations of our products increase the risk that our customers or end users could discover latent defects or subtle faults after volumes of product have been shipped. This could result in:

  .  material recall and replacement costs for product warranty and support,

  . adverse impact to our customer relationships by the recurrence of significant defects,

  . delay in recognition or loss of revenues, loss of market share, or failure to achieve market acceptance, and

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

OUR SALES MAY FLUCTUATE DUE TO SEASONALITY OF CUSTOMER DEMAND.

   As we focus more on the consumer entertainment market, we are more likely to be affected by seasonality in the sales of our products. Approximately half of consumer electronics products are sold during the holiday season. As a result, we expect a disproportionate amount of our sales to occur in the second and third fiscal quarters in anticipation of the holiday season.

IF WE FAIL TO ATTRACT, HIRE, AND RETAIN QUALIFIED PERSONNEL, WE MAY NOT BE ABLE TO DEVELOP, MARKET, OR SELL OUR PRODUCTS OR SUCCESSFULLY MANAGE OUR BUSINESS.

   Competition for personnel in our industry is intense. The number of technology companies in our geographic area is greater than it has been historically, and we expect competition for qualified personnel to intensify. There are only a limited number of people in the job market with the requisite skills. Our human resources organization focuses significant efforts on attracting and retaining individuals in key technology positions. Declining stock market prices, however, make retention more difficult, as prior equity grants contain less value and key employees pursue equity opportunities elsewhere. In addition, start-up companies generally offer larger equity grants to attract individuals from more established companies. The loss of the services of any key personnel or our inability to hire new personnel with the requisite skills could restrict our ability to develop new products or enhance existing products in a timely manner, sell products to our customers, or manage our business effectively.

SHIFTS IN INDUSTRY-WIDE CAPACITY MAY CAUSE OUR RESULTS TO FLUCTUATE, SUCH SHIFTS HAVE RESULTED, AND COULD IN THE FUTURE RESULT IN SIGNIFICANT INVENTORY WRITE-DOWNS.

   Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages, may result in significant fluctuations in our quarterly and annual operating results. We must order wafers and build inventory well in advance of product shipments. Because the integrated circuit industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand, or technological obsolescence, there is a risk that we will forecast inaccurately and produce excess or insufficient inventories of particular products. This inventory risk is heightened because many of our customers place orders with short lead times. Due to the product manufacturing cycle characteristic of integrated circuit manufacturing and the inherent imprecision by our customers to accurately forecast their demand, product inventories may not always correspond to product demand, leading to shortages or surpluses of certain products. As a result of such inventory imbalances, future inventory write-downs may occur due to lower of cost or market accounting, excess inventory, or inventory obsolescence.

BECAUSE FOUNDRY CAPACITY IS LIMITED, WE MAY BE REQUIRED TO ENTER INTO COSTLY LONG-TERM SUPPLY ARRANGEMENTS TO SECURE FOUNDRY CAPACITY.

   We currently purchase all of our wafers from outside foundries. Market conditions could result in wafers being in short supply and prevent us from having adequate supply to meet our customer requirements. Any prolonged inability to utilize our foundries because of fire, natural disaster, or otherwise would have a material adverse effect on our financial condition and results of operations. If we are not able to obtain additional foundry capacity as required, our business could be harmed in the following ways: (i) our relationships with our customers would be harmed and, consequently, our sales would likely be reduced; and (ii) we may be forced to purchase wafers or packaging from higher cost suppliers or to pay expediting charges to obtain additional supply.

   In order to secure additional foundry capacity, we may enter into contracts that commit us to purchase specified quantities of silicon wafers over extended periods. In the future, we may not be able to secure capacity with foundries in a timely fashion or at all, and such arrangements, if any, may not be on terms favorable to us. Moreover, if we are able to secure foundry capacity, we may be obligated to utilize all of that capacity or incur penalties. Such penalties may be expensive and could harm our financial results.

WE ARE DEPENDENT ON OUR SUBCONTRACTORS IN ASIA TO PERFORM KEY MANUFACTURING FUNCTIONS FOR US.

   We depend on third party subcontractors in Asia for the supply and packaging of our products. International operations and sales may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, and changes in import/export regulations, tariff, and freight rates. Although we seek to reduce our dependence on our sole and limited source suppliers, this concentration of suppliers and manufacturing operations in Asia subjects us to the risks of conducting business internationally, including political and economic conditions in Asia. Disruption or termination of our supply or manufacturing could occur, and such disruptions could harm our business and operating results.

POTENTIAL INTELLECTUAL PROPERTY CLAIMS AND LITIGATION COULD SUBJECT US TO SIGNIFICANT LIABILITY FOR DAMAGES AND COULD INVALIDATE OUR PROPRIETARY RIGHTS.

   Our success depends on our ability to obtain patents and licenses and to preserve our other intellectual property rights covering our manufacturing processes, products, and development and testing tools. We seek patent protection for those inventions and technologies for which we believe such protection is suitable and is likely to provide a competitive advantage to us. Notwithstanding our attempts to protect our proprietary rights, we believe that our future success will depend primarily upon the technical expertise, creative skills, and management abilities of our officers and key employees rather than on patent and copyright ownership. We also rely substantially on trade secrets and proprietary technology to protect our technology and manufacturing know-how, and work actively to foster continuing technological innovation to maintain and protect our competitive position.

   The integrated circuit industry is characterized by frequent litigation regarding patent and other intellectual property rights. We cannot assure you that any patent owned by us will not be invalidated, circumvented, or challenged, that rights granted under the patent will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. We cannot assure you that steps taken by us to protect our intellectual property will be adequate or that our competitors will not independently develop or patent substantially equivalent or superior technologies.

   As is typical in the semiconductor industry, we and our customers have from time to time received, and may in the future receive, communications from third parties asserting patents, mask work rights, or copyrights on certain of our products and technologies. In the event third parties were to make a valid intellectual property claim and a license was not available on commercially reasonable terms, our operating results could be harmed. Litigation, which could result in substantial cost to us and diversion of our resources, may also be necessary to defend us against claimed infringement of the rights of others. An unfavorable outcome in any such suit could have an adverse effect on our future operations and/or liquidity.

STRONG COMPETITION IN THE HIGH-PERFORMANCE INTEGRATED CIRCUIT MARKET MAY HARM OUR BUSINESS.

   The high-performance integrated circuit industry is highly competitive and subject to rapid technological change. Significant competitive factors in our markets include:

  .  product features, reliability, performance, and price,

  .  the diversity and timing of new product introductions,

  .  the emergence of new computer standards and other customer systems,

  .  product quality,

  .  efficiency of production, and

  .  customer support.

   Because of shortened product life cycles and even shorter design-in cycles, our competitors have increasingly frequent opportunities to achieve design wins in next generation systems. In the event that competitors succeed in supplanting our products, our market share may not be sustainable and net sales, gross margin, and results of operations would be adversely affected. Our principal competitors include: Agere, AKM Semiconductors, Acer Labs Inc., Analog Devices, Broadcom, Conexant, Creative Technologies, ESS Technologies, Fujitsu DSP, Infineon, Intel, Intersil, LSI Logic, Linear Technology, Mediatek, Motorola, Philips, SigmaTel, ST Microelectronics, Sunplus, Texas Instruments, Tripath, Yamaha, and Zoran, many of whom have substantially greater financial and other resources than we do with which to pursue engineering, manufacturing, marketing, and distribution of their products. We expect intensified competition from emerging companies and from customers who develop their own integrated circuit products. Increased competition could adversely affect our business. We cannot assure you that we will be able to compete successfully in the future or that competitive pressures will not adversely affect our financial condition and results of operations. Competitive pressures could reduce market acceptance of our products and result in price reductions and increases in expenses that could adversely affect our business and our financial condition.

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

ITEM 2.  Properties

   As of May 1, 2002, our principal facilities, located in Austin, Texas, consisted of approximately 215,000 square feet of leased office and test space, which have leases that expire from 2002 to 2006, plus renewal options. This space is used for product development and testing, sales, marketing, and administration. During fiscal 2001, we entered into an operating lease for approximately 192,000 square feet of office space in Austin, Texas. This space is currently under construction and is excluded from our Austin square footage total. We plan to relocate our headquarters and engineering facility to this space during fall 2002. In conjunction with that move, we plan to vacate roughly 157,000 square feet of existing Austin leased office space.

   We have facilities in El Dorado Hills, Fremont, and Milpitas, California. These facilities consist of approximately 556,000 square feet of leased office space, which have leases that expire from 2004 to 2009, plus renewal options. In connection with our facilities consolidation activities begun in fiscal 1999, we have subleased approximately 408,000 square feet of this office space. Our California facilities include space we obtained as a result of our acquisitions in fiscal 2002. We relocated some of the employees from the acquired space and now have 48,000 square feet of vacant space, which we are trying to sublet.

   We also have the following design centers and sales and support offices in the United States and International locations:

                                                       Sales and Support
                                 Sales and Support         Offices--
           Design Centers          Offices--USA          International
           --------------    ------------------------- -----------------
         Boulder, Colorado    Los Angeles, California       China
        Broomfield, Colorado   Broomfield, Colorado        Germany
        Boca Raton, Florida     Boca Raton, Florida       Hong Kong
         Ft. Wayne, Indiana   Tarpon Springs, Florida       Japan
               India             Chicago, Illinois          Korea
               Japan            Columbia, Maryland        Singapore
             Singapore       Burlington, Massachusetts      Taiwan
               China             Portland, Oregon       United Kingdom
                               Chesapeake, Virginia

ITEM 3.  Legal Proceedings

   The information required by this item is set forth in Note 8 in the Notes to our Consolidated Financial Statements contained in "Item 8--Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

ITEM 4.  Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

   Our Common Stock is traded on the NASDAQ National Market under the symbol CRUS. The following table shows, for the periods indicated, the high and low closing prices for the Common Stock.

                                                   High   Low
                                                  ------ ------
                 Fiscal year ended March 31, 2001
                    First quarter................ $19.83 $13.19
                    Second quarter...............  40.19  14.56
                    Third quarter................  46.56  16.50
                    Fourth quarter...............  34.81  14.94
                 Fiscal year ended March 30, 2002
                    First quarter................ $25.76 $ 9.25
                    Second quarter...............  29.28   6.00
                    Third quarter................  16.25   6.11
                    Fourth quarter...............  20.45  13.05

   As of May 31, 2002, there were approximately 1,272 holders of record of our Common Stock.

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

Equity Compensation Plan Information

   The following table provides information as of March 30, 2002 for compensation plans under which equity securities may be issued (in thousands, except per share amounts):

                                (A)                   (B)                        (C)
                      Securities to be issued   Weighted-average    Securities remaining available
                         upon exercise of      exercise price of   for future issuance under equity
                       outstanding options,   outstanding options,    compensation plans (except
                       warrants, and rights   warrants, and rights    securities in column (A))
                      ----------------------- -------------------- --------------------------------
Equity compensation
  plans approved by
  security holders...         12,782(1)              $17.19                     3,104
Equity compensation
  plans not approved
  by security holders           None                    N/A                      None
                              ------                 ------                     -----
   Total.............         12,782                 $17.19                     3,104

--------
(1)Excludes options assumed upon the acquisition of certain assets of Peak Audio, Inc. on April 30, 2001, as well as all of the outstanding shares of ShareWave, Inc. on October 2, 2001, LuxSonor Semiconductors, Inc. on October 10, 2001, and Stream Machine Company on December 7, 2001, as follows:

                                                  (A)                   (B)
                                        Securities to be issued   Weighted-average
                                           upon exercise of      exercise price of
                                         outstanding options,   outstanding options,
                                         warrants, and rights   warrants, and rights
                                        ----------------------- --------------------
Peak Audio, Inc........................             53                 $ 0.72
ShareWave, Inc.........................            405                  11.84
LuxSonor Semiconductors, Inc...........            180                   5.43
Stream Machine Company 2001 Plan.......            373                  13.40
Stream Machine Company 1996 Plan.......            507                   2.33
Stream Machine Company options approved              5                   3.02
                                                 -----
   Total...............................          1,523

ITEM 6.   Consolidated Selected Financial Data
(Amounts in thousands, except per share amounts)

   The information contained below should be read in conjunction with "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8--Financial Statements and Supplementary Data." Certain reclassifications have been made to conform to the 2002 presentation. These reclassifications had no effect on the results of operations or stockholders' equity.

                                                                                          Fiscal Years Ended
                                                                         ----------------------------------------------------
                                                                            2002      2001      2000       1999       1998
                                                                         ---------  -------- ---------  ---------  ----------
Net sales............................................................... $ 417,529  $778,673 $ 564,400  $ 628,105  $  954,270
Income (loss) from operations...........................................  (235,071)   69,452  (132,850)  (380,063)     58,278
Basic earnings (loss) per share before extraordinary gain and accounting
 change................................................................. $   (2.66) $   1.99 $   (0.77) $   (6.77) $     0.54

Financial position at year end:
Total assets............................................................ $ 481,630  $598,005 $ 504,832  $ 532,630  $1,137,542
Working capital.........................................................   126,985   373,757   237,076    164,012     476,154
Capital lease obligations, excluding current portion....................        51        --       321      1,457       5,475
Long-term debt, excluding current portion...............................        --       336     3,147     12,960      32,559
Convertible subordinated notes..........................................        --        --   299,000    300,000     300,000

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion should be read in conjunction with the Consolidated Financial Statements, including the related notes. Statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially. For a discussion of factors affecting our business and prospects, see "Item 1--Business--Factors Affecting Our Business and Prospects." Certain reclassifications have been made to conform to the 2002 presentation. These reclassifications had no effect on the results of operations or stockholders' equity.

   Cirrus Logic is a leading supplier of high-performance analog and DSP chip solutions for consumer entertainment electronics, marketed under the Cirrus(R) brand name, that allow people to see, hear, connect, and enjoy digital entertainment. Our mixed-signal devices are designed for specific markets that derive value from our expertise in advanced mixed-signal design processing, systems-level engineering, and software knowledge. Our products enable OEMs to accelerate development of leading-edge digital entertainment products that are in high consumer demand.

Result of Operations

   The following table summarizes the results of our operations for each of the past three fiscal years as a percentage of net sales. All percentage amounts were calculated using the underlying data in thousands:

                                                                   Fiscal Years Ended
                                                              ----------------------------
                                                              March 30, March 31, March 25,
                                                                2002      2001      2000
                                                              --------- --------- ---------
Net sales....................................................   100%      100%      100%
   Gross margin..............................................    24%       37%       40%
   Research and development..................................    29%       16%       22%
   Selling, general and administrative.......................    23%       14%       17%
   Provision (benefit) for doubtful accounts.................    18%       --%       (1%)
   Restructuring costs and other, net........................     3%       (2%)      22%
   Abandonment of assets charge..............................    --%       --%        2%
   Acquired in-process research and development expenses.....     7%       --%        1%
                                                                ----      ----      ----
Income (loss) from operations................................   (56%)       9%      (23%)
Realized gain on the sale of marketable equity securities....     3%       11%       16%
Interest expense.............................................    --%       (1%)      (4%)
Interest income..............................................     2%        2%        1%
Other income (expense).......................................    --%       (1%)       2%
                                                                ----      ----      ----
Income (loss) before provision for income taxes..............   (51%)      20%       (8%)
Provision (benefit) for income taxes.........................    (2%)       2%       --%
Minority interest in loss of eMicro..........................   -- %       --%       --%
                                                                ----      ----      ----
Income (loss) before extraordinary gain and accounting change   (49%)      18%       (8%)
Extraordinary gain, net of income taxes......................    --%       --%       --%
Cumulative effect of change in accounting principle..........    --%       --%      -- %
                                                                ----      ----      ----
Net income (loss)............................................   (49%)      18%       (8%)
                                                                ====      ====      ====

Net Sales

   Net sales for fiscal 2002 decreased $361.2 million, or 46%, to $417.5 million from $778.7 million in fiscal 2001. The decrease in net sales from fiscal 2002 to 2001 was driven primarily by a $200.1 million decrease in sales of magnetic storage products due to our exit from that product line during the second quarter of fiscal 2002. Additionally, sales of computer audio products decreased $61.7 million and sales of communications products decreased $31.0 million in fiscal year 2002 compared with fiscal 2001, mainly due to poor market conditions. Sales of end of life products decreased $37.6 million year over year. Sales of market specific processors decreased $24.7 million in fiscal year 2002, primarily due to the strong production ramp of embedded processors for MP3 players in advance of fiscal year 2001's Christmas season.

   Net sales for fiscal 2001 increased to $778.7 million, an increase of $214.3 million, or 38%, from $564.4 million in fiscal 2000. Magnetic storage revenues increased $196.4 million, or 148%, in fiscal 2001. Additionally, net sales for our market specific processors product line increased $25.8 million in fiscal 2001, primarily due to the strong production ramp of embedded processors for MP3 players. Net sales for our Optical product line grew $14.1 million as a result of strong CD-RW sales. Revenues from product lines that have been discontinued by us were $36.2 million compared to $75.9 million in fiscal 2000.

   Effective with the first quarter of fiscal 2001, we changed our revenue recognition policy in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," resulting in a change in the basis for recognizing revenue on all shipments from date of shipment to date of passage of title. Results for fiscal 2001 include revenue of $5.2 million, cost of sales of $3.5 million, and a cumulative effect of change in accounting principle on prior years' accumulated deficit of $1.7 million as a result of this change.

   During the first quarter of fiscal 2001, we also changed our estimate of the amount of revenue that is deferred on distributor transactions under agreements with only limited rights of return. Results for the fiscal year ended March 31, 2001 included revenue of $5.4 million, cost of sales of $2.0 million and income of $3.4 million related to this change in estimate. The effect of this estimate change increased basic and diluted earnings per share by $0.03 for the fiscal year ended March 31, 2001.

   Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were approximately $356.2 million in fiscal 2002, $636.2 million in fiscal 2001, and $421.0 million in fiscal 2000. Export sales to customers located in the Pacific Rim (excluding Japan) were 52%, 36%, and 47% of net sales in fiscal 2002, 2001, and 2000, respectively. Export sales to customers located in Japan were 27%, 39%, and 19% of net sales in fiscal 2002, 2001, and 2000, respectively. All other export sales were 7%, 7%, and 8% of net sales, in fiscal 2002, 2001, and 2000, respectively.

   Our sales are denominated primarily in U.S. dollars. From time to time, we enter into foreign currency forward exchange and option contracts to reduce the foreign currency exposures related to sales and balance sheet accounts denominated in yen.

   In fiscal 2002, sales to three customers, Fujitsu, Thomson Multimedia, and Western Digital accounted for approximately 20%, 16%, and 11%, respectively, of net sales. In fiscal 2001, sales to Fujitsu and Western Digital accounted for approximately 24% and 13%, respectively, of net sales. Sales to Western Digital accounted for approximately 12% of net sales in fiscal 2000. No other customers accounted for 10% or more of net sales in fiscal 2002, 2001, or 2000. The loss of a significant customer or a significant reduction in such a customer's orders could have an adverse effect on our sales. As a result of our planned exit from the mass storage chip business in the second quarter of fiscal 2002, we are not currently selling to Fujitsu or Western Digital. Our sales to Thomson primarily consisted of DVD drive manager devices that are included in Microsoft's Xbox. We continue to see forecasts of revenue in the first two quarters of fiscal 2003 for these devices although at a lower level.

Gross Margin

   Gross margin was 24% for fiscal 2002, down from 37% in fiscal 2001. The decrease in gross margin from fiscal 2001 was primarily the result of inventory charges recorded during fiscal 2002. In conjunction with the workforce reduction during the third quarter of fiscal 2002, we went through a detailed market and product review and, as a result, decided to de-emphasize certain products. We recorded a net inventory charge of $55.1 million related to our restructuring efforts and the exit from our magnetic storage business, and $14.3 million, mainly to reserve inventory that was excess to short-term usage forecasts.

   Gross margin was 37% in fiscal 2001, down from 40% in fiscal 2000. Gross margin decreased during fiscal 2001, primarily due to lower margins on sales of magnetic storage products. In addition, we recognized an inventory charge of $17.4 million during the fourth quarter of fiscal 2001, mainly to reserve inventory that was excess to short-term usage forecasts.

Research and Development Expenses

   Research and development expenditures decreased by $6.0 million in fiscal 2002. This decrease was primarily the result of reduced costs due to the implementation during fiscal 2002 of cost reduction and expense control measures, including our workforce reductions in May 2001 and October 2001. Despite the decline in absolute dollar amounts, research and development expenses increased as a percentage of net sales from 16% in fiscal 2001 to 29% in fiscal 2002 due to the decline in net sales year over year.

   Research and development expenditures increased by $6.2 million in fiscal 2001, primarily due to an increase in total employees and the change in employee mix from fiscal 2000. At the end of fiscal 2001, approximately 43% of employees were engaged in research and development, compared to 36% at the end of fiscal 2000. Although these expenses increased in total dollars in fiscal 2001, as a percentage of net sales they decreased from 22% in fiscal 2000 to 16% in fiscal 2001.

Selling, General and Administrative Expenses

   Selling, general and administrative expenses decreased by $16.6 million in fiscal 2002, primarily due to decreased costs resulting from the implementation of cost reduction and expense control measures in fiscal 2002. Selling, general and administrative expenses increased as a percentage of net sales from 14% in fiscal 2001 to 23% in fiscal 2002 despite the decrease in the absolute dollar amounts due to the decrease in net sales year over year.

   Selling, general and administrative expenses increased by $16.3 million in fiscal 2001, mainly due to an increase in headcount of 8% over last year and compensation expense recognized in connection with the acquisition of AudioLogic, Inc. Although these expenses increased in total dollars in fiscal 2001, as a percentage of net sales they decreased from 17% in fiscal 2000 to 14% in fiscal 2001.

Provision (Benefit) for Doubtful Accounts

   During fiscal 2002, we recorded a $73.3 million charge to reserve disputed magnetic storage receivables from Western Digital and Fujitsu, with whom we are currently involved in litigation. If we are successful in collecting these receivables through the ongoing litigation, we will record an equivalent benefit for doubtful accounts. During fiscal 2001 and 2000, we recorded a benefit for doubtful accounts of $1.4 million and $3.0 million, respectively, primarily due to the release of excess bad debt reserves.

Restructuring Costs and Other, Net

   During fiscal 2002, we announced a change to our business model that de-emphasized our magnetic storage chip business and focused on consumer-entertainment electronics. As a result of these strategic decisions and in response to ongoing economic and industry conditions, we eliminated approximately 420 employee positions worldwide from various business functions and job classes over the course of fiscal 2002. We recorded a restructuring charge of $6.4 million in operating expenses to cover costs associated with these workforce reductions. In addition, we recorded a $4.5 million restructuring charge in operating expenses for costs associated with facility consolidations. As of March 30, 2002, we have a remaining restructuring accrual of $4.6 million primarily related to net lease expenses that will be paid over the respective lease terms through fiscal 2013 and other anticipated lease termination costs.

   In fiscal 2001, we recorded $12.5 million in income to recognize the receipt of two previously reserved notes from Intel Corporation on behalf of Basis Communications Corporation. We also recorded $1.8 million in income, related to the final resolution of the MiCRUS restructuring agreement.

   During fiscal 2000, we substantially completed the restructuring activities that were initiated in fiscal 1999. We restructured the relationships with our manufacturing joint ventures and returned to a fabless business model. In fiscal 2000, we recorded restructuring charges of $126.6 million, $1.0 million of which was in cost of sales. These restructuring charges included a $135.0 million direct cash payment to one of the joint venture partners, $36.8 million related to certain Cirrus Logic common stock that we issued to one of the joint venture partners, $9.3 million of lease buyout costs, and $16.4 million of equipment write-offs. These charges were partially offset by the reversal of approximately $71.9 million of previously accrued wafer purchase commitment charges due to the renegotiated terms of our purchase commitments with our former partners.

Abandonment of Assets Charge

   During fiscal 2002, we wrote off a module of our enterprise resource planning software that we no longer plan to use. As a result of this decision, we recorded a charge of approximately $1.9 million.

   During fiscal 2000, we discontinued development efforts previously undertaken on the manufacturing component of our enterprise resource planning software. In connection with this decision, we recorded a charge of approximately $11.3 million.

Acquired In-Process Research and Development Expenses

   During fiscal 2002, we recorded $31.3 million of acquired in-process research and development expenses, resulting from our acquisitions of Peak Audio, ShareWave, LuxSonor Semiconductors and Stream Machine. We expensed these amounts on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative uses. Future acquisitions of businesses, products or technologies by us might also result in charges for acquired in-process research and development that may cause fluctuations in our quarterly or annual operating results.

   The acquired in-process research and development from these four acquisitions pertains to different technologies and products. We periodically review the stage of completion and likelihood of success of each of the in-process research and development projects. The status of these projects as of March 30, 2002 is as follows:

Peak Audio, Inc.

   The in-process research and development technology from the Peak Audio acquisition pertains to a signal-processing product targeted at the professional installed sound system market. The product receives audio from sources such as microphones and then, through the use of digital signal processors, modifies the audio and sends it out to power amplifiers. The processing includes equalization, mixing, and dynamics processing. The product is designed to be easy to manufacture and can be customized for each particular application. We estimate that the development cycle for this product will continue for approximately four months. The estimated cost to complete the development of this technology is expected to be approximately $0.2 million.

ShareWave, Inc.

   The in-process research and development technology from the ShareWave acquisition relates to the development of two different wireless network controller platforms, Project A and Project B. Project A uses the Whitecap(TM)
2.0 protocol and will comply with the 802.11b industry standard. The remaining development effort is focused on incorporating a radio controller that functions properly with the MAC and on developing several different controller interfaces. We estimate that the development cycle for this product will continue for approximately six months. The estimated cost to complete the development of this technology is expected to be approximately $0.2 million.

   Project B uses the Whitecap(TM) 5.0 protocol and was originally intended to comply with the 802.11a industry standard. We have expanded the scope to include compliance with 802.11b and 802.11g industry standards. The remaining development effort is focused on both hardware and software functionality. We estimate that the development cycle for this product will continue for approximately 18 months. The estimated cost to complete the development of this technology is expected to be approximately $0.8 million.

LuxSonor Semiconductors, Inc.

   The in-process research and development technology from the LuxSonor acquisition pertains to the development of an enhanced chip for DVD players. In addition to the standard DVD player functionality such as MPEG video decoding, audio DSP, a RISC controller, and a video processor, this product will support video capture with picture in picture, a second RISC processor, and improved graphics. The main application for this product is high-end DVD players. We estimate that the development cycle for this product will continue for approximately four months. The estimated cost to complete development of this technology is expected to be approximately $0.1 million.

Stream Machine Company

   The in-process research and development technology from the Stream Machine acquisition relates to the development of a 32-bit audio/video codec. The remaining development effort is focused on delivering the chip for first tape-out. Once that milestone has been achieved, engineering efforts will focus on debugging and performance testing as well as modifications to fit future reference designs. We estimate that the development cycle for this product will continue for approximately three months. The estimated cost to complete the development of this technology is expected to be approximately $0.2 million.

Value Assigned to In-Process Research and Development

   We assigned value to the in-process research and development projects by calculating the estimated percentage of completion (calculated by averaging the time-based percentage completed with the cost-based percentage completed) for each project, applying the percentage to the expected net cash flows for each project, and discounting the net cash flows back to their present value. The revenue estimates used to value the purchased in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by us. The rates we utilized to discount the net cash flows to their present value are risk adjusted to reflect the estimated stage of completion for each project. The estimates used in valuing in-process research and development were based upon assumptions we believe to be reasonable but which are inherently uncertain and unpredictable. Our assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on our financial condition and results of operations. With respect to the acquired in-process technologies, the calculations of value were adjusted to reflect the value creation efforts of each project before the acquisition.

   The estimated percentage of completion and technology lives for the in-process research and development projects as of March 30, 2002 are as follows:

                                        Estimated
                                        Percentage Expected
                                            of      Useful
                    Product             Completion   Life
                    -------             ---------- --------
                    Peak Audio.........    95%     9 years
                    ShareWave Project A    95%     4 years
                    ShareWave Project B    70%     6 years
                    LuxSonor...........    80%     4 years
                    Stream Machine.....    86%     4 years

   The value assigned to each acquired in-process research and development project as of the acquisition date was as follows (in thousands):

                                                       Value
                 Product                              Assigned
                 -------                              --------
                 Peak Audio signal processing product $ 1,860
                 Other Peak Audio product............      50
                 ShareWave Project A.................   8,500
                 ShareWave Project B.................   5,900
                 LuxSonor............................   8,600
                 Stream Machine......................   6,400
                                                      -------
                                                      $31,310
                                                      =======

   During fiscal 2000, we recorded $8.0 million of acquired in-process research and development expenses, resulting from our acquisition of AudioLogic, Inc. We expensed these amounts on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative uses.

Realized Gain on the Sale of Marketable Equity Securities

   We realized gains of $9.8 million related to the sale of marketable equity securities and $1.2 million related to the sale of call options in Openwave Systems, Inc. (formerly known as Phone.com) common stock during fiscal 2002. We realized net gains of $86.9 million related to the sale of investments in fiscal 2001, primarily from the sale of our interest in Basis Communications to Intel Corporation, resulting in a gain of $79.5 million. We realized gains of $76.8 million in fiscal 2000 due to our sale of stock and associated options in Openwave Systems, Inc. common stock. We also realized a gain of $15.7 million in the fourth quarter of fiscal 2000 due to the sale of our interest in Ambient Technologies to Intel Corporation.

Interest Expense

   Interest expense was $0.2 million, $11.8 million, and $23.8 million in fiscal 2002, 2001, and 2000, respectively. The decrease in interest expense in both fiscal 2002 compared to fiscal 2001, and fiscal 2001 versus fiscal 2000, was mainly due to the repurchase and conversion of $299.0 million of our 6% convertible subordinated notes in fiscal 2001.

Interest Income

   Interest income in fiscal 2002, 2001, and 2000 was $8.4 million, $18.2 million, and $8.1 million, respectively. The decrease in interest income in fiscal 2002, compared with fiscal 2001, was primarily due to lower cash and cash equivalent balances, on which interest was earned during fiscal 2002, and to lower interest rates in fiscal 2002. The increase in interest income in fiscal 2001 was primarily the result of interest earned on the increased cash and cash equivalent balances at March 31, 2001, compared to March 25, 2000.

Other Income (Expense)

   Other expense in fiscal 2002 includes a charge of $1.0 million related to write-offs and write-downs of investments in private companies and $0.1 million related to expenses associated with our foreign subsidiaries.

   Other expense in fiscal 2001 includes a charge of $2.0 million related to the settlement of a litigation dispute, $0.5 million write-off of an investment in a private company and foreign currency translation losses of $2.4 million.

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

Income Taxes

   We recorded an income tax benefit of $10.4 million for fiscal 2002 on a pre-tax loss of $217.1 million. This benefit generated an effective income tax rate of 4.8%, which was lower than the U.S. statutory rate of 35%. The primary reasons our benefit was lower than the statutory rate were that we were not able to take advantage of the current year's net operating loss and there were expenses associated with the four acquisitions that closed during fiscal 2002 that were not deductible for tax purposes. The effective tax rate was also affected by nonrecurring tax benefits recorded during the year, most of which pertained to the settlement of examinations by the Internal Revenue Service for fiscal years 1994 through 1997.

   In fiscal years 2002, 2001, and 2000, we provided a valuation allowance equal to our net deferred tax assets due to uncertainties regarding whether these assets will be realized. We evaluate the realizability of the deferred tax assets on a quarterly basis. In order to recognize these assets, we must be able to determine that it is more likely than not that these assets will be realized.

   In fiscal year 2001, we recorded income tax expense of $15.7 million on income before provision for income taxes of $157.8 million. Our effective income tax rate of approximately 10% in that year was lower than the U.S. statutory rate of 35% primarily because of the utilization of previously reserved net operating loss carryforwards and tax credits.

   In fiscal year 2000, we recorded no income tax expense or benefit, as we were unable to recognize any benefit from the losses incurred in that year.

Liquidity and Capital Resources

   During fiscal 2002, we used $29 million in cash from operating activities as opposed to generating $0.4 million in cash in fiscal 2001 and using $179.4 million in fiscal 2000. The cash used in operations in fiscal 2002 was a result of our net loss of $206.1 million, substantially offset by decreases in accounts receivable and inventory of $176.7 million. The cash generated by operations in fiscal 2001 was primarily the result of operating profits offset by increases in accounts receivable and inventory of $43.4 million and $55.9 million, respectively. The cash used in fiscal 2000 was primarily due to a net loss of $139.6 million (excluding gains from the sale of securities of $92.5 million), combined with a $79.4 million reduction in accounts payable.

   We used $24.7 million in cash from investing activities in fiscal 2002. This use was primarily the result of purchases of technology licenses and property and equipment of $16.7 million, $16.1 million for our four acquisitions and an increase in restricted cash of $2.8 million. These uses of cash were partially offset by $11 million in cash proceeds from the sale of marketable equity securities. We generated $114.4 million and $184.5 million in cash from investing activities in fiscal 2001 and fiscal 2000, respectively. During fiscal 2001, we sold $89.4 million of common stock investments. In addition, the release of $47.2 million of restricted cash due to reduced lease commitments provided additional funding in fiscal 2001. These increases were partially offset by investments of $22.9 million in new equipment and technology licenses. During fiscal 2000, we sold $74.6 million of short-term investments. We also sold approximately two-thirds of our holdings in the common stock of Phone.com and our interest in Ambient Technologies, for a combined $92.5 million. In addition, we sold our interest in the Cirent manufacturing facility for $14 million. Additionally, the release of $29.1 million of restricted cash due to reduced lease commitments provided additional funding. These increases were partially offset by investments of $27.0 million in new equipment, software, and an ERP system.

   Net cash used in financing activities was $58.9 million, $5.7 million, and $5.6 million in fiscal 2002, 2001, and 2000, respectively. We used cash in financing activities in fiscal 2002 primarily for the repurchase of 6.4 million shares of stock for $68.7 million and payments on long-term debt and capital lease obligations of $5 million. These uses were partially offset by $14.7 million received for the issuance of common stock in connection with the exercise of stock options. We used cash in financing activities in fiscal 2001 for the repurchase of convertible subordinated notes and payments on long-term debt and capital lease obligations. These uses of cash were partially offset in fiscal 2001 by cash provided from employee stock option exercises. We used cash in financing activities in fiscal 2000 for payments on long-term debt and capital lease obligations, which were partially offset by cash provided from employee stock option exercises.

   As of March 30, 2002, we have a $9 million letter of credit secured by $10 million in restricted cash. The letter of credit was issued to secure certain obligations under our lease agreement for a new headquarters facility in Austin, Texas. As a result of the acquisition of Stream Machine, we have $2.3 million in restricted cash securing a letter of credit related to Stream Machine's office lease. We also have $0.5 million in restricted cash securing a writ of attachment related to ongoing litigation.

   The following table summarizes our contractual payment obligations and commitments as of March 30, 2002:

                                   Payment Obligations by Year (in thousands)
                              -----------------------------------------------------
                               2003    2004    2005    2006   2007  Beyond   Total
                              ------- ------- ------- ------ ------ ------- -------
Facilities leases, net....... $ 9,415 $10,555 $10,463 $9,150 $8,105 $33,360 $81,048
Equipment leases.............     146      70      32     14      8      --     270
Capital leases...............     566      51      --     --     --      --     617
Wafer purchase commitments...  13,257      --      --     --     --      --  13,257
Assembly purchase commitments   1,036      --      --     --     --      --   1,036
                              ------- ------- ------- ------ ------ ------- -------
  Total...................... $24,420 $10,676 $10,495 $9,164 $8,113 $33,360 $96,228
                              ======= ======= ======= ====== ====== ======= =======

   Although we cannot assure that we will be able to generate cash in the future, we anticipate that our existing capital resources and cash flow generated from future operations will enable us to maintain our current level of operations for the next twelve months.

Recently Issued Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also defines the criteria for recognizing and reporting intangible assets acquired in a business combination as assets apart from goodwill. We followed SFAS 141 for our three acquisitions in fiscal 2002 that were completed after June 30, 2001.

   In June 2001, the FASB also issued SFAS 142, "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life) and tested for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." The amortization provisions of SFAS 142 applied immediately to goodwill and intangible assets acquired after June 30, 2001. Consequently, goodwill totaling $122.9 million from the three business combinations initiated after June 30, 2001 was not amortized during fiscal year 2002. During fiscal 2002, we continued to amortize goodwill and assembled workforce totaling $2.7 million, acquired prior to July 1, 2001, based on a weighted-average useful life of 3.9 years. We adopted SFAS 142 on March 31, 2002, the beginning of fiscal 2003. In conjunction with our adoption of SFAS 142, we ceased amortizing goodwill and are required to perform a transitional impairment test on all goodwill, totaling $125.6 million as of March 31, 2002, during the first six months of fiscal year 2003. Any impairment charges resulting from the initial application of the new rules will be classified as a cumulative effect of change in accounting principle. Adoption of SFAS 142 is not expected to have a material impact on our financial position or results of operation.

   In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes prior accounting standards concerning the financial accounting and reporting for the impairment or the disposal of long-lived assets and for the disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001; we adopted SFAS 144 on March 31, 2002. The adoption of SFAS 144 will have an effect on the presentation of our results of operations in fiscal 2003 as we expect to complete the dissolution of eMicro Corporation during fiscal 2003. See Note 5 to the Consolidated Financial Statements for further discussion.

Critical Accounting Policies

   Our discussion and analysis of the financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates, including bad debts, inventories, investments, long-term assets, and income taxes. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

   We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements:

  . We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Additionally, we may maintain and currently do maintain an allowance for doubtful accounts for estimated losses on receivables from customers with whom we are involved in lengthy litigation.

  . Inventories are recorded at the lower of cost or market, with cost being determined on a first-in, first-out ("FIFO") basis. We write down inventories to net realizable value based on forecasted demand and market conditions. Actual demand and market conditions may be different from those projected by management. This could have a material effect on our operating results and financial position.

  . We evaluate the recoverability of property and equipment and intangible assets in accordance with SFAS 121. This standard requires recognition of impairment of long-lived assets in the event the carrying value of such assets exceeds the future undiscounted cash flows attributable to such assets. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management. This could have a material effect on our operating results and financial position. We adopted SFAS 142 and 144 on March 31, 2002, the first day of fiscal 2003.

  . We recognize revenue from products sold directly to customers and to international distributors upon title passage of inventory. For sales made directly to domestic customers, title generally passes upon shipment. For sales made directly to international customers and to international distributors, title generally passes at the port of destination. Sales made to domestic distributors are recorded as deferred revenue until the final sale to the end customer has occurred, since the distributor agreements allow certain rights of return and price protection on products unsold by distributors. License and royalty revenue is recognized as it is earned per unit shipped or when a milestone is reached.

ITEM 7a.  Quantitative and Qualitative Disclosures about Market Risk

   We are exposed to market risks associated with interest rates on our debt investment securities, equity price risk on investment securities, and currency movements on non-U.S. dollar denominated assets and liabilities. We assess these risks on a regular basis and have established policies to protect against the adverse effects of these and other potential exposures. All of the potential changes noted below are based on sensitivity analyses at March 30, 2002. Actual results may differ materially.

Interest Rate Risk

   At March 30, 2002, our cash, cash equivalents, and restricted cash included short-term, fixed rate securities. An immediate 10% change in interest rates would not have a material effect on either the fair value of our investments or our results of operations.

Equity Price Risk

   We are exposed to price risk on publicly traded equity investment securities. A 10% change in the value of the related securities would not have a material effect on our financial position or results of operations.

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

   During fiscal 2002 and 2001, we entered into various foreign currencies forward contracts to mitigate the foreign exchange risk of certain yen-denominated net balance sheet accounts and sales. As of March 30, 2002, we did not have any foreign exchange contracts outstanding. As of March 31, 2001, we had 10 foreign currency forward exchange contracts outstanding to purchase $22.1 million at an average exchange rate of 118 Japanese yen per dollar.

   In addition to the direct effects of changes in exchange rates on the value of open exchange contracts we may have from time to time, changes in exchange rates can also affect the volume of sales or the foreign currency sales prices of our products.

ITEM 8.  Financial Statements and Supplementary Data

                  Index to Consolidated Financial Statements

Report of Independent Auditors..................................................................... 29
Consolidated Balance Sheet as of March 30, 2002 and March 31, 2001................................. 30
Consolidated Statement of Operations for the fiscal years ended March 30, 2002, March 31, 2001, and
  March 25, 2000................................................................................... 31
Consolidated Statement of Cash Flows for the fiscal years ended March 30, 2002, March 31, 2001, and
  March 25, 2000................................................................................... 32
Consolidated Statement of Stockholders' Equity (Net Capital Deficiency) for the fiscal years ended
  March 30, 2002, March 31, 2001, and March 25, 2000............................................... 33
Notes to Consolidated Financial Statements......................................................... 34

                        Report of Independent Auditors

The Board of Directors and Stockholders
Cirrus Logic, Inc.

   We have audited the accompanying consolidated balance sheets of Cirrus Logic, Inc. as of March 30, 2002 and March 31, 2001, and the related consolidated statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the three fiscal years in the period ended March 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cirrus Logic, Inc. at March 30, 2002 and March 31, 2001, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended March 30, 2002, in conformity with accounting principles generally accepted in the United States.

                                          /s/  ERNST & YOUNG LLP

Austin, Texas
April 26, 2002

                              CIRRUS LOGIC, INC.

                          CONSOLIDATED BALANCE SHEET
                   (in thousands, except per share amounts)

                                                                            March 30,  March 31,
                                                                              2002       2001
                                                                            ---------  ---------
                                  Assets
Current assets:
   Cash and cash equivalents............................................... $ 140,529  $ 253,136
   Restricted cash.........................................................    12,807     10,000
   Marketable equity securities............................................     2,258      6,581
   Accounts receivable, net................................................    42,158    136,102
   Inventories, net........................................................    27,985    109,161
   Prepaid expenses........................................................    14,205      6,816
   Other current assets....................................................     5,723     11,401
                                                                            ---------  ---------
       Total current assets................................................   245,665    533,197
Property and equipment, net................................................    36,549     47,557
Goodwill and intangibles, net..............................................   194,660     12,062
Other assets...............................................................     4,756      5,189
                                                                            ---------  ---------
                                                                            $ 481,630  $ 598,005
                                                                            =========  =========
                   Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable........................................................ $  35,465  $  77,899
   Accrued salaries and benefits...........................................    10,873     15,519
   Current maturities of long-term debt and capital lease obligations......       566      3,133
   Income taxes payable....................................................    42,178     41,053
   Deferred revenues.......................................................     4,814      9,765
   Other accrued liabilities...............................................    24,784     12,071
                                                                            ---------  ---------
       Total current liabilities...........................................   118,680    159,440
Long-term debt and capital lease obligations...............................        51        336
Other long-term liabilities................................................     3,658      3,983
Minority interest in eMicro................................................     1,092      1,703
Stockholders' Equity:......................................................
   Series A Participating Preferred Stock, $0.001 par value; 1,500
     shares authorized, zero issued........................................        --         --
   Common stock, $0.001 par value, 280,000 shares authorized, 82,979 shares and 79,704 shares issued and outstanding at March 30, 2002 and
     March 31, 2001, respectively..........................................        83         80
   Additional paid-in capital..............................................   862,646    715,710
   Accumulated deficit.....................................................  (504,699)  (287,825)
   Accumulated other comprehensive income..................................       119      4,578
                                                                            ---------  ---------
       Total stockholders' equity..........................................   358,149    432,543
                                                                            ---------  ---------
                                                                            $ 481,630  $ 598,005
                                                                            =========  =========

  The accompanying notes are an integral part of these financial statements.

                              CIRRUS LOGIC, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                    Fiscal Years Ended
                                                              ------------------------------
                                                              March 30,  March 31, March 25,
                                                                2002       2001      2000
                                                              ---------  --------- ---------
Net sales.................................................... $ 417,529  $778,673  $ 564,400

Costs and expenses:
   Cost of sales.............................................   319,280   486,355    338,308
   Research and development..................................   121,648   127,599    121,410
   Selling, general and administrative.......................    94,467   111,037     94,737
   Provision (benefit) for doubtful accounts.................    73,074    (1,408)    (3,031)
   Restructuring costs and other, net........................    10,923   (14,362)   125,612
   Abandonment of assets charge..............................     1,898        --     12,201
   Acquired in-process research and development expenses.....    31,310        --      8,013
                                                              ---------  --------  ---------
       Total costs and expenses..............................   652,600   709,221    697,250
                                                              ---------  --------  ---------

Income (loss) from operations................................  (235,071)   69,452   (132,850)

Realized gain on the sale of marketable equity securities....    10,967    86,886     92,463
Interest expense.............................................      (239)  (11,759)   (23,754)
Interest income..............................................     8,413    18,168      8,096
Other income (expense).......................................    (1,130)   (4,928)     8,949
                                                              ---------  --------  ---------
Income (loss) before provision for income taxes..............  (217,060)  157,819    (47,096)
Provision (benefit) for income taxes.........................   (10,370)   15,715         --
Minority interest in loss of eMicro..........................       611       297         --
                                                              ---------  --------  ---------
Income (loss) before extraordinary gain and accounting change  (206,079)  142,401    (47,096)
Extraordinary gain, net of income taxes of $276..............        --     2,482         --
Cumulative effect of change in accounting principle..........        --    (1,707)        --
                                                              ---------  --------  ---------
Net income (loss)............................................ $(206,079) $143,176  $ (47,096)
                                                              =========  ========  =========

Basic earnings (loss) per share:.............................
   Before extraordinary gain and accounting change........... $   (2.66) $   1.99  $   (0.77)
   Extraordinary gain, net of income tax.....................        --      0.03         --
   Cumulative effect of change in accounting principle.......        --     (0.02)        --
                                                              ---------  --------  ---------
                                                              $   (2.66) $   2.00  $   (0.77)
                                                              =========  ========  =========

Diluted earnings (loss) per share:
   Before extraordinary gain and accounting change........... $   (2.66) $   1.85  $   (0.77)
   Extraordinary gain, net of income tax.....................        --      0.03         --
   Cumulative effect of change in accounting principle.......        --     (0.02)        --
                                                              ---------  --------  ---------
                                                              $   (2.66) $   1.86  $   (0.77)
                                                              =========  ========  =========

Weighted average common shares outstanding:
   Basic.....................................................    77,552    71,678     61,554
   Diluted...................................................    77,552    82,654     61,554

  The accompanying notes are an integral part of these financial statements.

                              CIRRUS LOGIC, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)

                                                                                                 March 30,  March 31, March 25,
                                                                                                   2002       2001      2000
                                                                                                 ---------  --------- ---------
Cash flows from operating activities:
   Net income (loss)............................................................................ $(206,079) $143,176  $ (47,096)
   Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
      Depreciation and amortization.............................................................    35,408    29,127     32,218
      Non-cash portion of restructuring charges.................................................        --        --     30,768
      Loss on retirement or write-off of property and equipment.................................     2,893       825     12,201
      Write-off of investment in technology.....................................................        --     1,500         --
      Acquired in-process research and development expenses.....................................    31,310        --      8,013
      Gain on sale of marketable equity securities..............................................   (10,967)  (86,886)   (92,463)
      Compensation related to the issuance of certain employee stock options and restricted
       stock....................................................................................     1,686       347      4,008
      Extraordinary gain, net of income tax.....................................................        --    (2,482)        --
      Minority interest in loss of eMicro.......................................................      (611)     (297)        --
      Changes in operating assets and liabilities:
         Accounts receivable, net...............................................................    94,837   (43,397)   (28,338)
         Inventories, net.......................................................................    81,891   (55,873)   (12,856)
         Other assets...........................................................................     3,245     9,485     (4,062)
         Accounts payable.......................................................................   (53,778)  (10,071)   (79,418)
         Accrued salaries and benefits..........................................................    (5,420)    2,941     (4,128)
         Income taxes payable...................................................................     1,125    12,830      3,600
         Other accrued liabilities..............................................................    (4,538)     (863)    (1,837)
                                                                                                 ---------  --------  ---------
Net cash (used in) provided by operating activities.............................................   (28,998)      362   (179,390)
                                                                                                 ---------  --------  ---------
Cash flows from investing activities:
   Proceeds from sale of short term investments.................................................        --        --     74,616
   Proceeds from sale of equity investments.....................................................    10,967    89,354     92,956
   Decrease in manufacturing agreements and investment in joint venture.........................        --        --     14,000
   Additions to property and equipment..........................................................    (8,589)  (18,461)    (8,412)
   Investments in technology....................................................................    (8,152)   (4,395)        --
   Decrease (increase) in deposits and other assets.............................................        29       773    (18,558)
   Acquisition of companies, net of cash acquired...............................................   (16,110)       --        841
   Decrease (increase) in restricted cash.......................................................    (2,807)   47,173     29,104
                                                                                                 ---------  --------  ---------
Net cash (used in) provided by investing activities.............................................   (24,662)  114,444    184,547
                                                                                                 ---------  --------  ---------
Cash flows from financing activities:
   Repurchase of convertible subordinated notes.................................................        --   (25,811)        --
   Payments on long-term debt...................................................................    (4,334)  (11,610)   (20,854)
   Payments on capital lease obligations........................................................      (625)   (1,136)    (1,542)
   Borrowings on short-term debt................................................................        --        --        200
   Issuance of common stock, net of issuance costs..............................................    14,673    27,853     16,616
   Repurchase and retirement of common stock....................................................   (68,661)       --         --
   Cash contributions from minority partners....................................................        --     5,000         --
                                                                                                 ---------  --------  ---------
Net cash used in financing activities...........................................................   (58,947)   (5,704)    (5,580)
                                                                                                 ---------  --------  ---------
Net (decrease) increase in cash and cash equivalents............................................  (112,607)  109,102       (423)
Cash and cash equivalents at beginning of year..................................................   253,136   144,034    144,457
                                                                                                 ---------  --------  ---------
Cash and cash equivalents at end of year........................................................ $ 140,529  $253,136  $ 144,034
                                                                                                 =========  ========  =========
Supplemental disclosures of cash flow information
Cash payments (refunds) during the year for:
   Interest..................................................................................... $     239  $ 10,491  $  22,641
   Income taxes.................................................................................   (10,544)    2,801     (3,600)
Supplemental disclosures of non-cash investing and financing activities
Issuance of common stock for acquisitions....................................................... $ 188,458  $     --  $  22,712

  The accompanying notes are an integral part of these financial statements.

                              CIRRUS LOGIC, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (NET CAPITAL DEFICIENCY)
                                (in thousands)

                                                                                            Accumulated
                                                      Common Stock  Additional                 Other
                                                     -------------   Paid-in   Accumulated Comprehensive
                                                     Shares  Amount  Capital     Deficit   Income (loss)   Total
                                                     ------  ------ ---------- ----------- ------------- ---------
Balance, March 27, 1999............................. 60,103   $60    $327,601   $(383,905)   $ (1,476)   $ (57,720)
Components of comprehensive income (loss):
  Net loss..........................................     --    --          --     (47,096)         --      (47,096)
  Unrealized gain on marketable equity securities...     --    --          --          --      47,820       47,820
  Change in unrealized loss on foreign currency
   translation adjustments..........................     --    --          --          --         940          940
                                                     ------   ---    --------   ---------    --------    ---------
   Total comprehensive income.......................     --    --          --          --          --        1,664
                                                     ------   ---    --------   ---------    --------    ---------
Issuance of stock under stock plans.................  1,993     2      16,614          --          --       16,616
Issuance of stock for acquisition of AudioLogic, Inc  1,210     1      22,711          --          --       22,712
Compensation related to the issuance of certain
 employee options...................................     --    --       1,026          --          --        1,026
                                                     ------   ---    --------   ---------    --------    ---------
Balance, March 25, 2000............................. 63,306    63     367,952    (431,001)     47,284      (15,702)
Components of comprehensive income (loss):
  Net income........................................     --    --          --     143,176          --      143,176
  Change in unrealized gain on marketable equity
   securities.......................................     --    --          --          --     (41,987)     (41,987)
  Change in unrealized loss on foreign currency
   translation adjustments..........................     --    --          --          --        (719)        (719)
                                                     ------   ---    --------   ---------    --------    ---------
   Total comprehensive income.......................     --    --          --          --          --      100,470
                                                     ------   ---    --------   ---------    --------    ---------
Issuance of stock under stock plans.................  2,835     4      27,849          --          --       27,853
Tax benefit of stock option exercises...............     --    --      11,970          --          --       11,970
Interest in cash contributed to eMicro by minority
 partners...........................................     --    --       3,000          --          --        3,000
Stock issued under the restructuring agreement with
 IBM................................................  2,382     2      31,998          --          --       32,000
Conversion of convertible debt...................... 11,181    11     272,594          --          --      272,605
Compensation related to the issuance of certain
 employee options...................................     --    --         347          --          --          347
                                                     ------   ---    --------   ---------    --------    ---------
Balance, March 31, 2001............................. 79,704    80     715,710    (287,825)      4,578      432,543
Components of comprehensive income (loss):
  Net loss..........................................     --    --          --    (206,079)         --     (206,079)
  Change in unrealized gain on marketable equity
   securities.......................................     --    --          --          --      (4,324)      (4,324)
  Change in unrealized loss on foreign currency
   translation adjustments..........................     --    --          --          --        (135)        (135)
                                                     ------   ---    --------   ---------    --------    ---------
   Total comprehensive loss.........................     --    --          --          --          --     (210,538)
                                                     ------   ---    --------   ---------    --------    ---------
Retirement of treasury shares....................... (6,444)   (6)    (57,860)    (10,795)         --      (68,661)
Issuance of stock under stock plans.................  1,468     1      14,660          --          --       14,661
Issuance of stock related to acquisitions...........  8,251     8     188,450          --          --      188,458
Amortization of deferred compensation...............     --    --       1,686          --          --        1,686
                                                     ------   ---    --------   ---------    --------    ---------
Balance, March 30, 2002............................. 82,979   $83    $862,646   $(504,699)   $    119    $ 358,149
                                                     ======   ===    ========   =========    ========    =========

  The accompanying notes are an integral part of these financial statements.

                              CIRRUS LOGIC, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business and Summary of Significant Accounting Policies

Description of Business

   Founded in 1984 in Silicon Valley, Cirrus Logic is a leading supplier of high-performance analog and digital signal processing ("DSP") chip solutions for consumer entertainment electronics that allow people to see, hear, connect, and enjoy digital entertainment. Our mixed-signal devices are designed for specific markets that derive value from our expertise in advanced mixed-signal design processing, systems-level engineering, and software knowledge. Our products, marketed under the Cirrus(R) brand name, enable original equipment manufacturers ("OEMs") to accelerate development of leading-edge digital entertainment products that are in high consumer demand.

Basis of Presentation

   We prepare financial statements on a 52- or 53-week year that ends on the Saturday closest to March 31. Fiscal 2002 and 2000 included 52 weeks, whereas fiscal 2001 included 53 weeks.

Principles of Consolidation

   The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

   The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires the use of management estimates. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at fiscal year end, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Cash, Cash Equivalents and Restricted Cash

   Cash, restricted cash, and cash equivalents consist primarily of overnight deposits, commercial paper, U.S. Government Treasury and Agency instruments with original maturities of three months or less at the date of purchase, and money market funds.

Marketable Equity Securities

   We determine the appropriate classification of marketable debt and equity securities at the time of purchase as held-to-maturity, trading, or available-for-sale in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." We reevaluate such designation as of each balance sheet date. All marketable securities for fiscal 2002 and 2001 were classified as available-for-sale securities.

   Available-for-sale securities, which include investments in marketable equity securities, are carried at fair value, with unrealized gains and losses included as a component of stockholders' equity and comprehensive income
(loss). Realized gains and losses, declines in value judged to be other than temporary, and interest on available-for-sale securities are included in net income.

                              CIRRUS LOGIC, INC.

Inventories

   We use the lower of cost or market method to value our inventories, with cost being determined on a first-in, first-out (FIFO) basis. One of the factors we consistently evaluate in application of this method is the extent to which products are accepted into the marketplace. By policy, we evaluate market acceptance based on known business factors and conditions by comparing forecasted customer unit demand for our products over a specific future period, or demand horizon, to quantities on hand at the end of each accounting period.

   On a quarterly and annual basis, we analyze inventories on a part-by-part basis. Inventory quantities on hand in excess of forecasted demand, as adjusted by management, are considered to have reduced market value and, therefore, the cost basis is adjusted to the lower of cost or market. Typically, market value for excess or obsolete inventories is considered zero. The short product life cycles and the competitive nature of the industry are factors considered in the estimation of customer unit demand at the end of each quarterly accounting period.

   Net inventories are comprised of the following (in thousands):

                                        March 30, March 31,
                                          2002      2001
                                        --------- ---------
                    Work-in process....  $23,400  $ 81,272
                    Finished goods.....    4,585    27,889
                                         -------  --------
                       Net Inventories.  $27,985  $109,161
                                         =======  ========

   Before the third quarter of fiscal 2001, we recognized inventory being manufactured by third-party wafer fabricators, but not received, as a liability before our acceptance of the inventory. This liability was recognized because of our joint venture relationships and other contractual obligations with certain suppliers. The agreements with those suppliers expired during fiscal 2001; therefore, the inventory and liability are no longer included in the balance sheet.

Property and Equipment

   Property and equipment are recorded at cost, net of depreciation and amortization. Depreciation and amortization is calculated on a straight-line basis over estimated economic lives, ranging from three to ten years, or over the life of the lease for equipment under capitalized leases, if shorter. Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated useful life. Gains or losses related to retirements or dispositions of fixed assets are recognized in the period incurred.

   Property and equipment are comprised of the following (in thousands):

                                                     March 30,  March 31,
                                                       2002       2001
                                                     ---------  ---------
     Furniture and fixtures......................... $  13,304  $  12,405
     Leasehold improvements.........................    20,893     20,593
     Machinery and equipment........................   177,032    171,899
     Capitalized software...........................    64,259     67,398
                                                     ---------  ---------
     Total property and equipment...................   275,488    272,295
     Less: Accumulated depreciation and amortization  (238,939)  (224,738)
                                                     ---------  ---------
        Net Property and Equipment.................. $  36,549  $  47,557
                                                     =========  =========

                              CIRRUS LOGIC, INC.

   Depreciation and amortization expense for fiscal 2002, 2001, and 2000 was $18.5 million, $24.3 million, and $29.8 million, respectively.

Goodwill and Intangible Assets

   In acquisitions accounted for using the purchase method of accounting, goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Goodwill associated with acquisitions completed prior to June 30, 2001 is being amortized on a straight-line basis over its estimated useful life of five years. In accordance with SFAS 142, "Goodwill and Other Intangible Assets," goodwill associated with acquisitions consummated after June 30, 2001 is not being amortized. See "Recently Issued Accounting Pronouncements" below for further discussion regarding SFAS 142.

   Intangible assets include technology licenses that are amortized on a straight-line basis over two to five years. Acquired intangibles, recorded in connection with our acquisitions, include existing technology, core technology/patents, license agreements, customer agreements, and, for acquisitions prior to June 30, 2002, assembled workforce. These assets are being amortized on a straight-line basis over lives ranging from one to nine years.

   Goodwill and intangible assets are comprised of the following (in thousands):

                                                  March 30, March 31,
                                                    2002      2001
                                                  --------- ---------
           Goodwill.............................. $124,085   $    --
           Acquired intangibles..................   80,548    13,653
           Technology licenses...................   14,451     6,013
                                                  --------   -------
           Total goodwill and intangible assets..  219,084    19,666
           Less: Accumulated amortization........  (24,424)   (7,605)
                                                  --------   -------
              Net Goodwill and Intangible Assets. $194,660   $12,062
                                                  ========   =======

   Amortization expense for fiscal 2002, 2001, and 2000 was $16.8 million, $4.8 million, and $2.4 million, respectively.

Long-Lived Assets

   In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," we recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. We measure any impairment loss by comparing the fair value of the asset to its carrying amount. We estimate fair value based on discounted future cash flows, quoted market prices, or independent appraisals. As discussed in "Recently Issued Accounting Pronouncements" below, we adopted SFAS 144 on March 31, 2002.

Foreign Currency Translation

   Local currency transactions of international subsidiaries that have the U.S. dollar as the functional currency are remeasured into U.S. dollars using current rates of exchange for assets and liabilities. Gains and losses from remeasurement are included in other income (expense). Our subsidiaries that do not have the U.S. dollar as their

                              CIRRUS LOGIC, INC.

functional currency translate assets and liabilities at current rates of exchange in effect at the balance sheet date; certain balances are translated at historical rates of exchange. The resulting gains and losses from translation are included as a component of stockholders' equity. Revenue and expenses from our international subsidiaries are translated using the monthly average exchange rates in effect for the period in which the items occur.

Foreign Exchange Contracts

   We enter into foreign currency forward exchange and option contracts to mitigate certain currency exposures, primarily expected cash flows of our Japanese subsidiary. Foreign currency contracts are typically entered into for a period of four months. The transactions are marked to market monthly and the cumulative gains or losses are recognized in net income.

   Effective April 1, 2001, we adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that we recognize all derivatives as either assets or liabilities in our consolidated balance sheet and measure those instruments at fair value. The adoption of SFAS 133 did not have a material impact on our results of operations or financial position.

   During fiscal 2002, 2001, and 2000, we entered into various foreign currencies forward contracts to mitigate the foreign exchange risk of certain yen-denominated net balance sheet accounts and sales. As of March 30, 2002, we did not have any foreign exchange contracts outstanding. As of March 31, 2001, we had 10 foreign currency forward exchange contracts outstanding to purchase $22.1 million at an average exchange rate of 118 Japanese yen per dollar. The fair value of the open contracts as of March 31, 2001 was $1.2 million.

   Transaction gains and losses were not material in fiscal 2002 and 2000. We realized transaction gains on yen option contracts of $0.4 million in fiscal 2001.

Risks and Uncertainties

   Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, foreign currency exchange contracts, and trade accounts receivable. We are exposed to credit risk to the extent of the amounts recorded on the balance sheet. By policy, we place our cash equivalents and foreign currency exchange contracts only with high credit quality financial institutions and, other than U.S. Government Treasury instruments, limit the amounts invested in any one institution or in any type of instrument. We perform ongoing credit evaluations of our customers' financial condition, limit our exposure to accounting losses by limiting the amount of credit extended whenever deemed necessary and utilize letters of credit where appropriate and available. However, we generally do not require collateral from our customers. We sell a significant amount of products in the Pacific Rim and Japan. Our exposure to risk with Asian customers has been largely mitigated using letters of credit.

Revenue Recognition

   Revenue from product sold directly to customers and to international distributors is recognized upon title passage of inventory. For sales made directly to domestic customers, title generally passes upon shipment. For sales made directly to international customers and to international distributors, title generally passes at the port of destination. Sales made to domestic distributors are recorded as deferred revenue until the final sale to the end customer has occurred as the distributor agreements allow certain rights of return and price protection on products unsold by distributors. License and royalty revenue is recognized as it is earned per unit shipped or when a milestone is reached.

                              CIRRUS LOGIC, INC.

   Effective with the first quarter of fiscal 2001, we changed our revenue recognition policy in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," resulting in a change in the basis for recognizing revenue on all shipments from date of shipment to date of passage of title. The cumulative effect of the change on prior years' accumulated deficit resulted in a charge to fiscal 2001 income of $1.7 million.

   During the first quarter of fiscal 2001, we also changed our estimate of the amount of revenue that is deferred on distributor transactions under agreements with only limited rights of return. Results for the fiscal year ended March 31, 2001 include revenue of $5.4 million, cost of sales of $2.0 million and income of $3.4 million related to this change in estimate. The effect of this estimate change increased basic and diluted earnings per share by $0.03 for the fiscal year ended March 31, 2001.

Shipping Costs

   Our shipping and handling costs are included in cost of sales for all periods presented.

Advertising Costs

   Advertising costs are expensed as incurred. Advertising costs were $3.2 million, $2.3 million, and $2.2 million, in fiscal years 2002, 2001, and 2000, respectively.

Stock-Based Compensation

   We apply the intrinsic value method in accounting for our stock option and stock purchase plans in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for options granted with an exercise price equal to market value at the date of grant or in connection with the employee stock purchase plan. See Note 11 for the pro forma disclosure of the effect on net income and earnings per share as if the fair value based method had been applied in measuring compensation expense as required under SFAS 123, "Accounting for Stock-Based Compensation."

   On March 31, 2000, the Financial Accounting Standards Board issued Interpretation No. 44, which is an interpretation of APB 25, governing accounting principles applicable to equity incentive plans. The interpretation did not have a material impact on our results of operations or financial position.

Income Taxes

   SFAS 109, "Accounting for Income Taxes," provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance equal to our net deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis.

Earnings (Loss) Per Common Share

   Basic earnings (loss) per share is based on the weighted effect of common shares issued and outstanding, and is calculated by dividing net income (loss) by the weighted average shares outstanding during the period. Diluted earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic earnings (loss) per share calculation plus the number of common shares that

                              CIRRUS LOGIC, INC.

would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. The following table sets forth the computation of basic and diluted earnings (loss) per share for the last three fiscal years (in thousands, except per share amounts):

                                                                     March 30,  March 31, March 25,
                                                                       2002       2001      2000
                                                                     ---------  --------- ---------
Income (loss) before extraordinary gain and accounting change....... $(206,079) $142,401  $(47,096)
Extraordinary gain, net of tax......................................        --     2,482        --
Cumulative effect of change in accounting principle.................        --    (1,707)       --
                                                                     ---------  --------  --------
Net income (loss)...................................................  (206,079)  143,176   (47,096)
Effect of convertible subordinated notes............................        --    10,806        --
                                                                     ---------  --------  --------
Net income (loss) including assumed conversion of subordinated notes $(206,079) $153,982  $(47,096)
                                                                     =========  ========  ========
Weighted average shares outstanding
   Basic............................................................    77,552    71,678    61,554
   Assumed conversion of convertible subordinated notes.............        --     6,410        --
   Dilutive effect of stock options outstanding.....................        --     4,566        --
                                                                     ---------  --------  --------
   Diluted..........................................................    77,552    82,654    61,554
                                                                     =========  ========  ========
Basic earnings (loss) per share:
   Before extraordinary gain and accounting change.................. $   (2.66) $   1.99  $  (0.77)
   Extraordinary gain...............................................        --      0.03        --
   Cumulative effect of change in accounting principle..............        --     (0.02)       --
                                                                     ---------  --------  --------
Basic earnings (loss) per share..................................... $   (2.66) $   2.00  $  (0.77)
                                                                     =========  ========  ========
Diluted earnings (loss) per share:
   Before extraordinary gain and accounting change.................. $   (2.66) $   1.85  $  (0.77)
   Extraordinary gain...............................................        --      0.03        --
   Cumulative effect of change in accounting principle..............        --     (0.02)       --
                                                                     ---------  --------  --------
Diluted earnings (loss) per share................................... $   (2.66) $   1.86  $  (0.77)
                                                                     =========  ========  ========

   Incremental common shares attributable to the exercise of outstanding options of 2,759,000 and 2,298,000 shares as of March 30, 2002 and March 25, 2000, respectively, were excluded from the computation of diluted earnings
(loss) per share because the effect would be antidilutive. Included in diluted earnings (loss) per share calculation for fiscal 2001 was an adjustment to increase net income by $10.8 million and diluted shares by 6,410,000, which was the after-tax interest savings and shares that were issued in connection with the convertible debt.

   As of March 25, 2000, we had outstanding convertible notes to purchase approximately 12,387,000 shares of common stock that were not included in the computation of diluted earnings (loss) per share because the effect would have been antidilutive. These notes converted to common stock during fiscal 2001. See Note 6 for further discussion.

   Additionally, approximately 2.3 million shares issued as part of the divestiture of the MiCRUS manufacturing joint venture (see Note 9) were excluded from the computation of diluted earnings (loss) per share for the year ended March 25, 2000 because the effect would have been antidilutive.

                              CIRRUS LOGIC, INC.

Comprehensive Income

   The Company applies SFAS 130, "Reporting Comprehensive Income." Our comprehensive income is comprised of foreign currency translation adjustments and unrealized gains and losses on investments classified as available-for-sale.

Recently Issued Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also defines the criteria for recognizing and reporting intangible assets acquired in a business combination as assets apart from goodwill. We followed SFAS 141 for our three acquisitions in fiscal 2002 that were completed after June 30, 2001.

   In June 2001, the FASB also issued SFAS 142, "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life) and tested for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." The amortization provisions of SFAS 142 applied immediately to goodwill and intangible assets acquired after June 30, 2001. Consequently, goodwill totaling $122.9 million from the three business combinations initiated after June 30, 2001 was not amortized during fiscal year 2002. During fiscal 2002, we continued to amortize goodwill and assembled workforce totaling $2.7 million, acquired prior to July 1, 2001, based on a weighted-average useful life of 3.9 years. We adopted SFAS 142 on March 31, 2002, the beginning of fiscal 2003. In conjunction with our adoption of SFAS 142, we ceased amortizing goodwill and are required to perform a transitional impairment test on all goodwill, totaling $125.6 million as of March 31, 2002, during the first six months of fiscal year 2003. Any impairment charges resulting from the initial application of the new rules will be classified as a cumulative effect of change in accounting principle. Adoption of SFAS 142 is not expected to have a material impact on our financial position or results of operation.

   In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes prior accounting standards concerning the financial accounting and reporting for the impairment or the disposal of long-lived assets and for the disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001; we adopted SFAS 144 on March 31, 2002. The adoption of SFAS 144 will have an effect on the presentation of our results of operations in fiscal 2003 as we expect to complete the dissolution of eMicro Corporation during fiscal 2003. See Note 5 for further discussion.

Reclassifications

   Certain reclassifications have been made to the 2001 and 2000 financial statements to conform to the 2002 presentation. These reclassifications had no effect on the results of operations or stockholders' equity.

2.  Financial Instruments

Disclosures About Fair Values of Financial Instruments

   We used the following methods and assumptions to estimate our fair value disclosures for financial instruments:

   Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

                              CIRRUS LOGIC, INC.

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

   The carrying amounts and fair values of our financial instruments are as follows (in thousands):

                                       March 30, 2002      March 31, 2001
                                     ------------------- -------------------
                                     Carrying            Carrying
                                      Amount  Fair Value  Amount  Fair Value
                                     -------- ---------- -------- ----------
    Cash............................ $  9,719  $  9,719  $222,048  $222,048
    Marketable securities:
       Commercial paper.............    4,500     4,500    41,088    41,266
       U.S. Government Agency
         instruments................       --        --     6,581     6,581
       Marketable equity securities.  139,117   139,117     1,178     1,178
    Long-term debt and capital lease
      obligations...................      617       617     3,469     3,469

   At March 30, 2002, all available-for-sale debt securities have contractual maturities of less than one year. Gross realized and unrealized gains and losses on all classes of debt securities were immaterial at and for the periods ended March 30, 2002 and March 31, 2001. Unrealized gains on marketable equity securities were $1.5 million at March 30, 2002 and $5.8 million at March 31, 2001.

3.  Accounts Receivable

   The following are the components of accounts receivable (in thousands):

                                                 March 30, March 31,
                                                   2002      2001
                                                 --------- ---------
           Gross accounts receivable............  $44,123  $138,302
           Less: Allowance for doubtful accounts   (1,965)   (2,200)
                                                  -------  --------
              Net Accounts Receivable...........  $42,158  $136,102
                                                  =======  ========

   The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

      Balance, March 27, 1999................................... $  9,296
         Release charged to costs and expenses..................   (3,031)
         Write-off of uncollectible accounts, net of recoveries.   (2,395)
                                                                 --------
      Balance, March 25, 2000...................................    3,870
         Release charged to costs and expenses..................   (1,408)
         Write-off of uncollectible accounts, net of recoveries.     (262)
                                                                 --------
      Balance, March 31, 2001...................................    2,200
         Additions charged to costs and expenses................   73,074
         Write-off of uncollectible accounts, net of recoveries.       (7)
         Transfer of allowance to long-term receivables.........  (73,302)
                                                                 --------
      Balance, March 30, 2002................................... $  1,965
                                                                 ========

                              CIRRUS LOGIC, INC.

4.  Acquisitions

   Peak Audio, Inc. On April 30, 2001, we completed the acquisition of the assets of Peak Audio, Inc. ("Peak"), a Colorado-based company specializing in commercial audio networking products. The results of Peak's operations have been included in our consolidated financial statements since that date.

   The aggregate purchase price of $9.8 million was comprised of the following components (in thousands):

                      Cash paid................... $8,117
                      Fair value of options issued    998
                      Direct acquisition costs....    717
                                                   ------
                         Total.................... $9,832
                                                   ======

   The fair value of the approximately 61,000 options issued in exchange for the outstanding options of Peak was determined using the Black-Scholes option valuation model. The purchase price excludes $2.0 million paid to certain key employees for a portion of their stock as this payment vests over three years' employment with us. We have recorded an asset, split between current and long-term, for the associated deferred compensation and are amortizing it on a straight-line basis over the three-year period. As part of the acquisition, the shareholders of Peak potentially can receive up to an additional $16 million in consideration based on the financial performance of the purchased assets over a two-year period. The contingent consideration can be paid in cash or Cirrus Logic common stock at our discretion and would be treated as additional purchase price. Peak did not meet the required financial milestones for the first annual period; consequently, we have not yet made a payout associated with this contingent consideration. The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the estimated fair value of assets acquired based on independent appraisals and management estimates as follows (in thousands):

Assets acquired.....................................................        $  191
In-process research and development.................................         1,910
Goodwill (5 year useful life).......................................         1,216
Intangible assets subject to amortization (4.9 year weighted-average useful life):.....................................................
   Existing technology (5 year useful life)......................... $2,730
   Core technology/patents (5 year useful life).....................  1,390
   Assembled workforce (3 year useful life).........................    920
   License agreements (9 year useful life)..........................    440
   Trade name/trademarks (4 year useful life).......................    320
                                                                     ------
       Total intangible assets......................................         5,800
Deferred compensation--unvested options.............................           715
                                                                            ------
       Net assets acquired..........................................        $9,832
                                                                            ======

   The acquired in-process research and development of $1.9 million was expensed upon completion of the acquisition. In accordance with SFAS 141 and 142, assembled workforce will be reclassified to goodwill effective March 31, 2002 and we will cease amortizing goodwill. The goodwill was deductible for tax purposes.

   ShareWave, Inc. On October 2, 2001, we acquired 100% of the outstanding stock of ShareWave, Inc. ("ShareWave"). The results of ShareWave's operations have been included in our consolidated financial statements since that date. ShareWave developed a wireless LAN semiconductor solution, based on IEEE 802.11 standards, capable of seamlessly sharing high-quality audio and video entertainment throughout the home. The

                              CIRRUS LOGIC, INC.

acquisition strengthens the connectivity portion of our vision, which is to provide semiconductor solutions that allow people to hear, see, connect, and enjoy digital entertainment.

   The aggregate purchase price of $76.6 million was comprised of the following components (in thousands):


                  Fair value of common shares issued.. $72,411
                  Cash paid to dissenting shareholders   2,716
                  Fair value of options issued........     999
                  Direct acquisition costs............     500
                  Cash paid for fractional shares.....       4
                                                       -------
                     Total............................ $76,630
                                                       =======

   The fair value of the 2.8 million common shares issued was determined based on the average closing price of our common shares over the period beginning two days before and ending two days after the announcement of the acquisition. Of the 2.8 million common shares issued, approximately 435,000 were placed into an escrow account to cover representations and warranties made by ShareWave in the merger agreement. The escrow agreement terminates in December 2002. The fair value of the approximately 452,000 options issued in exchange for the outstanding options of ShareWave was determined using the Black-Scholes option valuation model.

   The purchase price excludes the fair value of approximately 69,000 shares that would otherwise have been issued to certain key employees as part of the acquisition. These shares vest and will be issued ratably on an annual basis over a three-year period, assuming continued employment with us. We have recorded deferred compensation as a component of stockholders' equity for the fair value of these shares, based on the closing price of Cirrus stock on the date the acquisition was effective, and are amortizing the deferred compensation on a straight-line basis over three years.

   The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates as follows (in thousands):

Net liabilities assumed.............................................        $(5,944)
In-process research and development.................................         14,400
Goodwill............................................................         56,251
Intangible assets subject to amortization (6.9 year weighted-average useful life):.....................................................
   Customer agreements (7 year useful life)......................... $8,200
   Core technology/patents (7 year useful life).....................  3,400
   Trademark (7 year weighted-average useful life)..................    200
   Other intangible assets (1 year weighted-average useful life)....    195
                                                                     ------
       Total intangible assets......................................         11,995
Deferred compensation--unvested options.............................             12
Facilities abandonment accrual......................................            (84)
                                                                            -------
       Net assets acquired..........................................        $76,630
                                                                            =======

   The acquired in-process research and development of $14.4 million was expensed upon completion of the acquisition. The goodwill was not deductible for tax purposes.

   LuxSonor Semiconductors, Inc. On October 10, 2001, we acquired 100% of the outstanding stock of LuxSonor Semiconductors, Inc. ("LuxSonor"). The results of LuxSonor's operations have been included in our

                              CIRRUS LOGIC, INC.

consolidated financial statements since that date. LuxSonor has developed a family of DVD video processors and audio/video semiconductor solutions. This acquisition strengthens our silicon content and ability to provide Total Entertainment (Total-E(TM)) solutions for current DVD systems as well as next-generation, Internet-ready DVD players.

   The estimated aggregate purchase price of $50.0 million was comprised of the following components (in thousands):

                   Fair value of common shares issued $45,936
                   Cash..............................   1,925
                   Fair value of options issued......   1,200
                   Direct acquisition costs..........     900
                                                      -------
                      Total.......................... $49,961
                                                      =======

   The fair value of the 1.8 million common shares issued was determined based on the average closing price of our common shares over the period beginning two days before and ending two days after the announcement of the acquisition. The fair value of the approximately 203,000 options issued in exchange for the outstanding options of LuxSonor was determined using the Black-Scholes option valuation model. In conjunction with the acquisition, $9.75 million of the purchase price was placed into an escrow account to cover representations and warranties made by LuxSonor in the merger agreement. The escrow agreement terminates in April 2003. During fiscal 2002, we filed a claim to recover approximately $7.8 million from the escrow account under the terms of the merger agreement; this amount is included in other current assets on the balance sheet. The difference between the amount paid into and the claim filed against the escrow account was included in the purchase price. Our escrow claim is currently being disputed in arbitration, so the purchase price may change.

   The purchase price excludes the fair value of approximately 125,000 shares that would otherwise have been issued to certain key employees as part of the acquisition. These shares vest and will be issued ratably on an annual basis over a two-year period, assuming continued employment with us. We have recorded deferred compensation as a component of stockholders' equity for the fair value of these shares, based on the closing price of Cirrus stock on the date the acquisition was effective, and are amortizing the deferred compensation on a straight-line basis over two years.

   The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates as follows (in thousands):

Net liabilities assumed.............................................         $(4,142)
In-process research and development.................................           8,600
Goodwill............................................................          24,197
Intangible assets subject to amortization (3.6 year weighted-average useful life):.....................................................
   Existing technology (3.5 year weighted-average useful life)...... $16,000
   Core technology/patents (4 year useful life).....................   4,000
   License agreements (4 year useful life)..........................   1,500
                                                                     -------
       Total intangible assets......................................          21,500
Deferred compensation--unvested options.............................             193
Facilities abandonment accrual......................................            (237)
Previous equity investment in LuxSonor..............................            (150)
                                                                             -------
       Net assets acquired..........................................         $49,961
                                                                             =======

                              CIRRUS LOGIC, INC.

   The acquired in-process research and development of $8.6 million was expensed upon completion of the acquisition. The goodwill was not deductible for tax purposes.

   Stream Machine Company. On December 7, 2001, we acquired 100% of the outstanding stock of Stream Machine Company ("Stream Machine"). The results of Stream Machine's operations have been included in our consolidated financial statements since that date. Stream Machine has advanced silicon and video algorithm technology for MPEG-2 video recording applications. This acquisition strengthens our ability to provide Total Entertainment (Total-E(TM)) solutions for next-generation, networked home entertainment applications. Stream Machine's proprietary video compression technology provides high quality video for multiple home entertainment applications, such as DVD recorders, personal video recorders, digital camcorders, and PC video peripherals.

   The estimated aggregate purchase price of approximately $72.1 million was comprised of the following components (in thousands):

                   Fair value of common shares issued $61,380
                   Fair value of options issued......  10,188
                   Direct acquisition costs..........     500
                   Cash paid for fractional shares...       3
                                                      -------
                      Total.......................... $72,071
                                                      =======

   The fair value of the 3.6 million common shares issued was determined based on the average closing price of our common shares over the period beginning two days before and ending two days after the announcement of the acquisition. The fair value of the approximately 958,000 options issued in exchange for the outstanding options of Stream Machine was determined using the Black-Scholes option valuation model. In connection with the acquisition, approximately 740,000 shares were placed into an escrow account to cover representations and warranties, as well as certain revenue commitments, made by Stream Machine in the merger agreement. The escrow agreement terminates in March 2003. Given the uncertainty around the ultimate issuance of the shares placed in escrow due to Stream Machine's revenue commitments, they were not included in determining the estimated aggregate purchase price nor were they considered to be outstanding for purposes of share count and calculation of weighted average shares outstanding.

   The purchase price excludes the fair value of approximately 42,000 shares that would otherwise have been issued to certain key employees as part of the acquisition. These shares vest and will be issued ratably on an annual basis over a two-year period, assuming continued employment with us. We have recorded deferred compensation as a component of stockholders' equity for the fair value of these shares, based on the closing price of Cirrus stock on the date the acquisition was effective, and are amortizing the deferred compensation on a straight-line basis over two years.

                              CIRRUS LOGIC, INC.

   The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates as follows (in thousands):

Net liabilities assumed...........................................         $(2,218)
In-process research and development...............................           6,400
Goodwill..........................................................          42,421
Intangible assets subject to amortization (4 year weighted-average useful life):
   Existing technology (4 year useful life)....................... $24,700
   Core technology/patents (4 year useful life)...................   2,900
                                                                   -------
       Total intangible assets....................................          27,600
Deferred compensation--unvested options...........................           3,749
Facilities abandonment accrual....................................          (5,837)
Liability for shares subject to repurchase........................             (44)
                                                                           -------
       Net assets acquired........................................         $72,071
                                                                           =======

   The acquired in-process research and development of $6.4 million was expensed upon completion of the acquisition. The goodwill was not deductible for tax purposes.

   Pro Forma Results. The following unaudited pro forma information presents the combined results of operations of the Company, ShareWave, LuxSonor and Stream Machine for the years ended March 30, 2002 and March 31, 2001 as if the mergers had been consummated at the beginning of the respective fiscal years. Peak was not included in the pro forma disclosure as the impact of its operations was not significant. The pro forma information includes the impact of certain pro forma adjustments, including the amortization of intangibles and non-cash deferred stock compensation. Additionally, the total in-process research and development charge of $29.4 million recorded for the three acquisitions has been excluded from the periods presented. The information is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that actually would have occurred if the mergers had been consummated at the beginning of the respective fiscal years, nor is it necessarily indicative of future operating results of the Company.

   The following table sets forth the required pro forma information (in thousands, except per share amounts):

                                                               Fiscal Years Ended
                                                              --------------------
                                                              March 30,  March 31,
                                                                2002       2001
                                                              ---------  ---------
Net sales.................................................... $ 421,434  $788,325
Income (loss) before extraordinary gain and accounting change  (210,799)  103,534
Net income (loss)............................................  (210,799)  104,502
Diluted income (loss) per share.............................. $   (2.56) $   1.26

   AudioLogic, Inc. On July 27, 1999, we acquired AudioLogic, Inc. ("AudioLogic"), a Colorado-based company specializing in low power mixed-signal integrated circuit design for approximately 1.2 million shares of Cirrus Logic common stock. In addition, each outstanding, unexercised option in AudioLogic granted under the AudioLogic 1992 Stock Option Plan was exchanged for an option to purchase the common stock of Cirrus Logic.

   The aggregate initial purchase price of $22.7 million was allocated primarily to various intangible assets. Based on independent appraisals, $8.0 million of the purchase price was allocated to in-process research and development. We expensed this amount on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative uses.

                              CIRRUS LOGIC, INC.

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

5.  Joint Venture

   During fiscal 2001, we signed a definitive agreement with Creative Technology Ltd. ("Creative") and Vertex Technology Fund (II) Ltd. ("Vertex"), whereby Creative and Vertex made investments in eMicro Corporation ("eMicro"), a fabless joint manufacturing venture based in Singapore in which we have a 75% interest. We currently hold 12 million shares of preferred stock in this joint venture. There have been no dividends paid from this joint venture. Under the terms of the agreement, eMicro is a licensee of our proprietary circuits and a strategic supplier of audio codecs and other mixed-signal chip solutions to Creative. In April 2002, the eMicro Board of Directors recommended the dissolution of eMicro, which we anticipate will be completed in early 2003. We currently consolidate the amounts of eMicro in our financial statements. As of March 30, 2002, eMicro represented approximately 1% of our consolidated total assets.

6.  Long-term Debt and Capital Lease Obligations

   Long-term debt and capital lease obligations consisted of the following (in thousands):

                                                                March 30, March 31,
                                                                  2002      2001
                                                                --------- ---------
Installment notes with average interest rates of 8.4%, due 2002   $  --    $ 3,148
Capital lease obligations......................................     617        321
                                                                  -----    -------
   Total debt and capital lease obligations....................     617      3,469
   Less: current maturities....................................    (566)    (3,133)
                                                                  -----    -------
       Total long-term debt and capital lease obligations......   $  51    $   336
                                                                  =====    =======

   The long-term portion of the capital lease commitment will be completely paid in fiscal 2004. The capital lease obligations for purchased equipment are payable in varying monthly installments at rates from 11.3% to 13.5%.

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

7.  Bank Arrangements

   As of March 30, 2002, we have a $9 million letter of credit secured by $10 million restricted cash. The letter of credit was issued to secure certain obligations under our lease agreement for a new headquarters facility in Austin, Texas. As a result of the acquisition of Stream Machine, we have $2.3 million in restricted cash securing

                              CIRRUS LOGIC, INC.

a letter of credit related to Stream Machine's office lease. We also have $0.5 million in restricted cash securing a writ of attachment related to ongoing litigation.

8.  Commitments and Contingencies

Facilities and Equipment Under Operating Lease Agreements

   We lease our facilities and certain equipment under operating lease agreements, some of which have renewal options. Certain of these arrangements provide for lease payment increases based upon future fair market rates. During fiscal 2001, we entered into an operating lease for approximately 192,000 square feet of office space in Austin, Texas. This space is currently under construction. We plan to relocate our headquarters and engineering facility to this space during the fall of 2002.

   The aggregate minimum future rental commitments under all operating leases for the following fiscal years are (in thousands):

                                                      Net Facilities  Equipment     Total
                                 Facilities Subleases  Commitments   Commitments Commitments
                                 ---------- --------- -------------- ----------- -----------
2003............................  $ 16,297   $ 6,882     $ 9,415        $146       $ 9,561
2004............................    17,580     7,025      10,555          70        10,625
2005............................    16,607     6,144      10,463          32        10,495
2006............................    15,448     6,298       9,150          14         9,164
2007............................    13,043     4,938       8,105           8         8,113
Thereafter......................    40,907     7,547      33,360          --        33,360
                                  --------   -------     -------        ----       -------
   Total minimum lease payments.  $119,882   $38,834     $81,048        $270       $81,318
                                  ========   =======     =======        ====       =======

   The facilities commitment numbers include amounts for our new headquarters and engineering facility, which is currently under construction. We have the option to purchase the building in lieu of leasing. Total rent expense was approximately $11.7 million, $10.4 million, and $9.0 million for fiscal 2002, 2001, and 2000, respectively. Sublease rental income was $6.4 million, $5.6 million, and $3.9 million for fiscal 2002, 2001, and 2000, respectively.

Wafer Purchase Commitments

   We rely on third-party wafer fabricators for our wafer manufacturing needs. As of March 30, 2002, we had agreements with multiple foundries for the manufacture of wafers. None of these agreements has volume purchase commitments or "take or pay" clauses. The agreements provide for purchase commitments based on purchase orders or, in some cases, binding forecasts. Cancellation fees or other charges may apply and are generally dependent upon whether wafers have been started or the stage of the manufacturing process at which the notice of cancellation is given. As of March 30, 2002, we had foundry commitments of $13.3 million.

   During the 1990s, we formed two joint ventures to expand our wafer supply sources by taking direct ownership interests in wafer manufacturing entities. In fiscal 2000 and 1999, we terminated these ventures and returned to the fabless business model.

   During fiscal 2001 and 2000, we had firm commitments to purchase wafers from third-party suppliers. When our firm wafer purchase commitments exceeded our wafer needs, we accrued losses on firm wafer purchase commitments in excess of estimated wafer needs over the short-term (six months) to the extent they

                              CIRRUS LOGIC, INC.

would result in inventory losses were we to fulfill the commitment and take delivery of the inventory. The following table summarizes our accrued wafer purchase commitments (in thousands):

             Balance, March 27, 1999.................... $ 74,500
                Additions charged to costs and expenses.       --
                Payments/deductions.....................  (73,824)
                                                         --------
             Balance, March 25, 2000....................      676
                Additions charged to costs and expenses.       --
                Payments/deductions.....................     (676)
                                                         --------
             Balance, March 31, 2001 and March 30, 2002. $     --
                                                         --------

   In addition to our wafer supply arrangements, we currently contract with third-party assembly vendors to package the wafer die into finished products. Assembly vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry. We had non-cancelable assembly purchase orders with numerous vendors totaling $1.0 million at March 30, 2002.

Legal Matters

   On October 19, 2001, we filed a lawsuit against Fujitsu, Ltd. in the United States District Court for the Northern District of California. We are alleging claims for breach of contract and anticipatory breach of contract, and seek damages in excess of $46 million. The basis for our complaint is Fujitsu's refusal to pay for chips delivered to and accepted by it. On December 17, 2001, Fujitsu filed an answer and a counterclaim. Fujitsu alleges claims for breach of contract, breach of warranty, quantum meruit/equitable indemnity, and declaratory relief. The basis for the claims is our sale of allegedly defective chips to Fujitsu, which chips allegedly caused Fujitsu's hard disk drives to fail. The counterclaim does not specify the damages Fujitsu seeks, other than to allege it has sustained "tens of millions" of dollars in damages. Our claim is based on chips that are not included in Fujitsu's counterclaim but for which Fujitsu has not paid. We believe that any potential liability in connection with Fujitsu's counterclaim is covered by insurance coverage and claims we have against third parties. To facilitate the resolution of all claims in one lawsuit, including our claims against potentially responsible third parties, we and Fujitsu agreed to realign our claims with Fujitsu as the plaintiff and us as the defendant and counterclaimant. This realignment allowed us to file in the same lawsuit a third-party claim alleging breach of contract and warranty against Amkor Technology, Inc., the company that recommended and sold us the goods that allegedly caused Fujitsu's hard disk drives to fail. Amkor filed an answer to our third-party claim and a third-party complaint for implied contractual indemnity against Sumitomo Bakelite Co., Ltd., the company that sold the allegedly defective goods to Amkor. We intend to defend and prosecute our lawsuit vigorously.

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

                              CIRRUS LOGIC, INC.

as well as punitive damages. The plaintiffs currently owe us amounts exceeding $53 million for products we have shipped and for non-cancelable orders placed with us.

   On December 24, 2001, the court granted our application for writs of attachment against the plaintiffs in the amount of approximately $25 million. The court issued its order granting the application on March 11, 2002. The plaintiffs appealed the order, and the appeal is pending. Pursuant to an agreement we entered into, the plaintiffs have delivered to us a letter of credit in the amount of approximately $25 million in substitution for an attachment of their property. We will have the right to draw under the letter of credit in the event we prevail in the litigation. We intend to defend and prosecute the claims asserted by the plaintiffs and collect all amounts owed to us.

   During the fourth quarter of fiscal 2002, we recorded a $73.3 million charge to reserve disputed receivables associated with the ongoing litigation with Fujitsu and Western Digital. If we are successful in collecting these receivables through the ongoing litigation, we will record an equivalent reduction in operating expense. These receivables and the related allowances have been reclassified from short-term to long-term as of March 30, 2002 to reflect our current expectation regarding the timing of cash collection.

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

9.   Restructuring Charges and Other

   During fiscal 2002, we announced a change to our business model that de-emphasized our magnetic storage chip business and focused on consumer-entertainment electronics. As a result of these strategic decisions and in response to ongoing economic and industry conditions, we eliminated approximately 420 employee positions worldwide from various business functions and job classes over the course of fiscal 2002. We recorded a restructuring charge of $6.4 million in operating expenses to cover costs associated with these workforce reductions. In addition, we recorded a $4.5 million restructuring charge in operating expenses for costs associated with facility consolidations. As of March 30, 2002, we have a remaining restructuring accrual of $4.6 million. We expect to discharge the remaining balance associated with severance and related benefits of approximately $0.1 million through cash payments during fiscal 2003. The balance of $4.5 million for facilities and other costs relates to net lease expenses that will be paid over the respective lease terms through fiscal 2013 and other anticipated lease termination costs.

   During fiscal 2001, we recorded $12.5 million in income to recognize the receipt of two previously reserved notes from Intel Corporation on behalf of Basis Communications Corporation. In addition, we recognized gains on the sale to Intel of stock we held in Basis Communications of $79.5 million. We also recorded $1.8 million in income due to the final resolution of the MiCRUS restructuring agreement.

   During fiscal 2000, we substantially completed the restructuring activities that were initiated in fiscal 1999. We restructured our relationships with our manufacturing joint ventures and returned to a fabless business model.

                              CIRRUS LOGIC, INC.

In fiscal 2000, we recorded restructuring charges of $126.6 million, $1.0 million of which was in cost of sales. These restructuring charges included a $135.0 million direct cash payment to one of the joint venture partners, $36.8 million related to certain Cirrus common stock that we issued to one of the joint venture partners, $9.3 million of lease buyout costs, and $16.4 million of equipment write-offs. These charges were partially offset by the reversal of approximately $71.9 million of previously accrued wafer purchase commitment charges due to the renegotiated terms of our purchase commitments with our former partners.

   The terms of the MiCRUS restructuring agreement, entered into during fiscal 2000, required us to pay $135 million in cash to IBM and issue into an escrow account shares of our common stock with a fair value (based on the average closing price of our common stock for the 20 days prior to closing) of $32 million. Under the escrow arrangement, the escrow period ended on April 3, 2000. On that date, 2.4 million shares were released to IBM and the remaining shares were returned to us due to contractual limitations on the value to be realized by IBM. During the six-month period following April 3, 2000, IBM could sell on the open market our stock it received. If at the end of the six-month period on September 30, 2000, IBM had sold at least 15% of our stock, it could require us to purchase the remaining shares for cash such that the total received by IBM, including the amounts IBM received in open market sales was $32 million. IBM could keep all proceeds from the sale of the stock in excess of $32 million up to a maximum of $48 million. Amounts received by IBM in excess of $48 million had to be returned to us. As of September 23, 2000, IBM had sold all of the shares of our common stock issued under the MiCRUS restructuring agreement. The proceeds from these sales were approximately $48 million. As a result, at September 23, 2000, we reclassified $32 million of temporary equity to permanent equity, since our obligation under the restructuring agreement had ceased.

   The following table sets forth the activity in our fiscal 2002, 2001, and 2000 restructuring accruals as of March 30, 2002 (in thousands):

                                Severance and     Facilities
                               Related Benefits and Other Costs   Total
                               ---------------- --------------- ---------
     Balance, March 27, 1999..     $   809         $  12,773    $  13,582
        Fiscal 2000 provision.           8           195,900      195,908
        Amount utilized.......        (605)         (203,150)    (203,755)
        Adjustments...........        (212)            1,256        1,044
                                   -------         ---------    ---------
     Balance, March 25, 2000..          --             6,779        6,779
                                   -------         ---------    ---------
        Amount utilized.......          --            (3,617)      (3,617)
        Adjustments...........          --            (2,670)      (2,670)
                                   -------         ---------    ---------
     Balance, March 31, 2001..          --               492          492
                                   -------         ---------    ---------
        Fiscal 2002 provision.       6,449             4,474       10,923
        Amount utilized.......      (6,297)             (485)      (6,782)
                                   -------         ---------    ---------
     Balance, March 30, 2002..     $   152         $   4,481    $   4,633
                                   =======         =========    =========

10.   Employee Benefit Plans

   We have adopted a 401(k) Profit Sharing Plan (the "Plan") covering substantially all of our qualifying domestic employees. Under the Plan, employees may elect to contribute up to 20% of their annual compensation, subject to annual IRS limitations. The Plan requires that we match 50% of the first 6% of the employees' annual contribution to the plan. During fiscal 2002, 2001, and 2000, we matched employee contributions up to various maximums per plan for a total of approximately $1,558,000, $331,000, and $478,000, respectively. We expect to continue the contributions in fiscal 2003.

                              CIRRUS LOGIC, INC.

11.   Stockholders' Equity

Employee Stock Purchase Plan

   In March 1989, we adopted the 1989 Employee Stock Purchase Plan (the "ESPP"). As of March 30, 2002, 949,743 shares of common stock are reserved for future issuance under this plan. During fiscal 2002, 2001, and 2000, we issued 234,584, 248,746, and 409,666 shares, respectively, under the ESPP.

Preferred Stock

   We have not issued any of the authorized 1.5 million shares of Series A Participating Preferred Stock.

Stock Option Plans

   We have various stock option plans (the "Option Plans") under which officers, employees, non-employee directors and consultants may be granted qualified and non-qualified options to purchase shares of our authorized but not issued common stock. Options are generally priced at the fair market value of the stock on the date of grant. Options granted to employees are exercisable upon vesting, and certain options granted to non-employee directors are exercisable upon grant. Options expire no later than ten years from the date of grant.

   We did not issue any restricted stock in fiscal 2002. In fiscal 2001 and 2000, we issued 32,000 and 70,000 shares of restricted stock, respectively, to certain employees at no cost that vest over one to four years. The non-vested portion of these shares has been excluded from earnings per share number in accordance with SFAS 128, "Earnings per Share." We recognize the excess of the grant date fair market value over the exercise price as compensation expense ratably over the vesting period. The weighted average fair value of shares granted in fiscal 2001 and 2000 was $32.56 and $8.93, respectively. We recorded compensation expense of $348,000, $347,000, and $1,026,000, in fiscal 2002,
2001, and 2000, respectively, relating to restricted stock.

                              CIRRUS LOGIC, INC.

   Information relative to stock option activity is as follows (in thousands, except per share amounts):

                                                        Outstanding Options
                                                       ----------------------
                                                                  Weighted
                                     Options Available            Average
                                         for Grant     Shares  Exercise Price
                                     ----------------- ------  --------------
  Balance, March 27, 1999...........       3,196        8,839      $ 9.47
     Shares authorized for issuance.       2,000           --          --
     Options granted................      (4,154)       4,154        8.79
     Options exercised..............          --       (1,588)       8.80
     Options cancelled..............       2,854       (2,854)       9.40
     Options expired................        (679)          --          --
                                          ------       ------      ------
  Balance, March 25, 2000...........       3,217        8,551        9.29
     Shares authorized for issuance.       3,500           --          --
     Options granted................      (6,743)       6,743       26.38
     Options exercised..............          --       (2,519)       9.26
     Options cancelled..............       1,747       (1,747)      16.00
     Options expired................         (52)          --          --
                                          ------       ------      ------
  Balance, March 31, 2001...........       1,669       11,028       18.68
     Shares authorized for issuance.       5,115           --          --
     Options granted................      (7,210)       7,210       14.45
     Options exercised..............          --       (1,215)      10.07
     Options cancelled..............       2,718       (2,718)      21.37
     Options expired................        (138)          --          --
                                          ------       ------      ------
  Balance, March 30, 2002...........       2,154       14,305      $16.20
                                          ======       ======      ======

   As of March 30, 2002, approximately 16.5 million shares of common stock were reserved for issuance under the Option Plans.

   The following table summarizes information concerning currently outstanding and exercisable options (in thousands, except per share amounts):

                                 Options Outstanding           Options Exercisable
                         ----------------------------------- -----------------------
                                         Weighted
                                          Average   Weighted                Weighted
                             Number      Remaining  Average      Number     Average
                          Outstanding   Contractual Exercise  Exercisable   Exercise
Range of Exercise Prices (in thousands)    Life      Price   (in thousands)  Price
------------------------ -------------- ----------- -------- -------------- --------
     $ 0.00-$ 9.19......      3,191        6.41      $ 6.60      1,830       $ 7.20
     $ 9.44-$16.80......      7,713        8.98       14.42      1,619        13.10
     $17.43-$31.75......      1,201        8.52       21.48        396        20.16
     $32.56-$44.50......      2,200        8.48       33.45        501        34.45
                             ------        ----      ------      -----       ------
                             14,305        8.29      $16.20      4,346       $13.72
                             ======        ====      ======      =====       ======

   As of March 31, 2001 and March 25, 2000, the number of options exercisable was 2,507,000 and 3,622,000, respectively.

                              CIRRUS LOGIC, INC.

Stock-Based Compensation

   If we had calculated compensation cost for our stock option plans based upon the fair value at the grant date for awards under the Option Plans consistent with the optional methodology prescribed under SFAS 123, "Accounting for Stock-Based Compensation," the net income (loss) and earnings per share would have been as shown below (in thousands, except per share data):

                                                2002      2001     2000
                                             ---------  -------- --------
      Net income (loss) as reported......... $(206,079) $143,176 $(47,096)
      Pro forma net income (loss)...........  (264,408)   82,471  (81,763)
      Basic earnings per share as reported..     (2.66)     2.00    (0.77)
      Pro forma basic earnings per share....     (3.41)     1.15    (1.33)
      Diluted earnings per share as reported     (2.66)     1.86    (0.77)
      Pro forma diluted earnings per share..     (3.41)     1.13    (1.33)

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period (for options) and the six-month purchase period (for stock purchases under the ESPP).

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The effects on pro forma disclosure of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years.

   We estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model using a dividend yield of 0% and the following additional weighted-average assumptions:

                                                 2002   2001   2000
                                                -----  -----  -----
            Employee Option Plans:
               Expected stock price volatility. 83.41% 76.26% 68.52%
               Risk-free interest rate.........   5.0%   6.0%   6.1%
               Expected lives (in years).......   4.3    5.3    5.2

            Employee Stock Purchase Plan:
               Expected stock price volatility. 83.41% 76.26% 68.52%
               Risk-free interest rate.........   4.5%   5.7%   5.7%
               Expected lives (in years).......   0.5    0.5    0.5

   During fiscal 2002, 2001, and 2000, all options were granted at an exercise price equal to the closing market price on the grant date. Using the Black-Scholes option valuation model, the weighted average estimated fair values of employee stock options granted in fiscal 2002, 2001, and 2000 were $7.59, $20.90, and $6.51, respectively. The weighted average estimated fair values for purchase rights granted under the ESPP for fiscal 2002, 2001, and 2000 were $6.71, $5.90, and $2.99, respectively.

Rights Plan

   In May 1998, the Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each share of common stock outstanding held as of May 15, 1998. Each Right will entitle stockholders to

                              CIRRUS LOGIC, INC.

purchase one one-hundredth of a share of our Series A Participating Preferred Stock at an exercise price of $60. The Rights only become exercisable in certain limited circumstances following the tenth day after a person or group announces acquisitions of or tender offers for 15% or more of our common stock. For a limited period following the announcement of any such acquisition or offer, the Rights are redeemable by us at a price of $0.01 per Right. If the Rights are not redeemed, each Right will then entitle the holder to purchase common stock having the value of twice the exercise price. For a limited period after the exercisability of the Rights, each Right, at the discretion of the Board, may be exchanged for one share of common stock per Right. The Rights will expire in the fiscal year 2009.

Stock Repurchase

   On April 11, 2001, we repurchased approximately 6.4 million shares of our common stock from a former member of the Board of Directors for approximately $68.7 million. The shares were subsequently retired with $57.9 million charged to common stock and additional paid-in capital and $10.8 million charged to accumulated deficit.

12.  Comprehensive Income

   Our comprehensive income is comprised of foreign currency translation adjustments and unrealized gains and losses on investments classified as available-for-sale.

                                Foreign  Unrealized Gains (Losses)
                                Currency       on Securities         Total
                                -------- ------------------------- --------
    Balance, March 27, 1999.... $(1,476)         $     --          $ (1,476)
       Current-period activity.     940            47,820            48,760
                                -------          --------          --------
    Balance, March 25, 2000....    (536)           47,820            47,284
       Current-period activity.    (719)          (41,987)          (42,706)
                                -------          --------          --------
    Balance, March 31, 2001....  (1,255)            5,833             4,578
       Current-period activity.    (135)           (4,324)           (4,459)
                                -------          --------          --------
    Balance, March 30, 2002.... $(1,390)         $  1,509          $    119
                                =======          ========          ========

13.  Income Taxes

   Income (loss) before provision (benefit) for income taxes consists of (in thousands):

                                   2002      2001      2000
                                ---------  --------  --------
                  United States $(214,345) $176,507  $ 33,304
                  Foreign......    (2,715)  (18,688)  (80,400)
                                ---------  --------  --------
                     Total..... $(217,060) $157,819  $(47,096)
                                =========  ========  ========

   The provision (benefit) for income taxes consists of (in thousands):

                                    2002     2001     2000
                                  --------  ------- ------
                      Current
                         Federal. $(10,440) $12,092  $ --
                         State...       --    2,880    --
                         Foreign.       70      743    --
                                  --------  ------- -----
                                  $(10,370) $15,715  $ --
                                  ========  ======= =====

                              CIRRUS LOGIC, INC.

   The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal rate to pretax income as follows (in percentages):

                                                            2002   2001   2000
                                                           -----  -----  -----
 Expected income tax provision (benefit) at the US federal
   statutory rate......................................... (35.0)  35.0  (35.0)
 Provision for state income taxes, net of federal effect..    --    1.2     --
 In-process research and development expenses.............   5.0     --    6.0
 Net change in valuation allowance........................  29.5  (34.2) (30.9)
 Tax settlements and refunds..............................  (4.9)    --     --
 Unbenefited foreign losses...............................   0.6    7.9   59.7
 Other....................................................    --    0.1    0.2
                                                           -----  -----  -----
    Provision (benefit) for income taxes..................  (4.8)  10.0     --
                                                           =====  =====  =====

   Significant components of our deferred tax assets and liabilities are (in thousands):

                                                         March 30,  March 31,
                                                           2002       2001
                                                         ---------  ---------
   Deferred tax assets:
      Inventory valuation............................... $  21,579  $  8,505
      Accrued expenses and allowances...................    38,602     2,419
      Net operating loss carryforwards..................    43,615        --
      Research and development tax credit carryforwards.    34,431    19,221
      State investment tax credit carryforwards.........     4,026     4,026
      Capitalized research and development..............    37,638    18,848
      Deferred royalty income...........................    25,900    12,950
      Other.............................................     2,333     5,450
                                                         ---------  --------
   Total deferred tax assets............................   208,124    71,419
      Valuation allowance for deferred tax assets.......  (182,112)  (61,740)
                                                         ---------  --------
   Net deferred tax assets..............................    26,012     9,679
                                                         ---------  --------
   Deferred tax liabilities:
      Unrealized gains..................................       558     2,158
      Depreciation and amortization.....................    23,344     6,594
      Other.............................................     2,110       927
                                                         ---------  --------
   Total deferred tax liabilities.......................    26,012     9,679
                                                         ---------  --------
   Total net deferred tax assets........................ $      --  $     --
                                                         =========  ========

   SFAS 109, "Accounting for Income Taxes," provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance equal to our net deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis.

   The valuation allowance increased by $120.4 million in fiscal year 2002 and decreased by $37.8 million in fiscal year 2001.

   During fiscal year 2002, we recorded a nonrecurring tax benefit totaling $10.5 million. Of that amount, $8.8 million was the result of the settlement of examinations by the Internal Reserve Service for fiscal years 1994

                              CIRRUS LOGIC, INC.

through 1997. The remaining $1.7 million was generated by an anticipated refund of alternative minimum tax paid for fiscal year 2001. At March 30, 2002, we had federal net operating loss carryforwards of $117.9 million. Of this amount, $72.4 million relates to companies we acquired during fiscal year 2002 and are, therefore, subject to certain limitations under Section 382 of the Internal Revenue Code. In addition, approximately $11.2 million of the federal net operating loss is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital rather than current earnings if subsequently realized. The net operating loss carryforwards expire in fiscal years 2011 through 2022. There are federal research and development tax credit carryforwards of $24.9 million that expire in fiscal years 2006 through 2022. We also had state tax credit carryforwards of approximately $13.6 million, $4.0 million of which expire in fiscal years 2003 through 2008. The remaining $9.6 million of state tax credit carryforwards are not subject to expiration.

14.  Segment Information

   We design and market high-performance analog and DSP chip solutions for consumer entertainment electronics that allow people to see, hear, connect, and enjoy digital entertainment. We determine our operating segments in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." Our chief executive office ("CEO") has been identified as the chief operating decision maker as defined by SFAS 131.

   During fiscal years 2001 and 2000, we had three principal product groups, which were considered to be operating segments: Analog Products Business Group, Internet Solutions Business Group and the Magnetic Storage Business Group. The remaining products, which had either been discontinued or subsequently sold, were grouped as End of Life. We reported net revenue and operating profit for those three business segments during fiscal 2001 and 2000.

   During the first quarter of fiscal year 2002, we announced our intention to focus on consumer entertainment electronics and de-emphasize our magnetic storage chip business. During the second quarter, we exited the magnetic storage chip business entirely. Additionally, we reduced our workforce by approximately 420 employee positions worldwide to align company resources and expense with our new strategy as well as in response to ongoing economic and industry conditions. See Note 9 for further discussion regarding our restructuring activities. During the third quarter of fiscal 2002, we completed the acquisitions of ShareWave, LuxSonor and Stream Machine. See Note 4 for further discussion regarding these acquisitions.

   As a result of the changes discussed above, our CEO now receives and uses enterprise-wide financial information to assess financial performance and allocate resources rather than information at a product group level. Additionally, our product groups have similar characteristics and customers. They share operations support functions such as sales, public relations, production, and logistics in addition to the general and administrative functions of human resources, legal, finance, and information technology. Accordingly, effective with the fourth quarter of fiscal 2002, we operate in one operating segment--consumer entertainment electronics. We have restated the disclosure for prior years to conform to the current-year presentation.

                              CIRRUS LOGIC, INC.

   Information on reportable segments for fiscal 2002, 2001 and 2000 are as follows (in thousands):

Business Segment Net Revenues:       2002     2001     2000
------------------------------     -------- -------- --------
Consumer Entertainment Electronics $288,114 $449,196 $431,342
Magnetic Storage..................  129,415  329,477  133,058
                                   -------- -------- --------
   Total.......................... $417,529 $778,673 $564,400
                                   ======== ======== ========

Business Segment Operating Profit (Loss):        2002      2001      2000
-----------------------------------------     ---------  -------- ---------
Consumer Entertainment Electronics........... $(135,891) $ 21,513 $  (4,196)
Magnetic Storage.............................   (88,257)   33,577    (3,042)
                                              ---------  -------- ---------
   Total.....................................  (224,148)   55,090    (7,238)
Restructuring................................   (10,923)   14,362  (125,612)
Interest income (expense), net...............     8,174     6,409   (15,658)
Other income (expense), net..................     9,837    81,958   101,412
                                              ---------  -------- ---------
   Income (loss) before provision for income
     taxes................................... $(217,060) $157,819 $ (47,096)
                                              =========  ======== =========

Geographic Area

   The following illustrates revenues by geographic locations based on product shipment destination and royalty payer location (in thousands):

                                  2002     2001     2000
                                -------- -------- --------
United States.................. $ 61,341 $142,484 $143,358
Pacific Rim....................  215,526  279,574  265,268
Japan..........................  111,529  304,188  107,800
Other foreign countries........   29,133   52,427   47,974
                                -------- -------- --------
   Total consolidated revenues. $417,529 $778,673 $564,400
                                ======== ======== ========

   The following illustrates property and equipment, net by geographic locations, based on physical location (in thousands):

                                                     2002    2001
                                                    ------- -------
United States...................................... $33,988 $45,265
Singapore..........................................   1,052   1,220
Pacific Rim (including Japan)......................   1,458     985
Other foreign countries............................      51      87
                                                    ------- -------
   Total consolidated property and equipment, net.. $36,549 $47,557
                                                    ======= =======

Significant Customers

   The following table summarizes sales to customers that represent more than 10% of our net sales:

                   2002 2001 2000
                   ---- ---- ----
Fujitsu...........  20%  24%  --
Thomson Multimedia  16%  --   --
Western Digital...  11%  13%  12%

   As a result of our planned exit from the mass storage chip business in the second quarter of fiscal 2002, we are not currently selling to Fujitsu or Western Digital. The loss of a significant customer or a significant reduction in a customer's orders could have an adverse effect on our sales.

                              CIRRUS LOGIC, INC.

15.  Quarterly Results (Unaudited)

   The following quarterly results have been derived from our unaudited consolidated financial statements. In the opinion of management, this unaudited information has been prepared on the same basis as the annual consolidated financial statements and includes all adjustments, including normal recurring adjustments, necessary for a fair presentation of this quarterly information. This information should be read in conjunction with the financial statements and related notes. The operating results for any quarter are not necessarily indicative of results to be expected for any future period. The unaudited quarterly statement of operations data for each quarter of fiscal years 2002 and 2001 are as follows (in thousands, except per share data):

                                                     Fiscal Year 2002
                                          --------------------------------------
                                            4/th/     3/rd/     2/nd/     1/st/
                                           Quarter   Quarter   Quarter   Quarter
                                          --------  --------  --------  --------
Operating summary:
Net sales................................ $ 83,610  $ 76,970  $ 77,276  $179,673
Gross margin.............................   40,568     6,314    30,692    20,675
Income (loss) before extraordinary items
  and accounting change..................  (80,795)  (85,367)  (16,920)  (22,997)
Net income (loss)........................  (80,795)  (85,367)  (16,920)  (22,997)
Basic earnings before extraordinary items
  and accounting change per share........ $  (0.98) $  (1.08) $  (0.23) $  (0.31)
Diluted earnings before extraordinary
  items and accounting change per share..    (0.98)    (1.08)    (0.23)    (0.31)

                                                   Fiscal Year 2001
                                          -----------------------------------
                                           4/th/    3/rd/    2/nd/    1/st/
                                          Quarter  Quarter  Quarter  Quarter
                                          -------- -------- -------- --------
Operating summary:
Net sales................................ $199,725 $207,998 $189,537 $181,412
Gross margin.............................   56,542   83,238   79,024   73,513
Income (loss) before extraordinary items
  and accounting change..................    3,952   23,877   16,468   98,105
Net income (loss)........................    3,952   23,877   16,468   98,880
Basic earnings before extraordinary items
  and accounting change per share........ $   0.05 $   0.32 $   0.25 $   1.50
Diluted earnings before extraordinary
  items and accounting change per share..     0.05     0.30     0.23     1.26

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant

   The information set forth in the Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on July 24, 2002 under the headings "Proposal for Election of Directors" and "Executive Officers," is incorporated herein by reference.

ITEM 11.  Executive Compensation

   The information set forth in the Proxy Statement under the heading "Executive Compensation and Other Information," is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

   The information set forth in the Proxy Statement under the heading "Stock Ownership," is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions

   The information set forth in the Proxy Statement under the heading "Certain Relationships and Related Transactions," is incorporated herein by reference.

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) The following documents are filed as part of this Report:

    1. Consolidated Financial Statements

       .  Report of Ernst & Young LLP, Independent Auditors.

       .  Consolidated Balance Sheet as of March 30, 2002 and March 31, 2001.

       . Consolidated Statement of Operations for the fiscal years ended March 30, 2002, March 31, 2001, and March 25, 2000.

       . Consolidated Statement of Cash Flows for the fiscal years ended March 30, 2002, March 31, 2001, and March 25, 2000.

       . Consolidated Statement of Stockholders' Equity (Net Capital Deficiency) for the fiscal years ended March 30, 2002, March 31, 2001, and March 25, 2000.

       .  Notes to Consolidated Financial Statements

    2. Financial Statement Schedules

   All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

    3. Exhibits

   The following exhibits are filed as part of or incorporated by reference into this Report:

Number                                             Description
------                                             -----------
  2.1  Agreement of Merger, dated July 18, 2001, by and among Registrant, Target Acquisition Corporation
       (a wholly owned subsidiary of Registrant), LuxSonor Semiconductors, Inc. and Shareholders'
       Representative. (1)

  2.2  Agreement of Merger dated July 18, 2001, by and among Registrant, Target I Acquisition
       Corporation (a wholly owned subsidiary of Registrant), ShareWave, Inc. and Shareholders'
       Representative. (1)

  2.3  Agreement and Plan of Reorganization dated August 9, 2001, by and among Registrant, Cirrus Logic
       SM Acquisition Corporation (a wholly owned subsidiary of Registrant), Stream Machine Company and Shareholders' Agent. (1)

  3.1  Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26,
       1998. (2)

  3.2  Agreement and Plan of Merger, filed with the Delaware Secretary of State on February 17, 1999. (2)

  3.3  Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock, filed with the Delaware Secretary of State on March 30, 1999. (2)

  3.4  By-laws of Registrant. (2)

 10.1+ Amended 1987 Stock Option Plan. (3)

 10.2+ 1989 Employee Stock Purchase Plan, as amended. (4)

 10.3+ 1990 Directors' Stock Option Plan, as amended. (4)

 10.4+ 1996 Stock Plan, as amended. (4)

Number                                             Description
------                                             -----------
 10.5+  Peak Audio 2001 Stock Plan, assumed by Registrant. (5)

 10.6+  ShareWave, Inc. 1996 Flexible Stock Incentive Plan, assumed by Registrant. (6)

 10.7+  LuxSonor Semiconductors, Inc. 1995 Stock Option Plan, dated November 4, 1995, assumed by
        Registrant. (7)

 10.8+  Stream Machine Company 1996 Stock Plan and 2001 Stock Plan, assumed by Registrant. (8)

 10.9   Form of Indemnification Agreement. (2)

10.10+* Employment Agreement by and between Registrant and David D. French dated February 7, 2002.

10.11+* Executive Incentive Plan.

10.12   Lease between TPLP Office and Registrant, dated April 1, 2000 for 54,385 square feet located at
        4210 S. Industrial Drive Austin, Texas. (2)

10.13   Lease between ProLogis Trust and Registrant, dated March 31, 1995 for 176,000 square feet located at 4129 Commercial Center Drive and 4209 S. Industrial Austin, Texas, as amended through
        December 20, 1996. (2)

10.14   Lease between American Industrial Properties and Registrant, dated September 15, 1999 for 18,056 square feet located at 4120 Commercial Drive Austin, Texas. (2)

10.15   Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant, dated November 10,
        2000 for 192,000 square feet located at 2901 Via Fortuna, Austin, Texas. (2)

10.16*  Amendment No. 1 to Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant dated November 10, 2001.

 21.1*  Subsidiaries of the Registrant.

 23.1*  Consent of Ernst & Young LLP, Independent Auditors.

 24.1*  Power of Attorney (see signature page).

--------
+  Indicates a management contract or compensatory plan or arrangement.
*  Filed with this Form 10-K.
(1)Incorporated by reference to Registrant's Report on Form 10-Q filed with the Commission on November 13, 2001.
(2)Incorporated by reference to Registrant's Report on Form 10-K for the fiscal year ended March 31, 2001.
(3)Incorporated by reference to Registrant's Report on Form 10-K for the fiscal year ended March 30, 1996.
(4)Incorporated by reference to Registrant's Registration Statement on Form S-8 filed with the Commission on August 8, 2001 (Registration No. 333-67322).
(5)Incorporated by reference to Registrant's Registration Statement on Form S-8 filed with the Commission on June 22, 2001 (Registration No. 333-63674).
(6)Incorporated by reference to Registrant's Registration Statement on Form S-8 filed with the Commission on October 5, 2001 (Registration No. 333-71046).
(7)Incorporated by reference to Registrant's Registration Statement on Form S-8 filed with the Commission on October 10, 2001 (Registration No. 333-71366).
(8)Incorporated by reference to Registrant's Registration Statement on Form S-8 filed with the Commission on December 7, 2001 and as amended on February 13, 2002 (Registration No. 333-74804).

   (b) Reports on Form 8-K:

   None

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

                                              CIRRUS LOGIC, INC.

                                              By:     /S/ STEVEN D. OVERLY
                                                  -----------------------------
                                                        Steven D. Overly
                                                  Senior Vice President, Chief
                                                       Financial Officer,
                                                  General Counsel and Secretary

   KNOW BY THESE PRESENT, that each person whose signature appears below constitutes and appoints each of Steven D. Overly and Kirk Patterson, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of the attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities, and on the dates indicated have signed this report below:

          Signature                        Title                  Date
          ---------                        -----                  ----

  /S/  MICHAEL L. HACKWORTH    Chairman of the Board and      June 14, 2002
-----------------------------  Director
    Michael L. Hackworth

    /S/  DAVID D. FRENCH       President, Chief Executive     June 14, 2002
-----------------------------  Officer and Director
       David D. French

    /S/  STEVEN D. OVERLY      Senior Vice President, Chief   June 14, 2002
-----------------------------  Financial Officer, General
      Steven D. Overly         Counsel and Secretary

     /S/  KIRK PATTERSON       Vice President, Corporate      June 14, 2002
-----------------------------  Controller and Chief
       Kirk Patterson          Accounting Officer

     /S/  D. JAMES GUZY        Director                       June 14, 2002
-----------------------------
        D. James Guzy

     /S/  SUHAS S. PATIL       Chairman Emeritus and Director June 14, 2002
-----------------------------
       Suhas S. Patil

    /S/  WALDEN C. RHINES      Director                       June 14, 2002
-----------------------------
      Walden C. Rhines

   /S/  WILLIAM D. SHERMAN     Director                       June 14, 2002
-----------------------------
     William D. Sherman

    /S/  ROBERT H. SMITH       Director                       June 14, 2002
-----------------------------
       Robert H. Smith

                                 EXHIBIT INDEX

(a)The following exhibits are filed as part of or incorporated by reference into this Report:

Number  Description
------  ---------------------------------------------------------------------------------------------

  10.10 Employment Agreement by and between Registrant and David D. French dated February 7, 2002.

  10.11 Executive Incentive Plan.

  10.16 Amendment No. 1 to Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant dated November 10, 2001.

  21.1  Subsidiaries of the Registrant.

  23.1  Consent of Ernst & Young LLP, Independent Auditors.

  24.1  Power of Attorney (see signature page).