Form 10-Q
period 2002-06-29
CIRRUS LOGIC INC
filed 2002-08-13
CIK 772406

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2002

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period from ____ to ____

                         Commission File Number 0-17795

                         -------------------------------

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

     The number of shares of the registrant's common stock, $0.001 par value, outstanding as of July 27, 2002 was 83,415,249.

================================================================================

                               CIRRUS LOGIC, INC.

                           FORM 10-Q QUARTERLY REPORT

                      QUARTERLY PERIOD ENDED JUNE 29, 2002

                                TABLE OF CONTENTS

                                              PART I - FINANCIAL INFORMATION

  Item 1.    Financial Statements
               Consolidated Condensed Balance Sheet - June 29, 2002 (unaudited) and March 30, 2002               3
               Consolidated Condensed Statement of Operations (unaudited) - Three Months Ended June 29,
                  2002 and June 30, 2001                                                                         4
               Consolidated Condensed Statement of Cash Flows (unaudited) - Three Months Ended June 29,
                  2002 and June 30, 2001                                                                         5
               Notes to the Consolidated Condensed Financial Statements (unaudited)                              6

  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations              11

  Item 3.    Quantitative and Qualitative Disclosure about Market Risk                                          14

                                               PART II - OTHER INFORMATION

  Item 1.    Legal Proceedings                                                                                  15

  Item 4.    Submission of Matters to a Vote of Security Holders                                                15

  Item 6.    Exhibits and Reports on Form 8-K                                                                   15

             Signature                                                                                          15

                               CIRRUS LOGIC, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 (in thousands)

                                                                                       Jun. 29,                 Mar. 30,
                                                                                         2002                     2002
                                                                                 ----------------------   ----------------------
                                                                                      (unaudited)
                                       Assets
    Current assets:
      Cash and cash equivalents                                                    $           131,897      $           140,529
      Restricted cash                                                                           12,807                   12,807
      Marketable equity securities                                                               2,174                    2,258
      Accounts receivable, net                                                                  28,889                   42,158
      Inventories, net                                                                          36,591                   27,985
      Other current assets                                                                      19,593                   19,928
                                                                                 ----------------------   ----------------------
        Total current assets                                                                   231,951                  245,665

    Property and equipment, net                                                                 33,816                   36,549
    Goodwill and intangibles, net                                                              190,248                  194,660
    Other assets                                                                                 3,445                    4,756
                                                                                 ----------------------   ----------------------
                                                                                   $           459,460      $           481,630
                                                                                 ======================   ======================

                      Liabilities and Stockholders' Equity
    Current liabilities:
      Accounts payable and accrued liabilities                                     $            68,214      $            75,936
      Current maturities of long-term debt and capital lease obligations                           248                      566
      Income taxes payable                                                                      42,175                   42,178
                                                                                 ----------------------   ----------------------
        Total current liabilities                                                              110,637                  118,680

    Long-term obligations                                                                        3,658                    3,709

    Minority interest in eMicro                                                                    599                    1,092

    Stockholders' equity:
      Capital stock                                                                            865,380                  862,729
      Accumulated deficit                                                                     (520,538)                (504,699)
      Accumulated other comprehensive income                                                      (276)                     119
                                                                                 ----------------------   ----------------------
        Total stockholders' equity                                                             344,566                  358,149
                                                                                 ----------------------   ----------------------
                                                                                   $           459,460      $           481,630
                                                                                 ======================   ======================

   The accompanying notes are an integral part of these consolidated condensed financial statements.

                               CIRRUS LOGIC, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
               (in thousands, except per share amounts; unaudited)

                                                                                      Three Months Ended
                                                                           -----------------------------------------

                                                                                Jun. 29,              Jun. 30,
                                                                                  2002                  2001
                                                                           -------------------   -------------------
Net sales                                                                  $            76,024   $           179,083

Costs and expenses:
  Cost of sales                                                                         37,391               158,413
  Research and development                                                              32,649                30,369
  Selling, general and administrative                                                   20,471                24,938
  Restructuring costs                                                                    2,085                 1,919
                                                                           -------------------   -------------------
       Total costs and expenses                                                         92,596               215,639

Loss from operations                                                                   (16,572)              (36,556)

Realized gain on sale of marketable equity securities                                    1,400                10,967
Interest expense                                                                           (23)                  (65)
Interest income                                                                            763                 2,886
Other income                                                                                74                   574
                                                                           -------------------   -------------------
Loss before income taxes and loss from discontinued operations                         (14,358)              (22,194)
Provision for income taxes                                                                  29                     -
                                                                           -------------------   -------------------
Loss from continuing operations                                                        (14,387)              (22,194)

Loss from discontinued operations                                                       (1,452)                 (803)
                                                                           -------------------   -------------------
Net loss                                                                   $           (15,839)  $           (22,997)
                                                                           ===================   ===================

Basic earnings (loss) per share:
  From continuing operations                                               $             (0.17)  $             (0.30)
  Discontinued operations                                                                (0.02)                (0.01)
                                                                           -------------------   -------------------
                                                                           $             (0.19)  $             (0.31)
                                                                           ===================   ===================

Diluted earnings (loss) per share:
  From continuing operations                                               $             (0.17)  $             (0.30)
  Discontinued operations                                                                (0.02)                (0.01)
                                                                           -------------------   -------------------
                                                                           $             (0.19)  $             (0.31)
                                                                           ===================   ===================

Weighted average common shares outstanding:
  Basic                                                                                 83,018                74,253
  Diluted                                                                               83,018                74,253

           The accompanying notes are an integral part of these consolidated condensed financial statements.

                               CIRRUS LOGIC, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                            (in thousands; unaudited)

                                                                           Three Months Ended
                                                                     ------------------------------
                                                                       Jun. 29,         Jun. 30,
                                                                         2002             2001
                                                                     ------------     -------------
Cash flows from operating activities:
       Net loss                                                      $    (15,839)    $     (22,997)
       Adjustments to reconcile net loss to net cash used in
       operating activities:
          Depreciation and amortization                                    11,273             7,266
          Acquired in-process research and development expense                  -             1,910
          Gain on sale of marketable equity securities                     (1,400)          (10,967)
          Other non-cash charges                                            1,392               (64)
          Net change in operating assets and liabilities                   (2,206)           (2,513)
                                                                     ------------     -------------
Net cash used in operating activities                                      (6,780)          (27,365)
                                                                     ------------     -------------

Cash flows from investing activities:
       Proceeds from sale of equity investments                             1,400            10,967
       Additions to property and equipment                                 (2,536)           (4,624)
       Investments in technology                                           (2,052)           (3,407)
       Acquisition of companies, net of cash acquired                           -           (10,533)
       Decrease (increase) in deposits and other assets                        65            (1,774)
                                                                     ------------     -------------
Net cash used in investing activities                                      (3,123)           (9,371)
                                                                     ------------     -------------

Cash flows from financing activities:
       Payments on long-term debt and capital lease obligations              (337)           (1,258)
       Repurchase and retirement of common stock                                -           (68,461)
       Issuance of common stock, net of issuance costs                      1,608             4,831
                                                                     ------------     -------------
Net cash provided by (used in) financing activities                         1,271           (64,888)
                                                                     ------------     -------------
Net decrease in cash and cash equivalents                                  (8,632)         (101,624)
Cash and cash equivalents at beginning of period                          140,529           253,136
                                                                     ------------     -------------
Cash and cash equivalents at end of period                           $    131,897     $     151,512
                                                                     ============     =============

     The accompanying notes are an integral part of these consolidated condensed financial statements.

                               CIRRUS LOGIC, INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Basis of Presentation

     The consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. ("we," "our," "us," the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In our opinion, the financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, and notes thereto for the year ended March 30, 2002, included in our 2002 Annual Report on Form 10-K. The results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the entire year.

     Certain reclassifications have been made to the fiscal 2002 financial statements to conform to the fiscal 2003 presentation. Such reclassifications had no effect on the results of operations or stockholders' equity, other than as disclosed in Note 6.

2.   Adoption of New Accounting Standards

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 applies to recognized long-lived assets of a business enterprise and not-for-profit organizations to be "held and used" or to be disposed of. SFAS 144 also applies to groups of assets, which may include assets and liabilities other than long-lived assets. SFAS 144 supersedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS 144 also extends the reporting of a discontinued operation to a "component of an entity" and requires related operating losses to be recognized in the period(s) in which they occur (rather than as of the measurement date as previously required by APB 30). Therefore, discontinued operations are no longer measured on a net realizable basis, and future operating losses are no longer recognized before they occur. We adopted SFAS 144 effective March 31, 2002 and reclassified the results of operations of eMicro to discontinued operations in the first quarter of fiscal year 2003. See Note 6 for further information. The remaining provisions of SFAS 144 did not have a material impact on our financial position or results of operations.

     In June 2001, the FASB issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also defines the criteria for recognizing and reporting intangible assets acquired in a business combination as assets apart from goodwill. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life) and tested for impairment in accordance with SFAS 144. The amortization provisions of SFAS 142 applied immediately to goodwill and intangible assets acquired after June 30, 2001. Consequently, goodwill totaling $122.9 million from the three business combinations initiated after June 30, 2001 was not amortized during fiscal year 2002. During fiscal 2002, we continued to amortize goodwill and assembled workforce totaling $2.7 million, acquired before July 1, 2001, based on a weighted-average useful life of 3.9 years. We adopted the remaining provisions of SFAS 142 on March 31, 2002, the beginning of fiscal year 2003. In conjunction with our adoption of SFAS 142, we ceased amortizing goodwill and are required to perform a transitional impairment test on all goodwill, totaling $125.6 million, during the first six months of fiscal year 2003. Any impairment charges resulting from the initial application of the new rules will be classified as a cumulative effect of change in accounting principle. We do not anticipate that the transitional impairment test will have a material impact on our financial position or results of operations.

3.   Inventories

     Net inventories are comprised of the following (in thousands):

                                    Jun. 29,      Mar. 30,
                                      2002         2002
                                  -----------   ----------
           Work-in process          $ 28,053      $23,400
           Finished goods              8,538        4,585
                                  -----------   ----------
                                    $ 36,591      $27,985
                                  ===========   ==========

4.   Income Taxes

     We incurred income tax expense of $29 thousand for the first fiscal quarter. The income tax expense consisted primarily of estimated withholdings and income tax due in certain foreign jurisdictions.

     SFAS 109, "Accounting for Income Taxes," provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance equal to our net deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis.

5.   Restructuring Costs

     During the first quarter of fiscal 2003, we announced intentions to further reduce costs and align operating expenses with our current revenue model. We plan to eliminate approximately 150 employee positions worldwide, or 13% of the total workforce, from various business functions and job classes over the first half of fiscal year 2003. During the first quarter of fiscal 2003, we recorded a restructuring charge of $1.7 million to cover costs associated with a portion of these workforce reductions and $0.4 million related to facility consolidations. We will record an additional restructuring charge in the second quarter of fiscal year 2003 for the remainder of the costs associated with the workforce reduction.

     During fiscal 2002, we announced a change to our business model that de-emphasized our magnetic storage chip business and focused on consumer-entertainment electronics. As a result of these strategic decisions and in response to ongoing economic and industry conditions, we eliminated approximately 420 employee positions worldwide from various business functions and job classes over the course of fiscal 2002. We recorded a restructuring charge of $6.4 million in operating expenses to cover costs associated with these workforce reductions. In addition, we recorded a $4.5 million restructuring charge in operating expenses for costs associated with facility consolidations. As part of the fiscal 2002 restructuring, we reduced our workforce by approximately 120 employees worldwide in the first quarter of fiscal 2002 and recorded an associated restructuring charge of $1.9 million.

     The following details the change in our restructuring accrual during the first quarter of fiscal year 2003:

                                      Balance                       Liability at
                                      Mar. 30,    Total               Jun. 29,
                                        2002      Charge     Paid      2002
                                    ----------- --------- --------- -----------

           Employee separations      $     152   $  1,661  $   (111) $    1,702
           Facility consolidations       4,481        424      (789)      4,116
                                    ----------- --------- --------- -----------
             Total                   $   4,633   $  2,085  $   (900) $    5,818
                                    =========== ========= ========= ===========

     As of June 29, 2002, we have a remaining restructuring accrual of $5.8 million. We expect to discharge the remaining balance associated with severance and related benefits of approximately $1.7 million through cash payments during fiscal 2003. The balance of $4.1 million for facilities and other costs relates to net lease expenses and other anticipated lease termination costs that will be paid over the respective lease terms through fiscal 2013.

6.   Discontinued Operations - eMicro Corporation Joint Venture

     In April 2002, the eMicro Board of Directors recommended the dissolution of eMicro. In June 2002, the shareholders of eMicro voted to dissolve the joint venture, and it ceased operations during the first quarter of fiscal 2003. We anticipate we will be able to complete the disbursement of assets process approximately 60 days from August 5, 2002, the date upon which we filed to dissolve the venture. We currently consolidate the balances of eMicro in our financial statements at 100% and record an offset for the 25% outside ownership interest as a separate component on the balance sheet. The following amounts for eMicro are included in our consolidated balance sheet as of June 29, 2002 and represent less than 1% of our consolidated total assets:

                                                                Jun. 29,
                                                                  2002
                                                            ---------------
              Cash and cash equivalents                       $      2,406
              Trade receivables                                        610
              Other current assets                                      29
              Long-term assets                                          13
              Accounts payable and accrued liabilities              (1,172)
              Minority interest in eMicro                             (599)

     In conjunction with the cessation of operations of eMicro during the first quarter of fiscal year 2003, we recorded its results of operations as discontinued in the quarter and reclassified the prior year results of operations to discontinued operations for comparative purposes in accordance with SFAS 144. eMicro's revenue and operating loss included in discontinued operations for the first quarter of fiscal 2003 was $0.9 million and $2.0 million, respectively. eMicro's revenue and operating loss included in discontinued operations for the first quarter of fiscal 2002 was $0.6 million and $1.1 million, respectively.

7.   Legal Matters

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

     During the fourth quarter of fiscal 2002, we recorded a $73.3 million charge to reserve disputed receivables associated with the ongoing litigation with Fujitsu and Western Digital. If we are successful in collecting these receivables through the ongoing litigation, we will record an equivalent reduction in operating expense. These receivables and the related allowances were reclassified from short-term to long-term as of March 30, 2002 to reflect our expectation regarding the timing of cash collection.

     Currently we are in arbitration with the former shareholders of LuxSonor Semiconductors, Inc. regarding claims we have made against the escrow account, which was set up to compensate the Company in the event of certain breaches of warranties and covenants by LuxSonor made in the Agreement of Merger. We filed a claim for approximately $7.8 million against the proceeds in the escrow account, primarily due to working capital deficiencies of LuxSonor on the date of closing, and have recorded $7.8 million on our balance sheet under "Other Assets." In the event we do not collect the full $7.8 million, goodwill recorded on the acquisition will increase by the difference between the amount collected and the claim amount.

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

8.   Comprehensive Income

     The components of comprehensive income, net of tax, are as follows (in thousands):

                                                                                 Three Months Ended
                                                                            ---------------------------
                                                                               Jun. 29,      Jun. 30,
                                                                                 2002          2001
                                                                            ------------- -------------
  Net loss                                                                   $   (15,839)  $   (22,997)
  Change in unrealized gain on marketable equity securities                         (780)        4,775
  Change in unrealized loss on foreign currency translation adjustments              385           124
                                                                            ------------- -------------
                                                                             $   (16,234)  $   (18,098)
                                                                            ============= =============

9.   Segment Information

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

     As a result of numerous changes within the Company during fiscal 2002 and certain other factors, outlined in our annual report on Form 10-K for fiscal 2002, we now operate in one operating segment - Consumer Entertainment Electronics. This change was effective with the fourth quarter of fiscal 2002. We have restated the disclosure for the prior year to conform to the current-year presentation.

     Information on reportable segments is as follows (in thousands):

                                                                                      Three Months Ended
                                                                                 ------------------------------
                                                                                    Jun. 29,        Jun. 30,
                                                                                      2002           2001
                                                                                 --------------- --------------
Revenues by Segment:
        Consumer Entertainment Electronics                                        $      76,024   $     59,256
        Magnetic Storage                                                                      -        119,827
                                                                                 --------------- --------------
          Total                                                                   $      76,024   $    179,083
                                                                                 =============== ==============

Operating Profit by Segment:
        Consumer Entertainment Electronics                                        $     (14,899)  $    (32,018)
        Magnetic Storage                                                                    412         (2,619)
                                                                                 --------------- --------------
          Total                                                                         (14,487)       (34,637)
                                                                                 --------------- --------------
        Restructuring costs                                                              (2,085)        (1,919)
        Interest income, net                                                                740          2,821
        Other income                                                                      1,474         11,541
                                                                                 --------------- --------------
        Loss before income taxes and loss from discontinued operations            $     (14,358)  $    (22,194)
                                                                                 =============== ==============

10.  Subsequent Events

     Following the Annual Meeting, the Board of Directors adopted the 2002 Cirrus Logic, Inc. Stock Option Plan. The maximum number of options to purchase shares of common stock that may be issued under the plan is 6 million, subject to an annual increase equal to four percent of the number of shares of the Company's common stock outstanding as of the last day of the immediately preceding fiscal year. The Compensation Committee of the Board of Directors will administer the plan, under which grants may not be made to any officers or directors of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 30, 2002, contained in the 2002 Annual Report on Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein or in the 2002 Annual Report on Form 10-K. Certain reclassifications have been made to conform to the 2003 presentation. Such reclassifications had no effect on the results of operations or stockholders' equity, other than as discussed in Note 6 to the financial statements.

     Cirrus Logic, Inc. ("we," "our," "us," the "Company") is a leading supplier of high-performance analog and DSP chip solutions for consumer entertainment electronics, marketed under the Cirrus(R) brand name, that allow people to see, hear, connect, and enjoy digital entertainment. Our mixed-signal devices are designed for specific markets that derive value from our expertise in advanced mixed-signal design processing, systems-level engineering, and software knowledge. Our products enable original equipment manufacturers ("OEMs") to accelerate development of leading-edge digital entertainment products that are in high consumer demand.

Results of Operations

     The following table summarizes the results of our operations for the first quarter of fiscal 2003 and 2002 as a percentage of net sales. All percentage amounts were calculated using the underlying data in thousands:

                                                                        Percentage of Net Sales
                                                                       --------------------------
                                                                          Three Months Ended
                                                                       --------------------------
                                                                         Jun. 29,      Jun. 30,
                                                                          2002          2001
                                                                       ------------  ------------
    Net sales                                                                 100%          100%

      Gross margin                                                             51%           12%
      Research and development                                                 43%           17%
      Selling, general and administrative                                      27%           14%
      Restructuring costs                                                       3%            1%
                                                                       ------------  ------------
   Loss from operations                                                       (22%)         (20%)
   Realized gain on sale of marketable equity securities                        2%            6%
   Interest expense                                                             0%            0%
   Interest income                                                              1%            1%
   Other income                                                                 0%            0%
                                                                       ------------  ------------
   Loss before income taxes and loss from discontinued operations             (19%)         (13%)
   Provision for income taxes                                                   0%            0%
                                                                       ------------  ------------
   Loss from continuing operations                                            (19%)         (13%)
   Loss from discontinued operations                                           (2%)           0%
                                                                       ------------  ------------
   Net loss                                                                   (21%)         (13%)
                                                                       ============  ============

Net Sales

     Net sales for the first quarter of fiscal 2003 were $76.0 million, down $103.1 million from $179.1 million for the first quarter of fiscal 2002. The decrease in net sales was due primarily to our exit from the magnetic storage product line during the second quarter of fiscal 2002. Our net sales for the first quarter of fiscal 2002 included $119.8 million from the magnetic storage product line. This decrease in revenue was partially offset by the increase in sales from our ongoing operations of $16.7 million. Revenue from the Audio product group increased $12.7 million, the Video product group increased $5.4 million and the Connectivity product group decreased $1.4 million from the first fiscal quarter of the prior fiscal year.

     Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 80% and 92% of net sales in the first quarter of fiscal 2003 and fiscal 2002, respectively.

     Our sales are denominated primarily in U.S. dollars. From time to time, we enter into foreign currency forward exchange and option contracts to reduce the foreign currency exposures related to sales and balance sheet accounts denominated in yen. No contracts were outstanding as of June 29, 2002.

     During the first fiscal quarter of 2003, sales to Thomson Multimedia S.A. accounted for 15% of net sales. During the first quarter of fiscal 2002, sales to Fujitsu and Western Digital represented 43% and 20% of net sales, respectively.

Gross Margin

     Gross margin as a percentage of net sales was 51% in the first quarter of fiscal 2003, up from 12% in the first quarter of fiscal 2002. The increase in gross margin percentage during the first quarter was primarily the result of reduced inventory charges and improved product mix due to our exit from the magnetic storage product line in fiscal 2002. During the first quarter of fiscal 2002, we recorded an inventory charge of $36.6 million related to exiting the magnetic storage product line and $12.7 million mainly to reserve inventory that was excess to short-term usage forecasts. During the first quarter of fiscal 2003, we recorded a net inventory charge of $1.5 million mainly to reserve inventory that was excess to short-term usage forecasts.

Research and Development Expense

     Research and development expense for the first quarter of fiscal 2003 of $32.6 million increased $2.2 million from $30.4 million in the first quarter of fiscal 2002. The increase in research and development costs was related to the incremental expense from our three acquisitions in the third quarter of fiscal 2002 of $12.6 million partially offset by the impact of our fiscal 2002 workforce reductions and cost cutting measures. Furthermore, research and development expense for the first quarter of fiscal 2002 included $1.9 million related to the write-off of in-process research and development costs associated with the acquisition of Peak Audio, Inc.

Selling, General and Administrative Expense

     Selling, general and administrative expense in the first quarter of fiscal 2003 decreased $4.4 million to $20.5 million from $24.9 million in the first quarter of fiscal 2002. The decrease was primarily related to our cost reduction and expense control measures implemented in the prior fiscal year, partially offset by the incremental expense of the companies we acquired in the third quarter of fiscal 2002.

Restructuring Costs

     During the first quarter of fiscal 2003, we announced intentions to further reduce costs and align operating expenses with our current revenue model. We plan to eliminate approximately 150 employee positions worldwide, or 13% of the total workforce, from various business functions and job classes over the first half of fiscal year 2003. During the first quarter of fiscal 2003, we recorded a restructuring charge of $1.7 million to cover costs associated with a portion of these workforce reductions and $0.4 million related to facility consolidations. We will record an additional restructuring charge in the second quarter of fiscal year 2003 for the remainder of the costs associated with the workforce reduction.

     During fiscal 2002, we announced a change to our business model that de-emphasized our magnetic storage chip business and focused on consumer-entertainment electronics. As a result of these strategic decisions and in response to ongoing economic and industry conditions, we eliminated approximately 420 employee positions worldwide from various business functions and job classes over the course of fiscal 2002. We recorded a restructuring charge of $6.4 million in operating expenses to cover costs associated with these workforce reductions. In addition, we recorded a $4.5 million restructuring charge in operating expenses for costs associated with facility consolidations. As part of the fiscal 2002 restructuring, we reduced our workforce by approximately 120 employees worldwide in the first quarter of fiscal 2002 and recorded an associated restructuring charge of $1.9 million.

     As of June 29, 2002, we have a remaining restructuring accrual of $5.8 million. We expect to discharge the remaining balance associated with severance and related benefits of approximately $1.7 million through cash payments during fiscal 2003. The balance of $4.1 million for facilities and other costs relates to net lease expenses and other anticipated lease termination costs that will be paid over the respective lease terms through fiscal 2013.

Realized Gain on the Sale of Marketable Equity Securities

     During the first quarter of fiscal 2003, we realized a gain of $1.4 million related to receipt of proceeds previously held back by Intel. During the first quarter of fiscal 2002, we realized a gain of $9.8 million related to receipt of proceeds previously held back by Intel. The holdback gains were related to the fiscal 2001 sale of our holdings of approximately 1 million shares of Series A preferred stock and 0.5 million shares of common stock in Basis Communications to Intel for $91.8 million. The sale was part of a tender offer whereby Intel purchased the outstanding preferred and common stock of Basis for $61.18 per share. Intel withheld $11.2 million from the total consideration paid pursuant to the indemnification provisions of the merger agreement between Intel and Basis, all of which has now been received. During the first fiscal quarter of 2002, we also realized a gain of $1.2 million related to the sale of call options in Openwave Systems, Inc. (formerly known as Phone.com) common stock.

Interest Income

     Interest income was $0.8 million for the first quarter of fiscal 2003 and $2.9 million for the first quarter of fiscal 2002. The decrease of $2.1 million was primarily due to lower cash and cash equivalent balances, on which interest was earned during fiscal 2003, and lower interest rates in fiscal 2003.

Income Taxes

     We incurred income tax expense of $29 thousand for the first fiscal quarter. The income tax expense consisted primarily of estimated withholdings and income tax due in certain foreign jurisdictions.

     SFAS 109, "Accounting for Income Taxes," provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance equal to our net deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis.

Loss from Discontinued Operations

     In April 2002, the eMicro Board of Directors recommended the dissolution of eMicro. In June 2002, the shareholders of eMicro voted to dissolve the joint venture, and it ceased operations during the first quarter of fiscal 2003. We anticipate we will be able to complete the disbursement of assets process approximately 60 days from August 5, 2002, the date upon which we filed to dissolve the venture. We currently consolidate the amounts of eMicro in our financial statements. We recorded its results of operations as discontinued in the quarter and reclassified the prior year results of operations to discontinued operations for comparative purposes in accordance with SFAS 144.

Liquidity and Capital Resources

     We used approximately $6.8 million of cash and cash equivalents in our operating activities during the first quarter of fiscal 2003, primarily due to the cash components of our net loss, a decline in accounts payable and accrued liabilities, and an increase in gross inventory. These uses of cash were partially offset by a decrease in accounts receivable. In the comparable period of fiscal 2002, we used approximately $27.4 million primarily due to a decline in accounts payable and accrued liabilities and the cash components of our net loss.

     We used $3.1 million in cash in investing activities during the first quarter of fiscal 2003, primarily for the purchase of property and equipment and technology licenses, partially offset by the $1.4 million received from the sale of stock in Basis Communications. Cash used in investing activities in the first quarter of fiscal 2002 was $9.4 million, primarily for the purchase of Peak Audio, Inc., property and equipment, and technology licenses, partially offset by cash received from the sale of stock in Basis Communications.

     We generated $1.3 million in cash from financing activities during the first fiscal quarter of 2003 primarily related to the issuance of common stock. For the first fiscal quarter of 2002, we used $64.9 million in cash in financing activities primarily related to the repurchase of approximately 6.4 million shares of stock for $68.5 million.

     We have a $9 million letter of credit secured by $10 million in restricted cash. The letter of credit was issued to secure certain of our obligations under our lease agreement for a new headquarters and engineering facility in Austin, Texas. Due to the acquisition of Stream Machine in fiscal 2002, we also have $2.3 million in restricted cash securing a letter of credit related to Stream Machine's office lease. We also have $0.5 million in restricted cash securing a writ of attachment related to ongoing litigation.

     Although we cannot assure that we will be able to generate cash in the future, we anticipate that our existing capital resources and cash flow generated from future operations will enable us to maintain our current level of operations for the next 12 months.

Factors That May Affect Future Operating Results

     Numerous factors affect our business and the results of our operations. These factors include, but are not limited to, overall conditions in the semiconductor market; the expansion of the consumer digital entertainment electronics market; the ability of the Company to successfully integrate its acquisitions into its operations and realize the anticipated synergies; the ability of the Company to introduce new products on a timely basis and to deliver products that perform as anticipated; risks associated with international sales and international operations; customer cancellations of orders, or the failure to place orders consistent with forecasts; savings from cost reductions; the successful resolution of the Company's litigation with Western Digital and Fujitsu; rival chip architectures; pricing pressures; hardware or software deficiencies; a shortage of manufacturing capacity; the ability of the Company to make continued substantial investments in research and development; final determination of appropriate inventory write-downs based on the outlook at the end of each quarter; actual operational spending; the ability of the Company to increase revenue, gross margin and sequential growth rates; the retention of key employees; and the effects of terrorist activities and possible military action, which may cause disruptions to general economic, market and political conditions throughout the world, as well as may disrupt our receipt of shipments we need for our products or may disrupt our delivery of products to customers. For a discussion of these and other factors affecting our business, see "Item 1 - Business - Factors Affecting Our Business and Prospects" in our Annual Report on Form 10-K for the year ended March 30, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to Part II, Item 7a, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the fiscal year ended March 30, 2002.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

     See Note 7 to the financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of stockholders of Cirrus Logic, Inc. on July 24, 2002, the stockholders voted on two proposals as reflected below:

     [X] The first matter voted on was a proposal to elect seven directors for one-year terms. All director nominees were elected. The following table sets forth the votes in such election:

          David D. French           For:  73,837,694        Against: 1,636,186        Abstain: 0
          D. James Guzy             For:  74,223,380        Against: 1,250,500        Abstain: 0
          Michael L. Hackworth      For:  74,422,529        Against: 1,051,351        Abstain: 0
          Suhas S. Patil            For:  74,569,181        Against:   904,699        Abstain: 0
          Walden C. Rhines          For:  74,202,045        Against: 1,271,835        Abstain: 0
          William D. Sherman        For:  74,741,891        Against:   731,989        Abstain: 0
          Robert H. Smith           For:  74,130,745        Against: 1,343,135        Abstain: 0

          There were no broker non-votes.

     [X] The second matter voted on was a proposal to ratify the appointment of Ernst & Young LLP as independent auditors. The following table sets forth the votes in such election:

           For:    72,613,570        Against: 1,894,249        Abstain: 966,061

           There were no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     99.1 Certificate of the Chief Executive Officer pursuant to 18 U.S.C.
          (S)1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
     99.2 Certificate of the Chief Financial Officer pursuant to 18 U.S.C.
          (S)1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
(b)  Reports on Form 8-K:

     None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CIRRUS LOGIC, INC.

                                 By: /s/ Steven D. Overly
                                     -----------------------
                                 Steven D. Overly
                                 Senior Vice President, Chief Financial Officer, General Counsel and Secretary
                                 Date: August 13, 2002