Form 10-Q
period 2002-09-28
CIRRUS LOGIC INC
filed 2002-11-08
CIK 772406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number 0-17795

CIRRUS LOGIC, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	77-0024818
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2901 Via Fortuna Austin, Texas 78746
    (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:
(512) 851-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of October 26, 2002 was 83,476,377.

CIRRUS LOGIC, INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED SEPTEMBER 28, 2002

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEET
(in thousands)

	September 28, 2002	March 30, 2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$114,332	$140,529
Restricted cash	12,807	12,807
Marketable equity securities	526	2,258
Accounts receivable, net	35,011	42,158
Inventories, net	28,752	27,985
Other current assets	16,548	19,928

Total current assets	207,976	245,665
Property and equipment, net	36,685	36,549
Goodwill and intangibles, net	183,300	194,660
Other assets	4,630	4,756

	$432,591	$481,630

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$59,809	$75,936
Current maturities of long-term debt and capital lease obligations	141	566
Income taxes payable	41,530	42,178

Total current liabilities	101,480	118,680
Long-term obligations	3,658	3,709
Minority interest in eMicro	599	1,092
Stockholders’ equity:
Capital stock	866,531	862,729
Accumulated deficit	(538,897)	(504,699)
Accumulated other comprehensive income (loss)	(780)	119

Total stockholders’ equity	326,854	358,149

	$432,591	$481,630

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

Net sales	$73,314	$75,870	$149,338	$254,953
Costs and expenses:
Cost of sales	37,227	45,515	74,618	203,928
Research and development	30,616	26,345	63,265	56,714
Selling, general and administrative	19,939	22,009	40,410	46,947
Restructuring costs	3,102	—	5,187	1,919

Total costs and expenses	90,884	93,869	183,480	309,508

Loss from operations	(17,570)	(17,999)	(34,142)	(54,555)
Realized gain (loss) on marketable equity securities	(947)	—	453	10,967
Interest expense	(96)	(30)	(119)	(59)
Interest income	637	1,424	1,400	4,274
Other income (expense)	(354)	114	(280)	688

Loss before income taxes and loss from discontinued operations	(18,330)	(16,491)	(32,688)	(38,685)
Provision for income taxes	29	—	58	—

Loss from continuing operations	(18,359)	(16,491)	(32,746)	(38,685)
Loss from discontinued operations	—	(429)	(1,452)	(1,232)

Net loss	$(18,359)	$(16,920)	$(34,198)	$(39,917)

Basic and diluted loss per share:
From continuing operations	$(0.22)	$(0.22)	$(0.39)	$(0.52)
Discontinued operations	—	(0.01)	(0.02)	(0.02)

	$(0.22)	$(0.23)	$(0.41)	$(0.54)

Weighted average common shares outstanding:
Basic	83,413	74,000	83,215	74,238
Diluted	83,413	74,000	83,215	74,238

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(in thousands; unaudited)

	Six Months Ended
	September 28, 2002	September 29, 2001

Cash flows from operating activities:
Net loss	$(34,198)	$(39,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,695	15,080
Acquired in-process research and development expense	—	1,910
Gain on marketable equity securities, net	(453)	(10,967)
Other non-cash charges	4,478	391
Net change in operating assets and liabilities	(7,642)	23,407

Net cash used in operating activities	(16,120)	(10,096)

Cash flows from investing activities:
Proceeds from sale of equity investments	1,400	10,967
Additions to property and equipment	(9,488)	(6,435)
Investments in technology	(3,279)	(3,558)
Acquisition of companies, net of cash acquired	—	(10,844)
Decrease (increase) in deposits and other assets	98	(1,686)

Net cash used in investing activities	(11,269)	(11,556)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(515)	(3,469)
Repurchase and retirement of common stock	—	(68,662)
Issuance of common stock, net of issuance costs	1,707	7,404

Net cash provided by (used in) financing activities	1,192	(64,727)

Net decrease in cash and cash equivalents	(26,197)	(86,379)
Cash and cash equivalents at beginning of period	140,529	253,136

Cash and cash equivalents at end of period	$114,332	$166,757

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.    Basis of Presentation

The consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. (“we,” “our,” “us,” the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited consolidated condensed financial statements do not include complete footnotes and financial presentations. As a result, these financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended March 30, 2002, included in our 2002 Annual Report on Form 10-K. In our opinion, the financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. The results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the entire year.

Certain reclassifications have been made to the fiscal 2002 financial statements to conform to the fiscal 2003 presentation. Such reclassifications had no effect on the results of operations or stockholders’ equity, other than as disclosed in Note 7.

2.    Recently Issued Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to EITF 94-3, which allowed a cost to be recognized when a commitment to an exit plan was made. The provisions of this SFAS are effective for exit or disposal activities that are initiated after December 31, 2002. We will apply this statement prospectively upon adoption. Our adoption of this statement will not affect any restructuring accruals existing at that time.

In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 applies to recognized long-lived assets to be “held and used” or to be disposed of and groups of assets, which may include assets and liabilities other than long-lived assets. SFAS 144 supersedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (“APB 30”), “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS 144 also extends the reporting of a discontinued operation to a “component of an entity” and requires related operating losses to be recognized in the period(s) in which they occur (rather than as of the measurement date as previously required by APB 30). Therefore, discontinued operations are no longer measured on a net realizable basis, and future operating losses are no longer recognized before they occur. We adopted SFAS 144 effective March 31, 2002 and reclassified the results of operations of eMicro to discontinued operations in the first quarter of fiscal year 2003. See Note 7 for further information. The remaining provisions of SFAS 144 did not have a material impact on our financial position or results of operations.

3.    Inventories

Net inventories are comprised of the following (in thousands):

	September 28, 2002	March 30, 2002
Work-in process	$22,289	$23,400
Finished goods	6,463	4,585

	$28,752	$27,985

4.    Goodwill and Acquired Intangibles

In June 2001, the FASB issued SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also defines the criteria for recognizing and reporting intangible assets acquired in a business combination as assets apart from goodwill. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life) and tested for impairment in accordance with SFAS 144. We applied the provisions of SFAS 142 to goodwill and intangible assets from business combinations initiated after June 30, 2001. As a result, goodwill totaling $122.9 million from our three acquisitions that closed after June 30, 2001 was not amortized during fiscal year 2002. During fiscal 2002, we continued to amortize goodwill and assembled workforce from the two acquisitions that we initiated before July 1, 2001, which totaled $2.7 million, based on a weighted-average useful life of 3.9 years. We recorded amortization expense of $0.2 million and $0.3 million, respectively, for goodwill and assembled workforce in the second quarter and first six months of fiscal 2002. We adopted the remaining provisions of SFAS 142 on March 31, 2002, the beginning of fiscal year 2003, and ceased amortizing goodwill and assembled workforce that we acquired before July 1, 2001.

Effective March 31, 2002, we performed a transitional impairment test on all goodwill totaling $125.6 million. Our transitional impairment test did not indicate that our goodwill had been impaired; as a result, no impairment charge was recorded. We will perform the Company’s annual impairment analysis under SFAS 142 during the fourth fiscal quarter of each fiscal year. The Company evaluates indicators of impairment, including the general business climate, on an ongoing basis. Any impairment charge would not affect our cash flow.

The following details the gross carrying amount and accumulated amortization of our acquired intangible assets as of September 28, 2002 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
Amortized acquired intangible assets:
Core Technology	$11,690	$(2,309)
Covenant-not-to-compete	1,900	(1,900)
Customer Agreements	8,200	(1,171)
License Agreements	6,040	(3,519)
Existing Technology	49,883	(15,508)
Other Agreements	95	(95)
Trademark	1,220	(842)

	$79,028	$(25,344)

Unamortized acquired intangible assets:
Goodwill	$125,605	$(989)

Amortization expense for all acquired intangibles in the second quarter and first six months of fiscal 2003 was $4.7 million and $9.3 million, respectively. Similar amortization expense recorded during the comparable periods in fiscal 2002 was $1.2 million and $2.3 million, respectively.

The following details the estimated aggregate amortization expense for all acquired intangibles for fiscal 2003 and for each of the five succeeding fiscal years (in thousands):

For the year ended March 29, 2003	$18,260
For the year ended March 27, 2004	16,592
For the year ended March 26, 2005	15,361
For the year ended March 25, 2006	7,729
For the year ended March 31, 2007	1,935
For the year ended March 29, 2008	1,889

5.    Income Taxes

We incurred income tax expense of $29 thousand for the second fiscal quarter and $58 thousand for the first six months of fiscal 2003. The income tax expense consisted primarily of estimated withholdings and income tax due in certain foreign jurisdictions. We did not record income tax expense in the comparable periods of fiscal 2002.

SFAS 109, “Accounting for Income Taxes,” provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance equal to our net deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis.

6.    Restructuring Costs

During the first quarter of fiscal 2003, we announced intentions to further reduce costs and align operating expenses with our current revenue model. We eliminated approximately 150 employee positions worldwide, or 13% of the total workforce, from various business functions and job classes over the first half of fiscal year 2003. During the first quarter of fiscal 2003, we recorded a restructuring charge of $1.7 million in operating expenses to cover costs associated with a portion of these workforce reductions, and $0.4 million related to facility consolidations. In the second fiscal quarter, we recorded an additional restructuring charge of $1.3 million for the costs associated with the workforce reduction during the first half of fiscal 2003 and $1.8 million to fully expense certain intangible and fixed assets that will no longer be used as a result of our workforce reduction.

During fiscal 2002, we announced a change to our business model that de-emphasized our Magnetic Storage product line and focused on consumer entertainment electronics. As a result of these strategic decisions and in response to ongoing economic and industry conditions, we eliminated approximately 420 employee positions worldwide from various business functions and job classes over the course of the fiscal year. We recorded a restructuring charge of $6.4 million in operating expenses to cover costs associated with these workforce reductions. In addition, we recorded a $4.5 million restructuring charge in operating expenses for costs associated with facility consolidations. As part of the fiscal 2002 restructuring, we reduced our workforce by approximately 120 employees worldwide in the first half of fiscal 2002 and recorded an associated restructuring charge of $1.9 million.

The following details the change in our restructuring accrual during the first half of fiscal year 2003:

	Balance March 30, 2002	Total Charge	Paid	Liability at September 28, 2002
Employee separations	$152	$2,977	$(1,782)	$1,347
Facility consolidations	4,481	424	(950)	3,955

Total	$4,633	$3,401	$(2,732)	$5,302

As of September 28, 2002, we have a remaining restructuring accrual of $5.3 million. We expect to discharge the remaining balance associated with severance and related benefits of approximately $1.3 million through cash payments during fiscal 2003. The balance of approximately $4.0 million for facilities and other costs relates to net lease expenses and other anticipated lease termination costs that will be paid over the respective lease terms through fiscal 2013.

7.    Discontinued Operations – eMicro Corporation Joint Venture

In April 2002, the eMicro Board of Directors recommended the dissolution of eMicro. In June 2002, the stockholders of eMicro voted to dissolve the joint venture, and it ceased operations during the first quarter of fiscal 2003. We previously disclosed that we expected that eMicro would complete the disbursement of its assets to its stockholders approximately 60 days from August 5, 2002. However, eMicro has not resolved all issues relating to the valuation of its assets and liabilities, and therefore, the timing of the disbursement of the remaining assets to its stockholders remains uncertain. We currently consolidate the accounts of eMicro in our financial statements at 100% and record an offset for the 25% outside ownership interest as a separate component on the balance sheet. The following amounts for eMicro are included in our consolidated balance sheet as of September 28, 2002 and represent less than 1% of our consolidated total assets:

Cash and cash equivalents	$2,410
Other current assets	7
Long-term assets	8
Accounts payable and accrued liabilities	(493)
Minority interest in eMicro	(599)

In connection with the cessation of operations of eMicro during the first quarter of fiscal year 2003, we recorded its results of operations as discontinued in the first quarter and reclassified the prior year results of operations to discontinued operations for comparative purposes in accordance with SFAS 144. eMicro’s revenue and operating loss included in discontinued operations for the first six months of fiscal 2003 were $0.9 million and $2.0 million, respectively. eMicro’s revenue and operating loss included in discontinued operations for the second quarter of fiscal 2002 were $1.4 million and $0.5 million, respectively, and for the first six months of fiscal 2002 were $2.0 million and $1.6 million, respectively.

8.    Legal Matters

On October 19, 2001, we filed a lawsuit against Fujitsu, Ltd. in the United States District Court for the Northern District of California. We are alleging claims for breach of contract and anticipatory breach of contract, and seek damages in excess of $46 million. The basis for our complaint is Fujitsu’s refusal to pay for chips delivered to and accepted by it. On December 17, 2001, Fujitsu filed an answer and a counterclaim. Fujitsu alleges claims for breach of contract, breach of warranty, quantum meruit/equitable indemnity, and declaratory relief. The basis for the claims is our sale of allegedly defective chips to Fujitsu, which chips allegedly caused Fujitsu’s hard disk drives to fail. The counterclaim does not specify the damages Fujitsu seeks, other than to allege it has sustained “tens of millions” of dollars in damages. Our claim is based on chips that are not included in Fujitsu’s counterclaim but for which Fujitsu has not paid. We believe that any potential liability in connection with Fujitsu’s counterclaim is covered by insurance coverage and claims we have against third parties. To facilitate the resolution of all claims in one lawsuit, including our claims against potentially responsible third parties, we and Fujitsu agreed to realign our claims with Fujitsu as the plaintiff and us as the defendant and counterclaimant. This realignment allowed us to file in the same lawsuit a third-party claim alleging breach of contract and warranty against Amkor Technology, Inc., the company that recommended and sold us the goods that allegedly caused Fujitsu’s hard disk drives to fail. Amkor filed an answer to our third-party claim and a third-party complaint for implied contractual indemnity against Sumitomo Bakelite Co., Ltd., the company that sold the allegedly defective goods to Amkor. We intend to defend and prosecute our lawsuit vigorously. The trial is scheduled for January 2004.

On July 5, 2001, Western Digital Corporation and its Malaysian subsidiary, Western Digital (M) SDN.BHD, filed a lawsuit against us in the Superior Court of the State of California, Orange County, in connection with the purchase of “read channel” chips from us, as explained in more detail below. On August 20, 2001, we filed a cross-complaint against the plaintiffs, and on October 9, 2001, the Court granted our motion for judgment on the pleadings that resulted in the dismissal of the plaintiffs’ entire original complaint.

The plaintiffs filed an amended complaint, in which they alleged that they entered into an oral supply contract for “read channel” chips with us, and that we breached the contract and our duty of good faith and fair dealing. This amended complaint seeks, among other things, unspecified damages, which appear to be in excess of $60 million, and declaratory relief. We filed a cross-complaint against the plaintiffs, alleging causes of action for breach of contract, fraud and negligent misrepresentation. We are seeking damages in excess of $53 million, as well as punitive damages. The plaintiffs currently owe us amounts exceeding $53 million for products we have shipped and for non-cancelable orders placed with us.

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

During the fourth quarter of fiscal 2002, we recorded a $73.3 million charge to reserve disputed receivables associated with the ongoing litigation with Fujitsu and Western Digital. If we are successful in collecting these receivables through the ongoing litigation, we will record an equivalent reduction in operating expenses. These receivables and the related allowances were reclassified from short-term to long-term as of March 30, 2002 to reflect our expectation regarding the timing of cash collection.

Currently we are in arbitration with the former shareholders of LuxSonor Semiconductors, Inc. regarding claims we have made against the escrow account, which was set up to compensate the Company in the event of certain breaches of warranties and covenants by LuxSonor made in the Agreement of Merger. We filed a claim for approximately $7.8 million against the proceeds in the escrow account, primarily due to working capital deficiencies of LuxSonor on the date of closing, and have recorded $7.8 million on our balance sheet under “Other Assets.” In the event we do not collect the full $7.8 million, goodwill recorded on the acquisition will increase by the difference between the amount collected and the claim amount. The arbitration is scheduled for November 2002.

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

9.    Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Net loss	$(18,359)	$(16,920)	$(34,198)	$(39,917)
Change in unrealized gain (loss) on marketable equity securities	(1,648)	(7,259)	(2,428)	3,349
Reclassification adjustment for losses on marketable equity securities included in net loss	947	—	947	—
Change in unrealized loss on foreign currency translation adjustments	197	205	582	(926)

	$(18,863)	$(23,974)	$(35,097)	$(37,494)

10.    Segment Information

We are a premier supplier of high-performance chip solutions for entertainment electronics based on leading analog, mixed-signal and digital technologies for embedded applications in audio and video consumer products and game consoles. We determine our operating segments in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” Our chief executive officer has been identified as the chief operating decision maker as defined by SFAS 131.

As a result of numerous changes within the Company during fiscal 2002 and certain other factors outlined in our Annual Report on Form 10-K for fiscal 2002, we now operate in one operating segment – Consumer Entertainment Electronics. This change was effective with the fourth quarter of fiscal 2002. We have restated the disclosure for the prior year to conform to the current presentation.

Information on reportable segments is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Revenues by Segment:
Consumer Entertainment Electronics	$73,314	$66,282	$149,338	$125,538
Magnetic Storage	—	9,588	—	129,415

Total	$73,314	$75,870	$149,338	$254,953

Operating Profit by Segment:
Consumer Entertainment Electronics	$(14,854)	$(14,876)	$(29,753)	$(46,894)
Magnetic Storage	386	(3,123)	798	(5,742)

Total	(14,468)	(17,999)	(28,955)	(52,636)
Restructuring costs	(3,102)	—	(5,187)	(1,919)
Interest income, net	541	1,394	1,281	4,215
Other income (expense)	(1,301)	114	173	11,655

Loss before income taxes and loss from discontinued operations	$(18,330)	$(16,491)	$(32,688)	$(38,685)

11.    Subsequent Events

We recently settled a sublease dispute in which we agreed as the sublessor to terminate two subleases for an aggregate payment of $7.4 million, which we received on November 5, 2002. We remain liable as a tenant on both of these leases for the duration of the lease periods and are seeking opportunities to sublease these properties in the future.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read along with the unaudited consolidated condensed financial statements and notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 30, 2002, contained in the 2002 Annual Report on Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully in this Form 10-Q or in the 2002 Annual Report on Form 10-K. Certain reclassifications have been made to conform to the 2003 presentation. Such reclassifications had no effect on the results of operations or stockholders’ equity, other than as discussed in Note 7 to the financial statements.

Cirrus Logic, Inc. (“we,” “our,” “us,” the “Company”) is a premier supplier of high-performance chip solutions for entertainment electronics based on leading analog, mixed-signal and digital technologies for embedded applications in audio and video consumer products and game consoles. Our products enable original equipment manufacturers to accelerate development of leading-edge digital entertainment products that are in high consumer demand.

Results of Operations

The following table summarizes the results of our operations for the second quarter and first six months of fiscal 2003 and 2002 as a percentage of net sales. All percentage amounts were calculated using the underlying data in thousands:

	Percentage of Net Sales
	Three Months Ended				Six Months Ended
	September 28, 2002		September 29, 2001		September 28, 2002		September 29, 2001
Net sales	100%		100%		100%		100%
Gross margin	49%		40%		50%		20%
Research and development	42%		35%		42%		22%
Selling, general and administrative	27%		29%		27%		18%
Restructuring costs	4%		0%		4%		1%

Loss from operations	(24%	)	(24%	)	(23%	)	(21%	)
Realized gain (loss) on marketable equity securities	(1%	)	0%		0%		4%
Interest expense	0%		0%		0%		0%
Interest income	1%		2%		1%		2%
Other income (expense)	(1%	)	1%		0%		0%

Loss before income taxes and loss from discontinued operations	(25%	)	(21%	)	(22%	)	(15%	)
Provision for income taxes	0%		0%		0%		0%

Loss from continuing operations	(25%	)	(21%	)	(22%	)	(15%	)
Loss from discontinued operations	0%		(1%	)	(1%	)	(1%	)

Net loss	(25%	)	(22%	)	(23%	)	(16%	)

Net Sales

During the second quarter of fiscal 2003, we changed our product line reporting to use the following three product groups: Audio, Video and Game Console instead of Audio, Video and Connectivity. We made this change to provide a more clear understanding of our business and the shifts that have occurred over the last several quarters. Game Console components are now categorized separately as opposed to being included in either Audio or Video. We are no longer separately addressing Connectivity. The products previously included in Connectivity are now reported in part in Audio and in part in Video.

Net sales for the second quarter of fiscal 2003 were $73.3 million, down $2.6 million from $75.9 million for the second quarter of fiscal 2002. Net sales decreased in the second fiscal quarter of 2003 by $9.6 million due to our exit from the Magnetic Storage product line during the second quarter of fiscal 2002. This decrease in revenue was partially offset by the increase in sales from our ongoing operations of $7.0 million. Revenue from the Video product group increased $5.1 million to $6.4 million primarily due to our acquisitions of LuxSonor Semiconductors, Inc. and Stream Machine Company in the third quarter of fiscal year 2002. Sales for the Audio product group increased $4.8 million to $59.9 million primarily due to growth in sales from our consumer product line partially offset by weaker demand for our personal computer products. The Game Console product group decreased $2.1 million to $7.0 million due to lower demand for our drive components for DVD game consoles. Our End of Life (“EOL”) products decreased $0.8 million to zero from the second quarter of the prior fiscal year.

Net sales for the first two quarters of fiscal 2003 decreased $105.6 million to $149.3 million from $254.9 million for the first two quarters of fiscal 2002. The Magnetic Storage product line decreased by $129.4 million from the first half of fiscal 2002 to the comparable period in fiscal 2003 due to our exit from this product line. We also had decreased sales in our EOL product group of $3.5 million during the same period. These decreases were partially offset by increases from the Audio, Video and Game Console product groups. Revenues from the Audio product group increased by $14.5 million to $120.7 million, primarily due to growth in sales from our consumer product line, partially offset by weaker demand for our personal computer products. Sales for the Video product group increased by $10.9 million to $12.3 million, primarily from increased revenue related to our acquisitions of LuxSonor and Stream Machine in the third quarter of fiscal 2002. The Game Console product group’s sales increased $1.9 million to $16.3 million primarily due to an overall higher demand during the first six months of 2003 for our DVD game console audio components.

Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 79% of net sales in each of the second quarters of fiscal 2003 and fiscal 2002. Export sales were 79% and 89% of total sales in the first six months of fiscal 2003 and 2002, respectively.

Our sales are denominated primarily in U.S. dollars. From time to time, we enter into foreign currency forward exchange and option contracts to reduce the foreign currency exposures related to sales and balance sheet accounts denominated in yen. No contracts were outstanding as of September 28, 2002.

During the second fiscal quarter of 2003, sales to two of our distributors, Ryoyo and Honestar, accounted for 14% and 11% of net sales, respectively. During the second fiscal quarter of 2002, sales to Thomson Multimedia S.A. and Fujitsu accounted for 12% and 11% of net sales, respectively. During the first half of fiscal 2003, sales to Thomson Multimedia S.A. and Ryoyo represented 11% and 10% of net sales, respectively. During the first half of fiscal 2002, sales to Fujitsu and Western Digital represented 34% and 14% of net sales, respectively.

Gross Margin

Gross margin as a percentage of net sales was 49% in the second quarter of fiscal 2003, up from 40% in the second quarter of fiscal 2002. The increase in gross margin percentage during the second quarter was primarily the result of reduced charges to reserve inventory, improved wafer pricing and improved product mix due to our exit from the Magnetic Storage product line in fiscal 2002. Gross margin as a percentage of net sales was 50% and 20% in the first half of fiscal 2003 and 2002, respectively. During the first half of fiscal 2002, we recorded a net inventory charge of $36.2 million related to exiting the Magnetic Storage product line and $12.7 million mainly to reserve inventory that was excess to short-term demand.

Research and Development Expense

Research and development expense for the second quarter of fiscal 2003 of $30.6 million increased $4.3 million from $26.3 million in the second quarter of fiscal 2002. During the first two quarters of fiscal 2003, research and development expense increased $6.6 million from $56.7 million in fiscal 2002 to $63.3 million. These increases were primarily due to the incremental expense related to our three acquisitions in the third quarter of fiscal 2002 of $12.2 million for the second quarter and $24.8 million for the first six months of fiscal 2003, partially offset by the impact of our workforce reductions and cost-cutting measures. Furthermore, research and development expense for the first quarter of fiscal 2002 included $1.9 million related to the write-off of in-process research and development costs associated with the acquisition of Peak Audio, Inc.

Selling, General and Administrative Expense

Selling, general and administrative expense in the second quarter of fiscal 2003 decreased $2.1 million to $19.9 million from $22.0 million in the second quarter of fiscal 2002. During the first six months of fiscal 2003, selling, general and administrative expense decreased $6.5 million from $46.9 million in the comparable period of fiscal 2002 to $40.4 million in fiscal 2003. The decreases were primarily related to our cost reduction and expense control measures, partially offset by the incremental expense of the companies we acquired in the third quarter of fiscal 2002.

Restructuring Costs

We continue to examine ways to further reduce costs and align operating expenses with our current revenue model. Fiscal year-to-date, we have eliminated approximately 150 employee positions worldwide, or 13% of the total workforce, from various business functions and job classes. During the first quarter of fiscal 2003, we recorded a restructuring charge of $1.7 million in operating expenses to cover costs associated with a portion of these workforce reductions, and $0.4 million related to facility consolidations. In the second fiscal quarter, we recorded an additional restructuring charge of $1.3 million for the costs associated with the workforce reduction during the first half of fiscal 2003 and $1.8 million to fully expense certain intangible and fixed assets that will no longer be used as a result of our workforce reduction.

During fiscal 2002, we announced a change to our business model that de-emphasized our Magnetic Storage product line and focused on consumer entertainment electronics. As a result of these strategic decisions and in response to ongoing economic and industry conditions, we eliminated approximately 420 employee positions worldwide from various business functions and job classes over the course of the fiscal year. We recorded a restructuring charge of $6.4 million in operating expenses to cover costs associated with these workforce reductions. In addition, we recorded a $4.5 million restructuring charge in operating expenses for costs associated with facility consolidations. As part of the fiscal 2002 restructuring, we reduced our workforce by approximately 120 employees worldwide in the first half of fiscal 2002 and recorded an associated restructuring charge of $1.9 million.

As of September 28, 2002, we have a remaining restructuring accrual of $5.3 million. We expect to discharge the remaining balance associated with severance and related benefits of approximately $1.3 million through cash payments during fiscal 2003. The balance of approximately $4.0 million for facilities and other costs relates to net lease expenses and other anticipated lease termination costs that will be paid over the respective lease terms through fiscal 2013.

Realized Gain (Loss) on Marketable Equity Securities

During the first quarter of fiscal 2003, we realized a gain of $1.4 million related to receipt of proceeds previously held back by Intel. The holdback gain was related to the fiscal 2001 sale of our holdings of approximately 1 million shares of Series A preferred stock and 0.5 million shares of common stock in Basis Communications to Intel for $91.8 million. The sale was part of a tender offer whereby Intel purchased the outstanding preferred and common stock of Basis for $61.18 per share. Intel withheld $11.2 million from the total consideration paid pursuant to the indemnification provisions of the merger agreement between Intel and Basis, all of which has now been received by the Company. In the second quarter of fiscal 2003, we realized a loss of $0.9 million on our investments in certain public companies. The realized loss was due to other than temporary declines in the fair value of those investments. During the first half of fiscal 2002, we realized a gain of $9.8 million related to receipt of proceeds previously held back by Intel. During the first fiscal quarter of 2002, we also realized a gain of $1.2 million related to the sale of call options in Openwave Systems, Inc. (formerly known as Phone.com) common stock.

Interest Income

Interest income was $0.6 million for the second quarter of fiscal 2003 and $1.4 million for the second quarter of fiscal 2002. Interest income was $1.4 million for the first six months of fiscal 2003 and $4.3 million for the comparable period in fiscal 2002. The decrease of $0.8 million for the quarter and $2.9 million for the six months was primarily due to lower cash and cash equivalent balances, on which interest was earned during fiscal 2003, and lower interest rates in fiscal 2003.

Income Taxes

We incurred income tax expense of $29 thousand for the second fiscal quarter and $58 thousand for the first six months of fiscal 2003. The income tax expense consisted primarily of estimated withholdings and income tax due in certain foreign jurisdictions. We did not record income tax expense in the comparable periods of fiscal 2002.

SFAS 109, “Accounting for Income Taxes,” provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance equal to our net deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis.

Loss from Discontinued Operations

In April 2002, the eMicro Board of Directors recommended the dissolution of eMicro. In June 2002, the stockholders of eMicro voted to dissolve the joint venture, and it ceased operations during the first quarter of fiscal 2003. We previously disclosed that we expected that eMicro would complete the disbursement of its assets to its stockholders approximately 60 days from August 5, 2002. However, eMicro has not resolved all issues relating to the valuation of its assets and liabilities, and therefore, the timing of the disbursement of the remaining assets to its stockholders remains uncertain. We currently consolidate the accounts of eMicro in our financial statements at 100% and record an offset for the 25% outside ownership interest as a separate component on the balance sheet. We recorded its results of operations as discontinued in the first quarter and reclassified the prior year results of operations to discontinued operations for comparative purposes in accordance with SFAS 144.

Liquidity and Capital Resources

We used approximately $16.1 million of cash and cash equivalents in our operating activities during the first six months of fiscal 2003, primarily due to the cash components of our net loss and a decline in accounts payable and accrued liabilities. These uses of cash were partially offset by a decrease in accounts receivable. In the comparable period of fiscal 2002, we used approximately $10.1 million primarily due to the cash components of our net loss and a decline in accounts payable and accrued liabilities.

We used $11.3 million in cash in investing activities during the first two quarters of fiscal 2003, primarily for the purchase of property and equipment and technology licenses, partially offset by the $1.4 million received from the sale of stock in Basis Communications. During the second quarter of fiscal 2003, we moved to our new leased headquarters and engineering facility in Austin, Texas. In connection with the move, we will incur approximately $12.0 million in capital expenditures, of which approximately $7.0 million was paid during the first half of fiscal 2003 and $5.0 million is expected to be paid in the third fiscal quarter. We also have an obligation to lease additional space in a new building next to our current facility, should construction of this building begin before November 10, 2004. At this time, we do not anticipate that this obligation will come to fruition due to the current real estate market in Austin. We used $11.6 million for investing activities in the first two quarters of fiscal 2002, primarily for the purchase of Peak Audio, Inc., property and equipment, and technology licenses, partially offset by cash received from the sale of stock in Basis Communications.

We generated $1.2 million in cash from financing activities during the first half of fiscal 2003, primarily related to the issuance of common stock in connection with option exercises. For the comparable period in fiscal 2002, we used $64.7 million in cash in financing activities primarily related to the repurchase of approximately 6.4 million shares of stock for $68.7 million. This use of cash was partially offset by the cash generated by the issuance of common stock.

We have a $9 million letter of credit secured by $10 million in restricted cash. The letter of credit was issued to secure certain of our obligations under our lease agreement for our new headquarters and engineering facility in Austin, Texas. Due to the acquisition of Stream Machine in fiscal 2002, we also have $2.3 million in restricted cash securing a letter of credit related to Stream Machine’s office lease. We also have $0.5 million in restricted cash securing a writ of attachment related to ongoing litigation.

We have not paid cash dividends on our common stock and currently intend to continue our policy of retaining any earnings for reinvestment in our business. Although we cannot assure that we will be able to generate cash in the future, we anticipate that our existing capital resources and cash flow generated from future operations will enable us to maintain our current level of operations for the next 12 months.

Factors That May Affect Future Operating Results

Numerous factors affect our business and the results of our operations. These factors include, but are not limited to, overall conditions in the semiconductor market; the expansion of the consumer digital entertainment electronics market; the ability of the Company to successfully realize the benefits of its acquisitions; the ability of the Company to introduce new products on a timely basis and to deliver products that perform as anticipated; risks associated with international sales and international operations; customer cancellations of orders, or the failure to place orders consistent with forecasts; the successful resolution of the Company’s litigation with Western Digital and Fujitsu; rival chip architectures; pricing pressures; hardware or software deficiencies in our products; a shortage of manufacturing capacity; the ability of the Company to make continued substantial investments in research and development; actual operational spending; the ability of the Company to increase revenue, gross margin and sequential growth rates; the retention of key employees; and the effects of terrorist activities and possible military action, which may cause disruptions to general economic, market and political conditions throughout the world, as well as may disrupt our receipt of shipments we need for our products or may disrupt our delivery of products to customers. For a discussion of these and other factors affecting our business, see “Item 1 – Business – Factors Affecting Our Business and Prospects” in our Annual Report on Form 10-K for the year ended March 30, 2002.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7a, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 30, 2002.

ITEM 4.     CONTROLS AND PROCEDURES

We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 28, 2002. There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to September 28, 2002.

PART II

ITEM 1.    LEGAL PROCEEDINGS

See Note 8 to the financial statements.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

99.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

99.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

(b)	Reports on Form 8-K:

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRRUS LOGIC, INC.

By:	/S/ STEVEN D. OVERLY
Steven D. Overly Senior Vice President, Chief Financial Officer, General Counsel and Secretary
Date: November 8, 2002

CERTIFICATION
Pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, David D. French, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Cirrus Logic, Inc;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the Audit Committee of the Company’s Board of Directors:

(a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 8, 2002                                                                                       Signature:    /s/    David D. French

CERTIFICATION
Pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Steven D. Overly, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Cirrus Logic, Inc;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the Audit Committee of the Company’s Board of Directors:

(a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

7.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 8, 2002                                                                             Signature:     /s/    Steven D. Overly