Form 10-Q
period 2002-12-28
CIRRUS LOGIC INC
filed 2003-02-11
CIK 772406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2002

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number 0-17795

CIRRUS LOGIC, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	77-0024818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Via Fortuna Austin, Texas 78746

(Address of principal executive offices) (Zip Code)

(512) 851-4000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑     NO ☐

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of January 25, 2003 was 83,708,274.

CIRRUS LOGIC, INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED DECEMBER 28, 2002

CIRRUS LOGIC, INC.

CONSOLIDATED CONDENSED BALANCE SHEET

(in thousands)

	December 28, 2002	March 30, 2002
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$111,959	$140,529
Restricted cash	12,844	12,807
Marketable equity securities	904	2,258
Accounts receivable, net	27,886	42,158
Inventories, net	28,523	27,985
Other current assets	18,564	19,928

Total current assets	200,680	245,665

Property and equipment, net	38,393	36,549
Goodwill and intangibles, net	178,772	194,660
Other assets	6,412	4,756

	$424,257	$481,630

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$56,828	$75,936
Current maturities of long-term debt and capital lease obligations	—	566
Income taxes payable	37,527	42,178

Total current liabilities	94,355	118,680

Long-term obligations	13,414	3,709

Minority interest in eMicro	599	1,092

Stockholders’ equity:
Capital stock	867,519	862,729
Accumulated deficit	(551,110)	(504,699)
Accumulated other comprehensive income (loss)	(520)	119

Total stockholders’ equity	315,889	358,149

	$424,257	$481,630

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

(in thousands, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	December 28, 2002	December 29, 2001	December 28, 2002	December 29, 2001
Net sales	$60,516	$73,254	$209,854	$328,207

Costs and expenses:
Cost of sales	29,361	67,885	103,979	271,813
Research and development	26,342	60,912	89,607	117,626
Selling, general and administrative	17,909	23,834	58,319	70,781
Restructuring costs	2,208	5,460	7,395	7,379

Total costs and expenses	75,820	158,091	259,300	467,599

Loss from operations	(15,304)	(84,837)	(49,446)	(139,392)

Realized gain on marketable equity securities	—	—	453	10,967
Interest expense	(47)	(40)	(166)	(99)
Interest income	589	966	1,989	5,240
Other income (expense)	(1,886)	(1,323)	(2,166)	(635)

Loss before income taxes and loss from discontinued operations	(16,648)	(85,234)	(49,336)	(123,919)
Benefit for income taxes	(4,435)	—	(4,377)	—

Loss from continuing operations	(12,213)	(85,234)	(44,959)	(123,919)

Loss from discontinued operations, net of tax	—	(133)	(1,452)	(1,365)

Net loss	$(12,213)	$(85,367)	$(46,411)	$(125,284)

Basic and diluted loss per share:
From continuing operations	$(0.15)	$(1.08)	$(0.54)	$(1.63)
Discontinued operations	—	—	(0.02)	(0.02)

	$(0.15)	$(1.08)	$(0.56)	$(1.65)

Weighted average common shares outstanding:
Basic	83,487	79,207	83,302	75,820
Diluted	83,487	79,207	83,302	75,820

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(in thousands; unaudited)

	Nine Months Ended
	December 28, 2002	December 29, 2001
Cash flows from operating activities:
Net loss	$(46,411)	$(125,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,553	25,091
Acquired in-process research and development expense	—	31,310
Gain on marketable equity securities, net	(453)	(10,967)
Other non-cash charges	4,842	3,848
Proceeds from sublease buyout	7,375	—
Net change in operating assets and liabilities	(8,377)	41,455

Net cash used in operating activities	(11,471)	(34,547)

Cash flows from investing activities:
Proceeds from sale of equity investments	1,400	10,967
Additions to property and equipment	(14,857)	(7,120)
Investments in technology	(5,350)	(4,225)
Acquisition of companies, net of cash acquired	—	(15,919)
Decrease (increase) in deposits and other assets	41	(1,780)

Net cash used in investing activities	(18,766)	(18,077)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(605)	(4,657)
Repurchase and retirement of common stock	—	(68,662)
Issuance of common stock, net of issuance costs	2,272	9,687

Net cash provided by (used in) financing activities	1,667	(63,632)

Net decrease in cash and cash equivalents	(28,570)	(116,256)
Cash and cash equivalents at beginning of period	140,529	253,136

Cash and cash equivalents at end of period	$111,959	$136,880

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. (“we,” “our,” “us,” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited consolidated condensed financial statements do not include complete footnotes and financial presentations. As a result, these financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended March 30, 2002, included in our 2002 Annual Report on Form 10-K. In our opinion, the financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. The results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the entire year.

Certain reclassifications have been made to the fiscal 2002 financial statements to conform to the fiscal 2003 presentation. These reclassifications had no effect on the results of operations or stockholders’ equity, other than as disclosed in Note 7.

2.	Recently Issued Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation.” SFAS 148 amends FASB Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Since we continue to use the intrinsic value method of accounting for stock-based employee compensation, the only impact that SFAS 148 will have on us will be the annual and quarterly disclosure requirements. We will make those disclosures beginning with our annual financial statements for the current fiscal year.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to EITF 94-3, which allowed a cost to be recognized when a commitment to an exit plan was made. The provisions of this SFAS are effective for exit or disposal activities that are initiated after December 31, 2002. Our adoption of this statement will not affect any existing restructuring accruals.

In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 applies to recognized long-lived assets to be “held and used” or to be disposed of and groups of assets, which may include assets and liabilities other than long-lived assets. SFAS 144 supersedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (“APB 30”), “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS 144 also extends the reporting of a discontinued operation to a “component of an entity” and requires related operating losses to be recognized in the period(s) in which they occur (rather than as of the measurement date as previously required by APB 30). Therefore, discontinued operations are no longer measured on a net realizable basis, and future operating losses are no longer recognized before they occur. We adopted SFAS 144 effective March 31, 2002 and reclassified the results of operations of eMicro to discontinued operations in the first quarter of fiscal year 2003. See Note 7 for further information. The remaining provisions of SFAS 144 have not had a material impact on our financial position or results of operations for the nine months ended December 28, 2002.

3.	Inventories

Net inventories are comprised of the following (in thousands):

	December 28, 2002	March 30, 2002
Work-in process	$21,613	$23,400
Finished goods	6,910	4,585

	$28,523	$27,985

4.	Goodwill and Acquired Intangibles

In June 2001, the FASB issued SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also defines the criteria for recognizing and reporting intangible assets acquired in a business combination as assets apart from goodwill. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life) and tested for impairment in accordance with SFAS 144. We applied the provisions of SFAS 142 to goodwill and intangible assets from business combinations initiated after June 30, 2001. As a result, goodwill totaling $122.9 million from our three acquisitions that closed after June 30, 2001 was not amortized during fiscal year 2002. During fiscal 2002, we continued to amortize goodwill and assembled workforce from the two acquisitions that we closed before July 1, 2001, which totaled $2.7 million, based on a weighted-average useful life of 3.9 years. We recorded amortization expense of $0.2 million and $0.5 million for goodwill and assembled workforce in the third quarter and first nine months of fiscal 2002, respectively. We adopted the remaining provisions of SFAS 142 on March 31, 2002, the beginning of fiscal year 2003, and transferred to goodwill $0.7 million, which was the net book value of acquired assembled workforce intangibles, as these assets did not meet the criteria for recognition apart from goodwill. Additionally, we ceased amortizing goodwill (including assembled workforce) associated with acquisitions made before July 1, 2001.

The following information details the gross carrying amount and accumulated amortization of our acquired intangible assets (in thousands):

	As of December 28, 2002		As of March 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized acquired intangible assets:
Core Technology	$11,690	$(2,900)	$11,690	$(1,126)
Covenant not to compete	1,900	(1,900)	1,900	(1,583)
Customer Agreements	8,200	(1,464)	8,200	(586)
License Agreements	6,040	(3,881)	6,040	(2,795)
Existing Technology	49,883	(18,690)	49,883	(9,070)
Other Agreements	95	(95)	95	(48)
Trademarks	1,220	(869)	1,220	(788)

	$79,028	$(29,799)	$79,028	$(15,996)

Unamortized acquired intangible assets:
Goodwill	$125,605	$(989)	$125,605	$(989)

Effective March 31, 2002, we performed a transitional impairment test on all net goodwill totaling $124.6 million (or $125.6 million gross). Our transitional impairment test did not indicate that our goodwill had been impaired; as a result, no impairment charge was recorded. We perform the Company’s annual impairment analysis under SFAS 142 during the fourth quarter of each fiscal year. We are in the process of performing our annual impairment test for fiscal year 2003. While we have not completed our annual impairment test, we believe it is reasonably possible that some or all of our goodwill may be impaired, as we have experienced a decline in our market capitalization below book value. Any impairment charge would not affect our cash flow and is not expected to have any impact on our operations or growth prospects.

Amortization expense for all acquired intangibles in the third quarter and first nine months of fiscal 2003 was $4.5 million and $13.8 million, respectively. Amortization expense recorded during the comparable periods in fiscal 2002 was $4.0 million and $6.3 million, respectively.

The following table details the estimated aggregate amortization expense for all acquired intangibles for fiscal 2003 and for each of the 5 succeeding fiscal years (in thousands):

For the year ended March 29, 2003	$18,260
For the year ended March 27, 2004	16,592
For the year ended March 26, 2005	15,361
For the year ended March 25, 2006	7,729
For the year ended March 31, 2007	1,934
For the year ended March 29, 2008	1,889

5.	Income Taxes

We realized an income tax benefit of $4.4 million for the third fiscal quarter and for the first nine months of fiscal 2003. The income tax benefit was generated by the reversal of $4.0 million of prior-year state tax liabilities due to the resolution of a state tax audit and a $0.5 million Federal income tax refund. The income tax benefit was offset by approximately $0.1 million of income tax expense that consisted primarily of estimated withholdings and income tax due in certain foreign jurisdictions. We did not record income tax expense in the comparable periods of fiscal year 2002.

Our taxes payable balance is comprised primarily of tax contingencies that are recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. These potential exposures result from the varying application of statutes, rules, regulations, and interpretations. Our tax contingencies are established based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be materially greater or less than the amount that we have accrued.

SFAS 109, “Accounting for Income Taxes,” provides for the recognition of deferred tax assets if realization of these assets is more likely than not. We have provided a valuation allowance equal to our net deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis.

6.	Restructuring Costs

During the first nine months of fiscal 2003, we eliminated approximately 170 employee positions worldwide, or 14% of the total workforce, from various business functions and job classes to further reduce costs and align operating expenses with our current revenue model. During this period, we recorded a restructuring charge of $3.4 million in operating expenses to cover costs associated with these workforce reductions, $1.8 million to fully expense certain intangible and fixed assets that will no longer be used as a result of our workforce reduction, and $2.2 million related to facility consolidations. Refer to Note 13 for a discussion of restructuring activities subsequent to the end of the quarter.

The restructuring amounts for the first nine months of fiscal year 2003 discussed above include, for the third fiscal quarter, $1.8 million in facility-related costs due to revised assumptions for sublease income from previously exited facilities and $0.4 million in costs associated with the elimination of approximately 20 employee positions worldwide.

The following details the changes in our restructuring accrual as of December 28, 2002:

	Balance March 30, 2002	Total Accrued	Paid	Liability at December 28, 2002
Employee separations	$152	$3,353	$(2,321)	$1,184
Facility consolidations	4,481	2,256	(1,167)	5,570

Total	$4,633	$5,609	$(3,488)	$6,754

As of December 28, 2002, we have a remaining restructuring accrual of $6.8 million. We expect to discharge the remaining balance associated with employee separations of approximately $1.2 million through cash payments by the end of fiscal 2003. The balance of approximately $5.6 million for facilities and other costs relates to net lease expenses and other anticipated lease termination costs that will be paid over the respective lease terms through fiscal 2013. Based on our current assessment of the timing of anticipated payments, we have recorded $3.7 million of our restructuring liability as long term.

During the first nine months of fiscal 2002, we announced a change to our business model that de-emphasized our magnetic storage product line and focused on consumer entertainment electronics. As a result of these strategic decisions and in response to ongoing economic and industry conditions, we eliminated approximately 420 employee positions worldwide from various business functions and job classes during the first nine months of fiscal year 2002. During this period, we recorded a restructuring charge of $6.4 million in operating expenses to cover costs associated with these workforce reductions and $1.0 million in operating expenses for costs associated with facility consolidations.

The restructuring amounts for the first nine months of fiscal year 2002 discussed above include, for the third fiscal quarter, $4.5 million in costs associated with the elimination of approximately 300 employee positions worldwide and $1.0 million for costs associated with facility consolidations.

7.	Discontinued Operations – eMicro Corporation Joint Venture

In April 2002, the eMicro Board of Directors recommended the dissolution of eMicro. In June 2002, the stockholders of eMicro voted to dissolve the joint venture, and it ceased operations during the first quarter of fiscal 2003. eMicro has not resolved all issues relating to the valuation of its assets and liabilities, and therefore, the timing of the disbursement of the remaining assets to its stockholders remains uncertain. We currently consolidate the accounts of eMicro in our financial statements at 100% and record an offset for the 25% outside ownership interest as a separate component on the balance sheet. The following amounts for eMicro are included in our consolidated balance sheet as of December 28, 2002 and represent less than 1% of our consolidated total assets:

Cash and cash equivalents	$2,389
Other current assets	2
Long-term assets	8
Accounts payable and accrued liabilities	(466)
Minority interest in eMicro	(599)

In connection with the cessation of operations of eMicro during the first quarter of fiscal year 2003, we recorded its results of operations as discontinued in the first quarter and reclassified the prior year results of operations to discontinued operations for comparative purposes in accordance with SFAS 144. eMicro’s revenue and operating loss included in discontinued operations for the first nine months of fiscal 2003 were $0.9 million and $2.0 million, respectively. eMicro’s revenue and operating loss included in discontinued operations for the third quarter of fiscal 2002 were $3.7 million and $0.2 million, respectively, and for the first nine months of fiscal 2002 were $5.7 million and $1.8 million, respectively.

8.	Sublease Buyout

During the third quarter of fiscal 2003, we reached a settlement in which we agreed as the sublessor to terminate two subleases and received an aggregate payment of $7.4 million. We remain liable as a tenant on both of these leases for the duration of the lease periods and are seeking opportunities to sublease these properties. We have classified $5.5 million of that settlement as long-term because our associated lease obligations extend through fiscal 2013. We are amortizing the settlement proceeds on a straight-line basis as a reduction in operating expenses over the lease periods.

9.	Legal Matters

On October 19, 2001, we filed a lawsuit against Fujitsu, Ltd. in the United States District Court for the Northern District of California. We are alleging claims for breach of contract and anticipatory breach of contract, and seek damages in excess of $46 million. The basis for our complaint is Fujitsu’s refusal to pay for chips delivered to and accepted by it. On December 17, 2001, Fujitsu filed an answer and a counterclaim. Fujitsu alleges claims for breach of contract, breach of warranty, quantum meruit/equitable indemnity, and declaratory relief. The basis for the claims is our sale of allegedly defective chips to Fujitsu, which chips allegedly caused Fujitsu’s hard disk drives to fail. The counterclaim does not specify the damages Fujitsu seeks, other than to allege it has sustained “tens of millions” of dollars in damages. Our claim is based on chips that are not included in Fujitsu’s counterclaim but for which Fujitsu has not paid. We believe that any potential liability in connection with Fujitsu’s counterclaim is covered by insurance coverage and claims we have against third parties. To facilitate the resolution of all claims in one lawsuit, including our claims against potentially responsible third parties, we and Fujitsu agreed to realign our claims with Fujitsu as the plaintiff and us as the defendant and counterclaimant. This realignment allowed us to file in the same lawsuit a third-party claim alleging breach of contract and warranty against Amkor Technology, Inc., the company that recommended and sold us the goods that allegedly caused Fujitsu’s hard disk drives to fail. Amkor filed an answer to our third-party claim and a third-party complaint for implied contractual indemnity against Sumitomo Bakelite Co., Ltd., the company that sold the allegedly defective goods to Amkor. The trial is scheduled for January 2004. At this time, we are unable to assess the potential outcome of this litigation. We intend to defend and prosecute our lawsuit vigorously.

On July 5, 2001, Western Digital Corporation and its Malaysian subsidiary, Western Digital (M) SDN.BHD., filed a lawsuit against us in the Superior Court of the State of California, Orange County, in connection with the purchase of “read channel” chips from us, as explained in more detail below. On August 20, 2001, we filed a cross-complaint against the plaintiffs, and on October 9, 2001, the Court granted our motion for judgment on the pleadings that resulted in the dismissal of the plaintiffs’ entire original complaint.

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

On December 31, 2002, the court issued a favorable summary adjudication ruling for us and dismissed five of the seven claims alleged by the plaintiffs. We intend to collect all amounts owed to us. We have not accrued for any amount we may be ordered to pay the plaintiffs because we do not believe this outcome is probable. If an adverse judgment were to occur, the amount cannot be quantified at this time.

During the fourth quarter of fiscal 2002, we recorded a $73.3 million charge to reserve disputed receivables associated with the ongoing litigation with Fujitsu and Western Digital. If we are successful in collecting these receivables through the ongoing litigation, we will record an equivalent reduction in operating expenses. These receivables and the related allowances were reclassified from short term to long term as of March 30, 2002 to reflect our expectation regarding the timing of cash collection.

On January 8, 2003, we prevailed in the arbitration proceeding with the former shareholders of LuxSonor Semiconductors, Inc. regarding claims we made against the escrow account. This escrow account was set up to compensate us in the event of certain breaches of warranties and covenants by LuxSonor made in the Agreement of Merger and in the event that LuxSonor failed to have a working capital balance of at least $1.0 million as of the merger closing date. We were awarded $6.8 million of our $7.8 million claim, in addition to all of our attorneys’ fees and expenses. We expect to receive payment during the fourth fiscal quarter. We originally recorded $7.8 million on our balance sheet under “Other Assets,” and the difference of $1.0 million will increase the goodwill on our books for this acquisition.

On January 21, 2003, we filed a second claim against the LuxSonor escrow account for $2.1 million in connection with certain patent infringement issues. If we are successful in collecting some or all of the $2.1 million claim, the amount received will be recorded as a component of “Other Income (Expense)” on the income statement for the amount received.

From time to time, various claims, charges, and litigation are asserted or commenced against us arising from, or related to, contractual matters, intellectual property, employment disputes, as well as other issues. Frequent claims and litigation involving these types of issues are not uncommon in the semiconductor industry. As to any of these claims or litigation, we cannot predict the ultimate outcome with certainty. In the event a third party makes a valid intellectual property claim and a license is not available on commercially reasonable terms, we would be forced either to redesign or to stop production of products incorporating that intellectual property, and our operating results could be materially and adversely affected. Litigation may also be necessary to enforce our intellectual property rights or to defend us against claims of infringement, and this litigation may be costly and divert the attention of key personnel.

10.	Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 28, 2002	December 29, 2001	December 28, 2002	December 29, 2001
Net loss	$(12,213)	$(85,367)	$(46,411)	$(125,284)
Change in unrealized gain (loss) on marketable equity securities	378	(800)	(541)	2,549
Reclassification adjustment for other than temporary losses on marketable equity securities included in net loss	—	—	947	—
Change in unrealized loss on foreign currency translation adjustments	(118)	(281)	(926)	(1,207)

	$(11,953)	$(86,448)	$(46,931)	$(123,942)

11.	Segment Information

We are a premier supplier of high-performance chip solutions for entertainment electronics based on leading analog, mixed-signal and digital technologies for embedded applications in audio and video consumer products. We determine our operating segments in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” Our chief executive officer has been identified as the chief operating decision maker as defined by SFAS 131.

As a result of numerous changes within the Company during fiscal 2002 and certain other factors outlined in our Annual Report on Form 10-K for fiscal 2002, we now operate in one operating segment – Consumer

Entertainment Electronics. This change was effective with the fourth quarter of fiscal 2002. We have restated the disclosure for the prior periods shown to conform to the current presentation.

Information on reportable segments is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 28, 2002	December 29, 2001	December 28, 2002	December 29, 2001
Revenues by Segment:
Consumer Entertainment Electronics	$60,516	$73,254	$209,854	$198,792
Magnetic Storage	—	—	—	129,415

Total	$60,516	$73,254	$209,854	$328,207

Operating Profit by Segment:
Consumer Entertainment Electronics	$(13,096)	$(70,895)	$(42,849)	$(117,789)
Magnetic Storage	—	(8,482)	798	(14,224)

Total	(13,096)	(79,377)	(42,051)	(132,013)
Restructuring costs	(2,208)	(5,460)	(7,395)	(7,379)
Interest income, net	542	926	1,823	5,141
Other income (expense)	(1,886)	(1,323)	(1,713)	10,332

Loss before income taxes and loss from discontinued operations	$(16,648)	$(85,234)	$(49,336)	$(123,919)

12.    Stock Option Exchange Program

On December 20, 2002, we completed a stock option exchange program offered to all eligible option holders. Under the exchange offer, eligible employees had the opportunity to tender for cancellation certain stock options in exchange for new options to be granted at least six months and one day after the cancellation of the tendered options. Each eligible participant will receive a new option to purchase 0.75 share of common stock for each option to purchase one share of common stock canceled. Members of the Board of Directors and executive officers were not eligible to participate in the exchange program. We accepted approximately 3.4 million options for exchange and currently expect to grant approximately 2.3 million new options, taking into consideration employee terminations since the cancellation date. The exercise price per share of the new options will be equal to the fair market value of our common stock on the new grant date, which is expected to be June 23, 2003. We do not expect to record any compensation expense as a result of the exchange program.

13.    Subsequent Events

To date in the fourth quarter, we have eliminated approximately 124 employee positions worldwide from various business functions and job classes, in response to our lower revenue expectations. We estimate that we will record a restructuring charge associated with these workforce reductions of approximately $1.2 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read along with the unaudited consolidated condensed financial statements and notes thereto included in Item 1 of this Quarterly Report, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 30, 2002, contained in the 2002 Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” and “intend,” variations of these types of words, and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed below under the subheading “Factors That May Affect Future Operating Results” and elsewhere in this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason. Readers should carefully review the risk factors described in “Factors That May Affect Future Operating Results” below, as well as in the documents filed by us with the Securities and Exchange Commission, specifically the most recent reports on Form 10-K, 10-Q and 8-K, each as it may be amended from time to time. Certain reclassifications have been made to conform to the 2003 presentation. These reclassifications had no effect on the results of operations or stockholders’ equity, other than as discussed in Note 7 to the financial statements.

Cirrus Logic, Inc. (“we,” “our,” “us,” or the “Company”) is a premier supplier of high-performance chip solutions for entertainment electronics based on leading analog, mixed-signal and digital technologies for embedded applications in audio and video consumer products. Our products enable original equipment manufacturers to accelerate development of leading-edge digital entertainment products that are in high consumer demand.

Critical Accounting Policies

Our discussion and analysis of the financial condition and results of operations is based upon the consolidated condensed financial statements included in this report, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates, including bad debts, inventories, investments, long-term assets, and income taxes. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated condensed financial statements:

•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. This could have a material effect on our operating results and financial position. Additionally, we may maintain an allowance for doubtful accounts for estimated losses on receivables from customers with whom we are involved in litigation. We do have a reserve for our litigation involving Western Digital and Fujitsu. See Note 9 to the financial statements for further information.

•	Inventories are recorded at the lower of cost or market, with cost being determined on a first-in, first-out (“FIFO”) basis. We write down inventories to net realizable value based on forecasted demand and market conditions. Actual demand and market conditions may be different from those projected by management. This could have a material effect on our operating results and financial position.

•	We evaluate the recoverability of property and equipment and intangible assets, excluding goodwill, in accordance with SFAS 144. This standard requires recognition of impairment of long-lived assets in the event the carrying value of these assets exceeds the fair value of the applicable assets. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management. This could have a material effect on our operating results and financial position. Goodwill is evaluated annually based upon the criteria established in SFAS 142. Application of the goodwill impairment test requires judgment as to the determination of future cash flows. Changes in these estimates and assumptions could materially affect the determination of the fair value assigned during testing. Any impairment charge would not affect our cash flow and is not expected to have any impact on our operations or growth prospects. We adopted SFAS 142 and 144 on March 31, 2002, the first day of fiscal 2003.

•	All restructuring charges for workforce reductions and facilities consolidation reflected in the accompanying financial statements were accrued based upon specific plans established by management, in accordance with EITF 94-3. Our facilities consolidation accruals were based upon our estimates as to the length of time a facility would be vacant, as well as the amount of sublease income we would receive once we sublet the facility, after considering current and projected market conditions. Changes in these estimates could result in an adjustment to our restructuring accruals in a future quarter. This could have a material effect on our operating results and financial position.

•	Our taxes payable balance is comprised primarily of tax contingencies that are recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. These potential exposures result from the varying application of statutes, rules, regulations, and interpretations. Our tax contingencies are established based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be materially greater or less than the amount that we have accrued.

•	We are subject to the possibility of loss contingencies for various legal matters. (See Note 9 to the financial statements for further information.) It is not probable to assume that an unfavorable judgment may occur or that an estimate can be made. We regularly evaluate current information available to us to determine whether any accruals should be made. If we ultimately determine that an accrual should be made for a legal matter, this accrual could have a material effect on our operating results and financial position.

Results of Operations

The following table summarizes the results of our operations for the third quarter and first nine months of fiscal 2003 and 2002 as a percentage of net sales. All percentage amounts were calculated using the underlying data in thousands:

	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	December 28, 2002	December 29, 2001	December 28, 2002	December 29, 2001
Net sales	100%	100%	100%	100%
Gross margin	51%	7%	50%	17%
Research and development	43%	83%	43%	36%
Selling, general and administrative	29%	33%	28%	21%
Restructuring costs	4%	7%	3%	2%

Loss from operations	(25%)	(116%)	(24%)	(42%)
Realized gain on marketable equity securities	0%	0%	0%	3%
Interest expense	0%	0%	0%	0%
Interest income	1%	1%	1%	2%
Other income (expense)	(3%)	(2%)	(1%)	0%

Loss before income taxes and loss from discontinued operations	(27%)	(117%)	(24%)	(37%)
Benefit for income taxes	(7%)	0%	(2%)	0%

Loss from continuing operations	(20%)	(117%)	(22%)	(37%)
Loss from discontinued operations, net of tax	0%	0%	0%	0%

Net loss	(20%)	(117%)	(22%)	(37%)

Net Sales

During the third quarter of fiscal 2003, our net sales were $60.5 million, down from $73.3 million for the third quarter of fiscal 2002. The $12.8 million decrease in net sales was due primarily to lower demand for our game console components. Revenue from our game console products declined $11.0 million in the third quarter of fiscal year 2003 from the comparable period of the prior year, due mainly to lower demand for our drive components for game consoles. We also experienced a $2.2 million decrease in revenue from our video products in the third quarter of fiscal 2003 from the comparable period of the prior year. This decrease was primarily attributed to a decline in sales of our wireless networking products. We acquired these products as part of the acquisition of ShareWave, Inc. in the third quarter of fiscal 2002. Revenue from our audio products was down $0.2 million in the third quarter of fiscal year 2003, as compared to the third quarter of fiscal year 2002. These decreases were partially offset by an increase in our end-of-life (“EOL”) product group of $0.6 million. We expect our net sales in the fourth fiscal quarter, a seasonally slower sales period, to be $52 million to $56 million as we anticipate that many of our customers and distributors will remain cautious and closely manage their inventory levels after a holiday selling season that was not as robust as expected.

Our products are currently used in two well-known game consoles. The purchase commitment for one of the consoles expires at the end of the fourth fiscal quarter of 2003. If this contract is not renewed or is renewed on terms substantially different than what are now in place, we could see our game console revenue decline significantly beginning in the first fiscal quarter of 2004.

Net sales for the first nine months of fiscal 2003 decreased $118.3 million to $209.9 million from $328.2 million for the first nine months of fiscal 2002. This decrease was primarily attributable to decreases in net sales from the magnetic storage product line of $129.4 million since we exited this product line during the second quarter of fiscal 2002. Our game console revenue was down $9.1 million, due mainly to lower demand for our drive components for game consoles. These decreases were partially offset by an increase in net sales of our audio products of $14.3 million in the first nine months of fiscal year 2003, versus the comparable period of the prior fiscal year due mainly to higher sales of our computer and consumer audio products. We also experienced an increase in our video sales of $8.7 million. This increase in video sales was attributable to higher demand for our video products, which we acquired as part of our acquisition of LuxSonor Semiconductors, Inc. in the third quarter of fiscal year 2002. Our EOL product line revenue decreased $2.8 million.

Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 76% and 77% of net sales during the third quarter of fiscal 2003 and fiscal 2002, respectively. Export sales were 78% and 86% of net sales in the first nine months of fiscal 2003 and 2002, respectively.

Our sales are denominated primarily in U.S. dollars. As a result, we have not entered into foreign currency forward exchange and option contracts.

During the third fiscal quarter of 2003 and 2002, sales to Thomson Multimedia S.A. accounted for 11% and 22% of net sales, respectively. During the first three quarters of fiscal 2003, sales to our distributor, Ryoyo, and to Thomson Multimedia S.A. represented 10% and 11% of net sales, respectively. During the first three quarters of fiscal 2002, Fujitsu and Western Digital, both disk drive manufacturers, represented 26% and 11% of net sales, respectively.

Gross Margin

Gross margin as a percentage of net sales was 51% in the third quarter of fiscal 2003, up from 7% in the third quarter of fiscal 2002. The substantial increase in gross margin percentage during the third quarter was primarily attributable to the absence of inventory charges and the result of our strategic shift to focus the Company on higher-margin consumer entertainment electronics products.

Gross margin as a percentage of net sales was 50% and 17% in the first nine months of fiscal 2003 and 2002, respectively. Our significant increase in margin was primarily attributable to the absence of inventory charges of $56.3 million related to our fiscal 2002 restructuring and our exit from the magnetic storage product line, $13.5 million mainly to reserve inventory in fiscal 2002 that was in excess of short-term demand and improved product mix as we executed our strategic shift to focus on higher-margin consumer entertainment electronics solutions.

Research and Development Expense

Research and development expense for the third quarter of fiscal 2003 of $26.3 million decreased $34.6 million from $60.9 million in the third quarter of fiscal 2002. This decrease was primarily attributable to the fiscal 2002 in-process research and development charges of $29.4 million related to the acquisitions we closed in the third quarter of fiscal year 2002. This decrease was also a result of the cost cutting measures we began implementing in the beginning of fiscal 2002.

Research and development expense for the first nine months of fiscal year 2003 decreased $28.0 million from the first nine months of fiscal year 2002. The decrease was primarily due to the in-process research and development of $31.3 million we recorded as a result of our fiscal year 2002 acquisitions. The decrease also reflected the impact of our cost reduction efforts. The decrease for the nine-month period was partially offset by the impact of having the costs from the acquisitions closed during the third quarter of fiscal year 2002 for the full nine months in fiscal year 2003.

We expect our combined research and development and selling, general and administrative expenses to further decrease in the fourth fiscal quarter by approximately 10%, due to our continued cost reduction measures. See “Restructuring Costs” below for a discussion of cost reduction efforts undertaken or to be undertaken in the fourth fiscal quarter.

Selling, General and Administrative Expense

Selling, general and administrative expense in the third quarter of fiscal 2003 decreased $5.9 million to $17.9 million from $23.8 million in the third quarter of fiscal 2002 primarily due to our cost reduction and expense control measures.

During the first nine months of fiscal 2003, selling, general and administrative expense decreased $12.5 million from $70.8 million in fiscal 2002 to $58.3 million in fiscal 2003. The decrease was primarily related to our cost reduction and expense control measures, partially offset by the impact of having the costs from the acquisitions closed during the third quarter of fiscal year 2002 for the full nine months in fiscal year 2003.

We expect our combined research and development and selling, general and administrative expenses in the fourth fiscal quarter to further decrease by approximately 10%, due to our continued cost reduction efforts. See “Restructuring Costs” below for a discussion of cost reduction efforts undertaken or to be undertaken in the fourth fiscal quarter.

Restructuring Costs

During the first nine months of fiscal 2003, we eliminated approximately 170 employee positions worldwide, or 14% of the total workforce, from various business functions and job classes to further reduce costs and align operating expenses with our current revenue model. During this period, we recorded a restructuring charge of $3.4 million in operating expenses to cover costs associated with these workforce reductions, $1.8 million to fully expense certain intangible and fixed assets that will no longer be used as a result of our workforce reduction, and $2.2 million related to facility consolidations.

The restructuring amounts for the first nine months of fiscal year 2003 discussed above include, for the third fiscal quarter, $1.8 million in facility-related costs due to revised assumptions for sublease income from previously exited facilities and $0.4 million in costs associated with the elimination of approximately 20 employee positions worldwide.

As of December 28, 2002, we had a remaining restructuring accrual of $6.8 million. We expect to discharge the remaining balance associated with employee separations of approximately $1.2 million through cash payments by the end of fiscal 2003. The balance of approximately $5.6 million for facilities and other costs relates to net lease expenses and other anticipated lease termination costs that will be paid over the respective lease terms through fiscal

2013. Based on our current assessment of the timing of anticipated payments, we have recorded $3.7 million of our restructuring liability as long term.

During the first nine months of fiscal 2002, we announced a change to our business model that de-emphasized our magnetic storage product line and focused on consumer entertainment electronics. As a result of these strategic decisions and in response to ongoing economic and industry conditions, we eliminated approximately 420 employee positions worldwide from various business functions and job classes. During this period, we recorded a restructuring charge of $6.4 million in operating expenses to cover costs associated with these workforce reductions and $1.0 million in operating expenses for costs associated with facility consolidations.

The restructuring amounts for the first nine months of fiscal year 2002 discussed above include, for the third fiscal quarter, $4.5 million in costs associated with the elimination of approximately 300 employee positions worldwide and $1.0 million for costs associated with facility consolidations.

During the first three weeks of the fourth fiscal quarter, we eliminated approximately 124 employee positions worldwide from various business functions and job classes in response to our lower revenue expectations. We estimate that we will record a restructuring charge associated with these workforce reductions of approximately $1.2 million during the fourth quarter. In addition, we will further consolidate our facilities and record an associated restructuring charge during the fourth quarter. At this time, we are not able to quantify the potential charge for such facility consolidation.

As part of the fourth quarter restructuring activities already taken, we decided to close our wireless product line that we acquired in October 2001. As a result of this decision, we closed our El Dorado Hills, California office, which was focused solely on that product line. We have decided to focus our on-going investment on higher margin analog components and solutions for mainstream digital entertainment applications that utilize our audio and video technologies. As of December 28, 2002, we had $9.7 million in acquired intangible assets from this acquisition. We are currently evaluating our options with respect to the acquired intangible assets. Depending upon the course of action we take, we may record an impairment charge for some or all of the value of such assets during the fourth quarter.

We perform an annual impairment analysis under SFAS 142 during the fourth quarter of each fiscal year. We are in the process of performing our annual impairment test on our goodwill for fiscal year 2003, which has a current net book value of $124.6 million. While we have not completed our annual impairment test, we believe it is reasonably possible that some or all of our goodwill maybe impaired, as we have experienced a decline in our market capitalization below book value. Any impairment charge would not affect our cash flow and is not expected to have any impact on our operations or growth prospects.

Realized Gain on Marketable Equity Securities

During the first quarter of fiscal 2003, we realized a gain of $1.4 million related to receipt of proceeds previously held back by Intel. The holdback gain was related to the fiscal 2001 sale of our holdings of approximately 1 million shares of Series A preferred stock and 0.5 million shares of common stock in Basis Communications to Intel for $91.8 million. The sale was part of a tender offer whereby Intel purchased the outstanding preferred and common stock of Basis for $61.18 per share. Intel withheld $11.2 million from the total consideration paid pursuant to the indemnification provisions of the merger agreement between Intel and Basis, all of which has now been received by the Company. In the second quarter of fiscal 2003, we realized a loss of $0.9 million on our investments in certain public companies. The realized loss was due to other than temporary declines in the fair value of those investments. During the first quarter of fiscal 2002, we realized a gain of $9.8 million related to receipt of proceeds previously held back by Intel and realized a gain of $1.2 million related to the sale of call options in Openwave Systems, Inc. (formerly known as Phone.com) common stock.

Interest Income

Interest income was $0.6 million for the third quarter of fiscal 2003 and $1.0 million for the third quarter of fiscal 2002. Interest income was $2.0 million for the first nine months of fiscal 2003 and $5.2 million for the comparable period in fiscal 2002. The decrease of $0.4 million for the quarter and $3.2 million for the nine months was primarily due to lower cash and cash equivalent balances on which interest was earned during fiscal 2003, and lower interest rates in fiscal 2003.

Other Income (Expense)

Other expense was $1.9 million for the third quarter of fiscal 2003 and $1.3 million for the third quarter of fiscal 2002. Other expense was $2.1 million for the first nine months in fiscal 2003 as compared to $0.6 million in fiscal 2002. Other expense for the third quarter and the first mine months of fiscal 2003 was primarily comprised of $2.1 million related to the settlement of patent infringement issues. Other expense for the third quarter and first nine months of fiscal 2002 was mainly the result of $1.0 million related to the write-downs and write-offs of investments in private companies. Please see Note 9 to the financial statements for further details.

Income Taxes

We realized an income tax benefit of $4.4 million for the third fiscal quarter and for the first nine months of fiscal 2003. The income tax benefit was generated by the reversal of $4.0 million of prior-year state tax liabilities due to the resolution of a state tax audit and a $0.5 million Federal income tax refund. The income tax benefit was offset by approximately $0.1 million of income tax expense that consisted primarily of estimated withholdings and income tax due in certain foreign jurisdictions. We did not record income tax expense in the comparable periods of fiscal 2002.

SFAS 109, “Accounting for Income Taxes,” provides for the recognition of deferred tax assets if realization of these assets is more likely than not. We have provided a valuation allowance equal to our net deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis.

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

Employee Stock Option Exchanges

On December 20, 2002, we completed a stock option exchange program in which we canceled approximately 3.4 million options to purchase common stock and expect to grant approximately 2.3 million new options on June 23, 2003. See Note 12 to the financial statements for additional information.

Liquidity and Capital Resources

We used approximately $11.5 million of cash and cash equivalents in our operating activities during the first nine months of fiscal 2003, primarily due to the cash components of our net loss and a decline in accounts payable and accrued liabilities. These uses of cash were partially offset by the receipt of $7.4 million in proceeds from a sublease buyout (See Note 8 to the financial statements) and a decrease in accounts receivable. In the comparable period of fiscal 2002, we used approximately $34.5 million primarily due to the cash components of our net loss and a decline in accounts payable and accrued liabilities, partially offset by a decrease in accounts receivable and gross inventory levels.

We used $18.8 million of cash in investing activities during the first nine months of fiscal 2003, primarily for the purchase of property, equipment and technology licenses, partially offset by the $1.4 million received from the sale of stock in Basis Communications. During the second quarter of fiscal 2003, we moved to our new leased headquarters and engineering facility in Austin, Texas. In connection with the move, we incurred approximately $11.6 million in capital expenditures. We also have an obligation to lease additional space in a new building next to our current facility, should construction of this building begin before November 10, 2004. At this time, we do not anticipate that this obligation will come to fruition due to the current real estate market in Austin. During the first nine months of fiscal 2003, we also spent $5.4 million for the purchase of technology licenses. In the first nine months of fiscal 2002, we used $18.1 million for investing activities, primarily related to our acquisitions, property and equipment, and technology licenses, partially offset by cash received from the sale of stock in Basis Communications.

We generated $1.7 million in cash from financing activities during the first three quarters of fiscal 2003, primarily related to the issuance of common stock in connection with option exercises and our employee stock purchase plan, partially offset by the payoff of our final capital lease obligations that we acquired in connection with our acquisitions in the third quarter of fiscal year 2002. For the comparable period in fiscal 2002, we used $63.6 million in cash in financing activities primarily related to the repurchase of approximately 6.4 million shares of stock for $68.7 million. This use of cash was partially offset by the cash generated by the issuance of common stock.

We have a $9.0 million letter of credit secured by $10.0 million in restricted cash. The letter of credit was issued to secure certain of our obligations under our lease agreement for our new headquarters and engineering facility in Austin, Texas. Due to the acquisition of Stream Machine in fiscal 2002, we also have $2.3 million in restricted cash securing a letter of credit related to Stream Machine’s office lease. We also have $0.5 million in restricted cash securing a writ of attachment related to ongoing litigation involving Western Digital Corporation.

We have not paid cash dividends on our common stock and currently intend to continue our policy of retaining any earnings for reinvestment in our business. Although we cannot assure that we will be able to generate cash in the future, we anticipate that our existing capital resources and cash flow generated from future operations will enable us to maintain our current level of operations for the next 12 months. For the fourth fiscal quarter of 2003, we expect to use $5.0 million to $10.0 million in cash. We expect this usage to be offset by a favorable arbitration decision that we received in January 2003 relating to an escrow account established as part of our LuxSonor acquisition. See Note 9 to the financial statements for additional information. As a result of this decision, we expect to receive approximately $6.8 million during the fourth fiscal quarter. As a result, we expect total cash at the end of the fourth quarter to range between $122.0 million and $127.0 million.

Factors That May Affect Future Operating Results

Numerous factors affect our business and the results of our operations. These factors include, but are not limited to, overall conditions in the semiconductor market; the expansion of the consumer digital entertainment electronics market; our ability to successfully realize the benefits of our acquisitions; our ability to introduce new products on a timely basis and to deliver products that perform as anticipated; risks associated with international sales and international operations; customer cancellations of orders, or the failure to place orders consistent with forecasts; the successful resolution of our litigation with Western Digital and Fujitsu; rival chip architectures; pricing pressures; hardware or software deficiencies in our products; a shortage of manufacturing capacity; our ability to make continued substantial investments in research and development; anticipated reductions in expenses from reductions in force and other actions; unanticipated increases in our allowances for doubtful accounts and inventories; asset impairment charges; our ability to increase revenue, gross margin and sequential growth rates; the retention of key employees; and the effects of terrorist activities and possible military action, which may cause disruptions to general economic, market and political conditions throughout the world, as well as may disrupt our receipt of shipments we need for our products or may disrupt our delivery of products to customers. For a discussion of these and other factors affecting our business, see “Item 1—Business—Factors Affecting Our Business and Prospects” in our Annual Report on Form 10-K for the year ended March 30, 2002.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7a, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 30, 2002.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Securities Exchange Act of 1934 (the “Exchange Act”) filings is properly and timely recorded and reported. We have formed a Disclosure Control Committee comprised of key individuals from several disciplines in the Company that are involved in the disclosure and reporting process. This committee meets periodically to ensure the timeliness, accuracy and completeness of the information required to be disclosed in our filings. The committee also meets with the Chief Financial Officer to review the required disclosures and the effectiveness of the design and operation of our disclosure controls and procedures.

(b)	Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and applicable rules.

(c)	There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

(d)	In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in a cost-effective control system, misstatements due to error and/or fraud may occur and not be detected.

PART II

ITEM 1.    LEGAL PROCEEDINGS

See Note 9 to the financial statements.

ITEM 5.    OTHER INFORMATION

As required by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services to be performed by our external auditor, Ernst & Young LLP, as approved by our Audit Committee or the Chairman of the Audit Committee pursuant to authority delegated to him by the Audit Committee. The Audit Committee approved the engagement of Ernst & Young in connection with accounting research and consultations, as well as tax services, including tax reporting and compliance services, tax consultations, and specific tax projects.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

99.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
99.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes- Oxley Act of 2002)

(b)	Reports on Form 8-K:

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRRUS LOGIC, INC.

By:	/s/ STEVEN D. OVERLY
Steven D. Overly Senior Vice President, Chief Financial Officer, General Counsel and Secretary Date: February 11, 2003

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

Date: February 11, 2003	Signature: /s/ David D. French

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

Date: February 11, 2003	Signature: /s/ Steven D. Overly