Form 10-K
period 2003-03-29
CIRRUS LOGIC INC
filed 2003-06-13
CIK 772406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 29, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number 0-17795

Cirrus Logic, Inc.

Delaware	77-0024818
(State of incorporation)	(I.R.S. ID)

2901 Via Fortuna, Austin, TX 78746

(512) 851-4000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value
Preferred Stock Purchase Rights

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The aggregate market value of the registrant’s voting and non-voting stock held by non-affiliates was approximately $182 million based upon the closing price reported on the NASDAQ National Market as of September 28, 2002. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5 percent of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

      As of June 2, 2003, the number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 83,761,621.

DOCUMENTS INCORPORATED BY REFERENCE

      There is incorporated by reference in Part III of this Annual Report on Form 10-K certain information contained in the registrant’s proxy statement for its annual meeting of stockholders to be held July 31, 2003.

PART I
AUDIO
VIDEO
GAME CONSOLES
PART II
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
CIRRUS LOGIC, INC. CONSOLIDATED BALANCE SHEET
CIRRUS LOGIC, INC. CONSOLIDATED STATEMENT OF OPERATIONS
CIRRUS LOGIC, INC. CONSOLIDATED STATEMENT OF CASH FLOWS
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)
CIRRUS LOGIC, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
PART IV
SIGNATURES
CERTIFICATION
CERTIFICATION
EXHIBIT INDEX
EX-3.4 Amended and Restated Bylaws of Registrant
EX-10.9 2002 Stock Option Plan, as amended
EX-10.18 Amendment No. 2 to Lease Agreement
EX-14 Code of Conduct
EX-21.1 Subsidiaries of the Registrant
EX-23.1 Consent of Ernst & Young LLP
EX-99.1 Certification of Chief Executive Officer
EX-99.2 Certification of Chief Financial Officer

CIRRUS LOGIC, INC.

FORM 10-K

For the fiscal year ended March 29, 2003

PART I

Item 1.	Business

      Cirrus Logic (“we,” “us,” “our,” or the “Company”) is a leader in digital audio, video and high-performance mixed-signal integrated circuits (“ICs”) for consumer entertainment, automotive entertainment and industrial applications. We develop and market integrated ICs and embedded software used by original equipment manufacturers (“OEMs”). We also provide complete system reference designs based on our technology that enable our customers to bring products to market in a timely and cost-effective manner.

      We were founded in 1984 and were reincorporated in the State of Delaware in February 1999. With headquarters in Austin, Texas and major sites in Fremont, California and Broomfield, Colorado, we also serve customers from international offices in Asia, including the People’s Republic of China and Japan, and Europe. Our common stock, which has been publicly traded since 1989, is listed on the NASDAQ National Market under the symbol CRUS.

      We maintain a Web site with the address www.cirrus.com. We are not including the information contained on our Web site as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our Web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

Background of the Semiconductor Industry

      In general, the semiconductor industry produces three types of products: analog, digital, and mixed-signal. Analog semiconductors take on a continuous range of values that can regulate functions like temperature, speed, sound and electrical current. Digital semiconductors process discrete values, for example, two values, like 0s and 1s, used by computers. Mixed-signal semiconductors combine analog and digital functions in a single product.

      In the consumer electronics industry, until recently, audio soundtracks and video images were transmitted, edited and stored almost exclusively using analog formats. Given advances in technology, audio and video now can be stored in digital format. This format allows for the manipulation of audio and video signals through digital signal processing (“DSP”). With digital signal processing, digital audio and video signals can be compressed, improving storage and efficiencies in transmissions, and they can also be transmitted and reproduced without degradation in the sound or images. Digital formatting also provides greater security from unauthorized copying, better editing capabilities, and random access to data.

      In addition, increasing advances in semiconductor technology are resulting in the convergence of consumer electronics products, which means cost savings and added convenience and functionality for consumers. For example, compact disk (“CD”) players were introduced to play audio content in the CD format only. Later, digital video decoder (“DVD”) players were introduced, combining audio with video. These consumer electronics now support additional audio and video formats, such as MP3 audio and MPEG-4 video. As these digital home entertainment systems converge and become increasingly complex, makers of these systems will need sophisticated semiconductor chips that have many features and are cost-effective.

      Manufacturers of consumer electronics products also face expedited time-to-market demands. In addition, because analog, mixed-signal IC design is a specialized field of IC design, these manufacturers increasingly are asking third parties to provide advanced, mixed-signal ICs. The design of the analog component of a mixed-signal IC is complex and difficult, and requires engineers to optimize speed, power, and resolution within standard manufacturing processes.

Markets and Products

      Our digital audio, video, and high-performance mixed-signal products are used in consumer entertainment, automotive entertainment, and industrial applications. During most of fiscal 2003, we organized our products into the following product categories:

      Audio: mixed-signal products for consumer, industrial, automotive, communications, and computer audio; digital home audio processors and digital portable processors; commercial audio processors; automotive audio solutions; and embedded processors.

      Video: digital video recorder and DVD player products.

      Game Console: components for DVD game consoles.

      We offer more than 200 products to over 3,500 customers worldwide through both direct and indirect sales channels. Our major customers are among the world’s leading electronics manufacturers. We target both large existing and emerging growth consumer electronic markets that derive value from our expertise in advanced mixed-signal design processing, systems-level integrated circuit engineering, and embedded software.

AUDIO

1.	Mixed-Signal Processing Components

      We are a recognized leader in mixed-signal technologies that enable today’s new home and automotive entertainment products, as well as high-precision industrial measurement applications.

Consumer Mixed-Signal

      We are a leader in precision mixed-signal audio for audio converters. We have developed a wide range of solutions for multiple market segments. Our value in serving this market includes our ability to offer high-quality, cost-effective solutions to OEMs that help them accelerate their time-to-market with advanced audio products. Our products include audio analog-to-digital converters (“ADCs”), audio digital-to-analog converters (“DACs”), audio encoder/decoders (“CODECs”) that integrate ADCs and DACs into a single IC, digital interface IC (“S/ PDIF”), TV encoders (“Video DAC”), and digital amplifiers. These proprietary products leverage a patent portfolio of more than 125 patents focused on mixed-signal technology.

      Our products include:

•	the CS5341 and CS5342, which are ADCs for digital audio systems. They perform sampling, analog-to-digital (“A/ D”) conversion, and anti-alias filtering, generating 24-bit values for both left and right inputs in serial form at sample rates of up to 200 kHz per channel;

•	the CS4398, which is a complete stereo 24-bit, 192 kHz DAC;

•	the CS42516/18/26/28 family, which enables advanced features such as DVD-Audio to be added affordably to a broader range of consumer systems. This innovative CODEC family also provides design flexibility and performance levels for a wide range of applications; and

•	the CS8416, which is a digital interface product that receives and decodes one of eight channels of audio data according to various audio interface standards.

      Our products are used by customers in brands such as Bose, Denon, Digi Design, Harman Kardon, Kenwood, Mackie, Marantz, Onkyo, Panasonic, Philips, Pioneer, Sony, Technics, and Yamaha.

Industrial Mixed-Signal

      We are a leader in high precision mixed-signal ICs for industrial measurement. Our products are used in industrial measurement, power meter, and geophysical applications. Types of applications include the digital measurement of energy, temperature gauges for industrial use, seismic devices for oil field and seismology applications, and high-precision weigh scales for commercial and scientific use. We offer a broad line of ADCs that use patented self-calibration techniques that improve accuracy and reduce system-level cost. Our products include:

•	the CS5516 and CS5520, which are complete solutions for digitizing low-level signals from strain gauges, load cells, and weigh scales;

•	the CS3001/02/11/12, which is a new CMOS operational amplifier family designed to achieve optimum performance while reducing component count and bill of materials costs. Process control, medical and test equipment, temperature measurement, and weigh scale applications are a few of the target markets needing these innovative operational amplifiers; and

•	the CS5471, which is a highly integrated, ADC developed for the power measurement industry.

      Our customers include ABB, Mettler-Toledo, National Instruments, Rockwell Automation, Schlumberger, and Western Geco.

Automotive Mixed-Signal

      We have several dozen existing products that support new automotive audio and “infotainment” applications. In order to expand our automotive product sales, we are in the process of obtaining ISO9001, ISO14001 and TS16949 certifications. ISO9001 is a corporate-wide quality assurance certification that encompasses design, development, and production of our technology solutions. ISO/ TS-16949 is an automotive-specific certification for semiconductor suppliers developed in part by the DaimlerChrysler/ Ford/ General Motors Supplier Requirements Task Force to ensure high, consistent standards by semiconductor suppliers. ISO14001 is an environmental management system certification aimed at supporting environmental protection and pollution prevention.

      In addition to the certifications listed above, we hold a seat on the Automotive Electronics Council (“AEC”) At-Large Members, Electronics Device Manufacturers. The AEC is currently working on the next revision of its AEC-Q100 specification covering stress test qualification for packaged integrated circuits. The AEC-Q100 is a device-specific certification that assists in the “part approval process” by standardizing the qualification procedures used for automotive application integrated circuits.

      In fiscal year 2003, our customers included Bose Corporation and Delphi Corporation.

Other Mixed-Signal

Communications

      We also design and market embedded Ethernet semiconductors for use in consumer and industrial applications. In addition, we develop and market telephony ICs, primarily T1/ E1/ J1 Line Interface Units, which provide switched interface solutions for telecommunications and data communications equipment.

Computer Audio

      Our chips are also incorporated into the motherboards of desktop and notebook computers and workstations, as well as in external cards that plug into computers and workstations that enable audio functions on those machines. We have decided to de-emphasize our computer audio product line.

2.	Audio Entertainment Processors

      We are a leading provider of digital audio solutions, from high-end commercial audio to mass-market consumer electronics. We have been a recognized market share leader in digital audio ICs since 1998.

Digital Home Audio

      Our home audio products are incorporated into multi-channel, surround-sound audio/video receivers (“AVRs”) and home-theater-in-a-box systems. We are a leading supplier of digital audio processors to the home audio/video receiver market. Integrated DSP products, our largest product offering in this market, decode all industry standards of digital multi-channel audio. Our product line consists of three distinct families of DSPs, which are designed to support a variety of standards, including Dolby® Digital, MPEG-2 stereo decoding, MPEG-2 multi-channel decoding, DTS® multi-channel decoding, and AACTM two-channel decoding. These products provide a complete and flexible solution for multi-channel audio decoding in home audio/video receiver/amplifiers, DVD movie players, HDTV sets, set-top boxes, and similar products.

      Our newest family of DSPs integrates a multi-channel audio decoder and a 32-bit audio processor with an audio-optimized software framework. Feature-rich AVR designs can be easily developed using the framework, which includes both certified application programs provided by us as well as a modular programming environment for easy customization. This family also provides system level peripherals and internal memory, allowing many processing tasks, including Dolby Digital, AAC, DTS-ES 96/24, and THX® Ultra 2 Cinema, to be accomplished without external logic or memory.

      Our customers include Bose, Harman Kardon, Kenwood, LG Electronics, Marantz, Onkyo, Panasonic, Pioneer, RCA/ Thomson, Sony, and Yamaha.

Digital Portable Audio

      Our portable audio products are incorporated into flash memory-based MP3/ WMA (“Windows Media® Audio”) compressed audio players, CD-based MP3/ WMA players, and hard disk drive-based jukeboxes. MP3 technology typically provides a greater than ten-to-one file size reduction for digital audio content. Our products in this area provide a comprehensive solution to address flash, CD, and hard-disk drive MP3/ WMA players through powerful processing capabilities and advanced features for the music and technology enthusiast. In addition to the extensive feature set for this market, these products have low-power requirements and a small package size, which makes them a standard-setting IC solution for portable electronics. These solutions are versatile enough to support both high-end and low-end applications.

      Our products include:

•	the CS7410, which is a scalable, high-performance, single-chip digital audio processing solution that supports CD-DA, MP3, WMA and future compression standards. Designed to add compressed music playback capability to mainstream audio products, the CS7410 is a hardware/ software solution optimized for CD-based audio systems, including portable CD players, boomboxes and bookshelf audio mini systems; and

•	the EP7312, which is a highly integrated embedded processor that runs at clock speeds up to 90 MHz, allowing for real-time MP3 encoding, as well as decoding for all major digital music standards. The processor delivers high performance with low power, enabling advanced user interfaces and operating systems in battery powered entertainment devices.

      Our customers include Creative Technologies, iRiver, Inc., and Sanyo Electric Co.

Commercial Audio

      With our fiscal year 2002 acquisition of Peak Audio, Inc. (“Peak”), we expanded our commercial audio product set to include the commercial audio industry’s leading technology for distributing uncompressed, real-time, digital audio over Fast Ethernet networks based on CobraNetTM technology. CobraNet technology has been deployed at a variety of venues, including rock concerts, opera halls, resorts, championship sports events and the United States Senate. As of March 29, 2003, over 30 entities have licensed CobraNet as their solution for audio networking.

      In fiscal year 2003, we announced that we plan to offer the CS18101, a digital audio networking processor, which will be the first release of CobraNet technology integrated into a DSP. We intend to launch the CS18101 in fiscal year 2004 and believe that it will result in a reduction in the cost of incorporating CobraNet technology into a product, allowing manufacturers to offer audio networking in a lower-cost group of products. Capable of handling eight bi-directional audio channels, we believe that the new CS18101 will be well suited for use in power speakers, power amplifiers, signal-processing devices, and mixing consoles.

      CobraNet licensees include Bose KK Japan, BSS Audio, Crown, JBL, Mackie, Shure, and Yamaha.

3.	Embedded Processors

      Our family of 32-bit general-purpose microprocessors supports a wide range of price performance points and applications for consumer and industrial applications. Our product line is built around industry-standard ARM® processor cores, which offers an extensive range of development tools and qualified software products, reducing the time-to-market for new applications. We currently offer six general-purpose microprocessors leveraging the ARM cores, including the EP9312, which is a highly integrated system-on-chip processor based on the ARM920T processor core.

      Our customers include Ceiva, Creative Technologies, Good Technology, iRiver, Kenwood, Matsushita, Motorola, Onkyo, Phatnoise, RayMarine, Raytheon, Sagem, Samsung, and Sanyo.

VIDEO

      We are focused on providing versatile silicon and software solutions for such markets as DVD players, DVD receivers, portable DVD devices, DVD recorders, and DVD-based Personal Video Recorders (“PVRs”). This strategy is designed to help manufacturers get to market faster with cost-effective, proven video-enabled solutions.

Digital Video Recorders

      We are a mass-market supplier for digital video recording, offering a complete hardware/ software platform designed to speed OEMs’ time to market. We enhanced our video product line through our fiscal year 2002 acquisition of Stream Machine Company (“Stream Machine”). Our consumer entertainment video product line provides MPEG-2 encoders for DVD recorders, hard disk-based PVRs, and PC Video recording peripherals.

      Our products include the CS92288, which is a single chip, real-time MPEG-2 audio/video CODEC that is targeted for consumer video recording products such as DVD recorders, PVRs, and video capture peripherals for PCs. It includes an integrated system multiplexor/demultiplexor and an on-screen display feature. In addition, the CS92288 is capable of encoding and decoding MP3 audio, making it capable of supporting “jukebox” functionality in hard disk-drive devices.

      Our customers for digital video products include ADS Technology, Apex Digital, Mustek, and Samsung.

DVD Players

      We enhanced our video product line through our fiscal year 2002 acquisition of LuxSonor Semiconductors, Inc. (“LuxSonor”). Our consumer entertainment video product line provides MPEG-2 decoders for controlling DVD players and portable DVD players.

      Our products include:

•	the CS98100, which is a DVD processor solution that provides all of the audio and video processing functions needed for mass-market DVD players, such as MP3 decoding, Dolby Digital and DTS output support. The CS98100 also has one of the lowest power consumptions in the industry, which makes it appealing for battery-powered applications, such as portable DVD players; and

•	the CS98200, which is our flagship DVD processor, combining advanced audio functionality, including support for DVD-Audio, and high-quality progressive scan technology. The CS98200 forms the host processor for our platforms for the emerging markets in digital video recorders.

      Our customers include APEX Digital, Bose Corporation, CyberHome, and TCL.

GAME CONSOLES

      During fiscal year 2003, we provided components for two of the leading DVD game consoles. We sold DVD drive manager components to one purchaser under a volume purchase agreement, which delivery terms have been fulfilled. We also provide high precision, mixed-signal audio converter products into this market.

Manufacturing

      We contract with third parties for all of our wafer fabrication and assembly, as well as for a portion of our testing. Our fabless manufacturing strategy allows us to concentrate on our design strengths, minimize fixed costs and capital expenditures, access advanced manufacturing facilities, and provides flexibility on sourcing multiple leading-edge technologies through strategic alliances. After wafer fabrication by the foundry, third-party assembly vendors package the wafer die. The finished products are then sent for testing, either to third-party testers or to our internal test facility, before shipment to our customers. Our manufacturing organization qualifies each product, participates in process and package development, defines and controls the manufacturing process at our suppliers, develops test programs, and performs production testing of products in accordance with our ISO-certified quality management system. We use multiple foundries, assembly houses, and test houses.

Patents, Licenses and Trademarks

      We rely on trade secret, patent, copyright, and trademark laws to protect our intellectual property products and technology. We intend to continue this practice in the future to protect our products and technologies. As of March 29, 2003, we held 947 U.S. patents, 246 U.S. patent applications pending, and various corresponding international patents and applications. Our U.S. patents expire in years 2005 through 2022.

      We have obtained U.S. federal registrations for the CIRRUS LOGIC® and CIRRUS® trademarks, and our Cirrus Logic logo trademark. These U.S. registrations may be renewed as long as the marks continue to be used in interstate commerce. We have also filed or obtained foreign registration for these marks in other countries or jurisdictions where we conduct, or anticipate conducting, international business.

      To complement our own research and development efforts, we have also licensed, and expect to continue to license, a variety of intellectual property and technologies important to our business from third parties.

Research and Development

      We concentrate our research and development efforts on the design and development of new products for each of our principal markets. We also fund certain advanced-process technology development, as well as other emerging product opportunities. Expenditures for research and development in fiscal years 2003, 2002, and 2001 were $95.3 million, $108.1 million, and $122.6 million, respectively. These amounts exclude acquired in-process research and development expenses and amortization of acquired intangibles of $17.8 million, $42.5 million, and $3.4 million in fiscal years 2003, 2002, and 2001, respectively. Our future success is highly dependent upon our ability to develop complex new products, to transfer new products to volume production in a timely fashion, to introduce them to the marketplace ahead of the competition, and to have them selected for design into products of leading systems manufacturers. Our future success may also depend on assisting our customers with integration of our components into their new products, including providing support from the concept stage through design, launch, and production ramp.

Competition

      Markets for our products are highly competitive, and we expect that competition will continue to increase. We compete with other semiconductor suppliers that offer standard semiconductors, application-specific integrated circuits (“ASICs”), and fully customized integrated circuits, including embedded software, chip, and board-level products. A few customers also develop integrated circuits that compete with our products. Our competitive strategy has been to provide lower-cost versions of existing products and new, more advanced products for customers’ new designs.

      While no single company competes with us in all of our product lines, we face significant competition in each of our product lines. We expect to face additional competition from new entrants in each of our markets, which may include both large domestic and international integrated circuit manufacturers and smaller, emerging companies.

      The principal competitive factors in our markets include time-to-market; quality of hardware/ software design and end-market systems expertise; price; product benefits that are characterized by performance, features, quality and compatibility with standards; access to advanced process and packaging technologies at competitive prices; and sales and technical support, including assisting our customers with integration of our components into their new products, including providing support from the concept stage through design, launch, and production ramp.

      Competition typically occurs at the design stage, where the customer evaluates alternative design approaches that require integrated circuits. Because our products have not been available from second sources, we generally do not face direct competition in selling our products to a customer once our integrated circuits have been designed into that customer’s system. In products with relatively short life cycles and even shorter design-in cycles, for example, DVD players, our competitors have increasingly frequent opportunities to achieve design wins in next-generation systems. In the event that competitors succeed in supplanting our products, our market share may not be sustainable and net sales, gross margins and earnings would be adversely affected.

Sales, Marketing and Technical Support

      Our products are sold worldwide; however, we sell principally to Asia. Export sales, which include sales to U.S.-based customers with manufacturing plants overseas, were 77 percent in fiscal year 2003, 85 percent in fiscal year 2002, and 82 percent in fiscal year 2001. We maintain a worldwide sales force, which is intended to provide geographically specific selling support to our customers and specialized selling of product lines with unique customer bases.

      Our domestic sales force includes a network of regional direct sales offices located in California, Colorado, Illinois, Maryland, Massachusetts, Oregon, Texas, and Virginia. International sales offices and organizations are located in, Hong Kong, Japan, the People’s Republic of China, Singapore, South Korea, Taiwan, and the United Kingdom. We supplement our direct sales force with sales representative organizations and distributors. Technical support staff is located at the sales offices and at our facilities in California, Colorado, Texas, Indiana, India, Japan, two locations in the People’s Republic of China, and Singapore.

Backlog

      Sales are made primarily pursuant to standard short-term purchase orders for delivery of standard products. The quantity actually ordered by the customer, as well as the shipment schedules, are frequently revised, without significant penalty, to reflect changes in the customer’s needs. As a result, we believe that our backlog at any given time is not a meaningful indicator of future revenues.

Employees

      As of March 29, 2003, we had 905 full-time equivalent employees, of whom 48 percent were engaged in research and product development activities, 31 percent in sales, marketing, general and administrative activities, and 21 percent in manufacturing-related activities. Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering, and management personnel.

      Due to the highly competitive nature of the marketplace that we operate in, we may from time to time lose key employees to certain of our competitors. We have been able to hire qualified personnel in the past to fill open positions created by these occurrences, although there can be no assurance that we will be able to do this in the future. None of our employees is represented by collective bargaining agreements.

Factors Affecting Our Business and Prospects

      Our business faces significant risks. The risk factors set forth below may not be the only ones that we face. Additional risks that we are not aware of yet or that currently are not material may adversely affect our business operations.

Further weakening or delayed recovery in the highly cyclical semiconductor equipment industry may adversely affect our business.

      We are subject to business cycles, and it is difficult to predict the timing, length, or volatility of these cycles. After growth in 1999 and 2000, the condition of the semiconductor industry declined significantly in 2001, and it has not recovered. Further weakening or delayed recovery could continue to adversely affect our business. During downturns, customers usually reduce purchases, delay delivery of products, shorten lead times on orders, and/or cancel orders. These downturns create pressure on our net sales, gross margins, and operating income. In addition, these downturns may result in retention issues with our employees, who are vital to our success.

      We cannot assure you that this continued weakness, or any future downturn, will not have a material adverse effect on our business and results of operations. We cannot assure you that we will not experience substantial period-to-period fluctuations in revenue due to general semiconductor industry conditions or other factors.

Our business is highly dependent on the expansion of the consumer digital entertainment electronics market.

      We changed the focus of our business to the consumer digital entertainment electronics market. We are focusing on audio/video (“A/V”) receivers, compressed personal audio players, DVD recorders and players, digital automotive audio applications, set-top boxes, and PVRs. We expect the consumer digital market to expand; however, our strategy may not be successful. Given current economic conditions in the United States and internationally, as well as the large installed base of consumer electronics products, consumer spending on home electronic products may not increase as expected. In addition, the potential decline in consumer confidence and consumer spending relating to future terrorist attacks could have a material adverse effect on our business.

We have historically experienced fluctuations in our operating results and expect these fluctuations to continue in future periods.

      Our quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect our net sales, gross margins and operating income. These factors include:

•	the volume and timing of orders received,

•	changes in the mix of our products sold,

•	market acceptance of our products and the products of our customers,

•	competitive pricing pressures,

•	our ability to introduce new products on a timely basis,

•	the timing and extent of our research and development expenses,

•	the failure to anticipate changing customer product requirements,

•	disruption in the supply of wafers, assembly or test services,

•	certain production and other risks associated with using independent manufacturers, assembly houses, and testers, and

•	product obsolescence, price erosion, competitive developments, and other competitive factors.

Our success depends on our ability to introduce new products on a timely basis.

      Our success depends upon our ability to develop new products for new and existing markets, to introduce these products in a timely manner, and to have these products gain market acceptance. The development of new products is highly complex and from time to time, we have experienced delays in developing and introducing them. Successful product development and introduction depend on a number of factors, including:

•	proper new product definition,

•	timely completion of design and testing of new products,

•	assisting our customers with integration of our components into their new products, including providing support from the concept stage through design, launch and production ramp,

•	successfully developing and implementing the software necessary to integrate our products into our customers’ products,

•	achievement of acceptable manufacturing yields,

•	availability of wafer, assembly, and test capacity,

•	market acceptance of our products and the products of our customers, and

•	obtaining and retaining industry certification requirements.

      Although we seek to design products that have the potential to become industry standard products, we cannot assure you that the market leaders will adopt any products introduced by us, or that any products initially accepted by our customers that are market leaders will become industry standard products. Both revenues and margins may be materially affected if new product introductions are delayed, or if our products are not designed into successive generations of our customers’ products. We cannot assure you that we will be able to meet these challenges, or adjust to changing market conditions as quickly and cost-effectively as necessary to compete successfully. Our failure to develop and introduce new products successfully could harm our business and operating results.

      Successful product design and development is dependent on our ability to attract, retain, and motivate qualified design engineers, of which there is a limited number. Due to the complexity and variety of precision linear and mixed-signal circuits, the limited number of qualified circuit designers and software engineers, and the limited effectiveness of computer-aided design systems in the design of such circuits, we cannot assure you that we will be able to successfully develop and introduce new products on a timely basis.

Strong competition in the high-performance integrated circuit market may harm our business.

      The integrated circuit industry is intensely competitive and is characterized by rapid technological change, price erosion, and design and other technological obsolescence. Because of shortened product life cycles and even shorter design-in cycles in a number of the markets that we serve, particularly consumer entertainment, our competitors have increasingly frequent opportunities to achieve design wins in next-generation systems. In the event that competitors succeed in supplanting our products, our market share may not be sustainable and net sales, gross margins, and results of operations would be adversely affected.

      Our principal competitors include AKM Semiconductors, ALi Semiconductor, AMD, ATMEL, Analog Devices, Broadcom, Conexant, ESS Technologies, Fujitsu DSP, Intel, Linear Technology, LSI Logic, Maxim, Mediatek, Motorola, Philips, Samsung Semiconductor, Sharp Semiconductor, SigmaTel, ST Microelectronics, Sunplus, Texas Instruments, Tripath, Wolfson, Yamaha, and Zoran, many of whom have substantially greater financial, engineering, manufacturing, marketing, technical, distribution and other resources, broader product lines, greater intellectual property rights, and longer relationships with customers than we have. We also expect intensified competition from emerging companies and from customers who develop their own integrated circuit products. In addition, some of our current and future competitors maintain their own fabrication facilities, which could benefit them in connection with cost, capacity and technical issues.

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

Our products are characterized by average selling prices that decline over short time periods; if we are unable to introduce new products with higher selling prices or reduce our costs, our business and operating results could be harmed.

      Historically in the integrated circuit industry, average selling prices of products have decreased over time, while many of our manufacturing costs are fixed. If we are unable to introduce new products with higher margins or to reduce manufacturing costs to offset anticipated decreases in the prices of our existing products, our operating results may be adversely affected. In addition, because of high fixed costs in our industry, we are limited in our ability to reduce total costs quickly in response to any revenue shortfalls. Because of these factors, we may experience material adverse fluctuations in our future operating results on a quarterly or annual basis.

We have significant international sales and risks associated with these sales that could harm our operating results.

      Export sales, principally to Asia, include sales to U.S.-based customers with manufacturing plants overseas, and accounted for 77 percent, 85 percent, and 82 percent of our net sales in fiscal years 2003, 2002, and 2001, respectively. We expect export sales to continue to represent a significant portion of product sales. This reliance on sales internationally subjects us to the risks of conducting business internationally, including political and economic conditions, and the effects of the current outbreak of Severe Acute Respiratory Syndrome, (“SARS”), on our customers, employees and contract manufacturers in Asia. For example, the financial instability in a given region, such as Asia, may have an adverse impact on the financial position of end users in the region, which could impact future orders and harm our results of operations. Our international sales operations involve a number of other risks, including:

•	unexpected changes in regulatory requirements,

•	changes in diplomatic and trade relationships,

•	delays resulting from difficulty in obtaining export licenses for technology,

•	tariffs and other barriers and restrictions,

•	competition with foreign companies or other domestic companies entering the foreign markets in which we operate,

•	longer sales and payment cycles,

•	problems in collecting accounts receivable,

•	political instability, and

•	the burdens of complying with a variety of foreign laws.

      In addition, while we may buy hedging instruments to reduce our exposure to currency exchange rate fluctuations, our competitive position can be affected by the exchange rate of the U.S. dollar against other currencies. Consequently, increases in the value of the dollar would increase the price in local currencies of our products in foreign markets and make our products relatively more expensive. We cannot assure you that regulatory, political, and other factors will not adversely affect our operations in the future or require us to modify our current business practices.

The expansion of our international operations subjects our business to additional economic risks that could have an adverse impact on our business.

      In addition to export sales constituting a majority of our net sales, we are expanding our international operations. Specifically, we have recently focused our efforts on expanding in the People’s Republic of China by employing design, sales and technical support personnel. In addition, we are also using contract manufacturers in the region for foundry, assembly and/or test operations. Expansion into this region has required and will continue to require significant management attention and resources. We have limited experience in the Chinese market and may not succeed in expanding our presence into this market or other international markets. Failure to do so could harm our business. In addition, there are risks inherent in expanding our presence into foreign regions, including, but not limited to:

•	difficulties in staffing and managing foreign operations,

•	failure of foreign laws to protect our U.S. proprietary rights adequately,

•	additional vulnerability from terrorist groups targeting American interests abroad,

•	legal uncertainty regarding liability and compliance with foreign laws, and

•	regulatory requirements.

Our products are complex and could contain defects, which could reduce sales of those products or result in claims against us.

      Product development in the markets we serve is becoming more focused on the integration of multiple functions on individual devices. There is a general trend towards increasingly complex products. The greater integration of functions and complexity of operations of our products increase the risk that our customers or end users could discover latent defects or subtle faults after volumes of product have been shipped. This could result in:

•	material recall and replacement costs for product warranty and support,

•	adverse impact to our customer relationships by the occurrence of significant defects,

•	delay in recognition or loss of revenues, loss of market share, or failure to achieve market acceptance, and

•	diversion of the attention of our engineering personnel from our product development efforts.

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

      As our sales to the consumer entertainment market increase, we are more likely to be affected by seasonality in the sales of our products. Approximately half of consumer electronics products are sold worldwide during the holiday season. As a result, we expect a disproportionate amount of our sales to occur in our second and third fiscal quarters in anticipation of the holiday season.

If we fail to attract, hire, and retain qualified personnel, we may not be able to develop, market, or sell our products or successfully manage our business.

      Competition for personnel in our industry is intense. The number of technology companies in the geographic areas in which we operate is greater than it has been historically, and we expect competition for qualified personnel to intensify. There are only a limited number of people in the job market with the requisite skills. Our human resources organization focuses significant efforts on attracting and retaining individuals in key technology positions. Declining stock market prices, however, make retention more difficult, as prior equity grants contain less value and key employees pursue equity opportunities elsewhere. In addition, start-up companies generally offer larger equity grants to attract individuals from more established companies. The loss of the services of any key personnel or our inability to hire new personnel with the requisite skills could restrict our ability to develop new products or enhance existing products in a timely manner, sell products to our customers, or manage our business effectively.

We may incur inventory charges or write-downs as a result of shifts in industry-wide capacity and our practice of purchasing our products based on sales forecasts.

      Shifts in industry-wide capacity from shortages to oversupply, or from oversupply to shortages, may result in significant fluctuations in our quarterly and annual operating results. We must order wafers and build inventory well in advance of product shipments. Because our industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand, order cancellations, or technological obsolescence, there is a risk that we will forecast inaccurately and produce excess inventories of particular products.

      In addition, we rely on contract manufacturers to produce our semiconductor components. We generally order our products through non-cancelable orders from third-party foundries based on our sales forecasts, and our customers can generally cancel or reschedule orders they place with us without significant penalties. If we do not receive orders as anticipated by our forecasts, or customers cancel orders that are placed, we may experience increased inventory levels.

      Due to the product manufacturing cycle characteristic of integrated circuit manufacturing and the inherent imprecision by our customers to accurately forecast their demand, product inventories may not always correspond to product demand, leading to shortages or surpluses of certain products. As a result of such inventory imbalances, future inventory write-downs or charges may occur due to the lower of cost or market accounting, excess inventory, or inventory obsolescence.

We rely on independent foundries to manufacture our products, which subjects us to increased risks.

      We rely on independent foundries to manufacture all of our wafers. Our reliance on these foundries involves several risks and uncertainties, including:

•	the possibility of an interruption or loss of manufacturing capacity,

•	the lack of control over delivery schedules, quality assurance, manufacturing yields and costs,

•	possible misappropriation of our intellectual property, and

•	the inability to reduce our costs as quickly as competitors who manufacture their own products and are not bound by set prices.

      Market conditions could result in wafers being in short supply and prevent us from having adequate supply to meet our customer requirements. In addition, any prolonged inability to utilize third-party foundries because of fire, natural disaster, or otherwise would have a material adverse effect on our financial condition and results of operations. If we are not able to obtain additional foundry capacity as required, our relationships with our customers would be harmed and, consequently, our sales would likely be reduced, and we may be forced to purchase wafers from higher-cost suppliers or to pay expediting charges to obtain additional supply, if we are able to acquire wafers at all.

      In order to secure additional foundry capacity, we may enter into contracts that commit us to purchase specified quantities of silicon wafers over extended periods. In the future, we may not be able to secure sufficient capacity with foundries in a timely fashion or at all, and such arrangements, if any, may not be on terms favorable to us. Moreover, if we are able to secure foundry capacity, we may be obligated to utilize all of that capacity or incur penalties. These penalties may be expensive and could harm our financial results.

We are dependent on our subcontractors in Asia to perform key manufacturing functions for us.

      We depend on third-party subcontractors in Asia for the assembly, packaging, and testing of our products. International operations and sales may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, and changes in import/export regulations, tariff, and freight rates, as well as the risks of natural disaster. Although we seek to reduce our dependence on our limited number of subcontractors, this concentration of subcontractors and manufacturing operations in Asia subjects us to the risks of conducting business internationally, including political and economic conditions in Asia. Disruption or termination of the assembly, packaging or testing of our products could occur, and such disruptions could harm our business and operating results. In addition, we are unable to predict whether the emerging SARS epidemic will have a negative effect on the supply and packaging of our products.

Failure to manage our distribution channel relationships could adversely affect our business.

      In fiscal years 2003, 2002, and 2001, sales to our distributors accounted for 57 percent, 38 percent, and 17 percent, respectively, of our net sales. The future of our business, as well as the future growth of our business, will depend in part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products, and manage these relationships. The inability to successfully do so could adversely affect our business.

We may need to acquire other companies or technologies and successfully integrate them into our business to compete in our industry.

      We acquired LuxSonor, ShareWave, Inc. (“ShareWave”) and Stream Machine, as well as the assets of Peak, in fiscal year 2002. We will continue to consider future acquisitions of other companies, or their technologies or products, to improve our market position, broaden our technological capabilities, and expand our product offerings. However, we may not be able to acquire, or successfully identify, the companies, products or technologies that would enhance our business.

      In addition, if we are able to acquire companies, products or technologies, we could experience difficulties in integrating them. Integrating acquired businesses involves a number of other risks, including, but not limited to:

•	the potential disruption of our ongoing business,

•	unexpected costs or incurring unknown liabilities,

•	the diversion of management’s resources from other business concerns involved in identifying, completing, and integrating acquisitions,

•	the inability to retain the employees of the acquired businesses,

•	difficulties relating to integrating the operations and personnel of the acquired businesses,

•	adverse effects on the existing customer relationships of acquired companies,

•	the potential incompatibility of business cultures,

•	entering into markets and acquiring technologies in areas in which we have little experience, and

•	acquired intangible assets becoming impaired as a result of technological advancements, or worse-than-expected performance of the acquired company.

      If we are unable to successfully address any of these risks, our business could be harmed.

We may be unable to protect our intellectual property rights from third-party claims and litigation.

      Our success depends on our ability to obtain patents and licenses and to preserve our other intellectual property rights covering our manufacturing processes, products, and development and testing tools. We seek patent protection for those inventions and technologies for which we believe such protection is suitable and is likely to provide a competitive advantage to us. We also rely substantially on trade secrets, proprietary technology, non-disclosure and other contractual agreements, and technical measures to protect our technology and manufacturing know-how, and work actively to foster continuing technological innovation to maintain and protect our competitive position. We cannot assure you that steps taken by us to protect our intellectual property will be adequate, that our competitors will not independently develop or patent substantially equivalent or superior technologies or be able to design around our patents, or that our intellectual property will not be misappropriated. Also, the laws of some foreign countries may not protect our intellectual property as much as the laws of the United States.

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

      We make significant investments in research and development activities to develop new and enhanced products and solutions. If we fail to make sufficient investments in research and development programs, new technologies could render our current and planned products obsolete, and our business could be harmed.

Our stock price may be volatile.

      The market price of our common stock fluctuates significantly. This fluctuation is the result of numerous factors, including:

•	actual or anticipated fluctuations in our operating results,

•	announcements concerning our business or those of our competitors or customers,

•	changes in financial estimates by securities analysts or our failure to perform as anticipated by the analysts,

•	announcements regarding technological innovations,

•	litigation,

•	patents or proprietary rights,

•	departure of key personnel,

•	general conditions in the semiconductor industry, and

•	general market conditions.

We have provisions in our charter, and are subject to certain provisions of Delaware law, that could prevent, delay or impede a change of control of our company.

      Certain provisions of our Certificate of Incorporation, By-Laws, and Delaware law could make it more difficult for a third party to acquire us, even if our stockholders support the acquisition. These provisions include:

•	our Rights Plan, which the Board of Directors adopted in May 1998 as an anti-takeover measure. The provisions of this plan can be triggered only in certain limited circumstances following the tenth day after a person or group announces acquisitions of or tender offers for 15 percent or more of our common stock;

•	elimination of the right of stockholders to call a special meeting of stockholders;

•	a prohibition on stockholder action by written consent; and

•	a requirement that stockholders provide advance notice of any stockholder nominations of directors or any proposal of new business to be considered at any meeting of stockholders.

      We are also subject to the anti-takeover laws of Delaware that may prevent, delay or impede a third party from acquiring or merging with us, which may adversely affect the market price of our common stock.

Item 2.	Properties

      As of May 1, 2003, our principal facilities, located in Austin, Texas, consisted of approximately 254,000 square feet of leased office and test space, which have leases that expire from 2003 to 2012, excluding renewal options. This space is used for product development and testing, sales, marketing, and administration. It includes our new headquarters and engineering facility that we moved into in fiscal year 2003, which has 197,000 square feet. In connection with this move, we vacated approximately 157,000 square feet of leased office space in Austin, Texas. Included in the total leased office space in Austin, Texas is 33,000 square feet that we are subleasing to a third party through April 2004. We will pursue subleasing this space when the current tenant exits the property.

      We also lease facilities in Fremont, California. These facilities consist of approximately 485,000 square feet of leased office and engineering space, which have leases that expire from 2004 to 2009, excluding renewal options. In connection with our facilities consolidation activities begun in fiscal 1999, we have subleased approximately 263,000 square feet of this office space. One of our California tenants exited their sublease for approximately 145,000 square feet with us during the fiscal year for a one-time payment of $7.4 million. During fiscal year 2003, we reduced our California lease properties by approximately 55,000 square feet through lease terminations.

      We also have the following design centers and sales support offices:

Design Centers	Sales and Support Offices — USA	Sales Support Offices — International

Broomfield, Colorado Ft. Wayne, Indiana India Japan People’s Republic of China Singapore	Broomfield, Colorado Chicago, Illinois Columbia, Maryland Burlington, Massachusetts Portland, Oregon Chesapeake, Virginia	Japan People’s Republic of China Singapore South Korea Taiwan United Kingdom

Item 3.	Legal Proceedings

Fujitsu

      On October 19, 2001, we filed a lawsuit against Fujitsu, Ltd. in the United States District Court for the Northern District of California. We are alleging claims for breach of contract and anticipatory breach of contract, and seek damages in excess of $46 million. The basis for our complaint is Fujitsu’s refusal to pay for chips delivered to and accepted by it. On December 17, 2001, Fujitsu filed an answer and a counterclaim. Fujitsu alleges claims for breach of contract, breach of warranty, quantum meruit/equitable indemnity, and declaratory relief. The basis for the claims is our sale of allegedly defective chips to Fujitsu, which chips allegedly caused Fujitsu’s hard disk drives to fail. The counterclaim does not specify the damages Fujitsu seeks, other than to allege it has sustained “tens of millions” of dollars in damages. Our claim is based on chips that are not included in Fujitsu’s counterclaim but for which Fujitsu has not paid. To facilitate the resolution of all claims in one lawsuit, including our claims against potentially responsible third parties, we and Fujitsu agreed to realign our claims with Fujitsu as the plaintiff and us as the defendant and counterclaimant. This realignment allowed us to file in the same lawsuit a third-party claim alleging breach of contract and warranty against Amkor Technology, Inc., the company that recommended and sold us the goods that allegedly caused Fujitsu’s hard disk drives to fail. Amkor filed an answer to our third-party claim and a third-party complaint for implied contractual indemnity against Sumitomo Bakelite Co., Ltd., the company that sold the allegedly defective goods to Amkor. The trial is scheduled for July 2004. At this time, we are unable to assess the potential outcome of this litigation. We intend to defend and prosecute our lawsuit vigorously. Further, we believe that any potential liability in connection with Fujitsu’s counterclaim is covered by insurance coverage and claims we have against third parties.

Western Digital

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

      On December 24, 2001, the trial court granted our application for writs of attachment against the plaintiffs in the amount of approximately $25 million. The plaintiffs appealed the order, and the court of appeals affirmed the decision of the trial court on May 6, 2003. Pursuant to an agreement we entered into, the plaintiffs have delivered to us a letter of credit in the amount of approximately $25 million in substitution for an attachment of their property. We will have the right to draw under the letter of credit in the event we prevail in the litigation.

      On December 31, 2002, the court granted our motion for summary adjudication of five of the seven causes of action in the plaintiffs’ first amended complaint. On April 25, 2003, the court granted the plaintiffs leave to file a second amended complaint. The trial is scheduled for December 2003. We intend to collect all amounts owed to us. We have not accrued for any amount we may be ordered to pay the plaintiffs because we do not believe this outcome is probable. If an adverse judgment were to occur, the amount cannot be quantified at this time.

LuxSonor

      On January 8, 2003, we prevailed in the arbitration proceeding with the former shareholders of LuxSonor regarding claims we made against the escrow account. This escrow account was set up to compensate us in the event of certain breaches of warranties and covenants by LuxSonor made in the Agreement of Merger and in the event that LuxSonor failed to have a working capital balance of at least $1.0 million as of the merger closing date. We were awarded $6.9 million, including $0.4 million in attorneys’ fees and interest, of our $7.8 million claim.

      On January 21, 2003, we filed a second claim against the LuxSonor escrow account for $2.1 million in connection with certain patent infringement issues for which we paid $2.1 million during fiscal year 2003. We settled this claim and received approximately $2.0 million on February 24, 2003. We recorded this $2.0 million as a component of “Other Expense, net” on the income statement as an offset to the expense associated with the related patent infringement settlement.

      On April 9, 2003, we filed our last claim for approximately $760,000, comprised of (i) certain penalties and fees we assumed in connection with the acquisition, (ii) an uncollectible accounts receivable, (iii) unreported accounts payable, and (iv) patent infringement issues.

ATI and NVIDIA

      On May 16, 2003, we initiated a lawsuit in the Western District of Texas, Austin Division, against ATI Technologies Inc. and NVIDIA Corporation for infringement of our United States Patent No. 5,841,418. As part of our complaint, we are seeking damages and a permanent injunction against further infringement by certain graphics processors made, used, sold, offered for sale, or imported into the United States by ATI and NVIDIA.

Other Claims

      On June 3, 2003, we were notified that the Inland Revenue Authority of Singapore disagreed with our classification of sales to certain customers from May 1997 to March 1998, resulting in additional goods and services taxes owed by us. In the event we do not prevail, we could owe approximately $5 million, plus interest and penalties. We plan to contest this claim and, if necessary, to pursue reimbursement from these customers. We are unable at this time to make a determination regarding the outcome of this matter.

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

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our Common Stock is traded on the NASDAQ National Market under the symbol CRUS. The following table shows, for the periods indicated, the high and low closing prices for the Common Stock.

	High	Low

Fiscal year ended March 30, 2002
First quarter	$25.76	$9.25
Second quarter	29.28	6.00
Third quarter	16.25	6.11
Fourth quarter	20.45	13.05
Fiscal year ended March 29, 2003
First quarter	$19.47	$5.00
Second quarter	8.47	2.31
Third quarter	6.50	1.47
Fourth quarter	3.49	1.80

      As of June 2, 2003, there were approximately 1,348 holders of record of our Common Stock.

      We have not paid cash dividends on our Common Stock and currently intend to continue a policy of retaining any earnings for reinvestment in our business.

Item 6.	Selected Consolidated Financial Data
(Amounts in thousands, except per share amounts)

      The information contained below should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 — Financial Statements and Supplementary Data.” Certain reclassifications have been made to conform to the fiscal year 2003 presentation. These reclassifications had no effect on the results of operations or stockholders’ equity, other than as disclosed in Note 6 in the Notes to our Consolidated Financial Statements contained in “Item 8 — Financial Statements and Supplementary Data.”

	Fiscal Years Ended

	2003	2002	2001	2000	1999

Net sales	$261,999	$410,976	$769,635	$564,400	$628,105
Income (loss) from continuing operations	(197,761)	(204,081)	143,231	(46,752)	(381,372)
Basic earnings (loss) per share from continuing operations	$(2.37)	$(2.63)	$2.00	$(0.76)	$(6.77)
Diluted earnings (loss) per share from continuing operations	$(2.37)	$(2.63)	$1.86	$(0.76)	$(6.77)
Financial position at year end:
Total assets	$257,266	$481,630	$598,005	$504,832	$532,630
Working capital	95,786	127,478	372,212	235,575	163,290
Capital lease obligations, excluding current portion	—	51	—	321	1,457
Long-term debt, excluding current portion	—	—	336	3,147	12,960
Convertible subordinated notes	—	—	—	299,000	300,000

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” and “intend,” variations of these types of words, and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in “Item 1 — Business” under the subheading “Factors Affecting Our Business and Prospects” and elsewhere in this report, as well as in the documents filed by us with the Securities and Exchange Commission, specifically the most recent reports on Form 10-Q and 8-K, each as it may be amended from time to time. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

      Certain reclassifications have been made to conform to the fiscal year 2003 presentation. These reclassifications had no effect on the results of operations or stockholders’ equity, other than as disclosed in Note 6 in the Notes to our Consolidated Financial Statements contained in “Item 8 — Financial Statements and Supplementary Data.”

      We are a leader in digital audio, video and high-performance mixed-signal ICs for consumer entertainment, automotive entertainment and industrial applications. We develop and market integrated ICs and embedded software used by OEMs. We also provide complete system reference designs based on our technology that enable our customers to bring products to market in a timely and cost-effective manner.

Results of Operations

      The following table summarizes the results of our operations for each of the past three fiscal years as a percentage of net sales. All percentage amounts were calculated using the underlying data in thousands:

	Fiscal Years Ended

	March 29,	March 30,	March 31,
	2003	2002	2001

Net sales	100%	100%	100%
Gross margin	50%	24%	38%
Research and development	36%	26%	16%
Selling, general and administrative	28%	23%	14%
Restructuring costs and other, net	3%	3%	(2)%
Acquired in-process research and development expenses and amortization of acquired intangibles	7%	11%	—%
Impairment of goodwill and other intangibles	52%	—%	—%
Lease termination costs	2%	—%	—%
Provision (benefit) for doubtful accounts	—%	18%	—%

Income (loss) from operations	(78)%	(57)%	10%
Realized gain (loss) on marketable equity securities	—%	3%	11%
Interest expense	—%	—%	(1)%
Interest income	1%	2%	2%
Other expense, net	—%	—%	(1)%

Income (loss) before income taxes and loss from discontinued operations	(77)%	(52)%	21%
Provision (benefit) for income taxes	(2)%	(2)%	2%

Income (loss) from continuing operations	(75)%	(50)%	19%
Loss from discontinued operations	(1)%	—%	—%

Income (loss) before extraordinary gain and accounting change	(76)%	(50)%	19%
Extraordinary gain, net of income taxes	—%	—%	—%
Cumulative effect of change in accounting principle	—%	—%	—%

Net income (loss)	(76)%	(50)%	19%

Net Sales

      Net sales for fiscal year 2003 decreased $149.0 million, or 36 percent, to $262.0 million from $411.0 million in fiscal year 2002. The decrease in our net sales was due primarily to decreased sales in our magnetic storage product line, which we exited in fiscal year 2002, of $129.4 million. Game console product line sales decreased by $27.8 million from the prior year as demand from one of our two game console customers declined. Our end-of-life product line sales decreased by $2.8 million from the prior year. These decreases were partially offset by an increase in our audio product line sales of $4.6 million and an increase in our video product line sales of $6.4 million. The audio increase was primarily driven by increased sales of consumer audio applications, partially offset by declines in computer audio. The video increase was primarily related to the full year effect of our acquisitions in fiscal year 2002. Despite this increase in video, we did not capitalize as we had hoped on the expanding market for DVD players, and the market for DVD recorders did not materialize as quickly as we had anticipated.

      Net sales for fiscal year 2002 decreased $358.6 million, or 47 percent, to $411.0 million from $769.6 million in fiscal year 2001. The decrease in net sales from fiscal years 2002 to 2001 was driven primarily by a $200.1 million decrease in sales of magnetic storage products due to our exit from that business during the second quarter of fiscal year 2002. Additionally, sales from our audio products decreased $144.9 million in fiscal year 2002 compared with fiscal year 2001, mainly due to poor market conditions across our product lines and due to a decline in computer audio, as we de-emphasized this particular product line. Sales of end-of-life products decreased $85.4 million in fiscal year 2002 from fiscal year 2001. These decreases were partially offset by increased sales in our game console product line of $57.4 million due to increased sales to one of our game console customers. We also had increased sales in our video product line of $14.4 million from the prior fiscal year primarily as a result of our fiscal year 2002 acquisitions.

      Effective with the first quarter of fiscal year 2001, we changed our revenue recognition policy in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” resulting in a change in the basis for recognizing revenue on all shipments from the date of shipment to the date of passage of title. Results for fiscal year 2001 include revenue of $5.2 million, cost of sales of $3.5 million, and a cumulative effect of change in accounting principle on prior years’ accumulated deficit of $1.7 million as a result of this change.

      Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were approximately $201.1 million in fiscal year 2003, $349.6 million in fiscal year 2002, and $631.1 million in fiscal year 2001. Export sales to customers located in the Pacific Rim (excluding Japan) were 62 percent, 51 percent, and 36 percent of net sales in fiscal years 2003, 2002, and 2001, respectively. Export sales to customers located in Japan were 6 percent, 27 percent, and 39 percent of net sales in fiscal years 2003, 2002, and 2001, respectively. All other export sales were 9 percent, 7 percent, and 7 percent of net sales in fiscal years 2003, 2002, and 2001, respectively.

      Our sales are denominated primarily in U.S. dollars. During fiscal year 2003, we did not enter into any foreign currency hedging contracts. During fiscal year 2002 and 2001, we entered into various foreign currencies forward contracts to mitigate the foreign exchange risk of certain yen-denominated net balance sheet accounts and sales. As of March 30, 2002, we did not have any foreign exchange contracts outstanding.

      In fiscal year 2003, sales to Thomson Multimedia accounted for approximately 12 percent of net sales. In fiscal year 2002, sales to two customers, Fujitsu and Thomson Multimedia, accounted for approximately 21 percent, and 15 percent, respectively, of net sales. In fiscal year 2001, sales to Fujitsu and Western Digital accounted for approximately 25 percent and 13 percent, respectively, of net sales. No other customers accounted for 10 percent or more of net sales in fiscal years 2003, 2002, or 2001. The loss of a significant customer or a significant reduction in such a customer’s orders could have an adverse effect on our sales. As a result of our exit from the magnetic storage business in the second quarter of fiscal year 2002, we are not currently selling magnetic storage products to Fujitsu or Western Digital. Our sales to Thomson Multimedia primarily consisted of DVD drive manager devices that are included in Microsoft’s Xbox. These game console sales were made under a volume purchase agreement, which terms have been fulfilled.

Gross Margin

      Gross margin was 50 percent in fiscal year 2003, up notably from 24 percent in fiscal year 2002. The increase in gross margin was primarily related to a reduction in significant inventory charges that were present in fiscal year 2002, as well as improved product mix as we exited the magnetic storage product line.

      Gross margin was 24 percent in fiscal year 2002, down from 38 percent in fiscal year 2001. The decrease in gross margin from fiscal year 2001 was primarily the result of inventory charges recorded during fiscal year 2002. In connection with our workforce reduction during the third quarter of fiscal year 2002, we went through a detailed market and product review and, as a result, decided to de-emphasize certain products. We recorded a net inventory charge of $55.1 million related to our restructuring efforts and the exit from our magnetic storage product line, and $14.3 million, mainly to reserve inventory that was in excess of short-term usage forecasts.

Research and Development Expenses

      Research and development expenses decreased $12.8 million in fiscal year 2003 from the prior year. This decrease was primarily due to the fiscal year 2003 cost reductions and the realization of the full year impact of the fiscal year 2002 cost reduction efforts, partially offset by the full year of costs related to the acquisitions we completed in the third quarter of fiscal year 2002. In fiscal year 2003, we have removed the amortization of acquisition-related intangibles from research and development expenses (and combined them with acquired in-process research and development expenses) to better highlight our core research and development cost. Despite the decline in absolute dollar amounts, research and development expenses increased as a percentage of net sales from 26 percent in fiscal year 2002, to 36 percent in fiscal year 2003, due to the decline in net sales year over year. In fiscal year 2003, we realigned our research and development function, brought increased discipline to our software process, and improved our software personnel and leadership, all focused on improving the breadth of our software solutions, while continuing our other research and development activities.

      Research and development expenses decreased by $14.5 million in fiscal year 2002 from the prior year. This decrease was primarily the result of reduced costs due to the implementation during fiscal year 2002 of cost reduction and expense control measures, including our workforce reductions in May 2001 and October 2001. Despite the decline in absolute dollar amounts, research and development expenses increased as a percentage of net sales from 16 percent in fiscal year 2001 to 26 percent in fiscal year 2002 due to the decline in net sales year over year.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses decreased by $21.1 million in fiscal year 2003 from the prior year, primarily due to the fiscal year 2003 cost reductions and the realization of the full year impact of the fiscal year 2002 cost reduction efforts, partially offset by the full year of costs related to the acquisitions we completed in the third quarter of fiscal year 2002. Selling, general and administrative expenses increased as a percentage of net sales from 23 percent in fiscal year 2002 to 28 percent in fiscal year 2003, despite the decrease in the absolute dollar amounts due to the decrease in net sales year over year.

      Selling, general and administrative expenses decreased by $15.0 million in fiscal year 2002 from the prior year, primarily due to decreased costs resulting from the implementation of cost reduction and expense control measures in fiscal year 2002. Selling, general and administrative expenses increased as a percentage of net sales from 14 percent in fiscal year 2001 to 23 percent in fiscal year 2002 despite the decrease in the absolute dollar amounts due to the decrease in net sales year over year.

Restructuring Costs and Other, Net

      During fiscal year 2003, we eliminated approximately 290 employee positions worldwide, or approximately 25 percent of the total workforce, from various business functions and job classes as a continuation of our fiscal year 2002 effort to further reduce costs and align operating expenses with our current revenue model. In fiscal year 2003, we recorded a restructuring charge of $3.8 million in operating expenses for costs associated with these workforce reductions, $2.5 million to fully expense certain assets (intangible, fixed, and other) that will no longer be used as a result of our workforce reductions, and $2.3 million related to facility consolidations. As part of these restructuring activities, we closed our wireless product line, acquired in October 2001 with our acquisition of ShareWave, and the associated El Dorado Hills, California office. Although ShareWave offered compelling technology, the return on investment appeared to be too far into the future to justify continued investment. As a result, we have decided to focus our on-going investment on higher margin analog components and solutions for digital entertainment applications that utilize our audio and video technologies. We continue to evaluate opportunities to streamline and consolidate facilities and may incur additional charges related to these consolidations. See Note 11 in the Notes to our Consolidated

Financial Statements contained in “Item 8 — Financial Statements and Supplementary Data” for further detail.

      During fiscal year 2002, we announced a change to our business strategy, exited the magnetic storage chip business, and focused on consumer-entertainment electronics. As a result of these strategic decisions and in response to ongoing economic and industry conditions, we eliminated approximately 420 employee positions worldwide from various business functions and job classes over the course of fiscal year 2002. We recorded a restructuring charge of $6.4 million in operating expenses to cover costs associated with these workforce reductions. In addition, we recorded a $4.5 million restructuring charge in operating expenses for costs associated with facility consolidations.

      As of March 29, 2003, we have a remaining restructuring accrual for all of our past restructurings of $5.2 million, primarily related to net lease expenses that will be paid over the respective lease terms through fiscal 2013, along with other anticipated lease termination costs.

      In fiscal year 2001, we recorded $12.5 million in income to recognize the receipt of two previously reserved notes from Intel Corporation on behalf of Basis Communications Corporation. We also recorded $1.8 million in income, related to the final resolution of the MiCRUS restructuring agreement.

Acquired In-Process Research and Development Expenses and Amortization of Acquired Intangibles

      During fiscal year 2003, we recorded $17.8 million in amortization of acquired intangibles related to the acquisitions of ShareWave, LuxSonor, Stream Machine, and the assets of Peak, each in fiscal year 2002, and AudioLogic, Inc. (“AudioLogic”) in fiscal year 2000. The amortization pertains to certain other intangible assets that were acquired with the in-process research and development that is explained in detail below. See Impairment of Goodwill and Other Intangibles below for a discussion of the impairment of the ShareWave acquired intangibles.

      During fiscal year 2002, we recorded $31.3 million of acquired in-process research and development expenses, resulting from our acquisitions as detailed below. We also recorded $11.2 million related to the amortization of acquired intangibles from the prior acquisitions. We expensed the in-process research and development amounts on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative uses. The acquired in-process research and development from the four fiscal year 2002 acquisitions pertains to different technologies and products. We periodically review the stage of completion and likelihood of success of each of the in-process research and development projects.

      The estimated percentage of completion for the in-process research and development projects as of March 29, 2003 was as follows:

Percentage of
Product	Completion

Peak signal processing product	100%
Other Peak product	100%
ShareWave Project A	—
ShareWave Project B	—
LuxSonor	100%
Stream Machine	100%

      We exited our wireless product line, which includes ShareWave projects “A” and “B” in the fourth quarter of fiscal year 2003.

      The value assigned to each acquired in-process research and development project as of the acquisition date was as follows (in thousands):

Value
Product	Assigned

Peak signal processing product	$1,860
Other Peak product	50
ShareWave Project A	8,500
ShareWave Project B	5,900
LuxSonor	8,600
Stream Machine	6,400

$31,310

      During fiscal year 2001, we recorded $3.4 million related to the amortization of acquisition intangibles for our acquisition of AudioLogic.

Impairment of Goodwill and Other Intangibles

      Effective March 31, 2002, we performed a transitional impairment test on all net goodwill totaling $124.6 million. Our transitional impairment test did not indicate that our goodwill had been impaired; as a result, no impairment charge was recorded.

      We performed our first annual goodwill impairment test in accordance with SFAS 142 in the fourth quarter of fiscal year 2003. We performed step one of the two-step process to determine the fair value of Cirrus Logic at the consolidated level because we are a single reporting unit. The step one analysis of our fair market value was based on our market capitalization as of the first day of the second month of the fourth fiscal quarter, adjusted for an assumed control premium. The step one analysis indicated that our carrying value exceeded our fair value, so we were required to perform step two of the impairment test. Step two involved allocating the fair value of Cirrus Logic at the consolidated level to all of our assets and liabilities, with the excess of total fair value over the fair value allocated to our net assets representing the implied fair value of goodwill. We engaged an independent valuation consultant to assist us in determining the fair value of our assets and liabilities. As a result of our impairment test, we impaired all of our goodwill, recording a non-cash charge of $126.0 million as a component of impairment of goodwill and other intangibles.

      As part of our restructuring activities during the fourth quarter of fiscal year 2003, we closed our wireless product line, acquired in October 2001 in connection with our acquisition of ShareWave, and the associated El Dorado Hills, California office. As a result, we recorded a $9.7 million charge in fiscal year 2003 for the entire net book value of the related acquired intangible assets, primarily core technology/patents and one customer agreement. This charge was recorded as a component of impairment of goodwill and other intangibles. The customer agreement terminated during the fourth quarter of fiscal year 2003 and, therefore, had no future value. We are no longer using the technology and associated patents. We were unsuccessful in our efforts to market the technology and associated patents and, therefore, determined their fair value to be zero. As a result of our analysis, we fully impaired the associated acquired intangible assets.

      Due to customer contract negotiations during the fourth quarter of fiscal year 2003, we also reviewed the acquired intangibles pertaining to customer agreements from our fiscal year 2000 acquisition of AudioLogic for potential impairment. As a result, we recorded a $0.5 million charge in fiscal year 2003 for the entire net book value of the customer agreements acquired intangible. This charge was recorded as a component of impairment of goodwill and other intangibles.

Lease Termination Costs

      In fiscal year 2003, we bought out a multi-year lease agreement on unused space resulting from our acquisition of Stream Machine in fiscal year 2002 for $7.5 million and recorded a $4.6 million charge. The charge represented the difference between the payment to the landlord and the reversal of the remaining accrual recorded in fiscal year 2002 as part of the acquisition.

Provision for Doubtful Accounts

      During fiscal year 2002, we recorded a $73.3 million charge to reserve disputed magnetic storage receivables from Western Digital and Fujitsu, with whom we are currently involved in litigation. If we are successful in collecting these receivables through the ongoing litigation, we will record an equivalent benefit for doubtful accounts. During fiscal year 2001, we recorded a benefit for doubtful accounts of $1.4 million primarily due to the release of excess bad debt reserves.

Realized Gain on Marketable Equity Securities

      During fiscal year 2003, we realized a gain of $1.4 million related to our receipt of the remaining proceeds previously held back by Intel on our fiscal year 2001 sale of our holdings in Basis Communications (“Basis”). This gain was partially offset by a $1.2 million loss realized on our investments in certain public companies due to “other than temporary” declines in the fair value of those investments.

      During fiscal year 2002, we realized a gain of $9.8 million related to our receipt of proceeds previously held back by Intel on our fiscal year 2001 sale of our holdings in Basis and a gain of $1.2 million related to the sale of call options in Openwave Systems, Inc. (formerly known as Phone.com) common stock.

      In fiscal year 2001, we realized a net gain of $86.9 million related to the sale of investments. The net gain was primarily related to the sale of our holdings of approximately 1 million shares of Series A preferred stock and 0.5 million shares of common stock in Basis to Intel for $91.8 million. The sale was part of a tender offer whereby Intel purchased the outstanding preferred and common stock of Basis for $61.18 per share. We recorded a gain of $79.5 million related to this sale in fiscal year 2001. Intel withheld $11.2 million from the total consideration paid pursuant to the indemnification provisions of the merger agreement between Intel and Basis, all of which we have received in fiscal years 2003 and 2002.

Interest Expense

      Interest expense was $0.2 million, $0.2 million, and $11.8 million in fiscal years 2003, 2002, and 2001, respectively. Interest expense remained unchanged from fiscal year 2002 to fiscal year 2003. The decrease in interest expense in fiscal year 2002 compared to fiscal year 2001 was mainly due to the repurchase and conversion of $299.0 million of our 6 percent convertible subordinated notes in fiscal year 2001.

Interest Income

      Interest income in fiscal years 2003, 2002, and 2001, was $2.6 million, $8.3 million, and $18.0 million, respectively. The decrease in interest income in fiscal year 2003 compared with fiscal year 2002 and fiscal year 2002 compared to fiscal year 2001 was primarily due to lower cash and cash equivalent balances, on which interest was earned, and to lower interest rates.

Other Expense, Net

      Other expense, net in fiscal year 2003 of $0.4 million consisted primarily of a charge of $0.3 million related to the write-off of a warrant held as an investment in a private company. Other expense, net in fiscal year 2002 of $0.9 million was mainly due to a charge of $1.0 million related to write-offs and write-downs of investments in private companies. Other expense, net in fiscal year 2001 of $4.9 million included a charge of $2.0 million related to the settlement of a litigation dispute, a write-off of $0.5 million relating to an investment in a private company, and foreign currency translation losses of $2.4 million.

Income Taxes

      We recorded an income tax benefit of $3.8 million for fiscal year 2003 on a pre-tax loss of $201.6 million, which represents an effective income tax rate of 1.9 percent. The primary reason our benefit was lower than the U.S. statutory rate of 35 percent was that we were not able to fully benefit from our current or prior year’s net operating losses. Our tax benefit included the reversal of $4.0 million of prior-year state tax liabilities. This reversal was due to the favorable resolution of a state tax audit. In addition, we received a $0.5 million Federal income tax refund as the result of our ability, under new Federal tax laws, to carry our fiscal year 2002 loss back to fiscal 1998. These benefits were offset by $0.7 million of income tax expense that consisted of $0.6 million of income taxes due in certain foreign jurisdictions and $0.1 million of foreign taxes withheld on royalty payments from non-U.S. customers.

      In fiscal year 2002, we recorded an income tax benefit of $10.4 million on a pre-tax loss of $214.5 million. This benefit generated an effective income tax rate of 4.8 percent, which was lower than the U.S. statutory rate of 35 percent. The primary reasons our benefit was lower than the statutory rate were that we were not able to take advantage of the fiscal year 2002 net operating loss and there were expenses associated with the four acquisitions that closed during fiscal year 2002 that were not deductible for tax purposes. The effective tax rate was also affected by nonrecurring tax benefits totaling $10.5 million recorded during that year, most of which pertained to the settlement of examinations by the Internal Revenue Service for fiscal years 1994 through 1997.

      In fiscal year 2001, we recorded income tax expense of $15.7 million on income before provision for income taxes of $158.9 million. Our effective income tax rate of approximately 9.9 percent in that year was lower than the U.S. statutory rate of 35 percent, primarily because of the utilization of previously reserved net operating loss carryforwards and tax credits.

      In fiscal years 2003, 2002, and 2001, we provided a valuation allowance equal to our net deferred tax assets due to uncertainties regarding whether these assets will be realized. We evaluate the realizability of the deferred tax assets on a quarterly basis. In order to recognize these assets, we must be able to determine that it is more likely than not that these assets will be realized.

Loss from Discontinued Operations

      During fiscal year 2001, we signed a definitive agreement with Creative Technology Ltd. (“Creative”) and Vertex Technology Fund (II) Ltd. (“Vertex”), whereby the three companies made investments in eMicro Corporation (“eMicro”), a fabless joint manufacturing venture based in Singapore in which we have a 75 percent interest. We currently hold 12 million shares of preferred stock in this joint venture. There have been no dividends paid from this joint venture. Under the terms of the agreement, eMicro was a licensee of our proprietary circuits and a strategic supplier of audio CODECs and other mixed-signal chip solutions to Creative.

      In April 2002, the eMicro Board of Directors recommended the dissolution of eMicro. In June 2002, the stockholders of eMicro voted to dissolve the joint venture, and it ceased operations during the first quarter of fiscal year 2003. eMicro recently resolved all issues relating to the valuation of its assets and liabilities, and therefore, we anticipate that eMicro will distribute the remaining funds owed its shareholders in the first quarter of fiscal year 2004.

      Effective with the first fiscal quarter of 2003, we recorded eMicro’s results of operations as discontinued and reclassified the prior years’ results of operations to discontinued operations for comparative purposes in accordance with SFAS 144.

Outlook

      In general, our outlook for fiscal year 2004 is uncertain, and dependent in large part on the recovery of our industry as well as the overall economy.

      We are focusing on building our leadership position in our high-margin audio and mixed-signal product lines. We believe that worldwide adoption of digital audio products, as replacements for outdated analog components, will allow us continued growth opportunities in our audio business. Our expertise in surround-sound audio presents new opportunities behind the traditional AVR market, as home theater-in-a-box solutions increase. In addition, we have numerous products that support new automotive audio applications, and have expanded our opportunities in commercial audio markets, which have accounted for a relatively small percentage of our revenue to date.

      With respect to our video products, we anticipate rapid market growth for digital recorders. Our reference designs and product offerings enable manufacturers to produce DVD recorders and hard disk-based personal video recorders at attractive price points. We hope to increase the shipments of our power-efficient portable DVD solution for DVD players that we recently began shipping.

      Overall, we believe that we are well positioned to address the current economic environment, but future revenue, costs, margins and profits are all influenced by numerous factors, all of which are inherently difficult to forecast. Please refer to “Item 1 — Business” under the subheading “Factors Affecting Our Business and Prospects,” for additional information on these factors.

Liquidity and Capital Resources

      During fiscal year 2003, we used $18.2 million in cash from operating activities, down from $29.0 million in cash used during fiscal year 2002. In fiscal year 2001, we generated $0.4 million in cash from operating activities. The cash used in operating activities in fiscal year 2003 was a result of the cash components of our net loss and the change in working capital partially offset by cash received from a lease settlement. The decline in working capital during fiscal year 2003 was primarily driven by the decrease in accounts receivable, as a result of improved collections and lower sales volume, partially offset by a reduction in accounts payable due to lower volume. The cash used in operating activities in fiscal year 2002 was a result of our net loss of $206.1 million, substantially offset by decreases in accounts receivable and inventory of $176.7 million. The cash generated by operating activities in fiscal year 2001 was primarily the result of operating profits offset by increases in accounts receivable and inventory of $43.4 million and $55.9 million, respectively.

      We used $12.4 million in cash from investing activities in fiscal year 2003. This use was primarily attributable to purchases of technology licenses and property and equipment of $21.3 million, partially offset by the receipt of $6.5 million for the LuxSonor escrow claim we made in fiscal year 2002, as well as a decrease in restricted cash of $1.0 million. During the second quarter of fiscal year 2003, we moved to our new leased headquarters and engineering facility in Austin, Texas. In connection with the move, we incurred approximately $11.6 million in capital expenditures. We have an obligation to lease additional space in a new building next to our current facility, should construction of this building begin before November 10, 2004. We used $24.7 million in cash from investing activities in fiscal year 2002. This use was primarily the result of purchases of technology licenses and property and equipment of $16.7 million, $16.1 million from our four fiscal year 2002 acquisitions and an increase in restricted cash of $2.8 million. These uses of cash were partially offset by $11.0 million in cash proceeds from the sale of equity investments. We generated $114.4 million in cash from investing activities in fiscal year 2001. During fiscal year 2001, we sold $89.4 million of equity investments. In addition, the release of $47.2 million of restricted cash due to reduced lease commitments provided additional funding in fiscal year 2001. These increases were partially offset by investments of $22.9 million in new equipment and technology licenses.

      During fiscal year 2003, we generated $1.0 million in cash from financing activities primarily related to the receipt of $1.6 million in cash from common stock issuances as a result of employee stock option exercises, partially offset by $0.6 million in capital lease payments on leases we obtained as a result of our fiscal year 2002 acquisitions. Net cash used in financing activities was $58.9 million and $5.7 million in fiscal years 2002 and 2001, respectively. We used cash in financing activities in fiscal year 2002 primarily for the repurchase of 6.4 million shares of stock for $68.7 million and payments on long-term debt and capital lease obligations of $5.0 million. These uses were partially offset by $14.7 million received for the issuance of common stock in connection with the exercise of stock options. We used cash in financing activities in fiscal year 2001 for the repurchase of convertible subordinated notes of $25.8 million and payments on long-term debt and capital lease obligations of $12.7 million. These uses of cash were partially offset in fiscal year 2001 by cash provided from employee stock option exercises of $27.9 million and contributions from our minority partners in eMicro of $5.0 million.

      As of March 29, 2003, we have restricted cash of $11.8 million. Of this amount, we have a $9 million letter of credit secured by $9 million in restricted cash. The letter of credit was issued to secure certain obligations under our lease agreement for a new headquarters and engineering facility in Austin, Texas. In addition, as a result of the acquisition of Stream Machine, we have $2.3 million in restricted cash securing a letter of credit related to Stream Machine’s office lease. We expect this restricted cash to be converted to unrestricted cash by the second fiscal quarter of 2004 due to the end of this commitment. We also have $0.5 million in restricted cash securing a writ of attachment related to ongoing litigation.

Off-Balance Sheet Arrangements

      The following table summarizes our contractual payment obligations and commitments as of March 29, 2003:

	Payment Due by Period

	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total

	(In thousands)
Facilities leases, net	$9,373	$16,528	$13,389	$25,990	$65,280
Equipment leases	120	129	13	—	262
Wafer purchase commitments	5,454	—	—	—	5,454
Assembly purchase commitments	475	—	—	—	475

Total	$15,422	$16,657	$13,402	$25,990	$71,471

      Although we cannot assure our stockholders that we will be able to generate cash in the future, we anticipate that our existing capital resources and cash flow generated from future operations will enable us to maintain our current level of operations for the next 12 months.

Recently Issued Accounting Pronouncements

      In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation.” SFAS 148 amends FASB Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 15, 2002. Since we continue to use the intrinsic value method of accounting for stock-based employee compensation, the only impact that SFAS 148 has on our financial statements is the annual and quarterly disclosure requirements. The required annual disclosure is included in this Form 10-K. See Note 1 in the Notes to our Consolidated Financial Statements contained in “Item 8 — Financial Statements and Supplementary Data.”

      In April 2003, the FASB decided to require all companies to expense the value of employee stock options with cost measured according to the options’ fair value using some form of a grant-date model. The FASB plans to issue an exposure draft later in calendar year 2003 that could become effective in calendar year 2004. The issuance of this accounting pronouncement could have a material effect on our results of operations and financial position.

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently evaluating the effect of this financial interpretation on our company. At this time, we do not believe that the adoption of FIN 46 will have a material impact on our results of operations.

Critical Accounting Policies

      Our discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements included in this report, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts. We evaluate the estimates on an on-going basis. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. We also have policies that we consider to be key accounting policies, such as our policies for revenue recognition, including the deferral of revenues and gross profit on sales to our distributors; however, these policies do not meet the definition of critical accounting estimates because they do not generally require us to make estimates or judgments that are difficult or subjective.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements:

•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We constantly evaluate our allowance for doubtful accounts based upon the age of the receivable, our ongoing customer relations, as well as any disputes with the customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. This could have a material effect on our operating results and financial position. Additionally, we may maintain an allowance for doubtful accounts for estimated losses on receivables from customers with whom we are involved in litigation. We do have a reserve for our litigation involving Western Digital and Fujitsu. See Note 10 in the Notes to our Consolidated Financial Statements contained in “Item 8 — Financial Statements and Supplementary Data.”

•	Inventories are recorded at the lower of cost or market, with cost being determined on a first-in, first-out basis. We write down inventories to net realizable value based on forecasted demand and the age of inventory. Actual demand and market conditions may be different from those projected by management. This could have a material effect on our operating results and financial position.

•	We evaluate the recoverability of property and equipment and intangible assets, excluding goodwill, in accordance with SFAS 144. This standard requires recognition of impairment of long-lived assets in the event the carrying value of these assets exceeds the fair value of the applicable assets. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Actual useful lives and cash flow could be different from those estimated by management. This could have a material effect on our operating results and financial position. Goodwill is evaluated annually based on the criteria established in SFAS 142. Application of the goodwill impairment test requires judgment as to the control premium and the fair value of assets and liabilities. Changes in these estimates and assumptions could materially affect the determination of the fair value assigned during testing. See Note 5 in the Notes to our Consolidated Financial Statements contained in “Item 8 — Financial Statements and Supplementary Data.”

•	All restructuring charges for workforce reductions and facilities consolidation reflected in the accompanying financial statements were accrued based upon specific plans established by management, in accordance with EITF 94-3 or SFAS 146, depending upon the time of the restructuring activity. Our facilities consolidation accruals were based upon our estimates as to the length of time a facility would be vacant, as well as the amount of sublease income we would receive once we sublet the facility, after considering current and projected market conditions. Changes in these estimates could result in an adjustment to our restructuring accruals in a future quarter. This could have a material effect on our operating results and financial position.

•	Our taxes payable balance is comprised primarily of tax contingencies that are recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. These potential exposures result from the varying application of statutes, rules, regulations, and interpretations. Our tax contingencies are established based on past experiences and judgments about potential actions by taxing jurisdictions. The ultimate resolution of these matters may be materially greater or less than the amount that we have accrued.

•	We are subject to the possibility of loss contingencies for various legal matters. See Note 10 in the Notes to our Consolidated Financial Statements contained in “Item 8 — Financial Statements and Supplementary Data.” We regularly evaluate current information available to us to determine whether any accruals should be made based on the status of the case, the results of the discovery process, and other factors. If we ultimately determine that an accrual should be made for a legal matter, this accrual could have a material effect on our operating results and financial position.

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk

      We are exposed to market risks associated with interest rates on our debt investment securities, equity price risk on investment securities, and currency movements on non-U.S. dollar denominated assets and liabilities. We assess these risks on a regular basis and have established policies to protect against the adverse effects of these and other potential exposures. All of the potential changes noted below are based on sensitivity analyses at March 29, 2003. Actual results may differ materially.

Interest Rate Risk

      At March 29, 2003, our cash, cash equivalents, and restricted cash included short-term, fixed rate securities. An immediate 10 percent change in interest rates would not have a material effect on either the fair value of our investments or our results of operations.

Marketable Equity Securities Price Risk

      We are exposed to price risk on publicly traded equity investment securities. A 10 percent change in the value of the related securities would not have a material effect on our results of operations or financial position.

Foreign Currency Exchange Risk

      Our revenue and spending is transacted primarily in U.S. dollars; however, in fiscal year 2003 we entered into minimal transactions in other currencies to fund the operating needs of our design, technical support, and sales offices outside of the U.S.

      During fiscal year 2002, we entered into various foreign currencies forward contracts to mitigate the foreign exchange risk of certain yen-denominated net balance sheet accounts and sales. As of March 29, 2003, and March 30, 2002, we did not have any foreign exchange contracts outstanding.

      In addition to the direct effects of changes in exchange rates on the value of open exchange contracts we may have from time to time, changes in exchange rates can also affect the volume of sales or the foreign currency sales prices of our products.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Cirrus Logic, Inc.

      We have audited the accompanying consolidated balance sheets of Cirrus Logic, Inc. as of March 29, 2003 and March 30, 2002, and the related consolidated statements of operations, stockholders’ equity (net capital deficiency), and cash flows for each of the three fiscal years in the period ended March 29, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cirrus Logic, Inc. at March 29, 2003 and March 30, 2002, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended March 29, 2003, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 1 to the consolidated financial statements, effective March 31, 2002, the company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ ERNST & YOUNG LLP

Austin, Texas

April 25, 2003,
except for Note 18, as to which the date is
June 3, 2003

CIRRUS LOGIC, INC.

CONSOLIDATED BALANCE SHEET

	March 29,	March 30,
	2003	2002

	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$110,964	$140,529
Restricted cash	11,844	12,807
Marketable equity securities	543	2,258
Accounts receivable, net	22,712	42,158
Inventories	22,339	27,985
Prepaid expenses	7,473	14,205
Other current assets	820	3,991

Total current assets	176,695	243,933
Property and equipment, net	35,321	36,549
Goodwill and intangibles, net	38,797	194,660
Other assets	6,453	6,488

	$257,266	$481,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,270	$35,465
Accrued salaries and benefits	9,764	10,873
Current maturities of long-term debt and capital lease obligations	—	566
Income taxes payable	37,820	42,178
Royalties payable	4,898	2,167
Other taxes payable	4,622	4,468
Other accrued liabilities	13,535	20,738

Total current liabilities	80,909	116,455
Long-term debt and capital lease obligations	—	51
Deferred sublease income	5,095	—
Other long-term liabilities	7,735	5,883
Minority interest in eMicro	—	1,092
Stockholders’ Equity:
Series A Participating Preferred Stock, $0.001 par value; 1,500 shares authorized, zero issued	—	—
Common stock, $0.001 par value, 280,000 shares authorized, 83,761 shares and 82,979 shares issued and outstanding at March 29, 2003 and March 30, 2002, respectively	84	83
Additional paid-in capital	867,892	862,646
Accumulated deficit	(703,912)	(504,699)
Accumulated other comprehensive income (loss)	(537)	119

Total stockholders’ equity	163,527	358,149

	$257,266	$481,630

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Fiscal Years Ended

	March 29,	March 30,	March 31,
	2003	2002	2001

	(In thousands, except per share amounts)
Net sales	$261,999	$410,976	$769,635
Costs and expenses:
Cost of sales	129,757	314,227	478,872
Research and development	95,271	108,072	122,586
Selling, general and administrative	73,661	94,778	109,764
Restructuring costs and other, net	8,633	10,923	(14,362)
Acquired in-process research and development expenses and amortization of acquired intangibles	17,837	42,492	3,399
Impairment of goodwill and other intangibles	136,160	—	—
Lease termination costs	4,568	—	—
Provision (benefit) for doubtful accounts	—	73,074	(1,408)

Total costs and expenses	465,887	643,566	698,851

Income (loss) from operations	(203,888)	(232,590)	70,784
Realized gain on marketable equity securities	215	10,967	86,886
Interest expense	(166)	(239)	(11,760)
Interest income	2,633	8,330	17,964
Other expense, net	(373)	(919)	(4,928)

Income (loss) before income taxes and loss from discontinued operations	(201,579)	(214,451)	158,946
Provision (benefit) for income taxes	(3,818)	(10,370)	15,715

Income (loss) from continuing operations	(197,761)	(204,081)	143,231
Loss from discontinued operations	(1,452)	(1,998)	(830)

Income (loss) before extraordinary gain and accounting change	(199,213)	(206,079)	142,401
Extraordinary gain, net of income taxes of $276	—	—	2,482
Cumulative effect of change in accounting principle	—	—	(1,707)

Net income (loss)	$(199,213)	$(206,079)	$143,176

Basic earnings (loss) per share:
From continuing operations	$(2.37)	$(2.63)	$2.00
Discontinued operations	(0.02)	(0.03)	(0.01)
Extraordinary gain, net of income tax	—	—	0.03
Cumulative effect of change in accounting principle	—	—	(0.02)

	$(2.39)	$(2.66)	$2.00

Diluted earnings (loss) per share:
From continuing operations	$(2.37)	$(2.63)	$1.86
Discontinued operations	(0.02)	(0.03)	(0.01)
Extraordinary gain, net of income tax	—	—	0.03
Cumulative effect of change in accounting principle	—	—	(0.02)

	$(2.39)	$(2.66)	$1.86

Weighted average common shares outstanding:
Basic	83,445	77,552	71,678
Diluted	83,445	77,552	82,654

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Years Ended

	March 29,	March 30,	March 31,
	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(199,213)	$(206,079)	$143,176
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	40,048	35,408	29,127
Non-cash portion of restructuring charges	2,368	—	—
Loss on retirement or write-off of property and equipment	1,442	2,893	825
Write-off of investment in technology	—	—	1,500
Acquired in-process research and development expenses	—	31,310	—
Lease settlement, net of amortization	6,535	—	—
Gain on marketable equity securities, net	(215)	(10,967)	(86,886)
Compensation related to the issuance of certain employee stock options and restricted stock	3,614	1,686	347
Extraordinary gain, net of income tax	—	—	(2,482)
Impairment of goodwill and other intangibles	136,160	—	—
Minority interest in loss of eMicro	(493)	(611)	(297)
Changes in operating assets and liabilities:
Accounts receivable, net	19,471	94,837	(43,397)
Inventories	5,646	81,891	(55,873)
Other assets	1,708	3,245	9,485
Accounts payable	(25,227)	(53,778)	(10,071)
Accrued salaries and benefits	(1,109)	(5,420)	2,941
Income taxes payable	(4,358)	1,125	12,830
Other accrued liabilities	(4,544)	(4,538)	(863)

Net cash (used in) provided by operating activities	(18,167)	(28,998)	362

Cash flows from investing activities:
Proceeds from sale of equity investments	1,400	10,967	89,354
Additions to property and equipment	(15,407)	(8,589)	(18,461)
Investments in technology	(5,914)	(8,152)	(4,395)
Decrease in deposits and other assets	42	29	773
Acquisition of companies, net of cash acquired	6,490	(16,110)	—
Decrease (increase) in restricted cash	963	(2,807)	47,173

Net cash (used in) provided by investing activities	(12,426)	(24,662)	114,444

Cash flows from financing activities:
Repurchase of convertible subordinated notes	—	—	(25,811)
Payments on long-term debt	—	(4,334)	(11,610)
Payments on capital lease obligations	(605)	(625)	(1,136)
Issuance of common stock, net of issuance costs	1,633	14,673	27,853
Repurchase and retirement of common stock	—	(68,661)	—
Cash contributions from minority partners	—	—	5,000

Net cash provided by (used in) financing activities	1,028	(58,947)	(5,704)

Net (decrease) increase in cash and cash equivalents	(29,565)	(112,607)	109,102
Cash and cash equivalents at beginning of year	140,529	253,136	144,034

Cash and cash equivalents at end of year	$110,964	$140,529	$253,136

Supplemental disclosures of cash flow information
Cash payments (refunds) during the year for:
Interest	$572	$239	$10,491
Income taxes	685	(10,544)	2,801
Supplemental disclosures of non-cash investing and financing activities
Issuance of common stock for acquisitions	$—	$188,458	$—

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(NET CAPITAL DEFICIENCY)

					Accumulated
	Common Stock		Additional		Other
			Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

	(In thousands)
Balance, March 25, 2000	63,306	$63	$367,952	$(431,001)	$47,284	$(15,702)
Components of comprehensive income (loss):
Net income	—	—	—	143,176	—	143,176
Change in unrealized gain on marketable equity securities	—	—	—	—	(41,987)	(41,987)
Change in unrealized loss on foreign currency translation adjustments	—	—	—	—	(719)	(719)

Total comprehensive income	—	—	—	—	—	100,470

Issuance of stock under stock plans	2,835	4	27,849	—	—	27,853
Tax benefit of stock option exercises	—	—	11,970	—	—	11,970
Interest in cash contributed to eMicro by minority partners	—	—	3,000	—	—	3,000
Stock issued under the restructuring agreement with IBM	2,382	2	31,998	—	—	32,000
Conversion of convertible debt	11,181	11	272,594	—	—	272,605
Compensation related to the issuance of certain employee options	—	—	347	—	—	347

Balance, March 31, 2001	79,704	80	715,710	(287,825)	4,578	432,543
Components of comprehensive income (loss):
Net loss	—	—	—	(206,079)	—	(206,079)
Change in unrealized gain on marketable equity securities	—	—	—	—	(4,324)	(4,324)
Change in unrealized loss on foreign currency translation adjustments	—	—	—	—	(135)	(135)

Total comprehensive loss	—	—	—	—	—	(210,538)

Retirement of treasury shares	(6,444)	(6)	(57,860)	(10,795)	—	(68,661)
Issuance of stock under stock plans	1,468	1	14,660	—	—	14,661
Issuance of stock related to acquisitions	8,251	8	188,450	—	—	188,458
Amortization of deferred stock compensation	—	—	1,686	—	—	1,686

Balance, March 30, 2002	82,979	83	862,646	(504,699)	119	358,149
Components of comprehensive income (loss):
Net loss	—	—	—	(199,213)	—	(199,213)
Change in unrealized loss on marketable equity securities	—	—	—	—	(2,411)	(2,411)
Reclassification adjustment for other than temporary losses on marketable equity securities	—	—	—	—	1,184	1,184
Change in unrealized loss on foreign currency translation adjustments	—	—	—	—	571	571

Total comprehensive loss	—	—	—	—	—	(199,869)

Issuance of stock under stock plans	612	1	1,632	—	—	1,633
Issuance of shares previously held back from prior year acquisitions	170	—	—	—	—	—
Amortization of deferred stock compensation	—	—	3,614	—	—	3,614

Balance, March 29, 2003	83,761	$84	$867,892	$(703,912)	$(537)	$163,527

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

      Cirrus Logic (“we,” “us,” “our,” or the “Company”) is a leader in digital audio, video, and high-performance mixed-signal integrated circuits (“ICs”) for consumer entertainment, automotive entertainment, and industrial applications. We develop and market integrated ICs and embedded software used by original equipment manufacturers. We also provide complete system reference designs based on our technology that enable our customers to bring products to market in a timely and cost-effective manner.

      We were founded in 1984 and were reincorporated in the state of Delaware in February 1999. With headquarters in Austin, Texas and major sites in Fremont, California and Broomfield, Colorado, we also serve customers from international offices in Asia, including the People’s Republic of China and Japan, and Europe. Our common stock, which has been publicly traded since 1989, is listed on the NASDAQ National Market under the symbol CRUS.

Basis of Presentation

      We prepare financial statements on a 52- or 53-week year that ends on the last Saturday in March. Fiscal years 2003 and 2002 included 52 weeks, whereas fiscal year 2001 included 53 weeks.

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

Reclassifications

      Certain reclassifications have been made to conform to the fiscal year 2003 presentation. These reclassifications had no effect on the results of operations or stockholders’ equity, other than as disclosed in Note 6.

Cash, Cash Equivalents and Restricted Cash

      Cash, restricted cash, and cash equivalents consist primarily of overnight deposits, commercial paper, U.S. Government Treasury and Agency instruments with original maturities of three months or less at the date of purchase, and money market funds.

Marketable Equity Securities

      We determine the appropriate classification of marketable equity securities at the time of purchase as held-to-maturity, trading, or available-for-sale in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” We reevaluate such designation as of each balance sheet date. As of March 29, 2003 and March 30, 2002, all marketable securities were classified as available-for-sale securities.

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Available-for-sale securities, which include investments in marketable equity securities, are carried at fair value, with unrealized gains and losses included as a component of stockholders’ equity and accumulated other comprehensive income (loss). Realized gains and losses, declines in value judged to be other than temporary, and interest on available-for-sale securities are included in net income. The aggregate fair value of our available-for-sale equity securities was $0.5 million as of March 29, 2003, with $0.3 million in unrealized gain on marketable equity securities included as a component of stockholders’ equity and accumulated other comprehensive income (loss). As of March 30, 2002, the aggregate fair value of our available-for-sale equity securities was $2.3 million and we had an unrealized gain on marketable equity securities of $1.5 million.

Inventories

      We use the lower of cost or market method to value our inventories, with cost being determined on a first-in, first-out basis. One of the factors we consistently evaluate in the application of this method is the extent to which products are accepted into the marketplace. By policy, we evaluate market acceptance based on known business factors and conditions by comparing forecasted customer unit demand for our products over a specific future period, or demand horizon, to quantities on hand at the end of each accounting period.

      On a quarterly and annual basis, we analyze inventories on a part-by-part basis. Inventory quantities on hand in excess of forecasted demand are considered to have reduced market value and, therefore, the cost basis is adjusted to the lower of cost or market. Typically, market value for excess or obsolete inventories is considered zero. The short product life cycles and the competitive nature of the industry are factors considered in the estimation of customer unit demand at the end of each quarterly accounting period.

      Inventories were comprised of the following (in thousands):

	March 29,	March 30,
	2003	2002

Work-in process	$16,966	$23,400
Finished goods	5,373	4,585

Inventories	$22,339	$27,985

Property and Equipment, Net

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

      Property and equipment was comprised of the following (in thousands):

	March 29,	March 30,
	2003	2002

Furniture and fixtures	$15,550	$13,304
Leasehold improvements	22,562	20,893
Machinery and equipment	170,205	177,032
Capitalized software	63,854	64,259

Total property and equipment	272,171	275,488
Less: Accumulated depreciation and amortization	(236,850)	(238,939)

Property and equipment, net	$35,321	$36,549

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Depreciation and amortization expense on property and equipment for fiscal years 2003, 2002, and 2001 was $14.9 million, $18.5 million, and $24.3 million, respectively.

Goodwill and Intangible Assets

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also defines the criteria for recognizing and reporting intangible assets acquired in a business combination as assets apart from goodwill. In acquisitions accounted for using the purchase method of accounting, goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life) and tested for impairment in accordance with SFAS 144. We applied the provisions of SFAS 142 to goodwill and intangible assets from business combinations initiated after June 30, 2001 and did not amortize in fiscal year 2002 goodwill totaling $122.9 million from our three acquisitions that closed after June 30, 2001. During fiscal year 2002, we continued to amortize goodwill and assembled workforce from the two acquisitions that we closed before July 1, 2001, which totaled $2.7 million, based on a weighted-average useful life of 3.9 years. We recorded amortization expense of $1.0 million and $0.2 million for goodwill and assembled workforce during fiscal years 2002 and 2001, respectively. We adopted the remaining provisions of SFAS 142 on March 31, 2002, the first day of fiscal year 2003, and transferred to goodwill $0.7 million, which was the net book value of acquired assembled workforce intangibles, as these assets did not meet the criteria for recognition apart from goodwill. Additionally, we ceased amortizing goodwill (including assembled workforce) associated with acquisitions made before July 1, 2001. We performed both our required transitional goodwill impairment test as well as our annual goodwill impairment test during fiscal year 2003. See Note 5 for information regarding goodwill impairment testing.

      Intangible assets include technology licenses that are amortized on a straight-line basis over their useful lives, ranging from three to five years. Acquired intangibles, recorded in connection with our acquisitions, include existing technology, core technology/ patents, license agreements, trademarks, covenants not-to-compete, and customer agreements. These assets are being amortized on a straight-line basis over lives ranging from one to nine years.

      Goodwill and intangible assets, net are comprised of the following (in thousands):

	March 29,	March 30,
	2003	2002

Goodwill	$—	$125,605
Acquired intangibles	60,333	79,028
Technology licenses	13,145	14,451

Total goodwill and intangible assets	73,478	219,084
Less: Accumulated amortization	(34,681)	(24,424)

Goodwill and intangible assets, net	$38,797	$194,660

      Amortization expense for intangible assets for fiscal years 2003, 2002, and 2001 was $25.1 million, $16.8 million, and $4.8 million, respectively.

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Lived Assets

      In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. We measure any impairment loss by comparing the fair value of the asset to its carrying amount. We estimate fair value based on discounted future cash flows, quoted market prices, or independent appraisals. We adopted SFAS 144 effective March 31, 2002. During fiscal year 2003, we performed an impairment analysis of certain existing acquired intangible assets as discussed more fully in Note 5.

Foreign Currency Translation

      Local currency financial statements of international subsidiaries that have the U.S. dollar as the functional currency are remeasured into U.S. dollars using current rates of exchange for assets and liabilities. Gains and losses from remeasurement are included in other income (expense). Our subsidiaries that do not have the U.S. dollar as their functional currency translate assets and liabilities at current rates of exchange in effect at the balance sheet date; equity balances are translated at historical rates of exchange. The resulting gains and losses from translation are included as a component of stockholders’ equity. Revenue and expenses from our international subsidiaries are translated using the monthly average exchange rates in effect for the period in which the items occur.

Foreign Exchange Contracts

      Effective April 1, 2001, we adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that we recognize all derivatives as either assets or liabilities in our consolidated balance sheet and measure those instruments at fair value.

      We may enter into foreign currency forward exchange and option contracts to hedge certain foreign currency transaction exposures. Our accounting policies for some of these instruments are based on our designation of these instruments as hedging transactions. Instruments not designated as a hedge transaction are “marked-to-market” at the end of each accounting period. The criteria we use for designating an instrument as a hedge include effectiveness in exposure reduction and one-to-one matching of the derivative financial instrument to the underlying transaction being hedged. Gains and losses on foreign currency exchange and option contracts that are designated and effective as hedges of existing transaction are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset. Gains and losses on foreign currency option contracts that are designated and effective as hedges of transactions, for which a firm commitment has been attained, are deferred and recognized in income in the same period that the underlying transactions are settled.

      During fiscal year 2003, we did not enter into any foreign currency hedging contracts. During fiscal year 2002 and 2001, we entered into various foreign currencies forward contracts to mitigate the foreign exchange risk of certain yen-denominated net balance sheet accounts and sales. As of March 30, 2002, we did not have any foreign exchange contracts outstanding.

      Transaction gains and losses were not material in fiscal years 2003 and 2002. We realized transaction gains on yen option contracts of $0.4 million in fiscal year 2001.

Credit Risk Concentration

      Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, foreign currency exchange contracts, and trade accounts receivable. We are exposed to credit risk to the extent of the amounts recorded on the balance sheet. By policy, we place our cash equivalents and

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

foreign currency exchange contracts only with high, credit-quality financial institutions and, other than U.S. Government Treasury instruments, limit the amounts invested in any one institution or in any type of instrument.

      In evaluating our trade receivables, we perform credit evaluations of our customers’ financial condition, limit our exposure to accounting losses by limiting the amount of credit extended whenever deemed necessary and utilize letters of credit where appropriate and available. However, we generally do not require collateral from our customers. We sell a significant amount of products in the Pacific Rim and Japan. Our exposure to risk with Asian customers has been largely mitigated using letters of credit and cash prepayments.

Revenue Recognition

      Revenue from product sold directly to customers and to international distributors is recognized upon title passage of inventory. For sales made directly to domestic customers, title generally passes upon shipment. For sales made directly to international customers and to international distributors, title generally passes at the port of destination. Sales made to domestic distributors are recorded as deferred revenue until the final sale to the end customer has occurred as the distributor agreements allow certain rights of return, price adjustments, and price protection. License and royalty revenue is recognized as it is earned per unit shipped or when a milestone is reached.

      Effective with the first quarter of fiscal year 2001, we changed our revenue recognition policy in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” resulting in a change in the basis for recognizing revenue on all shipments from date of shipment to date of passage of title. The cumulative effect of the change on prior years’ accumulated deficit resulted in a charge to fiscal year 2001 income of $1.7 million.

Shipping Costs

      Our shipping and handling costs are included in cost of sales for all periods presented.

Advertising Costs

      Advertising costs are expensed as incurred. Advertising costs were $1.9 million, $3.2 million, and $2.3 million, in fiscal years 2003, 2002, and 2001, respectively.

Stock-Based Compensation

      We apply the intrinsic value method in accounting for our stock option and stock purchase plans in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Accordingly, no compensation cost has been recognized for options granted with an exercise price equal to market value at the date of grant or in connection with the employee stock purchase plan. In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which currently affects us only with regard to quarterly and annual reporting of the pro forma effect on net income and earnings per share of applying the fair value method to measure compensation expense as required under SFAS 123, “Accounting for Stock-Based Compensation.”

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table details the disclosure required by SFAS 148 (in thousands, except per share amounts):

	March 29,	March 30,	March 31,
	2003	2002	2001

Net income (loss) as reported	$(199,213)	$(206,079)	$143,176
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,614	1,686	347
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of tax related effects	(16,083)	(40,817)	(46,383)

Pro forma net income (loss)	$(211,682)	$(245,210)	$97,140

Basic earnings per share as reported	$(2.39)	$(2.66)	$2.00
Pro forma basic earnings per share	(2.54)	(3.16)	1.36
Diluted earnings per share as reported	$(2.39)	$(2.66)	$1.86
Pro forma diluted earnings per share	(2.54)	(3.16)	1.30

Income Taxes

      We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which provides for the recognition of deferred tax assets if realization of such assets is more likely than not. A valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is probable. In addition, we accrue for tax contingencies generated by potential exposures that may exist in the various taxing jurisdictions in which we operate throughout the world.

Earnings (Loss) Per Share

      Basic earnings (loss) per share is based on the weighted effect of common shares issued and outstanding, and is calculated by dividing net income (loss) by the basic weighted average shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the basic weighted average number of common shares used in the basic earnings (loss) per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding.

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the computation of basic and diluted earnings (loss) per share for the last three fiscal years (in thousands, except per share amounts):

	Fiscal Years Ended

	March 29,	March 30,	March 31,
	2003	2002	2001

Income (loss) from continuing operations	$(197,761)	$(204,081)	$143,231
Loss from discontinued operations	(1,452)	(1,998)	(830)

Income (loss) before extraordinary gain and accounting change	(199,213)	(206,079)	142,401
Extraordinary gain, net of income taxes of $276	—	—	2,482
Cumulative effect of change in accounting principle	—	—	(1,707)

Net income (loss)	(199,213)	(206,079)	143,176
Effect of convertible subordinated notes	—	—	10,806

Net income (loss) including assumed conversion of subordinated notes	$(199,213)	$(206,079)	$153,982

Weighted average shares outstanding:
Basic	83,445	77,552	71,678
Assumed conversion of convertible subordinated notes	—	—	6,410
Dilutive effect of stock options outstanding	—	—	4,566

Diluted	83,445	77,552	82,654

Basic earnings (loss) per share:
From continuing operations	$(2.37)	$(2.63)	$2.00
Discontinued operations	(0.02)	(0.03)	(0.01)
Extraordinary gain	—	—	0.03
Cumulative effect of change in accounting principle	—	—	(0.02)

Basic earnings (loss) per share	$(2.39)	$(2.66)	$2.00

Diluted earnings (loss) per share:
From continuing operations	$(2.37)	$(2.63)	$1.86
Discontinued operations	(0.02)	(0.03)	(0.01)
Extraordinary gain	—	—	0.03
Cumulative effect of change in accounting principle	—	—	(0.02)

Diluted earnings (loss) per share	$(2.39)	$(2.66)	$1.86

      Incremental weighted average common shares attributable to the assumed exercise of outstanding options of 538,000 and 2,759,000 shares as of March 29, 2003 and March 30, 2002, respectively, were excluded from the computation of diluted earnings (loss) per share because the effect would be antidilutive. Included in diluted earnings (loss) per share calculation for fiscal year 2001 was an adjustment to increase net income by $10.8 million and diluted shares by 6,410,000, which was the after-tax interest savings and shares that were issuable in connection with the convertible debt, respectively.

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Income

      We report our accumulated other comprehensive income based upon SFAS 130, “Reporting Comprehensive Income.” Our accumulated other comprehensive income is comprised of foreign currency translation adjustments and unrealized gains and losses on investments classified as available-for-sale.

Recently Issued Accounting Pronouncements

      In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 15, 2002. Since we continue to use the intrinsic value method of accounting for stock-based employee compensation, the only impact that SFAS 148 has on our financial statements pertains to the annual and quarterly disclosure requirements. The required annual disclosures are included in Note 1 of this Form 10-K.

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently evaluating the effect of this financial interpretation on our company. At this time, we do not believe that the adoption of FIN 46 will have a material impact on our results of operations.

2.	Financial Instruments

      We used the following assumptions to estimate our fair value disclosures for financial instruments:

      Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents is a reasonable estimate of its fair value.

      Marketable equity securities: The fair values for marketable equity securities are based on quoted market prices. Any variation between the cost of the instrument and the quoted market price is included in the unrealized gain/loss on marketable equity securities in the equity section of the balance sheet.

      Foreign currency exchange and option contracts: We estimate the fair values of our foreign currency exchange forward and option contracts based on quoted market prices of comparable contracts, adjusted through one-to-one matching of the derivative financial instrument to the underlying transaction being hedged.

      Long-term debt: We estimate the fair value of long-term debt based on estimated current market rates for debt instruments with similar terms and remaining maturities.

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Accounts Receivable

      The following are the components of accounts receivable (in thousands):

	March 29,	March 30,
	2003	2002

Gross accounts receivable	$23,689	$44,123
Less: Allowance for doubtful accounts	(977)	(1,965)

Accounts receivable, net	$22,712	$42,158

      The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Balance, March 25, 2000	$(3,870)
Release charged to costs and expenses	1,408
Write-off of uncollectible accounts, net of recoveries	262

Balance, March 31, 2001	(2,200)
Additions charged to costs and expenses	(73,074)
Write-off of uncollectible accounts, net of recoveries	7
Transfer of allowance to long-term receivables	73,302

Balance, March 30, 2002	(1,965)
Write-off of uncollectible accounts, net of recoveries	988

Balance, March 29, 2003	$(977)

      During the fourth quarter of fiscal year 2002, we recorded a $73.3 million charge to reserve disputed receivables associated with the ongoing litigation with Fujitsu and Western Digital. If we are successful in collecting these receivables through the ongoing litigation, we will record an equivalent reduction in operating expenses. These receivables and the related allowances were reclassified from short term to long term as of March 30, 2002 to reflect our expectation regarding the timing of cash collection. See Note 10 for further discussion regarding the ongoing litigation with Fujitsu and Western Digital.

4.	Acquisitions

      Peak Audio, Inc. On April 30, 2001, we completed the acquisition of the assets of Peak Audio, Inc. (“Peak”), a Colorado-based company specializing in commercial audio networking products. The results of Peak’s operations have been included in our consolidated financial statements since that date. The aggregate purchase price for Peak was $9.8 million, consisting primarily of cash, as well as the fair value of options issued and direct acquisition costs.

      As part of the acquisition, the shareholders of Peak potentially could have received up to an additional $16 million in consideration based upon the financial performance of the purchased assets over a two-year period. Peak did not meet the required financial milestones in either fiscal year of the two-year period and no payments were made.

      ShareWave, Inc. On October 2, 2001, we acquired 100 percent of the outstanding stock of ShareWave, Inc. (“ShareWave”). The results of ShareWave’s operations have been included in our consolidated financial statements since that date. The aggregate purchase price for this acquisition was $76.6 million, consisting primarily of the fair value of the 2.8 million common shares issued, as well as cash paid to dissenting shareholders, the fair value of options issued, direct acquisition costs and cash paid for fractional shares. Approximately 435,000 shares of the 2.8 million common shares issued were placed into escrow to cover

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

representations and warranties made by ShareWave in the merger agreement. The escrow agreement terminated in December 2002 and all shares were distributed to the former shareholders of ShareWave.

      LuxSonor Semiconductors, Inc. On October 10, 2001, we acquired 100 percent of the outstanding stock of LuxSonor Semiconductors, Inc. (“LuxSonor”). The results of LuxSonor’s operations have been included in our consolidated financial statements since that date. We acquired LuxSonor for a purchase price of $51.3 million, consisting primarily of the fair value of the 1.8 million common shares issued, as well as cash, the fair value of options issued, and direct acquisition costs. In connection with the acquisition, we placed $9.75 million into escrow to cover representations and warranties made by LuxSonor in the merger agreement. Only $3.2 million of the escrow was included in the purchase price as we recovered $6.5 million because LuxSonor failed to have a working capital balance of at least $1.0 million as of the merger closing date. During fiscal year 2003, we recovered a total of $8.9 million of this escrow. On April 9, 2003, we filed our last escrow claim for approximately $760,000, comprised of (i) certain penalties and fees we assumed in connection with the acquisition, (ii) an uncollectible accounts receivable, (iii) unreported accounts payable, and (iv) patent infringement issues. The escrow agreement terminated in April 2003 except for our open claim.

      Stream Machine Company. On December 7, 2001, we acquired 100 percent of the outstanding stock of Stream Machine Company (“Stream Machine”). The results of Stream Machine’s operations have been included in our consolidated financial statements since that date. The aggregate purchase price for this acquisition was $72.1 million, consisting primarily of the fair value of the 3.6 million common shares issued and the fair value of the 958,000 options issued, as well as direct acquisition costs, and cash paid for fractional shares. Approximately 740,000 shares were placed into an escrow account to cover representations and warranties, as well as certain revenue commitments, made by Stream Machine in the merger agreement. Given the uncertainty around the ultimate issuance of the shares placed in escrow due to Stream Machine’s revenue commitments, they were not included in determining the estimated aggregate purchase price nor were they considered to be outstanding for purposes of share count and calculation of weighted average shares outstanding. The escrow agreement terminated in March 2003 and we recovered all the escrow shares due to Stream Machine’s failure to meet its revenue commitments.

5.	Goodwill and Acquired Intangibles

      Effective March 31, 2002, we performed a transitional impairment test on all net goodwill totaling $124.6 million. Our transitional impairment test did not indicate that our goodwill had been impaired; as a result, no impairment charge was recorded.

      We performed our first annual goodwill impairment test in accordance with SFAS 142 in the fourth quarter of fiscal year 2003. We performed step one of the two-step process to determine the fair value of Cirrus Logic at the consolidated level because we are a single reporting unit. The step one analysis of our fair market value was based on our market capitalization as of the first day of the second month of our fourth fiscal quarter, adjusted for an assumed control premium. The step one analysis indicated that our carrying value exceeded our fair value, so we were required to perform step two of the impairment test. Step two involved allocating the fair value of Cirrus Logic at the consolidated level to all of our assets and liabilities, with the excess of total fair value over the fair value allocated to our net assets representing the implied fair value of goodwill. We engaged an independent valuation consultant to assist us in determining the fair value of our assets and liabilities. As a result of our impairment test, we impaired all of our goodwill, recording a non-cash charge of $126.0 million as a component of impairment of goodwill and other intangibles.

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table shows the pro forma income statement information as if the non-amortization provisions of SFAS 142 were effective in those fiscal years:

	Fiscal Years Ended

	March 29,	March 30,	March 31,
	2003	2002	2001

Income (loss) before extraordinary gain and accounting change	$(199,213)	$(206,079)	$142,401
Goodwill and workforce amortization	—	989	200

Adjusted net income (loss)	$(199,213)	$(205,090)	$142,601

Basic income (loss) per share, as reported	$(2.39)	$(2.66)	$1.99
Goodwill and workforce amortization	—	0.01	—

Adjusted basic earnings (loss) per share	$(2.39)	$(2.65)	$1.99

Diluted earnings (loss) per share, as reported	$(2.39)	$(2.66)	$1.85
Goodwill and workforce amortization	—	0.01	—

Adjusted basic earnings (loss) per share	$(2.39)	$(2.65)	$1.85

Basic weighted average common shares outstanding	83,445	77,552	71,678
Diluted weighted average common shares outstanding	83,445	77,552	82,654

      The following information details the gross carrying amount and accumulated amortization of our acquired intangible assets (in thousands):

	Fiscal Years Ended

	March 29, 2003		March 30, 2002

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized acquired intangible assets:
Core Technology	$8,290	$(6,163)	$11,690	$(1,126)
Covenant not to compete	—	—	1,900	(1,583)
Customer Agreements	—	—	8,200	(586)
Existing Technology	49,783	(21,772)	49,883	(9,070)
License Agreements	1,940	(656)	6,040	(2,795)
Other Agreements	—	—	95	(48)
Trademarks	320	(153)	1,220	(788)

	$60,333	$(25,344)	$79,028	$(15,996)

Unamortized acquired intangible assets:
Goodwill	$—	$—	$125,605	$(989)

      As part of our restructuring activities during the fourth quarter of fiscal year 2003, we closed our wireless product line, acquired in October 2001 in connection with our acquisition of ShareWave, and the associated El Dorado Hills, California office. As a result, we recorded a $9.7 million charge in fiscal year 2003 for the entire net book value of the related acquired intangible assets, primarily core technology/patents and one customer agreement. This charge was recorded as a component of impairment of goodwill and other intangibles. The customer agreement terminated during the fourth quarter of fiscal year 2003 and, therefore, had no future value. We are no longer using the technology and associated patents. We were unsuccessful in our efforts to

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market the technology and associated patents and, therefore, determined their fair value to be zero. As a result of our analysis, we fully impaired the associated acquired intangible assets.

      Due to customer contract negotiations during the fourth quarter of fiscal year 2003, we also reviewed the acquired intangibles pertaining to customer agreements from our fiscal year 2000 acquisition of AudioLogic, Inc. for potential impairment. As a result, we recorded a $0.5 million charge in fiscal year 2003 for the entire net book value of the customer agreements acquired intangible. This charge was recorded as a component of impairment of goodwill and other intangibles.

      Amortization expense for all acquired intangibles in fiscal years 2003, 2002, and 2001 was $17.8 million and $11.2 million, and $3.4 million, respectively. The following table details the estimated aggregate amortization expense for all acquired intangibles for each of the 5 succeeding fiscal years (in thousands):

For the year ended March 27, 2004	$14,394
For the year ended March 26, 2005	13,676
For the year ended March 25, 2006	6,043
For the year ended March 31, 2007	248
For the year ended March 29, 2008	203

6.	Discontinued Operations — eMicro Joint Venture

      During fiscal year 2001, we signed a definitive agreement with Creative Technology Ltd. (“Creative”) and Vertex Technology Fund (II) Ltd. (“Vertex”), whereby the three companies made investments in eMicro Corporation (“eMicro”), a fabless joint manufacturing venture based in Singapore in which we have a 75 percent interest. We currently hold 12 million shares of preferred stock in this joint venture. There have been no dividends paid from this joint venture. Under the terms of the agreement, eMicro was a licensee of our proprietary circuits and a strategic supplier of audio CODECs and other mixed-signal chip solutions to Creative.

      In April 2002, the eMicro Board of Directors recommended the dissolution of eMicro. In June 2002, the stockholders of eMicro voted to dissolve the joint venture, and it ceased operations during the first quarter of fiscal year 2003. eMicro recently resolved all issues relating to the valuation of its assets and liabilities, and, therefore, we anticipate that eMicro will distribute the remaining funds owed to its shareholders in the first quarter of fiscal year 2004.

      We currently consolidate the accounts of eMicro in our financial statements at 100 percent and have recorded an offset for the 25 percent outside ownership interest as an accrued liability on our balance sheet at March 29, 2003. The following amounts for eMicro were included in our consolidated balance sheet as of March 29, 2003 and March 30, 2002 and represent less than 1 percent and 1 percent, respectively of our consolidated total assets:

	March 29,	March 30,
	2003	2002

Cash and cash equivalents	$2,291	$3,334
Accounts receivable	—	769
Inventory	—	35
Other current assets	2	202
Long-term assets	—	1,058
Accounts payable and accrued liabilities	(226)	(1,353)
Accrued liability payable to minority stockholders	(587)	—
Minority interest	—	1,092

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Effective with the first fiscal quarter of 2003, we recorded eMicro’s results of operations as discontinued and reclassified the prior years’ results of operations to discontinued operations for comparative purposes in accordance with SFAS 144. eMicro’s revenue and operating loss included in discontinued operations for fiscal year 2003 were $0.9 million and $2.0 million, respectively for fiscal year 2002 were $6.6 million and $2.6 million, respectively, and for fiscal year 2001 were $9.0 million and $1.1 million, respectively.

7.	Long-Term Debt and Capital Lease Obligations

      We had no debt or capital lease obligations as of March 29, 2003. We had $0.6 million in total capital lease obligations as of March 30, 2002, of which $0.1 million was classified as long-term.

8.	Bank Arrangements

      As of March 29, 2003, we have restricted cash of $11.8 million. Of this amount, we have a $9 million letter of credit secured by $9 million in restricted cash. The letter of credit was issued to secure certain obligations under our lease agreement for a new headquarters and engineering facility in Austin, Texas. In addition, as a result of the acquisition of Stream Machine, we have $2.3 million in restricted cash securing a letter of credit related to Stream Machine’s office lease. We expect this restricted cash to be converted to unrestricted cash by the second quarter of fiscal year 2004 due to the end of this lease commitment. We also have $0.5 million in restricted cash securing a writ of attachment related to ongoing litigation.

9.	Commitments and Contingencies

Facilities and Equipment Under Operating Lease Agreements

      We lease our facilities and certain equipment under operating lease agreements, some of which have renewal options. Certain of these arrangements provide for lease payment increases based upon future fair market rates. Our principal facilities, located in Austin, Texas, consisted of approximately 254,000 square feet of leased office and test space, which have leases that expire from 2003 to 2012, excluding renewal options. This space is used for product development and testing, sales, marketing, and administration. It includes our new headquarters and engineering facility that we moved into in fiscal year 2003, which has 197,000 square feet. In connection with this move, we vacated approximately 157,000 square feet of leased office space in Austin, Texas. We have an obligation to lease additional space in a new building next to our current facility, should construction of this building begin before November 10, 2004.

      The aggregate minimum future rental commitments under all operating leases for the following fiscal years are (in thousands):

			Net Facilities	Equipment	Total
	Facilities	Subleases	Commitments	Commitments	Commitments

2004	$14,750	$5,377	$9,373	$120	$9,493
2005	13,785	4,777	9,008	81	9,089
2006	12,406	4,886	7,520	48	7,568
2007	10,304	3,470	6,834	10	6,844
2008	8,787	2,232	6,555	3	6,558
Thereafter	27,747	1,757	25,990	—	25,990

Total minimum lease payments	$87,779	$22,499	$65,280	$262	$65,542

      Total rent expense was approximately $13.6 million, $11.7 million, and $10.4 million, for fiscal years 2003, 2002, and 2001, respectively. Sublease rental income was $6.3 million, $6.4 million, and $5.6 million, for fiscal years 2003, 2002, and 2001, respectively. The sublease commitment information shown above for future

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years does not include the $7.4 million settlement we received in fiscal year 2003 when one of our California tenants exited their subleases for approximately 145,000 square feet. This amount will be amortized on a straight-line basis as a reduction in operating expenses over the remaining lease periods.

Wafer, Assembly, and Test Purchase Commitments

      We rely on third-party wafer fabricators for our wafer manufacturing needs. As of March 29, 2003, we had agreements with multiple foundries for the manufacture of wafers. None of these agreements has volume purchase commitments or “take or pay” clauses. The agreements provide for purchase commitments based on purchase orders. Cancellation fees or other charges may apply and are generally dependent upon whether wafers have been started or the stage of the manufacturing process at which the notice of cancellation is given. As of March 29, 2003, we had foundry commitments of $5.5 million.

      During fiscal year 2001, we had firm commitments to purchase wafers from third-party suppliers. When our firm wafer purchase commitments exceeded our wafer needs, we accrued losses on firm wafer purchase commitments in excess of estimated wafer needs over the short term (six months) to the extent they would result in inventory losses were we to fulfill the commitment and take delivery of the inventory. The following table summarizes our accrued wafer purchase commitments (in thousands):

Balance, March 25, 2000	$676
Additions charged to costs and expenses	—
Payments/deductions	(676)

Balance, March 31, 2001, March 30, 2002, and March 29, 2003	$—

      In addition to our wafer supply arrangements, we currently contract with third-party assembly vendors to package the wafer die into finished products. Assembly vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry. We had non-cancelable assembly purchase orders with numerous vendors totaling $0.5 million at March 29, 2003.

      We primarily perform our test services in-house, but may contract with outside test vendors when appropriate. Test vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry. Our total commitment for outside test services as of March 29, 2003 was minimal.

10.	Legal Matters

Fujitsu

      On October 19, 2001, we filed a lawsuit against Fujitsu, Ltd. in the United States District Court for the Northern District of California. We are alleging claims for breach of contract and anticipatory breach of contract, and seek damages in excess of $46 million. The basis for our complaint is Fujitsu’s refusal to pay for chips delivered to and accepted by it. On December 17, 2001, Fujitsu filed an answer and a counterclaim. Fujitsu alleges claims for breach of contract, breach of warranty, quantum meruit/equitable indemnity, and declaratory relief. The basis for the claims is our sale of allegedly defective chips to Fujitsu, which chips allegedly caused Fujitsu’s hard disk drives to fail. The counterclaim does not specify the damages Fujitsu seeks, other than to allege it has sustained “tens of millions” of dollars in damages. Our claim is based on chips that are not included in Fujitsu’s counterclaim but for which Fujitsu has not paid. To facilitate the resolution of all claims in one lawsuit, including our claims against potentially responsible third parties, we and Fujitsu agreed to realign our claims with Fujitsu as the plaintiff and us as the defendant and counterclaimant. This realignment allowed us to file in the same lawsuit a third-party claim alleging breach of contract and warranty against Amkor Technology, Inc., the company that recommended and sold us the goods that allegedly caused Fujitsu’s hard disk drives to fail. Amkor filed an answer to our third-party claim and a third-

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

party complaint for implied contractual indemnity against Sumitomo Bakelite Co., Ltd., the company that sold the allegedly defective goods to Amkor. The trial is scheduled for July 2004. At this time, we are unable to assess the potential outcome of this litigation. We intend to defend and prosecute our lawsuit vigorously. Further, we believe that any potential liability in connection with Fujitsu’s counterclaim is covered by insurance coverage and claims we have against third parties.

Western Digital

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

      On December 24, 2001, the trial court granted our application for writs of attachment against the plaintiffs in the amount of approximately $25 million. The plaintiffs appealed the order, and the court of appeals recently affirmed the decision of the trial court. Pursuant to an agreement we entered into, the plaintiffs have delivered to us a letter of credit in the amount of approximately $25 million in substitution for an attachment of their property. We will have the right to draw under the letter of credit in the event we prevail in the litigation.

      On December 31, 2002, the court granted our motion for summary adjudication of five of the seven causes of action in the plaintiffs’ first amended complaint. On April 25, 2003, the court granted the plaintiffs leave to file a second amended complaint. The trial is scheduled for December 2003. We intend to collect all amounts owed to us. We have not accrued for any amount we may be ordered to pay the plaintiffs because we do not believe this outcome is probable. If an adverse judgment were to occur, the amount cannot be quantified at this time.

LuxSonor

      On January 8, 2003, we prevailed in the arbitration proceeding with the former shareholders of LuxSonor regarding claims we made against the escrow account. This escrow account was set up to compensate us in the event of certain breaches of warranties and covenants by LuxSonor made in the Agreement of Merger and in the event that LuxSonor failed to have a working capital balance of at least $1.0 million as of the merger closing date. We were awarded $6.9 million, including $0.4 million in attorneys’ fees and interest, of our $7.8 million claim.

      On January 21, 2003, we filed a second claim against the LuxSonor escrow account for $2.1 million in connection with certain patent infringement issues for which we paid $2.1 million during fiscal year 2003. We settled this claim and received approximately $2.0 million on February 24, 2003. We recorded this $2.0 million as a component of “Other Expense, net” on the income statement as an offset to the expense associated with the related patent infringement settlement.

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On April 9, 2003, we filed our last claim for approximately $760,000, comprised of (i) certain penalties and fees we assumed in connection with the acquisition, (ii) an uncollectible accounts receivable, (iii) unreported accounts payable, and (iv) patent infringement issues.

Other Claims

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

11.	Restructuring Costs and Other

      During fiscal year 2003, we eliminated approximately 290 employee positions worldwide, or approximately 25 percent of the total workforce, from various business functions and job classes as a continuation of our fiscal year 2002 effort to further reduce costs and align operating expenses with our current revenue model. In fiscal year 2003, we recorded a restructuring charge of $3.8 million in operating expenses for costs associated with these workforce reductions, a non-cash charge of $2.5 million to fully expense certain intangible, fixed, and other assets that will no longer be used as a result of our workforce reductions, and $0.8 million related to facility consolidations. As part of these restructuring activities, we closed our wireless product line, acquired in October 2001 in connection with our acquisition of ShareWave, and the associated El Dorado Hills, California office. We have decided to focus our on-going investment on higher margin analog components and solutions for digital entertainment applications that utilize our audio and video technologies.

      The following table sets forth the activity in our fiscal year 2003 restructuring accrual (in thousands):

		Facilities
	Severance	Abandonment	Total

Balance March 30, 2002	$—	$—	$—
Fiscal year 2003 provision	3,808	753	4,561
Amounts utilized	(3,667)	(249)	(3,916)

Balance, March 29, 2003	$141	504	$645

      During fiscal year 2002, we announced a change to our business strategy, exited the magnetic storage chip business, and focused on consumer-entertainment electronics. As a result of these strategic decisions and in response to ongoing economic and industry conditions, we eliminated approximately 420 employee positions worldwide from various business functions and job classes over the course of fiscal year 2002. We recorded a restructuring charge of $6.4 million in operating expenses to cover costs associated with these workforce reductions. In addition, we recorded a $4.5 million restructuring charge in operating expenses for costs associated with facility consolidations. In fiscal year 2003, we recorded a net additional charge of $1.5 million related primarily to a reduction in the sublease assumptions for a facility we initially restructured during fiscal year 2002, mainly due to the depressed real estate market in that area.

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the activity in our fiscal year 2002 restructuring accrual during fiscal years 2002 and 2003 (in thousands):

		Facilities
	Severance	Abandonment	Total

Balance March 31, 2001	$—	$—	$—
Fiscal year 2002 provision	6,449	4,474	10,923
Amounts utilized	(6,297)	(485)	(6,782)

Balance March 30, 2002	152	3,989	4,141
Fiscal year 2003 provision	35	1,550	1,585
Amounts utilized	(187)	(1,438)	(1,625)

Balance, March 29, 2003	$—	$4,101	$4,101

      The following table sets forth the activity in our fiscal 1999 restructuring accrual during fiscal year 2001. There was no activity for this restructuring accrual in fiscal years 2002 and 2003 (in thousands):

		Facilities
	Severance	Abandonment	Total

Balance March 25, 2000	$—	$6,779	$6,779
Fiscal year 2001 provision	—	—	—
Amounts utilized	—	(3,617)	(3,617)
Adjustments	—	(2,670)	(2,670)

Balance, March 31, 2001, March 30, 2002, and March 29, 2003	$—	$492	$492

      During fiscal year 2001, we recorded $12.5 million in income to recognize the receipt of two previously restructured notes from Intel Corporation on behalf of Basis Communications Corporation. We also recorded $1.8 million in income due to the final resolution of the MiCRUS restructuring agreement.

      As of March 29, 2003, we had a remaining restructuring accrual for all of our past restructurings of $5.2 million, primarily related to net lease expenses that will be paid over their respective lease terms through fiscal year 2013, along with other anticipated lease termination costs. We have classified $3.4 million of this restructuring accrual as long term.

12.	Employee Benefit Plans

      We have a 401(k) Profit Sharing Plan (the “Plan”) covering substantially all of our qualifying domestic employees. Under the Plan, employees may elect to contribute up to 20 percent of their annual compensation, subject to annual IRS limitations. Under the Plan, we match 50 percent of the first 6 percent of the employees’ annual contribution to the plan. During fiscal years 2003, 2002, and 2001, we made matching employee contributions for a total of approximately $1.5 million, $1.6 million, and $0.3 million, respectively. We expect to continue the contributions in fiscal year 2004. In fiscal year 2001, we changed our 401(k) plan with respect to vesting, forfeitures, and company match. As a result, we had a one-time credit to expense to true-up old plan balances.

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Stockholders’ Equity

Employee Stock Purchase Plan

      In March 1989, we adopted the 1989 Employee Stock Purchase Plan (the “ESPP”). As of March 29, 2003, 549,000 shares of common stock were reserved for future issuance under this plan. During fiscal years 2003, 2002, and 2001, we issued 400,000, 235,000, and 249,000 shares, respectively, under the ESPP.

Preferred Stock

      We have not issued any of the authorized 1.5 million shares of Series A Participating Preferred Stock.

Stock Option Plans

      We have various stock option plans (the “Option Plans”) under which officers, employees, non-employee directors and consultants may be granted qualified and non-qualified options to purchase shares of our authorized but not issued common stock. Options are generally priced at the fair market value of the stock on the date of grant. Options granted to employees are exercisable upon vesting, generally over four years, and certain options granted to non-employee directors are exercisable upon grant. Options expire no later than ten years from the date of grant.

      We did not issue any restricted stock in fiscal years 2003 or 2002. In fiscal year 2001, we issued 32,000 shares of restricted stock to certain employees at no cost that vest over four years. The non-vested portion of these shares has been excluded from earnings per share number in accordance with SFAS 128, “Earnings per Share.” We recognize the excess of the grant date fair market value over the exercise price as compensation expense ratably over the vesting period. The weighted average fair value of shares granted in fiscal year 2001 was $32.56. We recorded compensation expense of $260,000 in fiscal year 2003, $348,000 in fiscal year 2002 and $347,000 in fiscal year 2001 relating to restricted stock issuances.

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information regarding stock option activity is as follows (in thousands, except per share amounts):

		Outstanding Options
	Options
	Available		Weighted Average
	for Grant	Number	Exercise Price

Balance, March 25, 2000	3,217	8,551	$9.29
Shares authorized for issuance	3,500	—	—
Options granted	(6,743)	6,743	26.38
Options exercised	—	(2,519)	9.26
Options cancelled	1,695	(1,695)	16.00
Options expired	—	(52)	—

Balance, March 31, 2001	1,669	11,028	18.68
Shares authorized for issuance	5,115	—	—
Options granted	(7,210)	7,210	14.45
Options exercised	—	(1,215)	10.07
Options cancelled	2,580	(2,580)	21.37
Options expired	—	(138)	—

Balance, March 30, 2002	2,154	14,305	16.20
Shares authorized for issuance	6,000	—
Options granted	(1,981)	1,981	5.06
Options exercised	—	(266)	2.06
Options cancelled	6,996	(6,996)	17.13
Options expired	—	(184)	—

Balance, March 29, 2003	13,169	8,840	$13.21

      As of March 29, 2003, approximately 22.0 million shares of common stock were reserved for issuance under the Option Plans.

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted		Weighted
		Remaining	Average	Number	Average
Range of Exercise Prices	Number	Contractual Life	Exercise Price	Exercisable	Exercise Price

	(In thousands)			(In thousands)
$ 0.19 - $ 2.60	932	8.81	$2.24	194	$1.63
$ 2.73 - $ 5.55	954	9.00	4.04	83	4.36
$ 5.56 - $ 8.38	951	5.40	7.19	785	7.17
$ 8.63 - $ 9.50	1,182	5.02	9.18	1,093	9.20
$10.00 - $13.40	444	7.10	12.02	307	11.71
$13.56 - $14.33	912	8.74	14.31	182	14.26
$14.35 - $15.30	963	8.15	15.20	338	15.03
$15.36 - $16.80	907	7.71	16.39	568	16.57
$17.15 - $31.75	552	7.95	19.14	246	19.19
$32.56 - $44.50	1,043	7.44	33.26	491	33.72

	8,840	7.46	$13.21	4,287	$13.66

      As of March 30, 2002 and March 31, 2001, the number of options exercisable was 4.3 million and 2.5 million, respectively.

Stock-Based Compensation

      If we had recorded compensation cost for our stock option plans based upon the Black-Scholes fair value at the grant date for awards under the Option Plans consistent with the optional methodology prescribed under SFAS 123, “Accounting for Stock-Based Compensation,” the net income (loss) and earnings per share would have been as shown below (in thousands, except per share data):

	March 29,	March 30,	March 31,
	2003	2002	2001

Net income (loss) as reported	$(199,213)	$(206,079)	$143,176
Pro forma net income (loss)	(211,682)	(245,210)	97,140
Basic earnings per share as reported	(2.39)	(2.66)	2.00
Pro forma basic earnings per share	(2.54)	(3.16)	1.36
Diluted earnings per share as reported	(2.39)	(2.66)	1.86
Pro forma diluted earnings per share	(2.54)	(3.16)	1.30

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period (for options) and the six-month purchase period (for stock purchases under the ESPP).

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The effects on pro forma disclosure of applying SFAS 123 for prior years are not likely to be representative of the effects on pro forma disclosures for future years.

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model using a dividend yield of 0 percent and the following additional weighted-average assumptions:

	March 29,	March 30,	March 31,
	2003	2002	2001

Employee Option Plans:
Expected stock price volatility	92.12%	83.41%	76.26%
Risk-free interest rate	2.8%	5.0%	6.0%
Expected lives (in years)	5.3	4.3	5.3
Employee Stock Purchase Plan:
Expected stock price volatility	92.12%	83.41%	76.26%
Risk-free interest rate	1.1%	4.5%	5.7%
Expected lives (in years)	0.5	0.5	0.5

      During fiscal years 2003, 2002, and 2001, all options were granted at an exercise price equal to the closing market price on the grant date. Using the Black-Scholes option valuation model, the weighted average estimated fair values of employee stock options granted in fiscal years 2003, 2002, and 2001 were $4.07, $7.59, and $20.90, respectively. The weighted average estimated fair values for purchase rights granted under the ESPP for fiscal years 2003, 2002, and 2001 were $3.40, $6.71, and $5.90, respectively.

Stock Option Exchange

      During fiscal year 2003, we completed a stock option exchange program offered to all eligible option holders. Under the exchange offer, eligible employees had the opportunity to tender for cancellation certain stock options in exchange for new options to be granted at least six months and one day after the cancellation of the tendered options. Each eligible participant will receive a new option to purchase 0.75 share of common stock for each option to purchase one share of common stock canceled. Members of the Board of Directors and executive officers were not eligible to participate in the exchange program. We accepted approximately 3.4 million options for exchange and currently expect to grant approximately 2.3 million new options, taking into consideration employee terminations since the cancellation date. The exercise price per share of the new options will be equal to the fair market value of our common stock on the new grant date, which is expected to be June 23, 2003. We do not expect to record any compensation expense as a result of the exchange program.

Rights Plan

      In May 1998, the Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each share of common stock outstanding held as of May 15, 1998. Each Right will entitle stockholders to purchase one one-hundredth of a share of our Series A Participating Preferred Stock at an exercise price of $60. The Rights only become exercisable in certain limited circumstances following the tenth day after a person or group announces acquisitions of or tender offers for 15 percent or more of our common stock. For a limited period following the announcement of any such acquisition or offer, the Rights are redeemable by us at a price of $0.01 per Right. If the Rights are not redeemed, each Right will then entitle the holder to purchase common stock having the value of twice the exercise price. For a limited period after the exercisability of the Rights, each Right, at the discretion of the Board, may be exchanged for one share of common stock per Right. The Rights will expire in fiscal year 2009.

Stock Repurchase

      On April 11, 2001, we repurchased approximately 6.4 million shares of our common stock from a former member of the Board of Directors for approximately $68.7 million. The shares were subsequently retired with

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$57.9 million charged to common stock and additional paid-in capital and $10.8 million charged to accumulated deficit.

14.	Accumulated Other Comprehensive Income (Loss)

      Our accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments and unrealized gains and losses on investments classified as available-for-sale. The foreign currency translation adjustments are not currently adjusted for income taxes because they relate to indefinite investments in non-U.S. subsidiaries. Additionally, there were no income taxes provided for the unrealized gains and losses due to the recording of a full valuation allowance against net deferred tax assets.

      The following table summarizes the changes in the components of accumulated other comprehensive income (loss) (in thousands):

		Unrealized
	Foreign	Gains (Losses)
	Currency	on Securities	Total

Balance, March 25, 2000	$(536)	$47,820	$47,284
Current-period activity	(719)	(41,987)	(42,706)

Balance, March 31, 2001	(1,255)	5,833	4,578
Current-period activity	(135)	(4,324)	(4,459)

Balance, March 30, 2002	(1,390)	1,509	119
Current-period activity	571	(1,227)	(656)

Balance, March 29, 2003	$(819)	$282	$(537)

15.	Income Taxes

      Income (loss) before income taxes and loss from discontinued operations consisted of (in thousands):

	March 29,	March 30,	March 31,
	2003	2002	2001

United States	$(202,480)	$(214,345)	$176,507
Foreign	901	(106)	(17,561)

	$(201,579)	$(214,451)	$158,946

      The provision (benefit) for income taxes consisted of (in thousands):

	March 29,	March 30,	March 31,
	2003	2002	2001

Current
Federal	$(545)	$(10,440)	$12,092
State	(3,990)	—	2,880
Foreign	717	70	743

	$(3,818)	$(10,370)	$15,715

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the differences between the U.S. federal statutory rate and our effective tax rate (in percentages):

	March 29,	March 30,	March 31,
	2003	2002	2001

US federal statutory rate	(35.0)	(35.0)	35.0
Provision for state income taxes, net of federal effect	—	—	1.2
Nondeductible SFAS 142 goodwill impairment charges	21.6	—	—
In-process research and development expenses	—	5.1	—
Net operating loss and future deductions not currently benefited	13.5	29.8
Benefit of net operating losses and deferred tax assets not previously recognized	—	—	(33.9)
Tax settlements and refunds	(2.2)	(4.9)	—
Unbenefited foreign losses	0.1	0.2	7.6
Other	0.1	—	—

Effective tax provision rate	(1.9)	(4.8)	9.9

      Significant components of our deferred tax assets and liabilities were (in thousands):

	March 29,	March 30,
	2003	2002

Deferred tax assets:
Inventory valuation	$18,573	$21,579
Accrued expenses and allowances	42,220	38,602
Net operating loss carryforwards	54,953	43,615
Research and development tax credit carryforwards	29,720	34,431
State investment tax credit carryforwards	5,752	4,026
Capitalized research and development	31,859	37,638
Deferred royalty income	—	25,900
Other	2,232	2,333

Total deferred tax assets	185,309	$208,124
Valuation allowance for deferred tax assets	(174,444)	(182,112)

Net deferred tax assets	10,865	26,012
Deferred tax liabilities:
Unrealized gains	104	558
Depreciation and amortization	10,223	23,344
Other	538	2,110

Total deferred tax liabilities	10,865	26,012

Total net deferred tax assets	$—	$—

      SFAS 109, “Accounting for Income Taxes,” provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance equal to our net deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis.

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The valuation allowance decreased by $7.7 million in fiscal year 2003 and increased by $120.4 million in fiscal year 2002. During fiscal year 2003, we recorded nonrecurring tax benefits totaling $4.5 million. These benefits were comprised of a $4.0 million reversal of prior-year state tax liabilities and $0.5 million for a Federal income tax refund. The reversal of the prior-year state tax liabilities was due to the favorable resolution of a state tax audit, while the Federal income tax refund came about as the result of a change in the U.S. tax law that allowed our fiscal year 2002 net operating loss to be carried back to fiscal year 1998. At March 29, 2003, we had federal net operating loss carryforwards of $148.5 million. Of this amount, $49.3 million relates to companies we acquired during fiscal year 2002 and are, therefore, subject to certain limitations under Section 382 of the Internal Revenue Code. In addition, approximately $11.4 million of the federal net operating loss carryforwards is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital rather than current earnings if subsequently realized. The net operating loss carryforwards expire in fiscal years 2011 through 2023. As of March 29, 2003, we had federal research and development tax credit carryforwards of $19.2 million that expire in fiscal years 2006 through 2023. We also had state tax credit carryforwards as of March 29, 2003 of approximately $16.2 million, $5.7 million of which expire in fiscal years 2004 through 2008. The remaining $10.5 million of state tax credit carryforwards are not subject to expiration.

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

      The Internal Revenue Service is currently examining our U.S. Federal Income tax returns for fiscal years 1998, 1999, 2000 and 2001. We do not believe that the outcome of the examination will have a material adverse effect on our financial position or results of operations.

16.	Segment Information

      We are a leader in digital audio, video, and high-performance mixed-signal ICs for consumer entertainment, automotive entertainment, and industrial applications. We develop and market integrated ICs and embedded software used by original equipment manufacturers. We also provide complete system reference designs based on our technology that enable our customers to bring products to market in a timely and cost-effective manner. We determine our operating segments in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” Our chief executive office (“CEO”) has been identified as the chief operating decision maker as defined by SFAS 131.

      During fiscal year 2001, we had three principal product groups, which were considered to be operating segments: Analog Products Business Group, Internet Solutions Business Group and the Magnetic Storage Business Group. The remaining product lines, which had either been discontinued or subsequently sold, were grouped as End of Life. We reported net revenue and operating profit for those three business segments during fiscal year 2001.

      During the first quarter of fiscal year 2002, we announced our intention to focus on consumer entertainment electronics and de-emphasize our magnetic storage business. During the second quarter, we exited the magnetic storage chip business entirely. Additionally, we reduced our workforce by approximately 420 employee positions worldwide to align company resources and expense with our new strategy as well as in response to ongoing economic and industry conditions. See Note 11 for further discussion regarding our restructuring activities. During the third quarter of fiscal year 2002, we completed the acquisitions of ShareWave, LuxSonor and Stream Machine. See Note 4 for further discussion regarding these acquisitions.

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As a result of the changes discussed above, our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources rather than information at a product group level. Additionally, our product groups have similar characteristics and customers. They share operations support functions such as sales, public relations, production, and logistics in addition to the general and administrative functions of human resources, legal, finance, and information technology. Accordingly, effective with the fourth quarter of fiscal year 2002, we operate in one operating segment — Consumer Entertainment Electronics. Our segment disclosure for the last three fiscal years as shown below was prepared on a consistent basis.

      Information on reportable segments for fiscal years 2003, 2002, and 2001 was as follows (in thousands):

	Fiscal Years Ended

	March 29,	March 30,	March 31,
Business Segment Net Revenues:	2003	2002	2001

Consumer Entertainment Electronics	$261,999	$281,561	$440,158
Magnetic Storage	—	129,415	329,477

Total	$261,999	$410,976	$769,635

	Fiscal Years Ended

	March 29,	March 30,	March 31,
Business Segment Operating Profit (Loss):	2003	2002	2001

Consumer Entertainment Electronics	$(195,255)	$(133,410)	$22,845
Magnetic Storage	—	(88,257)	33,577

Total	(195,255)	(221,667)	56,422
Restructuring costs and other, net	(8,633)	(10,923)	14,362
Interest income, net	2,467	8,091	6,204
Other income (expense), net	(158)	10,048	81,958

Income (loss) before income taxes and loss from discontinued operations	$(201,579)	$(214,451)	$158,946

Geographic Area

      The following illustrates revenues by geographic locations based on the sales office location (in thousands):

	Fiscal Years Ended

	March 29,	March 30,	March 31,
	2003	2002	2001

United States	$60,939	$61,341	$138,534
Pacific Rim	162,641	208,973	277,069
Japan	14,494	111,529	300,158
Other foreign countries	23,925	29,133	53,874

Total consolidated revenues	$261,999	$410,976	$769,635

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following illustrates property and equipment, net by geographic locations, based on physical location (in thousands):

	March 29,	March 30,
	2003	2002

United States	$33,927	$33,988
Singapore	4	1,052
Pacific Rim (including Japan)	1,317	1,458
Other foreign countries	73	51

Total consolidated property and equipment, net	$35,321	$36,549

Significant Customers

      The following table summarizes sales to customers that represent more than 10 percent of our consolidated net sales:

	March 29,	March 30,	March 31,
	2003	2002	2001

Fujitsu	—	21%	25%
Thomson Multimedia	12%	15%	—
Western Digital	—	—	13%

      No other customers accounted for 10 percent or more of net sales in fiscal years 2003, 2002, or 2001. The loss of a significant customer or a significant reduction in such a customer’s orders could have an adverse effect on our sales. As a result of our exit from the mass storage business in the second quarter of fiscal year 2002, we are not currently selling magnetic storage products to Fujitsu or Western Digital. Our sales to Thomson Multimedia primarily consisted of DVD drive manager devices that are included in Microsoft’s Xbox®. These game console sales were made under a volume purchase agreement, which delivery terms have been fulfilled.

      The following table summarizes receivables from customers that represent more than 10 percent of consolidated gross short-term accounts receivable:

	March 29,	March 30,
	2003	2002

Thomson Multimedia	23%	46%
Insight Electronics	17%	—

17.     Quarterly Results (Unaudited)

      The following quarterly results have been derived from our unaudited consolidated financial statements. In the opinion of management, this unaudited information has been prepared on the same basis as the annual consolidated financial statements and includes all adjustments, including normal recurring adjustments, necessary for a fair presentation of this quarterly information. This information should be read in conjunction with the financial statements and related notes. The amounts for fiscal year 2002 have been reclassified to conform to the fiscal year 2003 presentation, specifically the reclassification of the results of operations of eMicro to discontinued operations. Earnings per share were not affected by this reclassification. The operating results for any quarter are not necessarily indicative of results to be expected for any future period. The

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unaudited quarterly statement of operations data for each quarter of fiscal years 2003 and 2002 were as follows (in thousands, except per share data):

	Fiscal Year 2003

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Net sales	$52,145	$60,516	$73,314	$76,024
Gross margin	26,367	31,155	36,087	38,633
Income (loss) before extraordinary items and accounting change	(152,802)	(12,213)	(18,359)	(15,839)
Net income (loss)	(152,802)	(12,213)	(18,359)	(15,839)
Basic earnings before extraordinary items and accounting change per share	$(1.82)	$(0.15)	$(0.22)	$(0.19)
Diluted earnings before extraordinary items and accounting change per share	(1.82)	(0.15)	(0.22)	(0.19)

	Fiscal Year 2002

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Net sales	$82,769	$73,254	$75,870	$179,083
Gross margin	40,355	5,369	30,355	20,670
Income (loss) before extraordinary items and accounting change	(80,795)	(85,367)	(16,920)	(22,997)
Net income (loss)	(80,795)	(85,367)	(16,920)	(22,997)
Basic earnings before extraordinary items and accounting change per share	$(0.98)	$(1.08)	$(0.23)	$(0.31)
Diluted earnings before extraordinary items and accounting change per share	(0.98)	(1.08)	(0.23)	(0.31)

18.     Subsequent Event

      On June 3, 2003, we were notified that the Inland Revenue Authority of Singapore disagreed with our classification of sales to certain customers from May 1997 to March 1998, resulting in additional goods and services taxes owed by us. In the event we do not prevail, we could owe approximately $5 million, plus interest and penalties. We plan to contest this claim and, if necessary, to pursue reimbursement from these customers. We are unable at this time to make a determination regarding the outcome of this matter.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information set forth in the Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on July 31, 2003 under the headings “Board Structure and Compensation,” “Proposal 1: Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Item 11.	Executive Compensation

      The information set forth in the Proxy Statement under the heading “Executive Compensation and Other Information,” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information set forth in the Proxy Statement under the heading “Proposal 2: Approval of an Amendment to the Cirrus Logic 1989 Employee Stock Purchase Plan” and “Stock Ownership,” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information set forth in the Proxy Statement under the heading “Certain Relationships and Related Transactions,” is incorporated herein by reference.

Item 14.	Controls and Procedures

(a)	We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Securities Exchange Act of 1934 (the “Exchange Act”) filings is properly and timely recorded and reported. We have formed a Disclosure Control Committee comprised of key individuals from several disciplines in the Company that are involved in the disclosure and reporting process. This committee meets periodically to ensure the timeliness, accuracy and completeness of the information required to be disclosed in our filings. The committee also meets with the Chief Financial Officer to review the required disclosures and the effectiveness of the design and operation of our disclosure controls and procedures.

(b)	Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and applicable rules.

(c)	There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART IV

Item 15.	Principal Accountant Fees and Services

      The information set forth in the Proxy Statement under the heading “Proposal No. 3: Ratification of Independent Auditors” is incorporated herein by reference.

Item 16.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this Report:

1. Consolidated Financial Statements

•	Report of Ernst & Young LLP, Independent Auditors.

•	Consolidated Balance Sheet as of March 29, 2003 and March 30, 2002.

•	Consolidated Statement of Operations for the fiscal years ended March 29, 2003, March 30, 2002, and March 31, 2001.

•	Consolidated Statement of Cash Flows for the fiscal years ended March 29, 2003, March 30, 2002, and March 31, 2001.

•	Consolidated Statement of Stockholders’ Equity (Net Capital Deficiency) for the fiscal years ended March 29, 2003, March 30, 2002, and March 31, 2001.

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

      All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

3. Exhibits

      The following exhibits are filed as part of or incorporated by reference into this Report:

2.1	Agreement of Merger, dated July 18, 2001, by and among Registrant, Target Acquisition Corporation (a wholly owned subsidiary of Registrant), LuxSonor Semiconductors, Inc. and Shareholders’ Representative.(1)
2.2	Agreement of Merger dated July 18, 2001, by and among Registrant, Target I Acquisition Corporation (a wholly owned subsidiary of Registrant), ShareWave, Inc. and Shareholders’ Representative.(1)
2.3	Agreement and Plan of Reorganization dated August 9, 2001, by and among Registrant, Cirrus Logic SM Acquisition Corporation (a wholly owned subsidiary of Registrant), Stream Machine Company and Shareholders’ Agent.(1)
3.1	Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998.(2)
3.2	Agreement and Plan of Merger, filed with the Delaware Secretary of State on February 17, 1999.(2)
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock, filed with the Delaware Secretary of State on March 30, 1999.(2)
3.4*	Amended and Restated Bylaws of Registrant.

10.1†	Amended 1987 Stock Option Plan.(3)
10.2†	1989 Employee Stock Purchase Plan, as amended.(4)
10.3†	1990 Directors’ Stock Option Plan, as amended.(4)
10.4†	1996 Stock Plan, as amended.(4)
10.5†	Peak Audio 2001 Stock Plan, assumed by Registrant.(5)
10.6†	ShareWave, Inc. 1996 Flexible Stock Incentive Plan, assumed by Registrant.(6)
10.7†	LuxSonor Semiconductors, Inc. 1995 Stock Option Plan, dated November 4, 1995, assumed by Registrant.(7)
10.8†	Stream Machine Company 1996 Stock Plan and 2001 Stock Plan, assumed by Registrant.(8)
10.9†*	2002 Stock Option Plan, as amended.
10.10	Form of Indemnification Agreement.(2)
10.11†	Employment Agreement by and between Registrant and David D. French dated February 7, 2002.(9)
10.12†	Executive Incentive Plan.(9)
10.13	Lease between TPLP Office and Registrant, dated April 1, 2000 for 54,385 square feet located at 4210 S. Industrial Drive Austin, Texas.(2)
10.14	Lease between ProLogis Trust and Registrant, dated March 31, 1995 for 176,000 square feet located at 4129 Commercial Center Drive and 4209 S. Industrial Austin, Texas, as amended through December 20, 1996.(2)
10.15	Lease between American Industrial Properties and Registrant, dated September 15, 1999 for 18,056 square feet located at 4120 Commercial Drive Austin, Texas.(2)
10.16	Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant, dated November 10, 2000 for 197,000 square feet located at 2901 Via Fortuna, Austin, Texas.(2)
10.17	Amendment No. 1 to Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant dated November 10, 2001.(9)
10.18*	Amendment No. 2 to Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant dated November 10, 2000.
11	Statement re computation of per share earnings.
12	Statements re computation of ratios.
14*	Code of Conduct.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP, Independent Auditors.
24.1*	Power of Attorney (see signature page).
99.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Indicates a management contract or compensatory plan or arrangement.

*	Filed with this Form 10-K.

(1)	Incorporated by reference to Registrant’s Report on Form 10-Q filed with the Commission on November 13, 2001.

(2)	Incorporated by reference to Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001 filed with the Commission on June 22, 2001.

(3)	Incorporated by reference to Registrant’s Report on Form 10-K for the fiscal year ended March 30, 1996. filed with the Commission on June 28, 1996.

(4)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 filed with the Commission on August 8, 2001 (Registration No. 333-67322).

(5)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 filed with the Commission on June 22, 2001 (Registration No. 333-63674).

(6)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 filed with the Commission on October 5, 2001 (Registration No. 333-71046).

(7)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 filed with the Commission on October 10, 2001 (Registration No. 333-71366).

(8)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 filed with the Commission on December 7, 2001 and as amended on February 13, 2002 (Registration No. 333-74804).

(9)	Incorporated by reference to Registrant’s Report on Form 10-K for the fiscal year ended March 30, 2002 filed with the Commission on June 19, 2002.

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities, and on the dates indicated have signed this report below:

Signature	Title	Date

/s/ MICHAEL L. HACKWORTH Michael L. Hackworth	Chairman of the Board and Director	June 12, 2003

/s/ DAVID D. FRENCH David D. French	President, Chief Executive Officer and Director	June 12, 2003

/s/ STEVEN D. OVERLY Steven D. Overly	Senior Vice President, Chief Financial Officer, General Counsel and Secretary	June 12, 2003

/s/ KIRK PATTERSON Kirk Patterson	Vice President, Corporate Controller and Chief Accounting Officer	June 12, 2003

/s/ D. JAMES GUZY D. James Guzy	Director	June 12, 2003

/s/ SUHAS S. PATIL Suhas S. Patil	Chairman Emeritus and Director	June 12, 2003

/s/ WALDEN C. RHINES Walden C. Rhines	Director	June 12, 2003

Signature	Title	Date

/s/ WILLIAM D. SHERMAN William D. Sherman	Director	June 12, 2003

/s/ ROBERT H. SMITH Robert H. Smith	Director	June 12, 2003

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, David D. French, certify that:

      1. I have reviewed this annual report on Form 10-K of Cirrus Logic, Inc;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the company’s board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signature:	/s/ DAVID D. FRENCH

David D. French

Date: June 12, 2003

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Steven D. Overly, certify that:

      1. I have reviewed this annual report on Form 10-K of Cirrus Logic, Inc;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the company’s board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signature:	/s/ STEVEN D. OVERLY

Steven D. Overly

Date: June 12, 2003

EXHIBIT INDEX

      (a) The following exhibits are filed as part of or incorporated by reference into this Report:

Number	Description

3.4	Amended and Restated Bylaws of Registrant.
10.9	2002 Stock Option Plan, as amended.
10.18	Amendment No. 2 to Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant dated November 10, 2000.
14	Code of Conduct.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney (see signature page).
99.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.