Form 10-Q
period 2003-06-28
CIRRUS LOGIC INC
filed 2003-08-06
CIK 772406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

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

(512) 851-4000

Registrant’s telephone number, including area code:

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 26, 2003 was 83,935,993.

CIRRUS LOGIC, INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED JUNE 28, 2003

CIRRUS LOGIC, INC.

CONSOLIDATED CONDENSED BALANCE SHEET

(in thousands)

	June 28, 2003	March 29, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$103,667	$110,964
Restricted cash	11,844	11,844
Marketable equity securities	754	543
Accounts receivable, net	23,627	22,712
Inventories	21,185	22,339
Other current assets	10,617	8,293

Total current assets	171,694	176,695

Property and equipment, net	26,987	35,321
Goodwill and intangibles, net	34,082	38,797
Other assets	5,895	6,453

	$238,658	$257,266

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$43,900	$43,089
Income taxes payable	37,531	37,820

Total current liabilities	81,431	80,909

Long-term obligations	17,077	12,830

Stockholders’ equity:
Capital stock	868,827	867,976
Accumulated deficit	(728,229)	(703,912)
Accumulated other comprehensive income (loss)	(448)	(537)

Total stockholders’ equity	140,150	163,527

	$238,658	$257,266

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

(in thousands, except per share amounts; unaudited)

	Three Months Ended
	June 28, 2003	June 29, 2002
Net sales	$40,724	$76,024
Costs and expenses:
Cost of sales	20,989	37,391
Research and development	20,646	27,963
Selling, general and administrative	12,517	20,471
Restructuring and other costs	7,640	2,085
Amortization of acquired intangibles	3,778	4,686

Total costs and expenses	65,570	92,596

Loss from operations	(24,846)	(16,572)
Realized gain on marketable equity securities	—	1,400
Interest expense	—	(23)
Interest income	623	763
Other income (expense), net	(73)	74

Loss before income taxes and loss from discontinued operations	(24,296)	(14,358)
Provision for income taxes	21	29

Loss from continuing operations	(24,317)	(14,387)
Loss from discontinued operations	—	(1,452)

Net loss	$(24,317)	$(15,839)

Basic and diluted loss per share:
From continuing operations	$(0.29)	$(0.17)
Discontinued operations	—	(0.02)

	$(0.29)	$(0.19)

Basic and diluted weighted average common shares outstanding	83,763	83,018

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(in thousands; unaudited)

	Three Months Ended
	June 28, 2003	June 29, 2002
Cash flows from operating activities:
Net loss	$(24,317)	$(15,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,585	11,273
Gain on marketable equity securities	—	(1,400)
Other non-cash charges	2,815	1,392
Net change in operating assets and liabilities	6,775	(2,206)

Net cash used in operating activities	(7,142)	(6,780)

Cash flows from investing activities:
Proceeds from sale of equity investments	—	1,400
Additions to property and equipment	(351)	(2,536)
Investments in technology	(484)	(2,052)
Decrease in deposits and other assets	252	65

Net cash used in investing activities	(583)	(3,123)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(337)
Issuance of common stock, net of issuance costs	428	1,608

Net cash provided by financing activities	428	1,271

Net decrease in cash and cash equivalents	(7,297)	(8,632)
Cash and cash equivalents at beginning of period	110,964	140,529

Cash and cash equivalents at end of period	$103,667	$131,897

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. (“we,” “us,” “our,” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited consolidated condensed financial statements do not include complete footnotes and financial presentations. As a result, these financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended March 29, 2003, included in our 2003 Annual Report on Form 10-K. We maintain a Web site at www.cirrus.com, which makes available free of charge our recent annual report and other filings with the SEC. In our opinion, the financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. The results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the entire year.

Certain reclassifications have been made to the fiscal year 2003 financial statements to conform to the fiscal year 2004 presentation. These reclassifications had no effect on the results of operations or stockholders’ equity.

2. Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently evaluating the effect of this financial interpretation on our company. At this time, we do not believe that the adoption of FIN 46 will have a material impact on our results of operations.

3. Inventories

Inventories are comprised of the following (in thousands):

	June 28, 2003	March 29, 2003
Work-in process	$16,476	$16,966
Finished goods	4,709	5,373

	$21,185	$22,339

4. Assets Held for Sale

On June 26, 2003, we agreed to sell our test operations assets, consisting of analog and mixed-signal testers, handlers and wafer probes, to ChipPAC, Inc. (“ChipPAC”), a provider of semiconductor packaging design, assembly, test, and distribution services, for $3.5 million. The transaction closed and the cash was received on June 30, 2003. The transfer of assets will occur over a six-month period ending in December 2003. As a result of the planned transfer of these assets to ChipPAC, we recorded an impairment charge of $0.7 million in cost of sales during the first quarter and reclassified the related assets to assets held for sale, a component of other current assets. In addition to the transfer of assets, we have entered into a long-term outsourcing agreement, under which ChipPAC will provide package development, wafer probe, assembly, final test and distribution services to us.

5. Goodwill and Acquired Intangibles

The following information details the gross carrying amount and accumulated amortization of our acquired intangible assets (in thousands):

	As of June 28, 2003		As of March 29, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core Technology	$8,290	$(3,233)	$8,290	$(2,763)
License Agreements	1,940	(762)	1,940	(656)
Existing Technology	49,783	(24,955)	49,783	(21,772)
Trademarks	320	(173)	320	(153)

	$60,333	$(29,123)	$60,333	$(25,344)

Amortization expense for all acquired intangibles in the first quarter of fiscal years 2004 and 2003 was $3.8 million and $4.7 million, respectively. The following table details the estimated aggregate amortization expense for all acquired intangibles for fiscal year 2004 and for each of the 5 succeeding fiscal years (in thousands):

For the year ended March 27, 2004	$14,394
For the year ended March 26, 2005	13,676
For the year ended March 25, 2006	6,043
For the year ended March 31, 2007	248
For the year ended March 29, 2008	203
For the year ended March 28, 2009	203

6. Income Taxes

We incurred income tax expense of $21 thousand for the first quarter of fiscal year 2004, compared with $29 thousand incurred for the comparable period of fiscal year 2003. The income tax expense for both periods consisted primarily of foreign withholding and foreign income taxes.

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

Statement of Financial Accounting Standard No. 109 (“SFAS 109”), “Accounting for Income Taxes,” provides for the recognition of deferred tax assets if realization of these assets is more likely than not. We have provided a valuation allowance equal to our net deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis.

7. Restructuring and Other Costs

During the first quarter of fiscal year 2004, we recorded a charge of $5.8 million in operating expenses for facility consolidations in California and Texas. We also recorded a restructuring charge of $0.3 million related to workforce reductions during the first quarter. Additionally, we recorded an impairment charge of $1.5 million for property and equipment associated with our Austin, Texas facility consolidation.

During the first quarter of fiscal year 2003, we announced our intentions to reduce costs and operating expenses. We eliminated approximately 150 employee positions worldwide, or 13% of the total workforce, from various business functions and job classes over the first half of fiscal year 2003. During the first quarter of fiscal year 2003, we recorded a restructuring charge of $1.7 million in operating expenses to cover costs associated with a portion of these workforce reductions and $0.4 million related to facility consolidations.

As of June 28, 2003, we had a remaining accrual for all of our past restructurings of $10.8 million, primarily related to net lease expenses that will be paid over their respective lease terms through fiscal year 2013, along with other anticipated lease termination costs. We have classified $8.0 million of this restructuring accrual as long term.

The following table details the changes in all of our restructuring accruals during the quarter ended June 28, 2003:

Description	March 29, 2003	Charges to P&L	Cash Payments	June 28, 2003
Severance—fiscal year 2004	$—	$272	$—	$272
Facilities Abandonment—fiscal year 2004	—	5,866	(275)	5,591
Severance—fiscal year 2003	141	—	(56)	85
Facilities Abandonment—fiscal year 2003	504	—	(74)	430
Facilities Abandonment—fiscal year 2002	4,101	—	(133)	3,968
Facilities Abandonment—fiscal year 1999	492	—	—	492

	$5,238	$6,138	$(538)	$10,838

8. Contingencies

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

Western Digital

On July 5, 2001, Western Digital Corporation and its Malaysian subsidiary, Western Digital (M) SDN.BHD, filed a lawsuit against us in the Superior Court of the State of California, Orange County, in connection with the purchase of “read channel” chips from us, as explained in more detail below. On August 20, 2001, we filed a cross complaint against the plaintiffs, and on October 9, 2001, the Court granted our motion for judgment on the pleadings that resulted in the dismissal of the plaintiffs’ entire original complaint.

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

On December 31, 2002, the court granted our motion for summary adjudication of five of the seven causes of action in the plaintiffs’ first amended complaint. On April 25, 2003, the court granted the plaintiffs’ leave to file a second amended complaint. The trial is scheduled for December 2003. We intend to collect all amounts owed to us. We have not accrued for any amount we may be ordered to pay the plaintiffs because we do not believe this outcome is probable. If an adverse judgment were to occur, the amount cannot be quantified at this time.

LuxSonor Semiconductors, Inc.

On April 9, 2003, we filed a claim for approximately $760,000 against the escrow account set up in connection with our acquisition of LuxSonor Semiconductors, Inc. (“LuxSonor”). This escrow account was set up to compensate us in the event of certain breaches of warranties and covenants by LuxSonor made in the Agreement of Merger. Our claim comprised of (i) certain penalties and fees we assumed in connection with the acquisition, (ii) an uncollectible accounts receivable, (iii) unreported accounts payable, and (iv) issues related to the infringement of certain third-party intellectual property rights. The shareholder representative has stated that he is investigating the issues related to the infringement issue. Neither party has initiated arbitration of this claim, pending this investigation.

ATI and NVIDIA

On May 16, 2003, we initiated a lawsuit in the Western District of Texas, Austin Division, against ATI Technologies Inc. (“ATI”) and NVIDIA Corporation (“NVIDIA”) for infringement of our United States Patent No. 5,841,418. As part of our complaint, we are seeking damages and a permanent injunction against further infringement by certain graphics processors made, used, sold, offered for sale, or imported into the United States by ATI and NVIDIA. NVIDIA filed counterclaims against us on July 11, 2003, for infringement of U.S. Patent Nos. 5,768,628; 5,968,148; and 6,292,854. NVIDIA is seeking damages and a permanent injunction against further infringement by certain products made, used, sold, offered for sale, or imported into the United States by us. We intend to prosecute and defend our lawsuit vigorously. At this time, we are unable to assess the outcome of this lawsuit.

Other Claims

On June 3, 2003, the Inland Revenue Authority of Singapore notified us that it disagreed with our classification of sales to certain disk drive customers from May 1997 to March 1998, resulting in additional goods and services taxes owed by us. In the event we do not prevail, we could owe approximately $5 million, plus interest and penalties. We plan to contest this claim and, if necessary, to pursue reimbursement from these customers. We are unable at this time to make a determination regarding the outcome of this matter.

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

9. Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended
	June 28, 2003	June 29, 2002
Net loss	$(24,317)	$(15,839)
Change in unrealized gain (loss) on marketable equity securities	211	(780)
Change in unrealized loss on foreign currency translation adjustments	(122)	385

	$(24,228)	$(16,234)

10. Stock Option Exchange Program

On December 20, 2002, we completed a stock option exchange program offered to all eligible option holders. Under the exchange offer, eligible employees had the opportunity to tender for cancellation certain stock options in exchange for new options to be granted at least six months and one day after the cancellation of the tendered options. Members of the Board of Directors and executive officers were not eligible to participate in the exchange program. Each eligible participant received a new option to purchase 0.75 share of common stock for each option to purchase one share of common stock canceled. We accepted approximately 3.4 million options for exchange in December 2002 and granted approximately 2.3 million new options on June 23, 2003. The exercise price per share of the new options was $3.40, equal to the fair market value of our common stock on the date of the grant. We did not record any compensation expense as a result of the exchange program.

11. Stock-Based Compensation

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (in thousands, except per share data):

	June 28, 2003	June 29, 2002
Net loss as reported	$(24,317)	$(15,839)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	423	1,048
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax related effects	(2,945)	(8,348)

Proforma net loss	$(26,839)	$(23,139)

Basic and diluted net loss per share as reported	$(0.29)	$(0.19)
Proforma basic and diluted net loss per share	(0.32)	(0.28)

12. Segment Information

We determine our operating segments in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” Our chief executive officer has been identified as the chief operating decision maker as defined by SFAS 131. We have one operating segment, which is Consumer Entertainment Electronics.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read along with the unaudited consolidated condensed financial statements and notes thereto included in Item 1 of this Quarterly Report, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 29, 2003, contained in our 2003 Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding second quarter sales, margins, combined research and development and selling, general and administrative expenses, income taxes payable, and total cash. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” and “intend,” variations of these types of words, and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed below under the subheading “Factors That May Affect Future Operating Results” and elsewhere in this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason. Readers should carefully review the risk factors described in “Factors That May Affect Future Operating Results” below, as well as in the documents filed by us with the Securities and Exchange Commission, specifically the most recent reports on Form 10-K, 10-Q and 8-K, each as it may be amended from time to time. Certain reclassifications have been made to conform to the fiscal year 2004 presentation. These reclassifications had no effect on the results of operations or stockholders’ equity.

Cirrus Logic, Inc. (“we,” “us,” “our,” or the “Company”) is a leader in digital audio, video and high-performance mixed-signal integrated circuits (“ICs”) for consumer entertainment, automotive entertainment and industrial applications. We develop and market integrated ICs and embedded software used by original design manufacturers and original equipment manufacturers. We also provide complete system reference designs based on our technology that enable our customers to bring products to market in a timely and cost-effective manner.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon the consolidated condensed financial statements included in this report, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts. We evaluate the estimates on an on-going basis. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We also have policies that we consider key accounting policies, such as our policy for revenue recognition, including the deferral of revenues and gross profit on sales to our distributors. However, our revenue recognition policy does not meet the definition of a critical accounting policy because it does not generally require us to make estimates or judgments that are difficult or subjective.

We believe the following critical accounting policies involve significant judgments and estimates used in the preparation of the consolidated financial statements:

•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We constantly evaluate our allowance for doubtful accounts based upon the age of the receivable, our ongoing customer relations, as well as any disputes with the customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. This could have a material effect on our operating results and financial position. Additionally, we may maintain an allowance for doubtful accounts for estimated losses on receivables from customers with whom we are involved in litigation.

•	Inventories are recorded at the lower of cost or market, with cost being determined on a first-in, first-out basis. We write down inventories to net realizable value based on forecasted demand and the age of inventory. Actual demand and market conditions may be different from those projected by management. This could have a material effect on our operating results and financial position.

•	We evaluate the recoverability of property and equipment and intangible assets, excluding goodwill, in accordance with Statement of Financial Accounting Standard No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” This standard requires recognition of impairment of long-lived assets in the event the carrying value of these assets exceeds the fair value of the applicable assets. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management. This could have a material effect on our operating results and financial position.

•	All restructuring charges for workforce reductions and facilities consolidation reflected in the accompanying financial statements were accrued based upon specific plans established by management, in accordance with Emerging Issues Task Force No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” or SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” depending upon the time of the restructuring activity. Our facilities consolidation accruals were based upon our estimates as to the length of time a facility would be vacant, as well as the amount of sublease income we would receive once we sublet the facility, after considering current and projected market conditions. Further, we use our current borrowing rate as the discount rate for all of our restructuring accruals made under SFAS 146. Changes in these estimates could result in an adjustment to our restructuring accruals in a future quarter. This could have a material effect on our operating results and financial position.

•	Our taxes payable balance is comprised primarily of tax contingencies that are recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. These potential exposures result from the varying application of statutes, rules, regulations, and interpretations. Our tax contingencies are established based on past experiences and judgments about potential actions by taxing jurisdictions. The ultimate resolution of these matters may be materially greater or less than the amount that we have accrued.

•	We are subject to the possibility of loss contingencies for various legal matters. We regularly evaluate current information available to us to determine whether any accruals should be made based on the status of the case, the results of the discovery process, and other factors. If we ultimately determine that an accrual should be made for a legal matter, this accrual could have a material effect on our operating results and financial position.

Results of Operations

The following table summarizes the results of our operations for the first quarter of fiscal years 2004 and 2003 as a percentage of net sales. All percentage amounts were calculated using the underlying data in thousands:

	Three Months Ended
	June 28, 2003	June 29, 2002
Net sales	100%	100%
Gross margin	49%	51%
Research and development	51%	37%
Selling, general and administrative	31%	27%
Restructuring and other costs	19%	3%
Amortization of acquired intangibles	9%	6%

Loss from operations	(61)%	(22)%
Realized gain on marketable equity securities	0%	2%
Interest expense	0%	0%
Interest income	1%	1%
Other income (expense), net	0%	0%

Loss before income taxes and loss from discontinued operations	(60)%	(19)%
Provision for income taxes	0%	0%

Loss from continuing operations	(60)%	(19)%
Loss from discontinued operations	0%	(2)%

Net loss	(60)%	(21)%

Net Sales

During the first quarter of fiscal year 2004, our net sales were $40.7 million, down from $76.0 million for the first quarter of fiscal year 2003. The $35.3 million decrease was primarily due to a decline in sales of our audio and game console products. Net sales from our audio products were down $23.5 million in the first quarter of fiscal year 2004 due to a decline in demand for certain older digital signal processors and converters, along with lower personal computer audio sales, a product line we have de-emphasized. Further, net sales from our game console products declined $9.3 million in the first quarter of fiscal year 2004 from the comparable period of the prior year. The majority of these game console sales were made under a volume purchase agreement, which terms were fulfilled in the fourth quarter of fiscal year 2003. We also experienced a $2.8 million decrease in net sales from our video products in the first quarter of fiscal year 2004 from the comparable period of the prior year as a result of a decline in demand for some of our DVD player components. We expect our net sales in the second fiscal quarter to be $45 million to $50 million.

Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 69% and 80% of net sales during the first quarter of fiscal years 2004 and 2003, respectively.

Our sales are denominated primarily in U.S. dollars. As a result, we have not entered into foreign currency forward exchange and option contracts.

During the first quarter of fiscal year 2004, sales to certain distributors, Memec Group Holdings Limited and Ryoyo Electro Corporation, represented 21% and 10% of net sales, respectively. Net sales in the first quarter of fiscal year 2003 to Thomson Multimedia S.A., Memec Group Holdings Limited, and Reigncom Limited accounted for 15%, 15%, and 11% of net sales, respectively.

Gross Margin

Gross margin as a percentage of net sales was 48.5% in the first quarter of fiscal year 2004, down from 50.8% in the first quarter of fiscal year 2003. The decrease in gross margin percentage between these periods was primarily attributable to a charge to cost of sales in the first quarter of fiscal year 2004 for the impairment of assets to be sold under an agreement with ChipPAC, Inc. (“ChipPAC”). We expect our margins to remain in the 48% to 50% range for the second fiscal quarter of fiscal year 2004.

Research and Development Expense

Research and development expense for the first quarter of fiscal year 2004 of $20.6 million decreased $7.3 million from $27.9 million in the first quarter of fiscal year 2003. This decrease was primarily attributable to our cost cutting measures and reduced outside product development expenses.

Selling, General and Administrative Expense

Selling, general and administrative expense in the first quarter of fiscal year 2004 decreased $8.0 million to $12.5 million from $20.5 million in the first quarter of fiscal year 2003, primarily due to our cost reduction and expense control measures.

We expect our combined research and development and selling, general and administrative expenses to total $33 million to $35 million for our second fiscal quarter.

Restructuring and Other Costs

During the first quarter of fiscal year 2004, we recorded a charge of $5.8 million in operating expenses for facility consolidations in California and Texas. We also recorded a restructuring charge of $0.3 million related to workforce reductions during the first quarter. Additionally, we recorded an impairment charge of $1.5 million for property and equipment associated with our Austin, Texas facility consolidation. We will record additional restructuring charges in the second and third quarters of fiscal year 2004 as we transition our test operations to ChipPAC and eliminate approximately 120 employee positions in Austin, Texas over the next two quarters.

During the first quarter of fiscal year 2003, we announced our intentions to reduce costs and operating expenses. We eliminated approximately 150 employee positions worldwide, or 13% of the total workforce, from various business functions and job classes over the first half of fiscal year 2003. During the first quarter of fiscal year 2003, we recorded a restructuring charge of $1.7 million in operating expenses to cover costs associated with a portion of these workforce reductions and $0.4 million related to facility consolidations.

Amortization of Acquired Intangibles

During the first quarter of fiscal year 2004 we recorded $3.8 million in amortization of acquired intangibles related to acquisitions in fiscal years 2002 and 2000. During the first quarter of fiscal year 2003, we recorded $4.7 million in amortization of acquired intangibles. The decrease of $0.9 million was primarily attributable to the write-off of ShareWave, Inc. (“ShareWave”) and AudioLogic, Inc. acquired intangibles during the fourth quarter of fiscal year 2003.

Realized Gain on Marketable Equity Securities

During the first quarter of fiscal year 2003, we realized a gain of $1.4 million related to receipt of proceeds previously held back by Intel Corporation on the fiscal year 2001 sale of our interest in Basis Communications.

Interest Income

Interest income was $0.6 million for the first quarter of fiscal year 2004 and $0.8 million for the first quarter of fiscal year 2003. The decrease of $0.2 million was primarily due to lower cash and cash equivalent balances on which interest was earned coupled with lower interest rates during the first quarter of fiscal year 2004.

Income Taxes

We incurred income tax expense of $21 thousand for the first quarter of fiscal year 2004, compared to $29 thousand incurred for the comparable period of fiscal year 2003. The income tax expense for both periods consisted primarily of foreign withholding and foreign income taxes.

SFAS 109, “Accounting for Income Taxes,” provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance equal to our net deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis.

We expect to benefit from a $7.2 million reduction in income taxes payable due to the release of a reserve in the second quarter of fiscal year 2004. This release will not have a cash impact.

Loss from Discontinued Operations

In June 2002, the stockholders of eMicro Corporation (“eMicro”), a joint venture between the Company and Creative Technology Ltd., voted to dissolve the entity, and it ceased operations during the first quarter of fiscal year 2003. In connection with the cessation of operations of eMicro during the first quarter of fiscal year 2003, we recorded its results of operations as discontinued at that time. During the first quarter of fiscal year 2004, eMicro made the final cash distribution to its shareholders.

Employee Stock Option Exchanges

On December 20, 2002, we completed a stock option exchange program offered to all eligible option holders. Under the exchange offer, eligible employees had the opportunity to tender for cancellation certain stock options in exchange for new options to be granted at least six months and one day after the cancellation of the tendered options. Members of the Board of Directors and executive officers were not eligible to participate in the exchange program. Each eligible participant received a new option to purchase 0.75 share of common stock for each option to purchase one share of common stock canceled. We accepted approximately 3.4 million options for exchange in December 2002 and granted approximately 2.3 million new options on June 23, 2003. The exercise price per share of the new options was $3.40, equal to the fair market value of our common stock on the date of the grant. We did not record any compensation expense as a result of the exchange program.

Liquidity and Capital Resources

We used approximately $7.1 million of cash and cash equivalents in our operating activities during the first quarter of fiscal year 2004, primarily due to the cash components of our net loss partially offset by the change in our working capital, primarily an increase in accounts payable and accrued liabilities. In the comparable period of fiscal year 2003, we used approximately $6.8 million primarily due to the cash components of our net loss and a decline in accounts payable, accrued liabilities, and an increase in gross inventory. These uses were partially offset by a decrease in accounts receivable.

We used $0.6 million of cash in investing activities during the first quarter of fiscal year 2004, primarily for the purchase of property and equipment and technology licenses. In the first quarter of fiscal year 2003, we used $3.1 million for investing activities, primarily related to purchases of property and equipment and technology licenses, partially offset by the receipt of proceeds previously held back by Intel Corporation on the fiscal year 2001 sale of our interest in Basis Communications.

We generated $0.4 million in cash from financing activities during the first quarter of fiscal year 2004 related to the issuance of common stock in connection with option exercises and our employee stock purchase plan. For the comparable period in fiscal year 2003, we generated $1.3 million in cash from financing activities primarily related by the issuance of common stock of $1.6 million from the exercise of employee stock options and the purchase of stock under the employee stock purchase plan, partially offset by capital lease payments.

We have a $9.0 million letter of credit secured by $9.0 million in restricted cash. The letter of credit was issued to secure certain obligations under a lease agreement for our new headquarters and engineering facility in Austin,

Texas. Due to the acquisition of Stream Machine Company (“Stream Machine”) in fiscal year 2002, we also have $2.3 million in restricted cash securing a letter of credit related to Stream Machine’s office lease. This $2.3 million in restricted cash will be released in the second quarter of fiscal year 2004 due to our exit from this property in the fourth quarter of fiscal year 2003. We also have $0.5 million in restricted cash securing a writ of attachment related to ongoing litigation involving Western Digital Corporation.

We have not paid cash dividends on our common stock and currently intend to continue our policy of retaining any earnings for reinvestment in our business. Although we cannot assure that we will be able to generate cash in the future, we anticipate that our existing capital resources and cash flow generated from future operations will enable us to maintain our current level of operations for the next 12 months. For the second quarter of fiscal year 2004, we expect to use $5 million to $10 million in cash. As a result, we expect total cash at the end of the second quarter of fiscal year 2004 to range between $106 million and $111 million.

Factors That May Affect Future Operating Results

Our business faces significant risks. The risk factors set forth below may not be the only ones that we face. Additional risks that we are not aware of yet or that currently are not material may adversely affect our business operations.

Further weakening or delayed recovery in the highly cyclical semiconductor equipment industry may adversely affect our business.

We are subject to business cycles, and it is difficult to predict the timing, length, or volatility of these cycles. After growth in calendar years 1999 and 2000, the condition of the semiconductor industry declined significantly in calendar year 2001, and it has not recovered. Further weakening or delayed recovery could continue to adversely affect our business. During downturns, customers usually reduce purchases, delay delivery of products, shorten lead times on orders, and/or cancel orders. These downturns create pressure on our net sales, gross margins, and operating income. In addition, these downturns may result in retention issues with our employees, who are vital to our success.

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

We changed the focus of our business to the consumer digital entertainment electronics market in fiscal year 2002. We are focusing on audio/video receivers, personal compressed audio players, automotive audio applications, DVD recorders, and personal video recorders. We expect the consumer digital market to expand; however, our strategy may not be successful. Given current economic conditions in the United States and internationally, as well as the large installed base of consumer electronics products, consumer spending on home electronic products may not increase as expected. In addition, the potential decline in consumer confidence and consumer spending relating to future terrorist attacks could have a material adverse effect on our business.

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

Although we seek to design products that have the potential to become industry standard products, we cannot assure you that the market leaders will adopt any products introduced by us, or that any products initially accepted by our customers will become industry standard products. Both revenues and margins may be materially affected if new product introductions are delayed, or if our products are not designed into successive generations of our customers’ products. We cannot assure you that we will be able to meet these challenges, or adjust to changing market conditions as quickly and cost-effectively as necessary to compete successfully. Our failure to develop and introduce new products successfully could harm our business and operating results.

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

Our principal competitors include AKM Semiconductors, ALi Semiconductor, Advanced Micro Devices, Analog Devices, ATMEL, Broadcom, Conexant, ESS Technologies, Fujitsu Semiconductor, Intel, Linear Technology, LSI Logic, Maxim, Mediatek, Motorola, Philips, Samsung Semiconductor, Sharp Semiconductor, SigmaTel, ST Microelectronics, Sunplus, Texas Instruments, Tripath, Wolfson, Yamaha, and Zoran, many of whom have substantially greater financial, engineering, manufacturing, marketing, technical, distribution and other resources, broader product lines, greater intellectual property rights, and longer relationships with customers than we have. We also expect intensified competition from emerging companies and from customers who develop their own integrated circuit products. In addition, some of our current and future competitors maintain their own fabrication facilities, which could benefit them in connection with cost, capacity and technical issues.

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

Export sales, principally to Asia, include sales to U.S-based customers with manufacturing plants overseas, and accounted for 69 percent, 77 percent and 85 percent of net sales in the first quarter of fiscal year 2004, and in fiscal years 2003 and 2002, respectively. We expect export sales to continue to represent a significant portion of product sales. This reliance on sales internationally subjects us to the risks of conducting business internationally, including political and economic conditions, on our customers, employees and contract manufacturers in Asia. For example, the financial instability in a given region, such as Asia, may have an adverse impact on the financial position of end users in the region, which could impact future orders and harm our results of operations. Our international sales operations involve a number of other risks, including:

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

In addition to export sales constituting a majority of our net sales, we are expanding our international operations. Specifically, we have recently focused our efforts on expanding in the People’s Republic of China by employing local design, sales and technical support personnel. In addition, we are also using contract manufacturers in the region for foundry, assembly and/or test operations. Expansion into this region has required and will continue to require significant management attention and resources. We have limited experience in the Chinese market and may not succeed in expanding our presence into this market or other international markets. Failure to do so could harm our business. In addition, there are risks inherent in expanding our presence into foreign regions, including, but not limited to:

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

We need to manage the transition of the sale of our test operations assets to ChipPAC.

On June 26, 2003, we agreed to sell our test operations assets, consisting of analog and mixed-signal testers, handlers and wafer probes, to ChipPAC, a provider of semiconductor packaging design, assembly, test, and distribution services. ChipPAC will transfer these test assets to its China facility over a six-month period. This asset transfer may involve a number or risks, including but not limited to:

•	the potential disruption of our ongoing business,

•	possibly having to secure additional capacity with another test provider during this six-month period, given the potential lower level of testing services that may be available as the assets are transferred to China,

•	the diversion of management’s resources involved in monitoring this transition and ensuring that we have adequate test operations during the transition period from other business concerns, and

•	incurring unknown difficulties associated with the transfer of the assets to China, thereby jeopardizing the ongoing testing operations performed by ChipPAC and as a result, adversely affecting our ability to have our products tested in a timely manner.

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

Shifts in industry-wide capacity from shortages to oversupply, or from oversupply to shortages, may result in significant fluctuations in our quarterly and annual operating results. We must order wafers and build inventory well in advance of product shipments. Because our industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand, order cancellations, or technological obsolescence, there is a risk that we and/or our customers will forecast inaccurately and that we produce excess inventories of particular products.

In addition, we rely on contract manufacturers to produce our semiconductor components. We generally order our products through non-cancelable orders from third-party foundries based on our sales forecasts, and our customers can generally cancel or reschedule orders they place with us without significant penalties. If we do not receive orders as anticipated by our forecasts, or customers cancel orders that are placed, we may experience increased inventory levels and incur future inventory write-downs or charges due to the lower of cost or market accounting, excess inventory, or inventory obsolescence.

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

In the first quarter of fiscal year 2004 and in fiscal years 2003 and 2002, sales to our distributors accounted for 63 percent, 57 percent, and 38 percent, respectively, of our net sales. The future of our business, as well as the future growth of our business, will depend in part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products, and manage these relationships. The inability to successfully do so could adversely affect our business.

We may need to acquire other companies or technologies and successfully integrate them into our business to compete in our industry.

We acquired LuxSonor Semiconductors, Inc. (“LuxSonor”), ShareWave, and Stream Machine, as well as the assets of Peak Audio, Inc., in fiscal year 2002. We will continue to consider future acquisitions of other companies, or their technologies or products, to improve our market position, broaden our technological capabilities, and expand our product offerings. However, we may not be able to acquire, or successfully identify, the companies, products or technologies that would enhance our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7a, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 29, 2003.

ITEM 4. CONTROLS AND PROCEDURES

•	We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Securities Exchange Act of 1934 (the “Exchange Act”) filings is properly and timely recorded and reported. We have formed a Disclosure Control Committee comprised of key individuals from several disciplines in the Company who are involved in the disclosure and reporting process. This committee, which is led by the acting Chief Financial Officer (“CFO”), meets periodically to ensure the timeliness, accuracy and completeness of the information required to be disclosed in our filings.

•	Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the acting CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and applicable rules.

•	There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

•	In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in a cost-effective control system, misstatements due to error and/or fraud may occur and not be detected.

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

On December 31, 2002, the court granted our motion for summary adjudication of five of the seven causes of action in the plaintiffs’ first amended complaint. On April 25, 2003, the court granted the plaintiffs’ leave to file a second amended complaint. The trial is scheduled for December 2003.

ATI and NVIDIA

On May 16, 2003, we initiated a lawsuit in the Western District of Texas, Austin Division, against ATI Technologies Inc. (“ATI”) and NVIDIA Corporation (“NVIDIA”) for infringement of our United States Patent No. 5,841,418. As part of our complaint, we are seeking damages and a permanent injunction against further infringement by certain graphics processors made, used, sold, offered for sale, or imported into the United States by ATI and NVIDIA. NVIDIA filed counterclaims against us on July 11, 2003, for infringement of U.S. Patent Nos. 5,768,628; 5,968,148; and 6,292,854. NVIDIA is seeking damages and a permanent injunction against further infringement by certain products made, used, sold, offered for sale, or imported into the United States by us. We intend to prosecute and defend our lawsuit vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders of Cirrus Logic, Inc. on July 31, 2003, the stockholders voted on three proposals as reflected below:

•	The first matter voted on was a proposal to elect seven directors for one-year terms. All director nominees were elected. The following table sets forth the votes in this election:

David D. French	For:	62,922,582	Against:	13,816,549	Abstain:	0
D. James Guzy	For:	70,340,213	Against:	6,398,918	Abstain:	0
Michael L. Hackworth	For:	70,140,733	Against:	6,598,398	Abstain:	0
Suhas S. Patil	For:	70,377,682	Against:	6,361,449	Abstain:	0
Walden C. Rhines	For:	69,275,067	Against:	7,464,064	Abstain:	0
William D. Sherman	For:	68,604,922	Against:	8,134,209	Abstain:	0
Robert H. Smith	For:	69,188,989	Against:	7,550,142	Abstain:	0

There were no broker non-votes.

•	The second matter voted on was a proposal to approve an amendment to the Third Amended and Restated 1989 Employee Stock Purchase Plan, increasing the number of shares of common stock available for grant under the plan by 1,500,000 shares. The following table sets forth the votes in this election:

For: 67,533,834            Against: 8,735,350            Abstain: 169,847

There were 300,100 broker non-votes.

•	The third matter voted on was a proposal to ratify the appointment of Ernst & Young LLP as independent auditors. The following table sets forth the votes in this election:

For: 75,749,637            Against: 883,898                Abstain: 105,596

There were no broker non-votes.

ITEM 5. OTHER INFORMATION

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, we are responsible for listing the non-audit services to be performed by our external auditor, Ernst & Young LLP, as approved by our Audit Committee or the Chairman of the Audit Committee pursuant to authority delegated to him by the Audit Committee. During the first quarter of fiscal year 2004, our Chairman of the Audit Committee approved the engagement of Ernst & Young LLP in connection with the notice we received from the Inland Revenue Authority of Singapore regarding additional goods and services taxes owed by us, as disclosed in Note 8 in the Notes to our Consolidated Condensed Financial Statements contained in “Item 1—Financial Statements.”

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

3.4	(ii)	Amended and Restated Bylaws of Registrant.

31.1		Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2		Certificate of the acting Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the acting Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(b)	Reports on Form 8-K:

On April 30, 2003, we filed a Form 8-K regarding our fourth quarter earnings release.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRRUS LOGIC, INC.

By:	/s/ W. KIRK PATTERSON
W. Kirk Patterson
Acting Chief Financial Officer
Date: August 6, 2003