Form 10-Q
period 2003-09-27
CIRRUS LOGIC INC
filed 2003-11-05
CIK 772406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of October 25, 2003 was 83,992,939.

CIRRUS LOGIC, INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED SEPTEMBER 27, 2003

CIRRUS LOGIC, INC.

CONSOLIDATED CONDENSED BALANCE SHEET

(in thousands)

	September 27, 2003	March 29, 2003

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$119,059	$110,964
Restricted cash	8,265	11,844
Marketable equity securities	1,654	543
Accounts receivable, net	21,860	22,712
Inventories	25,130	22,339
Other current assets	19,243	8,293

Total current assets	195,211	176,695

Property and equipment, net	25,317	35,321
Intangibles, net	37,035	38,797
Other assets	5,220	6,453

	$262,783	$257,266

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$53,342	$43,089
Income taxes payable	30,319	37,820

Total current liabilities	83,661	80,909

Long-term obligations	16,587	12,830

Stockholders’ equity:
Capital stock	869,238	867,976
Accumulated deficit	(707,175)	(703,912)
Accumulated other comprehensive income (loss)	472	(537)

Total stockholders’ equity	162,535	163,527

	$262,783	$257,266

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

(in thousands, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002

Net sales	$50,130	$73,314	$90,854	$149,338
Costs and expenses:
Cost of sales	24,132	37,227	45,121	74,618
Research and development	20,427	25,955	41,073	53,918
Selling, general and administrative	12,203	19,939	24,720	40,410
Restructuring and other costs	395	3,102	8,035	5,187
Amortization of acquired intangibles	3,778	4,661	7,556	9,347
Patent infringement settlements, net	(14,402)	—	(14,402)	—

Total costs and expenses	46,533	90,884	112,103	183,480

Income (loss) from operations	3,597	(17,570)	(21,249)	(34,142)
Realized gain (loss) on marketable equity securities	10,080	(947)	10,080	453
Interest expense	—	(96)	—	(119)
Interest income	247	637	870	1,400
Other income (expense), net	8	(354)	(65)	(280)

Income (loss) before income taxes and loss from discontinued operations	13,932	(18,330)	(10,364)	(32,688)
Provision (benefit) for income taxes	(7,122)	29	(7,101)	58

Income (loss) from continuing operations	21,054	(18,359)	(3,263)	(32,746)
Loss from discontinued operations	—	—	—	(1,452)

Net income (loss)	$21,054	$(18,359)	$(3,263)	$(34,198)

Basic income (loss) per share:
From continuing operations	$0.25	$(0.22)	$(0.04)	$(0.39)
Discontinued operations	—	—	—	(0.02)

	$0.25	$(0.22)	$(0.04)	$(0.41)

Diluted income (loss) per share:
From continuing operations	$0.25	$(0.22)	$(0.04)	$(0.39)
Discontinued operations	—	—	—	(0.02)

	$0.25	$(0.22)	$(0.04)	$(0.41)

Weighted average common shares outstanding:
Basic	83,946	83,413	83,855	83,215
Diluted	85,556	83,413	83,855	83,215

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(in thousands; unaudited)

	Six Months Ended
	September 27, 2003	September 28, 2002
Cash flows from operating activities:
Net loss	$(3,263)	$(34,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,476	21,695
Gain on marketable equity securities	(10,080)	(453)
Other non-cash charges	3,238	4,478
Net change in operating assets and liabilities	(4,688)	(7,642)

Net cash used in operating activities	(317)	(16,120)

Cash flows from investing activities:
Proceeds from sale of equity investments	10,080	1,400
Additions to property and equipment	(1,091)	(9,488)
Investments in technology	(8,123)	(3,279)
Proceeds from sale of assets	3,500	—
Decrease in restricted cash	3,579	—
Decrease (increase) in deposits and other assets	(14)	98

Net cash provided by (used in) investing activities	7,931	(11,269)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(515)
Issuance of common stock, net of issuance costs	481	1,707

Net cash provided by financing activities	481	1,192

Net increase (decrease) in cash and cash equivalents	8,095	(26,197)
Cash and cash equivalents at beginning of period	110,964	140,529

Cash and cash equivalents at end of period	$119,059	$114,332

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. (“we,” “us,” “our,” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited consolidated condensed financial statements do not include complete footnotes and financial presentations. As a result, these financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended March 29, 2003, included in our 2003 Annual Report on Form 10-K. In our opinion, the financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year. We maintain a web site at www.cirrus.com, which makes available free of charge our recent annual report and other filings with the SEC.

Certain reclassifications have been made to the fiscal year 2003 financial statements to conform to the fiscal year 2004 presentation. These reclassifications had no effect on the results of operations or stockholders’ equity.

2. Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective immediately for all new variable interest entities created or acquired after January 31, 2003. We do not have any new variable interest entities, which required consolidation under FIN 46. On October 9, 2003, the FASB deferred the implementation of FIN 46 for variable interest entities that existed on or before January 31, 2003 until the end of the first interim or annual period ending after December 15, 2003. As a result, we are required to comply with FIN 46 for pre-existing variable interest entities by the end of our third fiscal quarter, which ends on December 27, 2003. We are currently evaluating the effect of this financial interpretation on any variable interest entities that existed on or before January 31, 2003. At this time, we do not believe that the adoption of the delayed provisions of FIN 46 will have a material impact on our results of operations.

3. Inventories

Inventories are comprised of the following (in thousands):

	September 27, 2003	March 29, 2003

Work-in process	$19,767	$16,966
Finished goods	5,363	5,373

	$25,130	$22,339

4. Sale of Investment in SigmaTel, Inc.

In the second quarter of fiscal year 2004, we realized a gain of $10.1 million related to our investment in SigmaTel, Inc. (“SigmaTel”). In November 2000, we entered into a litigation settlement with SigmaTel in which we received shares of common stock, guaranteed to be valued at $10.5 million should SigmaTel complete an initial public offering (“IPO”) in the future. On September 16, 2003, SigmaTel completed its IPO. We sold all of our shares and received $5.6 million, net of selling commissions. We also received a payment of $4.5 million from SigmaTel, which was the difference between the guaranteed $10.5 million value and the IPO value of our investment.

5. Assets Held for Sale

On June 26, 2003, we agreed to sell for $3.5 million our test operation assets, which consist primarily of analog and mixed-signal testers, handlers and wafer probes, to ChipPAC, Inc. (“ChipPAC”), a provider of semiconductor packaging design, assembly, test, and distribution services. The transaction closed and the cash was received on June 30, 2003. We expect to complete the transfer of assets by the end of this fiscal year. As a result of the planned transfer of these assets to ChipPAC, we recorded an impairment charge of $0.7 million in cost of sales during the first fiscal quarter and reclassified the related assets to assets held for sale, a component of other current assets. During the second fiscal quarter, we transferred approximately $0.4 million of the assets under this agreement. At September 27, 2003, we had $3.1 million in assets held for sale and $3.1 million in accrued liabilities related to proceeds associated with the assets held for sale. In addition to the transfer of assets, we have entered into a long-term outsourcing agreement, under which ChipPAC will provide package development, wafer probe, assembly, final test and distribution services to us.

6. Acquired Intangibles

The following information details the gross carrying amount and accumulated amortization of our acquired intangible assets (in thousands):

	As of September 27, 2003		As of March 29, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core Technology	$8,290	$(3,702)	$8,290	$(2,763)
License Agreements	1,940	(868)	1,940	(656)
Existing Technology	43,430	(21,784)	49,783	(21,772)
Trademarks	320	(193)	320	(153)

	$53,980	$(26,547)	$60,333	$(25,344)

Amortization expense for all acquired intangibles in the second quarter of fiscal years 2004 and 2003 was $3.8 million and $4.7 million, respectively. Amortization expense for the first six months of fiscal years 2004 and 2003 was $7.6 million and $9.3 million, respectively. The following table details the estimated aggregate amortization expense for all acquired intangibles for fiscal year 2004 and for each of the five succeeding fiscal years (in thousands):

For the year ended March 27, 2004	$14,394
For the year ended March 26, 2005	13,676
For the year ended March 25, 2006	6,043
For the year ended March 31, 2007	248
For the year ended March 29, 2008	203
For the year ended March 28, 2009	203

7. Income Taxes

We realized an income tax benefit of $7.1 million for both the second quarter and the first six months of fiscal year 2004, primarily as a result of a one-time benefit of $7.2 million from the reversal of previously accrued state taxes. The tax reversal was a result of the expiration of the statute of limitations for the years in which certain potential state tax liabilities existed. The income tax benefit was partially offset by approximately $0.1 million of income tax expense that consisted primarily of foreign withholding and foreign income taxes. We incurred income tax expense of $29 thousand in the second quarter of fiscal year 2003 and $58 thousand for the first six months of fiscal year 2003. These expenses consisted primarily of foreign withholding and foreign income taxes.

Our taxes payable balance is comprised primarily of tax contingencies that are recorded to address exposures involving tax positions we have taken that could be challenged by taxing authorities. These exposures result from the varying application of statutes, rules, regulations and interpretations. Our tax contingencies are established based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be materially greater or less than the amount that we have accrued.

Statement of Financial Accounting Standard No. 109 (“SFAS 109”), “Accounting for Income Taxes,” provides for the recognition of deferred tax assets if realization of the assets is more likely than not. We have provided a valuation allowance equal to our net deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis.

8. Restructuring and Other Costs

During the second quarter of fiscal year 2004, we recorded a charge of $0.5 million in operating expenses for severance primarily related to the outsourcing of our test operations, partially offset by a release of $0.1 million related to an excess severance accrual from a prior year. As a result of this outsourcing agreement, we expect to eliminate approximately 120 test operations positions in Austin, Texas and expect to record a total severance amount of approximately $0.8 million during this fiscal year. We eliminated 17 of these positions during the second quarter of fiscal year 2004. During the first six months of fiscal year 2004, we recorded a restructuring charge of $5.8 million in operating expenses for facility consolidations in California and Texas, and an impairment charge of $1.5 million for property and equipment associated with our Austin, Texas facility consolidation. Additionally, we recorded a net charge of $0.7 million related to workforce reductions.

During the second quarter of fiscal year 2003, we recorded a charge to operating expense of $1.3 million related to severance associated with workforce reductions and $1.8 million to fully expense certain intangible and fixed assets that will no longer be used as a result of our workforce reduction. We eliminated approximately 150 employee positions worldwide from various business functions and job classes over the first half of fiscal year 2003. During the first half of fiscal year 2003, we recorded a restructuring charge of $3.0 million in operating expenses to cover costs associated with these workforce reductions, $0.4 million related to facility consolidations and $1.8 million to fully expense certain intangible and fixed assets, as previously discussed.

As of September 27, 2003, we had a remaining accrual for all of our past restructurings of $10.5 million, primarily related to net lease expenses that will be paid over their respective lease terms through fiscal year 2013, along with other anticipated lease termination costs. We have classified $7.5 million of this restructuring accrual as long term.

The following table details the changes in all of our restructuring accruals during the six months ended September 27, 2003:

Description	March 29, 2003	Charges to P&L	Cash Payments	September 27, 2003
Severance - fiscal year 2004	$—	$754	$(337)	$417
Facilities abandonment - fiscal year 2004	—	5,868	(486)	5,382
Severance - fiscal year 2003	141	(95)	(46)	—
Facilities abandonment - fiscal year 2003	504	5	(143)	366
Facilities abandonment - fiscal year 2002	4,101	—	(295)	3,806
Facilities abandonment - fiscal year 1999	492	—	—	492

	$5,238	$6,532	$(1,307)	$10,463

9. Contingencies

Fujitsu

On October 19, 2001, we filed a lawsuit against Fujitsu, Ltd. in the United States District Court for the Northern District of California. We are alleging claims for breach of contract and anticipatory breach of contract, and seek damages in excess of $46 million. The basis for our complaint is Fujitsu’s refusal to pay for chips delivered to and accepted by it. On December 17, 2001, Fujitsu filed an answer and a counterclaim. Fujitsu alleges claims for breach of contract, breach of warranty, quantum meruit/equitable indemnity, and declaratory relief. The basis for the claims is our sale of allegedly defective chips to Fujitsu, which chips allegedly caused Fujitsu’s hard disk drives to fail. The counterclaim does not specify the damages Fujitsu seeks, other than to allege it has sustained “tens of millions” of dollars in damages. Our claim is based on chips that are not included in Fujitsu’s counterclaim but for which Fujitsu has not paid. To facilitate the resolution of all claims in one lawsuit, including our claims against potentially responsible third parties, we and Fujitsu agreed to realign our claims with Fujitsu as the plaintiff and us as the defendant and counterclaimant. This realignment allowed us and Fujitsu to file in the same lawsuit third-party claims alleging breach of contract and warranty against Amkor Technology, Inc., the company that recommended and sold us the goods that allegedly caused Fujitsu’s hard disk drives to fail. Amkor filed an answer to our third-party claim and a third-party complaint for implied contractual indemnity and breach of warranties against Sumitomo Bakelite Co., Ltd., the company that sold the allegedly defective goods to Amkor. The trial is scheduled for July 2004. At this time, we are unable to assess the potential outcome of this litigation. We intend to defend and prosecute our lawsuit vigorously. Further, we believe that any potential liability in connection with Fujitsu’s counterclaim is covered by insurance coverage and claims we have against third parties.

Western Digital

On July 5, 2001, Western Digital Corporation and its Malaysian subsidiary, Western Digital (M) SDN.BHD, (“WD”) filed a lawsuit against us in the Superior Court of the State of California, Orange County, in connection with the purchase of “read channel” chips from us, as explained in more detail below. On August 20, 2001, we filed a cross-complaint against the plaintiffs, and on October 9, 2001, the Court granted our motion for judgment on the pleadings that resulted in the dismissal of the plaintiffs’ entire original complaint.

The plaintiffs filed an amended complaint, in which they alleged that they entered into an oral supply contract for “read channel” chips with us, and that we breached the contract and our duty of good faith and fair dealing. This amended complaint sought among other things, unspecified damages and declaratory relief. We filed a cross-complaint against the plaintiffs, alleging causes of action for breach of contract, fraud and negligent misrepresentation.

On December 24, 2001, the trial court granted our application for writs of attachment against the plaintiffs in the amount of approximately $25 million. The plaintiffs appealed the order, and the court of appeals affirmed the decision of the trial court on May 6, 2003. Pursuant to an agreement we entered into, the plaintiffs delivered to us a letter of credit in the amount of approximately $25 million in substitution for an attachment of their property.

On December 31, 2002, the court granted our motion for summary adjudication of five of the seven causes of action in the plaintiffs’ first amended complaint. On April 25, 2003, the court granted the plaintiffs’ leave to file a second amended complaint.

On August 22, 2003, we signed an agreement to settle the litigation with WD. Under the terms of the agreement, WD made a one-time payment to us for $45 million on October 16, 2003. We will record the settlement as a credit to operating expense during the third quarter when the payment was received.

LuxSonor Semiconductors, Inc.

On April 9, 2003, we filed a claim for approximately $760,000 against the escrow account set up in connection with our acquisition of LuxSonor Semiconductors, Inc. (“LuxSonor”). This escrow account was set up to compensate us in the event of certain breaches of warranties and covenants by LuxSonor made in the Agreement of Merger. Our claim comprised of (i) certain penalties and fees we assumed in connection with the acquisition, (ii) an uncollectible accounts receivable, (iii) unreported accounts payable, and (iv) issues related to the infringement of certain third-party intellectual property rights. We are currently in discussions with the LuxSonor shareholders’ representative regarding our claim.

ATI and NVIDIA

On May 16, 2003, we initiated a lawsuit against NVIDIA Corporation (“NVIDIA”) and ATI Technologies, Inc. (“ATI”) for infringement of our United States Patent No. 5,841,418. As part of our complaint, we sought damages and a permanent injunction against further infringement by certain graphics processors made, used, sold, offered for sale, or imported into the United States by NVIDIA and ATI. NVIDIA filed counterclaims against us on July 11, 2003, for infringement of U.S. Patent Nos. 5,768,628; 5,968,148; and 6,292,854. NVIDIA sought damages and a permanent injunction against further infringement by certain products made, used, sold, offered for sale, or imported into the United States by us.

On August 11, 2003, we entered into a Patent Sale, Assignment and Cross-License Agreement with NVIDIA and NVIDIA International, Inc. to settle the pending litigation. As a result of this agreement, NVIDIA paid us $9 million on August 11, 2003. On September 23, 2003, we entered into a Patent Sale, Assignment and Cross-License Agreement with ATI and ATI International SRL to settle the pending litigation. As a result of this agreement, ATI paid us $9 million on October 2, 2003. Under the terms of a contingency fee arrangement, we were obligated to pay outside counsel a percentage of these settlements. Both the settlements and the contingent legal fees were recorded in the second quarter of fiscal year 2004. These settlements, net of associated expenses, were $14.4 million and were recorded as a separate line in operating expenses.

Wolfson Microelectronics

On October 9, 2003, we filed a lawsuit against Wolfson Microelectronics, plc, a United Kingdom company, and Wolfson Microelectronics Ltd., a Delaware corporation, in the U.S. District Court for the Southern District of California. We are alleging that several Wolfson products that incorporate digital-to-analog converters infringe U.S. Patent No. 6,492,928 and U.S. Patent No. 6,011,501. We are seeking damages and requesting a permanent injunction against Wolfson from making, using, offering to sell or selling in the U.S. or importing into the U.S. any infringing products. We intend to prosecute our lawsuit vigorously. At this time, we are unable to assess the potential outcome of this litigation.

On October 14, 2003, we filed a complaint requesting that the U.S. International Trade Commission (the “ITC”) initiate an investigation of Wolfson Microelectronics, plc, for violation of Section 337 of the Tariff Act of 1930, in the importation, sale for importation and sale in the U.S. after importation of certain digital-to-analog converters and other products containing these converters. We have asked the ITC to investigate whether certain Wolfson products infringe one or more of the claims of U.S. Patent No. 6,492,928.

We are seeking a permanent exclusion order banning the importation into the U.S. of the allegedly infringing products and a cease-and-desist order halting the sale of these infringing products, as well as other relief the ITC deems appropriate.

Other Claims

On June 3, 2003, the Inland Revenue Authority of Singapore notified us that it disagreed with our classification of sales to certain disk drive customers from May 1997 to March 1998, resulting in additional goods and services taxes owed by us. In the event we do not prevail, we could owe approximately $5 million, plus interest and penalties. We are contesting this claim and, if necessary, will pursue reimbursement from these customers. We are unable at this time to make a determination regarding the outcome of this matter.

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

10. Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net income (loss)	$21,054	$(18,359)	$(3,263)	$(34,198)
Change in unrealized gain (loss) on marketable equity securities	901	(1,648)	1,112	(2,428)
Reclassification adjustment for other than temporary losses on marketable equity securities included in net income (loss)	—	947	—	947
Change in unrealized loss on foreign currency translation adjustments	19	197	(103)	582

	$21,974	$(18,863)	$(2,254)	$(35,097)

11. Stock Option Exchange Program

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

12. Stock-Based Compensation

The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net income (loss) as reported	$21,054	$(18,359)	$(3,263)	$(34,198)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	358	1,719	781	2,767

Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax related effects	(4,093)	(2,435)	(7,038)	(10,783)

Proforma net income (loss)	$17,319	$(19,075)	$(9,520)	$(42,214)

Basic net income (loss) per share as reported	$0.25	$(0.22)	$(0.04)	$(0.41)
Proforma basic net income (loss) per share	0.21	(0.23)	(0.11)	(0.51)
Diluted net income (loss) per share as reported	0.25	(0.22)	(0.04)	(0.41)
Proforma diluted net income (loss) per share as reported	0.20	(0.23)	(0.11)	(0.51)

13. Subsequent Event

On October 29, 2003, we announced that we curtailed further investment in research and development for standalone DVD players and will reduce headcount by 24 positions in Broomfield, Colorado over the course of the third fiscal quarter. As a result of this action, we expect to reduce our annual research and development expenses by approximately $4.0 million to $5.0 million beginning in our fourth fiscal quarter. Earlier in the third fiscal quarter, we implemented targeted expense reductions, which included the elimination of 38 positions, primarily in selling, general and administrative functions in Austin, Texas. We expect to incur a cash charge of approximately $1 million related to severance to be paid in the third quarter and a charge of $2 million to $3 million related to facilities consolidation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read along with the unaudited consolidated condensed financial statements and notes thereto included in Item 1 of this Quarterly Report, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 29, 2003, contained in our 2003 Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding third quarter sales, margins, combined research and development and selling, general and administrative expenses, annual research and development expenses, restructuring activities and charges, amortization expenses, restricted cash, total cash, and the transfer of our assets to ChipPAC. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” and “intend,” variations of these types of words, and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

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

Cirrus Logic, Inc. (“we,” “us,” “our,” or the “Company”) is a leader in digital audio, video and high-performance mixed-signal integrated circuits (“ICs”) for consumer entertainment, automotive entertainment and industrial applications. We develop and market ICs and embedded software used by original design manufacturers and original equipment manufacturers. We also provide complete system reference designs based on our technology that enable our customers to bring products to market in a timely and cost-effective manner.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon the unaudited consolidated condensed financial statements included in this report, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts. We evaluate the estimates on an on-going basis. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We also have policies that we consider to be key accounting policies, such as our policy for revenue recognition, including when we defer revenue and gross profit on sales to our distributors. However, our revenue recognition policy does not meet the definition of a critical accounting policy because it does not generally require us to make estimates or judgments that are difficult or subjective.

We believe the following critical accounting policies involve significant judgments and estimates used in the preparation of the consolidated financial statements:

•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We regularly evaluate our allowance for doubtful accounts based upon the age of the receivable, our ongoing customer relations, as well as any disputes with the customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which could have a material effect on our operating results and financial position. Additionally, we may maintain an allowance for doubtful accounts for estimated losses on receivables from customers with whom we are involved in litigation.

•	Inventories are recorded at the lower of cost or market, with cost being determined on a first-in, first-out basis. We write down inventories to net realizable value based on forecasted demand and the age of inventory. Actual demand and market conditions may be different from those projected by management, which could have a material effect on our operating results and financial position.

•	We evaluate the recoverability of property and equipment and intangible assets in accordance with Statement of Financial Accounting Standard No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” This standard requires recognition of impairment of long-lived assets in the event the carrying value of these assets exceeds the fair value of the applicable assets. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Actual useful lives and cash flow could be different from those estimated by management, which could have a material effect on our operating results and financial position.

•	All restructuring charges for workforce reductions and facilities consolidation reflected in the accompanying financial statements were accrued based upon specific plans established by management, in accordance with Emerging Issues Task Force No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” or SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” depending upon the time of the restructuring activity. We use our current borrowing rate as the discount rate for all of our restructuring accruals made under SFAS 146. Our facilities consolidation accruals were based upon our estimates as to the length of time a facility would be vacant, as well as the amount of sublease income we would receive once we sublet the facility, after considering current and projected market conditions. Changes in these estimates or in the discount rate could result in an adjustment to our restructuring accruals in a future quarter, which could have a material effect on our operating results and financial position.

•	Our income taxes payable balance is comprised primarily of tax contingencies that are recorded to address exposures involving tax positions we have taken that could be challenged by taxing authorities. These exposures result from the varying application of statutes, rules, regulations, and interpretations. Our tax contingencies are established based on past experiences and judgments about potential actions by taxing jurisdictions. The ultimate resolution of these matters may be materially greater or less than the amount that we have accrued.

•	We are subject to the possibility of loss contingencies for various legal matters. We regularly evaluate current information available to us to determine whether any accruals should be made based on the status of the case, the results of the discovery process, and other factors. If we ultimately determine that an accrual should be made for a legal matter, this accrual could have a material effect on our operating results and financial position.

Results of Operations

The following table summarizes the results of our operations for the second quarter and first six months of fiscal years 2004 and 2003 as a percentage of net sales. All percentage amounts were calculated using the underlying data in thousands:

	Percentage of Net Sales
	Three Months Ended		Six Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net sales	100%	100%	100%	100%

Gross margin	52%	49%	50%	50%
Research and development	41%	36%	45%	36%
Selling, general and administrative	24%	27%	27%	27%
Restructuring and other costs	1%	4%	9%	4%
Amortization of acquired intangibles	7%	6%	8%	6%
Patent infringement settlements, net	(29)%	0%	(16)%	0%

Income (loss) from operations	8%	(24)%	(23)%	(23)%
Realized gain (loss) on marketable equity securities	20%	(1)%	11%	0%
Interest expense	0%	0%	0%	0%
Interest income	0%	1%	1%	1%
Other income (expense), net	0%	(1)%	0%	0%

Income (loss) before income taxes and loss from discontinued operations	28%	(25)%	(11)%	(22)%
Provision (benefit) for income taxes	(14)%	0%	(8)%	0%

Income (loss) from continuing operations	42%	(25)%	(3)%	(22)%
Loss from discontinued operations	0%	0%	0%	(1)%

Net income (loss)	42%	(25)%	(3)%	(23)%

Net Sales

During the second quarter of fiscal year 2004, our net sales were $50.1 million, down from $73.3 million for the second quarter of fiscal year 2003. This decline of $23.2 million, or 32%, was primarily due to a decrease in sales of our audio and game console products. Net sales from our audio products were down $17.5 million in the second quarter of fiscal year 2004 due to a decline in demand for certain older digital signal processors and converters, along with lower sales of personal computer audio components, a market that we have de-emphasized. Further, net sales from our game console products declined $7.0 million in the second quarter of fiscal year 2004 from the comparable period of the prior year. The majority of these game console sales were made under a volume purchase agreement, which terms were fulfilled in the fourth quarter of fiscal year 2003. Partially offsetting these decreases was an increase of $1.6 million in net sales from our video products in the second quarter of fiscal year 2004 from the comparable period of the prior year as a result of an increase in demand for some of our video recording components. We expect our net sales in the third fiscal quarter to be between $53 million and $56 million.

Net sales for the first two quarters of fiscal year 2004 decreased $58.4 million, or 39%, to $90.9 million from $149.3 million for the first two quarters of fiscal year 2003. Our audio product line decreased by $41.0 million, or 34%, in fiscal year 2004 from fiscal year 2003, primarily due to the de-emphasis of certain products coupled with a decline in demand for certain older digital signal processors and converters. Sales of our game console products decreased $16.3 million, as we fulfilled our commitments under the volume purchase agreement in the fourth quarter of fiscal year 2003. Sales for the video product line decreased by $1.2 million, or 10%, to $11.1 million, primarily as a result of our transition away from the standalone DVD players, which we believe to be subject to increased pricing pressures, to DVD recorders, a market which we believe has stronger growth potential.

Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 72% and 79% of net sales during the second quarter of fiscal years 2004 and 2003, respectively. Export sales were 71% and 79% of total sales in the first six months of fiscal years 2004 and 2003, respectively.

Our sales are denominated in U.S. dollars. As a result, we have not entered into foreign currency forward exchange and option contracts.

The following table summarizes sales to customers that represent more than 10% of our consolidated net sales:

		Three Months Ended		Six Months Ended
		September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Memec Group Holdings Ltd.	*	17%	12%	19%	13%
Ryoyo Electro Corporation	*	12%	14%	11%	10%
Sunamper Electronics Co. Ltd.	*	10%	—	—	—
Honestar Technologies	*	—	11%	—	—
Thompson Multimedia		—	—	—	11%

* Denotes a Distributor

Gross Margin

Gross margin as a percentage of net sales was 51.9% in the second quarter of fiscal year 2004, up from 49.2% in the second quarter of fiscal year 2003. The increase in gross margin percentage between these periods was primarily attributable to lower manufacturing costs and improved product mix. Gross margin as a percentage of net sales was 50.3% and 50.0% in the first half of fiscal years 2004 and 2003, respectively. We expect our margins to remain in the 50% to 52% range for the third quarter of fiscal year 2004.

Research and Development Expense

Research and development expense for the second quarter of fiscal year 2004 was $20.4 million, a decrease of $5.6 million, or 21.5%, from $26.0 million in the second quarter of fiscal year 2003. During the first two quarters of fiscal year 2004, research and development expense decreased $12.8 million from $53.9 million to $41.1 million. Both the decrease for the quarter and six months were primarily attributable to lower headcount and reduced product development expenses.

Selling, General and Administrative Expense

Selling, general and administrative expense in the second quarter of fiscal year 2004 decreased $7.7 million, or 38.7%, to $12.2 million from $19.9 million in the second quarter of fiscal year 2003. During the first two quarters of fiscal year 2004, selling, general and administrative expense decreased $15.7 million from $40.4 million to $24.7 million. Both the decrease for the quarter and six months were primarily attributable to lower headcount.

We expect our combined research and development and selling, general and administrative expenses to total $31 million to $33 million for our third fiscal quarter.

Restructuring and Other Costs

During the second quarter of fiscal year 2004, we recorded a charge of $0.5 million in operating expenses for severance primarily related to the outsourcing of our test operations, partially offset by a release of $0.1 million related to an excess severance accrual from a prior year. As a result of this outsourcing agreement, we expect to eliminate approximately 120 test operations positions in Austin, Texas and expect to record a total severance amount of approximately $0.8 million during this fiscal year. We eliminated 17 of these positions during the second quarter of fiscal year 2004. During the first six months of fiscal year 2004, we recorded a restructuring charge of $5.8 million in operating expenses for facility consolidations in California and Texas, and an impairment charge of $1.5 million for property and equipment associated with our Austin, Texas facility consolidation. Additionally, we recorded a net charge of $0.7 million related to workforce reductions.

During the second quarter of fiscal year 2003, we recorded a charge to operating expense of $1.3 million related to severance associated with workforce reductions and $1.8 million to fully expense certain intangible and fixed assets that will no longer be used as a result of our workforce reduction. We eliminated approximately 150 employee positions worldwide from various business functions and job classes over the first half of fiscal year 2003. During the first half of fiscal year 2003, we recorded a restructuring charge of $3.0 million in operating expenses to cover costs associated with these workforce reductions, $0.4 million related to facility consolidations and $1.8 million to fully expense certain intangible and fixed assets, as previously discussed.

As of September 27, 2003, we had a remaining accrual for all of our past restructurings of $10.5 million, primarily related to net lease expenses that will be paid over their respective lease terms through fiscal year 2013, along with other anticipated lease termination costs. We have classified $7.5 million of this restructuring accrual as long term.

On October 29, 2003, we announced that we curtailed further investment in research and development for standalone DVD players and will reduce headcount by 24 positions in Broomfield, Colorado over the course of the third fiscal quarter. As a result of this action, we expect to reduce our annual research and development expenses by approximately $4.0 million to $5.0 million beginning in our fourth fiscal quarter. Earlier in the third fiscal quarter, we implemented targeted expense reductions, which included the elimination of 38 positions, primarily in selling, general and administrative functions in Austin, Texas. We expect to incur a cash charge of approximately $1 million related to severance to be paid in the third quarter and a charge of $2 million to $3 million related to facilities consolidation.

Amortization of Acquired Intangibles

During the second quarter of fiscal years 2004 and 2003, we recorded $3.8 million and $4.7 million, respectively, in amortization of acquired intangibles related to acquisitions in fiscal years 2002 and 2000. During the first six months of fiscal years 2004 and 2003, we recorded $7.6 million and $9.3 million, respectively, in amortization of acquired intangibles. The decrease for the quarter and first six months of $0.9 million and $1.7 million, respectively, was attributable primarily to the write-off of ShareWave, Inc. (“ShareWave”) and AudioLogic, Inc. acquired intangibles during the fourth quarter of fiscal year 2003. We expect our third fiscal quarter amortization of acquired intangibles to be approximately $3.5 million.

Patent Infringement Settlements, Net

On May 16, 2003, we initiated a lawsuit against NVIDIA Corporation (“NVIDIA”) and ATI Technologies, Inc. (“ATI”) for infringement of our United States Patent No. 5,841,418. As part of our complaint, we sought damages and a permanent injunction against further infringement by certain graphics processors made, used, sold, offered for sale, or imported into the United States by NVIDIA and ATI. NVIDIA filed counterclaims against us on July 11, 2003, for infringement of U.S. Patent Nos. 5,768,628; 5,968,148; and 6,292,854. NVIDIA sought damages and a permanent injunction against further infringement by certain products made, used, sold, offered for sale, or imported into the United States by us.

On August 11, 2003, we entered into a Patent Sale, Assignment and Cross-License Agreement with NVIDIA and NVIDIA International, Inc. to settle the pending litigation. As a result of this agreement, NVIDIA paid us $9 million. On September 23, 2003, we entered into a Patent Sale, Assignment and Cross-License Agreement with ATI and ATI International SRL to settle the pending litigation. As a result of this agreement, ATI agreed to pay us $9 million on October 2, 2003. Under the terms of a contingency fee arrangement, we were obligated to pay outside counsel a percentage of the settlement. Both the settlement and the contingent legal fees were recorded in the second quarter of fiscal year 2004. On October 2, 2003, we received the payment from ATI. These settlements, net of associated expenses, were recorded as a separate line in operating expenses.

Realized Gain (Loss) on Marketable Equity Securities

In the second quarter of fiscal year 2004, we realized a gain of $10.1 million related to our investment in SigmaTel, Inc. (“SigmaTel”). In November 2000, we entered into a litigation settlement with SigmaTel in which we received shares of common stock, guaranteed to be valued at $10.5 million should SigmaTel complete an initial public offering (“IPO”) in the future. On September 16, 2003, SigmaTel completed their IPO. We sold all of our shares and received $5.6 million, net of selling commissions. We also received a payment of $4.5 million, which was the difference between the guaranteed $10.5 million value and the IPO value of our investment.

During the second quarter of fiscal year 2003, we realized a loss of $0.9 million on investments in certain public companies due to “other than temporary” declines in the fair value of those investments. For the first six months of fiscal year 2003, we realized a net gain of $0.4 million. This net gain was comprised of a $1.4 million gain related to our receipt of the remaining proceeds previously held back from the fiscal year 2001 sale of our holdings in Basis Communications partially offset by a $0.9 million loss realized on our investments in certain public companies due to “other than temporary” declines in the fair value of those investments.

Interest Income

Interest income was $0.2 million for the second quarter of fiscal year 2004 and $0.6 million for the second quarter of fiscal year 2003. Interest income for the first six months of fiscal year 2004 was $0.9 million compared to $1.4 million in the first six months of fiscal year 2003. The decrease for both the second quarter and first six months was primarily attributable to lower interest rates and lower average cash balances on which interest was earned.

Income Taxes

We realized an income tax benefit of $7.1 million for both the second quarter and first six months of fiscal year 2004, primarily as a result of a one-time benefit of $7.2 million from the reversal of previously accrued state taxes. The tax reversal is a result of the expiration of the statute of limitations for the years in which certain potential state tax liabilities existed. The income tax benefit was partially offset by approximately $0.1 million of income tax expense that consisted primarily of foreign withholding and foreign income taxes. We incurred income tax expense of $29 thousand in the second quarter of fiscal year 2003 and $58 thousand for the first six months of fiscal year 2003. These expenses consisted primarily of foreign withholding and foreign income taxes.

SFAS 109, “Accounting for Income Taxes,” provides for the recognition of deferred tax assets if realization of the assets is more likely than not. We have provided a valuation allowance equal to our net deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis.

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

Liquidity and Capital Resources

We used approximately $0.3 million of cash and cash equivalents in our operating activities during the first half of fiscal year 2004, primarily due to the cash components of our net loss, which includes the net proceeds from the NVIDIA settlement, partially offset by the increase in accounts payable and accrued liabilities. In the comparable period of fiscal year 2003, we used approximately $16.1 million primarily due to the cash components of our net loss and a decline in accounts payable and accrued liabilities, partially offset by a decrease in accounts receivable.

We generated $7.9 million of cash in investing activities during the first six months of fiscal year 2004, primarily from the sale of marketable equity securities and the sale of assets related to our manufacturing test floor, partially offset by the purchase of technology licenses, including multi-year computer aided design tool licenses, and property and equipment. In the first six months of fiscal year 2003, we used $11.3 million for investing activities, primarily related to purchases of property and equipment and technology licenses, partially offset by the receipt of proceeds previously held back by Intel Corporation on the fiscal year 2001 sale of our interest in Basis Communications.

We generated $0.5 million in cash from financing activities during the first six months of fiscal year 2004 related to the issuance of common stock in connection with option exercises and our employee stock purchase plan. For the comparable period in fiscal year 2003, we generated $1.2 million in cash from financing activities primarily related to the issuance of common stock of $1.7 million from the exercise of employee stock options and the purchase of stock under the employee stock purchase plan, partially offset by capital lease payments.

We have a $9.0 million letter of credit secured by $7.7 million in restricted cash. The letter of credit was issued to secure certain obligations under a lease agreement for our headquarters and engineering facility in Austin, Texas. On June 30, 2003, $2.3 million was released in connection with the termination of the Stream Machine Company office lease. We also have $0.5 million in restricted cash securing a writ of attachment related to our litigation involving Western Digital Corporation, which we settled during our second fiscal quarter. We expect $0.5 million in restricted cash to be released during the third quarter of fiscal year 2004.

We have not paid cash dividends on our common stock and currently intend to continue our policy of retaining any earnings for reinvestment in our business. Although we cannot assure that we will be able to generate cash in the future, we anticipate that our existing capital resources and cash flow generated from future operations will enable us to maintain our current level of operations for the next 12 months. For the third quarter of fiscal year 2004, we expect total cash to range between $172 million and $177 million, an increase of $45 million to $50 million. Our estimate for our third quarter total cash reflects the receipt earlier this month of $9 million from the settlement with ATI recorded in the second quarter and $45 million for the previously announced litigation settlement with Western Digital Corporation.

Factors That May Affect Future Operating Results

Our business faces significant risks. The risk factors set forth below may not be the only ones that we face. Additional risks that we are not aware of yet or that currently are not material may adversely affect our business operations.

Our business is highly dependent on the expansion of the consumer digital entertainment electronics market.

We changed the focus of our business to the consumer digital entertainment electronics market in fiscal year 2002. Consumer products on which we are focused include multi-channel audio, video and DVD receivers, automotive audio applications, and digital video recorders, including optical-based DVD recorders, and hard-disk based personal video recorders. We expect the consumer digital market to expand; however, our strategy may not be successful. Given current economic conditions in the United States and internationally, as well as the large installed base of consumer electronics products, consumer spending on home electronic products may not increase as expected. In addition, the potential decline in consumer confidence and consumer spending relating to future terrorist attacks could have a material adverse effect on our business.

We have historically experienced fluctuations in our operating results and expect these fluctuations to continue in future periods.

Our quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect our net sales, gross margins and operating income. These factors include:

•	the volume and timing of orders received,

•	changes in the mix of our products sold,

•	market acceptance of our products and the products of our customers,

•	competitive pricing pressures,

•	our ability and that of our customers to introduce new products on a timely basis,

•	the timing and extent of our research and development expenses,

•	the failure to anticipate changing customer product requirements,

•	disruption in the supply of wafers, assembly or test services,

•	certain production and other risks associated with using independent manufacturers, assembly houses, and testers, and

•	product obsolescence, price erosion, competitive developments, and other competitive factors.

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

Our principal competitors include AKM Semiconductors, ALi Semiconductor, Advanced Micro Devices, Analog Devices, ATMEL, Broadcom, Conexant, ESS Technologies, Fujitsu Semiconductor, Intel, Linear Technology, LSI Logic, Maxim, Mediatek, Motorola, Philips Semiconductor, Samsung Semiconductor, Sharp Semiconductor, Sigma Design, ST Microelectronics, Sunplus, Texas Instruments, Tripath, Wolfson, Yamaha, and Zoran, many of whom have substantially greater financial, engineering, manufacturing, marketing, technical, distribution and other resources, broader product lines, greater intellectual property rights, and longer relationships with customers than we have. We also expect intensified competition from emerging companies and from customers who develop their own integrated circuit products. In addition, some of our current and future competitors maintain their own fabrication facilities, which could benefit them in connection with cost, capacity and technical issues.

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

Historically in the integrated circuit industry, average selling prices of products have decreased over time, while many of our manufacturing costs are fixed. Our increased focus on consumer electronics may subject us to even greater pricing pressures than other segments of the semiconductor industry. If we are unable to introduce new products with higher margins or to reduce manufacturing costs to offset anticipated decreases in the prices of our existing products, our operating results may be adversely affected. In addition, because of high fixed costs incurred by our third-party manufacturer subcontractors, we are limited in our ability to reduce total costs quickly in response to any revenue shortfalls. Because of these factors, we may experience material adverse fluctuations in our future operating results on a quarterly or annual basis.

We have significant international sales and risks associated with these sales that could harm our operating results.

Export sales, principally to Asia, include sales to U.S-based customers with manufacturing plants overseas, and accounted for 72%, 77% and 85% of net sales in the second quarter of fiscal year 2004 and in fiscal years 2003 and 2002, respectively. We expect export sales to continue to represent a significant portion of product sales. This reliance on sales internationally subjects us to the risks of conducting business internationally, including political and economic conditions, on our customers, employees and contract manufacturers in Asia. For example, the financial instability in a given region, particularly Asia, could impact future orders and harm our results of operations. Our international sales operations involve a number of other risks, including:

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

On June 26, 2003, we agreed to sell our test operation assets, consisting of analog and mixed-signal testers, handlers and wafer probes, to ChipPAC, a provider of semiconductor packaging design, assembly, test, and distribution services. ChipPAC will transfer these test assets to its China facility over the remainder of the fiscal year. This asset transfer may involve a number or risks, including but not limited to:

•	the potential disruption of our ongoing business,

•	possibly having to secure additional capacity with another test provider during the remainder of the fiscal year, given the potential lower level of testing services that may be available as the assets are transferred to China,

•	the diversion of management’s resources involved in monitoring this transition and ensuring that we have adequate test operations during the transition period from other business concerns, and

•	incurring unknown difficulties associated with the transfer of the assets to China, thereby jeopardizing the ongoing testing operations performed by ChipPAC and as a result, adversely affecting our ability to have our products tested in a timely manner.

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

In the second quarter of fiscal year 2004 and in fiscal years 2003 and 2002, sales to our distributors accounted for 64%, 57% and 38%, respectively, of our net sales. The future of our business, as well as the future growth of our business, will depend in part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products, and manage these relationships. The inability to successfully do so could adversely affect our business.

We may need to acquire other companies or technologies and successfully integrate them into our business to compete in our industry.

We acquired LuxSonor Semiconductors, Inc. (“LuxSonor”), ShareWave, and Stream Machine, Inc., as well as the assets of Peak Audio, Inc., in fiscal year 2002. We will continue to consider future acquisitions of other companies, or their technologies or products, to improve our market position, broaden our technological capabilities, and expand our product offerings. However, we may not be able to acquire, or successfully identify, the companies, products or technologies that would enhance our business.

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

Certain provisions of our Certificate of Incorporation, By-Laws, and Delaware law could make it more difficult for a third party to acquire us, even if our stockholders support the acquisition. These provisions include:

•	our Rights Plan, which the Board of Directors adopted in May 1998 as an anti-takeover measure. The provisions of this plan can be triggered only in certain limited circumstances following the tenth day after a person or group announces acquisitions of or tender offers for 15% or more of our common stock;

•	elimination of the right of stockholders to call a special meeting of stockholders;

•	a prohibition on stockholder action by written consent; and

•	a requirement that stockholders provide advance notice of any stockholder nominations of directors or any proposal of new business to be considered at any meeting of stockholders.

We are also subject to the anti-takeover laws of Delaware that may prevent, delay or impede a third party from acquiring or merging with us, which may adversely affect the market price of our common stock.

Future weakening in the highly cyclical semiconductor equipment industry may adversely affect our business.

We are subject to business cycles, and it is difficult to predict the timing, length, or volatility of these cycles. After growth in calendar years 1999 and 2000, the condition of the semiconductor industry declined significantly in calendar year 2001, and did not begin to recover until late in calendar year 2003. Future weakening could adversely affect our business. During downturns, customers usually reduce purchases, delay delivery of products, shorten lead times on orders, and/or cancel orders. These downturns create pressure on our net sales, gross margins, and operating income. In addition, these downturns may result in retention issues with our employees, who are vital to our success.

We cannot assure you that any future downturn will not have a material adverse effect on our business and results of operations. We cannot assure you that we will not experience substantial period-to-period fluctuations in revenue due to general semiconductor industry conditions or other factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with interest rates on equity price risk on investment securities, and currency movements on non-U.S. dollar denominated assets and liabilities. We assess these risks on a regular basis and have established policies to protect against the adverse effects of these and other potential exposures. All of the potential changes noted below are based on sensitivity analyses at September 27, 2003. Actual results may differ materially.

Interest Rate Risk

At September 27, 2003, our cash, cash equivalents, and restricted cash included short-term, fixed rate securities. An immediate 10 percent change in interest rates would not have a material effect on either the fair value of our investments or our results of operations.

Marketable Equity Securities Price Risk

We are exposed to price risk on publicly traded equity investment securities. A 10 percent change in the value of the related securities would not have a material effect on our results of operations or financial position.

Foreign Currency Exchange Risk

Our revenue and spending is transacted primarily in U.S. dollars; however, for the first six months in fiscal year 2004 and in fiscal year 2003, we entered into minimal transactions in other currencies to fund the operating needs of our design, technical support, and sales offices outside of the U.S.

In addition to the direct effects of changes in exchange rates on the value of open exchange contracts we may have from time to time, changes in exchange rates can also affect the volume of sales or the foreign currency sales prices of our products.

ITEM 4. CONTROLS AND PROCEDURES

•	We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Securities Exchange Act of 1934 (the “Exchange Act”) filings is properly and timely recorded and reported. We have formed a Disclosure Control Committee comprised of key individuals from several disciplines in the Company who are involved in the disclosure and reporting process. This committee, which is led by the acting Chief Financial Officer (“CFO”), meets periodically to ensure the timeliness, accuracy and completeness of the information required to be disclosed in our filings.

•	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the acting CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.

•	There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

•	In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in a cost-effective control system, misstatements due to error and/or fraud may occur and not be detected.

PART II

ITEM 1. LEGAL PROCEEDINGS

Fujitsu

On October 19, 2001, we filed a lawsuit against Fujitsu, Ltd. in the United States District Court for the Northern District of California. We are alleging claims for breach of contract and anticipatory breach of contract, and seek damages in excess of $46 million. The basis for our complaint is Fujitsu’s refusal to pay for chips delivered to and accepted by it. On December 17, 2001, Fujitsu filed an answer and a counterclaim. Fujitsu alleges claims for breach of contract, breach of warranty, quantum meruit/equitable indemnity, and declaratory relief. The basis for the claims is our sale of allegedly defective chips to Fujitsu, which chips allegedly caused Fujitsu’s hard disk drives to fail. The counterclaim does not specify the damages Fujitsu seeks, other than to allege it has sustained “tens of millions” of dollars in damages. Our claim is based on chips that are not included in Fujitsu’s counterclaim but for which Fujitsu has not paid. To facilitate the resolution of all claims in one lawsuit, including our claims against potentially responsible third parties, we and Fujitsu agreed to realign our claims with Fujitsu as the plaintiff and us as the defendant and counterclaimant. This realignment allowed us and Fujitsu to file in the same lawsuit third-party claims alleging breach of contract and warranty against Amkor Technology, Inc., the company that recommended and sold us the goods that allegedly caused Fujitsu’s hard disk drives to fail. Amkor filed an answer to our third-party claim and a third-party complaint for implied contractual indemnity and breach of warranties against Sumitomo Bakelite Co., Ltd., the company that sold the allegedly defective goods to Amkor. The trial is scheduled for July 2004. At this time, we are unable to assess the potential outcome of this litigation. We intend to defend and prosecute our lawsuit vigorously. Further, we believe that any potential liability in connection with Fujitsu’s counterclaim is covered by insurance coverage and claims we have against third parties.

Western Digital

On July 5, 2001, Western Digital Corporation and its Malaysian subsidiary, Western Digital (M) SDN.BHD, (“WD”) filed a lawsuit against us in the Superior Court of the State of California, Orange County, in connection with the purchase of “read channel” chips from us, as explained in more detail below. On August 20, 2001, we filed a cross-complaint against the plaintiffs, and on October 9, 2001, the Court granted our motion for judgment on the pleadings that resulted in the dismissal of the plaintiffs’ entire original complaint.

The plaintiffs filed an amended complaint, in which they alleged that they entered into an oral supply contract for “read channel” chips with us, and that we breached the contract and our duty of good faith and fair dealing. This amended complaint sought among other things, unspecified damages and declaratory relief. We filed a cross-complaint against the plaintiffs, alleging causes of action for breach of contract, fraud and negligent misrepresentation.

On December 24, 2001, the trial court granted our application for writs of attachment against the plaintiffs in the amount of approximately $25 million. The plaintiffs appealed the order, and the court of appeals affirmed the decision of the trial court on May 6, 2003. Pursuant to an agreement we entered into, the plaintiffs delivered to us a letter of credit in the amount of approximately $25 million in substitution for an attachment of their property.

On December 31, 2002, the court granted our motion for summary adjudication of five of the seven causes of action in the plaintiffs’ first amended complaint. On April 25, 2003, the court granted the plaintiffs’ leave to file a second amended complaint.

On August 22, 2003, we signed an agreement to settle the litigation with WD. Under the terms of the agreement, WD made a one-time payment to us for $45 million on October 16, 2003. We will record the settlement as a credit to operating expense during the third quarter when the payment was received.

LuxSonor Semiconductors, Inc.

On April 9, 2003, we filed a claim for approximately $760,000 against the escrow account set up in connection with our acquisition of LuxSonor Semiconductors, Inc. (“LuxSonor”). This escrow account was set up to compensate us in the event of certain breaches of warranties and covenants by LuxSonor made in the Agreement of Merger. Our claim comprised of (i) certain penalties and fees we assumed in connection with the acquisition, (ii) an uncollectible accounts receivable, (iii) unreported accounts payable, and (iv) issues related to the infringement of certain third-party intellectual property rights. We are currently in discussions with the LuxSonor shareholders’ representative regarding our claim.

Wolfson Microelectronics

On October 9, 2003, we filed a lawsuit against Wolfson Microelectronics, plc, (“Wolfson”) a United Kingdom company, and Wolfson Microelectronics Ltd., a Delaware corporation, in the U.S. District Court for the Southern District of California. We are alleging that several Wolfson products that incorporate digital-to-analog converters infringe U.S. Patent No. 6,492,928 and U.S. Patent No. 6,011,501. We are seeking damages and requesting a permanent injunction against Wolfson from making, using, offering to sell or selling in the U.S. or importing into the U.S. any infringing products. We intend to prosecute our lawsuit vigorously.

On October 14, 2003, we filed a complaint requesting that the U.S. International Trade Commission (the “ITC”) initiate an investigation of Wolfson Microelectronics, plc, for violation of Section 337 of the Tariff Act of 1930, in the importation, sale for importation and sale in the U.S. after importation of certain digital-to-analog converters and other products containing these converters. We have asked the ITC to investigate whether certain Wolfson products infringe one or more of the claims of U.S. Patent No. 6,492,928.

We are seeking a permanent exclusion order banning the importation into the U.S. of the allegedly infringing products and a cease-and-desist order halting the sale of these infringing products, as well as other relief the ITC deems appropriate.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

31.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certificate of the acting Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the acting Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(b)	Reports on Form 8-K:

On July 23, 2003, we filed a Form 8-K regarding our first quarter earnings release.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRRUS LOGIC, INC.

By:	/s/ W. KIRK PATTERSON
W. Kirk Patterson
Acting Chief Financial Officer
Date: November 5, 2003