Form 10-Q
period 2003-12-27
CIRRUS LOGIC INC
filed 2004-02-04
CIK 772406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2003

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

(512) 851-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☑ NO ☐

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of January 23, 2004 was 84,358,979.

CIRRUS LOGIC, INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED DECEMBER 27, 2003

CIRRUS LOGIC, INC.

CONSOLIDATED CONDENSED BALANCE SHEET

(in thousands)

	December 27, 2003	March 29, 2003
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$172,268	$110,964
Restricted cash	7,751	11,844
Marketable equity securities	2,466	543
Accounts receivable, net	18,710	22,712
Inventories	26,836	22,339
Other current assets	11,181	8,293

Total current assets	239,212	176,695
Property and equipment, net	23,814	35,321
Intangibles, net	32,663	38,797
Other assets	4,676	6,453

	$300,365	$257,266

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$50,222	$43,089
Income taxes payable	30,185	37,820

Total current liabilities	80,407	80,909
Long-term obligations	16,114	12,830
Stockholders’ equity:
Capital stock	870,714	867,976
Accumulated deficit	(667,726)	(703,912)
Accumulated other comprehensive income (loss)	856	(537)

Total stockholders’ equity	203,844	163,527

	$300,365	$257,266

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

(in thousands, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	December 27, 2003	December 28, 2002	December 27, 2003	December 28, 2002
Net sales	$55,270	$60,516	$146,124	$209,854
Costs and expenses:
Cost of sales	26,552	29,361	71,673	103,979
Research and development	18,224	21,886	59,297	75,804
Selling, general and administrative	12,163	17,909	36,883	58,319
Amortization of acquired intangibles	3,419	4,456	10,975	13,803
Restructuring and other costs	896	2,208	8,931	7,395
Litigation settlement	(45,000)	—	(45,000)	—
Patent infringement settlements, net	—	—	(14,402)	—

Total costs and expenses	16,254	75,820	128,357	259,300

Income (loss) from operations	39,016	(15,304)	17,767	(49,446)
Realized gain on marketable equity securities	—	—	10,080	453
Interest expense	—	(47)	—	(166)
Interest income	450	589	1,320	1,989
Other income (expense), net	58	(1,886)	(7)	(2,166)

Income (loss) before income taxes and loss from discontinued operations	39,524	(16,648)	29,160	(49,336)
Provision (benefit) for income taxes	75	(4,435)	(7,026)	(4,377)

Income (loss) from continuing operations	39,449	(12,213)	36,186	(44,959)
Loss from discontinued operations	—	—	—	(1,452)

Net income (loss)	$39,449	$(12,213)	$36,186	$(46,411)

Basic income (loss) per share:
From continuing operations	$0.47	$(0.15)	$0.43	$(0.54)
Discontinued operations	—	—	—	(0.02)

	$0.47	$(0.15)	$0.43	$(0.56)

Diluted income (loss) per share:
From continuing operations	$0.46	$(0.15)	$0.42	$(0.54)
Discontinued operations	—	—	—	(0.02)

	$0.46	$(0.15)	$0.42	$(0.56)

Weighted average common shares outstanding:
Basic	84,015	83,487	83,908	83,302
Diluted	86,440	83,487	85,258	83,302

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(in thousands; unaudited)

	Nine Months Ended
	December 27, 2003	December 28, 2002
Cash flows from operating activities:
Net income (loss)	$36,186	$(46,411)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	21,002	31,553
Gain on marketable equity securities	(10,080)	(453)
Other non-cash charges	3,925	4,842
Proceeds from sublease buyout	—	7,375
Net change in operating assets and liabilities	792	(8,377)

Net cash provided by (used in) operating activities	51,825	(11,471)

Cash flows from investing activities:
Proceeds from sale of equity investments	10,080	1,400
Additions to property and equipment	(1,555)	(14,857)
Investments in technology	(8,243)	(5,350)
Proceeds from sale of assets	3,500	—
Decrease in restricted cash	4,093	—
Decrease (increase) in deposits and other assets	(50)	41

Net cash provided by (used in) investing activities	7,825	(18,766)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	—	(605)
Issuance of common stock, net of issuance costs	1,654	2,272

Net cash provided by financing activities	1,654	1,667

Net increase (decrease) in cash and cash equivalents	61,304	(28,570)
Cash and cash equivalents at beginning of period	110,964	140,529

Cash and cash equivalents at end of period	$172,268	$111,959

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. (“we,” “us,” “our,” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited consolidated condensed financial statements do not include complete footnotes and financial presentations. As a result, these financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended March 29, 2003, included in our 2003 Annual Report on Form 10-K. In our opinion, the financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows, for those periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year. We maintain a web site at www.cirrus.com, which makes available free of charge our recent annual report and other filings with the SEC.

Certain reclassifications have been made to the fiscal year 2003 financial statements to conform to the fiscal year 2004 presentation. These reclassifications had no effect on the results of operations or stockholders’ equity.

2.	Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective immediately for all new variable interest entities created or acquired after January 31, 2003. We do not have any new variable interest entities that require consolidation under FIN 46. On October 9, 2003, the FASB deferred the implementation of FIN 46 for variable interest entities that existed on or before January 31, 2003 until the end of the first interim or annual period ending after December 15, 2003. On December 24, 2003, the FASB issued new guidance with respect to variable interest entities in existence on or before January 31, 2003. Under the new guidance, application of FIN 46 is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. As a result, we are required to comply with FIN 46 for pre-existing variable interest entities by the end of our fiscal year, which ends on March 27, 2004. We are currently evaluating the effect of this financial interpretation on any variable interest entities that existed on or before January 31, 2003. At this time, we do not believe that the adoption of the delayed provisions of FIN 46 will have a material impact on our results of operations.

3.	Inventories

Inventories are comprised of the following (in thousands):

	December 27, 2003	March 29, 2003
Work in process	$18,919	$16,966
Finished goods	7,917	5,373

	$26,836	$22,339

4.	Sale of Investment in SigmaTel, Inc.

In the second quarter of fiscal year 2004, we realized a gain of $10.1 million related to our investment in SigmaTel, Inc. (“SigmaTel”). In November 2000, we entered into a litigation settlement with SigmaTel in which we received shares of common stock, which were contractually guaranteed by SigmaTel to be valued at $10.5 million should SigmaTel complete an initial public offering (“IPO”). On September 16, 2003, SigmaTel completed its IPO. We sold all of our shares and received $5.6 million, net of selling commissions. SigmaTel also paid us $4.5 million, which was the difference between the guaranteed $10.5 million value and the IPO value of our investment.

5.	Assets Held for Sale

On June 26, 2003, we agreed to sell our test operation assets for $3.5 million, which consist primarily of analog and mixed-signal testers, handlers and wafer probes, to ChipPAC, Inc. (“ChipPAC”), a provider of semiconductor packaging design, assembly, test and distribution services. The transaction closed and the cash was received on June 30, 2003. We expect to complete the transfer of assets by the end of this fiscal year. As a result of the planned transfer of these assets to ChipPAC, we recorded an impairment charge of $0.7 million in cost of sales during the first quarter of fiscal year 2004 and reclassified the related assets to assets held for sale, a component of other current assets. During the second and third quarters of fiscal year 2004, we transferred assets to ChipPAC with a net book value totaling approximately $0.7 million. On December 27, 2003, we had $2.8 million in assets held for sale and $2.8 million in accrued liabilities related to proceeds associated with the assets held for sale. In addition to the transfer of assets, we have entered into a long-term outsourcing agreement pursuant to which ChipPAC will provide package development, wafer probe, assembly, final test and distribution services to us.

6.	Intangibles, Net

The following information details the gross carrying amount and accumulated amortization of our intangible assets (in thousands):

	As of December 27, 2003		As of March 29, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core Technology	$8,290	$(4,172)	$8,290	$(2,763)
License Agreements	1,940	(974)	1,940	(656)
Existing Technology	43,430	(24,607)	49,783	(21,772)
Trademarks	320	(213)	320	(153)
Technology Licenses	16,730	(8,081)	13,145	(9,337)

	$70,710	$(38,047)	$73,478	$(34,681)

Amortization expense for all intangibles in the third quarter of fiscal years 2004 and 2003 was $4.5 million and $6.7 million, respectively. Amortization expense for the first nine months of fiscal years 2004 and 2003 was $13.9 million and $19.7 million, respectively. The following table details the estimated aggregate amortization expense for all of our intangibles owned as of December 27, 2003 for fiscal year 2004 and for each of the five succeeding fiscal years (in thousands):

For the year ended March 27, 2004	$18,233
For the year ended March 26, 2005	16,716
For the year ended March 25, 2006	8,491
For the year ended March 31, 2007	1,839
For the year ended March 29, 2008	618
For the year ended March 28, 2009	203

7.	Income Taxes

We incurred income tax expense of $75 thousand for the third quarter of fiscal year 2004. This expense consisted primarily of foreign withholding taxes and foreign income taxes. We realized an income tax benefit of $7.0 million for the first nine months of fiscal year 2004, primarily as a result of a one-time benefit of $7.2 million from the reversal of previously accrued state taxes. The tax reversal was a result of the expiration of the statute of limitations for the years in which certain potential state tax liabilities existed. The income tax benefit was partially offset by approximately $0.2 million of income tax expense, which consisted primarily of foreign withholding taxes and foreign income taxes. We realized an income tax benefit of $4.4 million for the third quarter and for the first nine months of fiscal year 2003. This income tax benefit was generated by the reversal of $4.0 million of prior-year state tax liabilities due to the resolution of a state tax audit and a $0.5 million Federal income tax refund. The income tax benefit was partially offset by approximately $0.1 million of income tax expense that consisted primarily of foreign withholding taxes and foreign income taxes.

Our taxes payable balance is comprised primarily of tax contingencies that are recorded to address exposures involving tax positions we have taken that could be challenged by taxing authorities. These exposures result from the varying application of statutes, rules, regulations and interpretations. Our tax contingencies are established based on past experiences and judgments about potential actions by taxing jurisdictions. The ultimate resolution of these matters may result in exposure for tax liability that is materially greater or less than the amount that we have accrued.

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

During the third quarter of fiscal year 2004, we recorded a charge of $0.9 million in operating expenses primarily related to severance for headcount reductions. We eliminated 60 positions from various job classes and functions during the third quarter of fiscal year 2004 in Austin, Texas, primarily in selling, general and administrative functions, and in Broomfield, Colorado, primarily in engineering. Additionally, we eliminated test operation positions during the third quarter as part of our previously announced plan to reduce headcount associated with our outsourcing agreement with ChipPAC. During the first nine months of fiscal year 2004, we recorded a restructuring charge of $5.9 million in operating expenses for facility consolidations primarily in California and Texas, an impairment charge of $1.5 million for property and equipment associated with our Austin, Texas facility consolidation, and a net charge of $1.5 million related to workforce reductions. As a result of the outsourcing agreement with ChipPAC, we currently expect to eliminate approximately 90 total test operation positions in Austin, Texas, 28 of which were already eliminated as of December 27, 2003, and to record a total severance charge of approximately $0.6 million during this fiscal year.

During the third quarter of fiscal year 2003, we recorded a charge to operating expense of $1.8 million in facility-related costs due to revised assumptions for sublease income from previously exited facilities and $0.4 million in costs associated with the elimination of approximately 20 employee positions worldwide. During the first nine months of fiscal year 2003, we eliminated approximately 170 employee positions worldwide from various job classes and functions to reduce costs. During this nine-month period, we recorded a restructuring charge of $3.4 million in operating expenses to cover costs associated with these workforce reductions, $1.8 million to fully expense certain intangible and fixed assets that will no longer be used as a result of our workforce reduction and $2.2 million related to facility consolidations.

As of December 27, 2003, we had a remaining accrual from all of our past restructurings of $10.2 million, primarily related to net lease expenses that will be paid over their respective lease terms through fiscal year 2013, along with other anticipated lease termination costs. We have classified $7.0 million of this restructuring accrual as long term.

The following table details the changes in all of our restructuring accruals during the nine months ended December 27, 2003:

Description	March 29, 2003	Charges to P&L	Cash Payments	December 27, 2003
Severance - fiscal year 2004	$—	$1,617	$(1,049)	$568
Facilities abandonment - fiscal year 2004	—	5,902	(716)	5,186
Severance - fiscal year 2003	141	(95)	(46)	—
Facilities abandonment - fiscal year 2003	504	5	(207)	302
Facilities abandonment - fiscal year 2002	4,101	—	(440)	3,661
Facilities abandonment - fiscal year 1999	492	—	—	492

	$5,238	$7,429	$(2,458)	$10,209

9.	Contingencies

Fujitsu

On October 19, 2001, we filed a lawsuit against Fujitsu, Ltd. in the United States District Court for the Northern District of California. We assert claims for breach of contract and anticipatory breach of contract and we are seeking damages in excess of $46 million. The basis for our complaint is Fujitsu’s refusal to pay for hard disk drive-related chips delivered to and accepted by it in fiscal year 2002. On December 17, 2001, Fujitsu filed an answer and a counterclaim. Fujitsu alleges claims for breach of contract, breach of warranty, quantum meruit/equitable indemnity and declaratory relief. The basis for Fujitsu’s counterclaim is the allegation that certain chips that we sold to Fujitsu were defective and, allegedly caused Fujitsu’s hard disk drives to fail. The counterclaim does not specify the damages Fujitsu seeks, other than to allege it has sustained “tens of millions” of dollars in damages. To facilitate the resolution of all claims in one lawsuit, including our claims against potentially responsible third parties, we agreed with Fujitsu to realign our claims so that Fujitsu is the plaintiff and we are the defendant and counterclaimant. This realignment allowed Fujitsu and us to file in the same lawsuit third-party claims alleging breach of contract and warranty against Amkor Technology, Inc., the company that recommended and sold us the packaging materials that caused the alleged defects in our chips. Amkor filed an answer to our third-party claim and a third-party complaint for implied contractual indemnity and breach of warranties against Sumitomo Bakelite Co., Ltd., the company that sold the allegedly defective molding compound used in these packaging materials.

On December 5, 2003, Fujitsu filed a complaint in California state court alleging claims substantially similar to those filed against us in district court and, in addition, alleging fraud and other related claims against Amkor and Sumitomo. On December 23, 2003, we filed a cross-complaint in California state court alleging the same claims against Fujitsu as we alleged in federal district court, and further alleging fraud and other related claims against Amkor and Sumitomo based on their alleged knowledge that the molding compound used in the packaging materials sold to us was defective. We have filed a motion for leave to amend our complaint to add these same allegations to the federal district court case.

The trial in the federal district court case is currently scheduled for July 2004. Fujitsu recently indicated that it intends to seek hundreds of millions of dollars in damages, although, as of this date, Fujitsu has not indicated how it will substantiate this amount of damages. We intend to defend and prosecute our lawsuit vigorously. Further, we believe that we have valid claims against Amkor and Sumitomo in the event we are found to be liable to Fujitsu and that insurance may cover defense costs and some or all of any liability to Fujitsu. However, we cannot predict the ultimate outcome of this litigation. An adverse outcome in this litigation could materially harm our financial condition or results of operations.

Western Digital

On July 5, 2001, Western Digital Corporation and its Malaysian subsidiary, Western Digital (M) SDN.BHD, (“WD”) filed a lawsuit against us in the Superior Court of the State of California, Orange County, in connection with the purchase of “read channel” chips used in hard disk drives. On August 20, 2001, we filed a cross-complaint against the plaintiffs and on October 9, 2001, the Court granted our motion for judgment on the pleadings that resulted in the dismissal of the plaintiffs’ entire original complaint.

After WD’s original complaint was dismissed, the plaintiffs filed an amended complaint, in which they alleged that they entered into an oral supply contract for “read channel” chips with us and that we breached that contract and our duty of good faith and fair dealing. This amended complaint sought among other things, unspecified damages and declaratory relief. We filed a cross-complaint against the plaintiffs, alleging causes of action for breach of contract, fraud and negligent misrepresentation.

On December 24, 2001, the trial court granted our application for writs of attachment against the plaintiffs in the amount of approximately $25 million. The plaintiffs appealed the order and the court of appeals affirmed the decision of the trial court on May 6, 2003. Pursuant to an agreement we entered into with WD, they delivered to us a letter of credit in the amount of approximately $25 million in substitution for an attachment of their property.

On December 31, 2002, the court granted our motion for summary adjudication of five of the seven causes of action in the plaintiffs’ first amended complaint. On April 25, 2003, the court granted the plaintiffs’ leave to file a second amended complaint.

On August 22, 2003, we signed an agreement to settle the litigation with WD. Under the terms of the agreement, WD made a one-time payment to us of $45 million on October 16, 2003. We recorded the settlement as a credit to operating expense during the third quarter of fiscal year 2004 when the payment was received. Part of the $45 million received from WD represented a recovery of bad debt expense recorded in a prior year of approximately $26.5 million.

LuxSonor Semiconductors, Inc.

On April 9, 2003, we filed a claim for approximately $760 thousand against the escrow account set up in connection with our acquisition of LuxSonor Semiconductors, Inc. (“LuxSonor”). This escrow account was set up to compensate us in the event of certain breaches of warranties and covenants by LuxSonor made in the Agreement of Merger. Our claim was comprised of (i) certain penalties and fees we assumed in connection with the acquisition, (ii) an uncollectible accounts receivable, (iii) unreported accounts payable and (iv) issues related to the alleged infringement of certain third-party intellectual property rights. On November 7, 2003, we settled the matter with Mr. Liang, the shareholders’ representative. As a result, we received $153 thousand in settlement of our claim, most of which was recorded on the income statement as a component of “Other income (expense), net.” The remaining escrow amount was disbursed to the former LuxSonor shareholders.

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

On August 11, 2003, we entered into a Patent Sale, Assignment and Cross-License Agreement with NVIDIA and NVIDIA International, Inc. to settle the pending litigation. As a result of this agreement, NVIDIA paid us $9 million on August 11, 2003. On September 23, 2003, we entered into a Patent Sale, Assignment and Cross-License Agreement with ATI and ATI International SRL to settle the pending litigation. As a result of this agreement, ATI paid us $9 million on October 2, 2003. Under the terms of a contingency fee arrangement, we were obligated to pay outside counsel a percentage of these settlements. Both the settlements and the contingent legal fees, which totaled $14.4 million, were recorded in the second quarter of fiscal year 2004 as a separate line item in operating expenses under the heading “Patent infringement settlements, net.”

Wolfson Microelectronics

On October 9, 2003, we filed a lawsuit against Wolfson Microelectronics, plc, a United Kingdom company and Wolfson Microelectronics Ltd., a Delaware corporation, (collectively “Wolfson”) in the U.S. District Court for the Southern District of California. We are alleging that several Wolfson products that incorporate digital-to-analog converters infringe on our U.S. Patent Nos. 6,492,928 and 6,011,501. We are seeking damages and requesting a permanent injunction against Wolfson from making, using, offering to sell or selling in the U.S. or importing into the U.S. any infringing products. On December 2, 2003, in response to our complaint, Wolfson filed an answer and a counterclaim against us alleging, among other things, unfair competition, tortious interference with prospective economic advantage and tortious interference with contractual relationships. Wolfson’s claims are based primarily on our alleged bad faith in filing suit against Wolfson with the alleged knowledge that one of the two asserted patents was invalid. Based on the information available to us at this time, we believe that we will ultimately succeed in defending against these allegations.

In addition, on October 14, 2003, we filed a complaint requesting that the U.S. International Trade Commission (the “ITC”) initiate an investigation of Wolfson Microelectronics, plc, for violation of Section 337 of the Tariff Act of 1930, in the importation, sale for importation and sale in the U.S. after importation of certain digital-to-analog converters and other products containing these converters. In our complaint, we asked the ITC to investigate whether certain Wolfson products infringe on one or more of the claims of U.S. Patent No. 6,492,928. On November 10, 2003, the ITC instituted an investigation into Wolfson’s actions based on our allegations. On December 9, 2003, we also requested the ITC to further investigate whether certain Wolfson products infringed on one or more of the claims of U.S. Patent No. 6,011,501. On December 29, 2003, the ITC included our allegations of infringement with respect to U.S. Patent No. 6,011,501 into its investigation. With respect to both patents, we are seeking a permanent exclusion order banning the importation into the U.S. of the allegedly infringing products and a cease-and-desist order halting the sale of these infringing products, as well as other relief the ITC deems appropriate.

Other Claims

On June 3, 2003, the Inland Revenue Authority of Singapore notified us that it disagreed with our classification of sales to certain disk drive customers from May 1997 to March 1998, resulting in additional goods and services taxes owed by us. We are contesting this claim. In the event we do not prevail, we could owe approximately $5 million, plus interest and penalties and, if necessary, will pursue reimbursement from these customers. We are unable at this time to make a determination regarding the outcome of this matter and thus, no amount has been accrued.

From time to time, other various claims, charges and litigation are asserted or commenced against us arising from, or related to, contractual matters, intellectual property, employment disputes, as well as other issues. Frequent claims and litigation involving these types of issues are not uncommon in the semiconductor industry. As to any of these claims or litigation, we cannot predict the ultimate outcome with certainty.

10.	Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 27, 2003	December 28, 2002	December 27, 2003	December 28, 2002
Net income (loss)	$39,449	$(12,213)	$36,186	$(46,411)
Change in unrealized gain (loss) on marketable equity securities	231	379	1,343	(2,049)
Reclassification adjustment for other than temporary losses on marketable equity securities included in net income (loss)	—	—	—	947
Change in unrealized loss on foreign currency translation adjustments	153	(118)	50	464

	$39,833	$(11,952)	$37,579	$(47,049)

11.	Stock Option Exchange Program

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

The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 27, 2003	December 28, 2002	December 27, 2003	December 28, 2002
Net income (loss) as reported	$39,449	$(12,213)	$36,186	$(46,411)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	304	423	1,085	3,190
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax related effects	(3,752)	(3,306)	(10,790)	(14,088)

Proforma net income (loss)	$36,001	$(15,096)	$26,481	$(57,309)

Basic net income (loss) per share as reported	$0.47	$(0.15)	$0.43	$(0.56)
Proforma basic net income (loss) per share	0.43	(0.18)	0.32	(0.69)
Diluted net income (loss) per share as reported	0.46	(0.15)	0.42	(0.56)
Proforma diluted net income (loss) per share	0.42	(0.18)	0.31	(0.69)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read along with the unaudited consolidated condensed financial statements and notes thereto included in Item 1 of this Quarterly Report, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 29, 2003, contained in our 2003 Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding fourth quarter sales, gross margins, combined research and development and selling, general and administrative expenses, restructuring activities and charges, amortization of acquired intangibles, restricted cash, total cash and the transfer of our test operation assets to ChipPAC, Inc. (“ChipPAC”). Words such as “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” “intend” and variations of these types of words and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

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

Cirrus Logic, Inc. (“we,” “us,” “our,” or the “Company”) is a leader in digital audio, video and high-performance mixed-signal integrated circuits (“ICs”) for consumer entertainment, automotive entertainment and industrial applications. We develop and market ICs and embedded software used by original design manufacturers and original equipment manufacturers. We also provide complete system reference designs based on our technology that facilitate our customers’ ability to bring products to market in a timely and cost-effective manner.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon the unaudited consolidated condensed financial statements included in this report, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts. We evaluate the estimates on an on-going basis. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We also have policies that we consider to be key accounting policies, such as our policy for revenue recognition, including when we defer revenue and gross profit on sales to our distributors. However, our revenue recognition policy does not meet the definition of a critical accounting policy because it does not generally require us to make estimates or judgments that are difficult or subjective. Our management has discussed the development and selection of these critical accounting policies with the audit committee of our board of directors and the audit committee has reviewed our disclosure relating to these policies in this MD&A report.

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

•	Inventories are recorded at the lower of cost or market, with cost being determined on a first-in, first-out basis. We write down inventories to net realizable value based on forecasted demand and the age of inventory. Actual demand and market conditions may be different from those projected by management, which could have a material effect on our operating results and financial position.

•	We evaluate the recoverability of property and equipment and intangible assets in accordance with Statement of Financial Accounting Standard No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” This standard requires recognition of impairment of long-lived assets in the event the carrying value of these assets exceeds the fair value of the applicable assets. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Actual useful lives and cash flow could be different from those estimated by management, which could have a material effect on our operating results and financial position.

•	Restructuring charges for workforce reductions and facilities consolidation reflected in the accompanying financial statements were accrued based upon specific plans established by management, in accordance with Emerging Issues Task Force No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” or SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” depending upon the time of the restructuring activity. We use an estimated borrowing rate as the discount rate for all of our restructuring accruals made under SFAS 146. Our facilities consolidation accruals were based upon our estimates as to the length of time a facility would be vacant, as well as the amount of sublease income we would receive once we sublet the facility, after considering current and projected market conditions. Changes in these estimates could result in an adjustment to our restructuring accruals in a future quarter, which could have a material effect on our operating results and financial position.

•	Our income taxes payable balance is comprised primarily of tax contingencies that are recorded to address exposures involving tax positions we have taken that could be challenged by taxing authorities. These exposures result from the varying application of statutes, rules, regulations and interpretations. Our tax contingencies are established based on past experiences and judgments about potential actions by taxing jurisdictions. The ultimate resolution of these matters may be materially greater or less than the amount that we have accrued.

•	We are subject to the possibility of loss contingencies for various legal matters. We regularly evaluate current information available to us to determine whether any accruals should be made based on the status of the case, the results of the discovery process and other factors. If we ultimately determine that an accrual should be made for a legal matter, this accrual could have a material effect on our operating results and financial position and thus, could be materially different from the actual outcome.

Results of Operations

The following table summarizes the results of our operations for the third quarter and first nine months of fiscal years 2004 and 2003 as a percentage of net sales. All percentage amounts were calculated using the underlying data in thousands:

	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	December 27, 2003	December 28, 2002	December 27, 2003	December 28, 2002
Net sales	100%	100%	100%	100%
Gross margin	52%	51%	51%	50%
Research and development	33%	36%	41%	36%
Selling, general and administrative	22%	29%	25%	28%
Amortization of acquired intangibles	6%	7%	8%	7%
Restructuring and other costs	2%	4%	6%	3%
Litigation settlement	(81%)	0%	(31%)	0%
Patent infringement settlements, net	0%	0%	(10%)	0%

Income (loss) from operations	70%	(25%)	12%	(24%)
Realized gain on marketable equity securities	0%	0%	7%	0%
Interest expense	0%	0%	0%	0%
Interest income	1%	1%	1%	1%
Other income (expense), net	0%	(3%)	0%	(1%)

Income (loss) before income taxes and loss from discontinued operations	71%	(27%)	20%	(24%)
Provision (benefit) for income taxes	0%	(7%)	(5%)	(2%)

Income (loss) from continuing operations	71%	(20%)	25%	(22%)
Loss from discontinued operations	0%	0%	0%	0%

Net income (loss)	71%	(20%)	25%	(22%)

Net Sales

During the third quarter of fiscal year 2004, our net sales were $55.3 million, down from $60.5 million for the third quarter of fiscal year 2003. This decline of $5.2 million, or 9%, was primarily due to a decrease in sales of our game console and audio products, partially offset by an increase in video sales. Net sales from our game console products declined $7.0 million in the third quarter of fiscal year 2004 from the comparable period of the prior year. The vast majority of these game console sales were made under a volume purchase agreement, the terms of which were fulfilled in the fourth quarter of fiscal year 2003. Further, net sales from our audio products were down $4.1 million in the third quarter of fiscal year 2004 due to a decline in demand for certain older digital signal processors and converters, along with lower sales of personal computer audio components, a market that we have de-emphasized. These decreases in our audio product line were partially offset by increased demand for our audio converters and industrial mixed-signal products. Partially offsetting the decreases in our game console and audio product lines was an increase of $6.1 million in net sales of our video products in the third quarter of fiscal year 2004 from the comparable period of the prior year. This increase was primarily due to an increase in demand for some of our video recording components as our new and existing customers built inventory for the 2003 holiday season.

Net sales for the first nine months of fiscal year 2004 decreased $63.8 million, or 30%, to $146.1 million from $209.9 million for the first nine months of fiscal year 2003. Our audio product line decreased by $45.1 million, or 27%, in the first nine months of fiscal year 2004 from the comparable period of the prior year, primarily due to a decline in demand for certain older digital signal processors and converters coupled with the de-emphasis of certain personal computer products. These decreases in our audio product line are partially offset by increased demand in our audio converters and industrial mixed-signal products. Sales of our game console products decreased $23.3 million primarily because we had fulfilled our commitments under the volume purchase agreement in the fourth quarter of fiscal year 2003. Sales for the video product line increased by $4.9 million, or 29%, to $21.7 million, primarily as a result of our transition to DVD recorders, a market that we believe has strong growth potential.

Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 72% and 76% of net sales during the third quarter of fiscal years 2004 and 2003, respectively. Export sales were 71% and 78% of total sales in the first nine months of fiscal years 2004 and 2003, respectively.

Our sales are currently denominated in U.S. dollars as is a significant portion of our expenses. As a result, we did not enter into any foreign currency forward exchange or option contracts.

The following table summarizes sales to customers that represent 10% or more of our consolidated net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 27, 2003	December 28, 2002	December 27, 2003	December 28, 2002
Memec Group Holdings Ltd. *	17%	14%	18%	13%
Honestar Technologies *	11%
Ryoyo Electro Corporation *				10%
Thompson Multimedia		11%		11%

*	Denotes a Distributor

For the fourth quarter of fiscal year 2004, we are evaluating channel and retail inventory levels and the actual sell-through from the December 2003 holiday season. Although we see growing acceptance for our products, our forecast for the seasonally slow March quarter remains cautious. Our outlook is based on the expectation of lower demand that typically follows the December quarter for consumer electronics component suppliers. As a result, we expect our net sales in the fourth quarter of fiscal year 2004 to be down seasonally from the third quarter.

Gross Margin

Gross margin was 52.0% in the third quarter of fiscal year 2004, compared with 51.5% in the third quarter of fiscal year 2003. Gross margin was 51.0% and 50.5% in the first nine months of fiscal years 2004 and 2003, respectively. We expect our margins to remain constant or vary only slightly in the fourth quarter of fiscal year 2004.

Research and Development Expense

Research and development expense for the third quarter of fiscal year 2004 was $18.2 million, a decrease of $3.7 million, or 16.7%, from $21.9 million in the third quarter of fiscal year 2003. The decrease for the quarter was primarily attributable to lower headcount as a result of our past cost cutting actions in the United States.

During the first nine months of fiscal year 2004, research and development expense decreased $16.5 million, or 21.8%, from $75.8 million to $59.3 million. The decrease for the nine months was primarily attributable to lower headcount in the United States. Other contributors to the expense reduction were lower depreciation and amortization expense, as we have reduced capital spending and a portion of our capital assets have become fully depreciated, and lower third-party product development costs.

Selling, General and Administrative Expense

Selling, general and administrative expense in the third quarter of fiscal year 2004 decreased $5.7 million, or 32.1%, to $12.2 million from $17.9 million in the comparable period of fiscal year 2003. During the first nine months of fiscal year 2004, selling, general and administrative expense decreased $21.4 million from $58.3 million to $36.9 million. Both the decrease for the quarter and nine months were primarily attributable to lower employee-related costs.

Although our combined research and development and selling, general and administrative expenses have decreased for seven consecutive quarters, we expect the combined fourth quarter expenses to remain relatively consistent with or to be slightly up from the third quarter spending levels. We will continue to carefully manage our expenses; however, we will also continue to invest in what we believe to be growing and emerging markets.

Restructuring and Other Costs

During the third quarter of fiscal year 2004, we recorded a charge of $0.9 million in operating expenses primarily related to severance for headcount reductions. We eliminated 60 positions from various job classes and functions during the third quarter of fiscal year 2004 in Austin, Texas, primarily in selling, general and administrative functions, and in Broomfield, Colorado, primarily in engineering. Additionally, we eliminated test operation positions during the third quarter as part of our previously announced plan to reduce headcount associated with our outsourcing agreement with ChipPAC. During the first nine months of fiscal year 2004, we recorded a restructuring charge of $5.9 million in operating expenses for facility consolidations primarily in California and Texas, an impairment charge of $1.5 million for property and equipment associated with our Austin, Texas facility consolidation, and a net charge of $1.5 million related to workforce reductions. As a result of the outsourcing agreement with ChipPAC, we currently expect to eliminate approximately 90 total test operation positions in Austin, Texas, 28 of which were already eliminated as of December 27, 2003, and to record a total severance charge of approximately $0.6 million during this fiscal year.

During the third quarter of fiscal year 2003, we recorded a charge to operating expense of $1.8 million in facility-related costs due to revised assumptions for sublease income from previously exited facilities and $0.4 million in costs associated with the elimination of approximately 20 employee positions worldwide. During the first nine months of fiscal year 2003, we eliminated approximately 170 employee positions worldwide from various job classes and functions to reduce costs. During this nine-month period, we recorded a restructuring charge of $3.4 million in operating expenses to cover costs associated with these workforce reductions, $1.8 million to fully expense certain intangible and fixed assets that will no longer be used as a result of our workforce reduction and $2.2 million related to facility consolidations.

As of December 27, 2003, we had a remaining accrual from all of our past restructurings of $10.2 million, primarily related to net lease expenses that will be paid over their respective lease terms through fiscal year 2013, along with other anticipated lease termination costs. We have classified $7.0 million of this restructuring accrual as long term.

We expect to incur a cash charge in the fourth quarter of fiscal year 2004 for the remainder of the severance associated with headcount reduction in connection with our ChipPAC outsourcing agreement and a charge for facilities consolidation in our Broomfield, Colorado location.

Amortization of Acquired Intangibles

During the third quarter of fiscal years 2004 and 2003, we recorded $3.4 million and $4.5 million, respectively, in amortization of acquired intangibles related to acquisitions from fiscal years 2002 and 2000. During the first nine months of fiscal years 2004 and 2003, we recorded $11.0 million and $13.8 million, respectively, in amortization of acquired intangibles. The decrease for the third quarter and first nine months of $1.1 million and $2.8 million, respectively, was attributable primarily to the write-off of ShareWave, Inc. (“ShareWave”) and AudioLogic, Inc. acquired intangibles during the fourth quarter of fiscal year 2003. We expect our amortization of acquired intangibles for the fourth quarter of fiscal year 2004 to be consistent with the third quarter of fiscal year 2004.

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

Litigation Settlement

On July 5, 2001, Western Digital Corporation and its Malaysian subsidiary, Western Digital (M) SDN.BHD, (“WD”) filed a lawsuit against us in the Superior Court of the State of California, Orange County, in connection with the purchase of “read channel” chips used in hard disk drives. On August 20, 2001, we filed a cross-complaint against the plaintiffs and on October 9, 2001, the Court granted our motion for judgment on the pleadings that resulted in the dismissal of the plaintiffs’ entire original complaint.

After WD’s original complaint was dismissed, the plaintiffs filed an amended complaint, in which they alleged that they entered into an oral supply contract for “read channel” chips with us and that we breached that contract and our duty of good faith and fair dealing. This amended complaint sought among other things, unspecified damages and declaratory relief. We filed a cross-complaint against the plaintiffs, alleging causes of action for breach of contract, fraud and negligent misrepresentation.

On December 24, 2001, the trial court granted our application for writs of attachment against the plaintiffs in the amount of approximately $25 million. The plaintiffs appealed the order and the court of appeals affirmed the decision of the trial court on May 6, 2003. Pursuant to an agreement we entered into with WD, they delivered to us a letter of credit in the amount of approximately $25 million in substitution for an attachment of their property.

On December 31, 2002, the court granted our motion for summary adjudication of five of the seven causes of action in the plaintiffs’ first amended complaint. On April 25, 2003, the court granted the plaintiffs’ leave to file a second amended complaint.

On August 22, 2003, we signed an agreement to settle the litigation with WD. Under the terms of the agreement, WD made a one-time payment to us of $45 million on October 16, 2003. We recorded the settlement as a credit to operating expense during the third quarter of fiscal year 2004 when the payment was received. Part of the $45 million received from WD represented a recovery of bad debt expense recorded in a prior year of approximately $26.5 million.

Realized Gain on Marketable Equity Securities

For the first nine months of fiscal year 2004, we realized a gain of $10.1 million related to our investment in SigmaTel, Inc. (“SigmaTel”). In November 2000, we entered into a litigation settlement with SigmaTel in which we received shares of common stock, which were contractually guaranteed by SigmaTel to be valued at $10.5 million should SigmaTel complete an initial public offering (“IPO”). On September 16, 2003, SigmaTel completed their IPO. We sold all of our shares and received $5.6 million, net of selling commissions. SigmaTel also paid us $4.5 million, which was the difference between the guaranteed $10.5 million value and the IPO value of our investment.

For the first nine months of fiscal year 2003, we realized a net gain of $0.5 million. This net gain was comprised of a $1.4 million gain related to our receipt of the remaining proceeds previously held back from the fiscal year 2001 sale of our holdings in Basis Communications, partially offset by the $0.9 million loss recorded in the second quarter of fiscal year 2003.

Interest Income

Interest income was $0.5 million for the third quarter of fiscal year 2004 and $0.6 million for the comparable period of fiscal year 2003. Interest income for the first nine months of fiscal year 2004 was $1.3 million compared to $2.0 million in the first nine months of fiscal year 2003. The decrease for the nine months was primarily attributable to a lower interest rate environment.

Other Income (Expense), Net

Other income (expense), net was $1.9 million for the third quarter of fiscal year 2003 and $2.2 million for the first nine months of fiscal year 2003. Other income (expense), net for the third quarter and the first nine months of fiscal year 2003 was primarily comprised of $2.1 million related to the settlement of patent infringement issues.

Income Taxes

We incurred income tax expense of $75 thousand for the third quarter of fiscal year 2004. This expense consisted primarily of foreign withholding taxes and foreign income taxes. We realized an income tax benefit of $7.0 million for the first nine months of fiscal year 2004, primarily as a result of a one-time benefit of $7.2 million from the reversal of previously accrued state taxes. The tax reversal was the result of the expiration of the statute of limitations for the years in which certain potential state tax liabilities existed. The income tax benefit was partially offset by approximately $0.2 million of income tax expense, which consisted primarily of foreign withholding taxes and foreign income taxes. We realized an income tax benefit of $4.4 million for the third quarter and for the first nine months of fiscal year 2003. This income tax benefit was generated by the reversal of $4.0 million of prior-year state tax liabilities due to the resolution of a state tax audit and a $0.5 million Federal income tax refund. The income tax benefit was partially offset by approximately $0.1 million of income tax expense that consisted primarily of foreign withholding taxes and foreign income taxes.

SFAS 109, “Accounting for Income Taxes,” provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance equal to our net deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis.

Loss from Discontinued Operations

In June 2002, the stockholders of eMicro Corporation (“eMicro”), a joint venture between the Company and Creative Technology Ltd., voted to dissolve the entity and eMicro ceased operations during the first quarter of fiscal year 2003. In connection with the cessation of operations of eMicro during the first quarter of fiscal year 2003, we recorded its results of operations as discontinued at that time. During the first quarter of fiscal year 2004, eMicro made the final cash distribution to its shareholders.

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

Liquidity and Capital Resources

We generated approximately $51.8 million of cash and cash equivalents from our operating activities during the first nine months of fiscal year 2004, primarily due to cash received, net of expenses, upon the successful completion of three litigation settlements totaling $59.4 million (WD, ATI and NVIDIA). These sources of cash were partially offset by an increase in our inventory balances during the first nine months of fiscal year 2004. In the comparable period of fiscal year 2003, we used approximately $11.5 million primarily in operating expenses due to the cash components of our net loss and a decline in accounts payable and accrued liabilities. These uses of cash were partially offset by the receipt of $7.4 million in proceeds from a sublease buyout and a decrease in accounts receivable.

We generated $7.8 million of cash from investing activities during the first nine months of fiscal year 2004, primarily from the sale of marketable equity securities, a decrease in the level of restricted cash we must maintain, and the sale of assets related to our manufacturing test operations. These cash sources were partially offset by the purchase of technology licenses, including multi-year computer-aided design tool licenses, and property and equipment. In the first nine months of fiscal year 2003, we used $18.8 million for investing activities, primarily related to purchases of property and equipment and technology licenses, partially offset by the receipt of proceeds previously held back by Intel Corporation on the fiscal year 2001 sale of our interest in Basis Communications.

We generated $1.7 million in cash from financing activities during the first nine months of fiscal year 2004 related to the issuance of common stock in connection with option exercises and our employee stock purchase plan. For the comparable period in fiscal year 2003, we generated $1.7 million in cash from financing activities primarily related to the issuance of common stock in connection with option exercises and our employee stock purchase plan of $2.3 million, partially offset by capital lease payments totaling $0.6 million.

As of December 27, 2003, we had $7.7 million in restricted cash securing certain obligations under a lease agreement for our headquarters and engineering facility in Austin, Texas. On June 30, 2003, $2.3 million was released in connection with the termination of the Stream Machine Company office lease. During the third quarter of fiscal year 2004, $0.5 million in restricted cash that was securing a writ of attachment related to our litigation involving WD was released.

We have not paid cash dividends on our common stock and currently intend to continue our policy of retaining any earnings for reinvestment in our business. Although we cannot assure that we will be able to generate cash in the future, we anticipate that our existing capital resources and cash flow generated from future operations will enable us to maintain our current level of operations for the next 12 months. For the fourth quarter of fiscal year 2004, we expect total cash to remain flat or down slightly from our third quarter of fiscal year 2004 cash levels.

Factors That May Affect Future Operating Results

Our business faces significant risks. The risk factors set forth below may not be the only ones that we face. Additional risks that we are not aware of yet or that currently are not material may adversely affect our business operations.

Our business is highly dependent on the expansion of the consumer digital entertainment electronics market.

We changed the focus of our business to the consumer digital entertainment electronics market in fiscal year 2002. Consumer products on which we are focused include multi-channel audio, video and DVD receivers, automotive audio applications and digital video recorders, including optical-based DVD recorders and hard-disk based personal video recorders. We expect the consumer digital entertainment electronics market to expand; however, our strategy may not be successful. Given current economic conditions in the United States and internationally, as well as the large installed base of consumer electronics products, consumer spending on home electronic products may not increase as expected. In addition, the potential decline in consumer confidence and consumer spending relating to future terrorist attacks could have a material adverse effect on our business.

We have historically experienced fluctuations in our operating results and expect these fluctuations to continue in future periods.

Our quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect our net sales, gross margins and operating income. These factors include:

•	the volume and timing of orders received,

•	changes in the mix of our products sold,

•	market acceptance of our products and the products of our customers,

•	competitive pricing pressures,

•	our ability and that of our customers to introduce new products on a timely basis,

•	the timing and extent of our research and development expenses,

•	the failure to anticipate changing customer product requirements,

•	disruption in the supply of wafers, assembly or test services,

•	certain production and other risks associated with using independent manufacturers, assembly houses and testers, and

•	product obsolescence, price erosion, competitive developments and other competitive factors.

Our success depends on our ability to introduce new products on a timely basis.

Our success depends upon our ability to develop new products for new and existing markets, to introduce these products in a timely manner and to have these products gain market acceptance. The development of new products is highly complex and from time to time, we have experienced delays in developing and introducing them. Successful product development and introduction depend on a number of factors, including:

•	proper new product definition,

•	timely completion of design and testing of new products,

•	assisting our customers with integration of our components into their new products, including providing support from the concept stage through design, launch and production ramp,

•	successfully developing and implementing the software necessary to integrate our products into our customers’ products,

•	achievement of acceptable manufacturing yields,

•	availability of wafer, assembly and test capacity,

•	market acceptance of our products and the products of our customers, and

•	obtaining and retaining certain industry certification requirements.

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

Successful product design and development is dependent on our ability to attract, retain and motivate qualified design engineers, of which there is a limited number. Due to the complexity and variety of precision linear and mixed-signal circuits, the limited number of qualified circuit designers and software engineers and the limited effectiveness of computer-aided design systems in the design of such circuits, we cannot assure you that we will be able to successfully develop and introduce new products on a timely basis.

Strong competition in the high-performance integrated circuit market may harm our business.

The integrated circuit industry is intensely competitive and is characterized by rapid technological change, price erosion and design and other technological obsolescence. Because of shortened product life cycles and even shorter design-in cycles in a number of the markets that we serve, particularly consumer entertainment, our competitors have increasingly frequent opportunities to achieve design wins in next-generation systems. In the event that competitors succeed in supplanting our products, our market share may not be sustainable and net sales, gross margins and results of operations would be adversely affected.

Our principal competitors include AKM Semiconductors, ALi Semiconductor, Advanced Micro Devices, Analog Devices, ATMEL, Broadcom, Conexant, ESS Technologies, Fujitsu Semiconductor, Intel, Linear Technology, LSI Logic, Maxim, Mediatek, Motorola, Philips Semiconductor, Samsung Semiconductor, Sharp Semiconductor, Sigma Design, ST Microelectronics, Sunplus, Texas Instruments, Tripath, Wolfson, Yamaha and Zoran, many of whom have substantially greater financial, engineering, manufacturing, marketing, technical, distribution and other resources, broader product lines, greater intellectual property rights and longer relationships with customers than we have. We also expect intensified competition from emerging companies and from customers who develop their own integrated circuit products. In addition, some of our current and future competitors maintain their own fabrication facilities, which could benefit them in connection with cost, capacity and technical issues.

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

Export sales, principally to Asia, include sales to U.S-based customers with manufacturing plants overseas and accounted for 72%, 77% and 85% of net sales in the third quarter of fiscal year 2004 and in fiscal years 2003 and 2002, respectively. We expect export sales to continue to represent a significant portion of product sales. This reliance on sales internationally subjects us to the risks of conducting business internationally, including political and economic conditions, on our customers, employees and contract manufacturers in Asia. For example, the financial instability in a given region, particularly Asia, could impact future orders and harm our results of operations. Our international sales operations involve a number of other risks, including:

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

In addition, since our prices are denominated in United States dollars, our competitive position can be affected by the exchange rate of the U.S. dollar against other currencies. Consequently, increases in the value of the dollar would increase the price in local currencies of our products in foreign markets and make our products relatively more expensive. We cannot assure you that regulatory, political and other factors will not adversely affect our operations in the future or require us to modify our current business practices.

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

Product development in the markets we serve is becoming more focused on the integration of multiple functions on individual devices. There is a general trend towards increasingly complex products. The greater integration of functions and complexity of operations of our products increase the risk that our customers or end users could discover latent defects or subtle faults after volumes of product have been shipped. This could result in:

•	material recall and replacement costs for product warranty and support,

•	an adverse impact to our customer relationships by the occurrence of significant defects,

•	delays in recognition or loss of revenues, loss of market share, or failure to achieve market acceptance, and

•	the diversion of the attention of our engineering personnel from our product development efforts.

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

On June 26, 2003, we agreed to sell our test operation assets, consisting of analog and mixed-signal testers, handlers and wafer probes, to ChipPAC, a provider of semiconductor packaging design, assembly, test and distribution services. ChipPAC will transfer these test assets to its China facility over the remainder of the fiscal year. This asset transfer may involve a number or risks, including but not limited to:

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

As our sales to the consumer digital entertainment electronics market increase, we are more likely to be affected by seasonality in the sales of our products. Approximately half of consumer electronics products are sold worldwide during the holiday season. As a result, we expect a disproportionate amount of our sales to occur in our second and third fiscal quarters in anticipation of the holiday season.

If we fail to attract, hire and retain qualified personnel, we may not be able to develop, market or sell our products or successfully manage our business.

Competition for personnel in our industry is intense. The number of technology companies in the geographic areas in which we operate is greater than it has been historically and we expect competition for qualified personnel to intensify. There are only a limited number of people in the job market with the requisite skills. Our human resources organization focuses significant efforts on attracting and retaining individuals in key technology positions. If our stock price were to decline, our ability to retain key employees may become more difficult as equity grants will contain less perceived value and key employees pursue equity opportunities elsewhere. In addition, start-up companies generally offer larger equity grants to attract individuals from more established companies. The loss of the services of any key personnel or our inability to hire new personnel with the requisite skills could restrict our ability to develop new products or enhance existing products in a timely manner, sell products to our customers or manage our business effectively.

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

In addition, we rely on contract manufacturers to produce our semiconductor components. We generally order our products through non-cancelable orders from third-party foundries based on our sales forecasts and our customers can generally cancel or reschedule orders they place with us without significant penalties. If we do not receive orders as anticipated by our forecasts, or customers cancel orders that are placed, we may experience increased inventory levels and incur future inventory write-downs or charges due to the lower of cost or market accounting, excess inventory or inventory obsolescence.

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

Market conditions could result in wafers being in short supply and prevent us from having adequate supply to meet our customer requirements. In addition, any prolonged inability to utilize third-party foundries because of fire, natural disaster, or otherwise would have a material adverse effect on our financial condition and results of operations. If we are not able to obtain additional foundry capacity as required, our relationships with our customers would be harmed and, consequently, our sales would likely be reduced and we may be forced to purchase wafers from higher-cost suppliers or to pay expediting charges to obtain additional supply, if we are able to acquire wafers at all.

In order to secure additional foundry capacity, we may enter into contracts that commit us to purchase specified quantities of silicon wafers over extended periods. In the future, we may not be able to secure sufficient capacity with foundries in a timely fashion or at all and such arrangements, if any, may not be on terms favorable to us. Moreover, if we are able to secure foundry capacity, we may be obligated to utilize all of that capacity or incur penalties. These penalties may be expensive and could harm our financial results.

We are dependent on our subcontractors in Asia to perform key manufacturing functions for us.

We depend on third-party subcontractors in Asia for the assembly, packaging and testing of our products. International operations and sales may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations and changes in import/export regulations, tariff and freight rates, as well as the risks of natural disaster. Although we seek to reduce our dependence on our limited number of subcontractors, this concentration of subcontractors and manufacturing operations in Asia subjects us to the risks of conducting business internationally, including political and economic conditions in Asia. Disruption or termination of the assembly, packaging or testing of our products could occur and such disruptions could harm our business and operating results.

Failure to manage our distribution channel relationships could adversely affect our business.

In the third quarter of fiscal year 2004 and in fiscal years 2003 and 2002, sales to our distributors accounted for 63%, 57% and 38%, respectively, of our net sales. The future of our business, as well as the future growth of our business, will depend in part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. The inability to successfully do so could adversely affect our business.

We may choose to acquire other companies or technologies and will need to successfully integrate them into our business to compete in our industry.

We acquired LuxSonor Semiconductors, Inc. (“LuxSonor”), ShareWave and Stream Machine Company, as well as the assets of Peak Audio, Inc., in fiscal year 2002. We will continue to consider future acquisitions of other companies, or their technologies or products, to improve our market position, broaden our technological capabilities and expand our product offerings. However, we may not be able to acquire, or successfully identify, the companies, products or technologies that would enhance our business.

In addition, if we are able to acquire companies, products or technologies, we could experience difficulties in integrating them. Integrating acquired businesses involves a number of other risks, including, but not limited to:

•	the potential disruption of our ongoing business,

•	unexpected costs or incurring unknown liabilities,

•	the diversion of management’s resources from other business concerns involved in identifying, completing and integrating acquisitions,

•	the inability to retain the employees of the acquired businesses,

•	difficulties relating to integrating the operations and personnel of the acquired businesses,

•	adverse effects on the existing customer relationships of acquired companies,

•	the potential incompatibility of business cultures,

•	entering into markets and acquiring technologies in areas in which we have little experience, and

•	acquired intangible assets becoming impaired as a result of technological advancements, or worse-than-expected performance of the acquired company.

If we are unable to successfully address any of these risks, our business could be harmed.

We may be unable to protect our intellectual property rights from third-party claims and litigation.

Our success depends on our ability to obtain patents and licenses and to preserve our intellectual property rights associated with our manufacturing and development processes, products, and development and testing tools. We seek patent protection for those inventions and technologies for which we believe such protection is suitable and is likely to provide a competitive advantage to us. We also rely substantially on trade secrets, proprietary technology, non-disclosure and other contractual agreements and technical measures to protect our technology and manufacturing know-how and we work actively to foster continuing technological innovation to maintain and protect our competitive position. We cannot assure you that steps taken by us to protect our intellectual property will be adequate, that our competitors will not independently develop or patent substantially equivalent or superior technologies or be able to design around our patents, or that our intellectual property will not be misappropriated. Also, the laws of some foreign countries may not protect our intellectual property as much as the laws of the United States.

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

As is typical in the semiconductor industry, we and our customers have from time to time received and may in the future receive, communications from third parties asserting patents, mask work rights or copyrights on certain of our products and technologies. In the event third parties were to make a valid intellectual property claim and a license was not available on commercially reasonable terms, our operating results could be harmed. Litigation, which could result in substantial cost to us and diversion of our resources, may also be necessary to defend us against claimed infringement of the rights of others. An unfavorable outcome in any such suit could have an adverse effect on our future operations and/or liquidity.

If we are unable to make continued substantial investments in research and development, we may not be able to sell our products.

We make significant investments in research and development activities to develop new and enhanced products and solutions. If we fail to make sufficient investments in research and development programs, new technologies could render our current and planned products obsolete and our business could be harmed.

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

We have provisions in our charter and are subject to certain provisions of Delaware law, that could prevent, delay or impede a change of control of our company.

Certain provisions of our Certificate of Incorporation, By-Laws and Delaware law could make it more difficult for a third party to acquire us, even if our stockholders support the acquisition. These provisions include:

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

We are subject to business cycles and it is difficult to predict the timing, length, or volatility of these cycles. After growth in calendar years 1999 and 2000, the condition of the semiconductor industry declined significantly in calendar year 2001 and did not begin to recover until late in calendar year 2003. Future weakening could adversely affect our business. During downturns, customers usually reduce purchases, delay delivery of products, shorten lead times on orders, and/or cancel orders. These downturns create pressure on our net sales, gross margins, and operating income. In addition, these downturns may result in retention issues with our employees, who are vital to our success.

We cannot assure you that any future downturn will not have a material adverse effect on our business and results of operations. We cannot assure you that we will not experience substantial period-to-period fluctuations in revenue due to general semiconductor industry conditions or other factors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with equity price risk on investment securities and currency movements on non-U.S. dollar denominated assets and liabilities. We assess these risks on a regular basis and have established policies to protect against the adverse effects of these and other potential exposures. All of the potential changes noted below are based on sensitivity analyses as of December 27, 2003. Actual results may differ materially.

Interest Rate Risk

On December 27, 2003, our cash, cash equivalents and restricted cash included short-term, fixed rate securities. An immediate 10 percent change in interest rates would not have a material effect on either the fair value of our investments or our results of operations.

Marketable Equity Securities Price Risk

We are exposed to price risk on publicly traded equity investment securities. A 10 percent change in the value of the related securities would not have a material effect on our results of operations or financial position.

Foreign Currency Exchange Risk

Our revenue is denominated in U.S. dollars. Our spending is transacted primarily in U.S. dollars. However, for the first nine months of fiscal year 2004 and in fiscal year 2003, we entered into transactions in other currencies to fund the operating needs of our design, technical support and sales offices outside of the United States.

In addition to the direct effects of changes in exchange rates on the value of open exchange contracts we may have from time to time, changes in exchange rates can also affect the volume of sales or the foreign currency sales prices of our products.

ITEM 4.	CONTROLS AND PROCEDURES

•	We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Securities Exchange Act of 1934 (the “Exchange Act”) filings is properly and timely recorded and reported. We have formed a Disclosure Review Committee comprised of key individuals from several disciplines in the Company who are involved in the disclosure and reporting process. This committee, which is led by the acting Chief Financial Officer (“CFO”), meets periodically to ensure the timeliness, accuracy and completeness of the information required to be disclosed in our filings.

•	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the acting CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.

•	There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

•	In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of inherent limitations in a cost-effective control system, misstatements due to error and/or fraud may occur and not be detected.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Fujitsu

On October 19, 2001, we filed a lawsuit against Fujitsu, Ltd. in the United States District Court for the Northern District of California. We assert claims for breach of contract and anticipatory breach of contract and we are seeking damages in excess of $46 million. The basis for our complaint is Fujitsu’s refusal to pay for hard disk drive-related chips delivered to and accepted by it in fiscal year 2002. On December 17, 2001, Fujitsu filed an answer and a counterclaim. Fujitsu alleges claims for breach of contract, breach of warranty, quantum meruit/equitable indemnity and declaratory relief. The basis for Fujitsu’s counterclaim is the allegation that certain chips that we sold to Fujitsu were defective and, allegedly caused Fujitsu’s hard disk drives to fail. The counterclaim does not specify the damages Fujitsu seeks, other than to allege it has sustained “tens of millions” of dollars in damages. To facilitate the resolution of all claims in one lawsuit, including our claims against potentially responsible third parties, we agreed with Fujitsu to realign our claims so that Fujitsu is the plaintiff and we are the defendant and counterclaimant. This realignment allowed Fujitsu and us to file in the same lawsuit third-party claims alleging breach of contract and warranty against Amkor Technology, Inc., the company that recommended and sold us the packaging materials that caused the alleged defects in our chips. Amkor filed an answer to our third-party claim and a third-party complaint for implied contractual indemnity and breach of warranties against Sumitomo Bakelite Co., Ltd., the company that sold the allegedly defective molding compound used in these packaging materials.

On December 5, 2003, Fujitsu filed a complaint in California state court alleging claims substantially similar to those filed against us in district court and, in addition, alleging fraud and other related claims against Amkor and

Sumitomo. On December 23, 2003, we filed a cross-complaint in California state court alleging the same claims against Fujitsu as we alleged in federal district court, and further alleging fraud and other related claims against Amkor and Sumitomo based on their alleged knowledge that the molding compound used in the packaging materials sold to us was defective. We have filed a motion for leave to amend our complaint to add these same allegations to the federal district court case.

The trial in the federal district court case is currently scheduled for July 2004. Fujitsu recently indicated that it intends to seek hundreds of millions of dollars in damages, although, as of this date, Fujitsu has not indicated how it will substantiate this amount of damages. We intend to defend and prosecute our lawsuit vigorously. Further, we believe that we have valid claims against Amkor and Sumitomo in the event we are found to be liable to Fujitsu and that insurance may cover defense costs and some or all of any liability to Fujitsu. However, we cannot predict the ultimate outcome of this litigation. An adverse outcome in this litigation could materially harm our financial condition or results of operations.

Western Digital

On July 5, 2001, Western Digital Corporation and its Malaysian subsidiary, Western Digital (M) SDN.BHD, (“WD”) filed a lawsuit against us in the Superior Court of the State of California, Orange County, in connection with the purchase of “read channel” chips used in hard disk drives. On August 20, 2001, we filed a cross-complaint against the plaintiffs and on October 9, 2001, the Court granted our motion for judgment on the pleadings that resulted in the dismissal of the plaintiffs’ entire original complaint.

After WD’s original complaint was dismissed, the plaintiffs filed an amended complaint, in which they alleged that they entered into an oral supply contract for “read channel” chips with us and that we breached that contract and our duty of good faith and fair dealing. This amended complaint sought among other things, unspecified damages and declaratory relief. We filed a cross-complaint against the plaintiffs, alleging causes of action for breach of contract, fraud and negligent misrepresentation.

On December 24, 2001, the trial court granted our application for writs of attachment against the plaintiffs in the amount of approximately $25 million. The plaintiffs appealed the order and the court of appeals affirmed the decision of the trial court on May 6, 2003. Pursuant to an agreement we entered into with WD, they delivered to us a letter of credit in the amount of approximately $25 million in substitution for an attachment of their property.

On December 31, 2002, the court granted our motion for summary adjudication of five of the seven causes of action in the plaintiffs’ first amended complaint. On April 25, 2003, the court granted the plaintiffs’ leave to file a second amended complaint.

On August 22, 2003, we signed an agreement to settle the litigation with WD. Under the terms of the agreement, WD made a one-time payment to us of $45 million on October 16, 2003. We recorded the settlement as a credit to operating expense during the third quarter of fiscal year 2004 when the payment was received. Part of the $45 million received from WD represented a recovery of bad debt expense recorded in a prior year of approximately $26.5 million.

LuxSonor Semiconductors, Inc.

On April 9, 2003, we filed a claim for approximately $760 thousand against the escrow account set up in connection with our acquisition of LuxSonor Semiconductors, Inc. (“LuxSonor”). This escrow account was set up to compensate us in the event of certain breaches of warranties and covenants by LuxSonor made in the Agreement of Merger. Our claim was comprised of (i) certain penalties and fees we assumed in connection with the acquisition, (ii) an uncollectible accounts receivable, (iii) unreported accounts payable and (iv) issues related to the alleged infringement of certain third-party intellectual property rights. On November 7, 2003, we settled the matter with Mr. Liang, the shareholders’ representative. As a result, we received $153 thousand in settlement of our claim, most of which was recorded on the income statement as a component of “Other income (expense), net.” The remaining escrow amount was disbursed to the former LuxSonor shareholders.

Wolfson Microelectronics

On October 9, 2003, we filed a lawsuit against Wolfson Microelectronics, plc, a United Kingdom company and Wolfson Microelectronics Ltd., a Delaware corporation, (collectively “Wolfson”) in the U.S. District Court for the Southern District of California. We are alleging that several Wolfson products that incorporate digital-to-analog converters infringe on our U.S. Patent Nos. 6,492,928 and 6,011,501. We are seeking damages and requesting a permanent injunction against Wolfson from making, using, offering to sell or selling in the U.S. or importing into the U.S. any infringing products. On December 2, 2003, in response to our complaint, Wolfson filed an answer and a counterclaim against us alleging, among other things, unfair competition, tortious interference with prospective economic advantage and tortious interference with contractual relationships. Wolfson’s claims are based primarily on our alleged bad faith in filing suit against Wolfson with the alleged knowledge that one of the two asserted patents was invalid. Based on the information available to us at this time, we believe that we will ultimately succeed in defending against these allegations.

In addition, on October 14, 2003, we filed a complaint requesting that the U.S. International Trade Commission (the “ITC”) initiate an investigation of Wolfson Microelectronics, plc, for violation of Section 337 of the Tariff Act of 1930, in the importation, sale for importation and sale in the U.S. after importation of certain digital-to-analog converters and other products containing these converters. In our complaint, we asked the ITC to investigate whether certain Wolfson products infringe on one or more of the claims of U.S. Patent No. 6,492,928. On November 10, 2003, the ITC instituted an investigation into Wolfson’s actions based on our allegations. On December 9, 2003, we also requested the ITC to further investigate whether certain Wolfson products infringed on one or more of the claims of U.S. Patent No. 6,011,501. On December 29, 2003, the ITC included our allegations of infringement with respect to U.S. Patent No. 6,011,501 into its investigation. With respect to both patents, we are seeking a permanent exclusion order banning the importation into the U.S. of the allegedly infringing products and a cease-and-desist order halting the sale of these infringing products, as well as other relief the ITC deems appropriate.

Other Claims

From time to time, other various claims, charges and litigation are asserted or commenced against us arising from, or related to, contractual matters, intellectual property, employment disputes, as well as other issues. Frequent claims and litigation involving these types of issues are not uncommon in the semiconductor industry. As to any of these claims or litigation, we cannot predict the ultimate outcome with certainty.

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

On October 22, 2003, we filed a Form 8-K regarding our second quarter earnings release.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRRUS LOGIC, INC.

By:	/s/ THURMAN K. CASE

Thurman K. Case Acting Chief Financial Officer
Date: February 4, 2004