Form 10-K
period 2004-03-27
CIRRUS LOGIC INC
filed 2004-06-09
CIK 772406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 27, 2004

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

Common Stock, $0.001 Par Value
Preferred Stock Purchase Rights

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The aggregate market value of the registrant’s voting and non-voting stock held by non-affiliates was approximately $336 million based upon the closing price reported on the NASDAQ National Market as of September 27, 2003.

      As of June 2, 2004, the number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 84,429,102.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain information contained in the registrant’s proxy statement for its annual meeting of stockholders to be held July 29, 2004 is incorporated by reference in Part III of this Annual Report on Form 10-K.

CIRRUS LOGIC, INC.

FORM 10-K

For the fiscal year ended March 27, 2004

PART I

Item 1.	Business

      Cirrus Logic (“we,” “us,” “our,” or the “Company”) is a premier supplier of high-performance analog or mixed-signal and digital processing integrated circuits (“ICs”) and solutions for consumer entertainment, automotive entertainment and industrial applications. We develop and market integrated ICs and embedded software used by original equipment manufacturers (“OEMs”). We also provide complete system reference designs based on our technology that enable our customers to bring products to market in a timely and cost-effective manner.

      We were founded in 1984 and were reincorporated in the State of Delaware in February 1999. Our headquarters are in Austin, Texas and we have major sites in Fremont, California; Boulder, Colorado; and Fort Wayne, Indiana. We also serve customers from international offices in Asia, including the People’s Republic of China, Korea, Japan, Singapore and Taiwan and Europe. Our common stock, which has been publicly traded since 1989, is listed on the NASDAQ National Market under the symbol CRUS.

      We maintain a Web site with the address www.cirrus.com. We are not including the information contained on our Web site as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our Web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. To receive a free copy of this Form 10-K, please forward your written request to Cirrus Logic, Inc., Attn: Investor Relations, 2901 Via Fortuna, Austin, Texas 78746.

Background of the Semiconductor Industry

      In general, the semiconductor industry produces three types of products: analog, digital and mixed-signal. Analog semiconductors take on a continuous range of values that can regulate functions such as temperature, speed, sound, video images and electrical current. Digital semiconductors process discrete values, for example, two values, such as 0s and 1s, used by computers. Mixed-signal semiconductors combine analog and digital functions in a single product.

      In the consumer electronics industry, until recently, audio soundtracks and video images were transmitted, edited and stored almost exclusively using analog formats. Given advances in technology, audio and video now can be stored in digital format. This format allows for the manipulation of audio and video signals through digital signal processors (“DSPs”). With digital signal processors, digital audio and digital video signals can be compressed, improving storage and efficiencies in transmissions and they can be transmitted and reproduced without degradation in the sound or images. Digital formatting also provides greater security from unauthorized copying, better editing capabilities and random access to data.

      In addition, increasing advances in semiconductor technology are resulting in the convergence of consumer electronics products, which means cost savings and added convenience and functionality for consumers. For example, compact disk (“CD”) players were introduced to play audio content in the CD format only. Later, digital video disk (“DVD”) players were introduced, combining audio with video. These consumer electronics products now support additional audio and video formats, such as MP3 audio and MPEG-4 video. As these digital home entertainment systems converge and become increasingly complex, makers of these systems will need sophisticated IC chips that have many features and are cost-effective.

      Manufacturers of consumer electronics products also face expedited time-to-market demands. In addition, because analog or mixed-signal IC design is a specialized field of IC design, manufacturers increasingly are asking third parties to provide advanced, analog or mixed-signal ICs. The design of the analog component of a mixed-signal IC is complex and difficult, and requires engineers to optimize speed, power and resolution within standard manufacturing processes.

Markets and Products

      We are focused on becoming a leader in digital audio, video and high-performance analog and mixed-signal ICs for consumer entertainment, automotive entertainment and high-precision industrial measurement applications. During fiscal year 2004, we organized our products into the following product categories:

      Audio: analog and mixed-signal products for consumer, industrial, automotive, and other applications; digital home audio processors and digital portable processors; commercial audio processors; automotive audio solutions; and embedded processors.

      Video: digital video products for DVD recorders, DVD receivers and home theater recorder systems.

      We offer more than 250 products to over 3,000 customers worldwide through both direct and indirect sales channels. Our major customers are among the world’s leading electronics manufacturers. We target both large existing and emerging growth consumer electronic markets that derive value from our expertise in advanced analog or mixed-signal design processing, systems-level integrated circuit engineering and embedded software.

      The following table summarizes sales to customers that represent more than 10 percent of our consolidated net sales:

	March 27,	March 29,	March 30,
	2004	2003	2002

Memec Holdings Group	20%	15%	—
Fujitsu, Ltd.	—	—	21%
Thomson S.A.	—	12%	15%

AUDIO

1.	Analog and Mixed-Signal Processing Components

      We are a recognized leader in analog and mixed-signal technologies that enable today’s new home and automotive entertainment products, as well as high-precision industrial measurement applications.

Consumer Analog and Mixed-Signal

      We are a leader in precision analog and mixed-signal ICs for audio converters. We have developed a wide range of solutions for multiple market segments. Our value in serving this market includes our ability to offer high quality, cost-effective solutions to OEMs that help them accelerate their time-to-market with advanced audio products. Our products include audio analog-to-digital converters (“ADCs”), audio digital-to-analog converters (“DACs”), audio encoder/decoders (“CODECs”) that integrate ADCs and DACs into a single IC, digital interface ICs (“S/PDIFs”), TV encoders (“Video DAC”) and digital amplifiers. These proprietary products leverage a patent portfolio of more than 200 patents focused on analog and mixed-signal technology.

      Our products include:

•	the CS5341, CS5342 and CS5381, which are analog-to-digital converters for digital audio. These devices perform sampling, analog-to-digital (“A/D”) conversion and anti-alias filtering, generating 24-bit values for both left and right inputs in serial form at sample rates of up to 200 kHz per channel;

•	the CS4398, which is a complete stereo 24-bit, 192 kHz DAC;

•	the CS424XX family of CODECs, which feature two analog-to-digital and six digital-to-analog converters. These devices provide a cost-effective, high quality surround sound CODEC solution for designers of audio/video receivers and DVD receivers;

•	the CS42416/18/26/28 family, which enables advanced features such as DVD-Audio to be added affordably to a broader range of consumer systems. This innovative CODEC family also provides design flexibility and performance levels for a wide range of applications; and

•	the CS8416, which is a digital interface product that receives and decodes one of eight channels of audio data according to the S/ PDIF audio interface standards.

      Our products are used by customers in a wide array of consumer applications, including audio/video receivers (“AVRs”), DVD players and recorders, complete home theater systems, set-top boxes, car audio systems and satellite radios. The products are sold under a variety of brands such as Bose, Denon, Digi Design, Harman Kardon, Kenwood, Mackie, Marantz, Onkyo, Panasonic, Philips, Pioneer, Sony, Technics and Yamaha.

Automotive Analog and Mixed-Signal

      We have several dozen existing products that can support new automotive audio and “infotainment” applications. In order to expand our automotive product sales, we are in the process of obtaining ISO14001 certification and complying with the requirements of TS-16949. ISO/TS-16949 is an automotive-specific certification for semiconductor suppliers developed in part by the DaimlerChrysler/ Ford/ General Motors Supplier Requirements Task Force to ensure high, consistent standards by semiconductor suppliers. ISO14001 is an environmental management system certification aimed at supporting environmental protection and pollution prevention. In furtherance of these certification procedures, we received ISO9001 certification in December 2003. ISO9001 is a corporate-wide quality assurance certification that encompasses design, development, and production of our technology solutions.

      In addition to the certifications listed above, we hold a seat on the Automotive Electronics Council (“AEC”) At-Large Members, Electronics Device Manufacturers. The AEC has recently completed a new revision of its AEC-Q100 specification covering stress test qualification for packaged integrated circuits. The AEC-Q100 is a device-specific certification that assists in the “part approval process” by standardizing the qualification procedures used for automotive application integrated circuits. Cirrus Logic has also joined the Automotive Industry Action Group in an effort to be on the leading edge of delivering high quality products that meet the rigorous requirements of the automotive industry.

      In fiscal year 2004, our customers included Bose Corporation, Delphi Corporation, Harman Becker Automotive Systems, Blaupunkt, Siemens VDO, Johnson Controls, Fujitsu, Hybrid Elektronik, Kiryung Electronics, and Visteon.

Industrial Analog and Mixed-Signal

      We are a leader in high-precision analog and mixed-signal ICs for industrial measurement. Our products are used in industrial measurement, power meter and geophysical applications. Types of applications include the digital measurement of energy, temperature gauges for industrial use, seismic devices for oil field and seismology applications and high-precision weigh scales for commercial and scientific use. We offer a broad line of ADCs that use patented self-calibration techniques that improve accuracy and reduce system-level cost. Our products include:

•	the CS5516, CS5520, CS5532 and CS5550, which are complete solutions for digitizing low-level signals from strain gauges, load cells and weigh scales;

•	the CS3001/02/11/12, which is an operational amplifier family designed to achieve optimum performance while reducing component count and bill of materials costs. Process control, medical and test equipment, temperature measurement and weigh scale applications are a few of the target markets needing these innovative operational amplifiers;

•	the CS3301/02, which are highly integrated programmable-gain differential amplifiers designed from seismic and geophysical applications that require very precise measurements; and

•	the CS5460A, CS5461/62 and CS5471, which are highly integrated, ADCs developed for the power measurement industry.

      Our customers include ABB, Actaris, Mettler-Toledo, National Instruments, Rockwell Automation, Schlumberger and Western Geco.

Other Analog and Mixed-Signal

Communications

      We also sell embedded Ethernet semiconductors for use in consumer and industrial applications. In addition, we sell telephony ICs, primarily T1/E1/J1 Line Interface Units, which provide switched interface solutions for telecommunications and data communications equipment.

Computer Audio

      Our ICs are also incorporated into the motherboards of desktop and notebook computers and workstations, as well as in external cards that plug into computers and workstations that enable audio functions on those machines. Prior to fiscal year 2004, we de-emphasized our low margin computer audio product line and focused our investments in other audio products.

2.	Audio Entertainment Processors

      We are a recognized leader providing digital audio IC solutions, from high-end commercial audio to mass-market consumer electronics.

Digital Home Audio

      We are a leading supplier of digital audio processors to the home AVR market. Our home audio products are incorporated into multi-channel, surround-sound AVRs and home-theater-in-a-box systems. Integrated DSP products, our largest product offering in this market, decode all major industry standards of digital multi-channel audio. Our product line consists of three distinct families of DSPs, which are designed to support a variety of standards, including Dolby® Digital, MPEG-2 stereo and multi-channel decoding, DTS® multi-channel decoding and AACTM stereo and multi-channel decoding. These products provide a complete and flexible solution for stereo and multi-channel audio decoding in home audio/video receiver/ amplifiers, digital television, set-top boxes and similar products.

      Our newest family of multi-channel audio DSPs, the CS49500 family, provides dual 32-bit, fixed point digital signal processor cores, optimized for audio applications, to power next-generation designs. These designs can be easily developed using Cirrus Logic’s modular software framework, which includes both certified application programs provided by us, as well as a modular programming environment for easy customization. This family also provides system level peripherals and internal memory, allowing many processing tasks, including Dolby Digital, Dolby Pro Logic® IIx, AAC, DTS-ES 96/24, THX® Ultra 2 Cinema and other advanced post-processing, to be accomplished without external logic or memory.

      Our customers include Bose, Harman Kardon, Kenwood, LG Electronics, Marantz, Onkyo, Panasonic, Pioneer, RCA/ Thomson S.A., Sony and Yamaha.

Digital Portable Audio

      Our portable audio products, including the CS7410 and the EP7312, are incorporated into flash memory-based MP3/WMA (“Windows Media® Audio”) compressed audio players, CD-based MP3/WMA players and hard disk drive-based jukeboxes. MP3 technology typically provides a greater than ten-to-one file size reduction for digital audio content. Our products in this area provide a comprehensive solution to address flash, CD and hard-disk drive MP3/WMA players through powerful processing capabilities and advanced features for the music and technology enthusiast. In addition to the extensive feature set for this market, these products have low-power requirements and a small package size, which makes them an ideal IC solution for portable electronics. These solutions are versatile enough to support both high-end and low-end applications. During fiscal year 2004, we curtailed further investment in research and development for digital portable audio products.

      Our customers include Creative Technologies, iRiver, and Sanyo Electric Co.

Commercial Audio

      With our fiscal year 2002 acquisition of Peak Audio, Inc. (“Peak”), we expanded our commercial audio product set to include the commercial audio industry’s leading technology for distributing uncompressed, real-time, digital audio over Fast Ethernet networks based on CobraNetTM technology. CobraNet technology has been deployed at a variety of venues, including rock concerts, opera halls, resorts, championship sports events and the United States Senate. As of March 27, 2004, over 40 entities have licensed CobraNet as their solution for audio networking.

      In addition, during fiscal year 2004, we introduced the CS18101, a digital audio networking processor, which includes the CobraNet technology integrated into a DSP. The introduction of the CS18101 allows manufacturers to offer audio networking products using CobraNet technology in lower-cost products. Capable of handling eight bi-directional audio channels, the CS18101 is well suited for use in power speakers, power amplifiers, signal-processing devices and mixing consoles.

      CobraNet licensees include Bose KK Japan, BSS Audio, Crown, JBL, Mackie, Shure and Yamaha.

3.	Embedded Processors

      Our family of 32-bit general-purpose system-on-a-chip processor supports a wide range of price performance points and applications for consumer, commercial and industrial applications. Our Seven Series and Nine Series product lines are built around industry-standard ARM® processor cores, which offer an extensive range of development tools and qualified software products, reducing the time-to-market for new applications. We currently offer seven general-purpose system-on-a-chip processors leveraging the ARM cores, including the EP9315, which is a highly integrated system-on-a-chip processor based on the ARM920T processor core. Our new Nine Series of system-on-a-chip processors includes all the peripherals required for complex application including, hard-disk interfaces, networking capability, graphical display support and USB ports. We believe these products are ideal for a wide range of market applications such as digital media servers, point-of-sales terminals, audio/ video jukeboxes, telematic control systems, intelligent home controllers, multi-zoned stereo audio systems, Internet radios, industrial controls, KVM controllers, biometric security systems and GPS devices.

      Our customers include Ceiva, Creative Technologies, Good Technology, iRiver, Kenwood, Matsushita, Motorola, Onkyo, Phatnoise, RayMarine, Raytheon and Sagem.

VIDEO

      We are focused on providing versatile silicon and software solutions for such markets as DVD receivers, DVD recorders, and home theater systems. This strategy is designed to help manufacturers get to market faster with cost-effective, proven video-enabled solutions.

     Digital Video Products

      We are a mass-market supplier for digital video recording, offering a complete hardware/ software platform designed to speed OEMs’ time to market. We enhanced our video product line through our fiscal year 2002 acquisition of Stream Machine Company (“Stream Machine”) and LuxSonor Semiconductors, Inc. (“LuxSonor”). Our consumer entertainment video product line provides MPEG-2 encoders and decoders for DVD recorders, DVD receivers, hard disk-based PVRs and PC Video recording peripherals. During the second half of fiscal year 2004, we emerged as a leader in the merchant market for DVD recording solutions.

      Our products include the CS92288, which is a single chip, real-time MPEG-2 audio/video encoder that is targeted for consumer video recording products such as DVD recorders, Personal Video Recorders (“PVRs”) and USB video recorder peripherals for PCs. It includes an integrated system multiplexor/demultiplexor and an on-screen display feature. In addition, the CS92288 is capable of encoding and decoding MP3 audio, making it suitable to provide audio jukebox functionality in hard disk-drive devices. In combination with the CS98XXX family of MPEG-2 audio/video decoders, the CS92288 is used by manufacturers of mass-market DVD recorders.

      In fiscal year 2004, we announced our third generation of MPEG encoding chips, the CS9268X family. We believe that this new product line will offer an ideal solution for manufacturers of more affordable DVD recorders and combination DVD recorders with optical- and hard-disk drive storage capabilities. The CS9268X integrates on an IC most of the functions required to provide a digital video (“DV”) interface, thereby reducing the system bill of material. The DV interface permits a consumer to easily connect a DV camcorder directly to a DVD recorder in order to view or archive home digital video clips.

      In fiscal year 2004, we announced a chipset and software platform designed to spur a new market classification of digital entertainment products — the Home Theater Recorder. This platform features the audio and video chipsets, including the CS92688 and CS98200 and software necessary to integrate a digital AVR with DVD encode and playback capability. We believe that this platform will be manufactured and marketed to consumers as a single product, packaged and sold with home-theater-style speakers for multi-channel surround sound.

      Our customers, several of which sell products under their own brand name as well as other retail brands, for digital video encoding products include ADS Technologies, BBK Electronics, CyberHome, Ellion, Kiss, LG Electronics, Mustek, Pinnacle Systems, Sampo and Samsung.

Manufacturing

      We contract with third parties for all of our wafer fabrication and assembly, as well as for an increasing portion of our testing. Our fabless manufacturing strategy allows us to concentrate on our design strengths, minimize fixed costs and capital expenditures, access advanced manufacturing facilities and have flexibility on sourcing multiple leading-edge technologies through strategic alliances. After wafer fabrication by the foundry, third-party assembly vendors package the wafer die. The finished products are then sent for testing before shipment to our customers. Our manufacturing organization qualifies each product, participates in process and package development, defines and controls the manufacturing process at our suppliers, develops test programs and performs production testing of products in accordance with our ISO-certified quality management system. We use multiple foundries, assembly houses and test houses.

      On June 26, 2003, we announced that Cirrus Logic had agreed to sell its semiconductor test operations assets in Austin, Texas to ChipPAC, Inc. (“ChipPAC”). In addition to the transfer of assets, Cirrus Logic and ChipPAC entered into a long-term strategic alliance, under which ChipPAC provides package development, wafer probe, assembly, final test and distribution services to Cirrus Logic. This transition is expected to be completed by the end of calendar 2004. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further detail.

Patents, Licenses and Trademarks

      We rely on trade secret, patent, copyright and trademark laws to protect our intellectual property products and technology. We intend to continue this practice in the future to protect our products and technologies. As of March 27, 2004, we held 884 U.S. patents, 218 U.S. patent applications pending and various corresponding international patents and applications. Our U.S. patents expire in years 2005 through 2022.

      We have obtained U.S. federal registrations for the CIRRUS LOGIC®, CIRRUS® and CobraNetTM trademarks and our Cirrus Logic logo trademark. These U.S. registrations may be renewed as long as the marks continue to be used in interstate commerce. We have also filed or obtained foreign registration for these marks in other countries or jurisdictions where we conduct, or anticipate conducting, international business.

      To complement our own research and development efforts, we have also licensed and expect to continue to license, a variety of intellectual property and technologies important to our business from third parties.

Research and Development

      We concentrate our research and development efforts on the design and development of new products for each of our principal markets. We also fund certain advanced-process technology development, as well as other emerging product opportunities. Expenditures for research and development in fiscal years 2004, 2003 and 2002 were $76.2 million, $95.3 million and $108.1 million, respectively. These amounts exclude acquired in-process research and development expenses and amortization of acquired intangibles of $14.4 million, $17.8 million and $42.5 million, in fiscal years 2004, 2003 and 2002, respectively. Our future success is highly dependent upon our ability to develop complex new products, to transfer new products to volume production in a timely fashion, to introduce them to the marketplace ahead of the competition and to have them selected for design into products of leading systems manufacturers. Our future success may also depend on assisting our customers with integration of our components into their new products, including providing support from the concept stage through design, launch and production ramp.

Competition

      Markets for our products are highly competitive and we expect that competition will continue to increase. We compete with other semiconductor suppliers that offer standard semiconductors, application-specific integrated circuits (“ASICs”) and fully customized integrated circuits, including embedded software, chip and board-level products. A few customers also develop integrated circuits that compete with our products. Our strategy involves providing lower-cost versions of existing products and new, more advanced products for customers’ new designs.

      While no single company competes with us in all of our product lines, we face significant competition in each of our major product lines. We expect to face additional competition from new entrants in our markets, which may include both large domestic and international IC manufacturers and smaller, emerging companies.

      The principal competitive factors in our markets include time-to-market; quality of hardware/ software design and end-market systems expertise; price; product benefits that are characterized by performance, features, quality and compatibility with standards; access to advanced process and packaging technologies at competitive prices; and sales and technical support, including assisting our customers with integration of our components into their new products and providing support from the concept stage through design, launch and production ramp.

      Competition typically occurs at the design stage, where the customer evaluates alternative design approaches that require integrated circuits. Because our products have not been available from second sources, we generally do not face direct competition in selling our products to a customer once our integrated circuits have been designed into that customer’s system. In products with relatively short life cycles and even shorter design-in cycles, for example, DVD recorders, our competitors have increasingly frequent opportunities to achieve design wins in next-generation systems. In the event that competitors succeed in supplanting our products, our market share may not be sustainable and net sales, gross margins and earnings could be adversely affected.

Sales, Marketing and Technical Support

      Although we sell products worldwide, we sell principally to Asia. Export sales, which include sales to customers with manufacturing plants outside the United States, were 72 percent, 77 percent, and 85 percent in fiscal years 2004, 2003 and 2002, respectively. We maintain a worldwide sales force, which is intended to provide geographically specific selling support to our customers and specialized selling of product lines with unique customer bases.

      Our domestic sales force includes a network of regional direct sales offices located in Colorado, Massachusetts, Oregon and Texas. International sales offices and staff are located in Hong Kong, Japan, the People’s Republic of China, Singapore, South Korea, Taiwan and the United Kingdom. We supplement our direct sales force with external sales representatives and distributors. Our technical support staff is located in California, Colorado, Indiana, Texas, Japan, the People’s Republic of China and Singapore.

Backlog

      Sales are made primarily pursuant to standard short-term purchase orders for delivery of standard products. The quantity actually ordered by the customer, as well as the shipment schedules, are frequently revised, without significant penalty, to reflect changes in the customer’s needs. We utilize backlog as an indicator to assist us in production planning. However, backlog is influenced by several factors including market demand, pricing and customer order patterns in reaction to product lead times. Quantities actually purchased by customers, as well as prices, are subject to variations between booking and delivery to reflect changes in customer needs or industry conditions. As a result, we believe that our backlog at any given time is not a meaningful indicator of future revenues.

Employees

      As of March 27, 2004, we had 767 full-time equivalent employees, of whom 58 percent were engaged in research and product development activities, 28 percent in sales, marketing, general and administrative activities and 14 percent in manufacturing-related activities. Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and administrative personnel.

      Due to the highly competitive nature of the marketplace that we operate in, we may from time to time lose key employees to our competitors. We have been able to hire qualified personnel in the past to fill open positions created by these occurrences, although there can be no assurance that we will be able to do this in the future. None of our employees are represented by collective bargaining agreements.

Factors Affecting Our Business and Prospects

      Our business faces significant risks. The risk factors set forth below may not be the only ones that we face. Additional risks that we are not aware of yet or that currently are not material may adversely affect our business operations. You should read the following cautionary statements in conjunction with the factors discussed elsewhere in this and other of Cirrus Logic’s filings with the Securities and Exchange Commission (“SEC”). These cautionary statements are intended to highlight certain factors that may affect the financial condition and results of operations of Cirrus Logic and are not meant to be an exhaustive discussion of risks that apply to companies such as ours.

We operate in a highly cyclical and volatile industry.

      We are subject to business cycles and it is difficult to predict the timing, length, or volatility of these cycles. During downturns, customers usually reduce purchases, delay delivery of products, shorten lead times on orders and/or cancel orders. During upturns, our third party suppliers and contract manufacturers may have supply constraints that result in higher costs, longer lead times, and/or an inability to meet customer demand. These business cycles may create pressure on our net sales, gross margins and operating income.

      We cannot assure you that any future downturn or upturn, will not have a material adverse effect on our business and results of operations. We cannot assure you that we will not experience substantial period-to-period fluctuations in revenue due to general semiconductor industry conditions or other factors.

Our business is highly dependent on the expansion of the consumer digital entertainment electronics market.

      The major focus of our business is the consumer digital entertainment electronics market. Our ICs are used in AVRs, compressed personal audio players, DVD recorders, digital automotive audio applications and set-top boxes. We expect the consumer digital market to expand over time. A decline in consumer confidence and consumer spending relating to economic conditions, terrorist attacks, armed conflicts, global health conditions and/or the political stability of other countries, however, could have a material adverse effect on our business.

Our products are complex and could contain defects, which could reduce sales of those products or result in claims against us.

      Product development in the markets we serve is becoming more focused on the integration of multiple functions on individual devices. There is a general trend towards increasingly complex products. The greater integration of functions and complexity of operations of our products increases the risk that our customers or end users could discover latent defects or subtle faults after volumes of product have been shipped. This could result in:

•	a material recall and replacement costs for product warranty and support,

•	an adverse impact to our customer relationships by the occurrence of significant defects,

•	a delay in recognition or loss of revenues, loss of market share, or failure to achieve market acceptance, and

•	a diversion of the attention of our engineering personnel from our product development efforts.

      The occurrence of any of these problems could result in the delay or loss of market acceptance of our products and would likely harm our business. In addition, any defects or other problems with our products could result in financial or other damages to our customers who could seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend. While we believe that we are reasonably insured against these risks, there can be no assurance that we will be able to obtain insurance in amounts or of sufficient scope to provide us with adequate coverage against all potential liability. See “Item 3 — Legal Proceedings” for further information regarding outstanding litigation.

Our success depends on our ability to introduce new products on a timely basis.

      Our success depends upon our ability to develop new products for new and existing markets, to introduce these products in a timely manner and to have these products gain market acceptance. The development of new products is highly complex and from time to time, we have experienced delays in developing and introducing these new products. Successful product development and introduction depend on a number of factors, including:

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

      Successful product design and development is dependent on our ability to attract, retain and motivate qualified design engineers, of which there is a limited number. Due to the complexity and variety of analog and high-precision analog and mixed-signal circuits, the limited number of qualified circuit designers and the limited effectiveness of computer-aided design systems in the design of analog and mixed-signal circuits, we cannot assure you that we will be able to successfully develop and introduce new products on a timely basis.

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

      On June 26, 2003, we agreed to sell our test operation assets, consisting of analog and mixed-signal testers, handlers and wafer probes, to ChipPAC, a provider of IC packaging design, assembly, test and distribution services. ChipPAC will transfer these test assets to its China facility over the remainder of the fiscal year. This asset transfer may involve a number or risks, including but not limited to:

•	the potential disruption of our ongoing business,

•	possibly having to secure additional capacity with another test provider during fiscal year 2005, as we complete the transfer our testers to ChipPAC in China,

•	the diversion of management’s resources involved in monitoring this transition and ensuring that we have adequate test operations during the transition period from other business concerns, and

•	incurring unknown difficulties associated with the transfer of the assets to China, thereby jeopardizing the ongoing testing operations performed by ChipPAC and as a result, adversely affecting our ability to have our products tested in a timely manner.

Strong competition in the high-performance IC market may harm our business.

      The IC industry is intensely competitive and is frequently characterized by rapid technological change, price erosion and design and other technological obsolescence. Because of shortened product life cycles and even shorter design-in cycles in a number of the markets that we serve, particularly consumer entertainment, our competitors have increasingly frequent opportunities to achieve design wins in next-generation systems. In the event that competitors succeed in supplanting our products, our market share may not be sustainable and net sales, gross margins and results of operations would be adversely affected.

      We compete in a number of fragmented markets. Our principal competitors in these various markets include AKM Semiconductors, ALi Semiconductor, AMD, ATMEL, Analog Devices, Broadcom, Conexant, ESS Technologies, Freescale Semiconductor, Fujitsu DSP, Intel, Linear Technology, LSI Logic, Maxim, Mediatek, Micronas, Philips, Samsung Semiconductor, Sharp Semiconductor, SigmaTel, ST Microelectronics, Sunplus, Texas Instruments, Tripath, Wolfson and Zoran, many of whom have substantially greater financial, engineering, manufacturing, marketing, technical, distribution and other resources, broader product lines, greater intellectual property rights and longer relationships with customers than we have. We also expect intensified competition from emerging companies and from customers who develop their own IC products. In addition, some of our current and future competitors maintain their own fabrication facilities, which could benefit them in connection with cost, capacity and technical issues.

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

Our products may be subject to average selling prices that decline over short time periods; if we are unable to increase our volumes, introduce new or enhanced products with higher selling prices or reduce our costs, our business and operating results could be harmed.

      Historically in the semiconductor industry, average selling prices of products have decreased over time, while manufacturing costs remained fixed. If the average selling price of any of our products declines and we are unable to increase our unit volumes, introduce new or enhanced products with higher margins and/or reduce manufacturing costs to offset anticipated decreases in the prices of our existing products, our operating results may be adversely affected. In addition, because of procurement lead times, we are limited in our ability to reduce total costs quickly in response to any revenue shortfalls. Because of these factors, we may experience material adverse fluctuations in our future operating results on a quarterly or annual basis.

We have significant international sales and risks associated with these sales that could harm our operating results.

      Export sales, principally to Asia, include sales to U.S-based customers with manufacturing plants overseas and accounted for 72 percent, 77 percent and 85 percent of our net sales in fiscal years 2004, 2003 and 2002, respectively. We expect export sales to continue to represent a significant portion of product sales. This reliance on sales internationally subjects us to the risks of conducting business internationally, including political and economic stability and global health conditions, especially in Asia. For example, the financial instability in a given region, such as Asia, may have an adverse impact on the financial position of end users in the region, which could impact future orders and harm our results of operations. Our international sales operations involve a number of other risks, including:

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

      In addition, we may buy hedging instruments to reduce our exposure to currency exchange rate fluctuations and our competitive position can be affected by the exchange rate of the U.S. dollar against other currencies. Consequently, increases in the value of the dollar would increase the price in local currencies of our products in foreign markets and make our products relatively more expensive. Alternatively, decreases in the value of the dollar will increase the relative cost of our and our vendors’ operations that are based overseas. We cannot assure you that regulatory, political and other factors will not adversely affect our operations in the future or require us to modify our current business practices.

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

      As our sales to the consumer entertainment market increase, we are more likely to be affected by seasonality in the sales of our products. In particular, a significant portion of consumer electronics products are sold worldwide during the back-to-school and holiday seasons. As a result, we expect stronger sales of devices into the consumer entertainment market to occur in our second and third fiscal quarters in anticipation of these seasons.

If we fail to attract, hire and retain qualified personnel, we may not be able to develop, market, or sell our products or successfully manage our business.

      Competition for personnel in our industry is intense. The number of technology companies in the geographic areas in which we operate is greater than it has been historically and we expect competition for qualified personnel to intensify. There are only a limited number of people in the job market with the requisite skills. Our human resources organization focuses significant efforts on attracting and retaining individuals in key technology positions. For example, start-up companies generally offer larger equity grants to attract individuals from more established companies. The loss of the services of any key personnel or our inability to hire new personnel with the requisite skills could restrict our ability to develop new products or enhance existing products in a timely manner, sell products to our customers, or manage our business effectively.

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

      In addition, we generally order our products through non-cancelable orders from third-party foundries based on our sales forecasts and our customers can generally cancel or reschedule orders they place with us without significant penalties. If we do not receive orders as anticipated by our forecasts, or customers cancel orders that are placed, we may experience increased inventory levels.

      Due to the product manufacturing cycle characteristic of IC manufacturing and the inherent imprecision by our customers to accurately forecast their demand, product inventories may not always correspond to product demand, leading to shortages or surpluses of certain products. As a result of such inventory imbalances, future inventory write-downs or charges may occur due to lower of cost or market accounting, excess inventory, or inventory obsolescence.

We rely on independent foundries to manufacture our products, which subjects us to increased risks.

      We rely on independent foundries to manufacture all of our wafers. Our reliance on these foundries involves several risks and uncertainties, including:

•	the possibility of an interruption or loss of manufacturing capacity,

•	the lack of control over delivery schedules, quality assurance, manufacturing yields and costs,

•	the inability to secure necessary capacity to meet customer demand,

•	possible misappropriation of our intellectual property, and

•	the inability to reduce our costs as quickly as competitors who manufacture their own products and are not bound by set prices.

      Market conditions could result in wafers being in short supply and prevent us from having adequate supply to meet our customer requirements. In addition, any prolonged inability to utilize third-party foundries because of fire, natural disaster, or otherwise, would have a material adverse effect on our financial condition and results of operations. If we are not able to obtain additional foundry capacity as required, our relationships with our customers would be harmed and, consequently, our sales would likely be reduced and we may be forced to purchase wafers from higher-cost suppliers or to pay expediting charges to obtain additional supply, if we are able to acquire wafers at all.

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

      We depend on third-party subcontractors in Asia for the assembly, packaging and testing of our products. International operations and sales may be subject to political and economic risks, including changes in current tax laws, political instability, global health conditions, currency controls, exchange rate fluctuations and changes in import/export regulations, tariff and freight rates, as well as the risks of natural disaster. Although we seek to reduce our dependence on our limited number of subcontractors, this concentration of subcontractors and manufacturing operations in Asia subjects us to the risks of conducting business internationally, including political and economic conditions in Asia. Disruption or termination of the assembly, packaging or testing of our products could occur and such disruptions could harm our business and operating results.

Failure to manage our distribution channel relationships could adversely affect our business.

      In fiscal years 2004, 2003 and 2002, sales to our distributors accounted for 66 percent, 59 percent and 39 percent, respectively, of our net sales. The future of our business, as well as the future growth of our business, will depend in part on our ability to manage our relationships with current and future distributors and external sales representatives and to develop additional channels for the distribution and sale of our products. The inability to successfully do so could adversely affect our business.

We may need to acquire other companies or technologies and successfully integrate them into our business to compete in our industry.

      We continue to consider future acquisitions of other companies, or their technologies or products, to improve our market position, broaden our technological capabilities and expand our product offerings. However, we may not be able to acquire, or successfully identify, the companies, products or technologies that would enhance our business.

      In addition, if we are able to acquire companies, products or technologies, we could experience difficulties in integrating them. Integrating acquired businesses involves a number of risks, including, but not limited to:

•	the potential disruption of our ongoing business,

•	unexpected costs or incurring unknown liabilities,

•	the diversion of management’s resources from other business concerns while involved in identifying, completing, and integrating acquisitions,

•	the inability to retain the employees of the acquired businesses,

•	difficulties relating to integrating the operations and personnel of the acquired businesses,

•	adverse effects on the existing customer relationships of acquired companies,

•	the potential incompatibility of business cultures,

•	adverse effects associated with entering into markets and acquiring technologies in areas in which we have little experience, and

•	acquired intangible assets becoming impaired as a result of technological advancements, or worse-than-expected performance of the acquired company.

      If we are unable to successfully address any of these risks, our business could be harmed.

We may be unable to protect our intellectual property rights from third-party claims and litigation.

      Our success depends on our ability to obtain patents and licenses and to preserve our other intellectual property rights covering our manufacturing processes, products and development and testing tools. We seek patent protection for those inventions and technologies for which we believe such protection is suitable and is likely to provide a competitive advantage to us. We also rely substantially on trade secrets, proprietary technology, non-disclosure and other contractual agreements, and technical measures to protect our technol-

ogy and manufacturing know-how. We work actively to foster continuing technological innovation to maintain and protect our competitive position. We cannot assure you that steps taken by us to protect our intellectual property will be adequate, that our competitors will not independently develop or patent substantially equivalent or superior technologies or be able to design around our patents, or that our intellectual property will not be misappropriated. In addition, the laws of some foreign countries may not protect our intellectual property as well as the laws of the United States.

Potential intellectual property claims and litigation could subject us to significant liability for damages and could invalidate our proprietary rights.

      The IC industry is characterized by frequent litigation regarding patent and other intellectual property rights. We may find it necessary to initiate a lawsuit to assert our patent or other intellectual property rights. These legal proceedings could be expensive, take significant time and divert management’s attention from other business concerns. We cannot assure you that we will ultimately be successful in any lawsuit. Nor can we assure you that any patent owned by us will not be invalidated, circumvented, or challenged, that rights granted under the patent will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all.

      As is typical in the IC industry, we and our customers have from time to time received and may in the future receive, communications from third parties asserting patents, mask work rights, or copyrights. In the event third parties were to make a valid intellectual property claim and a license was not available on commercially reasonable terms, our operating results could be harmed. Litigation, which could result in substantial cost to us and diversion of our resources, may also be necessary to defend us against claimed infringement of the rights of others. An unfavorable outcome in any such suit could have an adverse effect on our future operations and/or liquidity.

Some of our products must conform to industry standards in order to be accepted by end users in our markets.

      Generally, our products comprise only a part of a device. All components of such devices must uniformly comply with industry standards in order to operate efficiently together. We depend on companies that provide other components of the devices to support prevailing industry standards. Many of these companies are significantly larger and more influential in affecting industry standards than we are. Some industry standards may not be widely adopted or implemented uniformly and competing standards may emerge that may be preferred by our customers or end users. If larger companies do not support the same industry standards that we do, or if competing standards emerge, market acceptance of our products could be adversely affected and our business would be harmed.

      The emergence of new industry standards could render our products incompatible with products developed by other suppliers. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards for a significant period of time, we could miss opportunities to achieve crucial design wins. We may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve market acceptance. Our pursuit of necessary technological advances may require substantial time and expense.

If we are unable to make continued substantial investments in research and development, we may not be able to develop and sell new products.

      We make significant investments in research and development activities to develop new and enhanced products and solutions. If we fail to make sufficient investments in research and development programs, new technologies could render our current and planned products obsolete, and our business could be harmed.

Our stock price may be volatile.

      The market price of our common stock fluctuates significantly. This fluctuation is the result of numerous factors, including:

•	actual or anticipated fluctuations in our operating results,

•	announcements concerning our business or those of our competitors or customers,

•	changes in financial estimates by securities analysts or our failure to perform as anticipated by the analysts,

•	announcements regarding technological innovations or new products by us or our competitors,

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures, or capital commitment,

•	announcements by us of significant divestitures or sale of certain assets or intellectual property,

•	litigation arising out of a wide variety of matters, including, among others, employment matters and intellectual property matters,

•	departure of key personnel,

•	general conditions in the IC industry, and

•	general market conditions and interest rates.

We have provisions in our charter, and are subject to certain provisions of Delaware law, which could prevent, delay or impede a change of control of our company.

      Certain provisions of our Certificate of Incorporation and By-Laws, and Delaware law, could make it more difficult for a third party to acquire us, even if our stockholders support the acquisition. These provisions include:

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

      As of May 1, 2004, our principal facilities, located in Austin, Texas, consisted of approximately 251,000 square feet of leased office and test space, which have leases that expire from 2005 to 2012, excluding renewal options. This space is used for product development and testing, sales, marketing and administration. This includes our headquarters and engineering facility, which has 197,000 square feet. Included in the total leased space in Austin, Texas is 16,000 square feet that we have subleased through July 2005 and an additional 33,000 square feet subleased through April 2007.

      We also lease facilities in Fremont, California. These facilities consist of approximately 430,000 square feet of leased office and engineering space, which have leases that expire from 2006 to 2009, excluding renewal options. In connection with our facilities consolidation activities, which began in fiscal year 1999 concurrent with our move of headquarters from California to Texas, we have subleased approximately 263,000 square feet of this office space. During fiscal year 2004, our California lease space was reduced by approximately 55,000 square feet as a result of the expiration of a lease. The company does not own any real estate.

      Below is a detailed schedule that identifies our other occupied leased property locations as of May 1, 2004 with various terms through fiscal year 2010:

Design Centers	Sales Support Offices — USA	Sales Support Offices — International

Boulder, Colorado Ft. Wayne, Indiana Beijing, China Hong Kong, China Shanghai, China Shenzhen, China Tokyo, Japan Singapore Seoul, South Korea Taipei, Taiwan	Boulder, Colorado Burlington, Massachusetts Portland, Oregon	Beijing, China Hong Kong, China Shanghai, China Shenzhen, China Tokyo, Japan Singapore Seoul, South Korea Taipei, Taiwan Oxfordshire, United Kingdom

      See Notes 10 and 12 in the Notes to our Consolidated Financial Statements contained in “Item 8 — Financial Statements and Supplementary Data” for further detail.

Item 3.	Legal Proceedings

Fujitsu

      On October 19, 2001, we filed a lawsuit against Fujitsu, Ltd. (“Fujitsu”) in the United States District Court for the Northern District of California. We assert claims for breach of contract and anticipatory breach of contract and we are seeking damages in excess of $46 million. The basis for our complaint is Fujitsu’s refusal to pay for hard disk drive-related chips delivered to and accepted by it in fiscal year 2002. On December 17, 2001, Fujitsu filed an answer and a counterclaim. Fujitsu alleges claims for breach of contract, breach of warranty, quantum meruit/equitable indemnity and declaratory relief. The basis for Fujitsu’s counterclaim is the allegation that certain chips that we sold to Fujitsu were defective and, allegedly caused Fujitsu’s hard disk drives to fail. The counterclaim does not specify the damages Fujitsu seeks, other than to allege it has sustained “tens of millions” of dollars in damages. To facilitate the resolution of all claims in one lawsuit, including our claims against potentially responsible third parties, we agreed with Fujitsu to realign our claims so that Fujitsu is the plaintiff and we are the defendant and counterclaimant. This realignment allowed Fujitsu and us to file in the same lawsuit third-party claims alleging breach of contract and warranty against Amkor Technology, Inc., (“Amkor”) the company that recommended and sold us the packaging materials that caused the alleged defects in our chips. Amkor filed an answer to our third-party claim and a third-party complaint for implied contractual indemnity and breach of warranties against Sumitomo Bakelite Co., Ltd., (“Sumitomo”) the company that sold the allegedly defective molding compound used in these packaging materials.

      On December 5, 2003, for reasons related to the potential lack of jurisdiction for certain claims in federal district court, Fujitsu filed a complaint in California state court alleging claims substantially similar to those filed against us in district court and, in addition, alleging fraud and other related claims against Amkor and Sumitomo. On December 23, 2003, we filed a cross-complaint in California state court alleging the same claims against Fujitsu as we alleged in federal district court and further alleging fraud and other related claims against Amkor and Sumitomo based on their alleged knowledge that the molding compound used in the packaging materials sold to us was defective. On May 10, 2004, the state court issued an order finding the facts set forth in Cirrus Logic’s cross-complaint insufficient. Cirrus Logic intends to file an amended cross-complaint in early June related to these claims.

      To address the claims of all parties and for reasons of judicial economy, the parties jointly moved to stay the federal district court action pending resolution of the state court action. The trial in state court has been set for January 31, 2005.

      Fujitsu indicated that it intends to seek hundreds of millions of dollars in damages, although, as of this date, Fujitsu has not indicated how it will substantiate this amount of damages. We intend to defend and prosecute our lawsuit vigorously. Further, we believe that we have valid claims against Amkor and Sumitomo in the event we are found to be liable to Fujitsu and that insurance may cover defense costs and some or all of any liability to Fujitsu. However, we cannot predict the ultimate outcome of this litigation. An adverse outcome in this litigation could materially harm our financial condition or results of operations.

Wolfson Microelectronics

      On October 9, 2003, we filed a lawsuit against Wolfson Microelectronics, plc, a United Kingdom company and Wolfson Microelectronics Ltd., a Delaware corporation, (collectively “Wolfson”) in the U.S. District Court for the Southern District of California. We are alleging that several Wolfson products that incorporate digital-to-analog converters infringe on our U.S. Patent Nos. 6,492,928 and 6,011,501. We are seeking damages and requesting a permanent injunction against Wolfson from making, using, offering to sell or selling in the U.S. or importing into the U.S. any infringing products. On December 2, 2003, in response to our complaint, Wolfson filed an answer and a counterclaim against us alleging, among other things, unfair competition, tortious interference with prospective economic advantage and tortious interference with contractual relationships. Wolfson’s claims were based primarily on our alleged bad faith in filing suit against Wolfson with the alleged knowledge that one of the two asserted patents was invalid. On April 2, 2004, the district court dismissed Wolfson’s counterclaims for failure to state a claim, although the district court granted leave to amend their complaint. On April 30, 2004, Wolfson amended its counterclaims to include additional allegations concerning alleged communications by Cirrus Logic with Bose Corporation and Argus Electronics relating to Wolfson’s ability to continue to provide Wolfson audio DACs to these customers in the future. Based on the information available to us at this time, we believe that we will ultimately succeed in defending against these allegations.

      In addition, on October 14, 2003, we filed a complaint requesting that the U.S. International Trade Commission (the “ITC”) initiate an investigation of Wolfson Microelectronics, plc, for violation of Section 337 of the Tariff Act of 1930, in the importation, sale for importation and sale in the U.S. after importation of certain digital-to-analog converters and other products containing these converters. In our complaint, we asked the ITC to investigate whether certain Wolfson products infringe on one or more of the claims of U.S. Patent No. 6,492,928. On November 10, 2003, the ITC instituted an investigation into Wolfson’s actions based on our allegations. On December 9, 2003, we also requested the ITC to further investigate whether certain Wolfson products infringed on one or more of the claims of U.S. Patent No. 6,011,501. On December 29, 2003, the ITC included our allegations of infringement with respect to U.S. Patent No. 6,011,501 into its investigation. With respect to both patents, we are seeking a permanent exclusion order banning the importation into the U.S. of the allegedly infringing products and a cease-and-desist order halting the sale of these infringing products, as well as other relief the ITC deems appropriate. A hearing on the matter before the ITC is scheduled to begin August 3, 2004.

Other Claims

      On March 30, 2004, Advanced Video Technologies, LLC (“AVT”) filed a complaint for patent infringement against Cirrus Logic in the United States District Court for the District of Delaware. In the complaint, AVT alleges that Cirrus Logic infringes U.S. Patent No. 5,781,788 by making, using and selling and/or offering to sell the CS92288. Among other additional claims, AVT is seeking unspecified compensatory damages, pre-judgment and post-judgment damages, enhanced damages and a permanent injunction.

      From time to time, other various claims, charges and litigation are asserted or commenced against us arising from, or related to, contractual matters, intellectual property, employment disputes, as well as other issues. Frequent claims and litigation involving these types of issues are not uncommon in the IC industry. As to any of these claims or litigation, we cannot predict the ultimate outcome with certainty.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

      Our Common Stock is traded on the NASDAQ National Market under the symbol CRUS. The following table shows, for the periods indicated, the high and low sales prices for our Common Stock.

	High	Low

Fiscal year ended March 29, 2003
First quarter	$19.47	$5.00
Second quarter	8.47	2.31
Third quarter	6.50	1.47
Fourth quarter	3.49	1.80
Fiscal year ended March 27, 2004
First quarter	$4.50	$1.99
Second quarter	6.90	3.90
Third quarter	9.04	5.52
Fourth quarter	9.50	6.81

      As of June 2, 2004, there were approximately 1,239 holders of record of our Common Stock.

      We have not paid cash dividends on our Common Stock and currently intend to continue a policy of retaining any earnings for reinvestment in our business. We did not repurchase any of our Common Stock during the fourth quarter of fiscal year 2004.

Equity Compensation Plan Information

      The following table provides information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of March 27, 2004, including the Company’s 1987 Stock Option Plan, the 1989 Employee Stock Purchase Plan, the 1990 Directors’ Stock Option Plan, the 1996 Stock Plan, the 2002 Stock Option Plan, the Audio Logic 1992 Plan, the Peak Audio, Inc. 2001 Stock Plan, the LuxSonor Semiconductors, Inc. 1995 Stock Option Plan, the ShareWave, Inc. 1996 Flexible Stock Incentive Plan, the Stream Machine Company 1996 Stock Plan, the Stream Machine 2001 Stock Plan, and the Stream Machine Company non-statutory stock option grants made outside of a plan (in thousands, except per share amounts):

	(A)	(B)	(C)
	Securities to be Issued	Weighted-average	Securities Remaining Available
	Upon Exercise of	Exercise Price of	for Future Issuance Under Equity
	Outstanding Options,	Outstanding Options,	Compensation Plans (except
	Warrants, and Rights	Warrants, and Rights	securities in column (A))

Equity compensation plans approved by security holders (1)	6,837	$12.8233	9,731 (2)
Equity compensation plans not approved by security holders (3)	4,200	$4.9664	5,086

Total	11,037	$9.8334	14,817

(1)	The Company’s stockholders have approved the Company’s 1987 Stock Option Plan, the 1989 Employee Stock Purchase Plan, the 1990 Directors’ Stock Option Plan, and 1996 Stock Plan. The following plans were assumed by the Company at the time of acquisition, and Cirrus Logic stockholder approval was not required for these plans or their respective outstanding grants, as they were approved by the acquired companies shareholders: the Audio Logic 1992 Plan, the Peak Audio, Inc. 2001 Stock Plan, the LuxSonor Semiconductors, Inc. 1995 Stock Option Plan, the ShareWave, Inc. 1996 Flexible Stock Incentive Plan, the Stream Machine Company 1996 Stock Plan, the Stream Machine 2001 Stock Plan, and the Stream Machine Company non-statutory stock option grants made outside of a plan. Currently, the Company is only awarding options under the following plans: the 1990 Directors’ Stock Option Plan (to members of the Board of Directors), the 1996 Stock Plan, the 2002 Stock Option Plan, and the 1989 Employee Stock Purchase Plan.

(2)	In addition to shares available for issuance under our 1996 Stock Plan and 2002 Stock Option Plan, the number reported includes (i) 1,687,223 shares available for issuance under the Company’s 1989 Employee Stock Purchase Plan and (ii) 158,546 shares available for issuance under the Company’s 1990 Directors’ Stock Option Plan, under which only members of the Company’s Board of Directors can receive option grants. Our Board of Directors discontinued all future grants under the option plans we assumed in connection with our past acquisitions, including the Audio Logic 1992 Plan, the Peak Audio, Inc. 2001 Stock Plan, the LuxSonor Semiconductors, Inc. 1995 Stock Option Plan, the ShareWave, Inc. 1996 Flexible Stock Incentive Plan, the Stream Machine Company 1996 Stock Plan, and the Stream Machine 2001 Stock Plan, so shares under these plans have not been included in the total.

(3)	In August 2002, the Board of Directors approved the 2002 Stock Option Plan, which permits awards of fair market value stock options to non-executive employees. This plan contains an evergreen provision such that on the first business day of each fiscal year beginning with March 31, 2003, the plan shall be increased by a number equal to 4% of the number of shares outstanding as of the last business day of the immediately preceding fiscal year.

Item 6.	Selected Consolidated Financial Data
(Amounts in thousands, except per share amounts)

      The information contained below should be read along with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 — Financial Statements and Supplementary Data.”

	Fiscal Years Ended

	2004	2003	2002	2001	2000

Net sales	$196,338	$261,999	$410,976	$769,635	$564,400
Income (loss) from continuing operations	46,503	(197,761)	(204,081)	143,231	(46,752)
Basic earnings (loss) per share from continuing operations	$0.55	$(2.37)	$(2.63)	$2.00	$(0.76)
Diluted earnings (loss) per share from continuing operations	$0.54	$(2.37)	$(2.63)	$1.86	$(0.76)
Financial position at year end:
Cash, cash equivalents, restricted cash and marketable securities	$200,141	$123,351	$155,594	$269,717	$249,284
Total assets	314,672	257,266	481,630	598,005	504,832
Working capital	170,292	95,786	127,478	372,212	235,575
Capital lease obligations, excluding current portion	—	—	51	—	321
Long-term debt, excluding current portion	—	—	—	336	3,147
Convertible subordinated notes	—	—	—	—	299,000

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. Words such as we “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” and “intend,” variations of these types of words and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in “Item 1 — Business” under the subheading “Factors Affecting Our Business and Prospects” and elsewhere in this report, as well as in the documents filed by us with the Securities and Exchange Commission, specifically the most recent reports on Form 10-Q and 8-K, each as it may be amended from time to time. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

      Certain reclassifications have been made to conform to the fiscal year 2004 presentation. These reclassifications had no effect on the results of operations or stockholders’ equity, other than as disclosed in Note 17 in the Notes to our Consolidated Financial Statements contained in “Item 8 — Financial Statements and Supplementary Data.”

Overview

      We were incorporated in California in 1984 and became a public company in 1989. Through most of our corporate existence, we provided integrated circuits (“ICs”) for personal computer applications, including personal computer (“PC”) graphics and storage. Several years ago, we refocused our business efforts away from these areas, which we believed had become commodity-like in terms of pricing and offered diminished opportunities for sustained product differentiation and profitability. In fiscal year 2004, our financial results benefited from these exited past activities as we settled and received $45 million from an outstanding commercial litigation with a storage product manufacturer Western Digital Corp., settled and received a total of $14.4 million after expenses from two PC graphic IC patent infringement lawsuits with ATI Technologies and nVidia Corporation and received a net $17 million related to a transaction with Broadcom Corporation for certain U.S. and foreign patents. Further, we also benefited from the sale of marketable securities for $12 million.

      Although we continue to investigate the potential for leveraging our intellectual property portfolio, we do not anticipate the same level of benefits we have received in the current fiscal year to reoccur in the future. We have directed our efforts to become a leader in digital audio, video and high-performance analog and mixed-signal ICs for consumer entertainment, automotive entertainment and high-precision industrial measurement applications. We offer more than 250 products to over 3,000 customers worldwide through both direct and indirect sales channels. We target both large existing and emerging growth consumer electronic markets that derive value from our expertise in advanced analog and mixed-signal design processing, systems-level integrated circuit engineering and embedded software. End products incorporating our ICs are marketed by many of the world’s leading electronics companies, including Bose, Harman/Kardon, LG Electronics, Panasonic, Philips, Pioneer, Samsung, Siemens, Sony, Thomson S.A. and Yamaha, among others.

      Our audio product line, which represented approximately 85 percent, 81 percent and 50 percent of revenue in fiscal years 2004, 2003 and 2002, respectively, includes our analog and mixed-signal products for consumer, industrial, automotive, and other analog and mixed-signal products; digital home audio processors and digital portable processors; commercial audio processors; automotive audio solutions; and embedded processors. Some common items our audio products may be found in include amplifiers, AVRs, DVD players and recorders, DVD receivers, set-top boxes, game consoles, car audio systems, satellite radios and Fast Ethernet networks. The balance of our analog and mixed-signal IC components were primarily sold into industrial measurement applications, such as temperature gauges for industrial use, seismic devices for oil field and seismology applications and high-precision weigh scales for commercial and scientific use. Over the past two years, we refreshed and extended our product line of analog and mixed-signal ICs to support multiple price and performance levels by introducing more than twenty new audio mixed-signal products.

      Our video product line, which represented approximately 14 percent, 8 percent and 3 percent of revenue in fiscal years 2004, 2003 and 2002, respectively, includes our digital video recorder and home theater recorder products. In fiscal year 2004, we began volume shipment of components to manufacturers of DVD recording applications. In January 2004, we announced that we had shipped more than one million DVD video encoding ICs. We believe that we have established a leading DVD recording merchant market position. Consumer DVD recorders, including standalone DVD recorders, optical and hard-drive-enabled combination DVD recorders and home theater recorders, which record video digitally, are expected to become one of the fastest growing segments in digital entertainment during the next several years. According to market research analysts, worldwide unit sales for all forms of DVD recorders are projected to be up from approximately 4 million units in 2004 to potentially over 50 million units by 2006.

      Our other products lines, which represented 1 percent, 11 percent and 47 percent of revenue in fiscal years 2004, 2003 and 2002, respectively, include our magnetic storage business along with our product lines that we have de-emphasized or exited over the years.

      We maintain sales, design and technical support personnel in the U.S. and other locations near our customers. To better support our growing base of system solution customers, most of which maintain design and/or manufacturing sites in Asia, we increased our employee headcount from 106 to 149 in fiscal year 2004 in the Pacific Rim countries including Peoples Republic of China, Taiwan and South Korea. We intend to continue to increase our employee headcount in these locations.

      We also contract with third parties, which are located close to our Asian-based customers, for all of our wafer fabrication, assembly and an increasing portion of our testing operations. Our manufacturing organization qualifies each product, participates in process and package development, defines and controls the manufacturing process at our suppliers, develops test programs and performs production testing of products in accordance with our ISO-certified quality management system. Our fabless manufacturing strategy allows us to concentrate on our design strengths, minimize fixed costs and capital expenditures, access advanced manufacturing facilities and provides flexibility on sourcing through multiple qualified vendors. The outsourcing transaction of our test facilities with ChipPAC closed and the cash was received on June 30, 2003. We expect to complete the transfer of assets by the end of the calendar year 2004, an extension of nine months from previously disclosed as we have experienced transition delays of our test operations due to several factors including difficulty with customs, product logistics with our outside providers being able to provide capacity to test our products, as well as other unanticipated delays.

      We did not pay U.S. income taxes in fiscal year 2004 and do not expect to incur regular U.S. income taxes in fiscal year 2005 as we have a large net operating loss (“NOL”) carry forward to offset tax liabilities for U.S.-sourced income. We may incur taxes in many of the international and U.S. state tax jurisdictions in which we operate. We have identified tax matters in several of these localities and have reserved for those exposures. See Note 16 in the Notes to our Consolidated Financial Statements contained in “Item 8 — Financial Statements and Supplementary Data” for further detail.

Results of Operations

      The following table summarizes the results of our operations for each of the past three fiscal years as a percentage of net sales. All percentage amounts were calculated using the underlying data in thousands:

	Fiscal Years Ended

	March 27,	March 29,	March 30,
	2004	2003	2002

Net sales	100%	100%	100%
Gross margin	51%	50%	24%
Research and development	39%	36%	26%
Selling, general and administrative	26%	28%	23%
Restructuring costs and other, net	5%	3%	3%
Acquired in-process research and development expenses and amortization of acquired intangibles	7%	7%	11%
Impairment of goodwill and other intangibles	—%	52%	—%
Allowance for doubtful accounts	—%	—%	18%
Litigation settlement	(23)%	—%	—%
Patent agreement, net	(9)%	—%	—%
Patent settlements, net	(7)%	—%	—%
Lease termination costs	—%	2%	—%

Income (loss) from operations	13%	(78)%	(57)%
Realized gain on marketable securities	6%	—%	3%
Interest expense	—%	—%	—%
Interest income	1%	1%	2%
Other expense, net	—%	—%	—%

Income (loss) before income taxes and loss from discontinued operations	20%	(77)%	(52)%
Benefit for income taxes	(4)%	(2)%	(2)%

Income (loss) from continuing operations	24%	(75)%	(50)%
Loss from discontinued operations	—%	(1)%	—%

Net income (loss)	24%	(76)%	(50)%

Net Sales

      Net sales for fiscal year 2004 decreased $65.7 million, or 25 percent, to $196.3 million from $262.0 million in fiscal year 2003. The average selling price (“ASP”) for all products was $1.16 in fiscal year 2004 compared to $1.63 in fiscal year 2003. Selling price changes across our total product portfolio resulted in a net loss of product revenue of $25.6 million from fiscal year 2003 to fiscal year 2004 on a comparable per unit basis. However, we experienced an increase of 10.6 million units shipped in the current fiscal year from 153.6 million units in the prior year. Product mix changes also contributed to the decrease in revenue year-over-year during fiscal year 2004. Although our products continue to be characterized by ASPs that decline over short periods of time, we have over 250 products with a wide range of prices, and therefore, changes in an overall ASP for our products may not be an accurate indicator of our revenue fluctuations.

      Net sales from our audio products were down in fiscal year 2004 $44.3 million from fiscal year 2003 due to a decline in demand for certain older DSPs and converters, along with lower sales of personal computer audio components, a market that we have de-emphasized. These decreases in our audio product line were partially offset by increased demand for our audio converters and industrial analog and mixed-signal products and an increase of $6.0 million in net sales of our video products in fiscal year 2004 from the comparable period of the prior year. The increase in net sales of our video products was primarily due to emerging sales in the DVD recorder market, partially offset by decreases in sales of video decoders for prior generation DVD players. Net sales from our other products declined $27.4 million in fiscal year 2004 from the comparable period of the prior year. The majority of this decline was attributed to a single device from our game console products that were made under a volume purchase agreement, the terms of which were fulfilled in the fourth quarter of fiscal year 2003.

      Net sales for fiscal year 2003 decreased $149.0 million, or 36 percent, to $262.0 million from $411.0 million in fiscal year 2002. The decrease in our net sales was due primarily to decreased sales in our magnetic storage product line, which we exited in fiscal year 2002, of $129.4 million. Further, the ASP for all products was $3.00 in fiscal year 2002 and $1.63 in fiscal year 2003. This decrease in ASP contributed approximately $43 million in net sales reduction from fiscal year 2002 to fiscal year 2003 on products that had significant sales volume during both periods. Included in this $43 million reduction in net sales was $21 million related to a decrease in ASP associated with a single device from our game console product line. The remaining price reductions were primarily attributable to general market price reductions in consumer electronics and lower pricing in emerging markets.

      Our other product line sales decreased in fiscal year 2003 by $31.8 million from fiscal year 2002 as demand from Thomson S.A. for DVD drive manager devices used in certain game console products declined. These decreases were partially offset by an increase in our audio product line sales of $5.1 million and an increase in our video product line sales of $7.2 million. The audio increase was primarily driven by increased sales of consumer audio applications, partially offset by declines in computer audio. The video increase was primarily related to the full-year effect of our acquisitions in fiscal year 2002. Despite this increase in video, we were unable to capitalize as expected on the expanding market for video decoders used by DVD players. In addition, the market for DVD recorders did not grow as quickly as we had anticipated.

      Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were approximately $141.4 million in fiscal year 2004, $201.1 million in fiscal year 2003 and $349.6 million in fiscal year 2002. Export sales to customers located in Asia were 59 percent, 68 percent and 78 percent of net sales in fiscal years 2004, 2003 and 2002, respectively. All other export sales were 13 percent, 9 percent and 7 percent of net sales in fiscal years 2004, 2003 and 2002, respectively.

      Our sales are denominated primarily in U.S. dollars. During fiscal years 2004 and 2003, we did not enter into any foreign currency hedging contracts. During fiscal year 2002, we entered into various foreign currencies forward contracts to mitigate the foreign exchange risk of certain yen-denominated net balance sheet accounts and sales. All of these foreign exchange contracts expired prior to March 30, 2002.

      During fiscal year 2004, sales to one of our distributors, Memec Group Holdings Limited, accounted for 20 percent of net sales. In fiscal year 2003, sales to Thomson S.A. accounted for approximately 12 percent of net sales while sales to one of our distributors, Memec Group Holdings Limited, accounted for approximately 15 percent. In fiscal year 2002, sales to two customers, Fujitsu and Thomson S.A., accounted for approximately 21 percent and 15 percent, respectively, of net sales. No other customers or distributors accounted for 10 percent or more of net sales in fiscal years 2004, 2003, or 2002. The loss of a significant customer or a significant reduction in such a customer’s orders could have an adverse effect on our sales. Our sales to Thomson S.A. primarily consisted of DVD drive manager devices that were included in certain game console products. These game console sales were made under a volume purchase agreement the terms of which were fulfilled during fiscal year 2003.

Gross Margin

      Gross margin was 51 percent in fiscal year 2004, up from 50 percent in fiscal year 2003. In fiscal year 2004, the sale of product that had been written down in prior years contributed approximately $3.3 million, or 1.7 percent of gross margin percentage. Additionally, we reversed an accrual recorded in a prior year related to a return material authorization (“RMA”) that was submitted for return and was subsequently determined to not be valid. This reversal of approximately $1.5 million contributed 0.4% of gross margin. Further, we scrapped approximately $9.7 million of inventory in fiscal year 2004 that was written down in prior fiscal years, the majority of which related to litigation settled during fiscal year 2004. We are starting to see increased lead times from our various fabrication, assembly and test service providers. An increase in procurement lead times and/or decrease in capacity may cause our costs to increase, which may reduce our gross margin.

      Gross margin was 50 percent in fiscal year 2003, up from 24 percent in fiscal year 2002. In fiscal year 2003, the sale of product that had been written down contributed approximately $10.3 million, or approximately 4 percent of gross margin percentage. Further, we scrapped approximately $5.0 million of inventory in fiscal year 2003 that was written down in fiscal year 2002. The majority of these products were written down in fiscal year 2002 as a result of excess inventory being built based on sales forecasts not realized primarily due to a downturn in the consumer electronics market and lost business opportunities.

      Gross margin was 24 percent for fiscal year 2002. Our reduced gross margin in fiscal year 2002 was primarily the result of inventory charges. In conjunction with the workforce reduction during the third quarter of fiscal year 2002, we went through a detailed market and product review and, as a result, decided to de-emphasize certain products. We recorded a net inventory charge of $55.1 million related to our restructuring efforts and the exit from our magnetic storage business and $14.3 million, mainly to write down inventory that was in excess of short-term usage forecasts.

Research and Development Expenses

      Research and development expenses decreased $19.1 million in fiscal year 2004 from the prior year. This decrease was primarily due to the fiscal year 2004 cost reductions and the realization of the full-year impact of the fiscal year 2003 cost reduction efforts. Despite the decline in absolute dollar amounts, research and development expenses increased as a percentage of net sales from 36 percent in fiscal year 2003, to 39 percent in fiscal year 2004, due to our cost reduction efforts not falling in the same proportion as our decline in net sales year over year as we continued to invest in new products. In fiscal year 2003, we realigned our research and development function, brought increased discipline to our software process and improved our software personnel and leadership, all focused on improving the breadth of our software solutions.

      Research and development expenses decreased $12.8 million in fiscal year 2003 from the prior year. This decrease was primarily due to the fiscal year 2003 cost reductions and the realization of the full-year impact of the fiscal year 2002 cost reduction efforts, partially offset by the full-year of costs related to the acquisitions we completed in the third quarter of fiscal year 2002. Despite the decline in absolute dollar amounts, research and development expenses increased as a percentage of net sales from 26 percent in fiscal year 2002, to 36 percent in fiscal year 2003, due to the year over year decline in net sales.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses decreased by $22.1 million in fiscal year 2004 from the prior year, primarily due to the fiscal year 2004 cost reductions and the realization of the full-year impact of the fiscal year 2003 cost reduction efforts. Selling, general and administrative expenses also decreased as a percentage of net sales from 28 percent in fiscal year 2003 to 26 percent in fiscal year 2004.

      Selling, general and administrative expenses decreased by $21.1 million in fiscal year 2003 from the prior year, primarily due to the fiscal year 2003 cost reductions and the realization of the full-year impact of the fiscal year 2002 cost reduction efforts, partially offset by the full-year of costs related to the acquisitions we completed in the third quarter of fiscal year 2002. Selling, general and administrative expenses increased as a percentage of net sales from 23 percent in fiscal year 2002 to 28 percent in fiscal year 2003, despite the decrease in the absolute dollar amounts due to the decrease in net sales year over year.

Restructuring Costs and Other, Net

      During fiscal year 2004, we recorded a net restructuring charge of $6.3 million in operating expenses for facility consolidations primarily in California and Texas, an impairment charge of $1.7 million for property and equipment primarily associated with our Austin, Texas facility consolidation and a net charge of $1.6 million related to workforce reductions. As a result of the outsourcing agreement with ChipPAC, we eliminated 64 of approximately 120 test operation positions in Austin, Texas through March 27, 2004 and recorded a total severance charge of approximately $0.4 million during this fiscal year. Upon completion of the transfer of assets to ChipPAC, we expected to see approximately $6.0 million to $8.0 million in annualized savings that will primarily begin to be achieved in the second half of fiscal year 2005. Further, we expected to see approximately $4.0 million to $5.0 million in savings in annual research and development expenses due to the non-manufacturing related headcount reductions. These expected savings, however, may be partially offset by product mix changes, potential manufacturing cost increases and other investments in product development during fiscal year 2005. Consequently, we may not realize an overall decrease in our expenses during fiscal year 2005. Further, as we continue to monitor our facilities accruals and space utilizations, we may record additional facility restructuring charges. See Note 12 in the Notes to our Consolidated Financial Statements contained in “Item 8 — Financial Statements and Supplementary Data” for further detail.

      During fiscal year 2003, we recorded a total restructuring charge of $8.6 million, which reflected additional cost reductions that were targeted primarily at further reducing our revenue break-even point. The cost reductions were primarily related to severance and facility consolidations. At the time of this action, we expected a reduction primarily in our research and development and selling, general and administrative costs of approximately $15 million to $20 million. In fiscal year 2004, our combined R&D and SG&A expenses were down by $41.2 million from our fiscal year 2003 levels, specifically $19.1 million in R&D and $22.1 million in SG&A due to our continued cost cutting measures. See Note 12 in the Notes to our Consolidated Financial Statements contained in “Item 8 — Financial Statements and Supplementary Data” for further detail.

      During fiscal year 2002, we recorded a restructuring charge of $10.9 million to reflect cost reductions undertaken to better align our expenses with our new business model. These reductions were primarily targeted at reducing our research and development and selling, general and administrative costs. We expected annual savings of approximately $25 million to $32 million related to our fiscal year 2002 actions. During fiscal year 2003, our combined R&D and SG&A expenses were down by $33.9 million, specifically $12.8 million in R&D and $21.1 million related to SG&A, from our fiscal year 2002 levels, primarily related to our restructuring actions. See Note 12 in the Notes to our Consolidated Financial Statements contained in “Item 8 — Financial Statements and Supplementary Data” for further detail.

      As of March 27, 2004, we have a remaining restructuring accrual for all of our past restructurings of $9.8 million, primarily related to net lease expenses that will be paid over the respective lease terms through fiscal year 2013, along with other anticipated lease termination costs.

Acquired In-process Research and Development Expenses and Amortization of Acquired Intangibles

      During fiscal year 2004, we recorded $14.4 million in amortization of acquired intangibles related to the acquisitions of LuxSonor, Stream Machine and the assets of Peak, each in fiscal year 2002 and AudioLogic, Inc. (“AudioLogic”) in fiscal year 2000.

      During fiscal year 2003, we recorded $17.8 million in amortization of acquired intangibles related to the acquisitions of ShareWave Inc. (“ShareWave”), LuxSonor, Stream Machine and the assets of Peak, each in fiscal year 2002 and AudioLogic in fiscal year 2000. See Impairment of Goodwill and Other Intangibles below for a discussion of the impairment of the ShareWave acquired intangibles.

      During fiscal year 2002, we recorded $31.3 million of acquired in-process research and development expenses, resulting from our acquisitions as detailed below. We also recorded $11.2 million related to the amortization of acquired intangibles from these acquisitions. We expensed the in-process research and development amounts on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative uses. The acquired in-process research and development from the four fiscal year 2002 acquisitions pertains to different technologies and products. We periodically review the stage of completion and likelihood of success of each of the in-process research and development projects.

      The estimated percentage of completion for the acquired in-process research and development projects as of March 27, 2004 was as follows:

Percentage of
Product	Completion

Peak signal processing product	100%
Other Peak product	100%
ShareWave Project A	—
ShareWave Project B	—
LuxSonor	100%
Stream Machine	100%

      We exited our wireless product line, which includes ShareWave projects “A” and “B” in the fourth quarter of fiscal year 2003.

      As the basis for identifying the acquired in-process research and development (“IPR&D”), the development projects of each acquisition were evaluated in the context of FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method” and Statement of Financial Accounting Standard No. 2, “Accounting for Research and Development Costs.” In accordance with these provisions, the research and development projects were examined to determine if there were any alternative future uses. Such evaluation consisted of a specific review of the efforts, including the overall objectives of the project, progress toward the objectives, and the uniqueness of the developments of these objectives. Furthermore, each IPR&D project was reviewed to determine if technological feasibility had been achieved. In assessing each acquired R&D project, we considered many key characteristics of the product as well as its future prospects, the rate technology changes in the industry, product life cycles, and the various projects’ stage of development. We engaged an independent third party valuation specialist to assist us in our evaluation and the ultimate determination of the IPR&D valuation.

      Consistent with the American Institute of Certified Public Accountant’s Practice Aid, we estimated the stage of completion for the in-process product to determine the level of discount rate to be applied to the valuation of the Company’s in-process technology. We estimated R&D expenses incurred to date and the total R&D expenditures expected to be incurred for the specific product or project. These estimates were based on project development timelines and resource requirements. The percent complete was calculated by dividing R&D expenses to date for each project by total estimated development costs for each project. We averaged the cost-based percent complete with a time-based percent complete for each in-process project.

      The discounted cash flow method was used to estimate the fair value of the acquired in-process technology charges. This approach indicated the fair value of an asset based on the value of the cash flows that the asset could be expected to generate in the future. The discounted cash flow method was comprised of two steps: 1) Estimate future cash flows attributable to the technology for the project periods; 2) Discount these cash flows to present value at a rate of return that considered the relative risk of achieving the cash flows, the time value of money and the project’s percent complete.

      The value assigned to each acquired in-process research and development project as of the acquisition date was as follows (in thousands):

Value
Product	Assigned

Peak signal processing product	$1,860
Other Peak product	50
ShareWave Project A	8,500
ShareWave Project B	5,900
LuxSonor	8,600
Stream Machine	6,400

$31,310

Impairment of Goodwill and Other Intangibles

      In accordance with Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and Statement of Financial Accounting Standard No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” we consider our business activities to constitute a single operating segment and a single reporting unit, as all operating results are accumulated and reviewed by management at the entity level, which is organized functionally and shares common manufacturing facilities and equipment, common engineering resources and common sales and administrative functions. Accordingly, we assessed goodwill for impairment at an “enterprise” level.

      We performed our SFAS 142 transitional impairment analysis on April 1, 2002, our first business day of our fiscal year 2003. At the time of the transitional impairment test, our market value was $1.6 billion with a book value of $358 million; accordingly, we determined that our goodwill was not impaired.

      At the time of our annual impairment test in early 2003, we estimated the fair value of the Company at $217.7 million and the book value was $309.8 million. Because the book value was more than the fair value, we engaged an independent third party to assist in step two of the goodwill impairment test to measure the amount of an impairment loss. This analysis was based on the residual method, whereby the fair value of the current assets, tangible assets and identified intangible assets are subtracted from the fair value of the Company. The valuation methods used in the independent analysis were the cost approach for the property, plant and equipment and the discounted cash flow method for valuing our technology, customer relationships and trademarks/trade names.

      The non-cash impairment charge to operating expenses to fully impair our goodwill of $126.0 million was primarily driven by the decreased fair value of the Company throughout fiscal year 2003. This was a result of overall economic downturn in the semiconductor industry segment where the Company participates, coupled with the ongoing operating losses and revenue declines of the Company during that period.

      As part of our restructuring activities during the fourth quarter of fiscal year 2003, we closed our wireless product line, acquired in October 2001 in connection with our acquisition of ShareWave and the associated El Dorado Hills, California office. As a result, we recorded a $9.7 million charge in fiscal year 2003 for the entire net book value of the related acquired intangible assets, primarily core technology/patents and one customer agreement. This charge was recorded as a component of impairment of goodwill and other intangibles. The customer agreement terminated during the fourth quarter of fiscal year 2003 and, therefore, had no future value. We are no longer using the technology and associated patents. We were unsuccessful in our efforts to market the technology and associated patents and, therefore, determined their fair value to be zero. As a result of our analysis, we fully impaired the associated acquired intangible assets.

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

      As a result of our fourth quarter fiscal year 2003 restructuring actions, we vacated leased office space at our Austin, Texas facility during the first quarter of fiscal year 2004. As a result of our vacating this leased space, we evaluated our fixed assets on that floor space and determined that an impairment of the existing equipment was necessary and we recorded an impairment charge of $1.5 million during the first quarter of fiscal year 2004 related to this action. Further, during the third quarter of fiscal year 2004, we had a further reduction in headcount worldwide and consolidated office space in our Tokyo, Japan office. As a result of that action, we analyzed our property and equipment at that location and determined that an impairment of our fixed assets had occurred and we recorded an impairment charge of $0.2 million in the fourth quarter of fiscal year 2004 relating to that action.

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

Provision for Doubtful Accounts

      During fiscal year 2002, we recorded a $73.3 million charge to reserve disputed magnetic storage receivables from Western Digital and Fujitsu, with whom we were then involved in litigation. We were successful in our litigation with Western Digital and recorded a reduction to operating expenses for $45 million during fiscal year 2004 of which $26.5 million was a recovery of bad debt. We remain involved in litigation with Fujitsu for the payment of $46.8 million, which is fully reserved, that Fujitsu failed to pay Cirrus Logic during fiscal year 2002. See Note 11 in the Notes to our Consolidated Financial Statements contained in “Item 8 — Financial Statements and Supplementary Data” for further detail.

Realized Gain on Marketable Securities

      In the fourth quarter of fiscal year 2004, we recognized a gain of $2.0 million related to sale of investments we had in other publicly traded companies. During the second quarter of fiscal year 2004, we realized a gain of $10.1 million related to our investment in SigmaTel, Inc. (“SigmaTel”). In November 2000, we entered into a litigation settlement with SigmaTel in which we received shares of common stock, guaranteed to be valued at $10.5 million should SigmaTel complete an initial public offering (“IPO”) in the future. On September 16, 2003, SigmaTel completed their IPO. We sold all of our shares and received $5.6 million, net of selling commissions. We also received a payment of $4.5 million, which was the difference between the guaranteed $10.5 million value and the gross IPO value of our shares.

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

Interest Expense

      Interest expense was $0.2 million in fiscal years 2003 and 2002. We did not record any interest expense during fiscal year 2004.

Interest Income

      Interest income in fiscal years 2004, 2003 and 2002, was $1.9 million, $2.6 million and $8.3 million, respectively. The decrease in interest income in fiscal year 2004 compared with fiscal year 2003 and fiscal year 2003 compared to fiscal year 2002 was primarily due to lower average cash and cash equivalent balances, on which interest was earned and to lower interest rates. Further, fiscal year 2002 included one-time interest income payments related to an Internal Revenue Service refund of $2.4 million and the interest on the holdback from our Basis escrow of $0.6 million.

Other Expense, net

      Other expense, net in fiscal year 2003 of $0.4 million consisted primarily of a charge of $0.3 million related to the write-off of a warrant held as an investment in a private company. Other expense, net in fiscal year 2002 of $0.9 million was mainly due to a charge of $1.0 million related to write-offs and write-downs of investments in private companies. For all periods presented, our foreign currency translation expense was immaterial.

Income Taxes

      We recorded an income tax benefit of $7.1 million for fiscal year 2004 on pre-tax income of $39.4 million, yielding an effective tax benefit rate of 17.9 percent. Our effective tax rate was lower than the U.S. statutory rate of 35 percent primarily because we benefited from the realization of a deferred tax asset related to the Western Digital litigation that had been fully reserved. Our effective tax rate was also impacted by a nonrecurring tax benefit of $7.2 million that was generated by the reversal of prior year state tax liabilities. This reversal was due to the expiration of the statute of limitations for the years in which certain potential state tax liabilities existed. This benefit was partially offset by $0.1 million of income taxes due in certain foreign locations.

      In fiscal year 2003, we recorded an income tax benefit of $3.8 million on a pre-tax loss of $201.6 million, which represents an effective income tax rate of 1.9 percent. The primary reason our benefit was lower than the U.S. statutory rate of 35 percent was that we were not able to fully benefit from our fiscal year 2003 net operating loss due to the full valuation allowance that we have placed on our net deferred tax assets. Our tax benefit included the reversal of $4.0 million of prior year state tax liabilities due to the resolution of a state tax audit. In addition, we received a $0.5 million Federal income tax refund as the result of our ability, under new Federal tax laws, to carry our fiscal year 2002 loss back to fiscal year 1998. These benefits were offset by $0.7 million of income tax expense that consisted of $0.6 million of income taxes due in certain foreign jurisdictions and $0.1 million of foreign taxes withheld on royalty payments from non-U.S. customers.

      In fiscal year 2002, we recorded an income tax benefit of $10.4 million on a pre-tax loss of $214.5 million. This benefit generated an effective income tax rate of 4.8 percent, which was lower than the U.S. statutory rate of 35 percent. The primary reasons our benefit was lower than the statutory rate were that we were not able to take advantage of the fiscal year 2002 net operating loss due to the full valuation allowance that we have placed on our net deferred tax assets. There were also expenses associated with the four acquisitions that closed during fiscal year 2002 that were not deductible for tax purposes. The effective tax rate was also affected by nonrecurring tax benefits recorded during that year, most of which pertained to the settlement of examinations by the Internal Revenue Service for fiscal years 1994 through 1997.

      In fiscal years 2004, 2003 and 2002, we provided a valuation allowance equal to our net deferred tax assets due to uncertainties regarding whether these assets will be realized. In order to recognize these assets, we must be able to determine that it is more likely than not that these assets will be realized. We evaluate the realizability of the deferred tax assets on a quarterly basis.

Loss from Discontinued Operations

      During fiscal year 2001, we signed a definitive agreement with Creative Technology Ltd. (“Creative”) and Vertex Technology Fund (II) Ltd., whereby the three companies made investments in eMicro

Corporation (“eMicro”), a fabless joint manufacturing venture based in Singapore in which we had a 75 percent interest. We held 12 million shares of preferred stock in this joint venture. There have been no dividends paid from this joint venture. Under the terms of the agreement, eMicro was a licensee of our proprietary ICs and a strategic supplier of audio CODECs and other analog and mixed-signal IC solutions to Creative.

      In April 2002, the eMicro Board of Directors recommended the dissolution of eMicro. In June 2002, the stockholders of eMicro voted to dissolve the joint venture and it ceased operations during the first quarter of fiscal year 2003. eMicro resolved all issues relating to the valuation of its assets and liabilities and the remaining funds were distributed to its shareholders in the first quarter of fiscal year 2004.

      Effective with the first fiscal quarter of 2003, we recorded eMicro’s results of operations as discontinued and reclassified the prior years’ results of operations to discontinued operations for comparative purposes in accordance with SFAS 144.

Outlook

      Our projected outlook for fiscal year 2005 shows improvement over our fiscal year 2004 levels. Given current indicators, we expect to drive to operating profitability exclusive of events such as litigation and patent related items driven by annual revenue growth of 25 percent to 35 percent and continued focus on reducing the cost of our operations.

      We are focusing on building a leadership position in our higher-margin audio, analog and mixed-signal product lines. We believe that worldwide adoption of digital audio products, as replacements for outdated analog components, will allow us continued growth opportunities in our audio business. Our expertise in surround-sound audio presents new opportunities beyond the traditional AVR market, as home theater-in-a-box solutions increase. In addition, we have numerous products that support new automotive audio applications and have expanded our opportunities in commercial audio markets, which have accounted for a relatively small percentage of our revenue to date.

      With respect to our video products, we anticipate market growth for digital video recorders for fiscal year 2005. Our reference designs and product offerings enable manufacturers to produce DVD recorders at attractive price points.

      Overall, we believe that we are well positioned to address the current economic environment, but future revenue, costs, margins, profits and profitability are all influenced by numerous factors, all of which are inherently difficult to forecast. Please refer to “Item 1 — Business” under the subheading “Factors Affecting Our Business and Prospects,” for additional information on these factors.

Liquidity and Capital Resources

      During fiscal year 2004, we generated $69.6 million in cash from operating activities, up from using $18.2 million in cash during fiscal year 2003. In fiscal year 2002, we used $29.0 million in cash from operating activities. The cash generated by operating activities during fiscal year 2004 is primarily related to infrequent cash received, net of expenses, upon the successful completion of three settlements totaling $59.4 million (Western Digital Corporation, NVIDIA Corporation and ATI Technologies, Inc.), the patent agreement with Broadcom Corporation for a net $17.0 million. Also contributing to our cash increase during fiscal year 2004 was an increase in our accounts payable and accrued liabilities of $13.4 million and a slight decrease in our accounts receivable balance. These sources of cash were partially offset by an increase in our inventory balances of $7.3 million. The cash used in operating activities in fiscal year 2003 was a result of the cash components of our net loss and the change in working capital partially offset by cash received from a lease settlement. The decline in working capital during fiscal year 2003 was primarily driven by the decrease in accounts receivable, as a result of improved collections and lower sales volume, partially offset by a reduction in accounts payable due to lower volume. The cash used in operating activities in fiscal year 2002 was a result of our net loss of $206.1 million, substantially offset by decreases in accounts receivable and inventory of $176.7 million. The accounts receivable decrease was due to improved collections coupled with lower sales volume whereas the inventory decrease was primarily related to the inventory charges taken during the fiscal year.

      We used $25.0 million in cash from investing activities in fiscal year 2004 primarily related to a change in the way we invest our money from cash and equivalents to longer-term securities and the purchase of technology licenses, including multi-year computer-aided design tool licenses and property and equipment. These cash uses were partially offset by the sale of marketable equity securities, the sale of assets related to our manufacturing test operations and a decrease in the level of restricted cash we must maintain. We used $12.4 million in cash from investing activities in fiscal year 2003. This use was primarily attributable to purchases of technology licenses and property and equipment of $21.3 million, partially offset by the receipt of $6.5 million for the LuxSonor escrow claim we made in fiscal year 2002, as well as a decrease in restricted cash of $1.0 million. During the second quarter of fiscal year 2003, we moved within Austin, Texas to our current leased headquarters and engineering facility. In connection with the move, we incurred approximately $11.6 million in capital expenditures. We have an obligation to lease additional space in a new building next to our current facility, should construction of this building begin before November 10, 2004. We used $24.7 million in cash from investing activities in fiscal year 2002. This use was primarily the result of purchases of technology licenses and property and equipment of $16.7 million, $16.1 million from our four fiscal year 2002 acquisitions and an increase in restricted cash of $2.8 million. These uses of cash were partially offset by $11.0 million in cash proceeds from the sale of equity investments.

      During fiscal year 2004, we generated $2.3 million in cash from financing activities related to the receipt of cash from common stock issuances as a result of the exercises of employee stock options and our employee stock purchase plan. During fiscal year 2003, we generated $1.0 million in cash from financing activities primarily related to the receipt of $1.6 million in cash from common stock issuances as a result of exercises of employee stock options and our employee stock purchase plan, partially offset by $0.6 million in capital lease payments on leases we obtained as a result of our fiscal year 2002 acquisitions. Net cash used in financing activities was $58.9 million in fiscal year 2002, primarily for the repurchase of 6.4 million shares of stock for $68.7 million and payments on long-term debt and capital lease obligations of $5.0 million. These uses were partially offset by $14.7 million received for the issuance of common stock in connection with the exercise of stock options and our employee stock purchase plan.

      As of March 27, 2004, we have restricted cash of $8.2 million, which primarily secures certain obligations under our lease agreement for the headquarters and engineering facility in Austin, Texas.

      Although we cannot assure our stockholders that we will be able to generate cash in the future, we anticipate that our existing capital resources and cash flow generated from future operations will enable us to maintain our current level of operations for at least the next 12 months.

Off-Balance Sheet Arrangements

      In our business activities, we incur certain commitments to make future payments under contracts such as purchase orders, leases and other long-term contracts. Maturities under these contracts are set forth in the following table as of March 27, 2004:

	Payment Due by Period

	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total

	(In thousands)
Facilities leases, net	$8,294	$14,185	$15,888	$18,751	$57,118
Equipment leases	66	32	8	—	106
Wafer purchase commitments	19,688	—	—	—	19,688
Outside test purchase commitments	413	—	—	—	413
Assembly purchase commitments	883	—	—	—	883

Total	$29,344	$14,217	$15,896	$18,751	$78,208

Recently Issued Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective immediately for all new variable interest entities created or acquired after January 31, 2003. We do not have any new variable interest entities that require consolidation under FIN 46. On October 9, 2003, the FASB deferred the implementation of FIN 46 for variable interest entities that existed on or before January 31, 2003 until the end of the first interim or annual period ending after December 15, 2003. On December 24, 2003, the FASB issued new guidance with respect to variable interest entities in existence on or before January 31, 2003. Under the new guidance, application of FIN 46 is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. As a result, we are required to comply with FIN 46 for pre-existing variable interest entities by the end of our fiscal year 2004. We have evaluated the effect of this financial interpretation on any variable interest entities that existed on or before January 31, 2003. At this time, we do not have any agreements where we are the primary beneficiary in which we need to make additional disclosures.

      In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our results of operations or financial position.

      In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition,” which codifies, revises and rescinds certain sections of Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

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

accounts based upon the age of the receivable, our ongoing customer relations, as well as any disputes with the customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which could have a material effect on our operating results and financial position. Additionally, we may maintain an allowance for doubtful accounts for estimated losses on receivables from customers with whom we are involved in litigation. See Note 3 in the Notes to our Consolidated Financial Statements contained in “Item 8 — Financial Statements and Supplementary Data.”

•	Inventories are recorded at the lower of cost or market, with cost being determined on a first-in, first-out basis. We write down inventories to net realizable value based on forecasted demand and the age of inventory. Actual demand and market conditions may be different from those projected by management, which could have a material effect on our operating results and financial position.

•	We evaluate the recoverability of property and equipment and intangible assets in accordance with Statement of Financial Accounting Standard No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” This standard requires recognition of impairment of long-lived assets in the event the carrying value of these assets exceeds the fair value of the applicable assets. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Actual useful lives and cash flow could be different from those estimated by management, which could have a material effect on our operating results and financial position. See Note 6 in the Notes to our Consolidated Financial Statements contained in “Item 8 — Financial Statements and Supplementary Data.”

•	Restructuring charges for workforce reductions and facilities consolidation reflected in the accompanying financial statements were accrued based upon specific plans established by management, in accordance with Emerging Issues Task Force No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” or SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” depending upon the time of the restructuring activity. We use an estimated borrowing rate as the discount rate for all of our restructuring accruals made under SFAS 146. Our facilities consolidation accruals were based upon our estimates as to the length of time a facility would be vacant, as well as the amount of sublease income we would receive once we sublet the facility, after considering current and projected market conditions. Changes in these estimates could result in an adjustment to our restructuring accruals in a future quarter, which could have a material effect on our operating results and financial position. See Note 12 in the Notes to our Consolidated Financial Statements contained in “Item 8 — Financial Statements and Supplementary Data.”

•	Our taxes payable balance is comprised primarily of tax contingencies that are recorded to address exposures involving tax positions we have taken that could be challenged by taxing authorities. These exposures result from the varying application of statutes, rules, regulations and interpretations. Our tax contingencies are established based on past experiences and judgments about potential actions by taxing jurisdictions. Our tax contingencies relate, in large part, to transfer pricing positions we have taken in a variety of countries in which we operate. We have also accrued tax contingencies for certain domestic tax matters. The ultimate resolution of these matters may be materially greater or less than the amount that we have accrued.

•	We are subject to the possibility of loss contingencies for various legal matters. See Note 11 in the Notes to our Consolidated Financial Statements contained in “Item 8 — Financial Statements and Supplementary Data.” We regularly evaluate current information available to us to determine whether any accruals should be made based on the status of the case, the results of the discovery process and other factors. If we ultimately determine that an accrual should be made for a legal matter, this accrual could have a material effect on our operating results and financial position and the ultimate outcome may be materially different than our estimate.

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk

      We are exposed to market risks associated with interest rates on our debt securities and currency movements on non-U.S. dollar denominated assets and liabilities. We assess these risks on a regular basis and have established policies to protect against the adverse effects of these and other potential exposures. All of the potential changes noted below are based on sensitivity analyses at March 27, 2004. Actual results may differ materially.

Interest Rate Risk

      At March 27, 2004, an immediate 10 percent change in interest rates would not have a material effect on either the fair value of our investments including cash, cash equivalents, restricted cash and marketable securities, or our results of operations.

Foreign Currency Exchange Risk

      Our revenue and spending is transacted primarily in U.S. dollars; however, in fiscal years 2004 or 2003, we entered into minimal transactions in other currencies to fund the operating needs of our design, technical support and sales offices outside of the U.S. A 10 percent change in the value of the related currencies would impact our results of operations and financial position by approximately $1 million.

      During fiscal year 2002, we entered into various foreign currencies forward contracts to mitigate the foreign exchange risk of certain yen-denominated net balance sheet accounts and sales. All of these foreign exchange contracts expired prior to March 30, 2002.

      In addition to the direct effects of changes in exchange rates on the value of open exchange contracts we may have from time to time, changes in exchange rates can also affect the volume of sales or the foreign currency sales prices of our products and the relative costs of operations based overseas.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Cirrus Logic, Inc.

We have audited the accompanying consolidated balance sheets of Cirrus Logic, Inc. as of March 27, 2004 and March 29, 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 27, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cirrus Logic, Inc. at March 27, 2004 and March 29, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 27, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective March 31, 2002, the company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ ERNST & YOUNG LLP

Austin, Texas

April 23, 2004

CIRRUS LOGIC, INC.

CONSOLIDATED BALANCE SHEET

	March 27,	March 29,
	2004	2003

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$157,893	$110,964
Restricted cash	8,159	11,844
Marketable securities	27,093	543
Accounts receivable, net	19,804	22,712
Inventories	29,632	22,339
Prepaid assets	3,838	7,473
Other current assets	6,709	820

Total current assets	253,128	176,695
Long-term marketable securities	6,996	—
Property and equipment, net	22,663	35,321
Intangibles, net	28,638	38,797
Other assets	3,247	6,453

	$314,672	$257,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,317	$10,270
Accrued salaries and benefits	9,459	9,764
Income taxes payable	30,107	37,820
Royalties payable	2,881	4,898
Other taxes payable	4,645	4,622
Other accrued liabilities	16,427	13,535

Total current liabilities	82,836	80,909
Deferred sublease income	5,504	5,095
Long-term restructuring accrual	7,114	3,442
Other long-term liabilities	5,119	4,293
Stockholders’ Equity:
Series A Participating Preferred Stock, $0.001 par value; 1,500 shares authorized, zero issued	—	—
Common stock, $0.001 par value, 280,000 shares authorized, 84,395 shares and 83,761 shares issued and outstanding at March 27, 2004 and March 29, 2003, respectively	84	84
Additional paid-in capital	871,595	867,892
Accumulated deficit	(657,409)	(703,912)
Accumulated other comprehensive loss	(171)	(537)

Total stockholders’ equity	214,099	163,527

	$314,672	$257,266

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Fiscal Years Ended

	March 27,	March 29,	March 30,
	2004	2003	2002

	(In thousands, except per share amounts)
Net sales	$196,338	$261,999	$410,976
Costs and expenses:
Cost of sales	95,594	129,757	314,227
Research and development	76,168	95,271	108,072
Selling, general and administrative	51,518	73,661	94,778
Restructuring costs and other, net	9,526	8,633	10,923
Acquired in-process research and development expenses and amortization of acquired intangibles	14,394	17,837	42,492
Impairment of goodwill and other intangibles	—	136,160	—
Allowance for doubtful accounts	—	—	73,074
Litigation settlement	(45,000)	—	—
Patent agreement, net	(17,000)	—	—
Patent settlements, net	(14,402)	—	—
Lease termination costs	—	4,568	—

Total costs and expenses	170,798	465,887	643,566

Income (loss) from operations	25,540	(203,888)	(232,590)
Realized gain on marketable equity securities	12,047	215	10,967
Interest expense	—	(166)	(239)
Interest income	1,875	2,633	8,330
Other expense, net	(18)	(373)	(919)

Income (loss) before income taxes and loss from discontinued operations	39,444	(201,579)	(214,451)
Benefit for income taxes	(7,059)	(3,818)	(10,370)

Income (loss) from continuing operations	46,503	(197,761)	(204,081)
Loss from discontinued operations	—	(1,452)	(1,998)

Net income (loss)	$46,503	$(199,213)	$(206,079)

Basic earnings (loss) per share:
From continuing operations	$0.55	$(2.37)	$(2.63)
Discontinued operations	—	(0.02)	(0.03)

	$0.55	$(2.39)	$(2.66)

Diluted earnings (loss) per share:
From continuing operations	$0.54	$(2.37)	$(2.63)
Discontinued operations	—	(0.02)	(0.03)

	$0.54	$(2.39)	$(2.66)

Weighted average common shares outstanding:
Basic	84,019	83,445	77,552
Diluted	85,602	83,445	77,552

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Years Ended

	March 27,	March 29,	March 30,
	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$46,503	$(199,213)	$(206,079)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	27,198	40,048	35,408
Non-cash portion of restructuring charges	—	2,368	—
Loss on retirement or write-off of property and equipment	2,043	1,442	2,893
Loss on impairment of assets held for sale	723	—	—
Acquired in-process research and development expenses	—	—	31,310
Lease settlement, net of amortization	(1,442)	6,535	—
Gain on marketable securities, net	(11,786)	(215)	(10,967)
Compensation related to the issuance of certain employee stock options and restricted stock	1,377	3,614	1,686
Impairment of goodwill and other intangibles	—	136,160	—
Minority interest in loss of eMicro	—	(493)	(611)
Changes in operating assets and liabilities:
Accounts receivable, net	2,908	19,471	94,837
Inventories	(7,293)	5,646	81,891
Other assets	3,672	1,708	3,245
Accounts payable	9,047	(25,227)	(53,778)
Accrued salaries and benefits	(305)	(1,109)	(5,420)
Income taxes payable	(7,713)	(4,358)	1,125
Other accrued liabilities	4,652	(4,544)	(4,538)

Net cash (used in) provided by operating activities	69,584	(18,167)	(28,998)

Cash flows from investing activities:
Proceeds from sale of investments	12,047	1,400	10,967
Purchase of available for sale investments	(32,911)	—	—
Purchases of property and equipment	(2,314)	(15,407)	(8,589)
Investments in technology	(8,678)	(5,914)	(8,152)
Proceeds from sale of property and equipment	3,500	—	—
(Increase) decrease in deposits and other assets	(310)	42	29
Acquisition of companies, net of cash acquired	—	6,490	(16,110)
(Increase) decrease in restricted cash	3,685	963	(2,807)

Net cash used in investing activities	(24,981)	(12,426)	(24,662)

Cash flows from financing activities:
Payments on long-term debt	—	—	(4,334)
Payments on capital lease obligations	—	(605)	(625)
Issuance of common stock, net of issuance costs	2,326	1,633	14,673
Repurchase and retirement of common stock	—	—	(68,661)

Net cash provided by (used in) financing activities	2,326	1,028	(58,947)

Net (decrease) increase in cash and cash equivalents	46,929	(29,565)	(112,607)
Cash and cash equivalents at beginning of year	110,964	140,529	253,136

Cash and cash equivalents at end of year	$157,893	$110,964	$140,529

Supplemental disclosures of cash flow information
Cash payments (refunds) during the year for:
Interest	$—	$572	$239
Income taxes	698	685	(10,544)
Supplemental disclosures of non-cash investing and financing activities
Issuance of common stock for acquisitions	$—	$—	$188,458

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other
			Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

	(In thousands)
Balance, March 31, 2001	79,704	$80	$715,710	$(287,825)	$4,578	$432,543
Components of comprehensive income (loss):
Net loss	—	—	—	(206,079)	—	(206,079)
Change in unrealized gain on marketable equity securities	—	—	—	—	(4,324)	(4,324)
Change in unrealized loss on foreign currency translation adjustments	—	—	—	—	(135)	(135)

Total comprehensive loss	—	—	—	—	—	(210,538)

Retirement of treasury shares	(6,444)	(6)	(57,860)	(10,795)	—	(68,661)
Issuance of stock under stock plans	1,468	1	14,660	—	—	14,661
Issuance of stock related to acquisitions	8,251	8	188,450	—	—	188,458
Amortization of deferred stock compensation	—	—	1,686	—	—	1,686

Balance, March 30, 2002	82,979	83	862,646	(504,699)	119	358,149
Components of comprehensive income (loss):
Net loss	—	—	—	(199,213)	—	(199,213)
Change in unrealized loss on marketable equity securities	—	—	—	—	(2,411)	(2,411)
Reclassification adjustment for other than temporary losses on marketable equity securities	—	—	—	—	1,184	1,184
Change in unrealized loss on foreign currency translation adjustments	—	—	—	—	571	571

Total comprehensive loss	—	—	—	—	—	(199,869)

Issuance of stock under stock plans	612	1	1,632	—	—	1,633
Issuance of shares previously held back from prior year acquisitions	170	—	—	—	—	—
Amortization of deferred stock compensation	—	—	3,614	—	—	3,614

Balance, March 29, 2003	83,761	84	867,892	(703,912)	(537)	163,527
Components of comprehensive income (loss):
Net income	—	—	—	46,503	—	46,503
Change in unrealized gain on marketable securities	—	—	—	—	1,676	1,676
Realized gain on marketable equity securities	—	—	—	—	(1,359)	(1,359)
Change in unrealized loss on foreign currency translation adjustments	—	—	—	—	49	49

Total comprehensive loss	—	—	—	—	—	46,869

Issuance of stock under stock plans	618	—	2,326	—	—	2,326
Issuance of shares previously held back from prior year acquisitions	16	—	—	—	—	—
Amortization of deferred stock compensation	—	—	1,377	—	—	1,377

Balance, March 27, 2004	84,395	$84	$871,595	$(657,409)	$(171)	$214,099

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

      Cirrus Logic (“we,” “us,” “our,” or the “Company”) is a premier supplier of high-performance analog or mixed-signal and digital processing integrated circuits (“ICs”) and solutions for consumer entertainment, automotive entertainment and industrial applications. We develop and market integrated ICs and embedded software used by original equipment manufacturers (“OEMs”). We also provide complete system reference designs based on our technology that enable our customers to bring products to market in a timely and cost-effective manner.

      We were founded in 1984 and were reincorporated in the State of Delaware in February 1999. Our headquarters are in Austin, Texas and we have major sites in Fremont, California; Boulder, Colorado; and Fort Wayne, Indiana. We also serve customers from international offices in Asia, including the People’s Republic of China, Korea, Japan, Singapore and Taiwan and Europe. Our common stock, which has been publicly traded since 1989, is listed on the NASDAQ National Market under the symbol CRUS.

Basis of Presentation

      We prepare financial statements on a 52- or 53-week year that ends on the last Saturday in March. All fiscal years presented include 52 weeks.

Principles of Consolidation

      The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires the use of management estimates. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at fiscal year end and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Reclassifications

      Certain reclassifications have been made to conform to the fiscal year 2004 presentation. These reclassifications had no effect on the results of operations or stockholders’ equity.

Cash, Cash Equivalents and Restricted Cash

      Cash, cash equivalents and restricted cash consist primarily of money market funds, commercial paper, U.S. Government Treasury and Agency instruments with original maturities of three months or less at the date of purchase and money market funds.

Marketable Securities

      We determine the appropriate classification of marketable securities at the time of purchase and reevaluate such designation as of each balance sheet date. We classify these securities as either held-to-maturity, trading, or available-for-sale in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” As of March 27, 2004 and March 29, 2003, all marketable securities were classified as available-for-sale securities.

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Available-for-sale securities are carried at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method, and is included in interest income. Realized gains and losses, declines in value judged to be other than temporary and interest on available-for-sale securities are included in net income. The cost of securities sold is based on the specific identification method.

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

      On a quarterly and annual basis, we analyze inventories on a part-by-part basis. Inventory quantities on hand in excess of forecasted demand are considered to have reduced market value and, therefore, the cost basis is adjusted to the lower of cost or market. Typically, market value for excess or obsolete inventories are considered zero. The short product life cycles and the competitive nature of the industry are factors considered in the estimation of customer unit demand at the end of each quarterly accounting period.

      Inventories were comprised of the following (in thousands):

	March 27,	March 29,
	2004	2003

Work in process	$21,748	$16,966
Finished goods	7,884	5,373

Inventories	$29,632	$22,339

Assets Held for Sale

      On June 26, 2003, we agreed to sell our test operation assets for $3.5 million, which consist primarily of analog and mixed-signal testers, handlers and wafer probes, to ChipPAC, Inc. (“ChipPAC”), a provider of semiconductor packaging design, assembly, test and distribution services. The transaction closed and the cash was received on June 30, 2003. We expect to complete the transfer of assets by the end of the calendar year 2004, an extension of nine months from previously disclosed. As a result of the planned transfer of these assets to ChipPAC, we recorded an impairment charge of $0.7 million in cost of sales during the first quarter of fiscal year 2004 and reclassified the related assets to assets held for sale, a component of other current assets. The gross amount of fixed assets transferred to assets held for sale was $48.0 million with a net book value of $4.2 million. During fiscal year 2004, we transferred assets to ChipPAC with a net book value totaling approximately $1.0 million. On March 27, 2004, we had $2.5 million in assets held for sale and $2.5 million in accrued liabilities related to proceeds received in advance of the assets transferred. In addition to the transfer of assets, we have entered into a long-term outsourcing agreement pursuant to which ChipPAC will provide package development, wafer probe, assembly, final test and distribution services to us.

Property and Equipment, net

      Property and equipment is recorded at cost, net of depreciation and amortization. Depreciation and amortization is calculated on a straight-line basis over estimated economic lives, ranging from three to ten years, or over the life of the lease for equipment under capitalized leases, if shorter. Leasehold improvements

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are depreciated over the shorter of the term of the lease or the estimated useful life. Gains or losses related to retirements or dispositions of fixed assets are recognized in the period incurred.

      Property and equipment was comprised of the following (in thousands):

	March 27,	March 29,
	2004	2003

Furniture and fixtures	$14,897	$15,550
Leasehold improvements	21,262	22,562
Machinery and equipment	92,038	170,205
Capitalized software	33,200	63,854

Total property and equipment	161,397	272,171
Less: Accumulated depreciation and amortization	(138,734)	(236,850)

Property and equipment, net	$22,663	$35,321

      Depreciation and amortization expense on property and equipment for fiscal years 2004, 2003 and 2002 was $8.9 million, $14.9 million and $18.6 million, respectively.

      As a result of our fourth quarter fiscal year 2003 restructuring actions, we vacated leased office space at our Austin, Texas facility during the first quarter of fiscal year 2004. As a result of our vacating this leased space, we evaluated our fixed assets on that floor space and determined that an impairment of the existing equipment was necessary. The amounts were determined based upon market prices for similar assets and we recorded an impairment charge to “restructuring and other costs” for $1.5 million during the first quarter of fiscal year 2004 related to this action. Further, during the third quarter of fiscal year 2004, we had a further reduction in headcount worldwide and consolidated office space in our Tokyo, Japan office. As a result of that action, we analyzed our property and equipment at that location, based on values of similar assets and determined that an impairment of our fixed assets had occurred and we recorded an impairment charge to “restructuring and other costs” for $0.2 million in the fourth quarter relating to that action.

      As a result of our outsourcing agreement with ChipPAC, we reclassified $48.0 million of gross assets with a net book value of $4.2 million as assets held for sale. As a result of an ongoing detailed analysis of our fixed assets, we retired $62.7 million of fully depreciated assets that were no longer in service.

Intangibles, net

      Intangible assets include technology licenses that are recorded at cost and are generally amortized on a straight-line basis over their useful lives, ranging from three to five years. Acquired intangibles, recorded in connection with our acquisitions, include existing technology, core technology/ patents, license agreements, trademarks, covenants not-to-compete and customer agreements. These assets are amortized on a straight-line basis over lives ranging from one to nine years.

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life) and tested for impairment in accordance with SFAS 144. We applied the provisions of SFAS 142 to goodwill and intangible assets from business combinations initiated after June 30, 2001. We adopted the remaining provisions of SFAS 142 on March 31, 2002, the first day of fiscal year 2003. During fiscal year 2002, we recorded amortization expense of $1.0 million for goodwill and assembled workforce from the two acquisitions that we closed before July 1, 2001, which totaled $2.7 million, based on a weighted-average useful life of

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.9 years. We did not record goodwill amortization expense in fiscal years 2004 or 2003. We performed both our required transitional goodwill impairment test as well as our annual goodwill impairment test during fiscal year 2003. During fiscal year 2004, we did not perform a SFAS 142 analysis, as we did not have any goodwill.

Long-Lived Assets

      In accordance with Statement of Financial Accounting Standard No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” we recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. We measure any impairment loss by comparing the fair value of the asset to its carrying amount. We estimate fair value based on discounted future cash flows, quoted market prices, or independent appraisals. We adopted SFAS 144 effective March 31, 2002.

Foreign Currency Translation

      All of our international subsidiaries have the U.S. dollar as the functional currency. The local currency financial statements are remeasured into U.S. dollars using current rates of exchange for assets and liabilities. Gains and losses from remeasurement are included in other expense, net. Revenue and expenses from our international subsidiaries are translated using the monthly average exchange rates in effect for the period in which the items occur. For all periods presented, our foreign currency translation expense was immaterial.

Foreign Exchange Contracts

      Effective April 1, 2001, we adopted Statement of Financial Accounting Standard No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that we recognize all derivatives as either assets or liabilities in our consolidated balance sheet and measure those instruments at fair value.

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

      During fiscal years 2004 and 2003, we did not enter into any foreign currency contracts. During fiscal year 2002, we entered into various foreign currencies forward contracts to mitigate the foreign exchange risk of certain yen-denominated net balance sheet accounts and sales. All of these foreign exchange contracts expired prior to March 30, 2002 and the gains and losses were not material.

Credit Risk Concentration

      Financial instruments that potentially subject us to material concentrations of credit risk consist primarily of cash equivalents, marketable securities, long-term marketable securities and trade accounts receivable. We are exposed to credit risk to the extent of the amounts recorded on the balance sheet. By policy, our cash equivalents, marketable securities and long-term marketable securities are subject to certain nationally recognized credit standards, issuer concentrations, sovereign risk and marketability or liquidity considerations.

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In evaluating our trade receivables, we perform credit evaluations of our major customers’ financial condition and monitor closely all of our receivables to limit our financial exposure by limiting the length of time and amount of credit extended. We sell a significant amount of products in the Asia countries. In certain situations, we may require payment in advance or utilize letters of credit to reduce credit risk. By policy, we establish a reserve for trade accounts receivable based on the type of business in which a customer is engaged, the length of time a trade account receivable is outstanding and other knowledge that we may possess relating to the probability that a trade receivable is at risk for non-payment.

Revenue Recognition

      We recognize revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.” Revenue from product sold directly to customers and to certain international distributors is recognized upon title passage of inventory. For sales made directly to domestic customers, title generally passes upon shipment. For sales made directly to international customers and to certain international distributors, title generally passes at the port of destination, which coincides with delivery to the international distributors. Generally, a large portion of the sales through our international distributor channel is for known end customers. Sales made to domestic distributors and certain international distributors are recorded as deferred revenue until the final sale to the end customer has occurred as the distributor agreements allow certain rights of return, price adjustments and price protection. License and royalty revenue is recognized as it is earned per unit shipped or when a milestone is reached.

Warranty Expense

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Currently, the only applicable item of FIN 45 relates to the impact of paragraph 14, which refers to product warranties. Because we do not have extended warranties, our exposure is limited to product returns for defective products. In general, we warrant that the products, when delivered, will be free from defects in material workmanship under normal use and service. Our obligations are limited to replacing, repairing or giving credit for, at our option, any products that are returned within one year after the date of shipment and if notice is given to us in writing within 30 days of the customer learning of such problem. Warranty expense was not material for any period presented.

Shipping Costs

      Our shipping and handling costs are included in cost of sales for all periods presented.

Advertising Costs

      Advertising costs are expensed as incurred. Advertising costs were $1.5 million, $1.9 million and $3.2 million, in fiscal years 2004, 2003 and 2002, respectively.

Stock-Based Compensation

      We apply the intrinsic value method in accounting for our stock option and stock purchase plans in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Accordingly, no compensation cost has been recognized for options granted with an exercise price equal to market value at the date of grant or in connection with the employee stock purchase plan. In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure,” which currently affects us only with regard to quarterly and annual reporting of the pro forma effect on net income and earnings per share of

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applying the Black-Scholes method to measure compensation expense as required under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation.”

      The following table details the disclosure required by SFAS 148 (in thousands, except per share amounts):

	Fiscal Years Ended

	March 27,	March 29,	March 30,
	2004	2003	2002

Net income (loss) as reported	$46,503	$(199,213)	$(206,079)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,377	3,614	1,686
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(14,536)	(16,083)	(40,817)

Pro forma net income (loss)	$33,344	$(211,682)	$(245,210)

Basic net income (loss) per share, as reported	$0.55	$(2.39)	$(2.66)
Pro forma basic net income (loss) per share	0.40	(2.54)	(3.16)
Diluted net income (loss) per share, as reported	$0.54	$(2.39)	$(2.66)
Pro forma diluted net income (loss) per share	0.39	(2.54)	(3.16)

Income Taxes

      We account for income taxes in accordance with Statement of Financial Accounting Standard No. 109 (“SFAS 109”), “Accounting for Income Taxes,” which provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance equal to our net deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis.

Net Income (Loss) Per Share

      Basic net income (loss) per share is based on the weighted effect of common shares issued and outstanding and is calculated by dividing net income (loss) by the basic weighted average shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the basic weighted average number of common shares used in the basic net income (loss) per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding.

      Incremental weighted average common shares attributable to the assumed exercise of outstanding options of 538,000 and 2,759,000 shares as of March 29, 2003 and March 30, 2002, respectively, were excluded from the computation of diluted net income (loss) per share because the effect would be anti-dilutive due to our loss position during fiscal years 2003 and 2002. The weighted outstanding options excluded from our diluted calculation as of March 27, 2004, March 29, 2003 and March 30, 2002 were 6,729,000, 10,755,000 and 5,023,000 respectively, as the exercise price exceeded the average market price during the period.

Accumulated Other Comprehensive Loss

      We report our accumulated other comprehensive income (loss) based upon Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income.” Our accumulated other comprehensive loss is comprised of foreign currency translation adjustments and unrealized gains and losses on investments classified as available-for-sale.

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective immediately for all new variable interest entities created or acquired after January 31, 2003. We do not have any new variable interest entities that require consolidation under FIN 46. On October 9, 2003, the FASB deferred the implementation of FIN 46 for variable interest entities that existed on or before January 31, 2003 until the end of the first interim or annual period ending after December 15, 2003. On December 24, 2003, the FASB issued new guidance with respect to variable interest entities in existence on or before January 31, 2003. Under the new guidance, application of FIN 46 is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. As a result, we are required to comply with FIN 46 for pre-existing variable interest entities by the end of our fiscal year 2004. We have evaluated the effect of this financial interpretation on any variable interest entities that existed on or before January 31, 2003. At this time, we do not have any agreements where we are the primary beneficiary in which we need to make additional disclosures.

      In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our results of operations or financial position.

      In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition,” which codifies, revises and rescinds certain sections of Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

2.	Fair Value of Financial Instruments

      The Company’s financial instruments consist principally of cash and cash equivalents, investments, receivables and accounts payable. The Company believes all of these financial instruments are recorded at amounts that approximate their current market values due to their short-term nature or because they are stated at fair value.

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.                Accounts Receivable, net

      The following are the components of accounts receivable (in thousands):

	March 27,	March 29,
	2004	2003

Gross accounts receivable	$20,500	$23,689
Less: Allowance for doubtful accounts	(696)	(977)

Accounts receivable, net	$19,804	$22,712

      The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Balance, March 31, 2001	$(2,200)
Additions charged to costs and expenses	(73,074)
Write-off of uncollectible accounts, net of recoveries	7
Transfer of allowance to long-term receivables	73,302

Balance, March 30, 2002	(1,965)
Write-off of uncollectible accounts, net of recoveries	988

Balance, March 29, 2003	(977)
Write-off of uncollectible accounts, net of recoveries	281

Balance, March 27, 2004	$(696)

      During the fourth quarter of fiscal year 2002, we recorded a $73.3 million charge to reserve disputed receivables associated with litigation with Fujitsu and Western Digital. We were successful in collecting the Western Digital receivable during fiscal year 2004 and we recorded a credit to operating expenses of $45 million as our litigation settlement of which, $26.5 million was a recovery of bad debt. The Fujitsu receivable and the related allowance, of $46.8 million, which is fully reserved, is classified as long-term to reflect our expectation regarding the timing of cash collection. See Note 11 for further discussion regarding the settlement with Western Digital and the ongoing litigation with Fujitsu.

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Marketable Securities

      The Company’s investments that have original maturities greater than ninety days have been classified as available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” Marketable securities are categorized on the Balance Sheet as Restricted Cash, Marketable Securities and Long-term Marketable Securities, as appropriate.

      The following table is a summary of available-for-sale securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair Value
	Cost	Gains	Losses	(Net Carrying Amount)

As of March 27, 2004:
Corporate securities — U.S.	$19,556	$13	$—	$19,569
Corporate securities — non — U.S.	957	4	—	961
U.S. Government securities	9,571	9	—	9,580
Agency discount notes	6,991	1	—	6,992
Commercial paper	3,994	1	—	3,995

Total debt securities	41,069	28	—	41,097
Marketable equity securities	580	571	—	1,151

	$41,649	$599	$—	$42,248

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair Value
	Cost	Gains	Losses	(Net Carrying Amount)

As of March 29, 2003:
Marketable equity securities	$261	$282	$—	$543

      The cost and estimated fair value of available-for-sale investments at March 27, 2004, by contractual maturity, were as follows:

	March 27, 2004

	Amortized	Estimated
	Cost	Fair Value

Within 1 year	$34,090	$34,101
After 1 year through 2 years	6,979	6,996
After 2 years	—	—

Total debt securities	41,069	41,097
Equity securities	580	1,151

	$41,649	$42,248

      Further, in fiscal year 2004, we recognized a gain of $12.1 million related to sale of investments we had in other publicly traded companies. This was related primarily to a realized gain of $10.1 million related to our investment in SigmaTel, Inc. (“SigmaTel”). In November 2000, we entered into a litigation settlement with SigmaTel in which we received shares of common stock, guaranteed to be valued at $10.5 million should SigmaTel complete an initial public offering (“IPO”) in the future. On September 16, 2003, SigmaTel completed their IPO. We sold all of our shares and received $5.6 million, net of selling commissions. We also

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

received a payment of $4.5 million, which was the difference between the guaranteed $10.5 million value and the gross IPO value of our shares.

5.	Acquisitions

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

      As part of the acquisition, the shareholders of Peak could have received up to an additional $16 million in consideration based upon the financial performance of the purchased assets over a two-year period. Peak did not meet the required financial milestones in either fiscal year of the two-year period and no payments were made.

      ShareWave, Inc. On October 2, 2001, we acquired 100 percent of the outstanding stock of ShareWave, Inc. (“ShareWave”). The results of ShareWave’s operations have been included in our consolidated financial statements since that date. The aggregate purchase price for this acquisition was $76.6 million, consisting primarily of the fair value of the 2.8 million common shares issued, as well as cash paid to dissenting shareholders, the fair value of options issued, direct acquisition costs and cash paid for fractional shares. Approximately 435,000 shares of the 2.8 million common shares issued were placed into escrow to cover representations and warranties made by ShareWave in the merger agreement. The escrow agreement terminated in December 2002 and all shares were distributed to the former shareholders of ShareWave.

      LuxSonor Semiconductors, Inc. On October 10, 2001, we acquired 100 percent of the outstanding stock of LuxSonor Semiconductors, Inc. (“LuxSonor”). The results of LuxSonor’s operations have been included in our consolidated financial statements since that date. We acquired LuxSonor for a purchase price of $51.3 million, consisting primarily of the fair value of the 1.8 million common shares issued, as well as cash, the fair value of options issued and direct acquisition costs. In connection with the acquisition, we placed $9.75 million into escrow to cover representations and warranties made by LuxSonor in the merger agreement. Only $3.2 million of the escrow was included in the purchase price as we recovered $6.5 million because LuxSonor failed to have a working capital balance of at least $1.0 million as of the merger closing date. On April 9, 2003, we filed our last escrow claim for approximately $760,000, comprised of (i) certain penalties and fees we assumed in connection with the acquisition, (ii) an uncollectible accounts receivable, (iii) unreported accounts payable and (iv) patent infringement issues. On November 7, 2003, we settled the matter with Mr. Liang, the shareholders’ representative. As a result, we received $153 thousand in settlement of our claim, most of which was recorded on the income statement as a component of “Other expense, net.” The remaining escrow amount was disbursed to the former LuxSonor shareholders.

      Stream Machine Company. On December 7, 2001, we acquired 100 percent of the outstanding stock of Stream Machine Company (“Stream Machine”). The results of Stream Machine’s operations have been included in our consolidated financial statements since that date. The aggregate purchase price for this acquisition was $72.1 million, consisting primarily of the fair value of the 3.6 million common shares issued and the fair value of the 958,000 options issued, as well as direct acquisition costs and cash paid for fractional shares. Approximately 740,000 shares were placed into an escrow account to cover representations and warranties, as well as certain revenue commitments, made by Stream Machine in the merger agreement. Given the uncertainty around the ultimate issuance of the shares placed in escrow due to Stream Machine’s revenue commitments, they were not included in determining the estimated aggregate purchase price nor were they considered to be outstanding for purposes of share count and calculation of weighted average shares outstanding. The escrow agreement terminated in March 2003 and we recovered all the escrow shares due to Stream Machine’s failure to meet its revenue commitments.

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Intangibles, net

      In accordance with Statement of Financial Accounting Standard No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information,” and SFAS 142 “Goodwill and Other Intangible Assets,” we consider our business activities to constitute a single operating segment and a single reporting unit, as all operating results are accumulated and reviewed by management at the entity level, which is organized functionally and shares common manufacturing facilities and equipment, common engineering resources and common administrative, accounting and IT functions. Accordingly, we assessed goodwill for impairment at an “enterprise” level.

      We performed our SFAS 142 transitional impairment analysis on April 1, 2002, our first business day of our fiscal year 2003. At the time of the transitional impairment test, our market value was $1.6 billion with a book value of $358 million; accordingly, we determined that our goodwill was not impaired.

      At the time of our annual impairment test in early 2003, we estimated the fair value of the Company at $217.7 million and the book value was $309.8 million. Because the book value was more than the fair value, we engaged an independent third party to assist in step two of the goodwill impairment test to measure the amount of an impairment loss. This analysis was based on the residual method, whereby the fair value of the current assets, tangible assets and identified intangible assets are subtracted from the fair value of the Company. The valuation methods used in the independent analysis were the cost approach for the property, plant and equipment and the discounted cash flow method for valuing our technology, customer relationships and trademarks/ trade names.

      The non-cash impairment charge to operating expenses to fully impair our goodwill of $126.0 million recorded under “Impairment of goodwill and other intangibles,” was primarily driven by the decreased fair value of the Company throughout fiscal year 2003. This was a result of overall economic downturn in the semiconductor industry segment where the Company participates, coupled with the ongoing operating losses and revenue declines of the Company during that period.

      The following table shows the pro forma income statement information as if the non-amortization provisions of SFAS 142 were effective in those fiscal years:

	Fiscal Years Ended

	March 27,	March 29,	March 30,
	2004	2003	2002

Net income (loss)	$46,503	$(199,213)	$(206,079)
Goodwill and workforce amortization	—	—	989

Adjusted net income (loss)	$46,503	$(199,213)	$(205,090)

Basic income (loss) per share, as reported	$0.55	$(2.39)	$(2.66)
Goodwill and workforce amortization	—	—	0.01

Adjusted basic net income (loss) per share	$0.55	$(2.39)	$(2.65)

Diluted earnings (loss) per share, as reported	$0.54	$(2.39)	$(2.66)
Goodwill and workforce amortization	—	—	0.01

Adjusted basic net income (loss) per share	$0.54	$(2.39)	$(2.65)

Basic weighted average common shares outstanding	84,019	83,445	77,552
Diluted weighted average common shares outstanding	85,602	83,445	77,552

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following information details the gross carrying amount and accumulated amortization of our intangible assets (in thousands):

	Fiscal Years Ended

	March 27, 2004		March 29, 2003

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Core technology	$8,290	$(4,642)	$8,290	$(2,763)
Existing technology	43,430	(27,431)	49,783	(21,772)
License agreements	1,940	(1,080)	1,940	(656)
Technology licenses	17,166	(9,122)	13,145	(9,337)
Trademarks	320	(233)	320	(153)

	$71,146	$(42,508)	$73,478	$(34,681)

      As part of our restructuring activities during the fourth quarter of fiscal year 2003, we closed our wireless product line, acquired in October 2001 in connection with our acquisition of ShareWave and the associated El Dorado Hills, California office. As a result, we recorded a $9.7 million charge in fiscal year 2003 for the entire net book value of the related acquired intangible assets, primarily core technology/patents and one customer agreement. This charge was recorded as a component of impairment of goodwill and other intangibles. The customer agreement terminated during the fourth quarter of fiscal year 2003 and, therefore, had no future value. We are no longer using the technology and associated patents. We were unsuccessful in our efforts to market the technology and associated patents and, therefore, determined their fair value to be zero. As a result of our analysis, we fully impaired the associated acquired intangible assets.

      Due to customer contract negotiations during the fourth quarter of fiscal year 2003, we also reviewed the acquired intangibles pertaining to customer agreements from our fiscal year 2000 acquisition of AudioLogic, Inc. for potential impairment. As a result, we recorded a $0.5 million charge in fiscal year 2003 for the entire net book value of the customer agreements acquired intangible. This charge was recorded as a component of impairment of goodwill and other intangibles. During fiscal year 2004, we subsequently wrote off the fully amortized existing technology associated with this acquisition for a total of $6.4 million.

      Amortization expense for all intangibles in fiscal years 2004, 2003 and 2002 was $18.3 million, $25.1 million and $16.8 million, respectively. The following table details the estimated aggregate amortization expense for all intangibles owned as of March 27, 2004 for each of the five succeeding fiscal years (in thousands):

For the year ended March 26, 2005	$16,818
For the year ended March 25, 2006	8,513
For the year ended March 31, 2007	1,860
For the year ended March 29, 2008	823
For the year ended March 28, 2009	203

7.     Discontinued Operations — eMicro Joint Venture

      During fiscal year 2001, we signed a definitive agreement with Creative Technology Ltd. (“Creative”) and Vertex Technology Fund (II) Ltd., whereby the three companies made investments in eMicro Corporation (“eMicro”), a fabless joint manufacturing venture based in Singapore in which we had a 75 percent interest. We held 12 million shares of preferred stock in this joint venture. There have been no

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dividends paid from this joint venture. Under the terms of the agreement, eMicro was a licensee of our proprietary ICs and a strategic supplier of audio CODECs and other mixed-signal IC solutions to Creative.

      In April 2002, the eMicro Board of Directors recommended the dissolution of eMicro. In June 2002, the stockholders of eMicro voted to dissolve the joint venture and it ceased operations during the first quarter of fiscal year 2003. eMicro recently resolved all issues relating to the valuation of its assets and liabilities and, therefore, distributed the remaining funds owed to its shareholders during fiscal year 2004. The amount recorded as foreign currency translation expense related to the dissolution of our investment in eMicro was $49 thousand.

      The following amounts for eMicro were included in our consolidated balance sheet as of March 29, 2003 and represent less than 1 percent of our consolidated total assets:

March 29,
2003

Cash and cash equivalents	$2,291
Other current assets	2
Accounts payable and accrued liabilities	(226)
Accrued liability payable to minority stockholders	(587)

      Effective with the first fiscal quarter of 2003, we recorded eMicro’s results of operations as discontinued and reclassified the prior years’ results of operations to discontinued operations for comparative purposes in accordance with SFAS 144. eMicro’s revenue and operating loss included in discontinued operations for fiscal year 2003 were $0.9 million and $2.0 million, respectively and $6.6 million and $2.6 million, respectively, for fiscal year 2002.

8.	Long-Term Debt and Capital Lease Obligations

      We had no debt or capital lease obligations as of March 27, 2004 or March 29, 2003.

9.	Bank Arrangements

      As of March 27, 2004, we have restricted cash of $8.2 million in support of our letter of credit needs. The letters of credit primarily secure certain obligations under our operating lease agreement for our new headquarters and engineering facility in Austin, Texas. This secured amount declines over our lease term through fiscal year 2013.

10.	Commitments and Contingencies

Facilities and Equipment Under Operating Lease Agreements

      We lease our facilities and certain equipment under operating lease agreements, some of which have renewal options. Certain of these arrangements provide for lease payment increases based upon future fair market rates. Our principal facilities, located in Austin, Texas, consisted of approximately 251,000 square feet of leased office and test space, which have leases that expire from 2005 to 2012, excluding renewal options. This space is used for product development and testing, sales, marketing and administration. It includes our new headquarters and engineering facility that we moved into in fiscal year 2003, which has 197,000 square feet with no escalating rent clauses. We have an obligation to lease additional space in a new building next to our current facility, should construction of this building begin before November 10, 2004. We have not included this commitment in the table below.

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The aggregate minimum future rental commitments under all operating leases for the following fiscal years are (in thousands):

			Net Facilities	Equipment	Total
	Facilities	Subleases	Commitments	Commitments	Commitments

2005	$13,815	$5,521	$8,294	$66	$8,360
2006	12,736	5,588	7,148	21	7,169
2007	11,178	4,141	7,037	11	7,048
2008	9,889	2,232	7,657	5	7,662
2009	9,852	1,621	8,231	3	8,234
Thereafter	18,887	136	18,751	—	18,751

Total minimum lease payments	$76,357	$19,239	$57,118	$106	$57,224

      Total rent expense was approximately $13.9 million, $13.6 million and $11.7 million, for fiscal years 2004, 2003 and 2002, respectively. Sublease rental income was $5.4 million, $6.3 million and $6.4 million, for fiscal years 2004, 2003 and 2002, respectively. The sublease commitment information shown above for future years does not include the $7.4 million settlement we received in fiscal year 2003 when one of our California tenants exited their subleases for approximately 145,000 square feet. This amount is being amortized on a straight-line basis as a reduction in operating expenses over the remaining lease periods. Further, during fiscal year 2004, we evaluated our vacant lease space and sublease assumptions for our vacated space and determined that an accrual was necessary for two of our lease properties, Raleigh, North Carolina and one of our Fremont, California properties. We recorded a charge to operating expense in the amount of $0.4 million for the Raleigh, North Carolina facility and $1.4 million for our Fremont, California facility during fiscal year 2004. The $1.8 million, which is included above was determined when a tenant broke their sublease with us in our Raleigh, North Carolina property and we determined we would be unable to sublease our Fremont, California property as quickly as previously expected due to the depressed commercial real estate market in the area. These amounts are classified as either long-term or short-term; where appropriate. Also included in the table above is the $9.8 million of accrued restructuring facility costs that are discussed in greater detail in Note 12.

Wafer, Assembly and Test Purchase Commitments

      We rely on third-party foundries for our wafer manufacturing needs. As of March 27, 2004, we had agreements with multiple foundries for the manufacture of wafers. None of these agreements has volume purchase commitments or “take or pay” clauses. The agreements provide for purchase commitments based on purchase orders. Cancellation fees or other charges may apply and are generally dependent upon whether wafers have been started or the stage of the manufacturing process at which the notice of cancellation is given. As of March 27, 2004, we had foundry commitments of $19.7 million.

      In addition to our wafer supply arrangements, we contract with third-party assembly vendors to package the wafer die into finished products. Assembly vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry. We had non-cancelable assembly purchase orders with numerous vendors totaling $0.9 million at March 27, 2004.

      We are in the process of transitioning the majority of our test services to ChipPAC, an outside third party contractor. Currently, we perform some test services, when appropriate and outsource the majority of our test services. Test vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry. Our total commitment for outside test services as of March 27, 2004 was $0.4 million.

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other

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

11.	Legal Matters

Fujitsu

      On October 19, 2001, we filed a lawsuit against Fujitsu, Ltd. (“Fujitsu”) in the United States District Court for the Northern District of California. We assert claims for breach of contract and anticipatory breach of contract and we are seeking damages in excess of $46 million. The basis for our complaint is Fujitsu’s refusal to pay for hard disk drive-related chips delivered to and accepted by it in fiscal year 2002. On December 17, 2001, Fujitsu filed an answer and a counterclaim. Fujitsu alleges claims for breach of contract, breach of warranty, quantum meruit/equitable indemnity and declaratory relief. The basis for Fujitsu’s counterclaim is the allegation that certain chips that we sold to Fujitsu were defective and, allegedly caused Fujitsu’s hard disk drives to fail. The counterclaim does not specify the damages Fujitsu seeks, other than to allege it has sustained “tens of millions” of dollars in damages. To facilitate the resolution of all claims in one lawsuit, including our claims against potentially responsible third parties, we agreed with Fujitsu to realign our claims so that Fujitsu is the plaintiff and we are the defendant and counterclaimant. This realignment allowed Fujitsu and us to file in the same lawsuit third-party claims alleging breach of contract and warranty against Amkor Technology, Inc., (“Amkor”) the company that recommended and sold us the packaging materials that caused the alleged defects in our chips. Amkor filed an answer to our third-party claim and a third-party complaint for implied contractual indemnity and breach of warranties against Sumitomo Bakelite Co., Ltd., (“Sumitomo”) the company that sold the allegedly defective molding compound used in these packaging materials.

      On December 5, 2003, for reasons related to the potential lack of jurisdiction for certain claims in federal district court, Fujitsu filed a complaint in California state court alleging claims substantially similar to those filed against us in district court and, in addition, alleging fraud and other related claims against Amkor and Sumitomo. On December 23, 2003, we filed a cross-complaint in California state court alleging the same claims against Fujitsu as we alleged in federal district court and further alleging fraud and other related claims against Amkor and Sumitomo based on their alleged knowledge that the molding compound used in the packaging materials sold to us was defective.

      To address the claims of all parties and for reasons of judicial economy, the parties jointly moved to stay the federal district court action pending resolution of the state court action. The trial in state court has been set for January 31, 2005.

      Fujitsu indicated that it intends to seek hundreds of millions of dollars in damages, although, as of this date, Fujitsu has not indicated how it will substantiate this amount of damages and we are unable to reasonably estimate the amount of damages. We intend to defend and prosecute our lawsuit vigorously. Further, we believe that we have valid claims against Amkor and Sumitomo in the event we are found to be liable to Fujitsu and that insurance may cover defense costs and some or all of any liability to Fujitsu. However, we cannot predict the ultimate outcome of this litigation and we are unable to estimate any potential liability we may incur. An adverse outcome in this litigation could materially harm our financial condition or results of operations.

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Western Digital

      On July 5, 2001, Western Digital Corporation and its Malaysian subsidiary, Western Digital (M) SDN.BHD, (“WD”) filed a lawsuit against us in the Superior Court of the State of California, Orange County, in connection with the purchase of “read channel” ICs used in hard disk drives.

      On August 22, 2003, we signed an agreement to settle the litigation with WD. Under the terms of the agreement, WD made a one-time payment to us of $45 million on October 16, 2003. We recorded the settlement as a reduction to operating expense during the third quarter of fiscal year 2004 when the payment was received. Part of the $45 million received from WD represented a recovery of bad debt expense recorded in fiscal year 2002 of approximately $26.5 million.

LuxSonor Semiconductors, Inc.

      On April 9, 2003, we filed a claim for approximately $760 thousand against the escrow account set up in connection with our acquisition of LuxSonor. This escrow account was set up to compensate us in the event of certain breaches of warranties and covenants by LuxSonor made in the Agreement of Merger. Our claim was comprised of (i) certain penalties and fees we assumed in connection with the acquisition, (ii) an uncollectible accounts receivable, (iii) unreported accounts payable and (iv) issues related to the alleged infringement of certain third-party intellectual property rights. On November 7, 2003, we settled the matter with Mr. Liang, the shareholders’ representative. As a result, we received $153 thousand in settlement of our claim, most of which was recorded on the income statement as a component of “Other expense, net.” The remaining escrow amount was disbursed to the former LuxSonor shareholders.

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

      On August 11, 2003, we entered into a Patent Sale, Assignment and Cross-License Agreement with NVIDIA and NVIDIA International, Inc. to settle the pending litigation. As a result of this agreement, NVIDIA paid us $9 million on August 11, 2003. On September 23, 2003, we entered into a Patent Sale, Assignment and Cross-License Agreement with ATI and ATI International SRL to settle the pending litigation. As a result of this agreement, ATI paid us $9 million on October 2, 2003. Under the terms of a contingency fee arrangement, we were obligated to pay outside counsel a percentage of these settlements. Both the settlements less the contingent legal fees, which totaled $14.4 million, were recorded in the second quarter of fiscal year 2004 as a separate line item in operating expenses under the heading “Patent settlements, net.”

Wolfson Microelectronics

      On October 9, 2003, we filed a lawsuit against Wolfson Microelectronics, plc, a United Kingdom company and Wolfson Microelectronics Ltd., a Delaware corporation, (collectively “Wolfson”) in the U.S. District Court for the Southern District of California. We are alleging that several Wolfson products that incorporate digital-to-analog converters infringe on our U.S. Patent Nos. 6,492,928 and 6,011,501. We are seeking damages and requesting a permanent injunction against Wolfson from making, using, offering to sell or selling in the U.S. or importing into the U.S. any infringing products. On December 2, 2003, in response to our complaint, Wolfson filed an answer and a counterclaim against us alleging, among other things, unfair

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

competition, tortious interference with prospective economic advantage and tortious interference with contractual relationships. Wolfson’s claims were based primarily on our alleged bad faith in filing suit against Wolfson with the alleged knowledge that one of the two asserted patents was invalid. On April 2, 2004, the district court dismissed Wolfson’s counterclaims for failure to state a claim, although the district court granted leave to amend their complaint. On April 30, 2004, Wolfson amended its counterclaims to include additional allegations concerning alleged communications by Cirrus Logic with Bose Corporation and Argus Electronics relating to Wolfson’s ability to continue to provide Wolfson audio DACs to these customers in the future. Based on the information available to us at this time, we believe that we will ultimately succeed in defending against these allegations.

      In addition, on October 14, 2003, we filed a complaint requesting that the U.S. International Trade Commission (the “ITC”) initiate an investigation of Wolfson Microelectronics, plc, for violation of Section 337 of the Tariff Act of 1930, in the importation, sale for importation and sale in the U.S. after importation of certain digital-to-analog converters and other products containing these converters. In our complaint, we asked the ITC to investigate whether certain Wolfson products infringe on one or more of the claims of U.S. Patent No. 6,492,928. On November 10, 2003, the ITC instituted an investigation into Wolfson’s actions based on our allegations. On December 9, 2003, we also requested the ITC to further investigate whether certain Wolfson products infringed on one or more of the claims of U.S. Patent No. 6,011,501. On December 29, 2003, the ITC included our allegations of infringement with respect to U.S. Patent No. 6,011,501 into its investigation. With respect to both patents, we are seeking a permanent exclusion order banning the importation into the U.S. of the allegedly infringing products and a cease-and-desist order halting the sale of these infringing products, as well as other relief the ITC deems appropriate. A hearing on the matter before the ITC is scheduled to begin August 3, 2004.

Other Claims

      On March 30, 2004, Advanced Video Technologies, LLC (“AVT”) filed a complaint for patent infringement against Cirrus Logic in the United States District Court for the District of Delaware. In the complaint, AVT alleges that Cirrus Logic infringes U.S. Patent No. 5,781,788 by making, using and selling and/or offering to sell the CS92288. Among other additional claims, AVT is seeking unspecified compensatory damages, pre-judgment and post-judgment damages, enhanced damages and a permanent injunction. We are unable at this time to make a determination regarding the outcome of this matter and thus, no amount has been accrued.

      From time to time, other various claims, charges and litigation are asserted or commenced against us arising from, or related to, contractual matters, intellectual property, employment disputes, as well as other issues. Frequent claims and litigation involving these types of issues are not uncommon in the IC industry. As to any of these claims or litigation, we cannot predict the ultimate outcome with certainty.

12.	Restructuring Costs and Other

      During fiscal year 2004, we recorded a charge of $1.7 million in operating expenses primarily related to severance for headcount reductions. We eliminated approximately 130 positions from various job classes and functions during fiscal year 2004, with the majority of the reductions in Austin, Texas, primarily in selling, general and administrative functions and in our Colorado operations, primarily in engineering. Included in this reduction was the elimination of 64 of approximately 120 test operation positions and a total severance charge of approximately $0.4 million as part of our previously announced plan to reduce headcount associated with our outsourcing agreement with ChipPAC. Also during fiscal year 2004, we recorded a restructuring charge of $6.2 million in operating expenses for facility consolidations primarily in California and Texas, an impairment charge of $1.5 million for property and equipment associated with our Austin, Texas facility consolidation and an impairment charge of $0.2 million for property and equipment associated with our Tokyo, Japan facility

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidation. Our facility commitments for the fiscal year 2004 actions will be completed during fiscal year 2013.

      The following table sets forth the activity in our fiscal year 2004 restructuring accrual (in thousands):

		Facilities
	Severance	Abandonment	Total

Balance March 29, 2003	$—	$—	$—
Fiscal year 2004 provision	1,688	6,205	7,893
Amounts utilized	(1,514)	(908)	(2,422)

Balance, March 27, 2004	$174	$5,297	$5,471

      During fiscal year 2003, we eliminated approximately 290 employee positions worldwide, or approximately 25 percent of the total workforce, from various business functions and job classes as a continuation of our fiscal year 2002 effort to further reduce costs and align operating expenses with our current revenue model. In fiscal year 2003, we recorded a restructuring charge of $3.8 million in operating expenses for costs associated with these workforce reductions, a non-cash charge of $2.5 million to fully expense certain intangible, fixed and other assets that will no longer be used as a result of our workforce reductions and $0.8 million related to facility consolidations. As part of these restructuring activities, we closed our wireless product line, acquired in October 2001 in connection with our acquisition of ShareWave and the associated El Dorado Hills, California office. We have focused our on-going investment on higher margin analog components and solutions for digital entertainment applications that utilize our audio and video technologies. Our facility commitments for the fiscal year 2003 actions will be completed during fiscal year 2007.

      The following table sets forth the activity in our fiscal year 2003 restructuring accrual (in thousands):

		Facilities
	Severance	Abandonment	Total

Balance March 30, 2002	$—	$—	$—
Fiscal year 2003 provision	3,808	753	4,561
Amounts utilized	(3,667)	(249)	(3,916)

Balance, March 29, 2003	141	504	645
Fiscal year 2004 provision	(95)	32	(63)
Amounts utilized	(46)	(269)	(315)

Balance, March 27, 2004	$—	$267	$267

      During fiscal year 2002, we announced a change to our business strategy, exited the magnetic storage chip business and focused on consumer-entertainment electronics. As a result of these strategic decisions and in response to ongoing economic and industry conditions, we eliminated approximately 420 employee positions worldwide from various business functions and job classes over the course of fiscal year 2002. We recorded a restructuring charge of $6.4 million in operating expenses to cover costs associated with these workforce reductions. In addition, we recorded a $4.5 million restructuring charge in operating expenses for costs associated with facility consolidations. In fiscal year 2003, we recorded a net additional charge of $1.5 million related primarily to a reduction in the sublease assumptions for a facility we initially restructured during fiscal year 2002, mainly due to the depressed real estate market in that area. During fiscal year 2004, we modified our sublease assumptions due to the continued depressed real estate market and took another charge of $121 thousand related to some of these restructured facilities. Our facility commitments for the fiscal year 2002 actions will be completed during fiscal year 2013.

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the activity in our fiscal year 2002 restructuring accrual (in thousands):

		Facilities
	Severance	Abandonment	Total

Balance March 31, 2001	$—	$—	$—
Fiscal year 2002 provision	6,449	4,474	10,923
Amounts utilized	(6,297)	(485)	(6,782)

Balance March 30, 2002	152	3,989	4,141
Fiscal year 2003 provision	35	1,550	1,585
Amounts utilized	(187)	(1,438)	(1,625)

Balance, March 29, 2003	—	4,101	4,101
Fiscal year 2004 provision	—	121	121
Amounts utilized	—	(557)	(557)

Balance, March 27, 2004	$—	$3,665	$3,665

      The following table sets forth the activity in our fiscal year 1999 restructuring accrual during fiscal year 2004 (in thousands). The remaining balance for the fiscal year 1999 restructuring relates to a contractual obligation with a tenant to whom we have subleased space that will expire in fiscal year 2007.

		Facilities
	Severance	Abandonment	Total

Balances March 31, 2001 and March 30, 2002	$—	$492	$492
Fiscal year 2003 provision	—	—	—
Adjustments	—	—	—

Balance March 29, 2003	—	492	492
Fiscal year 2004 provision	—	(95)	(95)
Amounts utilized	—	—	—

Balance, March 27, 2004	$—	$397	$397

      As of March 27, 2004, we have a remaining restructuring accrual for all of our past restructurings of $9.8 million, primarily related to net lease expenses that will be paid over the respective lease terms through fiscal year 2013, along with other anticipated lease termination costs. We have classified the short-term portion of our restructuring activities on the balance under the title “Other accrued liabilities.”

13.	Employee Benefit Plans

      We have a 401(k) Profit Sharing Plan (the “Plan”) covering substantially all of our qualifying domestic employees. Under the Plan, employees may elect to contribute up to 75 percent of their annual compensation, subject to annual IRS limitations. Under the Plan, we match 50 percent of the first 6 percent of the employees’ annual contribution to the plan. During fiscal years 2004, 2003 and 2002, we made matching employee contributions for a total of approximately $1.2 million, $1.5 million and $1.6 million, respectively.

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Stockholders’ Equity

Employee Stock Purchase Plan

      In March 1989, we adopted the 1989 Employee Stock Purchase Plan (the “ESPP”). As of March 27, 2004, 1.7 million shares of common stock were reserved for future issuance under this plan. During fiscal years 2004, 2003 and 2002, we issued 362,000, 400,000 and 235,000, shares, respectively, under the ESPP.

Preferred Stock

      We have not issued any of the authorized 1.5 million shares of Series A Participating Preferred Stock.

Stock Option Plans

      We have various stock option plans (the “Option Plans”) under which officers, employees, non-employee directors and consultants may be granted qualified and non-qualified options to purchase shares of our authorized but not issued common stock. Options are generally priced at the fair market value of the stock on the date of grant. Options granted to employees are exercisable upon vesting, generally over four years and certain options granted to non-employee directors are exercisable upon grant. Options expire no later than ten years from the date of grant.

      Information regarding stock option activity is as follows (in thousands, except per share amounts):

		Outstanding Options
	Options
	Available		Weighted Average
	for Grant	Number	Exercise Price

Balance, March 31, 2001	1,669	11,028	$18.68
Shares authorized for issuance	5,115	—	—
Options granted	(7,210)	7,210	14.45
Options exercised	—	(1,215)	10.07
Options cancelled	2,580	(2,580)	21.37
Options expired	—	(138)	—

Balance, March 30, 2002	2,154	14,305	16.20
Shares authorized for issuance	6,000	—	—
Options granted	(1,981)	1,981	5.06
Options exercised	—	(266)	2.06
Options cancelled	6,996	(6,996)	17.13
Options expired	—	(184)	—

Balance, March 29, 2003	13,169	8,840	13.21
Shares authorized for issuance	3,380	—	—
Option plans terminated	(671)	—	—
Options granted	(4,923)	4,923	5.16
Options exercised	—	(247)	4.29
Repurchase and cancellation of unvested shares	11	—	—
Options cancelled	2,164	(2,164)	13.13
Options expired	—	(315)	—

Balance, March 27, 2004	13,130	11,037	9.83

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of March 27, 2004, approximately 24.2 million shares of common stock were reserved for issuance under the Option Plans.

      The following table summarizes information concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted		Weighted
		Remaining	Average	Number	Average
Range of Exercise Prices	Number	Contractual Life	Exercise Price	Exercisable	Exercise Price

	(In thousands)			(In thousands)
$ 0.19 - $ 2.60	903	8.02	$2.20	334	$2.04
$ 2.73 - $ 3.40	1,997	9.18	3.40	356	3.39
$ 3.86 - $ 5.52	760	8.15	4.24	297	4.41
$ 5.53 - $ 6.97	1,924	9.17	6.86	175	5.93
$ 7.06 - $ 9.00	1,128	7.12	7.90	672	8.00
$ 9.19 - $14.33	1,707	5.48	11.59	1,264	10.70
$14.35 - $16.64	1,147	7.23	15.61	695	15.63
$16.69 - $32.56	1,433	6.58	24.48	984	23.77
$40.06 - $44.13	23	6.52	42.97	17	43.82
$44.50 - $44.50	15	1.35	44.50	15	44.50

	11,037	7.67	9.83	4,809	12.23

      As of March 29, 2003 and March 30, 2002, the number of options exercisable was 4.3 million for each year.

Stock-Based Compensation

      If we had recorded compensation cost for our stock option plans based upon the Black-Scholes fair value at the grant date for awards under the Option Plans consistent with the optional methodology prescribed under Statement of Financial Accounting Standard No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” the net income (loss) and earnings per share would have been as shown below (in thousands, except per share data):

	March 27,	March 29,	March 30,
	2004	2003	2002

Net income (loss), as reported	$46,503	$(199,213)	$(206,079)
Pro forma net income (loss)	33,344	(211,682)	(245,210)
Basic net income (loss) per share, as reported	$0.55	$(2.39)	$(2.66)
Pro forma basic net income (loss) per share	0.40	(2.54)	(3.16)
Diluted net income (loss) per share, as reported	0.54	(2.39)	(2.66)
Pro forma diluted net income (loss) per share	0.39	(2.54)	(3.16)

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period (for options) and the six-month purchase period (for stock purchases under the ESPP).

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The effects on pro forma

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disclosure of applying SFAS 123 for prior years are not likely to be representative of the effects on pro forma disclosures for future years.

      We estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model using a dividend yield of 0 percent and the following additional weighted-average assumptions:

	March 27,	March 29,	March 30,
	2004	2003	2002

Employee Option Plans:
Expected stock price volatility	97.47%	92.12%	83.41%
Risk-free interest rate	2.2%	2.8%	5.0%
Expected lives (in years)	5.3	5.3	4.3
Employee Stock Purchase Plan:
Expected stock price volatility	97.47%	92.12%	83.41%
Risk-free interest rate	1.0%	1.1%	4.5%
Expected lives (in years)	0.5	0.5	0.5

      During fiscal years 2004, 2003 and 2002, all options were granted at an exercise price equal to the closing market price on the grant date. Using the Black-Scholes option valuation model, the weighted average estimated fair values of employee stock options granted in fiscal years 2004, 2003 and 2002 were $3.67, $4.07 and $7.59, respectively. The weighted average estimated fair values for purchase rights granted under the ESPP for fiscal years 2004, 2003 and 2002 were $1.35, $3.40 and $6.71, respectively.

Stock Option Exchange

      On December 20, 2002, we completed a stock option exchange program offered to all eligible option holders. Under the exchange offer, eligible employees had the opportunity to tender for cancellation certain stock options in exchange for new options to be granted at least six months and one day after the cancellation of the tendered options. Members of the Board of Directors and executive officers were not eligible to participate in the exchange program. Each eligible participant received a new option to purchase 0.75 share of common stock for each option to purchase one share of common stock canceled. We accepted approximately 3.4 million options for exchange in December 2002 and granted approximately 2.3 million new options on June 23, 2003. The exercise price per share of the new options was $3.40, equal to the fair market value of our common stock on the date of the grant as compared to the average exercise price per share of the old options at $18.11. We did not record any compensation expense as a result of the exchange program.

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

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Repurchase

      On April 11, 2001, we repurchased approximately 6.4 million shares of our common stock from a former member of the Board of Directors for approximately $68.7 million. The shares were subsequently retired with $57.9 million charged to common stock and additional paid-in capital and $10.8 million charged to retained earnings.

15.	Accumulated Other Comprehensive Income (Loss)

      Our accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments and unrealized gains and losses on investments classified as available-for-sale. The foreign currency translation adjustments are not currently adjusted for income taxes because they relate to indefinite investments in non-U.S. subsidiaries who have since changed from a foreign functional currency to a U.S. dollar functional currency. Additionally, there were no income taxes provided for the unrealized gains and losses due to the recording of a full valuation allowance against net deferred tax assets.

      The following table summarizes the changes in the components of accumulated other comprehensive income (loss) (in thousands):

		Unrealized
	Foreign	Gains (Losses)
	Currency	on Securities	Total

Balance, March 31, 2001	$(1,255)	$5,833	$4,578
Current-period activity	(135)	(4,324)	(4,459)

Balance, March 30, 2002	(1,390)	1,509	119
Current-period activity	571	(1,227)	(656)

Balance, March 29, 2003	(819)	282	(537)
Current-period activity	49	317	366

Balance, March 27, 2004	$(770)	$599	$(171)

16.	Income Taxes

      Income (loss) before income taxes and loss from discontinued operations consisted of (in thousands):

	March 27,	March 29,	March 30,
	2004	2003	2002

United States	$39,914	$(202,480)	$(214,345)
Foreign	(470)	901	(106)

	$39,444	$(201,579)	$(214,451)

      The benefit for income taxes consists of (in thousands):

	March 27,	March 29,	March 30,
	2004	2003	2002

Current
Federal	$—	$(545)	$(10,440)
State	(7,211)	(3,990)	—
Foreign	152	717	70

	$(7,059)	$(3,818)	$(10,370)

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal rate to pretax income as follows (in percentages):

	March 27,	March 29,	March 30,
	2004	2003	2002

Expected income tax provision (benefit) at the US federal statutory rate	35.0	(35.0)	(35.0)
Nondeductible SFAS 142 goodwill impairment charges	—	21.6	—
Nondeductible in-process research and development expenses	—	—	5.1
Net operating loss and future deductions not currently benefited	—	13.5	29.8
Benefit of net operating losses and deferred tax assets not previously recognized	(35.5)	—	—
Tax settlements and refunds	(18.3)	(2.2)	(4.9)
Unbenefited foreign losses	1.1	0.1	0.2
Other	(0.2)	0.1	—

Benefit for income taxes	(17.9)	(1.9)	(4.8)

      Significant components of our deferred tax assets and liabilities are (in thousands):

	March 27,	March 29,
	2004	2003

Deferred tax assets:
Inventory valuation	$14,621	$18,573
Accrued expenses and allowances	26,804	42,220
Net operating loss carryforwards	46,127	54,953
Research and development tax credit carryforwards	30,841	29,720
State investment tax credit carryforwards	1,467	5,752
Capitalized research and development	41,618	31,859
Other	5,758	2,232

Total deferred tax assets	$167,236	$185,309
Valuation allowance for deferred tax assets	(164,595)	(174,444)

Net deferred tax assets	2,641	10,865

Deferred tax liabilities:
Unrealized gains	$—	$104
Depreciation and amortization	2,431	10,223
Other	210	538

Total deferred tax liabilities	2,641	10,865

Total net deferred tax assets	$—	$—

      SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance equal to our net deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis.

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The valuation allowance decreased by $9.8 million in fiscal year 2004 and by $7.7 million in fiscal year 2003. During fiscal year 2004, we recorded a nonrecurring tax benefit of $7.2 million that consisted of a reversal of prior-year state tax liabilities. This reversal was due to the expiration of the statute of limitations for the years in which certain potential state tax liabilities existed. At March 27, 2004, we had federal net operating loss carryforwards of $124.7 million. Of this amount, $52.3 million relates to companies we acquired during fiscal year 2002 and are, therefore, subject to certain limitations under Section 382 of the Internal Revenue Code. In addition, approximately $12.5 million of the federal net operating loss is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital rather than current earnings if subsequently realized. The net operating loss carryforwards expire in fiscal years 2011 through 2024. There are federal research and development tax credit carryforwards of $19.3 million that expire in fiscal years 2006 through 2024. We also had state tax credit carryforwards of approximately $13.0 million, $1.5 million of which expire in fiscal years 2005 through 2010. The remaining $11.5 million of state tax credit carryforwards are not subject to expiration.

      Our taxes payable balance is comprised primarily of tax contingencies that are recorded to address exposures involving tax positions we have taken that could be challenged by taxing authorities. These exposures result from the varying application of statutes, rules, regulations and interpretations. Our tax contingencies are established based on past experiences and judgments about potential actions by taxing jurisdictions. Our tax contingencies relate, in large part, to transfer pricing positions we have taken in a variety of countries in which we operate. We have also accrued tax contingencies for certain domestic tax matters. The ultimate resolution of these matters may be materially greater or less than the amount that we have accrued.

      The Internal Revenue Service completed its examination of our U.S. Federal Income tax returns for fiscal years 1998, 1999, 2000 and 2001. In accordance with IRS procedures, our examination report was required to be sent to the Joint Committee on Taxation for review. The Joint Committee Coordinator advised us in a letter dated March 24, 2004 that our examination report had been reviewed and that the Committee had taken no exception to it. During the first quarter of fiscal year 2005, we received our refund of $1.7 million, plus interest, which had been delayed pending the completion of the examination.

17.	Segment Information

      We are a leader in digital audio, video and high-performance analog and mixed-signal ICs for consumer entertainment, automotive entertainment and industrial applications. We develop and market integrated ICs and system and embedded software used by original equipment manufacturers. We also provide complete system reference designs based on our technology that enable our customers to bring products to market in a timely and cost-effective manner. We determine our operating segments in accordance with SFAS 131. Our chief executive office (“CEO”) has been identified as the chief operating decision maker as defined by SFAS 131.

      Our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources rather than information at a product group level. Additionally, our product groups have similar characteristics and customers. They share operations support functions such as sales, public relations, production and logistics in addition to the general and administrative functions of human resources, legal, finance and information technology. Accordingly, effective with the fourth quarter of fiscal year 2002, we operate in one operating segment — Consumer Entertainment Electronics.

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information on reportable segments for fiscal year 2002 was as follows (in thousands):

March 30,
Business Segment Net Revenues:	2002

Consumer Entertainment Electronics	$281,561
Magnetic Storage	129,415

Total	$410,976

March 30,
Business Segment Operating Profit (Loss):	2002

Consumer Entertainment Electronics	$(133,410)
Magnetic Storage	(88,257)

Total	(221,667)
Restructuring costs and other, net	(10,923)
Interest income, net	8,091
Other income (expense), net	10,048

Income (loss) before income taxes and loss from discontinued operations	$(214,451)

      Our revenue by product line is as follows (in thousands:)

	Fiscal Years Ended

	March 27,	March 29,	March 30,
	2004	2003	2002

Audio products	$167,693	$212,039	$206,928
Video products	26,823	20,780	13,611
Other and EOL products	1,822	29,180	61,022
Magnetic storage	—	—	129,415

Total	$196,338	$261,999	$410,976

Geographic Area

      The following illustrates revenues by geographic locations based on the sales office location (in thousands):

	Fiscal Years Ended

	March 27,	March 29,	March 30,
	2004	2003	2002

United States	$54,975	$60,939	$61,341
Pacific Rim	104,059	162,641	208,973
Japan	11,780	14,494	111,529
Other foreign countries	25,524	23,925	29,133

Total consolidated revenues	$196,338	$261,999	$410,976

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following illustrates property and equipment, net by geographic locations, based on physical location (in thousands):

	March 27,	March 29,
	2004	2003

United States	$21,635	$33,927
Pacific Rim	491	592
Japan	489	729
Other foreign countries	48	73

Total consolidated property and equipment, net	$22,663	$35,321

Significant Customers

      The following table summarizes sales to customers that represent more than 10 percent of our consolidated net sales:

	March 27,	March 29,	March 30,
	2004	2003	2002

Memec Holdings Group	20%	15%	—
Fujitsu	—	—	21%
Thomson S.A.	—	12%	15%

      No other customers or distributors accounted for 10 percent or more of net sales in fiscal years 2004, 2003, or 2002. The loss of a significant customer or distributor or a significant reduction in a customers or distributors orders could have an adverse effect on our sales. As a result of our exit from the mass storage business in the second quarter of fiscal year 2002, we are not currently selling magnetic storage products to Fujitsu. Our sales to Thomson S.A. primarily consisted of DVD drive manager devices that were included in certain game console products. These sales were made under a volume purchase agreement, the delivery terms of which have been fulfilled.

      The following table summarizes receivables from customers that represent more than 10 percent of consolidated gross short-term accounts receivable:

	March 27,	March 29,
	2004	2003

Memec Group Holdings Limited	33%	23%
Thomson S.A.	—	23%

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Quarterly Results (Unaudited)

      The following quarterly results have been derived from our unaudited consolidated financial statements. In the opinion of management, this unaudited information has been prepared on the same basis as the annual consolidated financial statements and includes all adjustments, including normal recurring adjustments, necessary for a fair presentation of this quarterly information. This information should be read along with the financial statements and related notes. The operating results for any quarter are not necessarily indicative of results to be expected for any future period. The unaudited quarterly statement of operations data for each quarter of fiscal years 2004 and 2003 were as follows (in thousands, except per share data):

	Fiscal Year 2004

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Net sales	$50,214	$55,270	$50,130	$40,724
Gross margin	26,293	28,718	25,998	19,735
Net income (loss)	10,317	39,449	21,054	(24,317)
Basic income (loss) per share	$0.12	$0.47	$0.25	$(0.29)
Diluted income (loss) per share	0.12	0.46	0.25	(0.29)

	Fiscal Year 2003

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Net sales	$52,145	$60,516	$73,314	$76,024
Gross margin	26,367	31,155	36,087	38,633
Net loss	(152,802)	(12,213)	(18,359)	(15,839)
Basic loss per share	$(1.82)	$(0.15)	$(0.22)	$(0.19)
Diluted loss per share	(1.82)	(0.15)	(0.22)	(0.19)

19.	Related Party Transactions

      The Company has two outstanding loans to Mr. French. Both loans are “grandfathered” under Section 402 of the Sarbanes Oxley Act of 2002, which prohibits loans to directors and executive officers that are made, renewed or materially modified after July 30, 2002. Neither of the loans described below have been modified or renewed since the company made them to Mr. French. This loan is included in the balance sheet under “Other current assets.”

      In October 1998, the Company extended a loan to Mr. French for the purchase of his principal residence in Texas. The original principal amount of the loan was $721,899 and carries an interest rate of 5.64% per annum. The principal and accrued interest is due and payable on the earlier of (i) September 1, 2013, (ii) 180 days following the date of the termination of his employment for any reason, or (iii) upon sale of the residence. In the event of his death or disability, the principal and accrued interest will be forgiven, subject to applicable law. The aggregate amount of principal plus accrued interest outstanding under this loan at the end of fiscal years 2004 and 2003 was $975,889 and $923,926, respectively. This loan is currently included in the balance sheet under “Other assets.”

      In July 1999, the Company also advanced a personal loan in the original principal amount of $750,000 to Mr. French. The note bears interest at 5.82% per annum interest rate and is secured by 90,000 shares of the Company’s common stock held in escrow. The note and accrued interest are due and payable upon the earlier of (i) July 21, 2004 or (ii) 180 days following the termination of Mr. French’s employment. The aggregate amount of principal plus accrued interest outstanding under this loan at the end of fiscal years 2004 and 2003 was $978,079 and $924,427, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9a.	Controls and Procedures

•	We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Securities Exchange Act of 1934 (the “Exchange Act”) filings is properly and timely recorded and reported. We have formed a Disclosure Review Committee comprised of key individuals from several disciplines in the Company who are involved in the disclosure and reporting process. This committee, which is led by the Chief Financial Officer (“CFO”), meets periodically to ensure the timeliness, accuracy and completeness of the information required to be disclosed in our filings.

•	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the CEO and the CFO concluded that our disclosure controls and procedures as of March 27, 2004 were effective in timely alerting them to material information required to be included in this report.

•	There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

•	In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together. Because of inherent limitations in a cost-effective control system, misstatements due to error and/or fraud may occur and not be detected. Our disclosure control procedures are designed to provide reasonable assurance that such controls and procedures will meet their objectives and the CEO and CFO have concluded that the controls and procedures do in fact provide reasonable assurance of achieving the desired control objectives.

PART III

Item 10. Directors and Executive Officers of the Registrant

      The information set forth in the Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on July 29, 2004 under the headings “Board Structure and Compensation,” “Proposal 1: Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Item 11. Executive Compensation

      The information set forth in the Proxy Statement under the heading “Executive Compensation and Other Information,” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information set forth in the Proxy Statement under the heading “Stock Ownership,” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      The information set forth in the Proxy Statement under the heading “Certain Relationships and Related Transactions,” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      The information set forth in the Proxy Statement under the heading “Audit and Non-Audit Fees and Services,” is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this Report:

1. Consolidated Financial Statements

•	Report of Ernst & Young LLP, Independent Auditors.

•	Consolidated Balance Sheet as of March 27, 2004 and March 29, 2003.

•	Consolidated Statement of Operations for the fiscal years ended March 27, 2004, March 29, 2003 and March 30, 2002.

•	Consolidated Statement of Cash Flows for the fiscal years ended March 27, 2004, March 29, 2003 and March 30, 2002.

•	Consolidated Statement of Stockholders’ Equity for the fiscal years ended March 27, 2004, March 29, 2003 and March 30, 2002.

•	Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

      All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

3. Exhibits

      The following exhibits are filed as part of or incorporated by reference into this Report:

3.1		Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998.(1)
3.2		Agreement and Plan of Merger, filed with the Delaware Secretary of State on February 17, 1999.(1)
3.3		Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock, filed with the Delaware Secretary of State on March 30, 1999.(1)
3.4		Amended and Restated Bylaws of Registrant.(2)
10	.1†	Amended 1987 Stock Option Plan.(3)
10	.2†	1989 Employee Stock Purchase Plan, as amended.(4)
10	.3†	1990 Directors’ Stock Option Plan, as amended.(4)
10	.4†	1996 Stock Plan, as amended.(4)
10	.9†	2002 Stock Option Plan, as amended.(2)
10.10		Form of Indemnification Agreement.(1)
10	.11†	Employment Agreement by and between Registrant and David D. French dated February 7, 2002.(5)
10	.12†	Executive Incentive Plan.(5)
10.13		Lease between TPLP Office and Registrant, dated April 1, 2000 for 54,385 square feet located at 4210 S. Industrial Drive Austin, Texas.(1)

10.14		Lease between ProLogis Trust and Registrant, dated March 31, 1995 for 176,000 square feet located at 4129 Commercial Center Drive and 4209 S. Industrial Austin, Texas, as amended through December 20, 1996.(1)
10.15		Lease between American Industrial Properties and Registrant, dated September 15, 1999 for 18,056 square feet located at 4120 Commercial Drive Austin, Texas.(1)
10.16		Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant, dated November 10, 2000 for 197,000 square feet located at 2901 Via Fortuna, Austin, Texas.(1)
10.17		Amendment No. 1 to Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant dated November 10, 2001.(5)
10.18		Amendment No. 2 to Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant dated November 10, 2000.(2)
10	.19†*	Employment Agreement by and between Registrant and John T. Kurtzweil dated March 15, 2004.
11		Statement re computation of per share earnings.
12		Statements re computation of ratios.
14	*	Code of Conduct.
21	.1*	Subsidiaries of the Registrant.
23	.1*	Consent of Ernst & Young LLP, Independent Auditors.
24	.1*	Power of Attorney (see signature page).
31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Indicates a management contract or compensatory plan or arrangement.

*	Filed with this Form 10-K.

(1)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 22, 2001.

(2)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 29, 2003, filed with the Commission on June 13, 2003.

(3)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 30, 1996, filed with the Commission on June 28, 1996.

(4)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed with the Commission on August 8, 2001 (Registration No. 333-67322).

(5)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 30, 2002, filed with the Commission on June 19, 2002.

(b) Reports on Form 8-K:

      On January 21, 2004, we filed a Form 8-K regarding our third quarter earnings release.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

CIRRUS LOGIC, INC.

By:	/s/ JOHN T. KURTZWEIL

John T. Kurtzweil
Senior Vice President,
Chief Financial Officer and
Chief Accounting Officer

      KNOW BY THESE PRESENT, that each person whose signature appears below constitutes and appoints each of John T. Kurtzweil and Thurman K. Case, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of the attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities and on the dates indicated have signed this report below:

Signature	Title	Date

/s/ MICHAEL L. HACKWORTH Michael L. Hackworth	Chairman of the Board and Director	June 3, 2004

/s/ DAVID D. FRENCH David D. French	President, Chief Executive Officer and Director	June 3, 2004

/s/ JOHN T. KURTZWEIL John T. Kurtzweil	Senior Vice President, Chief Financial Officer and Chief Accounting Officer	June 3, 2004

/s/ D. JAMES GUZY D. James Guzy	Director	June 3, 2004

/s/ SUHAS S. PATIL Suhas S. Patil	Chairman Emeritus and Director	June 3, 2004

/s/ WALDEN C. RHINES Walden C. Rhines	Director	June 3, 2004

/s/ WILLIAM D. SHERMAN William D. Sherman	Director	June 3, 2004

/s/ ROBERT H. SMITH Robert H. Smith	Director	June 3, 2004

EXHIBIT INDEX

      (a) The following exhibits are filed as part of this Report:

Number	Description

10.19	Employment Agreement by and between Registrant and John T. Kurtzweil dated March 15, 2004.
14	Code of Conduct.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney (see signature page).
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.