Form 10-Q
period 2004-06-26
CIRRUS LOGIC INC
filed 2004-07-29
CIK 772406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____ to ____

Commission File Number 0-17795

CIRRUS LOGIC, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	77-0024818 (I.R.S. Employer Identification No.)

2901 Via Fortuna Austin, Texas 78746
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:
(512) 851-4000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☒ NO ☐

     The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 23, 2004 was 84,661,111.

CIRRUS LOGIC, INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED JUNE 26, 2004

CIRRUS LOGIC, INC.

CONSOLIDATED CONDENSED BALANCE SHEET
(in thousands)

	June 26,	March 27,
	2004	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$168,976	$157,893
Restricted cash	8,159	8,159
Marketable securities	18,438	27,093
Accounts receivable, net	27,927	19,804
Inventories	40,988	29,632
Other current assets	8,597	10,547

Total current assets	273,085	253,128
Long-term marketable securities	2,112	6,996
Property and equipment, net	22,982	22,663
Intangibles, net	24,929	28,638
Other assets	2,912	3,247

	$326,020	$314,672

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$66,725	$52,729
Income taxes payable	30,124	30,107

Total current liabilities	96,849	82,836
Long-term obligations	17,525	17,737
Stockholders’ equity:
Capital stock	873,319	871,679
Accumulated deficit	(660,804)	(657,409)
Accumulated other comprehensive loss	(869)	(171)

Total stockholders’ equity	211,646	214,099

	$326,020	$314,672

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(in thousands, except per share amounts; unaudited)

	Three Months Ended
	June 26,	June 28,
	2004	2003
Net sales	$59,117	$40,724
Costs and expenses:
Cost of sales	27,444	20,989
Research and development	18,707	20,646
Selling, general and administrative	12,494	12,517
Amortization of acquired intangibles	3,419	3,778
Restructuring and other costs	1,723	7,640

Total costs and expenses	63,787	65,570

Loss from operations	(4,670)	(24,846)
Realized gain on marketable equity securities	669	—
Interest income	696	623
Other expense	(66)	(73)

Loss before income taxes	(3,371)	(24,296)
Provision for income taxes	24	21

Net loss	$(3,395)	$(24,317)

Basic and diluted loss per share	$(0.04)	$(0.29)
Basic and diluted weighted average common shares outstanding	84,419	83,763

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(in thousands; unaudited)

	Three Months Ended
	June 26,	June 28,
	2004	2003
Cash flows from operating activities:
Net loss	$(3,395)	$(24,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,178	7,585
Gain on marketable equity securities	(669)	—
Other non-cash charges	(95)	2,815
Net change in operating assets and liabilities	(2,621)	6,775

Net cash used in operating activities	(602)	(7,142)

Cash flows from investing activities:
Additions to property and equipment	(2,171)	(351)
Investments in technology	(1,063)	(484)
Proceeds from sale of available-for-sale securities	13,419	—
Decrease in deposits and other assets	152	252

Net cash provided by (used in) investing activities	10,337	(583)

Cash flows from financing activities:
Issuance of common stock, net of issuance costs	1,348	428

Net cash provided by financing activities	1,348	428

Net increase (decrease) in cash and cash equivalents	11,083	(7,297)
Cash and cash equivalents at beginning of period	157,893	110,964

Cash and cash equivalents at end of period	$168,976	$103,667

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

     The consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. (“we,” “us,” “our,” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited consolidated condensed financial statements do not include complete footnotes and financial presentations. As a result, these financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended March 27, 2004, included in our 2004 Annual Report on Form 10-K. In our opinion, the financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows, for those periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year. We maintain a web site at www.cirrus.com, which makes available free of charge our recent annual report and other filings with the SEC.

     Certain reclassifications have been made to the fiscal year 2004 financial statements to conform to the fiscal year 2005 presentation. These reclassifications had no effect on the results of operations or stockholders’ equity.

2. Inventories

          Inventories are comprised of the following (in thousands):

	June 26,	March 27,
	2004	2004
Work in process	$26,394	$17,178
Finished goods	14,594	12,454

	$40,988	$29,632

3. Assets Held for Sale

     On June 26, 2003, we agreed to sell our test operation assets for $3.5 million, which consist primarily of analog and mixed-signal testers, handlers and wafer probes, to ChipPAC, Inc. (“ChipPAC”), a provider of semiconductor packaging design, assembly, test and distribution services. The transaction closed and we received the cash on June 30, 2003. We expect to complete the transfer of assets by the end of this calendar year. As a result of the planned transfer of these assets to ChipPAC, we recorded an impairment charge of $0.7 million in cost of sales during the first quarter of fiscal year 2004 and reclassified the related assets to assets held for sale, a component of other current assets. As of June 26, 2004, we have transferred to ChipPAC assets with a net book value totaling approximately $1.6 million. On June 26, 2004, we had $1.9 million in assets held for sale and $1.9 million in accrued liabilities related to proceeds associated with the assets held for sale. In addition to the transfer of assets, we have entered into a long-term outsourcing agreement pursuant to which ChipPAC will provide package development, wafer probe, assembly, final test and distribution services to us.

4. Intangibles, net

     The following information details the gross carrying amount and accumulated amortization of our intangible assets (in thousands):

	As of June 26, 2004		As of March 27, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Core Technology	$8,290	$(5,112)	$8,290	$(4,642)
License Agreements	1,940	(1,186)	1,940	(1,080)
Existing Technology	43,430	(30,254)	43,430	(27,431)
Trademarks	320	(253)	320	(233)
Technology Licenses	17,947	(10,193)	17,166	(9,122)

	$71,927	$(46,998)	$71,146	$(42,508)

     Amortization expense for all intangibles in the first quarter of fiscal years 2005 and 2004 was $4.5 million and $4.7 million, respectively.

     The following table details the estimated aggregate amortization expense for all of our intangibles as of June 26, 2004 for the remainder of fiscal year 2005 and for each of the five succeeding fiscal years (in thousands):

For the remainder of the year ended March 26, 2005	$12,785
For the year ended March 25, 2006	8,916
For the year ended March 31, 2007	1,984
For the year ended March 29, 2008	821
For the year ended March 28, 2009	203
For the year ended March 27, 2010	203

5. Income Taxes

     We incurred income tax expense of $24 thousand for the first quarter of fiscal year 2005, compared with $21 thousand for the comparable period of fiscal year 2004. The income tax expense for both periods consisted primarily of foreign withholding taxes and foreign income taxes.

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

6. Restructuring and Other Costs

     During the first quarter of fiscal year 2005, we recorded a charge of $1.6 million in operating expenses for the remainder of the facility consolidation activities that were completed during the quarter related to our Colorado offices for the headcount reductions that began in the fourth quarter of fiscal year 2004. Additionally, we recorded an impairment charge of $0.1 million for property and equipment associated with our Pune, India facility closure.

     During the first quarter of fiscal year 2004, we recorded a charge of $5.8 million in operating expenses for facility consolidations in California and Texas. We also recorded a restructuring charge of $0.3 million related to workforce reductions during the first quarter of fiscal year 2004. Additionally, we recorded an impairment charge of $1.5 million for property and equipment associated with our Austin, Texas facility consolidation.

     As of June 26, 2004, we had a remaining accrual from all of our past restructurings of $10.8 million, primarily related to net lease expenses that will be paid over their respective lease terms through fiscal year 2013, along with other anticipated lease termination costs. We have classified $7.6 million of this restructuring accrual as long term.

     The following table details the changes in all of our restructuring accruals during the three months ended June 26, 2004:

	March 27,			June 26,
Description	2004	Charges to P&L	Cash Payments	2004
Facilities abandonment — fiscal year 2005	$—	$1,640	$(74)	$1,566
Severance — fiscal year 2004	174		(144)	30
Facilities abandonment — fiscal year 2004	5,297		(267)	5,030
Facilities abandonment — fiscal year 2003	267		(43)	224
Facilities abandonment — fiscal year 2002	3,665		(160)	3,505
Facilities abandonment — fiscal year 1999	397			397

	$9,800	$1,640	$(688)	$10,752

7. Earnings Per Share

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

     Incremental weighted average common shares attributable to the assumed exercise of outstanding options of 2,037,000 and 297,000 shares as of June 26, 2004 and June 28, 2003, respectively, were excluded from the computation of diluted net income (loss) per share because the effect would be anti-dilutive due to our loss position during the first quarter of fiscal years 2005 and 2004. The weighted outstanding options excluded from our diluted calculation as of June 26, 2004 and June 28, 2003 were 5,042,000, and 7,846,000 respectively, as the exercise price exceeded the average market price during the respective periods.

8. Contingencies

Fujitsu

     On October 19, 2001, we filed a lawsuit against Fujitsu, Ltd. (“Fujitsu”) in the United States District Court for the Northern District of California. We are asserting claims for breach of contract and anticipatory breach of contract and we are seeking damages in excess of $46 million. The basis for our complaint is Fujitsu’s refusal to pay for hard disk drive-related chips delivered to and accepted by it in fiscal year 2002. On December 17, 2001, Fujitsu filed an answer and a counterclaim. Fujitsu alleges claims for breach of contract, breach of warranty, quantum meruit/equitable indemnity and declaratory relief. The basis for Fujitsu’s counterclaim is the allegation that certain chips that we sold to Fujitsu were defective and, allegedly caused Fujitsu’s hard disk drives to fail. The counterclaim does not specify the damages Fujitsu seeks, other than to allege it has sustained “tens of millions” of dollars in damages. To facilitate the resolution of all claims in one lawsuit, including our claims against potentially responsible third parties, we agreed with Fujitsu to realign our claims so that Fujitsu is the plaintiff and we are the defendant and counterclaimant. This realignment allowed Fujitsu and us to file in the same lawsuit third-party claims alleging breach of contract and warranty against Amkor Technology, Inc., (“Amkor”) the company that recommended and sold to us the packaging materials that caused the alleged defects in our chips. Amkor filed an answer to our third-party claim and a third-party complaint for implied contractual indemnity and breach of warranties against Sumitomo Bakelite Co., Ltd., (“Sumitomo”) the company that sold the allegedly defective molding compound used in these packaging materials.

     On December 5, 2003, for reasons related to the potential lack of jurisdiction for certain claims in federal district court, Fujitsu filed a complaint in California state court alleging claims substantially similar to those filed against us in district court and, in addition, alleging fraud and other related claims against Amkor and Sumitomo. On December 23, 2003, we filed a cross-complaint in California state court alleging the same claims against Fujitsu as we alleged in federal district court and further alleging fraud and other related claims against Amkor and Sumitomo based on their alleged knowledge that the molding compound used in the packaging materials sold to us was defective. On May 10, 2004, the state court issued an order finding the facts set forth in Cirrus Logic’s cross-complaint insufficient. On June 18, 2004, we filed an amended cross complaint asserting the same claims in more detail.

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

Wolfson Microelectronics

     On October 9, 2003, we filed a lawsuit against Wolfson Microelectronics, plc, a United Kingdom company and Wolfson Microelectronics Ltd., a Delaware corporation, (collectively “Wolfson”) in the U.S. District Court for the Southern District of California. We are alleging that several Wolfson products that incorporate digital-to-analog converters (“DACs”) infringe on our U.S. Patent Nos. 6,492,928 and 6,011,501. We are seeking damages and requesting a permanent injunction against Wolfson from making, using, offering to sell or selling in the U.S. or importing into the U.S. any infringing products. On December 2, 2003, in response to our complaint, Wolfson filed an answer and a counterclaim against us alleging, among other things, unfair competition, tortious interference with prospective economic advantage and tortious interference with contractual relationships. Wolfson’s claims were based primarily on our alleged bad faith in filing suit against Wolfson with the alleged knowledge that one of the two asserted patents was invalid. On April 2, 2004, the district court dismissed Wolfson’s counterclaims for failure to state a claim, although the district court granted leave to amend their complaint. On April 30, 2004, Wolfson amended its counterclaims to include additional allegations concerning alleged communications by Cirrus Logic with Bose Corporation and Argus Electronics relating to Wolfson’s ability to continue to provide Wolfson audio DACs to these customers in the future. Based on the information available to us at this time, we believe that we will ultimately succeed in defending against these allegations.

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

St. Paul Fire and Marine Insurance Company

     On June 9, 2004, we filed a complaint for declaratory relief against St. Paul Fire and Marine Insurance Co. (“St. Paul”) in the United States District Court, Northern District of California. Specifically, the complaint seeks a judicial determination and declaration that the Technology Commercial General Liability Protection (“CGL”) under an insurance policy issued to us by St. Paul provides Cirrus with insurance coverage for Cirrus’s defense of claims brought by Fujitsu in the previously referenced matter. Despite filing this lawsuit, we continue to believe that we have valid claims in the Fujitsu litigation against Amkor and Sumitomo in the event we are found to be liable to Fujitsu and that our insurance coverage provided by St. Paul and excess carriers will cover defense costs and any liability to Fujitsu. However, as previously indicated, we cannot predict the ultimate outcome of the Fujitsu litigation and we are unable to estimate any potential liability we may incur.

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

     On March 30, 2004, Advanced Video Technologies, LLC (“AVT”) filed a complaint for patent infringement against Cirrus Logic in the United States District Court for the District of Delaware. In the complaint, AVT alleges that Cirrus Logic infringes U.S. Patent No. 5,781,788 by making, using and selling and/or offering to sell the CS92288. Among other additional claims, AVT was seeking unspecified compensatory damages, pre-judgment and post-judgment damages, enhanced damages and a permanent injunction. On June 23, 2004, prior to our filing an answer in response to the complaint, AVT voluntarily dismissed the action without prejudice.

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

9. Comprehensive Income

     The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended
	June 26,	June 28,
	2004	2003
Net loss	$(3,395)	$(24,317)
Change in unrealized gain (loss) on marketable securities	(29)	211
Reclassification adjustment for realized gains included in net loss	(669)	—
Change in unrealized loss on foreign currency translation adjustments	—	(122)

	$(4,093)	$(24,228)

10. Stock-Based Compensation

     The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (in thousands, except per share data):

	Three Months Ended
	June 26,	June 28,
	2004	2003
Net loss as reported	$(3,395)	$(24,317)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	292	423
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax related effects	(3,871)	(2,945)

Proforma net loss	$(6,974)	$(26,839)

Basic and diluted net loss per share as reported	$(0.04)	$(0.29)
Proforma basic and diluted net loss per share	(0.08)	(0.32)

11. Segment Information

     We operate in one operating segment – Consumer Entertainment Electronics. However, we continue to track our revenue by product line. In the first quarter of fiscal year 2005, we renamed our product line that was titled “Audio” to “Analog” to provide our readers with better clarity as to our numerous components in this broad product line, including audio converters, industrial analog, digital-signal processors and embedded processors. In accordance with SFAS 131, below is a summary of our product line information (in thousands):

	Three Months Ended
	June 26,	June 28,
	2004	2003	Growth
Analog products	$50,565	$37,350	$13,215
Video products	8,399	3,023	5,376
Other products	153	351	(198)

	$59,117	$40,724	$18,393

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read along with the unaudited consolidated condensed financial statements and notes thereto included in Item 1 of this Quarterly Report, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 27, 2004, contained in our 2004 Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding second quarter sales, gross margins, combined research and development and selling, general and administrative expenses, restructuring activities and charges, amortization of acquired intangibles, and the transfer of our test operation assets to ChipPAC, Inc. (“ChipPAC”). Words such as “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” “intend” and variations of these types of words and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

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

     Cirrus Logic, Inc. (“we,” “us,” “our,” or the “Company”) is a leader in digital audio, video and high-performance mixed-signal integrated circuits (“ICs”) for consumer entertainment, automotive entertainment and industrial applications. We develop and market ICs and system and embedded software used by original design manufacturers and original equipment manufacturers. We also provide complete system reference designs based on our technology that facilitate our customers’ ability to bring products to market in a timely and cost-effective manner.

Overview

     During the first quarter of fiscal year 2005, we saw improved top-line revenue growth of 45 percent from the comparable quarter of fiscal year 2004. Although we experienced a net loss of $3.4 million, this loss was 86 percent smaller than our net loss from the first quarter of fiscal year 2004. We began building up our inventory during the first quarter of fiscal year 2005 in anticipation of stronger sales for the 2004 holiday season and as we experienced longer outside service provider cycle times coupled with shorter lead times from certain customers. In addition, during the first quarter of fiscal year 2005, our gross margin was 53.6 percent.

	Three Months Ended
	June 26,	June 28,
	2004	2003	Growth
Analog products	$50,565	$37,350	$13,215
Video products	8,399	3,023	5,376
Other products	153	351	(198)

	$59,117	$40,724	$18,393

     Our analog product line, which represented approximately 86 percent and 92 percent of revenue in the first quarter of fiscal years 2005 and 2004, respectively, includes our analog and mixed-signal products for consumer, industrial, automotive, and other analog and mixed-signal products; digital home audio processors and digital portable processors; commercial audio processors; automotive audio solutions; and embedded processors. Some common items our audio products may be found in include amplifiers, audio/video receivers (“AVRs”), DVD players and recorders, DVD receivers, set-top boxes, game consoles, car audio systems, satellite radios and Fast Ethernet networks. The balance of our analog and mixed-signal IC components were primarily sold into industrial measurement applications, such as temperature gauges for industrial use, seismic devices for energy exploration and high-precision weigh scales for commercial and scientific use.

     Our video product line, which represented approximately 14 percent and 7 percent of revenue in the first quarter of fiscal years 2005 and 2004, respectively, includes our digital video encoding and decoding ICs. During fiscal year 2004, we began volume shipment of components to manufacturers of DVD recording applications. In January 2004, we announced that we had shipped more than one million DVD video encoding ICs since we began competing in this market. We believe that we have established a leading merchant market position for DVD encoding ICs. Consumer DVD recorders, including standalone DVD recorders, optical and hard-drive-enabled combination DVD recorders and home theater recorders, which record video digitally, are expected to become one of the fastest growing segments in digital entertainment during the next several years. According to market research analyst IDC, worldwide unit sales for all forms of DVD recorders are projected to be up from approximately 4 million units in 2003 to potentially over 50 million units by 2006.

     Our other products lines, which represented 1 percent of revenue in the first quarter of fiscal year 2004, include our product lines that we have de-emphasized or exited over the years.

     We maintain sales, design and technical support personnel in the U.S. and other locations near our customers. To better support our growing base of system solution customers, most of which maintain design and/or manufacturing sites in Asia, our headcount increased from 155 at the end of March 2004 to 167 during the first quarter of fiscal year 2005 in the Pacific Rim countries including Peoples Republic of China, Singapore, Taiwan and South Korea. We intend to continue to increase our employee headcount in these locations.

     We also contract with third parties, which are located close to our Asian-based customers, for all of our wafer fabrication, assembly and an increasing portion of our testing operations. Our manufacturing organization qualifies each product, participates in process and package development, defines and controls the manufacturing process at our suppliers, develops test programs and performs production testing of products in accordance with our ISO-certified quality management system. Our fabless manufacturing strategy allows us to concentrate on our design strengths, minimize fixed costs and capital expenditures, access advanced manufacturing facilities and provides flexibility on sourcing through multiple qualified vendors. The outsourcing transaction of our test facilities with ChipPAC closed and we received the cash on June 30, 2003. We expect to complete the transfer of assets by the end of the calendar year 2004, nine months later than our previously disclosed expectations because we have experienced transition delays of our test operations due to several factors including difficulty with customs, product logistics with our outside providers, and capacity to test our products, as well as other unanticipated delays.

Critical Accounting Policies

     Our discussion and analysis of the financial condition and results of operations are based upon the consolidated condensed financial statements included in this report, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts. We evaluate the estimates on an on-going basis. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different circumstances. We also have policies that we consider to be key accounting policies, such as our policies for revenue recognition, including the deferral of revenues and gross profit on sales to certain of our distributors;

however, these policies do not meet the definition of critical accounting estimates because they do not generally require us to make estimates or judgments that are difficult or subjective.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements:

•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We regularly evaluate our allowance for doubtful accounts based upon the age of the receivable, our ongoing customer relations, as well as any disputes with the customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which could have a material effect on our operating results and financial position. Additionally, we may maintain an allowance for doubtful accounts for estimated losses on receivables from customers with whom we are involved in litigation.

•	Inventories are recorded at the lower of cost or market, with cost being determined on a first-in, first-out basis. We write down inventories to net realizable value based on forecasted demand and the age of inventory. Actual demand and market conditions may be different from those projected by management, which could have a material effect on our operating results and financial position.

•	We evaluate the recoverability of property and equipment and intangible assets in accordance with Statement of Financial Accounting Standard No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” This standard requires recognition of impairment of long-lived assets in the event the carrying value of these assets exceeds the fair value of the applicable assets. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, which could have a material effect on our operating results and financial position.

•	Restructuring charges for workforce reductions and facilities consolidation reflected in the accompanying financial statements were accrued based upon specific plans established by management, in accordance with Emerging Issues Task Force No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” or SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” depending upon the time of the restructuring activity. We use an estimated borrowing rate as the discount rate for all of our restructuring accruals made under SFAS 146. Our facilities consolidation accruals were based upon our estimates as to the length of time a facility would be vacant, as well as the amount of sublease income we would receive once we sublet the facility, after considering current and projected market conditions. Changes in these estimates could result in an adjustment to our restructuring accruals in a future quarter, which could have a material effect on our operating results and financial position.

•	Our taxes payable balance is comprised primarily of tax contingencies that are recorded to address exposures involving tax positions we have taken that could be challenged by taxing authorities. These exposures result from the varying application of statutes, rules, regulations and interpretations. Our tax contingencies are established based on past experiences and judgments about potential actions by taxing jurisdictions. Our tax contingencies relate, in large part, to transfer pricing positions we have taken in a variety of countries in which we operate. We have also accrued tax contingencies for certain domestic tax matters. The ultimate resolution of these matters may be materially greater or less than the amount that we have accrued.

•	We are subject to the possibility of loss contingencies for various legal matters. We regularly evaluate current information available to us to determine whether any accruals should be made based on the status of the case, the results of the discovery process and other factors. If we ultimately determine that an accrual should be made for a legal matter, this accrual could have a material effect on our operating results and financial position and the ultimate outcome may be materially different from our estimate.

Results of Operations

     The following table summarizes the results of our operations for the first quarter of fiscal years 2005 and 2004 as a percentage of net sales. All percentage amounts were calculated using the underlying data in thousands:

	Percentage of Net Sales
	Three Months Ended
	June 26,	June 28,
	2004	2003
Net sales	100%	100%
Gross margin	54%	48%
Research and development	32%	51%
Selling, general and administrative	21%	31%
Amortization of acquired intangibles	6%	9%
Restructuring and other costs	3%	19%

Loss from operations	(8%)	(62%)
Realized gain on marketable equity securities	1%	0%
Interest income	1%	2%
Other expense	0%	0%

Loss before income taxes	(6%)	(60%)
Provision for income taxes	0%	0%

Net loss	(6%)	(60%)

Net Sales

     In the first quarter of fiscal year 2005, we renamed our product line that was titled “Audio” to “Analog” to provide our readers with better clarity as to our numerous components in this broad product line, including audio converters, industrial analog, digital-signal processors and embedded processors. During the first quarter of fiscal year 2005, our net sales were $59.1 million, up from $40.7 million for the first quarter of fiscal year 2004. The $18.4 million increase was primarily due to an increase in sales from both of our analog product line and our video product line. Net sales from our analog products were up $13.2 million in the first quarter of fiscal year 2005 from the first quarter of fiscal year 2004 primarily due to an increase in demand for our audio converters for the DVD Market. We also realized growth for our high-end sound devices used in personal computers, and strong demand growth for similar devices in the Home Theater Market. Net sales from our video products were up $5.4 million in the first quarter of fiscal year 2005 from the comparable period in fiscal year 2004 due to an increase in demand for some of our A/V codec DVD recorder components coupled with stronger demand for our earlier generation DVD processors. We expect our net sales in the second quarter of fiscal year 2005 to be between $61 million and $68 million.

     Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 70 percent and 69 percent of net sales during the first quarter of fiscal years 2005 and 2004, respectively.

     Our sales are denominated primarily in U.S. dollars. As a result, we have not entered into foreign currency forward exchange and option contracts.

     During the first quarter of fiscal year 2005, two of our distributors, Memec Group Holdings Limited and Honestar, accounted for 25 percent and 10 percent of net sales, respectively. During the first quarter of fiscal year 2004, two of our distributors, Memec Group Holdings Limited and Ryoyo Electro Corporation, represented 21 percent and 10 percent of net sales, respectively.

Gross Margin

     Gross margin was 53.6 percent in the first quarter of fiscal year 2005, up from 48.5 percent in the first quarter of fiscal year 2004. During the first quarter of fiscal year 2005, the sale of product that had been written down in prior periods contributed approximately $1.3 million, or 2.1 percent of gross margin percentage. Additionally, we reversed approximately $1.1 million from prior year accruals which represented approximately 1.5 percent of gross margin during the first quarter of fiscal year 2005. Another cause for the increase in the year over year margin is the result of the absence of a charge to cost of sales of $0.7 million, or a reduction of gross margin by 1.7 percent, that was taken in the first quarter of fiscal year 2004 related to the impairment of assets sold under an agreement with ChipPAC, Inc. (“ChipPAC”). We expect our margins to remain in the 52 percent to 54 percent range for the second fiscal quarter of fiscal year 2005.

Research and Development Expense

     Research and development expense for the first quarter of fiscal year 2005 of $18.7 million decreased $1.9 million from $20.6 million in the first quarter of fiscal year 2004. Although the R&D headcount increased on a year over year basis, overall costs decreased due to lower depreciation and amortization expense and lower outside product development expenses during the first quarter of fiscal year 2005. Further, research and development did not receive as much allocated corporate expenses in the first quarter of fiscal year 2005 due to overall reduction of corporate expenses.

Selling, General and Administrative Expense

     Selling, general and administrative expense in the first quarter of fiscal year 2005 remained flat at $12.5 million as compared to the first quarter of fiscal year 2004. Although domestic headcount decreased on a year over year basis due to our headcount cost cutting measures as we move closer to our customers in Asia, our overall selling, general and administrative expenses remained flat as the cost savings due to these strategic moves were partially offset by increased external sales commissions, higher marketing expenses and increased travel related costs.

     We expect our combined research and development and selling, general and administrative expenses to be between $30 million and $32 million for our second fiscal quarter.

Restructuring and Other Costs

     During the first quarter of fiscal year 2005, we recorded a charge of $1.6 million in operating expenses for the remainder of the facility consolidation activities that were completed during the quarter related to our Colorado offices for the headcount reductions that began in the fourth quarter of fiscal year 2004. We expect to sublease this facility in the future and have made assumptions to that affect. Should these sublease assumptions change, we may have to revise our assumptions and record additional restructuring charges for this facility. Additionally, we recorded an impairment charge of $0.1 million for property and equipment associated with our Pune, India facility closure.

     During the first quarter of fiscal year 2004, we recorded a charge of $5.8 million in operating expenses for facility consolidations in California and Texas. We also recorded a restructuring charge of $0.3 million related to workforce reductions during the first quarter. Additionally, we recorded an impairment charge of $1.5 million for property and equipment associated with our Austin, Texas facility consolidation. We have subleased our Austin facility that was restructured in the first quarter of fiscal year 2004 and did have those assumptions accounted for in the restructured amount. If our tenant does not renew their lease and we are unable to sublease the vacant space, we may have to modify our sublease assumptions and record an additional restructuring charge.

Amortization of Acquired Intangibles

     During the first quarter of fiscal years 2005 and 2004, we recorded $3.4 million and $3.8 million, respectively, in amortization of acquired intangibles related to acquisitions in fiscal years 2002 and 2000. The decrease of $0.4 million was attributable to the ending of amortization related to our AudioLogic, Inc. acquired intangibles during fiscal year 2004. We expect this amount to remain at $3.4 million per quarter for the remainder of fiscal year 2005.

Realized Gain on Marketable Equity Securities

     During the first quarter of fiscal year 2004, we realized a gain of $0.7 million related to the sale of our investment in a publicly traded company. Total proceeds from the sale were $1.2 million.

Interest Income

     Interest income was $0.7 million for the first quarter of fiscal year 2005 and $0.6 million for the first quarter of fiscal year 2004. The increase of $0.1 million was primarily due to interest income earned on a refund that we received from the IRS.

Income Taxes

     We incurred income tax expense of $24 thousand for the first quarter of fiscal year 2005, compared to $21 thousand incurred for the comparable period of fiscal year 2004. The income tax expense for both periods consisted primarily of foreign withholding and foreign income taxes.

     SFAS 109, “Accounting for Income Taxes,” provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance equal to our net deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis.

Liquidity and Capital Resources

     We used approximately $0.6 million of cash and cash equivalents in our operating activities during the first quarter of fiscal year 2005, primarily due to the increase in our inventory and accounts receivable of $11.4 million and $8.1 million, respectively, partially offset by the increase in our accounts payable balance of $13.1 million and the non-cash components of our net loss totaling $6.1 million. In the comparable period of fiscal year 2004, we used approximately $7.1 million of cash and cash equivalents in our operating activities primarily due to the cash components of our net loss partially offset by the change in our working capital, primarily resulting from an increase in accounts payable and accrued liabilities.

     During the first quarter of fiscal year 2005, we generated approximately $10.3 million in cash from investing activities, primarily related to the sale of certain available-for-sale securities of $13.4 million partially offset by the purchase of property and equipment and technology licenses totaling $3.2 million. We used $0.6 million of cash in investing activities during the first quarter of fiscal year 2004, primarily for the purchase of property and equipment and technology licenses.

     We generated $1.3 million in cash from financing activities during the first quarter of fiscal year 2005 due to the issuance of common stock in connection with option exercises and our employee stock purchase plan. For the comparable period of fiscal year 2004, we generated $0.4 million in cash from financing activities during the first quarter of fiscal year 2004 related to the issuance of common stock in connection with option exercises and our employee stock purchase plan.

     As of June 26, 2004, we have restricted cash of $8.2 million, which primarily secures certain obligations under our lease agreement for the headquarters and engineering facility in Austin, Texas.

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

     We cannot assure you that any future downturn or upturn will not have a material adverse effect on our business and results of operations. We cannot assure you that we will not experience substantial period-to-period fluctuations in revenue due to general semiconductor industry conditions or other factors.

Our business is highly dependent on the expansion of the consumer digital entertainment electronics market.

     The major focus of our business is the consumer digital entertainment electronics market. Our ICs are used in AVRs, compressed personal audio players, DVD players and recorders, digital automotive audio applications and set-top boxes. We expect the consumer digital market to expand over time. A decline in consumer confidence and consumer spending relating to economic conditions, terrorist attacks, armed conflicts, global health conditions and/or the political stability of other countries, however, could have a material adverse effect on our business.

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

     The occurrence of any of these problems could result in the delay or loss of market acceptance of our products and would likely harm our business. In addition, any defects or other problems with our products could result in financial or other damages to our customers who could seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend. While we believe that we are reasonably insured against these risks, there can be no assurance that we will be able to obtain insurance in amounts or of sufficient scope to provide us with adequate coverage against all potential liability. See Part II “Item 1 – Legal Proceedings” for further information regarding outstanding litigation.

Our success depends on our ability to introduce new products on a timely basis.

          Our success depends upon our ability to develop new products for new and existing markets, to introduce these products in a timely and cost-effective manner and to have these products gain market acceptance. The development of new products is highly complex and from time to time, we have experienced delays in developing and introducing these new products. Successful product development and introduction depend on a number of factors, including:

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

     Shifts in industry-wide capacity from shortages to oversupply, or from oversupply to shortages, may result in significant fluctuations in our quarterly and annual operating results. We may order wafers and build inventory in advance of receiving firm purchase orders. Because our industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand, order cancellations, or technological obsolescence, there is a risk that we will forecast inaccurately and produce excess inventories of particular products.

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

     On June 26, 2003, we agreed to sell our test operation assets, consisting of analog and mixed-signal testers, handlers and wafer probes, to ChipPAC, a provider of IC packaging design, assembly, test and distribution services. ChipPAC will transfer these test assets to its China facility over the remainder of calendar year 2004. This asset transfer may involve a number or risks, including but not limited to:

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

     The IC industry is intensely competitive and is frequently characterized by rapid technological change, price erosion and design and other technological obsolescence. Because of shortened product life cycles and even shorter design-in cycles in a number of the markets that we serve, particularly consumer entertainment, our competitors have increasingly frequent opportunities to achieve design wins in next-generation systems. In the event that competitors succeed in supplanting our products, our market share may not be sustainable and our net sales, gross margins and results of operations would be adversely affected.

     We compete in a number of fragmented markets. Our principal competitors in these markets include AKM Semiconductors, ALi Semiconductor, AMD, ATMEL, Analog Devices, Broadcom, Conexant, ESS Technologies, Freescale Semiconductor, Fujitsu DSP, Intel, Linear Technology, LSI Logic, Maxim, MediaTek, Micronas, Philips, Samsung Semiconductor, Sharp Semiconductor, SigmaTel, ST Microelectronics, Sunplus, Texas Instruments, Tripath, Wolfson and Zoran, many of whom have substantially greater financial, engineering, manufacturing, marketing, technical, distribution and other resources, broader product lines, greater intellectual property rights and longer relationships with customers than we have. We also expect intensified competition from emerging companies and from customers who develop their own IC products. In addition, some of our current and future competitors maintain their own fabrication facilities, which could benefit them in connection with cost, capacity and technical issues.

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

     Export sales, principally to Asia, include sales to U.S-based customers with manufacturing plants overseas and accounted for 70 percent and 69 percent of our net sales in the first quarter of fiscal years 2005 and 2004, respectively. We expect export sales to continue to represent a significant portion of product sales. This reliance on sales internationally subjects us to the risks of conducting business internationally, including political and economic stability and global health conditions, especially in Asia. For example, the financial instability in a given region, such as Asia, may have an adverse impact on the financial position of end users in the region, which could affect future orders and harm our results of operations. Our international sales operations involve a number of other risks, including:

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

     As our sales to the consumer entertainment market increase, we are more likely to be affected by seasonality in the sales of our products. In particular, a significant portion of consumer electronics products are sold worldwide during the back-to-school and fourth calendar quarter holiday seasons. As a result, we expect stronger sales of devices into the consumer entertainment market to occur in our second and third fiscal quarters in anticipation of these seasons.

If we fail to attract, hire and retain qualified personnel, we may not be able to develop, market, or sell our products or successfully manage our business.

     Competition for personnel in our industry is intense. The number of technology companies in the geographic areas in which we operate is greater than it has been historically and we expect competition for qualified personnel to intensify. There are only a limited number of people in the job market with the requisite skills. Our human resources organization focuses significant efforts on attracting and retaining individuals in key technology positions. For example, start-up companies generally offer larger equity grants to attract individuals from more established companies. The loss of the services of key personnel or our inability to hire new personnel with the requisite skills could restrict our ability to develop new products or enhance existing products in a timely manner, sell products to our customers, or manage our business effectively.

We rely on independent foundries to manufacture our products, which subject us to increased risks.

     We rely on independent foundries to manufacture all of our wafers. Our reliance on these foundries involves risks and uncertainties, including:

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

     In order to secure additional foundry capacity, we may enter into contracts that commit us to purchase specified quantities of wafers over extended periods. In the future, we may not be able to secure sufficient capacity with foundries in a timely fashion or at all and such arrangements, if any, may not be on terms favorable to us. Moreover, if we are able to secure foundry capacity, we may be obligated to utilize all of that capacity or incur penalties. These penalties may be expensive and could harm our financial results.

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

     In the first quarter of fiscal years 2005 and 2004, sales to our distributors accounted for 64 percent and 65 percent, respectively, of our net sales. The future of our business, as well as the future growth of our business, will depend in part on our ability to manage our relationships with current and future distributors and external sales representatives and to develop additional channels for the distribution and sale of our products. The inability to successfully manage these relationships could adversely affect our business.

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

     Our success depends on our ability to obtain patents and licenses and to preserve our other intellectual property rights covering our manufacturing processes, products and development and testing tools. We seek patent protection for those inventions and technologies for which we believe such protection is suitable and is likely to provide a competitive advantage to us. We also rely substantially on trade secrets, proprietary technology, non-disclosure and other contractual agreements, and technical measures to protect our technology and manufacturing knowledge. We work actively to foster continuing technological innovation to maintain and protect our competitive position. We cannot assure you that steps taken by us to protect our intellectual property will be adequate, that our competitors will not independently develop or patent substantially equivalent or superior technologies or be able to design around our patents, or that our intellectual property will not be misappropriated. In addition, the laws of some foreign countries may not protect our intellectual property as well as the laws of the United States.

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

     Generally, our products comprise only a part of a device. All components of such devices must comply with industry standards in order to operate efficiently together. We depend on companies that provide other components of the devices to support prevailing industry standards. Many of these companies are significantly larger and more influential in affecting industry standards than we are. Some industry standards may not be widely adopted or implemented uniformly and competing standards may emerge that may be preferred by our customers or end users. If larger companies do not support the same industry standards that we do, or if competing standards emerge, market acceptance of our products could be adversely affected and our business would be harmed.

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

Our stock price may be volatile.

     The market price of our common stock fluctuates significantly. This fluctuation is the result of numerous factors, including:

•	actual or anticipated fluctuations in our operating results,

•	announcements concerning our business or those of our competitors, customers or suppliers,

•	changes in financial estimates by securities analysts or our failure to perform as anticipated by the analysts,

•	announcements regarding technological innovations or new products by us or our competitors,

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures, or capital commitment,

•	announcements by us of significant divestitures or sale of certain assets or intellectual property,

•	litigation arising out of a wide variety of matters, including, among others, employment matters and intellectual property matters,

•	departure of key personnel,

•	general conditions in the IC industry, and

•	general market conditions and interest rates.

We have provisions in our charter, and are subject to certain provisions of Delaware law, which could prevent, delay or impede a change of control of our company.

     Certain provisions of our Certificate of Incorporation and By-Laws, and Delaware law could make it more difficult for a third party to acquire us, even if our stockholders support the acquisition. These provisions include:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks associated with interest rates on our debt securities and currency movements on non-U.S. dollar denominated assets and liabilities. We assess these risks on a regular basis and have established policies to protect against the adverse effects of these and other potential exposures. There have been no significant changes in our interest or foreign exchange risk since we filed our latest Form 10-K on June 9, 2004.

ITEM 4. CONTROLS AND PROCEDURES

•	We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Securities Exchange Act of 1934 (the “Exchange Act”) filings is properly and timely recorded and reported. We have formed a Disclosure Review Committee comprised of key individuals from several disciplines in the Company who are involved in the disclosure and reporting process. This committee, which is led by the Chief Financial Officer (“CFO”), meets periodically to ensure the timeliness, accuracy and completeness of the information required to be disclosed in our filings.

•	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the CEO and the CFO concluded that our disclosure controls and procedures as of June 26, 2004 were effective in timely alerting them to material information required to be included in this report.

•	There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

•	In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together. Because of inherent limitations in a cost-effective control system, misstatements due to error and/or fraud may occur and not be detected. Our disclosure control procedures are designed to provide reasonable assurance that such controls and procedures will meet their objectives and the CEO and CFO have concluded that the controls and procedures do in fact provide reasonable assurance of achieving the desired control objectives.

PART II

ITEM 1. LEGAL PROCEEDINGS

Fujitsu

     On October 19, 2001, we filed a lawsuit against Fujitsu, Ltd. (“Fujitsu”) in the United States District Court for the Northern District of California. We are asserting claims for breach of contract and anticipatory breach of contract and we are seeking damages in excess of $46 million. The basis for our complaint is Fujitsu’s refusal to pay for hard disk drive-related chips delivered to and accepted by it in fiscal year 2002. On December 17, 2001, Fujitsu filed an answer and a counterclaim. Fujitsu alleges claims for breach of contract, breach of warranty, quantum meruit/equitable indemnity and declaratory relief. The basis for Fujitsu’s counterclaim is the allegation that certain chips that we sold to Fujitsu were defective and, allegedly caused Fujitsu’s hard disk drives to fail. The counterclaim does not specify the damages Fujitsu seeks, other than to allege it has sustained “tens of millions” of dollars in damages. To facilitate the resolution of all claims in one lawsuit, including our claims against potentially responsible third parties, we agreed with Fujitsu to realign our claims so that Fujitsu is the plaintiff and we are the defendant and counterclaimant. This realignment allowed Fujitsu and us to file in the same lawsuit third-party claims alleging breach of contract and warranty against Amkor Technology, Inc., (“Amkor”) the company that recommended and sold to us the packaging materials that caused the alleged defects in our chips. Amkor filed an answer to our third-party claim and a third-party complaint for implied contractual indemnity and breach of warranties against Sumitomo Bakelite Co., Ltd., (“Sumitomo”) the company that sold the allegedly defective molding compound used in these packaging materials.

     On December 5, 2003, for reasons related to the potential lack of jurisdiction for certain claims in federal district court, Fujitsu filed a complaint in California state court alleging claims substantially similar to those filed against us in district court and, in addition, alleging fraud and other related claims against Amkor and Sumitomo. On December 23, 2003, we filed a cross-complaint in California state court alleging the same claims against Fujitsu as we alleged in federal district court and further alleging fraud and other related claims against Amkor and Sumitomo based on their alleged knowledge that the molding compound used in the packaging materials sold to us was defective. On May 10, 2004, the state court issued an order finding the facts set forth in Cirrus Logic’s cross-complaint insufficient. On June 18, 2004, we filed an amended cross complaint asserting the same claims in more detail.

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

St. Paul Fire and Marine Insurance Company

     On June 9, 2004, we filed a complaint for declaratory relief against St. Paul Fire and Marine Insurance Co. (“St. Paul”) in the United States District Court, Northern District of California. Specifically, the complaint seeks a judicial determination and declaration that the Technology Commercial General Liability Protection (“CGL”) under an insurance policy issued to us by St. Paul provides Cirrus with insurance coverage for Cirrus’s defense of claims brought by Fujitsu in the previously referenced matter. Despite filing this lawsuit, we continue to believe that we have valid claims in the Fujitsu litigation against Amkor and Sumitomo in the event we are found to be liable to Fujitsu and that our insurance coverage provided by St. Paul and excess carriers will cover defense costs and any liability to Fujitsu. However, as previously indicated, we cannot predict the ultimate outcome of the Fujitsu litigation and we are unable to estimate any potential liability we may incur.

Other Claims

     On March 30, 2004, Advanced Video Technologies, LLC (“AVT”) filed a complaint for patent infringement against Cirrus Logic in the United States District Court for the District of Delaware. In the complaint, AVT alleges that Cirrus Logic infringes U.S. Patent No. 5,781,788 by making, using and selling and/or offering to sell the CS92288. Among other additional claims, AVT was seeking unspecified compensatory damages, pre-judgment and post-judgment damages, enhanced damages and a permanent injunction. On June 23, 2004, prior to our filing an answer in response to the complaint, AVT voluntarily dismissed the action without prejudice.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

31.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(b)	Reports on Form 8-K:

On April 28, 2004, we filed a Form 8-K regarding our fourth quarter earnings release for fiscal year 2004.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRRUS LOGIC, INC.

By:	/s/ John T. Kurtzweil

John T. Kurtzweil
Chief Financial Officer
Date: July 29, 2004