Form 10-Q
period 2004-09-25
CIRRUS LOGIC INC
filed 2004-10-22
CIK 772406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2004

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

     The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of October 15, 2004 was 84,734,052.

CIRRUS LOGIC, INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED SEPTEMBER 25, 2004

PART I

ITEM 1. FINANCIAL STATEMENTS

CIRRUS LOGIC, INC.

CONSOLIDATED CONDENSED BALANCE SHEET
(in thousands)

	September 25,	March 27,
	2004	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$100,050	$157,893
Restricted cash	7,184	8,159
Marketable securities	45,435	27,093
Accounts receivable, net	28,677	19,804
Inventories	42,582	29,632
Other current assets	5,372	10,547

Total current assets	229,300	253,128
Long-term marketable securities	25,053	6,996
Property and equipment, net	21,843	22,663
Intangibles, net	19,923	28,638
Other assets	2,862	3,247

Total assets	$298,981	$314,672

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,407	$19,317
Accrued salaries and benefits	9,355	9,459
Other accrued liabilities	18,257	20,447
Deferred income on shipments to distributors	7,869	3,506
Income taxes payable	30,299	30,107

Total current liabilities	88,187	82,836
Long-term restructuring accrual	3,515	7,114
Other long-term obligations	10,389	10,623
Stockholders’ equity:
Capital stock	873,634	871,679
Accumulated deficit	(675,865)	(657,409)
Accumulated other comprehensive loss	(879)	(171)

Total stockholders’ equity	196,890	214,099

Total liabilities and stockholders’ equity	$298,981	$314,672

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Net sales	$51,332	$50,130	$110,449	$90,854
Cost of sales	28,404	24,132	55,848	45,121

Gross Margin	22,928	25,998	54,601	45,733

Operating expenses:
Research and development	17,793	20,427	36,500	41,073
Selling, general and administrative	13,162	12,203	25,656	24,720
Amortization of acquired intangibles	3,419	3,778	6,838	7,556
Restructuring and other costs	4,148	395	5,871	8,035
Patent infringement settlements, net	—	(14,402)	—	(14,402)

Total operating expenses	38,522	22,401	74,865	66,982

Income (loss) from operations	(15,594)	3,597	(20,264)	(21,249)

Realized gain on marketable equity securities	—	10,080	669	10,080
Interest income and other, net	599	255	1,229	805

Income (loss) before income taxes	(14,995)	13,932	(18,366)	(10,364)
Provision (benefit) for income taxes	66	(7,122)	90	(7,101)

Net income (loss)	$(15,061)	$21,054	$(18,456)	$(3,263)

Basic and diluted income (loss) per share:	$(0.18)	$0.25	$(0.22)	$(0.04)

Basic weighted average common shares outstanding:	84,671	83,946	84,545	83,855
Diluted weighted average common shares outstanding:	84,671	85,556	84,545	83,855

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(in thousands; unaudited)

	Six Months Ended
	September 25,	September 27,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(18,456)	$(3,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,222	14,476
Gain on marketable equity securities	(669)	(10,080)
Impairment of assets	3,151	—
Other non-cash charges	(127)	3,238
Lease buyout	(4,343)	—
Net change in operating assets and liabilities	(10,540)	(4,688)

Net cash used in operating activities	(18,762)	(317)

Cash flows from investing activities:
Additions to property and equipment	(2,844)	(1,091)
Investments in technology	(2,426)	(8,123)
Proceeds from sale of assets	—	3,500
Purchase of marketable securities	(52,810)	—
Proceeds from sale of marketable securities	16,275	10,080
Decrease in restricted cash	975	3,579
Decrease (increase) in deposits and other assets	202	(14)

Net cash provided by (used in) investing activities	(40,628)	7,931

Cash flows from financing activities:
Issuance of common stock, net of issuance costs	1,547	481

Net cash provided by financing activities	1,547	481

Net increase (decrease) in cash and cash equivalents	(57,843)	8,095
Cash and cash equivalents at beginning of period	157,893	110,964

Cash and cash equivalents at end of period	$100,050	$119,059

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

     The consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. (“we,” “us,” “our,” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited consolidated condensed financial statements do not include complete footnotes and financial presentations. As a result, these financial statements should be read along with our audited consolidated financial statements and notes thereto for the year ended March 27, 2004, included in our 2004 Annual Report on Form 10-K. In our opinion, the financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows, for those periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year. We maintain a web site at www.cirrus.com, which makes available free of charge our recent annual report and other filings with the SEC.

     Certain reclassifications have been made to the fiscal year 2004 financial statements to conform to the fiscal year 2005 presentation. These reclassifications had no effect on the results of operations or stockholders’ equity.

2. New Accounting Pronouncements

     The Financial Accounting Standard Board (“FASB”) issued an exposure draft entitled “Share-Based Payment, an Amendment of FASB Statements Nos. 123 and 95.” This exposure draft would require stock-based compensation to employees to be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The proposed requirements in the exposure draft would be effective for the first fiscal year beginning after June 15, 2005. The FASB intends to issue a final Statement in late 2004. We will continue to monitor communications on this subject from the FASB in order to determine the impact on our consolidated financial statements.

3. Inventories

     Inventories are comprised of the following (in thousands):

	September 25,	March 27,
	2004	2004
Work in process	$26,561	$17,178
Finished goods	16,021	12,454

	$42,582	$29,632

4. Assets Held for Sale

     On June 26, 2003, we agreed to sell our test operation assets for $3.5 million, which consist primarily of analog and mixed-signal testers, handlers and wafer probes, to ChipPAC, Inc. (“ChipPAC”), a provider of semiconductor packaging design, assembly, test and distribution services. The transaction closed and we received the cash on June 30, 2003. We expect to complete the transfer of assets by the end of this calendar year. As a result of the planned transfer of these assets to ChipPAC, we recorded an impairment charge of $0.7 million in cost of sales during the first quarter of fiscal year 2004 and reclassified the related assets to assets held for sale, a component of other current assets. On August 4, 2004, ChipPAC merged with ST Assembly Test Services, Ltd and renamed the new combined entity STATS ChipPAC Ltd. ChipPAC continues to operate as a wholly-owned subsidiary of the new entity. As of September 25, 2004, we have transferred to ChipPAC assets with a net book value totaling approximately $2.1 million. On September 25, 2004, we had $1.4 million in assets held for sale and $1.4 million in accrued liabilities related to proceeds associated with the assets held for sale. In addition to the transfer of assets, we have entered into a long-term outsourcing agreement pursuant to which ChipPAC will provide package development, wafer probe, assembly, final test and distribution services to us.

5. Marketable Securities

     Our investments that have original maturities greater than ninety days have been classified as available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” Marketable securities are categorized on the Balance Sheet as Restricted Cash, Marketable Securities and Long-term Marketable Securities, as appropriate.

     The following table is a summary of available-for-sale securities as of September 25, 2004 (in thousands):

		Gross	Gross	Estimated Fair
	Amortized	Unrealized	Unrealized	Value (Net Carrying
	Cost	Gains	Losses	Amount)
Corporate securities – U.S.	$43,624	$—	$(81)	$43,543
U.S. Government securities	20,780	—	(17)	20,763
Agency discount notes	13,375	—	(9)	13,366

Total debt securities	77,779	—	(107)	77,672
Marketable equity securities	—	—	—	—

	$77,779	$—	$(107)	$77,672

     The following table is a summary of available-for-sale securities as of March 27, 2004 (in thousands):

		Gross	Gross	Estimated Fair
	Amortized	Unrealized	Unrealized	Value (Net Carrying
	Cost	Gains	Losses	Amount)
Corporate securities – U.S.	$19,556	$13	$—	$19,569
Corporate securities – non — U.S.	957	4	—	961
U.S. Government securities	9,571	9	—	9,580
Agency discount notes	6,991	1	—	6,992
Commercial paper	3,994	1	—	3,995

Total debt securities	41,069	28	—	41,097
Marketable equity securities	580	571	—	1,151

	$41,649	$599	$—	$42,248

     The cost and estimated fair value of available-for-sale investments by contractual maturity were as follows:

	September 25, 2004		March 27, 2004
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$52,703	$52,619	$34,090	$34,101
After 1 year through 2 years	25,076	25,053	6,979	6,996
After 2 years	—	—	—	—

Total debt securities	77,779	77,672	41,069	41,097
Marketable equity securities	—	—	580	1,151

	$77,779	$77,672	$41,649	$42,248

     During the first six months of fiscal year 2005, we realized a gain of $0.7 million related to the sale of our investment in Silicon Laboratories, Inc., which resulted from their acquisition of Cygnal Integrated Products, Inc. in which we had an investment. We received $1.2 million, net of commissions for this sale of securities. Further, in the first six months of fiscal year 2004, we realized a gain of $10.1 million related to our investment in SigmaTel, Inc. (“SigmaTel”). In November 2000, we entered into a litigation settlement with SigmaTel in which we received shares of common stock, guaranteed to be valued at $10.5 million should SigmaTel complete an initial public offering (“IPO”) in the future. On September 16, 2003, SigmaTel completed their IPO. We sold all of our shares and received $5.6 million, net of selling commissions. We also received a payment of $4.5 million from SigmaTel, which was the difference between the guaranteed $10.5 million value and the gross IPO value of our shares.

6. Intangibles, net

     The following information details the gross carrying amount and accumulated amortization of our intangible assets (in thousands):

	As of September 25, 2004		As of March 27, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Core Technology	$8,290	$(5,582)	$8,290	$(4,642)
License Agreements	1,940	(1,292)	1,940	(1,080)
Existing Technology	43,430	(33,076)	43,430	(27,431)
Trademarks	320	(273)	320	(233)
Technology Licenses	19,764	(13,598)	17,166	(9,122)

	$73,744	$(53,821)	$71,146	$(42,508)

     Amortization expense for all intangibles in the second quarter of fiscal years 2005 and 2004 was $4.3 million and $4.7 million, respectively. Amortization expense for the first six months of fiscal years 2005 and 2004 was $8.8 million and $9.4 million, respectively.

     The following table details the estimated aggregate amortization expense for all of our intangibles as of September 25, 2004 for the remainder of fiscal year 2005 and for each of the five succeeding fiscal years (in thousands):

For the remainder of the year ended March 26, 2005	$8,282
For the year ended March 25, 2006	8,318
For the year ended March 31, 2007	1,787
For the year ended March 29, 2008	1,016
For the year ended March 28, 2009	243
For the year ended March 27, 2010	210

7. Income Taxes

     We incurred income tax expense of $66 thousand for the second quarter of fiscal year 2005 and $90 thousand for the first six months of fiscal year 2005. The income tax expense for both periods consisted primarily of foreign withholding and foreign income taxes. We realized an income tax benefit of $7.1 million for both the second quarter and the first six months of fiscal year 2004, primarily as a result of a one-time benefit of $7.2 million resulting from the expiration of the statute of limitations for the years in which certain potential state tax liabilities existed. The income tax benefit was partially offset by approximately $0.1 million of income tax expense that consisted primarily of foreign withholding and foreign income taxes.

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

8. Restructuring and Other Costs

     During the second quarter of fiscal year 2005, we recorded a charge of $1.5 million in operating expenses for severance and facility related items associated with our August 25, 2004 workforce reductions, which affected approximately 55 individuals worldwide. In connection with this reduction, we recorded an impairment charge of $3.2 million for the abandonment of certain computer aided design (“CAD”) software tools that will no longer be utilized. These charges were partially offset by the release of a $0.5 million accrual as a result of a lease buyout that we completed in the second quarter of fiscal year 2005. The cost for this leased facility had been partially accrued when a portion of the space was vacated during our fiscal year 2002 workforce reductions. During the first quarter of fiscal 2005, the remaining cost was accrued when the leased space was completely vacated. The total buyout amount of $4.3 million was less than the recorded liability and hence, we recognized the benefit from this transaction against the restructuring expenses incurred during the second quarter of fiscal year 2005.

     In addition to the transactions recorded during the second quarter of fiscal 2005, as mentioned above, during the first quarter of fiscal year 2005, we recorded a charge of $1.6 million for the remainder of the facility consolidation activities related to our workforce reduction that began in the fourth quarter of fiscal year 2004. Additionally, we recorded an impairment charge of $0.1 million for property and equipment associated with our Pune, India facility closure.

     During the second quarter of fiscal year 2004, we recorded a charge of $0.5 million in operating expenses for severance primarily related to the outsourcing of a portion of our test operations, partially offset by a release of $0.1 million related to an excess severance accrual from a prior year. As a result of this outsourcing agreement, we expected to eliminate approximately 120 test operations positions in Austin, Texas and expected to record a total severance amount of approximately $0.8 million during fiscal year 2004. We eliminated 17 of these positions during the second quarter of fiscal year 2004.

     During the first six months of fiscal year 2004, we recorded a restructuring charge of $5.8 million in operating expenses for facility consolidations in California and Texas, and an impairment charge of $1.5 million for property and equipment associated with our Austin, Texas facility consolidation. Additionally, we recorded a net charge of $0.7 million related to workforce reductions.

     As of September 25, 2004, we had a remaining accrual from all of our past restructurings of $6.5 million, primarily related to net lease expenses that will be paid over their respective lease terms through fiscal year 2013, along with other anticipated lease termination costs. We have classified $3.5 million of this restructuring accrual as long term.

     The following table details the changes in all of our restructuring accruals during the six months ended September 25, 2004:

	March 27,	Charges	Cash	September 25,
Description	2004	to P&L	Payments	2004
Severance — fiscal year 2005	$—	$1,285	$(669)	$616
Severance — fiscal year 2004	174	—	(174)	—
Facilities abandonment — fiscal year 2005	—	1,377	(1,034)	343
Facilities abandonment — fiscal year 2004	5,297	—	(507)	4,790
Facilities abandonment — fiscal year 2003	267	(25)	(42)	200
Facilities abandonment — fiscal year 2002	3,665	—	(3,515)	150
Facilities abandonment — fiscal year 1999	397	—	—	397

	$9,800	$2,637	$(5,941)	$6,496

9. Earnings Per Share

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

     Incremental weighted average common shares attributable to the assumed exercise of outstanding options of 1,320,000 as of September 25, 2004 were excluded from the computation of diluted net loss per share because the effect would be anti-dilutive due to our net loss during the second quarter of fiscal year 2005. The weighted outstanding options excluded from our diluted calculation as of September 25, 2004 and September 27, 2003 were 7,757,000 and 6,368,000 respectively, as the exercise price exceeded the average market price during the respective three-month periods.

     Incremental weighted average common shares attributable to the assumed exercise of outstanding options of 1,683,000 and 781,000 as of September 25, 2004 and September 27, 2003 were excluded from the computation of diluted net loss per share because the effect would be anti-dilutive due to our net loss during the first six months of fiscal years 2005 and 2004, respectively. The weighted outstanding options excluded from our diluted calculation as of September 25, 2004 and September 27, 2003 were 7,390,000 and 6,741,000 respectively, as the exercise price exceeded the average market price during the respective six-month periods.

10. Contingencies

Fujitsu

     On October 19, 2001, we filed a lawsuit against Fujitsu, Ltd. (“Fujitsu”) in the United States District Court for the Northern District of California. We are asserting claims for breach of contract and anticipatory breach of contract and we are seeking damages in excess of $46 million. The basis for our complaint is Fujitsu’s refusal to pay for hard disk drive-related chips delivered to and accepted by it in fiscal year 2002. On December 17, 2001, Fujitsu filed an answer and a counterclaim. Fujitsu alleges claims for breach of contract, breach of warranty, quantum meruit/equitable indemnity and declaratory relief. The basis for Fujitsu’s counterclaim is the allegation that certain chips that we sold to Fujitsu were defective and allegedly caused Fujitsu’s hard disk drives to fail. The counterclaim does not specify the damages Fujitsu seeks, other than to allege it has sustained “tens of millions” of dollars in damages. To facilitate the resolution of all claims in one lawsuit, including our claims against potentially responsible third parties, we agreed with Fujitsu to realign our claims so that Fujitsu is the plaintiff and we are the defendant and counterclaimant. This realignment allowed Fujitsu and us to file in the same lawsuit third-party claims alleging breach of contract and warranty against Amkor Technology, Inc., (“Amkor”) the company that recommended and sold to us the packaging materials that caused the alleged defects in our chips. Amkor filed an answer to our third-party claim and a third-party complaint for implied contractual indemnity and breach of warranties against Sumitomo Bakelite Co., Ltd., (“Sumitomo”) the company that sold the allegedly defective molding compound used in these packaging materials.

     On December 5, 2003, for reasons related to the potential lack of jurisdiction for certain claims in federal district court, Fujitsu filed a complaint in California state court alleging claims substantially similar to those filed against us in district court and, in addition, alleging fraud and other related claims against Amkor and Sumitomo. On December 23, 2003, we filed a cross-complaint in California state court alleging the same claims against Fujitsu as we alleged in federal district court and further alleging fraud and other related claims against Amkor and Sumitomo based on their alleged knowledge that the molding compound used in the packaging materials sold to us was defective. On May 10, 2004, the state court issued an order finding the facts supporting the new fraud and negligent misrepresentation causes of action against Amkor and Sumitomo set forth in our cross-complaint insufficient. On June 18, 2004, we filed an amended cross complaint asserting the same fraud and negligent misrepresentation claims against Amkor and Sumitomo in more detail. On August 24, 2004, the court again found the fraud and negligent misrepresentation claims in our cross-complaint were insufficient and granted 30 days for us to file another amended cross-complaint. We filed a second amended cross complaint on October 4, 2004, in which we alleged additional factual detail in support of these claims.

     To address the claims of all parties and for reasons of judicial economy, the parties jointly moved to stay the federal district court action pending resolution of the state court action. The trial in state court was originally set for January 31, 2005, but was rescheduled by the court on September 21, 2004 for May 2, 2005.

     Since filing its original counterclaim, Fujitsu has indicated that it intends to seek hundreds of millions of dollars in damages, although, as of this date, Fujitsu has not indicated how it will substantiate this amount of damages and we are unable to reasonably estimate the amount of damages. We intend to defend and prosecute our lawsuit vigorously. Further, we believe that we have valid claims against Amkor and Sumitomo in the event we are found to be liable to Fujitsu and that insurance may cover defense costs and some or all of any liability to Fujitsu. However, we cannot predict the ultimate outcome of this litigation and we are unable to estimate any potential liability we may incur. An adverse outcome in this litigation could materially harm our financial condition or results of operations.

St. Paul Fire and Marine Insurance Company

     On June 9, 2004, we filed a complaint for declaratory relief against St. Paul Fire and Marine Insurance Co. (“St. Paul”) in the United States District Court, Northern District of California. Specifically, the complaint seeks a judicial determination and declaration that the Technology Commercial General Liability Protection (“CGL”) under an insurance policy issued to us by St. Paul provides Cirrus with insurance coverage for Cirrus’s defense of claims brought by Fujitsu in the previously referenced matter. On August 23, 2004, St. Paul answered the complaint, denying that it was obligated to defend us under the CGL policy.

     Despite filing this lawsuit, we continue to believe that we have valid claims in the Fujitsu litigation against Amkor and Sumitomo in the event we are found to be liable to Fujitsu and that our insurance coverage provided by St. Paul and excess carriers will cover defense costs and any potential liability to Fujitsu. However, as previously indicated, we cannot predict the ultimate outcome of the Fujitsu litigation and we are unable to estimate any potential liability we may incur.

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

     In addition, on October 14, 2003, we filed a complaint requesting that the U.S. International Trade Commission (the “ITC”) initiate an investigation of Wolfson Microelectronics, plc, for violation of Section 337 of the Tariff Act of 1930, in the importation, sale for importation and sale in the U.S. after importation of certain digital-to-analog converters and other products containing these converters. In our complaint, we asked the ITC to investigate whether certain Wolfson products infringe on one or more of the claims of U.S. Patent No. 6,492,928. On November 10, 2003, the ITC instituted an investigation into Wolfson’s actions based on our allegations. On December 9, 2003, we also requested the ITC to further investigate whether certain Wolfson products infringed on one or more of the claims of U.S. Patent No. 6,011,501. On December 29, 2003, the ITC included our allegations of infringement with respect to U.S. Patent No. 6,011,501 into its investigation. With respect to both patents, we are seeking a permanent exclusion order banning the importation into the U.S. of the allegedly infringing products and a cease-and-desist order halting the sale of these infringing products, as well as other relief the ITC deems appropriate. A hearing on the matter before the ITC was held between August 3-11, 2004. We anticipate that the ITC will make an initial determination with respect to our claims against Wolfson before the end of December 2004.

Facilities Under Operating Lease Agreements

     We lease our facilities under operating lease agreements. Our principal facility, located in Austin, Texas, is 197,000 square feet and houses our headquarters and engineering facility. Pursuant to the operating lease agreement for this facility, we have a potential obligation to enter into another lease agreement for a period of 10 years for an additional 64,000 square feet in a new building to be built on property next to our current facility. This obligation is contingent upon construction beginning on the new facility before November 10, 2004. On September 14, 2004, our landlord provided us notice that it had elected to construct the new building. However, as of October 22, 2004, construction on the new building had not commenced. In the event that the owner of the property strictly complies with all notices and conditions precedent to entering a new lease, we believe that construction will be completed in July 2006 and that the yearly minimum future lease payments could be as much as $1.7 million. In addition, we may be required to provide a cash deposit of approximately $200,000 and segregate and restrict an additional $3 million of our available cash balance in the form a letter of credit.

Other Claims

     On June 3, 2003, the Inland Revenue Authority of Singapore (“IRAS”) notified us that it disagreed with our classification of sales to certain disk drive customers from May 1997 to March 1998, resulting in additional goods and services taxes owed by us. We have contested this claim with the IRAS and are in ongoing discussions regarding this matter. In the event we do not prevail, we could owe approximately $5 million, plus interest and penalties and, if necessary, will pursue reimbursement from these customers. We are unable at this time to make a determination regarding the outcome of this matter and thus, no amount has been accrued.

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

11. Comprehensive Income

     The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Net income (loss)	$(15,061)	$21,054	$(18,456)	$(3,263)
Change in unrealized gain (loss) on marketable securities	(11)	901	(40)	1,112
Realized gain on marketable equity securities	—	—	(669)	—
Change in unrealized loss on foreign currency translation adjustments	1	19	1	(103)

	$(15,071)	$21,974	$(19,164)	$(2,254)

12. Stock-Based Compensation

     The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Net income (loss) as reported	$(15,061)	$21,054	$(18,456)	$(3,263)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	15	358	307	781
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax related effects	(2,611)	(4,093)	(6,482)	(7,038)

Proforma net income (loss)	$(17,657)	$17,319	$(24,631)	$(9,520)

Basic and diluted net income (loss) per share as reported	$(0.18)	$0.25	$(0.22)	$(0.04)
Proforma basic and diluted net income (loss) per share	(0.21)	0.21	(0.29)	(0.11)

13. Segment Information

     We operate in one operating segment – Consumer Entertainment Electronics. However, we continue to track our revenue by product line. In the first quarter of fiscal year 2005, we renamed our “Audio” product line “Analog” to provide better clarity as to our numerous components in this broad product line, including audio converters, industrial analog, digital-signal processors and embedded processors. In accordance with SFAS 131, below is a summary of our product line information (in thousands):

	Three Months Ended		Six Months Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Analog products	$46,324	$42,076	$97,042	$79,777
Video products	5,008	8,054	13,407	11,077

	$51,332	$50,130	$110,449	$90,854

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read along with the unaudited consolidated condensed financial statements and notes thereto included in Item 1 of this Quarterly Report, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 27, 2004, contained in our 2004 Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding third quarter sales, gross margins, combined research and development and selling, general and administrative expenses, restructuring activities and charges, amortization of acquired intangibles, and the transfer of our test operation assets to ChipPAC, Inc. (“ChipPAC”). Words such as “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” “intend” and variations of these types of words and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

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

Overview

     Cirrus Logic, Inc. (“we,” “us,” “our,” or the “Company”) is a leader in digital audio, video and high-performance analog and mixed-signal integrated circuits (“ICs”) for consumer entertainment, automotive entertainment and industrial applications. We develop and market ICs and system and embedded software used by original design manufacturers and original equipment manufacturers. We also provide complete system reference designs based on our technology that facilitate our customers’ ability to bring products to market in a timely and cost-effective manner.

     Our analog product line includes our analog and mixed-signal products for digital home audio processors and digital portable processors; commercial audio processors; automotive audio solutions; and embedded processors. Our analog ICs are used in a number of consumer applications such as amplifiers, audio/video receivers (“AVRs”), DVD players and recorders, DVD receivers, set-top boxes, game consoles, car audio systems and satellite radios. The balance of our analog and mixed-signal IC components are primarily sold into industrial measurement applications, such as temperature gauges for industrial use, seismic devices for energy exploration and high-precision weigh scales for commercial and scientific use.

     Our video product line includes our digital video encoding and decoding ICs. During fiscal year 2004, we began volume shipment of ICs to manufacturers of DVD recording applications. Our video ICs are primarily used in the following consumer applications: DVD recorders, DVD receivers and USB PC peripherals that enable PCs to perform video recording. DVD recorders are expected to become one of the fastest growing segments in digital entertainment during the next several years. As reported by the market research firm inStat in their January 2004 report entitled “DVD: Recorders Coming On Strong, Players Subsiding,”, worldwide unit sales for all forms of DVD recorders are projected to be up from approximately 4 million units in 2003 to potentially over 50 million units by 2007.

     We maintain sales, design and technical support personnel in the U.S. and other locations near our customers. To better support our customer base, most of which maintain design and/or manufacturing sites in Asia, we increased our Pacific Rim workforce from 167 at the end of the first quarter of fiscal year 2005 to 176 at the end of the second fiscal quarter of fiscal year 2005.

     We also contract with third parties, which are located close to our Asian-based customers, for all of our wafer fabrication and assembly. In addition, we are transitioning a substantial portion of our test operations to Asian third parties. Our manufacturing organization qualifies each product, participates in process and package development, defines and controls the manufacturing process at our suppliers, develops test programs and performs production testing of products in accordance with our ISO-certified quality management system. Our fabless manufacturing strategy allows us to concentrate on our design strengths, to minimize fixed costs and capital expenditures, to access advanced manufacturing facilities and provides flexibility on sourcing through multiple qualified vendors.

Critical Accounting Policies

     Our discussion and analysis of the financial condition and results of operations are based upon the consolidated condensed financial statements included in this report, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts. We evaluate the estimates on an on-going basis. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different circumstances. We also have policies that we consider to be key accounting policies, such as our policies for revenue recognition, including the deferral of revenues and gross profit on sales to certain of our distributors; however, these policies do not meet the definition of critical accounting estimates because they do not generally require us to make estimates or judgments that are difficult or subjective.

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

Results of Operations

     The following table summarizes the results of our operations for the second quarter and first six months of fiscal years 2005 and 2004, as a percentage of net sales. All percentage amounts were calculated using the underlying data in thousands:

	Percentage of Net Sales
	Three Months Ended		Six Months Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Analog	90%	84%	88%	88%
Video	10%	16%	12%	12%

Net sales	100%	100%	100%	100%
Cost of sales	55%	48%	51%	50%
Gross Margin	45%	52%	49%	50%

Research and development	35%	41%	33%	45%
Selling, general and administrative	25%	24%	23%	27%
Amortization of acquired intangibles	7%	7%	6%	8%
Restructuring and other costs	8%	1%	5%	9%
Patent infringement settlements, net	0%	(29%)	0%	(16%)

Total operating expenses	75%	44%	67%	73%

Income (loss) from operations	(30%)	8%	(18%)	(23%)

Realized gain on marketable equity securities	0%	20%	0%	11%
Interest income and other, net	1%	0%	1%	1%

Income (loss) before income taxes	(29%)	28%	(17%)	(11%)
Provision (benefit) for income taxes	0%	(14%)	0%	(8%)

Net income (loss)	(29%)	42%	(17%)	(3%)

Net Sales

     In the first quarter of fiscal year 2005, we renamed our “Audio” product line “Analog” to provide better clarity as to the numerous components in this broad product line, including audio converters, industrial analog, digital-signal processors and embedded processors.

     During the second quarter of fiscal year 2005, our net sales were $51.3 million, up 2 percent from net sales of $50.1 million from the second quarter of fiscal year 2004. The $1.2 million increase was primarily due to an increase in sales of our analog products, partially offset by a decrease in our video products. Net sales from our analog products were up $4.3 million in the second quarter of fiscal year 2005, compared with the second quarter of fiscal year 2004. The year-over-year revenue increase was primarily due to an increase in demand for our audio converters for the DVD player market coupled with stronger demand for our industrial products. Sales of our audio ICs used in personal computers, and our ICs used in the Home Theater applications also increased during the quarter. Net sales from our video products of $5.0 million were down $3.1 million in the second quarter of fiscal year 2005 from the second quarter of fiscal year 2004. The year-over-year decline in video ICs was in large part due to slower than expected consumer product adoption, particularly in the North American market. We believe this slow rate of consumer adoption, combined with changes and delays in our customer’s product plans and the reluctance of consumers to buy products from other than top tier manufacturers led to significantly lower demand for our video ICs in the September quarter. Towards the end of the second fiscal quarter, we began shipping video product to several top tier manufacturers.

     At the end of the second quarter of fiscal year 2005, we maintained a larger inventory level than we had expected at the start of the second quarter primarily due to weaker-than-expected demand from Chinese DVD manufacturers for audio converters and from manufacturers of DVD recorders for video ICs. We expect our inventory to decline during the third and fourth fiscal quarters as inventory levels in the supply chain for audio converters begin to deplete and as we increase shipments to customers producing DVD recording products for top tier branded consumer companies.

     During the first six months of fiscal year 2005, our net sales were $110.4 million, up $19.5 million, or 22 percent from net sales of $90.9 million during the first six months of fiscal year 2004. During this period, sales of our analog product line increased by $17.3 million, or 22 percent, in fiscal year 2005 from fiscal year 2004. The year-over-year revenue increase was primarily due to increases in sales of our analog products including audio converters and certain industrial products, partially offset by decreases in sales of our digital signal processors. Sales for our video product line increased by $2.3 million, or 21 percent, to $13.4 million, as shipments to new video customers increased during the period.

     We expect our total sales in the third quarter of fiscal year 2005 to be between $50 million and $55 million.

     Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 63 percent and 72 percent of net sales during the second quarter of fiscal years 2005 and 2004, respectively. Export sales were 67 percent and 71 percent of total sales in the first six months of fiscal years 2005 and 2004, respectively. Our sales are denominated primarily in U.S. dollars. As a result, we have not entered into foreign currency forward exchange and option contracts.

     We had no direct customers that accounted for more than 10 percent of our sales. Sales to our distributors represented 63 percent and 64 percent of our fiscal year 2005 and 2004, respectively, net sales. The following table summarizes sales to distributors that represent more than 10 percent of our consolidated net sales.

	Three Months Ended		Six Months Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Memec Group Holdings Ltd.	30%	19%	27%	20%
Ryoyo Electro Corporation	7%	12%	6%	11%
Sunamper Electronics Co. Ltd.	3%	10%	3%	7%

Gross Margin

     Gross margin was 44.7 percent in the second quarter of fiscal year 2005, compared with 51.9 percent in the second quarter of fiscal year 2004. During the second quarter of fiscal year 2005, we recorded a net charge to cost of sales of approximately $3.9 million, or a 7.6 percent negative effect on gross margin, to write-down inventories to an estimation of net realizable value. Included in this net charge was a benefit from the sale of product that had been written down in prior periods of $0.9 million, or a 1.7 percent positive effect on gross margin.

     Gross margin was 49.4 percent and 50.3 percent in the first half of fiscal years 2005 and 2004, respectively. On a year-to-date basis, the decrease in the second quarter of fiscal year 2005 gross margin percentage was nearly offset by the increase achieved in the first quarter of fiscal year 2005. We expect our margins to return to our targeted range of 51 percent to 53 percent range for the third quarter of fiscal year 2005.

Research and Development Expense

     Research and development expense (“R&D”) decreased 12.9 percent in the second quarter of fiscal year 2005 to $17.8 million, compared with $20.4 million in the second quarter of fiscal year 2004. Research and development expense for the first six months of fiscal year 2005 totaled $36.5 million, a decrease of $4.6 million from $41.1 million during the comparable period in fiscal year 2004. The R&D workforce decreased on a year-over-year basis as we better align our resources with our customer needs. Additionally, costs for both the second quarter and the first six months of 2005 decreased due to a refinement in our research and development activities, including terminating certain efforts related to video playback capabilities needed for stand-alone DVD players.

Selling, General and Administrative Expense

     Selling, general and administrative expense (“SG&A”) increased slightly in the second quarter of fiscal year 2005 to $13.2 million, compared with $12.2 million in the second quarter of fiscal year 2004. SG&A for the first six months of fiscal year 2005 totaled $25.7 million, an increase of $1.0 million from $24.7 million during the comparable period in fiscal year 2004. Although our SG&A workforce decreased on a quarter-over-quarter and year-over-year basis due to planned staffing reductions and other cost cutting measures, the $1.0 million increase in SG&A was due primarily to additional legal fees, primarily associated with our Wolfson litigation.

     We expect our combined R&D and SG&A to be between $28 million and $29 million for our third fiscal quarter.

Restructuring and Other Costs

     During the second quarter of fiscal year 2005, we recorded a charge of $4.6 million in operating expenses for severance activity during the quarter and for an abandonment of computer aided design (“CAD”) software tools that will not be used due to our workforce reductions. This charge was partially offset by a $0.5 million favorable outcome related to a long-term lease buyout during the quarter. On a year-to-date basis, in addition to the amounts recorded during the second quarter of 2005, during the first quarter of fiscal year 2005, we recorded a restructuring charge of $1.6 million in operating expenses for facility consolidations. Also, an impairment charge of $0.1 million was recorded in the first quarter of fiscal year 2005 related to property and equipment associated with our Pune, India facility closure.

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

Amortization of Acquired Intangibles

     During the second quarter of fiscal years 2005 and 2004, we recorded $3.4 million and $3.8 million, respectively, in amortization of acquired intangibles related to acquisitions completed in fiscal years 2002 and 2000. For the first six months of fiscal years 2005 and 2004, our amortization expense was $6.8 million and $7.6 million, respectively. The decrease for both the second quarter and the first six months was attributable to the completion of the amortization of the acquired intangibles from our AudioLogic, Inc. acquisition. We expect this amount to remain at the $3.4 million level per quarter for the remainder of fiscal year 2005.

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

     On August 11, 2003, we entered into a Patent Sale, Assignment and Cross-License Agreement with NVIDIA and NVIDIA International, Inc. to settle the pending claims against them. As a result of this agreement, NVIDIA paid us $9 million. On September 23, 2003, we entered into a Patent Sale, Assignment and Cross-License Agreement with ATI and ATI International SRL to settle the pending claims against them. As a result of this agreement, ATI agreed to pay us $9 million on October 2, 2003. Under the terms of a contingency fee arrangement, we were obligated to pay outside counsel a percentage of these settlements. Both the settlements and the contingent legal fees were recorded in the second quarter of fiscal year 2004. These settlements, net of associated expenses, were recorded as a separate line in operating expenses totaling $14.4 million.

Realized Gain on Marketable Equity Securities

     During the first six months of fiscal year 2005, we realized a gain of $0.7 million related to the sale of our investment in Silicon Laboratories, Inc., which we acquired from our earlier private investment in Cygnal Integrated Products, Inc. Total proceeds from the sale were $1.2 million. In the second quarter of fiscal year 2004, we realized a gain of $10.1 million related to our investment in SigmaTel, Inc. (“SigmaTel”). In November 2000, we entered into a litigation settlement with SigmaTel in which we received shares of common stock, guaranteed to be valued at $10.5 million should SigmaTel complete an initial public offering (“IPO”) in the future. On September 16, 2003, SigmaTel completed their IPO. We sold all of our shares and received $5.6 million, net of selling commissions. We also received a payment of $4.5 million from SigmaTel, which was the difference between the guaranteed $10.5 million value and the IPO value of our investment.

Interest Income and Other, Net

     Interest income and other, net increased during the second fiscal quarter of 2005 to $0.6 million from $0.3 million for the second quarter of fiscal year 2004. This increase of $0.3 million was due primarily to overall greater cash and cash equivalent balances, coupled with higher yields on our investments. Interest income and other, net for the first six months of fiscal year 2005 was $1.2 million compared to $0.8 million in the first six months of fiscal year 2004. The increase of $0.4 million was due primarily to the receipt of interest on a tax refund coupled with greater cash and cash equivalent balances on which interest was earned.

Income Taxes

     We incurred income tax expense of $66 thousand for the second quarter of fiscal year 2005 and $90 thousand the first six months of fiscal year 2005. The income tax expense for both periods consisted primarily of foreign withholding and foreign income taxes. We realized an income tax benefit of $7.1 million for both the second quarter and the first six months of fiscal year 2004, primarily as a result of a one-time benefit of $7.2 million from the reversal of previously accrued state taxes. The tax reversal was a result of the expiration of the statute of limitations for the years in which certain potential state tax liabilities existed. The income tax benefit was partially offset by approximately $0.1 million of income tax expense that consisted primarily of foreign withholding and foreign income taxes.

     SFAS 109, “Accounting for Income Taxes,” provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance equal to our net deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis.

Liquidity and Capital Resources

     We used approximately $18.8 million of cash and cash equivalents in our operating activities during the first half of fiscal year 2005, primarily due to the cash elements of our net loss coupled with an increase in inventory and accounts receivable. Further, during the second quarter of fiscal year 2005, we completed a $4.3 million buyout of a multi-year lease for one of our domestic facilities. In the comparable period of fiscal year 2004, we used approximately $0.3 million of cash and cash equivalents primarily due to the cash elements of our net loss, which includes the net proceeds from the NVIDIA settlement, partially offset by the increase in accounts payable and accrued liabilities.

     We used $40.6 million of cash in investing activities during the first six months of fiscal year 2005. This includes purchases of $52.8 million in fixed-income marketable securities, $2.8 million in equipment, primarily used for testing, and $2.4 million in software licenses. These uses of cash were partially offset by $16.3 million received from the sale of marketable securities. In the first six months of fiscal year 2004, we generated $7.9 million of cash from investing activities primarily from the sale of common stock of SigmaTel and the sale of assets related to our manufacturing test floor, partially offset by the purchase of technology licenses, including multi-year CAD tool licenses, property and equipment.

     We generated $1.5 million and $0.5 million in cash from financing activities during the first six months of fiscal year 2005 and fiscal year 2004, respectively, related to the issuance of common stock in connection with option exercises and our employee stock purchase plan.

          As of September 25, 2004, we have restricted cash of $7.2 million, a decrease of $1.0 million, which primarily secures certain obligations under our lease agreement for our principal facility, located in Austin, Texas, as the restrictions on our cash decrease over the life of the lease. This facility is 197,000 square feet and houses our headquarters and engineering operations. Pursuant to the lease agreement for this facility, we have a potential obligation to enter into another lease agreement for a period of 10 years for an additional 64,000 square feet in a new building to be built on property next to our current facility. This obligation is contingent upon construction beginning on the new facility before November 10, 2004. On

September 14, 2004, our landlord provided us notice that it had elected to construct the new building. However, as of October 22, 2004, construction on the new building had not commenced. In the event that the owner of the property strictly complies with all notices and conditions precedent to entering a new lease, we believe that construction will be completed in July 2006 and that our landlord may require that we provide a cash deposit of approximately $200,000 and segregate and restrict an additional $3 million of our available cash balance in the form a letter of credit.

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

Factors That May Affect Future Operating Results

     Our business faces significant risks. The risk factors set forth below may not be the only risks that we face. Additional risks that we are not aware of yet or that currently are not material may adversely affect our business operations. You should read the following cautionary statements in conjunction with the factors discussed elsewhere in this and other of Cirrus Logic’s filings with the Securities and Exchange Commission (“SEC”). These cautionary statements are intended to highlight certain factors that may affect the financial condition and results of operations of Cirrus Logic and are not meant to be an exhaustive discussion of risks that apply to companies such as ours.

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

     The major focus of our business is the consumer digital entertainment electronics market. Our ICs are used in AVRs, compressed personal audio players, DVD players and recorders, digital automotive audio applications and set-top boxes. We expect the consumer digital market to expand over time. A decline in consumer confidence and consumer spending relating to economic conditions, terrorist attacks, armed conflicts, global health conditions and/or the political stability of countries in which we operate or sell into, however, could have a material adverse effect on our business.

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

     Product development in the markets we serve is becoming more focused on the integration of multiple functions on individual devices. There is a general trend towards increasingly complex products. The greater integration of functions and complexity of operations of our products increases the risk that our customers or end users could discover latent defects or subtle faults after volumes of product have been shipped. This could result in:

•	a material recall and replacement costs for product warranty and support,

•	payments to our customer related to such recall claims as a result of various industry or business practices, or in order to maintain good customer relationships,

•	an adverse impact to our customer relationships by the occurrence of significant defects,

•	a delay in recognition or loss of revenues, loss of market share, or failure to achieve market acceptance, and

•	a diversion of the attention of our engineering personnel from our product development efforts.

     In addition, any defects or other problems with our products could result in financial or other damages to our customers who could seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend. In particular, the sale of systems and components into certain applications for the automotive industry involves a high degree of risk that such claims may be made.

     While we believe that we are reasonably insured against these risks and contractually limit our financial exposure, we cannot assure you that we will be able to obtain insurance in amounts or of sufficient scope to provide us with adequate coverage against all potential liability. See Part II “Item 1 – Legal Proceedings” for further information regarding outstanding litigation.

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

     Successful product design and development is dependent on our ability to attract, retain and motivate qualified design engineers, of which there is a limited number. Due to the complexity and variety of analog and high-precision analog and mixed-signal circuits, the limited number of qualified integrated circuit designers and the limited effectiveness of computer-aided design systems in the design of analog and mixed-signal ICs, we cannot assure you that we will be able to successfully develop and introduce new integrated products on a timely basis.

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

     Shifts in industry-wide capacity from shortages to oversupply, or from oversupply to shortages, may result in significant fluctuations in our quarterly and annual operating results. We may order wafers and build inventory in advance of receiving purchase orders. Because our industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand, order cancellations, or technological obsolescence, there is a risk that we will forecast inaccurately and produce excess inventories of particular products.

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

     On June 26, 2003, we agreed to sell our test operation assets, consisting of analog and mixed-signal testers, handlers and wafer probes, to ChipPAC, a provider of IC packaging design, assembly, test and distribution services. On August 4, 2004, ChipPAC merged with ST Assembly Test Services, Ltd and renamed the new combined entity STATS ChipPAC Ltd. ChipPAC continues to operate as a wholly-owned subsidiary of the new entity. ChipPAC will transfer these test assets to its China facility over the remainder of calendar year 2004. This asset transfer may involve a number or risks, including but not limited to:

•	the potential disruption of our ongoing business,

•	possibly having to secure additional capacity with another test provider in the future, as we complete the transfer our testers to ChipPAC in China and they establish operations,

•	the diversion of management’s resources involved in monitoring this transition and ensuring that we have adequate test operations during the transition period from other business concerns, and

•	incurring unknown difficulties associated with the transfer of the assets to China, thereby jeopardizing the ongoing testing operations performed by ChipPAC and as a result, adversely affecting our ability to have our products tested in a timely manner.

Strong competition in the semiconductor market may harm our business.

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

We have significant international sales, and risks associated with these sales could harm our operating results.

     Export sales, principally to Asia, include sales to U.S-based customers with manufacturing plants overseas and accounted for 63 percent and 72 percent of our net sales in the second quarter of fiscal years 2005 and 2004, respectively. We expect export sales to continue to represent a significant portion of product sales. This reliance on sales internationally subjects us to the risks of conducting business internationally, including political and economic stability and global health conditions, especially in Asia. For example, the financial instability in a given region, such as Asia, may have an adverse impact on the financial position of end users in the region, which could affect future orders and harm our results of operations. Our international sales operations involve a number of other risks, including:

•	unexpected changes in government regulatory requirements,

•	changes to Countries’ banking and credit requirements

•	changes in diplomatic and trade relationships,

•	delays resulting from difficulty in obtaining export licenses for technology,

•	tariffs and other barriers and restrictions,

•	competition with foreign companies or other domestic companies entering the foreign markets in which we operate,

•	longer sales and payment cycles,

•	problems in collecting accounts receivable,

•	political instability, and

•	the burdens of complying with a variety of foreign laws.

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

The expansion of our international operations subjects our business to additional political and economic risks that could have an adverse impact on our business.

     In addition to export sales constituting a majority of our net sales, we are expanding our international operations. Specifically, we have recently focused our efforts on expanding in the People’s Republic of China by employing design, sales and technical support personnel. In addition, we are also using contract manufacturers in the region for foundry, assembly and/or test operations. Expansion into this region has required and will continue to require significant management attention and resources. We may not succeed in expanding our presence into this market or other international markets. Failure to do so could harm our business. In addition, there are risks inherent in expanding our presence into foreign regions, including, but not limited to:

•	difficulties in staffing and managing foreign operations,

•	failure of foreign laws to adequately protect our U.S. intellectual property, patent, trademarks, copyrights, know-how and other proprietary rights,

•	additional vulnerability from terrorist groups targeting American interests abroad, and

•	legal uncertainty regarding liability and compliance with foreign laws and regulatory requirements.

Our sales may fluctuate due to seasonality of customer demand.

     As our sales to the consumer entertainment market increase, we are more likely to be affected by seasonality in the sales of our products. In particular, a significant portion of consumer electronics products are sold worldwide during the back-to-school and fourth calendar quarter holiday seasons. As a result, we expect stronger sales of ICs into the consumer entertainment market to occur in our second and third fiscal quarters in anticipation of these seasons.

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

     In the second quarter of fiscal years 2005 and 2004, sales to our distributors accounted for 63 percent and 64 percent, respectively, of our net sales. The future of our business, as well as the future growth of our business, will depend in part on our ability to manage our relationships with current and future distributors and external sales representatives and to develop additional channels for the distribution and sale of our products. The inability to successfully manage these relationships could adversely affect our business.

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

     Our success depends on our ability to obtain patents and licenses and to preserve our other intellectual property rights covering our manufacturing processes, products and development and testing tools. We seek patent protection for those inventions and technologies for which we believe such protection is suitable and is likely to provide a competitive advantage to us. We also rely substantially on trade secrets, proprietary technology, non-disclosure and other contractual agreements, and technical measures to protect our technology and manufacturing knowledge. We work actively to foster continuing technological innovation to maintain and protect our competitive position. We cannot assure you that steps taken by us to protect our intellectual property will be adequate, that our competitors will not independently develop or patent substantially equivalent or superior technologies or be able to design around our patents, or that our intellectual property will not be misappropriated. In addition, the laws of some foreign countries may not protect our intellectual property as well as the laws of the United States. See Part II, Item 1. “Legal Proceedings – Wolfson Microelectronics.”

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

     As is typical in the IC industry, we and our customers have from time to time received and may in the future receive, communications from third parties asserting patents, mask work rights, or copyrights. In the event third parties were to make a valid intellectual property claim and a license was not available on commercially reasonable terms, our operating results could be harmed. Litigation, which could result in substantial cost to us and diversion of our management, technical and financial resources, may also be necessary to defend us against claimed infringement of the rights of others. An unfavorable outcome in any such suit could have an adverse effect on our future operations and/or liquidity.

Some of our products must conform to industry standards in order to be accepted by end users in our markets.

     Generally, our products comprise only a part of a customers product. All components of such devices must comply with industry standards in order to operate efficiently together. We depend on companies that provide other components of the devices to support prevailing industry standards. Many of these companies are significantly larger and more influential in affecting industry standards than we are. Some industry standards may not be widely adopted or implemented uniformly and competing standards may emerge that may be preferred by our customers or end users. If larger companies do not support the same industry standards that we do, or if competing standards emerge, market acceptance of our products could be adversely affected and our business would be harmed.

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

Our stock price may be volatile.

     The market price of our common stock fluctuates significantly. This fluctuation is the result of numerous factors, including:

•	actual or anticipated fluctuations in our operating results,

•	announcements concerning our business or those of our competitors, customers or suppliers,

•	changes in financial estimates by securities analysts or our failure to perform as anticipated by the analysts,

•	announcements regarding technological innovations or new products by us or our competitors,

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures, or capital commitment,

•	announcements by us of significant divestitures or sale of certain assets or intellectual property,

•	litigation arising out of a wide variety of matters, including, among others, employment matters and intellectual property matters,

•	departure of key personnel,

•	single significant shareholders selling for reasons unrelated to the business

•	general conditions in the IC industry, and

•	general market conditions and interest rates.

We have provisions in our charter, and are subject to certain provisions of Delaware law, which could prevent, delay or impede a change of control of our company.

     Certain provisions of our Certificate of Incorporation and By-Laws, and Delaware law could make it more difficult for a third party to acquire us, even if our stockholders support the acquisition. These provisions include:

•	our Stockholder Rights Plan, which the Board of Directors adopted in May 1998 as an anti-takeover measure. The provisions of this plan can be triggered only in certain limited circumstances following the tenth day after a person or group announces acquisitions of or tender offers for 15 percent or more of our common stock. The Rights Plan will expire in fiscal year 2009;

•	elimination of the right of stockholders to call a special meeting of stockholders;

•	a prohibition on stockholder action by written consent; and

•	a requirement that stockholders provide advance notice of any stockholder nominations of directors or any proposal of new business to be considered at any meeting of stockholders.

     We are also subject to the anti-takeover laws of Delaware that may prevent, delay or impede a third party from acquiring or merging with us, which may adversely affect the market price of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks associated with interest rates on our investments in debt securities and currency movements on non-U.S. dollar denominated assets and liabilities. We assess these risks on a regular basis and have established policies to protect against the adverse effects of these and other potential exposures. There have been no significant changes in our interest or foreign exchange risk since we filed our latest Form 10-K on June 9, 2004.

ITEM 4. CONTROLS AND PROCEDURES

•	We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Securities Exchange Act of 1934 (the “Exchange Act”) filings is properly and timely recorded and reported. We have formed a Disclosure Review Committee comprised of key individuals from several disciplines in the Company who are involved in the disclosure and reporting process. This committee contains key financial personnel that meet periodically to ensure the timeliness, accuracy and completeness of the information required to be disclosed in our filings.

•	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the CEO and the CFO concluded that our disclosure controls and procedures as of September 25, 2004 were effective in timely alerting them to material information required to be included in this report.

•	There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

•	In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together. Because of inherent limitations in a cost-effective control system, misstatements due to error and/or fraud may occur and not be detected. Our disclosure control procedures are designed to provide reasonable assurance that such controls and procedures will meet their objectives and the CEO and CFO have concluded that the controls and procedures do in fact provide reasonable assurance of achieving the desired control objectives.

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

     On December 5, 2003, for reasons related to the potential lack of jurisdiction for certain claims in federal district court, Fujitsu filed a complaint in California state court alleging claims substantially similar to those filed against us in district court and, in addition, alleging fraud and other related claims against Amkor and Sumitomo. On December 23, 2003, we filed a cross-complaint in California state court alleging the same claims against Fujitsu as we alleged in federal district court and further alleging fraud and other related claims against Amkor and Sumitomo based on their alleged knowledge that the molding compound used in the packaging materials sold to us was defective. On May 10, 2004, the state court issued an order finding the facts supporting the fraud and negligent misrepresentation causes of action against Amkor and Sumitomo set forth in our cross-complaint insufficient. The breach of contract and warranty claims asserted by us against Fujitsu and Amkor have always been sufficiently pleaded. On June 18, 2004, we filed an amended cross complaint asserting the same fraud and negligent misrepresentation claims against Amkor and Sumitomo in more detail. On August 24, 2004, the court again found the fraud and negligent misrepresentation claims in our cross-complaint were insufficient and granted 30 days for us to file another amended cross-complaint. We filed a second amended cross complaint on October 4, 2004, in which we alleged additional factual detail in support of these claims.

     To address the claims of all parties and for reasons of judicial economy, the parties jointly moved to stay the federal district court action pending resolution of the state court action. The trial in state court was originally set for January 31, 2005, but was rescheduled by the court on September 21, 2004 for May 2, 2005.

     Since filing its original counterclaim, Fujitsu has indicated that it intends to seek hundreds of millions of dollars in damages, although, as of this date, Fujitsu has not indicated how it will substantiate this amount of damages and we are unable to reasonably estimate the amount of damages. We intend to defend and prosecute our lawsuit vigorously. Further, we believe that we have valid claims against Amkor and Sumitomo in the event we are found to be liable to Fujitsu and that insurance may cover defense costs and some or all of any liability to Fujitsu. However, we cannot predict the ultimate outcome of this litigation and we are unable to estimate any potential liability we may incur. An adverse outcome in this litigation could materially harm our financial condition or results of operations.

St. Paul Fire and Marine Insurance Company

     On June 9, 2004, we filed a complaint for declaratory relief against St. Paul Fire and Marine Insurance Co. (“St. Paul”) in the United States District Court, Northern District of California. Specifically, the complaint seeks a judicial determination and declaration that the Technology Commercial General Liability Protection (“CGL”) under an insurance policy issued to us by St. Paul provides Cirrus with insurance coverage for Cirrus’s defense of claims brought by Fujitsu in the previously referenced matter. On August 23, 2004, St. Paul answered the complaint, denying that it was obligated to defend us under the CGL policy.

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

     In addition, on October 14, 2003, we filed a complaint requesting that the U.S. International Trade Commission (the “ITC”) initiate an investigation of Wolfson Microelectronics, plc, for violation of Section 337 of the Tariff Act of 1930, in the importation, sale for importation and sale in the U.S. after importation of certain digital-to-analog converters and other products containing these converters. In our complaint, we asked the ITC to investigate whether certain Wolfson products infringe on one or more of the claims of U.S. Patent No. 6,492,928. On November 10, 2003, the ITC instituted an investigation into Wolfson’s actions based on our allegations. On December 9, 2003, we also requested the ITC to further investigate whether certain Wolfson products infringed on one or more of the claims of U.S. Patent No. 6,011,501. On December 29, 2003, the ITC included our allegations of infringement with respect to U.S. Patent No. 6,011,501 into its investigation. With respect to both patents, we are seeking a permanent exclusion order banning the importation into the U.S. of the allegedly infringing products and a cease-and-desist order halting the sale of these infringing products, as well as other relief the ITC deems appropriate. A hearing on the matter before the ITC was held between August 3-11, 2004. We anticipate that the ITC will make an initial determination with respect to our claims against Wolfson before the end of December 2004.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of stockholders of Cirrus Logic, Inc. on July 29, 2004, the stockholders voted on three proposals as reflected below:

•	The first matter voted on was a proposal to elect seven directors for one-year terms. All director nominees were elected. The following table sets forth the votes in this election:

David D. French	For:	69,355,141	Withheld:	10,293,032
D. James Guzy	For:	69,986,723	Withheld:	16,661,450
Michael L. Hackworth	For:	59,658,235	Withheld:	19,989,938
Suhas S. Patil	For:	63,148,384	Withheld:	16,499,789
Walden C. Rhines	For:	66,916,259	Withheld:	12,731,914
William D. Sherman	For:	67,091,235	Withheld:	12,556,938
Robert H. Smith	For:	66,920,388	Withheld:	12,727,785

There were no broker non-votes.

•	The second matter voted on was a proposal to ratify the appointment of Ernst & Young LLP as independent auditors. The following table sets forth the votes in this election:

For: 78,885,362	Against: 635,546	Abstain: 127,265

There were no broker non-votes.

ITEM 5. OTHER INFORMATION

     We have been made aware that affiliates of our Independent Registered Public Accounting Firm, Ernst & Young LLP (“Ernst & Young”), in Taiwan and China performed certain tax remittance services that are not permitted under the auditor independence rules. Company management, the audit committee, and Ernst & Young have considered the impact that providing these services may have had on Ernst & Young’s independence with respect to its audit services and concluded that there has been no impairment. The services were administrative in nature and have been discontinued. The associated fees over the period fiscal 2001 through September 25, 2004 were $1,500 in the aggregate.

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

On July 21, 2004, we filed a Form 8-K regarding our first quarter earnings release for fiscal year 2005.

On August 25, 2004, we filed a Form 8-K relating to expense reduction actions and updating the second quarter outlook for fiscal year 2005.

On September 23, 2004, we filed a Form 8-K updating again the second quarter outlook for fiscal year 2005.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRRUS LOGIC, INC.

By: /s/ John T. Kurtzweil

John T. Kurtzweil
Chief Financial Officer
Date: October 22, 2004