Form 10-Q
period 2004-12-25
CIRRUS LOGIC INC
filed 2005-02-01
CIK 772406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2004

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

     The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of January 20, 2005 was 85,090,471.

Page -1 -

CIRRUS LOGIC, INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED DECEMBER 25, 2004

PART I

ITEM 1. FINANCIAL STATEMENTS

CIRRUS LOGIC, INC.

CONSOLIDATED CONDENSED BALANCE SHEET
(in thousands)

	December 25,	March 27,
	2004	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$93,432	$157,893
Restricted investments	7,784	8,159
Marketable securities	61,893	27,093
Accounts receivable, net	21,050	19,804
Inventories	32,330	29,632
Other current assets	7,249	10,547

Total current assets	223,738	253,128

Long-term marketable securities	15,319	6,996
Property and equipment, net	19,934	22,663
Intangibles, net	14,807	28,638
Other assets	2,907	3,247

Total assets	$276,705	$314,672

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,914	$19,317
Accrued salaries and benefits	8,974	9,459
Other accrued liabilities	15,809	20,447
Deferred income on shipments to distributors	7,877	3,506
Income taxes payable	15,075	30,107

Total current liabilities	62,649	82,836

Long-term restructuring accrual	3,411	7,114
Other long-term obligations	9,848	10,623

Stockholders’ equity:
Capital stock	875,216	871,679
Accumulated deficit	(673,335)	(657,409)
Accumulated other comprehensive loss	(1,084)	(171)

Total stockholders’ equity	200,797	214,099

Total liabilities and stockholders’ equity	$276,705	$314,672

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

(in thousands, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended

	December 25,	December 27,	December 25,	December 27,
	2004	2003	2004	2003
Net sales	$44,036	$55,270	$154,485	$146,124
Cost of sales	26,834	26,552	82,682	71,673

Gross Margin	17,202	28,718	71,803	74,451

Operating expenses:
Research and development	15,480	18,224	51,980	59,297
Selling, general and administrative	9,611	12,163	35,267	36,883
Amortization of acquired intangibles	3,419	3,419	10,257	10,975
Restructuring and other costs	3,107	896	8,978	8,931
Litigation settlement	—	(45,000)	—	(45,000)
Patent agreement and settlements, net	(593)	—	(593)	(14,402)

Total operating expenses	31,024	(10,298)	105,889	56,684

Income (loss) from operations	(13,822)	39,016	(34,086)	17,767
Realized gain on marketable securities	—	—	669	10,080
Interest income (expense), net	946	450	2,246	1,320
Other income (expense), net	272	58	201	(7)

Income (loss) before income taxes	(12,604)	39,524	(30,970)	29,160
Provision (benefit) for income taxes	(15,134)	75	(15,044)	(7,026)

Net income (loss)	$2,530	$39,449	$(15,926)	$36,186

Basic income (loss) per share:	$0.03	$0.47	$(0.19)	$0.43
Diluted income (loss) per share:	$0.03	$0.46	$(0.19)	$0.42

Basic weighted average common shares outstanding:	84,773	84,015	84,621	83,908

Diluted weighted average common shares outstanding:	86,159	86,440	84,621	85,258

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(in thousands; unaudited)

	Nine Months Ended
	December 25,	December 27,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(15,926)	$36,186
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,384	21,002
Gain on marketable securities	(669)	(10,080)
Gain on real estate buyout	(457)	—
Impairment of assets	5,098	—
Income tax benefit	(15,247)	—
Other non-cash charges (benefits)	(212)	3,925
Net change in operating assets and liabilities	(4,756)	792

Net cash provided by (used in) operating activities	(13,785)	51,825

Cash flows from investing activities:
Real estate buyout	(4,343)	—
Additions to property, equipment and software	(3,409)	(1,555)
Investments in technology	(3,072)	(8,243)
Proceeds from sale of assets	—	3,500
Purchase of marketable securities	(85,118)	—
Proceeds from sale of marketable securities	41,671	10,080
Decrease in restricted cash	375	4,093
Decrease (increase) in deposits and other assets	135	(50)

Net cash provided by (used in) investing activities	(53,761)	7,825

Cash flows from financing activities:
Issuance of common stock, net of issuance costs	3,085	1,654

Net cash provided by financing activities	3,085	1,654

Net increase (decrease) in cash and cash equivalents	(64,461)	61,304

Cash and cash equivalents at beginning of period	157,893	110,964

Cash and cash equivalents at end of period	$93,432	$172,268

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

     The consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. (“we,” “us,” “our,” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited consolidated condensed financial statements do not include complete notes and financial presentations. As a result, these financial statements should be read along with our audited consolidated financial statements and notes thereto for the year ended March 27, 2004, included in our 2004 Annual Report on Form 10-K. In our opinion, the financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows, for those periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year. We maintain a web site at www.cirrus.com, which makes available free of charge our recent annual report and other filings with the SEC.

     Certain reclassifications have been made to the fiscal year 2004 financial statements to conform to the fiscal year 2005 presentation. These reclassifications had no effect on the results of operations or stockholders’ equity.

2. New Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4” which is effective for fiscal years beginning after June 15, 2005. The pronouncement requires that excessive spoilage, double freight and re-handling costs be recognized as current period charges and that fixed production overhead charges included in the cost of inventory conversion be based upon normal production capacities. This is our current policy and therefore will not affect either our financial condition or the results of operations.

     In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” which supersedes Accounting Principle Board Opinion (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, SFAS No. 123, “Accounting for Stock-Based Compensation”, and related implementation guidance. The pronouncement is effective for interim and annual periods beginning after June 15, 2005. Under this pronouncement, stock-based compensation to employees is required to be recognized as a charge to the statement of operations and such charge is to be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. We will adopt the delayed provisions of SFAS 123R during the second quarter of our fiscal year 2006. Our current policy is to not expense share-based compensation; however, we do disclose the affect of this item as currently required by SFAS 123, see Note 15, “Stock-Based Compensation.”

3. Inventories

Inventories are comprised of the following (in thousands):

	December 25,	March 27,
	2004	2004
Work in process	$22,706	$17,178
Finished goods	9,624	12,454

	$32,330	$29,632

4. Assets Held for Sale

     On June 26, 2003, we agreed to sell certain of our test operation assets for $3.5 million, to ChipPAC, Inc. (“ChipPAC”), a provider of semiconductor packaging design, assembly, test and distribution services. The assets sold consisted primarily of analog and mixed-signal testers, handlers and wafer probes. The transaction closed and we received the cash on June 30, 2003. As a result of the planned transfer of these assets to ChipPAC, we recorded an impairment charge of $0.7 million in cost of sales during the first quarter of fiscal year 2004 and reclassified the related assets to assets held for sale, a component of other current assets. We completed the transfer of assets during December 2004, and therefore, we no longer reflect the value of these assets on the balance sheet. On August 4, 2004, ChipPAC merged with ST Assembly Test Services, Ltd and renamed the new combined entity STATS ChipPAC Ltd. ChipPAC continues to operate as a wholly-owned subsidiary of the new entity. In addition to the transfer of assets, we have entered into a long-term outsourcing agreement pursuant to which ChipPAC will provide package development, wafer probe, assembly, final test and distribution services to us.

5. Marketable Securities

     Our investments that have original maturities greater than ninety days have been classified as available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” Marketable securities are categorized on the Balance Sheet as Restricted Investments, Marketable Securities and Long-term Marketable Securities, as appropriate.

     The following table is a summary of available-for-sale securities as of December 25, 2004 (in thousands):

		Gross	Gross	Estimated Fair
	Amortized	Unrealized	Unrealized	Value (Net Carrying
	Cost	Gains	Losses	Amount)
Corporate securities – U.S.	$49,949	$—	$(232)	49,717
U.S. Government securities	35,361	—	(82)	35,279

Total debt securities	85,310	—	(314)	84,996
Marketable equity securities	—	—	—	—

	$85,310	$—	$(314)	$84,996

     The following table is a summary of available-for-sale securities as of March 27, 2004 (in thousands):

				Estimated Fair
	Amortized	Unrealized	Unrealized	Value (Net Carrying
	Cost	Gains	Losses	Amount)
Corporate securities – U.S.	$19,556	$13	$—	$19,569
Corporate securities – non — U.S.	957	4	—	961
U.S. Government securities	9,571	9	—	9,580
Agency discount notes	6,991	1	—	6,992
Commercial paper	3,994	1	—	3,995

Total debt securities	41,069	28	—	41,097
Marketable equity securities	580	571	—	1,151

	$41,649	$599	$—	$42,248

     The cost and estimated fair value of available-for-sale investments by contractual maturity were as follows:

	December 25, 2004		March 27, 2004
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$69,897	$69,677	$34,090	$34,101
After 1 year through 2 years	15,413	15,319	6,979	6,996
After 2 years	—	—	—	—

Total debt securities	85,310	84,996	41,069	41,097
Marketable equity securities	—	—	580	1,151

	$85,310	$84,996	$41,649	$42,248

     During the first quarter of fiscal year 2005, we realized a gain of $0.7 million related to the sale of our investment in Silicon Laboratories, Inc., which resulted from their acquisition of Cygnal Integrated Products, Inc. in which we had an investment. We received $1.2 million, net of commissions for this sale of securities. Further, in the second quarter of fiscal year 2004, we realized a gain of $10.1 million related to our investment in SigmaTel, Inc. (“SigmaTel”). In November 2000, we entered into a litigation settlement with SigmaTel in which we received shares of common stock, guaranteed to be valued at $10.5 million should SigmaTel complete an initial public offering (“IPO”) in the future. On September 16, 2003, SigmaTel completed their IPO. We sold all of our shares and received $5.6 million, net of selling commissions. We also received a payment of $4.5 million from SigmaTel, which was the difference between the guaranteed $10.5 million value and the gross IPO value of our shares.

6. Intangibles, net

     The following information details the gross carrying amount and accumulated amortization of our intangible assets (in thousands):

	As of December 25, 2004		As of March 27, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Core Technology	$8,290	$(6,052)	$8,290	$(4,642)
License Agreements	1,940	(1,398)	1,940	(1,080)
Existing Technology	43,430	(35,900)	43,430	(27,431)
Trademarks	320	(293)	320	(233)
Technology Licenses	13,245	(8,775)	17,166	(9,122)

	$67,225	$(52,418)	$71,146	$(42,508)

     Amortization expense for all intangible assets during the third quarter of fiscal years 2005 and 2004 was $4.2 million and $4.5 million, respectively. Amortization expense for the first nine months of fiscal years 2005 and 2004 was $13.0 million and $13.9 million, respectively.

     The following table details the estimated aggregate amortization expense for all of our intangibles as of December 25, 2004 for the remainder of fiscal year 2005 and for each of the five succeeding fiscal years (in thousands):

For the remainder of the year ended March 26, 2005	$4,024
For the year ended March 25, 2006	7,793
For the year ended March 31, 2007	1,433
For the year ended March 9, 2008	1,026
For the year ended March 8, 2009	278
For the year ended March 7, 2010	236

7. Income Taxes

     We realized a net income tax benefit of $15.1 million during the third quarter and for the first nine months of fiscal year 2005. This net benefit is comprised of an income tax benefit of $15.2 million resulting from the expiration in December 2004 of the statute of limitations for the years in which we had previously recorded certain potential U.S. federal tax liabilities. The income tax benefit is partially offset by $0.1 million of foreign income tax expense. We realized an income tax benefit of $7.1 million for the first nine months of fiscal year 2004, primarily as a result of a benefit of $7.2 million resulting from the expiration of the statute of limitations for the years in which we had previously recorded certain potential state tax liabilities. The income tax benefit was partially offset by $0.1 million of income tax expense that consisted primarily of foreign withholding and foreign income taxes.

     Our income tax liability balance is comprised primarily of tax contingencies that are recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. These exposures result from the varying application of statutes, rules, regulations and interpretations. Our tax contingencies are established based on past experiences and judgments about potential actions by taxing jurisdictions, and relate primarily to transfer pricing positions we have taken in a variety of countries in which we operate. The ultimate resolution of these matters may be materially greater or less than the amount that we have accrued.

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

8. Restructuring and Other Costs

     During the third quarter of fiscal year 2005, we recorded a charge of $0.9 million for severance related items associated with our December 16, 2004 workforce reductions, which affected 41 individuals in the U.S. In connection with this reduction, we also recorded an impairment charge of $1.9 million for the abandonment of certain computer aided design (“CAD”) and other software tools that will no longer be utilized. In addition, we recorded a $0.3 million charge as a result of changes to severance expense estimates made in connection with our August 25, 2004 workforce reduction. During the fourth quarter of fiscal year 2005, we will complete the restructuring activity announced on December 16, 2004, and anticipate an additional charge for severance related expenses of up to $2.0 million.

     During the second quarter of fiscal year 2005, we recorded a charge of $1.5 million in operating expenses for severance and facility related items associated with our August 25, 2004 workforce reductions, which affected approximately 55 individuals worldwide. In connection with this reduction, we recorded an impairment charge of $3.2 million for the abandonment of certain computer aided design (“CAD”) software tools that will no longer be utilized. These charges were partially offset by the release of a $0.5 million gain resulting from a lease buyout that we completed in the second quarter of fiscal year 2005. The cost for this leased facility had been partially accrued when a portion of the space was vacated during our fiscal year 2002 workforce reductions. During the first quarter of fiscal 2005, the remaining cost was accrued when the leased space was completely vacated. The total buyout amount of $4.3 million was less than the recorded liability and hence, we recognized the benefit of $0.5 million from this transaction against the restructuring expenses incurred during the second quarter of fiscal year 2005.

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

     As of December 25, 2004, we had a remaining accrual from all of our past restructurings of $6.7 million, primarily related to net lease amounts that will be paid over their respective lease terms through fiscal year 2013, along with other anticipated lease termination costs. We have classified $3.4 million of this restructuring accrual as long term.

     The following table details the changes in all of our restructuring accruals during the nine months ended December 25, 2004:

	March 27,			December 25,
Description	2004	Charges to P&L	Cash Payments	2004
Severance - fiscal year 2005	$—	$2,634	$(1,326)	$1,308
Severance - fiscal year 2004	174	—	(174)	—
Facilities abandonment - fiscal year 2005	—	1,254	(1,177)	77
Facilities abandonment - fiscal year 2004	5,297	18	(747)	4,568
Facilities abandonment - fiscal year 2003	267	(25)	(42)	200
Facilities abandonment - fiscal year 2002	3,665	—	(3,560)	105
Facilities abandonment - fiscal year 1999	397	—	—	397

	$9,800	$3,881	$(7,026)	$6,655

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

     The shares used in the computation of basic and diluted earnings per share are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 25,	December 27,	December 25,	December 27,
	2004	2003	2004	2003
Basic weighted-average common shares outstanding	84,773	84,015	84,621	83,908

Dilutive effect of employee stock options	1,386	2,425	—	1,350

Diluted weighted-average common shares outstanding	86,159	86,440	84,621	85,258

     Incremental weighted average common shares attributable to the assumed exercise of outstanding options of 1.6 million as of December 25, 2004 were excluded from the computation of diluted net loss per share because the effect would be anti-dilutive due to our net loss during the first nine months of fiscal years 2005.

     The weighted outstanding options excluded from our diluted calculation for the three months ended December 25, 2004 and December 27, 2003 were 7.6 million and 5.3 million respectively, as the exercise price exceeded the average market price during the respective three-month periods. The weighted outstanding options excluded from our diluted calculation for the nine months ended December 25, 2004 and December 27, 2003 were 7.4 million and 6.8 million respectively, as the exercise price exceeded the average market price during the respective nine month periods.

10. Deferred Income on Shipments to Distributors

     Sales made to domestic distributors and certain international distributors are deferred until the final sale to the end customer has occurred. In general, these distributor agreements allow for certain rights of return, price adjustments, and price protection. Included in the $7.9 million of deferred income at December 25, 2004 is $2.2 million in product shipped by a distributor to their customer during the third quarter of fiscal 2005 that had not met all the criteria for revenue recognition. Consequently, the sales associated with these shipments have been deferred until such time as all revenue recognition criteria has been satisfied.

11. Contingencies

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

     On December 5, 2003, for reasons related to the potential lack of jurisdiction for certain claims in federal district court, Fujitsu filed a complaint in California state court alleging claims substantially similar to those filed against us in district court and, in addition, alleging fraud and other related claims against Amkor and Sumitomo. On December 23, 2003, we filed a cross-complaint in California state court alleging the same claims against Fujitsu as we alleged in federal district court and further alleging fraud and other related claims against Amkor and Sumitomo based on their alleged knowledge that the molding compound used in the packaging materials sold to us was defective. On May 10, 2004, the state court issued an order finding the facts supporting the new fraud and negligent misrepresentation causes of action against Amkor and Sumitomo set forth in our cross-complaint insufficient. On June 18, 2004, we filed an amended cross complaint asserting the same fraud and negligent misrepresentation claims against Amkor and Sumitomo in more detail. On August 24, 2004, the court again found the fraud and negligent misrepresentation claims in our cross-complaint were insufficient and granted 30 days for us to file another amended cross-complaint. We filed a second amended cross complaint on October 4, 2004, in which we alleged additional factual detail in support of these claims. On November 23, 2004, the court found that we had alleged sufficient facts to support our fraud and negligent misrepresentation claims against Amkor and Sumitomo.

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

St. Paul Fire and Marine Insurance Company

     On June 9, 2004, we filed a complaint for declaratory relief against St. Paul Fire and Marine Insurance Co. (“St. Paul”) in the United States District Court, Northern District of California. Specifically, the complaint seeks a judicial determination and declaration that the Technology Commercial General Liability Protection (“CGL”) coverage under an insurance policy issued to us by St. Paul provides Cirrus with insurance coverage for Cirrus’s defense of claims brought by Fujitsu in the previously referenced matter. Pursuant to our CGL policy, the costs and expenses associated with defending our lawsuit against Fujitsu would be covered, but would not reduce the policy coverage limits. On August 23, 2004, St. Paul answered the complaint, denying that it was obligated to defend us under the CGL policy.

     In the event that the Court determines that St. Paul is not obligated to defend us under the CGL coverage, St. Paul is currently providing coverage under the Technology Errors and Omissions Liability Protection (“E&O”) portion of the insurance policy issued to us by St. Paul. Although we believe that our E&O coverage covers defense costs and any potential liability to Fujitsu, our costs associated with defending the lawsuit would apply to and reduce the limits of our insurance coverage.

     Despite filing this lawsuit, we continue to believe that we have valid claims in the Fujitsu litigation against Amkor and Sumitomo. In addition, as previously indicated, we cannot predict the ultimate outcome of the Fujitsu litigation and we are unable to estimate any potential liability we may incur.

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

     On November 16, 2004, an administrative law judge determined that both patents asserted against Wolfson were valid and infringed. However, with respect to U.S. Patent No. 6,492,928, the administrative law judge also determined that the patent was not enforceable due to our failure to provide certain information to the Patent and Trademark Office as part of our efforts to obtain the patent. The ITC has further determined that it will not review that decision. We expect a final determination as to the remedy that we are entitled to with respect to U.S. Patent No. 6,011,501 in early February, 2005.

Silvaco Data Systems

     On December 8, 2004, Silvaco Data Systems (“Silvaco”) filed suit against us, and others, alleging misappropriation of trade secrets, conversion, unfair business practices, and civil conspiracy. Silvaco’s complaint stems from a trade secret dispute between Silvaco and a software vendor, Circuit Semantics, Inc., who supplies us with certain software design tools. Silvaco alleges that our use of Circuit Semantic’s design tools infringes upon Silvaco’s trade secrets and that we are liable for compensatory damages in the sum of $10 million. Silvaco has not indicated how it will substantiate this amount of damages and we are unable to reasonably estimate the amount of damages, if any.

     We intend to defend the lawsuit vigorously. In addition, Circuit Semantics is obligated to defend and indemnify us pursuant to our license agreement with them for the software. However, we cannot predict the ultimate outcome of this litigation and we are unable to estimate any potential liability we may incur.

Facilities Under Operating Lease Agreements

     We lease our facilities under operating lease agreements. Our principal facility, located in Austin, Texas, is 197,000 square feet and houses our headquarters and engineering facility. The lease agreement for this facility includes a potential obligation to enter into another lease agreement for a period of 10 years for an additional 64,000 square feet in a new building to be built on property next to our current facility. This obligation was contingent upon construction beginning on the new facility before November 10, 2004. On September 14, 2004, our landlord provided us notice that it had elected to construct the new building. However, as of February 1, 2005, actual construction on the new building had not commenced. On November 12, 2004, we filed suit against our landlord in the state district court of Travis County, Texas seeking declaratory relief as to our obligations under the current operating lease agreement. Specifically, we seek a declaration that we have no obligation to lease an additional two floors of space because the landlord did not commence construction of the new facility before November 10, 2004.

     In the event that the court determines that the owner of the property has strictly complied with all notices and conditions precedent to entering a new lease, we believe that construction on the new facility will be completed in July 2006 and that the yearly minimum future lease payments could be as much as $1.7 million. In addition, we may be required to provide a cash deposit of $200,000 and segregate and restrict an additional $3 million of our available cash balance in the form of a letter of credit.

Other Claims

     On June 3, 2003, the Inland Revenue Authority of Singapore (“IRAS”) notified us that it disagreed with our classification of sales to certain disk drive customers from May 1997 through March 1998, resulting in additional goods and services taxes (“GST”) owed by us. After a thorough review of these matters by both the Company and representatives from IRAS, we reached an agreement in the third quarter of 2005 on this and all other audit issues covering years 1997 through 2000. As a result, instead of incurring a liability, the Company is due $2.3 million for reclaimed GST collected by vendors during the years 1997 through 2000. This amount has been accrued as of December 25, 2005, and is included in Other current assets.

     From time to time, other various claims, charges and litigation are asserted or commenced against us arising from, or related to, contractual matters, intellectual property, employment disputes, as well as other issues. Frequent claims and litigation involving these types of issues are not uncommon in the integrated circuit (“IC”) industry. As to any of these claims or litigation, we cannot predict the ultimate outcome with certainty.

12. Litigation Settlement

Western Digital

     On August 22, 2003, we signed an agreement to settle prior litigation with Western Digital Corporation and its Malaysian subsidiary, Western Digital (M) SDN.BHD, (“WD”). Under the terms of the agreement, WD made a one-time payment to us of $45 million on October 16, 2003. We recorded the settlement as a credit to operating expense during the third quarter of fiscal year 2004 when the payment was received. Part of the $45 million received from WD represented a recovery of bad debt expense recorded in a prior year of approximately $26.5 million.

13. Patent agreement and settlements, net

     During the third quarter of fiscal 2005, we released $0.6 million in accrued legal fees originally accrued during the second quarter fiscal 2004, in connection with the sale of certain patents.

     On August 11, 2003, we entered into a Patent Sale, Assignment and Cross-License Agreement with NVIDIA and NVIDIA International, Inc. to settle certain pending litigation. As a result of this agreement, NVIDIA paid us $9 million on August 11, 2003. On September 23, 2003, we entered into a Patent Sale, Assignment and Cross-License Agreement with ATI and ATI International SRL to settle certain additional pending litigation. As a result of this agreement, ATI paid us $9 million on October 2, 2003. Under the terms of a contingency fee arrangement, we were obligated to pay outside counsel a percentage of these settlements. Both the settlements and the contingent legal fees, which totaled $14.4 million, were recorded in the second quarter of fiscal year 2004 as a separate line item in operating expenses under the heading “Patent agreement and settlements, net.”

14. Comprehensive Income

     The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 25,	December 27,	December 25,	December 27,
	2004	2003	2004	2003
Net income (loss)	$2,530	$39,449	$(15,926)	$36,186
Adjustments to arrive at comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	(205)	232	(245)	1,344
Realized gain on marketable equity securities	—	—	(669)	—
Change in unrealized loss on foreign currency translation adjustments	—	152	1	49

Comprehensive income (loss)	$2,325	$39,833	$(16,839)	$37,579

15. Stock-Based Compensation

     The FASB issued SFAS No. 123R “Share-Based Payment” which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” SFAS No. 123, “Accounting for Stock-Based Compensation” and related implementation guidance. The pronouncement is effective for interim and annual periods beginning after June 15, 2005, and we will implement it at that time. Refer to Note 2, “New Accounting Pronouncements,” for a more detailed discussion of the specific requirements.

     The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 25,	December 27,	December 25,	December 27,
	2004	2003	2004	2003
Net income (loss) as reported	$2,530	$39,449	$(15,926)	$36,186
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	145	304	452	1,084

Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax related effects	(2,663)	(3,752)	(9,145)	(10,790)

Proforma net income (loss)	$12	$36,001	$(24,619)	$26,480

Basic net income (loss) per share as reported	$0.03	$0.47	$(0.19)	$0.43
Proforma basic net income (loss) per share	$—	$0.43	$(0.29)	$0.32
Diluted net income (loss) per share as reported	$0.03	$0.46	$(0.19)	$0.42
Proforma diluted net income (loss) per share	$—	$0.42	$(0.29)	$0.31

16. Segment Information

     Factors used in determining the reportable business segments include the nature of operating activities, existence of separate senior management teams, and the type of information presented to the company’s chief operating decision maker to evaluate the results of operations and allocated resources.

     We design, develop and sell high-performance analog or mixed-signal and digital processing integrated circuits (“ICs”) for various electronics applications. The nature of our products and operating activities, as well as selling methods, is consistent among all of our products. Our product groups have similar characteristic and customers. We have one senior management team and the information is presented to the company’s chief operating decision maker to evaluate all results and allocated resources as one operating segment.

     We operate in one operating segment, and prior to the third quarter 2005, we tracked our revenue under two product lines: Analog and Video. On December 16, 2004, we announced that we would be implementing a product-line structure focusing on four product lines; Mixed-signal audio products, Embedded products, Industrial products, and Video products, rather than the two product lines previously reported. The primary change from our previously reported product lines has been to further divide the Analog product line into Mixed-signal audio products, Embedded products, and Industrial products. Additionally, in previous periods, sales of certain video ICs used in DVD receiver applications had been reported as Video products. As these parts also contain characteristics of audio applications, sales of these ICs are now reported within the embedded products lines.

     In accordance with SFAS 131, below is a summary of our product line information and all historical information has been restated to reflect the new product line classifications (in thousands):

	Three Months Ended		Nine Months Ended
	December 25,	December 27,	December 25,	December 27,
	2004	2003	2004	2003
Mixed-signal audio products	$21,956	$28,238	$75,161	$71,832
Embedded products	11,068	11,132	36,497	36,804
Industrial products	7,918	6,277	28,424	17,938
Video products	3,094	9,623	14,403	19,550

	$44,036	$55,270	$154,485	$146,124

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read along with the unaudited consolidated condensed financial statements and notes thereto included in Item 1 of this Quarterly Report, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 27, 2004, contained in our 2004 Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding fourth quarter sales, gross margins, combined research and development and selling, general and administrative expenses, restructuring activities and charges, and amortization of acquired intangibles. Words such as “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” “intend” and variations of these types of words and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ significantly and adversely from those expressed in any forward-looking statements.

     Among the important factors that could cause actual results to differ substantially from those indicated by our forward-looking statements are those discussed below under the subheading “Factors That May Affect Future Operating Results” and elsewhere in this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason. Readers should carefully review the risk factors described in “Factors That May Affect Future Operating Results” below, as well as in the documents filed by us with the Securities and Exchange Commission, specifically the most recent reports on Forms 10-K, 10-Q and 8-K, each as it may be amended from time to time.

Company Overview

     Cirrus Logic, Inc. (“we,” “us,” “our,” or the “Company”) is a leader in digital audio, video and high-performance analog and mixed-signal integrated circuits (“ICs”) for consumer entertainment, automotive entertainment and industrial applications. We develop and market ICs and system and embedded software used by original design manufacturers (“ODMs”) and original equipment manufacturers (“OEMs”). We also provide complete system reference designs based on our technology that facilitate our customers’ ability to bring products to market in a timely and cost-effective manner.

     We operate in one operating segment, and prior to the third quarter 2005, we tracked our revenue under two product lines: Analog and Video. On December 16, 2004, we announced that we would be implementing a product-line structure focusing on four product lines; Mixed-signal audio products, Embedded products, Industrial products, and Video products, rather than the two product lines previously reported. The primary change from our previously reported product lines has been to further divide the

Analog product line into Mixed-signal audio products, Embedded products, and Industrial products. Additionally, in previous periods sales of certain video ICs used in DVD receiver applications had been reported as Video products. As these parts also contain characteristics of audio applications, sales of these ICs are now reported within the embedded products lines. All historical information has been restated to reflect the new product line classifications.

     Our Mixed-signal audio products is our largest line and includes home audio, home video, pro-audio, automotive, portable, and console/PC applications. The second largest line is the Embedded products line. This includes multi-channel audio, networked audio, audio consulting, general purpose ARM, and communications applications. Our Industrial product line targets industrial process controls, analytical instruments, power meters, seismic, and consumer utility applications. The remaining line is the Video product line which supports DVD recording products.

     We maintain sales, design and technical support personnel in the U.S. and other locations near our customers. To better support our customer base, most of which maintain design and/or manufacturing sites in Asia, we have increased our Pacific Rim workforce from 155, or 20% of our work force, at the end of fiscal year 2004, to 174, or 26% of our workforce, at the end of the third fiscal quarter of fiscal year 2005. In addition to direct sales, we also utilize third party distributor channels.

     We contract with third party manufacturers, located close to our Asian-based customers, for substantially all of our wafer fabrication and assembly. In addition, during the third quarter of fiscal 2005, we completed the transition of a substantial portion of our test operations to third parties located in Asia. Our manufacturing organization qualifies each product, participates in defining processes and packages for our ICs, defines and controls the manufacturing process at our suppliers, develops test programs and performs production testing of our products in accordance with our ISO-certified quality management system. This fabless manufacturing strategy allows us to concentrate on our design strengths, minimize fixed costs and capital requirements, access advanced manufacturing facilities, and provide flexibility on sourcing through multiple qualified vendors.

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

     We believe the following critical accounting policies are affected by our more significant judgments and estimates used in the preparation of the consolidated financial statements:

▪	We maintain allowances for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We regularly evaluate our allowance for doubtful accounts based upon the age of the receivable, our ongoing customer relations, as well as any disputes with the customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which could have a material effect on our operating results and financial position. Additionally, we may maintain an allowance for doubtful accounts for estimated losses on receivables from customers with whom we are involved in litigation.

▪	Inventories are recorded at the lower of cost or market, with cost being determined on a first-in, first-out basis. We write down inventories to net realizable value based on forecasted demand and the age of the inventory. Actual demand and market conditions may be different from those projected by management, which could have a material effect on our operating results and financial position.

▪	We evaluate the recoverability of property and equipment and intangible assets in accordance with Statement of Financial Accounting Standard No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” This standard requires recognition of impairment of long-lived assets in the event the carrying value of these assets exceeds the fair value of the applicable assets. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, which could have a material effect on our operating results and financial position.

▪	Restructuring charges for workforce reductions and facilities consolidation reflected in the accompanying financial statements were estimated based upon specific plans established by management, in accordance with Emerging Issues Task Force No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” or SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” depending upon the time of the restructuring activity. We use an estimated borrowing rate as the discount rate for all of our restructuring accruals made under SFAS 146. Our facilities consolidation accruals were based upon our estimates as to the length of time a facility would be vacant, as well as the amount of sublease income we would receive once we sublet the facility, after considering current and projected conditions for the applicable rental market. Changes in these estimates could result in an adjustment to our restructuring accruals in a future quarter, which could have a material effect on our operating results and financial position.

▪	Our tax liability is comprised primarily of tax contingencies that are recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. These exposures result from the varying application of statutes, rules, regulations and interpretations. Our tax contingencies are established based on past experiences and judgments about potential actions by taxing jurisdictions, and relate primarily to transfer pricing positions we have taken in a variety of countries in which we operate. The ultimate resolution of these matters may be materially greater or less than the amount that we have accrued.

▪	We are subject to the possibility of loss contingencies for various legal matters. We regularly evaluate current information available to us to determine whether any accruals should be made based on the status of the case, the results of the discovery process and other factors. If we ultimately determine that an accrual should be made for a legal matter, this accrual could have a material effect on our operating results and financial position and the ultimate outcome may be materially different from our estimate.

Results of Operations

     The following table summarizes the results of our operations for the third quarter and first nine months of fiscal years 2005 and 2004, as a percentage of net sales. Historical amounts have been restated to reflect the current product lines and all percentage amounts were calculated using the underlying data in thousands:

	Three Months Ended		Nine Months Ended
	December 25,	December 27,	December 25,	December 27,
	2004	2003	2004	2003
Mixed-signal audio products	50%	51%	49%	49%
Embedded products	25%	20%	24%	25%
Industrial products	18%	11%	18%	12%
Video products	7%	17%	9%	13%

Net sales	100%	100%	100%	100%
Cost of sales	61%	48%	53%	49%
Gross Margin	39%	52%	47%	51%

Research and development	35%	33%	33%	41%
Selling, general and administrative	21%	22%	23%	25%
Amortization of acquired intangibles	8%	6%	7%	8%
Restructuring and other costs	7%	2%	6%	6%
Litigation settlement	0%	(81%)	0%	(31%)
Patent agreement and settlement, net	(1%)	0%	0%	(10%)

Total operating expenses	70%	(18%)	69%	39%

Income (loss) from operations	(31%)	70%	(22%)	12%
Realized gain on marketable securities	0%	0%	0%	7%
Interest income (expense), net	2%	1%	2%	1%
Other income (expense), net	1%	0%	0%	0%

Income (loss) before income taxes	(28%)	71%	(20%)	20%
Provision (benefit) for income taxes	(34%)	0%	(10%)	(5%)

Net income (loss)	6%	71%	(10%)	25%

Net Sales

     During the third quarter of fiscal year 2005, net sales were $44.0 million, down 20% from net sales of $55.3 million during the third quarter of fiscal year 2004. The $11.3 million decrease was due to lower than expected consumer demand for DVD players and recorders during the holiday season. This significantly reduced our customers’ need for both audio converters and video ICs used in these products. Net sales from our mixed-signal products were down $6.3 million, or 22% in the third quarter of fiscal year 2005, compared with the third quarter of fiscal year 2004. This reduction was due to lower demand for our 2-channel digital-to-analog converters sold to Chinese DVD player manufacturers. Net sales from our embedded products remained relatively flat. Net sales from our industrial products were up $1.6 million, or 26%, due in large part to increased demand for energy exploration applications. Net sales from the video line were down $6.5 million, or 68% from the third quarter of fiscal 2004 due to excess inventory in the channel, as our customers’ supply on hand was adequate to meet the needs of their retail customers.

     Year-to-date net sales were $154.5 million, up $8.4 million, or 6% from net sales of $146.1 million during the first nine months of fiscal year 2004. Net sales from our mixed-signal products increased $3.3 million, or 5% during the first nine months of fiscal year 2005, as compared with the first nine months of fiscal year 2004. The year-over-year increase in net sales of our mixed signal products was primarily due to an increase in shipments of audio converters during the first two quarters of 2005. Net sales of our embedded products line remained relatively flat year over year and net sales of our industrial product line increased $10.5 million, or 58% as we continue to target industrial process control, analytical instruments, power meter, seismic, and consumer utility applications. Net sales from our video products were down $5.1 million, or 26% for the first nine months of fiscal year 2005, as compared to the first nine months of fiscal year 2004. The year-to-date decrease in net sales of our video products was due to lower than anticipated demand during the third quarter of 2005, as our customers’ supply on hand was adequate to meet the needs of their retail customers.

     For the fourth quarter of fiscal year 2005, our demand forecast remains cautious. Our outlook for the seasonally slow March quarter includes an expectation of lower demand that typically follows the December holiday quarter. We expect our total sales in the fourth quarter of fiscal year 2005 to be between $40 million and $42 million.

     Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 65% and 72% of net sales during the third quarter of fiscal years 2005 and 2004, respectively. Export sales were 66% and 71% of total sales in the first nine months of fiscal years 2005 and 2004, respectively. Our sales are denominated in U.S. dollars. As a result, we have not entered into foreign currency forward exchange or option contracts.

     We had no direct customers that accounted for more than 10% of our sales during the third quarter of fiscal 2005. Sales to our distributors represented 58% and 63% of our net sales during the third quarter of fiscal year 2005 and 2004, respectively, and 62% and 65% of our net sales during the first nine months of fiscal year 2005 and 2004, respectively. The following table summarizes sales to distributors that represent more than 10% of our consolidated net sales.

	Three Months Ended		Nine Months Ended
	December 25,	December 27,	December 25,	December 27,
	2004	2003	2004	2003
Memec Group Holdings Ltd.	26%	17%	27%	19%
Honestar Technologies	5%	11%	7%	8%
Ryoyo Electro Corporation	8%	6%	6%	9%
Sunamper Electronics Co. Ltd.	2%	9%	3%	8%

Gross Margin

     Gross margin was 39.1% in the third quarter of fiscal year 2005, compared with 52.0% in the third quarter of fiscal year 2004. During the third quarter of fiscal year 2005, we recorded a net charge to cost of sales of $5.0 million, which had a 10.8% negative affect on gross margin. This net charge was comprised of a $7.0 million write-down to our inventory for excess and slow moving product, offset by a benefit from the sale of $2.0 million in product whose value had been written down to zero in prior periods.

     Gross margin was 46.5% and 51.0% during the first nine months of fiscal years 2005 and 2004, respectively. On a year-to-date basis, we recorded a net charge of $8.9 million, which had a 5.7% negative affect on gross margin. This net charge was comprised of a $12.4 million write-down to our inventory for excess and slow moving product, offset by a benefit from the sale of $3.5 million in product whose value had been written down to zero in prior periods.

     We expect our margins to return to the targeted 51% to 53% range for the fourth quarter of fiscal year 2005.

Research and Development Expense

     Research and development expense (“R&D”) decreased $2.7 million, or 15.1% in the third quarter of fiscal year 2005 to $15.5 million, compared with $18.2 million in the third quarter of fiscal year 2004. Research and development expense for the first nine months of fiscal year 2005 totaled $52.0 million, a decrease of $7.3 million, or 12.3%, from $59.3 million during the comparable period in fiscal year 2004.

The R&D workforce decreased by 32 individuals on a year-over-year basis as we continue to better align our resources with our current expectations and requirements.

Selling, General and Administrative Expense

     Selling, general and administrative expense (“SG&A”) decreased $2.6 million, or 21% in the third quarter of fiscal year 2005 to $9.6 million, compared with $12.2 million in the third quarter of fiscal year 2004. The decrease primarily resulted from a one-time benefit of $2.3 million attributable to a favorable ruling on reclaimed goods and services tax (“GST”). SG&A for the first nine months of fiscal year 2005 decreased $1.6 million, or 4.4% to $35.3 million, from $36.9 million during the comparable period in fiscal year 2004. On a year-to-date basis, the GST benefit was offset by an increase in legal fees, primarily associated with our Wolfson and Fujitsu litigations.

     We expect our combined R&D and SG&A to be between $25 million and $26 million for the fourth quarter of fiscal 2005.

Restructuring and Other Costs

     During the third quarter of fiscal year 2005, we recorded total restructuring and other charges of $3.1 million for severance expenses related to a workforce reduction plan initiated in December 2004 and for abandoned software and computer aided design (“CAD”) software tools that will not be used due to our workforce reductions.

     For the first nine months of fiscal 2005, total restructuring and other costs was $9.0 million. In addition to the amounts recorded during the third quarter of 2005, during the second quarter of fiscal year 2005, we recorded total restructuring and other charges of $4.6 million for severance activity related to a workforce reduction plan initiated in August 2004, and for an abandonment of computer aided design (“CAD”) software tools that will not be used due to the workforce reductions. This restructuring charge was partially offset by a $0.5 million favorable outcome related to a long-term lease buyout. Additionally, during the first quarter of fiscal 2005, we recorded restructuring charges of $1.6 million for facility consolidations, and an impairment charge of $0.1 million related to property and equipment associated with our Pune, India facility closure.

     During the third quarter of fiscal year 2004, we recorded a restructuring charge of $0.9 million, primarily related to severance for workforce reductions. During the first nine months of fiscal year 2004, we also recorded a restructuring charge of $5.9 million for facility consolidations primarily in California and Texas, an impairment charge of $1.5 million for property and equipment associated with our Austin, Texas facility consolidation, and a net restructuring charge of $1.5 million related to workforce reductions.

     We continue to review our operations and processes to better align our operating expenses with our anticipated sales. We expect that additional opportunities to create efficiencies and streamline our cost structures will be identified and may result in an additional restructuring charge. During the fourth quarter of fiscal year 2005, we will complete the restructuring activity announced on December 16, 2004, and anticipate an additional charge for severance related expenses of up to $2 million.

Amortization of Acquired Intangibles

     We recorded a $3.4 million charge in the third quarter during each of the fiscal years 2005 and 2004, for amortization of acquired intangibles related to acquisitions completed in fiscal years 2002 and 2000. For the first nine months of fiscal years 2005 and 2004, our amortization expense was $10.3 million and $11.0 million, respectively. This decrease was attributable to the completion of the amortization of the acquired intangibles from our AudioLogic, Inc. acquisition. We expect the amortization charge for the fourth quarter of 2005 to remain at $3.4 million.

Litigation Settlement

     On August 22, 2003, we signed an agreement to settle prior litigation with Western Digital Corporation and its Malaysian subsidiary, Western Digital (M) SDN.BHD, (“WD”). Under the terms of the agreement, WD made a one-time payment to us of $45 million on October 16, 2003. We recorded the settlement as a credit to operating expense during the third quarter of fiscal year 2004 when the payment was received. Part of the $45 million received from WD represented a recovery of bad debt expense recorded in a prior year of approximately $26.5 million.

Patent Agreement and Settlements, Net

     During the third quarter of fiscal 2005, we released $0.6 million in accrued legal fees originally accrued during the second quarter fiscal 2004, in connection with the sale of certain patents.

     On August 11, 2003, we entered into a Patent Sale, Assignment and Cross-License Agreement with NVIDIA and NVIDIA International, Inc. to settle certain pending litigation. As a result of this agreement, NVIDIA paid us $9 million on August 11, 2003. On September 23, 2003, we entered into a Patent Sale, Assignment and Cross-License Agreement with ATI and ATI International SRL to settle certain additional pending litigation. As a result of this agreement, ATI paid us $9 million on October 2, 2003. Under the terms of a contingency fee arrangement, we were obligated to pay outside counsel a percentage of these settlements. Both the settlements and the contingent legal fees, which totaled $14.4 million, were recorded in the second quarter of fiscal year 2004 as a separate line item in operating expenses under the heading “Patent agreement and settlements, net.”

Realized Gain on Marketable Equity Securities

     During the first quarter of fiscal year 2005, we realized a gain of $0.7 million related to the sale of our investment in Silicon Laboratories, Inc., which resulted from their acquisition of Cygnal Integrated Products, Inc. in which we had an investment. We received $1.2 million, net of commissions for this sale of securities. Further, in the second quarter of fiscal year 2004, we realized a gain of $10.1 million related to our investment in SigmaTel, Inc. (“SigmaTel”). In November 2000, we entered into a litigation settlement with SigmaTel in which we received shares of common stock, guaranteed to be valued at $10.5 million should SigmaTel complete an initial public offering (“IPO”) in the future. On September 16, 2003, SigmaTel completed their IPO. We sold all of our shares and received $5.6 million, net of selling commissions. We also received a payment of $4.5 million from SigmaTel, which was the difference between the guaranteed $10.5 million value and the gross IPO value of our shares.

Interest Income (Expense), Net

     Interest income, net of interest expense more than doubled for the third fiscal quarter of 2005, to $0.9 million, from $0.5 million for the third quarter of fiscal year 2004. For the first nine months of fiscal year 2005, net interest income increased $0.9 million to $2.2 million from $1.3 million in the first nine months of fiscal year 2004. These increases were due primarily to higher yields on our investments.

Income Taxes

     We realized a net income tax benefit of $15.1 million during the third quarter of fiscal year 2005 and for the first nine months of fiscal year 2005. This net benefit was comprised of an income tax benefit of $15.2 million resulting from the expiration in December 2004, of the statute of limitations for the years in which we had previously recorded certain potential U.S. federal tax liabilities. The income tax benefit was partially offset by $0.1 million of foreign income tax expense. We realized an income tax benefit of $7.1 million for first nine months of fiscal year 2004, primarily as a result of a benefit of $7.2 million resulting from the expiration of the statute of limitations for the years in which we had previously recorded certain potential state tax liabilities. The income tax benefit was partially offset by $0.1 million of income tax expense that consisted primarily of foreign withholding and foreign income taxes.

     SFAS 109, “Accounting for Income Taxes,” provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance equal to our net deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis.

Liquidity and Capital Resources

     We used $13.8 million of cash and cash equivalents in our operating activities during the first nine months of fiscal year 2005, primarily due to the cash elements of our net loss, coupled with a decrease in operating liabilities. In the comparable period of fiscal year 2004, we generated $51.8 million of cash and cash equivalents, primarily due to the cash received, net of expenses, for the successful outcome of three litigation settlements totaling $59.4 million. This source of cash was partially offset by an increase in our inventory balances during the first nine months of fiscal 2004.

     We used $53.8 million of cash in investing activities during the first nine months of fiscal year 2005. This includes net purchases of $43.4 million in fixed-income marketable securities and $6.5 million in equipment, primarily used for testing, and software licenses. Further, during the second quarter of fiscal year 2005, we completed a $4.3 million buyout of a multi-year lease for one of our domestic facilities. In the first nine months of fiscal year 2004, we generated $7.8 million of cash from investing activities, primarily from the sale of marketable equity securities, a decrease in the level of restricted cash we must maintain, and the sale of assets related to our manufacturing test operations. These cash sources were partially offset by the purchase of technology licenses, including multi-year computer-aided design tool licenses, and property and equipment.

     We generated $3.0 million and $1.7 million in cash from financing activities during the first nine months of fiscal year 2005 and fiscal year 2004, respectively, related to the issuance of common stock in connection with option exercises and our employee stock purchase plan.

     As of December 25, 2004, we had restricted investments of $7.8 million, which primarily secures certain obligations under our lease agreement for our principal facility located in Austin, Texas. This facility is 197,000 square feet and houses our headquarters and engineering operations. The operating lease agreement for this facility, includes a potential obligation to enter into another lease agreement for a period of 10 years for an additional 64,000 square feet in a new building to be built on property next to our current facility. This obligation is contingent upon construction beginning on the new facility before November 10, 2004. On September 14, 2004, our landlord provided us notice that it had elected to construct the new building. On November 12, 2004, we filed suit against our landlord in the state district court of Travis County, Texas seeking declaratory relief as to our obligations under the current operating lease agreement. Specifically, we seek a declaration that we have no obligation to lease an additional two floors of space because the landlord did not commence construction of the new facility before November 10, 2004. In the event that the court determines that the owner of the property has strictly complied with all notices and conditions precedent to entering a new lease, we believe that construction will be completed in July 2006 and that our landlord may require that we provide a cash deposit of $200,000 and segregate and restrict an additional $3 million of our available cash balance in the form a letter of credit.

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

Factors That May Affect Future Operating Results

     Our business faces significant risks. The risk factors set forth below may not be the only risks that we face. Additional risks that we are not aware of yet or that currently are not significant may adversely affect our business operations. You should read the following cautionary statements in conjunction with the factors discussed elsewhere in this and other of Cirrus Logic’s filings with the Securities and Exchange Commission (“SEC”). These cautionary statements are intended to highlight certain factors that may affect the financial condition and results of operations of Cirrus Logic and are not meant to be an exhaustive discussion of risks that apply to companies such as ours.

The highly cyclical and volatile nature of our industry may affect our operating results.

     We are subject to business cycles and it is difficult to predict the timing, length, or volatility of these cycles. During downturns, customers usually reduce purchases, delay delivery of products, shorten lead times on orders and/or cancel orders. During upturns, our third party suppliers and contract manufacturers may have capacity or supply constraints that result in higher costs, longer lead times, and/or an inability to meet customer demand. These business cycles may create pressure on our net sales, gross margins and operating income.

     We cannot assure you that any future downturn or upturn will not have a material adverse effect on our business and results of operations. We cannot assure you that we will not experience substantial period-to-period fluctuations in revenue due to general semiconductor industry conditions or other factors.

A decline in consumer spending in the consumer digital entertainment electronics market could have an adverse affect on our business.

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

Our results may be affected by the fluctuation in sales in the consumer entertainment market.

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

Our products are complex and could contain defects, which could result in material costs to us.

     Product development in the markets we serve is becoming more focused on the integration of multiple functions on individual devices. There is a general trend towards increasingly complex products. The greater integration of functions and complexity of operations of our products increases the risk that our customers or end users could discover latent defects or subtle faults after volumes of product have been shipped. This could result in:

▪	a material recall and replacement costs for product warranty and support,

▪	payments to our customer related to such recall claims as a result of various industry or business practices, or in order to maintain good customer relationships,

▪	an adverse impact to our customer relationships by the occurrence of significant defects,

▪	a delay in recognition or loss of revenues, loss of market share, or failure to achieve market acceptance, and

▪	a diversion of the attention of our engineering personnel from our product development efforts.

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

Our failure to develop and introduce new products on a timely basis could harm our operating results.

     Our success depends upon our ability to develop new products for new and existing markets, to introduce these products in a timely and cost-effective manner and to have these products gain market acceptance. The development of new products is highly complex and from time to time, we have experienced delays in developing and introducing these new products. Successful product development and introduction depend on a number of factors, including:

▪	proper new product definition,

▪	timely completion of design and testing of new products,

▪	assisting our customers with integration of our components into their new products, including providing support from the concept stage through design, launch and production ramp,

▪	successfully developing and implementing the software necessary to integrate our products into our customers’ products,

▪	achievement of acceptable manufacturing yields,

▪	availability of wafer, assembly and test capacity,

▪	market acceptance of our products and the products of our customers, and

▪	obtaining and retaining industry certification requirements.

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

     Our quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect our net sales, gross margins and operating income. These factors include:

▪	the volume and timing of orders received,

▪	changes in the mix of our products sold,

▪	market acceptance of our products and the products of our customers,

▪	competitive pricing pressures,

▪	our ability to introduce new products on a timely basis,

▪	the timing and extent of our research and development expenses,

▪	the failure to anticipate changing customer product requirements,

▪	disruption in the supply of wafers, assembly or test services,

▪	certain production and other risks associated with using independent manufacturers, assembly houses and testers, and

▪	product obsolescence, price erosion, competitive developments and other competitive factors.

Shifts in industry-wide capacity and our practice of purchasing our products based on sales forecasts may result in significant fluctuations in our quarterly and annual operating results.

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

     Due to the product manufacturing cycle characteristic of IC manufacturing and the inherent imprecision by our customers to accurately forecast their demand, product inventories may not always correspond to product demand, leading to shortages or surpluses of certain products. As a result of such inventory imbalances, future inventory write-downs and charges to gross margin may occur due to lower of cost or market accounting, excess inventory, and inventory obsolescence.

Strong competition in the semiconductor market may harm our business.

     The IC industry is intensely competitive and is frequently characterized by rapid technological change, price erosion and design, technological obsolescence, and a push towards IC component integration. Because of shortened product life cycles and even shorter design-in cycles in a number of the markets that we serve, particularly consumer entertainment, our competitors have increasingly frequent opportunities to achieve design wins in next-generation systems. In the event that competitors succeed in supplanting our products, our market share may not be sustainable and our net sales, gross margins and results of operations would be adversely affected. Additionally, further component integration could eliminate the need for our products.

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

Our products may be subject to average selling prices that decline over short time periods. If we are unable to increase our volumes, introduce new or enhanced products with higher selling prices or reduce our costs, our business and operating results could be harmed.

     Historically in the semiconductor industry, average selling prices of products have decreased over time. If the average selling price of any of our products declines and we are unable to increase our unit volumes, introduce new or enhanced products with higher margins and/or reduce manufacturing costs to offset anticipated decreases in the prices of our existing products, our operating results may be adversely affected. In addition, because of procurement lead times, we are limited in our ability to reduce total costs quickly in response to any revenue shortfalls. Because of these factors, we may experience material adverse fluctuations in our future operating results on a quarterly or annual basis.

We have significant international sales, and risks associated with these sales could harm our operating results.

     Export sales, principally to Asia, include sales to U.S-based customers with manufacturing plants overseas and accounted for 65% and 72% of our net sales in the third quarter of fiscal years 2005 and 2004, respectively. We expect export sales to continue to represent a significant portion of product sales. This reliance on sales internationally subjects us to the risks of conducting business internationally, including political and economic stability and global health conditions, especially in Asia. For example, the financial instability in a given region, such as Asia, may have an adverse impact on the financial position of end users in the region, which could affect future orders and harm our results of operations. Our international sales operations involve a number of other risks, including:

▪	unexpected changes in government regulatory requirements,

▪	changes to countries’ banking and credit requirements

▪	changes in diplomatic and trade relationships,

▪	delays resulting from difficulty in obtaining export licenses for technology,

▪	tariffs and other barriers and restrictions,

▪	competition with foreign companies or other domestic companies entering the foreign markets in which we operate,

▪	longer sales and payment cycles,

▪	problems in collecting accounts receivable,

▪	political instability, and

▪	the burdens of complying with a variety of foreign laws.

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

     In addition to export sales constituting a majority of our net sales, we are expanding our international operations. Specifically, we have recently focused our efforts on expanding in the People’s Republic of China by employing design, sales and technical support personnel. In addition, we are using contract manufacturers in the region for foundry, assembly and test operations. Expansion into this region has required and will continue to require significant management attention and resources. We may not succeed in expanding our presence into this market or other international markets. Failure to do so could harm our business. In addition, there are risks inherent in expanding our presence into foreign regions, including, but not limited to:

▪	difficulties in staffing and managing foreign operations,

▪	failure of foreign laws to adequately protect our U.S. intellectual property, patent, trademarks, copyrights, know-how and other proprietary rights,

▪	additional vulnerability from terrorist groups targeting American interests abroad, and

▪	legal uncertainty regarding liability and compliance with foreign laws and regulatory requirements.

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

We rely on independent foundries to manufacture our products, which subjects us to increased risks.

     We rely on independent foundries to manufacture all of our wafers. Our reliance on these foundries involves risks and uncertainties, including:

▪	the possibility of an interruption or loss of manufacturing capacity,

▪	the lack of control over delivery schedules, quality assurance, manufacturing yields and costs,

▪	the inability to secure necessary capacity to meet customer demand,

▪	the possible misappropriation of our intellectual property, and

▪	the inability to reduce our costs as quickly as competitors who manufacture their own products and are not bound by set prices.

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

     In order to secure additional foundry capacity, we may enter into contracts that commit us to purchase specified quantities of wafers over extended periods. In the future, we may not be able to secure sufficient capacity with foundries in a timely fashion (or at all) and such arrangements, if any, may not be on terms favorable to us. Moreover, if we are able to secure foundry capacity, we may be obligated to utilize all of that capacity or incur penalties. These penalties may be expensive and could harm our financial results.

Because we are dependent on our subcontractors in Asia to perform key manufacturing functions for us, we are subject to political and economic risks that could disrupt the assembly, packaging, or testing of our product..

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

     In the third quarter of fiscal years 2005 and 2004, sales to our distributors accounted for 58% and 63%, respectively, of our total net sales. The future of our business, as well as the future growth of our business, will depend in part on our ability to manage our relationships with current and future distributors and external sales representatives and to develop additional channels for the distribution and sale of our products. The inability to successfully manage these relationships could adversely affect our business.

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

     In addition, if we are able to acquire companies, products or technologies, we could experience difficulties in integrating them. Integrating acquired businesses involves a number of risks, including, but not limited to:

▪	the potential disruption of our ongoing business,

▪	unexpected costs or incurring unknown liabilities,

▪	the diversion of management resources from other business concerns while involved in identifying, completing, and integrating acquisitions,

▪	the inability to retain the employees of the acquired businesses,

▪	difficulties relating to integrating the operations and personnel of the acquired businesses,

▪	adverse effects on the existing customer relationships of acquired companies,

▪	the potential incompatibility of business cultures,

▪	adverse effects associated with entering into markets and acquiring technologies in areas in which we have little experience, and

▪	acquired intangible assets becoming impaired as a result of technological advancements, or worse-than-expected performance of the acquired company.

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

     The IC industry is characterized by frequent litigation regarding patent and other intellectual property rights. We may find it necessary to initiate a lawsuit to assert our patent or other intellectual property rights. These legal proceedings could be expensive, take significant time and divert management’s attention from other business concerns. We cannot assure you that we will ultimately be successful in any lawsuit, nor can we assure you that any patent owned by us will not be invalidated, circumvented, or challenged. We cannot assure you that rights granted under the patent will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all.

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

If our products do not conform to or support certain industry standards, then our products may not be accepted by the market and our business may be harmed.

     Generally, our products comprise only a part of our customers’ product. All components of such devices must comply with industry standards in order to operate efficiently together. We depend on companies that provide other components of the devices to support prevailing industry standards. Many of these companies are significantly larger and more influential in affecting industry standards than we are. Some industry standards may not be widely adopted or implemented uniformly and competing standards may emerge that may be preferred by our customers or end users. If larger companies do not support the same industry standards that we do, or if competing standards emerge, market acceptance of our products could be adversely affected and our business would be harmed.

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

If we are unable to make continued substantial investments in research and development, we may not be able to develop and sell new products, which would likely harm our future operating results.

     We make significant investments in research and development activities to develop new and enhanced products and solutions. If we fail to make sufficient investments in research and development programs, new technologies could render our current and planned products obsolete, and our business could be harmed.

Our stock price may be volatile.

     The market price of our common stock fluctuates significantly. This fluctuation is the result of numerous factors, including:

▪	actual or anticipated fluctuations in our operating results,

▪	announcements concerning our business or those of our competitors, customers or suppliers,

▪	changes in financial estimates by securities analysts or our failure to perform as anticipated by the analysts,

▪	announcements regarding technological innovations or new products by us or our competitors,

▪	announcements by us of significant acquisitions, strategic partnerships, joint ventures, or capital commitment,

▪	announcements by us of significant divestitures or sale of certain assets or intellectual property,

▪	litigation arising out of a wide variety of matters, including, among others, employment matters and intellectual property matters,

▪	departure of key personnel,

▪	single significant shareholders selling for reasons unrelated to the business

▪	general assumptions made by securities analysts,

▪	general conditions in the IC industry, and

▪	general market conditions and interest rates.

We have provisions in our charter, and are subject to certain provisions of Delaware law, which could prevent, delay or impede a change of control of our company. These provisions could affect the market price of our stock.

     Certain provisions of our Certificate of Incorporation and By-Laws, and Delaware law could make it more difficult for a third party to acquire us, even if our stockholders support the acquisition. These provisions include:

▪	our Stockholder Rights Plan, which the Board of Directors adopted in May 1998 as an anti-takeover measure. The provisions of this plan can be triggered only in certain limited circumstances following the tenth day after a person or group announces acquisitions of or tender offers for 15% or more of our common stock. The Rights Plan will expire in fiscal year 2009;

▪	elimination of the right of stockholders to call a special meeting of stockholders;

▪	a prohibition on stockholder action by written consent; and

▪	a requirement that stockholders provide advance notice of any stockholder nominations of directors or any proposal of new business to be considered at any meeting of stockholders.

     We are also subject to the anti-takeover laws of Delaware that may prevent, delay or impede a third party from acquiring or merging with us, which may adversely affect the market price of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks associated with interest rates on our investments in debt securities and currency movements on non-U.S. dollar denominated assets and liabilities. We assess these risks on a regular basis and have established policies to protect against significant adverse effects of these and other potential exposures. There have been no significant changes in our interest or foreign exchange risk since we filed our latest Annual report on Form 10-K on June 9, 2004.

ITEM 4. CONTROLS AND PROCEDURES

▪	We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Securities Exchange Act of 1934 (the “Exchange Act”) filings is properly and timely recorded and reported. We have formed a Disclosure Review Committee comprised of key individuals from several disciplines in the Company who are involved in the disclosure and reporting process. This committee contains key financial personnel that meet periodically to ensure the timeliness, accuracy and completeness of the information required to be disclosed in our filings.

▪	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the CEO and the CFO concluded that our disclosure controls and procedures as of December 25, 2004 were effective in timely alerting them to material information required to be included in this report.

▪	There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

▪	In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together. Because of inherent limitations in a cost-effective control system, misstatements due to error and/or fraud may occur and not be detected. Our disclosure control procedures are designed to provide reasonable assurance that such controls and procedures will meet their objectives and the CEO and CFO have concluded that the controls and procedures do in fact provide reasonable assurance of achieving the desired control objectives.

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

     On December 5, 2003, for reasons related to the potential lack of jurisdiction for certain claims in federal district court, Fujitsu filed a complaint in California state court alleging claims substantially similar to those filed against us in district court and, in addition, alleging fraud and other related claims against Amkor and Sumitomo. On December 23, 2003, we filed a cross-complaint in California state court alleging the same claims against Fujitsu as we alleged in federal district court and further alleging fraud and other related claims against Amkor and Sumitomo based on their alleged knowledge that the molding compound used in the packaging materials sold to us was defective. On May 10, 2004, the state court issued an order finding the facts supporting the fraud and negligent misrepresentation causes of action against Amkor and Sumitomo set forth in our cross-complaint insufficient. The breach of contract and warranty claims asserted by us against Fujitsu and Amkor have always been sufficiently pleaded. On June 18, 2004, we filed an amended cross complaint asserting the same fraud and negligent misrepresentation claims against Amkor and Sumitomo in more detail. On August 24, 2004, the court again found the fraud and negligent misrepresentation claims in our cross-complaint were insufficient and granted 30 days for us to file another amended cross-complaint. We filed a second amended cross complaint on October 4, 2004, in which we alleged additional factual detail in support of these claims. On November 23, 2004, the court found that we had alleged sufficient facts to support our fraud and negligent misrepresentation claims against Amkor and Sumitomo.

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

St. Paul Fire and Marine Insurance Company

     On June 9, 2004, we filed a complaint for declaratory relief against St. Paul Fire and Marine Insurance Co. (“St. Paul”) in the United States District Court, Northern District of California. Specifically, the complaint seeks a judicial determination and declaration that the Technology Commercial General Liability Protection (“CGL”) coverage under an insurance policy issued to us by St. Paul provides Cirrus with insurance coverage for Cirrus’s defense of claims brought by Fujitsu in the previously referenced matter. Pursuant to our CGL policy, the costs and expenses associated with defending our lawsuit against Fujitsu would be covered, but would not reduce the policy coverage limits. On August 23, 2004, St. Paul answered the complaint, denying that it was obligated to defend us under the CGL policy.

     In the event that the Court determines that St. Paul is not obligated to defend us under the CGL coverage, St. Paul is currently providing coverage under the Technology Errors and Omissions Liability Protection (“E&O”) portion of the insurance policy issued to us by St. Paul. Although we believe that our E&O coverage covers defense costs and any potential liability to Fujitsu, our costs associated with defending the lawsuit would apply to and reduce the limits of our insurance coverage.

     Despite filing this lawsuit, we continue to believe that we have valid claims in the Fujitsu litigation against Amkor and Sumitomo. In addition, as previously indicated, we cannot predict the ultimate outcome of the Fujitsu litigation and we are unable to estimate any potential liability we may incur.

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

     On November 16, 2004, an administrative law judge determined that both patents asserted against Wolfson were valid and infringed. However, with respect to the U.S. Patent No. 6,492,928 patent, the administrative law judge also determined that the patent was not enforceable due to our failure to provide certain information to the Patent and Trademark Office as part of our efforts to obtain the patent. The ITC has further determined that it will not review that decision. We expect a final determination as to the remedy that we are entitled to with respect to the U.S. Patent No. 6,001,501 patent in early February, 2005.

Silvaco Data Systems

     On December 8, 2004, Silvaco Data Systems (“Silvaco”) filed suit against us alleging misappropriation of trade secrets, conversion, unfair business practices, and civil conspiracy. Silvaco’s complaint stems from a trade secret dispute between Silvaco and a software vendor, Circuit Semantics, Inc., who supplies us with certain software design tools. Silvaco alleges that our use of Circuit Semantic’s design tools infringes upon Silvaco’s trade secrets and that we are liable for compensatory damages in the sum of $10 million. Silvaco has not indicated how it will substantiate this amount of damages and we are unable to reasonably estimate the amount of damages, if any.

     We intend to defend the lawsuit vigorously. In addition, Circuit Semantics is obligated to defend and indemnify us pursuant to our license agreement with them for the software. However, we cannot predict the ultimate outcome of this litigation and we are unable to estimate any potential liability we may incur.

Facilities Under Operating Lease Agreements

     We lease our facilities under operating lease agreements. Our principal facility, located in Austin, Texas, is 197,000 square feet and houses our headquarters and engineering facility. The operating lease agreement for this facility includes a potential obligation to enter into another lease agreement for a period of 10 years for an additional 64,000 square feet in a new building to be built on property next to our current facility. This obligation was contingent upon construction beginning on the new facility before November 10, 2004. On November 12, 2004, we filed suit against our landlord in the state district court of Travis County, Texas seeking declaratory relief as to our obligations under the current operating lease agreement. Specifically, we seek a declaration that we have no obligation to lease an additional two floors of space because the landlord did not commence construction of the new facility before November 10, 2004.

     In the event that the court determines that the owner of the property has strictly complied with all notices and conditions precedent to entering a new lease, we believe that construction on the new facility will be completed in July 2006 and that the yearly minimum future lease payments could be as much as $1.7 million. In addition, we may be required to provide a cash deposit of $200,000 and segregate and restrict an additional $3 million of our available cash balance in the form of a letter of credit.

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

On October 20, 2004, we filed a Form 8-K regarding our second quarter earnings release for fiscal year 2005.

On October 21, 2004, we filed a Form 8-K/A amending our second quarter earnings release for fiscal 2005.

On December 17, 2004, we filed a Form 8-K relating to expense reduction actions and furnishing information updating the third quarter outlook for fiscal year 2005.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

*	CIRRUS LOGIC, INC.

By: /s/ John T. Kurtzweil

John T. Kurtzweil
Chief Financial Officer
Date: February 1, 2005