Form 10-K
period 2005-03-26
CIRRUS LOGIC INC
filed 2005-05-27
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended March 26, 2005

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
Common Stock, $0.001 Par Value
Preferred Stock Purchase Rights

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    YES ☑   NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES☑ NO☐

     The aggregate market value of the registrant’s voting and non-voting stock held by non-affiliates was approximately $245 million based upon the closing price reported on the NASDAQ National Market as of September 25, 2004.

     As of May 20, 2005, the number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 85,227,441.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain information contained in the registrant’s proxy statement for its annual meeting of stockholders to be held July 28, 2005 is incorporated by reference in Part III of this Annual Report on Form 10-K.

CIRRUS LOGIC, INC.

FORM 10-K

For The Fiscal Year Ended March 26, 2005

PART I

ITEM 1. Business

     Cirrus Logic (“we,” “us,” “our,” or the “Company”) is a premier supplier of high- precision analog and mixed-signal integrated circuits (“ICs”) for a broad range of consumer and industrial markets. We develop and market integrated ICs and embedded software used by original equipment manufacturers (“OEMs”). We also provide complete system reference designs based on our technology that enable our customers to bring products to market in a timely and cost-effective manner.

     We were founded in 1984 and were reincorporated in the State of Delaware in February 1999. Our headquarters are in Austin, Texas and we have a major site in Boulder, Colorado. We also serve customers from international offices in Europe and Asia, including the People’s Republic of China, Korea, Japan, Singapore and Taiwan. Our common stock, which has been publicly traded since 1989, is listed on the NASDAQ National Market under the symbol CRUS.

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

Background of the Semiconductor Industry

     In general, the semiconductor industry produces three types of products: analog, mixed-signal and digital. Analog semiconductors take on a continuous range of values that can regulate functions such as temperature, speed, sound, video images and electrical current. Mixed-signal semiconductors combine analog and digital functions in a single product. Digital semiconductors process discrete values, for example, two values, such as 0s and 1s, used by computers.

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

     Manufacturers of consumer electronics products also face expedited time-to-market demands. In addition, because analog or mixed-signal IC design is a specialized field of IC design, manufacturers increasingly are asking third parties to provide advanced, analog and/or mixed-signal ICs. The design of the analog component of a mixed-signal IC is complex and requires engineers to optimize speed, power and resolution within standard manufacturing processes.

Markets and Products

     We develop high-precision analog and mixed-signal ICs for a broad range of consumer and industrial markets. Building on our diverse analog mixed-signal patent portfolio, we deliver highly optimized products for consumer and commercial audio, automotive entertainment and industrial applications. During fiscal year 2005, we announced that we would be implementing a product-line structure focusing on the following four product lines:

Mixed-Signal Audio: High-precision analog and mixed-signal products for consumer, automotive and professional audio markets.

Industrial: High-precision analog and mixed-signal components for industrial measurement applications.

Embedded: High-precision processors for consumer audio, professional audio and industrial applications, including certain video ICs used in DVD receiver applications.

Video: Digital video products for DVD recorders and home theater recorder systems.

     We offer more than 600 products to over 3,000 end customers worldwide through both direct and indirect sales channels. Our major customers are among the world’s leading electronics manufacturers. We target both large existing and emerging growth consumer electronic markets that derive value from our expertise in advanced analog or mixed-signal design processing, systems-level integrated circuit engineering and embedded software.

     The following table summarizes sales to a distributor (Memec Holdings Group) and others that represent more than 10 percent of our consolidated net sales:

	March 26,	March 27,	March 29,
	2005	2004	2003
Memec Holdings Group	27%	20%	15%
Thomson S.A.	—	—	12%

MIXED-SIGNAL AUDIO

     We are a recognized leader in precision analog and mixed-signal converter technologies that enable today’s consumer, professional and automotive entertainment products. Our strengths in serving this market include our ability to offer high quality, cost-effective solutions to OEMs that help them simplify their designs and accelerate their time-to-market with advanced analog solutions. Our products include analog-to-digital converters (“ADCs”), digital-to-analog converters (“DACs”), CODECs that integrate ADCs and DACs into a single IC, digital interface ICs (“S/PDIFs”), and digital amplifiers controllers. Our wide product line of hundreds of active proprietary products leverages a patent portfolio focused on analog and mixed-signal technology.

     Additions to our product portfolio in the last fiscal year include:

•	the CS4365/85 high-performance, multi-channel digital-to-analog converters (DACs) for commercial and professional markets;

•	the CS8241 sample-rate converter for synchronizing multiple audio sources;

•	the CS42436/38/48 family of CODECs, which feature up to eight single-ended or six differential input sources and eliminates the need for a separate analog-to-digital converter to pass multiple audio channels to DSP ICs;

•	the CS44600/800 family of multi-channel Class-D digital amplifier controllers for next-generation home theater products such as audio/video receivers, DVD receivers and home theater recorders;

•	the CS4245/65 family of high-performance stereo CODECs for DVD recorders, DVD receivers and digital television. The CS5345 is an analog-to-digital converter version of the CS4245.

     Our products are used in a wide array of consumer applications, including audio/video receivers (“AVRs”), DVD players and recorders, complete home theater systems, set-top boxes, gaming devices, sound cards and digital TV’s. Applications for products within professional markets include digital mixing consoles, multi-track digital recorders and effects processors. Applications for products within automotive markets include amplifiers, satellite radio systems and multi-speaker car-audio systems.

     Our analog and mixed-signal audio converters enjoy a broad customer base featuring such leading companies as Apple, Bose, Creative, Denon, Digi Design, Harman Kardon, Korg, Mackie, Marantz, Onkyo, Panasonic, Philips, Pioneer, Sony, Technics and Yamaha. Key competitors to Cirrus Logic in this product line include AKM, Analog Devices, Maxim Technology, Texas Instruments/Burr Brown and Wolfson Microelectronics.

INDUSTRIAL

     We provide high-precision analog and mixed-signal ICs for industrial measurement applications. Industrial measurement applications include industrial process control, analytical instruments, consumer utility, power meters and seismic systems.

     We have over 70 active proprietary products. Our products include ADCs, DACs, successive approximation register (“SAR”) converters, modulator and amplifier ICs.

     New additions to our proprietary product portfolio in the last fiscal year include:

•	the CS4373 Delta Sigma DAC and the CS5378 single-channel decimation filter with on-chip PLL, which provide the “building blocks” for sensors in products, such as hydrophones and geophones, that are used by exploration companies to find new sources of energy, such as oil, gas and coal in land and marine environments;

•	the CS5466, a new single-phase power meter which enables our customers to realize more reliable, lower-cost and higher accuracy power meters for measuring residential power usage.

     We have a broad customer base including ABB, Actaris, Input/Output, Mettler-Toledo, National Instruments, Rockwell Automation, Schlumberger and Western Geco. Our key competitors in industrial applications include Analog Devices, Maxim Technology and Texas Instruments/Burr Brown.

EMBEDDED

     We provide a wide variety of embedded processor technologies for consumer and industrial markets. These embedded processors include audio digital signal processors (“DSPs”) primarily targeted at consumer audio applications, ARM7 and ARM9-based embedded processors focused on a variety of industrial, consumer and commercial applications, CobraNet™ enabled networked audio processor for commercial and professional audio markets, and Ethernet MACs and T1/E1 line interface units (“LIUs”).

     We offer advanced ICs combined with innovation in software solutions, providing customers features that differentiate their products against their competitors. As an example, in fiscal year 2005 we introduced Intelligent Room Calibration (IRC) software technology for the CS495XX and CS494XX audio DSPs. This software serves to differentiate Cirrus Logic audio DSPs by giving audio/video receiver (“AVR”) customers additional consumer features, such as: (1) speaker set-up for adjusting the timing of sounds to the ear from different speakers in a room and (2) room equalization, which optimizes the audio to accommodate room acoustics (e.g., tiled floors and heavy carpeting) that frequently distort audio frequencies. Our advanced audio DSP products are also used in many audio intensive applications including digital televisions, automotive audio and multi-media speakers.

     In the general purpose embedded processor segment, our ARM-based family of processors offers a highly-integrated 32-bit system-on-a-chip (“SoC”) solution with a wide array of price-performance-integration points for optimal design options. These embedded processors support such popular third-party operating system software as Linux and WinCE Net™.

     In networked digital audio applications, our CobraNet technology solution enables the delivery of uncompressed digital audio over Ethernet networks. The digital audio packets co-exist with standard Ethernet network data traffic. In fiscal year 2005, Cirrus Logic introduced its first ICs that feature CobraNet technology. Over 40 companies are building commercial and professional audio products that use our CobraNet technology for digital audio networking.

     New additions introduced to our embedded product ICs in the last fiscal year include:

•	three new 32-bit ARM9-based (“the Nine-Series”) embedded processors for a wide variety of consumer, commercial and industrial applications. These new products include the EP9302, EP9307 and the EP9315. Each features 200 MIPS of processing power with varying levels of price points and feature integration, including high performance graphics and integrated Ethernet support;

•	the CS18101 CobraNet controller, the first “CobraNet on a chip” implementation of Cirrus Logic’s advanced digital audio networking technology, targeted for commercial and professional audio markets;

•	the CS4961XX, which combines the CobraNet controller and Cirrus Logic’s latest audio DSP technology, the 49K, on a single IC. This new IC is designed to reduce system costs, eliminate the need for a separate audio DSP on board designs and help to expand the market for networked digital audio products.

     Our customers include Bose, Harman Pro companies, Kenwood, LG Electronics, Marantz, Onkyo, Panasonic, Pioneer, Ray Marine, RCA/Thomson S.A., Scientific Atlanta, Sony, the United States Senate, and Yamaha. Our competitors in embedded product solutions include Analog Devices, Freescale Semiconductor, Samsung and Texas Instruments/Burr Brown.

VIDEO

     We provide versatile silicon and software “platform” solutions for such markets as DVD recorders, home theater recorders and PC-based USB peripheral products. Our strategy of providing “platform” solutions is designed to help manufacturers get to market faster with cost-effective, proven ICs for encoding and processing of digital audio and video.

     In addition, we have also developed a modular software structure that provides a simplified, elegant user interface. To help eliminate consumer confusion over various DVD recording formats, we introduced software in the last fiscal year that supports recording and playback in both the “+” and “-” formats.

     New products include:

•	the CS98300 DVD processor IC, which is fully certified to play back DivX™-technology-based content.

•	the USB-DVR 3.0 reference design, which features the CS92688 MPEG encoder, the CS4245 audio codec or CS5345 analog-to-digital converters. This reference design allows the conversion of analog and digital video into MPEG-2 video for instant DVD burning. This reference design is featured in products that connect to PCs via USB cable;

•	the Home Theater Recorder reference platform, which combines the features of a digital A/V receiver with a DVD recorder. This reference platform is based upon our DVD recorder platforms and features the new CS44600/800 family of multi-channel Class-D digital amplifier controllers.

     Our customers, several of which sell products under their own brand name as well as other retail brands, for digital video encoding products include ADS Technologies, CyberHome, Ellion, Kiss, LG Electronics, Mustek, Pinnacle Systems, Samsung and Sony. These products primarily compete with products from LSI Logic and Zoran.

     On April 25, 2005, we announced our intentions to divest our video product line. On May 24, 2005, we signed a definitive agreement to sell our digital video product line to Magnum Semiconductor Inc., a privately held company formed by an investment group led by Investcorp and August Capital. By divesting the video product line, we intend to focus on our core analog, mixed-signal and embedded IC product lines for audio and industrial markets. With this focus, we expect to be poised to leverage our intellectual property and higher gross margin analog product lines to drive growth and sustainable profitability. The transaction is structured as an asset sale and is currently expected to close in approximately 45 to 75 days. As consideration for the sale of these assets, we will receive a minority equity ownership position in Magnum Semiconductor and is anticipating it will account for its ownership position under the cost method of accounting. Upon completion of the transaction, we expect to record a one-time charge of approximately $7 million, which consists primarily of $5 million in anticipated costs associated with the company’s exit from excess leased facilities and an estimated $1.5 million in expected professional fees associated with the transaction. The transaction is subject to certain closing conditions, including conditions requiring that certain approvals, consents and agreements be obtained.

Manufacturing

     We contract with third-parties for all of our wafer fabrication, assembly, and test services. Our fabless manufacturing strategy allows us to concentrate on our design strengths, minimize fixed costs and capital expenditures, access advanced manufacturing facilities and provides flexibility to source multiple leading-edge technologies through strategic alliances. After wafer fabrication by the foundry, third-party assembly vendors package the wafer die. The finished products are then sent for testing before shipment to our customers. Our supply chain management organization qualifies each product, participates in process and package development, defines and controls the manufacturing process at our suppliers, develops test programs and performs production testing of products in accordance with our ISO-certified quality management system. We use multiple foundries, assembly and test houses.

     On June 26, 2003, we announced that Cirrus Logic had agreed to sell its semiconductor test operations assets in Austin, Texas to ChipPAC, Inc. (“ChipPAC”). In addition to the transfer of assets, Cirrus Logic and ChipPAC entered into a long-term strategic alliance, under which ChipPAC provides package development, wafer probe, assembly, final product test and distribution services to Cirrus Logic. We completed this transition at the end of calendar year 2004. In February 2005, we agreed to sell a portion of our test assets to Amkor Technology (“Amkor”) to further solidify our commitment to outsource our test operations and strategically align our operations geographically with our customers. We took additional steps in March 2005, when we sold another portion of our test floor assets to Premier Semiconductor Services (“Premier”). Both the Amkor and Premier asset sales position us to further outsource outsourced our test operations to geographically strategic locations. We expect that our efforts will result in lower test costs for our products in the future.

Patents, Licenses and Trademarks

     We rely on trade secret, patent, copyright and trademark laws to protect our intellectual property products and technology. We intend to continue this practice in the future to protect our products and technologies. As of March 26, 2005, we held 910 U.S. patents, 191 U.S. patent applications pending and various corresponding international patents and applications. Our U.S. patents expire in years 2006 through 2023.

     We have obtained U.S. federal registrations for the CIRRUS LOGIC®, CIRRUS®, CobraNet™, and CRYSTAL® trademarks and our Cirrus Logic logo trademark. These U.S. registrations may be renewed as long as the marks continue to be used in interstate commerce. We have also filed or obtained foreign registration for these marks in other countries or jurisdictions where we conduct, or anticipate conducting, international business.

     To complement our own research and development efforts, we have also licensed and expect to continue to license, a variety of intellectual property and technologies important to our business from third parties.

Research and Development

     We concentrate our research and development efforts on the design and development of new products for each of our principal markets. We also fund certain advanced-process technology development, as well as other emerging product opportunities. Expenditures for research and development in fiscal years 2005, 2004, and 2003 were $66.8 million, $76.2 million, and $95.3 million, respectively. These amounts exclude amortization of acquired intangibles of $13.7 million, $14.4 million, and $17.8 million, in fiscal years 2005, 2004, and 2003, respectively. Our future success is highly dependent upon our ability to develop complex new products, to transfer new products to volume production in a timely fashion, to introduce them to the marketplace ahead of the competition and to have them selected for design into products of leading systems manufacturers. Our future success may also depend on assisting our customers with integration of our components into their new products, including providing support from the concept stage through design, launch and production ramp.

Competition

     Markets for our products are highly competitive and we expect that competition will continue to increase. We compete with other semiconductor suppliers that offer standard semiconductors, application-specific standard product (“ASSP”) and fully customized integrated circuits, including embedded software, chip and board-level products. A few customers also develop integrated circuits that compete with our products. Our strategy involves providing lower-cost versions of existing products and new, more advanced products for customers’ new designs.

     While no single company competes with us in all of our product lines, we face significant competition in each of our major product lines, as detailed above in our product line discussions. We expect to face additional competition from new entrants in our markets, which may include both large domestic and international IC manufacturers and smaller, emerging companies.

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

     Product life cycles vary greatly by product category. For example, many consumer electronic devices have shorter design-in cycles; therefore, our competitors have increasingly frequent opportunities to achieve design wins in next-generation systems. Conversely, this also provides us more frequent opportunities to displace competitors in products we have previously not been designed in. The Industrial and Automotive markets have longer life cycles, which provide longer revenue streams. In the event that competitors succeed in supplanting our products, our market share may not be sustainable and net sales, gross margins and earnings could be adversely affected.

Sales, Marketing and Technical Support

     Although we sell products worldwide, we sell principally in Asia. Export sales, which include sales to customers with manufacturing plants outside the United States, were 67 percent, 72 percent, and 77 percent in fiscal years 2005, 2004, and 2003, respectively. We maintain a worldwide sales force, which is intended to provide geographically specific selling support to our customers and specialized selling of product lines with unique customer bases.

     Our domestic sales force includes a network of regional direct sales offices located in California, Colorado, Massachusetts, Oregon and Texas. International sales offices and staff are located in Hong Kong, Japan, the People’s Republic of China, Singapore, South Korea, Taiwan and the United Kingdom. We supplement our direct sales force with external sales representatives and distributors. Our technical support staff is located in California, Colorado, Texas, South Korea, the People’s Republic of China, and Taiwan.

Backlog

     Sales are made primarily pursuant to standard short-term purchase orders for delivery of standard products. The quantity actually ordered by the customer, as well as the shipment schedules, are frequently revised, without significant penalty, to reflect changes in the customer’s needs. We utilize backlog as an indicator to assist us in production planning. However, backlog is influenced by several factors including market demand, pricing and customer order patterns in reaction to product lead times. Quantities actually purchased by customers, as well as prices, are subject to variations between booking and delivery to reflect changes in customer needs or industry conditions. As a result, we believe that our backlog at any given time is not a reliable indicator of future revenues.

Employees

     As of March 26, 2005, we had 603 full-time equivalent employees, of whom 58 percent were engaged in research and product development activities, 30 percent in sales, marketing, general and administrative activities and 12 percent in manufacturing-related activities. Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and administrative personnel.

     Due to the highly competitive nature of the marketplace that we operate in, we may from time-to-time lose key employees to our competitors. We have been able to hire qualified personnel in the past to fill open positions created by these occurrences, although there can be no assurance that we will be able to do this in the future. None of our employees are represented by collective bargaining agreements.

Risk Factors Affecting Our Business and Prospects

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

     We are subject to business cycles and it is difficult to predict the timing, length, or volatility of these cycles. During downturns, customers usually reduce purchases, delay delivery of products, shorten lead times on orders and/or cancel orders. During upturns, our third party suppliers and contract manufacturers may have capacity or supply constraints that result in higher costs, longer lead times, and/or an inability to meet customer demand. These business cycles may create pressure on our sales, gross margins and/or operating results.

     We cannot assure that any future downturn or upturn will not have a material adverse effect on our business and results of operations. We cannot assure that we will not experience substantial period-to-period fluctuations in revenue due to general semiconductor industry conditions or other factors.

Our results may be affected by the fluctuation in sales in the consumer entertainment market.

     As we continue to sell products in the consumer entertainment market, we are more likely to be affected by seasonality in the sales of our products. In particular, a significant portion of consumer electronics products are sold worldwide during the back-to-school and fourth calendar quarter holiday seasons. As a result, we expect stronger sales of ICs into the consumer entertainment market to occur in our second and third fiscal quarters in anticipation of these seasons.

     Further, a decline in consumer confidence and consumer spending relating to economic conditions, terrorist attacks, armed conflicts, global health conditions and/or the political stability of countries in which we operate or sell into could have a material adverse effect on our business.

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

     While we believe that we are reasonably insured against these risks and contractually limit our financial exposure, we cannot assure that we will be able to obtain insurance in amounts or of sufficient scope to provide us with adequate coverage against all potential liability. See “Legal Proceedings” later in this section for further information regarding outstanding litigation.

Our failure to develop and introduce new products on a timely basis could harm our operating results.

     Our success depends upon our ability to develop new products for new and existing markets, to introduce these products in a timely and cost-effective manner and to have these products gain market acceptance. The development of new products is highly complex and, from time-to-time, we have experienced delays in developing and introducing these new products. Successful product development and introduction depend on a number of factors, including:

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

     Although we seek to design products that have the potential to become industry standard products, we cannot assure that market leaders will adopt any products introduced by us, or that any products initially accepted by our customers that are market leaders will become industry standard products. Both revenues and margins may be materially affected if new product introductions are delayed, or if our products are not designed into successive generations of our customers’ products. We cannot assure that we will be able to meet these challenges, or adjust to changing market conditions as quickly and cost-effectively as necessary to compete successfully. Our failure to develop and introduce new products successfully could harm our business and operating results.

     Successful product design and development is dependent on our ability to attract, retain and motivate qualified design engineers, of which there is a limited number. Due to the complexity and variety of analog and high-precision analog and mixed-signal circuits, the limited number of qualified integrated circuit designers and the limited effectiveness of computer-aided design systems in the design of analog and mixed-signal ICs, we cannot assure that we will be able to successfully develop and introduce new products on a timely basis.

We have historically experienced fluctuations in our operating results and expect these fluctuations to continue in future periods.

     Our quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect our net sales, gross margins and operating results. These factors include:

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

     In addition, we generally order our products through non-cancelable purchase orders from third-party foundries based on our sales forecasts and our customers can generally cancel or reschedule orders they place with us without significant penalties. If we do not receive orders as anticipated by our forecasts, or our customers cancel orders that are placed, we may experience increased inventory levels.

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

     The IC industry is intensely competitive and is frequently characterized by rapid technological change, price erosion and design, technological obsolescence, and a push towards IC component integration. Because of shortened product life cycles and even shorter design-in cycles in a number of the markets that we serve, our competitors have increasingly frequent opportunities to achieve design wins in next-generation systems. In the event that competitors succeed in supplanting our products, our market share may not be sustainable and our net sales, gross margins and operating results would be adversely affected. Additionally, further component integration could eliminate the need for our products.

     We compete in a number of fragmented markets. Our principal competitors in these markets include AKM Semiconductors, Analog Devices, Freescale Semiconductor, LSI Logic, Maxim, Micronas, Samsung Semiconductor, Texas Instruments, Wolfson Microelectronics and Zoran, many of whom have substantially greater financial, engineering, manufacturing, marketing, technical, distribution and other resources, broader product lines, greater intellectual property rights and longer relationships with customers. We also expect intensified competition from emerging companies and from customers who develop their own IC products. In addition, some of our current and future competitors maintain their own fabrication facilities, which could benefit them in connection with cost, capacity and technical issues.

     Increased competition could adversely affect our business. We cannot assure that we will be able to compete successfully in the future or that competitive pressures will not adversely affect our financial condition and results of operations. Competitive pressures could reduce market acceptance of our products and result in price reductions and increases in expenses that could adversely affect our business and our financial condition.

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

     Export sales, principally to Asia, include sales to U.S-based customers with manufacturing plants overseas and accounted for 67 percent, 72 percent and 77 percent of our net sales in fiscal years 2005, 2004 and 2003, respectively. We expect export sales to continue to represent a significant portion of product sales. This reliance on sales internationally subjects us to the risks of conducting business internationally, including political and economic stability and global health conditions, especially in Asia. For example, the financial instability in a given region, such as Asia, may have an adverse impact on the financial position of end users in the region, which could affect future orders and harm our results of operations. Our international sales operations involve a number of other risks, including:

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

     In addition, our competitive position may be affected by the exchange rate of the U.S. dollar against other currencies. Consequently, increases in the value of the dollar would increase the price in local currencies of our products in foreign markets and make our products relatively more expensive. Alternatively, decreases in the value of the dollar will increase the relative cost of our and our vendors’ operations that are based overseas. We cannot assure that regulatory, political and other factors will not adversely affect our operations in the future or require us to modify our current business practices.

Our international operations subject our business to additional political and economic risks that could have an adverse impact on our business.

     In addition to export sales constituting a majority of our net sales, we maintain significant international operations, including design, sales and technical support personnel. We are also using contract manufacturers in Asia for foundry, assembly and test operations. Expansion into this region has required and will continue to require significant management attention and resources. There are risks inherent in expanding our presence into foreign regions, including, but not limited to:

•	difficulties in staffing and managing foreign operations,

•	failure of foreign laws to adequately protect our U.S. intellectual property, patent, trademarks, copyrights, know-how and other proprietary rights,

•	global health conditions and potential natural disasters,

•	political and economic instability in international regions,

•	international currency controls and exchange rate fluctuations,

•	additional vulnerability from terrorist groups targeting American interests abroad, and

•	legal uncertainty regarding liability and compliance with foreign laws and regulatory requirements.

     Further, as we have completed the outsourcing of our test operations, we have become more dependent on third-party subcontractors in Asia for the assembly, packaging and testing of our products. Although we seek to reduce our dependence on our limited number of subcontractors, this concentration of subcontractors and manufacturing operations in Asia subjects us to the risks of conducting business in Asia. Disruption or termination of the assembly, packaging or testing of our products could occur and such disruptions could harm our business and operating results.

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

We rely on independent foundries to manufacture our products, which subject us to increased risks.

     We rely on independent foundries to manufacture all of our wafers. Our reliance on these foundries involves risks and uncertainties, including:

•	the possibility of an interruption or loss of manufacturing capacity,

•	the lack of control over delivery schedules, quality assurance, manufacturing yields and costs,

•	the inability to secure necessary capacity to meet customer demand,

•	the possible misappropriation of our intellectual property, and

•	the inability to reduce our costs as quickly as competitors who manufacture their own products and are not bound by set prices.

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

Because we are dependent on our subcontractors in Asia to perform key manufacturing functions for us, we are subject to political and economic risks that could disrupt the assembly, packaging, or testing of our products.

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

     In fiscal years 2005, 2004 and 2003, sales to our distributors accounted for 62 percent, 66 percent and 59 percent, respectively, of our total net sales. The future of our business, as well as the future growth of our business, will depend in part on our ability to manage our relationships with current and future distributors and external sales representatives and to develop additional channels for the distribution and sale of our products. The inability to successfully manage these relationships could adversely affect our business.

We may acquire other companies or technologies, which may create additional risks associated with our ability to and successfully integrate them into our business.

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

     In addition, if we are able to acquire companies, products or technologies, we could experience difficulties in integrating them. Integrating acquired businesses involves a number of risks, including, but not limited to:

•	the potential disruption of our ongoing business,

•	unexpected costs or incurring unknown liabilities,

•	the diversion of management resources from other business concerns while involved in identifying, completing, and integrating acquisitions,

•	the inability to retain the employees of the acquired businesses,

•	difficulties relating to integrating the operations and personnel of the acquired businesses,

•	adverse effects on the existing customer relationships of acquired companies,

•	the potential incompatibility of business cultures,

•	adverse effects associated with entering into markets and acquiring technologies in areas in which we have little experience, and

•	acquired intangible assets becoming impaired as a result of technological advancements, or worse-than-expected performance of the acquired company.

     If we are unable to successfully address any of these risks, our business could be harmed.

The divestiture of our video business subjects us to additional risks and uncertainties that could adversely affect our business.

     On May 24, 2005, we signed a definitive agreement to sell the assets associated with our digital video product line to Magnum Semiconductor Inc., a privately held company formed by an investment group led by Investcorp Technology Ventures II, L.P. The announced transaction is subject to several significant closing conditions. Our failure to meet any of these closing conditions could result in the transaction not being consummated, which could have a material adverse effect on our business.

     Even if we are successful in divesting this product line, there can be no assurance that we will be able to achieve profitability, strengthen our core operations, compete more effectively in existing or new markets, or actually increase stockholder value after the transaction. Further, such divestiture transactions may entail risks and uncertainties in addition to those which may result from the divestiture-related changes in our business operations, including but not limited to extraordinary transaction costs, unknown indemnification liabilities and unforeseen administrative complications, any of which could result in reduced revenues, increased charges or post-transaction administrative costs, or could otherwise have a material adverse effect on our business, financial condition or results of operations.

We may be unable to protect our intellectual property rights from third-party claims and litigation.

     Our success depends on our ability to obtain patents and licenses and to preserve our other intellectual property rights covering our manufacturing processes, products and development and testing tools. We seek patent protection for those inventions and technologies for which we believe such protection is suitable and is likely to provide a competitive advantage to us. We also rely substantially on trade secrets, proprietary technology, non-disclosure and other contractual agreements, and technical measures to protect our technology and manufacturing knowledge. We work actively to foster continuing technological innovation to maintain and protect our competitive position. We cannot assure that steps taken by us to protect our intellectual property will be adequate, that our competitors will not independently develop or patent substantially equivalent or superior technologies or be able to design around our patents, or that our intellectual property will not be misappropriated. In addition, the laws of some foreign countries may not protect our intellectual property as well as the laws of the United States. See “Legal Proceedings.”

Potential intellectual property claims and litigation could subject us to significant liability for damages and could invalidate our proprietary rights.

     The IC industry is characterized by frequent litigation regarding patent and other intellectual property rights. We may find it necessary to initiate a lawsuit to assert our patent or other intellectual property rights. These legal proceedings could be expensive, take significant time and divert management’s attention from other business concerns. We cannot assure that we will ultimately be successful in any lawsuit, nor can we assure that any patent owned by us will not be invalidated, circumvented, or challenged. We cannot assure that rights granted under the patent will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all.

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

If our products do not conform to or support certain industry standards, our products may not be accepted by the market and our business may be harmed.

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

Our stock price may be volatile.

     The market price of our common stock fluctuates significantly. This fluctuation is the result of numerous factors, including:

•	actual or anticipated fluctuations in our operating results,

•	announcements concerning our business or those of our competitors, customers or suppliers,

•	changes in financial estimates by securities analysts or our failure to perform as anticipated by the analysts,

•	announcements regarding technological innovations or new products by us or our competitors,

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures, or capital commitment,

•	announcements by us of significant divestitures or sale of certain assets or intellectual property,

•	litigation arising out of a wide variety of matters, including, among others, employment matters and intellectual property matters,

•	departure of key personnel,

•	single significant shareholders selling for reasons unrelated to the business,

•	general assumptions made by securities analysts,

•	general conditions in the IC industry, and

•	general market conditions and interest rates.

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

     Certain provisions of our Certificate of Incorporation and By-Laws, and Delaware law could make it more difficult for a third party to acquire us, even if our stockholders support the acquisition. These provisions include:

•	the inability of stockholders to call a special meeting of stockholders;

•	a prohibition on stockholder action by written consent; and

•	a requirement that stockholders provide advance notice of any stockholder nominations of directors or any proposal of new business to be considered at any meeting of stockholders.

     We are also subject to the anti-takeover laws of Delaware that may prevent, delay or impede a third party from acquiring or merging with us, which may adversely affect the market price of our common stock.

ITEM 2. Properties

     The company does not own any real estate. However, as of May 1, 2005, our principal leased facilities, located in Austin, Texas, consisted of approximately 251,000 square feet of office and test space, which have leases that expire from 2005 to 2012, excluding renewal options. This leased space is used for product development and testing, sales, marketing and administration. This includes our headquarters and engineering facility, which has 197,000 square feet. Our total leased space in Austin, Texas includes 16,000 square feet that we have subleased through July 2005 and an additional 33,000 square feet subleased through April 2007.

     The lease agreement for our headquarter and engineering facility includes a potential obligation to enter into another lease agreement for a period of 10 years for an additional 64,000 square feet in a new building to be built on property next to our current facility. This obligation was contingent upon construction beginning on the new facility before November 10, 2004. On September 14, 2004, our landlord provided us notice that it had elected to construct the new building. However, as of May 27, 2005, actual construction on the new building had not commenced. On November 12, 2004, we filed suit against our landlord in the state district court of Travis County, Texas seeking declaratory relief as to our obligations under the current operating lease agreement. Specifically, we seek a declaration that we have no obligation to lease an additional 64,000 square feet of space because the landlord did not commence construction of the new facility before November 10, 2004. Trial has been set in this matter for December 2005. In the event that the court determines that the owner of the property has strictly complied with all notices and conditions precedent to entering a new lease, we estimate that the yearly minimum future lease payments could be as much as $1.7 million. In addition, we may be required to provide a cash deposit of $200,000 as well as segregating and restricting an additional $3 million of our available cash balance in the form of a letter of credit. If we are required to enter into a new lease, we are unable to estimate when these potential obligations would begin because it is uncertain when construction will actually be completed.

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

     During fiscal year 2005, we completed a lease buyout of our Broomfield, Colorado location to reduce our overall office rental space in Colorado by approximately 50,000 square feet. In April 2005, we further reduced our leased office space by approximately 4,000 square feet when we exited our Ft. Wayne, Indiana site.

     Below is a detailed schedule that identifies our other occupied leased property locations as of May 1, 2005 with various lease terms through fiscal year 2010:

Design Centers	Sales Support Offices - USA	Sales Support Offices — International

Boulder, Colorado Beijing, China Shenzhen, China Seoul, South Korea Taipei, Taiwan	Boulder, Colorado Burlington, Massachusetts Portland, Oregon	Beijing, China Hong Kong, China Shanghai, China Shenzhen, China Tokyo, Japan Singapore Seoul, South Korea Taipei, Taiwan Henley on Thames, United Kingdom

     See Notes 7 and 11 in the Notes to our Consolidated Financial Statements contained in “Item 8 - Financial Statements and Supplementary Data” for further detail.

ITEM 3. Legal Proceedings

Fujitsu

     On October 19, 2001, we filed a lawsuit against Fujitsu, Ltd. (“Fujitsu”) in the United States District Court for the Northern District of California. We asserted claims for breach of contract and anticipatory breach of contract and we sought damages in excess of $46 million. The basis for our complaint was Fujitsu’s refusal to pay for hard disk drive-related chips delivered to and accepted by it in fiscal year 2002. On December 17, 2001, Fujitsu filed an answer and a counterclaim. Fujitsu alleged claims for breach of contract, breach of warranty, quantum meruit/equitable indemnity and declaratory relief. The basis for Fujitsu’s counterclaim was the allegation that certain chips that we sold to Fujitsu were defective and allegedly caused Fujitsu’s hard disk drives to fail. The counterclaim did not specify the damages Fujitsu seeks, other than to allege it has sustained “tens of millions” of dollars in damages. To facilitate the resolution of all claims in one lawsuit, including our claims against potentially responsible third parties, we agreed with Fujitsu to realign our claims so that Fujitsu is the plaintiff and we are the defendant and counterclaimant. This realignment allowed Fujitsu and us to file in the same lawsuit third-party claims alleging breach of contract and warranty against Amkor Technology, Inc., (“Amkor”) the company that recommended and sold to us the packaging materials that caused the alleged defects in our chips. Amkor filed an answer to our third-party claim and a third-party complaint for implied contractual indemnity and breach of warranties against Sumitomo Bakelite Co., Ltd., (“Sumitomo”) the company that sold the allegedly defective molding compound used in these packaging materials.

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

     On April 28, 2005, before the rescheduled trial date, Cirrus Logic, Fujitsu, Amkor, Sumitomo, and Cirrus Logic’s insurance carriers reached an agreement to settle through an arbitration process and release all pending claims related to the alleged failure of certain semiconductor integrated circuits sold by Cirrus Logic to Fujitsu. These releases included releases between our insurance carriers and us for any claims related to the litigation with Fujitsu. As part of the settlement, Fujitsu is to receive $45 million from Sumitomo, $40 million from Amkor, and $40 million from Cirrus Logic’s insurance carriers. Fujitsu agreed to pay us a lump sum in the amount of $25 million. We anticipate the final settlement documents will be completed and payment will be received prior to the end of June 2005.

St. Paul Fire and Marine Insurance Company

     On June 9, 2004, we filed a complaint for declaratory relief against St. Paul Fire and Marine Insurance Co. (“St. Paul”) in the United States District Court, Northern District of California. Specifically, the complaint seeks a judicial determination and declaration that the Technology Commercial General Liability Protection (“CGL”) coverage under an insurance policy issued to us by St. Paul provides Cirrus Logic with insurance coverage for Cirrus Logic’s defense of claims brought by Fujitsu in the previously referenced matter. Pursuant to our CGL policy, the costs and expenses associated with defending our lawsuit against Fujitsu would be covered, but would not reduce the policy coverage limits. On August 23, 2004, St. Paul answered the complaint, denying that it was obligated to defend us under the CGL policy.

     Based on the settlement and releases agreed to by the insurance carriers as set forth in the previously referenced matter, we anticipate that, after documentation of the settlement, we will dismiss this case after the insurance carriers have paid Fujitsu and Fujitsu has paid us pursuant to a final settlement agreement.

Wolfson Microelectronics

     On October 9, 2003, we filed a lawsuit against Wolfson Microelectronics, plc, a United Kingdom company and Wolfson Microelectronics Ltd., a Delaware corporation, (collectively “Wolfson”) in the U.S. District Court for the Southern District of California. We alleged that several Wolfson products that incorporate digital-to-analog converters (“DACs”) infringe on our U.S. Patent Nos. 6,492,928 and 6,011,501. We were seeking damages and requesting a permanent injunction against Wolfson from making, using, offering to sell or selling in the U.S. or importing into the U.S. any infringing products. On December 2, 2003, in response to our complaint, Wolfson filed an answer and a counterclaim against us alleging, among other things, unfair competition, tortious interference with prospective economic advantage and tortious interference with contractual relationships. Wolfson’s claims were based primarily on our alleged bad faith in filing suit against Wolfson with the alleged knowledge that one of the two asserted patents was invalid. On April 2, 2004, the district court dismissed Wolfson’s counterclaims for failure to state a claim, although the district court granted leave to amend their complaint. On April 30, 2004, Wolfson amended its counterclaims to include additional allegations concerning alleged communications by Cirrus Logic with Bose Corporation and Argus Electronics relating to Wolfson’s ability to continue to provide Wolfson audio DACs to these customers in the future.

     In addition, on October 14, 2003, we filed a complaint requesting that the U.S. International Trade Commission (the “ITC”) initiate an investigation of Wolfson Microelectronics, plc, for violation of Section 337 of the Tariff Act of 1930, in the importation, sale for importation and sale in the U.S. after importation of certain digital-to-analog converters and other products containing these converters. In our complaint, we asked the ITC to investigate whether certain Wolfson products infringe on one or more of the claims of U.S. Patent No. 6,492,928. On November 10, 2003, the ITC instituted an investigation into Wolfson’s actions based on our allegations. On December 9, 2003, we also requested the ITC to further investigate whether certain Wolfson products infringed on one or more of the claims of U.S. Patent No. 6,011,501. On December 29, 2003, the ITC included our allegations of infringement with respect to U.S. Patent No. 6,011,501 into its investigation. With respect to both patents, we were seeking a permanent exclusion order banning the importation into the U.S. of the allegedly infringing products and a cease-and-desist order halting the sale of these infringing products, as well as other relief the ITC deems appropriate.

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

     On February 11, 2005, the ITC issued its determination as to the appropriate remedy that we are entitled to with respect to U.S. Patent No. 6,011,501. Specifically, the ITC issued a limited exclusion order prohibiting the importation of three models of Wolfson’s DACs that infringe the ‘501 patent.

     We settled all of our outstanding litigation matters with Wolfson on March 24, 2005. Under the settlement agreement, the parties agreed to withdraw all outstanding claims and counterclaims in the U.S. District Court proceedings. In addition, the parties submitted an application to the ITC for the withdrawal of the exclusion order that the ITC issued in February 2005 in relation to the ‘501 patent. As part of the settlement, the parties have agreed not to assert any patents against each other for a period of three years. In addition, Wolfson agreed not to make, use, sell, offer for sale, and/or import into the United States any DACs that practiced the ‘501 patent. No payments were made, or will be made, by either party as part of the settlement.

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

     On January 25, 2005, we answered Silvaco’s complaint by denying any wrong-doing. In addition, we filed a cross-complaint against Silvaco alleging breach of contract relating to Silvaco’s refusal to provide certain technology that would enable us to use certain unrelated software tools.

     We intend to defend the lawsuit vigorously. In addition, Circuit Semantics is obligated to defend and indemnify us pursuant to our license agreement with them for the software. However, we cannot predict the ultimate outcome of this litigation and we are unable to estimate any potential liability we may incur.

Facilities Under Operating Lease Agreements

     We lease our facilities under operating lease agreements. Our principal facility, located in Austin, Texas, is 197,000 square feet and houses our headquarters and engineering facility. The lease agreement for this facility includes a potential obligation to enter into another lease agreement for a period of 10 years for an additional 64,000 square feet in a new building to be built on property next to our current facility. This obligation was contingent upon construction beginning on the new facility before November 10, 2004. On September 14, 2004, our landlord provided us notice that it had elected to construct the new building. However, as of May 27, 2005, actual construction on the new building had not commenced. On November 12, 2004, we filed suit against our landlord in the state district court of Travis County, Texas seeking declaratory relief as to our obligations under the current operating lease agreement. Specifically, we seek a declaration that we have no obligation to lease an additional two floors of space because the landlord did not commence construction of the new facility before November 10, 2004. Trial has been set in this matter for December 2005.

     In the event that the court determines that the owner of the property has strictly complied with all notices and conditions precedent to entering a new lease, we estimate that the yearly minimum future lease payments could be as much as $1.7 million. In addition, we may be required to provide a cash deposit of $200,000 as well as segregating and restricting an additional $3 million of our available cash balance in the form of a letter of credit. If we are required to enter into a new lease, we are unable to estimate when these potential obligations would begin because it is uncertain when construction will actually be completed.

Other Claims

     From time-to-time, other various claims, charges and litigation are asserted or commenced against us arising from, or related to, contractual matters, intellectual property, employment disputes, as well as other issues. Frequent claims and litigation involving these types of issues are not uncommon in the integrated circuit (“IC”) industry. As to any of these claims or litigation, we cannot predict the ultimate outcome with certainty.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

     Our Common Stock is traded on the NASDAQ National Market under the symbol CRUS. The following table shows, for the periods indicated, the high and low sales prices for our Common Stock.

	High	Low
Fiscal year ended March 27, 2004
First quarter	$4.50	$1.99
Second quarter	6.90	3.90
Third quarter	9.04	5.52
Fourth quarter	9.50	6.81

Fiscal year ended March 26, 2005
First quarter	$8.46	$4.50
Second quarter	6.79	4.50
Third quarter	6.37	4.75
Fourth quarter	5.69	4.23

     As of May 20, 2005, there were approximately 1,102 holders of record of our Common Stock.

     We have not paid cash dividends on our Common Stock and currently intend to continue a policy of retaining any earnings for reinvestment in our business. We did not repurchase any of our Common Stock during fiscal year 2005 or fiscal year 2004.

Equity Compensation Plan Information

     The following table provides information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of March 26, 2005, including the Company’s 1987 Stock Option Plan, the 1989 Employee Stock Purchase Plan, the 1990 Directors’ Stock Option Plan, the 1996 Stock Plan, the 2002 Stock Option Plan, the Audio Logic 1992 Plan, the Peak Audio, Inc. 2001 Stock Plan, the LuxSonor Semiconductors, Inc. 1995 Stock Option Plan, the ShareWave, Inc. 1996 Flexible Stock Incentive Plan, the Stream Machine Company 1996 Stock Plan, the Stream Machine 2001 Stock Plan, and the Stream Machine Company non-statutory stock option grants made outside of a plan (in thousands, except per share amounts):

	(A)	(B)	(C)
	Securities to be issued	Weighted-average	Securities remaining available
	upon exercise of	exercise price of	for future issuance under equity
	outstanding options,	outstanding options,	compensation plans (except
	warrants, and rights	warrants, and rights	securities in column (A))
Equity compensation plans approved by security holders (1)	7,231	$11.39	8,723	(2)
Equity compensation plans not approved by security holders (3)	5,093	$5.11	7,265

Total	12,324	$8.79	15,988

1.	The Company’s stockholders have approved the Company’s 1987 Stock Option Plan, the 1989 Employee Stock Purchase Plan, the 1990 Directors’ Stock Option Plan, and 1996 Stock Plan. The following plans were assumed by the Company at the time of acquisition, and Cirrus Logic stockholder approval was not required for these plans or their respective outstanding grants, as they were approved by the acquired companies shareholders: the Audio Logic 1992 Plan, the Peak Audio, Inc. 2001 Stock Plan, the LuxSonor Semiconductors, Inc. 1995 Stock Option Plan, the ShareWave, Inc. 1996 Flexible Stock Incentive Plan, the Stream Machine Company 1996 Stock Plan, the Stream Machine 2001 Stock Plan, and the Stream Machine Company non-statutory stock option grants made outside of a plan.

2.	In addition to shares available for issuance under our 1996 Stock Plan and 2002 Stock Option Plan, the number reported includes (i) 1,265,512 shares available for issuance under the Company’s 1989 Employee Stock Purchase Plan and (ii) 117,296 shares available for issuance under the Company’s 1990 Directors’ Stock Option Plan, under which only members of the Company’s Board of Directors can receive option grants. Our Board of Directors discontinued all future grants under the option plans we assumed in connection with our past acquisitions, including the Audio Logic 1992 Plan, the Peak Audio, Inc. 2001 Stock Plan, the LuxSonor Semiconductors, Inc. 1995 Stock Option Plan, the ShareWave, Inc. 1996 Flexible Stock Incentive Plan, the Stream Machine Company 1996 Stock Plan, and the Stream Machine 2001 Stock Plan, so shares under these plans have not been included in the total.

3.	In August 2002, the Board of Directors approved the 2002 Stock Option Plan, which permits awards of fair market value stock options to non-executive employees. This plan contains an evergreen provision such that on the first business day of each fiscal year beginning with March 31, 2003, the plan shall be increased by a number equal to 4 percent of the number of shares outstanding as of the last business day of the immediately preceding fiscal year.

     Currently, the Company is only awarding options under the following plans: the 1990 Directors’ Stock Option Plan (to members of the Board of Directors), the 1996 Stock Plan, the 2002 Stock Option Plan, and the 1989 Employee Stock Purchase Plan.

ITEM 6. Selected Consolidated Financial Data
(Amounts in thousands, except per share amounts)

     The information contained below should be read along with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 – Financial Statements and Supplementary Data.”

	Fiscal Years
	2005	2004	2003	2002	2001
Net sales	$194,900	$196,338	$261,999	$410,976	$769,635
Income (loss) from continuing operations	(13,388)	46,503	(197,761)	(204,081)	143,231
Basic earnings (loss) per share from continuing operations	$(0.16)	$0.55	$(2.37)	$(2.63)	$2.00
Diluted earnings (loss) per share from continuing operations	$(0.16)	$0.54	$(2.37)	$(2.63)	$1.86

Financial position at year end:
Cash, cash equivalents, restricted investments and marketable securities	$179,713	$200,141	$123,351	$155,594	$269,717
Total assets	262,810	314,672	257,266	481,630	598,005
Working capital	183,814	170,292	95,786	127,478	372,212
Capital lease obligations, excluding current portion	—	—	—	51	—
Long-term debt, excluding current portion	—	—	—	—	336

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. Words such as we “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” and “intend,” variations of these types of words and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in “Item 1 — Business” under the subheading “Risk Factors Affecting Our Business and Prospects” and elsewhere in this report, as well as in the documents filed by us with the Securities and Exchange Commission, specifically the most recent reports on Form 10-Q and 8-K, each as it may be amended from time to time. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

     Certain reclassifications have been made to conform to the fiscal year 2005 presentation. These reclassifications had no effect on the results of operations or stockholders’ equity, other than as disclosed in Note 16 in the Notes to our Consolidated Financial Statements contained in “Item 8 – Financial Statements and Supplementary Data.”

Overview

     We were incorporated in California in 1984 and became a public company in 1989. Through most of our corporate existence, we provided integrated circuits (“ICs”) for personal computer applications, including personal computer (“PC”) graphics and storage. Several years ago, we refocused our business efforts away from these areas, which we believed had become commodity-like in terms of pricing and offered diminished opportunities for sustained product differentiation and profitability. We have reinforced our commitment to achieving profitability by taking strategic actions during fiscal year 2005 and the first part of fiscal year 2006 to improve our top and bottom line growth. Some actions we have taken in the past year include, but are not limited to: (1) aligning our resources during this current year to improve efficiencies by implementing a product line structure focusing on four product lines including Mixed-Signal products, Embedded products, Industrial products and Video products, (2) announcing our intentions to divest ourselves of our video product line to focus on our core strengths, and (3) completing the outsourcing of our test operations to drive us to a completely fabless business model; and (4) settling significant outstanding legal disputes that tended to drain key resources and divert our focus from managing the business.

     During fiscal year 2004, we settled and received $45 million from an outstanding commercial litigation with a storage product manufacturer Western Digital Corp., we settled and received a total of $14.4 million after expenses from two PC graphic IC patent infringement lawsuits with ATI Technologies and nVidia Corporation and we received a net $17 million related to a transaction with Broadcom Corporation for certain U.S. and foreign patents. Further, we also benefited from the sale of marketable securities for $12 million.

     Although we continue to defend our patents and investigate the potential for leveraging our intellectual property portfolio, we do not anticipate the same level of benefits we have received in the past to reoccur in the future. We have directed our efforts to become a leader in digital audio and high-performance analog and mixed-signal ICs for consumer entertainment, automotive entertainment and high-precision industrial measurement applications. We offer more than 600 products to over 3,000 end customers worldwide through both direct and indirect sales channels. We target both large existing and emerging growth markets that derive value from our expertise in advanced analog and mixed-signal design processing, systems-level integrated circuit engineering and embedded software. End products incorporating our ICs are marketed by many of the world’s leading electronics companies, including Bose, Creative Technologies, Harman/Kardon, LG Electronics, Panasonic, Philips, Pioneer, Samsung, Siemens, Sony, Thomson S.A. and Yamaha, among others.

     Our core product lines include our analog and mixed-signal products for consumer, industrial, automotive, and other analog and mixed-signal products; digital home audio processors and digital portable processors; commercial audio processors; automotive audio solutions; and embedded processors. Some common items our audio mixed-signal products may be found in include amplifiers, AVRs, DVD players and recorders, DVD receivers, set-top boxes, game consoles, car audio systems and satellite radios. The balance of our analog and mixed-signal IC components are primarily sold into industrial measurement applications, such as temperature gauges for industrial use, seismic devices for oil field and seismology applications and high-precision weigh scales for commercial and scientific use.

     Our video product line, which we recently announced that we plan to divest from our business, includes our digital video recorder and home theater recorder products. We believe that we have established a leading DVD recording merchant market position. Consumer DVD recorders, including standalone DVD recorders, optical and hard-drive-enabled combination DVD recorders and home theater recorders, which record video digitally, are expected to become one of the fastest growing segments in digital entertainment during the next several years. According to market research analysts, worldwide unit sales for all forms of DVD recorders are projected to be up to potentially over 50 million units by 2006. By divesting the video product line, we intend to focus on our core analog, mixed-signal and embedded IC product lines for audio and industrial markets. With this increased focus, we believe that we will be poised to leverage our intellectual property and high-margin analog product lines to drive growth and sustainable profitability. Further, we believe that we will minimize certain risks previously associated with the video products, including more cyclicality in growth patterns as well as having stronger competition due to shorter design cycles than our core mixed signal and analog product lines.

     We maintain sales, design and technical support personnel in the U.S. and other locations near our customers. We have strategically aligned our personnel to provide better support to our growing base of system solution customers, most of which maintain design and/or manufacturing sites outside of the United States. We intend to continue to evaluate our employee headcount in these locations in order to maintain our high level of commitment and support to our customers.

     We also contract with third-parties for all of our wafer fabrication, assembly and testing operations. Our supply chain management organization qualifies each product, participates in process and package development, defines and controls the manufacturing process at our suppliers, develops test programs and performs production testing of products in accordance with our ISO-certified quality management system. Our fabless manufacturing strategy allows us to concentrate on our design strengths, minimize fixed costs and capital expenditures, access advanced manufacturing facilities and provides flexibility on sourcing through multiple qualified vendors. We recently completed the outsourcing of our test facilities with various vendors including ChipPAC, Premier and Amkor.

     During fiscal year 2005, we were able to realize a tax benefit of approximately $21 million due to the expiration of certain statutes related to domestic and foreign tax liabilities. Although we did not pay U.S. income taxes in fiscal year 2005 and we do not expect to incur regular U.S. income taxes in fiscal year 2006 as we have a large net operating loss (“NOL”) carry forward to offset tax liabilities for U.S.-sourced income, we do not expect to continue to see the same level of tax benefits during fiscal year 2006. We may incur taxes in many of the international and U.S. state tax jurisdictions in which we operate. We have identified tax matters in several of these localities and have reserved for those exposures. See Note 15 in the Notes to our Consolidated Financial Statements contained in “Item 8 — Financial Statements and Supplementary Data” for further detail.

Results of Operations

     The following table summarizes the results of our operations for each of the past three fiscal years as a percentage of net sales. All percentage amounts were calculated using the underlying data in thousands:

	Fiscal Years Ended
	March 26,	March 27,	March 29,
	2005	2004	2003
Net sales	100%	100%	100%
Gross margin	48%	51%	50%
Research and development	34%	39%	36%
Selling, general and administrative	22%	26%	28%
Restructuring costs and other, net	5%	5%	3%
Amortization of acquired intangibles	7%	7%	7%
Impairment of goodwill and other intangibles	—%	—%	52%
Litigation settlement	—%	(23%)	—%
Patent agreement, net	—%	(9%)	—%
Patent settlements, net	—%	(7%)	—%
Lease termination costs	—%	—%	2%

Income (loss) from operations	(20%)	13%	(78%)
Realized gain on marketable equity securities	—%	6%	—%
Interest expense	—%	—%	—%
Interest income	2%	1%	1%
Other income (expense), net	—%	—%	—%

Income (loss) before income taxes and loss from discontinued operations	(18%)	20%	(77%)
Benefit for income taxes	(11%)	(4%)	(2%)

Income (loss) from continuing operations	(7%)	24%	(75%)
Loss from discontinued operations	—%	—%	(1%)

Net income (loss)	(7%)	24%	(76%)

Net Sales

     Net sales for fiscal year 2005 decreased $1.4 million, or 1 percent, to $194.9 million from $196.3 million in fiscal year 2004. Net sales from our Industrial products were up $7.9 million in fiscal year 2005 due to increased demand in our seismic business. These increases were partially offset by a decrease of $6.4 million in net sales of our Video products in fiscal year 2005 from the prior year. The decrease in our video products was primarily attributable to missed design wins due to software compatibility issues coupled with a decrease in sales into the DVD player market, as manufacturers discontinued producing this highly commoditized product. Net sales from Mixed-Signal products declined $1.8 million due primarily to a continued decrease in demand for personal computer audio components, a market we have de-emphasized, while Embedded product net sales increased $0.3 million during fiscal year 2005. Net sales from our other products declined approximately $1.4 million in fiscal year 2005 from the comparable period of the prior year due to sales related to a discontinued product line in fiscal year 2004.

     Net sales for fiscal year 2004 decreased $65.7 million, or 25 percent, to $196.3 million from $262.0 million in fiscal year 2003. Net sales from our Embedded products were down in fiscal year 2004 by $27.2 million from fiscal year 2003 due to a decline in demand for certain older DSPs and converters. Net sales from our Mixed-Signal products were down an additional $34.5 million as a result of lower sales of personal computer audio components, a market that we have de-emphasized. These decreases were partially offset by increased demand for our audio converters, and an increase of $5.3 million in net sales of our Industrial products. Additionally, net sales of our Video products increased $16.3 million in fiscal year 2004 from the comparable period of the prior year. The increase in net sales of our Video products was primarily due to emerging sales in the DVD recorder market, partially offset by decreases in sales of video decoders for prior generation DVD players. Net sales from our other products declined $25.6 million in fiscal year 2004 from the comparable period of the prior year. The majority of this decline was attributed to a single device from our game console products that were made under a volume purchase agreement, the terms of which were fulfilled in the fourth quarter of fiscal year 2003.

     Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were approximately $130.6 million in fiscal year 2005, $141.4 million in fiscal year 2004, and $201.1 million in fiscal year 2003. Export sales to customers located in Asia were 52 percent, 59 percent, and 68 percent of net sales in fiscal years 2005, 2004, and 2003, respectively. All other export sales were 15 percent, 13 percent, and 9 percent of net sales in fiscal years 2005, 2004, and 2003, respectively.

     Our sales are denominated primarily in U.S. dollars. During fiscal years 2005, 2004, and 2003, we did not enter into any foreign currency hedging contracts.

     During fiscal year 2005, sales to one of our distributors, Memec Group Holdings Limited, accounted for 27 percent of net sales. In fiscal year 2004, sales to Memec Group Holdings Limited accounted for 20 percent of net sales. In fiscal year 2003, sales to Memec Group Holdings Limited accounted for approximately 15 percent while sales to Thomson S.A. accounted for approximately 12 percent of net sales. No other customers or distributors accounted for 10 percent or more of net sales in fiscal years 2005, 2004, or 2003. The loss of a significant customer or a significant reduction in such a customer’s orders could have an adverse effect on our sales. Our sales to Thomson S.A. primarily consisted of DVD drive manager devices that were included in game console products. These game console sales were made under a volume purchase agreement the terms of which were fulfilled during fiscal year 2003.

Gross Margin

     Gross margin was 48 percent in fiscal year 2005, down from 51 percent in fiscal year 2004. In fiscal year 2005, we completed the transition of our test operations to outside third party providers. During this transition, we did not decrease our internal test operations as much as we had anticipated, which resulted in higher internal overhead costs. This increase in internal overhead resulted in a 1.6 percent decrease in our gross margin. Further, the sale of product that had been written down in prior fiscal years contributed approximately $2.6 million, or 1.4 percent of gross margin percentage compared with a 1.7 percent contribution to margin from fiscal year 2004. Overall, inventory charges increased $1.4 million, or 0.7 percent in fiscal year 2005 compared with the prior year, mainly due to write down charges associated with video related products. Additionally, 0.4 percent of the 2004 gross margin percentage was related to non-recurring items.

     Gross margin was 51 percent in fiscal year 2004, up from 50 percent in fiscal year 2003. In fiscal year 2004, the sale of product that had been written down in prior years contributed approximately $3.3 million, or 1.7 percent of gross margin percentage. Additionally, we reversed an accrual recorded in a prior year related to a return material authorization (“RMA”) that was submitted for return and was subsequently determined to not be valid. This reversal of approximately $1.5 million contributed 0.4 percent of gross margin.

     We continue to see increased lead times from our various fabrication, assembly and test service providers. An increase in procurement lead times and/or decrease in capacity may cause our costs to increase, which may slow our gross margin growth in fiscal year 2006.

Research and Development Expenses

     Research and development expenses decreased $9.3 million from the prior year primarily due to the fiscal year 2005 cost reductions and the realization of the full-year impact of the fiscal year 2004 cost reductions. Research and development expenses decreased as a percentage of net sales from 39 percent in fiscal year 2004, to 34 percent in fiscal year 2005.

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

Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased $9.1 million in fiscal year 2005 from the prior year. Selling, general and administrated expenses benefited in fiscal year 2005 from a $3.0 million release of a use tax accrual coupled with a refund of $2.3 million related to recovered foreign goods and sales tax. Further, selling, general and administrative also benefited from the realization of the full-year impact of the fiscal year 2004 cost reduction efforts. Selling, general and administrative expenses decreased as a percentage of net sales from 26 percent in fiscal year 2004 to 22 percent in fiscal year 2005.

     Selling, general and administrative expenses decreased $22.1 million in fiscal year 2004 from the prior year, primarily due to the fiscal year 2004 cost reductions and the realization of the full-year impact of the fiscal year 2003 cost reduction efforts. Selling, general and administrative expenses also decreased as a percentage of net sales from 28 percent in fiscal year 2003 to 26 percent in fiscal year 2004.

Restructuring Costs and Other, Net

     During fiscal year 2005, we recorded a net restructuring charge of $1.5 million in operating expenses for facility consolidations primarily in California and Texas, an impairment charge of $5.1 million for technology licenses and equipment that will no longer be used due to our workforce reductions and a charge of $2.9 million related to workforce reductions. We expect to realize approximately $8.0 million to $12.0 million in savings in annual research and development and selling, general and administrative expenses due to the related headcount reductions and facility consolidation activities. These expected savings, however, may be partially offset by product mix changes, potential manufacturing cost increases and other investments in product development during fiscal year 2005 and fiscal year 2006. Consequently, we may not realize an overall decrease in our expenses during fiscal year 2006. Further, as we continue to monitor our operating expenses, facility accruals, divestiture opportunities and space utilizations, we may record additional restructuring charges related to these items. See Note 11 in the Notes to our Consolidated Financial Statements contained in “Item 8 — Financial Statements and Supplementary Data” for further detail.

     During fiscal year 2004, we recorded a net restructuring charge of $6.3 million in operating expenses for facility consolidations primarily in California and Texas, an impairment charge of $1.7 million for property and equipment primarily associated with our Austin, Texas facility consolidation (see “Impairment of Goodwill and Other Intangibles” for further detail) and a net charge of $1.6 million related to workforce reductions. As a result of the outsourcing agreement with ChipPAC, we eliminated 64 of approximately 120 test operation positions in Austin, Texas through March 27, 2004 and recorded a total severance charge of approximately $0.4 million during this fiscal year. Upon completion of the transfer of assets to ChipPAC, we expected to see approximately $6.0 million to $8.0 million in annualized savings that were to begin to be achieved in the second half of fiscal year 2005. Further, we expected to see approximately $4.0 million to $5.0 million in savings in annual research and development expenses due to the non-manufacturing related headcount reductions. As previously disclosed, these expected savings were partially offset by product mix changes, potential manufacturing cost increases and other investments in product development during fiscal year 2005. During fiscal year 2005, we did see a reduction in our annual research and development and selling, general and administrative expenses due to the non-manufacturing related headcount reductions primarily from fiscal year 2004 of approximately $18.4 million.

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

     As of March 26, 2005, we have a remaining restructuring accrual for all of our past restructurings of $5.5 million, primarily related to net lease expenses that will be paid over the respective lease terms through fiscal year 2013, along with other anticipated lease termination costs.

Amortization of Acquired Intangibles

     During fiscal year 2005, we recorded $13.7 million in amortization of acquired intangibles related to the fiscal year 2002 acquisitions of LuxSonor, Stream Machine and the assets of Peak Audio, Inc. (“Peak”). The decline from fiscal year 2004 levels is due to the completion of the amortization related to the AudioLogic, Inc. (“AudioLogic”) acquisition. We do not expect to continue to record amortization related to the LuxSonor and Stream Machine acquisitions at the same levels as fiscal year 2005, as these assets will be included in the divestiture of our video product line. When we successfully divest ourselves of the video product line, virtually all of the amortization of acquired intangibles will cease to exist.

     During fiscal year 2004, we recorded $14.4 million in amortization of acquired intangibles related to the fiscal year 2002 acquisitions of LuxSonor, Stream Machine and the assets of Peak, and the fiscal year 2000 acquisition of AudioLogic. The decline from fiscal year 2003 levels was due to the write-off of the intangibles related to the ShareWave, Inc. (“ShareWave”) acquisition. See “Impairment of Goodwill and Other Intangibles” below for a discussion of the impairment of the ShareWave acquired intangibles.

     During fiscal year 2003, we recorded $17.8 million in amortization of acquired intangibles related to the acquisitions of ShareWave, LuxSonor, Stream Machine and the assets of Peak, each in fiscal year 2002 and AudioLogic in fiscal year 2000. See “Impairment of Goodwill and Other Intangibles” below for a discussion of the impairment of the ShareWave acquired intangibles.

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

Lease Termination Costs

     In fiscal year 2003, we bought out a multi-year lease agreement on unused space resulting from our acquisition of Stream Machine in fiscal year 2002 for $7.5 million and recorded a $4.6 million charge. The charge represented the difference between the payment to the landlord and the reversal of the remaining liability recorded in fiscal year 2002 as part of the acquisition.

Patent agreement and settlements, net

     During the third quarter of fiscal year 2005, we released $0.6 million in legal fees originally accrued in connection with the transaction with Broadcom Corporation for certain U.S. and foreign patents. The excess accrual was related to differences from our original estimate and the actual fees incurred related to this transaction.

     On August 11, 2003, we entered into a Patent Sale, Assignment and Cross-License Agreement with NVIDIA and NVIDIA International, Inc. to settle certain pending litigation. As a result of this agreement, NVIDIA paid us $9 million on August 11, 2003. On September 23, 2003, we entered into a Patent Sale, Assignment and Cross-License Agreement with ATI and ATI International SRL to settle certain additional pending litigation. As a result of this agreement, ATI paid us $9 million on October 2, 2003. Under the terms of a contingency fee arrangement, we were obligated to pay outside counsel a percentage of these settlements. During the fourth quarter of fiscal year 2004, we received a net $17 million related to a transaction with Broadcom Corporation for certain U.S. and foreign patents. Both the agreement and settlements were recorded as a separate line item on the statement of operations in operating expenses under the heading “Patent agreement and settlements, net.”

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

Realized Gain on Marketable Securities

     During fiscal year 2005, we recognized a gain of $0.8 million related to sale of investments we had in publicly traded companies. In the first quarter of fiscal year 2005, we recognized a gain of $0.7 million on the sale of all of the company’s stock in Silicon Laboratories Inc. (“Silicon Labs”). Total proceeds from the sale were $1.2 million. In the fourth quarter of fiscal year 2005, Cirrus Logic received additional shares in Silicon Labs as a result of a prior merger agreement whereby Silicon Labs acquired Cygnal Integrated Products, Inc. (“Cygnal”). This merger agreement stated that all shareholders in Cygnal, Cirrus Logic included, would receive shares of stock in Silicon Labs in exchange for their shares in Cygnal. Further, the agreement stated that, should Cygnal achieve certain revenue milestones, the former Cygnal shareholders would receive a designated amount of stock in Silicon Labs. Cygnal surpassed certain of those milestones laid out in the merger agreement and, as a result, Silicon Labs distributed certain shares of its stock held in escrow to Cirrus Logic in the fourth quarter of our 2005 fiscal year. Cirrus Logic sold these shares immediately and recognized a gain of $0.1 million.

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

Interest Expense

     Interest expense was $0.2 million in fiscal year 2003. We did not incur any interest expense during fiscal years 2004 or 2005.

Interest Income

     Interest income in fiscal years 2005, 2004, and 2003, was $3.2 million, $1.9 million, and $2.6 million, respectively. The increase in interest income in fiscal year 2005 compared to fiscal year 2004 was primarily due to higher average cash and cash equivalent balances on which interest was earned as well as higher interest rates. Further, during fiscal year 2005 we began implementation of our strategy to utilize longer maturity, higher yield investment instruments. The decrease in interest income in fiscal year 2004 compared with fiscal year 2003 was primarily due to lower average cash and cash equivalent balances on which interest was earned and to lower interest rates.

Other Income (Expense), net

     Other income (expense), net in fiscal year 2005 of $0.3 million consisted primarily of $0.2 million in proceeds from the Chapter 11 bankruptcy distribution by a private company in which we previously held an investment. Other income (expense), net in fiscal year 2003 of $0.4 million consisted primarily of a charge of $0.3 million related to the write-off of an investment in a private company.

Income Taxes

     We recorded an income tax benefit of $20.8 million for fiscal year 2005 on a pre-tax loss of $34.2 million, yielding an effective tax rate of 60.8 percent. This rate differs from the U.S. statutory rate of 35 percent primarily because we were unable to benefit our fiscal year 2005 net operating loss due to the full valuation allowance we continue to have in place on our net deferred tax assets. But, we did record a tax benefit of $21.3 million, representing the reversal of prior year U.S. Federal and foreign tax liabilities. These reversals were due to the expiration of statutes of limitations for the years in which certain potential U.S. and foreign tax liabilities had existed. We also incurred $0.5 million of income taxes that were due in various foreign jurisdictions in which we have offices.

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

     In fiscal years 2005, 2004 and 2003, we provided a valuation allowance equal to our net deferred tax assets due to uncertainties regarding whether it is more likely than not that these assets will be realized. We evaluate the realizability of the deferred tax assets on a quarterly basis.

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

Outlook

     Our projected outlook for fiscal year 2006 shows improvement over our fiscal year 2005 revenue levels in our mixed-signal, embedded and industrial products. By divesting our video product line and focusing our managerial and financial resources on these core strengths we believe that we will position Cirrus Logic for sustainable profitability and long-term growth. Given current indicators, we expect to drive to operating profitability, exclusive of unforeseen events such as litigation, by achieving revenue growth and continued focus on reducing the cost of our operations. We are committed to becoming a consistently profitable company, which better leverages its engineering and intellectual property resources to achieve growth.

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

     With respect to our video products, on May 24, 2005, we signed a definitive agreement to divest ourselves from this product line during fiscal year 2006. A successful divestiture of this product line will enable us to focus more sharply on our high-margin analog and mixed-signal and embedded integrated circuit product lines for broad consumer, automotive and industrial market base.

     Overall, we believe that we are well positioned to address the current economic environment, but future revenue, costs, margins, profits and profitability are all influenced by numerous factors, all of which are inherently difficult to forecast. Please refer to “Item 1 – Business” under the subheading “Risk Factors Affecting Our Business and Prospects,” for additional information on these factors.

Liquidity and Capital Resources

     During fiscal year 2005, we used $17.1 million in cash from operating activities. The use of cash during fiscal year 2005 was primarily driven by our net loss and a decrease in our accounts payable and accrued liabilities of $15.6 million partially offset by the decrease in inventory of $3.0 million and accounts receivable of $1.2 million. We also completed a property lease buyout during the second quarter of fiscal year 2005 totaling $4.3 million for a leased property that we no longer occupied in Broomfield, Colorado, which led to a further reduction of our cash from operating activities. During fiscal year 2004, we generated $69.6 million in cash from operating activities, up from using $18.2 million in cash during fiscal year 2003. The cash generated by operating activities during fiscal year 2004 is primarily related to cash received, net of expenses, upon the successful completion of three litigation settlements totaling $59.4 million (Western Digital Corporation, NVIDIA Corporation and ATI Technologies, Inc.) and the patent agreement with Broadcom Corporation for $17.0 million, net. Also contributing to our cash increase during fiscal year 2004 was an increase in our accounts payable and accrued liabilities of $13.4 million and a slight decrease in our accounts receivable balance. These sources of cash were partially offset by an increase in our inventory balances of $7.3 million. The cash used in operating activities in fiscal year 2003 was a result of the cash components of our net loss and the decline in working capital, partially offset by cash received from a lease settlement. The decline in cash during fiscal year 2003 was primarily driven by the decrease in accounts receivable, as a result of improved collections and lower sales volume, partially offset by a reduction in accounts payable due to lower purchasing volume.

     During fiscal year 2005, we used $65.1 million in cash from investing activities. This use of cash during fiscal year 2005 is primarily due to the purchase of available-for-sale securities of $109.4 million partially offset by the sale of available-for-sale securities of $50.6 million. In addition to the securities, we purchased $6.7 million of property and equipment and technology licenses, including multi-year computer-aided design tool licenses during the fiscal year. We used $25.0 million in cash from investing activities in fiscal year 2004 primarily related to the purchase of marketable securities and the purchase of technology licenses, including multi-year computer-aided design tool licenses and property and equipment. These cash uses were partially offset by the sale of marketable equity securities, the sale of assets related to our manufacturing test operations and a decrease in the level of restricted investments we must maintain. We used $12.4 million in cash from investing activities in fiscal year 2003. This use was primarily attributable to purchases of technology licenses and property and equipment of $21.3 million, partially offset by the receipt of $6.5 million for the LuxSonor escrow claim we made in fiscal year 2002, as well as a decrease in restricted investments of $1.0 million. During the second quarter of fiscal year 2003, we moved within Austin, Texas to our current leased headquarters and engineering facility. In connection with the move, we incurred approximately $11.6 million in capital expenditures.

     During fiscal year 2005 and fiscal year 2004, we generated $3.5 million and $2.3 million, respectively, in cash from financing activities related to the receipt of cash from common stock issuances as a result of the exercises of employee stock options and our employee stock purchase plan. During fiscal year 2003, we generated $1.0 million in cash from financing activities primarily related to the receipt of $1.6 million in cash from common stock issuances as a result of exercises of employee stock options and our employee stock purchase plan, partially offset by $0.6 million in capital lease payments on leases we assumed as a result of our fiscal year 2002 acquisitions.

     As of March 26, 2005, we had restricted investments of $7.9 million, which primarily secures certain obligations under our lease agreement for our principal facility located in Austin, Texas. This facility is 197,000 square feet and houses our headquarters and engineering operations. The operating lease agreement for this facility includes a potential obligation to enter into another lease agreement for a period of 10 years for an additional 64,000 square feet in a new building to be built on property next to our current facility. This obligation is contingent upon construction beginning on the new facility before November 10, 2004. On September 14, 2004, our landlord provided us notice that it had elected to construct the new building. On November 12, 2004, we filed suit against our landlord in the state district court of Travis County, Texas seeking declaratory relief as to our obligations under the current operating lease agreement. Specifically, we seek a declaration that we have no obligation to lease an additional two floors of space because the landlord did not commence construction of the new facility before

November 10, 2004. In the event that the court determines that the owner of the property has strictly complied with all notices and conditions precedent to entering a new lease, we estimate that the yearly minimum future lease payments could be as much as $1.7 million. In addition, we may be required to provide a cash deposit of $200,000 as well as segregating and restricting an additional $3 million of our available cash balance in the form of a letter of credit. If we are required to enter into a new lease, we are unable to estimate when these potential obligations would begin because it is uncertain when construction will actually be completed.

     Although we cannot assure our stockholders that we will be able to generate cash in the future, we anticipate that our existing capital resources and cash flow generated from future operations will enable us to maintain our current level of operations for at least the next 12 months.

Off-Balance Sheet Arrangements

     In our business activities, we incur certain commitments to make future payments under contracts such as purchase orders, leases and other long-term contracts. Maturities under these contracts are set forth in the following table as of March 26, 2005:

	Payment due by period (in thousands)
	< 1 year	1–3 years	3–5 years	> 5 years	Total
Facilities leases, net	$6,477	$13,914	$12,538	$11,256	$44,185
Equipment leases	32	34	13	3	82
Wafer purchase commitments	3,241	–	–	–	3,241
Outside test purchase commitments	568	–	–	–	568
Assembly purchase commitments	1,092	–	–	–	1,092

Total	$11,410	$13,948	$12,551	$11,259	$49,168

Recently Issued Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4” which is effective for fiscal years beginning after June 15, 2005. The pronouncement requires that excessive spoilage, double freight and re-handling costs be recognized as current period charges and that fixed production overhead charges included in the cost of inventory conversion be based upon normal production capacities. This is our current policy and therefore will not affect either our financial condition or the results of operations.

     In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” which supersedes Accounting Principle Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” SFAS No. 123, “Accounting for Stock Based Compensation,” and related implementation guidance. Under this pronouncement, stock based compensation to employees is required to be recognized as a charge to the statement of operations and such charge is to be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the volatility of the company’s stock and the risk free interest rate. Our current policy is not to expense share based compensation; however, we do disclose the affect of this item as currently required by SFAS 123. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The company is currently evaluating these transition methods and the impact this pronouncement will have on us. The pronouncement will now be effective for fiscal years beginning after June 15, 2005. For Cirrus Logic, we will adopt this pronouncement beginning in fiscal year 2007, which begins March 26, 2006.

Critical Accounting Policies

     Our discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements included in this report, which have been prepared in accordance with U. S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts. We evaluate the estimates on an on-going basis. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. We also have policies that we consider to be key accounting policies, such as our policies for revenue recognition, including the deferral of revenues and gross profit on sales to our distributors; however, these policies do not meet the definition of critical accounting estimates because they do not generally require us to make estimates or judgments that are difficult or subjective.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements:

▪	We maintain allowances for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We regularly evaluate our allowance for doubtful accounts based upon the age of the receivable, our ongoing customer relations, as well as any disputes with the customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which could have a material effect on our operating results and financial position. Additionally, we may maintain an allowance for doubtful accounts for estimated losses on receivables from customers with whom we are involved in litigation. See Note 4 in the Notes to our Consolidated Financial Statements contained in “Item 8 – Financial Statements and Supplementary Data.”

▪	Inventories are recorded at the lower of cost or market, with cost being determined on a first-in, first-out basis. We write down inventories to net realizable value based on forecasted demand, management judgment and the age of inventory. Actual demand and market conditions may be different from those projected by management, which could have a material effect on our operating results and financial position.

▪	We evaluate the recoverability of property and equipment and intangible assets in accordance with Statement of Financial Accounting Standard No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” We test for impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. An impairment loss is recognized in the event the carrying value of these assets exceeds the fair value of the applicable assets. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, which could have a material effect on our operating results and financial position. See Note 5 in the Notes to our Consolidated Financial Statements contained in “Item 8 – Financial Statements and Supplementary Data.”

▪	Restructuring charges for workforce reductions and facilities consolidations reflected in the accompanying financial statements were accrued based upon specific plans established by management, in accordance with Emerging Issues Task Force No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” or SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” depending upon the time of the restructuring activity. We use an estimated borrowing rate as the discount rate for all of our restructuring accruals made under SFAS 146. Our facilities consolidation accruals were based upon our estimates as to the length of time a facility would be vacant, as well as the amount of sublease income we would receive once we sublet the facility, after considering current and projected market conditions. Changes in these estimates could result in an adjustment to our restructuring accruals in a future quarter, which could have a material effect on our operating results and financial position. See Note 11 in the Notes to our Consolidated Financial Statements contained in “Item 8 – Financial Statements and Supplementary Data.”

▪	Our taxes payable balance is comprised primarily of tax contingencies that are recorded to address exposures involving tax positions we have taken that could be challenged by taxing authorities. These exposures result from the varying application of statutes, rules, regulations and interpretations. Our tax contingencies are established based on past experiences and judgments about potential actions by taxing jurisdictions. Our tax contingencies relate, in large part, to transfer pricing positions we have taken in a variety of countries in which we operate. We have also accrued tax contingencies for certain domestic tax matters. The ultimate resolution of these matters may be materially greater or less than the amount that we have accrued.

▪	We are subject to the possibility of loss contingencies for various legal matters. See Note 8 in the Notes to our Consolidated Financial Statements contained in “Item 8 – Financial Statements and Supplementary Data.” We regularly evaluate current information available to us to determine whether any accruals should be made based on the status of the case, the results of the discovery process and other factors. If we ultimately determine that an accrual should be made for a legal matter, this accrual could have a material effect on our operating results and financial position and the ultimate outcome may be materially different than our estimate.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to market risks associated with interest rates on our debt securities and currency movements on non-U.S. dollar denominated assets and liabilities. We assess these risks on a regular basis and have established policies to protect against the adverse effects of these and other potential exposures. All of the potential changes noted below are based on sensitivity analyses at March 26, 2005. Actual results may differ materially.

Interest Rate Risk

     At March 26, 2005, an immediate one percent, or 100 basis points, increase or decrease could result in a $1.9 million fluctuation in our annual interest income. We believe the risks associated with fluctuating interest rates are limited to our annual interest income and not the underlying principal as we generally have the ability to hold the debt related investments to maturity. Cirrus Logic is debt free, therefore a change in interest rates is unlikely to have a material impact on interest expense. During fiscal year 2004, our exposure to interest rate risk was minimal due to our investment portfolio, which was primarily in risk-free accounts.

Foreign Currency Exchange Risk

     Our revenue and spending is transacted primarily in U.S. dollars; however, in fiscal years 2005, 2004 and 2003, we entered into minimal transactions in other currencies to fund the operating needs of our design, technical support and sales offices outside of the U.S. As of March 26, 2005 and March 27, 2004, a ten percent change in the value of the related currencies would not have a material impact on our results of operations and financial position.

     In addition to the direct effects of changes in exchange rates on the value of open exchange contracts we may have from time to time, changes in exchange rates can also affect the volume of sales or the foreign currency sales prices of our products and the relative costs of operations based overseas.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Cirrus Logic, Inc.

We have audited the accompanying consolidated balance sheets of Cirrus Logic, Inc as of March 26, 2005 and March 27, 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended March 26, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cirrus Logic, Inc. as of March 26, 2005 and March 27, 2004, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended March 26, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cirrus Logic Inc.’s internal control over financial reporting as of March 26, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 26, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas
May 26, 2005

Report of Independent Registered Public Accounting Firm
On Internal Control over Financial Reporting

The Board of Directors and Shareholders of Cirrus Logic, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Cirrus Logic, Inc. maintained effective internal control over financial reporting as of March 26, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cirrus Logic, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Cirrus Logic, Inc. maintained effective internal control over financial reporting as of March 26, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cirrus Logic, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 26, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cirrus Logic, Inc. as of March 26, 2005 and March 27, 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended March 26, 2005 of Cirrus Logic, Inc. and our report dated May 26, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas
May 26, 2005

CIRRUS LOGIC, INC.

CONSOLIDATED BALANCE SHEET
(in thousands, except per share amounts)

	March 26,	March 27,
	2005	2004
Assets

Current assets:
Cash and cash equivalents	$79,235	$157,893
Restricted investments	7,898	8,159
Marketable securities	91,559	27,093
Accounts receivable, net	18,593	19,804
Inventories	26,649	29,632
Prepaid assets	2,755	3,838
Other current assets	3,845	6,709

Total current assets	230,534	253,128

Long-term marketable securities	1,021	6,996
Property and equipment, net	17,572	22,663
Intangibles, net	10,786	28,638
Other assets	2,897	3,247

	$262,810	$314,672

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,546	$19,317
Accrued salaries and benefits	8,164	9,459
Income taxes payable	9,276	30,107
Royalties payable	752	2,881
Other taxes payable	1,070	4,645
Deferred income on shipments to distributors	7,935	3,506
Other accrued liabilities	8,977	12,921

Total current liabilities	46,720	82,836

Deferred sublease income	3,778	5,504
Long-term restructuring accrual	3,678	7,114
Other long-term liabilities	4,897	5,119

Stockholders’ Equity:
Series A Participating Preferred Stock, $0.001 par value; 1,500 shares authorized, zero issued	—	—
Common stock, $0.001 par value, 280,000 shares authorized, 85,206 shares and 84,395 shares issued and outstanding at March 26, 2005 and March 27, 2004, respectively	85	84
Additional paid-in capital	875,602	871,595
Accumulated deficit	(670,797)	(657,409)
Accumulated other comprehensive loss	(1,153)	(171)

Total stockholders’ equity	203,737	214,099

	$262,810	$314,672

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Years Ended
	March 26,	March 27,	March 29,
	2005	2004	2003
Net sales	$194,900	$196,338	$261,999
Cost of sales	101,637	95,594	129,757

Gross margin	93,263	100,744	132,242

Operating expenses:
Research and development	66,831	76,168	95,271
Selling, general and administrative	42,394	51,518	73,661
Restructuring costs and other, net	9,463	9,526	8,633
Amortization of acquired intangibles	13,676	14,394	17,837
Impairment of goodwill and other intangibles	—	—	136,160
Litigation settlement	—	(45,000)	—
Patent agreement and settlements, net	(593)	(31,402)	—
Lease termination costs	—	—	4,568

Total operating expenses	131,771	75,204	336,130

Income (loss) from operations	(38,508)	25,540	(203,888)

Realized gain on marketable securities	806	12,047	215
Interest expense	—	—	(166)
Interest income	3,208	1,875	2,633
Other income (expense), net	317	(18)	(373)

Income (loss) before income taxes and loss from discontinued operations	(34,177)	39,444	(201,579)
Benefit for income taxes	(20,789)	(7,059)	(3,818)

Income (loss) from continuing operations	(13,388)	46,503	(197,761)
Loss from discontinued operations	—	—	(1,452)

Net income (loss)	$(13,388)	$46,503	$(199,213)

Basic earnings (loss) per share:
From continuing operations	$(0.16)	$0.55	$(2.37)
Discontinued operations	—	—	(0.02)

	$(0.16)	$0.55	$(2.39)

Diluted earnings (loss) per share:
From continuing operations	$(0.16)	$0.54	$(2.37)
Discontinued operations	—	—	(0.02)

	$(0.16)	$0.54	$(2.39)

Weighted average common shares outstanding:
Basic	84,746	84,019	83,445
Diluted	84,746	85,602	83,445

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Fiscal Years Ended
	March 26,	March 27,	March 29,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(13,388)	$46,503	$(199,213)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	24,157	27,198	40,048
Non-cash portion of restructuring charges	—	—	2,368
Loss on retirement or write-off of long-lived assets	5,936	2,043	1,442
Loss on impairment of assets held for sale	—	723	—
Lease settlement, net of amortization	(3,778)	(1,442)	6,535
Property lease buyout	(4,343)	—	—
Realized gain on marketable securities	(806)	(11,786)	(215)
Amortization of deferred stock compensation	497	1,377	3,614
Impairment of goodwill and other intangibles	—	—	136,160
Minority interest in loss of eMicro	—	—	(493)
Changes in operating assets and liabilities:
Accounts receivable, net	1,211	2,908	19,471
Inventories	2,983	(7,293)	5,646
Other assets	2,412	3,672	1,708
Accounts payable	(8,721)	9,047	(25,227)
Accrued salaries and benefits	(1,295)	(305)	(1,109)
Deferred income on shipments to distributors	4,429	53	807
Income taxes payable	(20,831)	(7,713)	(4,358)
Other accrued liabilities	(5,566)	4,599	(5,351)

Net cash (used in) provided by operating activities	(17,103)	69,584	(18,167)

Cash flows from investing activities:
Proceeds from sale of marketable securities	50,630	12,047	1,400
Purchase of available for sale marketable securities	(109,377)	(32,911)	—
Purchases of property and equipment	(3,621)	(2,314)	(15,407)
Investments in technology	(3,146)	(8,678)	(5,914)
Proceeds from sale of property and equipment	—	3,500	—
(Increase) decrease in deposits and other assets	187	(310)	42
Acquisition of companies, net of cash acquired	—	—	6,490
Decrease in restricted investments	261	3,685	963

Net cash used in investing activities	(65,066)	(24,981)	(12,426)

Cash flows from financing activities:
Payments on capital lease obligations	—	—	(605)
Issuance of common stock, net of issuance costs	3,511	2,326	1,633

Net cash provided by financing activities	3,511	2,326	1,028

Net (decrease) increase in cash and cash equivalents	(78,658)	46,929	(29,565)
Cash and cash equivalents at beginning of year	157,893	110,964	140,529

Cash and cash equivalents at end of year	$79,235	$157,893	$110,964

Supplemental disclosures of cash flow information
Cash payments (refunds) during the year for:
Interest	$—	$—	$572
Income taxes	(1,646)	698	685

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance, March 30, 2002	82,979	$83	$862,646	$(504,699)	$119	$358,149

Components of comprehensive income (loss):
Net loss	—	—	—	(199,213)	—	(199,213)
Change in unrealized loss on marketable securities	—	—	—	—	(2,411)	(2,411)
Reclassification adjustment for other than temporary losses on marketable equity securities	—	—	—	—	1,184	1,184
Change in unrealized loss on foreign currency translation adjustments	—	—	—	—	571	571

Total comprehensive loss	—	—	—	—	—	(199,869)

Issuance of stock under stock plans	612	1	1,632	—	—	1,633
Issuance of shares previously heldback from prior year acquisitions	170	—	—	—	—	—
Amortization of deferred stock compensation	—	—	3,614	—	—	3,614

Balance, March 29, 2003	83,761	84	867,892	(703,912)	(537)	163,527

Components of comprehensive income (loss):
Net income	—	—	—	46,503	—	46,503
Change in unrealized gain on marketable securities	—	—	—	—	1,676	1,676
Realized gain on marketable equity securities	—	—	—	—	(1,359)	(1,359)
Change in unrealized loss on foreign currency translation adjustments	—	—	—	—	49	49

Total comprehensive loss	—	—	—	—	—	46,869

Issuance of stock under stock plans	618	—	2,326	—	—	2,326
Issuance of shares previously heldback from prior year acquisitions	16	—	—	—	—	—
Amortization of deferred stock compensation	—	—	1,377	—	—	1,377

Balance, March 27, 2004	84,395	84	871,595	(657,409)	(171)	214,099

Components of comprehensive income (loss):
Net loss	—	—	—	(13,388)	—	(13,388)
Change in unrealized loss on marketable securities	—	—	—	—	(313)	(313)
Realized gain on marketable securities	—	—	—	—	(669)	(669)

Total comprehensive loss	—	—	—	—	—	(14,370)

Issuance of stock under stock plans	811	1	3,510	—	—	3,511
Amortization of deferred stock compensation	—	—	497	—	—	497

Balance, March 26, 2005	85,206	$85	$875,602	$(670,797)	$(1,153)	$203,737

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

     Cirrus Logic (“we,” “us,” “our,” or the “Company”) is a premier supplier of high-precision analog and mixed-signal integrated circuits (“ICs”) for a broad range of consumer and industrial markets. We develop and market integrated ICs and embedded software used by original equipment manufacturers (“OEMs”). We also provide complete system reference designs based on our technology that enable our customers to bring products to market in a timely and cost-effective manner.

     We were founded in 1984 and were reincorporated in the State of Delaware in February 1999. Our headquarters are in Austin, Texas and we have a major site in Boulder, Colorado. We also serve customers from international offices in Europe and Asia, including the People’s Republic of China, Korea, Japan, Singapore and Taiwan. Our common stock, which has been publicly traded since 1989, is listed on the NASDAQ National Market under the symbol CRUS.

Basis of Presentation

     We prepare financial statements on a 52- or 53-week year that ends on the last Saturday in March. All fiscal years presented include 52 weeks.

Principles of Consolidation

     The accompanying consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

     The preparation of financial statements in accordance with U. S. generally accepted accounting principles require the use of management estimates. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at fiscal year end and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Reclassifications

     Certain reclassifications have been made to conform to the fiscal year 2005 presentation. These reclassifications had no effect on the results of operations or stockholders’ equity.

Cash and Cash Equivalents

     Cash and cash equivalents consist primarily of money market funds, commercial paper, U.S. Government Treasury and Agency instruments with original maturities of three months or less at the date of purchase.

Marketable Securities and Restricted Investments

     We determine the appropriate classification of marketable securities at the time of purchase and reevaluate such designation as of each balance sheet date. We classify these securities as either held-to-maturity, trading, or available-for-sale in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” As of March 26, 2005 and March 27, 2004, all marketable securities and restricted investments were classified as available-for-sale securities.

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

     On a quarterly and annual basis, we analyze inventories on a part-by-part basis. Inventory quantities on hand in excess of forecasted demand are considered to have reduced market value and, therefore, the cost basis is adjusted to the lower of cost or market. Typically, market values for excess or obsolete inventories are considered to be zero. The short product life cycles and the competitive nature of the industry are factors considered in the estimation of customer unit demand at the end of each quarterly accounting period.

     Inventories were comprised of the following (in thousands):

	March 26,	March 27,
	2005	2004
Work in process	$20,142	$17,178
Finished goods	6,507	12,454

Inventories	$26,649	$29,632

Assets Held for Sale

     On June 26, 2003, we agreed to sell our test operation assets for $3.5 million, which consist primarily of analog and mixed-signal testers, handlers and wafer probes, to ChipPAC, Inc. (“ChipPAC”), a provider of semiconductor packaging design, assembly, test and distribution services. The transaction closed and the cash was received on June 30, 2003. As a result of the planned transfer of these assets to ChipPAC, we recorded an impairment charge of $0.7 million in cost of sales during the first quarter of fiscal year 2004 and reclassified the related assets to assets held for sale, a component of other current assets. On March 27, 2004, we had $2.5 million in assets held for sale and $2.5 million in accrued liabilities related to proceeds received in advance of the assets being transferred. We completed the transfer of assets during December 2004, and therefore, we no longer reflect the assets or liabilities on the balance sheet.

Property and Equipment, net

     Property and equipment is recorded at cost, net of depreciation and amortization. Depreciation and amortization is calculated on a straight-line basis over estimated economic lives, ranging from three to ten years. Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated useful life. Gains or losses related to retirements or dispositions of fixed assets are recognized in the period incurred.

     Property and equipment was comprised of the following (in thousands):

	March 26,	March 27,
	2005	2004
Furniture and fixtures	$5,399	$14,897
Leasehold improvements	15,388	21,262
Machinery and equipment	26,246	92,038
Capitalized software	18,348	33,200

Total property and equipment	65,381	161,397
Less: Accumulated depreciation and amortization	(47,809)	(138,734)

Property and equipment, net	$17,572	$22,663

     Depreciation and amortization expense on property and equipment for fiscal years 2005, 2004, and 2003 was $7.1 million, $8.9 million, and $14.9 million, respectively.

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

     In fiscal year 2004, as a result of our outsourcing agreement with ChipPAC, we reclassified $48.0 million of gross assets with a net book value of $4.2 million as assets held for sale. During fiscal year 2005 and 2004, as a result of an ongoing detailed analysis of our fixed assets, we retired $75.8 million and $62.7 million, respectively, of fully depreciated assets that were no longer in service. We also transferred, as part of our continued outsourcing agreement, approximately $20.2 million of gross fixed assets related to the asset sales to Amkor Technology (“Amkor”) and Premier Semiconductor Services (“Premier”) during the fourth quarter of fiscal year 2005. These assets were sold to their respective parties in two separate transactions. The first transaction, the Amkor asset sale, resulted in a gain, recorded as a component in cost of sales, of $0.1 million on $0.8 million worth of net book value of machinery and equipment. The second transaction, the Premier asset sale, resulted in a gain of $0.1 million, recorded as a component in cost of sales, on $0.1 million worth of net machinery and equipment.

Intangibles, Net

     Intangible assets include purchased technology licenses that are recorded at cost and are generally amortized on a straight-line basis over their useful lives, ranging from three to five years. Acquired intangibles, recorded in connection with our acquisitions, include existing technology, core technology/patents, license agreements, trademarks, covenants not-to-compete and customer agreements. These assets are amortized on a straight-line basis over lives ranging from one to nine years.

Long-lived assets

     In accordance with Statement of Financial Accounting Standard No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” we test for impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. We measure any impairment loss by comparing the fair value of the asset to its carrying amount. We estimate fair value based on discounted future cash flows, quoted market prices, or independent appraisals.

Goodwill

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets,” Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested annually (or more frequently if impairment indicators arise) for impairment. We applied the provisions of SFAS 142 to goodwill and intangible assets from business combinations initiated after June 30, 2001. We adopted the remaining provisions of SFAS 142 on March 31, 2002, the first day of fiscal year 2003. Accordingly, we did not record goodwill amortization expense in fiscal years 2005, 2004, or 2003. We performed both our required transitional goodwill impairment test as well as our annual goodwill impairment test during fiscal year 2003, which resulted in a goodwill impairment charge of $126.0 million. During fiscal years 2004 and 2005, we did not perform a SFAS 142 analysis, as we did not have any goodwill or other indefinite lived assets.

Foreign Currency Translation

     All of our international subsidiaries have the U.S. dollar as the functional currency. The local currency financial statements are remeasured into U.S. dollars using current rates of exchange for assets and liabilities. Gains and losses from remeasurement are included in other income (expense), net. Revenue and expenses from our international subsidiaries are translated using the monthly average exchange rates in effect for the period in which the items occur. For all periods presented, our foreign currency translation expense was immaterial.

Credit Risk Concentration

     Financial instruments that potentially subject us to material concentrations of credit risk consist primarily of cash equivalents, restricted investments, marketable securities, long-term marketable securities and trade accounts receivable. We are exposed to credit risk to the extent of the amounts recorded on the balance sheet. By policy, our cash equivalents, restricted investments, marketable securities and long-term marketable securities are subject to certain nationally recognized credit standards, issuer concentrations, sovereign risk and marketability or liquidity considerations.

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

     The following table summarizes customers whose receivable balances represent more than 10 percent of consolidated gross short-term accounts receivable:

	March 26,	March 27,
	2005	2004
Memec Group Holdings Limited	35%	33%
L.G. Group	10%	—

     The following table summarizes sales to distributor (Memec Holdings Group) and other customers that represent more than 10 percent of our consolidated net sales:

	March 26,	March 27,	March 29,
	2005	2004	2003
Memec Holdings Group	27%	20%	15%
Thomson S.A.	—	—	12%

     No other customers or distributors accounted for 10 percent or more of net sales in fiscal years 2005, 2004, and 2003. The loss of a significant customer or distributor or a significant reduction in a customers or distributors orders could have an adverse effect on our sales. Our sales to Thomson S.A. primarily consisted of DVD drive manager devices that were included in game console products. These sales were made under a volume purchase agreement, the delivery terms of which have been fulfilled.

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

Warranty Expense

     In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Currently, the only applicable item of FIN 45 relates to the impact of paragraph 14, which refers to product warranties. Because we do not have extended warranties, our exposure is limited to product returns for defective products. In general, we warrant that the products, when delivered, will be free from defects in material workmanship under normal use and service. Our obligations are limited to replacing, repairing or giving credit for, at our option, any products that are returned within one year after the date of shipment and if notice is given to us in writing within 30 days of the customer learning of such problem. Warranty expense was not significant for any period presented.

Shipping Costs

     Our shipping and handling costs are included in cost of sales for all periods presented.

Advertising Costs

     Advertising costs are expensed as incurred. Advertising costs were $1.7 million, $1.5 million, and $1.9 million, in fiscal years 2005, 2004, and 2003, respectively.

Stock-Based Compensation

     The FASB issued SFAS No. 123R “Share-Based Payment” which supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” SFAS No. 123, “Accounting for Stock-Based Compensation” and related implementation guidance. The pronouncement is effective for annual periods beginning after June 15, 2005, and we will implement it at that time. Refer to the section titled “Recently Issued Accounting Pronouncements” for a more detailed discussion of the specific requirements.

     We apply the intrinsic value method in accounting for our stock option and stock purchase plans in accordance with APB 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation cost has been recognized for options granted with an exercise price equal to market value at the date of grant or in connection with the employee stock purchase plan. In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure,” which currently affects us only with regard to quarterly and annual reporting of the pro forma effect on net income and earnings per share of applying the Black-Scholes method to measure compensation expense as required under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation.”

     The following table details the disclosure required by SFAS 123 (in thousands, except per share amounts):

	March 26,	March 27,	March 29,
	2005	2004	2003
Net income (loss) as reported	$(13,388)	$46,503	$(199,213)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	497	1,377	3,614
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11,966)	(14,536)	(16,083)

Pro forma net income (loss)	$(24,857)	$33,344	$(211,682)

Basic net income (loss) per share, as reported	$(0.16)	$0.55	$(2.39)
Pro forma basic net income (loss) per share	(0.29)	0.40	(2.54)
Diluted net income (loss) per share, as reported	$(0.16)	$0.54	$(2.39)
Pro forma diluted net income (loss) per share	(0.29)	0.39	(2.54)

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

Net Income (Loss) Per Share

     Basic net income (loss) per share is based on the weighted effect of common shares issued and outstanding and is calculated by dividing net income (loss) by the basic weighted average shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic net income (loss) per share calculation, plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding.

     Incremental weighted average common shares attributable to the assumed exercise of outstanding options of 1,510,000 and 538,000 shares for the years ended March 26, 2005 and March 29, 2003, respectively, were excluded from the computation of diluted net income (loss) per share because the effect would be anti-dilutive due to our loss position during fiscal years 2005 and 2003. The weighted outstanding options excluded from our diluted calculation for the years ended March 26, 2005, March 27, 2004, and March 29, 2003 were 7,501,000, 6,729,000, and 10,755,000, respectively, as the exercise price exceeded the average market price during the period.

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

Recently Issued Accounting Pronouncements

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4” which is effective for fiscal years beginning after June 15, 2005. The pronouncement requires that excessive spoilage, double freight and re-handling costs be recognized as current period charges and that fixed production overhead charges included in the cost of inventory conversion be based upon normal production capacities. This is our current policy and therefore adoption of this standard will not affect either our financial condition or the results of operations.

     In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” which supersedes APB 25, “Accounting for Stock Issued to Employees,” SFAS No. 123, “Accounting for Stock Based Compensation,” and related implementation guidance. Under this pronouncement, stock based compensation to employees is required to be recognized as a charge to the statement of operations and such charge is to be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected life of the option, the current price of the underlying shares, the volatility of the company’s stock and the risk free interest rate. Our current policy is not to expense share based compensation; however, we do disclose the affect of this item as currently required by SFAS 123. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The company is currently evaluating these transition methods and the impact this pronouncement will have on us. The pronouncement is effective for fiscal years beginning after June 15, 2005. For Cirrus Logic, we will adopt this pronouncement beginning in fiscal year 2007, which begins March 26, 2006.

Fair Value of Financial Instruments

     The Company’s financial instruments consist principally of cash and cash equivalents, investments, receivables and accounts payable. The Company believes all of these financial instruments are recorded at amounts that approximate their current market values due to their short-term nature or because they are stated at fair value.

2. Restricted Investments

     As of March 26, 2005 and March 27, 2004, we have restricted investments of $7.9 million and $8.2 million, respectively, in support of our letter of credit needs. The letters of credit primarily secure certain obligations under our operating lease agreement for our headquarters and engineering facility in Austin, Texas. This secured amount declines over our lease term through fiscal year 2013.

3. Marketable Securities

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

     The following table is a summary of available-for-sale securities (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair Value
As of March 26, 2005:	Cost	Gains	Losses	(Net Carrying Amount)
Corporate securities – U.S.	$53,873	$—	$(257)	$53,616
U.S. Government securities	34,204	—	(85)	34,119
Agency discount notes	8,152	—	(41)	8,111
Commercial paper	4,632	—	—	4,632

Total debt securities	100,861	—	(383)	100,478
Marketable equity securities	—	—	—	—

	$100,861	$—	$(383)	$100,478

	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair Value
As of March 27, 2004:	Cost	Gains	Losses	(Net Carrying Amount)
Corporate securities – U.S	$19,556	$13	$—	$19,569
Corporate securities – non – U.S.	957	4	—	961
U.S. Government securities	9,571	9	—	9,580
Agency discount notes	6,991	1	—	6,992
Commercial paper	3,994	1	—	3,995

Total debt securities	41,069	28	—	41,097
Marketable equity securities	580	571	—	1,151

	$41,649	$599	$—	$42,248

     The cost and estimated fair value of available-for-sale investments by contractual maturity were as follows:

	March 26, 2005		March 27, 2004
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$99,830	$99,457	$34,090	$34,101
After 1 year through 2 years	1,031	1,021	6,979	6,996
After 2 years	—	—	—	—

Total debt securities	100,861	100,478	41,069	41,097
Equity securities	—	—	580	1,151

	$100,861	$100,478	$41,649	$42,248

     During fiscal year 2005, we recognized a gain of $0.8 million related to sale of investments we had in publicly traded companies. In the first quarter of fiscal year 2005, we recognized a gain of $0.7 million on the sale of all of the Company’s stock in Silicon Laboratories Inc. (“Silicon Labs”). Total proceeds from the sale were $1.2 million. In the fourth quarter of fiscal year 2005, Cirrus Logic received additional shares in Silicon Labs as a result of a prior merger agreement whereby Silicon Labs acquired Cygnal Integrated Products, Inc. (“Cygnal”). This merger agreement stated that all shareholders in Cygnal, Cirrus Logic included, would receive shares of stock in Silicon Labs in exchange for their shares in Cygnal. Further, the agreement stated that, should Cygnal achieve certain revenue milestones, the former Cygnal shareholders would receive a designated amount of stock in Silicon Labs. Cygnal surpassed certain of those milestones laid out in the merger agreement and, as a result, Silicon Labs distributed certain shares of its stock held in escrow to Cirrus Logic in the fourth quarter of our 2005 fiscal year. Cirrus Logic sold these shares immediately and recognized a gain of $0.1 million. The unrealized losses on our available-for-sale securities currently held that were recorded in fiscal year 2005 and the unrealized gains reported in fiscal year 2004 on our available-for-sale securities were temporary in nature, as our investing policy allows us to change our investment strategy based upon the yield on alternative investments or a need for liquidity.

     In fiscal year 2004, we recognized a gain of $12.1 million related to sale of investments we had in other publicly traded companies. This was related primarily to a realized gain of $10.1 million on our investment in SigmaTel, Inc. (“SigmaTel”). In November 2000, we entered into a litigation settlement with SigmaTel in which we received shares of common stock, guaranteed to be valued at $10.5 million should SigmaTel complete an initial public offering (“IPO”) in the future. On September 16, 2003, SigmaTel completed their IPO. We sold all of our shares and received $5.6 million, net of selling commissions. We also received a payment of $4.5 million, which was the difference between the guaranteed $10.5 million value and the gross IPO value of our shares.

4. Accounts Receivable, net

     The following are the components of accounts receivable (in thousands):

	March 26,	March 27,
	2005	2004
Gross accounts receivable	$19,114	$20,500
Less: Allowance for doubtful accounts	(521)	(696)

Accounts receivable, net	$18,593	$19,804

     The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Balance, March 30, 2002	$(1,965)
Write-off of uncollectible accounts, net of recoveries	988

Balance, March 29, 2003	(977)
Write-off of uncollectible accounts, net of recoveries	281

Balance, March 27, 2004	(696)
Write-off of uncollectible accounts, net of recoveries	175

Balance, March 26, 2005	$(521)

     We were successful in collecting the Western Digital receivable during fiscal year 2004 and we recorded a credit to operating expenses of $45 million as our litigation settlement of which, $26.5 million was a recovery of bad debt previously recorded in a prior fiscal year. The Fujitsu receivable and the related allowance, of $46.8 million is fully reserved. See Note 8 and Note 19 for further discussion of the litigation with Fujitsu and Note 9 for further discussion regarding the settlement with Western Digital.

5. Intangibles, net

     The following information details the gross carrying amount and accumulated amortization of our intangible assets (in thousands):

	March 26, 2005		March 27, 2004
	Gross	Accumulated	Gross	Accumulated
Amortized intangible assets:	Amount	Amortization	Amount	Amortization
Core technology	$8,290	$(6,521)	$8,290	$(4,642)
Existing technology	43,430	(38,723)	43,430	(27,431)
License agreements	1,940	(1,504)	1,940	(1,080)
Technology licenses	12,615	(8,748)	17,166	(9,122)
Trademarks	320	(313)	320	(233)

	$66,595	$(55,809)	$71,146	$(42,508)

     In connection with our headcount reductions in fiscal year 2005 (see Note 11 for further detail), we recorded an impairment charge of $5.0 million for the abandonment of certain computer aided design (“CAD”) and other software tools that will no longer be utilized. The assets were a component of the “Technology Licenses” group in the above table. Amortization expense for all intangibles in fiscal years 2005, 2004, and 2003 was $17.1 million, $18.3 million, and $25.1 million, respectively. The following table details the estimated aggregate amortization expense for all intangibles owned as of March 26, 2005 for each of the five succeeding fiscal years (in thousands):

For the year ended March 25, 2006	$7,823
For the year ended March 31, 2007	1,413
For the year ended March 29, 2008	1,016
For the year ended March 28, 2009	278
For the year ended March 27, 2010	239

     In accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” and SFAS 142 “Goodwill and Other Intangible Assets,” we consider our business activities to constitute a single operating segment and a single reporting unit, as all operating results are accumulated and reviewed by management at the entity level, which is organized functionally and shares common manufacturing facilities and equipment, common engineering resources and common administrative, accounting and IT functions. Accordingly, we assessed goodwill for impairment at an “enterprise” level.

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

     As part of our restructuring activities during the fourth quarter of fiscal year 2003, we closed our wireless product line, acquired in October 2001 in connection with our acquisition of ShareWave, and the associated El Dorado Hills, California office. As a result, we recorded a $9.7 million charge in fiscal year 2003 for the entire net book value of the related acquired intangible assets, primarily core technology/patents and one customer agreement. This charge was recorded as a component of “Impairment of goodwill and other intangibles.” The customer agreement terminated during the fourth quarter of fiscal year 2003 and, therefore, had no future value. We are no longer using the technology and associated patents. We were unsuccessful in our efforts to market the technology and associated patents and, therefore, determined their fair value to be zero. As a result of our analysis, we fully impaired the associated acquired intangible assets.

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

6. Discontinued Operations – eMicro Joint Venture

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

     Effective with the first fiscal quarter of 2003, we recorded eMicro’s results of operations as discontinued in accordance with SFAS 144. eMicro’s revenue and operating loss included in discontinued operations for fiscal year 2003 were $0.9 million and $2.0 million, respectively.

7. Commitments and Contingencies

Facilities and Equipment Under Operating Lease Agreements

     We lease our facilities and certain equipment under operating lease agreements, some of which have renewal options. Certain of these arrangements provide for lease payment increases based upon future fair market rates. Our principal facilities, located in Austin, Texas, consists of approximately 251,000 square feet of leased office and test space, which have leases that expire from 2005 to 2012, excluding renewal options. This space is used for product development and testing, sales, marketing and administration. It includes our headquarters and engineering facility, which has 197,000 square feet and no escalating rent clauses. We have an obligation to lease additional space in a new building next to our current facility, should construction of this building begin before November 10, 2004. The lease agreement for this facility includes a potential obligation to enter into another lease agreement for a period of 10 years for an additional 64,000 square feet in a new building to be built on property next to our current facility. This obligation was contingent upon construction beginning on the new facility before November 10, 2004. On September 14, 2004, our landlord provided us notice that it had elected to construct the new building. However, as of May 27, 2005, actual construction on the new building had not commenced. In the event that the court determines that the owner of the property has strictly complied with all notices and conditions precedent to entering a new lease, we estimate that the yearly minimum future lease payments could be as much as $1.7 million, which has not been included in the table below. In addition, we may be required to provide a cash deposit of $200,000 as well as segregating and restricting an additional $3 million of our available cash balance in the form of a letter of credit. If we are required to enter into a new lease, we are unable to estimate when these potential obligations would begin because it is uncertain when construction will actually be completed.. See Note 8, “Legal Proceedings - Facilities Under Operating Lease Agreements” for more information regarding this potential lease obligation.

     The aggregate minimum future rental commitments under all operating leases for the following fiscal years are (in thousands):

			Net Facilities	Equipment	Total
	Facilities	Subleases	Commitments	Commitments	Commitments
2006	$12,112	$5,635	$6,477	$32	$6,509
2007	10,625	4,145	6,480	21	6,501
2008	9,666	2,232	7,434	13	7,447
2009	9,154	1,621	7,533	7	7,540
2010	5,141	136	5,005	6	5,011
Thereafter	11,256	—	11,256	3	11,259

Total minimum lease payments	$57,954	$13,769	$44,185	$82	$44,267

     Total rent expense was approximately $11.5 million, $13.9 million, and $13.6 million, for fiscal years 2005, 2004, and 2003, respectively. Sublease rental income was $5.8 million, $5.4 million, and $6.3 million, for fiscal years 2005, 2004, and 2003, respectively. The sublease commitment information shown above for future years does not include the $7.4 million settlement we received in fiscal year 2003 when one of our California tenants exited their subleases for approximately 145,000 square feet. This amount is being amortized on a straight-line basis as a reduction in operating expenses over the remaining lease periods with a total remaining balance at March 26, 2005 of $4.1 million. Further, we recorded a charge to operating expense during fiscal year 2004 in the amount of $0.4 million for the Raleigh, North Carolina facility and $1.4 million for our Fremont, California facility. The amounts were determined when a tenant broke their sublease with us in our Raleigh, North Carolina property and we determined we would be unable to sublease our Fremont, California property as quickly as previously expected due to the depressed commercial real estate market in the area. As of March 26, 2005, a total of $1.6 million related to these vacated leases remained accrued. These amounts are classified as either long-term or short-term; where appropriate. These amounts are included in the table above, as well as the $5.5 million of accrued restructuring facility costs that are discussed in greater detail in Note 11.

Wafer, Assembly and Test Purchase Commitments

     We rely on third-party foundries for our wafer manufacturing needs. As of March 26, 2005, we had agreements with multiple foundries for the manufacture of wafers. None of these agreements has volume purchase commitments or “take or pay” clauses. The agreements provide for purchase commitments based on purchase orders. Cancellation fees or other charges may apply and are generally dependent upon whether wafers have been started or the stage of the manufacturing process at which the notice of cancellation is given. As of March 26, 2005, we had foundry commitments of $3.2 million.

     In addition to our wafer supply arrangements, we contract with third-party assembly vendors to package the wafer die into finished products. Assembly vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry. We had non-cancelable assembly purchase orders with numerous vendors totaling $1.1 million at March 26, 2005.

     We have transitioned all of our test services to outside third party contractors. Test vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry. Our total non-cancelable commitment for outside test services as of March 26, 2005 was $0.6 million.

Other Contingencies

     On June 3, 2003, the Inland Revenue Authority of Singapore (“IRAS”) notified us that it disagreed with our classification of sales to certain disk drive customers from May 1997 through March 1998, resulting in additional goods and services taxes (“GST”) owed by us. After a thorough review of these matters by both the Company and representatives from IRAS, we reached an agreement in the third quarter of 2005 on this and all other audit issues covering years 1997 through 2000. As a result, instead of incurring a liability, the Company received $2.3 million for reclaimed GST collected by vendors during the years 1997 through 2000. This amount has been reported as a reduction of our selling, general and administrative expenses during fiscal year 2005.

8. Legal Matters

Fujitsu

     On October 19, 2001, we filed a lawsuit against Fujitsu, Ltd. (“Fujitsu”) in the United States District Court for the Northern District of California. We asserted claims for breach of contract and anticipatory breach of contract and we sought damages in excess of $46 million. The basis for our complaint was Fujitsu’s refusal to pay for hard disk drive-related chips delivered to and accepted by it in fiscal year 2002. On December 17, 2001, Fujitsu filed an answer and a counterclaim. Fujitsu alleged claims for breach of contract, breach of warranty, quantum meruit/equitable indemnity and declaratory relief. The basis for Fujitsu’s counterclaim was the allegation that certain chips that we sold to Fujitsu were defective and allegedly caused Fujitsu’s hard disk drives to fail. The counterclaim did not specify the damages Fujitsu seeks, other than to allege it has sustained “tens of millions” of dollars in damages. To facilitate the resolution of all claims in one lawsuit, including our claims against potentially responsible third parties, we agreed with Fujitsu to realign our claims so that Fujitsu is the plaintiff and we are the defendant and counterclaimant. This realignment allowed Fujitsu and us to file in the same lawsuit third-party claims alleging breach of contract and warranty against Amkor Technology, Inc., (“Amkor”) the company that recommended and sold to us the packaging materials that caused the alleged defects in our chips. Amkor filed an answer to our third-party claim and a third-party complaint for implied contractual indemnity and breach of warranties against Sumitomo Bakelite Co., Ltd., (“Sumitomo”) the company that sold the allegedly defective molding compound used in these packaging materials.

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

     On April 28, 2005, before the rescheduled trial date, Cirrus Logic, Fujitsu, Amkor, Sumitomo, and Cirrus Logic’s insurance carriers reached an agreement through an arbitration process to settle and release all pending claims related to the alleged failure of certain semiconductor integrated circuits sold by Cirrus Logic to Fujitsu. These releases included releases between our insurance carriers and us for any claims related to the litigation with Fujitsu. As part of the settlement, Fujitsu is to receive $45 million from Sumitomo, $40 million from Amkor, and $40 million from Cirrus Logic’s insurance carriers. Fujitsu agreed to pay us a lump sum in the amount of $25 million. We anticipate the final settlement documents will be completed and payment will be received prior to the end of June 2005.

St. Paul Fire and Marine Insurance Company

     On June 9, 2004, we filed a complaint for declaratory relief against St. Paul Fire and Marine Insurance Co. (“St. Paul”) in the United States District Court, Northern District of California. Specifically, the complaint seeks a judicial determination and declaration that the Technology Commercial General Liability Protection (“CGL”) coverage under an insurance policy issued to us by St. Paul provides Cirrus Logic with insurance coverage for Cirrus Logic’s defense of claims brought by Fujitsu in the previously referenced matter. Pursuant to our CGL policy, the costs and expenses associated with defending our lawsuit against Fujitsu would be covered, but would not reduce the policy coverage limits. On August 23, 2004, St. Paul answered the complaint, denying that it was obligated to defend us under the CGL policy.

     Based on the settlement and releases agreed to by the insurance carriers as set forth in the previously referenced matter, we anticipate that, after documentation of the settlement, we will dismiss this case after the insurance carriers have paid Fujitsu and Fujitsu has paid us pursuant to a final settlement agreement.

Wolfson Microelectronics

     On October 9, 2003, we filed a lawsuit against Wolfson Microelectronics, plc, a United Kingdom company and Wolfson Microelectronics Ltd., a Delaware corporation, (collectively “Wolfson”) in the U.S. District Court for the Southern District of California. We alleged that several Wolfson products that incorporate digital-to-analog converters (“DACs”) infringe on our U.S. Patent Nos. 6,492,928 and 6,011,501. We were seeking damages and requesting a permanent injunction against Wolfson from making, using, offering to sell or selling in the U.S. or importing into the U.S. any infringing products. On December 2, 2003, in response to our complaint, Wolfson filed an answer and a counterclaim against us alleging, among other things, unfair competition, tortious interference with prospective economic advantage and tortious interference with contractual relationships. Wolfson’s claims were based primarily on our alleged bad faith in filing suit against Wolfson with the alleged knowledge that one of the two asserted patents was invalid. On April 2, 2004, the district court dismissed Wolfson’s counterclaims for failure to state a claim, although the district court granted leave to amend their complaint. On April 30, 2004, Wolfson amended its counterclaims to include additional allegations concerning alleged communications by Cirrus Logic with Bose Corporation and Argus Electronics relating to Wolfson’s ability to continue to provide Wolfson audio DACs to these customers in the future.

     In addition, on October 14, 2003, we filed a complaint requesting that the U.S. International Trade Commission (the “ITC”) initiate an investigation of Wolfson Microelectronics, plc, for violation of Section 337 of the Tariff Act of 1930, in the importation, sale for importation and sale in the U.S. after importation of certain digital-to-analog converters and other products containing these converters. In our complaint, we asked the ITC to investigate whether certain Wolfson products infringe on one or more of the claims of U.S. Patent No. 6,492,928. On November 10, 2003, the ITC instituted an investigation into Wolfson’s actions based on our allegations. On December 9, 2003, we also requested the ITC to further investigate whether certain Wolfson products infringed on one or more of the claims of U.S. Patent No. 6,011,501. On December 29, 2003, the ITC included our allegations of infringement with respect to U.S. Patent No. 6,011,501 into its investigation. With respect to both patents, we were seeking a permanent exclusion order banning the importation into the U.S. of the allegedly infringing products and a cease-and-desist order halting the sale of these infringing products, as well as other relief the ITC deems appropriate.

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

     On February 11, 2005, the ITC issued its determination as to the appropriate remedy that we are entitled to with respect to U.S. Patent No. 6,011,501. Specifically, the ITC issued a limited exclusion order prohibiting the importation of three models of Wolfson’s DACs that infringe the ‘501 patent.

     We settled all of our outstanding litigation matters with Wolfson on March 24, 2005. Under the settlement agreement, the parties agreed to withdraw all outstanding claims and counterclaims in the U.S. District Court proceedings. In addition, the parties submitted an application to the ITC for the withdrawal of the exclusion order that the ITC issued in February 2005 in relation to the ‘501 patent. As part of the settlement, the parties have agreed not to assert any patents against each other for a period of three years. In addition, Wolfson agreed not to make, use, sell, offer for sale, and/or import into the United States any DACs that practiced the ‘501 patent. No payments were made, or will be made, by either party as part of the settlement.

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

     On January 25, 2005, we answered Silvaco’s complaint by denying any wrong-doing. In addition, we filed a cross-complaint against Silvaco alleging breach of contract relating to Silvaco’s refusal to provide certain technology that would enable us to use certain unrelated software tools.

     We intend to defend the lawsuit vigorously. In addition, Circuit Semantics is obligated to defend and indemnify us pursuant to our license agreement with them for the software. However, we cannot predict the ultimate outcome of this litigation and we are unable to estimate any potential liability we may incur.

Facilities Under Operating Lease Agreements

     We lease our facilities under operating lease agreements. Our principal facility, located in Austin, Texas, is 197,000 square feet and houses our headquarters and engineering facility. The lease agreement for this facility includes a potential obligation to enter into another lease agreement for a period of 10 years for an additional 64,000 square feet in a new building to be built on property next to our current facility. This obligation was contingent upon construction beginning on the new facility before November 10, 2004. On September 14, 2004, our landlord provided us notice that it had elected to construct the new building. However, as of May 27, 2005, actual construction on the new building had not commenced. On November 12, 2004, we filed suit against our landlord in the state district court of Travis County, Texas seeking declaratory relief as to our obligations under the current operating lease agreement. Specifically, we seek a declaration that we have no obligation to lease an additional two floors of space because the landlord did not commence construction of the new facility before November 10, 2004. Trial has been set in this matter for December 2005.

     In the event that the court determines that the owner of the property has strictly complied with all notices and conditions precedent to entering a new lease, we estimate that the yearly minimum future lease payments could be as much as $1.7 million. In addition, we may be required to provide a cash deposit of $200,000 as well as segregating and restricting an additional $3 million of our available cash balance in the form of a letter of credit. If we are required to enter into a new lease, we are unable to estimate when these potential obligations would begin because it is uncertain when construction will actually be completed.

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

10. Patent agreement and settlements, net

     During the third quarter of fiscal year 2005, we released $0.6 million in legal fees originally accrued in connection with the transaction with Broadcom Corporation for certain U.S. and foreign patents. The excess accrual was related to differences from our original estimate and the actual fees incurred related to this transaction.

     On August 11, 2003, we entered into a Patent Sale, Assignment and Cross-License Agreement with NVIDIA and NVIDIA International, Inc. to settle certain pending litigation. As a result of this agreement, NVIDIA paid us $9 million on August 11, 2003. On September 23, 2003, we entered into a Patent Sale, Assignment and Cross-License Agreement with ATI and ATI International SRL to settle certain additional pending litigation. As a result of this agreement, ATI paid us $9 million on October 2, 2003. Under the terms of a contingency fee arrangement, we were obligated to pay outside counsel a percentage of these settlements. During the fourth quarter of fiscal year 2004, we received a net $17 million related to a transaction with Broadcom Corporation for certain U.S. and foreign patents. Both the agreement and settlements were recorded as a separate line item on the statement of operations in operating expenses under the heading “Patent agreement and settlements, net.”

11. Restructuring Costs and Other

     During the fiscal year 2005, we recorded a charge of $2.9 million for severance related items associated with workforce reductions, which affected approximately 100 individuals worldwide in various job functions. In connection with these reductions, we also recorded an impairment charge of $5.0 million for the abandonment of certain computer aided design (“CAD”) and other software tools that will no longer be utilized. In addition, we recorded a net $1.4 million charge due to facility related consolidations, primarily in Colorado and California. These facility charges included a benefit of $0.5 million resulting from a lease buyout that we completed in the second quarter of fiscal year 2005. The cost for this leased facility had been partially accrued when a portion of the space was vacated during our fiscal year 2002 workforce reductions. During the first quarter of fiscal year 2005, the remaining cost was accrued when the leased space was completely vacated. The total buyout amount of $4.3 million was less than the recorded liability and hence, we recognized the benefit of $0.5 million from this transaction against the restructuring expenses incurred during the second quarter of fiscal year 2005. Additionally, we recorded an impairment charge of $0.1 million for property and equipment associated with our Pune, India facility closure. Our severance commitments for the fiscal year 2005 action will be completed during fiscal year 2006.

     The following table sets forth the activity in our fiscal year 2005 restructuring accrual (in thousands)

		Facilities	Contract
	Severance	Abandonment	Termination	Total
Balance, March 27, 2004	$—	$—	$—	$—
Fiscal year 2005 provision	2,856	1,336	21	4,213
Cash payments, net	(2,533)	(1,336)	(21)	(3,890)

Balance, March 26, 2005	$323	$—	$—	$323

     During fiscal year 2004, we recorded a charge of $1.7 million in operating expenses primarily related to severance for headcount reductions. We eliminated approximately 130 positions from various job classes and functions during fiscal year 2004, with the majority of the reductions in Austin, Texas, primarily in selling, general and administrative functions and in our Colorado operations, primarily in engineering. Included in this reduction was the elimination of 64 of approximately 120 test operation positions and a total severance charge of approximately $0.4 million as part of our previously announced plan to reduce headcount associated with our outsourcing agreement with ChipPAC. Also during fiscal year 2004, we recorded a restructuring charge of $6.2 million in operating expenses for facility consolidations primarily in California and Texas, an impairment charge of $1.5 million for property and equipment associated with our Austin, Texas facility consolidation and an impairment charge of $0.2 million for property and equipment associated with our Tokyo, Japan facility consolidation. During fiscal year 2005, we re-assessed our sublease assumptions related to our restructured facilities and determined that an additional $0.2 million was required due to our inability to sublease certain facilities. Our facility commitments for the fiscal year 2004 actions will be completed during fiscal year 2013.

The following table sets forth the activity in our fiscal year 2004 restructuring accrual (in thousands):

		Facilities
	Severance	Abandonment	Total
Balance, March 29, 2003	$—	$—	$—
Fiscal year 2004 provision	1,688	6,205	7,893
Cash payments, net	(1,514)	(908)	(2,422)

Balance, March 27, 2004	$174	$5,297	$5,471
Fiscal year 2005 provision	—	178	178
Cash payments, net	(174)	(944)	(1,118)

Balance, March 26, 2005	$—	$4,531	$4,531

     During fiscal year 2003, we eliminated approximately 290 employee positions worldwide, or approximately 25 percent of the total workforce, from various business functions and job classes as a continuation of our fiscal year 2002 effort to further reduce costs and align operating expenses with our revenue model. In fiscal year 2003, we recorded a restructuring charge of $3.8 million in operating expenses for costs associated with these workforce reductions, a non-cash charge of $2.5 million to fully expense certain intangible, fixed and other assets that would no longer be used as a result of our workforce reductions and $0.8 million related to facility consolidations. As part of these restructuring activities, we closed our wireless product line, acquired in October 2001 in connection with our acquisition of ShareWave and the associated El Dorado Hills, California office. Our facility commitments for the fiscal year 2003 actions will be completed during fiscal year 2007.

     The following table sets forth the activity in our fiscal year 2003 restructuring accrual (in thousands):

		Facilities
	Severance	Abandonment	Total
Balance, March 30, 2002	$—	$—	$—
Fiscal year 2003 provision	3,808	753	4,561
Cash payments, net	(3,667)	(249)	(3,916)

Balance, March 29, 2003	$141	$504	$645
Fiscal year 2004 provision	(95)	32	(63)
Cash payments, net	(46)	(269)	(315)

Balance, March 27, 2004	$—	$267	$267
Fiscal year 2005 provision	—	(25)	(25)
Cash payments, net	—	(42)	(42)

Balance, March 26, 2005	$—	$200	$200

     The following table sets forth the activity in our fiscal year 2002 restructuring accrual (in thousands). In fiscal year 2003, we recorded a net additional charge of $1.5 million related primarily to a reduction in the sublease assumptions for a facility we initially restructured during fiscal year 2002, mainly due to the depressed real estate market in that area. During fiscal year 2004, we modified our sublease assumptions due to the continued depressed real estate market and took another charge of $121 thousand related to some of these restructured facilities. The remaining balance for the fiscal year 2002 restructuring relates to a contractual obligation that will expire in fiscal year 2006.

		Facilities
	Severance	Abandonment	Total
Balance, March 30, 2002	$152	$3,989	$4,141
Fiscal year 2003 provision	35	1,550	1,585
Cash payments, net	(187)	(1,438)	(1,625)

Balance, March 29, 2003	$—	$4,101	$4,101
Fiscal year 2004 provision	—	121	121
Cash payments, net	—	(557)	(557)

Balance, March 27, 2004	$—	$3,665	$3,665
Fiscal year 2005 provision	—	—	—
Cash payments, net	—	(3,610)	(3,610)

Balance, March 26, 2005	$—	$55	$55

     The following table sets forth the activity in our fiscal year 1999 restructuring accrual during fiscal year 2005 (in thousands). The remaining balance for the fiscal year 1999 restructuring relates to a contractual obligation with a tenant to whom we have subleased space that will expire in fiscal year 2007.

		Facilities
	Severance	Abandonment	Total
Balance, March 30, 2002 and March 29, 2003	$—	$492	$492
Fiscal year 2004 provision	—	(95)	(95)
Amounts utilized	—	—	—

Balance, March 27, 2004	$—	$397	$397
Fiscal year 2005 provision	—	—	—
Amounts utilized	—	—	—

Balance, March 26, 2005	$—	$397	$397

     As of March 26, 2005, we have a remaining restructuring accrual for all of our past restructurings of $5.5 million, primarily related to net lease expenses that will be paid over the respective lease terms through fiscal year 2013, along with other anticipated lease termination costs. We have classified the short-term portion of our restructuring activities as “Other accrued liabilities.”

12. Employee Benefit Plans

     We have a 401(k) Profit Sharing Plan (the “Plan”) covering substantially all of our qualifying domestic employees. Under the Plan, employees may elect to contribute up to 75 percent of their annual compensation, subject to annual IRS limitations. We match 50 percent of the first 6 percent of the employees’ annual contribution to the plan. During fiscal years 2005, 2004, and 2003, we made matching employee contributions for a total of approximately $0.9 million, $1.2 million, and $1.5 million, respectively.

13. Stockholders’ Equity

Employee Stock Purchase Plan

     In March 1989, we adopted the 1989 Employee Stock Purchase Plan (“ESPP”). As of March 26, 2005, 1.3 million shares of common stock were reserved for future issuance under this plan. During fiscal years 2005, 2004, and 2003, we issued 422,000, 362,000, and 400,000 shares, respectively, under the ESPP.

Preferred Stock

     We have not issued any of the authorized 1.5 million shares of Series A Participating Preferred Stock. On May 24, 2005, the Board of Directors of the Company approved an amendment (the “Amendment”) to the Amended and Restated Rights Agreement, dated as of February 17, 1999, between the Company and BankBoston, N.A., as Rights Agent. The Amendment accelerates the termination of the Company’s preferred stock purchase rights (the “Rights”) from the close of business on May 4, 2008 to the close of business on May 26, 2005. On May 27, 2005, the Company plans to file a Certificate of Elimination with the Secretary of State of the State of Delaware which will have the effect of eliminating from the Company’s Certificate of Incorporation all references to the Series A Participating Preferred Stock of the Company and returning these shares to the status of undesignated shares of authorized Preferred Stock of the Company.

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

     As of March 26, 2005, approximately 27.0 million shares of common stock were reserved for issuance under the Option Plans.

     Information regarding stock option activity is as follows (in thousands, except per share amounts):

		Outstanding Options
			Weighted
	Options Available		Average
	for Grant	Number	Exercise Price
Balance, March 30, 2002	2,154	14,305	$16.20
Shares authorized for issuance	6,000	—	—
Options granted	(1,981)	1,981	5.06
Options exercised	—	(266)	2.06
Options cancelled	6,996	(6,996)	17.13
Options expired	—	(184)	—

Balance, March 29, 2003	13,169	8,840	13.21

Shares authorized for issuance	3,380	—	—
Option plans terminated	(671)	—	—
Options granted	(4,923)	4,923	5.16
Options exercised	—	(247)	4.29
Repurchase and cancellation of unvested shares	11	—	—
Options cancelled	2,164	(2,164)	13.13
Options expired	—	(315)	—

Balance, March 27, 2004	13,130	11,037	9.83

Shares authorized for issuance	3,376	—	—
Options granted	(3,463)	3,463	5.43
Options exercised	—	(390)	3.34
Options cancelled	1,680	(1,680)	9.89
Options expired	—	(106)	—

Balance, March 26, 2005	14,723	12,324	8.79

     The following table summarizes information concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted	Number	Weighted
	Number	Remaining	Average Exercise	Exercisable	Average
Range of Exercise Prices	(in thousands)	Contractual Life	Price	(in thousands)	Exercise Price
$ 0.19 – $ 2.60	831	7.23	$2.25	612	$2.09
$ 2.73 – $ 3.40	1,538	8.20	3.40	919	3.40
$ 3.41 – $ 5.16	2,940	9.24	4.85	364	4.15
$ 5.17 – $ 6.97	1,997	8.37	6.66	791	6.62
$ 7.03 – $ 9.00	1,266	6.94	7.90	790	7.89
$ 9.19 – $14.33	1,465	4.28	11.31	1,367	11.06
$14.35 – $16.69	1,306	5.98	15.85	1,239	15.87
$16.80 – $44.50	981	5.67	26.95	826	28.70

	12,324	7.38	8.79	6,908	10.98

     As of March 27, 2004 and March 29, 2003, the number of options exercisable was 4.8 million and 4.3 million, respectively.

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

	March 26,	March 27,	March 29,
	2005	2004	2003
Net income (loss), as reported	$(13,388)	$46,503	$(199,213)
Pro forma net income (loss)	(24,857)	33,344	(211,682)
Basic net income (loss) per share, as reported	$(0.16)	$0.55	$(2.39)
Pro forma basic net income (loss) per share	(0.29)	0.40	(2.54)
Diluted net income (loss) per share, as reported	(0.16)	0.54	(2.39)
Pro forma diluted net income (loss) per share	(0.29)	0.39	(2.54)

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period (for options) and the six-month purchase period (for stock purchases under the ESPP) using the straight-line method.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our options have characteristics different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The effects on pro forma disclosure of applying SFAS 123 for prior years are not likely to be representative of the effects on pro forma disclosures for future years.

     We estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model using a dividend yield of zero and the following additional weighted-average assumptions:

	March 26,	March 27,	March 29,
	2005	2004	2003
Employee Option Plans:
Expected stock price volatility	96.80%	97.47%	92.12%
Risk-free interest rate	3.9%	2.2%	2.8%
Expected lives (in years)	3.8	5.3	5.3

Employee Stock Purchase Plan:
Expected stock price volatility	85.10%	97.47%	92.12%
Risk-free interest rate	1.7%	1.0%	1.1%
Expected lives (in years)	0.5	0.5	0.5

     During fiscal years 2005, 2004, and 2003, all options were granted at an exercise price equal to the closing market price on the grant date. Using the Black-Scholes option valuation model, the weighted average estimated fair values of employee stock options granted in fiscal years 2005, 2004, and 2003 were $3.60, $3.67, and $4.07, respectively. The weighted average estimated fair values for purchase rights granted under the ESPP for fiscal years 2005, 2004, and 2003 were $2.25, $2.47, and $3.40, respectively.

Stock Option Exchange

     On December 20, 2002, we completed a stock option exchange program offered to all eligible option holders. Under the exchange offer, eligible employees had the opportunity to tender for cancellation certain stock options in exchange for new options to be granted at least six months and one day after the cancellation of the tendered options. Members of the Board of Directors and executive officers were not eligible to participate in the exchange program. Each eligible participant received a new option to purchase 0.75 share of common stock for each option to purchase one share of common stock cancelled. We accepted approximately 3.4 million options for exchange in December 2002 and granted approximately 2.3 million new options on June 23, 2003. The exercise price per share of the new options was $3.40, equal to the fair market value of our common stock on the date of the grant, as compared to the average exercise price per share of the old options of $18.11. We did not record any compensation expense as a result of the exchange program.

Rights Plan

     In May 1998, the Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each share of common stock outstanding held as of May 15, 1998. Each Right would have entitled stockholders to purchase one one-hundredth of a share of our Series A Participating Preferred Stock at an exercise price of $60. The Rights only became exercisable in certain limited circumstances following the tenth day after a person or group announces acquisitions of or tender offers for 15 percent or more of our common stock. For a limited period following the announcement of any such acquisition or offer, the Rights were redeemable by us at a price of $0.01 per Right. If the Rights were not redeemed, each Right then entitled the holder to purchase common stock having the value of twice the exercise price. For a limited period after the Rights were exercisable, each Right, at the discretion of the Board, could be exchanged for one share of common stock per Right. The Rights were originally scheduled to expire in fiscal year 2009.

     On May 24, 2005, the Board of Directors of the Company approved an amendment to the Amended and Restated Rights Agreement, dated as of February 17, 1999, between the Company and BankBoston, N.A., as Rights Agent. The Amendment accelerates the termination of the Company’s preferred stock purchase rights from the close of business on May 4, 2008 to the close of business on May 26, 2005. On May 27, 2005, the Company plans to file a Certificate of Elimination with the Secretary of State of the State of Delaware which will have the effect of eliminating from the Company’s Certificate of Incorporation all references to the Series A Participating Preferred Stock of the Company and returning these shares to the status of undesignated shares of authorized Preferred Stock of the Company.

14. Accumulated Other Comprehensive Income (Loss)

     Our accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments and unrealized gains and losses on investments classified as available-for-sale. The foreign currency translation adjustments are not currently adjusted for income taxes because they relate to indefinite investments in non-U.S. subsidiaries that have since changed from a foreign functional currency to a U.S dollar functional currency. Additionally, there were no income taxes provided for the unrealized gains and losses due to the recording of a full valuation allowance against net deferred tax assets.

     The following table summarizes the changes in the components of accumulated other comprehensive income (loss) (in thousands):

	Foreign	Unrealized Gains (Losses)
	Currency	on Securities	Total
Balance, March 30, 2002	$(1,390)	$1,509	$119
Current-period activity	571	(1,227)	(656)

Balance, March 29, 2003	(819)	282	(537)
Current-period activity	49	317	366

Balance, March 27, 2004	(770)	599	(171)
Current-period activity	—	(982)	(982)

Balance, March 26, 2005	$(770)	$(383)	$(1,153)

15. Income Taxes

     Income (loss) before income taxes and loss from discontinued operations consisted of (in thousands):

	March 26,	March 27,	March 29,
	2005	2004	2003
United States	$(34,146)	$39,914	$(202,480)
Foreign	(31)	(470)	901

	$(34,177)	$39,444	$(201,579)

     The benefit for income taxes consists of (in thousands):

	March 26,	March 27,	March 29,
	2005	2004	2003
Current:
Federal	$(15,247)	$—	$(545)
State	(5)	(7,211)	(3,990)
Foreign	(5,537)	152	717

	$(20,789)	$(7,059)	$(3,818)

     The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal rate to pretax income (loss) as follows (in percentages):

	March 26,	March 27,	March 29,
	2005	2004	2003
Expected income tax provision (benefit) at the US federal statutory rate	(35.0)	35.0	(35.0)
Nondeductible SFAS 142 goodwill impairment charges	—	—	21.6
Net operating loss and future deductions not currently benefited	34.9	—	13.5
Benefit of net operating losses and deferred tax assets not previously recognized	—	(35.5)	—
Reversals of previously accrued taxes and tax refunds	(62.2)	(18.3)	(2.2)
Unbenefited foreign losses	0.6	1.1	0.1
Other	0.9	(0.2)	0.1

Benefit for income taxes	(60.8)	(17.9)	(1.9)

     Significant components of our deferred tax assets and liabilities are (in thousands):

	March 26,	March 27,
	2005	2004
Deferred tax assets:
Inventory valuation	$11,840	$14,621
Accrued expenses and allowances	23,492	26,804
Net operating loss carryforwards	168,859	46,127
Research and development tax credit carryforwards	34,570	30,841
State investment tax credit carryforwards	1,467	1,467
Capitalized research and development	48,312	41,618
Depreciation and Amortization	2,837	—
Other	6,617	5,758

Total deferred tax assets	$297,994	$167,236
Valuation allowance for deferred tax assets	(297,988)	(164,595)

Net deferred tax assets	$6	$2,641

Deferred tax liabilities:
Depreciation and amortization	—	2,431
Other	6	210

Total deferred tax liabilities	6	2,641

Total net deferred tax assets	$—	$—

     SFAS No. 109, “Accounting for Income Taxes” provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance equal to our net deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis.

     The valuation allowance increased by $133.4 million in fiscal year 2005 and decreased by $9.8 million in fiscal year 2004. During fiscal year 2005, we recorded nonrecurring tax benefits totaling $21.3 million that consisted of the reversal of prior year Federal and foreign tax liabilities. These reversals were due to the expiration of the statute of limitations for years in which certain potential Federal and foreign tax liabilities existed. At March 26, 2005, we had Federal net operating losses carryforwards of $450.1 million. Of that amount, $75.4 million relates to companies we acquired during fiscal year 2002 and are, therefore, subject to certain limitations under Section 382 of the Internal Revenue Code. In addition, approximately $23.5 million of the federal net operating loss is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital rather than current earnings if subsequently realized. We have net operating losses in various states that total $160.4 million. The Federal net operating loss carryforwards expire in fiscal years 2009 through 2025. The state net operating loss carryforwards expire in fiscal years 2006 through 2025.

     There are Federal research and development credit carryforwards of $20.1 million that expire in fiscal years 2007 through 2025. There are $14.4 million of state research and development credits. Of that amount, $2.7 million will expire in fiscal years 2021 through 2025. The remaining $11.7 million of state research and development credits are not subject to expiration. The state investment credits of $1.5 million will expire in fiscal years 2006 through 2010.

     The American Jobs Creation Act of 2004 (the “Act”) creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends-received deduction for certain dividends from controlled foreign corporations. We have completed our evaluation of the repatriation provision of the Act and concluded that we will not benefit from it due to the limitations it places on net operating loss carryforwards and credits. Therefore, we have not recognized any additional income tax expense or benefit as a result of the repatriation provision.

     We have approximately $6.3 million of cumulative undistributed earnings in certain non-U.S. subsidiaries. We have not recognized a deferred tax liability on these undistributed earnings because the Company currently intends to reinvest these earnings in operations outside the U.S. The unrecognized deferred tax liability on these earnings is approximately $2.3 million. With our current tax attributes, if the earnings were distributed, we would most likely not accrue any additional income tax expense because this income would be offset by our net operating loss carryforwards and other future deduction.

     Our taxes payable balance is comprised primarily of tax contingencies that are recorded to address exposures involving tax positions we have taken that could be challenged by taxing authorities. These exposures result from the varying application of statutes, rules, regulations, and interpretations. Our tax contingencies are established based on past experiences and judgments about potential actions by taxing jurisdictions. Our tax contingencies relate, in large part, to transfer pricing positions we have taken in a variety of countries in which we operate. The ultimate resolution of these matters may be materially greater or less than the amount that we have accrued. As of the end of fiscal year 2004, we had also accrued for certain domestic tax issues, but the statute of limitations on those issues expired during fiscal year 2005.

     During fiscal year 2004, the Internal Revenue Service completed its examination of our U.S. Federal Income tax returns for fiscal years 1998, 1999, 2000 and 2001. On May 17, 2004, we received a refund of $1.7 million, which had been delayed pending the completion of the examination, which was recorded as “Benefit for income taxes.”

16. Segment Information

     We are a premier supplier of high- precision analog and mixed-signal integrated circuits (“ICs”) for a broad range of consumer and industrial markets. We develop and market integrated ICs and embedded software used by original equipment manufacturers. We also provide complete system reference designs based on our technology that enable our customers to bring products to market in a timely and cost-effective manner. We determine our operating segments in accordance with SFAS 131. Our chief executive office (“CEO”) has been identified as the chief operating decision maker as defined by SFAS 131.

     Our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources, rather than detailed information at a product line level. Additionally, our product lines have similar characteristics and customers. They share operations support functions such as sales, public relations, production and logistics, in addition to the general and administrative functions of human resources, legal, finance and information technology. Accordingly, we operate in one operating segment with four different product lines.

     Our revenue by product line is as follows (in thousands):

	March 26, 2005	March 27, 2004	March 29, 2003
Mixed-signal audio products	$96,083	$97,871	$132,370
Embedded products	46,645	46,389	73,568
Industrial products	34,109	26,193	20,861
Video products	18,063	24,419	8,111
Other products	—	1,466	27,089

Total	$194,900	$196,338	$261,999

Geographic Area

     The following illustrates revenues by geographic locations based on the sales office location (in thousands):

	March 26, 2005	March 27, 2004	March 29, 2003
United States	$64,317	$54,975	$60,939
Pacific Rim	89,654	104,059	162,641
Japan	11,694	11,780	14,494
Other foreign countries	29,235	25,524	23,925

Total consolidated revenues	$194,900	$196,338	$261,999

     The following illustrates property and equipment, net, by geographic locations, based on physical location (in thousands):

	March 26, 2005	March 27, 2004
United States	$16,578	$21,635
Pacific Rim	932	491
Japan	37	489
Other foreign countries	25	48

Total consolidated property and equipment, net	$17,572	$22,663

17. Quarterly Results (Unaudited)

     The following quarterly results have been derived from our audited consolidated financial statements. In the opinion of management, this unaudited information has been prepared on the same basis as the annual consolidated financial statements and includes all adjustments, including normal recurring adjustments, necessary for a fair presentation of this quarterly information. This information should be read along with the financial statements and related notes. The operating results for any quarter are not necessarily indicative of results to be expected for any future period. The unaudited quarterly statement of operations data for each quarter of fiscal years 2005 and 2004 were as follows (in thousands, except per share data):

	Fiscal Year 2005
	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
Net sales	$40,415	$44,036	$51,332	$59,117
Gross margin	21,460	17,202	22,928	31,673
Net income (loss)	2,538	2,530	(15,061)	(3,395)
Basic income (loss) per share	$0.03	$0.03	$(0.18)	$(0.04)
Diluted income (loss) per share	0.03	0.03	(0.18)	(0.04)

	Fiscal Year 2004
	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
Net sales	$50,214	$55,270	$50,130	$40,724
Gross margin	26,293	28,718	25,998	19,735
Net income (loss)	10,317	39,449	21,054	(24,317)
Basic income (loss) per share	$0.12	$0.47	$0.25	$(0.29)
Diluted income (loss) per share	0.12	0.46	0.25	(0.29)

18. Related Party Transactions

     The Company had two outstanding loans to Mr. David D. French (“Mr. French”), President and Chief Executive Officer and only one of which remains outstanding as of March 26, 2005. Both loans were “grandfathered” under Section 402 of the Sarbanes Oxley Act of 2002, which prohibits loans to directors and executive officers that are made, renewed or materially modified after July 30, 2002. Neither of the loans described below have been modified or renewed since the company made them to Mr. French.

     In October 1998, the Company extended a loan to Mr. French for the purchase of his principal residence in Texas. The original principal amount of the loan was $721,899 and carries an interest rate of 5.64 percent per annum. The principal and accrued interest is due and payable on the earlier of (i) September 1, 2013, (ii) 180 days following the date of the termination of his employment for any reason, or (iii) upon sale of the residence. In the event of his death or disability, the principal and accrued interest will be forgiven, subject to applicable law. The aggregate amount of principal plus accrued interest outstanding under this loan at the end of fiscal years 2005 and 2004 was $1,030,770 and $975,889, respectively. This loan is currently classified as a long-term asset on the balance sheet under “Other assets.”

     In July 1999, the Company also advanced a personal loan in the original principal amount of $750,000 to Mr. French. The note bears interest at 5.82 percent per annum and was secured by 90,000 shares of the Company’s common stock held in escrow. The note and accrued interest were due and payable upon the earlier of (i) July 21, 2004 or (ii) 180 days following the termination of Mr. French’s employment. The aggregate amount of principal plus accrued interest outstanding under this loan at the end of fiscal year 2004 was $978,079 and was classified as a current asset. During fiscal year 2005, the loan accrued an additional $17,397 of interest. On July 21, 2004, Mr. French fulfilled his obligation with respect to this loan and paid the final outstanding balance of $995,476.

19. Subsequent Events

Video Divestiture

     On April 25, 2005, we announced our intentions to divest our digital video product line. During the first quarter of fiscal year 2006, we will classify the related assets of approximately $6 million to assets held for sale on the balance sheet in accordance with SFAS 144. On May 24, 2005, we signed a definitive agreement to sell our digital video product line to Magnum Semiconductor Inc., a privately held company formed by an investment group led by Investcorp and August Capital. By divesting the video product line, we are focusing on our core analog, mixed-signal and embedded IC product lines for audio and industrial markets. With this focus, we are poised to leverage our intellectual property and high-margin analog product lines to drive growth and sustainable profitability. The transaction is structured as an asset sale and is currently expected to close in approximately 45 to 75 days. As consideration for the sale of these assets, we will receive a minority equity ownership position in Magnum Semiconductor and we anticipate we will account for our ownership position under the cost method of accounting. Upon completion of the transaction, we expect to record a one-time charge of approximately $7 million, which consists primarily of $5 million in anticipated costs associated with our exit from excess leased facilities and an estimated $1.5 million in expected professional fees associated with the transaction. The transaction is subject to certain closing conditions, including conditions requiring that certain approvals, consents and agreements be obtained.

Fujitsu Settlement

     As of March 26, 2005, Cirrus Logic, Fujitsu Ltd. (“Fujitsu”), Amkor Technology Inc. (“Amkor”), and Sumitomo Bakelite Co., Ltd. (“Sumitomo”) were all parties awaiting trial with respect to the litigation described in Note 8 to these Consolidated Financial Statements. The trial in state court was originally set for January 31, 2005, but was rescheduled by the court on September 21, 2004 for May 2, 2005. On April 28, 2005, before the rescheduled trial date, Cirrus Logic, Fujitsu, Amkor, Sumitomo, and Cirrus Logic’s insurance carriers reached an agreement through an arbitration process to settle and release all pending claims related to the alleged failure of certain semiconductor integrated circuits sold by Cirrus Logic to Fujitsu. These releases included releases between our insurance carriers and us for any claims related to the litigation with Fujitsu. As part of the settlement, Fujitsu is to receive $45 million from Sumitomo, $40 million from Amkor, and $40 million from Cirrus Logic’s insurance carriers. Fujitsu agreed to pay us a lump sum in the amount of $25 million. We anticipate the final settlement documents will be completed and payment will be received prior to the end of June 2005

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

ITEM 9A.Controls and Procedures

Evaluation of disclosure control and procedures

▪	We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Securities Exchange Act of 1934 (the “Exchange Act”) filings is properly and timely recorded and reported. Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. We have formed a Disclosure Review Committee comprised of key individuals from several disciplines in the Company who are involved in the disclosure and reporting process. This committee, which is led by the Vice President of Finance and Treasurer, meets periodically to ensure the timeliness, accuracy and completeness of the information required to be disclosed in our filings.

▪	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the CEO and the Chief Financial Officer (“CFO”) concluded that, as of March 26, 2005, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our controls and procedures are effective in timely alerting them to material information required to be included in this report.

Changes in control over financial reporting

▪	There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

▪	In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together. Because of inherent limitations in a cost-effective control system, misstatements due to error and/or fraud may occur and not be detected. Our disclosure control procedures are designed to provide reasonable assurance that such controls and procedures will meet their objectives and the CEO and CFO have concluded that the controls and procedures do in fact provide reasonable assurance of achieving the desired control objectives.

Management’s Annual Report on Internal Control over Financial Reporting

▪	Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate. Based on it assessment of internal control over financial reporting, management has concluded that, as of March 26, 2005, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U. S. generally accepted accounting principles. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our management’s assessment of our internal control over financial reporting.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

     The information set forth in the Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on July 28, 2005 under the headings “Board Structure and Compensation,” “Proposal 1: Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

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

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this Report:
1.	Consolidated Financial Statements

•	Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheet as of March 26, 2005 and March 27, 2004.

•	Consolidated Statement of Operations for the fiscal years ended March 26, 2005, March 27, 2004 and March 29, 2003.

•	Consolidated Statement of Cash Flows for the fiscal years ended March 26, 2005, March 27, 2004 and March 29, 2003.

•	Consolidated Statement of Stockholders’ Equity for the fiscal years ended March 26, 2005, March 27, 2004 and March 29, 2003.

•	Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

     All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

3.	Exhibits

     The following exhibits are filed as part of or incorporated by reference into this Report:

3.1	Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (1)
3.2	Agreement and Plan of Merger, filed with the Delaware Secretary of State on February 17, 1999. (1)
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock, filed with the Delaware Secretary of State on March 30, 1999. (1)
3.4	Amended and Restated Bylaws of Registrant. (2)
3.5 *	Certificate of Elimination dated May 26, 2005
10.1 +	Amended 1987 Stock Option Plan. (3)
10.2 +	1989 Employee Stock Purchase Plan, as amended. (4)
10.3 +	1990 Directors’ Stock Option Plan, as amended. (4)
10.4 +	1996 Stock Plan, as amended. (4)
10.5 +	2002 Stock Option Plan, as amended. (2)
10.6	Form of Indemnification Agreement. (1)
10.7 +	Employment Agreement by and between Registrant and David D. French dated February 7, 2002. (5)
10.8 +	Executive Incentive Plan. (5)
10.9	Lease between TPLP Office and Registrant, dated April 1, 2000 for 54,385 square feet located at 4210 S. Industrial Drive Austin, Texas. (1)
10.10	Lease between ProLogis Trust and Registrant, dated March 31, 1995 for 176,000 square feet located at 4129 Commercial Center Drive and 4209 S. Industrial Austin, Texas, as amended through December 20, 1996. (1)
10.11	Lease between American Industrial Properties and Registrant, dated September 15, 1999 for 18,056 square feet located at 4120 Commercial Drive Austin, Texas. (1)
10.12	Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant, dated November 10, 2000 for 197,000 square feet located at 2901 Via Fortuna, Austin, Texas. (1)
10.13	Amendment No. 1 to Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant dated November 10, 2001. (5)
10.14	Amendment No. 2 to Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant dated November 10, 2000. (2)
10.15 +	Employment Agreement by and between Registrant and John T. Kurtzweil dated March 15, 2004. (6)
10.16	Amended and Restated Rights Agreement, dated as of February 17, 1999 between Cirrus Logic, Inc. and BankBoston, N.A. (7)
10.17 *	First Amendment to Amended and Restated Rights Agreement dated as of May 25, 2005, between Cirrus Logic, Inc. and BankBoston, N.A.

14	Code of Conduct. (6)
21.1	Subsidiaries of the Registrant.
23.1 *	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1 *	Power of Attorney (see signature page).

31.1 *	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed with this Form 10-K.
(1)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 22, 2001.
(2)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 29, 2003, filed with the Commission on June 13, 2003.
(3)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 30, 1996, filed with the Commission on June 28, 1996.
(4)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed with the Commission on August 8, 2001 (Registration No. 333-67322).
(5)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 30, 2002, filed with the Commission on June 19, 2002.
(6)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 27, 2004, filed with the Commission on June 9, 2004.
(7)	Incorporated by reference from Registrant’s Registration Statement of Amendment No. 1 to Form 8-A filed on March 3, 1999.

(b)	Reports on Form 8-K:

On January 26, 2005, we filed a Form 8-K regarding our third quarter earnings release.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities and on the dates indicated have signed this report below:

Signature	Title	Date
/s/ Michael L. Hackworth	Chairman of the Board and Director	May 27, 2005
Michael L. Hackworth

/s/ David D. French	President, Chief Executive Officer and Director	May 27, 2005
David D. French

/s/ john t. kurtzweil	Senior Vice President, Chief Financial Officer	May 27, 2005
John T. Kurtzweil	and Chief Accounting Officer

/s/ D. James Guzy	Director	May 27, 2005
D. James Guzy

/s/ Suhas S. Patil	Chairman Emeritus and Director	May 27, 2005
Suhas S. Patil

/s/ Walden C. Rhines	Director	May 27, 2005
Walden C. Rhines

/s/ William D. Sherman	Director	May 27, 2005
William D. Sherman

/s/ Robert H. Smith	Director	May 27, 2005
Robert H. Smith

Exhibit Index

(a) The following exhibits are filed as part of this Report:

Number	Description
3.5	Certificate of Elimination dated May 26, 2005

10.17	First Amendment to Amended and Restated Rights Agreement dated as of May 25, 2005, between Cirrus Logic, Inc. and BankBoston, N.A.

23.1	Consent of Ernst & Young LLP, Independent Public Accounting Firm.

24.1	Power of Attorney (see signature page).

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.