Form 10-K/A
period 2005-03-26
CIRRUS LOGIC INC
filed 2005-06-22
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

      No documents are incorporated by reference into this Form 10-K/A. Certain information contained in the registrant’s proxy statement for its annual meeting of stockholders to be held July 28, 2005 is incorporated by reference in Part III of the Annual Report on Form 10-K filed on May 27, 2005.

Explanatory Note

On May 27, 2005, Cirrus Logic, Inc. (the “Company”) filed its Annual Report on Form 10-K for its fiscal year ended March 26, 2005 (the “2005 Form 10-K”). The Company is filing this Amendment No. 1 to our 2005 Form 10-K solely to file additional certifications of the Chief Executive Officer and the Chief Financial Officer as Exhibits 31.3 and 31.4, respectively. The additional certifications are being filed to include in paragraph 4 certain statements regarding internal controls over financial reporting that were inadvertently omitted from the certifications previously filed as Exhibits 31.1 and 31.2, respectively.

Rule 12b-15 under the Exchange Act provides that any amendment to a report required to be accompanied by the certifications specified in Rule 13(a)-14(b) or 15d-14(b) must be accompanied by new certifications of the principal executive officer and principal financial officer. These certifications, which are unchanged from the certifications as originally filed with the 2005 Form 10-K, are therefore also included as Exhibits 32.1 and 32.2.

This Amendment No. 1 does not reflect events occurring after the filing of the original 2005 Form 10-K, and, other than the filing of additional certifications as Exhibits 31.3 and 31.4, and Exhibits 32.1 and 32.2, does not modify or update the disclosure in the original 2005 Form 10-K in any way.

Signature

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

Date: June 21, 2005	CIRRUS LOGIC, INC.
	By:	/s/ john t. kurtzweil
John T. Kurtzweil
Senior Vice President, Chief Financial Officer and Chief Accounting Officer

Exhibit Index

      The following exhibits are filed as part of this Report:

31.3	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.