Form 10-Q
period 2005-06-25
CIRRUS LOGIC INC
filed 2005-07-27
CIK 772406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ___to ___
Commission File Number 0-17795

CIRRUS LOGIC, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	77-0024818 (I.R.S. Employer Identification No.)
2901 Via Fortuna Austin, Texas 78746
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code:
(512) 851-4000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☑ NO ☐
     The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 22, 2005 was 85,616,230.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED JUNE 25, 2005

Part I.
ITEM 1. FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEET
(in thousands)

	June 25,	March 26,
	2005	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$89,938	$79,235
Restricted investments	7,987	7,898
Marketable securities	100,311	91,559
Accounts receivable, net	23,457	18,593
Inventories	19,544	26,649
Assets held for sale	6,820	—
Other current assets	4,949	6,600

Total current assets	253,006	230,534

Long-term marketable securities	16,311	1,021
Property and equipment, net	15,707	17,572
Intangibles, net	4,689	10,786
Other assets	3,210	2,897

Total assets	$292,923	$262,810

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,542	$10,546
Accrued salaries and benefits	8,350	8,164
Other accrued liabilities	10,824	10,799
Deferred income on shipments to distributors	7,435	7,935
Income taxes payable	8,788	9,276

Total current liabilities	49,939	46,720

Long-term restructuring accrual	3,526	3,678
Other long-term obligations	8,541	8,675

Stockholders’ equity:
Capital stock	876,763	875,687
Accumulated deficit	(644,820)	(670,797)
Accumulated other comprehensive loss	(1,026)	(1,153)

Total stockholders’ equity	230,917	203,737

Total liabilities and stockholders’ equity	$292,923	$262,810

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(in thousands, except per share amounts; unaudited)

	Three Months Ended
	June 25,	June 26,
	2005	2004
Net sales	$52,822	$59,117
Cost of sales	25,522	27,444

Gross Margin	27,300	31,673

Operating expenses:
Research and development	13,651	22,126
Selling, general and administrative	14,301	12,295
Restructuring and other costs	—	1,723
Litigation settlement, net	(24,758)	199

Total operating expenses	3,194	36,343

Income (loss) from operations	24,106	(4,670)

Realized gain on marketable securities	388	669
Interest income, net	1,136	696
Other expense, net	(19)	(66)

Income (loss) before income taxes	25,611	(3,371)
Provision (benefit) for income taxes	(366)	24

Net income (loss)	$25,977	$(3,395)

Basic income (loss) per share:	$0.30	$(0.04)

Diluted income (loss) per share:	$0.30	$(0.04)

Basic weighted average common shares outstanding:	85,230	84,419
Diluted weighted average common shares outstanding:	86,183	84,419
The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(in thousands; unaudited)

	Three Months Ended
	June 25,	June 26,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$25,977	$(3,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,769	6,178
Gain on marketable securities	(388)	(669)
Impairment of assets	—	83
Other non-cash benefits	(157)	(178)
Net change in operating assets and liabilities	6,087	(2,621)

Net cash provided by (used in) operating activities	34,288	(602)

Cash flows from investing activities:
Additions to property, equipment and software	(243)	(2,171)
Investments in technology	(425)	(1,063)
Purchase of marketable securities	(65,554)	—
Proceeds from sale and maturity of marketable securities	41,978	13,419
Increase in restricted investments	(89)	—
Decrease (increase) in deposits and other assets	(313)	152

Net cash provided by (used in) investing activities	(24,646)	10,337

Cash flows from financing activities:
Issuance of common stock, net of issuance costs	1,061	1,348

Net cash provided by financing activities	1,061	1,348

Net increase in cash and cash equivalents	10,703	11,083

Cash and cash equivalents at beginning of period	79,235	157,893

Cash and cash equivalents at end of period	$89,938	$168,976

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
     The consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. (“we,” “us,” “our,” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited consolidated condensed financial statements do not include complete footnotes and financial presentations. As a result, these financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended March 26, 2005, included in our 2005 Annual Report on Form 10-K. In our opinion, the financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows, for those periods presented. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year. We maintain a web site at www.cirrus.com, which makes available free of charge our recent annual report and other filings with the SEC.
     Certain income statement reclassifications have been made to the fiscal year 2005 financial statements to conform to the fiscal year 2006 presentation. We now report the amortization of acquired intangibles as a component of our research and development expenses. These reclassifications had no effect on the results of operations or stockholders’ equity.
2. Recently Issued Accounting Pronouncements
     On March 29, 2005, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the interaction between SFAS No. 123(R) and certain SEC rules and regulations. SAB No. 107 provides guidance that may simplify some of SFAS No. 123(R)’s implementation challenges and enhance the information that investors receive.
3. Accounts Receivable
     The following are the components of accounts receivable (in thousands):

	June 25,	March 26,
	2005	2005
	(unaudited)
Gross accounts receivable	$23,960	$19,114
Allowance for doubtful accounts	(503)	(521)

	$23,457	$18,593

4. Inventories
     Inventories are comprised of the following (in thousands):

	June 25,	March 26,
	2005	2005
	(unaudited)
Work in process	$13,035	$20,142
Finished goods	6,509	6,507

	$19,544	$26,649

5. Assets Held for Sale
     On April 25, 2005, we announced our intentions to divest our digital video product assets. On May 24, 2005, we signed a definitive agreement to sell our digital video product assets to Magnum Semiconductor Inc. (“Magnum”), a privately held company formed by an investment group led by Investcorp and August Capital. By divesting the video product assets, we are focusing on our core analog, mixed-signal and embedded IC product lines for audio and industrial markets. The transaction is structured as an asset sale and we closed on the transaction on June 30, 2005. As consideration for the sale of these assets, we will receive a minority equity ownership position in Magnum Semiconductor and we will account for our ownership position under the cost method of accounting.
     As of June 25, 2005, we had $6.8 million in assets held for sale, including $1.7 million from current assets and $5.1 million from long-term assets and $0.2 million in associated current liabilities.
6. Marketable Securities
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
     The following table is a summary of available-for-sale securities as of June 25, 2005 (in thousands, unaudited):

		Gross	Gross	Estimated Fair
	Amortized	Unrealized	Unrealized	Value (Net Carrying
	Cost	Gains	Losses	Amount)
Corporate securities — U.S.	$69,110	$—	$(174)	$68,936
U.S. Government securities	53,759	1	(80)	53,680
Agency discount notes	1,994	—	(1)	1,993

Total debt securities	124,863	1	(255)	124,609
Marketable equity securities	—	—	—	—

	$124,863	$1	$(255)	$124,609

     The following table is a summary of available-for-sale securities as of March 26, 2005 (in thousands):

		Gross	Gross	Estimated Fair
	Amortized	Unrealized	Unrealized	Value (Net Carrying
	Cost	Gains	Losses	Amount)
Corporate securities — U.S.	$53,873	$—	$(257)	$53,616
Corporate securities — non — U.S.	—	—	—	—
U.S. Government securities	34,204	—	(85)	34,119
Agency discount notes	8,152	—	(41)	8,111
Commercial paper	4,632	—	—	4,632

Total debt securities	100,861	—	(383)	100,478
Marketable equity securities	—	—	—	—

	$100,861	$—	$(383)	$100,478

     The cost and estimated fair value of available-for-sale investments by contractual maturity were as follows:

	June 25, 2005		March 26, 2005
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$108,538	$108,298	$99,830	$99,457
After 1 year through 2 years	16,325	16,311	1,031	1,021
After 2 years	—	—	—	—

Total debt securities	124,863	124,609	100,861	100,478
Marketable equity securities	—	—	—	—

	$124,863	$124,609	$100,861	$100,478

     During the first quarter of fiscal years 2006 and 2005, we realized gains of $0.4 million and $0.7 million, respectively, related to the sale of our investment in Silicon Laboratories, Inc., which resulted from their acquisition of Cygnal Integrated Products, Inc. in which we had an investment. We received $1.2 million and $0.4 million, net of commissions for the sale of securities in the first quarter fiscal years 2005 and 2006, respectively.
7. Intangibles, net
     The following information details the gross carrying amount and accumulated amortization of our intangible assets (in thousands):

	As of June 25, 2005		As of March 26, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Core Technology	$1,390	$(643)	$8,290	$(6,521)
License Agreements	440	(204)	1,940	(1,504)
Existing Technology	2,730	(2,276)	43,430	(38,723)
Trademarks	320	(320)	320	(313)
Technology Licenses	11,749	(8,497)	12,615	(8,748)

	$16,629	$(11,940)	$66,595	$(55,809)

     Amortization expense for all intangibles in the first quarter of fiscal years 2006 and 2005 was $1.4 million and $4.5 million, respectively. The decrease in the gross carrying amount of $49.1 million and accumulated amortization of $44.5 million resulted from certain intangibles being classified as assets held for sale in connection with the transfer of assets to Magnum Semiconductor. For further detail, see Note 5, “Assets Held for Sale.”
     The following table details the estimated aggregate amortization expense for all of our intangibles as of June 25, 2005 for the remainder of fiscal year 2006 and for each of the five succeeding fiscal years (in thousands):

For the remainder of the year ended March 25, 2006	$1,896
For the year ended March 31, 2007	1,242
For the year ended March 29, 2008	987
For the year ended March 28, 2009	298
For the year ended March 27, 2010	248
For the year ended March 26, 2011	18

8. Income Taxes
     We realized a net income tax benefit of $366 thousand for the first quarter of fiscal year 2006, compared with income tax expense of $24 thousand for the comparable period of fiscal year 2005. The 2006 benefit stems primarily from the expiration of the statute of limitations for years in which certain potential foreign income tax liabilities for transfer pricing issues had existed. Our tax expense for the first quarter of fiscal year 2006 was less than the Federal statutory rate, as we were able to utilize a portion of our deferred tax asset on which there had been placed a full valuation allowance. The income tax expense for fiscal year 2005 consisted primarily of foreign withholding taxes and foreign income taxes.
     Our taxes payable balance is comprised primarily of tax contingencies that are recorded to address exposures involving tax positions we have taken that could be challenged by taxing authorities. These exposures result from the varying application of statutes, rules, regulations and interpretations. Our tax contingencies are established based on past experiences and judgments about potential actions by taxing jurisdictions. Our tax contingencies relate to transfer pricing positions we have taken in a variety of countries in which we operate. The ultimate resolution of these matters may be materially greater or less than the amount that we have accrued.
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
9. Restructuring and Other Costs
     During the first quarter of fiscal year 2005, we recorded a charge of $1.6 million in operating expenses for the remainder of the facility consolidation activities that were completed during the quarter related to headcount reductions in our Colorado offices that began in the fourth quarter of fiscal year 2004. Additionally, we recorded an impairment charge of $0.1 million for property and equipment associated with our Pune, India facility closure.
     As of June 25, 2005, we had a remaining accrual from all of our past restructurings of $5.1 million, primarily related to net lease expenses that will be paid over their respective lease terms through fiscal year 2013, along with other anticipated lease termination costs. We have classified $3.5 million of this restructuring accrual as long term.
     The following table details the changes in all of our restructuring accruals during the three months ended June 25, 2005:

	March 26,			June 25,
Description	2005	Charges to P&L	Cash Payments	2005
Severance — fiscal year 2005	$323	$—	$(186)	$137
Facilities abandonment — fiscal year 2004	4,531	—	(182)	4,349
Facilities abandonment — fiscal year 2003	200	—	—	200
Facilities abandonment — fiscal year 2002	55	—	(45)	10
Facilities abandonment — fiscal year 1999	397	—	—	397

	$5,506	$—	$(413)	$5,093

10. Deferred Income on Shipments to Distributors
      Sales made to domestic distributors and certain international distributors are deferred until the final sale to the end customer has occurred. In general, these distributor agreements allow for certain rights of return, price adjustments, and price protection. As of June 25, 2005, we had $7.4 million of deferred income, which includes approximately $1.5 million related to shipments during the third quarter of fiscal year 2005.

11. Earnings Per Share
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
     Incremental weighted average common shares attributable to the assumed exercise of outstanding options of 2,037,000 shares as of June 26, 2004 were excluded from the computation of diluted net income (loss) per share because the effect would be anti-dilutive due to our loss position during the first quarter of fiscal year 2005. The weighted average outstanding options excluded from our diluted calculation as of June 25, 2005 and June 26, 2004 was 8,718,000 and 5,042,000 respectively, as the exercise price exceeded the average market price during the respective periods.
12. Legal Matters
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
     On April 28, 2005, before the rescheduled trial date, Cirrus Logic, Fujitsu, Amkor, Sumitomo, and Cirrus Logic’s insurance carriers reached an agreement through an arbitration process to settle and release all pending claims related to the alleged failure of certain semiconductor integrated circuits sold by Cirrus Logic to Fujitsu. These releases included releases between our insurance carriers and us for any claims related to the litigation with Fujitsu. As part of the settlement, Fujitsu is to receive $45 million from Sumitomo, $40 million from Amkor, and $40 million from Cirrus Logic’s insurance carriers. Fujitsu agreed to pay us a lump sum in the amount of $25 million. The final settlement documents were completed on June 10, 2005, and payment was received on June 16, 2005. Part of the $25 million received from the settlement represented a recovery of bad debt expense recorded in fiscal year 2002 of approximately $46.8 million. The $25 million received was partially offset by approximately $0.2 million in outside fees associated with this transaction. The net amount was recorded as a separate line item as a component of operating expenses during the first fiscal quarter of 2006.

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
     Based on the settlement and releases agreed to by the insurance carriers as set forth in the Fujitsu matter, we believe this matter has been resolved between Cirrus Logic and St. Paul.
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
13. Comprehensive Income
     The components of comprehensive income, net of tax, are as follows (in thousands, unaudited):

	Three Months Ended
	June 25,	June 26,
	2005	2004
Net income (loss)	$25,977	$(3,395)
Adjustments to arrive at comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	127	(29)
Realized gain on marketable equity securities	—	(669)

Comprehensive income (loss)	$26,104	$(4,093)

14. Stock-Based Compensation
     The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (in thousands, except per share data, unaudited):

	Three Months Ended
	June 25,	June 26,
	2005	2004
Net income (loss) as reported	$25,977	$(3,395)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	15	292

Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax related effects	(2,262)	(3,871)

Proforma net income (loss)	$23,730	$(6,974)

Basic net income (loss) per share as reported	$0.30	$(0.04)
Proforma basic net income (loss) per share	$0.28	$(0.08)
Diluted net income (loss) per share as reported	$0.30	$(0.04)
Proforma diluted net income (loss) per share	$0.28	$(0.08)
15. Segment Information
     We are a premier supplier of high-precision analog and mixed-signal integrated circuits (“ICs”) for a broad range of consumer and industrial markets. We develop and market integrated ICs and embedded software used by original equipment manufacturers. We also provide complete system reference designs based on our technology that enable our customers to bring products to market in a timely and cost-effective manner. We determine our operating segments in accordance with SFAS 131. Our chief executive office (“CEO”) has been identified as the chief operating decision maker as defined by SFAS 131.

     Our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources, rather than detailed information at a product line level. Additionally, our product lines have similar characteristics and customers. They share operations support functions such as sales, public relations, production and logistics, in addition to the general and administrative functions of human resources, legal, finance and information technology. Accordingly, we operate in one operating segment.
     In accordance with SFAS 131, below is a summary of our net sales by product line (in thousands, unaudited):

	Three Months Ended
	June 25,	June 26,
	2005	2004
Mixed-signal audio products	$23,379	$29,199
Embedded products	12,548	13,646
Industrial products	7,766	9,278
Video products	9,129	6,994

	$52,822	$59,117

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read along with the unaudited consolidated condensed financial statements and notes thereto included in Item 1 of this Quarterly Report, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 26, 2005, contained in our 2005 Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding second quarter sales, gross margins, combined research and development and selling, general and administrative expenses and restructuring activities and charges. Words such as “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” “intend” and variations of these types of words and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.
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
     Cirrus Logic (“we,” “us,” “our,” or the “Company”) develops high-precision analog and mixed-signal ICs for a broad range of consumer and industrial markets. Building on our diverse analog mixed-signal patent portfolio, we deliver highly optimized products for consumer and commercial audio, automotive entertainment and industrial applications. We also provide complete system reference designs based on our technology that facilitate our customers’ ability to bring products to market in a timely and cost-effective manner.

Overview
     During the first quarter of fiscal year 2006, we saw a decrease in revenue from the comparable quarter of fiscal year 2005. Although our top-line revenue was down, we saw improved operating results, which enabled us to report overall positive results of $26.0 million in income. A large contribution to our income results was a $25 million payment received during the quarter associated with the settlement of the Fujitsu litigation. Nevertheless, we have reduced our spending activities during the past fiscal year to position us to return to profitability this fiscal year.
     Our Mixed-Signal Audio product line offers high-precision analog and mixed-signal products for consumer, automotive and professional audio markets. Our Industrial product line offers high-precision analog and mixed-signal components for industrial measurement applications. Our embedded product line offers processors for consumer audio, professional audio and industrial applications.
     On April 25, 2005, we announced our intentions to divest our digital video product assets. On May 24, 2005, we signed a definitive agreement to sell our digital video product assets to Magnum Semiconductor Inc. (“Magnum”), a privately held company formed by an investment group led by Investcorp and August Capital. By divesting the video product assets, we are focusing on our core analog, mixed-signal and embedded IC product lines for audio and industrial markets. With this focus, we are poised to leverage our intellectual property and high-margin analog product lines to drive growth and profitability. The transaction is structured as an asset sale and we closed on the transaction on June 30, 2005. We anticipate that we will record a charge of approximately $4 million to $5 million related to the exit from our facilities during the second quarter of fiscal year 2006.
Critical Accounting Policies
     Our discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated condensed financial statements included in this report, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts. We evaluate the estimates on an on-going basis. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. We also have policies that we consider to be key accounting policies, such as our policies for revenue recognition, including the deferral of revenues and gross margin on sales to our distributors; however, these policies do not meet the definition of critical accounting estimates because they do not generally require us to make estimates or judgments that are difficult or subjective.
     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated condensed financial statements:
▪	We maintain allowances for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We regularly evaluate our allowance for doubtful accounts based upon the age of the receivable, our ongoing customer relations, as well as any disputes with the customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which could have a material effect on our operating results and financial position. Additionally, we may maintain an allowance for doubtful accounts for estimated losses on receivables from customers with whom we are involved in litigation.

▪	Inventories are recorded at the lower of cost or market, with cost being determined on a first-in, first-out basis. We write down inventories to net realizable value based on forecasted demand, management judgment and the age of inventory. Actual demand and market conditions may be different from those projected by management, which could have a material effect on our operating results and financial position.

▪	We evaluate the recoverability of property and equipment and intangible assets in accordance with Statement of Financial Accounting Standard No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” We test for impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. An impairment loss is recognized in the event the carrying value of these assets exceeds the fair value of the applicable assets. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, which could have a material effect on our operating results and financial position.

▪	Restructuring charges for workforce reductions and facilities consolidations reflected in the accompanying financial statements were accrued based upon specific plans established by management, in accordance with Emerging Issues Task Force No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” or SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” depending upon the time of the restructuring activity. We use an estimated borrowing rate as the discount rate for all of our restructuring accruals made under SFAS 146. Our facilities consolidation accruals were based upon our estimates as to the length of time a facility would be vacant, as well as the amount of sublease income we would receive once we sublet the facility, after considering current and projected market conditions. Changes in these estimates could result in an adjustment to our restructuring accruals in a future quarter, which could have a material effect on our operating results and financial position.

▪	Our taxes payable balance is comprised primarily of tax contingencies that are recorded to address exposures involving tax positions we have taken that could be challenged by taxing authorities. These exposures result from the varying application of statutes, rules, regulations and interpretations. Our tax contingencies are established based on past experiences and judgments about potential actions by taxing jurisdictions. Our tax contingencies relate primarily to transfer pricing positions we have taken in a variety of countries in which we operate. The ultimate resolution of these matters may be materially greater or less than the amount that we have accrued.

▪	We are subject to the possibility of loss contingencies for various legal matters. We regularly evaluate current information available to us to determine whether any accruals should be made based on the status of the case, the results of the discovery process and other factors. If we ultimately determine that an accrual should be made for a legal matter, this accrual could have a material effect on our operating results and financial position and the ultimate outcome may be materially different than our estimate.

Results of Operations
     The following table summarizes the results of our operations for the first quarter of fiscal years 2006 and 2005 as a percentage of net sales. All percentage amounts were calculated using the underlying data in thousands, unaudited:

	Three Months Ended
	June 25,	June 26,
	2005	2004
Mixed-signal audio products	44%	49%
Embedded products	24%	23%
Industrial products	15%	16%
Video products	17%	12%

Net sales	100%	100%
Cost of sales	48%	46%
Gross Margin	52%	54%

Research and development	26%	38%
Selling, general and administrative	27%	21%
Restructuring and other costs	0%	3%
Litigation settlement, net	(47%)	0%

Total operating expenses	6%	62%

Income (loss) from operations	46%	(8%)

Realized gain on marketable securities	1%	1%
Interest income, net	2%	1%
Other expense, net	0%	0%

Income (loss) before income taxes	49%	(6%)
Provision (benefit) for income taxes	0%	0%

Net income (loss)	49%	(6%)

Net Sales
     Net sales for the first quarter of fiscal year 2006 decreased $6.3 million to $52.8 million from $59.1 million from the first quarter of fiscal year 2005. Net sales from Mixed-Signal products declined $5.8 million, or 20%, due primarily to a decrease in demand for certain older generation products, coupled with an unusually robust inventory build by our end customers of DVD players for last year’s holiday season. The embedded product net sales decreased $1.1 million, or 8%, during the first quarter of fiscal year 2006 from the comparable quarter of the prior fiscal year due to slower demand for certain products, primarily including legacy DSPs. Net sales from our Industrial products were down $1.5 million, or 16%, in the first quarter of fiscal year 2006 due to a small decrease in power meter demand. These decreases were partially offset by an increase of $2.1 million, 31%, in net sales of our Video products during the first quarter of fiscal year 2006 from the prior comparable period. The increase in our video products was primarily attributable to increased demand for certain DVD encoder and decoder products. On June 30, 2005, we sold our digital video product assets to Magnum Semiconductor.
     Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 71 percent and 70 percent of net sales during the first quarter of fiscal years 2006 and 2005, respectively.
     Our sales are denominated primarily in U.S. dollars. As a result, we have not entered into foreign currency forward exchange and option contracts.
     During the first quarter of fiscal year 2006, a distributor, Memec Group Holdings Limited and a direct customer, LG Electronics, represented 22 percent and 11 percent of net sales, respectively. During the first quarter of fiscal year 2005, two of our distributors, Memec Group Holdings Limited and Honestar, accounted for 25 percent and 10 percent of net sales, respectively.
Gross Margin
     Gross margin was 51.7 percent in the first quarter of fiscal year 2006, down from 53.6 percent in the first quarter of fiscal year 2005. The largest driver of the decrease in gross margin is a result of product mix. Our lower margin video sales increased at a higher rate than our industrial revenue products, which were down from the comparable prior quarter due to decreased demand for a particular product. Partially offsetting these decreases, during the first quarter of fiscal year 2006, the sale of products that had been written down in prior periods contributed approximately $1.7 million, or 3.3 percent of gross margin as compared to a 2.1 percentage contribution in the first quarter of fiscal year 2005.
Research and Development Expense
     Research and development expense for the first quarter of fiscal year 2006 of $13.7 million decreased $8.5 million from $22.1 million in the first quarter of fiscal year 2005. This decrease is primarily due to reduced salaries and benefits costs as our headcount was reduced from the prior fiscal year coupled with lower outside product development expenses and reduced amortization of acquired intangibles during the first quarter of fiscal year 2006.
Selling, General and Administrative Expense
     Selling, general and administrative expense in the first quarter of fiscal year 2006 $14.3 million increased by $2.0 million from $12.3 million in the first quarter of fiscal year 2005. This increase is due primarily to the charge taken to facilities expense for a loss contingency on sub-leases entered into during the quarter, as we sub-leased the excess space for less than our current rent obligations on this leased space.
     We expect our combined research and development and selling, general and administrative expenses to be between $20 million and $22 million for our second fiscal quarter.
Restructuring and Other Costs
     During the first quarter of fiscal year 2005, we recorded a charge of $1.6 million in operating expenses for the remainder of the facility consolidation activities that were completed during the quarter related to our Colorado offices for the headcount reductions that began in the fourth quarter of fiscal year 2004. We expect to sublease this facility in the future and have made assumptions to that affect. Should these sublease assumptions change, we may have to revise our assumptions and record additional restructuring charges for this facility. Additionally, we recorded an impairment charge of $0.1 million for property and equipment associated with our Pune, India facility closure in the first quarter of fiscal year 2005.
Realized Gain on Marketable Equity Securities
     During the first quarter of fiscal years 2006 and 2005, we realized gains of $0.4 million and $0.7 million, respectively, related to the sale of Silicon Laboratories, Inc. common stock. We received the common stock in connection with Silicon Laboratories’ acquisition of Cygnal Integrated Products, Inc., a company in which we had an investment. We received $0.4 million and $1.2 million, net of commissions in the first quarters of fiscal years 2006 and 2005, respectively, for the sale of these securities.
Interest Income
     Interest income was $1.1 million for the first quarter of fiscal year 2006 and $0.7 million for the first quarter of fiscal year 2005. The increase of $0.4 million was primarily due to increased cash and cash equivalent balances on which interest is earned coupled with higher interest rates on our investment portfolio.

Income Taxes
     We realized a net income tax benefit of $366 thousand for the first quarter of fiscal year 2006, compared with income tax expense of $24 thousand for the comparable period of fiscal year 2005. The benefit stems primarily from the expiration of the statute of limitations for years in which certain potential foreign income tax liabilities for transfer pricing issues had existed. Our tax expense for the first quarter of fiscal year 2006 was less than the Federal statutory rate, as we were able to utilize a portion of our deferred tax asset on which there had been placed a full valuation allowance. The income tax expense for fiscal year 2005 consisted primarily of foreign withholding taxes and foreign income taxes.
     In fiscal years 2006 and 2005, we provided a valuation allowance equal to our net deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis.
Liquidity and Capital Resources
     We generated approximately $34.3 million of cash and cash equivalents in our operating activities during the first quarter of fiscal year 2006, primarily due to a $25 million settlement of our Fujitsu litigation coupled with a large decrease in our inventory of $7.1 million. In the comparable period of fiscal year 2005, we used approximately $0.6 million of cash and cash equivalents in our operating activities primarily due to the increase in our inventory and accounts receivable of $11.4 million and $8.1 million, respectively, partially offset by the increase in our accounts payable balance of $13.1 million and the non-cash components of our net loss totaling $6.1 million.
     During the first quarter of fiscal year 2006, we used approximately $24.6 million in cash for investing activities, primarily related to the purchase of certain available-for-sale securities of $65.6 million, partially offset by the sale and maturity of certain available-for-sale securities of $42.0 million along with purchases of property and equipment and technology licenses totaling $0.7 million. We generated approximately $10.3 million of cash in investing activities during the first quarter of fiscal year 2005, primarily related to the sale and maturity of certain available-for-sale securities of $13.4 million partially offset by the purchase of property and equipment and technology licenses totaling $3.2 million.
     We generated $1.1 million and $1.3 million in cash from financing activities during the first quarter of fiscal year 2006 and fiscal year 2005, respectively, due to the issuance of common stock in connection with option exercises and our employee stock purchase plan.
     As of June 25, 2005, we have restricted cash of $8.0 million, which primarily secures certain obligations under our lease agreement for the headquarters and engineering facility in Austin, Texas.
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
     We compete in a number of fragmented markets. Our principal competitors in these markets include AKM Semiconductors, Analog Devices, Freescale Semiconductor, LSI Logic, Maxim, Micronas, Samsung Semiconductor, Texas Instruments, and Wolfson Microelectronics, many of whom have substantially greater financial, engineering, manufacturing, marketing, technical, distribution and other resources, broader product lines, greater intellectual property rights and longer relationships with customers. We also expect intensified competition from emerging companies and from customers who develop their own IC products. In addition, some of our current and future competitors maintain their own fabrication facilities, which could benefit them in connection with cost, capacity and technical issues.
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
     Export sales, principally to Asia, include sales to U.S-based customers with manufacturing plants overseas and accounted for 71 percent and 70 percent of our net sales in the first quarter of fiscal years 2006 and 2005, respectively. We expect export sales to continue to represent a significant portion of product sales. This reliance on sales internationally subjects us to the risks of conducting business internationally, including political and economic stability and global health conditions, especially in Asia.

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
We will be required to expense share-based payments to our employees, and we may have a significant material adverse charge to our financial statements.
     On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R), as amended, is effective for all stock-based awards granted in fiscal years beginning after June 15, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123.
     We may be faced with increased risk due to the volatility of our stock price and our ability to predict the exercise patterns of our stock. In general, we view our volatility as greater than our competitors. We feel that our adoption of this standard may adversely impact our earnings disproportionately from our competitors. Further, we may have difficulty in predicting our operating profitability due to our stock option expense, which could affect future earnings or guidance.
     Our adoption of this accounting standard will require and may result in a material adverse impact on our consolidated financial statements. We will be required to expense stock options and other share-based payments to employees and directors, which will require us to record a significant charge to earnings. We are currently evaluating our stock-based compensation programs to determine what our alternatives may be to reduce this charge in the future. If we choose not to issue stock options at the levels we have in the past, we believe we may face a more difficult time in attracting and retaining employees.
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
     In the first quarter of fiscal years 2006 and 2005, sales to our distributors accounted for 59 percent and 64 percent, respectively, of our total net sales. The future of our business, as well as the future growth of our business, will depend in part on our ability to manage our relationships with current and future distributors and external sales representatives and to develop additional channels for the distribution and sale of our products. The inability to successfully manage these relationships could adversely affect our business.
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
     On May 24, 2005, we signed a definitive agreement to sell the assets associated with our digital video product assets to Magnum Semiconductor Inc., a privately held company formed by an investment group led by Investcorp Technology Ventures II, L.P. On June 30, 2005, we consummated the transaction.
     Despite completing the transaction, there can be no assurance that we will be able to achieve profitability, strengthen our core operations, compete more effectively in existing or new markets, or actually increase stockholder value after this divestiture transaction. Further, such divestiture transactions, such as this one, may entail risks and uncertainties in addition to those which may result from the divestiture-related changes in our business operations, including, but not limited to, extraordinary transaction costs, unknown indemnification liabilities and unforeseen administrative complications, any of which could result in reduced revenues, increased charges or post-transaction administrative costs, or could otherwise have a material adverse effect on our business, financial condition or results of operations.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risks associated with interest rates on our debt securities and currency movements on non-U.S. dollar denominated assets and liabilities. We assess these risks on a regular basis and have established policies to protect against the adverse effects of these and other potential exposures. There have been no significant changes in our interest or foreign exchange risk since we filed our latest Form 10-K on May 27, 2005.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure control and procedures
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the CEO and the Chief Financial Officer (“CFO”) concluded that, as of June 25, 2005, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our controls and procedures are effective in timely alerting them to material information required to be included in this report.
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
     On April 28, 2005, before the rescheduled trial date, Cirrus Logic, Fujitsu, Amkor, Sumitomo, and Cirrus Logic’s insurance carriers reached an agreement through an arbitration process to settle and release all pending claims related to the alleged failure of certain semiconductor integrated circuits sold by Cirrus Logic to Fujitsu. These releases included releases between our insurance carriers and us for any claims related to the litigation with Fujitsu. As part of the settlement, Fujitsu is to receive $45 million from Sumitomo, $40 million from Amkor, and $40 million from Cirrus Logic’s insurance carriers. Fujitsu agreed to pay us a lump sum in the amount of $25 million. The final settlement documents were completed on June 10, 2005, and payment was received on June 16, 2005.
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
     Based on the settlement and releases agreed to by the insurance carriers as set forth in the Fujitsu matter, we believe this matter has been resolved between Cirrus Logic and St. Paul.
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
ITEM 6. EXHIBITS
     (a) Exhibits.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRRUS LOGIC, INC.

By:	/s/ John T. Kurtzweil

John T. Kurtzweil
Chief Financial Officer
Date: July 27, 2005