Form 10-Q
period 2005-09-24
CIRRUS LOGIC INC
filed 2005-10-25
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2005
☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(512) 851-4000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☑ NO ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of October 21, 2005 was 86,393,054.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED SEPTEMBER 24, 2005

Part I.
ITEM 1. FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEET
(in thousands)

	September 24,	March 26,
	2005	2005
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$112,347	$79,235
Restricted investments	5,755	7,898
Marketable securities	92,163	91,559
Accounts receivable, net	21,579	18,593
Inventories	17,014	26,649
Other current assets	6,287	6,600

Total current assets	255,145	230,534

Long-term marketable securities	14,869	1,021
Property and equipment, net	14,329	17,572
Intangibles, net	4,090	10,786
Other assets	11,372	2,897

Total assets	$299,805	$262,810

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$15,181	$10,546
Accrued salaries and benefits	6,756	8,164
Other accrued liabilities	14,072	10,799
Deferred income on shipments to distributors	6,807	7,935
Income taxes payable	8,526	9,276

Total current liabilities	51,342	46,720

Long-term restructuring accrual	4,807	3,678
Other long-term obligations	10,062	8,675

Stockholders’ equity:
Capital stock	879,560	875,687
Accumulated deficit	(644,919)	(670,797)
Accumulated other comprehensive loss	(1,047)	(1,153)

Total stockholders’ equity	233,594	203,737

Total liabilities and stockholders’ equity	$299,805	$262,810

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	September 24,	September 25,	September 24,	September 25,
	2005	2004	2005	2004

Net sales	$50,461	$51,332	$103,283	$110,449
Cost of sales	23,596	28,404	49,118	55,848

Gross Margin	26,865	22,928	54,165	54,601

Operating expenses:
Research and development	10,630	21,212	24,281	43,338
Selling, general and administrative	15,765	12,818	30,066	25,113
Restructuring and other, net	2,311	4,148	2,311	5,871
Litigation settlement, net	—	344	(24,758)	543

Total operating expenses	28,706	38,522	31,900	74,865

Income (loss) from operations	(1,841)	(15,594)	22,265	(20,264)

Realized gain on marketable securities	—	—	388	669
Interest income (expense), net	1,684	604	2,820	1,300
Other income (expense), net	(109)	(5)	(128)	(71)

Income (loss) before income taxes	(266)	(14,995)	25,345	(18,366)
Provision (benefit) for income taxes	(167)	66	(533)	90

Net income (loss)	$(99)	$(15,061)	$25,878	$(18,456)

Basic income (loss) per share:	$—	$(0.18)	$0.30	$(0.22)

Diluted income (loss) per share:	$—	$(0.18)	$0.30	$(0.22)

Basic weighted average common shares outstanding:	85,804	84,671	85,517	84,545
Diluted weighted average common shares outstanding:	85,804	84,671	87,051	84,545
The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(in thousands; unaudited)

	Six Months Ended
	September 24,	September 25,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$25,878	$(18,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,841	12,222
Gain on marketable securities	(388)	(669)
Non-cash portion of real estate buyout		(4,343)
Impairment of assets	—	3,151
Gain on video product line asset sale	(827)	—
Other non-cash charges (benefits)	(487)	(127)
Net change in operating assets and liabilities	13,480	(10,540)

Net cash provided by (used in) operating activities	42,497	(18,762)

Cash flows from investing activities:
Additions to property, equipment and software	(277)	(2,844)
Investments in technology	(581)	(2,426)
Purchase of marketable securities	(99,406)	(52,810)
Proceeds from sale and maturity of marketable securities	85,407	16,275
(Increase) decrease in restricted investments	2,143	975
(Increase) decrease in deposits and other assets	(529)	202

Net cash provided by (used in) investing activities	(13,243)	(40,628)

Cash flows from financing activities:
Issuance of common stock, net of issuance costs	3,858	1,547

Net cash provided by financing activities	3,858	1,547

Net increase (decrease) in cash and cash equivalents	33,112	(57,843)

Cash and cash equivalents at beginning of period	79,235	157,893

Cash and cash equivalents at end of period	$112,347	$100,050

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Investment in Magnum Semiconductor	$7,947	$—
The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. (“we,” “us,” “our,” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited consolidated condensed financial statements do not include complete footnotes and financial presentations. As a result, these financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended March 26, 2005, included in our 2005 Annual Report on Form 10-K. In our opinion, the financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows, for those periods presented. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year. We maintain a web site at www.cirrus.com, which makes available free of charge, our recent annual report and other filings with the SEC.
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
2. Recently Issued Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123R (“SFAS No. 123R”) “Share-Based Payment,” which supersedes Accounting Principle Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees;” SFAS No. 123, “Accounting for Stock Based Compensation;” and related implementation guidance. Under this pronouncement, stock based compensation to employees is required to be recognized as a charge to the statement of operations and such charge is to be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the volatility of the company’s stock and the risk free interest rate. Our current policy is not to expense share based compensation; however, we do disclose the affect of this item as currently required by SFAS 123. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The company is currently evaluating these transition methods and the impact this pronouncement will have on us. The pronouncement will now be effective for fiscal years beginning after June 15, 2005. For Cirrus Logic, we will adopt this pronouncement beginning in fiscal year 2007, which begins March 26, 2006.
     On March 29, 2005, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the interaction between SFAS No. 123(R) and certain SEC rules and regulations. SAB No. 107 provides guidance that may simplify some of SFAS No. 123(R)’s implementation challenges and enhance the information that investors receive.

3. Accounts Receivable
     The following are the components of accounts receivable (in thousands):

	September 24,	March 26,
	2005	2005
	(unaudited)
Gross accounts receivable	$22,088	$19,114
Allowance for doubtful accounts	(509)	(521)

	$21,579	$18,593

4. Inventories
     Inventories are comprised of the following (in thousands):

	September 24,	March 26,
	2005	2005
	(unaudited)
Work in process	$10,403	$20,142
Finished goods	6,611	6,507

	$17,014	$26,649

5. Assets Held for Sale
     On April 25, 2005, we announced our intentions to sell the assets associated with our digital video product line. On May 24, 2005, we signed a definitive agreement to sell our digital video product assets to Magnum Semiconductor Inc. (“Magnum”), a privately held company formed by an investment group led by Investcorp Technology Ventures II, L.P. On June 30, 2005, we completed the sale of assets from our digital video product line to Magnum. By divesting the video product assets, we are able to focus on our core analog, mixed-signal and embedded IC product lines for audio and industrial markets. The transaction was structured as an asset sale. As consideration for the sale of these assets, we received a minority equity ownership position in Magnum Semiconductor of approximately $7.9 million and we have recorded our ownership position under the cost method of accounting. The investment was primarily comprised of $1.0 million from current assets, $0.8 from property and equipment and $5.1 million from long-term assets and $0.3 million in associated current liabilities.
     We recognized a net gain on the sale of assets to Magnum Semiconductor during the second fiscal quarter of approximately $0.8 million, which was recorded as a component of “restructuring and other, net.” Further, the company recorded, as a component of the net gain, a contingent payment of $0.5 million related to the closing conditions of the agreement. We also have recorded, as of September 24, 2005, a receivable of $0.9 million from Magnum in “Other current assets” and a payable to Magnum of $0.5 million in “Other current liabilities.” Both the receivable and payable are associated with a Services Agreement entered into by the entities at the time of the sale.
     During the second fiscal quarter, after the completion of the video product line asset sale to Magnum Semiconductor, we sold the remaining video product inventory to Magnum Semiconductor for $1.9 million, which was approximately 5 percent above our cost. They have paid for almost all of the inventory shipped to them as of September 24, 2005.
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

     The following table is a summary of available-for-sale securities as of September 24, 2005 (in thousands, unaudited):

		Gross	Gross	Estimated Fair
	Amortized	Unrealized	Unrealized	Value (Net Carrying
	Cost	Gains	Losses	Amount)
Corporate securities — U.S.	$64,872	$8	$(173)	$64,707
U.S. Government securities	48,192	—	(112)	48,080
Agency discount notes	—			—

Total debt securities	113,064	8	(285)	112,787
Marketable equity securities	—	—	—	—

	$113,064	$8	$(285)	$112,787

     The following table is a summary of available-for-sale securities as of March 26, 2005 (in thousands):

				Estimated Fair
	Amortized	Unrealized	Unrealized	Value (Net Carrying
	Cost	Gains	Losses	Amount)
Corporate securities — U.S.	$53,873	$—	$(257)	$53,616
Corporate securities — non — U.S.	—	—	—	—
U.S. Government securities	34,204	—	(85)	34,119
Agency discount notes	8,152	—	(41)	8,111
Commercial paper	4,632	—	—	4,632

Total debt securities	100,861	—	(383)	100,478
Marketable equity securities	—	—	—	—

	$100,861	$—	$(383)	$100,478

     The cost and estimated fair value of available-for-sale investments by contractual maturity were as follows:

	September 24, 2005		March 26, 2005
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$98,137	$97,918	$99,830	$99,457
After 1 year through 2 years	14,927	14,869	1,031	1,021
After 2 years	—	—	—	—

Total debt securities	113,064	112,787	100,861	100,478
Marketable equity securities	—	—	—	—

	$113,064	$112,787	$100,861	$100,478

     During the first quarter of fiscal years 2006 and 2005, we realized gains of $0.4 million and $0.7 million, respectively, related to the sale of our investment in Silicon Laboratories, Inc., which resulted from their acquisition of Cygnal Integrated Products, Inc. in which we had an investment. We received $0.4 million and $1.2 million, net of commissions for the sale of securities in the first quarter fiscal years 2006 and 2005, respectively. The gain recorded in the first quarter of fiscal year 2006 related to a contingent payment made by Silicon Laboratories to the shareholders of Cygnal Integrated Products in April 2005. We did not have a cost basis in the contingent payment, as the payment was dependent on certain milestones being completed.

7. Intangibles, net
     The following information details the gross carrying amount and accumulated amortization of our intangible assets (in thousands):

	As of September 24, 2005		As of March 26, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Core Technology	$1,390	$(682)	$8,290	$(6,521)
License Agreements	440	(216)	1,940	(1,504)
Existing Technology	2,730	(2,413)	43,430	(38,723)
Trademarks	320	(320)	320	(313)
Technology Licenses	11,905	(9,064)	12,615	(8,748)

	$16,785	$(12,695)	$66,595	$(55,809)

     Amortization expense for all intangibles in the second quarter of fiscal years 2006 and 2005 was $0.8 million and $4.3 million, respectively. Amortization expense for all intangibles in the first six months of fiscal years 2006 and 2005 was $2.2 million and $8.8 million, respectively. The decrease in the gross carrying amount of $49.1 million and accumulated amortization of $44.5 million resulted primarily from certain intangibles being classified as assets held for sale in connection with the sale of certain assets to Magnum Semiconductor. For further detail, see Note 5, “Assets Held for Sale.”
     The following table details the estimated aggregate amortization expense for all of our intangibles as of September 24, 2005 for the remainder of fiscal year 2006 and for each of the five succeeding fiscal years (in thousands):

For the remainder of the year ended March 25, 2006	$1,104
For the year ended March 31, 2007	1,429
For the year ended March 29, 2008	969
For the year ended March 28, 2009	287
For the year ended March 27, 2010	248
For the year ended March 26, 2011	18
8. Income Taxes
     We realized a net income tax benefit of $167 thousand for the second quarter of fiscal year 2006 and $533 thousand for the first six months of fiscal year 2006. The benefit for both periods results primarily from the expiration of the statute of limitations for years in which certain foreign income tax exposures for transfer pricing issues had existed. Our tax expense for the first six months of fiscal year 2006 was less than the Federal statutory rate, as we were able to utilize a portion of our deferred tax asset on which there had been placed a full valuation allowance. We incurred income tax expense of $66 thousand for the second quarter of fiscal 2005 and $90 thousand in the first six months of fiscal 2005. The income tax expense for both of those periods consisted primarily of foreign withholding and foreign income taxes.
     Our income taxes payable balance is comprised primarily of tax contingencies that are recorded to address exposures involving tax positions we have taken in various foreign jurisdictions. These exposures result from the varying application of statutes, rules, regulations, and interpretations. Our tax contingencies are established based on experiences and judgments about audit exposures in the taxing jurisdictions in which we operate. Our tax contingencies primarily relate to transfer pricing positions we have taken in a variety of countries. The ultimate resolution of these matters may be materially greater or less than the amount that we have accrued.
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
9. Restructuring and Other, Net
     During the second quarter and first six months of fiscal year 2006, we recorded a restructuring charge of $3.1 million in operating expenses for severance and facility related items associated with workforce reductions related to the divestiture of the video product line assets. This action affected approximately 10 individuals worldwide and resulted in a charge of approximately $0.4 million. In connection with the video product line asset sale, we ceased using the leased office space in our Fremont, California location. Accordingly, we recorded a restructuring charge of $2.7 million related to the exit from this facility. Partially offsetting the restructuring charge was $0.8 million related to the gain on the video product line asset sale. See Note 5 for further detail on this transaction.
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
     As of September 24, 2005, we had a remaining accrual from all of our past restructurings of $7.5 million, primarily related to net lease expenses that will be paid over their respective lease terms through fiscal year 2013, along with other anticipated lease termination costs. We have classified $4.8 million of this restructuring accrual as long term.
     The following table details the changes in all of our restructuring accruals during the first six months ended September 24, 2005:

	March 26,			September 24,
Description	2005	Charges to P&L	Cash Payments	2005
Severance — fiscal year 2006	$—	$411	$(231)	$180
Severance — fiscal year 2005	323	—	(323)	—
Facilities abandonment — fiscal year 2006	—	2,727	—	2,727
Facilities abandonment — fiscal year 2004	4,531	—	(451)	4,080
Facilities abandonment — fiscal year 2003	200	—	—	200
Facilities abandonment — fiscal year 2002	55	—	(92)	(37)
Facilities abandonment — fiscal year 1999	397	—	—	397

	$5,506	$3,138	$(1,097)	$7,547

10. Deferred Income on Shipments to Distributors
     Sales made to domestic distributors are deferred until the final sale to the end customer has occurred. In general, these distributor agreements allow for certain rights of return, price adjustments, and price protection. As of September 24, 2005, we had $6.8 million of deferred income, which includes approximately $1.2 million related to shipments during fiscal year 2005.
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
     Incremental weighted average common shares attributable to the assumed exercise of outstanding options of 2,033,000 shares as of September 24, 2005 were excluded from the computation of diluted net income (loss) per share because the effect would be anti-dilutive due to our loss position during the second quarter of fiscal year 2006. Incremental weighted average common shares attributable to the assumed exercise of outstanding options of 1,320,000 and 1,683,000 shares as of September 25, 2004 were excluded from the computation of diluted net income (loss) per share because the effect would be anti-dilutive due to our loss position during the second quarter and first six months of fiscal year 2005, respectively. The weighted average outstanding options excluded from our diluted calculation for the second quarter of fiscal years 2006 and 2005 were 4,846,000 and 7,757,000, respectively, as the exercise price exceeded the average market price during the respective periods. The weighted average outstanding options excluded from our diluted calculation for the first six months of fiscal years 2006 and 2005 were 6,564,000 and 7,390,000, respectively, as the exercise price exceeded the average market price during the respective periods.
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
     Based on the settlement and releases agreed to by the insurance carriers as set forth in the Fujitsu matter, we believe this matter has been resolved between Cirrus Logic and St. Paul. On August 2, 2005, the district court dismissed the case without prejudice.
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
Facilities Under Operating Lease Agreements
     We lease our facilities under operating lease agreements. Our principal facility, located in Austin, Texas, is 197,000 square feet and houses our headquarters and engineering facility. The lease agreement for this facility includes a potential obligation to enter into another lease agreement for a period of 10 years for an additional 64,000 square feet in a new building to be built on property next to our current facility. This obligation was contingent upon construction beginning on the new facility before November 10, 2004. On September 14, 2004, our landlord provided us notice that it had elected to construct the new building. However, as of October 25, 2005, actual construction on the new building had not commenced. On November 12, 2004, we filed suit against our landlord in the state district court of Travis County, Texas seeking declaratory relief as to our obligations under the current operating lease agreement. Specifically, we seek a declaration that we have no obligation to lease an additional two floors of space because the landlord did not commence construction of the new facility before November 10, 2004. Trial has been set in this matter for December 2005.
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
13. Comprehensive Income
     The components of comprehensive income, net of tax, are as follows (in thousands, unaudited):

	Three Months Ended		Six Months Ended
	September 24,	September 25,	September 24,	September 25,
	2005	2004	2005	2004
Net income (loss)	$(99)	$(15,061)	$25,878	$(18,456)
Adjustments to arrive at comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	(21)	(11)	106	(40)
Realized gain on marketable equity securities	—	—	—	(669)
Change in unrealized loss on foreign currency translation adjustments	—	1	—	1

Comprehensive income (loss)	$(120)	$(15,071)	$25,984	$(19,164)

14. Stock-Based Compensation
     The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (in thousands, except per share data, unaudited):

	Three Months Ended		Six Months Ended
	September 24,	September 25,	September 24,	September 25,
	2005	2004	2005	2004
Net income (loss) as reported	$(99)	$(15,061)	$25,878	$(18,456)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	15	15	307

Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax related effects	(1,325)	(2,611)	(3,587)	(6,482)

Proforma net income (loss)	$(1,424)	$(17,657)	$22,306	$(24,631)

Basic and diluted net income (loss) per share as reported	$—	$(0.18)	$0.30	$(0.22)
Proforma basic and diluted net income (loss) per share	$(0.02)	$(0.21)	$0.26	$(0.29)
     As a result of recent regulatory guidance, including SEC Staff Accounting Bulletin No. 107 (“SAB No. 107”) and in anticipation of the impending effective date of FASB Statement of Financial Accounting Standards No. 123(R), (“SFAS No. 123(R)”), Share-Based Payment, we reevaluated the assumptions we use to estimate the value of employee stock options and shares issued under our employee stock purchase plan, beginning with stock options granted and shares issued under our employee stock purchase plan in our second quarter of fiscal year 2006. Our management determined that the use of implied volatility is expected to be more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility.

     For the purpose of the pro forma calculation, the fair value of stock options granted under our stock option plans and the fair value of shares issued under our employee stock purchase plan have been estimated with the following assumptions:

	September 24,	September 25,
	2005	2004
Employee Option Plans:
Expected stock price volatility	40.6%	96.8%
15. Segment Information
     We are a premier supplier of high-precision analog and mixed-signal integrated circuits (“ICs”) for a broad range of consumer and industrial markets. We develop and market integrated ICs and embedded software used by original equipment manufacturers. We also provide complete system reference designs based on our technology that enable our customers to bring products to market in a timely and cost-effective manner. We determine our operating segments in accordance with SFAS 131. Our chief executive officer (“CEO”) has been identified as the chief operating decision maker as defined by SFAS 131.
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
     In accordance with SFAS 131, below is a summary of our net sales by product line (in thousands, unaudited):

	Three Months Ended		Six Months Ended
	September 24,	September 25,	September 24,	September 25,
	2005	2004	2005	2004

Mixed-signal audio products	$26,320	$24,005	$49,699	$53,204
Embedded products	13,913	11,782	26,461	25,428
Industrial products	8,076	11,229	15,842	20,507

Subtotal	48,309	47,016	92,002	99,139

Video products	2,152	4,316	11,281	11,310

	$50,461	$51,332	$103,283	$110,449

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
     During the first six months of fiscal year 2006, we saw a decrease in revenue from the comparable period of fiscal year 2005. Although our top-line revenue was down, primarily due to the sale of our video product line, we saw improved operating results, which enabled us to report overall positive results of $25.9 million in income during the current fiscal year. A large contribution to our income results was a $25 million payment received during the first fiscal quarter associated with the settlement of the Fujitsu litigation. Nevertheless, we have reduced our spending activities during the past fiscal year to position us to return to profitability this fiscal year.
     On April 25, 2005, we announced our intentions to divest our digital video product assets. On May 24, 2005, we signed a definitive agreement to sell our digital video product assets to Magnum Semiconductor Inc. (“Magnum”), a privately held company formed by an investment group led by Investcorp and August Capital. On June 30, 2005, we signed an agreement with Magnum to sell our video product assets to them for a non-controlling interest initially valued at $7.9 million. By divesting the video product assets, we are focusing on our core analog, mixed-signal and embedded IC product lines for audio and industrial markets. With this focus, we are poised to leverage our intellectual property and high-margin analog product lines to drive growth and profitability. We recorded a charge of approximately $2.7 million related to the exit from that facility. We do not anticipate recording additional charges for this facility at this time.
Critical Accounting Policies
     Our discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated condensed financial statements included in this report, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts. We evaluate the estimates on an on-going basis. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. We also have policies that we consider to be key accounting policies, such as our policies for revenue recognition, including the deferral of revenues and gross margin on sales to our distributors; however, these policies do not meet the definition of critical accounting estimates because they do not generally require us to make estimates or judgments that are difficult or subjective.
     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated condensed financial statements:

•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We regularly evaluate our allowance for doubtful accounts based upon the age of the receivable, our ongoing customer relations, as well as any disputes with the customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which could have a material effect on our operating results and financial position. Additionally, we may maintain an allowance for doubtful accounts for estimated losses on receivables from customers with whom we are involved in litigation.
•	Inventories are recorded at the lower of cost or market, with cost being determined on a first-in, first-out basis. We write down inventories to net realizable value based on forecasted demand, management judgment and the age of inventory. Actual demand and market conditions may be different from those projected by management, which could have a material effect on our operating results and financial position.
•	We evaluate the recoverability of property and equipment and intangible assets in accordance with Statement of Financial Accounting Standard No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” We test for impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. An impairment loss is recognized in the event the carrying value of these assets exceeds the fair value of the applicable assets. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, which could have a material effect on our operating results and financial position.
•	Restructuring charges for workforce reductions and facilities consolidations reflected in the accompanying financial statements were accrued based upon specific plans established by management, in accordance with Emerging Issues Task Force No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” or SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” depending upon the time of the restructuring activity. We use an estimated borrowing rate as the discount rate for all of our restructuring accruals made under SFAS 146. Our facilities consolidation accruals were based upon our estimates as to the length of time a facility would be vacant, as well as the amount of sublease income we might receive once we sublet the facility, after considering current and projected market conditions. Changes in these estimates could result in an adjustment to our restructuring accruals in a future quarter, which could have a material effect on our operating results and financial position.
•	Our income taxes payable balance is comprised primarily of tax contingencies that are recorded to address exposures involving tax positions we have taken in various foreign jurisdictions. These exposures result from the varying application of statutes, rules, regulations and interpretations. Our tax contingencies are established based on experiences and judgments about audit exposures in the taxing jurisdictions in which we operate. Our tax contingencies relate primarily to transfer pricing positions we have taken in a variety of countries. The ultimate resolution of these matters may be materially greater or less than the amount that we have accrued.
•	We are subject to the possibility of loss contingencies for various legal matters. We regularly evaluate current information available to us to determine whether any accruals should be made based on the status of the case, the results of the discovery process and other factors. If we ultimately determine that an accrual should be made for a legal matter, this accrual could have a material effect on our operating results and financial position and the ultimate outcome may be materially different than our estimate.

Results of Operations
     The following table summarizes the results of our operations for the second quarter and first six months of fiscal years 2006 and 2005 as a percentage of net sales. All percentage amounts were calculated using the underlying data in thousands, unaudited:

	Three Months Ended		Six Months Ended
	September 24,	September 25,	September 24,	September 25,
	2005	2004	2005	2004
Mixed-signal audio products	52%	47%	48%	48%
Embedded products	28%	23%	26%	23%
Industrial products	16%	22%	15%	19%
Video products	4%	8%	11%	10%

Net sales	100%	100%	100%	100%
Cost of sales	47%	55%	48%	51%
Gross Margin	53%	45%	52%	49%

Research and development	21%	41%	24%	39%
Selling, general and administrative	31%	25%	29%	23%
Restructuring and other costs	5%	8%	2%	5%
Litigation settlement, net	0%	1%	(24%)	0%

Total operating expenses	57%	75%	31%	67%

Income (loss) from operations	(4%)	(30%)	21%	(18%)

Realized gain on marketable securities	0%	0%	0%	1%
Interest income (expense), net	3%	1%	3%	1%
Other income (expense), net	0%	0%	0%	0%

Income (loss) before income taxes	(1%)	(29%)	24%	(16%)
Provision (benefit) for income taxes	(1%)	0%	(1%)	1%

Net income (loss)	0%	(29%)	25%	(17%)

Net Sales
     Net sales for the second quarter of fiscal year 2006 decreased $0.9 million to $50.5 million from $51.3 million from the second quarter of fiscal year 2005. Net sales from mixed-signal audio products increased $2.3 million, or 10 percent, due primarily to an increase in demand for our audio analog to digital converters, as production ramped for a new product introduced within the last year. The embedded product net sales increased $2.1 million, or 18 percent, during the second quarter of fiscal year 2006 from the comparable quarter of the prior fiscal year due to higher sales related to our CobraNet™ technology and a product that has ramped in the last year. Net sales from our Industrial products were down $3.2 million, or 28 percent, in the second quarter of fiscal year 2006 due to a decrease in demand for seismic products as our customers ramped up on our longer product life components during fiscal year 2005 that did not reoccur in fiscal year 2006. Further, as we exit our video product line, we saw a decrease in sales of $2.2 million, or 50 percent, as we exited this product line. On June 30, 2005, we sold our digital video product assets to Magnum Semiconductor.
     Net sales for the first six months of fiscal year 2006 decreased $7.1 million to $103.3 million from $110.4 million from the first six months of fiscal year 2005. The embedded product net sales increased $1.0 million, or 4 percent, during the first six months of fiscal year 2006 from the comparable period of the prior fiscal year due to higher sales related to our CobraNet technology, a product that has ramped in the last year. Conversely, net sales from mixed-signal audio products decreased $3.5 million, or 7 percent, due primarily to a stabilization of market demand for our audio digital to analog converters. We also saw a decrease in our net sales from our Industrial products by $4.7 million, or 23 percent, in the first six months of fiscal year 2006 due to a decrease in demand for seismic products as our customers ramped up on our longer product life components during fiscal year 2005 that did not reoccur in fiscal year 2006. Our video product line, which we exited this fiscal year, saw virtually no change from the first six months, as both years revenue was $11.3 million.

     We expect our total sales in the third quarter of fiscal year 2006 to be between $45 million and $49 million.
     Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 65 percent and 63 percent of net sales during the second quarter of fiscal years 2006 and 2005, respectively. Export sales were 68 percent and 67 percent of total sales in the first six months of fiscal years 2006 and 2005, respectively. Our sales are denominated primarily in U.S. dollars. As a result, we have not entered into foreign currency forward exchange and option contracts.
     We had no direct customers that accounted for more than 10 percent of our sales. We had one distributor that represented 25 percent and 24 percent of our sales for the second quarter and first six months of fiscal year 2006, respectively. The same distributor represented 30 percent and 27 percent of our sales for the second quarter and first six months of fiscal year 2005, respectively. Sales to our distributors represented 65 percent and 63 percent of our fiscal year 2006 and 2005 net sales, respectively.
Gross Margin
     Gross margin was 53.2 percent in the second quarter of fiscal year 2006, up from 44.7 percent in the second quarter of fiscal year 2005. During the second quarter of fiscal year 2006, we realized a net benefit of $0.3 million from the sale of previously written down inventory, which favorably impacted gross margins by 0.7 percent. Our gross margins in the second quarter of fiscal year 2005 were largely impacted by a charge of $3.9 million, a 7.6 percent impact to gross margin, to write down gross inventory to an estimation of net realizable value.
     Gross margin was 52.4 percent in the first six months of fiscal year 2006, up from 49.4 percent in the comparable period of fiscal year 2005. The largest driver of the increase in gross margin was due to the absence of the inventory charges to write down gross inventory by $3.9 million during the second quarter of fiscal year 2006.
Research and Development Expense
     Research and development expense for the second quarter of fiscal year 2006 of $10.6 million decreased $10.6 million from $21.2 million in the second quarter of fiscal year 2005. This decrease was primarily due to reduced salaries and benefits costs as our headcount was reduced from the prior year as we exited from the video product line coupled with lower outside product development expenses and reduced amortization of acquired intangibles during the second quarter of fiscal year 2006.
     Research and development expense for the first six months of fiscal year 2006 of $24.3 million decreased $19.0 million from $43.3 million in the comparable period of fiscal year 2005. This decrease was primarily due to reduced salaries and benefits costs as our headcount was reduced from the prior year as we exited from the video product line coupled with lower outside product development expenses and the absence of $6.8 million in amortization of acquired intangibles, most of which were sold to Magnum Semiconductor.
Selling, General and Administrative Expense
     Selling, general and administrative expense in the second quarter of fiscal year 2006 of $15.8 million increased by $3.0 million from $12.8 million in the second quarter of fiscal year 2005. This increase was due primarily to the additional charge taken to facilities expense for a loss contingency on sub-leases entered into during the previous quarter, as we sub-leased excess space for less than our current rent obligations, partially offset by reduced expenses associated with our exit from the video product line.
     Selling, general and administrative expense in the first six months of fiscal year 2006 of $30.1 million increased by $5.0 million from $25.1 million in the comparable period of fiscal year 2005. This increase was due primarily to the $4.4 million charge taken to facilities expense for a loss contingency on sub-leases entered into during the fiscal year, as we sub-leased excess space for less than our current rent obligations coupled with costs to sell the video product line. These charges were partially offset by reduced employee related expenses associated with our exit from the video product line.
     We expect our combined research and development and selling, general and administrative expenses to be between $20 million and $22 million for our third fiscal quarter.
Restructuring and Other, Net
     During the second quarter and first six months of fiscal year 2006, we recorded a restructuring charge of $3.1 million in operating expenses for severance and facility related items associated with our workforce reductions related to the divestiture of the video product line. Partially offsetting this charge was approximately $0.8 million related to a gain that was recognized in the second fiscal quarter for the sale of the video product line assets to Magnum Semiconductor.
     During the second quarter of fiscal year 2005, we recorded a charge of $4.6 million in operating expenses for severance activity during the quarter and for an abandonment of computer aided design (“CAD”) software tools that will not be used due to our workforce reductions. This charge was partially offset by a $0.5 million favorable outcome related to a long-term lease buyout during the quarter. In addition to the transactions recorded during the second quarter of fiscal year 2005, as mentioned above, during the first quarter of fiscal year 2005, we recorded a charge of $1.6 million for the remainder of the facility consolidation activities related to our workforce reduction that began in the fourth quarter of fiscal year 2004. Additionally, we recorded an impairment charge of $0.1 million for property and equipment associated with our Pune, India facility closure.
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
Interest Income
     Interest income was $1.7 million and $0.6 million for the second quarter of fiscal years 2006 and 2005, respectively. Interest income was $2.8 million and $1.3 million for the first six months of fiscal years 2006 and 2005, respectively. The increases of $1.1 million and $1.5 million, respectively, was primarily due to increased cash and cash equivalent balances on which interest was earned coupled with higher rates of return on our investment portfolio.
Income Taxes
     We realized a net income tax benefit of $167 thousand for the second quarter of fiscal year 2006 and $533 thousand for the first six months of fiscal year 2006. The benefit for both periods stems primarily from the expiration of the statute of limitations for years in which certain foreign income tax exposures for transfer pricing issues had existed. Our tax expense for the first six months of fiscal year 2006 was less than the Federal statutory rate, as we were able to utilize a portion of our deferred tax asset on which there had been placed a full valuation allowance. We incurred income tax expense of $66 thousand for the second quarter of fiscal 2005 and $90 thousand the first six months of fiscal year 2005. The income tax expense for both of those periods consisted primarily of foreign withholding and foreign income taxes.
     In fiscal years 2006 and 2005, we provided a valuation allowance equal to our net deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis.

Liquidity and Capital Resources
     We generated approximately $42.5 million of cash and cash equivalents in our operating activities during the first six months of fiscal year 2006, primarily due to a $25 million settlement of our Fujitsu litigation coupled with a large decrease in our inventory of $8.7 million and an increase in our accounts payable and other accrued liabilities of $9.3 million. In the comparable period of fiscal year 2005, we used approximately $18.8 million of cash and cash equivalents in our operating activities primarily due to the increase in our inventory and accounts receivable of $13.0 million and $8.9 million, respectively. Further, during the second quarter of fiscal year 2005, we completed a $4.3 million buyout of a multi-year lease for one of our domestic facilities.
     During the first six months of fiscal year 2006, we used approximately $13.2 million in cash from investing activities, primarily related to the purchase of certain available-for-sale securities of $99.4 million, partially offset by the sale and maturity of certain available-for-sale securities of $85.4 million along with purchases of property and equipment and technology licenses totaling $0.9 million. We used approximately $40.6 million of cash from investing activities during the first six months of fiscal year 2005, primarily related to the purchase of certain available-for-sale securities of $52.8 million and purchases of property and equipment and technology licenses totaling $5.3 million, partially offset by the sale and maturity of certain available-for-sale securities of $16.3 million.
     We generated $3.9 million and $1.5 million in cash from financing activities during the six months of fiscal year 2006 and fiscal year 2005, respectively, due to the issuance of common stock in connection with option exercises and our employee stock purchase plan.
     As of September 24, 2005, we have restricted cash of $5.8 million, which primarily secures certain obligations under our lease agreement for the headquarters and engineering facility in Austin, Texas.
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
Recently Issued Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment,” which supersedes Accounting Principle Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees;” SFAS No. 123, “Accounting for Stock Based Compensation;” and related implementation guidance. Under this pronouncement, stock based compensation to employees is required to be recognized as a charge to the statement of operations and such charge is to be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the volatility of the company’s stock and the risk free interest rate. Our current policy is not to expense share based compensation; however, we do disclose the affect of this item as currently required by SFAS 123. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The company is currently evaluating these transition methods and the impact this pronouncement will have on us. The pronouncement will now be effective for fiscal years beginning after June 15, 2005. For Cirrus Logic, we will adopt this pronouncement beginning in fiscal year 2007, which begins March 26, 2006.
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
     Further, a decline in consumer confidence and consumer spending relating to economic conditions, terrorist attacks, armed conflicts, oil prices, global health conditions and/or the political stability of countries in which we operate or sell into could have a material adverse effect on our business.
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
     Export sales, principally to Asia, include sales to U.S-based customers with manufacturing plants overseas and accounted for 65 percent and 63 percent of our net sales in the second quarter of fiscal years 2006 and 2005, respectively. We expect export sales to continue to represent a significant portion of product sales. This reliance on sales internationally subjects us to the risks of conducting business internationally, including political and economic stability and global health conditions, especially in Asia. For example, the financial instability in a given region, such as Asia, may have an adverse impact on the financial position of end users in the region, which could affect future orders and harm our results of operations. Our international sales operations involve a number of other risks, including:
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
     Our adoption of this accounting standard may result in a material adverse impact on our consolidated financial statements. We will be required to expense stock options and other share-based payments to employees and directors, which will require us to record a significant charge to earnings. We are currently evaluating our stock-based compensation programs to determine what our alternatives may be to reduce this charge in the future. If we choose not to issue stock options at the levels we have in the past, we believe we may face a more difficult time in attracting and retaining employees.
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
     In the second quarter of fiscal years 2006 and 2005, sales to our distributors accounted for 63 percent and 65 percent, respectively, of our total net sales. The future of our business, as well as the future growth of our business, will depend in part on our ability to manage our relationships with current and future distributors and external sales representatives and to develop additional channels for the distribution and sale of our products. The inability to successfully manage these relationships could adversely affect our business.
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
     Despite completing the transaction, there can be no assurance that we will be able to achieve profitability, strengthen our core operations, compete more effectively in existing or new markets, or actually increase stockholder value after this divestiture transaction. Further, divestiture transactions, such as this one, may entail risks and uncertainties in addition to those which may result from the divestiture-related changes in our business operations, including, but not limited to, extraordinary transaction costs, unknown indemnification liabilities and unforeseen administrative complications, any of which could result in reduced revenues, increased charges or post-transaction administrative costs, or could otherwise have a material adverse effect on our business, financial condition or results of operations.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure control and procedures
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the CEO and the Chief Financial Officer (“CFO”) concluded that, as of September 24, 2005, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our controls and procedures are effective in timely alerting them to material information required to be included in this report.
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
     Based on the settlement and releases agreed to by the insurance carriers as set forth in the Fujitsu matter, we believe this matter has been resolved between Cirrus Logic and St. Paul. On August 2, 2005, the district court dismissed the case without prejudice.
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

Facilities Under Operating Lease Agreements
     We lease our facilities under operating lease agreements. Our principal facility, located in Austin, Texas, is 197,000 square feet and houses our headquarters and engineering facility. The lease agreement for this facility includes a potential obligation to enter into another lease agreement for a period of 10 years for an additional 64,000 square feet in a new building to be built on property next to our current facility. This obligation was contingent upon construction beginning on the new facility before November 10, 2004. On September 14, 2004, our landlord provided us notice that it had elected to construct the new building. However, as of October 25, 2005, actual construction on the new building had not commenced. On November 12, 2004, we filed suit against our landlord in the state district court of Travis County, Texas seeking declaratory relief as to our obligations under the current operating lease agreement. Specifically, we seek a declaration that we have no obligation to lease an additional two floors of space because the landlord did not commence construction of the new facility before November 10, 2004. Trial has been set in this matter for December 2005.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the annual meeting of stockholders of Cirrus Logic, Inc. on July 28, 2005, the stockholders voted on three proposals as reflected below:
•	The first matter voted on was a proposal to elect seven directors for one-year terms. All director nominees were elected. The following table sets forth the votes in this election:

David D. French	For:	80,616,631	Withheld:	1,032,984
D. James Guzy	For:	72,230,418	Withheld:	9,419,197
Michael L. Hackworth	For:	68,372,501	Withheld:	13,277,114
Suhas S. Patil	For:	72,230,825	Withheld:	9,418,790
Walden C. Rhines	For:	77,939,318	Withheld:	3,710,297
William D. Sherman	For:	77,917,629	Withheld:	3,731,986
Robert H. Smith	For:	77,758,257	Withheld:	3,891,358
There were no broker non-votes.
•	The second matter voted on was a proposal to ratify the appointment of Ernst & Young LLP as independent auditors. The following table sets forth the votes in this election:

For:	81,023,771	Against: 507,241	Abstain: 118,603
There were no broker non-votes.

ITEM 6. EXHIBITS
(a) Exhibits.

3.1	Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (1)
3.2	Agreement and Plan of Merger, filed with the Delaware Secretary of State on February 17, 1999. (1)
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock, filed with the Delaware Secretary of State on March 30, 1999. (1)
3.4	Amended and Restated Bylaws of Registrant. (2)
3.5	Certificate of Elimination dated May 26, 2005 (8)
10.1 +	Amended 1987 Stock Option Plan. (3)
10.2 +*	1989 Employee Stock Purchase Plan, as amended on September 21, 2005.
10.3 +	1990 Directors’ Stock Option Plan, as amended. (4)
10.4 +	1996 Stock Plan, as amended. (4)
10.5 +	2002 Stock Option Plan, as amended. (2)
10.6	Form of Indemnification Agreement. (1)
10.7+	Employment Agreement by and between Registrant and David D. French dated February 7, 2002. (5)
10.8+	Executive Incentive Plan. (5)
10.9	Lease between TPLP Office and Registrant, dated April 1, 2000 for 54,385 square feet located at 4210 S. Industrial Drive Austin, Texas. (1)
10.10	Lease between ProLogis Trust and Registrant, dated March 31, 1995 for 176,000 square feet located at 4129 Commercial Center Drive and 4209 S. Industrial Austin, Texas, as amended through December 20, 1996. (1)
10.11	Lease between American Industrial Properties and Registrant, dated September 15, 1999 for 18,056 square feet located at 4120 Commercial Drive Austin, Texas. (1)
10.12	Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant, dated November 10, 2000 for 197,000 square feet located at 2901 Via Fortuna, Austin, Texas. (1)
10.13	Amendment No. 1 to Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant dated November 10, 2001. (5)
10.14	Amendment No. 2 to Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant dated November 10, 2000. (2)
10.15+	Employment Agreement by and between Registrant and John T. Kurtzweil dated March 15, 2004. (6)
10.16	Amended and Restated Rights Agreement, dated as of February 17, 1999 between Cirrus Logic, Inc. and BankBoston, N.A. (7)
10.17	First Amendment to Amended and Restated Rights Agreement dated as of May 25, 2005, between Cirrus Logic, Inc. and BankBoston, N.A. (8)
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. (8)
24.1	Power of Attorney (see signature page). (8)
31.1 *	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed with this Form 10-Q.
(1)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 22, 2001.
(2)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 29, 2003, filed with the Commission on June 13, 2003.
(3)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 30, 1996, filed with the Commission on June 28, 1996.
(4)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed with the Commission on August 8, 2001 (Registration No. 333-67322).
(5)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 30, 2002, filed with the Commission on June 19, 2002.
(6)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 27, 2004, filed with the Commission on June 9, 2004.
(7)	Incorporated by reference from Registrant’s Registration Statement of Amendment No. 1 to Form 8-A filed on March 3, 1999.
(8)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 26, 2005, filed with the Commission on May 27, 2005.

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRRUS LOGIC, INC.

By: /s/ John T. Kurtzweil

John T. Kurtzweil
Chief Financial Officer
Date: October 25, 2005