Form 10-K/A
period 2005-03-26
CIRRUS LOGIC INC
filed 2005-12-14
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended March 26, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ____ to ____

Commission File Number 0-17795
CIRRUS LOGIC, INC.

DELAWARE (State of incorporation)	77-0024818 (I.R.S. ID)
2901 Via Fortuna, Austin, TX 78746
(512) 851-4000
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value
Preferred Stock Purchase Rights
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☑ NO ☐
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting and non-voting stock held by non-affiliates was approximately $245 million based upon the closing price reported on the NASDAQ National Market as of September 25, 2004.
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

DOCUMENTS INCORPORATED BY REFERENCE
Explanatory Note
Signature
Exhibit Index
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

Explanatory Note
On May 27, 2005, Cirrus Logic, Inc. (the “Company”) filed its Annual Report on Form 10-K for its fiscal year ended March 26, 2005 (the “2005 Form 10-K”). On June 22, 2005, the Company filed Amendment No. 1 to our 2005 Form 10-K solely to file additional certifications of the Chief Executive Officer and the Chief Financial Officer as Exhibits 31.3 and 31.4, respectively. The Company is filing this Amendment No. 2 to our 2005 Form 10-K solely to file additional certifications of the Chief Executive Officer and the Chief Financial Officer as Exhibits 31.5 and 31.6, respectively. The additional certifications are being filed to correct typographical errors in the certifications previously filed as Exhibits 31.3 and 31.4, respectively, and to conform those Exhibits to the exact language set forth in Item 601(b)(31) of Regulation S-K.
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
This Amendment No. 2 does not reflect events occurring after the filing of the original 2005 Form 10-K, and, other than the filing of additional certifications as Exhibits 31.5 and 31.6, and Exhibits 32.1 and 32.2, does not modify or update the disclosure in the original 2005 Form 10-K in any way.
Signature
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

Date: December 14, 2005	CIRRUS LOGIC, INC.
	By:	/s/ John T. Kurtzweil
John T. Kurtzweil
Senior Vice President, Chief Financial Officer and Principal Accounting Officer

Exhibit Index
     The following exhibits are filed as part of this Report:
31.5     Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.6     Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1     Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2     Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.