Form 10-Q
period 2005-12-24
CIRRUS LOGIC INC
filed 2006-01-25
CIK 772406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 24, 2005

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
(512) 851-4000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of January 20, 2006 was 86,690,011.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED DECEMBER 24, 2005

Part I.
ITEM 1. FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEET
(in thousands)

	December 24,	March 26,
	2005	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$114,947	$79,235
Restricted investments	5,755	7,898
Marketable securities	107,330	91,559
Accounts receivable, net	21,442	18,593
Inventories	17,049	26,649
Other current assets	6,978	6,600

Total current assets	273,501	230,534

Long-term marketable securities	4,935	1,021
Property and equipment, net	14,012	17,572
Intangibles, net	3,441	10,786
Investment in Magnum Semiconductor	7,947	—
Other assets	2,890	2,897

Total assets	$306,726	$262,810

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,149	$10,546
Accrued salaries and benefits	6,329	8,164
Other accrued liabilities	12,223	10,799
Deferred income on shipments to distributors	6,108	7,935
Income taxes payable	3,145	9,276

Total current liabilities	44,954	46,720

Long-term restructuring accrual	4,545	3,678
Other long-term obligations	9,428	8,675

Stockholders’ equity:
Capital stock	880,930	875,687
Accumulated deficit	(632,089)	(670,797)
Accumulated other comprehensive loss	(1,042)	(1,153)

Total stockholders’ equity	247,799	203,737

Total liabilities and stockholders’ equity	$306,726	$262,810

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	December 24,	December 25,	December 24,	December 25,
	2005	2004	2005	2004
Net sales	$48,253	$44,036	$151,536	$154,485
Cost of sales	21,686	26,834	70,804	82,682

Gross Margin	26,567	17,202	80,732	71,803

Operating expenses:
Research and development	10,442	18,899	34,723	62,237
Selling, general and administrative	10,740	9,611	40,806	35,267
Restructuring and other, net	—	3,107	2,311	8,978
Litigation settlement, net	—	—	(24,758)	—
Patent agreement, net	—	(593)	—	(593)

Total operating expenses	21,182	31,024	53,082	105,889

Income (loss) from operations	5,385	(13,822)	27,650	(34,086)
Realized gain on marketable securities	—	—	388	669
Interest income, net	2,131	946	4,951	2,246
Other income (expense), net	53	272	(75)	201

Income (loss) before income taxes	7,569	(12,604)	32,914	(30,970)
Benefit for income taxes	(5,261)	(15,134)	(5,794)	(15,044)

Net income (loss)	$12,830	$2,530	$38,708	$(15,926)

Basic income (loss) per share:	$0.15	$0.03	$0.45	$(0.19)

Diluted income (loss) per share:	$0.15	$0.03	$0.44	$(0.19)

Basic weighted average common shares outstanding:	86,399	84,773	85,811	84,621
Diluted weighted average common shares outstanding:	88,101	86,159	87,436	84,621
The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(in thousands; unaudited)

	Nine Months Ended
	December 24,	December 25,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$38,708	$(15,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,642	18,384
Gain on marketable securities	(388)	(669)
Non-cash portion of real estate buyout	—	(457)
Real Estate buyout	—	(4,343)
Income tax release	(5,271)	(15,247)
Impairment of assets	—	5,098
Gain on video product line asset sale	(827)	—
Other non-cash charges (benefits)	(735)	(212)
Net change in operating assets and liabilities	11,095	(4,756)

Net cash provided by (used in) operating activities	49,224	(18,128)

Cash flows from investing activities:
Additions to property, equipment and software	(1,162)	(3,409)
Investments in technology	(500)	(3,072)
Purchase of marketable securities	(146,209)	(85,118)
Proceeds from sale and maturity of marketable securities	126,982	41,671
Decrease in restricted investments	2,143	375
Decrease in deposits and other assets	6	135

Net cash used in investing activities	(18,740)	(49,418)

Cash flows from financing activities:
Issuance of common stock, net of issuance costs	5,228	3,085

Net cash provided by financing activities	5,228	3,085

Net increase (decrease) in cash and cash equivalents	35,712	(64,461)

Cash and cash equivalents at beginning of period	79,235	157,893

Cash and cash equivalents at end of period	$114,947	$93,432

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Investment in Magnum Semiconductor	$7,947	$—
The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. (“we,” “us,” “our,” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited consolidated condensed financial statements do not include complete footnotes and financial presentations. As a result, these financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended March 26, 2005, included in our 2005 Annual Report on Form 10-K. In our opinion, the financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows, for those periods presented. The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year. We maintain a Web site at www.cirrus.com, which makes available free of charge, our recent annual report and other filings with the SEC.
     Certain income statement reclassifications have been made to the fiscal year 2005 quarterly financial statements to conform to the fiscal year 2006 presentation. We now report the amortization of acquired intangibles as a component of our research and development expenses. These reclassifications had no effect on the results of operations or stockholders’ equity.
2. Recently Issued Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123R (“SFAS No. 123R”) “Share-Based Payment,” which supersedes Accounting Principle Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees;” SFAS No. 123, “Accounting for Stock Based Compensation;” and related implementation guidance. Under this pronouncement, stock based compensation to employees is required to be recognized as a charge to the statement of operations measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the volatility of the company’s stock and the risk free interest rate. Our current policy is to record share based compensation using the intrinsic value method in accordance with APB No. 25; however, we do disclose the affect of share based compensation expense under the fair value method as currently required by SFAS No. 123. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods and the impact this pronouncement will have on us. The pronouncement is effective for fiscal years beginning after June 15, 2005; accordingly, we will adopt this pronouncement in our 2007 fiscal year, which begins March 26, 2006.
     On March 29, 2005, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the interaction between SFAS No. 123R, and certain SEC rules and regulations. SAB No. 107 provides guidance that may simplify some of SFAS No. 123R’s implementation challenges and enhance the information that investors receive.

3. Accounts Receivable
     The following are the components of accounts receivable (in thousands):

	December 24,	March 26,
	2005	2005
	(unaudited)
Gross accounts receivable	$21,950	$19,114
Allowance for doubtful accounts	(508)	(521)

	$21,442	$18,593

4. Inventories
     Inventories are comprised of the following (in thousands):

	December 24,	March 26,
	2005	2005
	(unaudited)
Work in process	$9,847	$20,142
Finished goods	7,202	6,507

	$17,049	$26,649

5. Investment in Magnum Semiconductor
     On June 30, 2005, we completed the sale of assets from our digital video product line to Magnum Semiconductor, Inc. By selling the video product line assets, we are able to focus on our core analog, mixed-signal and embedded IC product lines for audio and industrial markets. As consideration for the sale of these assets, we received a minority equity ownership position in Magnum Semiconductor with a fair value of approximately $7.9 million and we are accounting for our investment under the cost method. The assets sold were primarily comprised of $1.0 million in current assets, $0.8 in property and equipment and $5.1 million in long-term assets, offset by $0.3 million in assumed current liabilities.
     We recognized a net gain on the sale of assets to Magnum Semiconductor during the second fiscal quarter of approximately $0.8 million, which was recorded as a component of “restructuring and other, net.” Included in the net gain was a contingent payment to the employees of Magnum Semiconductor of $0.5 million related to the closing conditions of the agreement. Also, during the second quarter of fiscal year 2006, after the completion of the video product line asset sale to Magnum Semiconductor, we sold the remaining video product inventory to Magnum Semiconductor for $1.9 million, which was approximately 5 percent above our cost. As of December 24, 2005, Magnum Semiconductor has paid for all of the shipped inventory. We also have recorded, as of December 24, 2005, a receivable of $1.0 million from Magnum Semiconductor in “Other current assets” and a payable to Magnum Semiconductor of $0.4 million in “Other current liabilities.” Both the receivable and payable are associated with a Services Agreement entered into by the entities at the time of the sale.

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
     The following table is a summary of available-for-sale securities as of December 24, 2005 (in thousands, unaudited):

		Gross	Gross	Estimated Fair
	Amortized	Unrealized	Unrealized	Value (Net Carrying
	Cost	Gains	Losses	Amount)
Corporate securities – U.S.	$46,024	$4	$(131)	$45,897
Corporate securities – non - U.S.	1,667	—	(1)	1,666
U.S. Government securities	67,619	8	(153)	67,474
Commercial Paper	2,983	—	—	2,983

Total debt securities	$118,293	$12	$(285)	$118,020

     The following table is a summary of available-for-sale securities as of March 26, 2005 (in thousands):

				Estimated Fair
	Amortized	Unrealized	Unrealized	Value (Net Carrying
	Cost	Gains	Losses	Amount)
Corporate securities – U.S.	$53,873	$—	$(257)	$53,616
Corporate securities – non - U.S.	—	—	—	—
U.S. Government securities	34,204	—	(85)	34,119
Agency discount notes	8,152	—	(41)	8,111
Commercial paper	4,632	—	—	4,632

	$100,861	$—	$(383)	$100,478

     The cost and estimated fair value of available-for-sale investments by contractual maturity were as follows:

	December 24, 2005		March 26, 2005
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$113,341	$113,085	$99,830	$99,457
After 1 year through 2 years	4,952	4,935	1,031	1,021
After 2 years	—	—	—	—

Total debt securities	$118,293	$118,020	$100,861	$100,478

     During the first quarter of fiscal years 2006 and 2005, we realized gains of $0.4 million and $0.7 million, respectively, related to the sale of our investment in Silicon Laboratories, Inc., which resulted from their acquisition of Cygnal Integrated Products, Inc. in which we had an investment. We received $0.4 million and $1.2 million, net of commissions for the sale of securities in the first quarter of fiscal years 2006 and 2005, respectively.

7. Intangibles, net
     The following information details the gross carrying amount and accumulated amortization of our intangible assets (in thousands):

	As of December 24, 2005		As of March 26, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Core Technology	$1,390	$(721)	$8,290	$(6,521)
License Agreements	440	(228)	1,940	(1,504)
Existing Technology	2,730	(2,549)	43,430	(38,723)
Trademarks	320	(320)	320	(313)
Technology Licenses	11,824	(9,445)	12,615	(8,748)

	$16,704	$(13,263)	$66,595	$(55,809)

     Amortization expense for all intangibles in the third quarter of fiscal years 2006 and 2005 was $0.6 million and $4.2 million, respectively. Amortization expense for all intangibles in the first nine months of fiscal years 2006 and 2005 was $2.8 million and $13.0 million, respectively. The decrease in the gross carrying amount of $49.9 million and accumulated amortization of $44.5 million resulted primarily from the sale of certain assets to Magnum Semiconductor. For further detail, see Note 5, “Investment in Magnum Semiconductor.”
     The following table details the estimated aggregate amortization expense for all of our owned intangibles as of December 24, 2005 for the remainder of fiscal year 2006 and for each of the five succeeding fiscal years (in thousands):

For the remainder of the year ended March 25, 2006	$656
For the year ended March 31, 2007	1,261
For the year ended March 29, 2008	971
For the year ended March 28, 2009	287
For the year ended March 27, 2010	248
For the year ended March 26, 2011	18
8. Income Taxes
     We realized a net income tax benefit of $5.3 million for the third quarter of fiscal year 2006 and $5.8 million for the first nine months of fiscal year 2006. The benefit for both periods results primarily from the expiration of the statute of limitations for years in which certain foreign income tax exposures for transfer pricing issues had existed. Our tax expense for the first nine months of fiscal year 2006 was less than the Federal statutory rate, as we were able to utilize a portion of our deferred tax asset on which there had been placed a full valuation allowance. We realized a net income tax benefit of $15.1 million during the third quarter and first nine months of fiscal year 2005. This net benefit was comprised of an income tax benefit of $15.2 million resulting from the December 2004 expiration of the statute of limitations for the years in which certain U.S. federal tax exposures had existed. The income tax benefit was partially offset by $0.1 million of income tax expense consisting primarily of foreign income taxes.
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
9. Restructuring and Other, Net
     During the first nine months of fiscal year 2006, we recorded a restructuring charge of $3.1 million in operating expenses for severance and facility related items associated with workforce reductions related to the sale of the video product line assets. This action affected approximately 10 individuals worldwide and resulted in a charge of approximately $0.5 million. In connection with the video product line asset sale, we ceased using certain leased office space in our Fremont, California location. Accordingly, we recorded a restructuring charge of $2.7 million related to the exit from this facility. Partially offsetting the restructuring charge was $0.8 million related to the gain on the video product line asset sale. For further detail, see Note 5, “Investment in Magnum Semiconductor.”
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
     As of December 24, 2005, we had a remaining accrual from all of our past restructurings of $7.0 million, primarily related to net lease expenses that will be paid over their respective lease terms through fiscal year 2013, along with other anticipated lease termination costs. We have classified $4.5 million of this restructuring accrual as long term.

     The following table details the changes in all of our restructuring accruals during the first nine months ended December 24, 2005:

	March 26,			December 24,
Description	2005	Charges to P&L	Cash Payments	2005

Severance — fiscal year 2006	$—	$462	$(404)	$58
Severance — fiscal year 2005	323	—	(323)	—
Facilities abandonment — fiscal year 2006	—	2,676	(111)	2,565
Facilities abandonment — fiscal year 2004	4,531	—	(721)	3,810
Facilities abandonment — fiscal year 2003	200	—	—	200
Facilities abandonment — fiscal year 2002	55	—	(55)	—
Facilities abandonment — fiscal year 1999	397	—	—	397

	$5,506	$3,138	$(1,614)	$7,030

10. Deferred Income on Shipments to Distributors
     Sales made to domestic distributors are deferred until the final sale to the end customer has occurred. In general, these distributor agreements allow for certain rights of return, price adjustments, stock rotations, and price protection. In December 2004, we deferred $2.2 million of product shipped by a distributor to their customer which had not met all the criteria for revenue recognition. Consequently, the sales associated with these shipments were deferred until all revenue recognition criteria had been satisfied. For the nine months ended December 24, 2005, we completed the recognition of the deferred revenue as all of the criteria have been met.
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
     Incremental weighted average common shares attributable to the assumed exercise of outstanding options of 1,631,000 shares as of December 25, 2004 were excluded from the computation of diluted net income (loss) per share because the effect would be anti-dilutive due to our loss position during the first nine months of fiscal year 2005. The weighted average outstanding options excluded from our diluted calculation for the third quarter of fiscal years 2006 and 2005 were 5,867,000 and 7,567,000, respectively, as the exercise price exceeded the average market price during the respective periods. The weighted average outstanding options excluded from our diluted calculation for the first nine months of fiscal years 2006 and 2005 were 6,411,000 and 7,365,000, respectively, as the exercise price exceeded the average market price during the respective periods.
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
Facilities Under Operating Lease Agreements
     We lease our facilities under operating lease agreements. Our principal facility, located in Austin, Texas, is 197,000 square feet and houses our headquarters and engineering facility. As originally drafted, the lease agreement for this facility included a potential obligation to enter into another lease agreement for a period of 10 years for an additional 64,000 square feet in a new building to be built on property next to our current facility. This obligation was contingent upon construction beginning on the new facility before November 10, 2004. On September 14, 2004, our landlord provided us notice that it had elected to construct the new building.
     On November 12, 2004, we filed suit against our landlord in the state district court of Travis County, Texas seeking declaratory relief as to our obligations under the current operating lease agreement. Specifically, we sought a declaration that we had no obligation to lease an additional two floors of space because the landlord did not commence construction of the new facility before November 10, 2004.
     On November 30, 2005, we entered into a Settlement Agreement and Release with our landlord for the purpose of settling all claims associated with the suit. The settlement provided mutual releases associated with any obligations by either party with respect to leasing additional space in a new building. As part of the settlement, we paid our landlord $150,000 and agreed to amend the current lease such that we are bound to maintain a Letter of Credit in the amount of $5.1 million until November 2009, at which point the requirement will decrease to $2.6 million with the Letter of Credit ceasing in May 2010. All claims and counterclaims in the suit were dismissed on December 13, 2005.
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
     On April 28, 2005, before the rescheduled trial date, Cirrus Logic, Fujitsu, Amkor, Sumitomo, and Cirrus Logic’s insurance carriers reached an agreement through an arbitration process to settle and release all pending claims related to the alleged failure of certain semiconductor integrated circuits sold by Cirrus Logic to Fujitsu. These releases included releases between our insurance carriers and us for any claims related to the litigation with Fujitsu. As part of the settlement, Fujitsu received $45 million from Sumitomo, $40 million from Amkor, and $40 million from Cirrus Logic’s insurance carriers. Fujitsu paid us a lump sum in the amount of $25 million. The final settlement documents were completed on June 10, 2005, and payment was received on June 16, 2005. Part of the $25 million received from the settlement represented a recovery of bad debt expense recorded in fiscal year 2002 of approximately $46.8 million. The $25 million received was partially offset by approximately $0.2 million in outside fees associated with this transaction. The net amount was recorded as a separate line item as a component of operating expenses during the first quarter of fiscal year 2006.
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
13. Comprehensive Income
     The components of comprehensive income, net of tax, are as follows (in thousands, unaudited):

	Three Months Ended		Nine Months Ended
	December 24,	December 25,	December 24,	December 25,
	2005	2004	2005	2004
Net income (loss)	$12,830	$2,530	$38,708	$(15,926)
Adjustments to arrive at comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	5	(205)	111	(245)
Realized gain on marketable equity securities	—	—	—	(669)
Change in unrealized loss on foreign currency translation adjustments	—	—	—	1

Comprehensive income (loss)	$12,835	$2,325	$38,819	$(16,839)

14. Stock-Based Compensation
     The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (in thousands, except per share data, unaudited):

	Three Months Ended		Nine Months Ended
	December 24,	December 25,	December 24,	December 25,
	2005	2004	2005	2004
Net income (loss) as reported	$12,830	$2,530	$38,708	$(15,926)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	145	15	452

Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax related effects	(2,353)	(2,663)	(5,940)	(9,145)

Proforma net income (loss)	$10,477	$12	$32,783	$(24,619)

Basic net income (loss) per share as reported	$0.15	$0.03	$0.45	$(0.19)
Proforma basic net income (loss) per share	$0.12	$—	$0.38	$(0.29)
Diluted net income (loss) per share as reported	$0.15	$0.03	$0.44	$(0.19)
Proforma diluted net income (loss) per share	$0.12	$—	$0.38	$(0.29)
     As a result of recent regulatory guidance, including SAB No. 107 and in anticipation of the impending effective date of FASB Statement of Financial Accounting Standards No. 123R, (“SFAS No. 123R”), Share-Based Payment, during the second quarter of fiscal year 2006, we reevaluated the assumptions we use to estimate the value of employee stock options and shares issued under our employee stock purchase plan, beginning with stock options granted and shares issued under our employee stock purchase plan in our second quarter of fiscal year 2006. Our management determined that the use of implied volatility is expected to be more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility.
     For the purpose of the pro forma calculation, the fair value of stock options granted under our stock option plans and the fair value of shares issued under our employee stock purchase plan have been estimated with the following assumptions:

	December 24,	December 25,
	2005	2004
Employee Option Plans:
Expected stock price volatility	40.6%	96.8%
Risk-free interest rate	3.8%	3.9%
Expected term (in years)	2.9	3.8
Employee Stock Purchase Plan:
Expected stock price volatility	40.6%	96.8%
Risk-free interest rate	3.8%	3.9%
Expected term (in years)	0.5	0.5
15.	Segment Information
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
     Our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources. Additionally, our product lines have similar characteristics and customers. They share operations support functions such as sales, public relations, production and logistics, in addition to the general and administrative functions of human resources, legal, finance and information technology. Accordingly, we operate in one operating segment.
     In accordance with SFAS 131, below is a summary of our net sales by product line (in thousands, unaudited):

	Three Months Ended		Nine Months Ended
	December 24,	December 25,	December 24,	December 25,
	2005	2004	2005	2004
Mixed-signal audio products	$25,523	$21,957	$75,222	$75,161
Embedded products	13,899	11,066	40,360	36,494
Industrial products	8,831	7,919	24,673	28,426
Video products	—	3,094	11,281	14,404

	$48,253	$44,036	$151,536	$154,485

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
     During the third quarter of fiscal year 2006, we saw a return to operating profitability from the prior year. Since our sale of the video product line assets, we were able to capitalize on our strengths, namely analog and mixed-signal IC’s. During the third quarter, we were able improve our top-line revenue as well as constrain spending to help improve our bottom-line. In addition, for our year-to-date operating results, two other large factors contributed to our income results; a $25 million payment received during the first fiscal quarter associated with the settlement of the Fujitsu litigation and the expiration of certain international statutes of limitations that prompted a tax benefit of $5.8 million.
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
     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated condensed financial statements:
▪	We maintain allowances for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We regularly evaluate our allowance for doubtful accounts based upon the age of the receivable, our ongoing customer relations, as well as any disputes with the customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which could have a material effect on our operating results and financial position. Additionally, we may maintain an allowance for doubtful accounts for estimated losses on receivables from customers with whom we are involved in litigation.

▪	Inventories are recorded at the lower of cost or market, with cost being determined on a first-in, first-out basis. We write down inventories to net realizable value based on forecasted demand, management judgment and the age of inventory. Actual demand and market conditions may be different from those projected by management, which could have a material effect on our operating results and financial position.

▪	We evaluate the recoverability of long lived assets in accordance with Statement of Financial Accounting Standard No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” We test for impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. An impairment loss is recognized in the event the carrying value of these assets exceeds the fair value of the applicable assets. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, which could have a material effect on our operating results and financial position.

▪	Restructuring charges for workforce reductions and facilities consolidations reflected in the accompanying financial statements were accrued based upon specific plans established by management, in accordance with Emerging Issues Task Force No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” or SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” depending upon the time of the restructuring activity. We use an estimated borrowing rate as the discount rate for all of our restructuring accruals made under SFAS 146. Our facilities consolidation accruals were based upon our estimates as to the length of time a facility would be vacant, as well as the amount of sublease income we might receive once we sublet the facility, after considering current and projected market conditions. Changes in these estimates could result in an adjustment to our restructuring accruals in a future quarter, which could have a material effect on our operating results and financial position.

▪	Our income taxes payable balance is comprised primarily of tax contingencies that are recorded to address exposures involving tax positions we have taken in various foreign jurisdictions. These exposures result from the varying application of statutes, rules, regulations and interpretations. Our tax contingencies are established based on experiences and judgments about audit exposures in the taxing jurisdictions in which we operate. Our tax contingencies relate primarily to transfer pricing positions we have taken in a variety of countries. The ultimate resolution of these matters may be materially greater or less than the amount that we have accrued.

▪	We are subject to the possibility of loss contingencies for various legal matters. We regularly evaluate current information available to us to determine whether any accruals should be made based on the status of the case, the results of the discovery process and other factors. If we ultimately determine that an accrual should be made for a legal matter, this accrual could have a material effect on our operating results and financial position and the ultimate outcome may be materially different than our estimate.

Results of Operations
     The following table summarizes the results of our operations for the third quarter and first nine months of fiscal years 2006 and 2005 as a percentage of net sales. All percentage amounts were calculated using the underlying data in thousands, unaudited:

	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	December 24,	December 25,	December 24,	December 25,
	2005	2004	2005	2004
Mixed-signal audio products	53%	50%	50%	49%
Embedded products	29%	25%	27%	24%
Industrial products	18%	18%	16%	18%
Video products	0%	7%	7%	9%

Net sales	100%	100%	100%	100%
Cost of sales	45%	61%	47%	53%
Gross Margin	55%	39%	53%	47%

Research and development	22%	42%	23%	40%
Selling, general and administrative	22%	22%	27%	23%
Restructuring and other, net	0%	7%	2%	6%
Litigation settlement, net	0%	0%	(17%)	0%
Patent agreement, net	0%	(1%)	0%	0%

Total operating expenses	44%	70%	35%	69%

Income (loss) from operations	11%	(31%)	18%	(22%)

Realized gain on marketable securities	0%	0%	0%	0%
Interest income, net	5%	2%	4%	2%
Other income (expense), net	0%	1%	0%	0%

Income (loss) before income taxes	16%	(28%)	22%	(20%)
Benefit for income taxes	(11%)	(34%)	(4%)	(10%)

Net income (loss)	27%	6%	26%	(10%)

Net Sales
     Net sales for the third quarter of fiscal year 2006 increased $4.3 million to $48.3 million from $44.0 million from the third quarter of fiscal year 2005. Net sales from mixed-signal audio products increased $3.6 million, or 16 percent, due primarily to an increase in demand for our audio analog–to-digital converters as we began volume production for new products introduced in the last few years. Net sales for embedded products increased $2.8 million, or 26 percent, in the third quarter of fiscal year 2006 from the comparable quarter of the prior fiscal year primarily due to higher demand for our communications products. Net sales from our Industrial products were up slightly by $0.9 million, or 12 percent, in the third quarter of fiscal year 2006 due to an increase in demand for our power meter and successive-approximation register (“SAR”) analog-to-digital converters (“ADC”). These increases were offset by the decrease in our video product line of $3.1 million, or 100 percent, as we sold this product line.
     Net sales for the first nine months of fiscal year 2006 decreased $3.0 million, or 2 percent, to $151.5 million from $154.5 million from the first nine months of fiscal year 2005. The largest component of this decrease was the video product line revenue in the prior fiscal year of $3.1 million. The embedded product net sales increased $3.9 million, or 11 percent, during the first nine months of fiscal year 2006 from the comparable period of the prior fiscal year due to higher sales related to our communications products as well as our CobraNet technology. Net sales from mixed-signal audio products remained relatively flat on a year over year comparison while our Industrial products decreased $3.8 million, or 13 percent, in fiscal year 2006 primarily due to a decrease in demand for seismic products.
     We expect our total sales in the fourth quarter of fiscal year 2006 to be between $41 million and $45 million.
     Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 63 percent and 65 percent of net sales during the third quarter of fiscal years 2006 and 2005, respectively. Export sales were 64 percent and 66 percent of total sales in the first nine months of fiscal years 2006 and 2005, respectively. Our sales are denominated primarily in U.S. dollars. As a result, we have not entered into foreign currency forward exchange and option contracts.
     We had no direct customers that accounted for more than 10 percent of our sales during fiscal year 2006 or fiscal year 2005. We had one distributor that represented 26 percent and 24 percent of our sales for the third quarter and first nine months of fiscal year 2006, respectively. The same distributor represented 26 percent and 27 percent of our sales for the third quarter and first nine months of fiscal year 2005, respectively. Sales to our distributors represented 71 percent and 58 percent of third quarter fiscal year 2006 and 2005 net sales, respectively. During the first nine months of fiscal years 2006 and 2005, sales to our distributors represented 65 percent and 62 percent of net sales, respectively.
Gross Margin
     Gross margin was 55.1 percent in the third quarter of fiscal year 2006, up from 39.1 percent in the third quarter of fiscal year 2005. During the third quarter of fiscal year 2006, we realized a net benefit of $0.9 million from the sale of previously written down inventory, which favorably impacted gross margins by 3.3 percent. In contrast, our gross margins in the third quarter of fiscal year 2005 were negatively impacted by a net charge of $5.0 million, or 10.8 percent, relating to the write down of gross inventory to net realizable value, primarily for our video product line inventory.
     Gross margin was 53.3 percent in the first nine months of fiscal year 2006, up from 46.5 percent in the comparable period of fiscal year 2005. A significant driver for the increase in gross margins was the reduction of inventory write downs in fiscal year 2006. During fiscal year 2006, we sold $2.9 million of previously written down inventory whereas in fiscal year 2005 we took a charge of $8.9 million, mainly for our video product line inventory. In addition, changes to the sales volumes for higher margin products coupled with continued cost improvements also contributed to improved gross margins during this time-period.
Research and Development Expense
     Research and development expense for the third quarter of fiscal year 2006 of $10.4 million decreased $8.5 million from $18.9 million in the third quarter of fiscal year 2005. This decrease was primarily due to reduced salaries and benefits costs as our headcount was reduced from the prior year as we sold the video product line assets, coupled with lower outside product development expenses, and reduced amortization of acquired intangibles during the third quarter of fiscal year 2006.
     Research and development expense for the first nine months of fiscal year 2006 of $34.7 million decreased $27.5 million from $62.2 million in the comparable period of fiscal year 2005. This decrease was primarily due to reduced salaries and benefits costs as our headcount was reduced from the prior year as we sold the video product line assets, coupled with lower outside product development expenses, and the absence of $9.6 million in amortization of acquired intangibles, most of which were sold to Magnum Semiconductor.
Selling, General and Administrative Expense
     Selling, general and administrative expense increased by $1.1 million from $9.6 million in the third quarter of fiscal year 2005 to $10.7 million in the third quarter of fiscal year 2006. This increase was primarily due to the net difference between a $2.3 million goods and services tax benefit taken in the third quarter of fiscal year 2005, and the $0.8 million sales and use tax benefit taken in the third quarter of fiscal year 2006, both of which were related to the resolution of tax audits. In addition, during the third quarter of fiscal year 2006, we recorded a charge of $0.2 million for a litigation settlement with our landlord. Excluding the tax benefits and the litigation settlement, selling, general and administrative expenses would have decreased from the third quarter of fiscal year 2005 to fiscal year 2006 due to decreased salary and benefit costs as we sold the video product line assets during the current fiscal year.
     Selling, general and administrative expense in the first nine months of fiscal year 2006 was $40.8 million, an increase of $5.5 million from the $35.3 million recognized in the comparable period of fiscal year 2005. This increase was primarily due to the $4.4 million charge taken to facilities expense for a loss contingency on sub-leases entered into during the fiscal year, as we sub-leased excess space for less than our current rent obligations, coupled with costs associated with the sale of the assets from our video product line. These charges were partially offset by reduced employee related expenses associated with our sale of the video product line assets.
     We expect our combined research and development and selling, general and administrative expenses to be between $20 million and $22 million for our fourth fiscal quarter.
Restructuring and Other, Net
     During the first nine months of fiscal year 2006, we recorded a net restructuring charge of $3.1 million in operating expenses for severance and facility related items associated with our workforce reductions related to the sale of the video product line assets. Partially offsetting this charge was approximately $0.8 million related to a gain that was recognized in the second fiscal quarter for the sale of the video product line assets to Magnum Semiconductor.
     During the third quarter of fiscal year 2005, we recorded total restructuring and other charges of $3.1 million for severance expenses related to a workforce reduction plan initiated in December 2004 and for abandoned software and Computer Aided Design (“CAD”) software tools that will not be used due to our workforce reductions.
     For the first nine months of fiscal year 2005, total restructuring and other costs were $9.0 million. In addition to the amounts recorded during the third quarter of 2005, we recorded $4.6 million worth of restructuring and other charges during the second quarter of fiscal year 2005 for severance activity related to a workforce reduction plan initiated in August 2004 and for an abandonment of Computer Aided Design (“CAD”) software tools that will not be used due to the workforce reductions. This restructuring charge was partially offset by a $0.5 million favorable outcome related to a long-term lease buyout. Additionally, during the first quarter of fiscal year 2005, we recorded restructuring charges of $1.6 million for facility consolidations, and an impairment charge of $0.1 million related to property and equipment associated with our Pune, India facility closure.
Litigation Settlement
     During the second fiscal quarter of fiscal year 2006, we settled our outstanding litigation with Fujitsu and received a net $24.8 million from this settlement.
Patent Agreement and Settlements, Net
     During the third quarter and first nine months of fiscal year 2005, we released $0.6 million in accrued legal fees originally accrued during the second quarter fiscal year 2004, in connection with the sale of certain patents.

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
Interest Income
     Interest income was $2.1 million and $0.9 million for the third quarter of fiscal years 2006 and 2005, respectively. Interest income was $5.0 million and $2.2 million for the first nine months of fiscal years 2006 and 2005, respectively. The increases of $1.2 million and $2.8 million, respectively, were primarily due to increased cash and cash equivalent balances on which interest was earned, coupled with higher interest rates.
Income Taxes
     We realized a net income tax benefit of $5.3 million for the third quarter of fiscal year 2006 and $5.8 million for the first nine months of fiscal year 2006. The benefit for both periods results primarily from the expiration of the statute of limitations for years in which certain foreign income tax exposures for transfer pricing issues had existed.
     Our tax expense for the first nine months of fiscal year 2006 was less than the Federal statutory rate, as we were able to utilize a portion of our deferred tax asset on which there had been placed a full valuation allowance.
     We realized a net income tax benefit of $15.1 million during the third quarter of fiscal year 2005 and for the first nine months of fiscal year 2005. This net benefit for fiscal year 2005 was comprised of an income tax benefit of $15.2 million resulting from the December 2004 expiration of the statute of limitations for the years in which certain U.S. federal tax exposures had existed. The income tax benefit was partially offset by $0.1 million of income tax expense consisting primarily of foreign income taxes.
     In fiscal years 2006 and 2005, our valuation allowance equals our net deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis.
Liquidity and Capital Resources
     We generated approximately $49.2 million of cash and cash equivalents from our operating activities during the first nine months of fiscal year 2006, primarily due to a $25 million settlement of our Fujitsu litigation coupled with a large decrease in our inventory of $8.6 million and an increase in our accounts payable and other accrued liabilities of $8.2 million. In the comparable period of fiscal year 2005, we used approximately $18.1 million of cash and cash equivalents in our operating activities primarily due to the increase in our inventory and accounts receivable. Further, during the second quarter of fiscal year 2005, we completed a $4.3 million buyout of a multi-year lease for one of our domestic facilities.
     During the first nine months of fiscal year 2006, we used approximately $18.7 million in cash from investing activities, primarily related to the purchase of certain available-for-sale securities of $146.2 million. These purchases were partially offset by the sale and maturity of certain available-for-sale securities of $127 million along with purchases of property and equipment and technology licenses totaling $1.6 million. We used approximately $49.4 million of cash from investing activities during the first nine months of fiscal year 2005, primarily related to the purchase of certain available-for-sale securities of $85.1 million and purchases of property and equipment and technology licenses totaling $6.5 million, partially offset by the sale and maturity of certain available-for-sale securities of $41.7 million.

     We generated $5.2 million and $3.1 million in cash from financing activities during the nine months of fiscal year 2006 and fiscal year 2005, respectively, due to the issuance of common stock in connection with option exercises and our employee stock purchase plan.
     As of December 24, 2005, we have restricted investments of $5.8 million, which primarily secures certain obligations under our lease agreement for the headquarters and engineering facility in Austin, Texas. As part of our litigation settlement during the third quarter of fiscal year 2006, we agreed to maintain our current restricted investment until November 2009, at which time the required level of the restricted investment decreases to $2.6 million with the Letter of Credit ceasing in May 2010.
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
Recently Issued Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment,” which supersedes Accounting Principle Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees;” SFAS No. 123, “Accounting for Stock Based Compensation;” and related implementation guidance. Under this pronouncement, stock based compensation to employees is required to be recognized as a charge to the statement of operations measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the volatility of the company’s stock and the risk free interest rate. Our current policy is not to expense share based compensation using the intrinsic value method in accordance with APB No. 25; however, we do disclose the affect of share based compensation expense under the fair value method as currently required by SFAS No. 123. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The company is currently evaluating these transition methods and the impact this pronouncement will have on us. The pronouncement is effective for fiscal years beginning after June 15, 2005; accordingly, we will adopt this pronouncement beginning in fiscal year 2007, which begins March 26, 2006.
     On March 29, 2005, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the interaction between SFAS No. 123R, and certain SEC rules and regulations. SAB No. 107 provides guidance that may simplify some of SFAS No. 123R’s implementation challenges and enhance the information that investors receive.
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
     Because we sell products in the consumer entertainment market, we are likely to be affected by seasonality in the sales of our products. In particular, a significant portion of consumer electronics products are sold worldwide during the back-to-school and fourth calendar quarter holiday seasons. As a result, we expect stronger sales of ICs into the consumer entertainment market to occur in our second and third fiscal quarters in anticipation of these seasons.

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
     Export sales, principally to Asia, include sales to U.S-based customers with manufacturing plants overseas and accounted for 63 percent and 65 percent of our net sales in the third quarter of fiscal years 2006 and 2005, respectively. We expect export sales to continue to represent a significant portion of product sales. This reliance on international sales subjects us to the risks of conducting business internationally, including political and economic stability and global health conditions, especially in Asia. For example, the financial instability in a given region, such as Asia, may have an adverse impact on the financial position of end users in the region, which could affect future orders and harm our results of operations. Our international sales operations involve a number of other risks, including:
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
Failure to manage our distribution channel relationships could adversely affect our business.
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
     On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123R, as amended, is effective for all stock-based awards granted in fiscal years beginning after June 15, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123.
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
Future transactions may limit our ability to use our net operating loss carryforwards.
          As of March 26, 2005, we had U.S. federal tax net operating loss carryforwards of approximately $450 million. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce our U.S. federal income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its net operating loss carry forwards to reduce its tax liability. Due in part to potential changes in our shareholder base, we may at some point in the future experience an “ownership change” as defined in Section 382 of the Code. Accordingly, our use of the net operating loss carryforwards and credit carryforwards may be limited by the annual limitations described in Sections 382 and 383 of the Code.

The sale of our video product line assets subjects us to additional risks and uncertainties that could adversely affect our business.
     On May 24, 2005, we signed a definitive agreement to sell the assets associated with our digital video product line to Magnum Semiconductor Inc., a privately held company formed by an investment group led by Investcorp Technology Ventures II, L.P. On June 30, 2005, we consummated the transaction.
     Divestiture transactions, such as this one, may entail risks and uncertainties in addition to those which may result from the divestiture-related changes in our business operations, including, but not limited to, extraordinary transaction costs, unknown indemnification liabilities and unforeseen administrative complications, any of which could result in reduced revenues, increased charges or post-transaction administrative costs, or could otherwise have a material adverse effect on our business, financial condition or results of operations
We may face increased risks and uncertainties related to our non-marketable equity securities.
     On occasion, we may invest in non-marketable equity securities of private companies. As of December 24, 2005, the carrying value of our investments in non-marketable equity securities totaled $7.9 million.
     Investments in non-marketable equity securities are inherently risky, and some of these companies are likely to fail. Their success (or lack thereof) is dependent on product development, market acceptance, operational efficiency and other key business success factors. In addition, depending on their future prospects, they may not be able to raise additional funds when needed or they may receive lower valuations, with less favorable investment terms than in previous financings, and the investments would likely become impaired.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure control and procedures
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the CEO and the Chief Financial Officer (“CFO”) concluded that, as of December 24, 2005, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our controls and procedures are effective in timely alerting them to material information required to be included in this report.
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
Facilities Under Operating Lease Agreements
     We lease our facilities under operating lease agreements. Our principal facility, located in Austin, Texas, is 197,000 square feet and houses our headquarters and engineering facility. As originally drafted, the lease agreement for this facility included a potential obligation to enter into another lease agreement for a period of 10 years for an additional 64,000 square feet in a new building to be built on property next to our current facility. This obligation was contingent upon construction beginning on the new facility before November 10, 2004. On September 14, 2004, our landlord provided us notice that it had elected to construct the new building.
     On November 12, 2004, we filed suit against our landlord in the state district court of Travis County, Texas seeking declaratory relief as to our obligations under the current operating lease agreement. Specifically, we sought a declaration that we had no obligation to lease an additional two floors of space because the landlord did not commence construction of the new facility before November 10, 2004.
     On November 30, 2005, we entered into a Settlement Agreement and Release with our landlord for the purpose of settling all claims associated with the suit. The settlement provided mutual releases associated with any obligations by either party with respect to leasing additional space in a new building. As part of the settlement, we paid our landlord $150,000 and agreed to amend the current lease such that we are bound to maintain a Letter of Credit in the amount of $5.1 million until November 2009, at which point the requirement decreases to $2.6 million with the Letter of Credit ceasing in May 2010. All claims and counterclaims in the suit were dismissed on December 13, 2005.
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
     On April 28, 2005, before the rescheduled trial date, Cirrus Logic, Fujitsu, Amkor, Sumitomo, and Cirrus Logic’s insurance carriers reached an agreement through an arbitration process to settle and release all pending claims related to the alleged failure of certain semiconductor integrated circuits sold by Cirrus Logic to Fujitsu. These releases included releases between our insurance carriers and us for any claims related to the litigation with Fujitsu. As part of the settlement, Fujitsu received $45 million from Sumitomo, $40 million from Amkor, and $40 million from Cirrus Logic’s insurance carriers. Fujitsu paid us a lump sum in the amount of $25 million. The final settlement documents were completed on June 10,

2005, and payment was received on June 16, 2005. Part of the $25 million received from the settlement represented a recovery of bad debt expense recorded in fiscal year 2002 of approximately $46.8 million. The $25 million received was partially offset by approximately $0.2 million in outside fees associated with this transaction. The net amount was recorded as a separate line item as a component of operating expenses during the first quarter of fiscal year 2006.
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
ITEM 6. EXHIBITS
(a) Exhibits.

3.1	Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (1)

3.2	Agreement and Plan of Merger, filed with the Delaware Secretary of State on February 17, 1999. (1)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock, filed with the Delaware Secretary of State on March 30, 1999. (1)

3.4	Amended and Restated Bylaws of Registrant. (9)

3.5	Certificate of Elimination dated May 26, 2005 (8)

10.1 +	Amended 1987 Stock Option Plan. (3)

10.2 +	1989 Employee Stock Purchase Plan, as amended on September 21, 2005. (10)

10.3 +	1990 Directors’ Stock Option Plan, as amended. (4)

10.4 +	1996 Stock Plan, as amended. (4)

10.5 +	2002 Stock Option Plan, as amended. (2)

10.6	Form of Indemnification Agreement. (1)

10.7+	Employment Agreement by and between Registrant and David D. French dated February 7, 2002. (5)

10.8+	Executive Incentive Plan. (5)

10.9	Lease between TPLP Office and Registrant, dated April 1, 2000 for 54,385 square feet located at 4210 S. Industrial Drive Austin, Texas. (1)

10.10	Lease between ProLogis Trust and Registrant, dated March 31, 1995 for 176,000 square feet located at 4129 Commercial Center Drive and 4209 S. Industrial Austin, Texas, as amended through December 20, 1996. (1)

10.11	Lease between American Industrial Properties and Registrant, dated September 15, 1999 for 18,056 square feet located at 4120 Commercial Drive Austin, Texas. (1)

10.12	Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant, dated November 10, 2000 for 197,000 square feet located at 2901 Via Fortuna, Austin, Texas. (1)

10.13	Amendment No. 1 to Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant dated November 10, 2001. (5)

10.14	Amendment No. 2 to Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant dated November 10, 2000. (2)

10.15+	Employment Agreement by and between Registrant and John T. Kurtzweil dated March 15, 2004. (6)

10.16	Amended and Restated Rights Agreement, dated as of February 17, 1999 between Cirrus Logic, Inc. and BankBoston, N.A. (7)

10.17	First Amendment to Amended and Restated Rights Agreement dated as of May 25, 2005, between Cirrus Logic, Inc. and BankBoston, N.A. (8)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. (8)

24.1	Power of Attorney (see signature page). (8)

31.1 *	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensatory plan or arrangement.

*	Filed with this Form 10-Q.
(1)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 22, 2001.

(2)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 29, 2003, filed with the Commission on June 13, 2003.

(3)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 30, 1996, filed with the Commission on June 28, 1996.

(4)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed with the Commission on August 8, 2001 (Registration No. 333-67322).

(5)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 30, 2002, filed with the Commission on June 19, 2002.

(6)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 27, 2004, filed with the Commission on June 9, 2004.

(7)	Incorporated by reference from Registrant’s Registration Statement of Amendment No. 1 to Form 8-A filed on March 3, 1999.

(8)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 26, 2005, filed with the Commission on May 27, 2005.

(9)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the Commission on September 21, 2005.

(10)	Incorporated by reference from Registrant’s Report on Form 10-Q filed with the Commission on October 25, 2005.
SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRRUS LOGIC, INC.
By:	/s/ John T. Kurtzweil
John T. Kurtzweil
Chief Financial Officer
Date: January 25, 2006