Form 10-K
period 2006-03-25
CIRRUS LOGIC INC
filed 2006-05-25
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended March 25, 2006
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
Common Stock, $0.001 Par Value
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act.     YES ☑          NO ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES ☐          NO ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.     YES ☑          NO ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES ☐          NO ☑
      The aggregate market value of the registrant’s voting and non-voting stock held by non-affiliates was approximately $410 million based upon the closing price reported on the NASDAQ National Market as of September 24, 2005.
      As of May 19, 2006, the number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 87,454,555.
DOCUMENTS INCORPORATED BY REFERENCE
      Certain information contained in the registrant’s proxy statement for its annual meeting of stockholders to be held July 28, 2006 is incorporated by reference in Part III of this Annual Report on Form 10-K.

CIRRUS LOGIC, INC.
FORM 10-K
For The Fiscal Year Ended March 25, 2006

PART I

ITEM 1.	Business
      Cirrus Logic, Inc. (“Cirrus Logic,” “Cirrus,” “We,” “Us,” “Our,” or the “Company”) develops high-precision, analog and mixed-signal integrated circuits (“ICs”) for a broad range of consumer and industrial markets. Building on our diverse analog mixed-signal patent portfolio, Cirrus Logic delivers highly optimized products for consumer and commercial audio, automotive entertainment and industrial applications. We develop and market ICs and embedded software used by original equipment manufacturers. We also provide complete system reference designs based on our technology that enable our customers to bring products to market in a timely and cost-effective manner.
      We were founded in 1984 and were reincorporated in the State of Delaware in February 1999. Our headquarters are in Austin, Texas with design centers in Boulder, Colorado and Beijing, China and sales locations throughout the United States. We also serve customers from international offices in Europe and Asia, including the People’s Republic of China, Hong Kong, Korea, Japan, Singapore and Taiwan. Our common stock, which has been publicly traded since 1989, is listed on the NASDAQ National Market under the symbol CRUS.
      We maintain a Web site with the address www.cirrus.com. We are not including the information contained on our Web site as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our Web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”). To receive a free copy of this Form 10-K, please forward your written request to Cirrus Logic, Inc., Attn: Investor Relations, 2901 Via Fortuna, Austin, Texas 78746, or via email at InvestorRelations@cirrus.com.
Background of the Semiconductor Industry
      In general, the semiconductor industry produces three types of products: analog, digital and mixed-signal. Analog semiconductors process a continuous range of values that can regulate functions such as temperature, speed, sound, video images and electrical current. Digital semiconductors process discrete values, for example, two values, such as 0s and 1s, used by computers. Mixed-signal semiconductors combine analog and digital functions in a single product.
      In the consumer electronics industry, audio soundtracks and video images were transmitted, edited and stored almost exclusively using analog formats. Given advances in technology, audio and video now can be stored in digital format. This format allows for the manipulation of audio and video signals through digital signal processors (“DSPs”). With digital signal processors, digital audio and digital video signals can be compressed, improving storage and efficiencies in transmissions and they can be transmitted and reproduced without degradation in the sound or images. The digital format also allows for greater security from unauthorized copying, better editing capabilities and random access to data.
      In addition, increasing advances in semiconductor technology are resulting in the convergence of consumer electronics products, which means cost savings and added convenience and functionality for consumers. For example, compact disc (“CD”) players were introduced to play audio content in the CD format only. Later, digital video disc (“DVD”) players were introduced, combining audio with video. These consumer electronics products now support additional audio and video formats, such as MP3 audio and MPEG-4 video. As these digital home entertainment systems have converged and have become increasingly complex, a need has arisen among makers of these systems for sophisticated IC chips that have many features and are cost-effective.
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

Markets and Products
      We are focused on becoming a leader in high-precision analog and mixed-signal ICs for a broad range of consumer and industrial markets. During fiscal year 2006, Cirrus Logic sold its digital video product line assets to Magnum Semiconductor, a privately held company formed by an investment group led by Investcorp and August Capital. By selling these assets, Cirrus Logic re-aligned its business focus around its core analog, mixed-signal and embedded integrated circuit product lines for audio and industrial markets. Our primary product lines include:
Mixed-Signal Audio Products: High-precision analog and mixed-signal products for consumer, professional, and automotive entertainment markets.
Industrial Products: High-precision analog and mixed-signal components for industrial and medical measurement applications.
Embedded Products: High-precision processors and software for consumer audio, professional audio and industrial applications.
      We offer more than 600 products to over 2,500 customers worldwide through both direct and indirect sales channels. Our major customers are among the world’s leading electronics manufacturers. We target both large existing and emerging growth consumer electronic markets that derive value from our expertise in advanced analog and mixed-signal design processing, systems-level integrated circuit engineering and embedded software development. We derive our revenue both domestically and from a variety of locations across the globe, including the People’s Republic of China, Hong Kong, Taiwan, Korea, Japan, the European Union, and the United Kingdom.
      The following table summarizes sales to customers that represent more than 10 percent of our consolidated net sales:

	March 25,	March 26,	March 27,
	2006	2005	2004

Avnet, Inc. (formerly Memec Holdings Group)	25%	27%	20%
MIXED-SIGNAL AUDIO PRODUCTS
      We are a recognized leader in analog and mixed-signal audio converter technologies that enable today’s new consumer, professional and automotive entertainment products. Our products include analog-to-digital converters (“ADCs”), digital-to-analog converters (“DACs”), chips that integrate ADCs and DACs into a single IC, otherwise known as coder-decoders (“CODECs”), digital interface ICs, and volume and digital amplifiers controllers. Our broad portfolio of approximately 275 active proprietary products includes the following products, which have been added in the past fiscal year:

•	the CS42L51 low-power stereo audio CODEC for portable consumer applications;

•	the CS52L21 low-power stereo ADC for portable consumer applications;

•	the CS4361 entry-level six channel audio DAC for consumer and automotive audio applications;

•	the CS4270 stereo audio CODEC for entry and mid-tier consumer and automotive audio applications;

•	the CS4364/84 six- and eight-channel DACs for consumer and automotive audio applications;

•	the CS5364/66/68 multi channel ADC for professional audio applications;

•	the CS5343/44 stereo ADC for consumer and automotive audio applications; and

•	the CS3308/18 analog volume control for professional and high-end consumer audio applications.

      Our products are used in a wide array of consumer applications, including audio/video receivers (“AVRs”), DVD players and recorders, complete home theater systems, set-top boxes, MP3 players, gaming devices, sound cards and digital televisions. Applications for products within professional markets include digital mixing consoles, multi-track digital recorders and effects processors. Applications for products within automotive markets include amplifiers, satellite radio systems and multi-speaker car-audio systems.
      Our analog and mixed-signal audio converters support a customer base featuring such leading companies as Apple, BBK, Bose, Creative, Harman Kardon, iRiver, Korg, LG Electronics, Marantz, Panasonic, Philips, Sony, Samsung and Scientific-Atlanta. Key competitors to Cirrus Logic in this product line include Wolfson Microelectronics, AKM, Texas Instruments/ Burr Brown, Analog Devices and Maxim.
INDUSTRIAL PRODUCTS
      We provide high-precision analog and mixed-signal ICs for industrial measurement applications. We have more than 150 active proprietary products which include ADCs, DACs, successive approximation register (“SAR”) converters and amplifier ICs. Our products are used in a wide array of high-precision, industrial measurement applications including industrial process control, analytical and medical instruments, consumer utility, digital power meters and seismic systems. New additions to our proprietary product portfolio in the past fiscal year include:

•	the CS5373A seismic IC, which integrates a high-precision Delta Sigma modulator and a seismic test DAC into a single IC;

•	the CS5461A and CS5463 power meter ICs for digital power measurement applications for emerging global markets; and

•	the CS5464 and CS5467 power meter ICs targeting market-specific requirements in India and Japan, respectively.
      We have a wide-ranging industrial customer base including Actaris, Elymer, Hydroscience, Input/ Output, Itron Electric Metering, Mettler-Toledo, National Instruments, and Schlumberger. Our key competitors in industrial applications include Analog Devices, Texas Instruments/ Burr Brown, Maxim and Linear Technologies.
EMBEDDED PRODUCTS
      We provide a wide variety of embedded processor technologies for consumer and industrial markets. These embedded processors include audio DSPs primarily targeted at consumer audio applications, ARM7- and ARM9-based embedded processors focused on industrial applications, CobraNettm-enabled controller and audio system processor ICs for commercial and professional audio markets, and Ethernet MACs and T1/ E1 line interface units. We offer advanced ICs combined with innovation in software solutions, providing our customers features that differentiate their products against their competitors. We offer a family of 24- and 32-bit audio DSPs targeted at a wide range of applications such as audio/video receivers, automotive entertainment, set-top boxes, digital televisions and DVD receivers. In addition, we provide our customers standard audio algorithms, as well as proprietary audio enhancement algorithms, such as Intelligent Room Calibration software.
      In the general-purpose processor segment, our ARM family of processors offers a highly integrated 32-bit System-On-A-Chip solution with a wide array of price-performance-integration points for industrial applications. These embedded processors support popular third-party software such as Linux and WinCE Nettm.
      In networked digital audio applications, our proprietary CobraNet controller ICs enable delivery of uncompressed digital audio over Ethernet networks. In doing so, the distributed audio co-exists with standard Ethernet network data traffic. In December 2005, we announced an agreement with Gibson® USA to develop next-generation digital audio networking products beginning in calendar year 2006. Building upon CobraNet technology and Gibson’s MaGIC® technology, the new products will provide high-channel count media transport solutions for professional markets, while enabling secure multiroom distribution of media content in consumer markets.

      New embedded products introduced in the last fiscal year include:

•	DSP Conductor, a unique software tool designed to streamline audio features programming for users of the CS496XXX family of audio systems processors featuring CobraNet technology; and

•	A reference design in collaboration with Genesis Microchip for high-definition audio/video receivers, featuring Cirrus Logic’s CS495XX family of audio DSPs.
      Our embedded product customers include Bose, eTronics, Harman Kardon, Hitachi, Kenwood, Logitech, Marantz, Onkyo, Panasonic, Pioneer, RCA/ Thomson S.A., Sharp and Sony. Our competitors in embedded product solutions include Analog Devices, Texas Instruments/ Burr Brown, Freescale Semiconductor, Samsung, Realtek, ATMEL and IDT.
      With the sale of the digital video product line assets, we have reclassified a product previously reported as part of the digital video products as part of the embedded product line. We retained the rights to sell this specific product as part of the digital video product line divestiture.
Manufacturing
      We contract with third parties for all of our wafer fabrication, assembly, and test services. Our fabless manufacturing strategy allows us to concentrate on our design strengths, minimize fixed costs and capital expenditures, access advanced manufacturing facilities and provide flexibility to source multiple leading-edge technologies through strategic relationships. After wafer fabrication by the foundry, third-party assembly vendors package the wafer die. The finished products are then sent for testing before shipment to our customers. Our supply chain management organization is responsible for the management of all aspects of the manufacturing and testing of our products, including process and package development, test program development, and production testing of products in accordance with our ISO-certified quality management system. We use multiple foundries, assembly and test houses.
Patents, Licenses and Trademarks
      We rely on trade secret, patent, copyright and trademark laws to protect our intellectual property products and technology. We intend to continue this practice in the future to protect our products and technologies. As of March 25, 2006, we held 933 U.S. patents, 148 U.S. patent applications pending and various corresponding international patents and applications. Our U.S. patents expire in years 2006 through 2025.
      We have obtained U.S. federal registrations for the CIRRUS LOGIC®, CIRRUS® and CRYSTAL® trademarks as well as our Cirrus Logic logo trademark. These U.S. registrations may be renewed as long as the marks continue to be used in interstate commerce. We have also filed or obtained foreign registration for these marks in other countries or jurisdictions where we conduct, or anticipate conducting, international business.
      To complement our own research and development efforts, we have also licensed and expect to continue to license, a variety of intellectual property and technologies important to our business from third parties.
Research and Development
      We concentrate our research and development efforts on the design and development of new products for each of our principal markets. We also fund certain advanced-process technology development, as well as other emerging product opportunities. Expenditures for research and development in fiscal years 2006, 2005, and 2004, were $45.1 million, $80.5 million, and $90.6 million, respectively. These amounts include amortization of acquired intangibles of $1.4 million, $13.7 million, and $14.4 million, in fiscal years 2006, 2005, and 2004, respectively. Our future success is highly dependent upon our ability to develop complex new products, to transfer new products to volume production in a timely fashion, to introduce them to the marketplace ahead of the competition and to have them selected for design into products of systems manufacturers. Our future success may also depend on assisting our customers with integration of our components into their new products, including providing support from the concept stage through design, launch and production ramp.
Competition
      Markets for our products are highly competitive and we expect that competition will continue to increase. We compete with other semiconductor suppliers that offer standard semiconductors, application-specific standard product and fully customized ICs, including embedded software, chip and board-level products. A few customers also develop ICs that compete with our products. Our strategy involves providing lower-cost versions of existing products and new, more advanced products for customers’ new designs.
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
      Competition typically occurs at the design stage, where the customer evaluates alternative design approaches that require ICs. Many of our products have not been available from second sources, thus, once our ICs have been designed into a customer’s system, we generally do not face direct competition in selling our products.
      Product life cycles vary greatly by product category. For example, many consumer electronic devices have shorter design-in cycles; therefore, our competitors have increasingly frequent opportunities to achieve design wins in next-generation systems. Conversely, this also provides us more frequent opportunities to displace competitors in products we have previously not been designed in. The industrial and automotive markets typically have longer life cycles, which provide longer revenue streams. In the event that competitors succeed in supplanting our products, our market share may not be sustainable and net sales, gross margins and earnings could be adversely affected.
Sales, Marketing and Technical Support
      Although we sell our products worldwide, we sell our products principally in Asia. Export sales, which include sales to customers with manufacturing plants outside the United States, were 66 percent, 67 percent, and 72 percent in fiscal years 2006, 2005, and 2004, respectively. We maintain a worldwide sales force, which is intended to provide geographically specific selling support to our customers and specialized selling of product lines with unique customer bases.
      Our domestic sales force includes a network of regional direct sales offices located in California, Colorado, Massachusetts, Nevada, Oregon and Texas. International sales offices and staff are located in Hong Kong, Japan, Shanghai and Shenzen in the People’s Republic of China, Singapore, South Korea, Taiwan and the United Kingdom. We supplement our direct sales force with external sales representatives and distributors. Our technical support staff is located in Colorado, Texas, and Beijing in the People’s Republic of China.
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
Employees
      As of March 25, 2006, we had 424 full-time employees, of whom 54 percent were engaged in research and product development activities, 40 percent in sales, marketing, general and administrative activities and 6 percent in manufacturing-related activities. Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and administrative personnel.
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

ITEM 1A.	Risk Factors Affecting Our Business and Prospects
      Our business faces significant risks. The risk factors set forth below may not be the only risks that we face. Additional risks that we are not aware of yet or that currently are not significant may adversely affect our business operations. You should read the following cautionary statements in conjunction with the factors discussed elsewhere in this and other of Cirrus Logic’s filings with the SEC. These cautionary statements are intended to highlight certain factors that may affect the financial condition and results of operations of Cirrus Logic and are not meant to be an exhaustive discussion of risks that apply to companies such as ours.

Our results may be affected by the fluctuation in sales in the consumer entertainment market.
      Because we sell products in the consumer entertainment market, we are likely to be affected by seasonality in the sales of our products. In particular, a significant portion of consumer electronics products are sold worldwide during the third calendar quarter in preparation for the fourth calendar quarter holiday seasons. As a result, we expect stronger sales of ICs into the consumer entertainment market to occur in our second and third fiscal quarters in anticipation of these seasons.
      Further, a decline in consumer confidence and consumer spending relating to economic conditions, terrorist attacks, armed conflicts, oil prices, global health conditions and/or the political stability of countries in which we operate or sell into could have a material adverse effect on our business.

The highly cyclical and volatile nature of our industry may affect our operating results.
      We are subject to business cycles and it is difficult to predict the timing, length or volatility of these cycles. During downturns, customers usually reduce purchases, delay delivery of products, shorten lead times on orders and/or cancel orders. During upturns, our third party suppliers and contract manufacturers may have capacity or supply constraints that result in higher costs, longer lead times, and/or an inability to meet customer demand. These business cycles may create pressure on our sales, gross margins and/or operating results.
      We cannot assure that any future downturn or upturn will not have a material adverse effect on our business and results of operations. We cannot assure that we will not experience substantial period-to-period fluctuations in revenue due to general semiconductor industry conditions or other factors.

Our failure to develop and timely introduce new products that gain market acceptance could harm our operating results.
      Our success depends upon our ability to develop new products for new and existing markets, to introduce these products in a timely and cost-effective manner, and to have these products gain market acceptance. New product introductions involve significant risks. For example, delays in new product introductions or less-than-anticipated market acceptance of our new products are possible and would have an adverse effect on our revenue and earnings. The development of new products is highly complex and, from time-to-time, we have experienced delays in developing and introducing these new products. Successful product development and introduction depend on a number of factors, including:

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
      Although we seek to design products that have the potential to become industry standard products, we cannot assure that market leaders will adopt any products introduced by us, or that any products initially accepted by our customers who are market leaders will become industry standard products. Both revenues and margins may be materially affected if new product introductions are delayed, or if our products are not designed into successive generations of our customers’ products. We cannot assure that we will be able to meet these challenges, or adjust to changing market conditions as quickly and cost-effectively as necessary to compete successfully. Our failure to develop and introduce new products successfully could harm our business and operating results.
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
      Product development in the markets we serve is becoming more focused on the integration of multiple functions on individual devices. There is a general trend towards increasingly complex products. The greater integration of functions and complexity of operations of our products increases the risk that our customers or end users could discover latent defects or subtle faults after volumes of product have been shipped. This could result in:

•	damage to our reputation,

•	a material recall and replacement costs for product warranty and support,

•	payments to our customer related to such recall claims as a result of various industry or business practices, or in order to maintain good customer relationships,

•	an adverse impact to our customer relationships by the occurrence of significant defects,

•	a delay in recognition or loss of revenues, loss of market share, or failure to achieve market acceptance, and

•	a diversion of the attention of our engineering personnel from our product development efforts.

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
      While we believe that we are reasonably insured against these risks and contractually limit our financial exposure, we cannot assure that we will be able to obtain sufficient insurance, in terms of amounts or scope, to provide us with adequate coverage against all potential liability.

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

We may face increased risks and uncertainties related to our non-marketable securities.
      On occasion, we may invest in non-marketable securities of private companies. As of March 25, 2006, the carrying value of our investments in non-marketable securities totaled $7.9 million.
      Investments in non-marketable securities are inherently risky, and some of these companies are likely to fail. Their success (or lack thereof) is dependent on these companies product development, market acceptance, operational efficiency and other key business success factors. In addition, depending on these companies’ future prospects, they may not be able to raise additional funds when needed or they may receive lower valuations, with less favorable investment terms than in previous financings, and our investments in them would likely become impaired.

Shifts in industry-wide capacity and our practice of purchasing our products based on sales forecasts may result in significant fluctuations in our quarterly and annual operating results.
      As a fabless semiconductor developer, we rely on independent foundries and assembly and test houses to manufacture our products. Our reliance on these third parties involves certain risks and uncertainties. For example, shifts in industry-wide capacity from shortages to oversupply, or from oversupply to shortages, may result in significant fluctuations in our quarterly and annual operating results. We may order wafers and build inventory in advance of receiving purchase orders. Because our industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand, order cancellations, or technological obsolescence, there is a risk that we will forecast inaccurately and produce excess inventories of particular products.
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

We may be unable to protect our intellectual property rights.
      Our success depends on our ability to obtain patents and licenses and to preserve our other intellectual property rights covering our products. We seek patent protection for those inventions and technologies for which we believe such protection is suitable and is likely to provide a competitive advantage to us. We also rely substantially on trade secrets, proprietary technology, non-disclosure and other contractual agreements, and technical measures to protect our technology and manufacturing knowledge. We work actively to foster continuing technological innovation to maintain and protect our competitive position. We cannot assure that steps taken by us to protect our intellectual property will be adequate, that our competitors will not independently develop or patent substantially equivalent or superior technologies or be able to design around our patents, or that our intellectual property will not be misappropriated. In addition, the laws of some non-U.S. countries may not protect our intellectual property as well as the laws of the United States.
      Any of these events could materially adversely affect our business, operating results and financial condition. Policing infringement of our technology is difficult, and litigation may be necessary in the future to enforce our intellectual property rights. Any such litigation could be expensive, take significant time and divert management’s attention from other business concerns.

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
      Export sales, principally to Asia, include sales to U.S-based customers with manufacturing plants overseas and accounted for 66 percent, 67 percent, and 72 percent of our net sales in fiscal years 2006, 2005, and 2004, respectively. We expect export sales to continue to represent a significant portion of product sales. This reliance on international sales subjects us to the risks of conducting business internationally, including political and economic stability and global health conditions, especially in Asia. For example, the financial instability in a given region, such as Asia, may have an adverse impact on the financial position of end users in the region, which could affect future orders and harm our results of operations. Our international sales operations involve a number of other risks, including:

•	unexpected changes in government regulatory requirements,

•	changes to countries’ banking and credit requirements,

•	changes in diplomatic and trade relationships,

•	delays resulting from difficulty in obtaining export licenses for technology,

•	tariffs and other barriers and restrictions,

•	competition with non-U.S. companies or other domestic companies entering the non-U.S. markets in which we operate,

•	longer sales and payment cycles,

•	problems in collecting accounts receivable,

•	political instability, and

•	the burdens of complying with a variety of non-U.S. laws.
      In addition, our competitive position may be affected by the exchange rate of the U.S. dollar against other currencies. Consequently, increases in the value of the dollar would increase the price in local currencies of our products in non-U.S. markets and make our products relatively more expensive. Alternatively, decreases in the value of the dollar will increase the relative cost of our and our vendors’ operations that are based overseas. We cannot assure that regulatory, political and other factors will not adversely affect our operations in the future or require us to modify our current business practices.

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
      In addition to export sales constituting a majority of our net sales, we maintain significant international operations, including design, sales and technical support personnel. We are also using contract manufacturers in Asia for foundry, assembly and test operations. International expansion has required and will continue to require significant management attention and resources. There are risks inherent in expanding our presence into non-U.S. regions, including, but not limited to:

•	difficulties in staffing and managing non-U.S. operations,

•	failure of non-U.S. laws to adequately protect our U.S. intellectual property, patent, trademarks, copyrights, know-how and other proprietary rights,

•	global health conditions and potential natural disasters,

•	political and economic instability in international regions,

•	international currency controls and exchange rate fluctuations,

•	additional vulnerability from terrorist groups targeting American interests abroad, and

•	legal uncertainty regarding liability and compliance with non-U.S. laws and regulatory requirements.

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

We will be required to expense share-based payments to our employees and we may have a significant material adverse charge to our financial statements.
      On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123R (“SFAS No. 123(R)”), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes Accounting Principles Bulletin Opinion No. 25 (“APB No. 25”). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R), as amended, is effective for all stock-based awards granted in fiscal years beginning after June 15, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123.
      We may be faced with increased risk due to the volatility of our stock price and our ability to predict the exercise patterns of our stock. In general, we view our volatility as greater than our competitors. As a result, our adoption of this standard may adversely impact our earnings disproportionately from our competitors. Further, we may have difficulty in predicting our operating profitability due to our stock option expense, which could affect future earnings or guidance.
      Our adoption of this accounting standard on March 26, 2006, may result in a material adverse impact on our financial results. We will be required to expense stock options and other share-based payments to employees and directors, which will require us to record a significant charge to earnings. We continue to evaluate our stock-based compensation programs to determine what our alternatives may be to reduce this charge in the future. If we choose not to issue stock options at the levels we have in the past, or our shareholders do not approve the use of certain stock-based compensation programs, we believe we may face difficult challenges in attracting and retaining employees.

Because we depend on subcontractors primarily located in Asia to perform key manufacturing functions for us, we are subject to political and economic risks that could disrupt the assembly, packaging, or testing of our products.
      We depend on third-party subcontractors, primarily in Asia, for the assembly, packaging and testing of our products. International operations and sales may be subject to political and economic risks, including changes in current tax laws, political instability, global health conditions, currency controls, exchange rate fluctuations and changes in import/export regulations, tariff and freight rates, as well as the risks of natural disaster. Although we seek to reduce our dependence on subcontractors, this concentration of subcontractors and manufacturing operations in Asia subjects us to the risks of conducting business internationally, including political and economic conditions in Asia. Disruption or termination of the assembly, packaging or testing of our products could occur and such disruptions could harm our business and operating results.

We may acquire other companies or technologies, which may create additional risks associated with our ability to successfully integrate them into our business.
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
      As of March 25, 2006, we had U.S. federal tax net operating loss (“NOL”) carryforwards of approximately $465.8 million. These NOL carryforwards may be used to offset future taxable income and thereby reduce our U.S. federal income taxes otherwise payable. There is a risk we may not be able to generate taxable income in the future in the amount necessary to fully utilize all of these NOLs. Section 382 of the Internal Revenue Code of 1986 (“the Code”), as amended, imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its NOL carry forwards to reduce its tax liability. Due in part to potential changes in our shareholder base, we may at some point in the future experience an “ownership change” as defined in Section 382 of the Code. Accordingly, our use of the net operating loss carryforwards and credit carryforwards may be limited by the annual limitations described in Sections 382 and 383 of the Code.

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

ITEM 1B.	Unresolved Staff Comments
      None.

ITEM 2.	Properties
      The company does not own any real estate. As of May 1, 2006, our principal leased facilities, located in Austin, Texas, consisted of approximately 214,000 square feet of office space, which have lease terms that extend through 2012, excluding renewal options. This leased space includes our headquarters and engineering facility, which has 197,000 square feet and 17,000 square feet of leased space at our failure analysis facility. We have subleased approximately 70,000 square feet of space at our Austin headquarters and engineering facilities. These subleases extend through 2012.
      We also lease facilities in Fremont, California. These facilities consist of approximately 430,000 square feet of leased office and engineering space, which have leases that expire from fiscal year 2007 to fiscal year 2010, excluding renewal options. During fiscal year 2006, we sold all of our digital video product line assets, which were for the most part located in California, to Magnum Semiconductor, Inc. As a result of our facilities consolidation activities, which began in fiscal year 1999 concurrent with our move of headquarters from California to Texas, and the sale of our digital video product line assets, we no longer occupy any leased space in California. We have subleased approximately 263,000 square feet of our leased office space in California. We continue to actively pursue sublease tenants for these remaining facilities.
      Below is a detailed schedule that identifies our occupied leased property locations as of May 1, 2006 with various lease terms through fiscal year 2013:

Design Centers	Sales Support Offices – USA	Sales Support Offices – International

Boulder, Colorado	Boulder, Colorado	Hong Kong, China
Beijing, China	Burlington, Massachusetts	Shanghai, China
Austin, Texas	Portland, Oregon	Shenzhen, China
Tokyo, Japan
Singapore
Seoul, South Korea
Taipei, Taiwan
Henley on Thames, United Kingdom
      See Notes 6 and 10 in the Notes to our Consolidated Financial Statements contained in “Item 8 – Financial Statements and Supplementary Data” for further detail.

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
      On April 28, 2005, before the rescheduled trial date, Cirrus Logic, Fujitsu, Amkor, Sumitomo, and Cirrus Logic’s insurance carriers reached an agreement through an arbitration process to settle and release all pending claims related to the alleged failure of certain semiconductor ICs sold by Cirrus Logic to Fujitsu. These releases included releases between our insurance carriers and us for any claims related to the litigation with Fujitsu. As part of the settlement, Fujitsu received $45 million from Sumitomo, $40 million from Amkor, and $40 million from Cirrus Logic’s insurance carriers. Fujitsu paid us a lump sum in the amount of $25 million. The final settlement documents were completed on June 10, 2005, and payment was received on June 16, 2005. Part of the $25 million received from the settlement represented a recovery of bad debt expense recorded in fiscal year 2002 of approximately $46.8 million. The $25 million received was partially offset by approximately $0.2 million in outside fees associated with this transaction. The net amount was recorded as a separate line item as a component of operating expenses during the first quarter of fiscal year 2006.

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

      On November 12, 2004, we filed suit against our landlord in the state district court of Travis County, Texas seeking declaratory relief as to our obligations under the current operating lease agreement. Specifically, we sought a declaration that we had no obligation to lease additional space because the landlord did not commence construction of the new facility before November 10, 2004.
      On November 30, 2005, we entered into a Settlement Agreement and Release with our landlord for the purpose of settling all claims associated with the suit. The settlement provided mutual releases associated with any obligations by either party with respect to leasing additional space in a new building. As part of the settlement, we paid our landlord $150,000 and agreed to amend the current lease such that we are now bound to maintain our existing Letter of Credit in the amount of $5.1 million until November 2011, at which point the requirement decreases to $2.6 million with the Letter of Credit ceasing in May 2012. This modifies the original letter of credit in that the new letter of credit does not decline until November 2011. All claims and counterclaims in the suit were dismissed on December 13, 2005.

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

ITEM 4.	Submission of Matters to a Vote of Security Holders
None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our Common Stock is traded on the NASDAQ National Market under the symbol CRUS. The following table shows, for the periods indicated, the high and low sales prices for our Common Stock.

	High	Low

Fiscal year ended March 26, 2005
First quarter	$8.46	$4.50
Second quarter	6.79	4.50
Third quarter	6.37	4.75
Fourth quarter	5.69	4.23

Fiscal year ended March 25, 2006
First quarter	$5.72	$3.70
Second quarter	8.04	4.90
Third quarter	7.76	6.26
Fourth quarter	8.76	6.65
      As of May 19, 2006, there were approximately 1,071 holders of record of our Common Stock.
      We have not paid cash dividends on our Common Stock and currently intend to continue a policy of retaining any earnings for reinvestment in our business. We did not repurchase any of our Common Stock during fiscal year 2006 or fiscal year 2005.

Equity Compensation Plan Information
      The following table provides information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of March 25, 2006, including the Company’s 1987 Stock Option Plan, the 1989 Employee Stock Purchase Plan, the 1990 Directors’ Stock Option Plan, the 1996 Stock Plan, the 2002 Stock Option Plan, the Audio Logic 1992 Plan, the Peak Audio, Inc. 2001 Stock Plan, the LuxSonor Semiconductors, Inc. 1995 Stock Option Plan, the ShareWave, Inc. 1996 Flexible Stock Incentive Plan, the Stream Machine Company 1996 Stock Plan, the Stream Machine 2001 Stock Plan, and the Stream Machine Company non-statutory stock option grants made outside of a plan (in thousands, except per share amounts):

	(A)	(B)	(C)
	Securities to be issued	Weighted-average	Securities remaining available for
	upon exercise of	exercise price of	future issuance under equity
	outstanding options,	outstanding options,	compensation plans (except
	warrants, and rights	warrants, and rights	securities in column (A))
Equity compensation plans approved by security holders(1)	6,915	$11.21	8,020	(2)
Equity compensation plans not approved by security holders(3)	5,045	$5.82	9,961

Total	11,960	$8.93	17,981

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

2.	In addition to shares available for issuance under our 1996 Stock Plan and 2002 Stock Option Plan, the number reported includes (i) 926,056 shares available for issuance under the Company’s 1989 Employee Stock Purchase Plan and (ii) 82,296 shares available for issuance under the Company’s 1990 Directors’ Stock Option Plan, under which only members of the Company’s Board of Directors can receive option grants. Our Board of Directors discontinued all future grants under the option plans we assumed in connection with our past acquisitions, including the Audio Logic 1992 Plan, the Peak Audio, Inc. 2001 Stock Plan, the LuxSonor Semiconductors, Inc. 1995 Stock Option Plan, the ShareWave, Inc. 1996 Flexible Stock Incentive Plan, the Stream Machine Company 1996 Stock Plan, and the Stream Machine 2001 Stock Plan, so shares under these plans have not been included in the total.

3.	In August 2002, the Board of Directors approved the 2002 Stock Option Plan, which permits awards of fair market value stock options to non-executive employees. This plan contains an evergreen provision such that on the first business day of each fiscal year beginning with March 31, 2003, the plan shall be increased by a number equal to 4 percent of the number of shares outstanding as of the last business day of the immediately preceding fiscal year.

      As of March 25, 2006, the Company was awarding options under the following plans: the 1990 Directors’ Stock Option Plan (to members of the Board of Directors), the 1996 Stock Plan, the 2002 Stock Option Plan, and the 1989 Employee Stock Purchase Plan. The 1996 Stock Plan will expire in May 2006.

ITEM 6.	Selected Consolidated Financial Data
(Amounts in thousands, except per share amounts)
      The information contained below should be read along with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 – Financial Statements and Supplementary Data.”

	Fiscal Years

	2006	2005	2004	2003(1)	2002(2)

Net sales	$193,694	$194,900	$196,338	$261,999	$410,976
Income (loss) from continuing operations	54,145	(13,388)	46,503	(197,761)	(204,081)
Basic earnings (loss) per share from continuing operations	$0.63	$(0.16)	$0.55	$(2.37)	$(2.63)
Diluted earnings (loss) per share from continuing operations	$0.62	$(0.16)	$0.54	$(2.37)	$(2.63)

Financial position at year end:
Cash, cash equivalents, restricted investments and marketable securities	$243,468	$179,713	$200,141	$123,351	$155,594
Total assets	319,041	262,810	314,672	257,266	481,630
Working capital	232,333	183,814	170,292	95,786	127,478
Capital lease obligations, excluding current portion	—	—	—	—	51

(1)	Fiscal year 2003 included items such as $136.2 million in goodwill impairment and $4.6 million in lease termination costs that are unusual and infrequent in nature and are not part of the continuing operations of the business.

(2)	Fiscal year 2002 included items such as $73.1 million in allowance for doubtful accounts related to an exited product line, a $69.4 million inventory charge primarily associated with the exit from a product line and $31.1 million in acquired in-process research and development expense that are unusual and infrequent in nature and are not part of the continuing operations of the business.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities the Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. In some cases, forward-looking statements are identified by words such as we “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” and “intend.” Variations of these types of words and similar expressions are intended to identify these forward-looking statements. These forward looking statements include statements about our outlook for fiscal year 2007, including our anticipated gross margins; research and development expenses; selling, general and administrative expenses, and operating profitability. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in “Item 1A – Risk Factors Affecting our Business and Prospects” and elsewhere in this report, as well as in the documents filed by us with the Securities and Exchange Commission, specifically the most recent reports on Form 10-Q and 8-K, each as it may be amended from time to time. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.
      Certain reclassifications have been made to prior periods to conform to the fiscal year 2006 presentation. We now classify amortization of acquired intangibles as part of research and development expense on the face the income statement as well as certain balance sheet item classifications. These reclassifications had no effect on the results of operations or stockholders’ equity.
Overview
      We were incorporated in California in 1984, became a public company in 1989 and were reincorporated in the State of Delaware in February 1999. Through most of our corporate existence, we provided ICs for personal computer applications, including personal computer (“PC”) graphics and storage. Several years ago, we refocused our business efforts away from these areas, which we believed had become commodity-like in terms of pricing and offered diminished opportunities for sustained product differentiation and profitability. We have reinforced our commitment to maintain profitability by taking strategic actions during fiscal year 2005 and the first part of fiscal year 2006 to improve our top and bottom line growth. Some actions we have taken in the past fiscal year include, but are not limited to: (1) improving efficiencies by completing implementation of a product line structure focusing on our product lines including analog mixed-signal products, embedded products, and industrial products, (2) divesting ourselves of our digital video product line assets to focus on our core strengths, and (3) enhancing operations by moving to a completely fabless business model.
      During fiscal year 2006, we completed the outstanding litigation with Fujitsu for a net $24.8 million and enhanced our financial position by obtaining $7 million from a one-time cash receipt associated with an amendment to an existing licensing agreement, in which certain rights to Cirrus Logic were terminated from a prior cross-license agreement. Further, we were able to realize a tax benefit of approximately $7 million due to the expiration of certain statutes related to non-U.S. tax liabilities. We did not pay U.S. income taxes in fiscal year 2006 and we do not expect to incur regular U.S. income taxes in fiscal year 2007, as we have a large net operating loss (“NOL”) carryforward to offset tax liabilities for U.S.-sourced income. We do not expect to see the same level of tax benefits from the expiration of certain non-U.S. statutes of limitations during fiscal year 2007 that we experienced in fiscal year 2006. We may incur taxes in many of the non-U.S. and U.S. state tax jurisdictions in which we operate.
      Over the course of fiscal year 2005, we enhanced our focus on operations and decreased our expenses in research and development and sales, general, and administrative by a total of $19.2 million when compared to the previous year. We recorded an income tax benefit of $20.8 million for fiscal year 2005 on a pre-tax loss of $34.2 million. This benefit was the result of reversals of prior year U.S. Federal and non-U.S. tax liabilities.
      During fiscal year 2004, we settled and received $45 million from the settlement of outstanding commercial litigation with a storage product manufacturer named Western Digital Corp. We received a total of $14.4 million, after expenses, from two patent infringement lawsuits with ATI Technologies and nVidia Corporation involving graphics patents. Finally, we received a net $17 million related to a transaction with Broadcom Corporation for certain U.S. and international patents. Further, we also benefited from the sale of certain marketable securities for $12 million.

      Although we continue to defend our patents and investigate the potential for leveraging our intellectual property portfolio, we do not anticipate the same level of benefits we have received in the past to reoccur in the future. We have directed our efforts to become a leader in digital audio and high-performance analog and mixed-signal ICs for consumer entertainment, professional applications, automotive entertainment and high-precision industrial measurement applications. We offer more than 600 products to over 2,500 end customers worldwide through both direct and indirect sales channels. We target both large existing and emerging growth markets that derive value from our expertise in advanced analog and mixed-signal design processing, systems-level integrated circuit engineering and embedded software. End products incorporating our ICs are marketed by many of the world’s leading electronics companies, including Bose, Creative Technologies, Harman/ Kardon, LG Electronics, Panasonic, Philips, Pioneer, Samsung, Siemens, Sony, Thomson S.A. and Yamaha, among others.
      Our products include analog and mixed-signal products for consumer, professional, automotive, industrial, along with other analog and mixed-signal products; digital home audio processors and digital portable processors; commercial audio processors; automotive audio solutions; and embedded processors. Some common items our audio mixed-signal products may be found in include amplifiers, AVRs, DVD players and recorders, DVD receivers, set-top boxes, digital televisions, MP3 players, game consoles, car audio systems and satellite radios. The balance of our analog and mixed-signal IC components are primarily sold into industrial measurement applications, such as temperature gauges for industrial use, seismic devices for oil field and seismology applications and high-precision weigh scales for commercial and scientific use.
      We maintain sales, design and technical support personnel in the U.S. and other locations near our customers. We have strategically aligned our personnel to provide better support to our base of system solution customers, most of which maintain design and/or manufacturing sites outside of the United States. We intend to continue to evaluate our employee headcount in these locations in order to maintain our high level of commitment and support to our customers.
      We also contract with third parties for all of our wafer fabrication, assembly and testing operations. Our supply chain management organization is responsible for the management of all aspects of the manufacturing and testing of our products, including process and package development, test program development, and production testing of products in accordance with our ISO-certified quality management system. Our fabless manufacturing strategy allows us to concentrate on our design strengths, minimize fixed costs and capital expenditures, access advanced manufacturing facilities, and provide flexibility on sourcing through multiple qualified vendors.

Results of Operations
      The following table summarizes the results of our operations for each of the past three fiscal years as a percentage of net sales. All percentage amounts were calculated using the underlying data in thousands:

	Fiscal Years Ended

	March 25,	March 26,	March 27,
	2006	2005	2004

Net sales	100%	100%	100%
Gross margin	54%	48%	51%
Research and development	23%	41%	46%
Selling, general and administrative	26%	22%	26%
Restructuring costs and other, net	1%	5%	5%
Litigation settlement	(13%)	—%	(23%)
License agreement amendment	(4%)	—%	—%
Patent agreement and settlements, net	—%	—%	(16%)

Income (loss) from operations	21%	(20%)	13%
Realized gain on marketable equity securities	—%	—%	6%
Interest income	4%	2%	1%
Interest expense	—%	—%	—%
Other income (expense), net	—%	—%	—%

Income (loss) before income taxes	25%	(18%)	20%
Benefit for income taxes	(4%)	(11%)	(4%)

Net income (loss)	29%	(7%)	24%

Net Sales

	March 25,	March 26,	March 27,
	2006	2005	2004

Mixed-signal audio products	$95,384	$96,083	$97,871
Embedded products	52,258	46,645	46,389
Industrial products	34,771	34,109	26,193
Video products	11,281	18,063	24,419
Other products	—	—	1,466

Total	$193,694	$194,900	$196,338

      Net sales for fiscal year 2006 decreased $1.2 million, or 0.6 percent, to $193.7 million from $194.9 million in fiscal year 2005. Net sales from our embedded processor products were up $5.6 million in fiscal year 2006 due to increased revenue from a non-recurring United States government project, as well as increased demand for ARM based products and our communications related products. We also saw revenue growth in our industrial product line, of which $0.7 million was due to higher demand for our power meter products. These increases were offset by a decrease of $6.8 million in net sales of our video products, as we sold our digital video related product line during fiscal year 2006. Net sales of our mixed-signal products decreased $0.7 million due to various product mix changes between our digital-to-analog and analog-to-digital converters.
      Net sales for fiscal year 2005 decreased $1.4 million, or 1 percent, to $194.9 million from $196.3 million in fiscal year 2004. Net sales from our industrial products were up $7.9 million in fiscal year 2005 due to increased demand in our seismic business. These increases were partially offset by a decrease of $6.4 million in net sales of our video products in fiscal year 2005 from the prior year. The decrease in our video products was primarily attributable to missed design wins due to software compatibility issues coupled with a decrease in sales into the DVD player market, as manufacturers discontinued producing this highly commoditized product. Net sales from mixed-signal products declined $1.8 million due primarily to a continued decrease in demand for personal computer audio components, a market we have de-emphasized, while embedded product net sales increased $0.3 million during fiscal year 2005. Net sales from our other products declined approximately $1.4 million in fiscal year 2005 from the prior year due to sales related to a discontinued product line in fiscal year 2004.

      Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were approximately $127.6 million in fiscal year 2006, $130.6 million in fiscal year 2005, and $141.4 million in fiscal year 2004. Export sales to customers located in Asia were 52 percent of net sales in both fiscal years 2006 and 2005, and 59 percent of net sales in fiscal year 2004. All other export sales were 14 percent, 15 percent, and 13 percent of net sales in fiscal years 2006, 2005 and 2004, respectively.
      Our sales are denominated primarily in U.S. dollars. During fiscal years 2006, 2005 and 2004, we did not enter into any foreign currency hedging contracts.
      During fiscal year 2006, Avnet, Inc. acquired Memec Holdings Group. In the past, Memec Holdings Group was our largest distributor. Sales to Avnet, Inc. (formerly Memec Holdings Group) represented 25 percent, 27 percent and 20 percent in fiscal years 2006, 2005 and 2004, respectively. No other customers or distributors accounted for 10 percent or more of net sales in fiscal years 2006, 2005 or 2004. The loss of a significant customer or a significant reduction in a customer’s orders could have an adverse affect on our sales.

Gross Margin
      Gross margin was 54 percent in fiscal year 2006, up from 48 percent in fiscal year 2005. In fiscal year 2006, we completed the sale of our digital video product line assets. Product mix changes and changes associated with selling the digital video product line assets resulted in an increase to gross margins of approximately 2.1 percentage points. The sale of product that had been written down in prior fiscal years contributed approximately $4.1 million, or 2.1 percent of gross margin percentage compared with 1.4 percent contribution to margin in fiscal year 2005. In total, excess and obsolete inventory charges decreased by $7.8 million from fiscal year 2005, which increased gross margins by 4.0 percentage points.
      Gross margin was 48 percent in fiscal year 2005, down from 51 percent in fiscal year 2004. In fiscal year 2005, we completed the transition of our test operations to outside third party providers. During this transition, we did not decrease our internal test operations as much as we had anticipated, which resulted in higher internal overhead costs. This increase in internal overhead resulted in a 1.6 percent decrease in our gross margin. Further, the sale of product that had been written down in prior fiscal years contributed approximately $2.6 million, or 1.4 percent of gross margin percentage compared with a 1.7 percent contribution to margin in fiscal year 2004. Overall, inventory charges increased $1.4 million, or 0.7 percent in fiscal year 2005 compared with the prior year, mainly due to write down charges associated with video related products.
      We continue to see increased lead times from our various fabrication, assembly, and test service providers. We also have experienced rising costs associated with the increased cost of certain precious metals from our assembly providers. An increase in procurement lead times, precious metal costs and/or decrease in capacity may cause our costs to increase, which may slow our gross margin growth in fiscal year 2007.

Research and Development Expenses
      Research and development expenses decreased $35.4 million from fiscal year 2005 due in large part to the decrease in expenses associated with the sale of the digital video product line assets in early fiscal year 2006 and our cost savings measures from fiscal year 2005. Research and development expenses, including amortization of acquired intangibles, decreased as a percentage of net sales to 23 percent in fiscal year 2006 from 41 percent in fiscal year 2005. Amortization of acquired intangibles decreased from $13.7 million in fiscal year 2005 to $1.4 million in fiscal year 2006. The company expects to see an increase in research and development expenses in fiscal year 2007 of approximately $2.0 to $3.0 million as a result of the implementation of SFAS No. 123(R), which requires that stock options be expensed based upon their fair value at the time of grant.
      Research and development expenses in fiscal year 2005 decreased $10.1 million from fiscal year 2004 primarily due to fiscal year 2005 cost reductions and the realization of the full-year impact of the fiscal year 2004 cost reductions. Research and development expenses decreased as a percentage of net sales from 46 percent in fiscal year 2004 to 41 percent in fiscal year 2005. Research and development expense for fiscal years 2005 and 2004 now include $13.7 million and $14.4 million, respectively, of amortization of acquired intangible assets.

Selling, General and Administrative Expenses
      Selling, general and administrative expenses increased $7.9 million in fiscal year 2006 compared to fiscal year 2005. This was primarily due to charges associated with $4.4 million in loss contingency accruals on certain properties recently sub-leased to a third party by Cirrus Logic during the current year and a benefit recorded in fiscal year 2005 related to a $3.0 million release of a use tax accrual coupled with a refund of $2.3 million related to recovered non-U.S. goods and sales tax. Selling, general and administrative expenses increased as a percentage of net sales from 22 percent in fiscal year 2005 to 26 percent in fiscal year 2006. The company expects to see an increase in selling, general, and administrative expenses in fiscal year 2007 of approximately $2.0 to $3.0 million as a result of the implementation of SFAS No. 123(R), which requires that stock options be expensed based upon their fair value at the time of grant.
      Selling, general and administrative expenses decreased $9.1 million in fiscal year 2005 from the prior year. Selling, general and administrated expenses benefited in fiscal year 2005 from a $3.0 million release of a use tax accrual coupled with a refund of $2.3 million related to recovered non-U.S. goods and sales tax. Further, selling, general and administrative expenses also benefited from the realization of the full-year impact of the fiscal year 2004 cost reduction efforts. Selling, general and administrative expenses decreased as a percentage of net sales from 26 percent in fiscal year 2004 to 22 percent in fiscal year 2005.

Restructuring Costs and Other, net
      During the fiscal year 2006, we recorded a restructuring charge of $3.1 million in operating expenses for severance and facility related items associated with workforce reductions related to the sale of the digital video product line assets and changes to sub-lease assumptions regarding exited facilities. This action affected approximately 10 individuals worldwide and resulted in a net charge of approximately $0.4 million. In connection with the digital video product line asset sale, we ceased using certain leased office space in our Fremont, California location. Accordingly, we recorded a restructuring charge of $2.7 million related to the exit from this facility. Partially offsetting the restructuring charge was $0.8 million related to the gain on the digital video product line asset sale. For further detail, see Note 4, “Non-marketable Securities.”
      During fiscal year 2005, we recorded a net restructuring charge of $1.5 million in operating expenses for facility consolidations primarily in California and Texas, an impairment charge of $5.1 million for technology licenses and equipment that will no longer be used due to our workforce reductions and a charge of $2.9 million related to workforce reductions. We expected to realize approximately $8.0 million to $12.0 million in savings in annual research and development and selling, general and administrative expenses due to the related headcount reductions and facility consolidation activities. During fiscal year 2006, we did realize these expected savings as noted earlier in the research and development discussion. Further, as we continue to monitor our operating expenses, facility accruals, divestiture opportunities and space utilizations, we may record additional restructuring charges related to these items. See Note 10 in the Notes to our Consolidated Financial Statements contained in “Item 8 – Financial Statements and Supplementary Data” for further detail.
      As of March 25, 2006, we have a remaining restructuring accrual for all of our past restructurings of $6.5 million, primarily related to future lease payments net of anticipated subleases that will be paid over the respective lease terms through fiscal year 2013.

License Agreement Amendment
      During the fourth quarter of fiscal year 2006, we realized a gain of $7 million resulting from a one-time payment received associated with an amendment to an existing licensing agreement, in which certain rights to Cirrus Logic were terminated from a prior cross-license agreement. The proceeds were recorded as a separate line item on the statement of operations in operating expenses under the heading “License agreement amendment.”

Litigation Settlements
      On April 28, 2005, Cirrus Logic, Fujitsu, Ltd. (“Fujitsu”), Amkor, Sumitomo, and Cirrus Logic’s insurance carriers reached an agreement through an arbitration process to settle and release all pending claims related to the alleged failure of certain semiconductor ICs sold by Cirrus Logic to Fujitsu. These releases included releases between our insurance carriers and us for any claims related to the litigation with Fujitsu. As part of the settlement, Fujitsu received $45 million from Sumitomo, $40 million from Amkor, and $40 million from Cirrus Logic’s insurance carriers. Fujitsu paid us a lump sum in the amount of $25 million. The final settlement documents were completed on June 10, 2005, and payment was received on June 16, 2005. Part of the $25 million received from the settlement represented a recovery of bad debt expense recorded in fiscal year 2002 of approximately $46.8 million. The $25 million received was partially offset by approximately $0.2 million in outside fees associated with this transaction. The net amount was recorded as a separate line item as a component of operating expenses during the first quarter of fiscal year 2006.
      On August 22, 2003, we signed an agreement to settle prior litigation with Western Digital Corporation and its Malaysian subsidiary, Western Digital (M) SDN.BHD, (collectively “WD”). Under the terms of the agreement, WD made a one-time payment to us of $45 million on October 16, 2003. We recorded the settlement as a credit to operating expense during the third quarter of fiscal year 2004 when the payment was received. Part of the $45 million received from WD represented a recovery of bad debt expense recorded in a prior year of approximately $26.5 million.

Patent Agreement and Settlements, net
      During the third quarter of fiscal year 2005, we released $0.6 million in legal fees originally accrued in connection with the transaction with Broadcom Corporation for certain U.S. and non-U.S. patents. The excess accrual was related to differences from our original estimate and the actual fees incurred related to this transaction.
      On August 11, 2003, we entered into a Patent Sale, Assignment and Cross-License Agreement with NVIDIA and NVIDIA International, Inc. to settle certain pending litigation. As a result of this agreement, NVIDIA paid us $9 million on August 11, 2003. On September 23, 2003, we entered into a Patent Sale, Assignment and Cross-License Agreement with ATI and ATI International SRL to settle certain additional pending litigation. As a result of this agreement, ATI paid us $9 million on October 2, 2003. Under the terms of a contingency fee arrangement, we were obligated to pay outside counsel a percentage of these settlements. During the fourth quarter of fiscal year 2004, we received a net $17 million related to a transaction with Broadcom Corporation for certain U.S. and non-U.S. patents. Both the accrual release and settlements were recorded as a separate line item on the statement of operations in operating expenses under the heading “Patent agreement and settlements, net.”

Realized Gain on Marketable Securities
      In the first quarter of fiscal year 2006, we recognized a gain of $0.4 million related to the sale of an investment in Silicon Laboratories, Inc. (“Silicon Labs”). Total proceeds from the sale were $0.4 million. These shares were received as a result of a prior merger agreement whereby Silicon Labs acquired Cygnal Integrated Products, Inc. (“Cygnal”). This merger agreement stated that all shareholders in Cygnal, Cirrus Logic included, would receive shares of stock in Silicon Labs in exchange for their shares in Cygnal. Further, the agreement stated that, should Cygnal achieve certain revenue milestones, the former Cygnal shareholders would receive a designated amount of stock in Silicon Labs. Cygnal surpassed certain of those milestones laid out in the merger agreement and, as a result, Silicon Labs distributed certain shares of its stock held in escrow to Cirrus Logic in the first quarter of our 2006 fiscal year. Cirrus Logic sold these shares immediately upon receipt.
      During fiscal year 2005, we recognized a gain of $0.8 million related to sale of Silicon Labs stock associated with the Cygnal transaction described above. In the first quarter of fiscal year 2005, we recognized a gain of $0.7 million on the sale of all of the Company’s stock in Silicon Labs that was received as part of the original merger agreement between Cygnal and Silicon Labs. Total proceeds from the sale were $1.2 million. In the fourth quarter of fiscal year 2005, Cirrus Logic received additional shares in Silicon Labs as a result of the milestones discussed above. Cirrus Logic sold these shares immediately and recognized a gain of $0.1 million.

      In the fourth quarter of fiscal year 2004, we recognized a gain of $2.0 million related to sale of investments we had in other publicly traded companies. During the second quarter of fiscal year 2004, we realized a gain of $10.1 million related to our investment in SigmaTel, Inc. (“SigmaTel”).

Interest Income
      Interest income in fiscal years 2006, 2005, and 2004, was $7.5 million, $3.2 million, and $1.9 million, respectively. The increase in interest income in fiscal year 2006 compared to fiscal year 2005 and 2004 was primarily due to higher average cash and cash equivalent balances on which interest was earned as well as higher interest rates. This increased cash balance was the result of positive cash flow from operations, however, the receipt of various settlements during the fiscal year, such as the $25 million received from the Fujitsu legal settlement, also contributed to the increase. See Note 7 in the Notes to our Consolidated Financial Statements contained in “Item 8 – Financial Statements and Supplementary Data” for additional details concerning the Fujitsu settlement.

Income Taxes
      We recorded an income tax benefit of $7.0 million in fiscal year 2006 on pre-tax income of $47.1 million, yielding an effective tax benefit rate of 14.9 percent. Our effective tax rate was lower than the U.S. statutory rate of 35 percent primarily because we benefited from the realization of deferred tax assets that had been fully reserved. Our effective tax rate also reflected a nonrecurring tax benefit of $6.7 million that was generated by the reversal of prior year non-U.S. tax liabilities due to the expiration of statutes of limitations for the years in which certain potential non-U.S. tax liabilities had existed.
      We recorded an income tax benefit of $20.8 million for fiscal year 2005 on a pre-tax loss of $34.2 million, yielding an effective tax rate of 60.8 percent. This rate differs from the U.S. statutory rate of 35 percent primarily because we were unable to benefit our fiscal year 2005 net operating loss due to the full valuation allowance we had in place on our net deferred tax assets in that year. We recorded a tax benefit of $21.3 million, representing the reversal of prior year U.S. Federal and non-U.S. tax liabilities. These reversals were due to the expiration of statutes of limitations for the years in which certain potential U.S. and non-U.S. tax liabilities had existed. We also incurred $0.5 million of income taxes that were due in various non-U.S. jurisdictions in which we have offices.
      We recorded an income tax benefit of $7.1 million for fiscal year 2004 on pre-tax income of $39.4 million, yielding an effective tax benefit rate of 17.9 percent. Our effective tax rate was lower than the U.S. statutory rate of 35 percent primarily because we benefited from the realization of deferred tax assets that had been fully reserved. Our effective tax rate was also impacted by a nonrecurring tax benefit of $7.2 million that was generated by the reversal of prior year state tax liabilities. This reversal was due to the expiration of the statute of limitations for the years in which certain potential state tax liabilities existed.
      In fiscal years 2006, 2005 and 2004, we provided a valuation allowance equal to our net U.S. deferred tax assets due to uncertainties regarding whether these assets will be realized. In order to recognize these assets, we must be able to determine that it is more likely than not that these assets will be realized. We evaluate the realizability of the deferred tax assets on a quarterly basis. We have deferred tax assets generated in non-U.S. jurisdictions that we have recognized since it is more likely than not that these assets will be realized.
Outlook
      Our outlook for fiscal year 2007 reinforces our commitment to drive to consistent operating profitability exclusive of any unusual, non-recurring events, such as litigation events. Given current indicators, we expect to maintain operating profitability, exclusive of unforeseen events, by achieving revenue growth and continued focus on reducing the cost of our operations. We remain committed to becoming a consistently profitable company, which better leverages its engineering and intellectual property resources to achieve growth.
      We are focused on building a leadership position in our higher-margin audio, analog and mixed-signal product lines. We believe that worldwide adoption of digital audio products, as replacements for outdated analog components, will allow us continued growth opportunities in our audio business. Our expertise in surround-sound audio presents new opportunities beyond the traditional AVR market, as home theater-in-a-box solutions increase. In addition, we have numerous products that support digital televisions applications, low power audio applications, new automotive audio applications and have expanded our opportunities in commercial audio markets and several industrial markets, such as power meters and seismic applications.
      Overall, we believe that we are well positioned to address the current economic environment, but future revenue, costs, margins, profits and profitability are all influenced by numerous factors, all of which are inherently difficult to forecast. Please refer to “Item 1A – Risk Factors Affecting Our Business and Prospects,” for additional information on these factors.
Liquidity and Capital Resources
      During fiscal year 2006, we generated $59.8 million in cash from operating activities. The increase in cash during fiscal year 2006 was primarily driven by our operations and the receipt of $25 million in cash in connection with the Fujitsu litigation settlement and a decrease in our inventory of $7.9 million. Another contributing factor to our increase in cash was a $3.6 million increase in accounts payable and the receipt of $7.0 million in connection with certain amendments to an existing license agreement. These increases to cash were partially offset by a $2.3 million increase in accounts receivable and a $1.7 million decrease in accrued salaries and benefits. During fiscal year 2005, we used $17.1 million in cash from operating activities. The use of cash during fiscal year 2005 was primarily driven by our operations and a decrease in our accounts payable and accrued liabilities of $15.6 million partially offset by the decrease in inventory of $3.0 million and accounts receivable of $1.2 million. We also completed a property lease buyout during the second quarter of fiscal year 2005 totaling $4.3 million for a leased property that we no longer occupied in Broomfield, Colorado, which led to a further reduction of our cash from operating activities. During fiscal year 2004, we generated $69.6 million in cash from operating activities. The cash generated by operating activities during fiscal year 2004 was primarily related to cash received, net of expenses, upon the successful completion of three legal-related settlements totaling $59.4 million (Western Digital Corporation, NVIDIA Corporation and ATI Technologies, Inc.) and the patent agreement with Broadcom Corporation for $17.0 million, net. Also contributing to our cash increase during fiscal year 2004 was an increase in our accounts payable and accrued liabilities of $13.4 million and a slight decrease in our accounts receivable balance. These sources of cash were partially offset by an increase in our inventory balances of $7.3 million.
      During fiscal year 2006, we used $28.6 million in cash from investing activities in large part due to the purchase of $187.6 million worth of available-for-sale securities partially offset by the sale of available-for-sale securities of $159.4 million. In addition, we purchased $2.9 million of equipment and technology licenses. These amounts were partially offset by a decrease in restricted cash of $2.1 million related to a decrease in the restricted balances required by certain outstanding letters of credit. During fiscal year 2005, we used $65.1 million in cash from investing activities. This use of cash during fiscal year 2005 is primarily due to the purchase of available-for-sale securities of $109.4 million partially offset by the sale of available-for-sale securities of $50.6 million. In addition to the securities, we purchased $6.7 million of property and equipment and technology licenses, including multi-year computer-aided design tool licenses during fiscal year 2005. During fiscal year 2004, we used $25.0 million in cash from investing activities primarily related to the purchase of marketable securities and the purchase of technology licenses, including multi-year computer-aided design tool licenses and property and equipment. These cash uses were partially offset by the sale of marketable equity securities, the sale of assets related to our manufacturing test operations and a decrease in the level of restricted investments we must maintain.
      During fiscal years 2006, 2005, and 2004, we generated $6.3 million, $3.5 million, and $2.3 million, respectively, in cash from financing activities related to the receipt of cash from common stock issuances as a result of the exercises of employee stock options and our employee stock purchase plan.
      As of March 25, 2006, we had restricted investments of $5.8 million, which primarily secures certain obligations under our lease agreement for our principal facility located in Austin, Texas. This facility is 197,000 square feet and houses our headquarters and engineering operations. The lease agreement for our headquarters and engineering facility includes a letter of credit in the amount of $5.1 million until November 2011, at which point the requirement decreases to $2.6 million with the letter of credit ceasing in May 2012.

      Although we cannot assure our stockholders that we will be able to generate cash in the future, we anticipate that our existing capital resources and cash flow generated from future operations will enable us to maintain our current level of operations for at least the next 12 months.
Off-Balance Sheet Arrangements
      In our business activities, we incur certain commitments to make future payments under contracts such as purchase orders, leases and other long-term contracts. Maturities under these contracts are set forth in the following table as of March 25, 2006:

	Payment due by period (in thousands)

	<1 year	1–3 years	3–5 years	>5 years	Total

Facilities leases, net	$6,118	$13,464	$8,218	$5,510	$33,310
Equipment leases	38	15	4	—	57
Wafer purchase commitments	6,329	—	—	—	6,329
Assembly purchase commitments	485	—	—	—	485
Outside test purchase commitments	4,222	4,125	—	—	8,347
Development board purchase commitments	462	—	—	—	462
Other purchase commitments	109	—	—	—	109

Total	$17,763	$17,604	$8,222	$5,510	$49,099

Recently Issued Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment” which supersedes Accounting Principle Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” SFAS No. 123, “Accounting for Stock Based Compensation,” and related implementation guidance. Under this pronouncement, stock based compensation to employees is required to be recognized as a charge to the statement of operations and such charge is to be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the volatility of the company’s stock and the risk free interest rate. For fiscal year 2006, our policy was not to expense share based compensation; however, we do disclose the affect of this item as currently required by SFAS No. 123. Beginning with fiscal year 2007, we will expense shared based compensation in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The company has chosen to adopt the standard using the modified prospective approach. This pronouncement is effective for fiscal years beginning after June 15, 2005. For Cirrus Logic, we adopted this pronouncement with the beginning of our fiscal year 2007, which began on March 26, 2006.
      In December 2005, the FASB released FASB Staff Position (FSP) SFAS No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” which provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. The Corporation is currently reviewing the transition alternatives for this FSP and will elect the appropriate alternative within one year of the adoption of SFAS No. 123(R).
Critical Accounting Policies
      Our discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements included in this report, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts. We evaluate the estimates on an on-going basis. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. We also have policies that we consider to be key accounting policies, such as our policies for revenue recognition, including the deferral of revenues and cost of sales on sales to our distributors; however, these policies do not meet the definition of critical accounting estimates because they do not generally require us to make estimates or judgments that are difficult or subjective.
      We believe the following critical accounting policies involve significant judgments and estimates that are used in the preparation of the consolidated financial statements:

•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We regularly evaluate our allowance for doubtful accounts based upon the age of the receivable, our ongoing customer relations, as well as any disputes with the customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which could have a material effect on our operating results and financial position. Additionally, we may maintain an allowance for doubtful accounts for estimated losses on receivables from customers with whom we are involved in litigation. See Note 3 in the Notes to our Consolidated Financial Statements contained in “Item 8 – Financial Statements and Supplementary Data.”

•	Inventories are recorded at the lower of cost or market, with cost being determined on a first-in, first-out basis. We write down inventories to net realizable value based on forecasted demand, management judgment and the age of inventory. Actual demand and market conditions may be different from those projected by management, which could have a material effect on our operating results and financial position. See Note 1 in the Notes to our Consolidated Financial Statements contained in “Item 8 – Financial Statements and Supplementary Data.”

•	We evaluate the recoverability of property and equipment and intangible assets in accordance with Statement of Financial Accounting Standard No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” We test for impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. An impairment loss is recognized in the event the carrying value of these assets exceeds the fair value of the applicable assets. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, which could have a material effect on our operating results and financial position. See Note 5 in the Notes to our Consolidated Financial Statements contained in “Item 8 – Financial Statements and Supplementary Data.”

•	Our available-for-sale investments, non-marketable securities and other investments are subject to a periodic impairment review pursuant to Emerging Issues Task Force No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment and actual results may be materially different than our estimate. Marketable securities are evaluated for impairment if the decline in fair value below cost basis is significant and/or has lasted for an extended period of time. Non-marketable securities or other investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. For investments accounted for using the cost method of accounting, we evaluate information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of the investment. This list is not all inclusive and we weigh all quantitative and qualitative factors in determining if an other-than-temporary decline in value of an investment has occurred. When a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period’s operating results to the extent of the decline. Actual values could be different from those estimated by management, which could have a material effect on our operating results and financial position. See Notes 2 and 4 in the Notes to our Consolidated Financial Statements contained in “Item 8 – Financial Statements and Supplementary Data.”

•	We provide for the recognition of deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes,” if realization of such assets is more likely than not. We have provided a valuation allowance equal to our net U.S. deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis. In the event we are able determine that it is more likely than not that we will realize some or all of our U.S. deferred tax assets, then an adjustment to the deferred tax asset would increase either income or contributed capital in the period such determination was made. See Note 14 in the Notes to our Consolidated Financial Statements contained in “Item 8 – Financial Statements and Supplementary Data.”

•	Our taxes payable balance is comprised primarily of tax contingencies that are recorded to address exposures involving tax positions we have taken that could be challenged by taxing authorities. These exposures result from the varying application of statutes, rules, regulations, and interpretations. Our tax contingencies relate to transfer pricing positions we have taken in a variety of countries in which we operate. The ultimate resolution of these matters may be materially greater or less than the amount that we have accrued. See Note 14 in the Notes to our Consolidated Financial Statements contained in “Item 8 – Financial Statements and Supplementary Data.”

•	Restructuring charges for workforce reductions and facilities consolidations reflected in the accompanying financial statements were accrued based upon specific plans established by management, in accordance with Emerging Issues Task Force No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” or SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” depending upon the time of the restructuring activity. We use an estimated borrowing rate as the discount rate for all of our restructuring accruals made under SFAS 146. Our facilities consolidation accruals are based upon our estimates as to the length of time a facility would be vacant, as well as the amount of sublease income we would receive once we sublet the facility, after considering current and projected market conditions. Changes in these estimates could result in an adjustment to our restructuring accruals in a future quarter, which could have a material effect on our operating results and financial position. See Note 10 in the Notes to our Consolidated Financial Statements contained in “Item 8 – Financial Statements and Supplementary Data.”

•	We are subject to the possibility of loss contingencies for various legal matters. See Note 7 in the Notes to our Consolidated Financial Statements contained in “Item 8 – Financial Statements and Supplementary Data.” We regularly evaluate current information available to us to determine whether any accruals should be made based on the status of the case, the results of the discovery process and other factors. If we ultimately determine that an accrual should be made for a legal matter, this accrual could have a material effect on our operating results and financial position and the ultimate outcome may be materially different than our estimate.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk
      We are exposed to market risks associated with interest rates on our debt-related investments and currency movements on non-U.S. dollar denominated assets and liabilities. We assess these risks on a regular basis and have established policies to protect against the adverse effects of these and other potential exposures. All of the potential changes noted below are based on sensitivity analyses at March 25, 2006. Actual results may differ materially.
Interest Rate Risk
      At March 25, 2006, an immediate one percent, or 100 basis points, increase or decrease in interest rates could result in a $2.1 million fluctuation in our annual interest income. We believe the risks associated with fluctuating interest rates are limited to our annual interest income and not the underlying principal as we generally have the ability to hold debt related investments to maturity. At March 26, 2005, an immediate one percent, or 100 basis points, increase or decrease in interest rates would have resulted in a $1.9 million fluctuation in our annual interest income. As with fiscal year 2006, the risks associated with fluctuating interest rates were limited to our annual interest income and not the underlying principal as we generally have the ability to hold debt related investments to maturity. The amounts disclosed in this paragraph are based on a 100 basis point fluctuation in interest rates applied to the average cash balance for that fiscal year.

Foreign Currency Exchange Risk
      Our revenue and spending is transacted primarily in U.S. dollars; however, in fiscal years 2006, 2005 and 2004, we entered into minimal transactions in other currencies to fund the operating needs of our design, technical support and sales offices outside of the U.S. As of March 25, 2006 and March 26, 2005, a ten percent change in the value of the related currencies would not have a material impact on our results of operations and financial position.
      In addition to the direct effects of changes in exchange rates on the value of open exchange contracts, we may, from time to time, have changes in exchange rates that can also affect the volume of sales or the foreign currency sales prices of our products and the relative costs of operations based overseas.
Non-Marketable Securities Risk
      Our investments in non-marketable securities are affected by many of the same factors that could result in an adverse movement of market prices, although the impact cannot be directly quantified. Such a movement and the underlying economic conditions would negatively affect the prospects of the companies we invest in, their ability to raise additional capital and the likelihood of our being able to realize our investments through liquidity events such as initial public offerings, mergers or private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. At March 25, 2006, our investment in non-marketable securities had a carrying amount of $7.9 million. The carrying amount of this investment approximated fair value as of March 25, 2006. As of March 26, 2005 we had no non-marketable securities.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Cirrus Logic, Inc.
We have audited the accompanying consolidated balance sheets of Cirrus Logic, Inc. as of March 25, 2006 and March 26, 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended March 25, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cirrus Logic, Inc. at March 25, 2006 and March 26, 2005, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended March 25, 2006, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cirrus Logic, Inc.’s internal control over financial reporting as of March 25, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 19, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, Texas
May 19, 2006

Report of Independent Registered Public Accounting Firm
On Internal Control over Financial Reporting
The Board of Directors and Stockholders of Cirrus Logic, Inc.
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Cirrus Logic, Inc. maintained effective internal control over financial reporting as of March 25, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cirrus Logic, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Cirrus Logic, Inc. maintained effective internal control over financial reporting as of March 25, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cirrus Logic, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 25, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cirrus Logic, Inc. as of March 25, 2006 and March 26, 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended March 25, 2006 of Cirrus Logic, Inc. and our report dated May 19, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, Texas
May 19, 2006

CIRRUS LOGIC, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except per share amounts)

	March 25,	March 26,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$116,675	$79,235
Restricted investments	5,755	7,898
Marketable securities	102,335	91,559
Accounts receivable, net	20,937	18,593
Inventories	18,708	26,649
Prepaid assets	2,488	2,755
Other current assets	5,259	3,845

Total current assets	272,157	230,534

Long-term marketable securities	18,703	1,021
Property and equipment, net	14,051	17,572
Intangibles, net	2,966	10,786
Investment in Magnum Semiconductor	7,947	—
Other assets	3,217	2,897

	$319,041	$262,810

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,129	$10,546
Accrued salaries and benefits	6,460	8,164
Income taxes payable	2,228	9,276
Deferred income on shipments to distributors	7,098	7,935
Other accrued liabilities	9,909	10,799

Total current liabilities	39,824	46,720

Lease commitments and contingencies	5,590	3,778
Long-term restructuring accrual	4,694	3,678
Other long-term liabilities	4,519	4,897
Stockholders’ Equity:
Common stock, $0.001 par value, 280,000 shares authorized, 86,816 shares and 85,206 shares issued and outstanding at March 25, 2006 and March 26, 2005, respectively	87	85
Additional paid-in capital	881,869	875,602
Accumulated deficit	(616,652)	(670,797)
Accumulated other comprehensive loss	(890)	(1,153)

Total stockholders’ equity	264,414	203,737

	$319,041	$262,810

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Years Ended

	March 25,	March 26,	March 27,
	2006	2005	2004

Net sales	$193,694	$194,900	$196,338
Cost of sales	88,482	101,637	95,594

Gross margin	105,212	93,263	100,744

Operating expenses:
Research and development	45,101	80,507	90,562
Selling, general and administrative	50,243	42,394	51,518
Restructuring costs and other, net	2,311	9,463	9,526
Litigation settlement	(24,758)	—	(45,000)
License agreement amendment	(7,000)	—	—
Patent agreement and settlements, net	—	(593)	(31,402)

Total operating expenses	65,897	131,771	75,204

Income (loss) from operations	39,315	(38,508)	25,540
Realized gain on marketable securities	388	806	12,047
Interest income	7,461	3,208	1,875
Interest expense	—	—	—
Other income (expense), net	(54)	317	(18)

Income (loss) before income taxes	47,110	(34,177)	39,444
Benefit for income taxes	(7,035)	(20,789)	(7,059)

Net income (loss)	$54,145	$(13,388)	$46,503

Basic earnings (loss) per share:	$0.63	$(0.16)	$0.55
Diluted earnings (loss) per share	$0.62	$(0.16)	$0.54
Weighted average common shares outstanding:
Basic	86,036	84,746	84,019
Diluted	87,775	84,746	85,602
The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Fiscal Years Ended

	March 25,	March 26,	March 27,
	2006	2005	2004

Cash flows from operating activities:
Net income (loss)	$54,145	$(13,388)	$46,503
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	8,511	24,157	27,198
Loss (gain) on retirement or write-off of long-lived assets	(821)	5,936	2,043
Loss on impairment of assets held for sale	—	—	723
Amortization of lease settlement	(995)	(3,778)	(1,442)
Property lease buyout	—	(4,343)	—
Realized gain on marketable securities	(388)	(806)	(11,786)
Amortization of deferred stock compensation	15	497	1,377
Changes in operating assets and liabilities:
Accounts receivable, net	(2,344)	1,211	2,908
Inventories	6,976	2,983	(7,293)
Deferred tax assets	(340)	—	—
Other assets	(1,276)	2,412	3,672
Accounts payable	3,583	(8,721)	9,047
Accrued salaries and benefits	(1,704)	(1,295)	(305)
Deferred income on shipments to distributors	(837)	4,429	53
Income taxes payable	(7,048)	(20,831)	(7,713)
Other accrued liabilities	2,339	(5,566)	4,599

Net cash provided by (used in) operating activities	59,816	(17,103)	69,584

Cash flows from investing activities:
Proceeds from sale of marketable securities	159,777	50,630	12,047
Purchases of available for sale marketable securities	(187,605)	(109,377)	(32,911)
Purchases of property and equipment	(2,198)	(3,621)	(2,314)
Investments in technology	(729)	(3,146)	(8,678)
Proceeds from sale of property and equipment	—	—	3,500
(Increase) decrease in deposits and other assets	(18)	187	(310)
Decrease in restricted investments	2,143	261	3,685

Net cash used in investing activities	(28,630)	(65,066)	(24,981)

Cash flows from financing activities:
Issuance of common stock, net of issuance costs	6,254	3,511	2,326

Net cash provided by financing activities	6,254	3,511	2,326

Net increase(decrease) in cash and cash equivalents	37,440	(78,658)	46,929
Cash and cash equivalents at beginning of year	79,235	157,893	110,964

Cash and cash equivalents at end of year	$116,675	$79,235	$157,893

Supplemental disclosures of cash flow information

Cash payments (refunds) during the year for:

Interest expense	$—	$—	$—
Income taxes	333	(1,646)	698
The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated
	Common Stock		Additional		Other
			Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance, March 29, 2003	83,761	$84	$867,892	$(703,912)	$(537)	$163,527
Components of comprehensive income (loss):
Net income	—	—	—	46,503	—	46,503
Change in unrealized gain on marketable securities	—	—	—	—	1,676	1,676
Realized gain on marketable equity securities	—	—	—	—	(1,359)	(1,359)
Change in unrealized loss on foreign currency translation adjustments	—	—	—	—	49	49

Total comprehensive loss	—	—	—	—	—	46,869

Issuance of stock under stock plans	618	—	2,326	—	—	2,326
Issuance of shares previously held back from prior year acquisitions	16	—	—	—	—	—
Amortization of deferred stock compensation	—	—	1,377	—	—	1,377

Balance, March 27, 2004	84,395	84	871,595	(657,409)	(171)	214,099
Components of comprehensive income (loss):
Net loss	—	—	—	(13,388)	—	(13,388)
Change in unrealized loss on marketable securities	—	—	—	—	(313)	(313)
Realized gain on marketable securities	—	—	—	—	(669)	(669)

Total comprehensive loss	—	—	—	—	—	(14,370)

Issuance of stock under stock plans	811	1	3,510	—	—	3,511
Amortization of deferred stock compensation	—	—	497	—	—	497

Balance, March 26, 2005	85,206	85	875,602	(670,797)	(1,153)	203,737
Components of comprehensive income (loss):
Net income	—	—	—	54,145	—	54,145
Change in unrealized loss on marketable securities	—	—	—	—	263	263
Realized gain on marketable securities	—	—	—	—	—	—

Total comprehensive income	—	—	—	—	—	54,408

Issuance of stock under stock plans	1,610	2	6,252	—	—	6,254
Amortization of deferred stock compensation	—	—	15	—	—	15

Balance, March 25, 2006	86,816	$87	$881,869	$(616,652)	$(890)	$264,414

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business
      Cirrus Logic, Inc. (“Cirrus Logic,” “Cirrus,” “We,” “Us,” “Our,” or the “Company”) develops high-precision analog and mixed-signal integrated circuits (“ICs”) for a broad range of consumer and industrial markets. Building on our diverse analog mixed-signal patent portfolio, Cirrus Logic delivers highly optimized products for consumer and commercial audio, automotive entertainment and industrial applications. We develop and market ICs and embedded software used by original equipment manufacturers. We also provide complete system reference designs based on our technology that enable our customers to bring products to market in a timely and cost-effective manner.
      We were founded in 1984 and were reincorporated in the State of Delaware in February 1999. Our headquarters are in Austin, Texas with design centers in Boulder, Colorado and Beijing, China and sales locations throughout the United States. We also serve customers from international offices in Europe and Asia, including the People’s Republic of China, Hong Kong, Korea, Japan, Singapore, and Taiwan. Our common stock, which has been publicly traded since 1989, is listed on the NASDAQ National Market under the symbol CRUS.

Basis of Presentation
      We prepare financial statements on a 52- or 53-week year that ends on the last Saturday in March. All fiscal years presented include 52 weeks. Fiscal year 2007 will be our next 53-week year. We will have an additional week, which will be included in our third fiscal quarter ending December 30, 2006.

Principles of Consolidation
      The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates
      The preparation of financial statements in accordance with U.S. generally accepted accounting principles require the use of management estimates. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at fiscal year end and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Reclassifications
      Certain reclassifications have been made to conform to the fiscal year 2006 presentation. We have reclassed “Amortization of Acquired Intangibles” on the Consolidated Statement of Operations to research and development expense. These reclassifications had no effect on the results of operations or stockholders’ equity.

Cash and Cash Equivalents
      Cash and cash equivalents consist primarily of money market funds, commercial paper, U.S. Government Treasury and Agency instruments with original maturities of three months or less at the date of purchase.

Restricted Investments
      As of March 25, 2006 and March 26, 2005, we have restricted investments of $5.8 million and $7.9 million, respectively, in support of our letter of credit needs. The letters of credit primarily secure certain obligations under our operating lease agreement for our headquarters and engineering facility in Austin, Texas and are scheduled for periodic declines in amount. For more details, see Note 7.

Marketable Securities
      We determine the appropriate classification of marketable securities at the time of purchase and reevaluate this designation as of each balance sheet date. We classify these securities as either held-to-maturity, trading, or available-for-sale in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” As of March 25, 2006 and March 26, 2005, all marketable securities and restricted investments were classified as available-for-sale securities.
      Available-for-sale securities are carried at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method and is included in interest income. Realized gains and losses, declines in value judged to be other than temporary and interest on available-for-sale securities are included in net income. The cost of securities sold is based on the specific identification method.

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
      Inventories were comprised of the following (in thousands):

	March 25,	March 26,
	2006	2005

Work in process	$10,662	$20,142
Finished goods	8,046	6,507

Inventories	$18,708	$26,649

Property and Equipment, net
      Property and equipment is recorded at cost, net of depreciation and amortization. Depreciation and amortization is calculated on a straight-line basis over estimated economic lives, ranging from three to ten years. Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated useful life. Furniture, fixtures, machinery, and equipment are all depreciated over a useful life of 5 years. In general, our capitalized software is depreciated over a useful life of 3 years, with capitalized enterprise resource planning software being depreciated over a useful life of 10 years. Gains or losses related to retirements or dispositions of fixed assets are recognized in the period incurred.

      Property and equipment was comprised of the following (in thousands):

	March 25,	March 26,
	2006	2005

Furniture and fixtures	$4,331	$5,399
Leasehold improvements	13,369	15,388
Machinery and equipment	20,414	26,246
Capitalized software	17,926	18,348

Total property and equipment	56,040	65,381
Less: Accumulated depreciation and amortization	(41,989)	(47,809)

Property and equipment, net	$14,051	$17,572

      Depreciation and amortization expense on property and equipment for fiscal years 2006, 2005, and 2004 was $5.1 million, $7.1 million, and $8.9 million, respectively.

Non-marketable securities and other investments
      Investments in companies in which Cirrus does not have significant influence are accounted for at cost if the investment is not publicly traded. These non-marketable securities and other investments have been classified as other current assets, other assets, or specifically identified in accordance with Accounting Principles Bulletin No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Dividends and other distributions of earnings from investments accounted for at cost are included in income when declared. Any gain will be recorded at the time of liquidation of the non-marketable security or other investment.

Other-Than-Temporary Impairment
      All of the Company’s available-for-sale investments, non-marketable securities and other investments are subject to a periodic impairment review pursuant to Emerging Issues Task Force No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Marketable securities are evaluated for impairment if the decline in fair value below cost basis is significant and/or has lasted for an extended period of time. Non-marketable securities or other investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. For investments accounted for using the cost method of accounting, management evaluates information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of the investment. When a decline in value is deemed to be other-than-temporary, Cirrus recognizes an impairment loss in the current period’s operating results to the extent of the decline.

Intangibles, net
      Intangible assets include purchased technology licenses that are recorded at cost and are amortized on a straight-line basis over their useful lives, generally ranging from three to five years. Acquired intangibles recorded in connection with our acquisitions, include existing technology, core technology/patents, license agreements, trademarks, covenants not-to-compete and customer agreements. These assets are amortized on a straight-line basis over lives ranging from one to nine years.

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

Foreign Currency Translation
      All of our international subsidiaries have the U.S. dollar as the functional currency. The local currency financial statements are remeasured into U.S. dollars using current rates of exchange for assets and liabilities. Gains and losses from remeasurement are included in other income (expense), net. Revenue and expenses from our international subsidiaries are translated using the monthly average exchange rates in effect for the period in which the items occur. For all periods presented, our foreign currency translation expense was not significant.

Concentration of Credit Risk
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
      The following table summarizes customers whose receivable balances represent more than 10 percent of consolidated gross short-term accounts receivable:

	March 25,	March 26,
	2006	2005

Avnet, Inc. (formerly Memec Group Holdings)	28%	35%
L.G. Group	—	10%
      Sales to one distributor Avnet, Inc. (formerly Memec Holdings Group) represented 25 percent, 27 percent and 20 percent in fiscal years 2006, 2005 and 2004, respectively. No other customers or distributors accounted for 10 percent or more of net sales in fiscal years 2006, 2005, and 2004. The loss of a significant customer or distributor or a significant reduction in a customers or distributors orders could have an adverse effect on our sales.

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

Advertising Costs
      Advertising costs are expensed as incurred. Advertising costs were $1.1 million, $1.7 million, and $1.5 million in fiscal years 2006, 2005, and 2004, respectively.

Stock-Based Compensation
      The FASB issued SFAS No. 123(R) “Share-Based Payment,” which supersedes Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” SFAS No. 123, “Accounting for Stock-Based Compensation” and related implementation guidance. The pronouncement is effective for annual periods beginning after June 15, 2005, and we will implement it at that time. Refer to the section titled “Recently Issued Accounting Pronouncements” for a more detailed discussion of the specific requirements.
      We apply the intrinsic value method in accounting for our stock option and stock purchase plans in accordance with APB No. 25. Accordingly, no compensation cost has been recognized for options granted with an exercise price equal to market value at the date of grant or in connection with the employee stock purchase plan. In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure,” which currently affects us only with regard to quarterly and annual reporting of the pro forma effect on net income and earnings per share of applying the Black-Scholes method to measure compensation expense as required under SFAS No. 123.
      The following table details the disclosure required by SFAS No. 123 (in thousands, except per share amounts):

	March 25,	March 26,	March 27,
	2006	2005	2004

Net income (loss) as reported	$54,145	$(13,388)	$46,503
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	15	497	1,377
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,880)	(11,966)	(14,536)

Pro forma net income (loss)	$46,280	$(24,857)	$33,344

Basic net income (loss) per share, as reported	$0.63	$(0.16)	$0.55
Pro forma basic net income (loss) per share	0.54	(0.29)	0.40
Diluted net income (loss) per share, as reported	$0.62	$(0.16)	$0.54
Pro forma diluted net income (loss) per share	0.53	(0.29)	0.39

Income Taxes
      We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance equal to our net U.S. deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis. We have $0.3 million of deferred tax assets generated in non-U.S. jurisdictions that we have recognized since it is more likely than not that these assets will be realized.

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
      Incremental weighted average common shares attributable to the assumed exercise of outstanding options of 1,510,000 shares for the year ended March 26, 2005 were excluded from the computation of diluted net income (loss) per share because the effect would be anti-dilutive due to our loss position during that year. The weighted outstanding options excluded from our diluted calculation for the years ended March 25, 2006, March 26, 2005, and March 27, 2004 were 6,620,000, 7,501,000, and 6,729,000, respectively, as the exercise price exceeded the average market price during the period.

Accumulated Other Comprehensive Loss
      We report our accumulated other comprehensive income (loss) based upon Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income.” Our accumulated other comprehensive loss is comprised of foreign currency translation adjustments from prior years when we had subsidiaries whose functional currency was not the U.S. Dollar as well as unrealized gains and losses on investments classified as available-for-sale.

Recently Issued Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123(R), which supersedes APB No. 25, SFAS No. 123 and related implementation guidance. Under this pronouncement, stock based compensation to employees is required to be recognized as a charge to the statement of operations and such charge is to be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the volatility of the company’s stock and the risk free interest rate. For fiscal year 2006, our policy was not to expense share based compensation; however, we do disclose the affect of this item as currently required by SFAS No. 123. Beginning with fiscal year 2007, we will expense shared based compensation in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The company has chosen to adopt the standard using the modified prospective approach. This pronouncement is effective for fiscal years beginning after June 15, 2005. For Cirrus Logic, we adopted this pronouncement with the beginning of our fiscal year 2007, which began on March 26, 2006.
      In December 2005, the FASB released FASB Staff Position (FSP) SFAS No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” which provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. The Company is currently reviewing the transition alternatives for this FSP and will elect the appropriate alternative within one year of the adoption of SFAS No. 123(R).

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

      The following table is a summary of available-for-sale securities (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair Value
	Cost	Gains	Losses	(Net Carrying Amount)
As of March 25, 2006:
Corporate securities – U.S.	$40,096	$5	$(104)	$39,997
Corporate securities – non – U.S.	1,676	—	—	1,676
U.S. Government securities	85,141	—	(218)	84,923
Commercial paper	—	—	—	—

Total debt securities	126,913	5	(322)	126,596
Marketable equity securities	—	197	—	197

	$126,913	$202	$(322)	$126,793

	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair Value
	Cost	Gains	Losses	(Net Carrying Amount)
As of March 26, 2005:
Corporate securities – U.S.	$53,873	$—	$(257)	$53,616
U.S. Government securities	34,204	—	(85)	34,119
Agency discount notes	8,152	—	(41)	8,111
Commercial paper	4,632	—	—	4,632

Total debt securities	100,861	—	(383)	100,478
Marketable equity securities	—	—	—	—

	$100,861	$—	$(383)	$100,478

      The cost and estimated fair value of available-for-sale investments by contractual maturity were as follows:

	March 25, 2006		March 26, 2005

	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Within 1 year	$108,156	$107,893	$99,830	$99,457
After 1 year through 2 years	18,757	18,703	1,031	1,021
After 2 years	—	—	—	—

Total debt securities	126,913	126,596	100,861	100,478
Equity securities	—	197	—	—

	$126,913	$126,793	$100,861	$100,478

      In the first quarter of fiscal year 2006, we recognized a gain of $0.4 million related to the sale of an investment in Silicon Laboratories, Inc. (“Silicon Labs”). Total proceeds from the sale were also $0.4 million. These shares were received as a result of a prior merger agreement whereby Silicon Labs acquired Cygnal Integrated Products, Inc. (“Cygnal”). This merger agreement stated that all shareholders in Cygnal, Cirrus Logic included, would receive shares of stock in Silicon Labs in exchange for their shares in Cygnal. Further, the agreement stated that, should Cygnal achieve certain revenue milestones, the former Cygnal shareholders would receive a designated amount of stock in Silicon Labs. Cygnal surpassed certain of those milestones laid out in the merger agreement and, as a result, Silicon Labs distributed certain shares of its stock held in escrow to Cirrus Logic in the first quarter of fiscal year 2006. Cirrus Logic sold these shares immediately upon receipt. Cirrus also recorded $0.2 million for stock in Prudential Financial Inc. (“Prudential”) late during the fourth quarter of fiscal year 2006. This entire amount represented an unrealized gain recorded in other comprehensive income. Cirrus received these shares as a result of the demutualization of Prudential. When Prudential was a mutual company, Cirrus held certain insurance policies with them. As policyholders are the de facto owners of mutual insurance companies, upon demutualization, those policyholders receive stock such that their ownership interest in the company remains the same. The unrealized losses recorded in fiscal year 2006 and the unrealized gains reported in fiscal year 2005 were immaterial and represented less than 0.5% of the estimated fair value. The unrealized losses did not meet the criteria of other than temporary impairment under EITF 03-1.

      During fiscal year 2005, we recognized a gain of $0.8 million related to sale of Silicon Labs stock associated with the Cygnal transaction described above. In the first quarter of fiscal year 2005, we recognized a gain of $0.7 million on the sale of all of the Company’s stock in Silicon Labs that was received as part of the original merger agreement between Cygnal and Silicon Labs. Total proceeds from the sale were $1.2 million. In the fourth quarter of fiscal year 2005, Cirrus Logic received additional shares in Silicon Labs as a result of the milestones discussed above. Cirrus Logic sold these shares immediately and recognized a gain of $0.1 million
      In the fourth quarter of fiscal year 2004, we recognized a gain of $2.0 million related to sale of investments we had in other publicly traded companies. During the second quarter of fiscal year 2004, we realized a gain of $10.1 million related to our investment in SigmaTel, Inc.

3.	Accounts Receivable, net
      The following are the components of accounts receivable (in thousands):

	March 25,	March 26,
	2006	2005

Gross accounts receivable	$21,133	$19,114
Less: Allowance for doubtful accounts	(196)	(521)

Accounts receivable, net	$20,937	$18,593

      The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Balance, March 29, 2003	$(977)
Write-off of uncollectible accounts, net of recoveries	281

Balance, March 27, 2004	(696)
Write-off of uncollectible accounts, net of recoveries	175

Balance, March 26, 2005	$(521)
Write-off of uncollectible accounts, net of recoveries	(70)
Change in allowance for doubtful account estimate	395

Balance, March 25, 2006	$(196)

      During the fourth quarter of fiscal year 2006, as a result of our change in our customer base, we modified our estimate for the distributor portion of the reserve for our allowance for doubtful accounts. In making this change in estimate, we recognized a $0.4 million credit to bad debt expense, a component of both income from operations and net income. The effect of this change in estimate on earnings per share was negligible.
      We were successful in collecting a portion of the Fujitsu receivable previously written off in fiscal year 2002 in the amount of $46.8 million. In fiscal year 2006, we recorded a net credit to operating expenses of $24.8 million as our litigation settlement was a recovery of bad debt previously recorded in a prior fiscal year. See Note 7 for further discussion of the litigation with Fujitsu.
      In fiscal year 2004, we were successful in collecting the Western Digital receivable and we recorded a credit to operating expenses of $45 million as our litigation settlement of which, $26.5 million was a recovery of bad debt previously recorded in a prior fiscal year.

4.	Non-Marketable Securities
      On April 25, 2005, we announced our intentions to divest our digital video product line. On May 24, 2005, we signed a definitive agreement to sell our digital video product line to Magnum Semiconductor, Inc. (“Magnum”), a privately held company formed by an investment group led by Investcorp and August Capital. On June 30, 2005, we completed the sale of our digital video product line assets to Magnum. By selling the digital video product line assets, we are able to focus on our core analog, mixed-signal and embedded product lines for audio and industrial markets. As consideration for the sale of these assets, we received a minority ownership position in Magnum with a fair value of approximately $7.9 million. As Magnum is not publicly traded and as Cirrus does not have significant influence with Magnum, we have accounted for this investment at cost. The investment in Magnum is our only cost method investment and, as of March 25, 2006, the carrying amount of this cost method investment remained at $7.9 million. The assets sold were primarily comprised of $1.0 million in current assets, $0.8 in property and equipment and $5.1 million in long-term assets, offset by $0.3 million in assumed current liabilities.
      We recognized a net gain on the sale of assets to Magnum during the second fiscal quarter of fiscal year 2006 of approximately $0.8 million, which was recorded as a component of “Restructuring and other, net.” Included in the net gain was a contingent payment to the employees of Magnum of $0.5 million related to the closing conditions of the agreement. Also, during the second quarter of fiscal year 2006, after the completion of the digital video product line asset sale to Magnum, we sold the remaining digital video product inventory to Magnum for $1.9 million, which was approximately 5 percent above our cost. As of December 24, 2005, Magnum had paid for all of the shipped inventory.

5.	Intangibles, net
      The following information details the gross carrying amount and accumulated amortization of our intangible assets (in thousands):

	March 25, 2006		March 26, 2005

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core technology	$1,390	$(759)	$8,290	$(6,521)
Existing technology	2,730	(2,686)	43,430	(38,723)
License agreements	440	(240)	1,940	(1,504)
Technology licenses	320	(320)	12,615	(8,748)
Trademarks	11,622	(9,531)	320	(313)

	$16,502	$(13,536)	$66,595	$(55,809)

      In connection with our headcount reductions in fiscal year 2005 (see Note 10 for further detail), we recorded an impairment charge of $5.0 million for the abandonment of certain computer aided design (“CAD”) and other software tools that will no longer be utilized. The assets were a component of the “Technology Licenses” group in the above table. Amortization expense for all intangibles in fiscal years 2006, 2005, and 2004 was $3.5 million, $17.1 million, and $18.3 million, respectively. The large decrease in amortization from fiscal year 2005 to fiscal year 2006 was directly related to the sale of our digital video product line assets to Magnum Semiconductor. Specifically, we transferred acquired intangibles with a gross and net value of $49.1 million and $4.6 million, respectively, to Magnum as part of the sale. During fiscal year 2005, amortization on these assets totaled $12.8 million whereas, in fiscal year 2006, amortization on these assets totaled $0.7 million. See Note 4 for further details on the divestiture of our digital video product line assets.
      The following table details the estimated aggregate amortization expense for all intangibles owned as of March 25, 2006 for each of the five succeeding fiscal years (in thousands):

For the year ended March 31, 2007	$1,337
For the year ended March 29, 2008	$1,045
For the year ended March 28, 2009	$318
For the year ended March 27, 2010	$248
For the year ended March 26, 2011	$18

6.	Commitments and Contingencies

Facilities and Equipment Under Operating Lease Agreements
      We lease our facilities and certain equipment under operating lease agreements, some of which have renewal options. Certain of these arrangements provide for lease payment increases based upon future fair market rates. Our principal facilities, located in Austin, Texas, consists of approximately 214,000 square feet of leased space, which have leases that expire from fiscal year 2007 to fiscal year 2013, excluding renewal options. It includes our headquarters and engineering facility, which has 197,000 square feet and no escalating rent clauses.

      The aggregate minimum future rental commitments under all operating leases for the following fiscal years are (in thousands):

			Net Facilities	Equipment	Total
	Facilities	Subleases	Commitments	Commitments	Commitments

2007	$10,884	$4,765	$6,119	$38	$6,157
2008	9,536	2,962	6,574	11	6,585
2009	9,275	2,386	6,889	4	6,893
2010	5,206	937	4,269	4	4,273
2011	4,709	760	3,949	—	3,949
Thereafter	6,563	1,053	5,510	—	5,510

Total minimum lease payments	$46,173	$12,863	$33,310	$57	$33,367

      Total rent expense was approximately $8.6 million, $11.5 million, and $13.9 million, for fiscal years 2006, 2005, and 2004, respectively. Sublease rental income was $4.6 million, $5.8 million, and $5.4 million, for fiscal years 2006, 2005, and 2004, respectively.
      Further, we recorded a charge to operating expense during fiscal year 2006 in the amount of $4.4 million for our Austin, Texas facility and during fiscal year 2004 we recorded $0.4 million for our Raleigh, North Carolina facility and $1.4 million for our Fremont, California facility. The amounts were determined when a tenant broke their sublease with us in our Raleigh, North Carolina property and we determined we would be unable to sublease our Fremont, California property as quickly as previously expected due to the depressed commercial real estate market in the area. As of March 25, 2006, a total of $4.9 million related to these vacated leases remained accrued. Where appropriate, these amounts are classified as either long-term or short-term. These amounts are included in the table above, as well as the $6.5 million as of March 25, 2006 for the restructuring facility costs that are discussed in greater detail in Note 10.
Wafer, Assembly and Test Purchase Commitments
      We rely on third-party foundries for our wafer manufacturing needs. As of March 25, 2006, we had agreements with multiple foundries for the manufacture of wafers. None of these foundry agreements have volume purchase commitments or “take or pay” clauses. The agreements provide for purchase commitments based on purchase orders. Cancellation fees or other charges may apply and are generally dependent upon whether wafers have been started or the stage of the manufacturing process at which the notice of cancellation is given. As of March 25, 2006, we had foundry commitments of $6.3 million.
      In addition to our wafer supply arrangements, we contract with third-party assembly vendors to package the wafer die into finished products. Assembly vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry. We had non-cancelable assembly purchase orders with numerous vendors totaling $0.5 million at March 25, 2006.
      We have transitioned all of our test services to outside third party contractors. Test vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry. Our total non-cancelable commitment for outside test services as of March 25, 2006 was $8.3 million. Included in this amount is a manufacturing services agreement between Cirrus and Premier Semiconductor, LLC (“Premier”) dated March 25, 2005, Cirrus has payment obligations to fulfill with regards to the chip testing services performed by Premier for Cirrus. This represents a commitment for test services from Premier of $3.1 million in both fiscal years 2007 and 2008, along with a commitment of $1.0 million in fiscal year 2009.
      Other open purchase orders, including those for boards, sorting, and serialization, amounted to approximately $0.6 million at March 25, 2006.

Other Contingencies
      On June 3, 2003, the Inland Revenue Authority of Singapore (“IRAS”) notified us that it disagreed with our classification of sales to certain disk drive customers from May 1997 through March 1998, resulting in additional goods and services taxes (“GST”) owed by us. After a thorough review of these matters by both the Company and representatives from IRAS, we reached an agreement in the third quarter of 2005 on this and all other audit issues covering years 1997 through 2000. As a result, instead of incurring a liability, the Company received $2.3 million for reclaimed GST collected by vendors during the years 1997 through 2000. This amount was reported as a reduction of our selling, general and administrative expenses during fiscal year 2005.

7.	Legal Matters

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
      On April 28, 2005, before the rescheduled trial date, Cirrus Logic, Fujitsu, Amkor, Sumitomo, and Cirrus Logic’s insurance carriers reached an agreement through an arbitration process to settle and release all pending claims related to the alleged failure of certain semiconductor ICs sold by Cirrus Logic to Fujitsu. These releases included releases between our insurance carriers and us for any claims related to the litigation with Fujitsu. As part of the settlement, Fujitsu received $45 million from Sumitomo, $40 million from Amkor, and $40 million from Cirrus Logic’s insurance carriers. Fujitsu paid us a lump sum in the amount of $25 million. The final settlement documents were completed on June 10, 2005, and payment was received on June 16, 2005. Part of the $25 million received from the settlement represented a recovery of bad debt expense recorded in fiscal year 2002 of approximately $46.8 million. The $25 million received was partially offset by approximately $0.2 million in outside fees associated with this transaction. The net amount was recorded as a separate line item as a component of operating expenses during the first quarter of fiscal year 2006.

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
      On November 30, 2005, we entered into a Settlement Agreement and Release with our landlord for the purpose of settling all claims associated with the suit. The settlement provided mutual releases associated with any obligations by either party with respect to leasing additional space in a new building. As part of the settlement, we paid our landlord $150,000 and agreed to amend the current lease such that we are now bound to maintain our Letter of Credit in the amount of $5.1 million until November 2011, at which point the requirement decreases to $2.6 million with the Letter of Credit ceasing in May 2012. This modifies the original letter of credit in that the new letter of credit does not decline until November 2011. All claims and counterclaims in the suit were dismissed on December 13, 2005.

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

8.	License Agreement Amendment
      During the fourth quarter of fiscal year 2006, we realized a gain of $7 million resulting from a one-time cash receipt associated with an amendment to an existing licensing agreement, in which certain rights to Cirrus Logic were terminated from a prior cross-license agreement. The proceeds were recorded as a separate line item on the statement of operations in operating expenses under the heading “License agreement amendment.”

9.	Patent Agreement and Settlements, net
      During the third quarter of fiscal year 2005, we released $0.6 million in legal fees originally accrued in connection with the transaction with Broadcom Corporation for certain U.S. and non-U.S. patents. The excess accrual was related to differences from our original estimate and the actual fees incurred related to this transaction.
      On August 11, 2003, we entered into a Patent Sale, Assignment and Cross-License Agreement with NVIDIA and NVIDIA International, Inc. to settle certain pending litigation. As a result of this agreement, NVIDIA paid us

$9 million on August 11, 2003. On September 23, 2003, we entered into a Patent Sale, Assignment and Cross-License Agreement with ATI and ATI International SRL to settle certain additional pending litigation. As a result of this agreement, ATI paid us $9 million on October 2, 2003. Under the terms of a contingency fee arrangement, we were obligated to pay outside counsel a percentage of these settlements. During the fourth quarter of fiscal year 2004, we received a net $17 million related to a transaction with Broadcom Corporation for certain U.S. and non-U.S. patents. These items were recorded as a separate line item on the statement of operations in operating expenses under the heading “Patent agreement and settlements, net.”

10.	Restructuring Costs and Other
      During fiscal year 2006, we recorded a total net restructuring charge of $3.1 million in operating expenses for severance and facility related items primarily associated with workforce reductions related to the sale of the digital video product line assets and our revised sublease assumption for a previously exited facility. This action affected approximately 10 individuals worldwide and resulted in a net charge of approximately $0.4 million. In connection with the digital video product line asset sale, we ceased using certain leased office space in our Fremont, California location. Accordingly, we recorded a restructuring charge of $1.1 million related to the exit from this facility. Partially offsetting the restructuring charge was $0.8 million related to the gain on the digital video product line asset sale. For further detail, see Note 4, “Non-Marketable Securities.”
      The following table sets forth the activity in our fiscal year 2006 restructuring accrual (in thousands)

		Facilities
	Severance	Abandonment	Total

Balance, March 26, 2005	$—	$—	$—
Fiscal year 2006 provision	412	1,093	1,505
Cash payments, net	(412)	(353)	(765)

Balance, March 25, 2006	$—	$740	$740

      During the fiscal year 2005, we recorded a charge of $2.9 million for severance related items associated with workforce reductions, which affected approximately 100 individuals worldwide in various job functions. In connection with these reductions, we also recorded an impairment charge of $5.0 million for the abandonment of certain computer aided design (“CAD”) and other software tools that will no longer be utilized. In addition, we recorded a net $1.4 million charge due to facility related consolidations, primarily in Colorado and California. These facility charges included a benefit of $0.5 million resulting from a lease buyout that we completed in the second quarter of fiscal year 2005. The cost for this leased facility had been partially accrued when a portion of the space was vacated during our fiscal year 2002 workforce reductions. During the first quarter of fiscal year 2005, the remaining cost was accrued when the leased space was completely vacated. The total buyout amount of $4.3 million was less than the recorded liability and hence, we recognized the benefit of $0.5 million from this transaction against the restructuring expenses incurred during the second quarter of fiscal year 2005. Additionally, we recorded an impairment charge of $0.1 million for property and equipment associated with our Pune, India facility closure. Our severance commitments for the fiscal year 2005 action were completed during fiscal year 2006.
      The following table sets forth the activity in our fiscal year 2005 restructuring accrual (in thousands)

		Facilities	Contract
	Severance	Abandonment	Termination	Total

Balance, March 27, 2004	$—	$—	$—	$—
Fiscal year 2005 provision	2,856	1,336	21	4,213
Cash payments, net	(2,533)	(1,336)	(21)	(3,890)

Balance, March 26, 2005	$323	$—	$—	$323
Fiscal year 2006 provision	—	—	—	—
Cash payments, net	(323)	—	—	(323)

Balance, March 25, 2006	$—	$—	$—	$—

      During fiscal year 2004, we recorded a charge of $1.7 million in operating expenses primarily related to severance for headcount reductions. We eliminated approximately 130 positions from various job classes and functions during fiscal year 2004, with the majority of the reductions in Austin, Texas, primarily in selling, general and administrative functions and in our Colorado operations, primarily in engineering. Included in this reduction was the elimination of 64 of approximately 120 test operation positions and a total severance charge of approximately $0.4 million as part of our previously announced plan to reduce headcount associated with our outsourcing agreement with ChipPAC. Also during fiscal year 2004, we recorded a restructuring charge of $6.2 million in operating expenses for facility consolidations primarily in California and Texas, an impairment charge of $1.5 million for property and equipment associated with our Austin, Texas facility consolidation and an impairment charge of $0.2 million for property and equipment associated with our Tokyo, Japan facility consolidation. During fiscal year 2005, we re-assessed our sublease assumptions related to our restructured facilities and determined that an additional $0.2 million was required due to our inability to sublease certain facilities. During fiscal year 2006, due to the continued depressed real estate market, we recorded an additional charge of $1.8 million for certain leases in California related to our fiscal year 2004 restructuring activity, due to a change in our sublease assumptions. Our facility commitments for the fiscal year 2004 actions will be completed during fiscal year 2013.
      The following table sets forth the activity in our fiscal year 2004 restructuring accrual (in thousands):

		Facilities
	Severance	Abandonment	Total

Balance, March 29, 2003	$—	$—	$—
Fiscal year 2004 provision	1,688	6,205	7,893
Cash payments, net	(1,514)	(908)	(2,422)

Balance, March 27, 2004	$174	$5,297	$5,471
Fiscal year 2005 provision	—	178	178
Cash payments, net	(174)	(944)	(1,118)

Balance, March 26, 2005	$—	$4,531	$4,531
Fiscal year 2006 provision	—	1,833	1,833
Cash payments, net	—	(954)	(954)

Balance, March 25, 2006	$—	$5,410	$5,410

      During fiscal year 2003, we eliminated approximately 290 employee positions worldwide, or approximately 25 percent of the total workforce, from various business functions and job classes as a continuation of our fiscal year 2002 effort to further reduce costs and align operating expenses with our revenue model. In fiscal year 2003, we recorded a restructuring charge of $3.8 million in operating expenses for costs associated with these workforce reductions, a non-cash charge of $2.5 million to fully expense certain intangible, fixed and other assets that would no longer be used as a result of our workforce reductions and $0.8 million related to facility consolidations. As part of these restructuring activities, we closed our wireless product line, acquired in October 2001 in connection with our acquisition of ShareWave and the associated El Dorado Hills, California office. We completed this action during fiscal year 2006.
      The following table sets forth the activity in our fiscal year 2003 restructuring accrual (in thousands):

		Facilities
	Severance	Abandonment	Total

Balance, March 29, 2003	$141	$504	$645
Fiscal year 2004 provision	(95)	32	(63)
Cash payments, net	(46)	(269)	(315)

Balance, March 27, 2004	$—	$267	$267
Fiscal year 2005 provision	—	(25)	(25)
Cash payments, net	—	(42)	(42)

Balance, March 26, 2005	$—	$200	$200
Fiscal year 2006 reversal	—	(200)	(200)
Cash payments, net	—	—	—

Balance, March 25, 2006	$—	$—	$—

      The following table sets forth the activity in our fiscal year 2002 restructuring accrual (in thousands). During fiscal year 2004, we modified our sublease assumptions due to the depressed real estate market and took an additional charge of $121 thousand related to some of these restructured facilities. We completed this action during fiscal year 2006.
      The following table sets forth the activity in our fiscal year 2002 restructuring accrual (in thousands):

		Facilities
	Severance	Abandonment	Total

Balance, March 29, 2003	$—	$4,101	$4,101
Fiscal year 2004 provision	—	121	121
Cash payments, net	—	(557)	(557)

Balance, March 27, 2004	$—	$3,665	$3,665
Fiscal year 2005 provision	—	—	—
Cash payments, net	—	(3,610)	(3,610)

Balance, March 26, 2005	$—	$55	$55
Fiscal year 2006 provision	—	—	—
Cash payments, net	—	(55)	(55)

Balance, March 25, 2006	$—	$—	$—

      The following table sets forth the activity in our fiscal year 1999 restructuring accrual during fiscal year 2006 (in thousands). The remaining balance for the fiscal year 1999 restructuring relates to a contractual obligation with a tenant to whom we have subleased space that will expire in fiscal year 2007.

		Facilities
	Severance	Abandonment	Total

Balance, March 29, 2003	$—	$492	$492
Fiscal year 2004 provision	—	(95)	(95)
Amounts utilized	—	—	—

Balance, March 27, 2004	$—	$397	$397
Fiscal year 2005 provision	—	—	—
Amounts utilized	—	—	—

Balance, March 26, 2005 and March 25, 2006	$—	$397	$397

      As of March 25, 2006, we have a remaining restructuring accrual for all of our past restructurings of $6.5 million, primarily related to net lease expenses that will be paid over the respective lease terms through fiscal year 2013, along with other anticipated lease termination costs. We have classified the short-term portion of our restructuring activities as “Other accrued liabilities.”

11.	Employee Benefit Plans
      We have a 401(k) Profit Sharing Plan (the “Plan”) covering substantially all of our qualifying domestic employees. Under the Plan, employees may elect to contribute any percentage of their annual compensation up to the annual IRS limitations. We match 50 percent of the first 6 percent of the employees’ annual contribution to the plan. During fiscal years 2006, 2005, and 2004, we made matching employee contributions for a total of approximately $0.8 million, $0.9 million, and $1.2 million, respectively.

12.	Stockholders’ Equity

Employee Stock Purchase Plan
      In March 1989, we adopted the 1989 Employee Stock Purchase Plan (“ESPP”). As of March 25, 2006, 0.9 million shares of common stock were reserved for future issuance under this plan. During fiscal years 2006, 2005, and 2004, we issued 339,000, 422,000, and 362,000 shares, respectively, under the ESPP. In fiscal year 2006, the Board of Directors of the Company approved an amendment to the 1989 Employee Stock Plan (“ESPP”) eliminating the six-month look back feature of the plan as well as modifying the plan to reduce the discount to 5%. This modification to the plan was effective for all ESPP options effective in calendar year 2006.

Preferred Stock
      On May 24, 2005, the Board of Directors of the Company approved an amendment (the “Amendment”) to the Amended and Restated Rights Agreement, dated as of February 17, 1999, between the Company and BankBoston, N.A., as Rights Agent. The Amendment accelerates the termination of the Company’s preferred stock purchase rights (the “Rights”) from the close of business on May 4, 2008 to the close of business on May 26, 2005. On May 25, 2005, the Chief Financial Officer (“CFO”) signed a Certificate of Elimination that was subsequently filed with the Secretary of State of the State of Delaware which had the effect of eliminating from the Company’s Certificate of Incorporation all references to the Series A Participating Preferred Stock of the Company and returning these shares to the status of undesignated shares of authorized Preferred Stock of the Company. We have not issued any of the authorized 1.5 million shares of Series A Participating Preferred Stock.

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
      As of March 25, 2006, approximately 29.0 million shares of common stock were reserved for issuance under the Option Plans.
      Information regarding stock option activity is as follows (in thousands, except per share amounts):

		Outstanding Options

			Weighted
	Options Available		Average
	for Grant	Number	Exercise Price

Balance, March 29, 2003	13,169	8,840	$13.21
Shares authorized for issuance	3,380	—	—
Option plans terminated	(671)	—	—
Options granted	(4,923)	4,923	5.16
Options exercised	—	(247)	4.29
Repurchase and cancellation of unvested shares	11	—	—
Options cancelled	2,164	(2,164)	13.13
Options expired	—	(315)	—

Balance, March 27, 2004	13,130	11,037	$9.83

Shares authorized for issuance	3,376	—	—
Options granted	(3,463)	3,463	5.43
Options exercised	—	(390)	3.34
Options cancelled	1,680	(1,680)	9.89
Options expired	—	(106)	—

Balance, March 26, 2005	14,723	12,324	$8.79

Shares authorized for issuance	3,408	—	—
Options granted	(2,446)	2,446	7.46
Options exercised	—	(1,270)	3.75
Options cancelled	1,370	(1,370)	9.76
Options expired	—	(170)	—

Balance, March 25, 2006	17,055	11,960	$8.93

      The following table summarizes information regarding outstanding and exercisable options as of March 25, 2006:

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted	Number	Weighted
	Number	Remaining	Average Exercise	Exercisable	Average
Range of Exercise Prices	(in thousands)	Contractual Life	Price	(in thousands)	Exercise Price

$ 0.19 - $ 2.60	362	6.83	$2.39	225	$2.29
$ 2.61 - $ 3.40	897	7.24	3.40	620	3.40
$ 3.41 - $ 5.16	2,412	8.40	4.86	925	4.74
$ 5.17 - $ 6.97	1,538	7.49	6.57	912	6.59
$ 6.98 - $ 9.00	3,504	8.40	7.69	1,440	7.68
$ 9.01 - $14.33	1,205	2.91	10.93	1,205	10.93
$14.34 - $16.69	1,210	5.00	15.85	1,210	15.85
$16.70 - $44.50	832	4.79	26.20	673	28.31

	11,960	7.00	$8.93	7,210	$10.47

      As of March 26, 2005 and March 27, 2004, the number of options exercisable was 6.9 million and 4.8 million, respectively.

Stock-Based Compensation
      If we had recorded compensation cost for our stock option plans based upon the Black-Scholes fair value at the grant date for awards under the Option Plans consistent with the optional methodology prescribed under Statement of SFAS No. 123 the net income (loss) and earnings per share would have been as shown below (in thousands, except per share data):

	March 25,	March 26,	March 27,
	2006	2005	2004

Net income (loss), as reported	$54,145	$(13,388)	$46,503
Pro forma net income (loss)	46,280	(24,857)	33,344
Basic net income (loss) per share, as reported	$0.63	$(0.16)	$0.55
Pro forma basic net income (loss) per share	0.54	(0.29)	0.40
Diluted net income (loss) per share, as reported	0.62	(0.16)	0.54
Pro forma diluted net income (loss) per share	0.53	(0.29)	0.39
      For purposes of pro forma disclosures, the estimated fair value of the options are amortized to expense over the vesting period (for options) and the six-month purchase period (for stock purchases under the ESPP) using the straight-line method.
      As a result of recent regulatory guidance, including SEC Staff Accounting Bulletin No. 107 (“SAB No. 107”) and in anticipation of the impending effective date of SFAS No. 123(R), we reevaluated the assumptions we use to estimate the value of employee stock options and shares issued under our employee stock purchase plan, beginning with stock options granted and shares issued under our employee stock purchase plan in our second quarter of fiscal year 2006. Our management determined that the use of implied volatility is expected to be more reflective of market conditions and therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility and as a result, we began using the implied volatility methodology.

      We estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model using a dividend yield of zero and the following additional weighted-average assumptions:

	March 25,	March 26,	March 27,
	2006	2005	2004

Employee Option Plans:
Expected stock price volatility	41.67%	96.80%	97.47%
Risk-free interest rate	4.1%	3.9%	2.2%
Expected lives (in years)	3.0	3.8	5.3
Employee Stock Purchase Plan:
Expected stock price volatility	49.05%	85.10%	97.47%
Risk-free interest rate	2.7%	1.7%	1.0%
Expected lives (in years)	0.5	0.5	0.5
      During fiscal years 2006, 2005, and 2004, all options were granted at an exercise price equal to the closing market price on the grant date. Using the Black-Scholes option valuation model, the weighted average estimated fair values of employee stock options granted in fiscal years 2006, 2005, and 2004, were $2.35, $3.60, and $3.67, respectively. The weighted average estimated fair values for purchase rights granted under the ESPP for fiscal years 2006, 2005, and 2004 were $1.57, $2.25, and $2.47, respectively.

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
      On May 24, 2005, the Board of Directors of the Company approved an amendment to the Amended and Restated Rights Agreement, dated as of February 17, 1999, between the Company and BankBoston, N.A., as Rights Agent. The Amendment accelerates the termination of the Company’s preferred stock purchase rights from the close of business on May 4, 2008 to the close of business on May 26, 2005. On May 25, 2005, the CFO signed a Certificate of Elimination that was subsequently filed with the Secretary of State of the State of Delaware which had the effect of eliminating from the Company’s Certificate of Incorporation all references to the Series A Participating Preferred Stock of the Company and returning these shares to the status of undesignated shares of authorized Preferred Stock of the Company, thereby terminating the Rights plan.

13.	Accumulated Other Comprehensive Income (Loss)
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

      The following table summarizes the changes in the components of accumulated other comprehensive income (loss) (in thousands):

		Unrealized
	Foreign	Gains (Losses)
	Currency	on Securities	Total

Balance, March 29, 2003	$(819)	$282	$(537)
Current-period activity	49	317	366

Balance, March 27, 2004	(770)	599	(171)
Current-period activity	—	(982)	(982)

Balance, March 26, 2005	(770)	(383)	(1,153)
Current-period activity	—	263	263

Balance, March 25, 2006	$(770)	$(120)	$(890)

14.	Income Taxes
      Income (loss) before income taxes consisted of (in thousands):

	March 25,	March 26,	March 27,
	2006	2005	2004

United States	$46,949	$(34,146)	$39,914
Non-U.S.	161	(31)	(470)

	$47,110	$(34,177)	$39,444

      The benefit for income taxes consists of (in thousands):

	March 25,	March 26,	March 27,
	2006	2005	2004

Current:
Federal	$—	$(15,247)	$—
State	—	(5)	(7,211)
Non-U.S.	(6,695)	(5,537)	152

Total Current Tax Benefit	$(6,695)	$(20,789)	$(7,059)

Deferred:
Non-U.S.	$(340)	$—	$—

Total Deferred Tax Benefit	(340)	—	—

Total Tax Benefit	$(7,035)	$(20,789)	$(7,059)

      The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal rate to pretax income (loss) as follows (in percentages):

	March 25,	March 26,	March 27,
	2006	2005	2004

Expected income tax provision (benefit) at the US federal statutory rate	35.0	(35.0)	35.0
Net operating loss and future deductions not currently benefited	—	34.9	—
Utilization of net operating losses and deferred tax assets not previously recognized	(34.1)	—	(35.5)
Reversals of previously accrued taxes and tax refunds	(14.2)	(62.2)	(18.3)
Unbenefited non-U.S. losses	—	0.6	1.1
Other	(1.6)	0.9	(0.2)

Benefit for income taxes	(14.9)	(60.8)	(17.9)

      Significant components of our deferred tax assets and liabilities are (in thousands):

	March 25,	March 26,
	2006	2005

Deferred tax assets:
Inventory valuation	$3,885	$11,840
Accrued expenses and allowances	5,493	23,492
Net operating loss carryforwards	173,488	168,859
Research and development tax credit carryforwards	35,143	34,570
State investment tax credit carryforwards	1,088	1,467
Capitalized research and development	49,736	48,312
Depreciation and Amortization	4,364	2,837
Other	7,352	6,617

Total deferred tax asset	$280,549	$297,994
Valuation allowance for deferred tax assets	(280,209)	(297,988)

Net deferred tax assets	$340	$6

Deferred tax liabilities:
Depreciation and amortization	$—	$6

Other	—	6

Total deferred tax liabilities	—	—

Total net deferred tax assets	$340	$—

      SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance equal to our net U.S. deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis. We have deferred tax assets generated in our non-U.S. jurisdictions that we have recognized since it is more likely than not that these assets will be realized.
      The valuation allowance decreased by $17.8 million in fiscal year 2006 and increased by $133.4 million in fiscal year 2005. During fiscal year 2006, we recorded nonrecurring tax benefits totaling $6.7 million that consisted of the reversal of prior year non-U.S. tax liabilities. These reversals were due to the expiration of the statute of limitations for years in which certain potential non-U.S. tax liabilities existed. At March 25, 2006, we had federal net operating losses carryforwards of $465.8 million. Of that amount, $75.4 million relates to companies we acquired during fiscal year 2002 and are, therefore, subject to certain limitations under Section 382 of the Internal Revenue Code. In addition, approximately $27.1 million of the federal net operating loss is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital rather than current earnings if subsequently realized. We have net operating losses in various states that total $126.4 million. The federal net operating loss carryforwards expire in fiscal years 2009 through 2026. The state net operating loss carryforwards expire in fiscal years 2007 through 2026. We also have non-U.S. net operating losses of $3.2 million that do not expire.
      There are federal research and development credit carryforwards of $20.4 million that expire in fiscal years 2007 through 2026. There are $14.7 million of state research and development credits. Of that amount, $3.0 million will expire in fiscal years 2021 through 2026. The remaining $11.7 million of state research and development credits are not subject to expiration. The state investment credits of $1.1 million will expire in fiscal years 2007 through 2010.
      The American Jobs Creation Act of 2004 (the Act) creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends-received deduction for certain dividends from controlled non-U.S. corporations. We completed our evaluation of the repatriation provision of the Act and concluded that we will not benefit from it due to the limitations it places on net operating loss carryforwards and credits. Therefore, we have not recognized any additional income tax expense or benefit as a result of the repatriation provision.
      We have approximately $5.8 million of cumulative undistributed earnings in certain non-U.S. subsidiaries. We have not recognized a deferred tax liability on these undistributed earnings because the Company currently intends to reinvest these earnings in operations outside the U.S. The unrecognized deferred tax liability on these earnings is approximately $2.1 million. With our current tax attributes, if the earnings were distributed, we would most likely not accrue any additional income tax expense because this income would be offset by our net operating loss carryforwards and other future deductions.
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
      We are a premier supplier of high-precision analog and mixed-signal ICs for a broad range of consumer, professional, and industrial markets. We develop and market ICs and embedded software used by original equipment manufacturers. We also provide complete system reference designs based on our technology that enable our customers to bring products to market in a timely and cost-effective manner. We determine our operating segments in accordance with Statement of Financial Accounting Standard No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information.” Our chief executive office (“CEO”) has been identified as the chief operating decision maker as defined by SFAS 131.
      Our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources, rather than detailed information at a product line level. Additionally, our product lines have similar characteristics and customers. They share operations support functions such as sales, public relations, supply chain management, various research and development and engineering support, in addition to the general and administrative functions of human resources, legal, finance and information technology. As of March 25, 2006, we have one operating segment with three different product lines.
      Our revenue by product line is as follows (in thousands):

	March 25, 2006	March 26, 2005	March 27, 2004

Mixed-signal audio products	$95,384	$96,083	$97,871
Embedded products	52,258	46,645	46,389
Industrial products	34,771	34,109	26,193
Video products	11,281	18,063	24,419
Other products	—	—	1,466

Total	$193,694	$194,900	$196,338

      On June 30, 2005, we completed the sale of our digital video product line assets to Magnum Semiconductor, Inc. By selling the digital video product line assets, we are able to focus on our core analog, mixed-signal and embedded product lines for audio and industrial markets. We no longer have digital video product revenue due to this transaction. With the sale of the digital video product line assets, we have reclassified a product previously reported as part of the digital video products as part of the embedded product line. We retained the rights to sell this specific product as part of the digital video product line divestiture.

Geographic Area
      The following illustrates revenues by geographic locations based on the sales office location (in thousands):

	March 25, 2006	March 26, 2005	March 27, 2004

United States	$71,191	$62,885	$68,828
European Union	25,794	26,968	14,864
United Kingdom	3,408	3,597	897
China	20,934	22,692	33,907
Hong Kong	15,451	12,537	6,585
Japan	11,869	9,740	10,282
Korea	10,772	17,054	14,027
Taiwan	11,283	14,412	25,165
Other Asia	15,506	19,556	19,631
Other non-U.S. countries	7,486	5,459	2,152

Total consolidated revenues	$193,694	$194,900	$196,338

      The following illustrates property and equipment, net, by geographic locations, based on physical location (in thousands):

	March 25, 2006	March 26, 2005

United States	$13,557	$16,578
United Kingdom	35	25
China	175	294
Hong Kong	51	108
Japan	15	37
Korea	114	334
Taiwan	17	193
Other Asia	87	3
Other non-U.S. countries	—	—

Total consolidated property and equipment, net	$14,051	$17,572

16.	Quarterly Results (Unaudited)
      The following quarterly results have been derived from our audited annual consolidated financial statements. In the opinion of management, this unaudited quarterly information has been prepared on the same basis as the annual consolidated financial statements and includes all adjustments, including normal recurring adjustments, necessary for a fair presentation of this quarterly information. This information should be read along with the financial statements and related notes. The operating results for any quarter are not necessarily indicative of results to be expected for any future period. The unaudited quarterly statement of operations data for each quarter of fiscal years 2006 and 2005 were as follows (in thousands, except per share data):

	Fiscal Year 2006

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Net sales	$42,158	$48,253	$50,461	$52,822
Gross margin	24,480	26,567	26,865	27,300
Net income (loss)	15,437	12,830	(99)	25,977
Basic income (loss) per share	$0.18	$0.15	$(0.00)	$0.30
Diluted income (loss) per share	0.17	0.15	(0.00)	0.30

	Fiscal Year 2005

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Net sales	$40,415	$44,036	$51,332	$59,117
Gross margin	21,460	17,202	22,928	31,673
Net income (loss)	2,538	2,530	(15,061)	(3,395)
Basic income (loss) per share	$0.03	$0.03	$(0.18)	$(0.04)
Diluted income (loss) per share	0.03	0.03	(0.18)	(0.04)

17.	Related Party Transactions
      The Company had two outstanding loans to Mr. David D. French (“Mr. French”), President and Chief Executive Officer, only one of which remained outstanding as of March 25, 2006. Both loans were “grandfathered” under Section 402 of the Sarbanes-Oxley Act of 2002, which prohibits loans to directors and executive officers that are made, renewed or materially modified after July 30, 2002. Neither of the loans described below have been modified or renewed since the Company made them to Mr. French.
      In October 1998, the Company extended a loan to Mr. French for the purchase of his principal residence in Texas. The original principal amount of the loan was $721,899 and carries an interest rate of 5.64 percent per annum. The principal and accrued interest is due and payable on the earlier of (i) September 1, 2013, (ii) 180 days following the date of the termination of his employment for any reason, or (iii) upon sale of the residence. In the event of his death or disability, the principal and accrued interest will be forgiven, subject to applicable law. The aggregate amount of principal plus accrued interest outstanding under this loan at the end of fiscal years 2006 and 2005 was $1,088,000 and $1,031,000, respectively. This loan is currently classified as a long-term asset on the balance sheet under “Other assets.”
      In July 1999, the Company also advanced a personal loan in the original principal amount of $750,000 to Mr. French. The note bore interest at 5.82 percent per annum and was secured by 90,000 shares of the Company’s common stock held in escrow. The note and accrued interest were due and payable upon the earlier of (i) July 21, 2004 or (ii) 180 days following the termination of Mr. French’s employment. The aggregate amount of principal plus accrued interest outstanding under this loan at the end of fiscal year 2004 was $978,079 and was classified as a current asset. During fiscal year 2005, the loan accrued an additional $17,397 of interest. On July 21, 2004, Mr. French fulfilled his obligation with respect to this loan and paid the final outstanding balance of $995,476.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

ITEM 9A.	Controls and Procedures

Evaluation of disclosure control and procedures

•	We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Securities Exchange Act of 1934 (the “Exchange Act”) filings is properly and timely recorded and reported. Our management is responsible for establishing and maintaining effective internal controls over financial reporting. We have formed a Disclosure Review Committee comprised of key individuals from several disciplines in the Company who are involved in the disclosure and reporting process. This committee, which is led by the Vice President of Finance and Treasurer, meets periodically to ensure the timeliness, accuracy and completeness of the information required to be disclosed in our filings.

•	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our management, including the CEO and the CFO, concluded that, as of March 25, 2006, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our controls and procedures are effective in timely alerting them to material information required to be included in this report.

Changes in control over financial reporting

•	There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

•	In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together. Because of inherent limitations in a cost-effective control system, misstatements due to error and/or fraud may occur and not be detected. Our disclosure control procedures are designed to provide reasonable assurance that such controls and procedures will meet their objectives and the CEO and CFO have concluded that the controls and procedures do in fact provide reasonable assurance of achieving the desired control objectives.

Management’s Annual Report on Internal Control over Financial Reporting

•	Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision and with the participation of our management, including our President and CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate. Based on it assessment of internal control over financial reporting, management has concluded that, as of March 25, 2006, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our independent registered public accounting firm, Ernst & Young

LLP, has issued an attestation report on our management’s assessment of our internal control over financial reporting.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant
      The information set forth in the Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on July 28, 2006 under the headings “Board Structure and Compensation,” “Proposal 1: Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

ITEM 11.	Executive Compensation
      The information set forth in the Proxy Statement under the heading “Executive Compensation and Other Information,” is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information set forth in the Proxy Statement under the heading “Stock Ownership,” is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions
      The information set forth in the Proxy Statement under the heading “Certain Relationships and Related Transactions,” is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services
      The information set forth in the Proxy Statement under the heading “Audit and Non-Audit Fees and Services,” is incorporated herein by reference.
PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Report:

1. Consolidated Financial Statements

•	Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheet as of March 25, 2006 and March 26, 2005.

•	Consolidated Statement of Operations for the fiscal years ended March 25, 2006, March 26, 2005, and March 27, 2004.

•	Consolidated Statement of Cash Flows for the fiscal years ended March 25, 2006, March 26, 2005, and March 27, 2004.

•	Consolidated Statement of Stockholders’ Equity for the fiscal years ended March 25, 2006, March 26, 2005, and March 27, 2004.

•	Notes to Consolidated Financial Statements.

2. Financial Statement Schedules
      All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

3. Exhibits
      The following exhibits are filed as part of or incorporated by reference into this Report:

3.1		Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998.(1)

3.2		Agreement and Plan of Merger, filed with the Delaware Secretary of State on February 17, 1999.(1)

3.3		Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock, filed with the Delaware Secretary of State on March 30, 1999.(1)

3.4		Amended and Restated Bylaws of Registrant.(9)

3.5		Certificate of Elimination dated May 26, 2005(8)

10	.1+	Amended 1987 Stock Option Plan.(3)

10	.2+	1989 Employee Stock Purchase Plan, as amended September 21, 2005. (10)

10	.3+	1990 Directors’ Stock Option Plan, as amended.(4)

10	.4+	1996 Stock Plan, as amended.(4)

10	.5+	2002 Stock Option Plan, as amended.(2)

10.6		Form of Indemnification Agreement.(1)

10	.7+	Employment Agreement by and between Registrant and David D. French dated February 7, 2002.(5)

10	.8+	Executive Incentive Plan.(5)

10.9		Lease between TPLP Office and Registrant, dated April 1, 2000 for 54,385 square feet located at 4210 S. Industrial Drive Austin, Texas.(1)

10.10		Lease between ProLogis Trust and Registrant, dated March 31, 1995 for 176,000 square feet located at 4129 Commercial Center Drive and 4209 S. Industrial Austin, Texas, as amended through December 20, 1996.(1)

10.11		Lease between American Industrial Properties and Registrant, dated September 15, 1999 for 18,056 square feet located at 4120 Commercial Drive Austin, Texas.(1)

10.12		Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant, dated November 10, 2000 for 197,000 square feet located at 2901 Via Fortuna, Austin, Texas.(1)

10.13		Amendment No. 1 to Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant dated November 10, 2000.(5)

10.14		Amendment No. 2 to Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant dated November 10, 2000.(2)

10	.15+	Employment Agreement by and between Registrant and John T. Kurtzweil dated March 15, 2004.(6)

10.16		Amended and Restated Rights Agreement, dated as of February 17, 1999 between Cirrus Logic, Inc. and BankBoston, N.A.(7)

10.17		First Amendment to Amended and Restated Rights Agreement dated as of May 25, 2005, between Cirrus Logic, Inc. and BankBoston, N.A.(8)

10	.18*	Amendment No. 3 to Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant dated November 10, 2000

10	.19*	Employment Agreement by and between Registrant and Gregory S. Thomas dated May 24, 2006.

14		Code of Conduct.(6)

23	.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	.1*	Power of Attorney (see signature page).

31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensatory plan or arrangement.

*	Filed with this Form 10-K.

(1)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 22, 2001.
(2)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 29, 2003, filed with the Commission on June 13, 2003.
(3)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 30, 1996, filed with the Commission on June 28, 1996.
(4)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed with the Commission on August 8, 2001 (Registration No. 333-67322).
(5)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 30, 2002, filed with the Commission on June 19, 2002.
(6)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 27, 2004, filed with the Commission on June 9, 2004.
(7)	Incorporated by reference from Registrant’s Registration Statement of Amendment No. 1 to Form 8-A filed on March 3, 1999.
(8)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 26, 2005, filed with the Commission on May 27, 2005.
(9)	Incorporated by reference from Registrant’s Report of Form 8-K filed with the Commission on September 21, 2005.
(10)	Incorporated by reference from Registrant’s Report on form 10-Q filed with the Commission on October 25, 2005.

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
      Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities and on the dates indicated have signed this report below:

Signature	Title	Date

/s/ Michael L. Hackworth Michael L. Hackworth	Chairman of the Board and Director	May 19, 2006

/s/ David D. French David D. French	President, Chief Executive Officer and Director	May 19, 2006

/s/ John T. Kurtzweil John T. Kurtzweil	Senior Vice President, Chief Financial Officer and Chief Accounting Officer	May 19, 2006

/s/ D. James Guzy D. James Guzy	Director	May 19, 2006

/s/ Suhas S. Patil Suhas S. Patil	Chairman Emeritus and Director	May 19, 2006

/s/ Walden C. Rhines Walden C. Rhines	Director	May 19, 2006

/s/ William D. Sherman William D. Sherman	Director	May 19, 2006

/s/ Robert H. Smith Robert H. Smith	Director	May 19, 2006

Exhibit Index
(a) The following exhibits are filed as part of this Report:

Number	Description

10.18	Amendment No. 3 to Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant dated November 10, 2000.

10.19	Employment Agreement by and between Registrant and Gregory S. Thomas dated May 24, 2006.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page).

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.