Form 10-Q
period 2006-06-24
CIRRUS LOGIC INC
filed 2006-07-31
CIK 772406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2006

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
(512) 851-4000
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     YES ☑          NO ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).     YES ☐          NO ☑
      The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 21, 2006 was 87,524,760.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED JUNE 24, 2006

Part I.

ITEM 1.	FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEET
(in thousands)

	June 24,	March 25,
	2006	2006

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$103,053	$116,675
Restricted investments	5,755	5,755
Marketable securities	137,123	102,335
Accounts receivable, net	21,518	20,937
Inventories	21,391	18,708
Other current assets	5,634	7,747

Total current assets	294,474	272,157

Long-term marketable securities	5,972	18,703
Property and equipment, net	13,263	14,051
Intangibles, net	2,593	2,966
Non-marketable securities	7,947	7,947
Other assets	3,293	3,217

Total assets	$327,542	$319,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,943	$14,129
Accrued salaries and benefits	6,813	6,460
Other accrued liabilities	9,694	9,909
Deferred income on shipments to distributors	6,199	7,098
Income taxes payable	1,990	2,228

Total current liabilities	36,639	39,824

Other long-term obligations	14,005	14,803

Stockholders’ equity:
Capital stock	887,070	881,956
Accumulated deficit	(608,971)	(616,652)
Accumulated other comprehensive loss	(1,201)	(890)

Total stockholders’ equity	276,898	264,414

Total liabilities and stockholders’ equity	$327,542	$319,041

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(in thousands, except per share amounts; unaudited)

	Three Months Ended

	June 24,	June 25,
	2006	2005

Net sales	$45,181	$52,822
Cost of sales	18,023	25,522

Gross Margin	27,158	27,300

Operating expenses:
Research and development	11,726	13,651
Selling, general and administrative	11,177	14,301
Litigation settlement, net	—	(24,758)

Total operating expenses	22,903	3,194

Income from operations	4,255	24,106

Realized gain on marketable securities	193	388
Interest income, net	2,965	1,136
Other income (expense), net	55	(19)

Income before income taxes	7,468	25,611
Benefit for income taxes	(213)	(366)

Net income	$7,681	$25,977

Basic income per share:	$0.09	$0.30

Diluted income per share:	$0.09	$0.30

Basic weighted average common shares outstanding:	87,196	85,230
Diluted weighted average common shares outstanding:	88,759	86,183
The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(in thousands; unaudited)

	Three Months Ended

	June 24,	June 25,
	2006	2005

Cash flows from operating activities:
Net income	$7,681	$25,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,732	2,769
Stock compensation expense	1,352	15
Gain on marketable securities	(193)	(388)
Other non-cash benefits	(511)	(172)
Net change in operating assets and liabilities	(4,567)	6,087

Net cash provided by operating activities	5,494	34,288

Cash flows from investing activities:
Additions to property, equipment and software	(453)	(243)
Investments in technology	(182)	(425)
Purchase of marketable securities	(52,052)	(65,554)
Proceeds from sale and maturity of marketable securities	29,883	41,978
Increase in restricted investments	—	(89)
Increase in deposits and other assets	(74)	(313)

Net cash used in investing activities	(22,878)	(24,646)

Cash flows from financing activities:
Issuance of common stock, net of issuance costs	3,762	1,061

Net cash provided by financing activities	3,762	1,061

Net increase (decrease) in cash and cash equivalents	(13,622)	10,703

Cash and cash equivalents at beginning of period	116,675	79,235

Cash and cash equivalents at end of period	$103,053	$89,938

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation
      The consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. (“we,” “us,” “our,” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited consolidated condensed financial statements do not include complete footnotes and financial presentations. As a result, these financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended March 25, 2006, included in our 2006 Annual Report on Form 10-K. In our opinion, the financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows, for those periods presented. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year. We maintain a web site at www.cirrus.com, which makes available free of charge our recent annual report and all other filings we have made with the SEC.

Recently Issued Accounting Pronouncements
      In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective for the Company beginning April 1, 2007. The Company is in the process of determining the effect, if any, that the adoption of FIN No. 48 will have on its financial statements.

2.	Stock Based Compensation
      Effective March 26, 2006, the beginning of our fiscal year 2007, the Company adopted the provisions of the FASB Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R)”) and, in doing so, consulted the guidance provided in Staff Accounting Bulletin No. 107 (“SAB No. 107”). SFAS No. 123(R) requires stock based compensation to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. The Company previously accounted for awards granted under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. The exercise price of options is equal to the closing price of Cirrus common stock on the date of grant. Accordingly, no share-based compensation, other than acquisition-related compensation, was recognized in the financial statements prior to March 25, 2006.
      Under the modified prospective method of adoption for SFAS No. 123(R), the compensation cost recognized by the Company beginning in fiscal year 2007 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of March 26, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to March 25, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company uses the accelerated method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, or expiration of stock options, deferred tax assets for options with multiple vesting dates are eliminated for each

CIRRUS LOGIC, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the Company followed the guidance in paragraph 81 of SFAS No. 123(R).
      We have various stock incentive plans (the “Stock Plans”) under which officers, employees, non-employee directors and consultants may be granted qualified and non-qualified options to purchase shares of our authorized but not issued common stock. Options are priced at the fair market value of the stock on the date of grant. Options granted to employees are exercisable upon vesting, generally in traunches over four years and certain options granted to non-employee directors are exercisable upon grant. Options expire no later than ten years from the date of grant.
      Share-based compensation recognized in fiscal year 2007 as a result of the adoption of SFAS No. 123(R), as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123(R), use the Black-Scholes option pricing model for estimating fair value of options granted under the Company’s equity incentive plans.
      The following table summarizes the effects of share based compensation resulting from the application of SFAS No. 123(R) on cost of goods sold, research and development, sales, general and administrative, income from continuing operations before taxes, and net income after taxes for options granted under the Company’s equity incentive plans (in thousands, except per share amounts; unaudited):

	Three Months Ended

	June 24,	June 25,
	2006	2005

Cost of sales	$15	$—
Research and development	528	15
Sales, general, and administrative	809	—

Effect on Income from continuing operations (before taxes)	1,352	15
Income Tax	—	—

Total share based compensation expense (net of taxes)	$1,352	$15

Share based compensation effects on basic earnings per share	$0.01	$—
Share based compensation effects on diluted earnings per share	$0.01	$—

Share based compensation effects on operating activities cash flow	$1,352	$—
      During the first quarter of fiscal year 2007, we received $3.8 million from the exercise of options granted under the Company’s Stock Plans. As of June 24, 2006, there was $8.4 million of total unrecognized compensation costs related to stock options granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.4 years.

CIRRUS LOGIC, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
      As of June 24, 2006, approximately 24.7 million shares of common stock were reserved for issuance under the Stock Plans. Additional information with respect to stock option activity is as follows:

		Options Outstanding

				Weighted
	Options		Weighted	Average	Aggregate
	Available for	Number of	Average	Remaining	Intrinsic
	Grant	Options	Exercise	Contractual	Value
	(thousands)	(thousands)	Price	Term	(thousands)

Outstanding at 3/25/06	17,055	11,960	$8.93
Shares auth. for issuance	3,473	—	—
Option plans terminated	(7,085)	—	—
Options granted	(33)	33	8.51
Options exercised	—	(671)	5.33
Options cancelled	236	(158)	6.01
Options expired	—	(78)	22.21

Outstanding at 6/24/06	13,646	11,086	$9.10	6.76	$12,583

Vested and Expected to Vest at 6/24/06	—	10,357	$9.27	6.66	$11,803

Exercisable at 6/24/2006	—	6,997	$10.72	5.67	$6,930

      The following table summarizes information regarding outstanding and exercisable options as of June 24, 2006:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
	Options	Contractual	Exercise	Options	Exercise
Range of Exercise Prices	(in thousands)	Term	Price	(in thousands)	Price

$ 0.19 - $ 2.60	285	6.56	$2.35	182	$2.32
$ 2.61 - $ 3.40	764	6.99	3.40	555	3.40
$ 3.41 - $ 5.16	2,145	8.24	4.88	875	4.81
$ 5.17 - $ 6.97	1,434	7.25	6.56	915	6.58
$ 6.98 - $ 9.00	3,284	8.28	7.68	1,301	7.66
$ 9.01 - $14.33	1,178	2.68	10.86	1,168	10.87
$14.34 - $16.69	1,196	4.74	15.86	1,196	15.86
$16.70 - $44.50	800	4.55	25.96	805	25.94

	11,086	6.76	$9.10	6,997	$10.72

      As of June 25, 2005, the number of options exercisable was 6.2 million.
      Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of SFAS No. 123(R), which are estimated when compensation costs are recognized. Options with a fair value of $5.5 million and $3.4 million became vested during the first quarter of fiscal years 2007 and 2006, respectively.
      In the first quarter of fiscal year 2006, if we had recorded compensation cost for the Stock Plans based upon the Black-Scholes fair value at the grant date for awards under the Stock Plans consistent with the

CIRRUS LOGIC, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
optional methodology prescribed under SFAS No. 123, the net income and earnings per share would have been as shown below (in thousands, except per share amounts; unaudited):

Three Months Ended

June 25,
2005

Net income as reported	$25,977
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	15
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax related effects	(2,262)

Proforma net income	$23,730

Basic net income per share as reported	$0.30
Proforma basic net income per share	$0.28

Diluted net income per share as reported	$0.30
Proforma diluted net income per share	$0.28
      For purposes of pro forma disclosures, the estimated fair value of the options were amortized to expense over the vesting period (for options) using the accelerated method.
      We estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model using the following additional weighted-average assumptions:

	Three Months Ended

	June 24,	June 25,
	2006	2005

Employee Option Plans:
Expected stock price volatility	40.99%	94.39%
Risk-free interest rate	4.99%	3.70%
Expected life post-vest (in years)	3.61	4.08

Employee Stock Purchase Plan:
Expected stock price volatility	0.00%	50.00%
Risk-free interest rate	0.00%	3.32%
Expected life post-vest (in years)	0	0.5
      In the second quarter of fiscal year 2006, we began to base our expected volatility on implied volatility as management has determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. We establish implied volatility based on market factors in the five days leading up to the grant date. We do not take any post-grant market information into account when establishing implied volatility. The expected life of options granted is based on the historical lives of all options cancelled or exercised and the expected lives of all options outstanding at June 24, 2006. The Company continues to base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends and does not currently intend to pay cash dividends. In accordance with SFAS No. 123(R), the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after March 26, 2006 is recognized in the period the forfeiture estimate is changed.

CIRRUS LOGIC, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
      Using the Black-Scholes option valuation model, the weighted average estimated fair values of employee stock options granted for both the first quarter of fiscal years 2007 and 2006 were $3.08.

Employee Stock Purchase Plan
      In March 1989, we adopted the 1989 Employee Stock Purchase Plan (“ESPP”). As of June 24, 2006, 900,000 shares of common stock were reserved for future issuance under this plan. During the first quarter of fiscal year 2007 and 2006 we issued approximately 26,000 and 189,000 shares, respectively, under the ESPP. In fiscal year 2006, the Board of Directors of the Company approved an amendment to the ESPP eliminating the six-month look back feature of the plan as well as modifying the plan to reduce the discount to 5 percent. This modification became effective for all ESPP options granted under the most recently completed plan period, which ended on June 24, 2006. Therefore, the plan is no longer compensatory. The weighted average estimated fair value for purchase rights granted under the ESPP in the first quarter of fiscal year 2006 was $1.64.

3.	Accounts Receivable
      The following are the components of accounts receivable (in thousands):

	June 24,	March 25,
	2006	2006

	(unaudited)
Gross accounts receivable	$21,656	$21,133
Allowance for doubtful accounts	(138)	(196)

	$21,518	$20,937

4.	Inventories
      Inventories are comprised of the following (in thousands):

	June 24,	March 25,
	2006	2006

	(unaudited)
Work in process	$10,507	$10,662
Finished goods	10,884	8,046

	$21,391	$18,708

5.     Intangibles, net
      The following information details the gross carrying amount and accumulated amortization of our intangible assets (in thousands):

	As of June 24, 2006		As of March 25, 2006

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(unaudited)	(unaudited)
Core Technology	$1,390	$(798)	$1,390	$(759)
License Agreements	440	(253)	440	(240)
Existing Technology	2,730	(2,730)	2,730	(2,686)
Trademarks	320	(320)	320	(320)
Technology Licenses	11,804	(9,990)	11,622	(9,531)

	$16,684	$(14,091)	$16,502	$(13,536)

CIRRUS LOGIC, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
      Amortization expense for all intangibles in the first quarter of fiscal years 2007 and 2006 was $0.6 million and $1.4 million, respectively. The decrease in the amortization expense was the result of the transfer of intangible assets with a gross carrying amount of $49.1 million and accumulated amortization of $44.5 million in connection with the sale of assets to Magnum Semiconductor in the first quarter of fiscal year 2006.
      The following table details the estimated aggregate amortization expense for all of our intangibles as of June 24, 2006 for the remainder of fiscal year 2007 and for each of the five succeeding fiscal years (in thousands; unaudited):

For the remainder of the year ended March 31, 2007	$943
For the year ended March 29, 2008	1,055
For the year ended March 28, 2009	327
For the year ended March 27, 2010	250
For the year ended March 26, 2011	18
For the year ended March 25, 2012	—

6.	Income Taxes
      We realized a net income tax benefit of $0.2 million for the first quarter of fiscal year 2007, compared with a net income tax benefit of $0.4 million for the comparable period of fiscal year 2006. The fiscal year 2007 and 2006 benefits stem primarily from the expiration of the statute of limitations for years in which certain foreign income tax exposures for transfer pricing issues had existed. The fiscal year 2007 benefit is net of non-U.S. income taxes and U.S. alternative minimum tax. Our tax expense for the first quarter of fiscal year 2007 was less than the Federal statutory rate due primarily to the utilization of a portion of our U.S. deferred tax asset, on which there had been placed a full valuation allowance, and the release of certain tax contingency reserves.
      Our taxes payable balance is comprised primarily of tax contingencies that are recorded to address exposures involving tax positions we have taken that are subject to challenge by taxing authorities. Our tax contingencies are established based on past experiences and judgments about potential actions by taxing jurisdictions and solely relate to transfer pricing positions we have taken in a variety of countries in which we operate. The ultimate resolution of these matters may be materially greater or less than the amount that we have accrued.
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
      As of June 24, 2006, we had a remaining accrual from all of our past restructurings of $6.2 million, primarily related to net lease expenses that will be paid over their respective lease terms through fiscal year 2013, along with other anticipated lease termination costs. We have classified $4.5 million of this restructuring accrual as long-term.

CIRRUS LOGIC, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
      The following table details the changes in all of our restructuring accruals during the three months ended June 24, 2006 (in thousands; unaudited):

	March 25,	Charges to	Cash		June 24,
Description	2006	P&L	Payments	Adjustments	2006

Severance — fiscal year 2006	$—	$—	$(58)	$—	$(58)
Facilities abandonment — fiscal year 2006	1,946	—	(110)	—	1,836
Facilities abandonment — fiscal year 2004	4,204	—	(311)	123	4,016
Facilities abandonment — fiscal year 1999	397	—	—	—	397

	$6,547	$—	$(479)	$123	$6,191

8.	Earnings Per Share
      Basic net income per share is based on the weighted effect of common shares issued and outstanding and is calculated by dividing net income by the basic weighted average shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the basic weighted average number of common shares used in the basic net income per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding.
      The weighted average outstanding options excluded from our diluted calculation as of June 24, 2006 and June 25, 2005 were 4,846,000 and 8,718,000 respectively, as they were anti-dilutive.

9.	Legal Matters

Silvaco Data Systems
      On December 8, 2004, Silvaco Data Systems (“Silvaco”) filed suit against us, and others, alleging misappropriation of trade secrets, conversion, unfair business practices, and civil conspiracy. Silvaco’s complaint stems from a trade secret dispute between Silvaco and a software vendor, Circuit Semantics, Inc., who supplied us with certain software design tools. Silvaco alleges that our use of Circuit Semantic’s design tools infringes upon Silvaco’s trade secrets and that we are liable for compensatory damages in the sum of $10 million. Silvaco has not indicated how it will substantiate this amount of damages and we are unable to reasonably estimate the amount of damages, if any.
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

Other Claims
      From time to time, other various claims, charges and litigation are asserted or commenced against us arising from, or related to, contractual matters, intellectual property, employment disputes, as well as other issues. Frequent claims and litigation involving these types of issues are not uncommon in the integrated circuits industry. As to any of these claims or litigation, we cannot predict the ultimate outcome with certainty.

CIRRUS LOGIC, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

10.	Comprehensive Income
      The components of comprehensive income, net of tax, are as follows (in thousands; unaudited):

	Three Months Ended

	June 24,	June 25,
	2006	2005

	(unaudited)
Net income	$7,681	$25,977
Adjustments to arrive at comprehensive income:
Change in unrealized gain (loss) on marketable securities	(118)	127
Reclassification adjustment for realized gains included in net income	(193)	—

Comprehensive income	$7,370	$26,104

11.	Segment Information
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
      Our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources, rather than detailed information at a product line level. Additionally, our product lines have similar characteristics and customers. They share operations support functions such as sales, public relations, supply chain management, various research and development and engineering support, in addition to the general and administrative functions of human resources, legal, finance and information technology. As of June 24, 2006, we have one operating segment with three different product lines.
      In accordance with SFAS 131, below is a summary of our net sales by product line (in thousands; unaudited):

	Three Months Ended

	June 24,	June 25,
	2006	2005

Mixed-signal audio products	$21,606	$23,379
Embedded products	12,635	12,548
Industrial products	10,940	7,766
Video products	—	9,129

	$45,181	$52,822

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion should be read along with the unaudited consolidated condensed financial statements and notes thereto included in Item 1 of this Quarterly Report, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 25, 2006, contained in our 2006 Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding second quarter sales, gross margins, and combined research and development and selling, general and administrative expenses. In some cases, forward-looking statements are identified by words such as “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” “intend” and variations of these types of words and similar expressions are intended to identify these forward-looking statements. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.
      Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in “Item 1A — Risk Factors” in our 2006 Annual Report on Form 10-K. Readers should carefully review these risk factors, as well as those identified in the documents filed by us with the Securities and Exchange Commission, specifically the most recent reports on Form 10-K, 10-Q and 8-K, each as it may be amended from time to time.
      Cirrus Logic (“we,” “us,” “our,” or the “Company”) develops high-precision analog and mixed-signal integrated circuits (“ICs”) for a broad range of consumer and industrial markets. Building on our diverse analog mixed-signal patent portfolio, we deliver highly optimized products for consumer and commercial audio, automotive entertainment and industrial applications. We also provide complete system reference designs based on our technology that facilitate our customers’ ability to bring products to market in a timely and cost-effective manner.
Overview
      We develop high-precision, analog and mixed-signal integrated circuits for a broad range of consumer and industrial markets. Building on our diverse analog mixed-signal patent portfolio, Cirrus Logic delivers highly optimized products for consumer and commercial audio, automotive entertainment and industrial applications. We develop and market ICs and embedded software used by original equipment manufacturers. We also provide complete system reference designs based on our technology that enable our customers to bring products to market in a timely and cost-effective manner.
      During the first quarter of fiscal year 2007, we saw an increase in our mixed-signal audio, embedded product and industrial product revenues from the comparable period of the prior year. Overall, however, we saw a decrease in total revenue from the comparable quarter of fiscal year 2006 due to the absence of $9.1 million in revenues from the digital video product line, a product line we divested on June 30, 2005. Since our divestiture of the video product line assets, we have been able to capitalize on our strengths in analog and mixed-signal IC’s by eliminating costs, improving our gross margins, and increasing our free cash flow.
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
      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated condensed financial statements:

•	For purposes of calculating stock compensation expense under the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R)”), we perform an analysis of current market data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. We use these estimates as variables in the Black Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our Consolidated Condensed Statement of Operations. See Note 2 in the Notes to our Consolidated Condensed Financials Statements contained in “Item 1 — Financial Statements.”

•	Our taxes payable balance is comprised primarily of tax contingencies that are recorded to address exposures involving tax positions we have taken that are subject to challenge by taxing authorities. Our tax contingencies relate to transfer pricing positions we have taken in a variety of countries in which we operate. The ultimate resolution of these matters may be materially greater or less than the amount that we have accrued. See Note 6 in the Notes to our Consolidated Condensed Financial Statements contained in “Item 1 — Financial Statements.”

•	We provide for the recognition of deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes,” if realization of such assets is more likely than not. We have provided a valuation allowance equal to our net U.S. deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis. In the event we are able to determine that it is more likely than not that we will realize some or all of our U.S. deferred tax assets, then an adjustment to the deferred tax asset would increase either income or contributed capital in the period such determination was made. See Note 6 in the Notes to our Consolidated Condensed Financial Statements contained in “Item 1 — Financial Statements.”

•	Inventories are recorded at the lower of cost or market, with cost being determined on a first-in, first-out basis. We write down inventories to net realizable value based on forecasted demand, management judgment and the age of inventory. Actual demand and market conditions may be different from those projected by management, which could have a material effect on our operating results and financial position. See Note 4 in the Notes to our Consolidated Condensed Financial Statements contained in “Item 1 — Financial Statements.”

•	Restructuring charges for workforce reductions and facilities consolidations reflected in the accompanying financial statements were accrued based upon specific plans established by management, in accordance with Emerging Issues Task Force No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” or SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” depending upon the time of the restructuring activity. We use an estimated borrowing rate as the discount rate for all of our restructuring accruals made under SFAS 146. Our facilities consolidation accruals are based upon our estimates as to the length of time a facility would be vacant, as well as the amount of sublease income we would receive once we sublet the facility, after considering current and projected market conditions. Changes in these estimates could result in an adjustment to our restructuring accruals in a future quarter, which could have a material effect on our operating results and financial position. See Note 7 in the Notes to our Consolidated Condensed Financial Statements contained in “Item 1 — Financial Statements.”

•	Our available-for-sale investments, non-marketable securities and other investments are subject to a periodic impairment review pursuant to Emerging Issues Task Force 03-1 (“EITF 03-1”): The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment and actual results may be materially different than our estimate. Marketable securities are evaluated for impairment if the decline in fair value below cost basis is significant and/or has lasted for an extended period of time. Non-marketable securities or other investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. For investments accounted for using the cost method of accounting, we evaluate information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of the investment. This list is not all inclusive and we weigh all quantitative and qualitative factors in determining if an other-than-temporary decline in value of an investment has occurred. When a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period’s operating results to the extent of the decline. Actual values could be different from those estimated by management, which could have a material effect on our operating results and financial position.

•	We evaluate the recoverability of property and equipment and intangible assets in accordance with Statement of Financial Accounting Standard No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” We test for impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. An impairment loss is recognized in the event the carrying value of these assets exceeds the fair value of the applicable assets. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, which could have a material effect on our operating results and financial position. See Note 5 in the Notes to our Consolidated Condensed Financial Statements contained in “Item 1 — Financial Statements.”

•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We regularly evaluate our allowance for doubtful accounts based upon the age of the receivable, our ongoing customer relations, as well as any disputes with the customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which could have a material effect on our operating results and financial position. Additionally, we may maintain an allowance for doubtful accounts for estimated losses on receivables from customers with whom we are involved in litigation. See Note 3 in the Notes to our Consolidated Condensed Financial Statements contained in “Item 1 — Financial Statements.”

•	We are subject to the possibility of loss contingencies for various legal matters. See Note 9 in the Notes to our Consolidated Financial Statements contained in “Item 1 — Financial Statements.” We regularly evaluate current information available to us to determine whether any accruals should be made based on the status of the case, the results of the discovery process and other factors. If we ultimately determine that an accrual should be made for a legal matter, this accrual could have a material effect on our operating results and financial position and the ultimate outcome may be materially different than our estimate.

Results of Operations
      The following table summarizes the results of our operations for the first quarter of fiscal years 2007 and 2006 as a percent of net sales. All percent amounts were calculated using the underlying data in thousands, unaudited:

	Three Months
	Ended

	June 24,	June 25,
	2006	2005

Mixed-signal audio products	48%	44%
Embedded products	28%	24%
Industrial products	24%	15%
Video products	0%	17%

Net sales	100%	100%
Cost of sales	40%	48%
Gross Margin	60%	52%

Research and development	26%	26%
Selling, general and administrative	25%	27%
Litigation settlement, net	0%	(47)%

Total operating expenses	51%	6%

Income from operations	9%	46%

Realized gain on marketable securities	1%	1%
Interest income, net	7%	2%
Other income (expense), net	0%	0%

Income before income taxes	17%	49%
Benefit for income taxes	0%	0%

Net income	17%	49%

Net Sales
      Net sales for the first quarter of fiscal year 2007 decreased $7.6 million to $45.2 million from $52.8 million from the first quarter of fiscal year 2006. Industrial products net sales increased $3.2 million, or 41 percent, during the first quarter of fiscal year 2007 from the comparable quarter of the prior fiscal year due in large part to an increase in demand for seismic and industrial measurement products. Net sales from our Mixed-Signal products declined $1.8 million, or 8 percent, due primarily to a decrease in demand for certain digital-to-analog converter products used in low end DVD players. Revenues in the first quarter of fiscal year 2006 included $9.1 million in revenue from the digital video product line, a product line divested on June 30, 2005.
      Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 66 percent and 71 percent of net sales during the first quarter of fiscal years 2007 and 2006, respectively.
      Our sales are denominated primarily in U.S. dollars. As a result, we have not entered into foreign currency forward exchange and option contracts.
      During the first quarter of fiscal year 2007, Avnet, Inc., a distributor, represented 28 percent of our net sales. During the first quarter of fiscal year 2006 Avnet, Inc. (formerly Memec Group Holdings Limited) and LG Electronics, an end customer, represented 22 percent and 11 percent of our net sales, respectively.

      We expect our net sales to range between $47 million and $50 million for the second quarter of fiscal year 2007.

Gross Margin
      Gross margin was 60.1 percent in the first quarter of fiscal year 2007, up from 51.7 percent in the first quarter of fiscal year 2006. The largest driver of the increase in gross margin related to changes in product mix primarily from the divestiture of the digital video product line, which tended to have lower margins. Additionally, we experienced growth in revenues from the Industrial product line, which tends to generate higher average margins. Gross margins in the first quarter of fiscal year 2006 were negatively impacted by the digital video product line, which had low gross margins and represented 17.3 percent of total revenue. During the first quarter of fiscal year 2007, the sale of products that had been written down in prior periods contributed approximately $0.7 million, or 2.7 percent of gross margin, compared to a 3.3 percent contribution in the first quarter of fiscal year 2006.
      We expect our gross margin to range between 58 percent and 60 percent for the second quarter of fiscal year 2007.

Research and Development Expense
      Research and development expense for the first quarter of fiscal year 2007 of $11.7 million decreased approximately $2.0 million from $13.7 million in the first quarter of fiscal year 2006. This decrease was primarily due to reduced salaries and benefits costs resulting from reductions in headcount from the prior fiscal year primarily associated with the divestiture of the digital video product line assets. With the adoption of SFAS 123(R), research and development expenses for the first quarter of fiscal year 2007 also included $0.5 million of stock compensation expense.

Selling, General and Administrative Expense
      Selling, general and administrative expense in the first quarter of fiscal year 2007 of $11.2 million decreased by $3.1 million from $14.3 million in the first quarter of fiscal year 2006. This decrease was due to the absence in the first quarter of fiscal year 2007 of a charge taken to facilities expense for a loss contingency on sub-leases entered into during the first quarter of fiscal year 2006 as we sub-leased excess office space for less than our current rent obligations. This decrease was partially offset by $0.8 million in compensation expense recognized in the first quarter of fiscal year 2007 as a result of our adoption of SFAS 123(R).
      We expect our combined research and development and selling, general and administrative expenses to be between $23.5 million and $24.5 million for the second quarter of fiscal year 2007. This estimate includes approximately $1.4 million of stock compensation expense.

Realized Gain on Marketable Equity Securities
      During the first quarter of fiscal year 2007, we realized a gain of $0.2 million related to the sale of an investment in Prudential Financial, Inc. During the first quarter of fiscal year 2006, we realized a gain of $0.4 million related to the sale of our investment in Silicon Laboratories, Inc., which resulted from their acquisition of Cygnal Integrated Products, Inc.

Interest Income
      Interest income was $3.0 million for the first quarter of fiscal year 2007 and $1.1 million for the first quarter of fiscal year 2006. The increase of $1.9 million was primarily due to increased cash and cash equivalent balances on which interest is earned coupled with higher rates of return on our investment portfolio.

Income Taxes
      We realized a net income tax benefit of $0.2 million for the first quarter of fiscal year 2007, compared with a net income tax benefit of $0.4 million for the comparable period of fiscal year 2006. The fiscal years 2007 and 2006 benefits stem from the expiration of the statute of limitations for years in which certain foreign income tax exposures for transfer pricing issues had existed. The fiscal year 2007 benefit is net of non-U.S. income taxes and U.S. alternative minimum tax. Our tax expense for the first quarter of fiscal year 2007 was less than the Federal statutory rate due primarily to the utilization of a portion of our U.S. deferred tax asset, on which there had been placed a full valuation allowance, and the release of certain tax contingency reserves.
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

New Accounting Pronouncements
      Effective March 26, 2006, the beginning of our fiscal year 2007, the Company adopted the provisions of SFAS No. 123(R) and, in doing so, consulted the guidance provided in SAB No. 107. The Company previously accounted for awards granted under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. Prior to the adoption of SFAS No. 123(R), based on the terms of the equity awards granted to employees, the Company valued awards under the provisions of APB No. 25 and, therefore, did not recognize any compensation related expenses related to these awards.
      In making the transition to this new accounting standard, the Company chose to use the modified prospective approach. Under the modified prospective method of adoption for SFAS No. 123(R), the compensation cost recognized by the Company beginning in fiscal year 2007 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of March 26, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to March 26, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Using this approach had no effect on our prior period financial statements.
      As of June 24, 2006, there was $8.4 million of total unrecognized compensation costs related to stock options granted under the Stock Plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.4 years.

Recently Issued Accounting Pronouncements
      In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective for the Company beginning April 1, 2007. The Company is in the process of determining the effect, if any, that the adoption of FIN No. 48 will have on its financial statements.
Liquidity and Capital Resources
      During the first quarter of fiscal year 2007, we generated approximately $5.5 million of cash and cash equivalents from operating activities. Operating cash flows in this quarter included a $1.4 million non cash adjustment for stock compensation expense recognized under SFAS 123(R). The primary increase in cash from operations was related to the cash components of our net income, partially offset by a decrease in accounts payable of $2.2 million coupled with increases in accounts receivable and net inventory of $0.6 million and $2.7 million, respectively. In the comparable period of fiscal year 2006, we generated approximately $34.3 million of cash and cash equivalents in our operating activities primarily due to a $25 million settlement of our Fujitsu litigation coupled with a large decrease in our inventory of $7.1 million.
      Net cash used in investing activities was $22.9 million during the first quarter of fiscal year 2007. This was primarily the result of the purchase of $52.1 million of available-for-sale securities offset by the sale of $29.9 million in available-for-sale securities. Purchases of property and equipment and technology licenses amounted to $0.6 million during the quarter. During the first quarter of fiscal year 2006, we used approximately $24.6 million in cash for investing activities, primarily related to the purchase of certain available-for-sale securities of $65.6 million, partially offset by the sale and maturity of certain available-for-sale securities of $42.0 million along with purchases of property and equipment and technology licenses totaling $0.7 million.
      We generated $3.8 million and $1.1 million in cash from financing activities during the first quarter of fiscal years 2007 and 2006, respectively, due to the issuance of common stock in connection with option exercises and our employee stock purchase plan.
      As of June 24, 2006, we have restricted cash of $5.7 million which primarily secures certain obligations under our lease agreement for the headquarters and engineering facility in Austin, Texas.
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
      We are exposed to market risks associated with interest rates on our debt securities and currency movements on non-U.S. dollar denominated assets and liabilities. We assess these risks on a regular basis and have established policies to protect against the adverse effects of these and other potential exposures. There have been no significant changes in our interest or foreign exchange risk since we filed our 2006 Annual Report on Form 10-K on May 25, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure control and procedures
      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the CEO and the Chief Financial Officer (“CFO”) concluded that, as of June 24, 2006, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our controls and procedures are effective in timely alerting them to material information required to be included in this report.

Changes in control over financial reporting
      There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II

ITEM 1.	LEGAL PROCEEDINGS

Silvaco Data Systems
      On December 8, 2004, Silvaco Data Systems (“Silvaco”) filed suit against us, and others, alleging misappropriation of trade secrets, conversion, unfair business practices, and civil conspiracy. Silvaco’s complaint stems from a trade secret dispute between Silvaco and a software vendor, Circuit Semantics, Inc., who supplied us with certain software design tools. Silvaco alleges that our use of Circuit Semantic’s design tools infringes upon Silvaco’s trade secrets and that we are liable for compensatory damages in the sum of $10 million. Silvaco has not indicated how it will substantiate this amount of damages and we are unable to reasonably estimate the amount of damages, if any.
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

ITEM 1A.	RISK FACTORS
      In evaluating all forward-looking statements, readers should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements. Various risk factors associated with our business are included in our Annual Report on Form 10-K for the fiscal year ended March 25, 2006, as filed with the U.S. Securities and Exchange Commission on May 25, 2006 and available at www.sec.gov. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 25, 2006.

ITEM 6.	EXHIBITS
      (a) Exhibits.

3.1		Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998.(1)

3.2		Agreement and Plan of Merger, filed with the Delaware Secretary of State on February 17, 1999.(1)

3.3		Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock, filed with the Delaware Secretary of State on March 30, 1999.(1)

3.4		Amended and Restated Bylaws of Registrant.(2)

3.5		Certificate of Elimination dated May 26, 2005.(3)

10.19		Employment Agreement by and between Registrant and Gregory S. Thomas dated May 24, 2006.(4)

31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Form 10-Q.

(1)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 22, 2001.

(2)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the Commission on September 21, 2005.

(3)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 26, 2005, filed with the Commission on May 27, 2005.

(4)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 25, 2006, filed with the Commission on May 25, 2006.

SIGNATURE
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRRUS LOGIC, INC.

Date: July 28, 2006	By: /s/ John T. Kurtzweil John T. Kurtzweil Chief Financial Officer