Form 10-K/A
period 2006-03-25
CIRRUS LOGIC INC
filed 2007-04-18
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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
Common Stock, $0.001 Par Value
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. YES ☑ NO ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
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
     As of March 31, 2007, the number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 88,163,467.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain information contained in the registrant’s proxy statement for its annual meeting of stockholders held on July 28, 2006 is incorporated by reference in Part III of this Amended Annual Report on Form 10-K/A.

EXPLANATORY NOTE
     Cirrus Logic, Inc. (“Cirrus,” “We,” “Us,” “Our,” or the “Company”) is filing this Amendment No.1 (“Form 10-K/A”) to our annual report on Form 10-K for the fiscal year ended March 25, 2006 (“the Original Filing”) as filed with the Securities and Exchange Commission (the “Commission”) on May 25, 2006 to restate our:
•	Consolidated balance sheets for the fiscal years ended March 25, 2006 and March 26, 2005;
•	Consolidated statements of operations, stockholders’ equity and cash flows for the fiscal years ended March 25, 2006, March 26, 2005 and March 27, 2004;
•	Unaudited quarterly financial data for each of the quarters in the fiscal years ended March 25, 2006 and March 26, 2005;
•	Selected financial data as of and for the fiscal years ended March 25, 2006, March 26, 2005, March 27, 2004, March 29, 2003 and March 30, 2002; and
•	Related disclosures.
     These items are being restated to reflect the recognition of $32.4 million in additional share-based compensation expense resulting from the investigation of past stock grants to non-employee directors, executive officers and employees as described below in this Explanatory Note. Within stockholder’s equity, additional paid in capital increased by $32.3 million and accumulated deficit increased by $32.4 million. The restatement had no net effect on the totals of operating, investing and financing cash flows in the consolidated statement of cash flows. A detailed discussion of the financial effects of these matters is also included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements” and Note 1A, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.
     We are making the restatement in accordance with generally accepted accounting principles to record the following:
•	Non-cash share-based compensation expense for grants recorded with incorrect measurement dates; and
•	certain share-based compensation expenses related to the extension of the post-service exercise or vesting period for stock options of terminated employees; and
•	Related tax effects for these items.
     We will also separately amend our quarterly report on Form 10-Q for the three months ended June 24, 2006. Other previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q affected by the restatements have not been amended and should not be relied upon. Further, all reports of our registered public accounting firm, all earnings press releases, and all similar communications for the restated periods should not be relied upon. All information in this Form 10-K/A is as of March 25, 2006 and does not reflect events occurring after the date of the Original Filing, other than the restatement and updating of certain disclosures affected by events related to the results of the investigation of the company’s historical stock option grants. For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety, as amended and modified to reflect the restatement. The following items have been amended principally as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby as a result of the restatement:
Part I — Item 1: Business
Part I — Item 1A: Risk Factors;
Part II — Item 6: Selected Consolidated Financial Data;
Part II — Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations;
Part II — Item 8: Financial Statements and Supplementary Data, including the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements; and
Part II – Item 9A: Controls and Procedures.
     This Form 10-K/A also includes an updated Exhibit 23.1 Consent of Independent Registered Public Accounting Firm and, in accordance with applicable Commission rules, updated certifications from our Acting President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as Exhibits 31.1, 31.2, 32.1 and 32.2.

Review of Consolidated Financial Statements Based on Review of Stock Option Practices
Background Investigation
     Our decision to restate our Consolidated Financial Statements was based on the results of a voluntary internal review and independent investigation into past stock option granting practices. In October 2006, we announced that an internal review of past practices related to grants of stock options had revealed information that raised potential questions about the dates used to account for certain stock option grants. We also announced that, at the recommendation of the Audit Committee of the Company’s Board of Directors (the “Board”), the Board appointed an independent director to serve as a Special Committee to conduct an investigation into our historic stock option granting practices.
     The Special Committee retained independent legal counsel to assist in the investigation. During the eight-month investigation, the Special Committee and its independent counsel, assisted by independent forensic accountants, reviewed the facts and circumstances surrounding stock option grants made to executive officers, employees and non-employee directors, searched relevant physical and electronic documents and interviewed current and former directors, officers and employees. This review included an examination of all stock option grants from January 1, 1997 to December 31, 2006, encompassing approximately 42.3 million stock options granted to employees and non-employee directors on 148 different grant dates. The Special Committee’s legal and accounting advisors identified, preserved, collected, and reviewed over 104 gigabytes of electronic information, including approximately 1.6 million pages of electronic and hard copy files, and conducted 25 interviews of current and former employees and members of the Board.
     In March 2007, we announced that the Special Committee had reported its principal findings to the Board relating to the above investigation. Based on the report of the Special Committee and on management’s preliminary conclusions and recommendations, the Board concluded that incorrect measurement dates were used for financial accounting purposes for certain stock options granted between January 1, 1997 and December 31, 2005. We disclosed the fact that the anticipated non-cash charges required to correct the discrepancy would be material and that we expected to restate our financial statements for fiscal years 2001 through 2006 and for the first quarter of fiscal year 2007. Accordingly, we announced that based on the findings of the Special Committee, and the recommendations of management and the Audit Committee, the Board had concluded that the financial statements, related notes and selected financial data and all financial press releases and similar communications issued by us and the related reports of the Company’s independent registered public accounting firm relating to fiscal years 2001 through 2006, and the first fiscal quarter of 2007, should no longer be relied upon.
     As a result of the findings of the Special Committee detailed below, the Company has recognized $32.4 million in additional share-based compensation expense arising from stock grants to executive officers and employees. Of this amount, approximately $9.3 million related to options granted to executive officers who, at the time of the grant, were subject to the reporting requirements under Section 16 of the Exchange Act of 1934. The Special Committee arrived at the following principal findings with respect to the stock option practices of the Company:
•	The Company’s stock plan administrative deficiencies between January 1, 1997 and December 31, 2005 led to a number of misdated option grants.
o	New hire and other promotion and retention option grants were generally made the first Wednesday of each month through the use of unanimous written consents (“UWCs”) of the Company’s Compensation Committee. However, prior to January 2006, many of these monthly grants were misdated, as grant dates were routinely established before the receipt of all the signed UWCs authorizing those grants. Of the $32.4 million in additional share-based compensation expense, $6.1 million related to these types of errors.
o	Many other off-cycle and broad-based annual option grants that were granted through Board or Compensation Committee resolutions were also misdated due to administrative issues in that grant dates were sometimes established before the list of option award recipients had been finalized. Of the $32.4 million in additional share-based compensation expense, $4.3 million related to these types of errors.
o	Beginning in late 2002, the Company formally documented and updated its existing processes and procedures with respect to the granting of options. In 2005, the Company further refined the process and, in 2006, a formal written policy was approved by the Compensation Committee.
o	Approximately 97% of the potential stock-based compensation charges identified as a result of the Special Committee investigation resulted from grants that were made prior to December 31, 2002.

•	Prior to 2003, the limited controls and the lack of definitive processes for stock option granting and approval allowed for potential abuse, including the use of hindsight, in the establishment of more favorable grant dates for certain options.
o	The Special Committee identified three grant dates prior to 2003 on which three management-level employees received new-hire option grants on dates other than when they began rendering services to the Company. Of the $32.4 million in additional share-based compensation expense, $1.4 million related to these types of errors.
o	The grant date for one grant in 2000 is different from the date the grant appears to have been approved by the Board. While no definitive evidence has been identified to clarify this inconsistency, the selected grant date was at a lower closing stock price than the price on the date of apparent board approval.
o	Based on the evidence developed in the investigation, the Special Committee believes that certain executive officers had knowledge of and participated in the selection of three grant dates for broad-based employee option grants in the 2000 through 2002 timeframe, either with hindsight or prior to completing the formal approval process. Of the $32.4 million in additional share-based compensation expense, $12.0 million related to these types of errors.
o	The executive officers involved in the option grant process prior to 2003, and in particular the grants described above in the 2000 through 2002 timeframe, were no longer with the Company as of the date the Special Committee reported its findings to the Board with the exception of David D. French, the Company’s President and Chief Executive Officer.
o	In light of the findings, as of March 5, 2007, David D. French resigned as President and Chief Executive Officer and as a director of the Company. The Company has entered into a resignation agreement with Mr. French.
•	The Special Committee believes that Mr. French was significantly involved in the grant approval process for certain grants and that he influenced the grant process with a view toward the stock price, and therefore the selection of grant dates, through his control over how quickly or slowly the process was completed. However, the Special Committee does not believe that Mr. French appreciated the significance of the procedural inadequacies or the accounting implications of the grant approval process or grant date selections, or that he was advised by his executive staff of any such inadequacies or implications.
•	The Special Committee did not find any irregularities associated with any grants to independent directors or the Company’s two broad-based options exchanges during the relevant period.
•	The Special Committee found no documentary or testimonial evidence that the Company’s independent directors were aware of any attempts by the Company’s executive officers to backdate or to otherwise select a favorable grant date, and consequently, had no reason to and did not believe that the accounting or other disclosures were inaccurate.
•	The Special Committee further found that the evidence indicates that the independent directors relied upon management to ensure that the Board and Compensation Committee’s grant approvals complied with the Company’s stock option plans and applicable laws and accounting rules.
     Based on the results of its investigation, the Special Committee has recommended a number of remedial actions. The Company is currently reviewing these recommendations and developing and implementing a remediation plan associated with historical stock option grants and the grant of future equity awards. Based on its review of the Special Committee’s findings, the Company does not believe that, in the few instances when stock grant dates were selected by management either with hindsight or prior to receiving all required approvals, that any employee, who at the time of the grant was an executive officer, has exercised or realized any financial gain from those grants.
     Subsequent to our press release dated March 2, 2007, the Company identified two other issues based upon the findings of the Special Committee that led to an increase of $8.6 million in additional share-based compensation expense recognized in the consolidated financial statements in excess of the previous estimate of $22 million to $24 million. These issues are described as follows:
•	Our previous estimate should have included the intrinsic value of 1.8 million options canceled in relation to a Company wide option exchange in fiscal year 2003, which led to an increase in share-based compensation expense. Under EITF 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44,” Issue 37(a), the compensation cost measured on the original grant date of the re-priced stock option grants that remained unrecognized at the time of the option exchange should have been immediately recognized as expense on the day of the exchange and included in our original estimate. Of the $8.6 million in additional share-based compensation expense beyond our previous estimate, $6.5 million related to the correction of this error.
•	Our previous estimate should have included certain share-based compensation expenses related to certain modifications to the terms of stock options grants for certain individual employees at the time of their termination. Of the $8.6 million in additional share-based compensation expense beyond our previous estimate, $2.1 million related to correction of these types of errors.
     As of the date of this filing, the Company has paid a total of approximately $2.9 million to independent legal counsel, independent forensic accountants, and our independent registered public accounting firm in connection with the eight month investigation into past stock option granting practices.
Share-Based Compensation Summary
     In accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” our restated consolidated financial statements reflect additional compensation expense to the extent the market value of a share of our common stock on the correct measurement date exceeded the exercise price of the option. The additional non-cash compensation expense was amortized over the required service period, generally over the vesting periods of the respective grants. The following shows the share-based compensation adjustments and the related tax effects of all adjustments for fiscal years 2002 through 2006. The decrease in net income for each type of adjustment is as follows (in thousands):

	Net Income	Non-cash Stock
	(Loss)	Compensation			Net Income
	[Previously	Expense	Tax Effect of	Total	(Loss)
	Reported]	Adjustment	Adjustment	Adjustments	[Restated]
Fiscal Year 2002	$(206,079)	$(9,799)	$-	$(9,799)	$(215,878)
Fiscal Year 2003	(199,213)	(6,986)	-	(6,986)	(206,199)
Fiscal Year 2004	46,503	(3,655)	-	(3,655)	42,848
Fiscal Year 2005	(13,388)	(108)	-	(108)	(13,496)
Fiscal Year 2006	54,145	(1,719)	-	(1,719)	52,426
     The effect that these adjustments had on diluted earnings per share for the fiscal years 2002 to 2006 is as follows:

	Earnings (Loss)		Earnings
	Per Share		(Loss) Per
	[Previously		Share
	Reported]	Adjustments	[Restated]
Fiscal Year 2002	$(2.66)	$(0.13)	$(2.79)
Fiscal Year 2003	(2.39)	(0.08)	(2.47)
Fiscal Year 2004	0.54	(0.04)	0.50
Fiscal Year 2005	(0.16)	(0.00)	(0.16)
Fiscal Year 2006	0.62	(0.02)	0.60
     A summary of the cumulative effect on the components of stockholders’ equity resulting from the restatement of share-based compensation as of March 29, 2003 and for each subsequent fiscal year thereafter is as follows (in thousands):

			Unearned	Net Impact to
	Paid-in	Retained	Deferred	Stockholders’
Adjustments to Stockholder’s Equity	Capital	Earnings	Compensation	Equity
Fiscal Year 2003 & Prior	29,392	(26,941)	(3,786)	(1,335)
Fiscal Year 2004	2,109	(3,655)	1,487	(59)
Fiscal Year 2005	(481)	(108)	1,452	863
Fiscal Year 2006	1,592	(1,719)	514	387

Cumulative effect through Fiscal Year 2006	$32,612	$(32,423)	$(333)	$(144)

     The net impact to Stockholder’s Equity detailed above was completely offset by a change in other accrued liabilities for each period presented. These were the only adjustments made to our consolidated balance sheet as a result of the restatement. The net book value of our deferred tax assets did not change as a result of the restatement as we continue to provide a full valuation allowance against them. The net book value of our inventory did not change due to the fact that the amount of the additional share-based compensation expense required to be capitalized as inventory was negligible.

     The incremental effect of recognizing additional share-based compensation expense resulting from grants with incorrect measurement dates is as follows (in thousands):

	Pre-Tax	After-Tax
	Expense	Expense
Fiscal Year 1998	326	326
Fiscal Year 1999	2,083	2,083
Fiscal Year 2000	2,100	2,100
Fiscal Year 2001	5,647	5,647
Fiscal Year 2002	9,799	9,799
Fiscal Year 2003	6,986	6,986

Total 1998 – 2003 effect	26,941	26,941

Fiscal Year 2004	3,655	3,655
Fiscal Year 2005	108	108
Fiscal Year 2006	1,719	1,719

	5,482	5,482

	$32,423	$32,423

Litigation Summary
     On January 5, 2007, a purported stockholder filed a derivative lawsuit in state district court in Travis County, Texas against current and former officers and directors of Cirrus Logic and against the Company, as a nominal defendant, alleging various breaches of fiduciary duties, conspiracy, improper financial reporting, insider trading, violations of the Texas Securities Act, unjust enrichment, accounting, gross mismanagement, abuse of control, rescission, and waste of corporate assets related to certain prior grants of stock options by the Company. Our response to the lawsuit is currently due on April 20, 2007.
     On March 19, 2007, another purported stockholder filed a derivative lawsuit related to the Company’s prior stock option grants in the United States District Court for the Western District of Texas – Austin Division against current and former officers and directors of Cirrus Logic and against the Company, as a nominal defendant. The individual defendants named in this lawsuit overlap, but not completely, with the state suit. The lawsuit alleges many of the causes of action alleged in the Texas state court suit, but also includes claims for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5, violations of Section 14(a) of the Exchange Act and violations of Section 20(a) of the Exchange Act. On April 10, 2007, we filed a motion to dismiss the complaint on the grounds that the plaintiff was supposed to make demands on the Board before filing the lawsuit. The plaintiff has not filed a response and no hearing before the court is currently set on the motion to dismiss.
     On March 30, 2007, a different purported stockholder filed a nearly identical derivative lawsuit to the March 19, 2007 derivative lawsuit in the United States District Court for the Western District of Texas – Austin Division with identical allegations against the same defendants. We are currently evaluating this plaintiff’s claims.

CIRRUS LOGIC, INC.
FORM 10-K/A
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
     We maintain a Web site with the address www.cirrus.com. We are not including the information contained on our Web site as a part of, or incorporating it by reference into, this Amended Annual Report on Form 10-K/A. We make available free of charge through our Web site our Amended Annual Reports on Form 10-K/A, our Amended Quarterly Reports on Form 10-Q/A, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”). To receive a free copy of this Form 10-K/A, please forward your written request to Cirrus Logic, Inc., Attn: Investor Relations, 2901 Via Fortuna, Austin, Texas 78746, or via email at InvestorRelations@cirrus.com.
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
MIXED-SIGNAL AUDIO PRODUCTS
     We are a recognized leader in analog and mixed-signal audio converter technologies that enable today’s new consumer, professional and automotive entertainment products. Our products include analog-to-digital converters (“ADCs”), digital-to-analog converters (“DACs”), chips that integrate ADCs and DACs into a single IC, otherwise known as coder-decoders (“CODECs”), digital interface ICs, and volume and digital amplifiers controllers. Our broad portfolio of approximately 275 active proprietary products includes the following products, which have been added in the past fiscal year:
▪	the CS42L51 low-power stereo audio CODEC for portable consumer applications;

▪	the CS52L21 low-power stereo ADC for portable consumer applications;

▪	the CS4361 entry-level six channel audio DAC for consumer and automotive audio applications;

▪	the CS4270 stereo audio CODEC for entry and mid-tier consumer and automotive audio applications;

▪	the CS4364/84 six- and eight-channel DACs for consumer and automotive audio applications;

▪	the CS5364/66/68 multi channel ADC for professional audio applications;

▪	the CS5343/44 stereo ADC for consumer and automotive audio applications; and

▪	the CS3308/18 analog volume control for professional and high-end consumer audio applications.

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
     Our analog and mixed-signal audio converters support a customer base featuring such leading companies as Apple, BBK, Bose, Creative, Harman Kardon, iRiver, Korg, LG Electronics, Marantz, Panasonic, Philips, Sony, Samsung and Scientific-Atlanta. Key competitors to Cirrus Logic in this product line include Wolfson Microelectronics, AKM, Texas Instruments/Burr Brown, Analog Devices and Maxim.
INDUSTRIAL PRODUCTS
     We provide high-precision analog and mixed-signal ICs for industrial measurement applications. We have more than 150 active proprietary products which include ADCs, DACs, successive approximation register (“SAR”) converters and amplifier ICs. Our products are used in a wide array of high-precision, industrial measurement applications including industrial process control, analytical and medical instruments, consumer utility, digital power meters and seismic systems. New additions to our proprietary product portfolio in the past fiscal year include:
▪	the CS5373A seismic IC, which integrates a high-precision Delta Sigma modulator and a seismic test DAC into a single IC;

▪	the CS5461A and CS5463 power meter ICs for digital power measurement applications for emerging global markets; and

▪	the CS5464 and CS5467 power meter ICs targeting market-specific requirements in India and Japan, respectively.
     We have a wide-ranging industrial customer base including Actaris, Elymer, Hydroscience, Input/Output, Itron Electric Metering, Mettler-Toledo, National Instruments, and Schlumberger. Our key competitors in industrial applications include Analog Devices, Texas Instruments/Burr Brown, Maxim and Linear Technologies.
EMBEDDED PRODUCTS
     We provide a wide variety of embedded processor technologies for consumer and industrial markets. These embedded processors include audio DSPs primarily targeted at consumer audio applications, ARM7- and ARM9-based embedded processors focused on industrial applications, CobraNetTM -enabled controller and audio system processor ICs for commercial and professional audio markets, and Ethernet MACs and T1/E1 line interface units. We offer advanced ICs combined with innovation in software solutions, providing our customers features that differentiate their products against their competitors. We offer a family of 24- and 32-bit audio DSPs targeted at a wide range of applications such as audio/video receivers, automotive entertainment, set-top boxes, digital televisions and DVD receivers. In addition, we provide our customers standard audio algorithms, as well as proprietary audio enhancement algorithms, such as Intelligent Room Calibration software.
     In the general-purpose processor segment, our ARM family of processors offers a highly integrated 32-bit System-On-A-Chip solution with a wide array of price-performance-integration points for industrial applications. These embedded processors support popular third-party software such as Linux and WinCE Net™.
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

          New embedded products introduced in the last fiscal year include:
▪	DSP Conductor, a unique software tool designed to streamline audio features programming for users of the CS496XXX family of audio systems processors featuring CobraNet technology; and

▪	A reference design in collaboration with Genesis Microchip for high-definition audio/video receivers, featuring Cirrus Logic’s CS495XX family of audio DSPs.
     Our embedded product customers include Bose, eTronics, Harman Kardon, Hitachi, Kenwood, Logitech, Marantz, Onkyo, Panasonic, Pioneer, RCA/Thomson S.A., Sharp and Sony. Our competitors in embedded product solutions include Analog Devices, Texas Instruments/Burr Brown, Freescale Semiconductor, Samsung, Realtek, ATMEL and IDT.
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
Research and Development
     We concentrate our research and development efforts on the design and development of new products for each of our principal markets. We also fund certain advanced-process technology development, as well as other emerging product opportunities. Expenditures for research and development in fiscal years 2006, 2005, and 2004, were $45.8 million, $80.5 million, and $92.0 million, respectively. These amounts include amortization of acquired intangibles of $1.4 million $13.7 million, and $14.4 million, in fiscal years 2006, 2005, and 2004, respectively. Our future success is highly dependent upon our ability to develop complex new products, to transfer new products to volume production in a timely fashion, to introduce them to the marketplace ahead of the competition and to have them selected for design into products of systems manufacturers. Our future success may also depend on assisting our customers with integration of our components into their new products, including providing support from the concept stage through design, launch and production ramp.
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
Item 1A. Risk Factors Affecting Our Business and Prospects
     This Annual Report on Form 10-K/A and other documents we file with the Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, business, beliefs, and assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, web casts, phone calls, and conference calls. Words such as “expect,” “anticipate,” “outlook,” “forecast,” “could,” “project,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We describe our respective risks, uncertainties, and assumptions that could affect the outcome or results of operations below.
     We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecasted by our forward looking statements. Reference is made in particular to forward looking statements regarding growth strategies, industry trends, financial results, cost reduction initiatives, acquisition synergies, manufacturing strategies, product development and sales, regulatory approvals, and competitive strengths. Past financial performance should not be considered to be a reliable indicator of future performance, and you should not use historical trends to anticipate results or trends in future periods. Except as required under the federal securities laws, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.
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
Despite our efforts to make appropriate judgments in determining the correct measurement dates for our stock option grants, the Securities and Exchange Commission may disagree with our reporting or we may discover additional information in the future concerning the appropriate measurement dates. Therefore, a risk exists that we may have to further restate our prior financial statements.
     As described in the Explanatory Note immediately preceding Part I in this Form 10-K/A, as a result of the internal review and independent investigation relating to our past stock option granting practices, the Board has concluded, and management agrees, that incorrect measurement dates were used for financial accounting purposes for stock option grants made in certain prior periods. As a result, we have recorded additional non-cash share-based compensation expense, and related tax effects, with regard to certain past stock option grants, and we have restated certain previously filed financial statements included in this Form 10-K/A. While we believe that we have made appropriate judgments in determining the correct measurement dates for our stock option grants, the Commission may disagree with the manner in which we have accounted for and reported the financial impact or we may discover additional information concerning appropriate measurement dates. Accordingly, we may be required to further restate our prior financial statements, amend prior filings with the Commission or take other actions not currently contemplated.
Our operating results for fiscal year 2006 and prior periods have been materially impacted by the results of the voluntary review of our past stock option granting practices. Any related action by a governmental agency could result in civil or criminal sanctions. Such matters and civil litigation relating to our historical option practices or our restatement of our financial statements could result in significant costs and the diversion of attention of our management and other key employees, which could have an adverse effect on us.
     On October 26, 2006, we received an informal request for information from the staff of the Fort Worth, Texas regional office of the Securities and Exchange Commission regarding our historical option granting practices. We are cooperating with the SEC’s informal investigation, but do not know when or how it will be resolved or what, if any, actions the SEC may require us to take as part of the resolution of that matter. In addition, we have been contacted by the United States Attorney’s Office for the Southern District of New York regarding the results of our investigation.
     In addition, we have received a NASDAQ Staff Determination on November 10, 2006 indicating that the Company had failed to comply with the filing requirements of Marketplace Rule 4310(c)(14) because it had not timely filed its Quarterly Report on Securities and Exchange Commission Form 10-Q for the period ended September 23, 2006, and that its securities are, therefore, subject to delisting from the NASDAQ Global Select Market. On January 26, 2007, we received a written notification from the staff of NASDAQ that a NASDAQ Listing Qualifications Panel has granted the Company’s request for continued listing on the NASDAQ stock market, subject to the conditions that we provide NASDAQ with certain information regarding the results of the previously announced investigation by a special committee of the Company’s board of directors on or about March 1, 2007, and file any delinquent periodic reports, and any required restatements, by April 18, 2007. If we do not meet the NASDAQ Listing Qualifications Panel conditions, the Company’s common stock could be delisted from the NASDAQ Global Select Market. Further, if the SEC disagrees with the manner in which we have accounted for and reported the financial impact of past stock option grants, there could be further delays in filing subsequent SEC reports that could result in delisting of the Company’s common stock from the NASDAQ Global Select Market.
     Moreover, as discussed in the Explanatory Note preceding Item 1 of this 10-K/A and Note 1A of Notes to Consolidated Financial Statements, included in this Report, we are currently engaged in civil litigation with parties that claim, among other allegations, that certain of our current and former directors and officers improperly dated stock option grants to enhance their own profits on the exercise of such options or for other improper purposes. Although we and the other defendants intend to defend these claims vigorously, there are many uncertainties associated with any litigation, and we cannot assure you that these actions will be resolved without substantial costs and/or settlement charges. We have entered into indemnification agreements with most of our present and former directors and officers. Under those agreements, we may be required to indemnify each such director or officer against losses incurred by such individual in connection with the pending litigation (other than indemnified liabilities arising from willful misconduct, conduct that is knowingly fraudulent or deliberately dishonest, or claims in the form of derivative damages owed to the corporation). We are required, under the indemnification agreements, to advance expenses for the defense of the claims, including attorneys’ fees on a current basis, subject to a claim for reimbursement should the indemnitee be adjudicated ineligible for indemnification.
     The resolution of the pending informal investigation by the SEC, the defense of our pending civil litigations, our indemnification obligations to current and former directors and officers, and the defense of any additional litigation relating to our past option grant practices or our restatement of our prior financial statements could result in significant costs and diversion of the attention of management.
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
     Below is a detailed schedule that identifies our occupied leased property locations as of May 1, 2006 with various lease terms through fiscal year 2013:

Design Centers	Sales Support Offices – USA	Sales Support Offices - International
Boulder, Colorado	Boulder, Colorado	Hong Kong, China
Beijing, China	Burlington, Massachusetts	Shanghai, China
Austin, Texas	Portland, Oregon	Shenzhen, China
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
Equity Compensation Plan Information
     The following table provides information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of March 25, 2006, including the Company’s 1987 Stock Option Plan, the 1989 Employee Stock Purchase Plan, the 1990 Directors’ Stock Option Plan, the 1996 Stock Plan, the 2002 Stock Option Plan, the Audio Logic 1992 Plan, the Peak Audio, Inc. 2001 Stock Plan, the LuxSonor Semiconductors, Inc. 1995 Stock Option Plan, the ShareWave, Inc. 1996 Flexible Stock Incentive Plan, the Stream Machine Company 1996 Stock Plan, the Stream Machine 2001 Stock Plan, and the Stream Machine Company non-statutory stock option grants made outside of a plan (in thousands, except per share amounts):

	(A)	(B)	(C)
	Securities to be issued	Weighted-average	Securities remaining available
	upon exercise of	exercise price of	for future issuance under equity
	outstanding options,	outstanding options,	compensation plans (except
	warrants, and rights	warrants, and rights	securities in column (A))
Equity compensation plans approved by security holders (1)	6,915	$11.21	8,020 (2)
Equity compensation plans not approved by security holders (3)	5,045	$5.82	9,961

Total	11,960	$8.93	17,981

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
     As of March 25, 2006, the Company was awarding options under the following plans: the 1990 Directors’ Stock Option Plan (to members of the Board of Directors), the 1996 Stock Plan, the 2002 Stock Option Plan, and the 1989 Employee Stock Purchase Plan. The 1996 Stock Plan expired in May 2006.
ITEM 6. Selected Consolidated Financial Data
(Amounts in thousands, except per share amounts)
     The consolidated selected financial information below has been restated as set forth in this Form 10-K/A. The data for the fiscal years ended March 29, 2003, and March 30, 2002 have been restated as set forth in this Form 10-K/A. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis — Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes thereto included in Item 8 of this Form 10-K/A to fully understand factors that may affect the comparability of the information presented below. The information presented in the following tables has been adjusted to reflect the restatement of our financial results, which is more fully described in Management’s Discussion and Analysis — Restatement of Consolidated Financial Statements and in Note 1A of the Consolidated Financial Statements of this
Form 10-K/A.
     We have not amended any other previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement except for the Form 10-Q/A for the first quarter of fiscal year 2007, which will be filed concurrently with this Form 10-K/A. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amended Annual Report on Form 10-K/A, and the financial statements and related financial information contained in previously-filed reports for those periods should no longer be relied upon.
Cirrus Logic, Inc.
Five-Year Financial Highlights Summary
(in thousands, except per share data)

	2006 (1)	2005 (1)	2004 (1)	2003 (2) (3)			2002 (2) (4)
				Previously			Previously
	Restated	Restated	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Operations:
Net revenue	$193,694	$194,900	$196,338	$261,999	$-	$261,999	$410,976	$-	$410,976
Gross profit	105,192	93,262	100,701	132,242	(82)	132,160	96,749	(115)	96,634
Income (loss) from operations	37,596	(38,616)	21,885	(203,888)	(6,986)	(210,874)	(232,590)	(9,799)	(242,389)
Income (loss) before income taxes	45,391	(34,285)	35,789	(201,579)	(6,986)	(208,565)	(214,451)	(9,799)	(224,250)
Income tax benefit	(7,035)	(20,789)	(7,059)	(3,818)	-	(3,818)	(10,370)	-	(10,370)
Net income (loss)	52,426	(13,496)	42,848	(199,213)	(6,986)	(206,199)	(206,079)	(9,799)	(215,878)

Earnings (loss) per share:
Basic	$0.61	$(0.16)	$0.51	$(2.39)	$(0.08)	$(2.47)	$(2.66)	$(0.13)	$(2.79)
Diluted	$0.60	$(0.16)	$0.50	$(2.39)	$(0.08)	$(2.47)	$(2.66)	$(0.13)	$(2.79)

Weighted Average Common Shares Outstanding:
Basic	86,036	84,746	84,019	83,445		83,445	77,552		77,552
Diluted	87,775	84,746	85,602	83,445		83,445	77,552		77,552

	2006 (1)	2005 (1)	2004 (2)
			Previously
	Restated	Restated	Reported	Adjustments	Restated
Financial Position:
Cash, cash equivalents, restricted investments and marketable securities	$243,468	$179,713	$200,141	$-	$200,141
Current assets	272,157	230,534	253,128	-	253,128
Current liabilities	39,968	47,251	82,836	1,394	84,230
Working capital	232,189	183,283	170,292	(1,394)	168,898
Total assets	319,041	262,810	314,672	-	314,672
Stockholders’ equity	264,270	203,206	214,099	(1,394)	212,705

	2003 (2) (3)			2002 (2) (4)
	Previously			Previously
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Financial Position:
Cash, cash equivalents, restricted investments and marketable securities	$123,351	$-	$123,351	$155,594	$-	$155,594
Current assets	176,695	-	176,695	243,933	-	243,933
Current liabilities	80,909	1,335	82,244	116,455	1,264	117,719
Working capital	95,786	(1,335)	94,451	127,478	(1,264)	126,214
Total assets	257,266	-	257,266	481,630	-	481,630
Stockholders’ equity	163,527	(1,335)	162,192	358,149	(1,264)	356,885

(1)	The Five-Year Financial Highlights Summary for fiscal years 2006, 2005 and 2004 has been restated to reflect adjustments. See Management’s Discussion and Analysis — Restatement of Consolidated Financial Statements and Note 1A of the “Notes to Consolidated Financial Statements” for a discussion of these adjustments.
(2)	The operations data for 2003 and 2002, and the financial position data for 2004, 2003 and 2002, have been revised to reflect adjustments related to the restatement described in Management’s Discussion and Analysis — Restatement of Consolidated Financial Statements and in Note 1A of the “Notes to Consolidated Financial Statements.” Pre-tax adjustments recorded in 2003 and 2002 included non-cash share-based compensation expense totaling $7.0 million and $9.8 million, respectively.
(3)	Fiscal year 2003 included items such as $136.2 million in goodwill impairment and $4.6 million in lease termination costs that are unusual and infrequent in nature and are not part of the continuing operations of the business.
(4)	Fiscal year 2002 included items such as $73.1 million in allowance for doubtful accounts related to an exited product line, a $69.4 million inventory charge primarily associated with the exit from a product line and $31.1 million in acquired in-process research and development expense that are unusual and infrequent in nature and are not part of the continuing operations of the business.
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following information has been amended to reflect the restatement of our financial results, which is more fully described in the Management’s Discussion and Analysis — Restatement of Consolidated Financial Statements, below, and in Note 1A to Consolidated Financial Statements of this Form 10-K/A.
     This Amended Annual Report on Form 10-K/A and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities the Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Amended Annual Report on Form 10-K/A, other than statements that are purely historical, are forward-looking statements. In some cases, forward-looking statements are identified by words such as we “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” and “intend.” Variations of these types of words and similar expressions are intended to identify these forward-looking statements. These forward looking statements include statements about our outlook for fiscal year 2007, including our anticipated gross margins; research and development expenses; selling, general and administrative expenses, and operating profitability. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in “Item 1A —Risk Factors Affecting our Business and Prospects” and elsewhere in this report, as well as in the documents filed by us with the Securities and Exchange Commission, specifically the most recent reports on Form 10-Q and 8-K, each as it may be amended from time to time. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.
     Certain reclassifications have been made to prior periods to conform to the fiscal year 2006 presentation. We now classify amortization of acquired intangibles as part of research and development expense on the face the income statement as well as certain balance sheet item classifications. These reclassifications had no effect on the results of operations or stockholders’ equity
Restatement of Consolidated Financial Statements
     We are restating our Consolidated Financial Statements to reflect the results of our voluntary review of our stock option granting practices. Our decision to restate our Consolidated Financial Statements was based on the results of a voluntary internal review and independent investigation into past stock option granting practices. In October 2006, we announced that an internal review of past practices related to grants of stock options had revealed information that raised potential questions about the measurement dates used to account for certain stock option grants. We also announced that, at the recommendation of the Audit Committee of the Company’s Board of Directors (the “Board”), the Board appointed an independent director to serve as a Special Committee to conduct an investigation into our historic stock option granting practices.
     The Special Committee retained independent legal counsel to assist in the investigation. During the eight month investigation, the Special Committee and its independent counsel, assisted by independent forensic accountants, reviewed the facts and circumstances surrounding monthly and annual stock option grants made to executive officers, employees and non-employee directors, searched relevant physical and electronic documents and interviewed current and formers directors, officers and employees. This review included an examination of all stock option grants from January 1, 1997 to December 31, 2006, encompassing approximately 42.3 million stock options granted to employees and non-employee directors on 148 different grant dates. The Special Committee’s legal and accounting advisors identified, preserved, collected, and reviewed over 104 gigabytes of electronic information, including approximately 1.6 million pages of electronic and hard copy files, and conducted 25 interviews of current and former employees and members of the Board.
     In March 2007, we announced that the Special Committee had reported its principal findings to the Board relating to the above investigation. Based on the report of the Special Committee and on management’s preliminary conclusions and recommendations, the Board concluded that incorrect measurement dates were used for financial accounting purposes for certain stock options granted between January 1, 1997 and December 31, 2005. We disclosed the fact that the anticipated non-cash charges required to correct the discrepancy would be material and that we expected to restate our financial statements for the fiscal years 2002 through 2006 and for the first quarter of fiscal year 2007. Accordingly, we announced that based on the findings of the Special Committee, and the recommendations of management and the Audit Committee, the Board had concluded that the financial statements, related notes and selected financial data and all financial press releases and similar communications issued by us and the related reports of the Company’s independent registered public accounting firm relating to fiscal periods 2002 through 2006, and the first fiscal quarter of 2007, should no longer be relied upon.
     As a result of the findings of the Special Committee detailed below, the Company has recognized $32.4 million in additional share-based compensation expense arising from stock grants to executive officers and employees. Of this amount, approximately $9.3 million related to related to options granted to executive officers who, at the time of the grant, were subject to the reporting requirements under Section 16 of the Exchange Act of 1934. The Special Committee arrived at the following principal findings with respect to the stock option practices of the Company:
•	The Company’s stock plan administrative deficiencies between January 1, 1997 and December 31, 2005 led to a number of misdated option grants.
o	New hire and other promotion and retention option grants were generally made the first Wednesday of each month through the use of unanimous written consents (“UWCs”) of the Company’s Compensation Committee. However, prior to January 2006, many of these monthly grants were misdated, as grant dates were routinely established before the receipt of all the signed UWCs authorizing those grants. Of the $32.4 million in additional share-based compensation expense, $6.1 million related to these types of errors.
o	Many other off-cycle and broad-based annual option grants that were granted through Board or Compensation Committee resolutions were also misdated due to administrative issues in that grant dates were sometimes established before the list of option award recipients had been finalized. Of the $32.4 million in additional share-based compensation expense, $4.3 million related to these types of errors.
o	Beginning in late 2002, the Company formally documented and updated its existing processes and procedures with respect to the granting of options. In 2005, the Company further refined the process and, in 2006, a formal written policy was approved by the Compensation Committee.
o	Approximately 97% of the potential stock-based compensation charges identified as a result of the Special Committee investigation resulted from grants that were made prior to December 31, 2002.
•	Prior to 2003, the limited controls and the lack of definitive processes for stock option granting and approval allowed for potential abuse, including the use of hindsight, in the establishment of more favorable grant dates for certain options.
o	The Special Committee identified three grant dates prior to 2003 on which three management-level employees received new-hire option grants on dates other than when they began rendering services to the Company. Of the $32.4 million in additional share-based compensation expense, $1.4 million related to these types of errors.
o	The grant date for one grant in 2000 is different from the date the grant appears to have been approved by the Board. While no definitive evidence has been identified to clarify this inconsistency, the selected grant date was at a lower closing stock price than the price on the date of apparent board approval.
o	Based on the evidence developed in the investigation, the Special Committee believes that certain executive officers had knowledge of and participated in the selection of three grant dates for broad-based employee option grants in the 2000 through 2002 timeframe, either with hindsight or prior to completing the formal approval process. Of the $32.4 million in additional share-based compensation expense, $12.0 million related to these types of errors.
o	The executive officers involved in the option grant process prior to 2003, and in particular the grants described above in the 2000 through 2002 timeframe, were no longer with the Company as of the date the Special Committee reported its findings to the Board with the exception of David D. French, the Company’s President and Chief Executive Officer.
o	In light of the findings, as of March 5, 2007, David D. French resigned as President and Chief Executive Officer and as a director of the Company. The Company has entered into a resignation agreement with Mr. French.
•	The Special Committee believes that Mr. French was significantly involved in the grant approval process for certain grants and that he influenced the grant process with a view toward the stock price, and therefore the selection of grant dates, through his control over how quickly or slowly the process was completed. However, the Special Committee does not believe that Mr. French appreciated the significance of the procedural inadequacies or the accounting implications of the grant approval process or grant date selections, or that he was advised by his executive staff of any such inadequacies or implications.
•	The Special Committee did not find any irregularities associated with any grants to independent directors or the Company’s two broad-based options exchanges during the relevant period.
•	The Special Committee found no documentary or testimonial evidence that the Company’s independent directors were aware of any attempts by the Company’s executive officers to backdate or to otherwise select a favorable grant date, and consequently, had no reason to and did not believe that the accounting or other disclosures were inaccurate.
•	The Special Committee further found that the evidence indicates that the independent directors relied upon management to ensure that the Board and Compensation Committee’s grant approvals complied with the Company’s stock option plans and applicable laws and accounting rules.
     Based on the results of its investigation, the Special Committee has recommended a number of remedial actions. The Company is currently reviewing these recommendations and developing and implementing a remediation plan associated with historical stock option grants and the grant of future equity awards. Based on its review of the Special Committee’s findings, the Company does not believe that, in the few instances when stock grant dates were selected by management either with hindsight or prior to receiving all required approvals, that any employee, who at the time of the grant was an executive officer, has exercised or realized any financial gain from those grants.
     Subsequent to our press release dated March 2, 2007, the Company identified two other issues based upon the findings of the Special Committee that led to an increase of $8.6 million in additional share-based compensation expense recognized in the consolidated financial statements in excess of the previous estimate of $22 million to $24 million. These issues are described as follows:
•	Our previous estimate should have included the intrinsic value of 1.8 million options canceled in relation to a Company wide option exchange in fiscal year 2003, which led to an increase in share-based compensation expense. Under EITF 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44,” Issue 37(a), the compensation cost measured on the original grant date of the re-priced stock option grants that remained unrecognized at the time of the option exchange should have been immediately recognized as expense on the day of the exchange and included in our original estimate. Of the $8.6 million in additional share-based compensation expense beyond our previous estimate, $6.5 million related to the correction of this error.
•	Our previous estimate should have included certain share-based compensation expenses related to certain modifications to the terms of stock options grants for certain individual employees at the time of their termination. Of the $8.6 million in additional share-based compensation expense beyond our previous estimate, $2.1 million related to correction of these types of errors.
     As of the date of this filing, the Company has paid a total of approximately $2.9 million to independent legal counsel, independent forensic accountants, and our independent registered public accounting firm in connection with the eight month investigation into past stock option granting practices.
Summary
     In accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” our restated consolidated financial statements reflect additional compensation expense to the extent the fair market value of a share of our common stock on the correct measurement date exceeded the exercise price of the option. The additional non-cash compensation expense was amortized over the required service period, generally over the vesting periods of the respective grants. The following shows the share-based compensation adjustments and the related tax effects of all adjustments for fiscal years 2002 through 2006. The decrease in net income for each type of adjustment is as follows (in thousands):

	Net Income	Non-cash Stock
	(Loss)	Compensation			Net Income
	[Previously	Expense	Tax Effect of	Total	(Loss)
	Reported]	Adjustment	Adjustment	Adjustments	[Restated]
Fiscal Year 2002	$(206,079)	$(9,799)	$-	$(9,799)	$(215,878)
Fiscal Year 2003	(199,213)	(6,986)	-	(6,986)	(206,199)
Fiscal Year 2004	46,503	(3,655)	-	(3,655)	42,848
Fiscal Year 2005	(13,388)	(108)	-	(108)	(13,496)
Fiscal Year 2006	54,145	(1,719)	-	(1,719)	52,426
     The effect that these adjustments had on diluted earnings per share for the fiscal years 2002 to 2006 is as follows:

	Earnings (Loss)		Earnings
	Per Share		(Loss) Per
	[Previously		Share
	Reported]	Adjustments	[Restated]
Fiscal Year 2002	$(2.66)	$(0.13)	$(2.79)
Fiscal Year 2003	(2.39)	(0.08)	(2.47)
Fiscal Year 2004	0.54	(0.04)	0.50
Fiscal Year 2005	(0.16)	(0.00)	(0.16)
Fiscal Year 2006	0.62	(0.02)	0.60
     The cumulative effect on stockholders’ equity as of March 25, 2006 resulting from the restatement of share-based compensation is as follows (in thousands):

			Unearned	Net Impact to
	Paid-in	Retained	Deferred	Stockholders’
Adjustments to Stockholder’s Equity	Capital	Earnings	Compensation	Equity
Fiscal Year 2003 & Prior	29,392	(26,941)	(3,786)	(1,335)
Fiscal Year 2004	2,109	(3,655)	1,487	(59)
Fiscal Year 2005	(481)	(108)	1,452	863
Fiscal Year 2006	1,592	(1,719)	514	387

Total effect - all fiscal years	$32,612	$(32,423)	$(333)	$(144)

     The net impact to Stockholder’s Equity detailed above was completely offset by a change in other accrued liabilities for each period presented. These were the only adjustments made to our consolidated balance sheet as a result of the restatement. The net book value of our deferred tax assets did not change as a result of the restatement as we continue to provide a full valuation allowance against them.
Share-Based Compensation
     The incremental effect of recognizing additional share-based compensation expense resulting from grants with incorrect measurement dates is as follows (in thousands):

	Pre-Tax	After-Tax
	Expense	Expense
Fiscal Year 1998	326	326
Fiscal Year 1999	2,083	2,083
Fiscal Year 2000	2,100	2,100
Fiscal Year 2001	5,647	5,647
Fiscal Year 2002	9,799	9,799
Fiscal Year 2003	6,986	6,986

Total 1998 – 2003 effect	26,941	26,941

Fiscal Year 2004	3,655	3,655
Fiscal Year 2005	108	108
Fiscal Year 2006	1,719	1,719

	5,482	5,482

	$32,423	$32,423

Litigation Summary
On January 5, 2007, a purported stockholder filed a derivative lawsuit in state district court in Travis County, Texas against current and former officers and directors of Cirrus Logic and against the Company, as a nominal defendant, alleging various breaches of fiduciary duties, conspiracy, improper financial reporting, insider trading, violations of the Texas Securities Act, unjust enrichment, accounting, gross mismanagement, abuse of control, rescission, and waste of corporate assets related to certain prior grants of stock options by the Company. Our response to the lawsuit is currently due on April 20, 2007.
     On March 19, 2007, another purported stockholder filed a derivative lawsuit related to the Company’s prior stock option grants in the United States District Court for the Western District of Texas — Austin Division against current and former officers and directors of Cirrus Logic and against the Company, as a nominal defendant. The individual defendants named in this lawsuit overlap, but not completely, with the state suit. The lawsuit alleges many of the causes of action alleged in the Texas state court suit, but also includes claims for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5, violations of Section 14(a) of the Exchange Act and violations of Section 20(a) of the Exchange Act. On April 10, 2007, we filed a motion to dismiss the complaint on the grounds that the plaintiff was supposed to make demands on the Board before filing the lawsuit. The plaintiff has not filed a response and no hearing before the court is currently set on the motion to dismiss.
     On March 30, 2007, a different purported stockholder filed a nearly identical derivative lawsuit to the March 19, 2007 derivative lawsuit in the United States District Court for the Western District of Texas – Austin Division with identical allegations against the same defendants. We are currently evaluating this plaintiff’s claims.
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
     Over the course of fiscal year 2005, we enhanced our focus on operations and decreased our expenses in research and development and sales, general, and administrative by a total of $22.7 million when compared to the previous year. We recorded an income tax benefit of $20.8 million for fiscal year 2005 on a pre-tax loss of $34.3 million. This benefit was the result of reversals of prior year U.S. Federal and non-U.S. tax liabilities.
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

Results of Operations
     The following table summarizes the results of our operations for each of the past three fiscal years as a percentage of net sales. All percentage amounts were calculated using the underlying data in thousands:

	Twelve Months Ended
	March 25,	March 26,	March 27,
	2006	2005	2004
	Restated	Restated	Restated
Mixed-signal audio products	49%	49%	50%
Embedded products	27%	24%	24%
Industrial products	18%	18%	13%
Video products	6%	9%	12%
Other products	0%	0%	1%

Net sales	100%	100%	100%
Cost of sales	46%	52%	49%

Gross Margin	54%	48%	51%

Research and development	24%	41%	47%
Selling, general and administrative	26%	22%	27%
Restructuring and other, net	1%	5%	5%
Patent infringement settlements, net	0%	0%	(7%)
Litigation settlement, net	(13%)	0%	(23%)
License Agreement	(4%)	0%	0%
Patent agreement, net	0%	(0%)	(9%)

Total operating expenses	34%	68%	40%

Income (loss) from operations	20%	(20%)	11%
Realized gain on marketable securities	0%	0%	6%
Interest income, net	4%	2%	1%
Other income (expense), net	(0%)	0%	(0%)

Income (loss) before income taxes	24%	(18%)	18%
Benefit for income taxes	(4%)	(11%)	(4%)

Net income (loss)	28%	(7%)	22%

Net Sales

	March 25,	March 26,	March 27,
	2006	2005	2004
Mixed-signal audio products	$95,384	$96,083	$97,871
Embedded products	52,258	46,645	46,389
Industrial products	34,771	34,109	26,193
Video products	11,281	18,063	24,419
Other products	-	-	1,466

Total	$193,694	$194,900	$196,338

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
Gross Margin
     Gross margin was 54.3 percent in fiscal year 2006, up from 47.9 percent in fiscal year 2005. In fiscal year 2006, we completed the sale of our digital video product line assets. Product mix changes and changes associated with selling the digital video product line assets resulted in an increase to gross margins of approximately 2.1 percentage points. The sale of product that had been written down in prior fiscal years contributed approximately $4.1 million, or 2.1 percent of gross margin percentage compared with 1.4 percent contribution to margin in fiscal year 2005. In total, excess and obsolete inventory charges decreased by $7.8 million from fiscal year 2005, which increased gross margins by 4.0 percentage points.
     Gross margin was 47.9 percent in fiscal year 2005, down from 51.3 percent in fiscal year 2004. In fiscal year 2005, we completed the transition of our test operations to outside third party providers. During this transition, we did not decrease our internal test operations as much as we had anticipated which resulted in higher internal overhead costs. This increase in internal overhead resulted in a 1.6 percent decrease in our gross margin. Further, the sale of product that had been written down in prior fiscal years contributed approximately $2.6 million, or 1.4 percent of gross margin percentage compared with a 1.7 percent contribution to margin in fiscal year 2004. Overall, inventory charges increased $1.4 million, or 0.7 percent in fiscal year 2005 compared with the prior year, mainly due to write down charges associated with video related products.
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
Research and Development Expenses
     Fiscal year 2006 research and development expenses decreased $34.8 million from fiscal year 2005 due in large part to the decrease in expenses associated with the sale of the digital video product line assets in early fiscal year 2006 and our cost savings measures from fiscal year 2005. Research and development expenses, including amortization of acquired intangibles, decreased as a percentage of net sales to 23.6 percent in fiscal year 2006 from 41.3 percent in fiscal year 2005. Amortization of acquired intangibles decreased from $13.7 million in fiscal year 2005 to $1.4 million in fiscal year 2006.
     Research and development expenses in fiscal year 2005 decreased $11.4 million from fiscal year 2004 primarily due to fiscal year 2005 cost reductions and the realization of the full-year impact of the fiscal year 2004 cost reductions. Research and development expenses decreased as a percentage of net sales from 46.9 percent in fiscal year 2004 to 41.3 percent in fiscal year 2005. Research and development expense for fiscal years 2005 and 2004 now include $13.7 million and $14.4 million, respectively, of amortization of acquired intangible assets.

Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $8.8 million in fiscal year 2006 compared to fiscal year 2005. This was primarily due to charges associated with $4.4 million in loss contingency accruals on certain properties recently sub-leased to a third party by Cirrus Logic during the current year and a benefit recorded in fiscal year 2005 related to a $3.0 million release of a use tax accrual coupled with a refund of $2.3 million related to recovered non-U.S. goods and sales tax. Selling, general and administrative expenses increased as a percentage of net sales from 21.8 percent in fiscal year 2005 to 26.4 percent in fiscal year 2006.
     Selling, general and administrative expenses decreased $11.2 million in fiscal year 2005 from the prior year. Selling, general and administrated expenses benefited in fiscal year 2005 from a $3.0 million release of a use tax accrual coupled with a refund of $2.3 million related to recovered non-U.S. goods and sales tax. Further, selling, general and administrative expenses also benefited from the realization of the full-year impact of the fiscal year 2004 cost reduction efforts. Selling, general and administrative expenses decreased as a percentage of net sales from 27.4 percent in fiscal year 2004 to 21.8 percent in fiscal year 2005.
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
Interest Income
     Interest income in fiscal years 2006, 2005, and 2004, was $7.5 million, $3.2 million, and $1.9 million, respectively. The increase in interest income in fiscal year 2006 compared to fiscal year 2005 and 2004 was primarily due to higher average cash and cash equivalent balances on which interest was earned as well as higher interest rates. This increased cash balance was the result of positive cash flow from operations, however, the receipt of various settlements during the fiscal year, such as the $25 million received from the Fujitsu legal settlement, also contributed to the increase. See Note 7 in the Notes to our Consolidated Financial Statements contained in “Item 8 – Financial Statements and Supplementary Data” for additional details concerning the Fujitsu settlment.

Income Taxes
     We recorded an income tax benefit of $7.0 million in fiscal year 2006 on pre-tax income of $45.4 million, yielding an effective tax benefit rate of 15.5 percent. Our effective tax rate was lower than the U.S. statutory rate of 35 percent primarily because we benefited from the realization of deferred tax assets that had been fully reserved. Our effective tax rate also reflected a nonrecurring tax benefit of $6.7 million that was generated by the reversal of prior year non-U.S. tax liabilities due to the expiration of statutes of limitations for the years in which certain potential non-U.S. tax liabilities had existed.
     We recorded an income tax benefit of $20.8 million for fiscal year 2005 on a pre-tax loss of $34.3 million, yielding an effective tax benefit rate of 60.6 percent. This rate differs from the U.S. statutory rate of 35 percent primarily because we were unable to benefit our fiscal year 2005 net operating loss due to the full valuation allowance we had in place on our net deferred tax assets in that year. We recorded a tax benefit of $21.3 million, representing the reversal of prior year U.S. Federal and non-U.S. tax liabilities. These reversals were due to the expiration of statutes of limitations for the years in which certain potential U.S. and non-U.S. tax liabilities had existed. We also incurred $0.5 million of income taxes that were due in various non-U.S. jurisdictions in which we have offices.
     We recorded an income tax benefit of $7.1 million for fiscal year 2004 on pre-tax income of $35.8 million, yielding an effective tax benefit rate of 19.7 percent. Our effective tax rate was lower than the U.S. statutory rate of 35 percent primarily because we benefited from the realization of deferred tax assets that had been fully reserved. Our effective tax rate was also impacted by a nonrecurring tax benefit of $7.2 million that was generated by the reversal of prior year state tax liabilities. This reversal was due to the expiration of the statute of limitations for the years in which certain potential state tax liabilities existed.
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
Liquidity and Capital Resources
     During fiscal year 2006, we generated $59.8 million in cash from operating activities. The increase in cash during fiscal year 2006 was primarily driven by our operations and the receipt of $25 million in cash in connection with the Fujitsu litigation settlement and a decrease in our inventory of $7.9 million. Another contributing factor to our increase in cash was a $3.6 million increase in accounts payable and the receipt of $7.0 million in connection with certain amendments to an existing license agreement. These increases to cash were partially offset by a $2.3 million increase in accounts receivable and a $1.7 million decrease in accrued salaries and benefits. During fiscal year 2005, we used $17.1 million in cash from operating activities. The use of cash during fiscal year 2005 was primarily driven by our operations and a decrease in our accounts payable and accrued liabilities of $16.4 million partially offset by the decrease in inventory of $3.0 million and accounts receivable of $1.2 million. We also completed a property lease buyout during the second quarter of fiscal year 2005 totaling $4.3 million for a leased property that we no longer occupied in Broomfield, Colorado, which led to a further reduction of our cash from operating activities. During fiscal year 2004, we generated $69.6 million in cash from operating activities. The cash generated by operating activities during fiscal year 2004 was primarily related to cash received, net of expenses, upon the successful completion of three legal-related settlements totaling $59.4 million (Western Digital Corporation, NVIDIA Corporation and ATI Technologies, Inc.) and the patent agreement with Broadcom Corporation for $17.0 million, net. Also contributing to our cash increase during fiscal year 2004 was an increase in our accounts payable and accrued liabilities of $13.4 million and a slight decrease in our accounts receivable balance. These sources of cash were partially offset by an increase in our inventory balances of $7.3 million.
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
Quarterly Results of Operations
     The results of operations that originally appeared in our Form 10-Q’s filed for the fiscal years 2006 and 2005 have been adjusted to reflect the restatement of our quarterly financial results, which is more fully described above in the Explanatory Note in the Management’s Discussion and Analysis — Restatement of Consolidated Financial Statements and Note 1A, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements of this Form 10-K/A. For a detailed reconciliation of previously reported quarterly results of operations to the restated quarterly results of operations below, please see Note 16, “Quarterly Financial Information,” of the Notes to Consolidated Financial Statements of this Form 10-K/A.

Quarterly Results of Operations (in thousands, except per share data, unaudited)

	Three Months Ended
	March 25,	December 24,	September 24,	June 25,
	2006	2005	2005	2005
	Restated	Restated	Restated	Restated
Net sales	$42,158	$48,253	$50,461	$52,822
Cost of sales	17,683	21,688	23,608	25,523

Gross Margin	$24,475	$26,565	$26,853	$27,299
Research and development	10,570	10,500	11,024	13,678
Selling, general and administrative	9,731	10,829	16,369	14,342
Restructuring and other, net	-	-	2,311	-
Litigation settlement, net	-	-	-	(24,758)
License Agreement	(7,000)	-	-	-

Total operating expenses	$13,301	$21,329	$29,704	$3,262

Income (loss) from operations	$11,174	$5,236	$(2,851)	$24,037

Realized gain on marketable securities	-	-	-	388
Interest income, net	2,510	2,131	1,684	1,136
Other income (expense), net	21	53	(109)	(19)

Income (loss) before income taxes	$13,705	$7,420	$(1,276)	$25,542
Benefit for income taxes	(1,241)	(5,261)	(167)	(366)

Net income (loss)	$14,946	$12,681	$(1,109)	$25,908

Earnings per share:
Basic	$0.17	$0.15	$(0.01)	$0.30
Diluted	$0.17	$0.14	$(0.01)	$0.30

Weighted Average Common Shares Outstanding:
Basic	86,718	86,399	85,804	85,230
Diluted	88,924	88,101	85,804	86,183
Quarterly Results of Operations (in thousands, except per share data, unaudited)

	Three Months Ended
	March 26,	December 25,	September 25,	June 26,
	2005	2004	2004	2004
	Restated	Restated	Restated	Restated
Net sales	$40,415	$44,036	$51,332	$59,117
Cost of sales	18,953	26,841	28,405	27,439

Gross Margin	$21,462	$17,195	$22,927	$31,678
Research and development	18,220	19,144	21,241	21,944
Selling, general and administrative	7,050	9,988	13,206	12,215
Restructuring and other, net	485	3,107	4,148	1,723
Patent agreement, net	-	(593)	-	-

Total operating expenses	$25,755	$31,646	$38,595	$35,882

Income (loss) from operations	$(4,293)	$(14,451)	$(15,668)	$(4,204)

Realized gain on marketable securities	137	-	-	669
Interest income, net	962	946	604	696
Other income (expense), net	116	272	(5)	(66)

Income (loss) before income taxes	$(3,078)	$(13,233)	$(15,069)	$(2,905)
Benefit for income taxes	(5,745)	(15,134)	66	24

Net income (loss)	$2,667	$1,901	$(15,135)	$(2,929)

Earnings per share:
Basic	$0.03	$0.02	$(0.18)	$(0.03)
Diluted	$0.03	$0.02	$(0.18)	$(0.03)

Weighted Average Common Shares Outstanding:
Basic	85,124	84,773	84,671	84,419
Diluted	86,151	86,159	84,671	84,419

Three month period ended June 25, 2005 (restated) compared to June 26, 2004 (restated)
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
Research and Development Expense
     Research and development expense for the first quarter of fiscal year 2006 of $13.7 million decreased $8.2 million from $21.9 million in the first quarter of fiscal year 2005. This included $0.1 million of restated stock compensation expense calculated under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees for the first quarter of 2005. The overall decrease is primarily due to reduced salaries and benefits costs as our headcount was reduced from the prior fiscal year coupled with lower outside product development expenses and reduced amortization of acquired intangibles during the first quarter of fiscal year 2006.
Selling, General and Administrative Expense
     Selling, general and administrative expense in the first quarter of fiscal year 2006 of $14.3 million increased by $2.1 million from $12.2 million in the first quarter of fiscal year 2005. This included a $0.3 million credit due to the expiration of the statute of limitations on certain payroll taxes related to stock based compensation. The overall increase is due primarily to the charge taken to facilities expense for a loss contingency on sub-leases entered into during the quarter, as we sub-leased the excess space for less than our current rent obligations on this leased space.
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
Three month period ended September 24, 2005 (restated) compared to September 25, 2004 (restated)
Net Sales
     Net sales for the second quarter of fiscal year 2006 decreased $0.8 million to $50.5 million from $51.3 million from the second quarter of fiscal year 2005. Net sales from mixed-signal audio products increased $2.3 million, or 10 percent, due primarily to an increase in demand for our audio analog to digital converters, as production ramped for a new product introduced within the last year. The embedded product net sales increased $2.1 million, or 18 percent, during the second quarter of fiscal year 2006 from the comparable quarter of the prior fiscal year due to higher sales related to our CobraNet™ technology and a product that has ramped in the last year. Net sales from our Industrial products were down $3.2 million, or 28 percent, in the second quarter of fiscal year 2006 due to a decrease in demand for seismic products as our customers ramped up on our longer product life components during fiscal year 2005 that did not reoccur in fiscal year 2006. Further, as we exit our video product line, we saw a decrease in sales of $2.2 million, or 50 percent, as we exited this product line. On June 30, 2005, we sold our digital video product assets to Magnum Semiconductor.
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
     Gross margin was 52.4 percent in the first six months of fiscal year 2006, up from 49.4 percent in the comparable period of fiscal year 2005. The largest driver of the increase in gross margin was the absence of the inventory charges to write down gross inventory by $3.9 million during the second quarter of fiscal year 2006.
Research and Development Expense
     Research and development expense for the second quarter of fiscal year 2006 of $11.0 million decreased $10.2 million from $21.2 million in the second quarter of fiscal year 2005. This included $0.4 million and $0.1 million of restated stock compensation expense calculated under APB 25 for the second quarter of fiscal year 2006 and 2005, respectively. The overall decrease was primarily due to reduced salaries and benefits costs as our headcount was reduced from the prior year as we exited from the video product line coupled with lower outside product development expenses and reduced amortization of acquired intangibles during the second quarter of fiscal year 2006.
     Research and development expense for the first six months of fiscal year 2006 of $24.7 million decreased $18.5 million from $43.2 million in the comparable period of fiscal year 2005. This included $0.4 million and $0.3 million of restated stock compensation expense calculated under APB 25 for the first six months of fiscal year 2006 and 2005, respectively. The overall decrease was primarily due to reduced salaries and benefits costs as our headcount was reduced from the prior year as we exited from the video product line coupled with lower outside product development expenses and the absence of $6.8 million in amortization of acquired intangibles, most of which were sold to Magnum Semiconductor.
Selling, General and Administrative Expense
     Selling, general and administrative expense in the second quarter of fiscal year 2006 of $16.4 million increased by $3.2 million from $13.2 million in the second quarter of fiscal year 2005. This included $0.6 million of restated stock compensation expense calculated under APB 25 for the second quarter of fiscal year 2006. The overall increase was due primarily to the additional charge taken to facilities expense for a loss contingency on sub-leases entered into during the previous quarter, as we sub-leased excess space for less than our current rent obligations, partially offset by reduced expenses associated with our exit from the video product line.
     Selling, general and administrative expense in the first six months of fiscal year 2006 of $30.7 million increased by $5.3 million from $25.4 million in the comparable period of fiscal year 2005. This included $0.6 million of restated stock compensation expense calculated under APB 25 for the first six months of fiscal year 2006 and a $0.2 million credit for the first six months of fiscal year 2005 associated with the expiration of the statute of limitations on certain share based compensation related payroll taxes. The overall increase was due primarily to the $4.4 million charge taken to facilities expense for a loss contingency on sub-leases entered into during the fiscal year, as we sub-leased excess space for less than our current rent obligations coupled with costs to sell the video product line. These charges were partially offset by reduced employee related expenses associated with our exit from the video product line.
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
Three month period ended December 24, 2005 (restated) compared to December 25, 2004 (restated)
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
Gross Margin
     Gross margin was 55.1 percent in the third quarter of fiscal year 2006, up from 39.0 percent in the third quarter of fiscal year 2005. During the third quarter of fiscal year 2006, we realized a net benefit of $0.9 million from the sale of previously written down inventory, which favorably impacted gross margins by 3.3 percent. In contrast, our gross margins in the third quarter of fiscal year 2005 were negatively impacted by a net charge of $5.0 million, or 10.8 percent, relating to the write down of gross inventory to net realizable value, primarily for our video product line inventory.
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
Research and Development Expense
     Research and development expense for the third quarter of fiscal year 2006 of $10.5 million decreased $8.6 million from $19.1 million in the third quarter of fiscal year 2005. This included $0.1 million and $0.3 million of restated stock compensation expense calculated under APB 25 for the third quarter of fiscal years 2006 and 2005, respectively. The overall decrease was primarily due to reduced salaries and benefits costs as our headcount was reduced from the prior year as we sold the video product line assets, coupled with lower outside product development expenses, and reduced amortization of acquired intangibles during the third quarter of fiscal year 2006.
     Research and development expense for the first nine months of fiscal year 2006 of $35.2 million decreased $27.1 million from $62.3 million in the comparable period of fiscal year 2005. This included $0.5 million of restated stock compensation expense calculated under APB 25 for the first nine months of, both, fiscal year 2006 and 2005. The overall decrease was primarily due to reduced salaries and benefits costs as our headcount was reduced from the prior year as we sold the video product line assets, coupled with lower outside product development expenses, and the absence of $9.6 million in amortization of acquired intangibles, most of which were sold to Magnum Semiconductor.
Selling, General and Administrative Expense
     Selling, general and administrative expense increased by $0.8 million from $10.0 million in the third quarter of fiscal year 2005 to $10.8 million in the third quarter of fiscal year 2006. This included $0.1 million and $0.4 million of restated stock compensation expense calculated under APB 25 for the third quarter of fiscal years 2006 and 2005, respectively. The overall increase was primarily due to the net difference between a $2.3 million goods and services tax benefit taken in the third quarter of fiscal year 2005, and the $0.8 million sales and use tax benefit taken in the third quarter of fiscal year 2006, both of which were related to the resolution of tax audits. In addition, during the third quarter of fiscal year 2006, we recorded a charge of $0.2 million for a litigation settlement with our landlord. Excluding the tax benefits and the litigation settlement, selling, general and administrative expenses would have decreased from the third quarter of fiscal year 2005 to fiscal year 2006 due to decreased salary and benefit costs as we sold the video product line assets during the current fiscal year.
     Selling, general and administrative expense in the first nine months of fiscal year 2006 was $41.5 million, an increase of $6.1 million from the $35.4 million recognized in the comparable period of fiscal year 2005. This included $0.7 million and $0.1 million of restated stock compensation expense calculated under APB 25 for the first nine months of fiscal years 2006 and 2005, respectively. The overall increase was primarily due to the $4.4 million charge taken to facilities expense for a loss contingency on sub-leases entered into during the fiscal year, as we sub-leased excess space for less than our current rent obligations, coupled with costs associated with the sale of the assets from our video product line. These charges were partially offset by reduced employee related expenses associated with our sale of the video product line assets.
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
     We realized a net income tax benefit of $15.1 million during the third quarter of fiscal year 2005 and $15.0 million for the first nine months of fiscal year 2005. This net benefit for fiscal year 2005 was comprised of an income tax benefit of $15.2 million resulting from the December 2004 expiration of the statute of limitations for the years in which certain U.S. federal tax exposures had existed. The income tax benefit was partially offset by $0.1 million of income tax expense consisting primarily of foreign income taxes.
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
Off-Balance Sheet Arrangements
     In our business activities, we incur certain commitments to make future payments under contracts such as purchase orders, leases and other long-term contracts. Maturities under these contracts are set forth in the following table as of March 25, 2006:

	Payment due by period (in thousands)
	< 1 year	1–3 years	3–5 years	> 5 years	Total
Facilities leases, net	$6,118	$13,464	$8,218	$5,510	$33,310
Equipment leases	38	15	4	–	57
Wafer purchase commitments	6,329	–	–	–	6,329
Assembly purchase commitments	485	–	–	–	485
Outside test purchase commitments	4,222	4,125	–	–	8,347
Development board purchase commitments	462	–	–	–	462
Other purchase commitments	109	–	–	–	109

Total	$17,763	$17,604	$8,222	$5,510	$49,099

Recently Issued Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment” which supersedes Accounting Principle Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” SFAS No. 123, “Accounting for Stock Based Compensation,” and related implementation guidance. Under this pronouncement, stock based compensation to employees is required to be recognized as a charge to the statement of operations and such charge is to be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the volatility of the company’s stock and the risk free interest rate. For fiscal year 2006, our policy was not to expense the fair value of share based compensation but rather the intrinsic value under APB 25; however, we do disclose the affect of this item as currently required by SFAS No. 123. Beginning with fiscal year 2007, we will expense shared based compensation in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The company has chosen to adopt the standard using the modified prospective approach. This pronouncement is effective for fiscal years beginning after June 15, 2005. For Cirrus Logic, we adopted this pronouncement with the beginning of our fiscal year 2007, which began on March 26, 2006.
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
     We believe the following critical accounting policies involve significant judgments and estimates that are used in the preparation of the consolidated financial statements:
Share-based Compensation
     As discussed in the Explanatory Note, the measurement dates used for financial accounting purposes for certain stock option and restricted stock grants to executive officers and other employees differed from the dates the grants were approved by the appropriate Board committee in a number of instances such that the price on the approval date was higher than the price on the original measurement dates used by the Company for financial accounting purposes. We concluded that the most appropriate measurement date for new hire and other promotion and retention option grants that were generally made the first Wednesday of each month through the use of unanimous written consents (“UWCs”) of the Company’s Compensation Committee were the date of the receipt of all the signed UWCs authorizing those grants. We also concluded that the most appropriate measurement date for other off-cycle and broad-based annual option grants that were granted through Board or Compensation Committee resolutions was on the date when, both, the Board or Compensation Committee approval had been received and the list of option award recipients had been finalized.
     To correct the inaccuracies, the Company re-determined the measurement date based on the date the above criteria were satisfied. In re-determining the most appropriate measurement date of an option grant, we considered meeting minutes and other documents of our Board of Directors, including minutes of the Compensation Committee, in addition to the following data:
•	UWCs with fax headings showing the dates on which the UWCs were faxed;

•	Stock administration’s written consent checklists;

•	The date on which such grants were entered into the outsourced, third party stock option system;

•	Reports on Form 4 filed with the Commission;

•	Contemporaneous emails;

•	Personnel files;

•	Payroll records;

•	Information obtained in interviews with various current and former Company employees and Board of Directors members; and

•	Various records maintained by our Human Resources department.
     For grants where there was not sufficient evidence and documentation available to support the original measurement date or to determine the precise date when the number of options and exercise price were finalized, we used all available relevant information to form a reasonable conclusion as to the most appropriate measurement date for such option grants. We made certain legal interpretations under California or Texas law regarding, among other things, whether the Company, has a reasonable basis to conclude that it will be able to issue stock upon a proper exercise of outstanding unexercised stock options.

     Based on the above evidence, the Company established the most appropriate measurement dates and recalculated share based compensation expense. As a result, the Company has recognized $32.4 million in additional share-based compensation expense arising from stock grants to executive officers and employees. Of this amount, approximately $9.3 million related to options granted to executive officers who, at the time of the grant, were subject to the reporting requirements under Section 16 of the Exchange Act of 1934.
     In an effort to avoid future errors of the type that led to this restatement, the company has improved and strengthened our procedures and processes related to our stock option program through the addition of the following controls designed to provide to provide appropriate safeguards and greater internal control over the stock option granting and administrative function as follows:
     The stock option granting procedures have been formalized, documented and approved by the Compensation Committee and the Board;
•	Using a checklist, the Company’s Stock Administrator tracks each step of the Monthly Consent Process to ensure all items in the process are completed and all necessary records are properly maintained.
•	Approximately two weeks before the Monthly Grant Date, the Stock Administrator creates the proposed grant list. The list is populated from Personnel Action Notices (“PANs”) received from Human Resources (“HR”) and Special Stock Option Grant Requests (“SSOGRs”) are approved via the SSOGR application in SAP. All requests for grants outside the Company’s grant guidelines include a “Request for Exception to Guidelines” form that includes the reasons for the proposed grant outside the Company’s grant guidelines. The “vesting start date” for all proposed grants is set as the Monthly Grant Date.
•	The Stock Administrator sends the proposed grant list to HR to confirm:
o	the list is complete and correct;
o	special exception forms have been obtained for any grants that fall outside guidelines; and
o	there are no open negotiations with any proposed recipients relating to any of the proposed grants.
•	The Stock Administrator updates the information contained in the “Equity Incentive Awards Year-to-Date Status for Fiscal Year” report, which is provided to the Compensation Committee members on a monthly basis.
•	Approximately ten days prior to the Monthly Grant Date, the Stock Administrator emails a proposed written consent and associated exhibits to the members of the Compensation Committee.
•	Upon receiving consent for the grants from a member of the Compensation Committee, the Stock Administrator records the date the consent is received on the checklist. A Committee member may approve the proposed UWC by signing and returning the UWC to the Stock Administrator, or alternatively, by sending an electronic message (e.g., email) to the Stock Administrator indicating the Committee member’s approval.
•	If the Stock Administrator has not received the UWC from all members of the Compensation Committee at least three days before the Monthly Grant Date, the Stock Administrator will re-send the request for approvals and another copy of the UWC. In addition, the Corporate Secretary of the Company will provide the proper required notice of a Compensation Meeting to be held on or before the Monthly Grant. The purpose of the meeting will be to review the proposed option grants previously delivered to the Committee.
•	After Compensation Committee approval has been received, the Stock Administrator informs HR that the proposed grants have been approved. HR notifies the recipient of the approved grants by email on or prior to the Monthly Grant Date.
•	If the proposed grants have not been approved by the Compensation Committee before the Monthly Grant Date, then the Company will not grant or price any awards for that month. All proposed grants may be included for approval in the following month’s grant list and must be approved again pursuant to these procedures.
•	If the Compensation Committee has approved the grants but employees are not notified of the approvals on or before the Monthly Grant Date, then HR contacts the General Counsel prior to providing any such notice. The General Counsel determines whether to proceed with notifying employees of the approved grants or require the grants be approved again pursuant to these procedures.
•	The Stock Administrator prepares a list of the approved grants and transmit the list to the Company’s Third-Party Stock Plan Administrator.
•	The Stock Administrator maintains the appropriate records with the Company’s corporate minute books and records.

•	The Stock Administrator maintains a cumulative summary document that provides a summary of all equity incentive grants issued by the Company for the current fiscal year.
•	After notifying the Company’s Third Party Stock Plan Administrator of the awards, the Stock Administrator runs a report for the Monthly Grant Date from the Third Party Stock Plan Administrator’s database to confirm that all grants sent to them have been entered in their database under the correct employee names and identification numbers.
•	Any material deviation from these procedures must be approved by the Company’s General Counsel. The Stock Administrator notifies the Company’s Chief Financial Officer and the General Counsel of any material deviation from these procedures that is not approved in advance by the General Counsel.
▪	For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 (R) (“SFAS No. 123(R)”), we perform an analysis of current market data and historical company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our Consolidated Statement of Operations. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements. See Note 1A in the Notes to our Consolidated Financials Statements contained in “Item 8 – Financial Statements.”

▪	We maintain allowances for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We regularly evaluate our allowance for doubtful accounts based upon the age of the receivable, our ongoing customer relations, as well as any disputes with the customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which could have a material effect on our operating results and financial position. Additionally, we may maintain an allowance for doubtful accounts for estimated losses on receivables from customers with whom we are involved in litigation. See Note 3 in the Notes to our Consolidated Financial Statements contained in “Item 8 – Financial Statements and Supplementary Data.”

▪	Inventories are recorded at the lower of cost or market, with cost being determined on a first-in, first-out basis. We write down inventories to net realizable value based on forecasted demand, management judgment and the age of inventory. Actual demand and market conditions may be different from those projected by management, which could have a material effect on our operating results and financial position. See Note 1 in the Notes to our Consolidated Financial Statements contained in “Item 8 – Financial Statements and Supplementary Data.”

▪	We evaluate the recoverability of property and equipment and intangible assets in accordance with Statement of Financial Accounting Standard No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” We test for impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. An impairment loss is recognized in the event the carrying value of these assets exceeds the fair value of the applicable assets. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, which could have a material effect on our operating results and financial position. See Note 5 in the Notes to our Consolidated Financial Statements contained in “Item 8 – Financial Statements and Supplementary Data.”

▪	Our available-for-sale investments, non-marketable securities and other investments are subject to a periodic impairment review pursuant to Emerging Issues Task Force No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment and actual results may be materially different than our estimate. Marketable securities are evaluated for impairment if the decline in fair value below cost basis is significant and/or has lasted for an extended period of time. Non-marketable securities or other investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. For investments accounted for using the cost method of accounting, we evaluate information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of the investment. This list is not all inclusive and we weigh all quantitative and qualitative factors in determining if an other-than-temporary decline in value of an investment has occurred. When a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period’s operating results to the extent of the decline. Actual values could be different from those estimated by management, which could have a material effect on our operating results and financial position. See Notes 2 and 4 in the Notes to our Consolidated Financial Statements contained in “Item 8 – Financial Statements and Supplementary Data.”
▪	We provide for the recognition of deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes,” if realization of such assets is more likely than not. We have provided a valuation allowance equal to our net U.S. deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis. In the event we are able determine that it is more likely than not that we will realize some or all of our U.S. deferred tax assets, then an adjustment to the deferred tax asset would increase either income or contributed capital in the period such determination was made. See Note 14 in the Notes to our Consolidated Financial Statements contained in “Item 8 – Financial Statements and Supplementary Data.”

▪	Our taxes payable balance is comprised primarily of tax contingencies that are recorded to address exposures involving tax positions we have taken that could be challenged by taxing authorities. These exposures result from the varying application of statutes, rules, regulations, and interpretations. Our tax contingencies relate to transfer pricing positions we have taken in a variety of countries in which we operate. The ultimate resolution of these matters may be materially greater or less than the amount that we have accrued. See Note 14 in the Notes to our Consolidated Financial Statements contained in “Item 8 – Financial Statements and Supplementary Data.”

▪	Restructuring charges for workforce reductions and facilities consolidations reflected in the accompanying financial statements were accrued based upon specific plans established by management, in accordance with Emerging Issues Task Force No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” or SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” depending upon the time of the restructuring activity. We use an estimated borrowing rate as the discount rate for all of our restructuring accruals made under SFAS 146. Our facilities consolidation accruals are based upon our estimates as to the length of time a facility would be vacant, as well as the amount of sublease income we would receive once we sublet the facility, after considering current and projected market conditions. Changes in these estimates could result in an adjustment to our restructuring accruals in a future quarter, which could have a material effect on our operating results and financial position. See Note 10 in the Notes to our Consolidated Financial Statements contained in “Item 8 – Financial Statements and Supplementary Data.”

▪	We are subject to the possibility of loss contingencies for various legal matters. See Note 7 in the Notes to our Consolidated Financial Statements contained in “Item 8 – Financial Statements and Supplementary Data.” We regularly evaluate current information available to us to determine whether any accruals should be made based on the status of the case, the results of the discovery process and other factors. If we ultimately determine that an accrual should be made for a legal matter, this accrual could have a material effect on our operating results and financial position and the ultimate outcome may be materially different than our estimate.
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
ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Cirrus Logic, Inc.
We have audited the accompanying consolidated balance sheets of Cirrus Logic, Inc. (the Company), as of March 25, 2006 (restated) and March 26, 2005 (restated), and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended March 25, 2006 (as restated). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cirrus Logic, Inc., at March 25, 2006 (restated) and March 26, 2005 (restated), and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended March 25, 2006 (as restated), in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1A to the consolidated financial statements, the 2006, 2005 and 2004 consolidated financial statements have been restated to correct errors in recording stock-based compensation expense, and the related tax impact.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cirrus Logic, Inc.’s internal control over financial reporting as of March 25, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 19, 2006, except for the effects of the material weakness described in the sixth paragraph, as to which the date is April 16, 2007, expressed an unqualified opinion on management’s assessment of and an adverse opinion on the effectiveness of internal control over financial reporting.
/s/Ernst & Young LLP
Austin, Texas
May 16, 2006, except for Note1A as to which the date is April 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Cirrus Logic, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Restated) set forth in Item 9A of this Form 10K/A, that Cirrus Logic, Inc. did not maintain effective internal control over financial reporting as of March 25, 2006, because of the effect of a material weakness identified in management’s assessment as described below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cirrus Logic, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our report dated May 19, 2006, we expressed an unqualified opinion on management’s previous assessment that Cirrus Logic, Inc. maintained effective internal control over financial reporting as of March 25, 2006, and an unqualified opinion that the company maintained, in all material respects, effective internal control over financial reporting as of March 25, 2006, based on the COSO criteria. As described in the following paragraph, the Company subsequently identified material misstatements in its consolidated financial statements, which caused such consolidated financial statements to be restated. Management subsequently revised its assessment to include the identification of the material weakness described in the following paragraph and conclude that Cirrus Logic, Inc.’s internal control over financial reporting was not effective as of March 25, 2006. Accordingly, our present opinion on the effectiveness of Cirrus Logic, Inc.’s internal control over financial reporting as of March 25, 2006, as expressed herein, is different from that expressed in our previous report.
A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified in management’s assessment. A material weakness was identified with respect to the Company’s control environment as it relates to stock option granting practices, including the involvement of the Company’s former CEO in the process, which resulted in the restatement of the Company’s consolidated financial statements for each of the years ended March 25, 2006, March 26, 2005 and March 27, 2004. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audits of the 2006, 2005 and 2004 financial statements, and this report does not effect our report dated May 19, 2006, except for Note 1A, as to which the date is April 16, 2007, on those consolidated financial statements.
In our opinion, management’s revised assessment that Cirrus Logic, Inc. did not maintain effective internal control over financial reporting as of March 25, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the internal control criteria, Cirrus Logic, Inc. has not maintained effective internal control over financial reporting as of March 25, 2006, based on the COSO criteria.
/s/Ernst & Young LLP
Austin, Texas

May 19, 2006, except for the effects of the material weakness described in the sixth paragraph as to which the date is April 16, 2007

CIRRUS LOGIC, INC.
CONSOLIDATED BALANCE SHEET
(in thousands)

	March 25,2006	March 26,2005
	Restated	Restated
Assets
Current assets:
Cash and cash equivalents	$116,675	$79,235
Restricted investments	5,755	7,898
Marketable securities	102,335	91,559
Accounts receivable, net	20,937	18,593
Inventories	18,708	26,649
Prepaid assets	2,488	2,755
Other current assets	5,259	3,845

Total current assets	272,157	230,534

Long-term marketable securities	18,703	1,021
Property and equipment, net	14,051	17,572
Intangibles, net	2,966	10,786
Investment in Magnum Semiconductor	7,947	-
Other assets	3,217	2,897

Total assets	$319,041	$262,810

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,129	$10,546
Accrued salaries and benefits	6,460	8,164
Other accrued liabilities	10,053	11,330
Deferred income on shipments to distributors	7,098	7,935
Income taxes payable	2,228	9,276

Total current liabilities	39,968	47,251

Long-term restructuring accrual	4,694	3,678
Other long-term obligations	10,109	8,675

Stockholders’ equity:
Capital stock, $0.001 par value, 280,000 shares authorized, 86,816 shares and 85,206 shares issued and outstanding at March 25, 2006 and March 26, 2005, respectively	914,235	905,860
Accumulated deficit	(649,075)	(701,501)
Accumulated other comprehensive loss	(890)	(1,153)

Total stockholders’ equity	264,270	203,206

Total liabilities and stockholders’ equity	$319,041	$262,810

The accompanying notes are an integral part of these financial statements

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)

	Twelve Months Ended
	March 25,	March 26,	March 27,
	2006	2005	2004
	Restated	Restated	Restated
Net sales	$193,694	$194,900	$196,338
Cost of sales	88,502	101,638	95,637

Gross Margin	105,192	93,262	100,701

Operating expenses:
Research and development	45,772	80,549	91,987
Selling, general and administrative	51,271	42,459	53,705
Restructuring and other, net	2,311	9,463	9,526
Patent infringement settlements, net	-	-	(14,402)
Litigation settlement, net	(24,758)	-	(45,000)
License agreement amendment	(7,000)	-	-
Patent agreement and settlements, net	-	(593)	(17,000)

Total operating expenses	67,596	131,878	78,816

Income (loss) from operations	37,596	(38,616)	21,885
Realized gain on marketable securities	388	806	12,047
Interest income, net	7,461	3,208	1,875
Other income (expense), net	(54)	317	(18)

Income (loss) before income taxes	45,391	(34,285)	35,789
Benefit for income taxes	(7,035)	(20,789)	(7,059)

Net income (loss)	$52,426	$(13,496)	$42,848

Basic income (loss) per share:	$0.61	$(0.16)	$0.51

Diluted income (loss) per share:	$0.60	$(0.16)	$0.50

Basic weighted average common shares outstanding:	86,036	84,746	84,019
Diluted weighted average common shares outstanding:	87,775	84,746	85,602
The accompanying notes are an integral part of these financial statements

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended	Year Ended	Year Ended
	March 25, 2006	March 26, 2005	March 27, 2004
	Restated	Restated	Restated
Cash flows from operating activities:
Net income (loss)	$52,426	$(13,496)	$42,848
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,511	24,157	27,198
Stock compensation expense	2,121	1,468	4,973
Loss (gain) on retirement or write off of long lived assets	(821)	5,936	2,043
Loss on impairment of assets held for sale	-	-	723
Amortization of lease settlement	(995)	(3,778)	(1,442)
Property lease buyout	-	(4,343)	-
Realized gain on marketable securities	(388)	(806)	(11,786)
Changes in operating assets and liabilities:	-	-	-
Accounts receivable, net	(2,344)	1,211	2,908
Inventories	6,976	2,983	(7,293)
Deferred tax assets	(340)	-	-
Other Assets	(1,276)	2,412	3,672
Accounts payable	3,583	(8,721)	9,047
Accrued salaries and benefits	(1,704)	(1,295)	(305)
Deferred income on shipments to distributors	(837)	4,429	53
Income taxes payable	(7,048)	(20,831)	(7,713)
Other accrued liabilities	1,952	(6,429)	4,658

Net cash provided by (used in) operating activities	59,816	(17,103)	69,584

Cash flows from investing activities:
Proceeds from sale of marketable securities	159,777	50,630	12,047
Purchases of available for sale marketable securities	(187,605)	(109,377)	(32,911)
Purchases of property and equipment	(2,198)	(3,621)	(2,314)
Investments in technology	(729)	(3,146)	(8,678)
Proceeds from sale of property and equipment	-	-	3,500
(Increase) decrease in deposits and other assets	(18)	187	(310)
Decrease in restricted investments	2,143	261	3,685

Net cash used in investing activities	(28,630)	(65,066)	(24,981)

Cash flows from financing activities:
Issuance of common stock, net of issuance costs	6,254	3,511	2,326

Net cash provided by financing activities	6,254	3,511	2,326

Net increase (decrease) in cash and cash equivalents	37,440	(78,658)	46,929
Cash and cash equivalents at beginning of period	79,235	157,893	110,964

Cash and cash equivalents at end of period	$116,675	$79,235	$157,893

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:

Cash payments (refunds) during the year for:

Interest expense	-	-	-
Income taxes	333	(1,646)	698
The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
			Restated	Restated		Restated
Balance, March 29, 2003	83,761	84	893,498	(730,853)	(537)	162,192

Components of comprehensive income (loss):
Net income	-	-	-	42,848	-	42,848
Change in unrealized gain on marketable securities	-	-	-	-	1,676	1,676
Realized gain on marketable equity securities	-	-	-	-	(1,359)	(1,359)
Change in unrealized loss on foreign currency translation adjustments	-	-	-	-	49	49

Total comprehensive loss						43,214

Issuance of stock under stock plans	618	-	2,326	-	-	2,326
Issuance of shares previously held back from prior year acquisitions	16	-	-	-	-	-
Amortization of deferred stock compensation	-	-	4,973	-	-	4,973

Balance, March 27, 2004	84,395	84	900,797	(688,005)	(171)	212,705

Components of comprehensive income (loss):
Net loss	-	-	-	(13,496)	-	(13,496)
Change in unrealized loss on marketable securities	-	-	-	-	(313)	(313)
Realized gain on marketable securities	-	-	-	-	(669)	(669)

Total comprehensive loss						(14,478)

Issuance of stock under stock plans	811	1	3,510	-	-	3,511
Amortization of deferred stock compensation	-	-	1,468	-	-	1,468

Balance, March 26, 2005	85,206	85	905,775	(701,501)	(1,153)	203,206

Components of comprehensive income (loss):
Net income	-	-	-	52,426	-	52,426
Change in unrealized loss on marketable securities	-	-	-	-	263	263
Realized gain on marketable securities	-	-	-	-	-	-

Total comprehensive income						52,689

Issuance of stock under stock plans	1,610	2	6,252	-	-	6,254
Amortization of deferred stock compensation	-	-	2,121	-	-	2,121

Balance, March 25, 2006	86,816	87	914,148	(649,075)	(890)	264,270

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
Long-lived assets
     In accordance with Statement of Financial Accounting Standard No. 144 (“SFAS 144”), "Accounting for the Impairment or Disposal of Long-Lived Assets,” we test for impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. We measure any impairment loss by comparing the fair value of the asset to its carrying amount. We estimate fair value based on discounted future cash flows, quoted market prices, or independent appraisals.
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

     The following table details the disclosure required by SFAS No. 123 (in thousands, except per share amounts):

	Twelve Months Ended
	March 25,	March 26,	March 27,
	2006	2005	2004
	Restated	Restated	Restated
Net income (loss) as restated	$52,426	$(13,496)	$42,848

Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	1,734	605	5,032
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax related effects	(8,033)	(12,640)	(15,853)

Proforma net income (loss) as restated	$46,127	$(25,531)	$32,027

Basic net income (loss) per share as restated	$0.61	$(0.16)	$0.51
Proforma basic net income (loss) per share as restated	$0.54	$(0.30)	$0.38
Diluted net income (loss) per share as restated	$0.60	$(0.16)	$0.50
Proforma diluted net income (loss) per share as restated	$0.53	$(0.30)	$0.37
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
Recently Issued Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123(R), which supersedes APB No. 25, SFAS No. 123 and related implementation guidance. Under this pronouncement, stock based compensation to employees is required to be recognized as a charge to the statement of operations and such charge is to be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the volatility of the company’s stock and the risk free interest rate. For fiscal year 2006, we recognized share-based compensation expense based on the provisions of APB No. 25, however, we do disclose the affect of this item as currently required by SFAS No. 123. Beginning with fiscal year 2007, we will expense shared based compensation in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The company has chosen to adopt the standard using the modified prospective approach. This pronouncement is effective for fiscal years beginning after June 15, 2005. For Cirrus Logic, we adopted this pronouncement with the beginning of our fiscal year 2007, which began on March 26, 2006.
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
1A. Restatement of Consolidated Financial Statements
     The Consolidated Financial Statements and the related disclosures for the fiscal years ended 2006, 2005 and 2004 and for each of the quarters in fiscal years 2006 and 2005 have been restated as described below.
     We are restating our Consolidated Financial Statements to reflect the results of our voluntary review of our stock option granting practices. Our decision to restate our Consolidated Financial Statements was based on the results of a voluntary internal review and independent investigation into our past stock option granting practices. In October 2006, we announced that an internal review of our past practices related to grants of stock options had revealed information that raised potential questions about the measurement dates used to account for certain stock option grants. We also announced that, at the recommendation of the Audit Committee of the Company’s Board of Directors (the “Board”), the Board appointed an independent director to serve as a Special Committee to conduct an investigation into our historic stock option granting practices.
     The Special Committee retained independent legal counsel to assist in the investigation. During the eight month investigation, the Special Committee and its independent counsel, assisted by independent forensic accountants, reviewed the facts and circumstances surrounding stock option grants made to executive officers, employees and non-employee directors, searched relevant physical and electronic documents and interviewed current and former directors, officers and employees. This review included an examination of all stock option grants from January 1, 1997 to December 31, 2006.
     In March 2007, we announced that the Special Committee had reported its principal findings to the Board relating to the above investigation. Based on the report of the Special Committee and on management’s preliminary conclusions and recommendations, the Board concluded that incorrect measurement dates were used for financial accounting purposes for certain stock options granted between January 1, 1997 and December 31, 2005. We disclosed that the anticipated non-cash charges required to correct the discrepancy would be material and that we expected to restate our financial statements for the fiscal years 2002 through 2006 and for the first quarter of fiscal year 2007. Accordingly, we announced that based on the findings of the Special Committee, and the recommendations of management and the Audit Committee, the Board had concluded that the financial statements, related notes and selected financial data and all financial press releases and similar communications issued by us and the related reports of the Company’s independent registered public accounting firm relating to fiscal periods 2002 through 2006, and the first fiscal quarter of 2007, should no longer be relied upon.
     As a result of the findings of the Special Committee detailed below, the Company has recognized $32.4 million in additional share-based compensation expense arising from stock grants to executive officers and employees. Of this amount, approximately $9.3 million related to options granted to executive officers who, at the time of the grant, were subject to the reporting requirements under Section 16 of the Exchange Act of 1934. The Special Committee arrived at the following principal findings with respect to the stock option practices of the Company:
•	The Company’s stock plan administrative deficiencies between January 1, 1997 and December 31, 2005 led to a number of misdated option grants.

o	New hire and other promotion and retention option grants were generally made the first Wednesday of each month through the use of unanimous written consents (“UWCs”) of the Company’s Compensation Committee. However, prior to January 2006, many of these monthly grants were misdated, as grant dates were routinely established before the receipt of all the signed UWCs authorizing those grants. Of the $32.4 million in additional share-based compensation expense, $6.1 million related to these types of errors.
o	Many other off-cycle and broad-based annual option grants that were granted through Board or Compensation Committee resolutions were also misdated due to administrative issues in that grant dates were sometimes established before the list of option award recipients had been finalized. Of the $32.4 million in additional share-based compensation expense, $4.3 million related to these types of errors.
o	Beginning in late 2002, the Company formally documented and updated its existing processes and procedures with respect to the granting of options. In 2005, the Company further refined the process and, in 2006, a formal written policy was approved by the Compensation Committee.
o	Approximately 97% of the potential stock-based compensation charges identified as a result of the Special Committee investigation resulted from grants that were made prior to December 31, 2002.
•	Prior to 2003, the limited controls and the lack of definitive processes for stock option granting and approval allowed for potential abuse, including the use of hindsight, in the establishment of more favorable grant dates for certain options.
o	The Special Committee identified three grant dates prior to 2003 on which three management-level employees received new-hire option grants on dates other than when they began rendering services to the Company. Of the $32.4 million in additional share-based compensation expense, $1.4 million related to these types of errors.
o	The grant date for one grant in 2000 is different from the date the grant appears to have been approved by the Board. While no definitive evidence has been identified to clarify this inconsistency, the selected grant date was at a lower closing stock price than the price on the date of apparent board approval.
o	Based on the evidence developed in the investigation, the Special Committee believes that certain executive officers had knowledge of and participated in the selection of three grant dates for broad-based employee option grants in the 2000 through 2002 timeframe, either with hindsight or prior to completing the formal approval process. Of the $32.4 million in additional share-based compensation expense, $12.0 million related to these types of errors.
o	The executive officers involved in the option grant process prior to 2003, and in particular the grants described above in the 2000 through 2002 timeframe, were no longer with the Company as of the date the Special Committee reported its findings to the Board with the exception of David D. French, the Company’s President and Chief Executive Officer.
o	In light of the findings, as of March 5, 2007, David D. French resigned as President and Chief Executive Officer and as a director of the Company. The Company has entered into a resignation agreement with Mr. French.
•	The Special Committee believes that Mr. French was significantly involved in the grant approval process for certain grants and that he influenced the grant process with a view toward the stock price, and therefore the selection of grant dates, through his control over how quickly or slowly the process was completed. However, the Special Committee does not believe that Mr. French appreciated the significance of the procedural inadequacies or the accounting implications of the grant approval process or grant date selections, or that he was advised by his executive staff of any such inadequacies or implications.
•	The Special Committee did not find any irregularities associated with any grants to independent directors or the Company’s two broad-based options exchanges during the relevant period.
•	The Special Committee found no documentary or testimonial evidence that the Company’s independent directors were aware of any attempts by the Company’s executive officers to backdate or to otherwise select a favorable grant date, and consequently, had no reason to and did not believe that the accounting or other disclosures were inaccurate.
•	The Special Committee further found that the evidence indicates that the independent directors relied upon management to ensure that the Board and Compensation Committee’s grant approvals complied with the Company’s stock option plans and applicable laws and accounting rules.
     Subsequent to our press release dated March 2, 2007, the Company identified two other issues based upon the findings of the Special Committee that led to an increase of $8.6 million in additional share-based compensation expense recognized in the consolidated financial statements in excess of the previous estimate of $22 million to $24 million. These issues are described as follows:
•	Our previous estimate should have included the intrinsic value of 1.8 million options canceled in relation to a Company wide option exchange in fiscal year 2003, which led to an increase in share-based compensation expense. Under EITF 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44,” Issue 37(a), the compensation cost measured on the original grant date of the re-priced stock option grants that remained unrecognized at the time of the option exchange should have been immediately recognized as expense on the day of the exchange and included in our original estimate. Of the $8.6 million in additional share-based compensation expense beyond our previous estimate, $6.5 million related to the correction of this error.
•	Our previous estimate should have included certain share-based compensation expenses related to certain modifications to the terms of stock options grants for certain individual employees at the time of their termination. Of the $8.6 million in additional share-based compensation expense beyond our previous estimate, $2.1 million related to correction of these types of errors.
     As of the date of this filing, the Company has paid a total of approximately $2.9 million to independent legal counsel, independent forensic accountants, and our independent registered public accounting firm in connection with the eight month investigation into past stock option granting practices.
Share-Based Compensation Summary
     In accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” our restated consolidated financial statements reflect additional compensation expense to the extent the fair market value of a share of our common stock on the correct measurement date exceeded the exercise price of the option. The additional non-cash compensation expense was amortized over the required service period, generally over the vesting periods of the respective grants. The following table details the share-based compensation adjustments and the related tax effects of all adjustments for fiscal years 2002 through 2006. The decrease in net income (loss) for each type of adjustment is as follows (in thousands):

	Net Income	Non-cash Stock
	(Loss)	Compensation			Net Income
	[Previously	Expense	Tax Effect of	Total	(Loss)
	Reported]	Adjustment	Adjustment	Adjustments	[Restated]
Fiscal Year 2002	$206,079)	$(9,799)	$-	$9,799)	$215,878)
Fiscal Year 2003	(199,213)	(6,986)	-	(6,986)	(206,199)
Fiscal Year 2004	46,503	(3,655)	-	(3,655)	42,848
Fiscal Year 2005	(13,388)	(108)	-	(108)	(13,496)
Fiscal Year 2006	54,145	(1,719)	-	(1,719)	52,426
     The effect that these adjustments had on diluted earnings (loss) per share for fiscal years 2002 through 2006 is as follows:

	Earnings (Loss)		Earnings
	Per Share		(Loss) Per
	[Previously		Share
	Reported]	Adjustments	[Restated]
Fiscal Year 2002	$(2.66)	$(0.13)	$(2.79)
Fiscal Year 2003	(2.39)	(0.08)	(2.47)
Fiscal Year 2004	0.54	(0.04)	0.50
Fiscal Year 2005	(0.16)	(0.00)	(0.16)
Fiscal Year 2006	0.62	(0.02)	0.60
     The cumulative effect on stockholders’ equity as of March 25, 2006 resulting from the restatement of share-based compensation is as follows (in thousands):

			Unearned	Net Impact to
	Paid-in	Retained	Deferred	Stockholders’
Adjustments to Stockholder’s Equity	Capital	Earnings	Compensation	Equity
Fiscal Year 2003 & Prior	$29,392	$(26,941)	$(3,786)	$(1,335)
Fiscal Year 2004	2,109	(3,655)	1,487	(59)
Fiscal Year 2005	(481)	(108)	1,452	863
Fiscal Year 2006	1,592	(1,719)	514	387

Cumulative effect through Fiscal Year 2006	$32,612	$(32,423)	$(333)	$(144)

     The net impact to Stockholder’s Equity detailed above was completely offset by a change in other accrued liabilities for each period presented. These were the only adjustments made to our consolidated balance sheet as a result of the restatement. The net book value of our deferred tax assets did not change as a result of the restatement as we continue to provide a full valuation allowance against them.
     The incremental effect of recognizing additional share-based compensation expense resulting from grants with incorrect measurement dates is as follows (in thousands):

	Pre-Tax	After-Tax
	Expense	Expense
Fiscal Year 1998	326	326
Fiscal Year 1999	2,083	2,083
Fiscal Year 2000	2,100	2,100
Fiscal Year 2001	5,647	5,647
Fiscal Year 2002	9,799	9,799
Fiscal Year 2003	6,986	6,986

Total 1998 – 2003 effect	26,941	26,941

Fiscal Year 2004	3,655	3,655
Fiscal Year 2005	108	108
Fiscal Year 2006	1,719	1,719

	5,482	5,482

	$32,423	$32,423

Litigation Summary
     On January 5, 2007, a purported stockholder filed a derivative lawsuit in state district court in Travis County, Texas against current and former officers and directors of Cirrus Logic and against the Company, as a nominal defendant, alleging various breaches of fiduciary duties, conspiracy, improper financial reporting, insider trading, violations of the Texas Securities Act, unjust enrichment, accounting, gross mismanagement, abuse of control, rescission, and waste of corporate assets related to certain prior grants of stock options by the Company. Our response to the lawsuit is currently due on April 20, 2007.
     On March 19, 2007, another purported stockholder filed a derivative lawsuit related to the Company’s prior stock option grants in the United States District Court for the Western District of Texas — Austin Division against current and former officers and directors of Cirrus Logic and against the Company, as a nominal defendant. The individual defendants named in this lawsuit overlap, but not completely, with the state suit. The lawsuit alleges many of the causes of action alleged in the Texas state court suit, but also includes claims for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5, violations of Section 14(a) of the Exchange Act and violations of Section 20(a) of the Exchange Act. On April 10, 2007, we filed a motion to dismiss the complaint on the grounds that the plaintiff was supposed to make demands on the Board before filing the lawsuit. The plaintiff has not filed a response and no hearing before the court is currently set on the motion to dismiss.
     On March 30, 2007, a different purported stockholder filed a nearly identical derivative lawsuit to the March 19, 2007 derivative lawsuit in the United States District Court for the Western District of Texas — Austin Division with identical allegations against the same defendants. We are currently evaluating this plaintiff’s claims.

     The following table sets forth the impact of the above adjustments and the related tax effects on our historical Consolidated Statements of Income for each of the three years ended March 25, 2006, March 26, 2005, and March 27, 2004:
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended March 25, 2006			Year Ended March 26, 2005			Year Ended March 27, 2004
	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated
Net sales	$193,694	$-	$193,694	$194,900	$-	$194,900	$196,338	$-	$196,338
Cost of sales	88,482	20	88,502	101,637	1	101,638	95,594	43	95,637

Gross Margin	105,212	(20)	105,192	93,263	(1)	93,262	100,744	(43)	100,701

Research and development	45,101	671	45,772	80,507	42	80,549	90,562	1,425	91,987
Selling, general and administrative	50,243	1,028	51,271	42,394	65	42,459	51,518	2,187	53,705
Restructuring and other, net	2,311	-	2,311	9,463	-	9,463	9,526	-	9,526
Patent infringement settlements, net	-	-	-	-	-	-	(14,402)	-	(14,402)
Litigation settlement, net	(24,758)	-	(24,758)	-	-	-	(45,000)	-	(45,000)
License Agreement	(7,000)	-	(7,000)	-	-	-	-	-	-
Patent agreement, net	-	-	-	(593)	-	(593)	(17,000)	-	(17,000)

Total operating expenses	65,897	1,699	67,596	131,771	107	131,878	75,204	3,612	78,816
Income (loss) from operations	39,315	(1,719)	37,596	(38,508)	(108)	(38,616)	25,540	(3,655)	21,885

Realized gain on marketable securities	388	-	388	806	-	806	12,047	-	12,047
Interest income, net	7,461	-	7,461	3,208	-	3,208	1,875	-	1,875
Other income (expense), net	(54)	-	(54)	317	-	317	(18)	-	(18)

Income (loss) before income taxes	47,110	(1,719)	45,391	(34,177)	(108)	(34,285)	39,444	(3,655)	35,789
Benefit for income taxes	(7,035)	-	(7,035)	(20,789)	-	(20,789)	(7,059)	-	(7,059)

Net income (loss)	$54,145	$(1,719)	$52,426	$(13,388)	$(108)	$(13,496)	$46,503	$(3,655)	$42,848

Earnings per share:
Basic	$0.63	$(0.02)	$0.61	$(0.16)	$-	$(0.16)	$0.55	$(0.04)	$0.51
Diluted	$0.62	$(0.02)	$0.60	$(0.16)	$-	$(0.16)	$0.54	$(0.04)	$0.50

Weighted Average Common Shares Outstanding:
Basic	86,036		86,036	84,746		84,746	84,019		84,019
Diluted	87,775		87,775	84,746		84,746	85,602		85,602

     The following table sets forth the impact of the stock-based compensation adjustments and the related tax effects on our historical Consolidated Balance Sheets as March 25, 2006 and March 26, 2005:
CIRRUS LOGIC, INC.
CONSOLIDATED BALANCE SHEET
(in thousands)

	Year Ended March 25, 2006			Year Ended March 26, 2005
	Previously			Previously
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$116,675	$-	$116,675	$79,235	$-	$79,235
Restricted investments	5,755	-	5,755	7,898	-	7,898
Marketable securities	102,335	-	102,335	91,559	-	91,559
Accounts receivable, net	20,937	-	20,937	18,593	-	18,593
Inventories	18,708	-	18,708	26,649	-	26,649
Prepaid assets	2,488	-	2,488	2,755	-	2,755
Other current assets	5,259	-	5,259	3,845	-	3,845

Total current assets	272,157	-	272,157	230,534	-	230,534

Long-term marketable securities	18,703	-	18,703	1,021	-	1,021
Property and equipment, net	14,051	-	14,051	17,572	-	17,572
Intangibles, net	2,966	-	2,966	10,786	-	10,786
Investment in Magnum Semiconductor	7,947	-	7,947	-	-	-
Other assets	3,217	-	3,217	2,897	-	2,897

Total assets	$319,041	$-	$319,041	$262,810	$-	$262,810

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,129	$-	$14,129	$10,546	$-	$10,546
Accrued salaries and benefits	6,460	-	6,460	8,164	-	8,164
Other accrued liabilities	9,909	144	10,053	10,799	531	11,330
Deferred income on shipments to distributors	7,098	-	7,098	7,935	-	7,935
Income taxes payable	2,228	-	2,228	9,276	-	9,276

Total current liabilities	39,824	144	39,968	46,720	531	47,251

Long-term restructuring accrual	4,694	-	4,694	3,678	-	3,678
Other long-term obligations	10,109	-	10,109	8,675	-	8,675

Stockholders’ equity:
Capital stock	881,956	32,279	914,235	875,687	30,173	905,860
Accumulated deficit	(616,652)	(32,423)	(649,075)	(670,797)	(30,704)	(701,501)
Accumulated other comprehensive loss	(890)	-	(890)	(1,153)	-	(1,153)

Total stockholders’ equity	264,414	(144)	264,270	203,737	(531)	203,206

Total liabilities and stockholders’ equity	$319,041	-	$319,041	$262,810	-	$262,810

     The following table shows the effect of the restatement on the components of our previously reported cash flows:
CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended March 25, 2006			Year Ended March 26, 2005			Year Ended March 27, 2004
	Previously			Previously			Previously
	Reported	Adjustments	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Cash flows from operating activities:
Net income (loss)	$54,145	$(1,719)	$52,426	$(13,388)	$(108)	$(13,496)	$46,503	$(3,655)	$42,848
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,511	-	8,511	24,157	-	24,157	27,198	-	27,198
Stock compensation expense	15	2,106	2,121	497	971	1,468	1,377	3,596	4,973
Loss (gain) on retirement or write off of long lived assets	(821)	-	(821)	5,936	-	5,936	2,043	-	2,043
Loss on impairment of assets held for sale	-	-	-	0	-	-	723	-	723
Amortization of lease settlement	(995)	-	(995)	(3,778)	-	(3,778)	(1,442)	-	(1,442)
Property lease buyout	-	-	-	(4,343)	-	(4,343)	-	-	-
Realized gain on marketable securities	(388)	-	(388)	(806)	-	(806)	(11,786)	-	(11,786)
Changes in operating assets and liabilities:	-	-	-	-	-	-	-	-	-
Accounts receivable, net	(2,344)	-	(2,344)	1,211	-	1,211	2,908	-	2,908
Inventories	6,976	-	6,976	2,983	-	2,983	(7,293)	-	(7,293)
Deferred tax assets	(340)	-	(340)	-	-	-	-	-	-
Other Assets	(1,276)	-	(1,276)	2,412	-	2,412	3,672	-	3,672
Accounts payable	3,583	-	3,583	(8,721)	-	(8,721)	9,047	-	9,047
Accrued salaries and benefits	(1,704)	-	(1,704)	(1,295)	-	(1,295)	(305)	-	(305)
Deferred income on shipments to distributors	(837)	-	(837)	4,429	-	4,429	53	-	53
Income taxes payable	(7,048)	-	(7,048)	(20,831)	-	(20,831)	(7,713)	-	(7,713)
Other accrued liabilities	2,339	(387)	1,952	(5,566)	(863)	(6,429)	4,599	59	4,658

Net cash provided by (used in) operating activities	59,816	-	59,816	(17,103)	-	(17,103)	69,584	-	69,584

Cash flows from investing activities:
Proceeds from sale of marketable securities	159,777	-	159,777	50,630	-	50,630	12,047	-	12,047
Purchases of available for sale marketable securities	(187,605)	-	(187,605)	(109,377)	-	(109,377)	(32,911)	-	(32,911)
Purchases of property and equipment	(2,198)	-	(2,198)	(3,621)	-	(3,621)	(2,314)	-	(2,314)
Investments in technology	(729)	-	(729)	(3,146)	-	(3,146)	(8,678)	-	(8,678)
Proceeds from sale of property and equipment	-	-	-	-	-	-	3,500	-	3,500
(Increase) decrease in deposits and other assets	(18)	-	(18)	187	-	187	(310)	-	(310)
Decrease in restricted investments	2,143	-	2,143	261	-	261	3,685	-	3,685

Net cash used in investing activities	(28,630)	-	(28,630)	(65,066)	-	(65,066)	(24,981)	-	(24,981)

Cash flows from financing activities:
Issuance of common stock, net of issuance costs	6,254	-	6,254	3,511	-	3,511	2,326	-	2,326

Net cash provided by financing activities	6,254	-	6,254	3,511	-	3,511	2,326	-	2,326

Net increase (decrease) in cash and cash equivalents	37,440	-	37,440	(78,658)	-	(78,658)	46,929	-	46,929
Cash and cash equivalents at beginning of period	79,235	-	79,235	157,893	-	157,893	110,964	-	110,964

Cash and cash equivalents at end of period	$116,675	$-	$116,675	$79,235	$-	$79,235	$157,893	$-	$157,893

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:

Cash payments (refunds) during the year for:

Interest expense	-	-	-	-	-	-	-	-	-
Income taxes	333	-	333	(1,646)	-	(1,646)	698	-	698
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

     The following table is a summary of available-for-sale securities (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair Value
As of March 25, 2006:	Cost	Gains	Losses	(Net Carrying Amount)
Corporate securities – U.S	$40,096	$5	$(104)	$39,997
Corporate securities – non – U.S.	1,676	—	—	1,676
U.S. Government securities	85,141	—	(218)	84,923
Commercial paper	—	—	—	—

Total debt securities	126,913	5	(322)	126,596
Marketable equity securities	—	197	—	197

	$126,913	$202	$(322)	$126,793

	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair Value
As of March 26, 2005:	Cost	Gains	Losses	(Net Carrying Amount)
Corporate securities – U.S.	$53,873	$—	$(257)	$53,616
U.S. Government securities	34,204	—	(85)	34,119
Agency discount notes	8,152	—	(41)	8,111
Commercial paper	4,632	—	—	4,632

Total debt securities	100,861	—	(383)	100,478
Marketable equity securities	—	—	—	—

	$100,861	$—	$(383)	$100,478

     The cost and estimated fair value of available-for-sale investments by contractual maturity were as follows:

	March 25, 2006		March 26, 2005
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$108,156	$107,893	$99,830	$99,457
After 1 year through 2 years	18,757	18,703	1,031	1,021
After 2 years	—	—	—	—

Total debt securities	126,913	126,596	100,861	100,478
Equity securities	—	197	—	—

	$126,913	$126,793	$100,861	$100,478

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
2. Accounts Receivable, net
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
3. Non-Marketable Securities
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

4. Intangibles, net
     The following information details the gross carrying amount and accumulated amortization of our intangible assets (in thousands):

	March 25, 2006		March 26, 2005
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Core technology	$1,390	$(759)	$8,290	$(6,521)
Existing technology	2,730	(2,686)	43,430	(38,723)
License agreements	440	(240)	1,940	(1,504)
Technology licenses	11,622	(9,531)	12,615	(8,748)
Trademarks	320	(320)	320	(313)

	$16,502	$(13,536)	$66,595	$(55,809)

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
     The following table details the estimated aggregate amortization expense for all intangibles owned as of March 25, 2006 for each of the five succeeding fiscal years (in thousands):

For the year ended March 31, 2007	$1,337
For the year ended March 29, 2008	1,045
For the year ended March 28, 2009	318
For the year ended March 27, 2010	248
For the year ended March 26, 2011	18
5. Commitments and Contingencies
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
10. Restructuring Costs and Other
     During fiscal year 2006, we recorded a total net restructuring charge of $3.1 million in operating expenses for severance and facility related items primarily associated with workforce reductions related to the sale of the digital video product line assets and our revised sublease assumption for a previously exited facility. This action affected approximately 10 individuals worldwide and resulted in a net charge of approximately $0.4 million. In connection with the digital video product line asset sale, we ceased using certain leased office space in our Fremont, California location. Accordingly, we recorded a restructuring charge of $1.1 million related to the exit from this facility. Partially offsetting the restructuring charge was $0.8 million related to the gain on the digital video product line asset sale. For further detail, see Note 4, “Non Marketable Securities.”

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
     The following table sets forth the activity in our fiscal year 2004 restructuring accrual (in thousands):

		Facilities
	Severance	Abandonment	Total
Balance, March 29, 2003	$—	$—	$—
Fiscal year 2004 provision	1,688	6,205	7,893
Cash payments, net	(1,514)	(908)	(2,422)

Balance, March 27, 2004	$174	$5,297	$5,471
Fiscal year 2005 provision	—	178	178
Cash payments, net	(174)	(944)	(1,118)

		Facilities
	Severance	Abandonment	Total
Balance, March 26, 2005	$—	$4,531	$4,531
Fiscal year 2006 provision	—	1,833	1,833
Cash payments, net	—	(954)	(954)

Balance, March 25, 2006	$—	$5,410	$5,410

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

     Information regarding stock option activity is as follows (in thousands, except per share amounts):

		Outstanding Options
			Weighted
	Options Available		Average
	for Grant	Number	Exercise Price
Balance, March 29, 2003	13,169	8,840	$13.21
Shares authorized for issuance	3,380	—	—
Option plans terminated	(671)	—	—
Options granted	(4,923)	4,923	5.16
Options exercised	—	(247)	4.29
Repurchase and cancellation of unvested shares	11	—	—
Options cancelled	2,164	(2,164)	13.13
Options expired	—	(315)	—

Balance, March 27, 2004	13,130	11,037	$9.83

Shares authorized for issuance	3,376	—	—
Options granted	(3,463)	3,463	5.43
Options exercised	—	(390)	3.34
Options cancelled	1,680	(1,680)	9.89
Options expired	—	(106)	—

Balance, March 26, 2005	14,723	12,324	$8.79

Shares authorized for issuance	3,408	—	—
Options granted	(2,446)	2,446	7.46
Options exercised	—	(1,270)	3.75
Options cancelled	1,370	(1,370)	9.76
Options expired	—	(170)	—

Balance, March 25, 2006	17,055	11,960	$8.93

     The following table summarizes information regarding outstanding and exercisable options as of March 25, 2006:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted	Number	Weighted
	Number	Remaining	Average Exercise	Exercisable	Average
Range of Exercise Prices	(in thousands)	Contractual Life	Price	(in thousands)	Exercise Price
$ 0.19 - $ 2.60	362	6.83	$2.39	225	$2.29
$ 2.61 - $ 3.40	897	7.24	3.40	620	3.40
$ 3.41 - $ 5.16	2,412	8.4	4.86	925	4.74
$ 5.17 - $ 6.97	1,538	7.49	6.57	912	6.59
$ 6.98 - $ 9.00	3,504	8.4	7.69	1,440	7.68
$ 9.01 - $14.33	1,205	2.91	10.93	1,205	10.93
$14.34 - $16.69	1,210	5.00	15.85	1,210	15.85
$16.70 - $44.50	832	4.79	26.2	673	28.31

	11,960	7.00	$8.93	7,210	$10.47

     As of March 26, 2005 and March 27, 2004, the number of options exercisable was 6.9 million and 4.8 million, respectively.

Stock-Based Compensation
     In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below is a pro forma illustration of the effect on net income (loss) and net income (loss) per share information for the years 2004 through 2006, and all, computed as if we had valued stock-based awards to employees using the Black-Scholes option pricing model instead of the applying the guidelines provided by APB 25. In addition, the tables below present the impact of the additional stock-based compensation expense-related adjustments on our previously-reported pro forma information illustrations for the stated periods:

	Twelve Months Ended
	March 25,	March 26,	March 27,
	2006	2005	2004
	Previously Filed	Previously Filed	Previously Filed
Net income (loss) as reported	$54,145	$(13,388)	$46,503

Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	15	497	1,377
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax related effects	(7,880)	(11,966)	(14,536)

Proforma net income (loss)	$46,280	$(24,857)	$33,344

Basic net income (loss) per share as reported	$0.63	$(0.16)	$0.55
Proforma basic net income (loss) per share	$0.54	$(0.29)	$0.40
Diluted net income (loss) per share as reported	$0.62	$(0.16)	$0.54
Proforma diluted net income (loss) per share	$0.53	$(0.29)	$0.39

	Twelve Months Ended
	March 25,	March 26,	March 27,
Adjustments:	2006	2005	2004
Net income (loss) as reported	$(1,719)	$(108)	$(3,655)

Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	1,719	108	3,655
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax related effects	(153)	(674)	(1,317)

Proforma net income (loss)	$(153)	$(674)	$(1,317)

Basic net income (loss) per share as reported	$(0.02)	$-	$(0.04)
Proforma basic net income (loss) per share	$-	$-	$(0.02)
Diluted net income (loss) per share as reported	$(0.02)	$-	$(0.04)
Proforma diluted net income (loss) per share	$-	$-	$(0.02)

	Twelve Months Ended
	March 25,	March 26,	March 27,
	2006	2005	2004
	Restated	Restated	Restated
Net income (loss) as restated	$52,426	$(13,496)	$42,848

Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	1,734	605	5,032
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax related effects	(8,033)	(12,640)	(15,853)

Proforma net income (loss) as restated	$46,127	$(25,531)	$32,027

Basic net income (loss) per share as restated	$0.61	$(0.16)	$0.51
Proforma basic net income (loss) per share as restated	$0.54	$(0.30)	$0.38
Diluted net income (loss) per share as restated	$0.60	$(0.16)	$0.50
Proforma diluted net income (loss) per share as restated	$0.53	$(0.30)	$0.37
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
     We estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model using a dividend yield of zero and the following additional weighted-average assumptions:

	March 25,	March 26,	March 27,
	2006	2005	2004
Employee Option Plans:
Expected stock price volatility	41.67%	96.80%	97.47%
Risk-free interest rate 2.2	4.1%	3.9%	2.2%
Expected lives (in years)	3.0	3.8	5.3

Employee Stock Purchase Plan:
Expected stock price volatility	49.05%	85.10%	97.47%
Risk-free interest rate	2.7%	1.7%	1.0%
Expected lives (in years)	0.5	0.5	0.5
     Using the Black-Scholes option valuation model, the weighted average estimated fair values of employee stock options granted in fiscal years 2006, 2005, and 2004, were $2.36, $3.60, and $3.82, respectively. The weighted average estimated fair values for purchase rights granted under the ESPP for fiscal years 2006, 2005, and 2004 were $1.57, $2.25, and $2.47, respectively. In fiscal year 2004, the weighted average of grant date fair value of in-the-money grants was $4.57. Total fair value for in-the-money grants for fiscal year 2005 and 2006 was immaterial.
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
     The following table summarizes the changes in the components of accumulated other comprehensive income (loss) (in thousands):

	Foreign	Unrealized Gains
	Currency	(Losses) on Securities	Total
Balance, March 29, 2003	$(819)	$282	$(537)
Current-period activity	49	317	366

Balance, March 27, 2004	(770)	599	(171)
Current-period activity	-	(982)	(982)

Balance, March 26, 2005	(770)	(383)	(1,153)
Current-period activity	-	263	263

Balance, March 25, 2006	$(770)	$(120)	$(890)

14. Income Taxes
     Income (loss) before income taxes consisted of (in thousands):

	March 25,	March 26,	March 27,
	2006	2005	2004
	Restated	Restated	Restated
United States	$45,230	$(34,254)	$36,259
Non-U.S	161	(31)	(470)

	$45,391	$(34,285)	$35,789

     The benefit for income taxes consists of (in thousands):

	March 25,	March 26,	March 27,
	2006	2005	2004
Current:

Federal	$—	$(15,247)	$—
State	—	(5)	(7,211)
Non-U.S	(6,695)	(5,537)	152

Total Current Tax Benefit	$(6,695)	$(20,789)	$(7,059)

Deferred:
Non-U.S	$(340)	$—	$—

Total Deferred Tax Benefit	(340)	—	—

Total Tax Benefit	$(7,035)	$(20,789)	$(7,059)

     The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal rate to pretax income (loss) as follows (in percentages):

	March 25,	March 26,	March 27,
	2006	2005	2004
	Restated	Restated	Restated
Expected income tax provision (benefit) at the US federal statutory rate	35.0	(35.0)	35.0
Net operating loss and future deductions not currently benefited	—	34.9	—
Utilization of net operating losses and deferred tax assets not previously recognized	(34.0)	—	(35.6)
Reversals of previously accrued taxes and tax refunds	(14.8)	(62.0)	(20.1)
Unbenefited non-U.S. losses	—	0.6	1.2
Other	(1.7)	0.9	(0.2)

Benefit for income taxes	(15.5)	(60.6)	(19.7)

     Significant components of our deferred tax assets and liabilities are (in thousands):

	March 25,	March 26,
	2006	2005
	Restated	Restated
Deferred tax assets:
Inventory valuation	$3,885	$11,840
Accrued expenses and allowances	5,546	23,689
Net operating loss carryforwards	173,488	168,859

	March 25,	March 26,
	2006	2005
	Restated	Restated
Research and development tax credit carryforwards	35,143	34,570
State investment tax credit carryforwards	1,088	1,467
Capitalized research and development	49,736	48,312
Depreciation and Amortization	4,364	2,837
Other	10,459	9,867

Total deferred tax asset	$283,709	$301,441
Valuation allowance for deferred tax assets	(283,369)	(301,435)

Net deferred tax assets	$340	$6

Deferred tax liabilities:
Other	$—	$6

Total deferred tax liabilities	—	6

Total net deferred tax assets	$340	$—

     We did not record any additional income tax benefit or expense as a result of our restatement. For each period presented, we provided a full valuation allowance on the amount of the stock based compensation deduction and, therefore, we did not receive any tax benefit for any additional stock based compensation amounts recorded.
     The valuation allowance decreased by $18.1 million in fiscal year 2006 and increased by $132.7 million in fiscal year 2005. During fiscal year 2006, we recorded nonrecurring tax benefits totaling $6.7 million that consisted of the reversal of prior year non-U.S. tax liabilities. These reversals were due to the expiration of the statute of limitations for years in which certain potential non-U.S. tax liabilities existed. At March 25, 2006, we had federal net operating losses carryforwards of $465.8 million. Of that amount, $75.4 million relates to companies we acquired during fiscal year 2002 and are, therefore, subject to certain limitations under Section 382 of the Internal Revenue Code. In addition, approximately $27.1 million of the federal net operating loss is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital rather than current earnings if subsequently realized. We have net operating losses in various states that total $126.4 million. The federal net operating loss carryforwards expire in fiscal years 2009 through 2026. The state net operating loss carryforwards expire in fiscal years 2007 through 2026. We also have non-U.S. net operating losses of $3.2 million that do not expire.
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
15. Segment Information

     We are a premier supplier of high-precision analog and mixed-signal ICs for a broad range of consumer, professional, and industrial markets. We develop and market ICs and embedded software used by original equipment manufacturers. We also provide complete system reference designs based on our technology that enable our customers to bring products to market in a timely and cost-effective manner. We determine our operating segments in accordance with Statement of Financial Accounting Standard No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information.” Our chief executive officer (“CEO”) has been identified as the chief operating decision maker as defined by SFAS 131.
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
     The following is a condensed summary of our unaudited quarterly results of operations for fiscal year 2006, which was restated as discussed in Note 1A to the Consolidated Financial Statements (in thousands, except per share data):
Quarterly Results of Operations (in thousands, except per share data, unaudited)

	Three Months Ended
	March 25,	December 24,	September 24,	June 25,
	2006	2005	2005	2005
	Previously Filed	Previously Filed	Previously Filed	Previously Filed
Net sales	$42,158	$48,253	$50,461	$52,822
Cost of sales	17,678	21,686	23,596	25,522

Gross Margin	$24,480	$26,567	$26,865	$27,300

Research and development	10,378	10,442	10,630	13,651
Selling, general and administrative	9,437	10,740	15,765	14,301
Restructuring and other, net	-	-	2,311	-
Litigation settlement, net	-	-	-	(24,758)
License Agreement	(7,000)	-	-	-

Total operating expenses	$12,815	$21,182	$28,706	$3,194

Income (loss) from operations	$11,665	$5,385	$(1,841)	$24,106

Realized gain on marketable	-	-	-	388
securities Interest income, net	2,510	2,131	1,684	1,136
Other income (expense), net	21	53	(109)	(19)

Income (loss) before income taxes	$14,196	$7,569	$(266)	$25,611
Benefit for income taxes	(1,241)	(5,261)	(167)	(366)

Net income (loss)	$15,437	$12,830	$(99)	$25,977

Earnings per share:
Basic	$0.18	$0.15	$-	$0.30
Diluted	$0.17	$0.15	$-	$0.30

Weighted Average Common Shares Outstanding:
Basic	86,718	86,399	85,804	85,230
Diluted	88,924	88,101	85,804	86,183

Quarterly Results of Operations (adjustments resulting from restatement; in thousands, except per share data, unaudited)

	Three Months Ended
	March 25,	December 24,	September 24,	June 25,
	2006	2005	2005	2005
Net sales	$-	$-	$-	$-
Cost of sales	5	2	12	1

Gross Margin	$(5)	$(2)	$(12)	$(1)

Research and development	192	58	394	27
Selling, general and administrative	294	89	604	41

Total operating expenses	$486	$147	$998	$68

Loss from operations	$(491)	$(149)	$(1,010)	$(69)

Loss before income taxes	$(491)	$(149)	$(1,010)	$(69)
Benefit for income taxes	-	-	-	-

Net loss	$(491)	$(149)	$(1,010)	$(69)

Earnings per share:
Basic	$(0.01)	$-	$(0.01)	$-
Diluted	$(0.01)	$-	$(0.01)	$-
Quarterly Results of Operations (in thousands, except per share data, unaudited)

	Three Months Ended
	March 25,	December 24,	September 24,	June 25,
	2006	2005	2005	2005
	Restated	Restated	Restated	Restated
Net sales	$42,158	$48,253	$50,461	$52,822
Cost of sales	17,683	21,688	23,608	25,523

Gross Margin	$24,475	$26,565	$26,853	$27,299

Research and development	10,570	10,500	11,024	13,678
Selling, general and administrative	9,731	10,829	16,369	14,342
Restructuring and other, net	-	-	2,311	-
Litigation settlement, net	-	-	-	(24,758)
License Agreement	(7,000)	-	-	-

Total operating expenses	$13,301	$21,329	$29,704	$3,262

Income (loss) from operations	$11,174	$5,236	$(2,851)	$24,037

Realized gain on marketable securities	-	-	-	388
Interest income, net	2,510	2,131	1,684	1,136
Other income (expense), net	21	53	(109)	(19)

Income (loss) before income taxes	$13,705	$7,420	$(1,276)	$25,542
Benefit for income taxes	(1,241)	(5,261)	(167)	(366)

Net income (loss)	$14,946	$12,681	$(1,109)	$25,908

Earnings per share:
Basic	$0.17	$0.15	$(0.01)	$0.30
Diluted	$0.17	$0.14	$(0.01)	$0.30

Weighted Average Common Shares Outstanding:
Basic	86,718	86,399	85,804	85,230
Diluted	88,924	88,101	85,804	86,183

     The following is a condensed summary of our unaudited quarterly results of operations for fiscal year 2005, which was restated as discussed in Note 1A to the Consolidated Financial Statements (in thousands, except per share data):
Quarterly Results of Operations (in thousands, except per share data, unaudited)

	Three Months Ended
	March 26,	December 25,	September 25,	June 26,
	2005	2004	2004	2004
	Previously Filed	Previously Filed	Previously Filed	Previously Filed
Net sales	$40,415	$44,036	$51,332	$59,117
Cost of sales	18,955	26,834	28,404	27,444

Gross Margin	$21,460	$17,202	$22,928	$31,673

Research and development	18,270	18,899	21,212	22,126
Selling, general and administrative	7,127	9,611	13,162	12,494
Restructuring and other, net	485	3,107	4,148	1,723
Patent agreement, net	-	(593)	-	-

Total operating expenses	$25,882	$31,024	$38,522	$36,343

Income (loss) from operations	$(4,422)	$(13,822)	$(15,594)	$(4,670)

Realized gain on marketable securities	137	-	-	669
Interest income, net	962	946	604	696
Other income (expense), net	116	272	(5)	(66)

Income (loss) before income taxes	$(3,207)	$(12,604)	$(14,995)	$(3,371)
Benefit for income taxes	(5,745)	(15,134)	66	24

Net income (loss)	$2,538	$2,530	$(15,061)	$(3,395)

Earnings per share:
Basic	$0.03	$0.03	$(0.18)	$(0.04)
Diluted	$0.03	$0.03	$(0.18)	$(0.04)

Weighted Average Common Shares Outstanding:
Basic	85,124	84,773	84,671	84,419
Diluted	86,151	86,159	84,671	84,419
Quarterly Results of Operations (adjustments resulting from restatement; in thousands, except per share data, unaudited)

	Three Months Ended
	March 26,	December 25,	September 25,	June 26,
	2005	2004	2004	2004
Net sales	$-	$-	$-	$-
Cost of sales	(2)	7	1	(5)

Gross Margin	$2	$(7)	$(1)	$5

Research and development	(50)	245	29	(182)
Selling, general and administrative	(77)	377	44	(279)

Total operating expenses	$(127)	$622	$73	$(461)

Loss from operations	$129	$(629)	$(74)	$466

Loss before income taxes	$129	$(629)	$(74)	$466
Benefit for income taxes	-	-	-	-

Net loss	$129	$(629)	$(74)	$466

Earnings per share:
Basic	$-	$(0.01)	$-	$0.01
Diluted	$-	$(0.01)	$-	$0.01

Quarterly Results of Operations (in thousands, except per share data, unaudited)

	Three Months Ended
	March 26,	December 25,	September 25,	June 26,
	2005	2004	2004	2004
	Restated	Restated	Restated	Restated
Net sales	$40,415	$44,036	$51,332	$59,117
Cost of sales	18,953	26,841	28,405	27,439

Gross Margin	$21,462	$17,195	$22,927	$31,678

Research and development	18,220	19,144	21,241	21,944
Selling, general and administrative	7,050	9,988	13,206	12,215
Restructuring and other, net	485	3,107	4,148	1,723
Patent agreement, net	-	(593)	-	-

Total operating expenses	$25,755	$31,646	$38,595	$35,882

Income (loss) from operations	$(4,293)	$(14,451)	$(15,668)	$(4,204)

Realized gain on marketable securities	137	-	-	669
Interest income, net	962	946	604	696
Other income (expense), net	116	272	(5)	(66)

Income (loss) before income taxes	$(3,078)	$(13,233)	$(15,069)	$(2,905)
Benefit for income taxes	(5,745)	(15,134)	66	24

Net income (loss)	$2,667	$1,901	$(15,135)	$(2,929)

Earnings per share:
Basic	$0.03	$0.02	$(0.18)	$(0.03)
Diluted	$0.03	$0.02	$(0.18)	$(0.03)

Weighted Average Common Shares Outstanding:
Basic	85,124	84,773	84,671	84,419
Diluted	86,151	86,159	84,671	84,419

     The following table presents the effects of adjustments made to our previously reported quarterly consolidated balance sheets for fiscal year 2006 (in thousands):
CIRRUS LOGIC, INC.
CONSOLIDATED BALANCE SHEET
(in thousands)

	Quarter Ended December 24, 2005			Quarter Ended September 24, 2005			Quarter Ended June 25, 2005
	Previously			Previously			Previously
	Reported	Adjustments	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$114,947	$-	$114,947	$112,347	$-	$112,347	$89,938	$-	$89,938
Restricted investments	5,755	-	5,755	5,755	-	5,755	7,987	-	7,987
Marketable securities	107,330	-	107,330	92,163	-	92,163	100,311	-	100,311
Accounts receivable, net	21,442	-	21,442	21,579	-	21,579	23,457	-	23,457
Inventories	17,049	-	17,049	17,014	-	17,014	19,544	-	19,544
Prepaid Assets	3,066	-	3,066	2,578	-	2,578	2,106	-	2,106
Other current assets	3,912	-	3,912	3,709	-	3,709	9,663	-	9,663

Total current assets	273,501	-	273,501	255,145	-	255,145	253,006	-	253,006

Long-term marketable securities	4,935	-	4,935	14,869	-	14,869	16,311	-	16,311
Property and equipment, net	14,012	-	14,012	14,329	-	14,329	15,707	-	15,707
Intangibles, net	3,441	-	3,441	4,090	-	4,090	4,689	-	4,689
Investment in Magnum Semiconductor	7,947	-	7,947	7,947	-	7,947	-	-	-
Other assets	2,890	-	2,890	3,425	-	3,425	3,210	-	3,210

Total assets	$306,726	$-	$306,726	$299,805	$-	$299,805	$292,923	$-	$292,923

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,149	$-	$17,149	$15,181	$-	$15,181	$14,542	$-	$14,542
Accrued salaries and benefits	6,329	-	6,329	6,756	-	6,756	8,350	-	8,350
Other accrued liabilities	12,223	141	12,364	14,072	138	14,210	10,824	135	10,959
Deferred income on shipments to distributors	6,108	-	6,108	6,807	-	6,807	7,435	-	7,435
Income taxes payable	3,145	-	3,145	8,526	-	8,526	8,788	-	8,788

Total current liabilities	44,954	141	45,095	51,342	138	51,480	49,939	135	50,074

Long-term restructuring accrual	4,545	-	4,545	4,807	-	4,807	3,526	-	3,526
Other long-term obligations	9,428	-	9,428	10,062	-	10,062	8,541	-	8,541

Stockholders’ equity:
Capital stock	880,930	31,791	912,721	879,560	31,645	911,205	876,763	30,638	907,401
Accumulated deficit	(632,089)	(31,932)	(664,021)	(644,919)	(31,783)	(676,702)	(644,820)	(30,773)	(675,593)
Accumulated other comprehensive loss	(1,042)	-	(1,042)	(1,047)	-	(1,047)	(1,026)	-	(1,026)

Total stockholders’ equity	247,799	(141)	247,658	233,594	(138)	233,456	230,917	(135)	230,782

Total liabilities and stockholders’ equity	$306,726	-	$306,726	$299,805	-	$299,805	$292,923	-	$292,923

     The following table presents the effects of adjustments made to our previously reported quarterly consolidated balance sheets for fiscal year 2005 (in thousands):
CIRRUS LOGIC, INC.
CONSOLIDATED BALANCE SHEET
(in thousands)

	Quarter Ended December 25, 2004			Quarter Ended September 25, 2004			Quarter Ended June 26, 2004
	Previously			Previously			Previously
	Reported	Adjustments	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$93,432	$-	$93,432	$100,050	$-	$100,050	$168,976	$-	$168,976
Restricted investments	7,784	-	7,784	7,184	-	7,184	8,159	-	8,159
Marketable securities	61,893	-	61,893	45,435	-	45,435	18,438	-	18,438
Accounts receivable, net	21,050	-	21,050	28,677	-	28,677	27,927	-	27,927
Inventories	32,330	-	32,330	42,582	-	42,582	40,988	-	40,988
Prepaid Assets	3,032	-	3,032	2,024	-	2,024	4,447	-	4,447
Other current assets	4,217	-	4,217	3,348	-	3,348	4,150	-	4,150

Total current assets	223,738	-	223,738	229,300	-	229,300	273,085	-	273,085

Long-term marketable securities	15,319	-	15,319	25,053	-	25,053	2,112	-	2,112
Property and equipment, net	19,934	-	19,934	21,843	-	21,843	22,982	-	22,982
Intangibles, net	14,807	-	14,807	19,923	-	19,923	24,929	-	24,929
Other assets	2,907	-	2,907	2,862	-	2,862	2,912	-	2,912

Total assets	$276,705	$-	$276,705	$298,981	$-	$298,981	$326,020	$-	$326,020

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,914	$-	$14,914	$22,407	$-	$22,407	$32,347	$-	$32,347
Accrued salaries and benefits	8,974	-	8,974	9,355	-	9,355	10,027	-	10,027
Other accrued liabilities	15,809	525	16,334	18,257	519	18,776	18,389	513	18,902
Deferred income on shipments to distributors	7,877	-	7,877	7,869	-	7,869	5,962	-	5,962
Income taxes payable	15,075	-	15,075	30,299	-	30,299	30,124	-	30,124

Total current liabilities	62,649	525	63,174	88,187	519	88,706	96,849	513	97,362

Long-term restructuring accrual	3,411	-	3,411	3,515	-	3,515	7,610	-	7,610
Other long-term obligations	9,848	-	9,848	10,389	-	10,389	9,915	-	9,915

Stockholders’ equity:
Capital stock	875,216	30,308	905,524	873,634	29,684	903,318	873,319	29,616	902,935
Accumulated deficit	(673,335)	(30,833)	(704,168)	(675,865)	(30,203)	(706,068)	(660,804)	(30,129)	(690,933)
Accumulated other comprehensive loss	(1,084)	-	(1,084)	(879)	-	(879)	(869)	-	(869)

Total stockholders’ equity	200,797	(525)	200,272	196,890	(519)	196,371	211,646	(513)	211,133

Total liabilities and stockholders’ equity	$276,705	-	$276,705	$298,981	-	$298,981	$326,020	-	$326,020

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

18. Subsequent Events (Unaudited)
Acquisition of Caretta Integrated Circuits
     On December 29, 2006, Cirrus Logic acquired 100 percent of the voting equity interests in Caretta Integrated Circuits (“Caretta”), a company based in Shanghai, China that specializes in designing power management integrated circuits for the large, single-cell lithium ion battery market. This acquisition was undertaken to strengthen and diversify our analog and mixed signal product portfolios as well as position us for growth within the China market. The aggregate purchase price for all of Caretta’s voting equity interests was $11.0 million and was comprised of $7.6 million paid to Caretta shareholders, $1.5 million in direct acquisition costs, $1.4 million in cash paid into an escrow account and $0.5 million in loan repayment premiums.
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Special Committee Review into Stock Option Grant Practices and Restatement
     As discussed in the Explanatory Note preceding Part I of this Form 10-K/A, a Board-appointed Special Committee recently completed an investigation into our historic stock option granting practices. Based on the report of the Special Committee and on management’s preliminary conclusions and recommendations, the Board concluded that incorrect measurement dates were used for financial accounting purposes for certain stock options granted between January 1, 1997 and December 31, 2005. Details of the results of the investigation into our historic stock option granting practices are discussed in the Explanatory Note at the beginning of this Report and in Note 1A of the Notes to the Consolidated Financials Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Report.
     In March 2007, we disclosed that the non-cash charges required to correct the discrepancy would be material, and that we expected to restate our financial statements for fiscal years 2002 through 2006 as well as the first quarter of fiscal year 2007. Accordingly, the Board concluded the financial statements, related notes and selected financial data and all financial press releases and similar communications issued by us as well as the related reports of the Company’s independent registered public accounting firm relating to fiscal periods 2002 through 2006, and the first fiscal quarter of 2007, should no longer be relied upon.
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Securities Exchange Act of 1934 (the “Exchange Act”) filings are properly and timely recorded and reported. Our management is responsible for establishing and maintaining effective internal controls over financial reporting. We have formed a Disclosure Review Committee comprised of key individuals from several disciplines within the Company who are involved in the disclosure and reporting process. This committee, which is led by the Corporate Controller, meets periodically to ensure the timeliness, accuracy, and completeness of the information required to be disclosed in our filings.
     Our management, with the participation of our Former Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 25, 2006 and, based on this evaluation, our Former Chief Executive Officer and Chief Financial Officer had previously concluded that our disclosure controls and procedures were effective as of that date. Additionally, in “Management’s Report on Internal Control over Financial Reporting” included in our original Annual Report on Form 10-K for the year ended March 25, 2006, our management, including our Former Chief Executive Officer and Chief Financial Officer, concluded that we maintained effective internal control over financial reporting as of December 31, 2005.
     In connection with the filing of this Amended Annual Report on Form 10-K/A, our current management, under the supervision of our CEO and CFO, conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, which included the findings of the Special Committee’s investigation and the restatement described herein, our CEO and CFO concluded our disclosure controls and procedures were not effective at a reasonable assurance level on March 25, 2006 because of a material weakness in internal control with respect to our control environment as it relates to our stock option granting practices, including the involvement of our former CEO in the grant process, which resulted in the restatement of our consolidated financial statements for each of the years ended March 25, 2006, March 26, 2005 and March 27, 2004.. This material weakness was initially identified in conjunction with the Special Committee’s investigation and was remediated based upon previously implemented process improvements and the coincident resignation of our former chief executive officer on March 5, 2007. Since the material weakness was remediated as of the date of this filing, our Acting President and CEO and

CFO determined current disclosure controls and procedures are effective at a reasonable assurance level as of the date of this filing.
Management’s Annual Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined under Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     Because of its inherent limitation, internal control over financial report may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.
     Based on its assessment of internal control over financial reporting, management has concluded that our internal control over financial reporting was not effective as of March 25, 2006 to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of a material weakness with respect to our control environment as it relates to stock option granting practices, including the involvement of our former CEO in the grant process, which resulted in the restatement of our consolidated financial statements for each of the years ended March 25, 2006, March 26, 2005 and March 27, 2004.
     Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s updated assessment of our internal control over financial reporting as of March 25, 2006, included in Item 8 of this report.
Remediation of the Material Weaknesses in Internal Control over Financial Reporting
     Beginning November, 2002, the Company has implemented a number of improvements to its internal grant procedures. In particular, we implemented improvements to our granting processes for broad-based annual grants. For annual grants after 2002, the Company followed a practice to ensure:
•	the grant date was established at a Board or Committee meeting prior to the grant date; and

•	the list of recipients was final and approved by the grant date.
     Further, for monthly grants after 2002, the Company followed a monthly grant process for obtaining approval of proposed option grants (the “Monthly Consent Process”) to ensure:
•	a more formalized process and checklist was completed with regard to the Monthly Consent Process; and

•	proposed unanimous written consents (“UWCs”) for option grants were sent to the Compensation Committee on the monthly grant date, which was usually the first Wednesday of each month (the “Monthly Grant Date”).
     In 2005, the Monthly Consent Process was further refined as follows:
•	proposed UWCs for option grants were sent to the Compensation Committee on Friday a week prior to the Monthly Grant Date to allow additional time to review; and

•	the bylaws were amended to permit electronic approvals of UWC’s by the Compensation Committee.

     In addition, during our initial internal review of stock option granting practices in 2006, we further improved and strengthened our Monthly Consent Process related to our stock option program through the addition of the following controls designed to provide appropriate safeguards and greater internal control over the stock option granting and administrative function:
•	The stock option granting procedures have been formalized, documented and approved by the Compensation Committee and the Board;

•	Using a checklist, the Company’s Stock Administrator tracks each step of the Monthly Consent Process to ensure all items in the process are completed and all necessary records are properly maintained.

•	Approximately two weeks before the Monthly Grant Date, the Stock Administrator creates the proposed grant list. The list is populated from Personnel Action Notices (“PANs”) received from Human Resources (“HR”) and Special Stock Option Grant Requests (“SSOGRs”) are approved via the SSOGR application in SAP. All requests for grants outside the Company’s grant guidelines include a “Request for Exception to Guidelines” form that includes the reasons for the proposed grant outside the Company’s grant guidelines. The “vesting start date” for all proposed grants is set as the Monthly Grant Date.

•	The Stock Administrator sends the proposed grant list to HR to confirm:
•	the list is complete and correct;

•	special exception forms have been obtained for any grants that fall outside guidelines; and

•	there are no open negotiations with any proposed recipients relating to any of the proposed grants.
•	The Stock Administrator updates the information contained in the “Equity Incentive Awards Year-to-Date Status for Fiscal Year” report, which is provided to the Compensation Committee members on a monthly basis.

•	Approximately ten days prior to the Monthly Grant Date, the Stock Administrator emails a proposed written consent and associated exhibits to the members of the Compensation Committee.

•	Upon receiving consent for the grants from a member of the Compensation Committee, the Stock Administrator records the date the consent is received on the checklist. A Committee member may approve the proposed UWC by signing and returning the UWC to the Stock Administrator, or alternatively, by sending an electronic message (e.g., email) to the Stock Administrator indicating the Committee member’s approval.

•	If the Stock Administrator has not received the UWC from all members of the Compensation Committee at least three days before the Monthly Grant Date, the Stock Administrator will re-send the request for approvals and another copy of the UWC. In addition, the Corporate Secretary of the Company will provide the proper required notice of a Compensation Meeting to be held on or before the Monthly Grant. The purpose of the meeting will be to review the proposed option grants previously delivered to the Committee.

•	After Compensation Committee approval has been received, the Stock Administrator informs HR that the proposed grants have been approved. HR notifies the recipient of the approved grants by email on or prior to the Monthly Grant Date.

•	If the proposed grants have not been approved by the Compensation Committee before the Monthly Grant Date, then the Company will not grant or price any awards for that month. All proposed grants may be included for approval in the following month’s grant list and must be approved again pursuant to these procedures.

•	If the Compensation Committee has approved the grants but employees are not notified of the approvals on or before the Monthly Grant Date, then HR contacts the General Counsel prior to providing any such notice. The General Counsel determines whether to proceed with notifying employees of the approved grants or require the grants be approved again pursuant to these procedures.

•	The Stock Administrator prepares a list of the approved grants and transmits the list to the Company’s Third-Party Stock Plan Administrator.

•	The Stock Administrator maintains the appropriate records with the Company corporate minute books and records.

•	The Stock Administrator maintains a cumulative summary document that provides a summary of all equity incentive grants issued by the Company for the current fiscal year.

•	After notifying the Company’s Third Party Stock Plan Administrator of the awards, the Stock Administrator runs a report for the Monthly Grant Date from the Third Party Stock Plan Administrator’s database to confirm that all grants sent to them have been entered in their database under the correct employee names and identification numbers.

•	Any material deviation from these procedures must be approved by the Company’s General Counsel. The Stock Administrator notifies the Company’s Chief Financial Officer and the General Counsel of any material deviation from these procedures that is not approved in advance by the General Counsel.
     As of the date of this filing, these controls continue to be in effect.
     Neither management, nor the Special Committee has identified any grant dates selected with hindsight or prior to completing the formal approval process since 2003. The adjustments to our financial statements principally resulted from revisions made to measurement dates for certain options granted prior to December 31, 2002. The Company is currently reviewing the Special Committee recommendations to ensure that we continue to strengthen our controls over our stock option granting process.
     This material weakness discussed above was remediated through the implemented process improvements described above and the coincident resignation of our former chief executive officer on March 5, 2007.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
     Our management, including the CEO and CFO, do not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and breakdowns can occur as a result of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
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
PART IV
ITEM 15. Exhibit and, Financial Statement Schedules
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
          3. Exhibits
     The following exhibits are filed as part of or incorporated by reference into this Report:

3.1	Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (1)
3.2	Agreement and Plan of Merger, filed with the Delaware Secretary of State on February 17, 1999. (1)
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock, filed with the Delaware Secretary of State on March 30, 1999. (1)
3.4	Amended and Restated Bylaws of Registrant. (9)
3.5	Certificate of Elimination dated May 26, 2005 (8)
10.1 +	Amended 1987 Stock Option Plan. (3)
10.2 +	1989 Employee Stock Purchase Plan, as amended September 21, 2005. (10)
10.3 +	1990 Directors’ Stock Option Plan, as amended. (4)
10.4 +	1996 Stock Plan, as amended. (4)
10.5 +	2002 Stock Option Plan, as amended. (2)
10.6	Form of Indemnification Agreement. (1)
10.7+	Employment Agreement by and between Registrant and David D. French dated February 7, 2002. (5)
10.8+	Executive Incentive Plan. (5)
10.9	Lease between TPLP Office and Registrant, dated April 1, 2000 for 54,385 square feet located at 4210 S. Industrial Drive Austin, Texas. (1)
10.10	Lease between ProLogis Trust and Registrant, dated March 31, 1995 for 176,000 square feet located at 4129 Commercial Center

Drive and 4209 S. Industrial Austin, Texas, as amended through December 20, 1996. (1)
10.11	Lease between American Industrial Properties and Registrant, dated September 15, 1999 for 18,056 square feet located at 4120 Commercial Drive Austin, Texas. (1)
10.12	Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant, dated November 10, 2000 for 197,000 square feet located at 2901 Via Fortuna, Austin, Texas. (1)
10.13	Amendment No. 1 to Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant dated November 10, 2000. (5)
10.14	Amendment No. 2 to Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant dated November 10, 2000. (2)
10.15+	Employment Agreement by and between Registrant and John T. Kurtzweil dated March 15, 2004. (6)
10.16	Amended and Restated Rights Agreement, dated as of February 17, 1999 between Cirrus Logic, Inc. and BankBoston, N.A . (7)
10.17	First Amendment to Amended and Restated Rights Agreement dated as of May 25, 2005, between Cirrus Logic, Inc. and BankBoston, N.A. (8)
10.18	Amendment No. 3 to Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant dated November 10, 2000. (11)
10.19	Employment Agreement by and between Registrant and Gregory S. Thomas dated May 24, 2006. (11)
14	Code of Conduct. (6)
23.1 *	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1 *	Power of Attorney (see signature page).
31.1 *	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensatory plan or arrangement.

*	Filed with this Form 10-K/A.

(1)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 22, 2001.
(2)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 29, 2003, filed with the Commission on June 13, 2003.
(3)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 30, 1996, filed with the Commission on June 28, 1996.
(4)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed with the Commission on August 8, 2001 (Registration No. 333-67322).
(5)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 30, 2002, filed with the Commission on June 19, 2002.
(6)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 27, 2004, filed with the Commission on June 9, 2004.
(7)	Incorporated by reference from Registrant’s Registration Statement of Amendment No. 1 to Form 8-A filed on March 3, 1999.
(8)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 26, 2005, filed with the Commission on May 27, 2005.
(9)	Incorporated by reference from Registrant’s Report of Form 8-K filed with the Commission on September 21, 2005.
(10)	Incorporated by reference from Registrant’s Report on form 10-Q filed with the Commission on October 25, 2005.
(11)	Incorporated by reference from Registrant's Report on Form 10-K filed with the Commission on May 25, 2006.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

CIRRUS LOGIC, INC.
By:	/s/ Thurman K. Case
Thurman K. Case
Chief Financial Officer and Chief Accounting Officer

     KNOW BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Thurman K. Case, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K/A and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of the attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities and on the dates indicated have signed this report below:

Signature	Title	Date

/s/ Michael L. Hackworth	Acting President and CEO; Chairman of the Board	April 18, 2007
Michael L. Hackworth	and Director

/s/ Thurman K. Case	Chief Financial Officer and Chief Accounting Officer	April 18, 2007
Thurman K. Case

/s/ D. James Guzy	Director	April 18, 2007
D. James Guzy

/s/ Suhas S. Patil	Chairman Emeritus and Director	April 18, 2007
Suhas S. Patil

/s/ Walden C. Rhines	Director	April 18, 2007
Walden C. Rhines

/s/ William D. Sherman	Director	April 18, 2007
William D. Sherman

/s/ Robert H. Smith	Director	April 18, 2007
Robert H. Smith

Exhibit Index
(a) The following exhibits are filed as part of this Report:

Number	Description
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page).
31.1	Certification of Acting Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Acting Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.