Form 10-Q/A
period 2006-06-24
CIRRUS LOGIC INC
filed 2007-04-18
CIK 772406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 31, 2007 was 88,163,467.

EXPLANATORY NOTE
          Cirrus Logic, Inc. (“Cirrus,” “We,” “Us,” “Our,” or the “Company”) is filing this Amendment No.1 (“Form 10-Q/A”) to our quarterly report on Form 10-Q for the three months ended June 24, 2006 (“the Original Filing”) as filed with the Securities and Exchange Commission (the “Commission”) on July 31, 2006 to restate our:
•	Consolidated balance sheets for the three months ended June 24, 2006 and March 25, 2006;

•	Consolidated statements of operations and cash flows for the three months ended June 24, 2006 and June 25, 2005; and

•	Related disclosures.
          These items are being restated to reflect the recognition of $32.3 million in additional share-based compensation expense resulting from the investigation of past stock grants to non-employee directors, executive officers and employees as described below in this Explanatory Note. Within stockholder’s equity, additional paid in capital increased by $32.3 million and accumulated deficit increased by $32.3 million. The restatement had no net effect on the consolidated statement of cash flows. A detailed discussion of the financial effects of these matters is also included in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements” and Note 1A, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.
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
          Concurrent with this filing, we have also separately amended our annual report on Form 10-K for the fiscal year ended March 25, 2006. This Form 10-Q/A should be read in conjunction with that Form 10-K/A as well as the periodic filings made with the Commission subsequent to the date of the Original Filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Filing. Other previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q affected by the restatements have not been amended and should not be relied upon. Further, all reports of our registered public accounting firm, all earnings press releases, and all similar communications for the restated periods should not be relied upon. All information in this Form 10-Q/A is as of June 24, 2006 and does not reflect events occurring after the date of the Original Filing, other than the restatement and updating of certain disclosures affected by events related to the results of the investigation of the company’s historical stock option grants. For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety, as amended and modified to reflect the restatement. The following items have been amended principally as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby as a result of the restatement:
Part I — Item 1: Financial Statements and Supplementary Data;
Part I — Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations;
Part I — Item 4: Controls and Procedures;
Part II — Item 1A: Risk Factors;
          In accordance with applicable Commission rules, this Form 10-Q/A also includes updated certifications from our Acting President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as Exhibits 31.1, 31.2, 32.1 and 32.2.

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
     The Special Committee retained independent legal counsel to assist in the investigation. During the eight-month investigation, the Special Committee and its independent counsel, assisted by independent forensic accountants, reviewed the facts and circumstances surrounding annual stock option grants made to executive officers, employees and non-employee directors, searched relevant physical and electronic documents and interviewed current directors, officers and employees. This review included an examination of all stock option grants from January 1, 1997 to December 31, 2006, encompassing approximately 42.3 million stock options granted to employees and non-employee directors on 148 different grant dates. The Special Committee’s legal and accounting advisors identified, preserved, collected, and reviewed over 104 gigabytes of electronic information, including approximately 1.6 million pages of electronic and hard copy files, and conducted 25 interviews of current and former employees and members of the Board.
     In March 2007, we announced that the Special Committee had reported its principal findings to the Board relating to the above investigation. Based on the report of the Special Committee and on management’s preliminary conclusions and recommendations, the Board concluded that incorrect measurement dates were used for financial accounting purposes for certain stock options granted between January 1, 1997 and December 31, 2005. We disclosed the fact that the anticipated non-cash charges required to correct the discrepancy would be material and that we expected to restate our financial statements for the fiscal years 2001 through 2006 and for the first quarter of fiscal year 2007. Accordingly, we announced that based on the findings of the Special Committee, and the recommendations of management and the Audit Committee, the Board had concluded that the financial statements, related notes and selected financial data and all financial press releases and similar communications issued by us and the related reports of the Company’s independent registered public accounting firm relating to fiscal periods 2001 through 2006, and the first fiscal quarter of 2007, should no longer be relied upon.
     As a result of the findings of the Special Committee detailed below, the Company has recognized $32.3 million in additional share-based compensation expense arising from stock grants to executive officers and employees. Of this amount, approximately $9.3 million related to options granted to executive officers who, at the time of the grant, were subject to the reporting requirements under Section 16 of the Exchange Act of 1934. The Special Committee arrived at the following principal findings with respect to the stock option practices of the Company:
•	The Company’s stock plan administrative deficiencies between January 1, 1997 and December 31, 2005 led to a number of misdated option grants.
o	New hire and other promotion and retention option grants were generally made the first Wednesday of each month through the use of unanimous written consents (“UWCs”) of the Company’s Compensation Committee. However, prior to 2006, many of these monthly grants were misdated, as grant dates were routinely established before the receipt of all the signed UWCs authorizing those grants. Of the $32.3 million in additional share-based compensation expense, $6.1 million related to these types of errors.

o	Many other off-cycle and broad-based annual option grants that were granted through Board or Compensation Committee resolutions were also misdated due to administrative issues in that grant dates were sometimes established before the list of option award recipients had been finalized. Of the $32.3 million in additional share-based compensation expense, $4.2 million related to these types of errors.

o	Beginning in late 2002, the Company formally documented and updated its existing processes and procedures with respect to the granting of options. In 2005, the Company further refined the process and, in 2006, a formal written policy was approved by the Compensation Committee.

o	Approximately 97% of the potential stock-based compensation charges identified as a result of the Special Committee investigation resulted from grants that were made prior to December 31, 2002.
•	Prior to 2003, the limited controls and the lack of definitive processes for stock option granting and approval allowed for potential abuse, including the use of hindsight, in the establishment of more favorable grant dates for certain options.
o	The Special Committee identified three grant dates prior to 2003 on which three management-level employees received new-hire option grants on dates other than when they began rendering services to the Company. Of the $32.3 million in additional share-based compensation expense, $1.4 million related to these types of errors.
o	The grant date for one grant in 2000 is different from the date the grant appears to have been approved by the Board. While no definitive evidence has been identified to clarify this inconsistency, the selected grant date was at a lower closing stock price than the price on the date of apparent board approval.

o	Based on the evidence developed in the investigation, the Special Committee believes that certain executive officers had knowledge of and participated in the selection of three grant dates for broad-based employee option grants in the 2000 through 2002 timeframe, either with hindsight or prior to completing the formal approval process. Of the $32.3 million in additional share-based compensation expense, $12.0 million related to these types of errors.

o	The executive officers involved in the option grant process prior to 2003, and in particular the grants described above in the 2000 through 2002 timeframe, were no longer with the Company as of the date of the findings with the exception of David D. French, the Company’s President and Chief Executive Officer.

o	In light of the findings, as of March 5, 2007, David D. French resigned as President and Chief Executive Officer and as a director of the Company. The Company has entered into a resignation agreement with Mr. French.
•	The Special Committee believes that Mr. French was significantly involved in the grant approval process for certain grants and that he influenced the grant process with a view toward the stock price, and therefore the selection of grant dates, through his control over how quickly or slowly the process was completed. However, the Special Committee does not believe that Mr. French appreciated the significance of the procedural inadequacies or the accounting implications of the grant approval process or grant date selections, or that he was advised by his executive staff of any such inadequacies or implications.

•	The Special Committee did not find any irregularities associated with any grants to independent directors or the Company’s two broad-based options exchanges during the relevant period.

•	The Special Committee found no documentary or testimonial evidence that the Company’s independent directors were aware of any attempts by the Company’s executive officers to backdate or to otherwise select a favorable grant date, and consequently, had no reason to and did not believe that the accounting or other disclosures were inaccurate.

•	The Special Committee further found that the evidence indicates that the independent directors relied upon management to ensure that all grant approvals complied with the Company’s stock option plans and applicable laws and accounting rules.
Based on the results of its investigation, the Special Committee has recommended a number of remedial actions. The Company is currently reviewing these recommendations and developing and implementing a remediation plan associated with historical stock option grants and the grant of future equity awards. Based on its review of the Special Committee’s findings, the Company does not believe that, in the few instances when stock grant dates were selected by management either with hindsight or prior to receiving all required approvals, that any employee, who at the time of the grant was an executive officer, has exercised or made any profit from those grants.
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
     As of the date of this filing, the Company has paid a total of approximately $2.9 million to independent legal counsel, independent forensic accountants, and our independent registered public accounting firm in connection with the 8 month investigation into past stock option granting practices.
Share-Based Compensation Summary
     For all periods beginning prior to March 25, 2006, the expenses below are calculated in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”) “Accounting for Stock Issued to Employees” and, for those periods, our restated consolidated financial statements reflect additional compensation expense to the extent the fair market value of a share of our common stock on the correct measurement date exceeded the exercise price of the option. As of March 26, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”) “Accounting for Stock Based Compensation.” For all periods beginning on or after that date, our restated consolidated financial statements reflect additional compensation expense to the extent the fair value of the stock option grant on the correct measurement date exceeded the fair value of the stock option grant on the previous measurement date used for financial accounting purposes.

     The additional non-cash compensation expense was amortized over the required service period, generally over the vesting periods of the respective grants. The incremental effect of recognizing additional share-based compensation expense resulting from grants with incorrect measurement dates for the three months ended June 24, 2006 and June 25, 2005 is as follows (in thousands):

	Three Months Ended
	June 24, 2006			June 25, 2005
				Previously
	Previously Filed	Adjustments	Restated	Filed	Adjustments	Restated
Cost of sales	$15	$(2)	$13	$—	$1	$1
Research and development	528	(56)	472	15	27	42
Sales, general, and administrative	809	(86)	723	—	41	41

Effect on Income from continuing operations (before taxes)	1,352	(144)	1,208	15	69	84
Income Tax	—	—	—	—	—	—

Total share based compensation expense (net of taxes)	$1,352	$(144)	$1,208	$15	$69	$84

Share based compensation effects on basic earnings per share	$0.01	$—	$0.01	$—	$—	$—
Share based compensation effects on diluted earnings per share	$0.01	$—	$0.01	$—	$—	$—

Share based compensation effects on operating activities cash flow	$1,352	$(144)	$1,208	$15	$69	$84
     A summary of the cumulative effect on the components of stockholders’ equity resulting from the restatement of share-based compensation as of March 25, 2006 and for the period ending June 24, 2006 is as follows (in thousands):

			Unearned	Net Impact to
		Retained	Deferred	Stockholders’
Cumulative Effect, Summary Schedule	Paid-in Capital	Earnings	Compensation	Equity
Fiscal Year 2006 & Prior	32,612	(32,423)	(333)	(144)
First Quarter of Fiscal Year 2007	(84)	144	74	134

Total effect — all prior periods	$32,528	$(32,279)	$(259)	$(10)

     The net impact to Stockholder’s Equity seen in the table above was, for each period presented, completely offset by a change in accrued liabilities. These were the only adjustments made to our consolidated balance sheet for the periods presented as a result of the restatement. The restatement had no net effect on our consolidated balance sheet. The net book value of our deferred tax assets did not change as a result of the restatement as we continue to provide a full valuation allowance against them. The net book value of our inventory did not change due to the fact that the amount of the additional share-based compensation expense capitalized as inventory was negligible.
     The incremental effect of recognizing additional share-based compensation expense resulting from grants with incorrect measurement dates is as follows (in thousands):

	Pre-Tax	After-Tax
	Expense	Expense
Fiscal Year 2005 & Prior	30,704	30,704
Quarter Ended June 25, 2005	69	69
Quarter Ended September 30, 2005	1,010	1,010
Quarter Ended December 31, 2005	149	149
Quarter Ended March 25, 2006	491	491
Quarter Ended June 24, 2006	(144)	(144)

Total 2006 – 2007 effect	1,575	1,575

Total effect	$32,279	$32,279

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

CIRRUS LOGIC, INC.
FORM 10-Q/A QUARTERLY REPORT
QUARTERLY PERIOD ENDED JUNE 24, 2006

Part I.
ITEM 1. FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEET
(in thousands)

	June 24,	March 25,
	2006	2006
	Restated	Restated
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$103,053	$116,675
Restricted investments	5,755	5,755
Marketable securities	137,123	102,335
Accounts receivable, net	21,518	20,937
Inventories	21,391	18,708
Other current assets	5,634	7,747

Total current assets	294,474	272,157

Long-term marketable securities	5,972	18,703
Property and equipment, net	13,263	14,051
Intangibles, net	2,593	2,966
Non-marketable securities	7,947	7,947
Other assets	3,293	3,217

Total assets	$327,542	$319,041

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,943	$14,129
Accrued salaries and benefits	6,813	6,460
Other accrued liabilities	9,704	10,053
Deferred income on shipments to distributors	6,199	7,098
Income taxes payable	1,990	2,228

Total current liabilities	36,649	39,968

Other long-term obligations	14,005	14,803

Stockholders’ equity:
Capital stock	919,339	914,235
Accumulated deficit	(641,250)	(649,075)
Accumulated other comprehensive loss	(1,201)	(890)

Total stockholders’ equity	276,888	264,270

Total liabilities and stockholders’ equity	$327,542	$319,041

The accompanying notes are an integral part of these consolidated financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(in thousands, except per share amounts; unaudited)

	Three Months Ended
	June 24,	June 25,
	2006	2005
	Restated	Restated
Net sales	$45,181	$52,822
Cost of sales	18,021	25,523

Gross Margin	27,160	27,299

Operating expenses:
Research and development	11,670	13,678
Selling, general and administrative	11,091	14,342
Litigation settlement, net	—	(24,758)

Total operating expenses	22,761	3,262

Income (loss) from operations	4,399	24,037

Realized gain on marketable securities	193	388
Interest income, net	2,965	1,136
Other income (expense), net	55	(19)

Income (loss) before income taxes	7,612	25,542
Benefit for income taxes	(213)	(366)

Net income (loss)	$7,825	$25,908

Basic income (loss) per share:	$0.09	$0.30

Diluted income (loss) per share:	$0.09	$0.30

Basic weighted average common shares outstanding:	87,196	85,230
Diluted weighted average common shares outstanding:	88,759	86,183
The accompanying notes are an integral part of these consolidated financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(in thousands; unaudited)

	Three Months Ended
	June 24,	June 25,
	2006	2005
	Restated	Restated
Cash flows from operating activities:
Net income	$7,825	$25,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,732	2,769
Stock compensation expense	1,342	480
Gain on marketable securities	(193)	(388)
Other non-cash benefits	(511)	(172)
Net change in operating assets and liabilities	(4,701)	5,691

Net cash provided by operating activities	5,494	34,288

Cash flows from investing activities:
Additions to property, equipment and software	(453)	(243)
Investments in technology	(182)	(425)
Purchase of marketable securities	(52,052)	(65,554)
Proceeds from sale and maturity of marketable securities	29,883	41,978
Increase in restricted investments	—	(89)
Increase in deposits and other assets	(74)	(313)

Net cash used in investing activities	(22,878)	(24,646)

Cash flows from financing activities:
Issuance of common stock, net of issuance costs	3,762	1,061

Net cash provided by financing activities	3,762	1,061

Net increase (decrease) in cash and cash equivalents	(13,622)	10,703

Cash and cash equivalents at beginning of period	116,675	79,235

Cash and cash equivalents at end of period	$103,053	$89,938

The accompanying notes are an integral part of these consolidated financial statements.

CIRRUS LOGIC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
     The consolidated financial statements have been prepared by Cirrus Logic, Inc. (“we,” “us,” “our,” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). The accompanying unaudited consolidated financial statements do not include complete footnotes and financial presentations. As a result, these financial statements should be read along with the audited Consolidated Financial Statements and notes thereto for the year ended March 25, 2006, included in our 2006 amended Annual Report on Form 10-K/A filed with the Commission on April 18, 2007. In our opinion, the financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows, for those periods presented. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year. We maintain a web site at www.cirrus.com, which makes available free of charge our recent annual report and all other filings we have made with the Commission.
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
1A. Restatement of Consolidated Financial Statements
     The Consolidated Financial Statements and the related disclosures for the fiscal quarters ended June 25, 2005 and June 24, 2006 have been restated as described below. In addition, the consolidated balance sheet and the related disclosures for the fiscal year ended March 25, 2006 have been restated as described below.
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
     The Special Committee retained independent legal counsel to assist in the investigation. During the eight-month investigation, the Special Committee and its independent counsel, assisted by independent forensic accountants, reviewed the facts and circumstances surrounding annual stock option grants made to executive officers, employees and non-employee directors, searched relevant physical and electronic documents and interviewed current directors, officers and employees. This review included an examination of all stock option grants from January 1, 1997 to December 31, 2006, encompassing approximately 42.3 million stock options granted to employees and non-employee directors on 148 different grant dates. The Special Committee’s legal and accounting advisors identified, preserved, collected, and reviewed over 104 gigabytes of electronic information, including approximately 1.6 million pages of electronic and hard copy files, and conducted 25 interviews of current and former employees and members of the Board.
     In March 2007, we announced that the Special Committee had reported its principal findings to the Board relating to the above investigation. Based on the report of the Special Committee and on management’s preliminary conclusions and recommendations, the Board concluded that incorrect measurement dates were used for financial accounting purposes for certain stock options granted between January 1, 1997 and December 31, 2005. We disclosed the fact that the anticipated non-cash charges required to correct the discrepancy would be material and that we expected to restate our financial statements for the fiscal years 2001 through 2006 and for the first quarter of fiscal year 2007. Accordingly, we announced that based on the findings of the Special Committee, and the recommendations of management and the Audit Committee, the Board had concluded that the financial statements, related notes and selected financial data and all financial press releases and similar communications issued by us and the related reports of the Company’s independent registered public accounting firm relating to fiscal periods 2001 through 2006, and the first fiscal quarter of 2007, should no longer be relied upon.
     As a result of the findings of the Special Committee detailed below, the Company has recognized $32.3 million in additional share-based compensation expense arising from stock grants to executive officers and employees. Of this amount, approximately $9.3 million related to options granted to executive officers who, at the time of the grant, were subject to the reporting requirements under Section 16 of the Exchange Act of 1934. The Special Committee arrived at the following principal findings with respect to the stock option practices of the Company:
•	The Company’s stock plan administrative deficiencies between January 1, 1997 and December 31, 2005 led to a number of misdated option grants.
o	New hire and other promotion and retention option grants were generally made the first Wednesday of each month through the use of unanimous written consents (“UWCs”) of the Company’s Compensation Committee. However, prior to 2006, many of these monthly grants were misdated, as grant dates were routinely established before the receipt of all the signed UWCs authorizing those grants. Of the $32.3 million in additional share-based compensation expense, $6.1 million related to these types of errors.

o	Many other off-cycle and broad-based annual option grants that were granted through Board or Compensation Committee resolutions were also misdated due to administrative issues in that grant dates were sometimes established before the list of option award recipients had been finalized. Of the $32.3 million in additional share-based compensation expense, $4.2 million related to these types of errors.

o	Beginning in late 2002, the Company formally documented and updated its existing processes and procedures with respect to the granting of options. In 2005, the Company further refined the process and, in 2006, a formal written policy was approved by the Compensation Committee.

o	Approximately 97% of the potential stock-based compensation charges identified as a result of the Special Committee investigation resulted from grants that were made prior to December 31, 2002.
•	Prior to 2003, the limited controls and the lack of definitive processes for stock option granting and approval allowed for potential abuse, including the use of hindsight, in the establishment of more favorable grant dates for certain options.
o	The Special Committee identified three grant dates prior to 2003 on which three management-level employees received new-hire option grants on dates other than when they began rendering services to the Company. Of the $32.3 million in additional share-based compensation expense, $1.4 million related to these types of errors.

o	The grant date for one grant in 2000 is different from the date the grant appears to have been approved by the Board. While no definitive evidence has been identified to clarify this inconsistency, the selected grant date was at a lower closing stock price than the price on the date of apparent board approval.

o	Based on the evidence developed in the investigation, the Special Committee believes that certain executive officers had knowledge of and participated in the selection of three grant dates for broad-based employee option grants in the 2000 through 2002 timeframe, either with hindsight or prior to completing the formal approval process. Of the $32.3 million in additional share-based compensation expense, $12.0 million related to these types of errors.

o	The executive officers involved in the option grant process prior to 2003, and in particular the grants described above in the 2000 through 2002 timeframe, were no longer with the Company as of the date of the findings with the exception of David D. French, the Company’s President and Chief Executive Officer.

o	In light of the findings, as of March 5, 2007, David D. French resigned as President and Chief Executive Officer and as a director of the Company. The Company has entered into a resignation agreement with Mr. French.
•	The Special Committee believes that Mr. French was significantly involved in the grant approval process for certain grants and that he influenced the grant process with a view toward the stock price, and therefore the selection of grant dates, through his control over how quickly or slowly the process was completed. However, the Special Committee does not believe that Mr. French appreciated the significance of the procedural inadequacies or the accounting implications of the grant approval process or grant date selections, or that he was advised by his executive staff of any such inadequacies or implications.

•	The Special Committee did not find any irregularities associated with any grants to independent directors or the Company’s two broad-based options exchanges during the relevant period.

•	The Special Committee found no documentary or testimonial evidence that the Company’s independent directors were aware of any attempts by the Company’s executive officers to backdate or to otherwise select a favorable grant date, and consequently, had no reason to and did not believe that the accounting or other disclosures were inaccurate.

•	The Special Committee further found that the evidence indicates that the independent directors relied upon management to ensure that all grant approvals complied with the Company’s stock option plans and applicable laws and accounting rules.
     Based on the results of its investigation, the Special Committee has recommended a number of remedial actions. The Company is currently reviewing these recommendations and developing and implementing a remediation plan associated with historical stock option grants and the grant of future equity awards. Based on its review of the Special Committee’s findings, the Company does not believe that, in the few instances when stock grant dates were selected by management either with hindsight or prior to receiving all required approvals, that any employee, who at the time of the grant was an executive officer, has exercised or made any profit from those grants.
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
          As of the date of this filing, the Company has paid a total of approximately $2.9 million to independent legal counsel, independent forensic accountants, and our independent registered public accounting firm in connection with the 8 month investigation into past stock option granting practices.
Share-Based Compensation Summary
          For all periods beginning prior to March 25, 2006, the expenses below are calculated in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”) “Accounting for Stock Issued to Employees” and, for those periods, our restated consolidated financial statements reflect additional compensation expense to the extent the fair market value of a share of our common stock on the correct measurement date exceeded the exercise price of the option. As of March 26, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”) “Accounting for Stock Based Compensation.” For all periods beginning on or after that date, our restated consolidated financial statements reflect additional compensation expense to the extent the fair value of the stock option grant on the correct measurement date exceeded the fair value of the stock option grant on the previous measurement date used for financial accounting purposes.
          The additional non-cash compensation expense was amortized over the required service period, generally over the vesting periods of the respective grants. The following shows the quarterly share-based compensation adjustments and the related tax effects of all adjustments for fiscal year 2006 and the three months ended June 24, 2006. The increase (decrease) in net income for each type of adjustment is as follows (in thousands):

	Stock-Based Compensation Expense
			Income Tax
	Previously Filed	Adjustments	Effect	Restated
	(In thousands)
Three months ended June 25, 2005	$15	$69	$—	$84
Three months ended September 30, 2005	—	1,010	—	1,010
Three months ended December 31, 2005	—	149	—	149
Three months ended March 25,2006	—	491	—	491

Year ended March 25, 2006	15	1,719	—	1,734

Three months ended June 24, 2006	1,352	(144)	—	1,208

     The incremental effect of recognizing additional share-based compensation expense resulting from grants with incorrect measurement dates for the three months ended June 24, 2006 and June 25, 2005 is as follows (in thousands):

	Three Months Ended
	June 24, 2006			June 25, 2005
				Previously
	Previously Filed	Adjustments	Restated	Filed	Adjustments	Restated
Cost of sales	$15	$(2)	$13	$—	$1	$1
Research and development	528	(56)	472	15	27	42
Sales, general, and administrative	809	(86)	723	—	41	41

Effect on Income from continuing operations (before taxes)	1,352	(144)	1,208	15	69	84
Income Tax	—	—	—	—	—	—

Total share based compensation expense (net of taxes)	$1,352	$(144)	$1,208	$15	$69	$84

Share based compensation effects on basic earnings per share	$0.01	$—	$0.01	$—	$—	$—
Share based compensation effects on diluted earnings per share	$0.01	$—	$0.01	$—	$—	$—

Share based compensation effects on operating activities cash flow	$1,352	$(144)	$1,208	$15	$69	$84
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

Consolidated Statement of Operations
     The following table presents the impact of the additional stock-based compensation expense-related adjustments on the Company’s previously-reported unaudited consolidated statements of operations for the three months ended June 24, 2006 and June 25, 2005:
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(in thousands, except per share amounts; unaudited)

	Three Months Ended June 24, 2006			Three Months Ended June 25, 2005
	Previously			Previously
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Net sales	$45,181	$—	$45,181	$52,822	$—	$52,822
Cost of sales	18,023	(2)	18,021	25,522	1	25,523

Gross Margin	27,158	2	27,160	27,300	(1)	27,299

Research and development	11,726	(56)	11,670	13,651	27	13,678
Selling, general and administrative	11,177	(86)	11,091	14,301	41	14,342
Litigation settlement, net	—	—	—	(24,758)	—	(24,758)

Total operating expenses	22,903	(142)	22,761	3,194	68	3,262

Income (loss) from operations	4,255	144	4,399	24,106	(69)	24,037

Realized gain on marketable securities	193	—	193	388	—	388
Interest income, net	2,965	—	2,965	1,136	—	1,136
Other income (expense), net	55	—	55	(19)	—	(19)

Income (loss) before income taxes	7,468	144	7,612	25,611	(69)	25,542
Benefit for income taxes	(213)	—	(213)	(366)	—	(366)

Net income (loss)	$7,681	$144	$7,825	$25,977	$(69)	$25,908

Earnings per share:
Basic	$0.09	$—	$0.09	$0.30	$—	$0.30
Diluted	$0.09	$—	$0.09	$0.30	$—	$0.30

Weighted Average Common Shares Outstanding:
Basic	87,196		87,196	85,230		85,230
Diluted	88,759		88,759	86,183		86,183

Consolidated Balance Sheets
     The net impact of the additional stock-based compensation expense-related adjustments on the Company’s previously-reported consolidated balance sheets for fiscal year 2006 and the three months ended June 24, 2006 is as follows (in thousands):
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEET
(in thousands)

	Three Months Ended June 24, 2006			Year Ended March 25, 2006
	Previously			Previously
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$103,053	$—	$103,053	$116,675	$—	$116,675
Restricted investments	5,755	—	5,755	5,755	—	5,755
Marketable securities	137,123	—	137,123	102,335	—	102,335
Accounts receivable, net	21,518	—	21,518	20,937	—	20,937
Inventories	21,391	—	21,391	18,708	—	18,708
Other current assets	5,634	—	5,634	7,747	—	7,747

Total current assets	294,474	—	294,474	272,157	—	272,157

Long-term marketable securities	5,972	—	5,972	18,703	—	18,703
Property and equipment, net	13,263	—	13,263	14,051	—	14,051
Intangibles, net	2,593	—	2,593	2,966	—	2,966
Investment in Magnum Semiconductor	7,947	—	7,947	7,947	—	7,947
Other assets	3,293	—	3,293	3,217	—	3,217

Total assets	$327,542	$—	$327,542	$319,041	$—	$319,041

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,943	$—	$11,943	$14,129	$—	$14,129
Accrued salaries and benefits	6,813	—	6,813	6,460	—	6,460
Other accrued liabilities	9,694	10	9,704	9,909	144	10,053
Deferred income on shipments to distributors	6,199	—	6,199	7,098	—	7,098
Income taxes payable	1,990	—	1,990	2,228	—	2,228

Total current liabilities	36,639	10	36,649	39,824	144	39,968

Other long-term obligations	14,005	—	14,005	14,803	—	14,803

Stockholders’ equity:
Capital stock	887,070	32,269	919,339	881,956	32,279	914,235
Accumulated deficit	(608,971)	(32,279)	(641,250)	(616,652)	(32,423)	(649,075)
Accumulated other comprehensive loss	(1,201)	—	(1,201)	(890)	—	(890)

Total stockholders’ equity	276,898	(10)	276,888	264,414	(144)	264,270

Total liabilities and stockholders’ equity	$327,542	$—	$327,542	$319,041	$—	$319,041

     The net impact to Stockholder’s Equity seen in the table above was, for each period presented, completely offset by a like change in accrued liabilities. These were the only adjustments made to our consolidated balance sheet for the periods presented as a result of the restatement. The restatement had no net effect on our consolidated balance sheet. The net book value of our deferred tax assets did not change as a result of the restatement as we continue to provide a full valuation allowance against them. The net book value of our inventory did not change due to the fact that the amount of the additional share-based compensation expense capitalized as inventory was negligible.

Cumulative effect on components of stockholders equity
     The following table presents a summary of the cumulative adjustment to those components of stockholders equity that were affected by the restatement as of March 25, 2006 and June 24, 2006 (in thousands):

			Unearned	Net Impact to
		Retained	Deferred	Stockholders'
Cumulative Effect, Summary Schedule	Paid-in Capital	Earnings	Compensation	Equity
Fiscal Year 2006 & Prior	32,612	(32,423)	(333)	(144)
First Quarter of Fiscal Year 2007	(84)	144	74	134

Total effect — all prior periods	$32,528	$(32,279)	$(259)	$(10)

Consolidated Statement of Cash Flows
     The following table presents the impact of the additional stock-based compensation expense-related adjustments on the Company’s previously-reported consolidated statements of cash flows for the three months ended June 24, 2006 and June 25, 2005:
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(in thousands; unaudited)

	Three Months Ended June 24, 2006			Three Months Ended June 25, 2005
	Previously			Previously
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Cash flows from operating activities:
Net income	$7,681	$144	$7,825	$25,977	$(69)	$25,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,732	—	1,732	2,769	—	2,769
Stock compensation expense	1,352	(10)	1,342	15	465	480
Gain on marketable securities	(193)	—	(193)	(388)	—	(388)
Other non-cash benefits	(511)	—	(511)	(172)	—	(172)
Net changes in operating assets and liabilities	(4,567)	(134)	(4,701)	6,087	(396)	5,691

Net cash provided by (used in) operating activities	5,494	—	5,494	34,288	—	34,288

Cash flows from investing activities:
Proceeds from sale of marketable securities	29,883	—	29,883	41,978	—	41,978
Purchases of available for sale marketable securities	(52,052)	—	(52,052)	(65,554)	—	(65,554)
Purchases of property and equipment	(453)	—	(453)	(243)	—	(243)
Investments in technology	(182)	—	(182)	(425)	—	(425)
(Increase) decrease in deposits and other assets	(74)	—	(74)	(313)	—	(313)
Decrease in restricted investments	—	—	—	(89)	—	(89)

Net cash used in investing activities	(22,878)	—	(22,878)	(24,646)	—	(24,646)

Cash flows from financing activities:
Issuance of common stock, net of issuance costs	3,762	—	3,762	1,061	—	1,061

Net cash provided by financing activities	3,762	—	3,762	1,061	—	1,061

Net increase (decrease) in cash and cash equivalents	(13,622)	—	(13,622)	10,703	—	10,703
Cash and cash equivalents at beginning of period	116,675	—	116,675	79,235	—	79,235

Cash and cash equivalents at end of period	$103,053	$—	$103,053	$89,938	$—	$89,938

2. Stock Based Compensation
     Effective March 26, 2006, the beginning of our fiscal year 2007, the Company adopted the provisions of the FASB Statement of Financial Accounting Standards No. 123 (R) (“SFAS No. 123(R)”) and, in doing so, consulted the guidance provided in Staff Accounting Bulletin No. 107 (“SAB No. 107”). SFAS No. 123(R) requires stock based compensation to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. The Company previously accounted for awards granted under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended.
     Under the modified prospective method of adoption for SFAS No. 123(R), the compensation cost recognized by the Company beginning in fiscal year 2007 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of March 26, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to March 25, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company uses the accelerated method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, or expiration of stock options, deferred tax assets for options with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the Company followed the guidance in paragraph 81 of SFAS No. 123(R).
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

     The following table summarizes the effects of share based compensation resulting from the application of SFAS No. 123(R) on cost of goods sold, research and development, sales, general and administrative, income from continuing operations before taxes, and net income after taxes for options granted under the Company’s equity incentive plans (in thousands, except per share amounts; unaudited):

	Three Months Ended
	June 24, 2006			June 25, 2005
				Previously
	Previously Filed	Adjustments	Restated	Filed	Adjustments	Restated
Cost of sales	$15	$(2)	$13	$—	$1	$1
Research and development	528	(56)	472	15	27	42
Sales, general, and administrative	809	(86)	723	—	41	41

Effect on Income from continuing operations (before taxes)	1,352	(144)	1,208	15	69	84
Income Tax	—	—	—	—	—	—

Total share based compensation expense (net of taxes)	$1,352	$(144)	$1,208	$15	$69	$84

Share based compensation effects on basic earnings per share	$0.01	$—	$0.01	$—	$—	$—
Share based compensation effects on diluted earnings per share	$0.01	$—	$0.01	$—	$—	$—

Share based compensation effects on operating activities cash flow	$1,352	$(144)	$1,208	$15	$69	$84
     During the first quarter of fiscal year 2007, we received $3.8 million from the exercise of options granted under the Company’s Stock Plans. As of June 24, 2006, there was $8.3 million of total unrecognized compensation costs related to stock options granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.4 years.
     As of June 24, 2006, approximately 24.7 million shares of common stock were reserved for issuance under the Stock Plans. Additional information with respect to stock option activity is as follows:

	Options Outstanding
				Weighted
	Options		Weighted	Average	Aggregate
	Available	Number of	Average	Remaining	Intrinsic
	for Grant	Options	Exercise	Contractual	Value
	(thousands)	(thousands)	Price	Term	(thousands)
Outstanding at 3/25/2006	17,055	11,960	$8.93

Shares auth. for issuance	3,473	—	—
Option plans terminated	(7,085)	—	—
Options granted	(33)	33	8.51
Options exercised	—	(671)	5.33
Options cancelled	236	(158)	6.01
Options expired	—	(78)	22.21

Outstanding at 6/24/2006	13,646	11,086	$9.10	6.76	$12,583

Vested and Expected to Vest at 6/24/2006	—	10,357	$9.27	6.66	$11,803

Exercisable at 6/24/2006	—	6,997	$10.72	5.67	$6,930

     The following table summarizes information regarding outstanding and exercisable options as of June 24, 2006:

	Options Outstanding			Options Exercisable
	Number of	Weighted Average	Weighted	Number of	Weighted
Range of Exercise	Options (in	Remaining	Average Exercise	Options (in	Average Exercise
Prices	thousands)	Contractual Term	Price	thousands)	Price
$ 0.19 - $ 2.60	285	6.56	$2.35	182	$2.32
$ 2.61 - $ 3.40	764	6.99	3.40	555	3.40
$ 3.41 - $ 5.16	2,145	8.24	4.88	875	4.81
$ 5.17 - $ 6.97	1,434	7.25	6.56	915	6.58
$ 6.98 - $ 9.00	3,284	8.28	7.68	1,301	7.66
$ 9.01 - $14.33	1,178	2.68	10.86	1,168	10.87
$14.34 - $16.69	1,196	4.74	15.86	1,196	15.86
$16.70 - $44.50	800	4.55	25.96	805	25.94

	11,086	6.76	$9.10	6,997	$10.72

     As of June 25, 2005, the number of options exercisable was 6.2 million.
     Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of SFAS No. 123(R), which are estimated when compensation costs are recognized. Options with a fair value of $3.8 million and $1.3 million became vested during the first quarter of fiscal years 2007 and 2006, respectively.
     In the first quarter of fiscal year 2006, if we had recorded compensation cost for the Stock Plans based upon the Black-Scholes fair value at the grant date for awards under the Stock Plans consistent with the optional methodology prescribed under SFAS No. 123, the net income and earnings per share would have been as shown below (in thousands, except per share amounts; unaudited):

	Three Months Ended
	June 25,	June 25,	June 25,
	2005	2005	2005
	Previously
	Reported	Adjustments	Restated
Net income	$25,977	$(69)	$25,908

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	15	69	84
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax related effects	(2,262)	(62)	(2,324)

Proforma net income	$23,730	$(62)	$23,668

Basic net income per share	$0.30	$—	$0.30
Proforma basic net income per share	$0.28	$—	$0.28
Diluted net income per share	$0.30	$—	$0.30
Proforma diluted net income per share	$0.28	$—	$0.27
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
     In the second quarter of fiscal year 2006, we began to base our expected volatility on implied volatility as management has determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. We establish implied volatility based on market factors in the five days leading up to the grant date. We do not take any post-grant market information into account when establishing implied volatility. The expected life of options granted is based on the historical lives of all options cancelled or exercised and the expected lives of all options outstanding at June 24, 2006. The Company continues to base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid cash dividends in recent history and does not currently intend to pay cash dividends. In accordance with SFAS No. 123(R), the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after March 26, 2006 is recognized in the period the forfeiture estimate is changed.
     Using the Black-Scholes option valuation model, the restated weighted average estimated fair values of employee stock options granted for the first quarter of fiscal years 2007 and 2006 was $3.11 and $3.08, respectively.
Employee Stock Purchase Plan
     In March 1989, we adopted the 1989 Employee Stock Purchase Plan (“ESPP”). As of June 24, 2006, 900,000 shares of common stock were reserved for future issuance under this plan. During the first quarter of fiscal year 2007 and 2006 we issued approximately 26,000 and 189,000 shares, respectively, under the ESPP. In fiscal year 2006, the Board approved an amendment to the ESPP eliminating the six-month look back feature of the plan as well as modifying the plan to reduce the discount to 5 percent. This modification became effective for all ESPP options granted under the most recently completed plan period, which ended on June 24, 2006. Therefore, the plan is no longer compensatory. The weighted average estimated fair value for purchase rights granted under the ESPP in the first quarter of fiscal year 2006 was $1.64.

3. Accounts Receivable
     The following are the components of accounts receivable (in thousands):

	June 24,	March 25,
	2006	2006
	(unaudited)
Gross accounts receivable	$21,656	$21,133
Allowance for doubtful accounts	(138)	(196)

	$21,518	$20,937

4. Inventories
     Inventories are comprised of the following (in thousands):

	June 24,	March 25,
	2006	2006
	(unaudited)
Work in process	$10,507	$10,662
Finished goods	10,884	8,046

	$21,391	$18,708

5. Intangibles, net
     The following information details the gross carrying amount and accumulated amortization of our intangible assets (in thousands):

	As of June 24, 2006		As of March 25, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(unaudited)
Core Technology	$1,390	$(798)	$1,390	$(759)
License Agreements	440	(253)	440	(240)
Existing Technology	2,730	(2,730)	2,730	(2,686)
Trademarks	320	(320)	320	(320)
Technology Licenses	11,804	(9,990)	11,622	(9,531)

	$16,684	$(14,091)	$16,502	$(13,536)

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
     The following table details the changes in all of our restructuring accruals during the three months ended June 24, 2006 (in thousands; unaudited):

	March 25,				June 24,
Description	2006	Charges to P&L	Cash Payments	Adjustments	2006
Severance - fiscal year 2006	$—	$—	$(58)	$—	$(58)
Facilities abandonment - fiscal year 2006	1,946	—	(110)	—	1,836
Facilities abandonment - fiscal year 2004	4,204	—	(311)	123	4,016
Facilities abandonment - fiscal year 1999	397	—	—	—	397

	$6,547	$—	$(479)	$123	$6,191

8.	Earnings Per Share
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

10. Comprehensive Income
     The components of comprehensive income, net of tax, are as follows (in thousands; unaudited):

	Three Months Ended
	June 24,	June 25,
	2006	2005
	Restated	Restated
	(unaudited)
Net income	$7,825	$25,908
Adjustments to arrive at comprehensive income:
Change in unrealized gain (loss) on marketable securities	(118)	127
Reclassification adjustment for realized gains included in net income	(193)	—

Comprehensive income	$7,514	$26,035

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

12. Subsequent Events
Acquisition of Caretta Integrated Circuits
     On December 29th, 2006, Cirrus Logic acquired 100 percent of the voting equity interests in Caretta Integrated Circuits (“Caretta”), a company based in Shanghai, China that specializes in designing power management integrated circuits for the large, single-cell lithium ion battery market. This acquisition was undertaken to strengthen and diversify our analog and mixed signal product portfolios as well as position us for growth within the China market. The aggregate purchase price for all of Caretta’s voting equity interests was $11.0 million and was comprised of $7.5 million paid to Caretta shareholders, $1.6 million in direct acquisition costs, $1.4 million in cash paid into an escrow account and $0.5 million in loan repayment premiums.
Legal Proceedings
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following information has been amended to reflect the restatement of our financial results, which is more fully described in the Management’s Discussion and Analysis — Restatement of Consolidated Financial Statements, below, and in Note 1A to Consolidated Financial Statements of this Form 10-Q/A.
     The following discussion should be read along with the unaudited consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report, as well as the audited Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 25, 2006, contained in our Amended 2006 Annual Report on Form 10-K/A filed on April 18, 2007. This Management’s Discussion and Analysis of Financial Condition and Results of Operations and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of Cirrus Logic’s (“we,” “us,” “our,” or the “Company”) management including, without limitation, our expectations regarding second quarter sales, gross margins, and combined research and development and selling, general and administrative expenses. In some cases, forward-looking statements are identified by words such as “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” “intend” and variations of these types of words and similar expressions are intended to identify these forward-looking statements. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.
Restatement of Consolidated Financial Statements
     We are restating our Consolidated Condensed Financial Statements to reflect the results of a voluntary internal review and independent investigation into past stock option granting practices. In October 2006, we announced that an internal review of past practices related to grants of stock options had revealed information that raised potential questions about the dates used to account for certain stock option grants. We also announced that, at the recommendation of the Audit Committee of the Company’s Board of Directors (the “Board”), the Board appointed an independent director to serve as a Special Committee to conduct an investigation into our historic stock option granting practices.
     The Special Committee retained independent legal counsel to assist in the investigation. During the eight-month investigation, the Special Committee and its independent counsel, assisted by independent forensic accountants, reviewed the facts and circumstances surrounding annual stock option grants made to executive officers, employees and non-employee directors, searched relevant physical and electronic documents and interviewed current directors, officers and employees. This review included an examination of all stock option grants from January 1, 1997 to December 31, 2006, encompassing approximately 42.3 million stock options granted to employees and non-employee directors on 148 different grant dates. The Special Committee’s legal and accounting advisors identified, preserved, collected, and reviewed over 104 gigabytes of electronic information, including approximately 1.6 million pages of electronic and hard copy files, and conducted 25 interviews of current and former employees and members of the Board.
     In March 2007, we announced that the Special Committee had reported its principal findings to the Board relating to the above investigation. Based on the report of the Special Committee and on management’s preliminary conclusions and recommendations, the Board concluded that incorrect measurement dates were used for financial accounting purposes for certain stock options granted between January 1, 1997 and December 31, 2005. We disclosed the fact that the anticipated non-cash charges required to correct the discrepancy would be material and that we expected to restate our financial statements for the fiscal years 2001 through 2006 and for the first quarter of fiscal year 2007. Accordingly, we announced that based on the findings of the Special Committee, and the recommendations of management and the Audit Committee, the Board had concluded that the financial statements, related notes and selected financial data and all financial press releases and similar communications issued by us and the related reports of the Company’s independent registered public accounting firm relating to fiscal periods 2001 through 2006, and the first fiscal quarter of 2007, should no longer be relied upon.
     As a result of the findings of the Special Committee detailed below, the Company has recognized $32.3 million in additional share-based compensation expense arising from stock grants to executive officers and employees. Of this amount, approximately $9.3 million related to options granted to executive officers who, at the time of the grant, were subject to the reporting requirements under Section 16 of the Exchange Act of 1934. The Special Committee arrived at the following principal findings with respect to the stock option practices of the Company:
•	The Company’s stock plan administrative deficiencies between January 1, 1997 and December 31, 2005 led to a number of misdated option grants.
o	New hire and other promotion and retention option grants were generally made the first Wednesday of each month through the use of unanimous written consents (“UWCs”) of the Company’s Compensation Committee. However, prior to 2006, many of these monthly grants were misdated, as grant dates were routinely established before the receipt of all the signed UWCs authorizing those grants. Of the $32.3 million in additional share-based compensation expense, $6.1 million related to these types of errors.

o	Many other off-cycle and broad-based annual option grants that were granted through Board or Compensation Committee resolutions were also misdated due to administrative issues in that grant dates were sometimes established before the list of option award recipients had been finalized. Of the $32.3 million in additional share-based compensation expense, $4.2 million related to these types of errors.

o	Beginning in late 2002, the Company formally documented and updated its existing processes and procedures with respect to the granting of options. In 2005, the Company further refined the process and, in 2006, a formal written policy was approved by the Compensation Committee.

o	Approximately 97% of the potential stock-based compensation charges identified as a result of the Special Committee investigation resulted from grants that were made prior to December 31, 2002.
•	Prior to 2003, the limited controls and the lack of definitive processes for stock option granting and approval allowed for potential abuse, including the use of hindsight, in the establishment of more favorable grant dates for certain options.
o	The Special Committee identified three grant dates prior to 2003 on which three management-level employees received new-hire option grants on dates other than when they began rendering services to the Company. Of the $32.3 million in additional share-based compensation expense, $1.4 million related to these types of errors.

o	The grant date for one grant in 2000 is different from the date the grant appears to have been approved by the Board. While no definitive evidence has been identified to clarify this inconsistency, the selected grant date was at a lower closing stock price than the price on the date of apparent board approval.

o	Based on the evidence developed in the investigation, the Special Committee believes that certain executive officers had knowledge of and participated in the selection of three grant dates for broad-based employee option grants in the 2000 through 2002 timeframe, either with hindsight or prior to completing the formal approval process. Of the $32.3 million in additional share-based compensation expense, $12.0 million related to these types of errors.

o	The executive officers involved in the option grant process prior to 2003, and in particular the grants described above in the 2000 through 2002 timeframe, were no longer with the Company as of the date of the findings with the exception of David D. French, the Company’s President and Chief Executive Officer.

o	In light of the findings, as of March 5, 2007, David D. French resigned as President and Chief Executive Officer and as a director of the Company. The Company has entered into a resignation agreement with Mr. French.
•	The Special Committee believes that Mr. French was significantly involved in the grant approval process for certain grants and that he influenced the grant process with a view toward the stock price, and therefore the selection of grant dates, through his control over how quickly or slowly the process was completed. However, the Special Committee does not believe that Mr. French appreciated the significance of the procedural inadequacies or the accounting implications of the grant approval process or grant date selections, or that he was advised by his executive staff of any such inadequacies or implications.

•	The Special Committee did not find any irregularities associated with any grants to independent directors or the Company’s two broad-based options exchanges during the relevant period.

•	The Special Committee found no documentary or testimonial evidence that the Company’s independent directors were aware of any attempts by the Company’s executive officers to backdate or to otherwise select a favorable grant date, and consequently, had no reason to and did not believe that the accounting or other disclosures were inaccurate.

•	The Special Committee further found that the evidence indicates that the independent directors relied upon management to ensure that all grant approvals complied with the Company’s stock option plans and applicable laws and accounting rules.
          Based on the results of its investigation, the Special Committee has recommended a number of remedial actions. The Company is currently reviewing these recommendations and developing and implementing a remediation plan associated with historical stock option grants and the grant of future equity awards. Based on its review of the Special Committee’s findings, the Company does not believe that, in the few instances when stock grant dates were selected by management either with hindsight or prior to receiving all required approvals, that any employee, who at the time of the grant was an executive officer, has exercised or made any profit from those grants.
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
          As of the date of this filing, the Company has paid a total of approximately $2.9 million to independent legal counsel, independent forensic accountants, and our independent registered public accounting firm in connection with the 8 month investigation into past stock option granting practices.
Share-Based Compensation Summary
          For all periods beginning prior to March 25, 2006, the expenses below are calculated in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”) “Accounting for Stock Issued to Employees” and, for those periods, our restated consolidated financial statements reflect additional compensation expense to the extent the fair market value of a share of our common stock on the correct measurement date exceeded the exercise price of the option. As of March 26, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”) “Accounting for Stock Based Compensation.” For all periods beginning on or after that date, our restated consolidated financial statements reflect additional compensation expense to the extent the fair value of the stock option grant on the correct measurement date exceeded the fair value of the stock option grant on the previous measurement date used for financial accounting purposes.

          The additional non-cash compensation expense was amortized over the required service period, generally over the vesting periods of the respective grants. The following shows the quarterly share-based compensation adjustments and the related tax effects of all adjustments for fiscal year 2006 and the three months ended June 24, 2006. The increase (decrease) in net income for each type of adjustment is as follows (in thousands):

	Stock-Based Compensation Expense
			Income Tax
	Previously Filed	Adjustments	Effect	Restated
	(In thousands)
Three months ended June 25, 2005	$15	$69	$—	$84
Three months ended September 30, 2005	—	1,010	—	1,010
Three months ended December 31, 2005	—	149	—	149
Three months ended March 25,2006	—	491	—	491

Year ended March 25, 2006	15	1,719	—	1,734

Three months ended June 24, 2006	1,352	(144)	—	1,208

          The incremental effect of recognizing additional share-based compensation expense resulting from grants with incorrect measurement dates for the three months ended June 24, 2006 and June 25, 2005 is as follows (in thousands):

	Three Months Ended
	June 24, 2006			June 25, 2005
				Previously
	Previously Filed	Adjustments	Restated	Filed	Adjustments	Restated
Cost of sales	$15	$(2)	$13	$—	$1	$1
Research and development	528	(56)	472	15	27	42
Sales, general, and administrative	809	(86)	723	—	41	41

Effect on Income from continuing operations (before taxes)	1,352	(144)	1,208	15	69	84
Income Tax	—	—	—	—	—	—

Total share based compensation expense (net of taxes)	$1,352	$(144)	$1,208	$15	$69	$84

Share based compensation effects on basic earnings per share	$0.01	$—	$0.01	$—	$—	$—
Share based compensation effects on diluted earnings per share	$0.01	$—	$0.01	$—	$—	$—

Share based compensation effects on operating activities cash flow	$1,352	$(144)	$1,208	$15	$69	$84
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
Consolidated Statement of Operations
     The following table represents the impact of the additional stock-based compensation expense-related adjustments on the Company’s previously-reported unaudited consolidated statements of operations for the three months ended June 24, 2006 and June 25, 2005:
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(in thousands, except per share amounts; unaudited)

	Three Months Ended June 24, 2006			Three Months Ended June 25, 2005
	Previously			Previously
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Net sales	$45,181	$—	$45,181	$52,822	$—	$52,822
Cost of sales	18,023	(2)	18,021	25,522	1	25,523

Gross Margin	27,158	2	27,160	27,300	(1)	27,299

Research and development	11,726	(56)	11,670	13,651	27	13,678
Selling, general and administrative	11,177	(86)	11,091	14,301	41	14,342
Litigation settlement, net	—	—	—	(24,758)	—	(24,758)

Total operating expenses	22,903	(142)	22,761	3,194	68	3,262
Income (loss) from operations	4,255	144	4,399	24,106	(69)	24,037

Realized gain on marketable securities	193	—	193	388	—	388
Interest income, net	2,965	—	2,965	1,136	—	1,136
Other income (expense), net	55	—	55	(19)	—	(19)

Income (loss) before income taxes	7,468	144	7,612	25,611	(69)	25,542
Benefit for income taxes	(213)	—	(213)	(366)	—	(366)

Net income (loss)	$7,681	$144	$7,825	$25,977	$(69)	$25,908

Earnings per share:
Basic	$0.09	$—	$0.09	$0.30	$—	$0.30
Diluted	$0.09	$—	$0.09	$0.30	$—	$0.30

Weighted Average Common Shares Outstanding:
Basic	87,196		87,196	85,230		85,230
Diluted	88,759		88,759	86,183		86,183

Consolidated Balance Sheets
     The net impact of the additional stock-based compensation expense-related adjustments on the Company’s previously-reported consolidated balance sheets for fiscal year 2006 and the three months ended June 24, 2006 is as follows (in thousands):
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEET
(in thousands)

	Three Months Ended June 24, 2006			Year Ended March 25, 2006
	Previously			Previously
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$103,053	$—	$103,053	$116,675	$—	$116,675
Restricted investments	5,755	—	5,755	5,755	—	5,755
Marketable securities	137,123	—	137,123	102,335	—	102,335
Accounts receivable, net	21,518	—	21,518	20,937	—	20,937
Inventories	21,391	—	21,391	18,708	—	18,708
Other current assets	5,634	—	5,634	7,747	—	7,747

Total current assets	294,474	—	294,474	272,157	—	272,157

Long-term marketable securities	5,972	—	5,972	18,703	—	18,703
Property and equipment, net	13,263	—	13,263	14,051	—	14,051
Intangibles, net	2,593	—	2,593	2,966	—	2,966
Investment in Magnum Semiconductor	7,947	—	7,947	7,947	—	7,947
Other assets	3,293	—	3,293	3,217	—	3,217

Total assets	$327,542	$—	$327,542	$319,041	$—	$319,041

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,943	$—	$11,943	$14,129	$—	$14,129
Accrued salaries and benefits	6,813	—	6,813	6,460	—	6,460
Other accrued liabilities	9,694	10	9,704	9,909	144	10,053
Deferred income on shipments to distributors	6,199	—	6,199	7,098	—	7,098
Income taxes payable	1,990	—	1,990	2,228	—	2,228

Total current liabilities	36,639	10	36,649	39,824	144	39,968

Other long-term obligations	14,005	—	14,005	14,803	—	14,803

Stockholders’ equity:
Capital stock	887,070	32,269	919,339	881,956	32,279	914,235
Accumulated deficit	(608,971)	(32,279)	(641,250)	(616,652)	(32,423)	(649,075)
Accumulated other comprehensive loss	(1,201)	—	(1,201)	(890)	—	(890)

Total stockholders’ equity	276,898	(10)	276,888	264,414	(144)	264,270

Total liabilities and stockholders’ equity	$327,542	$—	$327,542	$319,041	$—	$319,041

          The adjustments to Stockholder’s Equity and other accrued liabilities were the only adjustments made to our consolidated balance sheet for the periods presented as a result of the restatement. The net book value of our deferred tax assets did not change as a result of the restatement as we continue to provide a full valuation allowance against them. The net book value of our inventory did not change due to the fact that the amount of the additional share-based compensation expense capitalized as inventory was negligible.

Cumulative effect on components of stockholders equity
          The following table presents a summary of the cumulative adjustment to those components of stockholders equity that were affected by the restatement as of March 25, 2006 and June 24, 2006 (in thousands):

			Unearned	Net Impact to
		Retained	Deferred	Stockholders’
Cumulative Effect, Summary Schedule	Paid-in Capital	Earnings	Compensation	Equity
Fiscal Year 2006 & Prior	32,612	(32,423)	(333)	(144)
First Quarter of Fiscal Year 2007	(84)	144	74	134

Total effect — all prior periods	$32,528	$(32,279)	$(259)	$(10)

Consolidated Statement of Cash Flows
          The following table presents the impact of the additional stock-based compensation expense-related adjustments on the Company’s previously-reported consolidated statements of cash flows for the three months ended June 24, 2006 and June 25, 2005:

	Three Months Ended June 24, 2006			Three Months Ended June 25, 2005
	Previously			Previously
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Cash flows from operating activities:
Net income	$7,681	$144	$7,825	$25,977	$(69)	$25,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,732	—	1,732	2,769	—	2,769
Stock compensation expense	1,352	(10)	1,342	15	465	480
Gain on marketable securities	(193)	—	(193)	(388)	—	(388)
Other non-cash benefits	(511)	—	(511)	(172)	—	(172)
Net changes in operating assets and liabilities	(4,567)	(134)	(4,701)	6,087	(396)	5,691

Net cash provided by (used in) operating activities	5,494	—	5,494	34,288	—	34,288

Cash flows from investing activities:
Proceeds from sale of marketable securities	29,883	—	29,883	41,978	—	41,978
Purchases of available for sale marketable securities	(52,052)	—	(52,052)	(65,554)	—	(65,554)
Purchases of property and equipment	(453)	—	(453)	(243)	—	(243)
Investments in technology	(182)	—	(182)	(425)	—	(425)
(Increase) decrease in deposits and other assets	(74)	—	(74)	(313)	—	(313)
Decrease in restricted investments	—	—	—	(89)	—	(89)

Net cash used in investing activities	(22,878)	—	(22,878)	(24,646)	—	(24,646)

Cash flows from financing activities:
Issuance of common stock, net of issuance costs	3,762	—	3,762	1,061	—	1,061

Net cash provided by financing activities	3,762	—	3,762	1,061	—	1,061

Net increase (decrease) in cash and cash equivalents	(13,622)	—	(13,622)	10,703	—	10,703
Cash and cash equivalents at beginning of period	116,675	—	116,675	79,235	—	79,235

Cash and cash equivalents at end of period	$103,053	$—	$103,053	$89,938	$—	$89,938

     In the first quarter of fiscal year 2006, if we had recorded compensation cost for the Stock Plans based upon the Black-Scholes fair value at the grant date for awards under the Stock Plans consistent with the optional methodology prescribed under SFAS No. 123, the net income and earnings per share would have been as shown below (in thousands, except per share amounts; unaudited):

	Three Months Ended
	June 25,	June 25,	June 25,
	2005	2005	2005
	Previously
	Reported	Adjustments	Restated
Net income	$25,977	$(69)	$25,908

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	15	69	84
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax related effects	(2,262)	(62)	(2,324)

Proforma net income	$23,730	$(62)	$23,668

Basic net income per share	$0.30	$—	$0.30
Proforma basic net income per share	$0.28	$—	$0.28
Diluted net income per share	$0.30	$—	$0.30
Proforma diluted net income per share	$0.28	$—	$0.27
          For purposes of pro forma disclosures, the estimated fair value of the options were amortized to expense over the vesting period (for options) using the accelerated method.
Overview
          Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in “Item 1A – Risk Factors” in our amended 2006 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the “Commission”) on April 18, 2007. Readers should carefully review these risk factors, as well as those identified in the documents filed by us with the Commission subsequent to the date of this filing, specifically the most recent reports on Form 10-K/A, 10-Q and 8-K, each as it may be amended from time to time.
          Cirrus Logic develops high-precision analog and mixed-signal integrated circuits (“ICs”) for a broad range of consumer and industrial markets. Building on our diverse analog mixed-signal patent portfolio, we deliver highly optimized products for consumer and commercial audio, automotive entertainment and industrial applications. We also provide complete system reference designs based on our technology that facilitate our customers’ ability to bring products to market in a timely and cost-effective manner.
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
Critical Accounting Policies
          Our discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements included in this report, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts. We evaluate the estimates on an on-going basis. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. We also have policies that we consider to be key accounting policies, such as our policies for revenue recognition, including the deferral of revenues and gross margin on sales to our distributors and our stock option granting practices; however, these policies do not meet the definition of critical accounting estimates because they do not generally require us to make estimates or judgments that are difficult or subjective.
▪	For purposes of calculating stock compensation expense under the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 (R) (“SFAS No. 123(R)”), we perform an analysis of current market data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. We use these estimates as variables in the Black Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our Consolidated Statement of Operations. See Note 2 in the Notes to our Consolidated Financials Statements contained in “Item 1 – Financial Statements.”

▪	Our taxes payable balance is comprised primarily of tax contingencies that are recorded to address exposures involving tax positions we have taken that are subject to challenge by taxing authorities. Our tax contingencies relate to transfer pricing positions we have taken in a variety of countries in which we operate. The ultimate resolution of these matters may be materially greater or less than the amount that we have accrued. See Note 6 in the Notes to our Consolidated Financial Statements contained in “Item 1 – Financial Statements.”

▪	We provide for the recognition of deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes,” if realization of such assets is more likely than not. We have provided a valuation allowance equal to our net U.S. deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis. In the event we are able to determine that it is more likely than not that we will realize some or all of our U.S. deferred tax assets, then an adjustment to the deferred tax asset would increase either income or contributed capital in the period such determination was made. See Note 6 in the Notes to our Consolidated Financial Statements contained in “Item 1 – Financial Statements.”

▪	Inventories are recorded at the lower of cost or market, with cost being determined on a first-in, first-out basis. We write down inventories to net realizable value based on forecasted demand, management judgment and the age of inventory. Actual demand and market conditions may be different from those projected by management, which could have a material effect on our operating results and financial position. See Note 4 in the Notes to our Consolidated Financial Statements contained in “Item 1 – Financial Statements.”

▪	Restructuring charges for workforce reductions and facilities consolidations reflected in the accompanying financial statements were accrued based upon specific plans established by management, in accordance with Emerging Issues Task Force No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity

(including Certain Costs Incurred in a Restructuring)” or SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” depending upon the time of the restructuring activity. We use an estimated borrowing rate as the discount rate for all of our restructuring accruals made under SFAS 146. Our facilities consolidation accruals are based upon our estimates as to the length of time a facility would be vacant, as well as the amount of sublease income we would receive once we sublet the facility, after considering current and projected market conditions. Changes in these estimates could result in an adjustment to our restructuring accruals in a future quarter, which could have a material effect on our operating results and financial position. See Note 7 in the Notes to our Consolidated Financial Statements contained in “Item 1 – Financial Statements.”

▪	Our available-for-sale investments, non-marketable securities and other investments are subject to a periodic impairment review pursuant to Emerging Issues Task Force 03-1 (“EITF 03-1”): The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment and actual results may be materially different than our estimate. Marketable securities are evaluated for impairment if the decline in fair value below cost basis is significant and/or has lasted for an extended period of time. Non-marketable securities or other investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. For investments accounted for using the cost method of accounting, we evaluate information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of the investment. This list is not all inclusive and we weigh all quantitative and qualitative factors in determining if an other-than-temporary decline in value of an investment has occurred. When a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period’s operating results to the extent of the decline. Actual values could be different from those estimated by management, which could have a material effect on our operating results and financial position.

▪	We evaluate the recoverability of property and equipment and intangible assets in accordance with Statement of Financial Accounting Standard No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” We test for impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. An impairment loss is recognized in the event the carrying value of these assets exceeds the fair value of the applicable assets. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, which could have a material effect on our operating results and financial position. See Note 5 in the Notes to our Consolidated Financial Statements contained in “Item 1 – Financial Statements.”

▪	We maintain allowances for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We regularly evaluate our allowance for doubtful accounts based upon the age of the receivable, our ongoing customer relations, as well as any disputes with the customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which could have a material effect on our operating results and financial position. Additionally, we may maintain an allowance for doubtful accounts for estimated losses on receivables from customers with whom we are involved in litigation. See Note 3 in the Notes to our Consolidated Financial Statements contained in “Item 1 – Financial Statements.”

▪	We are subject to the possibility of loss contingencies for various legal matters. See Note 9 in the Notes to our Consolidated Financial Statements contained in “Item 1 – Financial Statements.”

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
Results of Operations
     The following table summarizes the restated results of our operations for the first quarter of fiscal years 2007 and 2006, respectively, as a percent of net sales. All percent amounts were calculated using the underlying data in thousands, unaudited:

	Three Months Ended
	June 24,	June 25,
	2006	2005
	Restated	Restated
Mixed-signal audio products	48%	44%
Embedded products	28%	24%
Industrial products	24%	15%
Video products	0%	17%

Net sales	100%	100%
Cost of sales	40%	48%

Gross Margin	60%	52%

Research and development	26%	26%
Selling, general and administrative	25%	27%
Litigation settlement, net	0%	(47%)

Total operating expenses	51%	6%

Income from operations	9%	46%

Realized gain on marketable securities	1%	1%
Interest income, net	7%	2%
Other income (expense), net	0%	0%

Income before income taxes	17%	49%
Benefit for income taxes	0%	0%

Net income	17%	49%

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
Research and Development Expense
     Research and development expense for the first quarter of fiscal year 2007 of $11.7 million decreased approximately $2.0 million from $13.7 million in the first quarter of fiscal year 2006. This decrease was primarily due to reduced salaries and benefits costs resulting from reductions in headcount from the prior fiscal year primarily associated with the divestiture of the digital video product line assets. With the adoption of SFAS 123(R), research and development expenses for the first quarter of fiscal year 2007 showed an increase of $0.4 million in stock compensation expense.
Selling, General and Administrative Expense
     Selling, general and administrative expense in the first quarter of fiscal year 2007 of $11.1 million decreased by $3.2 million from $14.3 million in the first quarter of fiscal year 2006. This decrease was due to the absence in the first quarter of fiscal year 2007 of a charge taken to facilities expense for a loss contingency on sub-leases entered into during the first quarter of fiscal year 2006 as we sub-leased excess office space for less than our current rent obligations. This decrease was partially offset by an increase of $0.7 million in stock compensation expense recognized in the first quarter of fiscal year 2007 as a result of our adoption of SFAS 123(R).
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
     As of June 24, 2006, there was $8.3 million of total unrecognized compensation costs related to stock options granted under the Stock Plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.4 years.
Recently Issued Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective for the Company beginning April 1, 2007. The Company is in the process of determining the effect, if any, that the adoption of FIN No. 48 will have on its financial statements.

Liquidity and Capital Resources
     During the first quarter of fiscal year 2007, we generated approximately $5.5 million of cash and cash equivalents from operating activities. Operating cash flows in this quarter included a $1.3 million non cash adjustment for stock compensation expense recognized under SFAS 123(R). The primary increase in cash from operations was related to the cash components of our net income, partially offset by a decrease in accounts payable of $2.2 million coupled with increases in accounts receivable and net inventory of $0.6 million and $2.7 million, respectively. In the comparable period of fiscal year 2006, we generated approximately $34.3 million of cash and cash equivalents in our operating activities primarily due to a $25 million settlement of our Fujitsu litigation coupled with a large decrease in our inventory of $7.1 million.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risks associated with interest rates on our debt securities and currency movements on non-U.S. dollar denominated assets and liabilities. We assess these risks on a regular basis and have established policies to protect against the adverse effects of these and other potential exposures. There have been no significant changes in our interest or foreign exchange risk since we filed our Amended 2006 Annual Report on Form 10-K/A on April 18, 2007.
ITEM 4. CONTROLS AND PROCEDURES
Special Committee Review into Stock Option Grant Practices and Restatement
     As discussed in the Explanatory Note preceding Part I of this Form 10-Q/A, a Board-appointed Special Committee recently completed an investigation into our historic stock option granting practices. Based on the report of the Special Committee and on management’s preliminary conclusions and recommendations, the Board concluded that incorrect measurement dates were used for financial accounting purposes for certain stock options granted between January 1, 1997 and December 31, 2005. Details of the results of the investigation into our historic stock option granting practices are discussed in the Explanatory Note preceding Item 1 of this Form 10-Q/A and in Note 1A, “Restatement of Consolidated Condensed Financial Statements,” of the Notes to the Consolidated Condensed Financial Statements presented in Item 1 of this Form 10-Q/A.

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
     In connection with the filing of this amended Quarterly Report on Form 10-Q/A, our current management, under the supervision of our CEO and CFO, conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, which included the findings of the Special Committee’s investigation and the restatement described herein, our CEO and CFO concluded our disclosure controls and procedures were not effective at a reasonable assurance level on June 24, 2006 because of a material weakness in internal control with respect to our control environment as it relates to our stock option granting practices, including the involvement of our former CEO in the grant process, which resulted in the restatement of our consolidated financial statements for each of the years ended March 25, 2006, March 26, 2005 and March 27, 2004.. This material weakness was initially identified in conjunction with the Special Committee’s investigation and was remediated based upon previously implemented process improvements and the coincident resignation of our former chief executive officer on March 5, 2007. Since the material weakness was remediated as of the date of this filing, our Acting President and CEO and CFO determined current disclosure controls and procedures are effective at a reasonable assurance level as of the date of this filing.
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
ITEM 1A. RISK FACTORS
     In evaluating all forward-looking statements, readers should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements. Various risk factors associated with our business are included in our Amended Annual Report on Form 10-K/A for the fiscal year ended March 25, 2006, as filed with the U.S. Securities and Exchange Commission (“Commission”) on April 18, 2007 and available at www.sec.gov. There have been no material changes from the risk factors previously disclosed in our Amended Annual Report on Form 10-K/A for the fiscal year ended March 25, 2006 filed with the Commission on April 18, 2007.
ITEM 6. EXHIBITS
(a) Exhibits.

3.1	Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (1)

3.2	Agreement and Plan of Merger, filed with the Delaware Secretary of State on February 17, 1999. (1)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock, filed with the Delaware Secretary of State on March 30, 1999. (1)

3.4	Amended and Restated Bylaws of Registrant. (2)

3.5	Certificate of Elimination dated May 26, 2005. (3)

10.19	Employment Agreement by and between Registrant and Gregory S. Thomas dated May 24, 2006. (4)

31.1 *	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Form 10-Q.

(1)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 22, 2001.

(2)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the Commission on September 21, 2005.

(3)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 26, 2005, filed with the Commission on May 27, 2005.

(4)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 25, 2006, filed with the Commission on May 25, 2006.
SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRRUS LOGIC, INC.

Date: April 18, 2007	By:	/s/ Thurman K. Case

Thurman K. Case
Chief Financial Officer and Principal Accounting
Officer