Form 10-Q
period 2006-09-23
CIRRUS LOGIC INC
filed 2007-04-18
CIK 772406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 23, 2006

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

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED SEPTEMBER 23, 2006

Part I.
ITEM 1. FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEET
(in thousands)

	Sep. 23,	Mar. 25,
	2006	2006
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$96,140	$116,675
Restricted investments	5,755	5,755
Marketable securities	158,817	102,335
Accounts receivable, net	21,924	20,937
Inventories	21,427	18,708
Other current assets	5,949	7,747

Total Current Assets	310,012	272,157

Long-term marketable securities	992	18,703
Property and equipment, net	12,845	14,051
Intangibles, net	2,894	2,966
Goodwill	—	—
Investment in Magnum Semiconductor	7,947	7,947
Other assets	3,347	3,217

Total Assets	$338,037	$319,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,824	$14,129
Accrued salaries and benefits	7,038	6,460
Other accrued liabilities	9,565	10,053
Deferred income on shipments to distributors	6,427	7,098
Income taxes payable	2,079	2,228

Total Current Liabilities	35,933	39,968

Long-term restructuring accrual	3,621	4,694
Other long-term obligations	9,155	10,109

Stockholders’ equity:
Capital stock	922,086	914,235
Accumulated deficit	(631,923)	(649,075)
Accumulated other comprehensive loss	(835)	(890)

Total Stockholders’ Equity	289,328	264,270

Total Liabilities and Stockholders’ Equity	$338,037	$319,041

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	September 23,	September 24,	September 23,	September 24,
	2006	2005	2006	2005
Net sales	$48,179	$50,461	$93,360	$103,283
Cost of sales	20,014	23,608	38,035	49,131

Gross Margin	28,165	26,853	55,325	54,152

Operating expenses:
Research and development	10,103	11,024	21,773	24,702
Selling, general and administrative	12,389	16,369	23,480	30,711
Restructuring and other costs	(428)	2,311	(428)	2,311
Litigation settlement, net	—	—	—	(24,758)

Total operating expenses	22,064	29,704	44,825	32,966

Income (loss) from operations	6,101	(2,851)	10,500	21,186

Realized gain on marketable securities	—	—	193	388
Interest income, net	3,154	1,684	6,119	2,820
Other income (expense), net	(25)	(109)	30	(128)

Income (loss) before income taxes	9,230	(1,276)	16,842	24,266
Benefit for income taxes	(97)	(167)	(310)	(533)

Net income (loss)	$9,327	$(1,109)	$17,152	$24,799

Basic income per share:	$0.11	$(0.01)	$0.20	$0.29

Diluted income per share:	$0.11	$(0.01)	$0.19	$0.28

Basic weighted average common shares outstanding:	87,553	85,804	87,374	85,517
Diluted weighted average common shares outstanding:	88,499	85,804	88,620	87,051
The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(in thousands; unaudited)

	Six Months Ended
	September 23,	September 24,
	2006	2005
Cash flows from operating activities:
Net Income	$17,152	$24,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,936	4,841
Stock compensation expense	3,109	1,487
Gain on marketable securities	(193)	(388)
(Gain) loss on video product line asset sale	235	(827)
Excess tax benefit related to the exercise of employee stock options	(57)	—
Other non-cash benefits	(758)	(502)
Net change in operating assets and liabilities	(7,401)	13,087

Net cash provided by operating activities	15,023	42,497

Cash flows from investing activities:
Additions to property, equipment and software	(1,181)	(277)
Investments in technology	(540)	(581)
Purchase of marketable securities	(112,900)	(99,406)
Proceeds from sale and maturity of marketable securities	74,398	85,407
Decrease in restricted investments	—	2,143
Increase in deposits and other assets	(135)	(529)

Net cash used in investing activities	(40,358)	(13,243)

Cash flows from financing activities:
Excess tax benefit related to the exercise of employee stock options	57	—
Net proceeds from the issuance of common stock	4,743	3,858

Net cash provided by financing activities	4,800	3,858

Net increase (decrease) in cash and cash equivalents	(20,535)	33,112

Cash and cash equivalents at beginning of period	116,675	79,235

Cash and cash equivalents at end of period	$96,140	$112,347

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
     The consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. (“we,” “us,” “our,” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). The accompanying unaudited consolidated condensed financial statements do not include complete footnotes and financial presentations. As a result, these financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended March 25, 2006, included in our amended 2006 Annual Report on Form 10-K/A filed with the Commission on April 18, 2007. In our opinion, the financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows, for those periods presented. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.
Recently Issued Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements of uncertain tax positions. The accounting provisions of FIN No. 48 will be effective for the Company beginning April 1, 2007. The Company is in the process of determining the effect, if any, that the adoption of FIN No. 48 will have on its financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”) “Fair Value Measurements,” which establishes a framework for measuring the fair value of assets and liabilities as they appear on the balance sheet. The statement attempts to reconcile the many pronouncements issued by the FASB dealing with fair value measurements in order to increase the consistency and comparability of financial statements. SFAS No. 157 requires implementation under the prospective approach, with the exception that certain enumerated financial instruments shall be accounted for retrospectively. The statement will become effective for the Company on March 30, 2008. The Company is in the process of determining the effect, if any, that the adoption of SFAS No. 157 will have on our financial statements.
1A. Special Committee Review of Past Stock Option Granting Practices
     In October 2006 we announced that an internal review of our past practices related to grants of stock options had revealed information that raised potential questions about the measurement dates used to account for certain stock option grants. We also announced that, at the recommendation of the Audit Committee of the Company’s Board of Directors (the “Board”), the Board appointed an independent director to serve as a Special Committee to conduct an investigation into our historic stock option granting practices.
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
     The Special Committee found that the Company’s stock plan administrative deficiencies between January 1, 1997 and December 31, 2005 led to a number of misdated option grants. The Special Committee concluded that prior to 2003, the limited controls and the lack of definitive processes for stock option granting and approval allowed for potential abuse, including the use of hindsight, in the establishment of more favorable grant dates for certain options. In particular, the Special Committee believed that based on the evidence developed in the investigation, that certain executive officers had knowledge of and participated in the selection of three grant dates for broad based employee option grants in the 2000 through 2002 timeframe. The executive officers involved in the option grant process prior to 2003, and in particular the grants described above in the 2000 through 2002 timeframe, were no longer with the Company at the time of the Special Committee’s report with the exception of David D. French (“Mr. French”), the Company’s President and Chief Executive Officer. In light of these findings, as of March 5, 2007, Mr. French entered into a resignation agreement with the Company and resigned as President and Chief Executive Officer and as a director of the Company.
     As a result of the findings of the Special Committee, the Company has, concurrent with this filing, amended its annual report on Form 10-K for the year ended March 25, 2006 and its quarterly report on Form 10-Q for the three months ended June 24, 2006 to reflect the recognition of additional share-based compensation expense arising from stock grants to executive officers and employees.
2. Stock-Based Compensation
     Effective March 26, 2006, the beginning of our fiscal year 2007, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R)”) and, in doing so, consulted the guidance provided in Staff Accounting Bulletin No. 107 (“SAB No. 107”). SFAS No. 123(R) requires stock-based compensation to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, stock-based compensation is measured at grant date based on the fair value of the award. The Company previously accounted for awards granted under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended.
     Under the modified prospective method of adoption for SFAS No. 123(R), the compensation cost recognized by the Company beginning in fiscal year 2007 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of March 26, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to March 25, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company uses the accelerated method to recognize stock-based compensation costs over the service period of the award. Upon exercise, cancellation, or expiration of stock options, deferred tax assets for options with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the Company followed the guidance in paragraph 81 of SFAS No. 123(R).
     We have various stock incentive plans (the “Stock Plans”) under which officers, employees, non-employee directors and consultants may be granted qualified and non-qualified options to purchase shares of our authorized but not issued common stock. Except as noted in Note 1A, options are priced at the market value of the stock on the date of grant. Options granted to employees are exercisable upon vesting, generally in tranches over four years and certain options granted to non-employee directors are exercisable upon grant. Options expire no later than ten years from the date of grant.

     Stock-based compensation recognized in fiscal year 2007 as a result of the adoption of SFAS No. 123(R), as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123(R), use the Black-Scholes option pricing model for estimating fair value of options granted under the Company’s equity incentive plans.
     The following table summarizes the effects of stock-based compensation on cost of goods sold, research and development, sales, general and administrative, income from continuing operations before taxes, and net income after taxes for options granted under the Company’s equity incentive plans (in thousands, except per share amounts; unaudited):

	Three Months Ended		Six Months Ended
	September 23,	September 24,	September 23,	September 24,
	2006	2005	2006	2005
Cost of sales	$17	$12	$33	$13
Research and development	642	394	1,166	436
Sales, general, and administrative	1,107	604	1,910	645

Effect on income from continuing operations (before taxes)	1,766	1,010	3,109	1,094
Income Tax Benefit	(2)	—	(2)	—

Total share based compensation expense (net of taxes)	$1,764	$1,010	$3,107	$1,094

Share based compensation effects on basic earnings per share	$0.02	$—	$0.04	$0.01
Share based compensation effects on diluted earnings per share	$0.02	$—	$0.04	$0.01

Share based compensation effects on operating activities cash flow	$1,766	$1,010	$3,109	$1,094
Share based compensation effects on financing activities cash flow	$57	$—	$57	$—
     During the second quarter and first six months of fiscal year 2007, we received a net $0.9 million and $4.7 million, respectively, from the exercise of options granted under the Company’s Stock Plans.
     The total intrinsic value of options exercised during the second quarter of fiscal year 2007 and 2006 was $0.2 million and $3.1 million, respectively. The total intrinsic value of options exercised during the first six months of fiscal year 2007 and 2006 was $2.9 million and $3.2 million, respectively. Intrinsic value represents the difference between the market value of Cirrus Logic common stock at the time of exercise and the strike price of the option.
     As of September 23, 2006, there was $6.8 million of compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans not yet recognized in the Company’s financial statements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.33 years. Had we not adopted SFAS 123(R), the APB No. 25 compensation expense we would have recognized in the current quarter and year-to-date would have been immaterial.

     As of September 23, 2006, approximately 27.4 million shares of common stock were reserved for issuance under the Stock Plans. Additional information with respect to stock option activity is as follows:

		Options Outstanding
				Weighted
	Options		Weighted	Average	Aggregate
	Available for	Number of	Average	Remaining	Intrinsic
	Grant	Options	Exercise	Contractual	Value
	(thousands)	(thousands)	Price	Term (years)	(thousands)
Outstanding and available at 3/25/06	17,055	11,960	$8.93

Shares auth. for issuance	20,474	—	—
Option plans terminated	(21,286)	—	—
Options granted	(128)	128	7.40
Options exercised	—	(825)	5.46
Options cancelled	880	(400)	6.63
Options expired	—	(480)	15.44

Outstanding and available at 9/23/06	16,995	10,383	$8.98	6.60	$8,957

Vested and Expected to Vest at 9/23/06	—	9,881	$9.09	6.49	$8,624

Exercisable at 9/23/2006	—	6,832	$10.31	5.63	$5,653

     The following table summarizes information regarding outstanding and exercisable options as of September 23, 2006:

	Options Outstanding			Options Exercisable
	Number of	Weighted Average	Weighted	Number of	Weighted
Range of Exercise	Options (in	Remaining	Average Exercise	Options (in	Average Exercise
Prices	thousands)	Contractual Term	Price	thousands)	Price
$ 0.19 - $ 2.60	281	6.32	$2.35	212	$2.34
$ 2.61 - $ 3.40	755	6.74	3.40	599	3.40
$ 3.41 - $ 5.16	2,038	7.98	4.89	970	4.82
$ 5.17 - $ 6.97	1,382	7.11	6.55	882	6.55
$ 6.98 - $ 9.00	3,082	8.13	7.66	1,335	7.66
$ 9.01 - $14.33	1,044	2.41	10.76	1,033	10.77
$ 14.34 - $16.69	1,028	4.56	15.82	1,028	15.82
$ 16.70 - $44.50	773	4.31	25.69	773	25.68

	10,383	6.60	$8.98	6,832	$10.31

     As of September 24, 2005, the number of options exercisable was 6.0 million.
     Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of SFAS No. 123(R). Options with a fair value of $0.4 million and $1.1 million became vested during the second quarter of fiscal years 2007 and 2006, respectively. Options with a fair value of $4.2 million and $2.4 million became vested during the first six months of fiscal years 2007 and 2006, respectively.

     If we had recorded stock-based compensation cost based upon the Black-Scholes fair value at the grant date for awards granted under the Stock Plans consistent with the optional methodology prescribed under SFAS No. 123 during the second quarter and first six months of fiscal year 2006, the net income and earnings per share would have been as shown below (in thousands, except per share amounts; unaudited):

	Three Months Ended	Six Months Ended
	September 24,	September 24,
	2005	2005
Net income (loss) as reported	$(1,109)	$24,799
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,010	1,094
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax related effects	(1,388)	(3,712)

Proforma net income (loss)	$(1,487)	$22,181

Basic and diluted net income (loss) per share as reported	$(0.01)	$0.29
Proforma basic and diluted net income (loss) per share	$(0.02)	$0.26

Diluted net income (loss) per share as reported	$(0.01)	$0.28
Proforma diluted net income (loss) per share	$(0.02)	$0.26
     For purposes of pro forma disclosures, the estimated fair value of the options were amortized to expense over the vesting period (for options) using the accelerated method.
     We estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended		Six Months Ended
	September 23,	September 24,	September 23,	September 24,
	2006	2005	2006	2005
Employee Option Plans:
Expected stock price volatility	47.80%	40.60%	40.99 - 47.80%	40.60 - 94.39%
Risk-free interest rate	4.96%	3.80%	4.96 - 4.99%	3.70 - 3.80%
Expected life post-vest (in years)	3.09	0.9	1.45 - 3.09	0.9 - 1.62

Employee Stock Purchase Plan:
Expected stock price volatility	—	50.00%	—	50.00%
Risk-free interest rate	—	3.70%	—	3.38 - 3.70%
Expected life post-vest (in years)	—	0.00	—	0.00 - 0.50
     In the second quarter of fiscal year 2006, we began to use implied volatility as our expected volatility. We believe that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. We establish implied volatility based on market factors in the five days leading up to the grant date. We do not take any post-grant market information into account when establishing implied volatility. The expected life of options granted is based on the historical lives of all options cancelled or exercised and the expected lives of all options outstanding at September 23, 2006. The Company continues to base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends and does not currently intend to pay cash dividends. In accordance with SFAS No. 123(R), the Company adjusts stock-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after March 26, 2006 is recognized in the period the forfeiture estimate is changed.

     Using the Black-Scholes option valuation model, the weighted average estimated fair values of employee stock options granted for the second quarter of fiscal years 2007 and 2006 were $3.00 and $2.18, respectively. The weighted average estimated fair values of employee stock options granted for the first six months of fiscal years 2007 and 2006 were $3.02 and $2.39, respectively.
Employee Stock Purchase Plan
     In March 1989, we adopted the 1989 Employee Stock Purchase Plan (“ESPP”). As of September 23, 2006, 900,000 shares of common stock were reserved for future issuance under this plan. There were no shares issued under the ESPP during the second quarter of fiscal years 2007 and 2006.
     In fiscal year 2006, the Board of Directors of the Company approved amendments to the ESPP eliminating the six-month look back feature of the plan and reducing the purchase price discount from 15 percent to 5 percent. These modifications became effective for all ESPP options granted under the most recently completed plan period, which ended on June 24, 2006. Based on these modifications, the plan is no longer compensatory and the company does not recognize any compensation expense associated with the ESPP grants. The weighted average estimated fair value for purchase rights granted under the ESPP in the second quarter of fiscal year 2006 was $2.03.
3. Accounts Receivable
     The following are the components of accounts receivable (in thousands):

	September 23,	March 25,
	2006	2006
	(unaudited)
Gross accounts receivable	$22,075	$21,133
Allowance for doubtful accounts	(151)	(196)

	$21,924	$20,937

4. Inventories
     Inventories are comprised of the following (in thousands):

	September 23,	March 25,
	2006	2006
	(unaudited)
Work in process	$9,734	$10,662
Finished goods	11,693	8,046

	$21,427	$18,708

5. Income Taxes
     We realized a net income tax benefit of $0.1 million and $0.3 million for the second quarter and first six months of fiscal year 2007, respectively. Included in the second quarter fiscal year 2007 tax benefit is a one-time tax refund of prior period, non-U.S. taxes of $0.2 million. The income tax benefit for the first six months of fiscal year of $0.3 million was generated by the expiration of the statute of limitations for years in which certain non-U.S. income tax exposures for transfer pricing issues had existed. The fiscal year 2007 benefit is net of non-U.S. income taxes and U.S. alternative minimum tax. Our tax expense for the second quarter and the first six months of fiscal year 2007 was less than the Federal statutory rate due primarily to the utilization of a portion of our U.S. deferred tax asset on which there had been placed a full valuation allowance, a one-time non-U.S. income tax refund in the second quarter and the release of a tax contingency reserve in the first quarter.

     We realized a net income tax benefit of $0.2 million for the second quarter of fiscal year 2006 and $0.5 million for the first six months of fiscal year 2006. The benefit for both periods resulted primarily from the expiration of the statute of limitations for years in which certain foreign income tax exposures for transfer pricing issues had existed. Our tax expense for the first six months of fiscal year 2006 was less than the Federal statutory rate, as we were able to utilize a portion of our deferred tax asset on which there had been placed a full valuation allowance.
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
6. Restructuring and Other Costs
     During the second quarter and first six months of fiscal year 2007, we realized a net benefit in restructuring and other costs, a component of operating expenses, of $0.7 million. The benefits were primarily composed of $0.3 million related to the cancellation of a maintenance contract that had been previously restructured coupled with $0.8 million related to adjustments to certain sublease assumptions for the Austin, Texas facility. These benefits were partially offset by a facility charge of $0.4 million related to certain facilities in Fremont, California.
     During the second quarter and first six months of fiscal year 2006, we recorded a restructuring charge of $3.1 million in operating expenses for severance and facility related items associated with workforce reductions associated with the divestiture of our video product line assets. This action affected approximately 10 individuals worldwide and resulted in a charge of approximately $0.4 million. In connection with the video product line asset sale, we ceased using the leased office space in our Fremont, California location. Accordingly, we recorded a restructuring charge of $2.7 million related to the exit from this facility. Partially offsetting the restructuring charge was $0.8 million related to the gain on the video product line asset sale.
     As of September 23, 2006, we had a remaining accrual from all of our past restructurings of $5.5 million, primarily related to net lease expenses that will be paid over their respective lease terms through fiscal year 2013, along with other anticipated lease termination costs. We have classified $3.6 million of this restructuring accrual as long-term.
     The following table details the changes in all of our restructuring accruals during the six months ended September 23, 2006 (in thousands; unaudited):

	March 25,				September 23,
Description	2006	Charges to P&L	Cash Payments	Accretion	2006
Severance - fiscal year 2006	$—	$78	$(78)	$—	$—
Facilities abandonment - fiscal year 2006	1,946	305	(197)	(63)	$1,991
Facilities abandonment - fiscal year 2004	4,204	(746)	(593)	268	$3,133
Facilities abandonment - fiscal year 1999	397	—	—	—	$397

	$6,547	$(363)	$(868)	$205	$5,521

7. Earnings Per Share
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
     The weighted average outstanding options excluded from our diluted calculation for the quarter ended September 23, 2006 and September 24, 2005 were 7,435,000 and 4,846,000, respectively, as they were anti-dilutive. The weighted average outstanding options excluded from our diluted calculation for the six months ended September 23, 2006 and September 24, 2005 were 6,376,000 and 6,564,000, respectively, as the exercise price exceeded the average market price during the respective periods. Incremental weighted average common shares attributable to the assumed exercise of outstanding options of 2,033,000 shares as of September 24, 2005 were excluded from the computation of diluted net income (loss) per share because the effect would have been anti-dilutive due to our loss position during the second quarter of fiscal year 2006.
8. Legal Matters
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
     On January 25, 2005, we answered Silvaco’s complaint by denying any wrong-doing. In addition, we filed a cross-complaint against Silvaco alleging breach of contract relating to Silvaco’s refusal to provide certain technology that would enable us to use certain unrelated software tools. A trial date has not been set in this matter and we do not anticipate a trial until at least the first half of fiscal year 2008.
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

9. Comprehensive Income
     The components of comprehensive income, net of tax, are as follows (in thousands; unaudited):

	Three Months Ended		Six Months Ended
	September 23,	September 24,	September 23,	September 24,
	2006	2005	2006	2005
Net income (loss)	$9,327	$(1,109)	$17,152	$24,799
Adjustments to arrive at comprehensive income:
Change in unrealized loss on marketable securities	366	(21)	248	106
Reclassification adjustment for realized gains included in net income	—	—	(193)	—

Comprehensive income (loss)	$9,693	$(1,130)	$17,207	$24,905

10. Segment Information
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
     Our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources, rather than detailed information at a product line level. Additionally, our product lines have similar characteristics and customers. They share operations support functions such as sales, public relations, supply chain management, various research and development and engineering support, in addition to the general and administrative functions of human resources, legal, finance and information technology. As of September 23, 2006, we have one operating segment with three different product lines.
     In accordance with SFAS 131, below is a summary of our net sales by product line (in thousands; unaudited):

	Three Months Ended		Six Months Ended
	September 23,	September 24,	September 23,	September 24,
	2006	2005	2006	2005
Mixed-signal audio products	$23,774	$26,320	$45,380	$49,699
Embedded products	11,935	13,913	24,570	26,461
Industrial products	12,470	8,076	23,410	15,842
Video products	—	2,152	—	11,281

	$48,179	$50,461	$93,360	$103,283

11. Subsequent Events
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read along with the unaudited consolidated condensed financial statements and notes thereto included in Item 1 of this Quarterly Report, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 25, 2006, contained in our 2006 amended Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (“Commission”) on April 18, 2007. We maintain a web site at www.cirrus.com, which makes available free of charge our recent annual report and all other filings we have made with the SEC. This Management’s Discussion and Analysis of Financial Condition and Results of Operations and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding third quarter sales, gross margins, and combined research and development and selling, general and administrative expenses. In some cases, forward-looking statements are identified by words such as “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” “intend” and variations of these types of words and similar expressions are intended to identify these forward-looking statements. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

     Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in “Item 1A – Risk Factors Affecting our Business Prospects” in our 2006 amended Annual Report on Form 10-K/A filed with the Commission on April 18, 2007. Readers should carefully review these risk factors, as well as those identified in the documents filed by us with the Commission, specifically the most recent reports on Form 10-K/A, 10-Q/A and 8-K, each as it may be amended from time to time.
Overview
     Cirrus Logic (“we,” “us,” “our,” or the “Company”) develops high-precision, analog and mixed-signal integrated circuits for a broad range of consumer and industrial markets. Building on our diverse analog mixed-signal patent portfolio, Cirrus Logic delivers highly optimized products for consumer and commercial audio, automotive entertainment and industrial applications. We develop and market integrated circuits (“ICs”) and embedded software used by original equipment manufacturers. We also provide complete system reference designs based on our technology that enable our customers to bring products to market in a timely and cost-effective manner.
     During the second quarter of fiscal year 2007, we saw a $4.4 million increase in our industrial product line revenues from the comparable period of the prior year. However, we saw an overall decrease in total revenue from the comparable quarter of fiscal year 2006 due to a decrease in mixed-signal audio revenues of $2.5 million and the absence of $2.2 million in revenues from the digital video product line, a product line we divested on June 30, 2005.
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
     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated condensed financial statements:
▪	For purposes of calculating stock compensation expense under the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 (R) (“SFAS No. 123(R)”), we perform an analysis of current market data and historical company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our Consolidated Condensed Statement of Operations. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements. See Note 2 in the Notes to our Consolidated Condensed Financials Statements contained in “Item 1 – Financial Statements.”

▪	Our taxes payable balance is comprised primarily of tax contingencies that are recorded to address exposures involving tax positions we have taken that are subject to challenge by taxing authorities. Our tax contingencies are established based on past experiences and judgments about potential actions by taxing jurisdictions and solely relate to transfer pricing positions we have taken in a variety of countries in which we operate. The ultimate resolution of these matters may be materially greater or less than the amount that we have accrued. See Note 5 in the Notes to our Consolidated Condensed Financial Statements contained in “Item 1 – Financial Statements.”

▪	We provide for the recognition of deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes,” if realization of such assets is more likely than not. We have provided a valuation allowance equal to our net U.S. deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis. In the event we are able to determine that it is more likely than not that we will realize some or all of our U.S. deferred tax assets, then an adjustment to the deferred tax asset would increase either income or contributed capital in the period such determination was made. See Note 5 in the Notes to our Consolidated Condensed Financial Statements contained in “Item 1 – Financial Statements.”

▪	Inventories are recorded at the lower of cost or market, with cost being determined on a first-in, first-out basis. We write down inventories to net realizable value based on forecasted demand, management judgment and the age of inventory. Actual demand and market conditions may be different from those projected by management, which could have a material effect on our operating results and financial position. See Note 4 in the Notes to our Consolidated Condensed Financial Statements contained in “Item 1 – Financial Statements.”

▪	Restructuring charges for workforce reductions and facilities consolidations reflected in the accompanying financial statements were accrued based upon specific plans established by management, in accordance with Emerging Issues Task Force No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” or SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” depending upon the time of the restructuring activity. We use an estimated borrowing rate as the discount rate for all of our restructuring accruals made under SFAS 146. Our facilities consolidation accruals are based upon our estimates as to the length of time a facility would be vacant, length of the subleases and the amount of sublease income we would receive once we sublet the facility, after considering current and projected market conditions. Changes in these estimates could result in an adjustment to our restructuring accruals in a future quarter, which could have a material effect on our operating results and financial position. See Note 6 in the Notes to our Consolidated Condensed Financial Statements contained in “Item 1 – Financial Statements.”

▪	Our available-for-sale investments, non-marketable securities and other investments are subject to a periodic impairment review pursuant to Emerging Issues Task Force 03-1 (“EITF 03-1”): The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment and actual results may be materially different than our estimate. Marketable securities are evaluated for impairment if the decline in fair value below cost basis is significant and/or has lasted for an extended period of time. Non-marketable securities or other investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. For investments accounted for using the cost method of accounting, we evaluate information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of the investment. This list is not all inclusive and we weigh all quantitative and qualitative factors in determining if an other-than-temporary decline in value of an investment has occurred. When a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period’s operating results to the extent of the decline. Actual values could be different from those estimated by management, which could have a material effect on our operating results and financial position.

▪	We evaluate the recoverability of property and equipment and intangible assets in accordance with Statement of Financial Accounting Standard No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” We test for impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. An impairment loss is recognized in the event the carrying value of these assets exceeds the fair value of the applicable assets. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, which could have a material effect on our operating results and financial position.

▪	We maintain allowances for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We regularly evaluate our allowance for doubtful accounts based upon the age of the receivable, our ongoing customer relations, as well as any disputes with the customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which could have a material effect on our operating results and financial position. Additionally, we may maintain an allowance for doubtful accounts for estimated losses on receivables from customers with whom we are involved in litigation. See Note 3 in the Notes to our Consolidated Condensed Financial Statements contained in “Item 1 – Financial Statements.”

▪	We are subject to the possibility of loss contingencies for various legal matters. See Note 8 in the Notes to our Consolidated Financial Statements contained in “Item 1 – Financial Statements.” We regularly evaluate current information available to us to determine whether any accruals should be made based on the status of the case, the results of the discovery process and other factors. If we ultimately determine that an accrual should be made for a legal matter, this accrual could have a material effect on our operating results and financial position and the ultimate outcome may be materially different than our estimate.

Results of Operations
     The following table summarizes the results of our operations for the second quarter and first six months of fiscal years 2007 and 2006 as a percent of net sales. All percent amounts were calculated using the underlying data in thousands, unaudited:

	Three Months Ended		Six Months Ended
	September 23,	September 24,	September 23,	September 24,
	2006	2005	2006	2005
Mixed-signal audio products	49%	52%	49%	48%
Embedded products	25%	28%	26%	26%
Industrial products	26%	16%	25%	15%
Video products	0%	4%	0%	11%

Net sales	100%	100%	100%	100%
Cost of sales	42%	47%	41%	48%
Gross Margin	58%	53%	59%	52%

Research and development	21%	22%	23%	24%
Selling, general and administrative	26%	32%	25%	30%
Restructuring and other costs	(1%)	5%	0%	2%
Litigation settlement, net	0%	0%	0%	(24%)

Total operating expenses	46%	59%	48%	32%

Income (loss) from operations	12%	(6%)	11%	20%

Realized gain on marketable securities	0%	0%	0%	0%
Interest income, net	7%	3%	7%	3%
Other income (expense), net	0%	0%	0%	0%

Income (loss) before income taxes	19%	(3%)	18%	23%
Benefit for income taxes	0%	(1%)	0%	(1%)

Net income (loss)	19%	(2%)	18%	24%

Net Sales
     Net sales for the second quarter of fiscal year 2007 decreased $2.3 million to $48.2 million from $50.5 million for the second quarter of fiscal year 2006. Industrial products net sales increased $4.4 million, or 54 percent, during the second quarter of fiscal year 2007 from the comparable quarter of the prior fiscal year due in large part to an increase in demand for seismic and industrial measurement products. Net sales from our mixed-signal audio products decreased $2.5 million, or 10 percent, due primarily to a decrease in demand for certain digital-to-analog converter products used in low end DVD players. Sales from embedded products decreased $2.0 million due to a $3.0 million decrease in sales for DSPs, which continue to be impacted by soft market conditions. Revenues in the second quarter of fiscal year 2006 included $2.2 million in revenue from the digital video product line, a product line divested on June 30, 2005.
     Net sales for the first six months of fiscal year 2007 decreased $9.9 million to $93.4 million from $103.3 million for the first six months of fiscal year 2006. Industrial product sales saw an increase of $7.6 million, or 48 percent, in the first six months of fiscal year 2007 due in large part to an increase in demand for seismic and industrial measurement products. Conversely, net sales from mixed-signal audio products decreased $4.3 million, or 9 percent, due primarily to a stabilization of market demand for our audio digital to analog converters. We also saw a decrease in our net sales from our embedded products of $1.9 million, or 7 percent, in the first six months of fiscal year 2007. Revenues in the first six months of fiscal year 2006 included $11.3 million in revenue from the digital video product line, a product line divested on June 30, 2005.
     Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 68 percent and 65 percent of net sales during the second quarter of fiscal years 2007 and

2006, respectively. Export sales were 67 percent and 68 percent of total sales in the first six months of fiscal years 2007 and 2006, respectively. Our sales are denominated primarily in U.S. dollars. As a result, we have not entered into foreign currency forward exchange and option contracts.
     We had no direct customers that accounted for more than 10 percent of our sales. We had one distributor that represented 26 percent and 27 percent of our sales for the second quarter and first six months of fiscal year 2007, respectively. That same distributor represented 25 percent and 24 percent of our sales for the second quarter and first six months of fiscal year 2006, respectively. Sales to our distributors represented 68 percent and 65 percent of our net sales for the second quarter of fiscal year 2007 and 2006, respectively. Sales to our distributors represented 70 percent and 62 percent of our net sales for the first six months of fiscal year 2007 and 2006, respectively.
Gross Margin
     Gross margin was 58.5 percent in the second quarter of fiscal year 2007, up from 53.2 percent in the second quarter of fiscal year 2006. The increase in gross margins was primarily due to a 54.4 percent increase in revenues from our higher margin industrial product portfolio continued cost reductions with our vendors. In the second quarter of fiscal year 2006, we realized a net benefit of $0.3 million from the sale of previously written down inventory, which favorably impacted gross margins by 0.7 percent, whereas, in the comparable quarter of fiscal year 2007, we recognized a charge of approximately $1.0 million, an unfavorable impact of 2.1 percent.
     Gross margin was 59.3 percent in the first six months of fiscal year 2007, up from 52.4 percent in the comparable period of fiscal year 2006 primarily due to the divestiture of the low margin digital video product line. During the first six months of fiscal year 2006, revenue from the digital video product line represented 10.9 percent of total revenue.
Research and Development Expense
     Research and development expense for the second quarter of fiscal year 2007 of $10.1 million decreased $0.9 million from $11.0 million in the second quarter of fiscal year 2006. This decrease was primarily due to reduced salaries and benefits resulting from reductions in headcount from the prior fiscal year primarily associated with the divestiture of the digital video product line assets. Also contributing to the decrease was lower outside product development expenses and reduced amortization of acquired intangibles during the second quarter of fiscal year 2007. These decreases were partially offset by a $0.2 million increase in stock-based compensation expense during the second quarter of fiscal year 2007 when compared to the same quarter of the prior year. In fiscal year 2006, we had not yet adopted the provisions of SFAS 123(R) and were not recognizing stock-based compensation expense according to fair value.
     Research and development expense for the first six months of fiscal year 2007 of $21.8 million decreased $2.9 million from $24.7 million in the comparable period of fiscal year 2006. This decrease was primarily due to reduced costs related to the exit from the digital video product line. Other factors leading to the decrease included lower outside product development expenses and the expiration of amortization on software maintenance contracts for certain computer aided design tools. These decreases were partially offset by a $0.6 million increase in stock-based compensation expense during the first six months of fiscal year 2007 when compared to the same period of the prior year. In fiscal year 2006, we had not yet adopted the provisions of SFAS 123(R) and were not recognizing stock-based compensation expense according to fair value.
Selling, General and Administrative Expense
     Selling, general and administrative expense in the second quarter of fiscal year 2007 of $12.4 million decreased by $4.0 million from $16.4 million in the second quarter of fiscal year 2006. This decrease was primarily due to the absence of $3.3 million in additional charges taken to facilities expense during the second quarter of fiscal year 2006 for a loss contingency on space we sub-leased for less than our current rent obligations. Accentuating the decrease were reduced expenses associated with the divestiture of the digital video product line assets and a $1.9 million decrease in professional expenses. These decreases were partially offset by a $0.5 million increase in stock-based compensation expense during the second quarter of fiscal year 2007 when compared to the same quarter of the prior year. In fiscal year 2006, we had not yet adopted the provisions of SFAS 123(R) and were not recognizing stock-based compensation expense according to fair value.
     Selling, general and administrative expense in the first six months of fiscal year 2007 of $23.5 million decreased by $7.2 million from $30.7 million in the comparable period of fiscal year 2006. This decrease was primarily due to the $4.4 million charge taken to facilities expense during the first six months of fiscal year 2006 for a loss contingency on sub-leases entered into during fiscal year 2006 as we sub-leased excess space for less than our current rent obligations. Also contributing to the decrease were reduced employee related expenses associated with the divestiture of the digital video product line assets. These decreases were partially offset by a $1.0 million increase in stock-based compensation expense recognized during the first six months of fiscal year 2007 when compared to the same period of the prior year. In fiscal year 2006, we had not yet adopted the provisions of SFAS 123(R) and were not recognizing stock-based compensation expense according to fair value.
Restructuring and Other, Net
     During the second quarter and first six months of fiscal year 2007, we realized a net benefit in restructuring and other costs, a component of operating expenses, of $0.7 million. The benefits were primarily composed of $0.3 million related to the cancellation of a maintenance contract that had been previously restructured coupled with $0.8 million related to adjustments to certain sublease assumptions for the Austin, Texas facility. These benefits were partially offset by a facility charge of $0.4 million related to certain facilities in Fremont, California.
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
Realized Gain on Marketable Equity Securities
     During the first six months of fiscal year 2007, we realized a gain of $0.2 million related to the sale of an investment in Prudential Financial, Inc. During the first six months of fiscal year 2006, we realized a gain of $0.4 million related to the sale of our investment in Silicon Laboratories, Inc., which resulted from their acquisition of Cygnal Integrated Products, Inc.
Interest Income
     Interest income was $3.2 million and $1.3 million for the second quarter of fiscal years 2007 and 2006, respectively. Interest income was $6.1 million and $2.8 million for the first six months of fiscal years 2007 and 2006, respectively. The increases of $1.9 million and $3.3 million, respectively, was primarily due to increased cash, cash equivalent, and marketable securities balances on which interest was earned coupled with higher rates of return on our investment portfolio.
Income Taxes
     We realized a net income tax benefit of $0.1 million and $0.3 million for the second quarter and first six months of fiscal year 2007, respectively. Included in the second quarter fiscal year 2007 tax benefit is a $0.2 million one-time, non-U.S. refund of prior period taxes. The income tax benefit for the first six months of fiscal year 2007 of $0.3 million was generated by the expiration of the statute of limitations for years in which certain non-U.S. income tax exposures for transfer pricing issues had existed. The fiscal year 2007 benefit is net of non-U.S. income taxes and U.S. alternative minimum tax. Our tax expense for the second quarter and the first six months of fiscal year 2007 was less than the Federal statutory rate due primarily to the utilization of a portion of our U.S. deferred tax asset on which there had been placed a full valuation allowance, a one-time non-U.S. income tax refund in the second quarter and the release of a tax contingency reserve in the first quarter.
     We realized a net income tax benefit of $0.2 million for the second quarter of fiscal year 2006 and $0.5 million for the first six months of fiscal year 2006. The benefit for both periods resulted primarily from the expiration of the statute of limitations for years in which certain foreign income tax exposures for transfer pricing issues had existed. Our tax expense for the first six months of fiscal year 2006 was less than the Federal statutory rate, as we were able to utilize a portion of our deferred tax asset on which there had been placed a full valuation allowance.
Recently Issued Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective for the Company beginning April 1, 2007. The Company is in the process of determining the effect, if any, that the adoption of FIN No. 48 will have on its financial statements.
     In September 2006, the FASB issued FASB Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”) “Fair Value Measurements,” which establishes a framework for measuring the fair value of assets and liabilities as they appear on the balance sheet. The statement attempts to reconcile the many pronouncements issued by the FASB dealing with fair value measurements in order to increase the consistency and comparability of financial statements. SFAS No. 157 requires implementation under the prospective approach with the exception that certain enumerated financial instruments shall be accounted for retrospectively. The statement will become effective for the Company on March 30, 2008. The Company is in the process of determining the effect, if any, that the adoption of SFAS No. 157 will have on our financial statements.
Liquidity and Capital Resources
     During the first six months of fiscal year 2007, we generated approximately $15.0 million of cash from operating activities. The primary increase in cash from operations was related to the cash components of our net income, partially offset by a decrease in accounts payable of $3.3 million coupled with increases in net inventory and accounts receivable of $2.7 million and $1.0 million, respectively. In the comparable period of fiscal year 2006, we generated approximately $42.5 million of cash and cash equivalents in our operating activities primarily due to a $25 million litigation settlement coupled with a large decrease in our inventory of $8.7 million and an increase in our accounts payable and other accrued liabilities of $8.9 million.
     Net cash used in investing activities was $40.4 million during the first six months of fiscal year 2007. This was primarily the result of the net purchase of $38.5 million of available-for-sale securities. Purchases of property and equipment and technology licenses during the period were $1.7 million. During the first six months of fiscal year 2006, we used approximately $13.2 million in cash from investing activities, primarily related to the net purchase of available-for-sale securities of $14.0 million along with purchases of property and equipment and technology licenses totaling $0.9 million.
     We generated $4.8 million and $3.9 million in cash from financing activities during the first six months of fiscal years 2007 and 2006, respectively, due primarily to the issuance of common stock in connection with option exercises and our employee stock purchase plan.
     As of September 23, 2006, we have restricted cash of $5.7 million which primarily secures certain obligations under our lease agreement for the headquarters and engineering facility in Austin, Texas.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risks associated with interest rates on our debt securities, currency movements on non-U.S. dollar denominated assets and liabilities, and the affect of market factors on the value of our non-marketable equity securities. We assess these risks on a regular basis and have established policies to protect against the adverse effects of these and other potential exposures. There have been no significant changes in our interest rate or foreign exchange risk since we filed our Amended 2006 Annual Report on Form 10-K/A on April 18, 2007.
ITEM 4. CONTROLS AND PROCEDURES
Special Committee Review into Stock Option Grant Practices and Restatement
     As discussed in the Note 1A, “Special Committee Review of Past Stock Option Granting Practices,” to the Consolidated Financial Statements, a Board-appointed Special Committee recently completed an investigation into our historic stock option granting practices. Based on the report of the Special Committee and on management’s preliminary conclusions and recommendations, the Board concluded that incorrect measurement dates were used for financial accounting purposes for certain stock options granted between January 1, 1997 and December 31, 2005. Details of the results of the investigation into our historic stock option granting practices are discussed in Note 1A, “Special Committee Review of Past Stock Option Granting Practices” of the Notes to the Consolidated Condensed Financial Statements presented in Item 1 of this Form 10-Q.
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
     In connection with the filing of this Quarterly Report on Form 10-Q, our current management, under the supervision of our Acting President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, which included the findings of the Special Committee’s investigation and the restatement described herein, our CEO and CFO concluded our disclosure controls and procedures were not effective at a reasonable assurance level on September 23, 2006 because of a material weakness in internal control with respect to our control environment as it relates to our stock option granting practices, including the involvement of our former CEO in the grant process, which resulted in the restatement of our consolidated financial statements for each of the years ended March 25, 2006, March 26, 2005 and March 27, 2004.. This material weakness was initially identified in conjunction with the Special Committee’s investigation and was remediated based upon previously implemented process improvements and the coincident resignation of our former chief executive officer on March 5, 2007. Since the material weakness was remediated as of the date of this filing, our Acting President and CEO and CFO determined current disclosure controls and procedures are effective at a reasonable assurance level as of the date of this filing.
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
     On January 25, 2005, we answered Silvaco’s complaint by denying any wrong-doing. In addition, we filed a cross-complaint against Silvaco alleging breach of contract relating to Silvaco’s refusal to provide certain technology that would enable us to use certain unrelated software tools. A trial date has not been set in this matter and we do not anticipate a trial until at least the first half of fiscal year 2008.
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
ITEM 1A. RISK FACTORS
     In evaluating all forward-looking statements, readers should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements. Various risk factors associated with our business are included in our Amended Annual Report on Form 10-K/A for the fiscal year ended March 25, 2006, as filed with the U.S. Securities and Exchange Commission (“Commission”) on April 18, 2007 and available at www.sec.gov. With the exception of the updates in risk factors below, there have been no material changes to those risk factors previously disclosed in our Amended Annual Report on Form 10-K/A for the fiscal year ended March 25, 2006 filed with the Commission on April 18, 2007.

Our net operating loss carryforwards may be limited or they may expire before utilization
     As of March 25, 2006, we had U.S. federal tax net operating loss carryforwards of approximately $465.8 million, which expire at various dates from fiscal year 2009 through fiscal year 2026. The year that contributed most to our federal net operating loss carryforward was fiscal year 2000 at $208.1 million. That portion of the loss will expire in fiscal year 2020. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce our U.S. federal income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended (“the Code”), imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its net operating loss carry forwards to reduce its tax liability. In the event of certain changes in our shareholder base, we may at some point in the future experience an “ownership change” as defined in Section 382 of the Code. Accordingly, our use of the net operating loss carryforwards and credit carryforwards may be limited by the annual limitations described in Sections 382 and 383 of the Code.
     In addition to our U.S. federal tax net operating loss carryforwards, we also had net operating loss carryforwards in a variety of states in which we operate. Our largest net operating loss carryforward by state is in California which has rules similar to the federal rules pertaining to change in ownership. In the event of an ownership change, our ability to utilize state net operating losses may be limited by annual limitations similar to those described in Section 382 of the Code. In addition, certain states, including California, have carryforward periods that are much shorter than the federal carryforward period which increases the likelihood that some or all of our state net operating losses will expire unutilized.
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
ITEM 6. EXHIBITS
3.1	Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (1)

3.2	Agreement and Plan of Merger, filed with the Delaware Secretary of State on February 17, 1999. (1)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock, filed with the Delaware Secretary of State on March 30, 1999. (1)

3.4	Amended and Restated Bylaws of Registrant. (2)

3.5	Certificate of Elimination dated May 26, 2005. (3)

10.23+	Resignation Agreement between David D. French and Cirrus Logic, Inc. dated March 5, 2007 (4)

31.1*	Certification of Acting Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Acting Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensatory plan or arrangement.

*	Filed with this Form 10-Q.
(1)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 22, 2001.

(2)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the Commission on September 21, 2005.

(3)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 26, 2005, filed with the Commission on May 27, 2005.

(4)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the Commission on March 7, 2007.

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRRUS LOGIC, INC.

Date: April 18, 2007	By:	/s/ Thurman K. Case

Thurman K. Case Chief Financial Officer and Principal Accounting Officer