Form 10-Q
period 2006-12-30
CIRRUS LOGIC INC
filed 2007-04-18
CIK 772406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ___ to ___
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

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED December 30, 2006

Part I.
ITEM 1. FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEET
(in thousands)

	December 30,	March 25,
	2006	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$81,885	$116,675
Restricted investments	5,755	5,755
Marketable securities	176,527	102,335
Accounts receivable, net	16,585	20,937
Inventories	20,331	18,708
Other current assets	6,654	7,747

Total current assets	307,737	272,157

Long-term marketable securities	—	18,703
Property and equipment, net	12,324	14,051
Intangibles, net	9,039	2,966
Goodwill	6,146	—
Investment in Magnum Semiconductor	7,947	7,947
Other assets	3,253	3,217

Total assets	$346,446	$319,041

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	12,142	14,129
Accrued salaries and benefits	6,349	6,460
Other accrued liabilities	12,425	10,053
Deferred income on shipments to distributors	4,907	7,098
Income taxes payable	2,091	2,228

Total current liabilities	37,914	39,968

Other long-term obligations	13,130	14,803

Stockholders’ equity:
Capital stock	924,665	914,235
Accumulated deficit	(628,459)	(649,075)
Accumulated other comprehensive loss	(804)	(890)

Total stockholders’ equity	295,402	264,270

Total liabilities and stockholders’ equity	$346,446	$319,041

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	December 30,	December 24,	December 30,	December 24,
	2006	2005	2006	2005
Net sales	$45,297	$48,253	$138,657	$151,536
Cost of sales	17,886	21,688	55,921	70,819

Gross Margin	27,411	26,565	82,736	80,717

Gross Margin Percentage	60.5%	55.1%	59.7%	53.3%

Operating expenses:
Research and development	11,190	10,500	32,963	35,202
Selling, general and administrative	13,478	10,829	36,958	41,540
Restructuring and other costs	1,013	—	585	2,311
Acquired in process research and development	1,925	—	1,925	—
Litigation settlement, net	—	—	—	(24,758)

Total operating expenses	27,606	21,329	72,431	54,295

Income (loss) from operations	(195)	5,236	10,305	26,422

Realized gain on marketable securities	—	—	193	388
Interest income, net	3,615	2,131	9,734	4,951
Other income (expense), net	76	53	106	(75)

Income before income taxes	3,496	7,420	20,338	31,686
Provision (benefit) for income taxes	32	(5,261)	(278)	(5,794)

Net income	$3,464	$12,681	$20,616	$37,480

Basic income per share:	$0.04	$0.15	$0.24	$0.44
Diluted income per share:	$0.04	$0.14	$0.23	$0.43

Basic weighted average common shares outstanding:	87,756	86,399	87,502	85,811
Diluted weighted average common shares outstanding:	88,725	88,101	88,638	87,436
The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(in thousands; unaudited)

	Nine Months Ended
	December 30,	December 24,
	2006	2005
		restated
Cash flows from operating activities:
Net Income	$20,616	$37,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,609	6,642
Stock compensation expense	4,501	1,243
Gain on marketable securities	(193)	(388)
Income Tax Release	—	(5,271)
(Gain) loss on video product line asset sale	235	(827)
Acquired in process research and development write off	1,925	—
Excess tax benefit related to the exercise of employee stock options	(57)	—
Other non-cash benefits	(999)	(750)
Net change in operating assets and liabilities	(785)	11,095

Net cash provided by operating activities	29,852	49,224

Cash flows from investing activities:
Additions to property, equipment and software	(1,694)	(1,162)
Investments in technology	(3,110)	(500)
Acquisition of Caretta Integrated Circuits, net of cash acquired	(10,463)	—
Purchase of marketable securities	(180,455)	(146,209)
Proceeds from sale and maturity of marketable securities	125,201	126,982
Decrease in restricted investments	—	2,143
Decrease (increase) in deposits and other assets	(107)	6

Net cash used in investing activities	(70,628)	(18,740)

Cash flows from financing activities:
Excess tax benefit related to the exercise of employee stock options	57	—
Net proceeds from the issuance of common stock	5,929	5,228

Net cash provided by financing activities	5,986	5,228

Net increase (decrease) in cash and cash equivalents	(34,790)	35,712

Cash and cash equivalents at beginning of period	116,675	79,235

Cash and cash equivalents at end of period	$81,885	$114,947

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
Recently Issued Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements of uncertain tax positions. The accounting provisions of FIN No. 48 will be effective for the Company beginning April 1, 2007. The Company is in the process of determining the effect, if any, that the adoption of FIN No. 48 will have on its financial statements.
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
     The Special Committee retained independent legal counsel to assist in the investigation. During the eight month investigation, the Special Committee and its independent counsel, assisted by independent forensic accountants, reviewed the facts and circumstances surrounding annual stock option grants made to executive officers, employees and non-employee directors, searched relevant physical and electronic documents and interviewed current and former directors, officers, and employees. In March 2007, we announced that the Special Committee had reported its principal findings to the Board relating to the above investigation. Based on the report of the Special Committee and on management’s preliminary conclusions and recommendations, the Board concluded that incorrect measurement dates were used for financial accounting purposes for certain stock options granted between January 1, 1997 and December 31, 2005.
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
     We have various stock incentive plans (the “Stock Plans”) under which officers, employees, non-employee directors and consultants may be granted qualified and non-qualified options to purchase shares of our authorized but not issued common stock. Except as noted in Note 1A, options are priced at the fair market value of the stock on the date of grant. Options granted to employees are exercisable upon vesting, generally in tranches over four years and certain options granted to non-employee directors are exercisable upon grant. Options expire no later than ten years from the date of grant.

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
     The following table summarizes the effects of stock-based compensation on cost of goods sold, research and development, sales, general and administrative, income from continuing operations before taxes, and net income after taxes for options granted under the Company’s equity incentive plans (in thousands, except per share amounts; unaudited):

	Three Months Ended		Nine Months Ended
	December 30,	December 24,	December 30,	December 24,
	2006	2005	2006	2005
Cost of sales	$17	$2	$50	$14
Research and development	488	58	1,653	494
Sales, general, and administrative	899	89	2,808	735

Effect on income from continuing operations (before taxes)	1,404	149	4,511	1,243
Income Tax Benefit	—	—	(2)	—

Total share based compensation expense (net of taxes)	$1,404	$149	$4,509	$1,243

Share based compensation effects on basic earnings per share	$0.02	$0.01	$0.05	$0.01
Share based compensation effects on diluted earnings per share	$0.02	$0.01	$0.05	$0.01

Share based compensation effects on operating activities cash flow	$1,404	$149	$4,509	$1,243
Share based compensation effects on financing activities cash flow	$—	$—	$57	$—
     During the third quarter and first nine months of fiscal year 2007, we received a net $1.2 million and $5.9 million, respectively, from the exercise of options granted under the Company’s Stock Plans.
     The total intrinsic value of options exercised during the third quarter of fiscal year 2007 and 2006 was $0.6 million and $0.6 million, respectively. The total intrinsic value of options exercised during the first nine months of fiscal year 2007 and 2006 was $3.5 million and $3.8 million, respectively. Intrinsic value represents the difference between the market value of Cirrus Logic common stock at the time of exercise and the strike price of the option.
     As of December 30, 2006, there was $5.8 million of compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans not yet recognized in the Company’s financial statements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.22 years. Had we not adopted SFAS 123(R), our APB No. 25 expense for the quarter and year-to-date would have been immaterial.
     As of December 30, 2006, approximately 26.7 million shares of common stock were reserved for issuance under the Stock Plans. Additional information with respect to stock option activity is as follows:

		Options Outstanding
				Weighted
	Options		Weighted	Average	Aggregate
	Available for	Number of	Average	Remaining	Intrinsic
	Grant	Options	Exercise	Contractual	Value
	(thousands)	(thousands)	Price	Term (years)	(thousands)
Outstanding and available at 3/25/06	17,055	11,960	$8.93

Shares auth. for issuance	20,474	—	—
Option plans terminated	(21,717)	—	—
Options granted	(245)	245	7.25
Options exercised	—	(1,059)	5.24
Options cancelled	1,311	(620)	6.44
Options expired	—	(691)	13.80

Outstanding and available at 12/30/06	16,878	9,835	$9.10	6.11	$7,694

Vested and Expected to Vest at 12/30/06	—	8,813	$9.41	5.76	$6,859

Exercisable at 12/30/2006	—	6,734	$10.26	5.04	$5,412

     The following table summarizes information regarding outstanding and exercisable options as of December 30, 2006:

	Options Outstanding			Options Exercisable
	Number of	Weighted Average	Weighted	Number of	Weighted
Range of Exercise	Options (in	Remaining	Average Exercise	Options (in	Average Exercise
Prices	thousands)	Contractual Term	Price	thousands)	Price
$0.19 - $2.60	225	6.02	$2.29	199	$2.29
$2.61 - $3.40	731	6.47	3.40	631	3.40
$3.41 - $5.16	1,837	7.74	4.90	986	4.87
$5.17 - $6.97	1,342	7.07	6.57	922	6.59
$6.98 - $9.00	2,897	7.92	7.63	1,204	7.59
$9.01 - $14.33	1,029	2.10	10.72	1,019	10.72
$14.34 - $16.69	1,012	4.30	15.82	1,012	15.82
$16.70 - $44.50	762	4.04	25.69	761	25.69

	9,835			6,734

     As of December 24, 2005, the number of options exercisable was 6.4 million.
     Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of SFAS No. 123(R), which are estimated as compensation costs are recognized. Options with a fair value of $2.5 million and $2.4 million became vested during the third quarter of fiscal years 2007 and 2006, respectively. Options with a fair value of $6.7 million and $4.8 million became vested during the first nine months of fiscal years 2007 and 2006, respectively.
     If we had recorded stock-based compensation cost based upon the Black-Scholes fair value at the grant date for awards granted under the Stock Plans consistent with the optional methodology prescribed under SFAS No. 123 during the third quarter and first nine months of fiscal year 2006, the net income and earnings per share would have been as shown below (in thousands, except per share amounts; unaudited):

	Three Months Ended	Nine Months Ended
	December 24,	December 24,
	2005	2005
Net income as reported	$12,681	$37,480
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	149	1,243
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax related effects	(2,378)	(6,090)

Proforma net income	$10,452	$32,633

Basic net income per share as reported	$0.15	$0.44
Proforma basic net income per share	$0.12	$0.38
Diluted net income per share as reported	$0.14	$0.43
Proforma diluted net income per share	$0.12	$0.38
     For purposes of pro forma disclosures, the estimated fair value of the options were amortized to expense over the vesting period (for options) using the accelerated method.
     We estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended		Nine Months Ended
	December 30,	December 24,	December 30,	December 24,
	2006	2005	2006	2005
Employee Option Plans:
Expected stock price volatility	44.61%	40.60%	40.99 - 47.80%	40.60 - 94.39%
Risk-free interest rate	4.65%	3.80%	4.65 - 4.99%	3.70 - 3.80%
Expected life post-vest (in years)	2.85	0.9	1.45 - 3.09	0.9 - 1.62

Employee Stock Purchase Plan:
Expected stock price volatility	—	40.60%	—	40.60 - 50%
Risk-free interest rate	—	3.80%	—	3.38 - 3.80%
Expected life post-vest (in years)	—	0.00	—	0.00 - 0.50
     Using the Black-Scholes option valuation model, the weighted average estimated fair values of employee stock options granted for the third quarter of fiscal years 2007 and 2006 were $2.70 and $2.19, respectively. The weighted average estimated fair values of employee stock options granted for the first nine months of fiscal years 2007 and 2006 were $2.87 and $2.21, respectively.
Employee Stock Purchase Plan
     In March 1989, we adopted the 1989 Employee Stock Purchase Plan (“ESPP”). As of December 30, 2006, 878,000 shares of common stock were reserved for future issuance under this plan. There were 22,000 and 151,000 shares issued under the ESPP during the third quarters of fiscal year 2007 and 2006, respectively.
     In fiscal year 2006, the Board of Directors of the Company approved amendments to the ESPP eliminating the six-month look back feature of the plan and reducing the purchase price discount from 15 percent to 5 percent. These modifications became effective for all ESPP options granted during fiscal year 2007. Based on these modifications, the plan is no longer compensatory and the company does not recognize any compensation expense associated with the ESPP grants. The weighted average estimated fair value for purchase rights granted under the ESPP in the third quarter of fiscal year 2006 was $1.53.

3. Acquisitions
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
     The aggregate purchase price of $11.0 million was comprised of the following components (in thousands):

Components of Aggregate Purchase Price
Cash paid to shareholders	$7,575
Loan repayment premium	500
Direct acquisition costs & other	1,512
Cash Escrowed	1,425

Total purchase price	$11,012

     The purchase price was allocated to the estimated fair value of assets acquired based on independent appraisals and management estimates as of December 30, 2007 is as follows (in thousands):

Allocation of Purchase Price
Net liabilities assumed	$(1,162)
Intangible assets subject to amortization	4,103
Goodwill	6,146
In process research and development	1,925

Net Assets Acquired	$11,012

     The in-process research and development of $1.9 million was immediately expensed upon completion of the acquisition while the $4.1 million in acquired technology and the $6.1 million in goodwill were capitalized. The categorization of costs for the purchase price are estimates as of December 30, 2006 and are subject to change over the course of the next 6 months. The acquired technology will be amortized over a period of 10 years. The goodwill will not be deductible for tax purposes. Although we immediately began to include the results of Caretta’s operations in our own upon acquisition, the acquisition took place with one day left in the third quarter of fiscal year 2007 and, as a result, the impact of Caretta’s operations upon our Consolidated Condensed Statement of Operations was negligible for the period.
     The following unaudited pro forma information presents the combined results of operations of the Company and Caretta for the third quarter and first nine months of fiscal years 2006 and 2007 as if the acquisition had taken place at the beginning of the respective fiscal years. The pro forma numbers below include in process research and development of $1.9 million expensed at the time of the acquisition. The information is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that actually would have occurred if the acquisition had taken place at the beginning of the respective fiscal years, nor is it necessarily indicative of the future operating results of the Company.

	Three Months Ended		Nine Months Ended
	December 30,	December 24,	December 30,	December 24,
	2006	2005	2006	2005
Net Sales	$45,775	$48,253	$139,741	$151,536
Income before extraordinary items and accounting change	3,027	12,681	19,540	37,480
Net Income	3,027	12,681	19,540	37,480

Basic income per share	$0.03	$0.15	$0.22	$0.44
Diluted income per share	$0.03	0.14	0.22	$0.43

4. Accounts Receivable
     The following are the components of accounts receivable (in thousands):

	December 30,	March 25,
	2006	2006
	(unaudited)
Gross accounts receivable	$16,667	$21,133
Allowance for doubtful accounts	(82)	(196)

	$16,585	$20,937

5. Inventories
     Inventories are comprised of the following (in thousands):

	December 30,	March 25,
	2006	2006
	(unaudited)
Work in process	$9,304	$10,662
Finished goods	11,027	8,046

	$20,331	$18,708

6. Income Taxes
     We realized income tax expense of $32 thousand for the third quarter of fiscal year 2007 and a net income tax benefit of $0.3 million for the first nine months of fiscal year 2007. The fiscal year 2007 income tax benefit for the first nine months of $0.3 million was generated by the expiration of the statute of limitations for years in which certain non-U.S. income tax exposures for transfer pricing issues had existed. The fiscal year 2007 benefit is net of non-U.S. income taxes and U.S. alternative minimum tax. Our tax expense for the third quarter and the first nine months of fiscal year 2007 was less than the Federal statutory rate due primarily to the utilization of a portion of our U.S. deferred tax asset on which there had been placed a full valuation allowance, a one-time non-U.S. income tax refund in the second quarter and the release of a tax contingency reserve in the first quarter.
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
     We account for income taxes in accordance with Statement of Financial Accounting Standard No. 109 (“SFAS No. 109”), “Accounting for Income Taxes,” which provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance equal to our net U.S. deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis. The acquisition of Caretta generated a deferred tax liability stemming from the purchase price allocated to Intangible assets subject to amortization. This liability is included in “Other long-term obligations” on the balance sheet.
7. Restructuring and Other Costs
     During the third quarter and first nine months of fiscal year 2007, we realized a net expense in restructuring and other costs, a component of operating expenses, of $1.0 million and $0.6 million, respectively. The third quarter charges are primarily composed of $1.0 million in severance and facility related charges for the closure of the Boulder, Colorado design facility and the transition of those design activities to our Austin, Texas headquarters. Twenty employees were affected by this action, five of which were relocated to our Austin headquarters.
     In addition to the third quarter charges detailed above, during the first nine months of fiscal year 2007, we realized a net benefit in restructuring and other costs, a component of operating expenses, of $0.7 million. The benefits were primarily composed of $0.3 million related to the cancellation of a maintenance contract that had been previously restructured coupled with $0.8 million related to adjustments to certain sublease assumptions for the Austin, Texas facility. These benefits were partially offset by a facility charge of $0.4 million related to certain facilities in Fremont, California.
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
     As of December 30, 2006, we had a remaining accrual from all of our past restructurings of $5.9 million, primarily related to net lease expenses that will be paid over their respective lease terms through fiscal year 2013, along with other anticipated lease termination costs. We have classified $3.4 million of this restructuring accrual as long-term.
     The following table details the changes in all of our restructuring accruals during the nine months ended December 30, 2006 (in thousands; unaudited):

	March 25,				December 30,
Description	2006	Charges to P&L	Cash Payments	Accretion	2006
Severance - fiscal year 2007	$—	$716	$(255)	$—	$461
Severance - fiscal year 2006	—	86	(86)	—	—
Facilities abandonment - fiscal year 2007	—	266	(16)	4	254
Facilities abandonment - fiscal year 2006	1,946	354	(288)	(185)	1,827
Facilities abandonment - fiscal year 2004	4,204	(723)	(884)	392	2,989
Facilities abandonment - fiscal year 1999	397	—	—	—	397

	$6,547	$699	$(1,529)	$211	$5,928

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
     The weighted average outstanding options excluded from our diluted calculation for the quarter ended December 30, 2006 and December 24, 2005 were 6,668,000 and 5,867,000, respectively, as they were anti-

dilutive. The weighted average outstanding options excluded from our diluted calculation for the nine months ended December 30, 2006 and December 24, 2005 were 6,278,000 and 6,411,000, respectively, as the exercise price exceeded the average market price during the respective periods.
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
10. Comprehensive Income
     The components of comprehensive income, net of tax, are as follows (in thousands; unaudited):

	Three Months Ended		Nine Months Ended
	December 30,	December 24,	December 30,	December 24,
	2006	2005	2006	2005
Net income	$3,464	$12,681	$20,616	$37,480
Adjustments to arrive at comprehensive income:
Change in unrealized loss on marketable securities	31	5	279	111
Reclassification adjustment for realized gains included in net income	—	—	(193)	—

Comprehensive income	$3,495	$12,686	$20,702	$37,591

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
     Our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources, rather than detailed information at a product line level. Additionally, our product lines have similar characteristics and customers. They share operations support functions such as sales, public relations, supply chain management, various research and development and engineering support, in addition to the general and administrative functions of human resources, legal, finance and information technology. As of December 30, 2006, we have one operating segment with three different product lines.
     In accordance with SFAS 131, below is a summary of our net sales by product line (in thousands; unaudited):

	Three Months Ended		Nine Months Ended
	December 30,	December 24,	December 30,	December 24,
	2006	2005	2006	2005
Mixed-signal audio products	$19,667	$25,523	$65,047	$75,222
Embedded products	12,362	13,899	36,932	40,360
Industrial products	13,268	8,831	36,678	24,673
Video products	—	—	—	11,281

	$45,297	$48,253	$138,657	$151,536

12. Subsequent Events
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read along with the unaudited consolidated condensed financial statements and notes thereto included in Item 1 of this Quarterly Report, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 25, 2006, contained in our 2006 amended Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (“Commission”) on April 18, 2007. We maintain a web site at www.cirrus.com, which makes available free of charge our recent annual report and all other filings we have made with the SEC. This Management’s Discussion and Analysis of Financial Condition and Results of Operations and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding fourth quarter sales, gross margins, and combined research and development and selling, general and administrative expenses. In some cases, forward-looking statements are identified by words such as “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” “intend” and variations of these types of words and similar expressions are intended to identify these forward-looking statements. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.
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
     Though our revenues for the third quarter and first nine months of fiscal year 2007 declined $3.0 million and $12.9 million, respectively, in comparison to the third quarter and first nine months of fiscal year 2006, respectively, our continued focus on improving our gross margins led to margin increases of 5.4 percent and 6.4 percent over the comparable period, respectively.
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

Results of Operations
     The following table summarizes the results of our operations for the third quarter and first nine months of fiscal years 2007 and 2006 as a percent of net sales. All percent amounts were calculated using the underlying data in thousands, unaudited:

		Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	December 30,	December 24,	December 30,	December 24,
	2006	2005	2006	2005
Mixed-signal audio products	44%	53%	47%	50%
Embedded products	27%	29%	27%	27%
Industrial products	29%	18%	26%	16%
Video products	0%	0%	0%	7%

Net sales	100%	100%	100%	100%
Cost of sales	39%	45%	40%	47%
Gross Margin	61%	55%	60%	53%

Research and development	25%	22%	24%	23%
Selling, general and administrative	30%	22%	27%	27%
Restructuring and other costs	2%	0%	0%	2%
Acquired in process research and development	4%	0%	2%	0%
Litigation settlement,net	0%	0%	0%	(16%)

Total operating expenses	61%	44%	53%	36%

Income (loss) from operations	0%	11%	7%	17%

Realized gain on marketable securities	0%	0%	0%	0%
Interest income, net	8%	4%	8%	4%
Other income (expense), net	0%	0%	0%	0%

Income before income taxes	8%	15%	15%	21%
Provision (benefit) for income taxes	0%	(11%)	0%	(4%)

Net Income	8%	26%	15%	25%

Net Sales
     Net sales for the third quarter of fiscal year 2007 decreased $3.0 million to $45.3 million from $48.3 million for the third quarter of fiscal year 2006. Industrial products net sales increased $4.4 million, or 50 percent, during the third quarter of fiscal year 2007 from the comparable quarter of the prior fiscal year due in large part to an increase in demand for seismic and industrial measurement products. Net sales from our mixed-signal audio products declined $5.9 million, or 23 percent, due to erosion of market demand for our audio digital to analog converters. Sales from embedded products decreased $1.5 million, or 11 percent.
     Net sales for the first nine months of fiscal year 2007 decreased $12.9 million to $138.7 million from $151.5 million for the first nine months of fiscal year 2006. Industrial product sales saw an increase of $12.0 million, or 49 percent, in the first nine months of fiscal year 2007 in comparison to the same period of the prior fiscal year due in large part to an increase in demand for seismic and industrial measurement products. Conversely, net sales from mixed-signal audio products decreased $10.2 million, or 14 percent, due primarily to a stabilization of market demand for our audio digital to analog converters. We also saw a decrease in our net sales from our embedded products of $3.4 million, or 8 percent, in the first nine months of fiscal year 2007. Revenues in the first nine months of fiscal year 2006 included $11.3 million in revenue from the digital video product line, a product line divested on June 30, 2005.
     Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 58 percent and 63 percent of net sales during the third quarter of fiscal years 2007 and 2006, respectively. Export sales were 64 percent of total sales in the first nine months of both fiscal year 2007 and fiscal year 2006. Our sales are denominated primarily in U.S. dollars. As a result, we have not entered into foreign currency forward exchange and option contracts.
     We had no direct customers that accounted for more than 10 percent of our sales. We had one distributor that represented 32 percent and 29 percent of our sales for the third quarter and first nine months of fiscal year 2007, respectively. That same distributor represented 26 percent and 24 percent of our sales for the third quarter and first nine months of fiscal year 2006, respectively. Sales to our distributors represented 69 percent and 71 percent of our net sales for the third quarter of fiscal year 2007 and 2006, respectively. Sales to our distributors represented 70 percent and 65 percent of our net sales for the first nine months of fiscal year 2007 and 2006, respectively.
     We expect our net sales to range between $41 million and $44 million for the fourth quarter of fiscal year 2007.
Gross Margin
     Gross margin was 60.5 percent in the third quarter of fiscal year 2007, up from 55.1 percent in the third quarter of fiscal year 2006. The primary reason for the increase in gross margins was the change in our product mix, including a 50 percent increase in revenues from our higher margin industrial product portfolio. During the third quarter of fiscal year 2006, we realized a net benefit of $0.9 million from the sale of previously written down inventory, which favorably impacted gross margins by 3.3 percent.
     Gross margin was 59.7 percent in the first nine months of fiscal year 2007, up from 53.3 percent in the comparable period of fiscal year 2006. The largest driver of the increase in gross margin was the absence of revenue from the low margin digital video product line. During the first nine months of fiscal year 2006, revenue from the digital video product line represented 7.4 percent of total revenue.
Research and Development Expense
     Research and development expense for the third quarter of fiscal year 2007 of $11.2 million increased $0.7 million from $10.5 million in the third quarter of fiscal year 2006. This increase was primarily due to a $0.5 million increase in stock-based compensation expense from the comparable period of the prior fiscal year.
     Research and development expense for the first nine months of fiscal year 2007 of $33.0 million decreased $2.2 million from $35.2 million in the comparable period of fiscal year 2006. The decrease included a $1.5 million decrease in salaries and benefits expenses, not including stock based compensation expense, and a $1.4 million decrease in depreciation and amortization associated with the transfer of certain acquired technologies, technology licenses, and property, plant, and equipment to Magnum Semiconductor in conjunction with the divestiture of the digital video product line. These decreases were partially offset by an increase in stock-based compensation expense during the first nine months of fiscal year 2007 when compared to the same period of the prior fiscal year.
Selling, General and Administrative Expense
     Selling, general and administrative expense in the third quarter of fiscal year 2007 of $13.5 million increased by $2.7 million from $10.8 million in the third quarter of fiscal year 2006. This increase was due primarily to $1.6 million in fees and services associated with our voluntary review of our stock compensation practices. Accentuating this increase was a $0.9 million increase in stock based compensation expense during the third quarter of fiscal year 2007.
     Selling, general and administrative expense in the first nine months of fiscal year 2007 of $37.0 million decreased by $4.5 million from $41.5 million in the comparable period of fiscal year 2006. This decrease was primarily due to the absence of a $4.4 million charge taken to facilities expense during the first nine months of fiscal year 2006 for a loss contingency on sub-leases entered into during fiscal year

2006 as we sub-leased excess space for less than our current rent obligations. Also contributing to the decrease was a $1.1 million decline in facility related charges. These decreases were partially offset by a $2.8 million increase in stock-based compensation expense and a $1.6 million increase in expenses related to our voluntary review of past stock option granting practices.
Restructuring and Other, Net
     During the third quarter and first nine months of fiscal year 2007, we realized a net expense in restructuring and other costs, a component of operating expenses, of $1.0 million and $0.6 million, respectively. The third quarter charges are primarily composed of $1.0 million in severance and facility related charges for the closure of the Boulder, Colorado design facility and the transition of those design activities to our Austin, Texas headquarters. Twenty employees were affected by this action, five of which were relocated to our Austin headquarters.
     In addition to the third quarter charges detailed above, during the first nine months of fiscal year 2007, we realized a net benefit in restructuring and other costs, a component of operating expenses, of $0.7 million. The benefits were primarily composed of $0.3 million related to the cancellation of a maintenance contract that had been previously restructured coupled with $0.8 million related to adjustments to certain sublease assumptions for the Austin, Texas facility. These benefits were partially offset by a facility charge of $0.4 million related to certain facilities in Fremont, California.
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
Litigation Settlement
     During the second quarter of fiscal year 2006, we settled our outstanding litigation with Fujitsu and received a net $24.8 million from this settlement. The settlement was booked as a credit to operating expenses.
Realized Gain on Marketable Equity Securities
     During the first nine months of fiscal year 2007, we realized a gain of $0.2 million related to the sale of an investment in Prudential Financial, Inc. During the first nine months of fiscal year 2006, we realized a gain of $0.4 million related to the sale of our investment in Silicon Laboratories, Inc., which resulted from their acquisition of Cygnal Integrated Products, Inc.
Interest Income
     Interest income was $3.6 million and $2.1 million for the third quarter of fiscal years 2007 and 2006, respectively. Interest income was $9.7 million and $5.0 million for the first nine months of fiscal years 2007 and 2006, respectively. The increases of $1.5 million and $4.7 million, respectively, were primarily due to increased cash, cash equivalent, and marketable securities balances on which interest was earned coupled with higher rates of return on our investment portfolio.
Income Taxes
     We realized income tax expense of $32 thousand for the third quarter of fiscal year 2007 and a net income tax benefit of $0.3 million for the first nine months of fiscal year 2007. The fiscal year 2007 income tax benefit for the first nine months of $0.3 million was generated by the expiration of the statute of limitations for years in which certain non-U.S. income tax exposures for transfer pricing issues had existed.

The fiscal year 2007 benefit is net of non-U.S. income taxes and U.S. alternative minimum tax. Our tax expense for the third quarter and the first nine months of fiscal year 2007 was less than the Federal statutory rate due primarily to the utilization of a portion of our U.S. deferred tax asset on which there had been placed a full valuation allowance, a one-time non-U.S. income tax refund in the second quarter and the release of a tax contingency reserve in the first quarter.
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
     We account for income taxes in accordance with Statement of Financial Accounting Standard No. 109 (“SFAS No. 109”), “Accounting for Income Taxes,” which provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance equal to our net U.S. deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis. The acquisition of Caretta generated a deferred tax liability stemming from the purchase price allocated to Intangible assets subject to amortization. This liability is included in “Other long-term obligations” on the balance sheet.
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
Liquidity and Capital Resources
     During the first nine months of fiscal year 2007, we generated approximately $28.0 million of cash from operating activities. The primary increase in cash from operations was related to the cash components of our net income coupled with a $2.7 million decrease in working capital. In the comparable period of fiscal year 2006, we generated approximately $49.2 million of cash and cash equivalents from our operating activities, primarily due to a $25 million settlement of our Fujitsu litigation coupled with a large decrease in our inventory of $8.6 million and an increase in our accounts payable and other accrued liabilities of $8.2 million.
     Net cash used in investing activities was $68.7 million during the first nine months of fiscal year 2007. This was primarily the result of the net purchase of $55.3 million of available-for-sale securities. Cash flows from investing activities also included a net payment of $8.5 million related to the acquisition of Caretta Integrated Circuits. Purchases of property and equipment and technology licenses during the period were $4.8 million. During the first nine months of fiscal year 2006, we used approximately $18.7 million in cash from investing activities, primarily related to the net purchase of certain available-for-sale securities of $19.2 million. These purchases were partially offset by a decrease in restricted investments of $2.1 million associated with a scheduled decrease in the amount of a letter of credit.
     We generated $6.0 million and $5.2 million in cash from financing activities during the first nine months of fiscal years 2007 and 2006, respectively, due primarily to the issuance of common stock in connection with option exercises and our employee stock purchase plan.
     As of December 30, 2006, we have restricted cash of $5.7 million which primarily secures certain obligations under our lease agreement for the headquarters and engineering facility in Austin, Texas.
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
     In connection with the filing of this Quarterly Report on Form 10-Q, our current management, under the supervision of our Acting President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, which included the findings of the Special Committee’s investigation and the restatement described herein, our CEO and CFO concluded our disclosure controls and procedures were not effective at a reasonable assurance level on December 30, 2006 because of a material weakness in internal control with respect to our control environment as it relates to our stock option granting practices, including the involvement of our former CEO in the grant process, which resulted in the restatement of our consolidated financial statements for each of the years ended March 25, 2006, March 26, 2005 and March 27, 2004.. This material weakness was initially identified in conjunction with the Special Committee’s investigation and was remediated based upon previously implemented process improvements and the coincident resignation of our former chief executive officer on March 5, 2007. Since the material weakness was remediated as of the date of this filing, our Acting President and CEO and CFO determined current disclosure controls and procedures are effective at a reasonable assurance level as of the date of this filing.
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

23

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
     In addition, during our initial internal review of stock option granting practices in 2006, we further improved and strengthened our Monthly Consent Process related to our stock option program through the addition of the following controls designed to provide appropriate safeguards and greater internal control over the stock option granting and administrative function:
•	The stock option granting procedures have been formalized, documented and approved by the Compensation Committee and the Board;
•	Using a checklist, the Company’s Stock Administrator tracks each step of the Monthly Consent Process to ensure all items in the process are completed and all necessary records are properly maintained.
•	Approximately two weeks before the Monthly Grant Date, the Stock Administrator creates the proposed grant list. The list is populated from Personnel Action Notices (“PANs”) received from Human Resources (“HR”) and Special Stock Option Grant Requests (“SSOGRs”) are approved via the SSOGR application in SAP. All requests for grants outside the Company’s grant guidelines include a “Request for Exception to Guidelines” form that includes the reasons for the proposed grant outside the Company’s grant guidelines. The “vesting start date” for all proposed grants is set as the Monthly Grant Date.
•	The Stock Administrator sends the proposed grant list to HR to confirm:
○	the list is complete and correct;

○	special exception forms have been obtained for any grants that fall outside guidelines; and

○	there are no open negotiations with any proposed recipients relating to any of the proposed grants.
•	The Stock Administrator updates the information contained in the “Equity Incentive Awards Year-to-Date Status for Fiscal Year” report, which is provided to the Compensation Committee members on a monthly basis.
•	Approximately ten days prior to the Monthly Grant Date, the Stock Administrator emails a proposed written consent and associated exhibits to the members of the Compensation Committee.
•	Upon receiving consent for the grants from a member of the Compensation Committee, the Stock Administrator records the date the consent is received on the checklist. A Committee member may approve the proposed UWC by signing and returning the UWC to the Stock Administrator, or alternatively, by sending an electronic message (e.g., email) to the Stock Administrator indicating the Committee member’s approval.
•	If the Stock Administrator has not received the UWC from all members of the Compensation Committee at least three days before the Monthly Grant Date, the Stock Administrator will re-send the request for approvals and another copy of the UWC. In addition, the Corporate Secretary of the Company will provide the proper required notice of a Compensation Meeting

24

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
     Neither management, nor the Special Committee has identified any grant dates selected with hindsight or prior to completing the formal approval process since 2003. The adjustments to our financial statements principally resulted from revisions made to measurement dates for certain options granted prior to December 31,2002. The Company is currently reviewing the Special Committee recommendations to ensure that we continue to strengthen our controls over our stock option granting process.
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

25

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
     In addition to our U.S. federal tax net operating loss carryforwards, we also had net operating loss carryforwards in a variety of states in which we operate. Our largest state net operating loss carryforward is in California which has rules similar to the federal rules pertaining to change in ownership. In the event of an ownership change, our ability to utilize state net operating losses may be limited by annual limitations similar to those described in Section 382 of the Code. In addition, certain states, including California, have carryforward periods that are much shorter than the federal carryforward period which increases the likelihood that some or all of our state net operating losses will expire unutilized.
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
ITEM 6. EXHIBITS

3.1	Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (1)

3.2	Agreement and Plan of Merger, filed with the Delaware Secretary of State on February 17, 1999. (1)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock, filed with the Delaware Secretary of State on March 30, 1999. (1)

3.4	Amended and Restated Bylaws of Registrant. (2)

3.5	Certificate of Elimination dated May 26, 2005. (3)

10.20+	Cirrus Logic, Inc. 2006 Stock Inventive Plan. (4)

10.21+	Form of Stock Option Agreement for options granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan.(4)

10.22+	Form of Notice of Grant of Stock Option for options granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan.(4)

10.23+	Resignation Agreement between David D. French and Cirrus Logic, Inc. dated March 5, 2007 (5)

31.1 *	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Acting Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+    Indicates a management contract or compensatory plan or arrangement.
*    Filed with this Form 10-Q.
(1)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 22, 2001.

(2)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the Commission on September 21, 2005.

(3)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 26, 2005, filed with the Commission on May 27, 2005.

(4)	Incorporated by reference from Registration’s Statement on Form S-8 filed with the Commission on August 1, 2006.

(5)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the Commission on March 7, 2007.
SIGNATURE
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRRUS LOGIC, INC.

Date: April 18, 2007	By:	/s/ Thurman K. Case Thurman K. Case Chief Financial Officer and Principal Accounting Officer