Form 10-K
period 2007-03-31
CIRRUS LOGIC INC
filed 2007-06-04
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended March 31, 2007

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

The aggregate market value of the registrant’s voting and non-voting stock held by non-affiliates was approximately $400 million based upon the closing price reported on the NASDAQ Global Select Market as of September 23, 2006.

As of May 29, 2007, the number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 88,740,292.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s proxy statement for its annual meeting of stockholders to be held July 27, 2007 is incorporated by reference in Part III of this Annual Report on Form 10-K.

CIRRUS LOGIC, INC.

FORM 10-K

For The Fiscal Year Ended March 31, 2007

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

We were founded in 1984 and were reincorporated in the State of Delaware in February 1999. Our headquarters and engineering facility are in Austin, Texas with design centers in Beijing and Shanghai in the People’s Republic of China and sales locations throughout the United States. We also serve customers from international sales offices in Europe and Asia, including the People’s Republic of China, Hong Kong, South Korea, Japan, Singapore and Taiwan. Our common stock, which has been publicly traded since 1989, is listed on the NASDAQ Global Select Market under the symbol CRUS.

We maintain a Web site with the address www.cirrus.com. We are not including the information contained on our Web site as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our Web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (the “Commission”). To receive a free copy of this Form 10-K, please forward your written request to Cirrus Logic, Inc., Attn: Investor Relations, 2901 Via Fortuna, Austin, Texas 78746, or via email at InvestorRelations@cirrus.com.

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

In the consumer electronics industry, audio soundtracks and video images were originally transmitted, edited and stored almost exclusively using analog formats. Given advances in technology, audio and video now can be stored in digital format. This format allows for the manipulation of audio and video signals through digital signal processors (“DSPs”). With digital signal processors, digital audio and digital video signals can be compressed, improving storage and efficiencies in transmissions and they can be transmitted and reproduced without degradation in the sound or images. The digital format also allows for greater security from unauthorized copying, better editing capabilities and random access to data.

In addition, increasing advances in semiconductor technology are resulting in the convergence of consumer electronics products, which means cost savings, added convenience, and functionality for consumers. For example, compact disc (“CD”) players were introduced to play audio content in the CD format only. Later, digital video disc (“DVD”) players were introduced, combining audio with video. These consumer electronics products now support additional audio and video formats, such as MP3 audio and MPEG-4 video. As these digital home entertainment systems have converged and have become increasingly complex, a need has arisen among makers of these systems for sophisticated IC chips that have many features and are cost-effective.

Manufacturers of consumer electronics products also face expedited time-to-market demands and, because analog or mixed-signal IC design is a specialized field of IC design, manufacturers increasingly are asking third parties to provide advanced, analog or mixed-signal ICs. The design of the analog component of a mixed-signal IC is complex and difficult, and requires engineers to optimize speed, power and resolution within standard manufacturing processes.

Markets and Products

We are focused on becoming a leader in high-precision analog and mixed-signal ICs for a broad range of consumer and industrial markets. Our primary product lines include:

Mixed-Signal Audio Products: High-precision analog and mixed-signal products for consumer, professional and automotive entertainment markets.

Industrial Products: High-precision analog and mixed-signal components for industrial measurement applications, such as industrial process control, analytical instruments, consumer utility, digital power meters and seismic systems.

Embedded Products: High-precision processors and software for consumer audio, professional audio and industrial applications.

We offer approximately 650 products to over 2,500 end-customers worldwide through both direct and indirect sales channels. Our major customers are among the world’s leading electronics manufacturers. We target both large existing and emerging growth consumer electronic markets that derive value from our expertise in advanced analog and mixed-signal design processing, systems-level integrated circuit engineering and embedded software development. We derive our revenue both domestically and from a variety of locations across the globe, including the People’s Republic of China, Hong Kong, Taiwan, South Korea, Japan, the European Union, and the United Kingdom.

The following table summarizes sales to distributors that represent more than 10 percent of our consolidated net sales:

	March 31,	March 25,	March 26,
	2007	2006	2005

Avnet, Inc. (formerly Memec Holdings Group)	29%	25%	27%

MIXED-SIGNAL AUDIO PRODUCTS

We are a recognized leader in analog and mixed-signal audio converter technologies that enable today’s new consumer, professional and automotive entertainment products. Our products include analog-to-digital converters (“ADCs”), digital-to-analog converters (“DACs”), chips that integrate ADCs and DACs into a single IC, otherwise known as coder-decoders (“CODECs”), digital interface ICs, volume controls and digital amplifiers. Our broad portfolio of approximately 290 active proprietary products includes the following products, which have been added in the past fiscal year:

•	The CS44130 Class-D power stage IC for stereo and 2.1 channel applications for consumer electronic products that demand high quality audio within small product designs, such as digital televisions, home theater systems, shelf systems, desktop speakers, PC sound cards and networked audio systems;

•	The CS4352 DAC, which offers a strong combination of audio performance and feature integration, targets mainstream consumer audio products, such as flat-panel digital televisions, DVD recorders, set-top boxes, game consoles and sound cards;

•	The CS42L52 low-power stereo codec, which provides up to one watt-per-channel of highly efficient Class D amplification to external speakers, ideal for portable consumer electronics applications such as portable media players, game devices, MP3 player accessories, IC recorders, digital cameras and camcorders; and

•	The CS4350 DAC, a complete stereo audio converter with on-chip master clock, noteworthy for its superior audio quality and ease of design. The CS4350 is ideal for set-top boxes, digital televisions, personal video recorders, DVD players and recorders, A/V receivers and automotive applications such as head units, telematics and in-car entertainment systems.

Our products are used in a wide array of consumer applications, including audio/video receivers (“AVRs”), DVD players and recorders, complete home theater systems, set-top boxes, MP3 players, gaming devices, sound cards and digital televisions. Applications for products within professional markets include digital mixing consoles, multitrack digital recorders and effects processors. Applications for products within automotive markets include amplifiers, satellite radio systems, telematics and multi-speaker car-audio systems.

Our analog and mixed-signal audio converters support a customer base featuring such leading companies as BBK, Bose, Cisco, Creative, Harman Kardon, iRiver, Korg, LG Electronics, Marantz, Panasonic, Philips, Sony and Samsung. Key competitors to Cirrus Logic in this product line include Wolfson Microelectronics, AKM, Texas Instruments/Burr Brown, Analog Devices and Maxim.

INDUSTRIAL PRODUCTS

We provide high-precision analog and mixed-signal ICs for industrial measurement applications. We have more than 180 active proprietary products which include ADCs, DACs, successive approximation register (“SAR”) converters and amplifier ICs. Our products are used in a wide array of high-precision, industrial measurement applications including industrial process control, analytical and medical instruments, consumer utility, digital power meters and seismic systems. New additions to our proprietary product portfolio in the past fiscal year include:

•	The CS5530 single-channel ADC, which opens our market-leading high-resolution Delta-Sigma ADC technology to the lower-cost weigh scale and temperature controller markets; and

•	The CS3003 family of low-noise operational amplifiers, which broadens our portfolio of devices offering the best available combination of precision and gain, to include low power consumption devices.

Our key competitors in industrial applications include Analog Devices, Texas Instruments/Burr Brown, Teridian Semiconductor, Maxim, Austriamicrosystems and Linear Technologies.

EMBEDDED PRODUCTS

We provide a wide variety of embedded processor technologies for consumer and industrial markets. Our embedded portfolio is made up of approximately 170 active proprietary products. These embedded processors include audio DSPs primarily targeted at consumer audio applications, ARM7- and ARM9-based embedded processors focused on industrial applications, CobraNetTM ICs and modules for commercial and professional audio markets, and Ethernet MACs and T1/E1 line interface units. We offer advanced ICs combined with innovation in software solutions, providing our customers features that differentiate their products against their competitors.

We offer a family of 24- and 32-bit audio DSPs targeted at a wide range of applications such as audio/video receivers, automotive entertainment, set-top boxes, digital televisions and DVD receivers. In addition, we provide our customers standard audio algorithms, as well as proprietary audio enhancement algorithms, such as Intelligent Room Calibration software.

In the general-purpose processor market, our ARM family of processors offers a highly integrated 32-bit system-on-a-chip solution with a wide array of price-performance-integration points for industrial applications. These embedded processors support popular third-party software such as Linux and WinCE Nettm.

In networked digital audio applications, our proprietary CobraNet controller ICs enable delivery of uncompressed digital audio over Ethernet networks. In doing so, the distributed audio co-exists with standard Ethernet network data traffic.

New embedded products introduced in the last fiscal year include:

•	The CS4953X, a 32-bit, dual-core audio DSP family that provides a complete digital audio processor for multichannel audio applications such as AVRs; and

•	The CS485XX, a 32-bit single-core audio DSP family product that provides a complete audio post-processing solution to deliver advanced audio features and home-theater-like audio quality for all types of consumer electronic products.

Our embedded product customers include Bose, Harman Kardon, Hitachi, inkel, Kenwood, Logitech, Marantz, Onkyo, Panasonic, Pioneer, RCA/Thomson S.A., Sharp and Sony. Our competitors in embedded product solutions include Analog Devices, ATMEL, Freescale Semiconductor, IDT, Realtek, Samsung, Sigmatel and Texas Instruments/Burr Brown.

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

Patents, Licenses and Trademarks

We rely on trade secret, patent, copyright and trademark laws to protect our intellectual property products and technology. We intend to continue this practice in the future to protect our products and technologies. As of March 31, 2007, we held 983 U.S. patents, 140 U.S. patent applications pending and various corresponding international patents and applications. Our U.S. patents expire in years 2007 through 2026.

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

Research and Development

We concentrate our research and development efforts on the design and development of new products for each of our principal markets. We also fund certain advanced-process technology development, as well as other emerging product opportunities. Expenditures for research and development in fiscal years 2007, 2006, and 2005, were $44.0 million, $45.8 million, $80.5 million, respectively. These amounts include amortization of acquired intangibles of $0.3 million, $1.4 million $13.7 million, in fiscal years 2007, 2006, and 2005, respectively. Our future success is highly dependent upon our ability to develop complex new products, to transfer new products to volume production in a timely fashion, to introduce them to the marketplace ahead of the competition and to have them selected for design into products of systems manufacturers. Our future success may also depend on assisting our customers with integration of our components into their new products, including providing support from the concept stage through design, launch and production ramp.

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

Competition typically occurs at the design stage, where the customer evaluates alternative design approaches that require ICs. Many of our products have not been available from second sources; thus, once our ICs have been designed into a customer’s system, we generally do not face direct competition in selling our products.

Product life cycles vary greatly by product category. For example, many consumer electronic devices have shorter design-in cycles; therefore, our competitors have increasingly frequent opportunities to achieve design wins in next-generation systems. Conversely, this also provides us more frequent opportunities to displace competitors in products we have previously not been designed in. The industrial and automotive markets typically have longer life cycles, which provide continued revenue streams over long periods of time. In the event that competitors succeed in supplanting our products, our market share may not be sustainable and net sales, gross margins and earnings could be adversely affected.

Sales, Marketing and Technical Support

Export sales, which include sales to customers with manufacturing plants outside the United States, were 62 percent, 66 percent and 67 percent, in fiscal years 2007, 2006 and 2005, respectively. We maintain a worldwide sales force, which is intended to provide geographically specific selling support to our customers and specialized selling of product lines with unique customer bases.

Our domestic sales force includes a network of regional direct sales offices located in California, Florida, Massachusetts, Nevada, Oregon and Texas. International sales offices and staff are located in Hong Kong, Shanghai and Shenzen in the People’s Republic of China, Singapore, South Korea, Taiwan, Japan and the United Kingdom. We supplement our direct sales force with external sales representatives and distributors. Our technical support staff is located in Texas, Beijing and Shanghai in the People’s Republic of China.

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

Employees

As of March 31, 2007, we had 456 full-time employees, of whom 53 percent were engaged in research and product development activities, 41 percent in sales, marketing, general and administrative activities and 6 percent in manufacturing-related activities. Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and administrative personnel.

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

Our business faces significant risks. The risk factors set forth below may not be the only risks that we face. Additional risks that we are not aware of yet or that currently are not significant may adversely affect our business operations. You should read the following cautionary statements in conjunction with the factors discussed elsewhere in this and other Cirrus Logic’s filings with the Commission. These cautionary statements are intended to highlight certain factors that may affect the financial condition and results of operations of Cirrus Logic and are not meant to be an exhaustive discussion of risks that apply to companies such as ours.

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

Our success depends upon our ability to develop new products for new and existing markets, to introduce these products in a timely and cost-effective manner, and to have these products gain market acceptance. New product introductions involve significant risks. For example, delays in new product introductions or less-than-anticipated market acceptance of our new products are possible and would have an adverse effect on our revenue and earnings. The development of new products is highly complex and, from time-to-time, we have experienced delays in developing and introducing these new products. Successful product development and introduction depend on a number of factors, including:

•	proper new product definition;

•	timely completion of design and testing of new products;

•	assisting our customers with integration of our components into their new products, including providing support from the concept stage through design, launch and production ramp;

•	successfully developing and implementing the software necessary to integrate our products into our customers’ products;

•	achievement of acceptable manufacturing yields;

•	availability of wafer, assembly and test capacity;

•	market acceptance of our products and the products of our customers; and

•	obtaining and retaining industry certification requirements.

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

Product development in the markets we serve is becoming more focused on the integration of multiple functions on individual devices. There is a general trend towards increasingly complex products. The greater integration of functions and complexity of operations of our products increases the risk that our customers or end users could discover latent defects or subtle faults after volumes of product have been shipped. This could result in:

•	damage to our reputation;

•	a material recall and replacement costs for product warranty and support;

•	payments to our customer related to such recall claims as a result of various industry or business practices, or in order to maintain good customer relationships;

•	an adverse impact to our customer relationships by the occurrence of significant defects;

•	a delay in recognition or loss of revenues, loss of market share, or failure to achieve market acceptance; and

•	a diversion of the attention of our engineering personnel from our product development efforts.

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

Our quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect our net sales, gross margins and operating results. These factors include:

•	the volume and timing of orders received;

•	changes in the mix of our products sold;

•	market acceptance of our products and the products of our customers;

•	competitive pricing pressures;

•	our ability to introduce new products on a timely basis;

•	the timing and extent of our research and development expenses;

•	the failure to anticipate changing customer product requirements;

•	disruption in the supply of wafers, assembly or test services;

•	certain production and other risks associated with using independent manufacturers, assembly houses and testers; and

•	product obsolescence, price erosion, competitive developments, and other competitive factors.

We may face increased risks and uncertainties related to our non-marketable securities.

On occasion, we may invest in non-marketable securities of private companies. As of March 31, 2007, the carrying value of our investments in non-marketable securities totaled $3.6 million.

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

In addition, we generally order our products through non-cancelable purchase orders from third-party foundries based on our sales forecasts, and our customers can generally cancel or reschedule orders they place with us without significant penalties. If we do not receive orders as anticipated by our forecasts, or our customers cancel orders that are placed, we may experience increased inventory levels.

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

We compete in a number of fragmented markets. Our principal competitors in these markets include AKM, Analog Devices, ATMEL, Austriamicrosystems, Freescale Semiconductor, IDT, Linear Technologies, Maxim, Realtek, Samsung, Sigmatel, Teridian Semiconductor, Texas Instruments/Burr Brown and Wolfson Microelectronics-many of whom have substantially greater financial, engineering, manufacturing, marketing, technical, distribution and other resources, broader product lines, greater intellectual property rights and longer relationships with customers. We also expect intensified competition from emerging companies and from customers who develop their own IC products. In addition, some of our current and future competitors maintain their own fabrication facilities, which could benefit them in connection with cost, capacity and technical issues.

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

Export sales, principally to Asia, include sales to U.S-based customers with manufacturing plants overseas and accounted for 62 percent, 66 percent, and 67 percent of our net sales in fiscal years 2007, 2006, and 2005, respectively. We expect export sales to continue to represent a significant portion of product sales. This reliance on international sales subjects us to the risks of conducting business internationally, including political and economic stability and global health conditions, especially in Asia. For example, the financial instability in a given region may have an adverse impact on the financial position of end users in the region, which could affect future orders and harm our results of operations. Our international sales operations involve a number of other risks, including:

•	unexpected changes in government regulatory requirements;

•	changes to countries’ banking and credit requirements;

•	changes in diplomatic and trade relationships;

•	delays resulting from difficulty in obtaining export licenses for technology;

•	tariffs and other barriers and restrictions;

•	competition with non-U.S. companies or other domestic companies entering the non-U.S. markets in which we operate;

•	longer sales and payment cycles;

•	problems in collecting accounts receivable;

•	political instability; and

•	the burdens of complying with a variety of non-U.S. laws.

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

In addition to export sales constituting a majority of our net sales, we maintain significant international operations, including design, sales and technical support personnel. We are also using contract manufacturers in Asia for foundry, assembly and test operations. International expansion has required and will continue to require significant management attention and resources. There are risks inherent in expanding our presence into non-U.S. regions, including, but not limited to:

•	difficulties in staffing and managing non-U.S. operations;

•	failure of non-U.S. laws to adequately protect our U.S. intellectual property, patent, trademarks, copyrights know-how and other proprietary rights;

•	global health conditions and potential natural disasters;

•	political and economic instability in international regions;

•	international currency controls and exchange rate fluctuations;

•	additional vulnerability from terrorist groups targeting American interests abroad; and

•	legal uncertainty regarding liability and compliance with non-U.S. laws and regulatory requirements.

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

In addition, if we are able to acquire companies, products or technologies, we could experience difficulties in integrating them. Integrating acquired businesses involves a number of risks, including, but not limited to:

•	the potential disruption of our ongoing business;

•	unexpected costs or incurring unknown liabilities;

•	the diversion of management resources from other business concerns while involved in identifying, completing, and integrating acquisitions;

•	the inability to retain the employees of the acquired businesses;

•	difficulties relating to integrating the operations and personnel of the acquired businesses;

•	adverse effects on the existing customer relationships of acquired companies;

•	the potential incompatibility of business cultures;

•	adverse effects associated with entering into markets and acquiring technologies in areas in which we have little experience; and

•	acquired intangible assets becoming impaired as a result of technological advancements, or worse-than-expected performance of the acquired company.

If we are unable to successfully address any of these risks, our business could be harmed.

We may face difficulties integrating and may incur costs associated with our acquisition of Caretta Integrated
Circuits, Inc. and any future acquisitions.

In fiscal year 2007, we acquired 100 percent of the voting interests in Caretta Integrated Circuits, Inc. (“Caretta”). We could experience difficulties integrating the personnel, products, technologies, and operations of this company. Integrating acquired businesses involves a number of other risks, including, but not limited to:

•	the potential disruption of our ongoing business;

•	unexpected costs or incurring unknown liabilities;

•	the diversion of management’s resources from other business concerns involved in identifying, completing, and integrating acquisitions;

•	the inability to retain the employees of the acquired businesses;

•	difficulties relating to integrating the operations and personnel of the acquired businesses;

•	adverse effects on the existing customer relationships of acquired companies;

•	the potential incompatibility of business cultures;

•	entering into markets and acquiring technologies in areas in which we have little experience; and

•	acquired intangible assets becoming impaired as a result of technological advancements, or worse-than-expected performance of the acquired company.

If we are unable to successfully address any of these risks, our business could be harmed.

Future transactions may limit our ability to use our net operating loss carryforwards.

As of March 31, 2007, we had U.S. federal tax net operating loss (“NOL”) carryforwards of approximately $468.4 million. These NOL carryforwards may be used to offset future taxable income and thereby reduce our U.S. federal income taxes otherwise payable. There is a risk we may not be able to generate taxable income in the future in the amount necessary to fully utilize all of these NOLs. Section 382 of the Internal Revenue Code of 1986 (“the Code”), as amended, imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its NOL carry forwards to reduce its tax liability. Due in part to potential changes in our shareholder base, we may at some point in the future experience an “ownership change” as defined in Section 382 of the Code. Accordingly, our use of the net operating loss carryforwards and credit carryforwards may be limited by the annual limitations described in Sections 382 and 383 of the Code.

Despite our efforts to make appropriate judgments in determining the correct measurement dates for our stock option grants, the Securities and Exchange Commission may disagree with our reporting or we may discover additional information in the future concerning the appropriate measurement dates. Therefore, a risk exists that we may have to further restate our prior financial statements.

We have recorded additional non-cash share-based compensation expense, and related tax effects, with regard to certain past stock option grants, and we have restated certain previously filed financial statements as discussed in Item 7 of this 10-K. While we believe that we have made appropriate judgments in determining the correct measurement dates for our stock option grants, the Commission may disagree with the manner in which we have accounted for and reported the financial impact or we may discover additional information concerning appropriate measurement dates. Accordingly, we may be required to further restate our prior financial statements, amend prior filings with the Commission or take other actions not currently contemplated.

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

On October 26, 2006, we received an informal request for information from the staff of the Fort Worth, Texas regional office of the Commission regarding our historical option granting practices. In addition, we have been contacted by the United States Attorney’s Office for the Southern District of New York regarding the results of our investigation. We are cooperating with the Commission’s informal investigation, but do not know when or how it will be resolved or what, if any, actions the Commission may require us to take as part of the resolution of that matter. If the Commission disagrees with the manner in which we have accounted for and reported the financial impact of past stock option grants, there could be further delays in filing subsequent Commission reports that could result in delisting of the Company’s common stock from the NASDAQ Global Select Market.

Moreover, as discussed in Item 7 of this 10-K, we are currently engaged in civil litigation with parties that claim, among other allegations, that certain of our current and former directors and officers improperly dated stock option grants to enhance their own profits on the exercise of such options or for other improper purposes. Although we and the other defendants intend to defend these claims vigorously, there are many uncertainties associated with any litigation, and we cannot assure you that these actions will be resolved without substantial costs and/or settlement charges. We have entered into indemnification agreements with most of our present and former directors and officers. Under those agreements, we may be required to indemnify each such director or officer against losses incurred by such individual in connection with the pending litigation (other than indemnified liabilities arising from willful misconduct, conduct that is knowingly fraudulent or deliberately dishonest, or claims in the form of derivative damages owed to the corporation). We are required, under the indemnification agreements, to advance expenses for the defense of the claims, including attorneys’ fees on a current basis, subject to a claim for reimbursement should the indemnitee be adjudicated ineligible for indemnification.

The resolution of the pending informal investigation by the Commission, the defense of our pending civil litigations, our indemnification obligations to current and former directors and officers, and the defense of any additional litigation relating to our past option grant practices or our restatement of our prior financial statements could result in significant costs and diversion of the attention of management.

Our stock price may be volatile.

The market price of our common stock fluctuates significantly. This fluctuation is the result of numerous factors, including:

•	actual or anticipated fluctuations in our operating results;

•	announcements concerning our business or those of our competitors, customers or suppliers;

•	changes in financial estimates by securities analysts or our failure to perform as anticipated by the analysts;

•	announcements regarding technological innovations or new products by us or our competitors;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures, or capital commitment;

•	announcements by us of significant divestitures or sale of certain assets or intellectual property;

•	litigation arising out of a wide variety of matters, including, among others, employment matters and intellectual property matters;

•	departure of key personnel;

•	single significant shareholders selling for reasons unrelated to the business;

•	general assumptions made by securities analysts;

•	general conditions in the IC industry; and

•	general market conditions and interest rates.

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

The Company does not own any real estate. As of May 1, 2007, our principal leased facilities, located in Austin, Texas, consisted of approximately 214,000 square feet of office space, which have lease terms that extend through calendar year 2012, excluding renewal options. This leased space includes our headquarters and engineering facility, which has 197,000 square feet and 17,000 square feet of leased space at our failure analysis facility. We have subleased approximately 70,000 square feet of space at our Austin headquarters and engineering facilities. The longest of these subleases extends through calendar year 2012.

We also lease facilities in Fremont, California. These facilities consist of approximately 291,000 square feet of leased office and engineering space, which have leases that expire from fiscal year 2008 to fiscal year 2010, excluding renewal options. During fiscal year 2007, leases expired on two properties in Fremont, California that were approximately 139,000 square feet in size. These leases were not renewed. As a result of our facilities consolidation activities, which began in fiscal year 1999 concurrent with our move of headquarters from California to Texas, we no longer occupy any leased space in California. We have subleased approximately 125,000 square feet of our leased office space in California. We continue to actively pursue sublease tenants for these remaining facilities.

During fiscal year 2007, we transitioned our design activities at our Boulder, Colorado design facility to our headquarters in Austin, Texas. This design facility is approximately 12,000 square feet in size and has a lease which expires in fiscal year 2011; however, we plan to exercise an early termination option provided to us in the lease, in which case we will be released from our obligations under the lease in fiscal year 2009. The costs associated with exercising that early termination feature are immaterial.

Below is a detailed schedule that identifies our occupied leased property locations as of May 1, 2007 with various lease terms through fiscal year 2013:

Design Centers	Sales Support Offices – USA	Sales Support Offices – International

Beijing, China	Burlington, Massachusetts	Hong Kong, China
Shanghai, China	Portland, Oregon	Shanghai, China
Austin, Texas		Shenzhen, China Tokyo, Japan Singapore Seoul, South Korea Taipei, Taiwan Buckinghamshire, United Kingdom

See Notes 7 and 10 in the Notes to our Consolidated Financial Statements contained in “Item 8 – Financial Statements and Supplementary Data” for further detail.

ITEM 3.	Legal Proceedings

Derivative Lawsuits

On January 5, 2007, a purported stockholder filed a derivative lawsuit in state district court in Travis County, Texas against current and former officers and directors of Cirrus Logic and against the Company, as a nominal defendant, alleging various breaches of fiduciary duties, conspiracy, improper financial reporting, insider trading, violations of the Texas Securities Act, unjust enrichment, accounting, gross mismanagement, abuse of control, rescission, and waste of corporate assets related to certain prior grants of stock options by the Company. Our response to the lawsuit was filed on April 20, 2007.

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

On May 22, 2007, a fourth derivative lawsuit related to the Company’s prior stock option grants was filed. This lawsuit was also filed in the United States District Court for the Western District of Texas-Austin Division and contained similar allegations to the other previously filed derivative lawsuits.

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

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol CRUS. The following table shows, for the periods indicated, the high and low sales prices for our Common Stock.

	High	Low

Fiscal year ended March 31, 2007
First quarter	$10.46	$7.22
Second quarter	8.15	5.85
Third quarter	7.71	6.56
Fourth quarter	9.44	6.83
Fiscal year ended March 25, 2006
First quarter	$5.72	$3.70
Second quarter	8.04	4.90
Third quarter	7.76	6.26
Fourth quarter	8.76	6.65

As of May 29, 2007, there were approximately 997 holders of record of our Common Stock.

We have not paid cash dividends on our Common Stock and currently intend to continue a policy of retaining any earnings for reinvestment in our business. We did not repurchase any of our Common Stock during fiscal year 2007 or fiscal year 2006.

Stock Price Performance Graph

The following graph and table show a comparison of the five-year cumulative total stockholder return, calculated on a dividend reinvestment basis, for Cirrus Logic, the S&P 500 Composite Index (the “S&P 500”), and the Semiconductor Subgroup of the S&P Electronics Index (the “S&P Semiconductors Index”).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Cirrus Logic, Inc., The S&P 500 Index
And The S&P Semiconductors Index

* $100 invested on 3/31/02 in stock or index-including reinvestment of dividends.

Copyright© 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	Cumulative Total Return
	March 2002	March 2003	March 2004	March 2005	March 2006	March 2007

Cirrus Logic, Inc.	100.00	10.65	40.17	23.95	44.94	40.59
S&P 500	100.00	75.24	101.66	108.47	121.19	135.52
S&P 500 Semiconductors	100.00	51.56	88.45	74.97	81.20	74.97

Stockholder returns over the indicated periods should not be considered indicative of future stockholder returns.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of March 31, 2007, including the Company’s 1987 Stock Option Plan, the 1989 Employee Stock Purchase Plan, the 1990 Directors’ Stock Option Plan, the 1996 Stock Plan, the 2002 Stock Option Plan, the 2006 Stock Incentive Plan, the Audio Logic 1992 Plan, the Peak Audio, Inc. 2001 Stock Plan, the LuxSonor Semiconductors, Inc. 1995 Stock Option Plan, the ShareWave, Inc. 1996 Flexible Stock Incentive Plan, the Stream Machine Company 1996 Stock Plan, the Stream Machine 2001 Stock Plan, and the Stream Machine Company non-statutory stock option grants made outside of a plan (in thousands, except per share amounts):

	(A)	(B)	(C)
	Securities to be issued	Weighted-average	Securities remaining available for
	upon exercise of	exercise price of	future issuance under equity
	outstanding options,	outstanding options,	compensation plans (except
	warrants, and rights	warrants, and rights	securities in column (A))

Equity compensation plans approved by security holders(1)	5,193	$10.52	17,583	(2)
Equity compensation plans not approved by security holders(3)	3,827	$5.84	—

Total	9,020	$8.54	17,583

1.	The Company’s stockholders have approved the Company’s 1987 Stock Option Plan, the 1989 Employee Stock Purchase Plan, the 1990 Directors’ Stock Option Plan, and the 2006 Stock Incentive Plan. The following plans were assumed by the Company at the time of acquisition, and Cirrus Logic stockholder approval was not required for these plans or their respective outstanding grants, as they were approved by the acquired companies shareholders: the Audio Logic 1992 Plan, the Peak Audio, Inc. 2001 Stock Plan, the LuxSonor Semiconductors, Inc. 1995 Stock Option Plan, the ShareWave, Inc. 1996 Flexible Stock Incentive Plan, the Stream Machine Company 1996 Stock Plan, the Stream Machine 2001 Stock Plan, and the Stream Machine Company non-statutory stock option grants made outside of a plan.

2.	In addition to shares available for issuance under our 2006 Stock Incentive Plan, the number reported includes 877,701 shares available for issuance under the Company’s 1989 Employee Stock Purchase Plan. Our Board of Directors discontinued all future grants under the option plans we assumed in connection with our past acquisitions, including the Audio Logic 1992 Plan, the Peak Audio, Inc. 2001 Stock Plan, the LuxSonor Semiconductors, Inc. 1995 Stock Option Plan, the ShareWave, Inc. 1996 Flexible Stock Incentive Plan, the Stream Machine Company 1996 Stock Plan, and the Stream Machine 2001 Stock Plan, so shares under these plans have not been included in the total.

3.	In August 2002, the Board of Directors approved the 2002 Stock Option Plan, which permits awards of fair market value stock options to non-executive employees. As of July 2006, when our shareholders approved the adoption of the 2006 Stock Incentive Plan, we cancelled all remaining options available for grant under the 2002 Stock Option plan.

As of March 31, 2007, the Company was awarding options under the 2006 Stock Incentive Plan and the 1989 Employee Stock Purchase Plan.

ITEM 6. Selected Consolidated Financial Data
(Amounts in thousands, except per share amounts)

The information contained below should be read along with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 – Financial Statements and Supplementary Data.”

	Fiscal Years
	2007	2006	2005	2004	2003

Net sales	$182,304	$193,694	$194,900	$196,338	$261,999
Income (loss) from continuing operations	5,977	37,596	(38,616)	21,885	(210,874)
Basic earnings (loss) per share from continuing operations	$0.32	$0.61	$(0.16)	$0.51	$(2.47)
Diluted earnings (loss) per share from continuing operations	$0.31	$0.60	$(0.16)	$0.50	$(2.47)
Financial position at year end:
Cash, cash equivalents, restricted investments and marketable securities	$271,715	$243,468	$179,713	$200,141	$123,351
Total assets	353,060	319,041	262,810	314,672	257,266
Working capital	286,417	232,189	183,283	168,898	94,451
Capital lease obligations, excluding current portion	—	—	—	—	—

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities the Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. In some cases, forward-looking statements are identified by words such as we “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” and “intend.” Variations of these types of words and similar expressions are intended to identify these forward-looking statements. These forward looking statements include statements about our outlook for fiscal year 2008, including our anticipated gross margins; research and development expenses; selling, general and administrative expenses, and operating profitability. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in “Item 1A – Risk Factors Affecting our Business and Prospects” and elsewhere in this report, as well as in the documents filed by us with the Commission, specifically the most recent reports on Form 10-Q and 8-K, each as it may be amended from time to time. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

Voluntary Review of Stock Option Practices

During fiscal year 2007, we completed a voluntary internal review and independent investigation into past stock option granting practices. The voluntary review was undertaken when an internal review of past practices related to grants of stock options revealed information that raised potential questions about the dates used to account for certain stock option grants. In October 2006, we announced that, at the recommendation of the Audit Committee of the Company’s Board of Directors (the “Board”), the Board appointed an independent director to serve as a Special Committee to conduct an investigation into our historic stock option granting practices. Based on the report of the Special Committee and on management’s preliminary conclusions and recommendations, the Board concluded that incorrect measurement dates were used for financial accounting purposes for certain stock options granted between January 1, 1997 and December 31, 2005 and that the financial statements, related notes and selected financial data and all financial press releases and similar communications issued by us and the related reports of the Company’s independent registered public accounting firm relating to fiscal years 2001 through 2006, and the first fiscal quarter of 2007, should no longer be relied upon.

To correct the inaccuracies, on April 18, 2007, we filed an amendment to our annual report on Form 10-K for the fiscal year ended March 25, 2006 to restate our:

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

As of result of revising the measurement dates, the Company recognized $32.4 million in additional share-based compensation expense arising from stock grants to executive officers and employees. Of this amount, approximately $9.3 million related to options granted to executive officers who, at the time of the grant, were subject to the reporting requirements under Section 16 of the Exchange Act of 1934. None of the additional share-based compensation expense arose from grants made to non-employee directors.

In addition, on April 18, 2007, we filed an amendment to our quarterly report on Form 10-Q for the quarter ended June 24, 2006 to restate our:

•	Consolidated balance sheet for the three months ended June 24, 2006;

•	Consolidated statements of operations and cash flows for the three months ended June 24, 2006 and June 25, 2005; and

•	Related disclosures.

The adjustments did not affect our previously reported revenue, cash, cash equivalents, or marketable securities balances in any of the restated periods. For further detail, please see our Form 10-K/A and Form 10-Q/A filed with the Commission on April 18, 2007.

Overview

We were incorporated in California in 1984, became a public company in 1989 and were reincorporated in the State of Delaware in February 1999. Through most of our corporate existence, we provided ICs for personal computer applications, including personal computer (“PC”) graphics and storage. In 2001, we refocused our business efforts away from these areas, which we believed had become commodity-like in terms of pricing and offered diminished opportunities for sustained product differentiation and profitability. We reinforced our commitment to maintain profitability by taking strategic actions during fiscal year 2005 and the first part of fiscal year 2006 to improve our top and bottom line growth, including: (1) improving efficiencies by completing implementation of a product line structure focusing on our product lines including analog mixed-signal products, embedded products, and industrial products, (2) divesting ourselves of our digital video product line assets to focus on our core strengths, and (3) enhancing operations by moving to a completely fabless business model.

During fiscal year 2007, we drove gross margins to 60 percent for the year. This represented an increase of 6 percent over the fiscal year 2006 gross margin of 54 percent. On December 29, 2006, we completed our acquisition of 100 percent of the voting equity interests in Caretta, a company based in Shanghai, China that specializes in designing power management integrated circuits for the large, single-cell lithium ion battery market. This acquisition was undertaken to strengthen and diversify our analog and mixed signal product portfolios as well as position us for growth within the Chinese market. In addition, we realized a tax benefit of approximately $8.4 million that was predominantly related to the release of a portion of our valuation allowance with respect to certain deferred tax assets that we expect to utilize within the next fiscal year.

During fiscal year 2006, we completed the outstanding litigation with Fujitsu for a net $24.8 million and enhanced our financial position by obtaining $7.0 million from a one-time cash receipt associated with an amendment to an existing licensing agreement, in which certain rights to Cirrus Logic were terminated from a prior cross-license agreement. Further, we were able to realize a tax benefit of approximately $7.0 million due to the expiration of certain statutes related to non-U.S. tax liabilities. We may incur taxes in many of the non-U.S. and U.S. state tax jurisdictions in which we operate.

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

Although we continue to defend our patents and investigate the potential for leveraging our intellectual property portfolio, we do not anticipate the same level of benefits we have received in the past to reoccur in the future. We have directed our efforts to become a leader in digital audio and high-performance analog and mixed-signal ICs for consumer entertainment, professional applications, automotive entertainment and high-precision industrial measurement applications. We offer approximately 650 products to over 2,500 end customers worldwide through both direct and indirect sales channels. We target both large, existing and emerging growth markets that derive value from our expertise in advanced analog and mixed-signal design processing, systems-level integrated circuit engineering and embedded software. End products incorporating our ICs are marketed by many of the world’s leading electronics companies, including Bose, Creative Technologies, Harman/Kardon, LG Electronics, Motorola, Panasonic, Philips, Pioneer, Samsung, Siemens, Sony and Yamaha, among others.

Our products include analog and mixed-signal components and processors for consumer audio, professional audio and automotive audio applications. Some common items our audio mixed-signal products may be found in include amplifiers, audio video receivers (“AVRs”), DVD players and recorders, DVD receivers, set-top boxes, digital televisions, portable media players, game consoles, car audio systems and satellite radios. The balance of our analog and mixed-signal IC components are primarily sold into industrial measurement applications, such as temperature gauges for industrial use, seismic devices for oil field and seismology applications and high-precision weigh scales for commercial and scientific use.

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

Results of Operations

The following table summarizes the results of our operations for each of the past three fiscal years as a percentage of net sales. All percentage amounts were calculated using the underlying data in thousands:

	Fiscal Years Ended
	March 31,	March 25,	March 26,
	2007	2006	2005

Net sales	100%	100%	100%
Gross margin	60%	54%	48%
Research and development	24%	24%	41%
Selling, general and administrative	29%	26%	22%
Restructuring costs and other, net	1%	1%	5%
Impairment of non-marketable securities	2%	—%	—%
Acquired in-process research and development	1%	—%	—%
Litigation settlement	—%	(13%)	—%
License agreement amendment	—%	(4%)	—%

Income (loss) from operations	3%	20%	(20%)
Interest income	7%	4%	2%
Other income (expense), net	—%	—%	—%

Income (loss) before income taxes	10%	24%	(18%)
Benefit for income taxes	(5%)	(4%)	(11%)

Net income (loss)	15%	28%	(7%)

Net Sales

	March 31,	March 25,	March 26,
	2007	2006	2005

Mixed-signal audio products	$85,278	$95,384	$96,083
Embedded products	46,791	52,258	46,645
Industrial products	50,235	34,771	34,109
Video products	—	11,281	18,063

Total	$182,304	$193,694	$194,900

Net sales for fiscal year 2007 decreased $11.4 million, or 6 percent, to $182.3 million from $193.7 million in fiscal year 2006. The drop in net sales is primarily related to the absence of revenues from our digital video product line, a product line we divested in fiscal year 2006. This decrease was accentuated by a $10.1 million decrease in revenues from our mixed-signal product line, which is primarily related to a decrease in revenues from legacy products. These decreases were partially offset by increased sales from our industrial product line of $15.5 million.

Net sales for fiscal year 2006 decreased $1.2 million, or 0.6 percent, to $193.7 million from $194.9 million in fiscal year 2005. Net sales from our embedded processor products were up $5.6 million in fiscal year 2006 due to increased revenue from a non-recurring United States government project, as well as increased demand for ARM based products and our communications-related products. We also saw revenue growth in our industrial product line, of which $0.7 million was due to higher demand for our power meter products. These increases were offset by a decrease of $6.8 million in net sales of our video products, as we sold our digital video related product line during fiscal year 2006. Net sales of our mixed-signal products decreased $0.7 million due to various product mix changes between our digital-to-analog and analog-to-digital converters.

Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were approximately $112.8 million in fiscal year 2007, $127.6 million in fiscal year 2006, and $130.6 million in fiscal year 2005. Export sales to customers located in Asia were 44 percent of net sales in fiscal year 2007 and 52 percent of net sales in both fiscal year 2006 and 2005. All other export sales represented 18 percent, 14 percent, and 15 percent of net sales in fiscal years 2007, 2006, and 2005, respectively.

Our sales are denominated primarily in U.S. dollars. During fiscal years 2007, 2006, and 2005, we did not enter into any foreign currency hedging contracts.

During fiscal year 2006, Avnet, Inc. acquired Memec Holdings Group. In the past, Memec Holdings Group was our largest distributor. Sales to Avnet, Inc. (formerly Memec Holdings Group) represented 29 percent, 25 percent, and 27 percent in fiscal years 2007, 2006, and 2005, respectively. No other customers or distributors accounted for 10 percent or more of net sales in fiscal years 2007, 2006, or 2005. The loss of a significant customer or a significant reduction in a customer’s orders could have an adverse affect on our sales.

Gross Margin

Gross margin was 60 percent in fiscal year 2007, up from 54 percent in fiscal year 2006. The improvement in margins from fiscal year 2006 is mainly due to changes in product mix and the absence of the video product line. The sale of product that had been written down in prior fiscal years contributed approximately $1.9 million, or 1.0 percent, to gross margins compared to contribution of approximately $4.1 million, or 2.1 percent, in fiscal year 2006. In total, excess and obsolete inventory charges increased by $5.1 million from fiscal year 2006, which decreased gross margins by 2.8 percentage points.

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

Research and Development Expenses

Fiscal year 2007 research and development expenses decreased $1.8 million from fiscal year 2006 due to a decrease in expenses associated with the divestiture of the digital video product line. Amortization of intangibles decreased by

$1.4 million from the prior year, $0.7 million of which was attributable to the absence of amortization on intangibles we sold to Magnum Semiconductor Inc. (“Magnum”) as part of the divestiture. The divestiture also led to a $1.3 million decrease in salaries due to lower average headcount, lower vacation expenses, and lower tax expense. These decreases were partially offset by a $1.4 million increase in stock compensation expense associated with the fiscal year 2007 adoption of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment.”

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.5 million in fiscal year 2007 compared to fiscal year 2006. This is primarily due to a $2.2 million increase in stock compensation expense associated with the fiscal year 2007 adoption of SFAS 123(R) and the recognition of $1.7 million in loss contingencies on facilities we currently sublease. These increases were partially offset by a decrease in professional fees associated with the conclusion of the Magnum divestiture and the resolution of certain outstanding legal disputes.

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

Restructuring Costs and Other, net

During fiscal year 2007, we recorded restructuring charges of $1.1 million to operating expenses primarily related to the transition of design activities from our Boulder, Colorado office to our headquarters in Austin, Texas. The restructuring costs for the closure of the Boulder design center were composed of $0.7 million in severance and relocation costs and $0.3 million in facility related charges. Approximately twenty employees were affected by this action, five of whom relocated to our Austin headquarters.

During fiscal year 2006, we recorded a restructuring charge of $3.1 million in operating expenses for severance and facility related items associated with workforce reductions related to the sale of the digital video product line assets and changes to sub-lease assumptions regarding exited facilities. This action affected approximately 10 individuals worldwide and resulted in a net charge of approximately $0.4 million. In connection with the digital video product line asset sale, we ceased using certain leased office space in our Fremont, California location. Accordingly, we recorded a restructuring charge of $2.7 million related to the exit from this facility. Partially offsetting the restructuring charge was $0.8 million related to the gain on the digital video product line asset sale. For further detail, see Note 4, “Non-marketable Securities.”

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

As of March 31, 2007, we have a remaining restructuring accrual for all of our past restructurings of $5.8 million, primarily related to future lease payments net of anticipated subleases that will be paid over the respective lease terms through fiscal year 2013.

Impairment of Non-Marketable Securities

During the fourth quarter of fiscal 2007, we determined an impairment indicator existed related to our cost method investment in Magnum. We obtained an independent valuation of the fair value of our cost method investment in Magnum in accordance with Emerging Issues Task Force No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Based on the results of the independent valuation, at March 31, 2007, we recognized an impairment of $4.3 million to reduce the carrying value of the Magnum cost method investment to $3.6 million. The impairment was recorded as a separate line item on the statement of operations in operating expenses under the caption “Impairment of non-marketable securities.” For more details regarding our investment in Magnum, please see Note 4, “Non-marketable securities.”

Acquired in Process Research and Development

During fiscal year 2007, we acquired 100 percent of the voting equity interests in Caretta, a company based in Shanghai, China that specializes in designing power management integrated circuits for the large, single-cell lithium ion battery market. In allocating the $11.3 million purchase price, we immediately recognized an expense of $1.9 million for research and development that was defined as “in-process” at the time of acquisition. This charge is included in total operating expenses on the consolidated statement of operations under the caption “Acquired in process research and development.” Of the remaining purchase price, $4.1 million was allocated to acquired technology, $6.5 million was allocated to goodwill and $1.2 million was allocated to net liabilities assumed. The categorizations of costs for the purchase price are estimates as of March 31, 2007 and are subject to change.

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

Patent Agreement and Settlements, net

During the third quarter of fiscal year 2005, we released $0.6 million in legal fees originally accrued in connection with the fourth quarter fiscal year 2004 transaction with Broadcom Corporation for certain U.S. and non-U.S. patents. The excess accrual was related to differences from our original estimate and the actual fees incurred related to this transaction. This item was recorded as a separate line item on the statement of operations in operating expenses under the heading “Patent agreement and settlements, net.”

Realized Gain on Marketable Securities

During the first quarter of fiscal year 2007, we sold all of our shares in Prudential Financial Inc. (“Prudential”) and realized a gain of $0.2 million. We received these shares as we were a policy holder at the time of Prudential’s demutualization.

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

Interest Income

Interest income in fiscal years 2007, 2006, and 2005 was $13.1 million, $7.5 million, and $3.2 million respectively. The increase in interest income in fiscal year 2007 compared to fiscal years 2006 and 2005 was primarily due to higher average cash and cash equivalent balances on which interest was earned as well as higher interest rates.

Income Taxes

We recorded an income tax benefit of $8.4 million in fiscal year 2007 on pre-tax income of $19.5 million, yielding an effective tax benefit rate of 43.1 percent. Our effective tax rate was lower than the U.S. statutory rate of 35 percent was primarily the result of the realization of deferred tax assets that had been fully reserved and the release of a portion of the valuation allowance on certain deferred tax assets that have not yet been utilized. Our effective tax rate also reflected a nonrecurring tax benefit of $0.7 million that was generated by the reversal of prior year non-U.S. tax liabilities due to the expiration of statutes of limitations for the years in which certain potential non-U.S. tax liabilities had existed.

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

In fiscal year 2007, we released $7.8 million of the valuation allowance that had been placed on our U.S. deferred tax assets. Based on our recent history of utilizing deferred tax assets and our expectation to do so again in the upcoming year, we determined that $7.8 million of our total deferred tax assets were more likely than not to be realized. In fiscal years 2006 and 2005, we provided a valuation allowance equal to our net U.S. deferred tax assets due to uncertainties regarding whether or not these assets would be realized. We evaluate the realizability of the deferred tax assets on a quarterly basis. We have deferred tax assets generated in non-U.S. jurisdictions that we have recognized since it is more likely than not that these assets will be realized.

Outlook

Our outlook for fiscal year 2008 reinforces our commitment to drive to consistent operating profitability exclusive of any unusual, non-recurring events, such as litigation events. Given current indicators, we expect to maintain operating profitability, exclusive of unforeseen events, by achieving revenue growth and continued focus on reducing the cost of our operations. We remain committed to becoming a consistently profitable company, which better leverages its engineering and intellectual property resources to achieve growth.

We are focused on building a leadership position in our higher-margin audio, analog and mixed-signal product lines. We believe that the continued worldwide adoption of digital audio products, as replacements for outdated analog components, will allow us continued growth opportunities in our audio business. Our expertise in surround-sound audio presents new opportunities beyond the traditional AVR market. In addition, we have numerous products that support digital televisions applications, low power audio applications, and new automotive audio applications. We have also expanded our opportunities in commercial audio markets and several industrial markets, such as power meters and seismic applications.

Overall, we believe that we are well positioned to address the current economic environment, but future revenue, costs, margins, profits and profitability are all influenced by numerous factors, all of which are inherently difficult to forecast. Please refer to “Item 1A – Risk Factors Affecting Our Business and Prospects,” for additional information on these factors.

Liquidity and Capital Resources

In fiscal year 2007, our operating activities generated $35.6 million in cash. The positive cash flow from operating activities is predominantly due to the cash components of our net income as well as a $2.4 million and $2.2 million decrease in inventories and accounts receivable, respectively. These increases were partially offset by a $3.7 million decrease in accounts payable. During fiscal year 2006, we generated $59.8 million in cash from operating activities. The increase in cash during fiscal year 2006 was primarily driven by our operations and the receipt of a net $24.8 million in cash in connection with the Fujitsu litigation settlement and a decrease in our inventory of $7.9 million. Another contributing factor to our increase in cash was a $3.6 million increase in accounts payable and the receipt of $7.0 million in connection with certain amendments to an existing license agreement. These increases to cash were partially offset by a $2.3 million increase in accounts receivable and a $1.7 million decrease in accrued salaries and benefits. During fiscal year 2005, we used $17.1 million in cash from operating activities. The use of cash during fiscal year 2005 was primarily driven by our operations and a decrease in our accounts payable and accrued liabilities of $16.4 million partially offset by the decrease in inventory of $3.0 million and accounts receivable of $1.2 million. We also completed a property lease buyout during the second quarter of fiscal year 2005 totaling $4.3 million for a leased property that we no longer occupied in Broomfield, Colorado, which led to a further reduction of our cash from operating activities.

In fiscal year 2007, we used approximately $71.5 million in cash for investing activities. This was principally due to the net purchase of $56.7 million in marketable securities and our purchase of Caretta for approximately $10.7 million, net. In addition, during fiscal year 2007 we invested $3.3 million and $2.0 million in technology and property, equipment, and capitalized software, respectively. During fiscal year 2006, we used $28.6 million in cash for investing activities in large part due to the purchase of $187.6 million worth of available-for-sale securities partially offset by the sale of available-for-sale securities of $159.4 million. In addition, we purchased $2.9 million of equipment and technology licenses. These amounts were partially offset by a decrease in restricted cash of $2.1 million related to a decrease in the restricted balances required by certain outstanding letters of credit. During fiscal year 2005, we used $65.1 million in cash from investing activities. This use of cash during fiscal year 2005 is primarily due to the purchase of available-for-sale securities of $109.4 million partially offset by the sale of available-for-sale securities of $50.6 million. In addition to the securities, we purchased $6.7 million of property and equipment and technology licenses, including multi-year computer-aided design tool licenses during fiscal year 2005.

During fiscal years 2007, 2006, and 2005, we generated $7.2 million, $6.3 million and $3.5 million, respectively, in cash from financing activities related to the receipt of cash from common stock issuances as a result of the exercises of employee stock options and our employee stock purchase plan.

As of March 31, 2007, we had restricted investments of $5.8 million, which primarily secures certain obligations under our lease agreement for our principal facility located in Austin, Texas. This facility is 197,000 square feet and houses our headquarters and engineering operations. The lease agreement for our headquarters and engineering facility includes a letter of credit in the amount of $5.1 million until November 2011, at which point the requirement decreases to $2.6 million with the letter of credit ceasing in May 2012.

Although we cannot assure our stockholders that we will be able to generate cash in the future, we anticipate that our existing capital resources and cash flow generated from future operations will enable us to maintain our current level of operations for at least the next 12 months.

Off-Balance Sheet Arrangements

In our business activities, we incur certain commitments to make future payments under contracts such as purchase orders, leases and other long-term contracts. Maturities under these contracts are set forth in the following table as of March 31, 2007:

	Payment due by period (in thousands)
	<1 year	1–3 years	3–5 years	>5 years	Total

Facilities leases, net	$6,094	$9,712	$7,733	$1,599	$25,138
Equipment leases	13	13	2	—	28
Wafer purchase commitments	4,091	—	—	—	4,091
Assembly purchase commitments	208	—	—	—	208
Outside test purchase commitments	3,584	1,031	—	—	4,615
Other purchase commitments	41	—	—	—	41

Total	$14,031	$10,756	$7,735	$1,599	$34,121

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows entities to measure eligible financial instruments and certain other items at fair value. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential effect, if any, of implementing this standard.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the potential effect, if any, of implementing this standard.

In June 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the application of SFAS No. 109 by providing detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. We will be adopting FIN 48 as of April 1, 2007, the first day of our 2008 fiscal year. The Company is currently evaluating the potential effects, if any, of FIN 48 on its consolidated financial statements.

Critical Accounting Policies

Our discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements included in this report, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts. We evaluate the estimates on an on-going basis. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. We also have policies that we consider to be key accounting policies, such as our policies for revenue recognition, including the deferral of revenues and cost of sales on sales to our distributors, and our stock option granting practices; however, these policies do not meet the definition of critical accounting estimates because they do not generally require us to make estimates or judgments that are difficult or subjective.

We believe the following critical accounting policies involve significant judgments and estimates that are used in the preparation of the consolidated financial statements:

•	For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R)”), we perform an analysis of current market data and historical company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our Consolidated Condensed Statement of Operations. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements. See Note 12 in the Notes to our Consolidated Condensed Financials Statements contained in “Item 1 – Financial Statements.”

•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We regularly evaluate our allowance for doubtful accounts based upon the age of the receivable, our ongoing customer relations, as well as any disputes with the customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which could have a material effect on our operating results and financial position. Additionally, we may maintain an allowance for doubtful accounts for estimated losses on receivables from customers with whom we are involved in litigation. See Note 3 in the Notes to our Consolidated Financial Statements contained in “Item 8 – Financial Statements and Supplementary Data.”

•	Inventories are recorded at the lower of cost or market, with cost being determined on a first-in, first-out basis. We write down inventories to net realizable value based on forecasted demand, management judgment and the age of inventory. Actual demand and market conditions may be different from those projected by management, which could have a material effect on our operating results and financial position. See Note 1 in the Notes to our Consolidated Financial Statements contained in “Item 8 – Financial Statements and Supplementary Data.”

•	We evaluate the recoverability of property and equipment and intangible assets in accordance with Statement of Financial Accounting Standard No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” We test for impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. An impairment loss is recognized in the event the carrying value of these assets exceeds the fair value of the applicable assets. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, which could have a material effect on our operating results and financial position. See Note 6 in the Notes to our Consolidated Financial Statements contained in “Item 8 – Financial Statements and Supplementary Data.”

•	Our available-for-sale investments, non-marketable securities and other investments are subject to a periodic impairment review pursuant to Emerging Issues Task Force No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment and actual results may be materially different than our estimate. Marketable securities are evaluated for impairment if the decline in fair value below cost basis is significant and/or has lasted for an extended period of time. Non-marketable securities or other investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. For investments accounted for using the cost method of accounting, we evaluate information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of the investment. This list is not all inclusive and we weigh all quantitative and qualitative factors in determining if an other-than-temporary decline in value of an investment has occurred. When a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period’s operating results to the extent of the decline. Actual values could be different from those estimated by management, which could have a material effect on our operating results and financial position. See Notes 2 and 4 in the Notes to our Consolidated Financial Statements contained in “Item 8 – Financial Statements and Supplementary Data.”

•	In accordance with Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes,” we provide for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance against a substantial portion of our net U.S. deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis by determining whether or not the anticipated pre-tax income for the upcoming twelve months is expected to be sufficient to utilize the deferred tax assets that we have recognized. If our future income is not sufficient to utilize the deferred tax assets that we have recognized, we increase the valuation allowance to the point at which all of the remaining recognized deferred tax assets will be utilized by the anticipated future pre-tax income for the next twelve months. An increase in the valuation allowance results in a simultaneous increase to income tax expense or, in some cases, a decrease in contributed capital. If our anticipated future pre-tax income is sufficient to conclude that additional deferred tax assets should be recognized, we decrease the valuation allowance. This results in a simultaneous decrease to income tax expense or, possibly, an increase in contributed capital. See Note 14 in the Notes to our Consolidated Financial Statements contained in “Item 8 – Financial Statements and Supplementary Data.”

•	Our taxes payable balance is comprised primarily of tax contingencies that are recorded to address exposures involving tax positions we have taken that could be challenged by taxing authorities. These exposures result from the varying application of statutes, rules, regulations, and interpretations. Our tax contingencies relate to transfer pricing positions we have taken in a variety of countries in which we operate. The ultimate resolution of these matters may be materially greater or less than the amount that we have accrued. See Note 14 in the Notes to our Consolidated Financial Statements contained in “Item 8 – Financial Statements and Supplementary Data.”

•	Restructuring charges for workforce reductions and facilities consolidations reflected in the accompanying financial statements were accrued based upon specific plans established by management, in accordance with Emerging Issues Task Force No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” or SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” depending upon the time of the restructuring activity. We use an estimated borrowing rate as the discount rate for all of our restructuring accruals made under SFAS 146. Our facilities consolidation accruals are based upon our estimates as to the length of time a facility would be vacant, as well as the amount of sublease income we would receive once we sublet the facility, after considering current and projected market conditions. Changes in these estimates could result in an adjustment to our restructuring accruals in a future quarter, which could have a material effect on our operating results and financial position. See Note 10 in the Notes to our Consolidated Financial Statements contained in “Item 8 –Financial Statements and Supplementary Data.”

•	We are subject to the possibility of loss contingencies for various legal matters. See Note 8 in the Notes to our Consolidated Financial Statements contained in “Item 8 – Financial Statements and Supplementary Data.” We regularly evaluate current information available to us to determine whether any accruals should be made based on the status of the case, the results of the discovery process and other factors. If we ultimately determine that an accrual should be made for a legal matter, this accrual could have a material effect on our operating results and financial position and the ultimate outcome may be materially different than our estimate.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks associated with interest rates on our debt-related investments and currency movements on non-U.S. dollar denominated assets and liabilities. We assess these risks on a regular basis and have established policies to protect against the adverse effects of these and other potential exposures. All of the potential changes noted below are based on sensitivity analyses at March 31, 2007. Actual results may differ materially.

Interest Rate Risk

At March 31, 2007, an immediate one percent, or 100 basis points, increase or decrease in interest rates could result in a $2.6 million fluctuation in our annual interest income. We believe the risks associated with fluctuating interest rates are limited to our annual interest income and not the underlying principal as we generally have the ability to hold debt related investments to maturity. At March 25, 2006, an immediate one percent, or 100 basis points, increase or decrease in interest rates could have resulted in a $2.1 million fluctuation in our annual interest income. As with fiscal year 2007, the risks associated with fluctuating interest rates were limited to our annual interest income and not the underlying principal as we generally have the ability to hold debt related investments to maturity. The increased interest rate risk is based solely on an increase in total cash and marketable securities. The amounts disclosed in this paragraph are based on a 100 basis point fluctuation in interest rates applied to the average cash balance for that fiscal year.

Foreign Currency Exchange Risk

Our revenue and spending is transacted primarily in U.S. dollars; however, in fiscal years 2007, 2006 and 2005, we entered into minimal transactions in other currencies to fund the operating needs of our design, technical support and sales offices outside of the U.S. As of March 31, 2007 and March 25, 2006, a ten percent change in the value of the related currencies would not have a material impact on our results of operations and financial position.

In addition to the direct effects of changes in exchange rates on the value of open exchange contracts, we may, from time to time, have changes in exchange rates that can also affect the volume of sales or the foreign currency sales prices of our products and the relative costs of operations based overseas.

Non-Marketable Securities Risk

Our investments in non-marketable securities are affected by many of the same factors that could result in an adverse movement of market prices, although the impact cannot be directly quantified. Such a movement and the underlying economic conditions would negatively affect the prospects of the companies we invest in, their ability to raise additional capital and the likelihood of our being able to realize our investments through liquidity events such as initial public offerings, mergers or private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. At March 31, 2007, our investment in non-marketable securities had a carrying amount of $3.6 million. The carrying amount of this investment approximated fair value as of March 31, 2007. As of March 25, 2006, that same investment had a carrying value of $7.9 million. This carrying amount approximated fair value as of March 25, 2006.

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Cirrus Logic, Inc.

We have audited the accompanying consolidated balance sheets of Cirrus Logic, Inc. as of March 31, 2007 and March 25, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cirrus Logic, Inc. at March 31, 2007 and March 25, 2006, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cirrus Logic Inc.’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 1, 2007 expressed an unqualified opinion thereon.

As discussed in Note 12 to the consolidated financial statements, effective March 26, 2006, the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

/s/  Ernst & Young LLP

Austin, Texas
May 31, 2007

Report of Independent Registered Public Accounting Firm
On Internal Control over Financial Reporting

The Board of Directors and Stockholders of Cirrus Logic, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Cirrus Logic, Inc. maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cirrus Logic, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Cirrus Logic, Inc. maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cirrus Logic, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cirrus Logic, Inc. as of March 31, 2007 and March 25, 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended March 31, 2007 of Cirrus Logic, Inc., and our report dated May 31, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Austin, Texas
May 31, 2007

CIRRUS LOGIC, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except per share amounts)

	March 31,	March 25,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$87,960	$116,675
Restricted investments	5,755	5,755
Marketable securities	178,000	102,335
Accounts receivable, net	19,127	20,937
Inventories	16,496	18,708
Prepaid assets	1,982	2,488
Other current assets	11,717	5,259

Total current assets	321,037	272,157
Long-term marketable securities	—	18,703
Property and equipment, net	11,407	14,051
Intangibles, net	8,550	2,966
Goodwill	6,461	—
Investment in Magnum Semiconductor	3,657	7,947
Other assets	1,948	3,217

	$353,060	$319,041

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,434	$14,129
Accrued salaries and benefits	7,816	6,460
Income taxes payable	1,561	2,228
Deferred income on shipments to distributors	4,290	7,098
Other accrued liabilities	10,519	10,053

Total current liabilities	34,620	39,968
Lease commitments and contingencies	4,769	5,590
Long-term restructuring accrual	3,418	4,694
Other long-term liabilities	5,316	4,519
Stockholders’ Equity:
Common stock, $0.001 par value, 280,000 shares authorized, 88,163 shares and 86,816 shares issued and outstanding at March 31, 2007 and March 25, 2006, respectively	88	87
Additional paid-in capital	926,812	914,148
Accumulated deficit	(621,180)	(649,075)
Accumulated other comprehensive loss	(783)	(890)

Total stockholders’ equity	304,937	264,270

	$353,060	$319,041

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Years Ended
	March 31,	March 25,	March 26,
	2007	2006	2005

Net sales	$182,304	$193,694	$194,900
Cost of sales	73,290	88,502	101,638

Gross margin	109,014	105,192	93,262

Operating expenses:
Research and development	43,961	45,772	80,549
Selling, general and administrative	51,755	51,271	42,459
Restructuring costs and other, net	1,106	2,311	9,463
Impairment of non-marketable securities	4,290	—	—
Acquired in process research and development	1,925	—	—
Litigation settlement	—	(24,758)	—
License agreement amendment	—	(7,000)	—
Patent agreement and settlements, net	—	—	(593)

Total operating expenses	103,037	67,596	131,878

Income (loss) from operations	5,977	37,596	(38,616)
Realized gain on marketable securities	193	388	806
Interest income	13,146	7,461	3,208
Interest expense	—	—	—
Other income (expense), net	177	(54)	317

Income (loss) before income taxes	19,493	45,391	(34,285)
Benefit for income taxes	(8,402)	(7,035)	(20,789)

Net income (loss)	$27,895	$52,426	$(13,496)

Basic earnings (loss) per share:	$0.32	$0.61	$(0.16)
Diluted earnings (loss) per share	$0.31	$0.60	$(0.16)
Weighted average common shares outstanding:
Basic	87,643	86,036	84,746
Diluted	88,805	87,775	84,746

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Fiscal Years Ended
	March 31,	March 25,	March 26,
	2007	2006	2005

Cash flows from operating activities:
Net income (loss)	$27,895	$52,426	$(13,496)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	6,382	8,511	24,157
Acquired in-process research and development	1,925	—	—
Loss (gain) on retirement or write-off of long-lived assets	235	(821)	5,936
Amortization of lease settlement	(746)	(995)	(3,778)
Property lease buyout	—	—	(4,343)
Realized gain on marketable securities	(193)	(388)	(806)
Stock compensation expense	5,481	2,121	1,468
Impairment of non-marketable securities	4,290	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,150	(2,344)	1,211
Inventories	2,396	6,976	2,983
Deferred tax assets	(7,553)	(340)	—
Other assets	1,623	(1,276)	2,412
Accounts payable	(3,721)	3,583	(8,721)
Accrued salaries and benefits	1,196	(1,704)	(1,295)
Deferred income on shipments to distributors	(2,808)	(837)	4,429
Income taxes payable	(667)	(7,048)	(20,831)
Other accrued liabilities	(2,260)	1,952	(6,429)

Net cash provided by (used in) operating activities	35,625	59,816	(17,103)

Cash flows from investing activities:
Proceeds from sale of marketable securities	161,524	159,777	50,630
Purchases of available for sale marketable securities	(218,186)	(187,605)	(109,377)
Purchases of property and equipment	(1,981)	(2,198)	(3,621)
Investments in technology	(3,282)	(729)	(3,146)
Acquisition of Caretta Integrated Circuits, net of cash acquired	(10,713)	—	—
Proceeds from sale of property and equipment	52	—	—
(Increase) decrease in deposits and other assets	1,062	(18)	187
Decrease in restricted investments	—	2,143	261

Net cash used in investing activities	(71,524)	(28,630)	(65,066)

Cash flows from financing activities:
Issuance of common stock, net of issuance costs	7,184	6,254	3,511

Net cash provided by financing activities	7,184	6,254	3,511

Net increase (decrease) in cash and cash equivalents	(28,715)	37,440	(78,658)
Cash and cash equivalents at beginning of year	116,675	79,235	157,893

Cash and cash equivalents at end of year	$87,960	$116,675	$79,235

Supplemental disclosures of cash flow information

Cash payments (refunds) during the year for:

Interest expense	$—	$—	$—
Income taxes	(165)	333	(1,646)

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance, March 27, 2004	84,395	$84	$900,797	$(688,005)	$(171)	212,705
Components of comprehensive income (loss):
Net loss	—	—	—	(13,496)	—	(13,496)
Change in unrealized loss on marketable securities	—	—	—	—	(313)	(313)
Realized gain on marketable securities	—	—	—	—	(669)	(669)

Total comprehensive loss	—	—	—	—	—	(14,478)

Issuance of stock under stock plans	811	1	3,510	—	—	3,511
Amortization of deferred stock compensation	—	—	1,468	—	—	1,468

Balance, March 26, 2005	85,206	85	905,775	(701,501)	(1,153)	203,206
Components of comprehensive income (loss):
Net income	—	—	—	52,426	—	52,426
Change in unrealized loss on marketable securities	—	—	—	—	263	263
Realized gain on marketable securities	—	—	—	—	—	—

Total comprehensive income	—	—	—	—	—	52,689

Issuance of stock under stock plans	1,610	2	6,252	—	—	6,254
Amortization of deferred stock compensation	—	—	2,121	—	—	2,121

Balance, March 25, 2006	86,816	87	914,148	(649,075)	(890)	264,270
Components of comprehensive income (loss):
Net income	—	—	—	27,895	—	27,895
Change in unrealized loss on marketable securities	—	—	—	—	300	300
Realized gain on marketable securities	—	—	—	—	(193)	(193)

Total comprehensive income	—	—	—	—	—	28,002

Issuance of stock under stock plans	1,347	1	7,183	—	—	7,184
Stock compensation expense	—	—	5,481	—	—	5,481

Balance, March 31, 2007	88,163	$88	$926,812	$(621,180)	$(783)	$304,937

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

We were founded in 1984 and were reincorporated in the State of Delaware in February 1999. Our headquarters and engineering facility are in Austin, Texas with design centers in Beijing and Shanghai in the People’s Republic of China and Shanghai, the People’s Republic of China and sales locations throughout the United States. We also serve customers from international sales offices in Europe and Asia, including the People’s Republic of China, Hong Kong, South Korea, Japan, Singapore, and Taiwan. Our common stock, which has been publicly traded since 1989, is listed on the NASDAQ Global Select Market under the symbol CRUS.

Basis of Presentation

We prepare financial statements on a 52- or 53-week year that ends on the last Saturday in March. Fiscal year 2007 was a 53-week year whereas fiscal years 2006 and 2005 were 52-week years.

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

Restricted Investments

As of March 31, 2007 and March 25, 2006, we had restricted investments of $5.8 million in support of our letter of credit needs. The letters of credit primarily secure certain obligations under our operating lease agreement for our headquarters and engineering facility in Austin, Texas and are scheduled for periodic declines in amount. For more details, see Note 7.

Marketable Securities

We determine the appropriate classification of marketable securities at the time of purchase and reevaluate this designation as of each balance sheet date. We classify these securities as either held-to-maturity, trading, or available-for-sale in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” As of March 31, 2007 and March 25, 2006, all marketable securities and restricted investments were classified as available-for-sale securities.

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

Inventories were comprised of the following (in thousands):

	March 31,	March 25,
	2007	2006

Work in process	$6,646	$10,662
Finished goods	9,850	8,046

Inventories	$16,496	$18,708

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

Property and equipment was comprised of the following (in thousands):

	March 31,	March 25,
	2007	2006

Furniture and fixtures	$4,383	$4,331
Leasehold improvements	11,900	13,369
Machinery and equipment	20,970	20,414
Capitalized software	17,961	17,926

Total property and equipment	55,214	56,040
Less: Accumulated depreciation and amortization	(43,807)	(41,989)

Property and equipment, net	$11,407	$14,051

Depreciation and amortization expense on property and equipment for fiscal years 2007, 2006, and 2005 was $4.6 million, $5.1 million, and $7.1 million, respectively.

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

Intangibles, net

Intangible assets include purchased technology licenses that are recorded at cost and are amortized on a straight-line basis over their useful lives, generally ranging from three to five years. Acquired intangibles recorded in connection with our acquisitions, include existing technology, core technology/patents, license agreements, trademarks, covenants not-to-compete and customer agreements. These assets are amortized on a straight-line basis over lives ranging from one to ten years.

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

The following table summarizes the receivable balance of a distributor that represented more than 10 percent of consolidated gross short-term accounts receivable:

	March 31,	March 25,
	2007	2006

Avnet, Inc. (formerly Memec Group Holdings)	24%	28%

No other distributors or customers had receivable balances that represented more than 10 percent of consolidated gross short-term accounts receivable as of the end of fiscal years 2007 and 2006.

Sales to one distributor, Avnet, Inc. (formerly Memec Holdings Group), represented 29 percent, 25 percent and 27 percent of total sales in fiscal years 2007, 2006 and 2005, respectively. No other customers or distributors accounted for 10 percent or more of net sales in fiscal years 2007, 2006 and 2005. The loss of a significant customer or distributor or a significant reduction in a customers or distributors orders could have an adverse effect on our sales.

Revenue Recognition

We recognize revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.” Revenue from product sold directly to customers and to certain international distributors is recognized upon title passage of inventory. For sales made directly to domestic customers, title generally passes upon shipment. For sales made directly to international customers and to international distributors, title generally passes at the port of destination, which coincides with delivery to the international distributors. Sales made to domestic distributors are recorded as deferred revenue until the final sale to the end customer has occurred as the distributor agreements allow certain rights of return, price adjustments and price protection. License and royalty revenue is recognized as it is earned per unit shipped or when a milestone is reached.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $1.2 million, $1.1 million, and $1.7 million in fiscal years 2007, 2006, and 2005, respectively.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment,” which supersedes Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” SFAS No. 123, “Accounting for Stock-Based Compensation” and related implementation guidance. We adopted this pronouncement as of March 26, 2006, the first day of our 2007 fiscal year.

In periods prior to adoption, we applied the intrinsic value method in accounting for our stock option and stock purchase plans in accordance with APB No. 25. In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure,” which affects us only with regard to quarterly and annual reporting of the pro forma effect on net income and earnings per share resulting from the application of the Black-Scholes method to measure compensation expense as required under SFAS No. 123.

The following table details the disclosure required by SFAS No. 123 (in thousands, except per share amounts):

	March 25,	March 26,
	2006	2005

Net income (loss) as reported	$52,426	$(13,496)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,734	605
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,033)	(12,640)

Pro forma net income (loss)	$46,127	$(25,531)

Basic net income (loss) per share, as reported	$0.61	$(0.16)
Pro forma basic net income (loss) per share	0.54	(0.30)
Diluted net income (loss) per share, as reported	$0.60	$(0.16)
Pro forma diluted net income (loss) per share	0.53	(0.30)

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance against a substantial portion of our net U.S. deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis.

Net Income (Loss) Per Share

Basic net income (loss) per share is based on the weighted effect of common shares issued and outstanding and is calculated by dividing net income (loss) by the basic weighted average shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic net income (loss) per share calculation, plus the equivalent number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding.

Incremental weighted average common shares attributable to the assumed exercise of outstanding options of 1,510,000 shares for the year ended March 26, 2005 were excluded from the computation of diluted net income (loss) per share because the effect would be anti-dilutive due to our loss position during that year. The weighted outstanding options excluded from our diluted calculation for the years ended March 31, 2007, March 25, 2006, and March 26, 2005 were 5,975,000, 6,620,000, and 7,501,000, respectively, as the exercise price exceeded the average market price during the period.

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

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows entities to measure eligible financial instruments and certain other items at fair value. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential effect, if any, of implementing this standard.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the potential effect, if any, of implementing this standard.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the application of SFAS No. 109 by providing detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. We adopted FIN 48 as of April 1, 2007, the first day of our 2008 fiscal year. The Company is currently evaluating the potential effects, if any, of FIN 48 on the consolidated financial statements.

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

The following table is a summary of available-for-sale securities (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair Value
As of March 31, 2007:	Cost	Gains	Losses	(Net Carrying Amount)

Corporate securities – U.S.	$63,221	$6	$(27)	$63,200
Corporate securities – non – U.S.	5,457	2	—	5,459
U.S. Government securities	67,047	16	(6)	67,057
Agency discount notes	38,080	6	(11)	38,075
Commercial paper	9,963	1	—	9,964

Total debt securities	183,768	31	(44)	183,755
Marketable equity securities	—	—	—	—

	$183,768	$31	$(44)	$183,755

	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair Value
As of March 25, 2006:	Cost	Gains	Losses	(Net Carrying Amount)

Corporate securities – U.S.	$40,096	$5	$(104)	$39,997
Corporate securities – non – U.S.	1,676	—	—	1,676
U.S. Government securities	85,141	—	(218)	84,923
Agency discount notes	—	—	—	—
Commercial paper	—	—	—	—

Total debt securities	126,913	5	(322)	126,596
Marketable equity securities	—	197	—	197

	$126,913	$202	$(322)	$126,793

The cost and estimated fair value of available-for-sale investments by contractual maturity were as follows:

	March 31, 2007		March 25, 2006
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Within 1 year	$183,768	$183,755	$108,156	$107,893
After 1 year through 2 years	—	—	18,757	18,703
After 2 years	—	—	—	—

Total debt securities	183,768	183,755	126,913	126,596
Equity securities	—	—	—	197

	$183,768	$183,755	$126,913	$126,793

During the first quarter of fiscal year 2007, we sold all of our shares in Prudential Financial Inc. (“Prudential”) and realized a gain of $0.2 million. Cirrus received these shares as a result of the demutualization of Prudential.

In the first quarter of fiscal year 2006, we recognized a gain of $0.4 million related to the sale of an investment in Silicon Laboratories, Inc. (“Silicon Labs”). Total proceeds from the sale were also $0.4 million. These shares were received as a result of a prior merger agreement whereby Silicon Labs acquired Cygnal Integrated Products, Inc. (“Cygnal”). This merger agreement stated that all shareholders in Cygnal, Cirrus Logic included, would receive shares of stock in Silicon Labs in exchange for their shares in Cygnal. Further, the agreement stated that, should Cygnal achieve certain revenue milestones, the former Cygnal shareholders would receive a designated amount of stock in Silicon Labs. Cygnal surpassed certain of those milestones laid out in the merger agreement and, as a result, Silicon Labs distributed certain shares of its stock held in escrow to Cirrus Logic in the first quarter of fiscal year 2006. Cirrus Logic sold these shares immediately upon receipt. Cirrus also recorded $0.2 million in unrealized gains late during the fourth quarter of fiscal year 2006 on the initial recognition of stock held in Prudential that we received as a result of the demutualization described above. The entire amount was recorded as a component of other comprehensive income.

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

3.	Accounts Receivable, net

The following are the components of accounts receivable (in thousands):

	March 31,	March 25,
	2007	2006

Gross accounts receivable	$19,232	$21,133
Less: Allowance for doubtful accounts	(105)	(196)

Accounts receivable, net	$19,127	$20,937

The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Balance, March 27, 2004	$(696)
Write-off of uncollectible accounts, net of recoveries	175

Balance, March 26, 2005	$(521)
Write-off of uncollectible accounts, net of recoveries	(70)
Change in allowance for doubtful account estimate	395

Balance, March 25, 2006	$(196)
Write-off of uncollectible accounts, net of recoveries	91

Balance, March 31, 2007	$(105)

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

We were successful in collecting a portion of the Fujitsu receivable previously written off in fiscal year 2002 in the amount of $46.8 million. In fiscal year 2006, we recorded a net credit to operating expenses of $24.8 million as our litigation settlement was a recovery of bad debt previously recorded in a prior fiscal year. See Note 8 for further discussion of the litigation with Fujitsu.

4.	Non-Marketable Securities

On April 25, 2005, we announced our intentions to divest our digital video product line. On May 24, 2005, we signed a definitive agreement to sell our digital video product line to Magnum Semiconductor, Inc. (“Magnum”), a privately held company formed by an investment group led by Investcorp and August Capital. On June 30, 2005, we completed the sale of our digital video product line assets to Magnum. As consideration for the sale of these assets, we received a minority ownership position in Magnum which, at the time of sale, had a fair value of approximately $7.9 million. As Magnum is not publicly traded and as Cirrus does not have significant influence with Magnum, we have accounted for this investment at cost.

During the fourth quarter of fiscal 2007, we determined an impairment indicator existed related to our cost method investment in Magnum. We obtained an independent valuation of the fair value of our cost method investment in Magnum in accordance with Emerging Issues Task Force No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Based on the results of the independent valuation, at March 31, 2007, we recognized an impairment of $4.3 million to reduce the carrying value of the Magnum cost method investment to $3.6 million, as the combination of recurrent losses and reduced forecasts indicate that our investment is not recoverable within a reasonable period of time. The impairment was recorded as a separate line item on the statement of operations in operating expenses under the caption “Impairment of non-marketable securities.”

During the second fiscal quarter of fiscal year 2006, we recognized a net gain on the sale of assets to Magnum of approximately $0.8 million, which was recorded as a component of “Restructuring and other, net.” Included in the net gain was a contingent payment to the employees of Magnum of $0.5 million related to the closing conditions of the agreement. Also, during the second quarter of fiscal year 2006, after the completion of the digital video product line asset sale to Magnum, we sold the remaining digital video product inventory to Magnum for $1.9 million, which was approximately 5 percent above our cost. As of December 24, 2005, Magnum had paid for all of the shipped inventory.

5.	Acquisitions

On December 29, 2006, Cirrus Logic acquired 100 percent of the voting equity interests in Caretta, a company based in Shanghai, China that specializes in designing power management integrated circuits for the large, single-cell lithium ion battery market. This acquisition was undertaken to strengthen and diversify our analog and mixed signal product portfolios as well as position us for growth within the China market.

The aggregate purchase price of $11.3 million, $10.7 million net of cash acquired, was comprised of the following components (in thousands):

Cash paid to shareholders	9,000
Loan repayment premium	500
Direct acquisition costs & other	1,762

Total purchase price	$11,262

As of December 30, 2006, the purchase price was allocated to the estimated fair value of assets acquired based on independent appraisals and management estimates in the following manner (in thousands):

Net liabilities assumed	(1,179)
Intangible assets subject to amortization	4,055
Goodwill	6,461
In process research and development	1,925

Net assets acquired	$11,262

The in-process research and development of $1.9 million was immediately expensed upon completion of the acquisition while the $4.1 million in acquired technology and the $6.5 million in goodwill were capitalized. The above categorization of the purchase price represents an estimate as of March 31, 2007 and is subject to change. The acquired technology will be amortized over a period of 10 years. The goodwill will not be deductible for tax purposes. Caretta’s results of operations were included in our own as of December 29, 2006. Revenues from Caretta products are currently being included in the Industrial product line.

The following unaudited pro forma information presents the combined results of operations of the Company and Caretta for fiscal years 2007 and 2006 as if the acquisition had taken place at the beginning of the respective fiscal years. The pro forma numbers below include in-process research and development of $1.9 million expensed at the time of the acquisition. The information is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that actually would have occurred if the acquisition had taken place at the beginning of the respective fiscal years, nor is it necessarily indicative of the future operating results of the Company.

	March 31, 2007	March 25, 2006

Net revenues	$183,388	$193,694
Income before extraordinary items and accounting change	26,819	51,417
Net income	26,819	51,417
Basic income per share	$0.31	$0.60
Diluted income per share	0.30	0.59

6.	Intangibles, net

The following information details the gross carrying amount and accumulated amortization of our intangible assets (in thousands):

	March 31, 2007		March 25, 2006
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core technology	$5,493	$(1,012)	$1,390	$(759)
Existing technology	2,730	(2,730)	2,730	(2,686)
License agreements	440	(289)	440	(240)
Technology licenses	12,400	(8,482)	11,622	(9,531)
Trademarks	320	(320)	320	(320)

	$21,383	$(12,833)	$16,502	$(13,536)

Amortization expense for all intangibles in fiscal years 2007, 2006, and 2005 was $1.8 million, $3.5 million, and $17.1 million, respectively.

The following table details the estimated aggregate amortization expense for all intangibles owned as of March 31, 2007 for each of the five succeeding fiscal years (in thousands):

For the year ended March 29, 2008	$2,506
For the year ended March 28, 2009	$1,727
For the year ended March 27, 2010	$1,203
For the year ended March 26, 2011	$479
For the year ended March 30, 2012	$460

7.	Commitments and Contingencies

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

The aggregate minimum future rental commitments under all operating leases for the following fiscal years are (in thousands):

			Net Facilities	Equipment	Total
	Facilities	Subleases	Commitments	Commitments	Commitments

2008	$9,565	$3,471	$6,094	$13	$6,107
2009	8,621	2,984	5,637	7	5,644
2010	4,993	918	4,075	6	4,081
2011	4,651	763	3,888	2	3,890
2012	4,633	788	3,845	—	3,845
Thereafter	1,930	331	1,599	—	1,599

Total minimum lease payments	$34,393	$9,255	$25,138	$28	$25,166

Total rent expense was approximately $8.5 million, $8.6 million, and $11.5 million, for fiscal years 2007, 2006, and 2005, respectively. Sublease rental income was $4.0 million, $4.6 million, and $5.8 million, for fiscal years 2007, 2006, and 2005, respectively.

During fiscal year 2007, we recorded approximately $1.0 million and $0.7 million in charges to operating expense to adjust our loss contingency accruals for a change in sublease assumptions with regards to our facilities in Austin, Texas and Fremont, California, respectively. We also transitioned our design activities at our Boulder, Colorado design facility to our headquarters in Austin, Texas. This design facility is approximately 12,000 square feet in size and has a lease which expires in fiscal year 2011 however, there is an early termination option provided to us in the lease. If we choose to exercise that option, we will be released from our obligations under the lease in fiscal year 2009. The cost of exercising this option is immaterial. This transition is discussed in greater detail in Note 10, “Restructuring and Other Costs.”

Further, we recorded a charge to operating expense during fiscal year 2006 in the amount of $4.4 million for certain subleases at our Austin, Texas facility that did not fully cover the monthly rent owed to our landlord. As of March 31, 2007, a total of $5.2 million related to these vacated leases remained accrued. Where appropriate, these amounts are classified as either long-term or short-term. These amounts are included in the table above; the $5.6 million in facilities restructuring accruals that existed for these leases as of March 31, 2007 are discussed in greater detail in Note 10, “Restructuring and Other Costs.”

Wafer, Assembly and Test Purchase Commitments

We rely on third-party foundries for our wafer manufacturing needs. As of March 31, 2007, we had agreements with multiple foundries for the manufacture of wafers. None of these foundry agreements have volume purchase commitments or “take or pay” clauses. The agreements provide for purchase commitments based on purchase orders. Cancellation fees or other charges may apply and are generally dependent upon whether wafers have been started or the stage of the manufacturing process at which the notice of cancellation is given. As of March 31, 2007, we had foundry commitments of $4.1 million.

In addition to our wafer supply arrangements, we contract with third-party assembly vendors to package the wafer die into finished products. Assembly vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry. We had non-cancelable assembly purchase orders with numerous vendors totaling $0.2 million at March 31, 2007.

We have transitioned all of our test services to outside third party contractors. Test vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry. Our total non-cancelable commitment for outside test services as of March 31, 2007 was $4.6 million. Included in the $4.6 million are amounts associated with a manufacturing services agreement between Cirrus and Premier Semiconductor, LLC (“Premier”) dated March 25, 2005, pursuant to which Cirrus has committed to purchase test services from Premier totaling $3.1 million and $1.0 million in fiscal years 2008 and 2009, respectively.

Other open purchase orders, including those for sorting and serialization, were immaterial as of March 31, 2007.

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

Derivative Lawsuits

On January 5, 2007, a purported stockholder filed a derivative lawsuit in state district court in Travis County, Texas against current and former officers and directors of Cirrus Logic and against the Company, as a nominal defendant, alleging various breaches of fiduciary duties, conspiracy, improper financial reporting, insider trading, violations of the Texas Securities Act, unjust enrichment, accounting, gross mismanagement, abuse of control, rescission, and waste of corporate assets related to certain prior grants of stock options by the Company. Our response to the lawsuit was filed on April 20, 2007.

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

On May 22, 2007, a fourth derivative lawsuit related to the Company’s prior stock option grants was filed. This lawsuit was also filed in the United States District Court for the Western District of Texas-Austin Division and contained similar allegations to the other previously filed derivative lawsuits.

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

10.	Restructuring Costs and Other

During fiscal year 2007, we recorded restructuring charges of $1.0 million to operating expenses primarily related to the transition of design activities from our Boulder, Colorado office to our headquarters in Austin, Texas. The restructuring costs for the closure of the Boulder design center were composed of $0.7 million in severance and relocation costs and $0.3 million in facility related charges. Approximately twenty employees were affected by this action, five of which were relocated to our Austin headquarters.

The following table sets forth the activity in our fiscal year 2007 restructuring accrual (in thousands)

		Facilities
	Severance	Abandonment	Total

Balance, March 25, 2006	$—	$—	$—
Fiscal year 2007 provision	716	278	994
Cash payments, net	(521)	(74)	(595)

Balance, March 31, 2007	$195	$204	$399

During fiscal year 2007, we accrued an additional $0.1 million for severance activities. With respect to our facilities abandonment accruals, we increased our restructuring accrual by $0.3 and $0.1 million to account for additional property taxes and other facilities costs, respectively, on certain facilities in Fremont, California. During fiscal year 2006, we recorded a total net restructuring charge of $3.1 million in operating expenses for severance and facility related items primarily associated with workforce reductions related to the sale of the digital video product line assets and our revised sublease assumption for a previously exited facility. This action affected approximately 10 individuals worldwide and resulted in a net charge of approximately $0.4 million. In connection with the digital video product line asset sale, we ceased using certain leased office space in our Fremont, California location. Accordingly, we recorded a restructuring charge of $1.1 million related to the exit from this facility. Partially offsetting the restructuring charge was $0.8 million related to the gain on the digital video product line asset sale. For further detail, see Note 4, “Non Marketable Securities.”

The following table sets forth the activity in our fiscal year 2006 restructuring accrual (in thousands)

		Facilities
	Severance	Abandonment	Total

Balance, March 26, 2005	$—	$—	$—
Fiscal year 2006 provision	412	2,299	2,711
Cash payments, net	(412)	(353)	(765)

Balance, March 25, 2006	$—	$1,946	$1,946
Fiscal year 2007 provision	86	292	378
Cash payments, net	(86)	(511)	(597)

Balance, March 31, 2007	$—	$1,727	$1,727

Fiscal year 2007 activity included a $0.8 million credit to restructuring for the acquisition of a subtenant at our headquarters in Austin, Texas earlier than we had previously expected. This credit was partially offset by the accrual of $0.5 million in additional property taxes on certain facilities in Austin, Texas and Fremont, California. During fiscal year 2006, due to the continued depressed real estate market, we recorded an additional charge of $1.8 million for certain leases in California related to our fiscal year 2004 restructuring activity, due to a change in our sublease assumptions. During fiscal year 2005, we re-assessed our sublease assumptions related to our restructured facilities and determined that an additional $0.2 million was required due to our inability to sublease certain facilities. During fiscal year 2004, we recorded a charge of $1.7 million in operating expenses primarily related to severance for headcount reductions. We eliminated approximately 130 positions from various job classes and functions during fiscal year 2004, with the majority of the reductions in Austin, Texas, primarily in selling, general and administrative functions and in our Colorado operations, primarily in engineering. Included in this reduction was the elimination of 64 of approximately 120 test operation positions and a total severance charge of approximately $0.4 million as part of our previously announced plan to reduce headcount associated with our outsourcing agreement with ChipPAC. Also during fiscal year 2004, we recorded a restructuring charge of $6.2 million in operating expenses for facility consolidations primarily in California and Texas, an impairment charge of $1.5 million for property and equipment associated with our Austin, Texas facility consolidation and an impairment charge of $0.2 million for property and equipment associated with our Tokyo, Japan facility consolidation. Our facility commitments for the fiscal year 2004 actions will be completed during fiscal year 2013.

The following table sets forth the activity in our fiscal year 2004 restructuring accrual (in thousands):

		Facilities
	Severance	Abandonment	Total

Balance, March 29, 2003	$—	$—	$—
Fiscal year 2004 provision	1,688	6,205	7,893
Cash payments, net	(1,514)	(908)	(2,422)

Balance, March 27, 2004	$174	$5,297	$5,471
Fiscal year 2005 provision	—	178	178
Cash payments, net	(174)	(944)	(1,118)

Balance, March 26, 2005	$—	$4,531	$4,531
Fiscal year 2006 provision	—	627	627
Cash payments, net	—	(954)	(954)

Balance, March 25, 2006	$—	$4,204	$4,204
Fiscal year 2007 provision	—	214	214
Cash payments, net	—	(1,124)	(1,124)

Balance, March 31, 2007	$—	$3,294	$3,294

The remaining balance for the fiscal year 1999 restructuring relates to a contractual obligation of $0.4 million with a tenant to whom we have subleased space that expired in fiscal year 2007.

As of March 31, 2007, we have a remaining restructuring accrual for all of our past restructurings of $5.8 million, primarily related to net lease expenses that will be paid over the respective lease terms through fiscal year 2013, along with other anticipated lease termination costs. We have classified the short-term portion of our restructuring activities as “Other accrued liabilities.”

11.	Employee Benefit Plans

We have a 401(k) Profit Sharing Plan (the “Plan”) covering substantially all of our qualifying domestic employees. Under the Plan, employees may elect to contribute any percentage of their annual compensation up to the annual IRS limitations. We match 50 percent of the first 6 percent of the employees’ annual contribution to the plan. During fiscal years 2007, 2006, and 2005, we made matching employee contributions for a total of approximately $0.8 million, $0.8 million, and $0.9 million, respectively.

12.	Stockholders’ Equity

Employee Stock Purchase Plan

In March 1989, we adopted the 1989 Employee Stock Purchase Plan (“ESPP”). As of March 31, 2007, 0.9 million shares of common stock were reserved for future issuance under this plan. During fiscal years 2007, 2006, and 2005, we issued 48,000, 339,000, and 422,000 shares, respectively, under the ESPP. In fiscal year 2006, the Board of Directors of the Company approved amendments to the ESPP eliminating the six-month look back feature of the plan and reducing the purchase price discount from 15 percent to 5 percent. These modifications became effective for all ESPP options granted during fiscal year 2007. Based on these modifications, the plan is no longer compensatory and the company does not recognize any compensation expense associated with the ESPP grants. The weighted average estimated fair values for purchase rights granted under the ESPP for fiscal years 2006 and 2005 were $1.57 and $2.25, respectively.

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

Stock Incentive Plans

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

Under the modified prospective method of adoption for SFAS No. 123(R), the compensation cost recognized by the Company beginning in fiscal year 2007 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of March 26, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to March 25, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company uses the accelerated method to recognize stock-based compensation costs over the service period of the award. Upon exercise, cancellation, or expiration of stock options, deferred tax assets for options with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each tranche was a separate award.

We have stock incentive plans (the “Stock Plans”) under which officers, employees, non-employee directors and consultants may be granted qualified and non-qualified options to purchase shares of our authorized but not issued common stock. Our policies state that options are priced at the fair market value of the stock on the date of grant. Options granted to employees are exercisable upon vesting, generally in tranches over four years and certain options granted to non-employee directors are exercisable upon grant. Options expire no later than ten years from the date of grant.

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

The following table summarizes the effects of stock-based compensation on cost of goods sold, research and development, sales, general and administrative, income from continuing operations before taxes, and net income after taxes for options granted under the Company’s equity incentive plans (in thousands, except per share amounts; unaudited):

	Fiscal Years Ended
	March 31,	March 25,	March 26,
	2007	2006	2005

Cost of sales	$63	$20	$1
Research and development	2,050	685	539
Sales, general and administrative	3,243	1,029	65

Effect on income from continuing operations (before taxes)	5,356	1,734	605
Income Tax Benefit	—	—	—

Total share based compensation expense (net of taxes)	$5,356	$1,734	$605

Share based compensation effects on basic earnings (loss) per share	$0.06	$0.02	$0.01
Share based compensation effects on diluted earnings (loss) per share	$0.06	$0.02	$0.01
Share based compensation effects on operating activities cash flow	5,356	1,734	605
Share based compensation effects on financing activities cash flow	—	—	—

During fiscal year 2007, we received a net $6.0 million from the exercise of options granted under the Company’s Stock Plans.

The total intrinsic value of options exercised during fiscal year 2007, 2006, and 2005 was $4.1 million, $4.6 million, and $0.8 million, respectively. Intrinsic value represents the difference between the market value of Cirrus Logic common stock at the time of exercise and the strike price of the option.

As of March 31, 2007, there was $5.5 million of compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans not yet recognized in the Company’s financial statements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.24 years.

As of March 31, 2007, approximately 25.7 million shares of common stock were reserved for issuance under the Option Plans. Additional information with respect to stock option activity is as follows (in thousands, except per share amounts):

		Outstanding Options
			Weighted
	Options Available		Average
	for Grant	Number	Exercise Price

Balance, March 27, 2004	13,130	11,037	$9.83
Shares authorized for issuance	3,376	—	—
Options granted	(3,463)	3,463	5.43
Options exercised	—	(390)	3.34
Options forfeited	1,680	(1,680)	9.89
Options expired	—	(106)	—

Balance, March 26, 2005	14,723	12,324	$8.79

Shares authorized for issuance	3,408	—	—
Options granted	(2,446)	2,446	7.46
Options exercised	—	(1,270)	3.75
Options forfeited	1,370	(1,370)	9.76
Options expired	—	(170)	—

Balance, March 25, 2006	17,055	11,960	$8.93

Shares authorized for issuance	20,473	—	—
Option plans terminated	(22,463)	—	—
Options granted	(421)	421	7.52
Options exercised	—	(1,299)	5.26
Options forfeited	2,062	(812)	6.54
Options expired	—	(1,250)	16.68

Balance, March 31, 2007	16,706	9,020	$8.54

Additional information with regards to outstanding options that are vesting, expected to vest, or exercisable as of March 31, 2007 is as follows:

			Weighted Average
	Number of		Remaining	Aggregate
	Options	Weighted Average	Contractual	Intrinsic Value
	(thousands)	Exercise Price	Term (years)	(thousands)

Vested and expected to vest	8,240	$8.72	4.95	$9,837
Exercisable	6,510	$9.23	4.08	$8,098

The following table summarizes information regarding outstanding and exercisable options as of March 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted	Number	Weighted
	Number	Remaining	Average Exercise	Exercisable	Average
Range of Exercise Prices	(in thousands)	Contractual Life	Price	(in thousands)	Exercise Price

$ 0.19 - $ 2.60	212	5.89	$2.38	212	$2.38
$ 2.61 - $ 3.40	714	6.22	3.40	665	3.40
$ 3.41 - $ 5.16	1,673	7.42	4.92	1,007	4.88
$ 5.17 - $ 6.97	1,244	6.49	6.56	944	6.55
$ 6.98 - $ 9.00	2,880	6.86	7.64	1,455	7.69
$ 9.01 - $14.33	979	1.78	10.60	909	10.70
$14.34 - $16.69	780	4.06	16.00	780	16.00
$16.70 - $44.50	538	3.93	23.80	538	23.80

	9,020	5.51	$8.54	6,510	$9.23

As of March 25, 2006 and March 26, 2005, the number of options exercisable was 7.2 million and 6.9 million, respectively.

In accordance with the provisions of SFAS No. 123(R), options outstanding that are expected to vest are presented net of estimated future option forfeitures, which are estimated as compensation costs are recognized. Options with a fair value of $4.8 million, $5.3 million and $4.6 million became vested during fiscal years 2007, 2006 and 2005, respectively.

Stock-Based Compensation

If we had recorded compensation cost for all of our Stock Incentive Plans based upon the Black-Scholes fair value at the grant date for awards under the Option Plans consistent with the optional methodology prescribed under Statement of SFAS No. 123 the net income (loss) and earnings per share would have been as shown below (in thousands, except per share data):

	March 25,	March 26,
	2006	2005

Net income (loss), as reported	$52,426	$(13,496)
Pro forma net income (loss)	46,127	(25,531)
Basic net income (loss) per share, as reported	$0.61	$(0.16)
Pro forma basic net income (loss) per share	0.54	(0.30)
Diluted net income (loss) per share, as reported	0.60	(0.16)
Pro forma diluted net income (loss) per share	0.53	(0.30)

For purposes of pro forma disclosures, the estimated fair value of the options are amortized to expense over the vesting period (for options) and the six-month purchase period (for stock purchases under the ESPP) using the accelerated method.

We estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model using a dividend yield of zero and the following additional weighted-average assumptions:

	March 31,	March 25,	March 26,
	2007	2006	2005

Employee Option Plans:
Expected stock price volatility	36.73-47.80%	40.23-94.39%	96.80%
Risk-free interest rate	4.65-4.99%	3.70-4.80%	3.9%
Expected lives (in years)	1.45-3.09	0.70-1.62	1.31
Employee Stock Purchase Plan:
Expected stock price volatility	—	40.23-50.00%	50.00-96.80%
Risk-free interest rate	—	3.38-4.80%	1.66%
Expected lives (in years)	—	0.00-0.50	0.50

Using the Black-Scholes option valuation model, the weighted average estimated fair values of employee stock options granted in fiscal years 2007, 2006, and 2005, were $2.97, $2.36, and $3.60, respectively. The weighted average estimated fair values for purchase rights granted under the ESPP for fiscal years 2006 and 2005 were $1.57 and $2.25, respectively.

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

The following table summarizes the changes in the components of accumulated other comprehensive income (loss) (in thousands):

		Unrealized
	Foreign	Gains (Losses)
	Currency	on Securities	Total

Balance, March 27, 2004	$(770)	$599	$(171)
Current-period activity	—	(982)	(982)

Balance, March 26, 2005	(770)	(383)	(1,153)
Current-period activity	—	263	263

Balance, March 25, 2006	(770)	(120)	(890)
Current-period activity	—	107	107

Balance, March 31, 2007	$(770)	$(13)	$(783)

14.	Income Taxes

Income (loss) before income taxes consisted of (in thousands):

	March 31,	March 25,	March 26,
	2007	2006	2005

United States	$21,226	$45,230	$(34,254)
Non-U.S.	(1,733)	161	(31)

	$19,493	$45,391	$(34,285)

The benefit for income taxes consists of (in thousands):

	March 31,	March 25,	March 26,
	2007	2006	2005

Current:
Federal	$—	$—	$(15,247)
State	—	—	(5)
Non-U.S.	(780)	(6,695)	(5,537)

Total Current Tax Benefit	$(780)	$(6,695)	$(20,789)

Deferred:
U.S.	$(7,797)	$—	$—
Non-U.S.	175	(340)	—

Total Deferred Tax Benefit	(7,622)	(340)	—

Total Tax Benefit	$(8,402)	$(7,035)	$(20,789)

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal rate to pretax income (loss) as follows (in percentages):

	March 31,	March 25,	March 26,
	2007	2006	2005

Expected income tax provision (benefit) at the US federal statutory rate	35.0	35.0	(35.0)
In-process research and development	3.5	—	—
Net operating loss and future deductions not currently benefited	—	—	34.9
Release of valuation allowance due to expected future utilization	(40.0)	—	—
Utilization of deferred tax assets that had a full valuation allowance	(39.2)	(34.0)	—
Reversals of previously accrued taxes and tax refunds	(3.7)	(14.8)	(62.0)
Unbenefited non-U.S. losses	—	—	0.6
Other	1.3	(1.7)	0.9

Benefit for income taxes	(43.1)	(15.5)	(60.6)

Significant components of our deferred tax assets and liabilities are (in thousands):

	March 31,	March 25,
	2007	2006

Deferred tax assets:
Inventory valuation	$4,030	$3,885
Accrued expenses and allowances	4,371	5,546
Net operating loss carryforwards	173,601	173,488
Research and development tax credit carryforwards	35,561	35,143
State investment tax credit carryforwards	400	1,088
Capitalized research and development	40,605	49,736
Depreciation and Amortization	4,224	4,364
Other	10,585	10,459

Total deferred tax asset	$273,377	$283,709
Valuation allowance for deferred tax assets	(265,485)	(283,369)

Net deferred tax assets	$7,892	$340

Deferred tax liabilities:
Acquisition intangibles	$1,324	$—

Total deferred tax liabilities	$1,324	$—

Total net deferred tax assets	$6,568	$340

The valuation allowance decreased by $17.9 million in fiscal year 2007 and decreased by $18.1 million in fiscal year 2006. During fiscal year 2007, we released $7.8 million of the valuation allowance that had been placed on our U.S. deferred tax assets. Based on our recent history of utilizing deferred tax assets and our expectation to continue to utilize deferred tax assets in fiscal year 2008, we determined that it was more likely than not that the $7.8 million of U.S. deferred tax assets would be realized. We also recorded a nonrecurring tax benefit totaling $0.7 million that consisted of the reversal of prior year non-U.S. tax liabilities. These reversals were due to the expiration of the statute of limitations for years in which certain potential non-U.S. tax liabilities existed. At March 31, 2007, we had federal net operating losses carryforwards of $468.4 million. Of that amount, $75.4 million relates to companies we acquired during fiscal year 2002 and are, therefore, subject to certain limitations under Section 382 of the Internal Revenue Code. In addition, approximately $30.3 million of the federal net operating loss is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital rather than current earnings if subsequently realized. We have net operating losses in various states that total $120.0 million. The federal net operating loss carryforwards expire in fiscal years 2008 through 2027. The state net operating loss carryforwards expire in fiscal years 2008 through 2027. We also have non-U.S. net operating losses of $5.1 million of which $3.6 million do not expire and $1.5 million expire in calendar years 2009 through 2011.

There are federal research and development credit carryforwards of $20.8 million that expire in fiscal years 2008 through 2027. There are $14.7 million of state research and development credits. Of that amount, $3.0 million will expire in fiscal years 2021 through 2026. The remaining $11.7 million of state research and development credits are not subject to expiration. The state investment credits of $0.4 million will expire in fiscal years 2008 through 2010.

We have approximately $5.7 million of cumulative undistributed earnings in certain non-U.S. subsidiaries. We have not recognized a deferred tax liability on these undistributed earnings because the Company currently intends to reinvest these earnings in operations outside the U.S. The unrecognized deferred tax liability on these earnings is approximately $2.1 million. With our current tax attributes, if the earnings were distributed, we would most likely not accrue any additional current income tax expense because this income would be offset by our net operating loss carryforwards and other future deductions.

Our current income taxes payable balance is comprised primarily of tax contingencies that are recorded to address exposures involving tax positions we have taken that could be challenged by taxing authorities. These exposures result from the varying application of statutes, rules, regulations, and interpretations. Our tax contingencies are established based on past experiences and judgments about potential actions by taxing jurisdictions. Our tax contingencies relate to transfer pricing positions we have taken in a variety of countries in which we operate. The ultimate resolution of these matters may be materially greater or less than the amount that we have accrued.

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

Our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources, rather than detailed information at a product line level. Additionally, our product lines have similar characteristics and customers. They share operations support functions such as sales, public relations, supply chain management, various research and development and engineering support, in addition to the general and administrative functions of human resources, legal, finance and information technology. As of March 31, 2007, we have one operating segment with three different product lines.

Our revenue by product line is as follows (in thousands):

	March 31, 2007	March 25, 2006	March 26, 2005

Mixed-signal audio products	$85,278	$95,384	$96,083
Embedded products	46,791	52,258	46,645
Industrial products	50,235	34,771	34,109
Video products	—	11,281	18,063

Total	$182,304	$193,694	$194,900

On December 29, 2006, we completed the acquisition of 100 percent of the voting equity interests in Caretta, a company based in Shanghai, China that specializes in designing power management integrated circuits for the large, single-cell lithium ion battery market. At the current time, we are including revenue from these products as a component of the Industrial product line. For further details regarding the acquisition of Caretta, please see Note 5, “Acquisitions.”

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

Geographic Area

The following illustrates revenues by geographic locations based on the sales office location (in thousands):

	March 31, 2007	March 25, 2006	March 26, 2005

United States	$69,515	$71,191	$62,885
European Union	17,415	25,794	26,968
United Kingdom	3,245	3,408	3,597
China	22,693	20,934	22,692
Hong Kong	7,064	15,451	12,537
Japan	14,822	11,869	9,740
South Korea	9,979	10,772	17,054
Taiwan	10,878	11,283	14,412
Other Asia	14,506	15,506	19,556
Other non-U.S. countries	12,187	7,486	5,459

Total consolidated revenues	$182,304	$193,694	$194,900

The following illustrates property and equipment, net, by geographic locations, based on physical location (in thousands):

	March 31, 2007	March 25, 2006

United States	$10,928	$13,557
United Kingdom	30	35
China	264	175
Hong Kong	14	51
Japan	9	15
South Korea	78	114
Taiwan	19	17
Other Asia	65	87

Total consolidated property and equipment, net	$11,407	$14,051

16.	Quarterly Results (Unaudited)

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

The unaudited quarterly statement of operations data for each quarter of fiscal years 2007 and 2006 were as follows (in thousands, except per share data):

	Fiscal Year 2007
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Net sales	$43,647	$45,297	$48,179	$45,181
Gross margin	26,278	27,411	28,165	27,160
Net income	7,279	3,464	9,327	7,825
Basic income per share	$0.08	$0.04	$0.11	$0.09
Diluted income per share	0.08	0.04	0.11	0.09

	Fiscal Year 2006
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Net sales	$42,158	$48,253	$50,461	$52,822
Gross margin	24,475	26,565	26,853	27,299
Net income (loss)	14,946	12,681	(1,109)	25,908
Basic income (loss) per share	$0.17	$0.15	$(0.01)	$0.30
Diluted income (loss) per share	0.17	0.14	(0.01)	0.30

17.	Related Party Transactions

The Company had two outstanding loans to Mr. David D. French (“Mr. French”), our former President and Chief Executive Officer, only one of which remained outstanding as of March 31, 2007. Both loans were “grandfathered” under Section 402 of the Sarbanes-Oxley Act of 2002, which prohibits loans to directors and executive officers that are made, renewed or materially modified after July 30, 2002. Neither of the loans described below have been modified or renewed since the Company made them to Mr. French.

In October 1998, the Company extended a loan to Mr. French for the purchase of his principal residence in Texas. The original principal amount of the loan was $721,899 and carries an interest rate of 5.64 percent per annum. The terms of the loan state that the principal and accrued interest is due and payable on the earlier of (i) September 1, 2013, (ii) 180 days following the date of the termination of his employment for any reason, or (iii) upon sale of the residence. On March 5, 2007, just before the end of fiscal year 2007, Mr. French resigned in light of the findings of a voluntary review of the Company’s past stock option granting practices performed by a Special Committee of the Company’s Board of Directors (“the Board”). Pursuant to the terms described above, the loan will now be due and payable no later than September 1, 2007, although payment may be required sooner should the residence be sold before that date. The aggregate amount of principal plus accrued interest outstanding under this loan at the end of fiscal years 2007 and 2006 was $1,151,000 and $1,088,000 and, respectively. This loan is currently classified as a short-term asset on the balance sheet under “Other current assets.” In the event of his death or disability, the principal and accrued interest will be forgiven, subject to applicable law.

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

A Board-appointed Special Committee recently completed an investigation into our historical stock option granting practices. In light of the findings of the Special Committee and the restatement of our financial statements for fiscal years 2002 through 2006 as well as the first quarter of fiscal year 2007, management re-evaluated the assessment presented in Management’s Report on Internal Control Over Financial Reporting in our Annual Report on Form 10-K for the fiscal year ended March 25, 2006. As stated in the Amended Annual Report 10-K/A filed with the SEC on April 18, 2007, management concluded that the Company had a material weakness with respect to our control environment as it relates to stock option granting practices, including the involvement of our former CEO in the grant process, and that, solely for this reason, its internal control over financial reporting and its disclosure controls and procedures were not effective as of March 25, 2006.

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

In connection with the filing of this Annual Report on Form 10-K, our current management, under the supervision of our CEO and Chief Financial Officer (“CFO”), conducted an evaluation of our disclosure controls and procedures as of March 31, 2007. Based on this evaluation, our CEO and CFO concluded that the Company has remediated the material weakness in internal control over financial reporting relating to stock option granting practices and that our disclosure controls and procedures were effective at a reasonable assurance level on March 31, 2007.

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

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment of internal control over financial reporting, management has concluded that our internal control over financial reporting was effective as of March 31, 2007 to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s updated assessment of our internal control over financial reporting as of March 31, 2007, included in Item 8 of this report.

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

This material weakness was initially identified in conjunction with the Special Committee’s investigation and was remediated based upon previously implemented process improvements and the subsequent resignation of our former chief executive officer on March 5, 2007.

Changes in Internal Control over Financial Reporting

Except for the remediation to the material weakness described above, there were no other changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information set forth in the Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on July 27, 2007 under the headings “Board Structure and Compensation,” “Proposal 1: Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

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

ITEM 14.	Principal Accountant Fees and Services

The information set forth in the Proxy Statement under the heading “Audit and Non-Audit Fees and Services,” is incorporated herein by reference.

PART IV

ITEM 15.	Exhibit and, Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1.	Consolidated Financial Statements

•	Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheet as of March 31, 2007 and March 25, 2006.

•	Consolidated Statement of Operations for the fiscal years ended March 31, 2007, March 25, 2006, and March 26, 2005.

•	Consolidated Statement of Cash Flows for the fiscal years ended March 31, 2007, March 25, 2006, and March 26, 2005.

•	Consolidated Statement of Stockholders’ Equity for the fiscal years ended March 31, 2007, March 25, 2006, and March 26, 2005.

•	Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

3.	Exhibits

The following exhibits are filed as part of or incorporated by reference into this Report:

3.1		Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998.(1)
3.2		Agreement and Plan of Merger, filed with the Delaware Secretary of State on February 17, 1999.(1)
3.3		Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock, filed with the Delaware Secretary of State on March 30, 1999.(1)
3.4		Amended and Restated Bylaws of Registrant.(9)
3.5		Certificate of Elimination dated May 26, 2005(8)
10	.1+	Amended 1987 Stock Option Plan.(3)
10	.2+	1989 Employee Stock Purchase Plan, as amended September 21, 2005.(10)
10	.3+	1990 Directors’ Stock Option Plan, as amended.(4)
10	.4+	1996 Stock Plan, as amended.(4)
10	.5+	2002 Stock Option Plan, as amended.(2)
10.6		Form of Indemnification Agreement.(1)
10	.7+	Employment Agreement by and between Registrant and David D. French dated February 7, 2002.(5)
10	.8+	Executive Incentive Plan.(5)
10.9		Lease between TPLP Office and Registrant, dated April 1, 2000 for 54,385 square feet located at 4210 S. Industrial Drive Austin, Texas.(1)
10.10		Lease between ProLogis Trust and Registrant, dated March 31, 1995 for 176,000 square feet located at 4129 Commercial Center Drive and 4209 S. Industrial Austin, Texas, as amended through December 20, 1996.(1)
10.11		Lease between American Industrial Properties and Registrant, dated September 15, 1999 for 18,056 square feet located at 4120 Commercial Drive Austin, Texas.(1)
10.12		Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant, dated November 10, 2000 for 197,000 square feet located at 2901 Via Fortuna, Austin, Texas.(1)
10.13		Amendment No. 1 to Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant dated November 10, 2000.(5)
10.14		Amendment No. 2 to Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant dated November 10, 2000.(2)
10	.15+	Employment Agreement by and between Registrant and John T. Kurtzweil dated March 15, 2004.(6)
10.16		Amended and Restated Rights Agreement, dated as of February 17, 1999 between Cirrus Logic, Inc. and BankBoston, N.A.(7)
10.17		First Amendment to Amended and Restated Rights Agreement dated as of May 25, 2005, between Cirrus Logic, Inc. and BankBoston, N.A.(8)
10.18		Amendment No. 3 to Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant dated November 10, 2000.(11)
10.19		Employment Agreement by and between Registrant and Gregory S. Thomas dated May 24, 2006.(11)
10	.20+	Cirrus Logic, Inc. 2006 Stock Incentive Plan.(13)
10	.21+	Form of Stock Option Agreement for options granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan.(13)
10	.22+	Form of Notice of Grant of Stock Option for options granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan.(13)
10	.23+	Resignation Agreement between David D. French and Cirrus Logic, Inc. dated March 5, 2007(12)
14		Code of Conduct.(6)
23	.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24	.1*	Power of Attorney (see signature page).
31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensatory plan or arrangement.

*	Filed with this Form 10-K.

(1)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 22, 2001.
(2)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 29, 2003, filed with the Commission on June 13, 2003.
(3)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 30, 1996, filed with the Commission on June 28, 1996.
(4)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed with the Commission on August 8, 2001 (Registration No. 333-67322).
(5)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 30, 2002, filed with the Commission on June 19, 2002.
(6)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 27, 2004, filed with the Commission on June 9, 2004.
(7)	Incorporated by reference from Registrant’s Registration Statement of Amendment No. 1 to Form 8-A filed on March 3, 1999.

(8)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 26, 2005, filed with the Commission on May 27, 2005.
(9)	Incorporated by reference from Registrant’s Report of Form 8-K filed with the Commission on September 21, 2005.
(10)	Incorporated by reference from Registrant’s Report on Form 10-Q filed with the Commission on October 25, 2005.
(11)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 25, 2006 filed with the Commission on May 25, 2006.
(12)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the Commission on March 7, 2007.
(13)	Incorporated by reference from Registration’s Statement on Form S-8 filed with the Commission on August 1, 2006.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities and on the dates indicated have signed this report below:

Signature	Title	Date

/s/ Michael L. Hackworth Michael L. Hackworth	Chairman of the Board and Director	June 1, 2007

/s/ Jason P. Rhode Jason P. Rhode	President and Chief Executive Officer	June 1, 2007

/s/ Thurman K. Case Thurman K. Case	Vice President, Chief Financial Officer and Chief Accounting Officer	June 1, 2007

/s/ D. James Guzy D. James Guzy	Director	June 1, 2007

/s/ Suhas S. Patil Suhas S. Patil	Chairman Emeritus and Director	June 1, 2007

/s/ Walden C. Rhines Walden C. Rhines	Director	June 1, 2007

/s/ William D. Sherman William D. Sherman	Director	June 1, 2007

/s/ Robert H. Smith Robert H. Smith	Director	June 1, 2007

Exhibit Index

(a) The following exhibits are filed as part of this Report:

Number	Description

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page).
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.