Form 10-Q
period 2007-06-30
CIRRUS LOGIC INC
filed 2007-07-31
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 27, 2007 was 88,988,745.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED JUNE 30, 2007

Part I.
ITEM 1. FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEET
(in thousands)

	June 30,	March 31,
	2007	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$97,566	$87,960
Restricted investments	5,755	5,755
Marketable securities	174,242	178,000
Accounts receivable, net	19,428	19,127
Inventories	17,512	16,496
Other current assets	14,138	13,699

Total current assets	328,641	321,037

Property and equipment, net	10,508	11,407
Intangibles, net	11,246	8,550
Goodwill	6,461	6,461
Investment in Magnum Semiconductor	3,657	3,657
Other assets	1,900	1,948

Total assets	$362,413	$353,060

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,643	$10,434
Accrued salaries and benefits	6,565	7,816
Other accrued liabilities	9,890	10,519
Deferred income on shipments to distributors	5,362	4,290
Income taxes payable	6	1,561

Total current liabilities	33,466	34,620

Other long-term obligations	12,659	13,503

Stockholders’ equity:
Capital stock	932,689	926,900
Accumulated deficit	(615,616)	(621,180)
Accumulated other comprehensive loss	(785)	(783)

Total stockholders’ equity	316,288	304,937

Total liabilities and stockholders’ equity	$362,413	$353,060

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(in thousands, except per share amounts; unaudited)

	Three Months Ended
	June 30,	June 24,
	2007	2006
Net sales	$41,124	$45,181
Cost of sales	16,759	18,021

Gross Margin	24,365	27,160

Operating expenses:
Research and development	10,913	11,670
Selling, general and administrative	12,981	11,091

Total operating expenses	23,894	22,761

Income from operations	471	4,399

Realized gain on marketable securities	—	193
Interest income, net	3,507	2,965
Other income, net	26	55

Income before income taxes	4,004	7,612
Provision (benefit) for income taxes	15	(213)

Net income	$3,989	$7,825

Basic income per share:	$0.05	$0.09

Diluted income per share:	$0.04	$0.09

Basic weighted average common shares outstanding:	88,490	87,196
Diluted weighted average common shares outstanding:	89,669	88,759
The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(in thousands; unaudited)

	Three Months Ended
	June 30,	June 24,
	2007	2006
Cash flows from operating activities:
Net income	$3,989	$7,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,731	1,732
Stock compensation expense	1,498	1,342
Gain on marketable securities	—	(193)
Other non-cash benefits	(244)	(511)
Net change in operating assets and liabilities	(1,931)	(4,701)

Net cash provided by operating activities	5,043	5,494

Cash flows from investing activities:
Additions to property, equipment and software	(191)	(453)
Investments in technology	(3,336)	(182)
Purchase of marketable securities	(61,837)	(52,052)
Proceeds from sale and maturity of marketable securities	65,593	29,883
Decrease (increase) in deposits and other assets	43	(74)

Net cash provided by (used in) investing activities	272	(22,878)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	4,291	3,762

Net cash provided by financing activities	4,291	3,762

Net increase (decrease) in cash and cash equivalents	9,606	(13,622)

Cash and cash equivalents at beginning of period	87,960	116,675

Cash and cash equivalents at end of period	$97,566	$103,053

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
     The consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. (“we,” “us,” “our,” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). The accompanying unaudited consolidated condensed financial statements do not include complete footnotes and financial presentations. As a result, these financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended March 31, 2007, included in our 2007 Annual Report on Form 10-K filed with the Commission on June 4, 2007. In our opinion, the financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows, for those periods presented. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.
Recently Issued Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements of uncertain tax positions. The accounting provisions of FIN 48 were effective for the Company beginning April 1, 2007, the first day of our fiscal year. As a result of the adoption of this new pronouncement, we recognized a $1.6 million decrease in the liability for unrecognized tax benefits with a corresponding increase to the beginning balance of retained earnings. The company is complying with the current provisions of FIN 48. See Note 4, “Income Taxes” for further details.
2. Accounts Receivable, net
     The following are the components of accounts receivable (in thousands):

	June 30,	March 31,
	2007	2007
	(unaudited)
Gross accounts receivable	$19,554	$19,232
Allowance for doubtful accounts	(126)	(105)

	$19,428	$19,127

3. Inventories
     Inventories are comprised of the following (in thousands):

	June 30,	March 31,
	2007	2007
	(unaudited)
Work in process	$7,618	$6,646
Finished goods	9,894	9,850

	$17,512	$16,496

4. Income Taxes
     We recognized income tax expense of $15 thousand for the first quarter of fiscal year 2008 which consisted primarily of estimated income taxes due in certain foreign jurisdictions and the U.S. alternative minimum tax. Our tax expense for the first quarter of fiscal year 2008 is based on an estimated effective tax rate which is derived from an estimate of consolidated earnings before taxes for fiscal year 2008. The estimated effective tax rate is impacted primarily by the worldwide mix of consolidated earnings before taxes and an assessment regarding the realizability of our deferred tax assets. Our tax expense for the first quarter of fiscal year 2008 was less than the Federal statutory rate primarily as a result of the utilization of a portion of our U.S. deferred tax asset which had been subjected to a valuation allowance.
     We recognized a net income tax benefit of $0.2 million for the first quarter of fiscal year 2007 primarily from the expiration of the statute of limitations for years in which certain foreign income tax exposures for transfer pricing issues had existed. The fiscal year 2007 benefit is net of non-U.S. income taxes and U.S. alternative minimum tax. Our tax expense for the first quarter of fiscal year 2007 was less than the Federal statutory rate due primarily to the utilization of a portion of our U.S. deferred tax asset, on which there had been placed a full valuation allowance, and the release of certain tax contingency reserves.
     We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on April 1, 2007. As a result of the adoption of this new pronouncement, we recognized a $1.6 million decrease in the liability for unrecognized tax benefits with a corresponding increase to the balance of retained earnings as of April 1, 2007.
     As of the date of adoption, the balance of unrecognized tax benefits was $2.6 million. All of the unrecognized tax benefits are associated with tax carryforwards that, if recognized, would have no effect on the effective tax rate because the recognition of the associated deferred tax asset would be offset by an increase to the valuation allowance. We do not expect that our unrecognized tax benefits will change significantly in the next 12 months.
     We accrue interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. As of the adoption date of FIN 48 and as of June 30, 2007, the balance of accrued interest and penalties was zero. No interest or penalties were incurred during the first quarter of fiscal year 2008.
     Cirrus Logic, Inc. and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. We are not currently under audit in any of these jurisdictions. Fiscal years 2003 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject.

5. Restructuring and Other Costs
     The following table details the changes in all of our restructuring accruals during the three months ended June 30, 2007 (in thousands; unaudited):

	March 31,			June 30,
Description	2007	Charges to P&L	Cash Payments	2007
Severance — fiscal year 2007	$195	$—	$(47)	$148
Severance — fiscal year 2006	—	—	—	—
Facilities abandonment — fiscal year 2007	204	—	(51)	153
Facilities abandonment — fiscal year 2006	1,727	—	(221)	1,506
Facilities abandonment — fiscal year 2004	3,294	—	(158)	3,136
Facilities abandonment — fiscal year 1999	397	—	—	397

	$5,817	$—	$(477)	$5,340

     As of June 30, 2007, we had a remaining accrual from all of our past restructurings of $5.3 million, primarily related to net lease expenses that will be paid over their respective lease terms through fiscal year 2013, along with other anticipated lease termination costs. We have classified $3.0 million of this restructuring accrual as long-term.
6. Earnings Per Share
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
     The weighted average outstanding options excluded from our diluted calculation for the quarter ended June 30, 2007 and June 24, 2006 were 3,344,000 and 4,846,000, respectively, as the exercise price exceeded the average market price during the respective periods.
7. Legal Matters
Derivative Lawsuits
     On January 5, 2007, a purported stockholder filed a derivative lawsuit in state district court in Travis County, Texas against current and former officers and directors of Cirrus Logic and against the Company, as a nominal defendant, alleging various breaches of fiduciary duties, conspiracy, improper financial reporting, insider trading, violations of the Texas Securities Act, unjust enrichment, accounting, gross mismanagement, abuse of control, rescission, and waste of corporate assets related to certain prior grants of stock options by the Company. Our response to the lawsuit was filed on April 20, 2007. On June 12, 2007, the state district court stayed the lawsuit until a final determination is reached in the District Court actions described below.
     Three additional lawsuits arising out of the same claims have been filed in federal court in the United States District Court for the Western District of Texas – Austin Division. Between March 19, 2007 and May 22, 2007, three purported stockholders filed derivative lawsuits related to the Company’s prior stock option grants against current and former officers and directors of Cirrus Logic and against the Company, as a nominal defendant. The individual defendants named in these lawsuits overlap, but not completely, with the state suit. The lawsuits allege many of the causes of action alleged in the Texas state court suit, but also includes claims for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5, violations of

Section 14(a) of the Exchange Act and violations of Section 20(a) of the Exchange Act. On April 10, 2007, we filed a motion to dismiss the complaint that was filed on March 19, 2007 on the ground that the plaintiff was required to make a demand on the Board before filing the lawsuit. The plaintiff did not file a response to the motion to dismiss. If our motion is successful, we intend to file similar motions to dismiss in the other federal cases.
          On June 25, 2007, the court held a hearing on the motion to dismiss. The court heard argument on the motion, but did not make a ruling. As the hearing, the plaintiffs informed the court that they would move to voluntarily dismiss the claims in the federal court cases and indicated their intent to coordinate their efforts in the state district court case. The court ordered the parties to brief the matter before it ruled on the motion to voluntarily dismiss or the Company’s motion to dismiss. The plaintiffs filed their motion to voluntarily dismiss on July 16, 2007. We intend to file an opposition to the plaintiffs’ motion.
     We intend to defend these lawsuits vigorously. However, we cannot predict the ultimate outcome of this litigation and we are unable to estimate any potential liability we may incur.
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
     On July 5, 2007 , the Court granted our motion for judgment on the pleadings, determining that all claims except for the misappropriation of trade secrets claims were pre-empted by federal trade secret law. The only remaining allegation by Silvaco against us is for misappropriation of trade secrets.
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

8. Comprehensive Income
     The components of comprehensive income, net of tax, are as follows (in thousands; unaudited):

	Three Months Ended
	June 30,	June 24,
	2007	2006
Net income	$3,989	$7,825
Adjustments to arrive at comprehensive income:
Change in unrealized loss on marketable securities	(2)	(118)
Reclassification adjustment for realized gains included in net income	—	(193)

Comprehensive income	$3,987	$7,514

9. Segment Information
     We are a premier supplier of high-precision analog and mixed-signal integrated circuits (“ICs”) for a broad range of consumer, professional, and industrial markets. We develop and market ICs and embedded software used by original equipment manufacturers. We determine our operating segments in accordance with Statement of Financial Accounting Standard No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information.” Our chief executive officer (“CEO”) has been identified as the chief operating decision maker as defined by SFAS 131. Certain reclassifications have been made to the 2007 fiscal year presentation to conform to fiscal year 2008 presentation. We now report revenue in two product categories: Audio Products and Industrial Products. This reclassification had no effect on the results of operations or stockholders’ equity.
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
     In accordance with SFAS 131, below is a summary of our net sales by product line (in thousands; unaudited):

	Three Months Ended
	June 30,	June 24,
	2007	2006
Audio products	$22,480	$27,943
Industrial products	18,644	17,238

	$41,124	$45,181

10. Subsequent Events
     On July 11, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Apex Acquisition Company, an Arizona corporation and wholly owned subsidiary of the Company (“Merger Sub”), Apex Microtechnology Corporation, an Arizona corporation (“Apex”), James

A. Unruh (as Representative), and certain Apex equity holders. The Merger Agreement provides for the acquisition of Apex by the Company pursuant to the merger of Merger Sub with and into Apex, with Apex being the surviving corporation (the “Merger”), which occurred on July 24, 2007.
     Subject to the terms of the Merger Agreement, the Company paid an aggregate cash consideration of approximately $42 million, subject to certain adjustments based upon Apex’s net working capital immediately prior to the closing date. In addition, the Company placed $6.3 million of the purchase price into an escrow account to indemnify the Company against losses resulting from any breaches of Apex’s representations, warranties, covenants and agreements, certain environmental matters, claims regarding dissenting shareholders and certain other matters. To the extent that the escrow fund is insufficient, Apex’s equity holders have agreed to indemnify the Company for losses resulting from breaches of certain of Apex’s representations and warranties, covenants and agreements, and certain environmental matters, subject to the limitations set forth in the Merger Agreement.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read along with the unaudited consolidated condensed financial statements and notes thereto included in Item 1 of this Quarterly Report, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 31, 2007, contained in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“Commission”) on June 4, 2007. We maintain a web site at www.cirrus.com, which makes available free of charge our recent annual report and all other filings we have made with the SEC. This Management’s Discussion and Analysis of Financial Condition and Results of Operations and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding second quarter sales, gross margins, and combined research and development and selling, general and administrative expenses. In some cases, forward-looking statements are identified by words such as “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” “intend” and variations of these types of words and similar expressions are intended to identify these forward-looking statements. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.
     Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in “Item 1A – Risk Factors Affecting our Business and Prospects” in our 2007 Annual Report on Form 10-K filed with the Commission on June 4, 2007, as well as the risk factor discussed in “Item 1A – Risk Factors” in this Current Report on Form 10-Q. Readers should carefully review these risk factors, as well as those identified in the documents filed by us with the Commission.

Overview
     Cirrus Logic (“we,” “us,” “our,” or the “Company”) develops high-precision, analog and mixed-signal integrated circuits (“ICs”) for a broad range of consumer and industrial markets. Building on our diverse analog mixed-signal patent portfolio, Cirrus Logic delivers highly optimized products for consumer and commercial audio, automotive entertainment, industrial and aerospace applications. We develop and market ICs and embedded software used by original equipment manufacturers.
Critical Accounting Policies
     Our discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated condensed financial statements included in this report, which have been prepared in accordance with U. S. generally accepted accounting principles. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts. We evaluate the estimates on an on-going basis. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. We also have policies that we consider to be key accounting policies, such as our policies for revenue recognition, including the deferral of revenues and cost of sales on sales to our distributors, and our stock option granting practices; however, these policies do not meet the definition of critical accounting estimates because they do not generally require us to make estimates or judgments that are difficult or subjective.
     We believe the following critical accounting policies involve significant judgments and estimates that are used in the preparation of the consolidated condensed financial statements:
▪	For purposes of determining the assumptions used in the calculation of stock compensation expense under the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 (R) (“SFAS No. 123(R)”), we perform an analysis of current market data and historical company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as assumptions in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our Consolidated Condensed Statement of Operations. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.
▪	We maintain allowances for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We regularly evaluate our allowance for doubtful accounts based upon the age of the receivable, our ongoing customer relations, as well as any disputes with the customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which could have a material effect on our operating results and financial position. Additionally, we may maintain an allowance for doubtful accounts for estimated losses on receivables from customers with whom we are involved in litigation.
▪	Inventories are recorded at the lower of cost or market, with cost being determined on a first-in, first-out basis. We write down inventories to net realizable value based on forecasted demand, management judgment, and the age of inventory. Actual demand and market conditions may be different from those projected by management, which could have a material effect on our operating results and financial position.
▪	We evaluate the recoverability of property and equipment and intangible assets in accordance with Statement of Financial Accounting Standard No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” We test for impairment losses on long-lived assets used in

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
▪	Our available-for-sale investments, non-marketable securities and other investments are subject to a periodic impairment review pursuant to Emerging Issues Task Force No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Investments are considered impaired when a decline in fair value is judged other-than-temporary. This determination requires significant judgment and actual results may be materially different than our estimate. Marketable securities are evaluated for impairment if the decline in fair value below cost basis is significant and/or has lasted for an extended period. Non-marketable securities or other investments are considered impaired when a decline in fair value is judged other-than-temporary. For investments accounted for using the cost method of accounting, we evaluate information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of the investment. This list is not all inclusive and we weigh all quantitative and qualitative factors in determining if an other-than-temporary decline in value of an investment has occurred. When a decline in value is deemed other-than-temporary, we recognize an impairment loss in the current period’s operating results to the extent of the decline. Actual values could be different from those estimated by management, which could have a material effect on our operating results and financial position.
▪	In accordance with Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes,” we provide for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance against a substantial portion of our net U.S. deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis by determining whether or not the anticipated pre-tax income for the upcoming twelve months is expected to be sufficient to utilize the deferred tax assets that we have recognized. If our future income is not sufficient to utilize the deferred tax assets that we have recognized, we increase the valuation allowance to the point at which all of the remaining recognized deferred tax assets will be utilized by the anticipated future pre-tax income for the next twelve months. An increase in the valuation allowance results in a simultaneous increase to income tax expense or, in some cases, a decrease in contributed capital. If our anticipated future pre-tax income is sufficient to conclude that additional deferred tax assets should be recognized, we decrease the valuation allowance. This results in a simultaneous decrease to income tax expense or, possibly, an increase in contributed capital.
▪	Restructuring charges for workforce reductions and facilities consolidations reflected in the accompanying financial statements were accrued based upon specific plans established by management, in accordance with Emerging Issues Task Force No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” or SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” depending upon the time of the restructuring activity. We use an estimated borrowing rate as the discount rate for all of our restructuring accruals made under SFAS 146. Our facilities consolidation accruals are based upon our estimates as to the length of time a facility would be vacant, as well as the amount of sublease income we would receive once we sublet the facility, after considering current and projected market conditions. Changes in these estimates could result in an adjustment to our restructuring accruals in a future quarter, which could have a material effect on our operating results and financial position.
▪	We are subject to the possibility of loss contingencies for various legal matters. We regularly evaluate current information available to us to determine whether any accruals should be made based on the status of the case, the results of the discovery process and other factors. If we ultimately determine that an accrual should be made for a legal matter, this accrual could have a material effect on our operating results and financial position and the ultimate outcome may be materially different than our estimate.
Results of Operations
     The following table summarizes the results of our operations for the first quarter of fiscal years 2008 and 2007 as a percent of net sales. All percent amounts were calculated using the underlying data in thousands, unaudited:

	Percentage of Net Sales
	Three Months Ended
	June 30,	June 24,
	2007	2006
Audio products	55%	62%
Industrial products	45%	38%

Net sales	100%	100%
Cost of sales	41%	40%
Gross Margin	59%	60%

Research and development	27%	26%
Selling, general and administrative	31%	24%

Total operating expenses	58%	50%

Income from operations	1%	10%

Realized gain on marketable securities	0%	0%
Interest income, net	9%	7%
Other income, net	0%	0%

Income before income taxes	10%	17%
Provision (benefit) for income taxes	0%	0%

Net income	10%	17%

Net Sales
     Net sales for the first quarter of fiscal year 2008 decreased $4.1 million, or 9 percent, to $41.1 million from $45.2 million for the first quarter of fiscal year 2007. Industrial products net sales increased $1.4 million, or 8 percent, during the first quarter of fiscal year 2008 from the comparable quarter of the prior fiscal year due in large part to growth in various industrial products, including our power meter products. Net sales from our audio products declined $5.5 million, or 20 percent, due primarily to erosion of market demand for our audio digital to analog converters.
     Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 60 percent and 66 percent of net sales during the first quarter of fiscal years 2008 and 2007, respectively. Our sales are denominated primarily in U.S. dollars. As a result, we have not entered into foreign currency forward exchange and option contracts.
     We had no direct customers that accounted for more than 10 percent of our sales. We had one distributor that represented 30 percent and 28 percent of our sales for the first quarter of fiscal year 2008 and fiscal year 2007, respectively.

Gross Margin
     Gross margin was 59.2 percent in the first quarter of fiscal year 2008, down from 60.1 percent in the first quarter of fiscal year 2007. The decrease in gross margin was driven primarily by a change in both customer and product mix. Furthermore, during the first quarter of fiscal year 2007, gross margin received a net release to reserves of approximately $0.4 million compared to a charge of $0.1 million during the comparable quarter of fiscal year 2008. As a result of these charges and releases, gross margin was negatively impacted during the current quarter by approximately 1.3 percent.
Research and Development Expense
     Research and development expense for the first quarter of fiscal year 2008 of $10.9 million decreased $0.8 million from $11.7 million in the first quarter of fiscal year 2007. This decrease was primarily due to higher than normal product development expenses during the first quarter of fiscal year 2007 of approximately $0.5 million that did not reoccur in the current period coupled with lower software maintenance expense of approximately $0.2 million during the first quarter of fiscal year 2008.
Selling, General and Administrative Expense
     Selling, general and administrative expense in the first quarter of fiscal year 2008 of $13.0 million increased by $1.9 million from $11.1 million in the first quarter of fiscal year 2007. This increase was due primarily to a $0.5 million charge related to our external stock option review during the first quarter of fiscal year 2008 as well as an increase in our marketing and sales headcount from the first quarter of fiscal year 2007 to first quarter of fiscal year 2008.
Interest Income
     Interest income was $3.5 million and $3.0 million for the first quarter of fiscal years 2008 and 2007, respectively. The increase of $0.5 million was primarily due to increased cash, cash equivalent, and marketable securities balances on which interest was earned coupled with higher rates of return on our investment portfolio.
Income Taxes
     We recognized income tax expense of $15 thousand for the first quarter of fiscal year 2008 which consisted primarily of estimated income taxes due in certain foreign jurisdictions and the U.S. alternative minimum tax. Our tax expense for the first quarter of fiscal year 2008 is based on an estimated effective tax rate which is derived from an estimate of consolidated earnings before taxes for fiscal year 2008. The estimated effective tax rate is impacted primarily by the worldwide mix of consolidated earnings before taxes and an assessment regarding the realizability of our deferred tax assets. Our tax expense for the first quarter of fiscal year 2008 was less than the Federal statutory rate primarily as a result of the utilization of a portion of our U.S. deferred tax asset which had been subjected to a valuation allowance.
     We recognized a net income tax benefit of $0.2 million for the first quarter of fiscal year 2007. The fiscal year 2007 benefit stems from the expiration of the statute of limitations for years in which certain foreign income tax exposures for transfer pricing issues had existed. The fiscal year 2007 benefit is net of non-U.S. income taxes and U.S. alternative minimum tax. Our tax expense for the first quarter of fiscal year 2007 was less than the Federal statutory rate due primarily to the utilization of a portion of our U.S. deferred tax asset, on which there had been placed a full valuation allowance, and the release of certain tax contingency reserves.

Recently Issued Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements of uncertain tax positions. The accounting provisions of FIN 48 were effective for the Company beginning April 1, 2007, the first day of our 2008 fiscal year. As a result of the adoption of this new pronouncement, we recognized a $1.6 million decrease in the liability for unrecognized tax benefits with a corresponding increase to the beginning balance of retained earnings as of April 1, 2007. We are complying with the current provisions of FIN 48.
Liquidity and Capital Resources
     During the first quarter of fiscal year 2008, we generated approximately $5.0 million of cash from operating activities. The primary increase in cash from operations was related to the cash components of our net income coupled with a $1.0 million increase in inventory. During the first quarter of fiscal year 2007, we generated approximately $5.5 million of cash and cash equivalents from operating activities. The increase in cash from operations during this period was primarily related to the cash components of our net income, partially offset by a decrease in accounts payable of $2.2 million coupled with increases in accounts receivable and net inventory of $0.6 million and $2.7 million, respectively.
     Net cash provided by in investing activities was $0.2 million during the first quarter of fiscal year 2008, primarily as a result of the net proceeds of $3.8 million from our available-for-sale securities partially offset by investments in technology and equipment of approximately $3.5 million, primarily resulting from the purchase of certain intellectual property from Tripath Technology, Inc. During the first quarter of fiscal year 2007, we used $22.9 million from investing activities primarily as a result of the purchase of $52.1 million of available-for-sale securities offset by the sale of $29.9 million in available-for-sale securities. Purchases of property and equipment and technology licenses were $0.6 million during the quarter.
     We generated $4.3 million and $3.8 million in cash from financing activities during the first quarter of fiscal years 2008 and 2007, respectively, due primarily to the issuance of common stock in connection with option exercises and our employee stock purchase plan.
     As of June 30, 2007, we have restricted cash of $5.7 million which primarily secures certain obligations under our lease agreement for the headquarters and engineering facility in Austin, Texas.
     We have not paid cash dividends on our common stock and currently intend to continue our policy of retaining any earnings for reinvestment in our business. Although we cannot give assurance that we will be able to generate cash in the future, we anticipate that our existing capital resources and cash flow generated from future operations will enable us to maintain our current level of operations for at least the next 12 months.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risks associated with interest rates on our debt securities, currency movements on non-U.S. dollar denominated assets and liabilities, and the affect of market factors on the value of our non-marketable equity securities. We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. There have been no significant changes in our interest rate or foreign exchange risk since we filed our 2007 Annual Report on Form 10-K on June 4, 2007.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure control and procedures
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the CEO and the Chief Financial Officer (“CFO”) concluded that, as of June 30, 2007, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our controls and procedures are effective in timely alerting them to material information required to be included in this report.
Changes in control over financial reporting
     There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
Derivative Lawsuits
     On January 5, 2007, a purported stockholder filed a derivative lawsuit in state district court in Travis County, Texas against current and former officers and directors of Cirrus Logic and against the Company, as a nominal defendant, alleging various breaches of fiduciary duties, conspiracy, improper financial reporting, insider trading, violations of the Texas Securities Act, unjust enrichment, accounting, gross mismanagement, abuse of control, rescission, and waste of corporate assets related to certain prior grants of stock options by the Company. Our response to the lawsuit was filed on April 20, 2007. On June 12, 2007, the state district court stayed the lawsuit until a final determination is reached in the District Court actions described below.
     Three additional lawsuits arising out of the same claims have been filed in federal court in the United States District Court for the Western District of Texas – Austin Division. Between March 19, 2007 and May 22, 2007, three purported stockholders filed derivative lawsuits related to the Company’s prior stock option grants against current and former officers and directors of Cirrus Logic and against the Company, as a nominal defendant. The individual defendants named in these lawsuits overlap, but not completely, with the state suit. The lawsuits allege many of the causes of action alleged in the Texas state court suit, but also includes claims for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5, violations of Section 14(a) of the Exchange Act and violations of Section 20(a) of the Exchange Act. On April 10, 2007, we filed a motion to dismiss the complaint that was filed on March 19, 2007 on the ground that the plaintiff was required to make a demand on the Board before filing the lawsuit. The plaintiff did not file a response to the motion to dismiss. If our motion is successful, we intend to file similar motions to dismiss in the other federal cases.
     On June 25, 2007, the court held a hearing on the motion to dismiss. The court heard argument on the motion, but did not make a ruling. As the hearing, the plaintiffs informed the court that they would move to voluntarily dismiss the claims in the federal court cases and indicated their intent to coordinate their efforts in the state district court case. The court ordered the parties to brief the matter before it ruled on the motion to voluntarily dismiss or the Company’s motion to dismiss. The plaintiffs filed their motion to voluntarily dismiss on July 16, 2007. We intend to file an opposition to the plaintiffs’ motion.

     We intend to defend these lawsuits vigorously. However, we cannot predict the ultimate outcome of this litigation and we are unable to estimate any potential liability we may incur.
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
     On July 5, 2007 , the Court granted our motion for judgment on the pleadings, determining that all claims except for the misappropriation of trade secrets claims were pre-empted by federal trade secret law. The only remaining allegation by Silvaco against us is for misappropriation of trade secrets.
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
ITEM 1A. RISK FACTORS
     In evaluating all forward-looking statements, readers should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements. Various risk factors associated with our business are included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, as filed with the U.S. Securities and Exchange Commission (“Commission”) on June 4, 2007 and available at www.sec.gov. With the exception of the updates in risk factors below, there have been no material changes to those risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 filed with the Commission on June 4, 2007.
We may face difficulties integrating and may incur costs associated with our acquisition of Apex Microtechnology Corporation.
     On July 24, 2007, we completed the acquisition of Apex Microtechnology Corporation (“Apex”). We could experience difficulties integrating the personnel, products, technologies, and operations of this company. Integrating this acquisition involves a number of risks, including, but not limited to:
▪	unexpected costs or incurring unknown liabilities, including potential unknown environmental liabilities associated with Apex’s manufacturing facility;

▪	the diversion of management’s resources from other business concerns involved in identifying, completing, and integrating the acquisition;

▪	the inability to retain the key employees at Apex;

▪	difficulties relating to integrating the operations and personnel of Apex;

▪	disruption in the supply of components purchased and incorporated into Apex’s hybrid and board-level products;

▪	entering into markets and acquiring technologies in areas in which we have little experience; and

▪	acquired intangible assets becoming impaired as a result of technological advancements, or worse-than-expected performance of Apex.
     If we are unable to successfully address any of these risks, our business could be harmed.
ITEM 6. EXHIBITS
     The following exhibits are filed as part of or incorporated by reference into this Report:

3.1	Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (1)

3.2	Agreement and Plan of Merger, filed with the Delaware Secretary of State on February 17, 1999. (1)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock, filed with the Delaware Secretary of State on March 30, 1999. (1)

3.4	Amended and Restated Bylaws of Registrant. (2)

3.5	Certificate of Elimination dated May 26, 2005 (3)

31.1 *	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Form 10-Q.
(1)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 22, 2001.

(2)	Incorporated by reference from Registrant’s Report of Form 8-K filed with the Commission on September 21, 2005.

(3)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 26, 2005 filed with the Commission on May 27, 2005.
SIGNATURE
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRRUS LOGIC, INC.
Date: July 31, 2007	By:	/s/ Thurman K. Case
Thurman K. Case
Chief Financial Officer and Principal Accounting Officer