Form 10-Q
period 2007-09-29
CIRRUS LOGIC INC
filed 2007-11-05
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007

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
Large accelerated filer ☐                      Accelerated filer ☑                      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of October 26, 2007 was 89,070,206.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED SEPTEMBER 29, 2007

Part I.
ITEM 1. FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEET
(in thousands; unaudited)

	September 29,	March 31,
	2007	2007
Assets
Current assets:
Cash and cash equivalents	$53,211	$87,960
Restricted investments	5,755	5,755
Marketable securities	174,490	178,000
Accounts receivable, net	23,814	19,127
Inventories	19,450	16,496
Other current assets	14,490	13,699

Total current assets	291,210	321,037

Long-term marketable securities	11,490	—
Property and equipment, net	20,720	11,407
Intangibles, net	31,718	8,550
Goodwill	12,655	6,461
Investment in Magnum Semiconductor	—	3,657
Other assets	2,190	1,948

Total assets	$369,983	$353,060

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,551	$10,434
Accrued salaries and benefits	7,873	7,816
Other accrued liabilities	10,537	10,519
Deferred income on shipments to distributors	6,946	4,290
Income taxes payable	8	1,561

Total current liabilities	39,915	34,620

Other long-term obligations	12,800	13,503

Stockholders’ equity:
Capital stock	933,824	926,900
Accumulated deficit	(615,948)	(621,180)
Accumulated other comprehensive loss	(608)	(783)

Total stockholders’ equity	317,268	304,937

Total liabilities and stockholders’ equity	$369,983	$353,060

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	September 29,	September 23,	September 29,	September 23,
	2007	2006	2007	2006
Net sales	$47,034	$48,179	$88,158	$93,360
Cost of sales	20,213	20,014	36,972	38,035

Gross Margin	26,821	28,165	51,186	55,325

Operating expenses:
Research and development	12,051	10,103	22,964	21,773
Selling, general and administrative	12,819	12,389	25,800	23,480
Restructuring and other costs	—	(428)	—	(428)
Impairment of non-marketable securities	3,657	—	3,657	—
Acquired in process research and development	1,761	—	1,761	—

Total operating expenses	30,288	22,064	54,182	44,825

Income (loss) from operations	(3,467)	6,101	(2,996)	10,500
Realized gain on marketable securities	—	—	—	193
Interest income, net	3,180	3,154	6,687	6,119
Other income, net	(30)	(25)	(4)	30

Income (loss) before income taxes	(317)	9,230	3,687	16,842
Provision (benefit) for income taxes	15	(97)	30	(310)

Net income (loss)	$(332)	$9,327	$3,657	$17,152

Basic income (loss) per share:	$—	$0.11	$0.04	$0.20

Diluted income (loss) per share:	$—	$0.11	$0.04	$0.19

Basic weighted average common shares outstanding:	88,998	87,553	88,744	87,374
Diluted weighted average common shares outstanding:	88,998	88,499	89,753	88,620
The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(in thousands; unaudited)

	Six Months Ended
	September 29,	September 23,
	2007	2006
Cash flows from operating activities:
Net income	$3,657	$17,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,991	2,936
Stock compensation expense	2,070	3,109
Gain on marketable securities	—	(193)
Loss on video product line asset sale	—	235
Impairment of non-marketable securities	3,657	—
Acquired in process research and development write-off	1,761	—
Excess tax benefit related to the exercise of employee stock options	—	(57)
Other non-cash benefits	(251)	(758)
Net change in operating assets and liabilities, net of acquired assets and liabilities	925	(7,401)

Net cash provided by operating activities	15,810	15,023

Cash flows from investing activities:
Additions to property, equipment and software	(1,024)	(1,181)
Investments in technology	(3,591)	(540)
Acquisition of Apex Microtechnology, net of cash acquired	(42,753)	—
Purchase of marketable securities	(133,017)	(112,900)
Proceeds from sale and maturity of marketable securities	125,212	74,398
Increase in deposits and other assets	(240)	(135)

Net cash used in investing activities	(55,413)	(40,358)

Cash flows from financing activities:
Excess tax benefit related to the exercise of employee stock options	—	57
Net proceeds from the issuance of common stock	4,854	4,743

Net cash provided by financing activities	4,854	4,800

Net decrease in cash and cash equivalents	(34,749)	(20,535)

Cash and cash equivalents at beginning of period	87,960	116,675

Cash and cash equivalents at end of period	$53,211	$96,140

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
     The consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. (“we,” “us,” “our,” “Cirrus,” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended September 29, 2007 are not necessarily indicative of the results that may be expected for the year ended March 31, 2008.
     The consolidated condensed balance sheet at March 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Cirrus Logic, Inc.’s annual report on Form 10-K for the year ended March 31, 2007, filed with the Commission on June 4, 2007.
Recently Issued Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements of uncertain tax positions. The accounting provisions of FIN 48 were effective for the Company beginning April 1, 2007, the first day of our fiscal year. As a result of the adoption of this new pronouncement, we recognized a $1.6 million decrease in the liability for unrecognized tax benefits with a corresponding increase to the beginning balance of retained earnings. The company is complying with the current provisions of FIN 48. See Note 4, “Income Taxes” for further details.
     In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company is currently evaluating the effect that the adoption of SFAS 157 will have on our financial position and results of operations.
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities— Including an amendment of FASB Statement No. 115.”  SFAS 159 expands the use of fair value accounting to many financial instruments and certain other items.  The fair value option is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the effect that the adoption of SFAS 159 will have on our financial position and results of operations.

2. Accounts Receivable, net
     The following are the components of accounts receivable (in thousands):

	September 29,	March 31,
	2007	2007
Gross accounts receivable	$23,956	$19,232
Allowance for doubtful accounts	(142)	(105)

	$23,814	$19,127

3. Inventories
     Inventories are comprised of the following (in thousands):

	September 29,	March 31,
	2007	2007
Work in process	$9,958	$6,646
Finished goods	9,492	9,850

	$19,450	$16,496

4. Income Taxes
     We recognized a provision for income taxes of $15 thousand and $30 thousand for the second quarter and first six months of fiscal year 2008, respectively. The income tax expense for both periods was primarily driven by estimated income taxes due in certain foreign jurisdictions and the U.S. alternative minimum tax. Our tax expense for the second quarter and first six months of fiscal year 2008 is based on an estimated effective tax rate which is derived from an estimate of consolidated earnings before taxes for fiscal year 2008.  The estimated effective tax rate is impacted primarily by the worldwide mix of consolidated earnings before taxes and an assessment regarding the realizability of our deferred tax assets.  Our tax expense for the second quarter and first six months of fiscal year 2008 was less than the Federal statutory rate primarily as a result of the utilization of a portion of our U.S. deferred tax asset, which had been subjected to a valuation allowance.
     We recognized a benefit for income taxes of $0.1 million and $0.3 million for the second quarter and first six months of fiscal year 2007, respectively. Included in the second quarter fiscal year 2007 tax benefit is a one-time tax refund of prior period, non-U.S. taxes of $0.2 million. The income tax benefit for the first six months of fiscal year 2007 of $0.3 million was generated by the expiration of the statute of limitations for years in which certain non-U.S. income tax exposures for transfer pricing issues had existed. The fiscal year 2007 benefit is net of non-U.S. income taxes and U.S. alternative minimum tax. Our tax expense for the second quarter and the first six months of fiscal year 2007 was less than the Federal statutory rate due primarily to the utilization of a portion of our U.S. deferred tax asset on which there had been placed a full valuation allowance, a one-time non-U.S. income tax refund in the second quarter and the release of a tax contingency reserve in the first quarter.
     We adopted the provisions of FIN 48 on April 1, 2007. As a result of the adoption of this new pronouncement, we recognized a $1.6 million decrease in the liability for unrecognized tax benefits with a corresponding increase to the balance of retained earnings as of April 1, 2007.
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

     We accrue interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. As of the adoption date of FIN 48 and as of September 29, 2007, the balance of accrued interest and penalties was zero. No interest or penalties were incurred during the second quarter or first six months of fiscal year 2008.
     The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. We are not currently under audit in any of these jurisdictions. Fiscal years 2003 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject.
5. Acquisition of Business
     On July 24, 2007, we acquired 100 percent of the outstanding stock of Apex Microtechnology, Inc. (“Apex”). Apex designs and produces integrated circuits, hybrids and modules used in a wide range of industrial and aerospace applications that require high-power precision analog products, such as Pulse Width Modulators (“PWM”) and power amplifiers. These precision amplifiers are used for driving motors, piezo electrics, programmable power supplies and other devices requiring high power and precision control and provide a compliment to our existing Industrial product line. The results of Apex’s operations have been included in our consolidated financial statements since the acquisition date. We acquired Apex for a purchase price of $42.8 million, consisting primarily of cash and direct acquisition costs.
     Below is a preliminary summary, which details the assets and liabilities acquired as a result of the acquisition (in thousands):

		Summary
Acquired Assets
Trade Accounts Receivable	$2,859
Inventory	2,709
Fixed Assets, net	10,605
Other assets	745
Total Assets Identified		16,918

Developed Technology (15 year life)	$14,283
Tradename (indefinite life)	2,438
Customer Relationships (15 year life)	4,506
Acquired Intangibles subtotal		21,227
In-process research and development expense		1,761
Goodwill		6,194

Acquired Liabilities
Deferred tax liability	$(893)
Other liabilities	(2,454)
Total Liabilities Identified		(3,347)

Total Purchase Price		$42,753

     The preliminary purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates. Upon receipt of a finalized valuation, we anticipate that we will be able to complete the purchase price allocation, as there are no known open contingencies that have not been factored into the purchase price. We recorded acquired intangible assets of $21.2 million, which are being amortized, excluding the acquired trade name, which is not being amortized, over a composite life of 15 years, and goodwill of $6.2 million. Approximately $1.8 million of the purchase price was allocated to in-process research and development and was expensed upon completion of the acquisition, which was recorded as a separate line item on the Statement of Operations as a component in operating expenses.
     The following unaudited pro forma information presents a summary of the Company’s consolidated results of operations as if the Apex transaction occurred at the beginning of the fiscal year 2008 for the period presented (in thousands, except per share data):

Six Months Ended
Sept. 29,
2007
Revenue	$94,173
Income from continuing operations	$2,586
Net income	$2,705
Earnings per share, basic	$0.03
Earnings per share, diluted	$0.03
     The following unaudited pro forma information presents a summary of the Company’s consolidated results of operations as if the Apex transaction occurred at the beginning of the fiscal year 2007 for the period presented (in thousands, except per share data):

	Qtr. Ended	Six Months Ended
	Sept. 23,	Sept. 23,
	2006	2006
Revenue	$52,735	$102,770
Income from continuing operations	$10,204	$18,849
Net income	$9,957	$18,403
Earnings per share, basic	$0.12	$0.21
Earnings per share, diluted	$0.12	$0.21
6. Non-marketable Securities
     During the second quarter and first six months of fiscal year 2008, we determined an impairment indicator existed related to our cost method investment in Magnum Semiconductor, Inc. (“Magnum”), as Magnum recently participated in another round of capital funding from other sources, and our portion of the investment was diluted. We performed a fair value analysis of our cost method investment in Magnum in accordance with Emerging Issues Task Force No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Based on the results of this analysis as of September 29, 2007, we recognized an impairment of $3.7 million to reduce the carrying value of the Magnum cost method investment to zero. The impairment was recorded as a separate line item on the statement of operations in operating expenses under the caption “Impairment of non-marketable securities.”

7.	Restructuring and Other Costs
     The following table details the changes in all of our restructuring accruals during the six months ended September 29, 2007 (in thousands):

	March 31,			September 29,
Description	2007	Charges to P&L	Cash Payments	2007
Severance — fiscal year 2007	$195	$—	$(49)	$146
Facilities abandonment — fiscal year 2007	204	—	(173)	31
Facilities abandonment — fiscal year 2006	1,727	—	(392)	1,335
Facilities abandonment — fiscal year 2004	3,294	—	(295)	2,999
Facilities abandonment — fiscal year 1999	397	—	—	397

	$5,817	$—	$(909)	$4,908

     During the second quarter and first six months of fiscal year 2007, we realized a net benefit in restructuring and other costs, a component of operating expenses, of $0.4 million. The benefits were primarily composed of facility related charges for certain facilities in Fremont, California.
     As of September 29, 2007, we had a remaining accrual from all of our past restructurings of $4.9 million, primarily related to net lease expenses that will be paid over their respective lease terms through fiscal year 2013, along with other anticipated lease termination costs. We have classified $2.7 million of this restructuring accrual as long-term.
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
     The weighted average outstanding options excluded from our diluted calculation for the quarter ended September 29, 2007, and September 23, 2006, were 3,728,000 and 7,435,000, respectively, as the exercise price exceeded the average market price during the respective periods. The weighted average outstanding options excluded from our diluted calculation for the six-months ended September 29, 2007, and September 23, 2006, were 4,073,000 and 6,376,000, respectively, as the exercise price exceeded the average market price during the respective periods. Incremental weighted average common shares attributable to the assumed exercise of outstanding options of 855,000 shares as of September 29, 2007, were excluded from the computation of diluted net income (loss) per share because the effect would have been anti-dilutive due to our loss position during the second quarter of fiscal year 2008.
9. Legal Matters
Derivative Lawsuits
     On January 5, 2007, a purported stockholder filed a derivative lawsuit in the state district court in Travis County, Texas against current and former officers and directors of Cirrus Logic and against the Company, as a nominal defendant, alleging various breaches of fiduciary duties, conspiracy, improper financial reporting, insider trading, violations of the Texas Securities Act, unjust enrichment, accounting, gross mismanagement, abuse of control, rescission, and waste of corporate assets related to certain prior grants of stock options by the Company.  Our response to the lawsuit was filed on April 20, 2007.  On June 12, 2007, the state district court stayed the lawsuit until a final determination is reached in the District Court actions described below.
     Three additional lawsuits arising out of the same claims have been filed in federal court in the United States District Court for the Western District of Texas – Austin Division.  Between March 19, 2007 and May 22, 2007, three purported stockholders filed derivative lawsuits related to the Company’s prior stock option grants against current and former officers and directors of Cirrus Logic and against the Company, as a nominal defendant.  The individual defendants named in these lawsuits overlap, but not completely, with the state suit.  The lawsuits allege many of the causes of action alleged in the Texas state court suit, but also include claims for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5, violations of Section 14(a) of the Exchange Act and violations of Section 20(a) of the Exchange Act.
     On July 16, 2007, the plaintiffs in the three federal cases filed a motion to voluntarily dismiss their claims in the federal court and indicated their intent to coordinate their efforts in the state district court case.  After a hearing on the plaintiffs’ motion, the court denied the plaintiff’s motion and required the three purported stockholders to file a consolidated complaint in federal court. A consolidated complaint, including substantially similar allegations to the three previous complaints, was filed on October 9, 2007.
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
     On July 5, 2007, the Court granted our motion for judgment on the pleadings, determining that all claims except for the misappropriation of trade secrets claims were pre-empted by trade secret law.  On October 15, 2007, the Court granted our motion for summary judgment on the trade secret misappropriation claim because we presented undisputed evidence that Silvaco will be unable to prove that Cirrus misappropriated Silvaco’s trade secrets. The only remaining allegations in the suit are our claims against Silvaco for breach of contract.  Final judgment can only be entered upon resolution of our cross-complaint.
     In the event that Silvaco were to appeal from either of the trial court’s judgments in our favor, we intend to oppose the appeal and will continue to defend the lawsuit vigorously.  Until it is clear whether Silvaco will appeal from the trial court’s rulings or there is a final resolution of these issues if Silvaco does appeal, we cannot predict the ultimate outcome of this litigation and we are unable to estimate any potential liability we may incur.
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

10. Comprehensive Income
     The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 29,	September 23,	September 29,	September 23,
	2007	2006	2007	2006
Net income (loss)	$(332)	$9,327	$3,657	$17,152
Adjustments to arrive at comprehensive income:
Change in unrealized loss on marketable securities	177	366	175	248
Reclassification adjustment for realized gains included in net income	—	—	—	(193)

Comprehensive income (loss)	$(155)	$9,693	$3,832	$17,207

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
     In accordance with SFAS 131, below is a summary of our net sales by product line (in thousands):

	Three Months Ended		Six Months Ended
	September 29,	September 23,	September 29,	September 23,
	2007	2006	2007	2006
Audio Products	$28,070	$28,597	$50,550	$56,540
Industrial Products	18,964	19,582	37,608	36,820

	$47,034	$48,179	$88,158	$93,360

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
Overview
     Cirrus Logic (“we,” “us,” “our,” “Cirrus,” or the “Company”) develops high-precision, analog and mixed-signal integrated circuits (“ICs”) for a broad range of consumer and industrial markets. Building on our diverse analog mixed-signal patent portfolio, Cirrus Logic delivers highly optimized products for consumer and commercial audio, automotive entertainment, industrial and aerospace applications.
Critical Accounting Policies
     Our discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated condensed financial statements included in this report, which have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”). The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts. We evaluate the estimates on an on-going basis. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. We also have policies that we consider to be key accounting policies, such as our policies for revenue recognition, including the deferral of revenues and cost of sales on sales to our distributors, and our stock option granting practices; however, these policies do not meet the definition of critical accounting estimates because they do not generally require us to make estimates or judgments that are difficult or subjective.

     We believe the following critical accounting policies involve significant judgments and estimates that are used in the preparation of the consolidated condensed financial statements:
•	For purposes of determining the assumptions used in the calculation of stock compensation expense under the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share Based Payment,” we perform an analysis of current market data and historical company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as assumptions in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our Consolidated Condensed Statement of Operations. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.

•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We regularly evaluate our allowance for doubtful accounts based upon the age of the receivable, our ongoing customer relations, as well as any disputes with the customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which could have a material effect on our operating results and financial position. Additionally, we may maintain an allowance for doubtful accounts for estimated losses on receivables from customers with whom we are involved in litigation.

•	Inventories are recorded at the lower of cost or market, with cost being determined on a first-in, first-out basis. We write down inventories to net realizable value based on forecasted demand, management judgment, and the age of inventory. Actual demand and market conditions may be different from those projected by management, which could have a material effect on our operating results and financial position.

•	We evaluate the recoverability of property and equipment and intangible assets in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We test for impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. An impairment loss is recognized in the event the carrying value of these assets exceeds the fair value of the applicable assets. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, which could have a material effect on our operating results and financial position.

•	Our available-for-sale investments, non-marketable securities and other investments are subject to a periodic impairment review pursuant to Emerging Issues Task Force No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Investments are considered impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment and actual results may be materially different than our estimate. Marketable securities are evaluated for impairment if the decline in fair value below cost basis is significant and/or has lasted for an extended period. Non-marketable securities or other investments are considered impaired when a decline in fair value is judged other-than-temporary. For investments accounted for using the cost method of accounting, we evaluate information (e.g., budgets, business plans, financial statements, etc.) in addition to a quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of the investment. This list is not all inclusive and we weigh all quantitative and qualitative factors in determining if an other-than-temporary decline in value of an investment has occurred. When a decline in value is deemed other-than-temporary, we recognize an impairment loss in the current period’s operating results to the extent of the decline. Actual values could be different from those estimated by management, which could have a material effect on our operating results and financial position.

•	In accordance with SFAS 109, “Accounting for Income Taxes,” we provide for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance against a substantial portion of our net U.S. deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis by determining whether or not the anticipated pre-tax income for the upcoming twelve months is expected to be sufficient to utilize the deferred tax assets that we have recognized. If our future income is not sufficient to utilize the deferred tax assets that we have recognized, we increase the valuation allowance to the point at which all of the remaining recognized deferred tax assets will be utilized by the anticipated future pre-tax income for the next twelve months. An increase in the valuation allowance results in a simultaneous increase to income tax expense or, in some cases, a decrease in contributed capital. If our anticipated future pre-tax income is sufficient to conclude that additional deferred tax assets should be recognized, we decrease the valuation allowance. This results in a simultaneous decrease to income tax expense or, possibly, an increase in contributed capital.

•	Restructuring charges for workforce reductions and facilities consolidations reflected in the accompanying financial statements were accrued based upon specific plans established by management, in accordance with Emerging Issues Task Force No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” or SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” depending upon the time of the restructuring activity. We use an estimated borrowing rate as the discount rate for all of our restructuring accruals made under SFAS 146. Our facilities consolidation accruals are based upon our estimates as to the length of time a facility would be vacant, as well as the amount of sublease income we would receive once we sublet the facility, after considering current and projected market conditions. Changes in these estimates could result in an adjustment to our restructuring accruals in a future quarter, which could have a material effect on our operating results and financial position.

•	We are subject to the possibility of loss contingencies for various legal matters. We regularly evaluate current information available to us to determine whether any accruals should be made based on the status of the case, the results of the discovery process and other factors. If we ultimately determine that an accrual should be made for a legal matter, this accrual could have a material effect on our operating results and financial position and the ultimate outcome may be materially different than our estimate.

Results of Operations
     The following table summarizes the results of our operations for the second quarter and first six months of fiscal years 2008 and 2007, respectively, as a percent of net sales. All percent amounts were calculated using the underlying data in thousands:

	Percentage of Net Sales
	Three Months Ended		Six Months Ended
	September 29,	September 23,	September 29,	September 23,
	2007	2006	2007	2006
Audio products	60%	59%	57%	61%
Industrial products	40%	41%	43%	39%

Net sales	100%	100%	100%	100%
Cost of sales	43%	42%	42%	41%
Gross Margin	57%	58%	58%	59%

Research and development	26%	21%	26%	23%
Selling, general and administrative	27%	26%	29%	25%
Restructuring and other costs	0%	(1%)	0%	0%
Impairment of non-marketable securities	7%	0%	4%	0%
Acquired in process research and development	4%	0%	2%	0%

Total operating expenses	64%	46%	61%	48%

Income (loss) from operations	(7%)	12%	(3%)	11%

Realized gain on marketable securities	0%	0%	0%	0%
Interest income, net	6%	7%	7%	7%
Other income, net	0%	0%	0%	0%

Income (loss) before income taxes	(1%)	19%	4%	18%
Provision (benefit) for income taxes	0%	0%	0%	0%

Net income (loss)	(1%)	19%	4%	18%

Net Sales
     Net sales for the second quarter of fiscal year 2008 decreased $1.1 million, or 2 percent, to $47.0 million from $48.2 million for the second quarter of fiscal year 2007. Industrial products net sales decreased slightly by $0.6 million, or 3 percent, during the second quarter of fiscal year 2008 from the comparable quarter of the prior fiscal year due in large part to a decline in revenue from our seismic and communications products. The decline in revenue for our seismic and communications products was partially offset by the sales from Apex Microtechnology, Inc. (“Apex”) after July 24, 2007, a new acquisition to our industrial product line group, as well as by growth in our power meter products. Net sales from our audio products declined $0.5 million, or 2 percent, due primarily to erosion of market share for our audio digital-to-analog and analog-to-digital converters, stereo codecs and interface products. This decline was partially offset by growth in our portable and surround codecs.
     Net sales for the first six months of fiscal year 2008 decreased $5.2 million, or 6 percent, to $88.2 million from $93.4 million for the first six months of fiscal year 2007. Industrial products net sales increased $0.8 million, or 2 percent, during the first six months of fiscal year 2008 from the comparable period of the prior fiscal year due in large part to the acquisition of Apex during the second quarter of fiscal year 2008, partially offset by a decline in our seismic and communications products. Net sales from our audio products declined $6.0 million, or 11 percent, due primarily to erosion of market share for our audio digital-to-analog and analog-to-digital converters, stereo codecs and interface products. This decline was partially offset by growth in our portable and surround codecs.

     Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 62 percent and 68 percent of net sales during the second quarter of fiscal years 2008 and 2007, respectively. For the first six months of fiscal years 2008 and 2007 respectively, export sales, principally to Asia, were 61 percent and 67 percent of net sales. Our sales are denominated primarily in U.S. dollars. As a result, we have not entered into foreign currency forward exchange and option contracts.
     We had no direct customers that accounted for more than 10 percent of our sales. We had one distributor that represented 25 percent and 26 percent of our sales for the second quarter of fiscal years 2008 and 2007, respectively. We had one distributor that represented 27 percent of sales for the first six months of both fiscal years 2008 and 2007.
Gross Margin
     Gross margin was 57.0 percent in the second quarter of fiscal year 2008, down from 58.5 percent in the second quarter of fiscal year 2007.  The decrease in gross margin was driven primarily by a change in both customer and product mix.  Furthermore, during the second quarter of fiscal year 2007, gross margin received a net charge to reserves of approximately $1.0 million compared to a charge of $0.1 million during the comparable quarter of fiscal year 2008.  As a result of these charges, gross margin was favorably impacted compared to the prior quarter by approximately 1.9 percent.
     Gross margin was 58.1 percent in the first six months of fiscal year 2008, down from 59.3 percent in the first six months of fiscal year 2007.  The decrease in gross margin was driven primarily by a change in both customer and product mix.  Furthermore, during the first six months of fiscal year 2007, gross margin received a net charge to reserves of approximately $0.9 million compared to a charge of $0.4 million during the comparable period of fiscal year 2008.  As a result of these charges and releases, gross margin was favorably impacted during the first six months of fiscal year 2008 by approximately 0.6 percent.
Research and Development Expense
     Research and development expense for the second quarter of fiscal year 2008 of $12.1 million increased $2.0 million from $10.1 million in the second quarter of fiscal year 2007. This increase during the current quarter was primarily due to additional headcount costs associated with the recent acquisition of Apex, higher product development expenses of approximately $0.6 million, which included tape-out and mask costs, coupled with higher acquired intangible amortization expense of approximately $0.3 million and additional amortization related to purchased intellectual property of approximately $0.2 million.
     Research and development expense for the first six months of fiscal year 2008 of $23.0 million increased $1.2 million from $21.8 million in the first six months of fiscal year 2007. This increase was primarily due to increased headcount related to acquisitions within the last six months, the absence of the $0.5 million charge taken to amortization expense during the second quarter of fiscal year 2007 and an increase in amortization expense in fiscal year 2008 related to the acquisitions and associated acquired intangible amortization expense of approximately $0.3 million and additional amortization related to purchased patents of approximately $0.2 million.
Selling, General and Administrative Expense
     Selling, general and administrative expense in the second quarter of fiscal year 2008 of $12.8 million increased by $0.4 million from $12.4 million in the second quarter of fiscal year 2007. This increase was due primarily to additional legal costs associated with ongoing litigation and increased headcount costs associated with our acquisition of Apex, partially offset by lower stock compensation costs during the quarter.
     Selling, general and administrative expense in the first six months of fiscal year 2008 of $25.8 million increased by $2.3 million from $23.5 million in the first six months of fiscal year 2007. This increase was due primarily to an increase in our marketing and sales headcount from the first six months of fiscal year 2007 to the first six months of fiscal year 2008, primarily acquisition related.

Restructuring Costs and Other, Net
     During the second quarter and first six months of fiscal year 2007, we realized a net benefit in restructuring and other costs, a component of operating expenses, of $0.4 million. The benefits were primarily composed of facility related charges for certain facilities in Fremont, California.
Impairment of Non-Marketable Securities
     During the second quarter and first six months of fiscal year 2008, we determined an impairment indicator existed related to our cost method investment in Magnum Semiconductor, Inc. (“Magnum”), as Magnum recently participated in another round of capital funding from other sources, and our portion of the investment was diluted. We performed a fair value analysis of our cost method investment in Magnum in accordance with Emerging Issues Task Force No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Based on the results of this analysis as of September 29, 2007, we recognized an impairment of $3.7 million to reduce the carrying value of the Magnum cost method investment to zero. The impairment was recorded as a separate line item on the statement of operations in operating expenses under the caption “Impairment of non-marketable securities.”
Acquired in Process Research and Development
     During the second quarter of fiscal year 2008, we acquired 100 percent of the voting equity interests in Apex, who designs and produces integrated circuits, hybrids and modules used in a wide range of industrial and aerospace applications that require high-power precision analog products, such as PWM and power amplifiers. In allocating the $42.8 million purchase price, we immediately recognized an expense of $1.8 million for research and development that was defined as “in-process” at the time of acquisition. This charge is included in total operating expenses on the consolidated statement of operations under the caption “Acquired in process research and development.”
Interest Income
     Interest income was $3.2 million for both of the second quarters in fiscal years 2008 and 2007. Interest income was $6.7 million and $6.1 million for the first six months of fiscal years 2008 and 2007, respectively. The increase of $0.6 million in the first six months of fiscal year 2008 is primarily due to higher rates of return on our investment portfolio and increased cash, cash equivalents, and marketable securities during the first quarter of fiscal year 2008 on which interest was earned.
Income Taxes
     We recognized a net income tax expense of $15 thousand and $30 thousand for the second quarter and first six months of fiscal year 2008, respectively. The income tax expense for both periods was generated by estimated income taxes due in certain foreign jurisdictions and the U.S. alternative minimum tax.  Our tax expense for the second quarter and first six months of fiscal year 2008 is based on an estimated effective tax rate which is derived from an estimate of consolidated earnings before taxes for fiscal year 2008.  The estimated effective tax rate is impacted primarily by the worldwide mix of consolidated earnings before taxes and an assessment regarding the realizability of our deferred tax assets.  Our tax expense for the second quarter and first six months of fiscal year 2008 was less than the Federal statutory rate primarily as a result of the utilization of a portion of our U.S. deferred tax asset which had been subjected to a valuation allowance.
     We recognized a net income tax benefit of $0.1 million and $0.3 million for the second quarter and first six months of fiscal year 2007, respectively. Included in the second quarter fiscal year 2007 tax benefit is a one-time tax refund of prior period, non-U.S. taxes of $0.2 million. The income tax benefit for the first six months of fiscal year 2007 of $0.3 million was generated by the expiration of the statute of limitations for years in which certain non-U.S. income tax exposures for transfer pricing issues had existed. The fiscal year 2007 benefit is net of non-U.S. income taxes and U.S. alternative minimum tax. Our tax expense for the second quarter and the first six months of fiscal year 2007 was less than the Federal statutory rate due primarily to the utilization of a portion of our U.S. deferred tax asset on which there had been placed a full valuation allowance, a one-time non-U.S. income tax refund in the second quarter and the release of a tax contingency reserve in the first quarter.
Recently Issued Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements of uncertain tax positions. The accounting provisions of FIN 48 were effective for the Company beginning April 1, 2007, the first day of our 2008 fiscal year. As a result of the adoption of this new pronouncement, we recognized a $1.6 million decrease in the liability for unrecognized tax benefits with a corresponding increase to the beginning balance of retained earnings. The company is complying with the current provisions of FIN 48. See Note 4, “Income Taxes” for further details.
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations.
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities— Including an amendment of FASB Statement No. 115.”  SFAS 159 expands the use of fair value accounting to many financial instruments and certain other items.  The fair value option is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the effect that the adoption of SFAS 159 will have on our financial position and results of operations.
Liquidity and Capital Resources
     During the first six months of fiscal year 2008, we generated approximately $15.8 million of cash from operating activities. The primary increase in cash from operations was related to the cash components of our net income partially offset by an increase in our accounts receivable of $1.8 million and an increase in deferred revenue of $2.7 million. During the first six months of fiscal year 2007, we generated approximately $15.0 million of cash from operating activities. The primary increase in cash for the first six months of fiscal year 2007 was related to the cash components of our net income, partially offset by a decrease in accounts payable of $3.3 million coupled with increases in net inventory and accounts receivable of $2.7 million and $1.0 million, respectively.
     Net cash used in investing activities was $55.4 million during the first six months of fiscal year 2008, primarily as a result of the acquisition of Apex for approximately $42.8 million, the net investment of approximately $7.8 million from our available-for-sale securities and by investments in technology and equipment of approximately $4.6 million, primarily resulting from the purchase of certain intellectual property from Tripath Technology, Inc. during the first quarter of fiscal year 2008. Net cash used in investing activities was $40.4 million during the first six months of fiscal year 2007. This was primarily the result of the net purchase of $38.5 million of available-for-sale securities. Purchases of property and equipment and technology licenses during the period were $1.7 million.

     We generated $4.9 million and $4.8 million in cash from financing activities during the first six months of fiscal years 2008 and 2007, respectively, due primarily to the issuance of common stock in connection with option exercises and our employee stock purchase plan.
     As of September 29, 2007, we have restricted cash of $5.7 million which primarily secures certain obligations under our lease agreement for the headquarters and engineering facility in Austin, Texas.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure control and procedures
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) concluded that, as of September 29, 2007, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our controls and procedures are effective in timely alerting them to material information required to be included in this report.
Changes in control over financial reporting
     There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
Derivative Lawsuits
     On January 5, 2007, a purported stockholder filed a derivative lawsuit in the state district court in Travis County, Texas against current and former officers and directors of Cirrus Logic and against the Company, as a nominal defendant, alleging various breaches of fiduciary duties, conspiracy, improper financial reporting, insider trading, violations of the Texas Securities Act, unjust enrichment, accounting, gross mismanagement, abuse of control, rescission, and waste of corporate assets related to certain prior grants of stock options by the Company.  Our response to the lawsuit was filed on April 20, 2007.  On June 12, 2007, the state district court stayed the lawsuit until a final determination is reached in the District Court actions described below.
     Three additional lawsuits arising out of the same claims have been filed in federal court in the United States District Court for the Western District of Texas – Austin Division.  Between March 19, 2007 and May 22, 2007, three purported stockholders filed derivative lawsuits related to the Company’s prior stock option grants against current and former officers and directors of Cirrus Logic and against the Company, as a nominal defendant.  The individual defendants named in these lawsuits overlap, but not completely, with the state suit.  The lawsuits allege many of the causes of action alleged in the Texas state court suit, but also include claims for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5, violations of Section 14(a) of the Exchange Act and violations of Section 20(a) of the Exchange Act.
     On July 16, 2007, the plaintiffs in the three federal cases filed a motion to voluntarily dismiss their claims in the federal court and indicated their intent to coordinate their efforts in the state district court case.  After a hearing on the plaintiffs’ motion, the court denied the plaintiff’s motion and required the three purported stockholders to file a consolidated complaint in federal court. A consolidated complaint, including substantially similar allegations to the three previous complaints, was filed on October 9, 2007.
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
     On July 5, 2007, the Court granted our motion for judgment on the pleadings, determining that all claims except for the misappropriation of trade secrets claims were pre-empted by trade secret law.  On October 15, 2007, the Court granted our motion for summary judgment on the trade secret misappropriation claim because we presented undisputed evidence that Silvaco will be unable to prove that Cirrus misappropriated Silvaco’s trade secrets. The only remaining allegations in the suit are our claims against Silvaco for breach of contract.  Final judgment can only be entered upon resolution of our cross-complaint.
     In the event that Silvaco were to appeal from either of the trial court’s judgments in our favor, we intend to oppose the appeal and will continue to defend the lawsuit vigorously.  Until it is clear whether

Silvaco will appeal from the trial court’s rulings or there is a final resolution of these issues if Silvaco does appeal, we cannot predict the ultimate outcome of this litigation and we are unable to estimate any potential liability we may incur.
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
ITEM 1A. RISK FACTORS
     In evaluating all forward-looking statements, readers should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements. Various risk factors associated with our business are included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, as filed with the U.S. Securities and Exchange Commission (“Commission”) on June 4, 2007, as updated on July 30, 2007 in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007, and as further updated in our Schedule TO filed with the SEC on August 30, 2007, and available at www.sec.gov.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The annual meeting of the Company’s stockholders was held on July 27, 2007. At the close of business on May 29, 2007, the record date for the meeting, there were approximately 88,700,000 shares of the Company’s common stock outstanding and entitled to be voted at the meeting. Holders of 83,584,759 shares of the Company’s common stock (representing a like number of votes) were present at that meeting, either in person or by proxy. The following table sets forth the results of the voting that occurred at the stockholder meeting:
(a)	Election of Directors

Michael L. Hackworth	For:	50,762,361	Withheld:	32,822,398
D. James Guzy	For:	51,837,117	Withheld:	31,747,642
Suhas S. Patil	For:	78,391,628	Withheld:	5,193,131
Walden C. Rhines	For:	50,775,741	Withheld:	32,809,018
Jason P. Rhode	For:	79,677,620	Withheld:	3,907,139
William D. Sherman	For:	56,751,530	Withheld:	26,833,229
Robert H. Smith	For:	50,514,983	Withheld:	33,069,776
There were no broker non-votes.

(b)	Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the Company’s 2008 fiscal year.

For:	80,321,845	Against:	3,095,464	Abstain:	167,450
There were no broker non-votes.

ITEM 6. EXHIBITS
     The following exhibits are filed as part of or incorporated by reference into this Report:

3.1	Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (1)

3.2	Agreement and Plan of Merger, filed with the Delaware Secretary of State on February 17, 1999. (1)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock, filed with the Delaware Secretary of State on March 30, 1999. (1)

3.4	Amended and Restated Bylaws of Registrant. (2)

3.5	Certificate of Elimination dated May 26, 2005. (3)

10.1 *	Restricted Stock Award agreement for 2006 Stock Incentive Plan

10.2	Agreement and Plan of Merger dated July 11, 2007 (4)

10.3	Executive Severance and Change in Control Plan (5)

10.4	Cirrus Logic, Inc. 2006 Stock Incentive Plan Stock Option Agreement for Outside Directors (5)

10.5	Form of Stock Option Amendment and Special Cash Payment Agreement. (6)

10.6	Form of New Option Agreement. (6)

31.1 *	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Form 10-Q.

(1)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 22, 2001.

(2)	Incorporated by reference from Registrant’s Report of Form 8-K filed with the Commission on September 21, 2005.

(3)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 26, 2005 filed with the Commission on May 27, 2005.

(4)	Incorporated by reference from Registrant’s Form 8-K filed with the Commission on July 11, 2007.

(5)	Incorporated by reference from Registrant’s Form 8-K filed with the Commission on July 26, 2007, as amended on September 27, 2007.

(6)	Incorporated by reference from Registrant’s Report on Schedule TO, as amended, filed with the Commission on October 2, 2007.
SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRRUS LOGIC, INC.

Date: November 5, 2007	By:	/s/ Thurman K. Case

Thurman K. Case
Chief Financial Officer and Principal Accounting Officer