Form 10-Q
period 2007-12-29
CIRRUS LOGIC INC
filed 2008-01-30
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2007

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
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
     The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of January 25, 2008 was 89,099,552.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED DECEMBER 29, 2007

Part I.
ITEM 1. FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEET
(in thousands)

	December 29,	March 31,
	2007	2007
Assets
Current assets:
Cash and cash equivalents	$69,288	$87,960
Restricted investments	5,755	5,755
Marketable securities	165,619	178,000
Accounts receivable, net	23,049	19,127
Inventories	20,030	16,496
Other current assets	13,974	13,699

Total current assets	297,715	321,037

Long-term marketable securities	11,087	—
Property and equipment, net	19,850	11,407
Intangibles, net	30,666	8,550
Goodwill	12,655	6,461
Investment in Magnum Semiconductor	—	3,657
Other assets	2,239	1,948

Total assets	$374,212	$353,060

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,300	$10,434
Accrued salaries and benefits	6,812	7,816
Other accrued liabilities	8,131	12,080
Deferred income on shipments to distributors	5,874	4,290

Total current liabilities	39,117	34,620

Other long-term obligations	11,250	13,503

Stockholders’ equity:
Capital stock	936,093	926,900
Accumulated deficit	(611,766)	(621,180)
Accumulated other comprehensive loss	(482)	(783)

Total stockholders’ equity	323,845	304,937

Total liabilities and stockholders’ equity	$374,212	$353,060

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006

Net sales	$48,905	$45,297	$137,063	$138,657
Cost of sales	21,565	17,886	58,537	55,921

Gross Margin	27,340	27,411	78,526	82,736

Operating expenses:
Research and development	13,194	11,190	36,158	32,963
Selling, general and administrative	14,450	13,478	40,250	36,958
Restructuring and other costs	(1,553)	1,013	(1,553)	585
Impairment of non-marketable securities	—	—	3,657	—
Acquired in process research and development	—	1,925	1,761	1,925

Total operating expenses	26,091	27,606	80,273	72,431

Income (loss) from operations	1,249	(195)	(1,747)	10,305

Realized gain on marketable securities	—	—	—	193
Interest income, net	2,970	3,615	9,657	9,734
Other income (expense), net	(27)	76	(31)	106

Income before income taxes	4,192	3,496	7,879	20,338
Provision (benefit) for income taxes	10	32	40	(278)

Net income	$4,182	$3,464	$7,839	$20,616

Basic income per share:	$0.05	$0.04	$0.09	$0.24

Diluted income per share:	$0.05	$0.04	$0.09	$0.23

Basic weighted average common shares outstanding:	89,068	87,756	88,852	87,502

Diluted weighted average common shares outstanding:	89,533	88,725	89,648	88,638
The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(in thousands; unaudited)

	Nine Months Ended
	December 29,	December 30,
	2007	2006
Cash flows from operating activities:
Net income	$7,839	$20,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,326	4,609
Stock compensation expense	4,175	4,502
Gain on marketable securities	—	(193)
Loss on video product line asset sale	—	235
Impairment of non-marketable securities	3,657	—
Acquired in process research and development write-off	1,761	1,925
Excess tax benefit related to the exercise of employee stock options	—	(57)
Other non-cash benefits	(262)	(999)
Net change in operating assets and liabilities, net of acquired assets and liabilities	(719)	(786)

Net cash provided by operating activities	22,777	29,852

Cash flows from investing activities:
Additions to property, equipment and software	(1,344)	(1,694)
Investments in technology	(3,677)	(3,110)
Acquisition of Caretta Integrated Circuits, net of cash acquired	—	(10,713)
Acquisition of Apex Microtechnology, net of cash acquired	(42,753)	—
Purchase of marketable securities	(177,767)	(180,455)
Proceeds from sale and maturity of marketable securities	179,362	125,201
Decrease (increase) in deposits and other assets	(288)	143

Net cash used in investing activities	(46,467)	(70,628)

Cash flows from financing activities:
Excess tax benefit related to the exercise of employee stock options	—	57
Net proceeds from the issuance of common stock	5,018	5,929

Net cash provided by financing activities	5,018	5,986

Net decrease in cash and cash equivalents	(18,672)	(34,790)

Cash and cash equivalents at beginning of period	87,960	116,675

Cash and cash equivalents at end of period	$69,288	$81,885

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
     The consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. (“we,” “us,” “our,” “Cirrus,” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, operating results, and cashflows have been included. Operating results for the three- and nine-month periods ended December 29, 2007 are not necessarily indicative of the results that may be expected for the year ending March 29, 2008.
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
     In December 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on our financial position and results of operations.
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
     In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations.” SFAS 141 (revised 2007) provides for several changes in the manner in which an entity accounts for business combinations. It establishes principles and requirements for how an acquirer recognizes fair values of acquired assets, including goodwill, and assumed liabilities. SFAS 141 (revised 2007) requires the acquirer to recognize 100% of the fair values of acquired assets and liabilities, including goodwill, even if the acquirer has acquired less than 100% of the target. As a result, the current step-acquisition model will be eliminated. SFAS 141 (revised 2007) requires that transaction costs be expensed as incurred and are not considered part of the fair value of an acquirer’s interest. Under SFAS 141 (revised 2007), acquired research and development value will no longer be expensed at acquisition, but instead will be capitalized as an indefinite-lived intangible asset, subject to impairment accounting throughout its’ development stage and then subject to amortization and impairment after development is complete. SFAS 141 (revised 2007) is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted.
2. Accounts Receivable, net
     The following are the components of accounts receivable (in thousands):

	December 29,	March 31,
	2007	2007

Gross accounts receivable	$23,228	$19,232
Allowance for doubtful accounts	(179)	(105)

	$23,049	$19,127

3. Inventories
     Inventories are comprised of the following (in thousands):

	December 29,	March 31,
	2007	2007

Work in process	$10,407	$6,646
Finished goods	9,623	9,850

	$20,030	$16,496

4. Income Taxes
     We recognized a provision for income taxes of $10 thousand and $40 thousand for the third quarter and first nine months of fiscal year 2008, respectively. The income tax expense for both periods was primarily driven by estimated income taxes due in certain foreign jurisdictions. Our tax expense for the third quarter and first nine months of fiscal year 2008 is based on an estimated effective tax rate that is derived from an estimate of consolidated earnings before taxes for fiscal year 2008. The estimated effective tax rate is impacted primarily by the worldwide mix of consolidated earnings before taxes and an assessment regarding the realizability of our deferred tax assets. Our tax expense for the third quarter and first nine months of fiscal year 2008 was less than the Federal statutory rate primarily as a result of the utilization of a portion of our U.S. deferred tax asset, which had been subjected to a valuation allowance.
     We recognized a provision for income taxes of $32 thousand and a benefit for income taxes of $0.3 million for the third quarter and first nine months of fiscal year 2007, respectively. The income tax benefit for the first nine months of fiscal year 2007 of $0.3 million was generated by the expiration of the statute of limitations for years in which certain non-U.S. income tax exposures for transfer pricing issues had existed. The fiscal year 2007 benefit is net of non-U.S. income taxes and U.S. alternative minimum tax. Our tax expense for the third quarter and the first nine months of fiscal year 2007 was less than the Federal statutory rate due primarily to the utilization of a portion of our U.S. deferred tax asset on which there had been placed a full valuation allowance, and the release of a tax contingency reserve in the first quarter.

     We adopted the provisions of FIN 48 on April 1, 2007. As a result of the adoption of this new pronouncement, we recognized a $1.6 million decrease in the liability for unrecognized tax benefits with a corresponding increase to the balance of retained earnings as of April 1, 2007.
     As of the date of adoption, the balance of unrecognized tax benefits was $2.6 million. All of the unrecognized tax benefits are associated with tax carryforwards that, if recognized, would have no effect on the effective tax rate because the recognition of the associated deferred tax asset would be offset by an increase to the valuation allowance. The unrecognized tax benefits relate primarily to the effect of a foreign subsidiary’s transactions, and the Company anticipates receiving a taxable distribution from the foreign subsidiary. If this occurs, it is reasonably possible that unrecognized tax benefits would be reduced to approximately $0.5 million.
     We accrue interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. As of the adoption date of FIN 48 and as of December 29, 2007, the balance of accrued interest and penalties was zero. No interest or penalties were incurred during the third quarter or first nine months of fiscal year 2008.
     The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. We are not currently under audit in any of these jurisdictions. Fiscal years 2004 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject.
5. Acquisition of Business
     On July 24, 2007, we acquired 100 percent of the outstanding stock of Apex Microtechnology, Inc. (“Apex”). Apex designs and produces integrated circuits, hybrids and modules used in a wide range of industrial and aerospace applications that require high-power precision analog products, such as Pulse Width Modulators (“PWM”) and power amplifiers. These precision amplifiers are used for driving motors, piezo electrics, programmable power supplies and other devices requiring high power and precision control and provide a compliment to our existing Industrial product line. The results of Apex’s operations have been included in our consolidated financial statements since the acquisition date. We acquired Apex for a purchase price of approximately $42.8 million, consisting primarily of cash and direct acquisition costs.

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

     The preliminary purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates. Upon receipt of a finalized valuation, including an analysis of certain current assets, we anticipate that we will be able to complete the purchase price allocation, as there are no known open contingencies that have not been factored into the purchase price. We recorded acquired intangible assets of $21.2 million, which are being amortized, excluding the acquired trade name, which is not being amortized, over a composite life of 15 years, and goodwill of $6.2 million. Approximately $1.8 million of the purchase price was allocated to in-process research and development and was expensed upon completion of the acquisition, which was recorded as a separate line item on the Statement of Operations under the caption operating expenses.
     The following unaudited pro forma information presents a summary of the Company’s consolidated results of operations as if the Apex transaction occurred at the beginning of the fiscal year 2008 for the period presented (in thousands, except per share data):

Nine Months Ended
Dec. 29,
2007
Revenue	$143,078
Income from continuing operations	$6,950
Net income	$7,059
Earnings per share, basic	$0.08
Earnings per share, diluted	$0.08

     The following unaudited pro forma information presents a summary of the Company’s consolidated results of operations as if the Apex transaction occurred at the beginning of the fiscal year 2007 for the period presented (in thousands, except per share data):

	Qtr. Ended	Nine Months Ended
	Dec. 30,	Dec. 30,
	2006	2006
Revenue	$49,779	$152,549
Income from continuing operations	$4,752	$23,753
Net income	$4,437	$22,992
Earnings per share, basic	$0.05	$0.26
Earnings per share, diluted	$0.05	$0.26
6. Non-marketable Securities
     During the second quarter of fiscal year 2008, we determined an impairment indicator existed related to our cost method investment in Magnum Semiconductor, Inc. (“Magnum”), as Magnum had participated in another round of capital funding from other sources, and our portion of the investment was diluted. We performed a fair value analysis of our cost method investment in Magnum in accordance with Emerging Issues Task Force No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Based on the results of this analysis as of September 29, 2007, we recognized an impairment of $3.7 million to reduce the carrying value of the Magnum cost method investment to zero. The impairment was recorded as a separate line item on the statement of operations in operating expenses under the caption “Impairment of non-marketable securities.”
7. Restructuring and Other Costs
     The following table details the changes in all of our restructuring accruals during the nine months ended December 29, 2007 (in thousands):

	March 31,			December 29,
Description	2007	Benefits to P&L	Cash Payments	2007

Severance — fiscal year 2007	$195	$(146)	$(49)	$—
Facilities abandonment — fiscal year 2007	204	—	(193)	11
Facilities abandonment — fiscal year 2006	1,727	(1,108)	(619)	—
Facilities abandonment — fiscal year 2004	3,294	(299)	(458)	2,537
Facilities abandonment — fiscal year 1999	397	—	—	397

	$5,817	$(1,553)	$(1,319)	$2,945

     In connection with the expiration of a lease agreement in Fremont, California in December 2007, during the third quarter of fiscal year 2008 we recorded a combined $1.4 million adjustment to the fiscal year 2004 and 2006 restructuring liabilities to reduce the accrual to the estimated final settlement amounts. Additionally, we reduced the restructuring accrual for the fiscal year 2007 severance provision by $146 thousand. The total restructuring adjustment of $1.6 million was recorded as a separate line item on the statement of operations in operating expenses under the caption “Restructuring and other costs.”
     As of December 29, 2007, we had a remaining accrual from all of our past restructurings of $2.9 million, primarily related to net lease expenses that will be paid over their respective lease terms through fiscal year 2013, along with other anticipated lease termination costs. We have classified $1.9 million of this restructuring accrual as long-term.

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
     The weighted average outstanding options excluded from our diluted calculation for the quarter ended December 29, 2007, and December 30, 2006, were 6,580,000 and 6,668,000, respectively, as the exercise price exceeded the average market price during the respective periods. The weighted average outstanding options excluded from our diluted calculation for the nine-months ended December 29, 2007, and December 30, 2006, were 5,291,000 and 6,278,000, respectively, as the exercise price exceeded the average market price during the respective periods.
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
     Three additional lawsuits arising out of the same claims have been filed in federal court in the United States District Court for the Western District of Texas — Austin Division. Between March 19, 2007, and May 22, 2007, three purported stockholders filed derivative lawsuits related to the Company’s prior stock option grants against current and former officers and directors of Cirrus Logic and against the Company, as a nominal defendant. The individual defendants named in these lawsuits overlap, but not completely, with the state suit. The lawsuits allege many of the causes of action alleged in the Texas state court suit, but also include claims for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5, violations of Section 14(a) of the Exchange Act and violations of Section 20(a) of the Exchange Act.
     On July 16, 2007, the plaintiffs in the three federal cases filed a motion to voluntarily dismiss their claims in the federal court and indicated their intent to coordinate their efforts in the state district court case. After a hearing on the plaintiffs’ motion, the court denied the plaintiff’s motion and required the three purported stockholders to file a consolidated complaint in federal court. A consolidated complaint, including substantially similar allegations to the three previous complaints, was filed on October 9, 2007. In response to the consolidated complaint, Cirrus Logic filed a motion to dismiss in early December based on the plaintiffs’ failure to make demand on the Board prior to filing this action (the “demand futility” motion).
     We intend to defend these lawsuits vigorously. However, we cannot predict the ultimate outcome of this litigation and we are unable to estimate any potential liability we may incur.
Securities and Exchange Commission Formal Investigation
     On October 11, 2007, the Securities and Exchange Commission initiated a formal investigation into the Company’s historical option granting practices. The order of investigation includes allegations of potential violations of Section 17(a) of the Securities Act;

Sections 10(b), 13(a), 13(b), and 14(a) of the Exchange Act, and Rule 13a-14 of the Sarbanes-Oxley Act.
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
     On July 5, 2007, the Court granted our motion for judgment on the pleadings, determining that all claims except for the misappropriation of trade secrets claims were pre-empted by trade secret law. On October 15, 2007, the Court granted our motion for summary judgment on the trade secret misappropriation claim because we presented undisputed evidence that Silvaco will be unable to prove that Cirrus misappropriated Silvaco’s trade secrets. The only remaining allegations in the suit are our claims against Silvaco for breach of contract. We anticipate that the trial will be set on our claims in the next three or four months.
     At this stage of the litigation, we cannot predict the ultimate outcome and we are unable to estimate any potential liability we may incur.
Other Claims
     From time to time, other various claims, charges and litigation are asserted or commenced against us arising from, or related to, contractual matters, intellectual property, employment disputes, as well as other issues. Frequent claims and litigation involving these types of issues are not uncommon in our industry. As to any of these claims or litigation, we cannot predict the ultimate outcome with certainty.
10. Comprehensive Income
     The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006
Net income	$4,182	$3,464	$7,839	$20,616
Adjustments to arrive at comprehensive income:
Change in unrealized loss on marketable securities	126	31	301	279
Reclassification adjustment for realized gains included in net income	—	—	—	(193)

Comprehensive income	$4,308	$3,495	$8,140	$20,702

11. Segment Information
     We are a premier supplier of high-precision analog and mixed-signal integrated circuits (“ICs”) for a broad range of consumer, professional, and industrial markets. We develop and market ICs and embedded software used by original equipment manufacturers. We determine our operating segments in accordance with Statement of Financial Accounting Standard No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information.” Our chief executive officer (“CEO”) has been identified as the chief operating decision maker as defined by SFAS 131. Certain reclassifications have been made to the 2007 fiscal year presentation to conform to the fiscal year 2008 presentation. We now report revenue in two product categories: Audio Products and Industrial Products. This reclassification had no effect on the results of operations or stockholders’ equity.
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
     In accordance with SFAS 131, below is a summary of our net sales by product line (in thousands):

	Three Months Ended		Nine Months Ended
	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006

Audio Products	$27,267	$25,007	$77,817	$81,547
Industrial Products	21,638	20,290	$59,246	57,110

	$48,905	$45,297	$137,063	$138,657

12. Subsequent Events
     On January 28, 2008, the Cirrus Logic Board of Directors authorized a share repurchase program of up to $150 million. The repurchases will be funded from existing cash and will be effected from time to time in accordance with applicable securities laws through the open market or in private transactions, depending on general market and economic conditions.
     On January 29, 2008, following a comprehensive review of the Company’s strategic plan, the Company implemented a restructuring plan in an effort to re-align its resources with its strategic plan and to position the Company for long-term growth. As a result of this restructuring, the Company estimates that it will incur a one-time charge to operating expenses of approximately $0.5 million to $0.7 million, which consists primarily of employee severance and benefit related costs. The severance related costs are expected to be paid over the next six months.

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
     Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in “Item 1A — Risk Factors Affecting our Business and Prospects” in our 2007 Annual Report on Form 10-K filed with the Commission on June 4, 2007, as well as the risk factor discussed in “Item 1A — Risk Factors” in this Current Report on Form 10-Q. Readers should carefully review these risk factors, as well as those identified in the documents filed by us with the Commission.
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

Results of Operations
     The following table summarizes the results of our operations for the third quarter and first nine months of fiscal years 2008 and 2007, respectively, as a percent of net sales. All percent amounts were calculated using the underlying data in thousands:

	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006
Audio products	56%	55%	57%	59%
Industrial products	44%	45%	43%	41%

Net sales	100%	100%	100%	100%
Cost of sales	44%	39%	43%	40%
Gross Margin	56%	61%	57%	60%

Research and development	26%	25%	26%	24%
Selling, general and administrative	30%	30%	29%	27%
Restructuring and other costs	(3%)	2%	(1%)	0%
Impairment of non-marketable securities	0%	0%	3%	0%
Acquired in process research and development	0%	4%	1%	2%

Total operating expenses	53%	61%	58%	53%

Income (loss) from operations	3%	0%	(1%)	7%

Realized gain on marketable securities	0%	0%	0%	0%
Interest income, net	6%	8%	7%	8%
Other income (expense), net	0%	0%	0%	0%

Income before income taxes	9%	8%	6%	15%
Provision (benefit) for income taxes	0%	0%	0%	0%

Net income	9%	8%	6%	15%

Net Sales
     Net sales for the third quarter of fiscal year 2008 increased $3.6 million, or 8 percent, to $48.9 million from $45.3 million for the third quarter of fiscal year 2007. As discussed in Note 11 — Segment Information, industrial products net sales increased by $1.3 million, or 7 percent, during the third quarter of fiscal year 2008 from the comparable quarter of the prior fiscal year due substantially to the inclusion of Apex Microtechnology, Inc. (“Apex”) operating results after July 24, 2007, a new acquisition to our industrial product line. The increase from Apex was partially offset by a decline in revenue from our seismic and ARM products. Net sales from our audio products increased $2.3 million, or 9 percent, due primarily to strong growth in portable products, as well as from an increase in sales from surround codecs. These increases were partially offset by reductions in revenue from our analog-to-digital converters, digital signal processors (“DSP”), and interface products.
     Net sales for the first nine months of fiscal year 2008 decreased $1.6 million, or 1 percent, to $137.1 million from $138.7 million for the first nine months of fiscal year 2007. Industrial products net sales increased $2.1 million, or 4 percent, during the first nine months of fiscal year 2008 from the comparable period of the prior fiscal year due in large part to the acquisition of Apex during the second quarter of fiscal year 2008, partially offset by a decline in our seismic and communications products. Net sales from our audio products declined $3.7 million, or 5 percent. This decline was partially offset by strong growth in our portable and surround codecs.
     Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 65 percent and 58 percent of net sales during the third quarter of fiscal years 2008 and 2007, respectively. For the first nine months of fiscal years 2008 and 2007 respectively, export sales, principally to Asia, were 63 percent and 64 percent of net sales. Our sales are denominated primarily in

U.S. dollars. As a result, we have not entered into foreign currency forward exchange and option contracts.
     We had no direct customers that accounted for more than 10 percent of our sales. We had one distributor that represented 24 percent and 32 percent of our sales for the third quarter of fiscal years 2008 and 2007, respectively. That same distributor represented 26 percent and 29 percent of sales for the first nine months of fiscal years 2008 and 2007, respectively.
Gross Margin
     Gross margin was 55.9 percent in the third quarter of fiscal year 2008, down from 60.5 percent in the third quarter of fiscal year 2007. The decrease in gross margin was driven primarily by a change in both customer and product mix. Gross margins received a net charge to reserves of approximately $0.3 million and $0.2 million during the third quarters of fiscal years 2008 and 2007, respectively, which had a negligible impact on gross margins for the periods.
     Gross margin was 57.2 percent in the first nine months of fiscal year 2008, down from 59.6 percent in the first nine months of fiscal year 2007. The decrease in gross margin was driven primarily by a change in both customer and product mix. During the first nine months of fiscal year 2007, gross margin received a net charge to reserves of approximately $0.2 million compared to a charge of $0.6 million during the comparable period of fiscal year 2008, which had a negligible impact on gross margins for the periods.
Research and Development Expense
     Research and development expense for the third quarter of fiscal year 2008 of $13.2 million increased $2.0 million from $11.2 million in the third quarter of fiscal year 2007. This increase during the current quarter was primarily due to additional headcount costs associated with the recent acquisition of Apex, which contributed an additional $0.9 million in salaries and benefits expenses. The increase in research and development expense for the third quarter of fiscal year 2008 was also impacted by higher acquired intangible amortization expense of approximately $0.5 million associated with the Apex acquisition and higher product development expenses associated with tape-out and mask costs of approximately $0.2 million.
     Research and development expense for the first nine months of fiscal year 2008 of $36.2 million increased $3.2 million from $33.0 million in the first nine months of fiscal year 2007. This increase was primarily due to a $1.7 million increase in depreciation and amortization, of which $1.0 million is attributable to the amortization of acquired intangibles associated with the acquisitions of Apex, as well as Caretta Integrated Circuits (“Caretta”), in fiscal year 2007. In addition, increased headcount related to these acquisitions increased research and development expenses by $0.9 million and product development expenses provided an additional $0.3 million increase.
Selling, General and Administrative Expense
     Selling, general and administrative expense in the third quarter of fiscal year 2008 of $14.5 million increased by $1.0 million from $13.5 million in the third quarter of fiscal year 2007. This increase was primarily due to higher headcount associated with our acquisitions of Apex and Caretta, an increase in salaries and benefits costs associated with the Company’s annual stock option grant which did not occur in the corresponding period of fiscal year 2007, and additional legal costs associated with ongoing litigation. These increases were substantially offset by a reduction in charges associated with our voluntary review of our stock compensation practices conducted in fiscal year 2007.
     Selling, general and administrative expense in the first nine months of fiscal year 2008 of $40.3 million increased by $3.3 million from $37.0 million in the first nine months of fiscal year 2007. This increase was due primarily to higher headcount associated with our acquisitions of Apex and Caretta and additional legal costs associated with ongoing litigation, which were substantially offset by a reduction in charges associated with our voluntary review of our stock compensation practices conducted in fiscal year 2007. In addition, occupancy costs increased by $0.6 million, partially attributable to the Apex and Caretta acquisitions, but also due to a charge of $0.3 million related to final make-ready expenses associated with the expiration of a lease agreement in Fremont, California.
Restructuring Costs and Other, Net
     During the third quarter and first nine months of fiscal year 2008, we realized a net benefit in restructuring and other costs, a component of operating expenses, of $1.6 million. The benefits were primarily associated with the expiration of a Fremont, California facility lease agreement in December 2007.
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
Impairment of Non-Marketable Securities
     During the second quarter of fiscal year 2008, we determined an impairment indicator existed related to our cost method investment in Magnum Semiconductor, Inc. (“Magnum”), as Magnum recently participated in another round of capital funding from other sources, and our portion of the investment was diluted. We performed a fair value analysis of our cost method investment in Magnum in accordance with Emerging Issues Task Force No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Based on the results of this analysis as of December 29, 2007, we recognized an impairment of $3.7 million to reduce the carrying value of the Magnum cost method investment to zero. The impairment was recorded as a separate line item on the statement of operations in operating expenses under the caption “Impairment of non-marketable securities.”
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
     On December 29, 2006, Cirrus Logic acquired 100 percent of the voting equity interests in Caretta, a company based in Shanghai, China that specializes in designing power management integrated circuits for the large, single-cell lithium ion battery market. This acquisition was undertaken to strengthen and diversify our analog and mixed signal product portfolios as well as position us for growth within the China market. In allocating the $11.0 million purchase price, we immediately recognized an expense of $1.9 million for research and development that was defined as “in-process” at the time of acquisition. This charge is included in total operating expenses on the consolidated statement of operations under the caption “Acquired in process research and development.”

Interest Income
     Interest income was $3.0 million and $3.6 million for the third quarters in fiscal years 2008 and 2007, respectively. The decrease of $0.6 million in the third quarter of fiscal year 2008 is primarily due to decreased cash, cash equivalent, and marketable securities balances on which interest was earned, primarily attributable to cash required to complete the Apex acquisition in the second quarter of fiscal year 2008. In addition, interest income for the third quarter of fiscal year 2008 was reduced due to lower rates of return realized on our investments as compared to the corresponding period of fiscal year 2007.
Income Taxes
     We recognized a provision for income taxes of $10 thousand and $40 thousand for the third quarter and first nine months of fiscal year 2008, respectively. The income tax expense for both periods was primarily driven by estimated income taxes due in certain foreign jurisdictions. Our tax expense for the third quarter and first nine months of fiscal year 2008 is based on an estimated effective tax rate that is derived from an estimate of consolidated earnings before taxes for fiscal year 2008. The estimated effective tax rate is impacted primarily by the worldwide mix of consolidated earnings before taxes and an assessment regarding the realizability of our deferred tax assets. Our tax expense for the third quarter and first nine months of fiscal year 2008 was less than the Federal statutory rate primarily as a result of the utilization of a portion of our U.S. deferred tax asset, which had been subjected to a valuation allowance.
     We recognized a provision for income taxes of $32 thousand and a benefit for income taxes of $0.3 million for the third quarter and first nine months of fiscal year 2007, respectively. The income tax benefit for the first nine months of fiscal year 2007 of $0.3 million was generated by the expiration of the statute of limitations for years in which certain non-U.S. income tax exposures for transfer pricing issues had existed. The fiscal year 2007 benefit is net of non-U.S. income taxes and U.S. alternative minimum tax. Our tax expense for the third quarter and the first nine months of fiscal year 2007 was less than the Federal statutory rate due primarily to the utilization of a portion of our U.S. deferred tax asset on which there had been placed a full valuation allowance, and the release of a tax contingency reserve in the first quarter.
Recently Issued Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements of uncertain tax positions. The accounting provisions of FIN 48 were effective for the Company beginning April 1, 2007, the first day of our 2008 fiscal year. As a result of the adoption of this new pronouncement, we recognized a $1.6 million decrease in the liability for unrecognized tax benefits with a corresponding increase to the beginning balance of retained earnings. The Company is complying with the current provisions of FIN 48. See Note 4, “Income Taxes” for further details.
     In December 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations.
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

     In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations.” SFAS 141 (revised 2007) provides for several changes in the manner in which an entity accounts for business combinations. It establishes principles and requirements for how an acquirer recognizes fair values of acquired assets, including goodwill, and assumed liabilities. SFAS 141 (revised 2007) requires that transaction costs are expensed as incurred and are not considered part of the fair value of an acquirer’s interest. Under SFAS 141 (revised 2007), acquired research and development value will no longer be expensed at acquisition, but instead will be capitalized as an indefinite-lived intangible asset, subject to impairment accounting throughout its development stage and then subject to amortization and impairment after development is complete. SFAS 141 (revised 2007) is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted.
Liquidity and Capital Resources
     During the first nine months of fiscal year 2008, we generated approximately $22.8 million of cash from operating activities. The primary increase in cash from operations was related to the cash components of our net income and to an increase in accounts payable of $7.0 million driven by the receipt of large inventory shipments in December 2007. These increases were partially offset by an increase in our accounts receivable of $1.1 million, a decrease in accrued liabilities of $5.8 million, and a decrease in accrued salaries and benefits of $1.9 million. During the first nine months of fiscal year 2007, we generated approximately $29.9 million of cash from operating activities. The primary increase in cash for the first nine months of fiscal year 2007 was related to the cash components of our net income and from reductions in accounts receivable of $4.7 million, partially offset by decreases in accounts payable of $2.0 million and deferred revenue of $2.2 million.
     Net cash used in investing activities was $46.5 million during the first nine months of fiscal year 2008, primarily as a result of the acquisition of Apex for approximately $42.8 million and by investments in technology and equipment of approximately $5.0 million, primarily resulting from the purchase of certain intellectual property from Tripath Technology, Inc. during the first quarter of fiscal year 2008. Partially offsetting these uses of cash from investing activities was $1.6 million from net proceeds of investments from our available-for-sale securities. Net cash used in investing activities was $70.6 million during the first nine months of fiscal year 2007, primarily the result of the net purchase of $55.3 million of available-for-sale securities and for the acquisition of Caretta for approximately $10.7 million. Purchases of property and equipment and technology licenses during the period were $4.8 million.
     We generated $5.0 million and $6.0 million in cash from financing activities during the first nine months of fiscal years 2008 and 2007, respectively, due primarily to the issuance of common stock in connection with option exercises and our employee stock purchase plan.
     As of December 29, 2007, we have restricted cash of $5.7 million which primarily secures certain obligations under our lease agreement for the headquarters and engineering facility in Austin, Texas.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure control and procedures
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) concluded that, as of December 29, 2007, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our controls and procedures are effective in timely alerting them to material information required to be included in this report.
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
     Three additional lawsuits arising out of the same claims have been filed in federal court in the United States District Court for the Western District of Texas — Austin Division. Between March 19, 2007, and May 22, 2007, three purported stockholders filed derivative lawsuits related to the Company’s prior stock option grants against current and former officers and directors of Cirrus Logic and against the Company, as a nominal defendant. The individual defendants named in these lawsuits overlap, but not completely, with the state suit. The lawsuits allege many of the causes of action alleged in the Texas state court suit, but also include claims for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5, violations of Section 14(a) of the Exchange Act and violations of Section 20(a) of the Exchange Act.
     On July 16, 2007, the plaintiffs in the three federal cases filed a motion to voluntarily dismiss their claims in the federal court and indicated their intent to coordinate their efforts in the state district court case. After a hearing on the plaintiffs’ motion, the court denied the plaintiff’s motion and required the three purported stockholders to file a consolidated complaint in federal court. A consolidated complaint, including substantially similar allegations to the three previous complaints, was filed on October 9, 2007. In response to the consolidated complaint, Cirrus Logic filed a motion to dismiss in early December based on the plaintiffs’ failure to make demand on the Board prior to filing this action (the “demand futility” motion).
     We intend to defend these lawsuits vigorously. However, we cannot predict the ultimate outcome of this litigation and we are unable to estimate any potential liability we may incur.

Securities and Exchange Commission Formal Investigation
     On October 11, 2007, the Securities and Exchange Commission initiated a formal investigation into the Company’s historical option granting practices. The order of investigation includes allegations of potential violations of Section 17(a) of the Securities Act; Sections 10(b), 13(a), 13(b), and 14(a) of the Exchange Act, and Rule 13a-14 of the Sarbanes-Oxley Act.
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
     On July 5, 2007, the Court granted our motion for judgment on the pleadings, determining that all claims except for the misappropriation of trade secrets claims were pre-empted by trade secret law. On October 15, 2007, the Court granted our motion for summary judgment on the trade secret misappropriation claim because we presented undisputed evidence that Silvaco will be unable to prove that Cirrus misappropriated Silvaco’s trade secrets. The only remaining allegations in the suit are our claims against Silvaco for breach of contract. We anticipate that the trial will be set on our claims in the next three or four months.
     At this stage of the litigation, we cannot predict the ultimate outcome and we are unable to estimate any potential liability we may incur.
Other Claims
     From time to time, other various claims, charges and litigation are asserted or commenced against us arising from, or related to, contractual matters, intellectual property, employment disputes, as well as other issues. Frequent claims and litigation involving these types of issues are not uncommon in our industry. As to any of these claims or litigation, we cannot predict the ultimate outcome with certainty.
ITEM 1A. RISK FACTORS
     In evaluating all forward-looking statements, readers should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements. Various risk factors associated with our business are included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, as filed with the U.S. Securities and Exchange Commission (“Commission”) on June 4, 2007, as updated on July 31, 2007 and November 5, 2007 in our Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 2007 and September 29, 2007 respectively, and as further updated in our Schedule TO filed with the SEC on August 30, 2007, and available at www.sec.gov.
ITEM 6. EXHIBITS
     The following exhibits are filed as part of or incorporated by reference into this Report:

3.1	Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (1)
3.2	Agreement and Plan of Merger, filed with the Delaware Secretary of State on February 17, 1999. (1)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock, filed with the
Delaware Secretary of State on March 30, 1999. (1)
3.4	Amended and Restated Bylaws of Registrant. (2)
3.5	Certificate of Elimination dated May 26, 2005. (3)
10.1 *	Cirrus Logic, Inc. 1996 Stock Plan — amended and restated as of July 25, 2001.
31.1 *	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Form 10-Q.

(1)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 22, 2001, which is filed under file number 000-17795-1665897 taken from the website www.sec.gov.

(2)	Incorporated by reference from Registrant’s Report of Form 8-K filed with the Commission on December 21, 2005.

(3)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 26, 2005 filed with the Commission on May 27, 2005.
SIGNATURE
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRRUS LOGIC, INC.
Date: January 30, 2008	By:	/s/ Thurman K. Case
Thurman K. Case
Chief Financial Officer and Principal Accounting Officer