Form 10-K
period 2008-03-29
CIRRUS LOGIC INC
filed 2008-05-29
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended March 29, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act). (Check One):

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Act).  YES ☐      NO ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was approximately $459 million based upon the closing price reported on the NASDAQ Global Select Market as of September 29, 2007.

As of May 27, 2008, the number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 64,892,873.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s proxy statement for its annual meeting of stockholders to be held July 25, 2008 is incorporated by reference in Part III of this Annual Report on Form 10-K.

CIRRUS LOGIC, INC.

FORM 10-K

For The Fiscal Year Ended March 29, 2008

PART I

ITEM 1.	Business

Cirrus Logic, Inc. (“Cirrus Logic,” “Cirrus,” “We,” “Us,” “Our,” or the “Company”) develops high-precision, analog and mixed-signal integrated circuits (“ICs”) for a broad range of consumer and industrial markets. Building on our diverse analog mixed-signal patent portfolio, Cirrus Logic delivers highly optimized products for consumer and commercial audio, automotive entertainment and targeted industrial applications. We also develop ICs, board-level modules and hybrids for high-power amplifier applications branded as the Apex Precision Powertm line of products. We also provide complete system reference designs based on our technology that enable our customers to bring products to market in a timely and cost-effective manner.

We were founded in 1984 and were reincorporated in the State of Delaware in February 1999. Our primary facilities, housing engineering, sales and marketing, administration, and test operations are located in Austin, Texas. In addition, we have an administrative and manufacturing facility in Tucson, Arizona, a design center in Shanghai in the People’s Republic of China, and sales locations internationally and throughout the United States. We also serve customers from international sales offices in Europe and Asia, including the People’s Republic of China, Hong Kong, South Korea, Japan, Singapore, Taiwan, and the United Kingdom. Our common stock, which has been publicly traded since 1989, is listed on the NASDAQ Global Select Market under the symbol CRUS.

We maintain a Web site with the address www.cirrus.com. We are not including the information contained on our Web site as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our Web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (the “SEC”). To receive a free copy of this Form 10-K, please forward your written request to Cirrus Logic, Inc., Attn: Investor Relations, 2901 Via Fortuna, Austin, Texas 78746, or via email at InvestorRelations@cirrus.com.

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

Increasing advances in semiconductor technology are resulting in the convergence of electronics products, which means cost savings, added convenience, and functionality for consumers. For example, compact disc (“CD”) players were introduced to play audio content in the CD format only. Later, DVD players were introduced, combining audio with video. These consumer electronics products now support additional audio and video formats, such as MP3 audio and MPEG-4 video. As these digital home entertainment systems have converged and have become increasingly complex, a need has arisen among makers of these systems for sophisticated IC chips that have many features and are cost-effective.

Manufacturers of electronics products also face expedited time-to-market demands and, because analog or mixed-signal IC design is a specialized field of IC design, manufacturers increasingly are asking third parties to provide advanced, analog or mixed-signal ICs. The design of the analog component of a mixed-signal IC is complex and difficult, and requires engineers to optimize speed, power and resolution within standard manufacturing processes.

Markets and Products

We are focused on becoming a leader in high-precision analog and mixed-signal ICs for a broad range of consumer and industrial markets. Our primary product lines include:

Audio Products: High-precision analog and mixed-signal products for consumer, professional and automotive entertainment markets.

Industrial Products: High-precision analog and mixed-signal components for industrial measurement applications, such as industrial process control, analytical instruments, consumer utility, digital power meters and seismic systems. Industrial products also include ICs, board-level modules and hybrids for high-power pulse width modulation (“PWM”) and power amplifiers applications.

We offer approximately 700 products to more than 2,500 end-customers worldwide through both direct and indirect sales channels. Our major customers are among the world’s leading electronics manufacturers. We target both large existing and emerging growth consumer electronic and industrial markets that derive value from our expertise in advanced analog and mixed-signal design processing, systems-level integrated circuit engineering and embedded software development. We derive our revenue both domestically and from a variety of locations across the world, including the People’s Republic of China, the European Union, Hong Kong, Japan, South Korea, Taiwan, and the United Kingdom.

The following table summarizes sales to distributors that represent more than 10 percent of our consolidated net sales:

	March 29,	March 31,	March 25,
	2008	2007	2006

Avnet, Inc.	27%	29%	25%

AUDIO PRODUCTS

We are a recognized leader in analog and mixed-signal audio converter and audio DSP products that enable today’s new consumer, professional and automotive entertainment applications. Our products include analog-to-digital converters (“ADCs”), digital-to-analog converters (“DACs”), chips that integrate ADCs and DACs into a single IC, otherwise known as coder-decoders (“CODECs”), digital interface ICs, volume controls and digital amplifiers, as well as audio DSPs for consumer electronics applications such as A/V receivers, digital TVs, and CobraNet ICs and modules for networked audio applications. Our broad portfolio of approximately 250 active proprietary products includes the following products, which have been added in the past fiscal year:

•	The CS49700 audio DSP, the first single-chip processor designed to handle the wide variety of audio algorithms associated with Blu-ray Disctm.

•	The CS42324/5 family of codecs for digital TV applications. This family of products greatly simplifies the challenge of audio signal management within TV designs through integration, which eliminates the need for numerous separate components.

•	The CS43L22 low-power stereo DAC for low-power portable applications, such as MP3 music players and game devices. The CS43L22 features an integrated Class D speaker amplifier and stereo headphone, using advanced low-power circuit design techniques to minimize power consumption without sacrificing audio performance and reduce component counts.

•	The CS2000 family of audio clocking ICs for professional and high-end consumer applications, such as A/V receivers, mixing consoles, multitrack recorders and set-top boxes.

•	The CS48DV02, the first audio processor featuring Dolbytm Volume sound-leveling and enhancement technology for digital TV applications.

Our products are used in a wide array of consumer applications, including audio/video receivers (“AVRs”), DVD players and recorders, complete home theater systems, set-top boxes, MP3 players, gaming devices, sound cards and digital televisions. Applications for products within professional markets include digital mixing consoles, multitrack digital recorders and effects processors. Applications for products within automotive markets include amplifiers, satellite radio systems, telematics and multi-speaker car-audio systems. In networked digital audio applications, our proprietary CobraNet controller ICs enable delivery of uncompressed digital audio over Ethernet networks, co-existing with standard Ethernet network data traffic.

INDUSTRIAL PRODUCTS

We provide high-precision analog and mixed-signal ICs for targeted industrial measurement applications, as well as ICs, board-level modules, and hybrids from the Apex Precision Power brand of products for high-power PWM and power amplifiers applications. We have more than 450 active proprietary products which include ADCs, DACs, successive approximation register (“SAR”) converters and amplifier ICs. Our products are used in a wide array of high-precision, industrial measurement applications including industrial process control, analytical and medical instruments, consumer utility, digital utility meters and energy exploration systems. New additions to our proprietary product portfolio in the past fiscal year include:

•	The CS55XX family of high-precision industrial A/D converters for industrial and scientific instrumentation applications. This Delta-Sigma-based family of products combines the best attributes of Delta Sigma converters and SAR converters to deliver best-in-class features and performance. This family of products was a finalist for Best Analog IC product as part of EDN magazine’s Innovations of the Year Awards.

Manufacturing

We contract with third parties for wafer fabrication and nearly all of our assembly and test operations. During fiscal year 2008 the Company acquired 100 percent of the voting equity interests in Apex Microtechnology (“Apex”). Apex owns a 54,000 square foot facility in Tucson, Arizona, which continues to serve as the assembly and test facility for the Apex product line. With the exception of these Apex products, our fabless manufacturing strategy allows us to concentrate on our design strengths, minimize fixed costs and capital expenditures, access advanced manufacturing facilities and provide flexibility to source multiple leading-edge technologies through strategic relationships. After wafer fabrication by the foundry, third-party assembly vendors package the wafer die. The finished products are then sent for testing before shipment to our customers. Our supply chain management organization is responsible for the management of all aspects of the manufacturing, assembly, and testing of our products, including process and package development, test program development, and production testing of products in accordance with our ISO-certified quality management system. We use multiple foundries, assembly and test houses.

Patents, Licenses and Trademarks

We rely on trade secret, patent, copyright and trademark laws to protect our intellectual property products and technology. We intend to continue this practice in the future to protect our products and technologies. As of March 29, 2008, we held 1,070 U.S. patents, 137 U.S. pending patent applications and various corresponding international patents and applications. Our U.S. patents expire in calendar years 2008 through 2027.

We have maintained U.S. federal trademark registrations for CIRRUS LOGIC with accompanied design, CIRRUS, CRYSTAL and APEX MICROTECHNOLOGY, as well as for our Cirrus Logic logo design. These U.S. registrations may be renewed as long as the marks continue to be used in interstate commerce. We have also filed or obtained foreign registration for these marks in other countries or jurisdictions where we conduct, or anticipate conducting, international business.

To complement our own research and development efforts, we have also licensed and expect to continue to license, a variety of intellectual property and technologies important to our business from third parties.

Research and Development

We concentrate our research and development efforts on the design and development of new products for each of our principal markets. We also fund certain advanced-process technology development, as well as other emerging product opportunities. Expenditures for research and development in fiscal years 2008, 2007, and 2006, were $48.5 million, $44.0 million, and $45.8 million, respectively. These amounts include amortization of acquired intangibles of $1.4 million, $0.3 million, and $1.4 million, in fiscal years 2008, 2007, and 2006, respectively. Our future success is highly dependent upon our ability to develop complex new products, to transfer new products to volume production in a timely fashion, to introduce them to the marketplace ahead of the competition and to have them selected for design into products of systems manufacturers. Our future success may also depend on assisting our customers with integration of our components into their new products, including providing support from the concept stage through design, launch and production ramp.

Competition

Markets for our products are highly competitive and we expect that competition will continue to increase. We compete with other semiconductor suppliers that offer standard semiconductors, application-specific standard product and fully customized ICs, including embedded software, chip and board-level products. Some customers we service also develop ICs that compete with our products. Our strategy involves providing lower-cost versions of existing products and new, more advanced products for customers’ new designs.

While no single company competes with us in all of our product lines, we face significant competition in each of our major product lines, as detailed above in our product line discussions. We expect to face additional competition from new entrants in our markets, which may include both large domestic and international IC manufacturers and smaller, emerging companies.

The principal competitive factors in our markets include time to market; quality of hardware/software design and end-market systems expertise; price; product benefits that are characterized by performance, features, quality and compatibility with standards; access to advanced process and packaging technologies at competitive prices; and sales and technical support, which includes assisting our customers with integration of our components into their new products and providing support from the concept stage through design, launch and production ramp.

Competition typically occurs at the design stage, where the customer evaluates alternative design approaches. Many of our products have not been available from second sources; thus, once our ICs have been designed into a customer’s system, we generally do not face direct competition in selling our products.

Product life cycles vary greatly by product category. For example, many consumer electronic devices have shorter design-in cycles; therefore, our competitors have increasingly frequent opportunities to achieve design wins in next-generation systems. Conversely, this also provides us more frequent opportunities to displace competitors in products that have previously not utilized our design. The industrial and automotive markets typically have longer life cycles, which provide continued revenue streams over long periods of time. In the event that competitors succeed in supplanting our products, our market share may not be sustainable and net sales, gross margins and earnings could be adversely affected.

Sales, Marketing and Technical Support

Export sales, which include sales to customers with manufacturing plants outside the United States, were 62 percent of net sales in fiscal years 2008 and 2007, and 66 percent in fiscal year 2006. We maintain a worldwide sales force, which is intended to provide geographically specific selling support to our customers and specialized selling of product lines with unique customer bases.

Our domestic sales force includes a network of regional direct sales offices located in California, Florida, Massachusetts, Maryland, New Hampshire, Ohio, Nevada, and Texas. International sales offices and staff are located in France, Germany, Hong Kong, Shanghai in the People’s Republic of China, Singapore, South Korea, Taiwan, Japan and the United Kingdom. We supplement our direct sales force with external sales representatives and distributors. Our technical support staff is located in Texas, Arizona, and Shanghai in the People’s Republic of China.

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

Employees

As of March 29, 2008, we had 473 full-time employees, of whom 45 percent were engaged in research and product development activities, 37 percent in sales, marketing, general and administrative activities and 18 percent in manufacturing-related activities. Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and administrative personnel.

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

Our business faces significant risks. The risk factors set forth below may not be the only risks that we face. Additional risks that we are not aware of yet or that currently are not significant may adversely affect our business operations. You should read the following cautionary statements in conjunction with the factors discussed elsewhere in this and other Cirrus Logic’s filings with the SEC. These cautionary statements are intended to highlight certain factors that may affect the financial condition and results of operations of Cirrus Logic and are not meant to be an exhaustive discussion of risks that apply to companies such as ours.

We have historically experienced fluctuations in our operating results and expect these fluctuations to continue in future periods, which may result in volatility in our stock price.

Our quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect our net sales, gross margins and operating results. If our operating results fall below expectations of market analysts or investors, the market price of our common stock could decrease substantially.

Factors that could materially and adversely affect our net sales, gross margins and operating results include, but are not limited to:

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

Historically in the semiconductor industry, average selling prices of products have decreased over time. If the average selling price of any of our products decline and we are unable to increase our unit volumes, introduce new or enhanced products with higher margins and/or reduce manufacturing costs to offset anticipated decreases in the prices of our existing products, our operating results may be adversely affected. In addition, because of procurement lead times, we are limited in our ability to reduce total costs quickly in response to any revenue shortfalls. Because of these factors, we may experience material adverse fluctuations in our future operating results on a quarterly or annual basis.

Our results may be affected by the fluctuation in sales in the consumer entertainment market.

Because we sell products in the consumer entertainment market, we are likely to be affected by seasonality in the sales of our products. Further, a decline in consumer confidence and consumer spending relating to economic conditions, terrorist attacks, armed conflicts, oil prices, global health conditions and/or the political stability of countries that we operate or sell into could have a material adverse effect on our business.

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

Future downturns or upturns may have a material adverse effect on our business and results of operations. We may experience substantial period-to-period fluctuations in revenue due to general semiconductor industry conditions or other factors.

Because we do not have long-term agreements with our customers and generally do not have a significant backlog of unfilled orders, our revenue and operating results in any quarter are difficult to forecast and are substantially dependent upon customer orders received and fulfilled in that quarter.

We do not have long-term purchase agreements with customers. Our customers generally place purchase orders for deliveries no more than three months in advance. These purchase orders generally have limited cancellation or rescheduling penalty provisions. Therefore, cancellations, reductions or delays of orders from any significant customer could have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our revenue and earnings in any quarter depends upon customer orders for our products that we receive and fulfill in that quarter. Because our expense levels are based in part on our expectations as to future revenue and to a large extent are fixed in the short term, we likely will be unable to adjust spending on a timely basis to compensate for any unexpected shortfall in revenue. Accordingly, any significant shortfall of revenue in relation to our expectations could hurt our operating results.

Our failure to develop and timely introduce new products that gain market acceptance could harm our operating results.

Our success depends upon our ability to develop new products for new and existing markets, to introduce these products in a timely and cost-effective manner, and to have these products gain market acceptance. New product introductions involve significant risks. For example, delays in new product introductions or less-than-anticipated market acceptance of our new products are possible and would have an adverse effect on our revenue and earnings. The development of new products is highly complex and, from time-to-time, we have experienced delays in developing and introducing these new products. Successful product development and introduction depend on a number of factors including, but not limited to:

•	proper new product definition;

•	timely completion of design and testing of new products;

•	assisting our customers with integration of our components into their new products, including providing support from the concept stage through design, launch and production ramp;

•	successfully developing and implementing the software necessary to integrate our products into our customers’ products;

•	achievement of acceptable manufacturing yields;

•	availability of wafer fabrication, assembly and test capacity;

•	market acceptance of our products and the products of our customers; and

•	obtaining and retaining industry certification requirements.

Although we seek to design products that have the potential to become industry standard products, we cannot assure that market leaders will adopt any products introduced by us, or that any products initially accepted by our customers who are market leaders will become industry standard products. Both revenues and margins may be materially affected if new product introductions are delayed, or if our products are not designed into successive generations of our customers’ products. We may not be able to meet these challenges, or adjust to changing market conditions as quickly and cost-effectively as necessary to compete successfully. Our failure to develop and introduce new products successfully could harm our business and operating results.

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

Product development in the markets we serve is becoming more focused on the integration of multiple functions on individual devices. There is a general trend towards increasingly complex products. The greater integration of functions and complexity of operations of our products increases the risk that our customers or end users could discover latent defects or subtle faults after volumes of product have been shipped. This could result in, but not limited to:

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

We rely on independent foundries and assembly and test houses to manufacture, or provide components for, our products. Our reliance on these third parties involves certain risks and uncertainties. For example, shifts in industry-wide capacity from shortages to oversupply, or from oversupply to shortages, may result in significant fluctuations in our quarterly and annual operating results. We may order wafers and build inventory in advance of receiving purchase orders. Because our industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand, order cancellations, or technological obsolescence, there is a risk that we will forecast inaccurately and produce excess inventories of particular products.

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

Export sales, principally to Asia, include sales to U.S-based customers with manufacturing plants overseas and represented 62 percent, 62 percent, and 66 percent of our net sales in fiscal years 2008, 2007, and 2006, respectively. We expect export sales to continue to represent a significant portion of product sales. This reliance on international sales subjects us to the risks of conducting business internationally, including risks associated with political and economic instability, global health conditions, currency controls, exchange rate fluctuations and changes in import/export regulations, tariff and freight rates, as well as the risks of natural disaster, especially in Asia. For example, the financial instability in a given region may have an adverse impact on the financial position of end users in the region, which could affect future orders and harm our results of operations. Our international sales operations involve a number of other risks including, but not limited to:

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

Our failure to manage our distribution channel relationships could adversely affect our business.

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

In addition to export sales constituting a majority of our net sales, we maintain significant international operations, including design, sales and technical support personnel. We are also using contract manufacturers in Asia and Europe for foundry, assembly and test operations. International expansion has required, and will continue to require, significant management attention and resources. There are risks inherent in expanding our presence into non-U.S. regions, including, but not limited to:

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

We depend on third-party subcontractors, primarily in Asia, for the assembly, packaging and testing of most of our products. International operations and sales may be subject to political and economic risks, including changes in current tax laws, political instability, global health conditions, currency controls, exchange rate fluctuations and changes in import/export regulations, tariff and freight rates, as well as the risks of natural disaster. Although we seek to reduce our dependence on any one subcontractor, this concentration of subcontractors and manufacturing operations in Asia subjects us to the risks of conducting business internationally, including political and economic conditions in Asia. Disruption or termination of the assembly, packaging or testing of our products could occur and such disruptions could harm our business and operating results.

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

We compete in a number of fragmented markets. Our principal competitors in these markets include AKM, Analog Devices, Austriamicrosystems, Freescale Semiconductor, IDT, Linear Technologies, Maxim, Realtek, ST Micro, Teridian Semiconductor, Texas Instruments/Burr Brown and Wolfson Microelectronics-many of whom have substantially greater financial, engineering, manufacturing, marketing, technical, distribution and other resources, broader product lines, broader intellectual property portfolios and longer relationships with customers. We also expect intensified competition from emerging companies and from customers who develop their own IC products. In addition, some of our current and future competitors maintain their own fabrication facilities, which could benefit them in connection with cost, capacity and technical issues.

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

Our success depends on our ability to obtain patents and licenses and to preserve our other intellectual property rights covering our products. We seek patent protection for those inventions and technologies for which we believe such protection is suitable and is likely to provide a competitive advantage to us. We also rely substantially on trade secrets, proprietary technology, non-disclosure and other contractual terms, and technical measures to protect our technology and manufacturing knowledge. We work actively to foster continuing technological innovation to maintain and protect our competitive position. We cannot assure that steps taken by us to protect our intellectual property will be adequate, that our competitors will not independently develop or patent substantially equivalent or superior technologies or will be able to design around our patents, or that our intellectual property will not be misappropriated. In addition, the laws of some non-U.S. countries may not protect our intellectual property as well as the laws of the United States.

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

The IC industry is characterized by frequent litigation regarding patent and other intellectual property rights. We may find it necessary to initiate a lawsuit to assert our patent or other intellectual property rights. These legal proceedings could be expensive, take significant time and divert management’s attention from other business concerns. We cannot assure that we will ultimately be successful in any lawsuit, nor can we assure that any patent owned by us will not be invalidated, circumvented, or challenged. We cannot assure that rights granted under our patents will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all.

As is typical in the IC industry, we and our customers have, from time to time, received and may in the future receive, communications from third parties asserting patents, mask work rights, or copyrights. In the event third parties were to make a valid intellectual property claim and a license was not available on commercially reasonable terms, our operating results could be harmed. Litigation, which could result in substantial cost to us and diversion of our management, technical and financial resources, may also be necessary to defend us against claimed infringement of the rights of others. An unfavorable outcome in any such suit could have an adverse effect on our future operations and/or liquidity.

If we fail to attract, hire and retain qualified personnel, we may not be able to develop, market, or sell our products or successfully manage our business.

Competition for highly qualified personnel in our industry is intense. The number of technology companies in the geographic areas in which we operate is greater than it has been historically and we expect competition for qualified personnel to intensify. There are only a limited number of people in the job market with the requisite skills. Our Human Resources organization focuses significant efforts on attracting and retaining individuals in key technology positions. For example, start-up companies generally offer larger equity grants to attract individuals from more established companies. The loss of the services of key personnel or our inability to hire new personnel with the requisite skills could restrict our ability to develop new products or enhance existing products in a timely manner, sell products to our customers, or manage our business effectively.

We may face difficulties integrating and may incur costs associated with our acquisition of Apex.

On July 24, 2007, we completed the acquisition of Apex. We could experience difficulties integrating the personnel, products, technologies, and operations of this company. Integrating this acquisition involves a number of risks, including, but not limited to:

•	unexpected costs or incurring unknown liabilities, including potential unknown environmental liabilities associated with Apex’s manufacturing facility;

•	the diversion of management resources from other strategic and operational issues;

•	the inability to retain key employees at Apex;

•	difficulties relating to integrating the operations and personnel of Apex;

•	disruption in the supply of components purchased and incorporated into Apex’s hybrid and board-level products;

•	entering into markets and acquiring technologies in areas in which we have little experience; and

•	acquired intangible assets becoming impaired as a result of technological advancements, or worse-than-expected performance of Apex.

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

In addition, if we are able to acquire companies, products or technologies, we could experience difficulties in integrating them. Integrating acquired businesses involves a number of risks, including, but not limited to:

•	the potential disruption of our ongoing business;

•	unexpected costs or incurring unknown liabilities;

•	the diversion of management resources from other strategic and operational issues;

•	the inability to retain the employees of the acquired businesses;

•	difficulties relating to integrating the operations and personnel of the acquired businesses;

•	adverse effects on the existing customer relationships of acquired companies;

•	the potential incompatibility of business cultures;

•	adverse effects associated with entering into markets and acquiring technologies in areas in which we have little experience; and

•	acquired intangible assets becoming impaired as a result of technological advancements, or worse-than-expected performance of the acquired company.

If we are unable to successfully address any of these risks, our business could be harmed.

Future transactions may limit our ability to use our net operating loss carryforwards.

As of March 29, 2008, we had U.S. federal tax net operating loss (“NOL”) carryforwards of approximately $470.5 million. These NOL carryforwards may be used to offset future taxable income and thereby reduce our U.S. federal income taxes otherwise payable. There is a risk we may not be able to generate taxable income in the future in the amount necessary to fully utilize all of these NOLs. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its NOL carry forwards to reduce its tax liability. Due in part to potential changes in our shareholder base, we may at some point in the future experience an “ownership change” as defined in Section 382 of the Code. Accordingly, our use of the net operating loss carryforwards and credit carryforwards may be limited by the annual limitations described in Sections 382 and 383 of the Code.

Our stock price may be volatile.

The market price of our common stock fluctuates significantly. This fluctuation is the result of numerous factors, including, but not limited to:

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

Certain provisions of our Certificate of Incorporation and By-Laws, and Delaware law could make it more difficult for a third party to acquire us, even if our stockholders support the acquisition. These provisions include, but are not limited to:

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

On occasion, we may invest in non-marketable securities of private companies. As of March 29, 2008, the Company did not hold any such securities in its investment portfolio that have not been fully impaired.

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

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

As of May 1, 2008, our principal leased facilities, located in Austin, Texas, consisted of approximately 214,000 square feet of office space, which have lease terms that extend into calendar year 2012, excluding renewal options. This leased space includes our headquarters and engineering facility, which has 197,000 square feet, and 17,000 square feet of leased space at our failure analysis facility. We have subleased approximately 70,000 square feet of space at our Austin headquarters and engineering facility. The longest of these subleases extends into calendar year 2012.

We also lease facilities in Fremont, California. These facilities consist of approximately 170,000 square feet of leased office and engineering space, with leases that expire in calendar year 2009, excluding renewal options. During fiscal year 2008, leases expired on two properties in Fremont, California that were approximately 122,000 square feet in size. These leases were not renewed. See also Item 3 — Legal Proceedings under the heading “Cirrus Investments” for additional discussion regarding these leases. As a result of our facilities consolidation activities, which began in fiscal year 1999 concurrent with the move of our headquarters from California to Texas, we no longer occupy any leased space in California. We have subleased approximately 80,000 square feet of our leased office space in California. We continue to actively pursue sublease tenants for the remaining space.

During fiscal year 2008 the Company acquired 100 percent of the voting equity interests in Apex. As a result of the acquisition, Cirrus now owns a 54,000 square foot facility in Tucson, Arizona, which continues to serve as the assembly facility for the Apex product line.

We also continue to lease our former design facility in Boulder, Colorado following the move of the design activities to our headquarters in Austin, Texas. This design facility is approximately 12,000 square feet in size and has a lease that expires in calendar year 2010. We have subleased approximately 10,000 square feet of this office space and continue to actively pursue sublease tenants for the remaining space.

Below is a detailed schedule that identifies our occupied leased and owned property locations as of May 1, 2008 with various lease terms through calendar year 2012:

Design Centers	Sales Support Offices – USA	Sales Support Offices – International

Austin, Texas	Burlington, Massachusetts	Hong Kong, China
Tucson, Arizona		Shanghai, China
Shanghai, China		Tokyo, Japan
Singapore
Seoul, South Korea
Taipei, Taiwan
Buckinghamshire, United Kingdom

See Notes 7 and 10 of the Notes to Consolidated Financial Statements contained in Item 8 for further detail.

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

Two additional lawsuits arising out of the same claims have been filed in federal court in the United States District Court for the Western District of Texas — Austin Division. Between March 19, 2007, and March 30, 2007, two purported stockholders filed derivative lawsuits related to the Company’s prior stock option grants against current and former officers and directors of Cirrus Logic and against the Company, as a nominal defendant. The individual defendants named in these lawsuits overlap, but not completely, with the state suit. The lawsuits allege many of the causes of action alleged in the Texas state court suit, but also include claims for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5, violations of Section 14(a) of the Exchange Act and violations of Section 20(a) of the Exchange Act.

On July 16, 2007, the plaintiffs in the two federal cases filed a motion to voluntarily dismiss their claims in the federal court and indicated their intent to coordinate their efforts in the state district court case. After a hearing on the plaintiffs’ motion, the court denied the plaintiff’s motion and required the two purported stockholders to file a consolidated complaint in federal court. A consolidated complaint, including substantially similar allegations to the two previous complaints, was filed on October 11, 2007. In response to the consolidated complaint, Cirrus Logic filed a motion to dismiss on November 15, 2007 based on the plaintiffs’ failure to make demand on the Board of Directors of Cirrus Logic (the “Board”) prior to filing this action (the “demand futility” motion). The plaintiffs filed their opposition to the motion on December 14, 2007. The court ordered a stay to allow the parties to engage in mediation and attempt to reach resolution. A mediation session was held May 12, 2008 and mediation is scheduled to recommence in June 2008.

We intend to defend these lawsuits vigorously. However, we cannot predict the ultimate outcome of this litigation and we are unable to estimate any potential liability we may incur.

Securities and Exchange Commission Formal Investigation

On October 11, 2007, the SEC initiated a formal investigation into the Company’s historical option granting practices. The order of investigation included allegations of potential violations of Section 17(a) of the Securities Act; Sections 10(b), 13(a), 13(b), and 14(a) of the Exchange Act, and Rule 13a-14 of the Sarbanes-Oxley Act.

On March 3, 2008, the Company received notice that the staff of the SEC completed its formal investigation and that they do not intend to recommend any enforcement action by the SEC.

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

On February 12, 2008, we settled our cross-complaint against Silvaco, whereby Silvaco agreed to pay Cirrus $30,000 as full and final restitution of all claims that could have been alleged in the cross-complaint.

Based on these orders and the settlement of the cross-complaint, the Court entered judgment in our favor on Silvaco’s complaint and our cross-complaint on March 4, 2008. As a result of the favorable judgment, on May 16, 2008, the court awarded approximately $59,000 for our expenses in defending the suit.

On April 7, 2008, Silvaco filed a notice of appeal on these matters. We anticipate that the appeal will be heard by the Court of Appeal of the State of California, Sixth Appellate District in the last half of calendar year 2008.

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

	High	Low

Fiscal year ended March 29, 2008
First quarter	$8.93	$7.04
Second quarter	8.85	6.19
Third quarter	7.45	4.47
Fourth quarter	6.81	4.00
Fiscal year ended March 31, 2007
First quarter	$10.46	$7.22
Second quarter	8.15	5.85
Third quarter	7.71	6.56
Fourth quarter	9.44	6.83

As of May 27, 2008, there were approximately 942 holders of record of our Common Stock.

We have not paid cash dividends on our Common Stock and currently intend to continue a policy of retaining any earnings for reinvestment in our business.

On January 30, 2008, we publicly announced that our Board authorized a share repurchase program of up to $150 million. Share repurchases under this program were funded from existing cash and were effected through the open market or in private transactions, depending on general market and economic conditions. The following table summarizes repurchases of our Common Stock for the quarter ending March 29, 2008 (in thousands, except per share amounts):

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares That May Yet be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Monthly Period	Shares Purchased	Paid per Share	Plans or Programs(1)	Plan or Programs

January 1-31, 2008	—	—	—	$150,000
February 1-29, 2008	6,101	$5.07	6,101	$119,068
March 1-29, 2008	7,206	$5.58	7,206	$78,880

Total	13,307		13,307

(1)	On January 28, 2008 the Board authorized a share repurchase program of up to $150 million. The Company completed the stock repurchase program on April 28, 2008 for a total of $149,999,997 with 24,543,917 shares repurchased.

Since March 29, 2008 the Company repurchased an additional 11,237,219 shares of Common Stock at a total cost of approximately $78.9 million, completing the share repurchase program. We did not repurchase any of our Common Stock during fiscal year 2007 or fiscal year 2006.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Cirrus Logic, Inc., The S&P 500 Index
And The S&P Semiconductors Index

* $100 invested on 3/31/03 in stock or index-including reinvestment of dividends. Fiscal year ending March 31.

Copyright© 2008 Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	Cumulative Total Return
	March 2003	March 2004	March 2005	March 2006	March 2007	March 2008

Cirrus Logic, Inc.	100.00	377.11	224.88	421.89	381.09	334.33
S&P 500	100.00	135.12	144.16	161.07	180.13	170.98
S&P Semiconductors	100.00	171.55	145.41	157.49	145.40	138.10

Stockholder returns over the indicated periods should not be considered indicative of future stockholder returns.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of March 29, 2008, including the Company’s 1987 Stock Option Plan, the 1989 Employee Stock Purchase Plan, the 1990 Directors’ Stock Option Plan, the 1996 Stock Plan, the 2002 Stock Option Plan, the 2006 Stock Incentive Plan, the Audio Logic 1992 Plan, the Peak Audio, Inc. 2001 Stock Plan, the LuxSonor Semiconductors, Inc. 1995 Stock Option Plan, the ShareWave, Inc. 1996 Flexible Stock Incentive Plan, the Stream Machine Company 1996 Stock Plan, the Stream Machine 2001 Stock Plan, and the Stream Machine Company non-statutory stock option grants made outside of a plan (in thousands, except per share amounts):

			(C)
			Number of Securities
	(A)	(B)	remaining available for
	Number of Securities	Weighted-average	future issuance under equity
	to be issued upon	exercise price of	compensation plans
	exercise of outstanding	outstanding options,	(excluding securities
	options, warrants, and rights	warrants, and rights	reflected in column (A))

Equity compensation plans approved by security holders(1)	5,410	$9.14	14,653	(2)
Equity compensation plans not approved by security holders(3)	3,126	$5.85	—

Total	8,536	$7.94	14,653

1.	The Company’s stockholders have approved the Company’s 1987 Stock Option Plan, the 1989 Employee Stock Purchase Plan, the 1990 Directors’ Stock Option Plan, and the 2006 Stock Incentive Plan. The following plans were assumed by the Company at the time of acquisition, and Cirrus Logic stockholder approval was not required for these plans or their respective outstanding grants, as they were approved by the acquired companies shareholders: the Audio Logic 1992 Plan, the Peak Audio, Inc. 2001 Stock Plan, the LuxSonor Semiconductors, Inc. 1995 Stock Option Plan, the ShareWave, Inc. 1996 Flexible Stock Incentive Plan, the Stream Machine Company 1996 Stock Plan, the Stream Machine 2001 Stock Plan, and the Stream Machine Company non-statutory stock option grants made outside of a plan.

2.	In addition to shares available for issuance under our 2006 Stock Incentive Plan, the number reported includes 48,338 shares available for grant under the 1990 Directors Stock option Plan, which was suspended following the stockholder’s approval of the 2006 Stock Incentive Plan, and 841,392 shares available for issuance under the Company’s 1989 Employee Stock Purchase Plan. Our Board of Directors discontinued all future grants under the option plans we assumed in connection with our past acquisitions, including the Audio Logic 1992 Plan, the Peak Audio, Inc. 2001 Stock Plan, the LuxSonor Semiconductors, Inc. 1995 Stock Option Plan, the ShareWave, Inc. 1996 Flexible Stock Incentive Plan, the Stream Machine Company 1996 Stock Plan, and the Stream Machine 2001 Stock Plan, so shares under these plans have not been included in the total.

3.	In August 2002, the Board approved the 2002 Stock Option Plan, which permits awards of fair market value stock options to non-executive employees. As of July 2006, when our shareholders approved the adoption of the 2006 Stock Incentive Plan, we cancelled all remaining options available for grant under the 2002 Stock Option plan.

As of March 29, 2008, the Company was awarding options under the 2006 Stock Incentive Plan and the 1989 Employee Stock Purchase Plan.

ITEM 6. Selected Consolidated Financial Data
(Amounts in thousands, except per share amounts)

The information contained below should be read along with Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 — Financial Statements and Supplementary Data.

	Fiscal Years
	2008	2007	2006	2005	2004

Net sales	$181,885	$182,304	$193,694	$194,900	$196,338
Net Income (loss)	(5,846)	27,895	52,426	(13,496)	42,848
Basic earnings (loss) per share	$(0.07)	$0.32	$0.61	$(0.16)	$0.51
Diluted earnings (loss) per share	$(0.07)	$0.31	$0.60	$(0.16)	$0.50
Financial position at year end:
Cash, cash equivalents, restricted investments and marketable securities	$187,498	$271,715	$243,468	$179,713	$200,141
Total assets	298,306	353,060	319,041	262,810	314,672
Working capital	194,665	286,417	232,189	183,283	168,898
Long-term obligations	9,381	13,503	14,803	12,353	17,737
Total stockholders’ equity	$240,935	$304,937	$264,270	$203,206	212,706

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities the Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. In some cases, forward-looking statements are identified by words such as we “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” and “intend.” Variations of these types of words and similar expressions are intended to identify these forward-looking statements. These forward looking statements include statements about our outlook for fiscal year 2009, including our anticipated gross margins; research and development expenses; selling, general and administrative expenses, and operating profitability. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in Item 1A — Risk Factors and elsewhere in this report, as well as in the documents filed by us with the SEC, specifically the most recent reports on Form 10-Q and 8-K, each as it may be amended from time to time. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

Overview

We were incorporated in California in 1984, became a public company in 1989 and were reincorporated in the State of Delaware in February 1999. Through most of our corporate existence, we provided ICs for personal computer applications, including personal computer (“PC”) graphics and storage. In 2001, we refocused our business efforts away from these areas, which we believed had become commodity-like in terms of pricing and offered diminished opportunities for sustained product differentiation and profitability. We reinforced our commitment to operate efficiently and profitably by taking strategic actions beginning in 2005 to improve our top and bottom line growth, including: (1) improving efficiencies by focusing on our product lines including analog mixed-signal products and industrial products, (2) divesting ourselves of our digital video product line assets and non-core products to focus on our core strengths, and (3) enhancing our capital structure by initiating a $150 million stock repurchase program in fiscal year 2008 to increase long-term shareholder value.

During fiscal year 2008, we acquired 100 percent of the outstanding stock of Apex. Apex designs and produces integrated circuits, hybrids and modules used in a wide range of industrial and aerospace applications that require high-power precision analog products, such as PWM’s and power amplifiers. These precision amplifiers are used for driving motors, piezo electrics, programmable power supplies and other devices requiring high power and precision control and provide a compliment to our existing industrial product line. The results of Apex’s operations have been included in our consolidated financial statements since the acquisition date. We acquired Apex for a purchase price of approximately $42.8 million, consisting primarily of cash and direct acquisition costs.

In fiscal year 2008 we took additional steps to improve our competitive cost structure. First, we committed to a plan to close Caretta Integrated Circuits (“Caretta”), a subsidiary based in Shanghai, China. This action eliminated approximately 30 positions in China during the Company’s fourth fiscal quarter, and resulted in the Company recording a charge of approximately $12.1 million, which consists primarily of a non-cash charge for the assets and goodwill related to Caretta, as well as $1.8 million in cash payments for the affected employees. Also in the fourth quarter, we made a strategic decision to streamline our organization structure in favor of allocating available resources to projects with greater capacity to enhance shareholder value, which resulted in a further headcount reduction of 61 employees. The restructuring charge associated with this activity amounted to $0.9 million, and were primarily related to employee severance costs. See also Note 10-Restructuring Costs and Other of the Notes to Consolidated Financial Statements contained in Item 8 for additional discussion on these restructuring activities. Finally, on January 30, 2008, we announced that our Board authorized a share repurchase program of up to $150 million. As of March 29, 2008 the Company had completed the repurchase of 13.3 million shares at a cumulative cost of $71.1 million. The Company completed this share repurchase program on April 28, 2008 and purchased a total of 24.5 million shares, or approximately 28% of the total number of shares outstanding prior to the program, at an average price of $6.11 per share.

During fiscal year 2007, we realized gross margins of 60 percent for the year. This represented an increase of 6 percent over the fiscal year 2006 gross margin of 54 percent, primarily related to product mix. In addition, we realized a tax benefit of approximately $8.4 million that was predominantly related to the release of a portion of our valuation allowance with respect to certain deferred tax assets that we expect to utilize within the next fiscal year.

During fiscal year 2006, we settled the outstanding litigation with Fujitsu for a net lump sum payment to us of $24.8 million and enhanced our financial position by obtaining $7.0 million from a cash receipt associated with an amendment to an existing licensing agreement, in which certain rights to Cirrus Logic were terminated from a prior cross-license agreement. Further, we were able to realize a tax benefit of approximately $7.0 million due to the expiration of certain statutes related to non-U.S. tax liabilities. We may incur taxes in many of the non-U.S. and U.S. state tax jurisdictions in which we operate.

Results of Operations

The following table summarizes the results of our operations for each of the past three fiscal years as a percentage of net sales. All percentage amounts were calculated using the underlying data in thousands:

	Fiscal Years Ended
	March 29,	March 31,	March 25,
	2008	2007	2006

Net sales	100%	100%	100%
Gross margin	57%	60%	54%
Research and development	27%	24%	24%
Selling, general and administrative	29%	29%	26%
Restructuring costs and other, net	6%	1%	1%
Impairment of non-marketable securities	2%	2%	—%
Acquired in-process research and development	1%	1%	—%
Litigation settlement	—%	—%	(13%)
License agreement amendment	—%	—%	(4%)

Income (loss) from operations	(8%)	3%	20%
Interest income	7%	7%	4%
Other income (expense), net	—%	—%	—%

Income (loss) before income taxes	(1%)	10%	24%
Provision (Benefit) for income taxes	2%	(5%)	(4%)

Net income (loss)	(3%)	15%	28%

Net Sales

For fiscal year 2008, we now report revenue in two product categories: Audio Products and Industrial Products. Certain reclassifications have been made to the 2006 and 2007 fiscal year presentations to conform to the fiscal year 2008 presentation. This reclassification had no effect on the results of operations or stockholders’ equity. During fiscal year 2006 we divested ourselves of our digital video product line assets to focus on our core strengths of audio and industrial products. Our revenue by product line is as follows (in thousands):

	March 29,	March 31,	March 25,
	2008	2007	2006

Audio products	$100,098	$106,182	$128,663
Industrial products	81,787	76,122	65,031

Total	$181,885	$182,304	$193,694

Net sales for fiscal year 2008 decreased marginally, to $181.9 million from $182.3 million in fiscal year 2007. The drop in net sales reflects a $6.1 million decrease in audio products revenues, which was offset by a $5.7 million increase in industrial products revenues. Within the audio group, revenue decreases in DAC, ADC, and interface products were partially offset by a $9.1 million increase in portable products. The increase within the industrial product group is primarily related to the contributions from Apex, which was acquired by the Company on July 24, 2007.

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

Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were approximately $112.5 million in fiscal year 2008, $112.8 million in fiscal year 2007, and $127.6 million in fiscal year 2006. Export sales to customers located in Asia were 40 percent of net sales in fiscal year 2008, 44 percent of net sales in fiscal year 2007, and 52 percent of net sales in fiscal year 2006. All other export sales represented 22 percent, 18 percent, and 14 percent of net sales in fiscal years 2008, 2007, and 2006, respectively.

Our sales are denominated primarily in U.S. dollars. During fiscal years 2008, 2007, and 2006, we did not enter into any foreign currency hedging contracts.

During fiscal year 2006, Avnet, Inc. acquired Memec Holdings Group. In the past, Memec Holdings Group was our largest distributor. Sales to Avnet, Inc. represented 27 percent, 29 percent, and 25 percent in fiscal years 2008, 2007, and 2006, respectively. No other customers or distributors accounted for 10 percent or more of net sales in fiscal years 2008, 2007, or 2006. The loss of a significant customer or a significant reduction in a customer’s orders could have an adverse affect on our sales.

Gross Margin

Gross margin was 57 percent in fiscal year 2008, down from 60 percent in fiscal year 2007. The decrease in margins from fiscal year 2007 was mainly due to changes in both customer and product mix. Both audio and industrial product margins experienced slight decreases in fiscal year 2008 versus fiscal year 2007. The sale of product that had been written down in prior fiscal years contributed approximately $1.1 million, or 0.6 percent, to gross margins compared to contribution of approximately $1.9 million, or 1.0 percent, in fiscal year 2007. In total, excess and obsolete inventory charges increased by $0.4 million from fiscal year 2007, which decreased gross margins by 0.2 percentage points.

Gross margin was 60 percent in fiscal year 2007, up from 54 percent in fiscal year 2006. The improvement in margins from fiscal year 2006 was mainly due to changes in product mix and the absence of the video product line. The sale of product that had been written down in prior fiscal years contributed approximately $1.9 million, or 1.0 percent, to gross margins compared to contribution of approximately $4.1 million, or 2.1 percent, in fiscal year 2006. In total, excess and obsolete inventory charges increased by $5.1 million from fiscal year 2006, which decreased gross margins by 2.8 percentage points.

Research and Development Expenses

Fiscal year 2008 research and development expenses increased $4.5 million from fiscal year 2007. Depreciation and amortization charges increased $2.2 million, substantially due to the acquisition of Apex on July 24, 2007, and also due to the acquisition of the patents from Tripath Technologies, Inc. for $3.5 million in the first quarter of fiscal year 2008. Salary and benefit costs increased by $1.3 million, again largely attributable to the acquisition of Apex. Finally, product development expenses increased by $0.9 million due to higher spending for outsourced firmware, engineering test time, and tape outs.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.8 million in fiscal year 2008 compared to fiscal year 2007, largely due to a $2.9 million increase in professional expenses, primarily legal fees attributable to the SEC stock option investigation and the Silvaco lawsuit. These increases were partially offset by reductions in fees attributable to our internal stock option investigation expenses incurred in fiscal year 2007.

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

Restructuring Costs and Other, net

During fiscal year 2008, we recorded net restructuring charges of $10.5 million as a separate line item on the statement of operations in operating expenses under the caption “Restructuring costs and other, net.” This net charge was comprised primarily of two separate steps taken to improve our competitive cost structure. First, we committed to a plan to close Caretta, a subsidiary based in Shanghai, China. This action eliminated approximately 30 positions in China during the Company’s fourth fiscal quarter, and resulted in the Company recording a charge which consists primarily of a non-

cash charge for the assets and goodwill related to Caretta of $10.2 million, as well as $0.9 million in cash payments for the affected employees. Also in the fourth quarter, we made a strategic decision to streamline our organization structure in favor of allocating available resources to projects with greater capacity to enhance shareholder value, which resulted in a further headcount reduction of 61 employees. The restructuring charge associated with this activity amounted to $0.9 million, and were primarily related to employee severance costs. Also in fiscal year 2008, in connection with the expiration of a lease agreement in Fremont, California in December 2007, we recorded a $1.5 million reduction to the fiscal year 2004 and 2006 restructuring liabilities to reduce the accrual to the estimated final settlement amounts. See also Note 10 — Restructuring Costs and Other of the Notes to Consolidated Financial Statements contained in Item 8 for additional discussion on these restructuring activities.

During fiscal year 2007, we recorded restructuring charges of $1.0 million to operating expenses primarily related to the transition of design activities from our Boulder, Colorado office to our headquarters in Austin, Texas. The restructuring costs for the closure of the Boulder design center were composed of $0.7 million in severance and relocation costs and $0.3 million in facility related charges. Approximately 20 employees were affected by this action, five of whom relocated to our Austin headquarters.

During fiscal year 2006, we recorded a restructuring charge of $3.1 million in operating expenses for severance and facility related items associated with workforce reductions related to the sale of the digital video product line assets and changes to sub-lease assumptions regarding exited facilities. This action affected approximately 10 individuals worldwide and resulted in a net charge of approximately $0.4 million. In connection with the digital video product line asset sale, we ceased using certain leased office space in our Fremont, California location. Accordingly, we recorded a restructuring charge of $2.7 million related to the exit from this facility. Partially offsetting the restructuring charge was $0.8 million related to the gain on the digital video product line asset sale. For further detail, see Note 4 — Non-Marketable Securities of the Notes to Consolidated Financial Statements contained in Item 8.

As of March 29, 2008, we have a remaining restructuring accrual for all of our past restructurings of $3.0 million, primarily related to future lease payments net of anticipated subleases that will be paid over the respective lease terms through fiscal year 2013. We have classified $1.8 million of this restructuring accrual as long-term.

Impairment of Non-Marketable Securities

During the second quarter of fiscal year 2008, we determined an impairment indicator existed related to our remaining cost method investment in Magnum, as Magnum had received additional capital funding from other sources, and our portion of the investment was diluted. We performed a fair value analysis of our cost method investment in Magnum in accordance with Emerging Issues Task Force No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Based on the results of this analysis as of September 29, 2007, we recognized an impairment of $3.7 million to reduce the carrying value of the Magnum cost method investment to zero. The impairment is recorded as a separate line item on the statement of operations in operating expenses under the caption “Impairment of non-marketable securities.”

We previously determined, during the fourth quarter of fiscal year 2007, an impairment indicator existed related to our cost method investment in Magnum. We obtained an independent valuation of the fair value of our cost method investment in Magnum in accordance with EITF 03-1. Based on the results of the independent valuation, at March 31, 2007, we recognized an impairment of $4.3 million to reduce the carrying value of the Magnum cost method investment to $3.7 million. The impairment was recorded as a separate line item on the statement of operations in operating expenses under the caption “Impairment of non-marketable securities.” For more details regarding our investment in Magnum, please see Note 4 — Non-Marketable Securities of the Notes to Consolidated Financial Statements contained in Item 8.

Acquired in Process Research and Development

On July 24, 2007, we acquired 100 percent of the outstanding stock of Apex. Apex designs and produces integrated circuits, hybrids and modules used in a wide range of industrial and aerospace applications that require high-power precision analog products, such as PWM’s and power amplifiers. The results of Apex’s operations have been included in our consolidated financial statements since the acquisition date. We acquired Apex for a purchase price of approximately $42.8 million, consisting primarily of cash and direct acquisition costs. Approximately $1.8 million of the purchase price was allocated to in-process research and development and was expensed upon completion of the acquisition, which was recorded as a separate line item on the Statement of Operations under the caption “Operating Expenses.” Of the remaining purchase price, $21.2 million was allocated to acquired intangible assets, $16.9 million was allocated to identified assets including fixed assets, accounts receivable, and inventory, $6.2 million was allocated to goodwill, and $3.3 million was allocated to net liabilities assumed.

During fiscal year 2007, we acquired 100 percent of the voting equity interests in Caretta, a company based in Shanghai, China that specialized in designing power management integrated circuits for the large, single-cell lithium ion battery market. In allocating the $11.3 million purchase price, we immediately recognized an expense of $1.9 million for research and development that was defined as “in-process” at the time of acquisition. This charge is included in total operating expenses on the consolidated statement of operations under the caption “Acquired in process research and development.” Of the remaining purchase price, $4.1 million was allocated to acquired technology, $6.5 million was allocated to goodwill and $1.2 million was allocated to net liabilities assumed. Due to the closure of this office, all technology and goodwill was written off in the fourth quarter of fiscal 2008. See Note 5 — Restructuring Costs and Other of the Notes to Consolidated Financial Statements contained in Item 8 for further discussion.

License Agreement Amendment

During the fourth quarter of fiscal year 2006, we realized a gain of $7 million resulting from a payment received associated with an amendment to an existing licensing agreement, in which certain rights to Cirrus Logic were terminated from a prior cross-license agreement. The proceeds were recorded as a separate line item on the statement of operations in operating expenses under the heading “License agreement amendment.”

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

Interest Income

Interest income in fiscal years 2008, 2007, and 2006 was $12.1 million, $13.1 million, and $7.5 million respectively. The decrease in interest income in fiscal year 2008 compared to fiscal year 2007 was primarily due to lower average cash and cash equivalent balances on which interest was earned, principally attributable to the cash requirements associated with the Company’s common stock repurchases occurring in the second half of fiscal year 2008.

Income Taxes

We recorded an income tax provision of $3.0 million in fiscal year 2008 on a pre-tax loss of $2.8 million, yielding an effective tax rate of 109 percent. Our effective tax rate was higher than the U.S. statutory rate of 35 percent primarily due to a $4.6 million charge to tax expense to increase the valuation allowance on our U.S. deferred tax assets.

As previously noted, in fiscal year 2008, we incurred a charge to tax expense of $4.6 million to increase the valuation allowance on our U.S. deferred tax assets. This increase in the valuation allowance was based on an evaluation of the net U.S. deferred tax assets we expect to utilize in the upcoming year as a result of projected tax basis net income. In fiscal year 2007, we released $7.8 million of the valuation allowance that had been placed on our U.S. deferred tax assets. This release was based on our history of utilizing deferred tax assets and our expectation to do so again in fiscal year 2008. In fiscal year 2006, we provided a valuation allowance equal to our net U.S. deferred tax assets due to uncertainties regarding whether or not these assets would be realized. We evaluate the realizability of the deferred tax assets on a quarterly basis. We have deferred tax assets generated in non-U.S. jurisdictions that we have recognized since it is more likely than not that these assets will be realized.

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

Outlook

Our outlook for fiscal year 2009 reinforces our commitment to drive to consistent operating profitability exclusive of any unusual, non-recurring events, such as acquisitions, divestures, or litigation events. Given current indicators, we expect to maintain operating profitability, exclusive of unforeseen events, by achieving revenue growth and continued focus on reducing the cost of our operations. We remain committed to becoming a consistently profitable company, which better leverages its engineering and intellectual property resources to achieve growth.

We are focused on building a leadership position in our audio, analog and mixed-signal product lines. We believe that the continued worldwide adoption of digital audio products, as replacements for outdated analog components, will provide us continued growth opportunities in our audio business. Our expertise in surround-sound audio presents new opportunities beyond the traditional AVR market. In addition, we have numerous products that support digital televisions applications, low power audio applications, and new automotive audio applications. We have also expanded our opportunities in commercial audio markets and several industrial markets, such as power meters and seismic applications.

Overall, we believe that we are well positioned to address the current economic environment, but future revenue, costs, margins, profits and profitability are all influenced by numerous factors, all of which are inherently difficult to forecast. Please refer to Item 1A — Risk Factors of the Notes to Consolidated Financial Statements contained in Item 8 for additional information on these factors.

Liquidity and Capital Resources

In fiscal year 2008, our operating activities generated $31.4 million in cash. The positive cash flow from operating activities is predominantly due to the cash components of our net loss as well as a $4.9 million increase in accounts payable, a $2.3 million increase in other accrued liabilities, and a $2.3 million increase in deferred income on shipments to distributors. These increases were partially offset by a $3.3 million increase in inventories and a $1.7 million decrease in accrued salaries and benefits. In fiscal year 2007, our operating activities generated $35.6 million in cash. The positive cash flow from operating activities is predominantly due to the cash components of our net income as well as a $2.4 million and $2.2 million decrease in inventories and accounts receivable, respectively. These increases were partially offset by a $3.7 million decrease in accounts payable. During fiscal year 2006, we generated $59.8 million in cash from operating activities. The increase in cash during fiscal year 2006 was primarily driven by our operations and the receipt of a net $24.8 million in cash in connection with the Fujitsu litigation settlement and a decrease in our inventory of $7.9 million. Another contributing factor to our increase in cash was a $3.6 million increase in accounts payable and the receipt of $7.0 million in connection with certain amendments to an existing license agreement. These increases to cash were partially offset by a $2.3 million increase in accounts receivable and a $1.7 million decrease in accrued salaries and benefits.

In fiscal year 2008, we generated approximately $2.9 million in cash from investing activities, principally due to the net sale of $53.4 million in marketable securities, substantially offset by our purchase of Apex for approximately

$42.8 million, net of cash acquired. In addition, during fiscal year 2008 we invested $3.8 million and $3.7 million in technology and property, equipment, and capitalized software, respectively. In fiscal year 2007, we used approximately $71.5 million in cash for investing activities. This was principally due to the net purchase of $56.7 million in marketable securities and our purchase of Caretta for approximately $10.7 million, net of cash acquired. In addition, during fiscal year 2007 we invested $3.3 million and $2.0 million in technology and property, equipment, and capitalized software, respectively. During fiscal year 2006, we used $28.6 million in cash for investing activities in large part due to the purchase of $187.6 million worth of available-for-sale securities partially offset by the sale of available-for-sale securities of $159.4 million. In addition, we purchased $2.9 million of equipment and technology licenses. These amounts were partially offset by a decrease in restricted cash of $2.1 million related to a decrease in the restricted balances required by certain outstanding letters of credit.

During the fourth quarter of fiscal year 2008, the Company utilized approximately $71.1 million in cash to repurchase and retire portions of its outstanding common stock, as previously discussed in Part II — Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. During fiscal years 2008, 2007, and 2006, we generated $5.6 million, $7.2 million and $6.3 million, respectively, in cash from financing activities related to the receipt of cash from common stock issuances as a result of the exercises of employee stock options and our employee stock purchase plan.

As of March 29, 2008, we had restricted investments of $5.8 million, which primarily secures certain obligations under our lease agreement for our principal facility located in Austin, Texas. This facility is 197,000 square feet and houses our headquarters and engineering operations. The lease agreement for our headquarters and engineering facility includes a letter of credit in the amount of $5.1 million until November 2011, at which point the requirement decreases to $2.6 million with the letter of credit ceasing in May 2012.

Although we cannot assure our stockholders that we will be able to generate cash in the future, we anticipate that our existing capital resources and cash flow generated from future operations will enable us to maintain our current level of operations for at least the next 12 months.

Off-Balance Sheet Arrangements

In our business activities, we incur certain commitments to make future payments under contracts such as purchase orders, leases and other long-term contracts. Maturities under these contracts are set forth in the following table as of March 29, 2008:

	Payment due by period (in thousands)
	<1 year	1–3 years	3–5 years	>5 years	Total

Facilities leases, net	$4,923	$8,175	$5,450	$—	$18,548
Equipment leases	5	5	—	—	10
Wafer purchase commitments	4,295	—	—	—	4,295
Assembly purchase commitments	915	—	—	—	915
Outside test purchase commitments	2,917	—	—	—	2,917
Other purchase commitments	49	—	—	—	49

Total	$13,104	$8,180	$5,450	$—	$26,734

Recently Issued Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51” (“SFAS No. 160”). This statement amends Accounting Research Bulletin (ARB) 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on our current understanding, we do not expect that adoption will have a significant effect on our earnings or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides for delayed application of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years. Based on the Company’s current operations, it does not expect that the adoption of SFAS No. 157 will have a material impact on its financial position or results of operations.

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

We believe the following critical accounting policies involve significant judgments and estimates that are used in the preparation of the consolidated financial statements:

•	For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 (R) (“SFAS No. 123(R)”), we perform an analysis of current market data and historical company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our Consolidated Condensed Statement of Operations. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements. See Note 12 — Stockholders Equity of the Notes to Consolidated Financials Statements contained in Item 8.

•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We regularly evaluate our allowance for doubtful accounts based upon the age of the receivable, our ongoing customer relations, as well as any disputes with the customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which could have a material effect on our operating results and financial position. Additionally, we may maintain an allowance for doubtful accounts for estimated losses on receivables from customers with whom we are involved in litigation. See Note 3 — Accounts Receivable, net of the Notes to Consolidated Financial Statements contained in Item 8.

•	Inventories are recorded at the lower of cost or market, with cost being determined on a first-in, first-out basis. We write down inventories to net realizable value based on forecasted demand, management judgment and the age of inventory. Actual demand and market conditions may be different from those projected by management, which could have a material effect on our operating results and financial position. See Note 1 — Description of Business and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in Item 8.

•	We evaluate the recoverability of property, plant and equipment and intangible assets in accordance with Statement of Financial Accounting Standard No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” We test for impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. An impairment loss is recognized in the event the carrying value of these assets exceeds the fair value of the applicable assets. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, which could have a material effect on our operating results and financial position. See Note 6 — Intangibles, net of the Notes to Consolidated Financial Statements contained in Item 8.

•	The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Goodwill is recorded at the time of an acquisition and is calculated as the difference between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development (IPR&D). Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. The amounts and useful lives assigned to other intangible assets impact the amount and timing of future amortization, and the amount assigned to IPR&D is expensed immediately. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. In accordance with SFAS No. 142, the Company tests goodwill for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) a significant slowdown in the worldwide economy and the semiconductor industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis or more frequently if indicators of impairment exist. Evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period.

•	Our available-for-sale investments, non-marketable securities and other investments are subject to a periodic impairment review pursuant to EITF 03-1. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment and actual results may be materially different than our estimate. Marketable securities are evaluated for impairment if the decline in fair value below cost basis is significant and/or has lasted for an extended period of time. Non-marketable securities or other investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. For investments accounted for using the cost method of accounting, we evaluate information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of the investment. This list is not all inclusive and we weigh all quantitative and qualitative factors in determining if an other-than-temporary decline in value of an investment has occurred. When a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period’s operating results to the extent of the decline. Actual values could be different from those estimated by management, which could have a material effect on our operating results and financial position. See Note 2 — Marketable Securities and Note 4 — Non-Marketable Securities of the Notes to Consolidated Financial Statements contained in Item 8.

•	In accordance with Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes,” we provide for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance against a substantial portion of our net U.S. deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis by determining whether or not the anticipated pre-tax income for the upcoming twelve months is expected to be sufficient to utilize the deferred tax assets that we have recognized. If our future income is not sufficient to utilize the deferred tax assets that we have recognized, we increase the valuation allowance to the point at which all of the remaining recognized deferred tax assets will be utilized by the anticipated future pre-tax income for the next twelve months. An increase in the valuation allowance results in a simultaneous increase to income tax expense or, in some cases, a decrease in contributed capital. If our anticipated future pre-tax income is sufficient to conclude that additional deferred tax assets should be recognized, we decrease the valuation allowance. This results in a simultaneous decrease to income tax expense or, possibly, an increase in contributed capital. See Note 14 — Income Taxes of the Notes to Consolidated Financial Statements contained in Item 8.

•	Restructuring charges for workforce reductions and facilities consolidations reflected in the accompanying financial statements were accrued based upon specific plans established by management, in accordance with Emerging Issues Task Force No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” or SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” depending upon the time of the restructuring activity. We use an estimated borrowing rate as the discount rate for all of our restructuring accruals made under SFAS No. 146. Our facilities consolidation accruals are based upon our estimates as to the length of time a facility would be vacant, as well as the amount of sublease income we would receive once we sublet the facility, after considering current and projected market conditions. Changes in these estimates could result in an adjustment to our restructuring accruals in a future quarter, which could have a material effect on our operating results and financial position. See Note 10 — Restructuring Costs and Other of the Notes to Consolidated Financial Statements contained in Item 8.

•	We are subject to the possibility of loss contingencies for various legal matters. See Note 8 — Legal Matters of the Notes to Consolidated Financial Statements contained in Item 8. We regularly evaluate current information available to us to determine whether any accruals should be made based on the status of the case, the results of the discovery process and other factors. If we ultimately determine that an accrual should be made for a legal matter, this accrual could have a material effect on our operating results and financial position and the ultimate outcome may be materially different than our estimate.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks associated with interest rates on our debt securities, currency movements on non-U.S. dollar denominated assets and liabilities, and the affect of market factors on the value of our non-marketable equity securities. We assess these risks on a regular basis and have established policies to protect against the adverse effects of these and other potential exposures. All of the potential changes noted below are based on sensitivity analyses at March 29, 2008. Actual results may differ materially.

Interest Rate Risk

At March 29, 2008, an immediate one percent, or 100 basis points, increase or decrease in interest rates could result in a $2.3 million fluctuation in our annual interest income. We believe the risks associated with fluctuating interest rates are limited to our annual interest income and not the underlying principal as we generally have the ability to hold debt related investments to maturity. At March 31, 2007, an immediate one percent, or 100 basis points, increase or decrease in interest rates could have resulted in a $2.6 million fluctuation in our annual interest income. As with fiscal year 2008, the risks associated with fluctuating interest rates were limited to our annual interest income and not the underlying principal as we generally have the ability to hold debt related investments to maturity. The increased interest rate risk is based solely on an increase in total cash and marketable securities. The amounts disclosed in this paragraph are based on a 100 basis point fluctuation in interest rates applied to the average cash balance for that fiscal year.

Foreign Currency Exchange Risk

Our revenue and spending is transacted primarily in U.S. dollars; however, in fiscal years 2008, 2007, and 2006, we entered into minimal transactions in other currencies to fund the operating needs of our design, technical support and sales offices outside of the U.S. As of March 29, 2008 and March 31, 2007, a ten percent change in the value of the related currencies would not have a material impact on our results of operations and financial position.

In addition to the direct effects of changes in exchange rates on the value of open exchange contracts, we may, from time to time, have changes in exchange rates that can also affect the volume of sales or the foreign currency sales prices of our products and the relative costs of operations based overseas.

Non-Marketable Securities Risk

Our investments in non-marketable securities are affected by many of the same factors that could result in an adverse movement of market prices, although the impact cannot be directly quantified. Such a movement and the underlying economic conditions would negatively affect the prospects of the companies we invest in, their ability to raise additional capital and the likelihood of our being able to realize our investments through liquidity events such as initial public offerings, mergers or private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. As of March 31, 2007, our investments in non-marketable securities had a carrying value of $3.6 million. This carrying amount approximated fair value as of March 31, 2007. During the second quarter of fiscal year 2008, we determined an impairment indicator existed related to our remaining cost method investment in Magnum, as Magnum had participated in another round of capital funding from other sources, and our portion of the investment was diluted. We performed a fair value analysis of our cost method investment in Magnum in accordance with EITF 03-1. Based on the results of this analysis as of September 29, 2007, we recognized an impairment of $3.7 million to reduce the carrying value of the Magnum cost method investment to zero. The impairment is recorded as a separate line item on the statement of operations in operating expenses under the caption “Impairment of non-marketable securities.” At March 29, 2008, we had no remaining investments in non-marketable securities that have not been fully impaired.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Cirrus Logic, Inc.

We have audited the accompanying consolidated balance sheets of Cirrus Logic, Inc. as of March 29, 2008 and March 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended March 29, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cirrus Logic, Inc. at March 29, 2008 and March 31, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 29, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cirrus Logic, Inc.’s internal control over financial reporting as of March 29, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 29, 2008 expressed an unqualified opinion thereon.

As discussed in Note 1 to the consolidated financial statements, effective April 1, 2007, the Company adopted Financial Accounting Standards Board Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.

As discussed in Note 1 to the consolidated financial statements, effective March 26, 2006, the Company changed the method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

/s/  Ernst & Young LLP

Austin, Texas
May 29, 2008

Report of Independent Registered Public Accounting Firm
On Internal Control over Financial Reporting

The Board of Directors and Stockholders of Cirrus Logic, Inc.

We have audited Cirrus Logic, Inc.’s internal control over financial reporting as of March 29, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cirrus Logic, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Cirrus Logic, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 29, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cirrus Logic, Inc. as of March 29, 2008 and March 31, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended March 29, 2008 of Cirrus Logic, Inc. and our report dated May 29, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Austin, Texas
May 29, 2008

CIRRUS LOGIC, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 29,	March 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$56,614	$87,960
Restricted investments	5,755	5,755
Marketable securities	125,129	178,000
Accounts receivable, net	22,652	19,127
Inventories	22,464	16,496
Prepaid assets	2,744	1,982
Other current assets	7,297	11,717

Total current assets	242,655	321,037
Property, plant and equipment, net	20,961	11,407
Intangibles, net	26,044	8,550
Goodwill	6,194	6,461
Investment in Magnum Semiconductor	—	3,657
Other assets	2,452	1,948

	$298,306	$353,060

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,164	$10,434
Accrued salaries and benefits	7,085	7,816
Income taxes payable	76	1,561
Deferred income on shipments to distributors	6,584	4,290
Other accrued liabilities	18,081	10,519

Total current liabilities	47,990	34,620
Lease commitments and contingencies	2,924	4,769
Long-term restructuring accrual	1,818	3,418
Other long-term liabilities	4,639	5,316
Stockholders’ Equity:
Preferred stock, 5.0 million shares authorized but unissued	—	—
Common stock, $0.001 par value, 280,000 shares authorized, 75,899 shares and 88,163 shares issued and outstanding at March 29, 2008 and March 31, 2007, respectively	76	88
Additional paid-in capital	937,640	926,812
Accumulated deficit	(696,557)	(621,180)
Accumulated other comprehensive loss	(224)	(783)

Total stockholders’ equity	240,935	304,937

	$298,306	$353,060

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Years Ended
	March 29,	March 31,	March 25,
	2008	2007	2006

Net sales	$181,885	$182,304	$193,694
Cost of sales	78,652	73,290	88,502

Gross margin	103,233	109,014	105,192

Operating expenses:
Research and development	48,484	43,961	45,772
Selling, general and administrative	53,554	51,755	51,271
Restructuring costs and other, net	10,542	1,106	2,311
Impairment of non-marketable securities	3,657	4,290	—
Acquired in process research and development	1,761	1,925	—
Litigation settlement	—	—	(24,758)
License agreement amendment	—	—	(7,000)

Total operating expenses	117,998	103,037	67,596

Income (loss) from operations	(14,765)	5,977	37,596
Realized gain on marketable securities	—	193	388
Interest income	12,068	13,146	7,461
Other income (expense), net	(104)	177	(54)

Income (loss) before income taxes	(2,801)	19,493	45,391
Provision (benefit) for income taxes	3,045	(8,402)	(7,035)

Net income (loss)	$(5,846)	$27,895	$52,426

Basic earnings (loss) per share:	$(0.07)	$0.32	$0.61
Diluted earnings (loss) per share	$(0.07)	$0.31	$0.60
Weighted average common shares outstanding:
Basic	87,967	87,643	86,036
Diluted	87,967	88,805	87,775

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years Ended
	March 29,	March 31,	March 25,
	2008	2007	2006

Cash flows from operating activities:
Net income (loss)	$(5,846)	$27,895	$52,426
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	8,582	6,382	8,511
Acquired in-process research and development	1,761	1,925	—
Loss (gain) on retirement or write-off of long-lived assets	8	235	(821)
Amortization of lease settlement	(249)	(746)	(995)
Property lease buyout	—	—	—
Realized gain on marketable securities	—	(193)	(388)
Stock compensation expense	5,274	5,481	2,121
Impairment of Caretta Integrated Circuits assets	10,433	—	—
Impairment of non-marketable securities	3,657	4,290	—
Changes in operating assets and liabilities:
Accounts receivable, net	(666)	2,150	(2,344)
Inventories	(3,259)	2,396	6,976
Deferred tax assets	4,222	(7,553)	(340)
Other assets	(332)	1,623	(1,276)
Accounts payable	4,868	(3,721)	3,583
Accrued salaries and benefits	(1,672)	1,196	(1,704)
Deferred income on shipments to distributors	2,294	(2,808)	(837)
Income taxes payable	(3)	(667)	(7,048)
Other accrued liabilities	2,278	(2,260)	1,952

Net cash provided by operating activities	31,350	35,625	59,816

Cash flows from investing activities:
Proceeds from sale of marketable securities	250,549	161,524	159,777
Purchases of available for sale marketable securities	(197,119)	(218,186)	(187,605)
Purchases of property, plant and equipment	(3,699)	(1,981)	(2,198)
Investments in technology	(3,750)	(3,282)	(729)
Acquisition of businesses, net of cash acquired	(42,753)	(10,713)	—
Proceeds from sale of property, plant and equipment	—	52	—
(Increase) decrease in deposits and other assets	(360)	1,062	(18)
Decrease in restricted investments	—	—	2,143

Net cash provided by (used in) investing activities	2,868	(71,524)	(28,630)

Cash flows from financing activities:
Repurchase and retirement of common stock	(71,119)	—	—
Issuance of common stock, net of issuance costs	5,555	7,184	6,254

Net cash provided by (used in) financing activities	(65,564)	7,184	6,254

Net increase (decrease) in cash and cash equivalents	(31,346)	(28,715)	37,440
Cash and cash equivalents at beginning of year	87,960	116,675	79,235

Cash and cash equivalents at end of year	$56,614	$87,960	$116,675

Supplemental disclosures of cash flow information
Cash payments (refunds) during the year for:
Interest expense	$—	$—	$—
Income taxes	141	(165)	333

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance, March 26, 2005	85,206	$85	$905,775	$(701,501)	$(1,153)	$203,206
Components of comprehensive income (loss):
Net income	—	—	—	52,426	—	52,426
Change in unrealized loss on marketable securities	—	—	—	—	263	263
Realized gain on marketable securities	—	—	—	—	—	—

Total comprehensive income	—	—	—	—	—	52,689

Issuance of stock under stock plans	1,610	2	6,252	—	—	6,254
Amortization of deferred stock compensation	—	—	2,121	—	—	2,121

Balance, March 25, 2006	86,816	87	914,148	(649,075)	(890)	264,270
Components of comprehensive income (loss):
Net income	—	—	—	27,895	—	27,895
Change in unrealized loss on marketable securities	—	—	—	—	300	300
Realized gain on marketable securities	—	—	—	—	(193)	(193)

Total comprehensive income	—	—	—	—	—	28,002

Issuance of stock under stock plans	1,347	1	7,183	—	—	7,184
Amortization of deferred stock compensation	—	—	5,481	—	—	5,481

Balance, March 31, 2007	88,163	88	926,812	(621,180)	(783)	304,937
Components of comprehensive income (loss):
Net loss	—	—	—	(5,846)	—	(5,846)
Change in unrealized gain on marketable securities	—	—	—	—	559	559
Realized gain on marketable securities	—	—	—	—	—	—

Total comprehensive income	—	—	—	—	—	(5,287)

Issuance of stock under stock plans	1,043	1	5,554	—	—	5,555
Cumulative effect of initial adoption of FIN48	—	—	—	1,575	—	1,575
Repurchase and retirement of common stock	(13,307)	(13)	—	(71,106)	—	(71,119)
Amortization of deferred stock compensation	—	—	5,274	—	—	5,274

Balance, March 29, 2008	75,899	$76	$937,640	$(696,557)	$(224)	$240,935

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Cirrus Logic, Inc. (“Cirrus Logic,” “Cirrus,” “We,” “Us,” “Our,” or the “Company”) develops high-precision analog and mixed-signal integrated circuits (“ICs”) for a broad range of consumer and industrial markets. Building on our diverse analog mixed-signal patent portfolio, Cirrus Logic delivers highly optimized products for consumer and commercial audio, automotive entertainment and industrial applications. We also develop ICs, board-level modules and hybrids for high-power amplifier applications branded as the Apex Precision Powertm line of products. We also provide complete system reference designs based on our technology that enable our customers to bring products to market in a timely and cost-effective manner.

We were founded in 1984 and were reincorporated in the State of Delaware in February 1999. Our primary facilities, housing engineering, sales and marketing, administration, and test operations are located in Austin, Texas. In addition, we have an administrative and manufacturing facility in Tucson, Arizona, design centers in Shanghai in the People’s Republic of China, and sales locations throughout the United States. We also serve customers from international sales offices in Asia and Europe, including the People’s Republic of China, Hong Kong, South Korea, Japan, Singapore, Taiwan, and the United Kingdom. Our common stock, which has been publicly traded since 1989, is listed on the NASDAQ Global Select Market under the symbol CRUS.

Basis of Presentation

We prepare financial statements on a 52- or 53-week year that ends on the last Saturday in March. Fiscal years 2008 and 2006 were 52-week years whereas fiscal year 2007 was a 53-week year.

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

Restricted Investments

As of March 29, 2008 and March 31, 2007, we had restricted investments of $5.8 million in support of our letter of credit needs. The letters of credit primarily secure certain obligations under our operating lease agreement for our headquarters and engineering facility in Austin, Texas and are scheduled for periodic declines in amount.

Marketable Securities

We determine the appropriate classification of marketable securities at the time of purchase and reevaluate this designation as of each balance sheet date. We classify these securities as either held-to-maturity, trading, or available-for-sale in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS No. 115”), “Accounting for Certain Investments in Debt and Equity Securities.” As of March 29, 2008 and March 31, 2007, all marketable securities and restricted investments were classified as available-for-sale securities. The Company classifies its investments as “available for sale” because it expects to possibly sell some securities prior to maturity. The Company’s investments are subject to market risk, primarily interest rate and credit risk. The Company’s investments are managed by an outside professional manager within investment guidelines set by the Company. Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting the Company’s investments to high quality debt instruments with relatively short-term maturities. The fair value of investments is determined using observable or quoted market prices for those securities.

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

Inventories were comprised of the following (in thousands):

	March 29,	March 31,
	2008	2007

Work in process	$12,329	$6,646
Finished goods	10,135	9,850

Inventories	$22,464	$16,496

Property, plant and Equipment, net

Property, plant and equipment is recorded at cost, net of depreciation and amortization. Depreciation and amortization is calculated on a straight-line basis over estimated economic lives, ranging from three to 30 years. Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated useful life. Furniture, fixtures, machinery, and equipment are all depreciated over a useful life of five years, while buildings are depreciated over a period of 30 years. In general, our capitalized software is depreciated over a useful life of three years, with capitalized enterprise resource planning software being depreciated over a useful life of 10 years. Gains or losses related to retirements or dispositions of fixed assets are recognized in the period incurred.

Property, plant and equipment was comprised of the following (in thousands):

	March 29,	March 31,
	2008	2007

Land and buildings	$8,120	$—
Furniture and fixtures	4,415	4,383
Leasehold improvements	7,390	11,900
Machinery and equipment	25,914	20,970
Capitalized software	18,853	17,961

Total property, plant and equipment	64,692	55,214
Less: Accumulated depreciation and amortization	(43,731)	(43,807)

Property, plant and equipment, net	$20,961	$11,407

Depreciation and amortization expense on property, plant and equipment for fiscal years 2008, 2007, and 2006 was $4.7 million, $4.6 million, and $5.1 million, respectively.

Non-Marketable Securities and Other Investments

Investments in companies in which Cirrus does not have significant influence are accounted for at cost if the investment is not publicly traded. These non-marketable securities and other investments have been classified as other current assets, other assets, or specifically identified in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Dividends and other distributions of earnings from investments accounted for at cost are included in income when declared. Any gain will be recorded at the time of liquidation of the non-marketable security or other investment.

Other-Than-Temporary Impairment

All of the Company’s available-for-sale investments, non-marketable securities and other investments are subject to a periodic impairment review pursuant to Emerging Issues Task Force No. 03-1. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Marketable securities are evaluated for impairment if the decline in fair value below cost basis is significant and/or has lasted for an extended period of time. Non-marketable securities or other investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. For investments accounted for using the cost method of accounting, management evaluates information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of the investment. When a decline in value is deemed to be other-than-temporary, Cirrus recognizes an impairment loss in the current period’s operating results to the extent of the decline.

Goodwill and Intangibles, net

Intangible assets include purchased technology licenses that are recorded at cost and are amortized on a straight-line basis over their useful lives, generally ranging from three to five years. Acquired intangibles recorded in connection with our acquisitions include existing technology, core technology/patents, license agreements, trademarks, covenants not-to-compete and customer agreements. These assets are amortized on a straight-line basis over lives ranging from one to fifteen years. The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142. Goodwill is recorded at the time of an acquisition and is calculated as the difference between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including IPR&D. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. The amounts and useful lives assigned to other intangible assets impact the amount and timing of future amortization, and the amount assigned to IPR&D has been expensed immediately. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. In accordance with SFAS No. 142, the Company tests goodwill for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) a significant slowdown in the worldwide economy and the semiconductor industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis or more frequently if indicators of impairment exist. Evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period.

Long-Lived Assets

In accordance with SFAS No. 144, we test for impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. We measure any impairment loss by comparing the fair value of the asset to its carrying amount. We estimate fair value based on discounted future cash flows, quoted market prices, or independent appraisals.

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

The following table summarizes the receivable balance of a distributor that represented more than 10 percent of consolidated gross accounts receivable:

	March 29,	March 31,
	2008	2007

Avnet, Inc.	26%	24%

No other distributors or customers had receivable balances that represented more than 10 percent of consolidated gross accounts receivable as of the end of fiscal years 2008 and 2007.

Sales to one distributor, Avnet, Inc., represented 27 percent, 29 percent and 25 percent of total sales in fiscal years 2008, 2007 and 2006, respectively. No other customers or distributors accounted for 10 percent or more of net sales in fiscal years 2008, 2007 and 2006. The loss of a significant customer or distributor or a significant reduction in a customers or distributors orders could have an adverse effect on our sales.

Revenue Recognition

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.” Revenue from products sold directly to international customers and to certain international distributors is recognized upon title passage of inventory. For sales made directly to international customers and to international distributors, title generally passes at the port of destination, which coincides with delivery to the international distributors. For sales made directly to domestic customers, title generally passes upon shipment. Sales made to domestic distributors and certain international distributors are recorded as deferred revenue until the final sale to the end customer has occurred. Generally, distributor agreements allow certain rights of return and price protection. License and royalty revenue is recognized as it is earned per unit shipped or when a milestone is reached.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $1.2 million, $1.2 million, and $1.1 million in fiscal years 2008, 2007, and 2006, respectively.

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

In periods prior to adoption, we applied the intrinsic value method in accounting for our stock option and stock purchase plans in accordance with APB No. 25. In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure,” which affects us only with regard to quarterly and annual reporting of the pro forma effect on net income and earnings per share resulting from the application of the Black-Scholes method to measure compensation expense as required under SFAS No. 123.

The following table details the disclosure required by SFAS No. 123 (in thousands, except per share amounts):

March 25,
2006

Net income (loss) as reported	$52,426
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,734
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,033)

Pro forma net income (loss)	$46,127

Basic net income (loss) per share, as reported	$0.61
Pro forma basic net income (loss) per share	0.54
Diluted net income (loss) per share, as reported	0.60
Pro forma diluted net income (loss) per share	0.53

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

We adopted FASB Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” at the beginning of fiscal year 2008. As a result of the adoption of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed by the interpretation. The first step requires us to determine if the weight of available evidence indicates that the tax position has met the threshold for recognition; therefore, we must evaluate whether it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step requires us to measure the tax benefit of the tax position taken, or expected to be taken, in an income tax return as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We reevaluate the uncertain tax positions each quarter based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Depending on the jurisdiction, such a change in recognition or measurement may result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

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

Incremental weighted average common shares attributable to the assumed exercise of outstanding options of 652,000 shares for the year ended March 29, 2008 were excluded from the computation of diluted net income (loss) per share because the effect would be anti-dilutive due to our loss position during the year. The weighted outstanding options excluded from our diluted calculation for the years ended March 29, 2008, March 31, 2007, and March 25, 2006 were

5,623,000, 5,975,000, and 6,620,000, respectively, as the exercise price exceeded the average market price during the period.

Accumulated Other Comprehensive Income (loss)

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS 141 (revised 2007) provides for several changes in the manner in which an entity accounts for business combinations. It establishes principles and requirements for how an acquirer recognizes fair values of acquired assets, including goodwill, and assumed liabilities. SFAS No. 141 (revised 2007) requires the acquirer to recognize 100% of the fair values of acquired assets and liabilities, including goodwill, even if the acquirer has acquired less than 100% of the target. As a result, the current step-acquisition model will be eliminated. SFAS No. 141 (revised 2007) requires that transaction costs be expensed as incurred and are not considered part of the fair value of an acquirer’s interest. Under SFAS No. 141 (revised 2007), acquired research and development value will no longer be expensed at acquisition, but instead will be capitalized as an indefinite-lived intangible asset, subject to impairment accounting throughout its development stage and then subject to amortization and impairment after development is complete. SFAS No. 141 (revised 2007) is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51” (“SFAS No. 160”). This statement amends Accounting Research Bulletin (ARB) 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on our current understanding, we do not expect that adoption will have a significant effect on our earnings or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” which provides for delayed application of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years. Based on the Company’s current operations, it does not expect that the adoption of SFAS No. 157 will have a material impact on its financial position or results of operations.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, investments, receivables and accounts payable. The Company believes all of these financial instruments are recorded at amounts that approximate their current market values due to their short-term nature or because they are stated at fair value.

2.	Marketable Securities

The Company’s investments that have original maturities greater than 90 days have been classified as available-for-sale securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Marketable securities are categorized on the Balance Sheet as Restricted investments and Marketable securities, as appropriate.

The following table is a summary of available-for-sale securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair Value
As of March 29, 2008:	Cost	Gains	Losses	(Net Carrying Amount)

Corporate securities – U.S.	$30,241	$106	$(130)	$30,217
U.S. Government securities	56,453	164	(10)	56,607
Agency discount notes	43,644	416	—	44,060

Total debt securities	130,338	686	(140)	130,884
Marketable equity securities	—	—	—	—

	$130,338	$686	$(140)	$130,884

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair Value
As of March 31, 2007:	Cost	Gains	Losses	(Net Carrying Amount)

Corporate securities – U.S.	$63,221	$6	$(27)	$63,200
Corporate securities – non – U.S.	5,457	2	—	5,459
U.S. Government securities	67,047	16	(6)	67,057
Agency discount notes	38,080	6	(11)	38,075
Commercial paper	9,963	1	—	9,964

Total debt securities	183,768	31	(44)	183,755
Marketable equity securities	—	—	—	—

	$183,768	$31	$(44)	$183,755

The cost and estimated fair value of available-for-sale investments by contractual maturity were as follows:

	March 29, 2008		March 31, 2007
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Within 1 year	$130,338	$130,884	$183,768	$183,755
After 1 year	—	—	—	—

Total debt securities	130,338	130,884	183,768	183,755
Equity securities	—	—	—	—

	$130,338	$130,884	$183,768	$183,755

The decrease in available-for-sale investments during fiscal year 2008 is primarily attributable to the Company’s repurchase and retirement of common stock.

In the first quarter of fiscal year 2006, we recognized a gain of $0.4 million related to the sale of an investment in Silicon Laboratories, Inc. (“Silicon Labs”). Total proceeds from the sale were also $0.4 million. These shares were received as a result of a prior merger agreement whereby Silicon Labs acquired Cygnal Integrated Products, Inc. (“Cygnal”). This merger agreement stated that all shareholders in Cygnal, Cirrus Logic included, would receive shares of stock in Silicon Labs in exchange for their shares in Cygnal. Further, the agreement stated that, should Cygnal achieve certain revenue milestones, the former Cygnal shareholders would receive a designated amount of stock in Silicon Labs. Cygnal surpassed certain of those milestones laid out in the merger agreement and, as a result, Silicon Labs distributed certain shares of its stock held in escrow to Cirrus Logic in the first quarter of fiscal year 2006. Cirrus Logic sold these shares immediately upon receipt. Cirrus also recorded $0.2 million in unrealized gains late during the fourth quarter of fiscal year 2006 on the initial recognition of stock held in Prudential that we received as a result of the demutualization. The entire amount was recorded as a component of other comprehensive income.

3.	Accounts Receivable, net

The following are the components of accounts receivable (in thousands):

	March 29,	March 31,
	2008	2007

Gross accounts receivable	$23,056	$19,232
Less: Allowance for doubtful accounts	(404)	(105)

Accounts receivable, net	$22,652	$19,127

The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Balance, March 25, 2006	$(196)
Write-off of uncollectible accounts, net of recoveries	91

Balance, March 31, 2007	(105)
Write-off of uncollectible accounts, net of recoveries	(299)

Balance, March 29, 2008	$(404)

During the fourth quarter of fiscal year 2008, we received a $0.2 million payment associated with claims in a bankruptcy case for past-due receivables that had been written off in fiscal year 1998.

4.	Non-Marketable Securities

During the fourth quarter of fiscal year 2007, we determined an impairment indicator existed related to our cost method investment in Magnum. We obtained an independent valuation of the fair value of our cost method investment in Magnum in accordance with EITF 03-1. Based on the results of the independent valuation, at March 31, 2007, we recognized an impairment of $4.3 million to reduce the carrying value of the Magnum cost method investment to $3.7 million as the combination of recurrent losses and reduced forecasts indicate that our investment is not recoverable within a reasonable period of time. The impairment was recorded as a separate line item on the statement of operations in operating expenses under the caption “Impairment of non-marketable securities.”

During the second quarter of fiscal year 2008, we determined an impairment indicator existed related to our remaining cost method investment in Magnum, as Magnum had participated in another round of capital funding from other sources, and our portion of the investment was diluted. We performed a fair value analysis of our cost method investment in Magnum in accordance with EITF 03-1. Based on the results of this analysis as of September 29, 2007, we recognized an impairment of $3.7 million to reduce the carrying value of the Magnum cost method investment to zero, as the decrease in the value of our investment was deemed to be other-than-temporary in nature due to our liquidation preferences. The impairment is recorded as a separate line item on the statement of operations in operating expenses under the caption “Impairment of non-marketable securities.”

5.	Acquisitions

On July 24, 2007, we acquired 100 percent of the outstanding stock of Apex. Apex designs and produces integrated circuits, hybrids and modules used in a wide range of industrial and aerospace applications that require high-power precision analog products, such as PWM’s and power amplifiers. These precision amplifiers are used for driving motors, piezo electrics, programmable power supplies and other devices requiring high power and precision control. The acquisition was undertaken to strengthen and diversify our existing industrial product line. The results of Apex’s operations have been included in our consolidated financial statements since the acquisition date. We acquired Apex for a purchase price of approximately $42.8 million, consisting primarily of cash and direct acquisition costs.

Below is a summary which details the assets and liabilities acquired as a result of the acquisition (in thousands):

Acquired Assets:	Summary
Trade accounts receivable	$2,859
Inventory	2,709
Fixed assets, net	10,605
Other assets	745
Acquired Intangibles	21,227
In-process research and development expense	1,761
Goodwill	6,194

Total acquired assets	46,100
Acquired Liabilities:
Deferred tax liability	(893)
Other liabilities	(2,454)

Total Purchase Price	$42,753

The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates. We recorded acquired intangible assets of $21.2 million, which are being amortized, excluding the acquired trade name, which is not being amortized, over a composite life of 15 years. Through the acquisition, the Company acquired certain technology to complement our patent portfolio for our industrial product line. This contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill of $6.2 million. The goodwill will not be deductible for tax purposes. Approximately $1.8 million of the purchase price was allocated to in-process research and development and was expensed upon completion of the acquisition, which was recorded as a separate line item on the Statement of Operations under the caption “Acquired in process research and development” in operating expenses.

Apex’s results of operations have been included in our consolidated financial statements since the acquisition date of July 24, 2007. The following unaudited pro forma information presents a summary of the Company’s consolidated results of operations for fiscal years 2008 and 2007, as if the Apex transaction occurred at the beginning of the period presented (in thousands, except per share data):

	March 29,	Mar. 31,
	2008	2007

Revenue	$187,900	$202,005
Income from continuing operations	$(3,730)	$24,112
Net income	$(6,626)	$31,051
Earnings per share, basic	$(0.08)	$0.35
Earnings per share, diluted	$(0.08)	$0.35

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

The aggregate purchase price of $11.3 million, $10.7 million net of cash acquired, was comprised of the following components (in thousands):

Cash paid to shareholders	$9,000
Loan repayment premium	500
Direct acquisition costs & other	1,762

Total purchase price	$11,262

As of December 30, 2006, the purchase price was allocated to the estimated fair value of assets acquired based on independent appraisals and management estimates in the following manner (in thousands):

Net liabilities assumed	$(1,179)
Intangible assets subject to amortization	4,055
Goodwill	6,461
In process research and development	1,925

Net assets acquired	$11,262

The in-process research and development of $1.9 million was immediately expensed upon completion of the acquisition while the $4.1 million in acquired technology and the $6.5 million in goodwill were capitalized. The acquired technology was being amortized over a period of 10 years. The goodwill was not deductible for tax purposes. Caretta’s results of operations have been included in our consolidated financial statements since December 29, 2006. Revenues from Caretta products were included in the Industrial product line.

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

	March 31,	March 25,
	2007	2006

Net revenues	$183,388	$193,694
Income before extraordinary items and accounting change	26,819	51,417
Net income	26,819	51,417
Basic income per share	$0.31	$0.60
Diluted income per share	0.30	0.59

During fiscal year 2008, the Company determined that the Caretta operations no longer aligned with the Company’s strategic plan and as a result, terminated approximately 30 positions, abandoned certain equipment and will no longer pursue the single-cell lithium ion battery products. As the operations of Caretta had not been integrated into the Company, the carrying value of the goodwill was written off.

6.	Intangibles, net

The following information details the gross carrying amount and accumulated amortization of our intangible assets (in thousands):

	March 29, 2008		March 31, 2007
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core technology	$1,390	$(1,068)	$5,493	$(1,012)
Existing technology	17,012	(3,365)	2,730	(2,730)
License agreements	440	(338)	440	(289)
Technology licenses	16,019	(10,791)	12,400	(8,482)
Customer relationships	4,506	(199)	—	—
Trademarks	2,758	(320)	320	(320)

	$42,125	$(16,081)	$21,383	$(12,833)

The increase in net intangibles during fiscal year 2008 is largely attributable to our acquisition of Apex, as previously described in Note 5 — Acquisitions of this Item 8. Amortization expense for all intangibles in fiscal years 2008, 2007, and 2006 was $3.9 million, $1.8 million, and $3.5 million, respectively.

The following table details the estimated aggregate amortization expense for all intangibles owned as of March 29, 2008 for each of the five succeeding fiscal years (in thousands):

For the year ended March 28, 2009	$3,357
For the year ended March 27, 2010	$2,869
For the year ended March 26, 2011	$2,034
For the year ended March 30, 2012	$1,998
For the year ended March 29, 2013	$1,484

7.	Commitments and Contingencies

Facilities and Equipment Under Operating Lease Agreements

We primarily lease our facilities and certain equipment under operating lease agreements, some of which have renewal options. Certain of these arrangements provide for lease payment increases based upon future fair market rates. Our principal facilities, located in Austin, Texas, consists of approximately 214,000 square feet of leased space, which have leases that expire from fiscal year 2009 to fiscal year 2012, excluding renewal options. It includes our headquarters and engineering facility, which has 197,000 square feet and no escalating rent clauses.

The aggregate minimum future rental commitments under all operating leases, net of sublease income, for the following fiscal years are (in thousands):

			Net Facilities	Equipment	Total
	Facilities	Subleases	Commitments	Commitments	Commitments

2009	$7,973	$3,050	$4,923	$5	$4,928
2010	5,205	946	4,259	5	4,264
2011	4,735	819	3,916	—	3,916
2012	4,639	787	3,852	—	3,852
2013	1,930	332	1,598	—	1,598
Thereafter	—	—	—	—	—

Total minimum lease payments	$24,482	$5,934	$18,548	$10	$18,558

Total rent expense was approximately $7.3 million, $8.5 million, and $8.6 million, for fiscal years 2008, 2007, and 2006, respectively. Sublease rental income was $3.0 million, $4.0 million, and $4.6 million, for fiscal years 2008, 2007, and 2006, respectively.

During fiscal year 2008, we recorded approximately $0.8 million in charges to operating expense to adjust our loss contingency accrual for a change in sublease assumptions with regards to a facility in Fremont, California.

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

On January 29, 2008, Cirrus Investments, L.P. (“Cirrus Investments”), an entity unrelated to the Company, filed suit against the Company, and others, in the Superior Court of California, County of Santa Clara, alleging breach of commercial leases and holdover rent with respect to two properties we leased from Cirrus Investments in Fremont, California. Cirrus Investments’ complaint primarily relates to alleged violations of certain restoration obligations that the Company had at the end of the lease term of these two properties. In their complaint, Cirrus Investments seeks damages in excess of $3 million, in addition to its costs and attorney fees associated with the suit.

As of March 29, 2008, a total of $4.5 million related to these vacated leases remained accrued. Where appropriate, these amounts are classified as either long-term or short-term. These amounts are included in the table above. The $2.6 million in facilities restructuring accruals that existed for these leases as of March 29, 2008 are discussed in greater detail in Note 10 - Restructuring and Other Costs.

Wafer, Assembly and Test Purchase Commitments

We rely primarily on third-party foundries for our wafer manufacturing needs. As of March 29, 2008, we had agreements with multiple foundries for the manufacture of wafers. None of these foundry agreements have volume purchase commitments or “take or pay” clauses. The agreements provide for purchase commitments based on purchase orders. Cancellation fees or other charges may apply and are generally dependent upon whether wafers have been started or the stage of the manufacturing process at which the notice of cancellation is given. As of March 29, 2008, we had foundry commitments of $4.3 million.

In addition to our wafer supply arrangements, we contract with third-party assembly vendors to package the wafer die into finished products. Assembly vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry. We had non-cancelable assembly purchase orders with numerous vendors totaling $0.9 million at March 29, 2008.

We have transitioned the majority of our test services to outside third party contractors. Test vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry. Our total non-cancelable commitment for outside test services as of March 29, 2008 was $2.9 million. Included in the $2.9 million are amounts associated with a manufacturing services agreement between Cirrus and Premier Semiconductor, LLC (“Premier”) dated March 25, 2005, pursuant to which Cirrus has committed to purchase test services from Premier totaling $1.1 million in fiscal year 2009.

Other open purchase orders, including those for sorting and serialization, were immaterial as of March 29, 2008.

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

Two additional lawsuits arising out of the same claims have been filed in federal court in the United States District Court for the Western District of Texas — Austin Division. Between March 19, 2007, and March 30, 2007, two purported stockholders filed derivative lawsuits related to the Company’s prior stock option grants against current and former officers and directors of Cirrus Logic and against the Company, as a nominal defendant. The individual defendants named in these lawsuits overlap, but not completely, with the state suit. The lawsuits allege many of the causes of action alleged in the Texas state court suit, but also include claims for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5, violations of Section 14(a) of the Exchange Act and violations of Section 20(a) of the Exchange Act.

On July 16, 2007, the plaintiffs in the two federal cases filed a motion to voluntarily dismiss their claims in the federal court and indicated their intent to coordinate their efforts in the state district court case. After a hearing on the plaintiffs’ motion, the court denied the plaintiff’s motion and required the two purported stockholders to file a consolidated complaint in federal court. A consolidated complaint, including substantially similar allegations to the two previous complaints, was filed on October 11, 2007. In response to the consolidated complaint, Cirrus Logic filed a motion to dismiss on November 15, 2007 based on the plaintiffs’ failure to make demand on the Board of Directors of Cirrus Logic (the “Board”) prior to filing this action (the “demand futility” motion). The plaintiffs filed their opposition to the motion on December 14, 2007. The court ordered a stay to allow the parties to engage in mediation and attempt to reach resolution. A mediation session was held May 12, 2008 and mediation is scheduled to recommence in June 2008.

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

Securities and Exchange Commission Formal Investigation

On October 11, 2007, the SEC initiated a formal investigation into the Company’s historical option granting practices. The order of investigation included allegations of potential violations of Section 17(a) of the Securities Act; Sections 10(b), 13(a), 13(b), and 14(a) of the Exchange Act, and Rule 13a-14 of the Sarbanes-Oxley Act.

On March 3, 2008, the Company received notice that the staff of the SEC completed its formal investigation and that they do not intend to recommend any enforcement action by the SEC.

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

On February 12, 2008, we settled our cross-complaint against Silvaco, whereby Silvaco agreed to pay Cirrus $30,000 as full and final restitution of all claims that could have been alleged in the cross-complaint.

Based on these orders and the settlement of the cross-complaint, the Court entered judgment in our favor on Silvaco’s complaint and our cross-complaint on March 4, 2008. As a result of the favorable judgment, on May 16, 2008, the court awarded approximately $59,000 for our expenses in defending the suit.

On April 7, 2008, Silvaco filed a notice of appeal on these matters. We anticipate that the appeal will be heard by the Court of Appeal of the State of California, Sixth Appellate District in the last half of calendar year 2008.

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

During the fourth quarter of fiscal year 2006, we realized a gain of $7 million resulting from a cash receipt associated with an amendment to an existing licensing agreement, in which certain rights to Cirrus Logic were terminated from a prior cross-license agreement. The proceeds were recorded as a separate line item on the statement of operations in operating expenses under the heading “License agreement amendment.”

10.	Restructuring Costs and Other

During fiscal year 2008, we recorded net restructuring charges of $10.5 million as a separate line item on the statement of operations in operating expenses under the caption “Restructuring costs and other, net.” This net charge was comprised primarily of two separate steps taken to improve our competitive cost structure. First, we committed to a plan to close Caretta, a subsidiary based in Shanghai, China. This action eliminated approximately 30 positions in China during the Company’s fourth fiscal quarter, and resulted in the Company recording a charge of approximately $11.1 million, which consists primarily of a non-cash charge of $6.5 million for goodwill and $3.6 million related to intangibles, as well as $0.9 million in cash payments for the affected employees. These charges reduced the carrying value of the Caretta-related intangible assets to zero, an amount that reflects the Company’s decision to no longer market Caretta’s single-cell lithium ion battery products. The Company estimates that it will incur future cash expenditures of approximately $0.2 million for expenses related to employee severance benefits and contract termination costs. Also in the fourth quarter, we made a strategic decision to streamline our organization structure in favor of allocating available resources to projects with greater capacity to enhance shareholder value, which resulted in a further worldwide headcount reduction of 61 employees. The restructuring charge associated with this activity amounted to $0.9 million, and were primarily related to employee severance costs. Of this amount, $0.2 million remains accrued as of March 29, 2008, with the expectation that final payments are completed by June 28, 2008 — the end of the Company’s first quarter of fiscal year 2009. Also in fiscal year 2008, in connection with the expiration of a lease agreement in Fremont, California in December 2007, we recorded a $1.5 million reduction to the fiscal year 2004 and 2006 restructuring liabilities to reduce the accrual to the estimated final settlement amounts.

During fiscal year 2007, we recorded restructuring charges of $1.0 million to operating expenses primarily related to the transition of design activities from our Boulder, Colorado office to our headquarters in Austin, Texas. The restructuring costs for the closure of the Boulder design center were composed of $0.7 million in severance and relocation costs and $0.3 million in facility related charges. Approximately 20 employees were affected by this action, five of which were relocated to our Austin headquarters.

The following table sets forth the activity in our fiscal year 2008 restructuring accrual (in thousands):

		Facilities
	Severance	Abandonment	Total

Balance, March 31, 2007	$—	$—	$—
Fiscal year 2008 provision	2,167	—	2,167
Cash payments, net	(1,788)	—	(1,788)

Balance, March 29, 2008	$379	$—	$379

The following table sets forth the activity in our fiscal year 2007 restructuring accrual (in thousands):

		Facilities
	Severance	Abandonment	Total

Balance, March 25, 2006	$—	$—	$—
Fiscal year 2007 provision	716	278	994
Cash payments, net	(521)	(74)	(595)

Balance, March 31, 2007	195	204	399
Fiscal year 2008 provision	(146)	13	(133)
Cash payments, net	(49)	(212)	(261)

Balance, March 29, 2008	$—	$5	$5

During fiscal year 2008, we adjusted the severance accrual by $0.1 million to the remaining net realizable value, and all of these payments were completed during fiscal year 2008. During fiscal year 2007, we accrued an additional $0.1 million for severance activities. With respect to our facilities abandonment accruals, we increased our restructuring accrual by $0.3 and $0.1 million to account for additional property taxes and other facilities costs, respectively, on certain facilities in Fremont, California. During fiscal year 2006, we recorded a total net restructuring charge of $3.1 million in operating expenses for severance and facility related items primarily associated with workforce reductions related to the sale of the digital video product line assets and our revised sublease assumption for a previously exited facility. This action affected approximately 10 individuals worldwide and resulted in a net charge of approximately $0.4 million. In connection with the digital video product line asset sale, we ceased using certain leased office space in our Fremont, California location. Accordingly, we recorded a restructuring charge of $1.1 million related to the exit from this facility. Partially offsetting the restructuring charge was $0.8 million related to the gain on the digital video product line asset sale. For further detail, see Note 4 Non-Marketable Securities.

The following table sets forth the activity in our fiscal year 2006 restructuring accrual (in thousands):

		Facilities
	Severance	Abandonment	Total

Balance, March 26, 2005	$—	$—	$—
Fiscal year 2006 provision	412	2,299	2,711
Cash payments, net	(412)	(353)	(765)

Balance, March 25, 2006	—	1,946	1,946
Fiscal year 2007 provision	86	292	378
Cash payments, net	(86)	(511)	(597)

Balance, March 31, 2007	—	1,727	1,727
Fiscal year 2008 provision	—	(1,150)	(1,150)
Cash payments, net	—	(577)	(577)

Balance, March 29, 2008	$—	$—	$—

Fiscal year 2008 activity included a $1.1 million reduction to the facilities abandonment accrual in recognition of the end of the lease term in December 2007. All final buildout and reclamation activities were completed prior to the end of fiscal year 2008, and no further activity is anticipated under this restructuring accrual. Fiscal year 2007 activity included a $0.8 million credit to restructuring for the acquisition of a subtenant at our headquarters in Austin, Texas earlier than we had previously expected. This credit was partially offset by the accrual of $0.5 million in additional property taxes on certain facilities in Austin, Texas and Fremont, California. During fiscal year 2006, due to the continued depressed real estate market, we recorded an additional charge of $1.8 million for certain leases in California related to our fiscal year 2004 restructuring activity, due to a change in our sublease assumptions. During fiscal year 2005, we re-assessed our sublease assumptions related to our restructured facilities and determined that an additional $0.2 million was required due to our inability to sublease certain facilities. During fiscal year 2004, we recorded a charge of $1.7 million in operating expenses primarily related to severance for headcount reductions. We eliminated approximately 130 positions from various job classes and functions during fiscal year 2004, with the majority of the reductions in Austin, Texas, primarily in selling, general and administrative functions and in our Colorado operations, primarily in engineering. Included in this reduction was the elimination of 64 of approximately 120 test operation positions and a total severance charge of approximately $0.4 million as part of our previously announced plan to reduce headcount associated with our outsourcing agreement with ChipPAC. Also during fiscal year 2004, we recorded a restructuring charge of $6.2 million in operating expenses for facility consolidations primarily in California and Texas, an impairment charge of $1.5 million for property, plant and equipment associated with our Austin, Texas facility consolidation and an impairment charge of $0.2 million for property, plant and equipment associated with our Tokyo, Japan facility consolidation. Our facility commitments for the fiscal year 2004 actions will be completed during fiscal year 2013.

The following table sets forth the activity in our fiscal year 2004 restructuring accrual (in thousands):

		Facilities
	Severance	Abandonment	Total

Balance, March 29, 2003	$—	$—	$—
Fiscal year 2004 provision	1,688	6,205	7,893
Cash payments, net	(1,514)	(908)	(2,422)

Balance, March 27, 2004	174	5,297	5,471
Fiscal year 2005 provision	—	178	178
Cash payments, net	(174)	(944)	(1,118)

Balance, March 26, 2005	—	4,531	4,531
Fiscal year 2006 provision	—	627	627
Cash payments, net	—	(954)	(954)

Balance, March 25, 2006	—	4,204	4,204
Fiscal year 2007 provision	—	214	214
Cash payments, net	—	(1,124)	(1,124)

Balance, March 31, 2007	—	3,294	3,294
Fiscal year 2008 provision	—	14	14
Cash payments, net	—	(1,069)	(1,069)

Balance, March 29, 2008	$—	$2,239	$2,239

Fiscal year 2008 activity included a $0.3 million reduction to the facilities abandonment accrual in recognition of the end of the lease term in December 2007. This reduction was offset by additions to the accrual for accretion during the period.

The remaining balance for the fiscal year 1999 restructuring relates to a contractual obligation of $0.4 million with a tenant to whom we have subleased space that expired in fiscal year 2007. See also Note 8 — Legal Matters of this Item 8 for further discussion of current litigation with respect to this lease.

As of March 29, 2008, we have a remaining restructuring accrual for all of our past restructurings of $3.0 million, primarily related to net lease expenses that will be paid over the respective lease terms through fiscal year 2013, along with other anticipated lease termination costs. We have classified the short-term portion of our restructuring activities, $1.2 million, as “Other accrued liabilities.”

11.	Employee Benefit Plans

We have a 401(k) Profit Sharing Plan (the “Plan”) covering substantially all of our qualifying domestic employees. Under the Plan, employees may elect to contribute any percentage of their annual compensation up to the annual IRS limitations. We match 50 percent of the first 6 percent of the employees’ annual contribution to the plan. During fiscal years 2008, 2007, and 2006, we made matching employee contributions for a total of approximately $0.8 million for all fiscal years.

12.	Stockholders’ Equity

Share Repurchase Program

On January 30, 2008, we announced that our Board authorized a share repurchase program of up to $150 million. The repurchases were funded from existing cash and were effected through the open market or in private transactions, depending on general market and economic conditions. The Company repurchased 13.3 million shares of its common stock for $71.1 million during fiscal year 2008. A total of 1.3 million shares acquired at a cost of $8.4 million were purchased the last three trading days of our fiscal year end, and remained unsettled as of the end of the period. Consequently, this amount was recorded as other accrued liabilities, and is reflected in our consolidated condensed balance sheet under the line item “Other Accrued Liabilities” as of March 29, 2008. We did not repurchase any of our Common Stock during fiscal years 2007 or 2006.

Employee Stock Purchase Plan

In March 1989, we adopted the 1989 Employee Stock Purchase Plan (“ESPP”). As of March 29, 2008, 0.8 million shares of common stock were reserved for future issuance under this plan. During fiscal years 2008, 2007, and 2006, we issued 36,000, 48,000, and 339,000 shares, respectively, under the ESPP. In fiscal year 2006, the Board approved amendments to the ESPP eliminating the six-month look back feature of the plan and reducing the purchase price discount from 15 percent to 5 percent. These modifications became effective for all ESPP options granted beginning with fiscal year 2007. Based on these modifications, the plan is no longer compensatory and the company does not recognize any compensation expense associated with the ESPP grants. The weighted average estimated fair values for purchase rights granted under the ESPP for fiscal year 2006 was $1.57.

Preferred Stock

On May 24, 2005, the Board approved an amendment (the “Amendment”) to the Amended and Restated Rights Agreement, dated as of February 17, 1999, between the Company and BankBoston, N.A., as Rights Agent. The Amendment accelerated the termination of the Company’s preferred stock purchase rights (the “Rights”) from the close of business on May 4, 2008, to the close of business on May 26, 2005. On May 25, 2005, the Chief Financial Officer (“CFO”) signed a Certificate of Elimination that was subsequently filed with the Secretary of State of the State of Delaware which had the effect of eliminating from the Company’s Certificate of Incorporation all references to the Series A Participating Preferred Stock of the Company and returning these shares to the status of undesignated shares of authorized Preferred Stock of the Company. We have not issued any of the authorized 1.5 million shares of Series A Participating Preferred Stock.

Stock Compensation Expense

The following table summarizes the effects of stock-based compensation on cost of goods sold, research and development, sales, general and administrative, income from continuing operations before taxes, and net income after taxes for options granted under the Company’s equity incentive plans (in thousands, except per share amounts; unaudited):

	Fiscal Years Ended
	March 29,	March 31,	March 25,
	2008	2007	2006

Cost of sales	$190	$63	$20
Research and development	1,897	2,050	685
Sales, general and administrative	3,187	3,243	1,029

Effect on income from continuing operations (before taxes)	5,274	5,356	1,734
Income Tax Benefit	—	—	—

Total share based compensation expense (net of taxes)	$5,274	$5,356	$1,734

Share based compensation effects on basic earnings (loss) per share	$0.06	$0.06	$0.02
Share based compensation effects on diluted earnings (loss) per share	$0.06	$0.06	$0.02
Share based compensation effects on operating activities cash flow	5,274	5,356	1,734
Share based compensation effects on financing activities cash flow	—	—	—

During fiscal year 2008, we received a net $5.4 million from the exercise of options granted under the Company’s Stock Plans, and an additional $0.2 million from the issuance of stock under the Employee Stock Purchase Plan.

The total intrinsic value of options exercised during fiscal year 2008, 2007, and 2006 was $2.1 million, $4.1 million, and $4.6 million, respectively. Intrinsic value represents the difference between the market value of Cirrus Logic common stock at the time of exercise and the strike price of the option.

As of March 29, 2008, there was $8.8 million of compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans not yet recognized in the Company’s financial statements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.45 years.

As of March 29, 2008, approximately 22.3 million shares of common stock were reserved for issuance under the Option Plans. Additional information with respect to stock option activity is as follows (in thousands, except per share amounts):

		Outstanding Options
	Options Available		Weighted Average
	for Grant	Number	Exercise Price

Balance, March 26, 2005	14,723	12,324	$8.79
Shares authorized for issuance	3,408	—	—
Options granted	(2,446)	2,446	7.46
Options exercised	—	(1,270)	3.75
Options forfeited	1,370	(1,370)	9.76
Options expired	—	(170)	—

Balance, March 25, 2006	17,055	11,960	$8.93
Shares authorized for issuance	20,473	—	—
Option plans terminated	(22,463)	—	—
Options granted	(421)	421	7.52
Options exercised	—	(1,299)	5.26
Options forfeited	2,062	(812)	6.54
Options expired	—	(1,250)	16.68

Balance, March 31, 2007	16,706	9,020	$8.54
Shares authorized for issuance	—	—	—
Option plans terminated	(2,311)	—	—
Options granted	(3,072)	3,011	6.71
Options exercised	—	(1,006)	5.50
Options forfeited	2,489	(525)	7.00
Options expired	—	(1,964)	12.43

Balance, March 29, 2008	13,812	8,536	$7.94

Additional information with regards to outstanding options that are vesting, expected to vest, or exercisable as of March 29, 2008 is as follows:

			Weighted Average
	Number of		Remaining	Aggregate
	Options	Weighted Average	Contractual	Intrinsic Value
	(thousands)	Exercise Price	Term (years)	(thousands)

Vested and expected to vest	7,563	$7.69	6.47	$4,930
Exercisable	4,738	$8.29	4.93	$4,079

The following table summarizes information regarding outstanding and exercisable options as of March 29, 2008:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted	Number	Weighted
	Number	Remaining	Average Exercise	Exercisable	Average
Range of Exercise Prices	(in thousands)	Contractual Life	Price	(in thousands)	Exercise Price

$ 1.83 - $ 4.58	1,110	5.02	$3.85	948	$3.73
$ 4.60 - $ 5.16	922	5.98	5.14	784	5.14
$ 5.27 - $ 6.20	704	8.09	5.78	260	6.01
$ 6.51 - $ 6.51	1,609	9.52	6.51	0	0.00
$ 6.56 - $ 7.12	876	5.91	6.89	637	6.95
$ 7.13 - $ 7.25	101	8.12	7.17	73	7.18
$ 7.26 - $ 7.26	858	7.08	7.26	515	7.26
$ 7.33 - $ 7.87	963	7.50	7.72	382	7.64
$ 8.06 - $15.30	920	5.52	10.37	666	11.20
$15.45 - $44.13	473	2.28	23.46	473	23.46

	8,536	6.74	$7.94	4,738	$8.29

As of March 31, 2007, and March 25, 2006, the number of options exercisable was 6.5 million and 7.2 million, respectively.

In accordance with the provisions of SFAS No. 123(R), options outstanding that are expected to vest are presented net of estimated future option forfeitures, which are estimated as compensation costs are recognized. Options with a fair value of $3.9 million, $4.8 million and $5.3 million became vested during fiscal years 2008, 2007 and 2006, respectively.

Stock-Based Compensation

If we had recorded compensation cost for all of our Stock Incentive Plans based upon the Black-Scholes fair value at the grant date for awards under the Option Plans consistent with the optional methodology prescribed under Statement of SFAS No. 123 the net income (loss) and earnings per share would have been as shown below (in thousands, except per share data):

March 25,
2006

Net income (loss), as reported	$52,426
Pro forma net income (loss)	46,127
Basic net income (loss) per share, as reported	$0.61
Pro forma basic net income (loss) per share	0.54
Diluted net income (loss) per share, as reported	0.60
Pro forma diluted net income (loss) per share	0.53

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

We estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model using a dividend yield of zero and the following additional weighted-average assumptions:

	March 29,	March 31,	March 25,
	2008	2007	2006

Employee Option Plans:
Expected stock price volatility	39.13-50.08%	36.73-47.80%	40.23-94.39%
Risk-free interest rate	2.26-4.95%	4.65-4.99%	3.70-4.80%
Expected lives (in years)	2.51-3.19	1.45-3.09	0.70-1.62
Employee Stock Purchase Plan:
Expected stock price volatility	—	—	40.23-50.00%
Risk-free interest rate	—	—	3.38-4.80%
Expected lives (in years)	—	—	0.00-0.50

Using the Black-Scholes option valuation model, the weighted average estimated fair values of employee stock options granted in fiscal years 2008, 2007, and 2006, were $2.70, $2.97, and $2.36, respectively. The weighted average estimated fair values for purchase rights granted under the ESPP for fiscal year 2006 was $1.57.

Rights Plan

In May 1998, the Board declared a dividend of one preferred share purchase right (a “Right”) for each share of common stock outstanding held as of May 15, 1998. Each Right would have entitled stockholders to purchase one one-hundredth of a share of our Series A Participating Preferred Stock at an exercise price of $60. The Rights only became exercisable in certain limited circumstances following the tenth day after a person or group announces acquisitions of or tender offers for 15 percent or more of our common stock. For a limited period following the announcement of any such acquisition or offer, the Rights were redeemable by us at a price of $0.01 per Right. If the Rights were not redeemed, each Right then entitled the holder to purchase common stock having the value of twice the exercise price. For a limited period after the Rights were exercisable, each Right, at the discretion of the Board, could be exchanged for one share of common stock per Right. The Rights were originally scheduled to expire in fiscal year 2009.

On May 24, 2005, the Board approved an amendment to the Amended and Restated Rights Agreement, dated as of February 17, 1999, between the Company and BankBoston, N.A., as Rights Agent. The Amendment accelerated the termination of the Company’s preferred stock purchase rights from the close of business on May 4, 2008, to the close of business on May 26, 2005. On May 25, 2005, the CFO signed a Certificate of Elimination that was subsequently filed with the Secretary of State of the State of Delaware which had the effect of eliminating from the Company’s Certificate of Incorporation all references to the Series A Participating Preferred Stock of the Company and returning these shares to the status of undesignated shares of authorized Preferred Stock of the Company, thereby terminating the Rights plan.

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

The following table summarizes the changes in the components of accumulated other comprehensive income (loss) (in thousands):

		Unrealized
	Foreign	Gains (Losses)
	Currency	on Securities	Total

Balance, March 25, 2006	$(770)	$(120)	$(890)
Current-period activity	—	107	107

Balance, March 31, 2007	(770)	(13)	(783)
Current-period activity	—	559	559

Balance, March 29, 2008	$(770)	$546	$(224)

14.	Income Taxes

Income (loss) before income taxes consisted of (in thousands):

	March 29,	March 31,	March 25,
	2008	2007	2006

United States	$9,606	$21,226	$45,230
Non-U.S.	(12,407)	(1,733)	161

	$2,801	$19,493	$45,391

The provision (benefit) for income taxes consists of (in thousands):

	March 29,	March 31,	March 25,
	2008	2007	2006

Current:
Federal	$—	$—	$—
State	—	—	—
Non-U.S.	258	(780)	(6,695)

Total Current Tax Provision (Benefit)	$258	$(780)	$(6,695)

Deferred:
U.S.	$4,568	$(7,797)	$—
Non-U.S.	(1,781)	175	(340)

Total Deferred Tax Provision (Benefit)	2,787	(7,622)	(340)

Total Tax Provision (Benefit)	$3,045	$(8,402)	$(7,035)

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal rate to pretax income (loss) as follows (in percentages):

	March 29,	March 31,	March 25,
	2008	2007	2006

Expected income tax provision (benefit) at the US federal statutory rate	(35.0)	35.0	35.0
Foreign earnings repatriation	82.5	—	—
In-process research and development	22.0	3.5	—
Valuation allowance changes affecting the provision of income taxes	(98.0)	(79.2)	(34.0)
Foreign taxes at different rates	108.4	0.3	(0.9)
Reversals of previously accrued taxes and tax refunds	—	(3.7)	(14.8)
Stock compensation	26.4	0.9	—
Nondeductible expenses	2.0	0.3	0.1
Other	0.4	(0.2)	(0.9)

Provision (Benefit) for income taxes	108.7	(43.1)	(15.5)

Significant components of our deferred tax assets and liabilities are (in thousands):

	March 29,	March 31,
	2008	2007

Deferred tax assets:
Inventory valuation	$3,619	$4,030
Accrued expenses and allowances	3,328	4,371
Net operating loss carryforwards	173,551	173,601
Research and development tax credit carryforwards	35,749	35,561
State tax credit carryforwards	572	400
Capitalized research and development	32,463	40,605
Depreciation and Amortization	—	4,224
Other	12,290	10,585

Total deferred tax asset	$261,572	$273,377
Valuation allowance for deferred tax assets	(251,136)	(265,485)

Net deferred tax assets	$10,436	$7,892

Deferred tax liabilities:
Depreciation and Amortization	$182	$—

Acquisition intangibles	7,476	$1,324

Total deferred tax liabilities	$7,658	$1,324

Total net deferred tax assets	$2,778	$6,568

The valuation allowance decreased by $14.3 million in fiscal year 2008 and decreased by $17.9 million in fiscal year 2007. During fiscal year 2008, we increased the valuation allowance on our U.S. deferred tax assets by $4.6 million. This increase was based on an evaluation of the deferred tax assets that we consider to be more likely than not to be utilized. We also recorded a nonrecurring deferred tax benefit of $1.4 that related to the amortization and impairment of acquired intangibles in our Caretta product line. At March 29, 2008, we had federal net operating losses carryforwards of $470.5 million. Of that amount, $75.4 million relates to companies we acquired during fiscal year 2002 and are, therefore, subject to certain limitations under Section 382 of the Internal Revenue Code. In addition, approximately $31.7 million of the federal net operating loss is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital rather than current earnings if subsequently realized. We have net operating losses in various states that total $116.1 million. The federal net operating loss carryforwards expire in fiscal years 2009 through 2028. The state net operating loss carryforwards expire in fiscal years 2009 through 2028. We also have non-U.S. net operating losses of $5.9 million of which $2.9 million does not expire. The remaining $3.0 million expires in calendar years 2009 through 2011.

There are federal research and development credit carryforwards of $21.0 million that expire in fiscal years 2009 through 2028. There are $14.7 million of state research and development credits. Of that amount, $3.0 million will expire in fiscal years 2021 through 2026. The remaining $11.7 million of state research and development credits are not subject to expiration. The state investment credits of $0.3 million will expire in fiscal years 2009 and 2010.

We have approximately $0.2 million of cumulative undistributed earnings in certain non-U.S. subsidiaries. We have not recognized a deferred tax liability on these undistributed earnings because the Company currently intends to reinvest these earnings in operations outside the U.S. The unrecognized deferred tax liability on these earnings is approximately $0.1 million. With our current tax attributes, if the earnings were distributed, we would most likely not accrue any additional current income tax expense because this income would be offset by our net operating loss carryforwards and other future deductions. During fiscal year 2008, we distributed all of the accumulated earnings of our Japanese subsidiary via a dividend. We anticipate investing future earnings of this subsidiary in operations outside the U.S.

We adopted the provisions of FIN 48 on April 1, 2007. As a result of the adoption of this new pronouncement, we recognized a $1.6 million decrease in the liability for unrecognized tax benefits with a corresponding increase to the balance of retained earnings as of April 1, 2007. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at April 1, 2007	$2,600
Additions based on tax positions related to the current year	—
Reductions for tax positions of prior years	(2,417)
Settlements	—
Reductions related to expirations of statutes of limitation	—

Balance at March 29, 2008	$183

The repatriation of earnings from one of our foreign subsidiaries was the primary cause for the reduction in unrecognized tax benefits during fiscal year 2008. All of the unrecognized tax benefits are associated with tax carryforwards that, if recognized, would have no effect on the effective tax rate because of the valuation allowance that has been placed on substantially all of our U.S. deferred tax assets. The Company does not believe that its unrecognized tax benefits will significantly increase or decrease during the next 12 months.

We accrue interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. We did not record any interest or penalties upon adoption of FIN 48 or during the fiscal year 2008.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Fiscal years 2005 through 2008 remain open to examination by the major taxing jurisdictions to which we are subject. On May 15, 2008, we received notice from the Internal Revenue Service that our fiscal year 2006 U.S. Federal income tax return had been selected for examination.

15.	Segment Information

We are a premier supplier of high-precision analog and mixed-signal ICs for a broad range of consumer, professional, and industrial markets. We develop ICs, board-level modules and hybrids for high-power amplifier applications branded as the Apex Precision Power line of products. We also provide complete system reference designs based on our technology that enable our customers to bring products to market in a timely and cost-effective manner. We determine our operating segments in accordance with Statement of Financial Accounting Standard No. 131 (“SFAS No. 131”), “Disclosures about Segments of an Enterprise and Related Information.” Our CEO has been identified as the chief operating decision maker as defined by SFAS No. 131.

Our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources, rather than detailed information at a product line level. Additionally, our product lines have similar characteristics and customers. They share operations support functions such as sales, public relations, supply chain management, various research and development and engineering support, in addition to the general and administrative functions of human resources, legal, finance and information technology. As of March 29, 2008, we have one operating segment with two different product lines. Our revenue by product line is as follows (in thousands):

	March 29,	March 31,	March 25,
	2008	2007	2006

Audio products	$100,098	$106,182	$128,663
Industrial products	81,787	76,122	65,031

Total	$181,885	$182,304	$193,694

On July 24, 2007, we acquired 100 percent of the outstanding stock of Apex. Apex designs and produces integrated circuits, hybrids and modules used in a wide range of industrial and aerospace applications that require high-power precision analog products, such as PWM and power amplifiers. These precision amplifiers are used for driving motors, piezo electrics, programmable power supplies and other devices requiring high power and precision control and provide a compliment to our existing Industrial product line. We are including revenue from these products as a component of the Industrial product line. For further details regarding the acquisition of Apex, please see Note 5 — Acquisitions of this Item 8.

Geographic Area

The following illustrates revenues by geographic locations based on the sales office location (in thousands):

	March 29,	March 31,	March 25,
	2008	2007	2006

United States	$68,219	$69,515	$71,191
European Union	13,727	17,415	25,794
United Kingdom	4,400	3,245	3,408
China	29,169	22,693	20,934
Hong Kong	9,518	7,064	15,451
Japan	14,972	14,822	11,869
South Korea	6,347	9,979	10,772
Taiwan	13,888	10,878	11,283
Other Asia	12,811	14,506	15,506
Other non-U.S. countries	8,834	12,187	7,486

Total consolidated revenues	$181,885	$182,304	$193,694

The following illustrates property, plant and equipment, net, by geographic locations, based on physical location (in thousands):

	March 29,	March 31,
	2008	2007

United States	$20,576	$10,928
United Kingdom	15	30
China	252	264
Hong Kong	11	14
Japan	22	9
South Korea	37	78
Taiwan	12	19
Other Asia	36	65

Total consolidated property, plant and equipment, net	$20,961	$11,407

16.	Quarterly Results (Unaudited)

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

The unaudited quarterly statement of operations data for each quarter of fiscal years 2008 and 2007 were as follows (in thousands, except per share data):

	Fiscal Year 2008
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Net sales	$44,822	$48,905	$47,034	$41,124
Gross margin	24,707	27,340	26,821	24,365
Net income (loss)	(13,685)	4,182	(332)	3,989
Basic income (loss) per share	$(0.16)	$0.05	—	$0.05
Diluted income (loss) per share	(0.16)	0.05	—	0.04

	Fiscal Year 2007
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Net sales	$43,647	$45,297	$48,179	$45,181
Gross margin	26,278	27,411	28,165	27,160
Net income	7,279	3,464	9,327	7,825
Basic income per share	$0.08	$0.04	$0.11	$0.09
Diluted income per share	0.08	0.04	0.11	0.09

17.	Related Party Transactions

The Company had two outstanding loans to Mr. David D. French (“Mr. French”), our former President and CEO, neither of which remained outstanding as of March 29, 2008. Both loans were “grandfathered” under Section 402 of the Sarbanes-Oxley Act of 2002, which prohibits loans to directors and executive officers that are made, renewed or materially modified after July 30, 2002. Neither of the loans described below have been modified or renewed since the Company made them to Mr. French.

In October 1998, the Company extended a loan to Mr. French for the purchase of his principal residence in Texas. The original principal amount of the loan was $721,899 and carried an interest rate of 5.64 percent per annum. The terms of the loan stated that the principal and accrued interest was due and payable on the earlier of (i) September 1, 2013, (ii) 180 days following the date of the termination of his employment for any reason, or (iii) upon sale of the residence. On March 5, 2007, just before the end of fiscal year 2007, Mr. French resigned in light of the findings of a voluntary review of the Company’s past stock option granting practices performed by a Special Committee of the Board. Pursuant to the terms described above, the loan was due and payable no later than September 1, 2007. On October 3, 2007, Mr. French fulfilled his obligation with respect to this loan and paid the final outstanding balance of $1,184,000. The aggregate amount of principal plus accrued interest outstanding under this loan at the end of fiscal years 2007 and 2006 was $1,151,000 and $1,088,000, respectively. As of March 31, 2007 the loan was classified as a short-term asset on the balance sheet under “Other current assets.”

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 29, 2008. Based on that evaluation, the Company’s CEO and CFO have concluded that such disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company required to be included in its periodic reports filed with the SEC.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment of internal control over financial reporting, management has concluded that our internal control over financial reporting was effective as of March 29, 2008 to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s updated assessment of our internal control over financial reporting as of March 29, 2008, included in Item 8 of this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 29, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

The information set forth in the Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on July 25, 2008 under the headings Corporate Governance — Board Meetings and Committees, Corporate Governance — Audit Committee, Proposals to be Voted on — Proposal No. 1 — Election of Directors, Executive Compensation — Executive Officers, and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information set forth in the Proxy Statement under the headings Compensation Discussion and Analysis and Compensation Committee Report is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in the Proxy Statement under the headings Equity Compensation Plan Information and Ownership of Securities is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions

The information set forth in the Proxy Statement under the headings Certain Relationships and Related Transactions and Corporate Governance is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The information set forth in the Proxy Statement under the heading Audit and Non-Audit Fees and Services is incorporated herein by reference.

PART IV

ITEM 15.	Exhibit and, Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1.  Consolidated Financial Statements

•	Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of March 29, 2008 and March 31, 2007.

•	Consolidated Statements of Operations for the fiscal years ended March 29, 2008, March 31, 2007, and March 25, 2006.

•	Consolidated Statements of Cash Flows for the fiscal years ended March 29, 2008, March 31, 2007, and March 25, 2006.

•	Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 29, 2008, March 31, 2007, and March 25, 2006.

•	Notes to Consolidated Financial Statements.

2.  Financial Statement Schedules

All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

3.  Exhibits

The following exhibits are filed as part of or incorporated by reference into this Report:

3.1		Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998.(1)
3.2		Amended and Restated Bylaws of Registrant.(2)
10	.1+	1989 Employee Stock Purchase Plan, as amended September 21, 2005.(3)
10	.2+	1990 Directors’ Stock Option Plan, as amended.(4)
10	.3+	Cirrus Logic, Inc. 1996 Stock Plan, as amended and restated as of July 25, 2001.(5)
10	.4+	2002 Stock Option Plan, as amended.(6)
10	.5+	Cirrus Logic, Inc. 2006 Stock Incentive Plan.(7)
10	.6+	Form of Stock Option Agreement for options granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan.(7)
10	.7+	Form of Notice of Grant of Stock Option for options granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan.(7)
10	.8+	Form of Stock Option Agreement for Outside Directors under the Cirrus Logic, Inc. 2006 Stock Incentive Plan.(8)
10	.9+	Form of Restricted Stock Award Agreement under the Cirrus Logic, Inc. 2006 Stock Incentive Plan.(9)
10	.10+	2007 Executive Severance and Change of Control Plan, as restated on September 27, 2007.(10)
10	.11*	2007 Management and Key Individual Contributor Incentive Plan.
10.12		Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant, dated November 10, 2000 for 197,000 square feet located at 2901 Via Fortuna, Austin, Texas.(1)
10.13		Amendment No. 1 to Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant dated November 10, 2000.(11)
10.14		Amendment No. 2 to Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant dated November 10, 2000.(6)
10.15		Amendment No. 3 to Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant dated November 10, 2000.(12)
10.16		Agreement and Plan of Merger, dated July 11, 2007(13)
10	.17+	Resignation Agreement between David D. French and Cirrus Logic, Inc. dated March 5, 2007(14)
10	.18*	Agreement on Termination of Employment Contract between Bin Wu and Registrant dated March 13, 2008.
10	.19*	Letter Agreement by and between Bin Wu and Registrant dated April 9, 2008.
14		Code of Conduct.(15)
23	.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24	.1*	Power of Attorney (see signature page).
31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensatory plan or arrangement.

*	Filed with this Form 10-K.

(1)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the SEC on June 22, 2001 (Registration No. 000-17795).

(2)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on September 21, 2005.

(3)	Incorporated by reference from Registrant’s Report on Form 10-Q filed with the SEC on October 25, 2005.

(4)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed with the SEC on August 8, 2001 (Registration No. 333-67322).

(5)	Incorporated by reference from Registrant’s Report on Form 10-Q filed with the SEC on January 30, 2008.

(6)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 29, 2003, filed with the SEC on June 13, 2003 (Registration No. 000-17795).

(7)	Incorporated by reference from Registration’s Statement on Form S-8 filed with the SEC on August 1, 2006.

(8)	Incorporated by reference from Registrant’s Report on Form 10-Q filed with the SEC on August 1, 2007.

(9)	Incorporated by reference from Registrant’s Report on Form 10-Q filed with the SEC on November 5, 2007.

(10)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on October 3, 2007.

(11)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 30, 2002, filed with the SEC on June 19, 2002 (Registration No. 000-17795).

(12)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 25, 2006 filed with the SEC on May 25, 2006.

(13)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on July 12, 2007.

(14)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on March 7, 2007.

(15)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 27, 2004, filed with the SEC on June 9, 2004.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

CIRRUS LOGIC, INC.

By:	/s/ Thurman K. Case
Thurman K. Case
Vice President, Chief Financial Officer and
Chief Accounting Officer
May 29, 2008

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities and on the dates indicated have signed this report below:

Signature	Title	Date

/s/ Michael L. Hackworth Michael L. Hackworth	Chairman of the Board and Director	May 29, 2008

/s/ Jason P. Rhode Jason P. Rhode	President and Chief Executive Officer	May 29, 2008

/s/ Thurman K. Case Thurman K. Case	Vice President, Chief Financial Officer and Chief Accounting Officer	May 29, 2008

/s/ D. James Guzy D. James Guzy	Director	May 29, 2008

/s/ Suhas S. Patil Suhas S. Patil	Chairman Emeritus and Director	May 29, 2008

/s/ Walden C. Rhines Walden C. Rhines	Director	May 29, 2008

/s/ William D. Sherman William D. Sherman	Director	May 29, 2008

/s/ Robert H. Smith Robert H. Smith	Director	May 29, 2008

Exhibit Index

(a) The following exhibits are filed as part of this Report:

Number	Description

10.11	2007 Management and Key Individual Contributor Incentive Plan.
10.18	Agreement on Termination of Employment Contract between Bin Wu and Registrant dated March 13, 2008.
10.19	Letter Agreement by and between Bin Wu and Registrant dated April 9, 2008.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page).
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.