Form 10-Q
period 2008-06-28
CIRRUS LOGIC INC
filed 2008-07-25
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008

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
(512) 851-4000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
     The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 24, 2008 was 64,927,785.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED JUNE 28, 2008

Part I.
ITEM 1. FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	June 28,	March 29,
	2008	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,405	$56,614
Restricted investments	5,755	5,755
Marketable securities	55,747	125,129
Accounts receivable, net	21,554	22,652
Inventories	24,006	22,464
Other current assets	8,973	10,041

Total current assets	157,440	242,655

Property and equipment, net	20,332	20,961
Intangibles, net	25,212	26,044
Goodwill	6,194	6,194
Other assets	2,393	2,452

Total assets	$211,571	$298,306

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,235	$16,164
Accrued salaries and benefits	6,159	7,085
Other accrued liabilities	8,686	18,081
Deferred income on shipments to distributors	5,809	6,584
Income taxes payable	84	76

Total current liabilities	35,973	47,990

Long-term restructuring accrual	1,554	1,818
Other long-term obligations	7,321	7,563

Stockholders’ equity:
Capital stock	940,702	937,716
Accumulated deficit	(773,288)	(696,557)
Accumulated other comprehensive loss	(691)	(224)

Total stockholders’ equity	166,723	240,935

Total liabilities and stockholders’ equity	$211,571	$298,306

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts; unaudited)

	Three Months Ended
	June 28,	June 30,
	2008	2007

Net sales	$44,011	$41,124
Cost of sales	19,360	16,759

Gross Margin	24,651	24,365

Operating expenses:
Research and development	11,605	10,913
Selling, general and administrative	12,003	12,981

Total operating expenses	23,608	23,894

Income from operations	1,043	471

Interest income, net	936	3,507
Other income, net	195	26

Income before income taxes	2,174	4,004
Provision for income taxes	36	15

Net income	$2,138	$3,989

Basic income per share:	$0.03	$0.05

Diluted income per share:	$0.03	$0.04

Basic weighted average common shares outstanding:	66,622	88,490

Diluted weighted average common shares outstanding:	67,213	89,669
The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three Months Ended
	June 28,	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$2,138	$3,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,086	1,731
Stock compensation expense	1,538	1,498
Loss on sale of assets	58	—
Other non-cash benefits	(233)	(244)
Net change in operating assets and liabilities	(3,348)	(1,931)

Net cash provided by operating activities	2,239	5,043

Cash flows from investing activities:
Additions to property, equipment and software	(609)	(191)
Investments in technology	(17)	(3,336)
Purchase of marketable securities	(4,431)	(61,837)
Proceeds from sale and maturity of marketable securities	73,346	65,593
Decrease in deposits and other assets	47	43

Net cash provided by investing activities	68,336	272

Cash flows from financing activities:
Repurchase and retirement of common stock	(87,244)	—
Net proceeds from the issuance of common stock	1,460	4,291

Net cash provided by (used in) financing activities	(85,784)	4,291

Net increase (decrease) in cash and cash equivalents	(15,209)	9,606

Cash and cash equivalents at beginning of period	56,614	87,960

Cash and cash equivalents at end of period	$41,405	$97,566

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
     The consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. (“we,” “us,” “our,” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). The accompanying unaudited consolidated condensed financial statements do not include complete footnotes and financial presentations. As a result, these financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended March 29, 2008, included in our 2008 Annual Report on Form 10-K filed with the Commission on May 29, 2008. In our opinion, the financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows, for those periods presented. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.
Recently Issued Accounting Pronouncements
     In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations.” SFAS 141 (revised 2007) provides for several changes in the manner in which an entity accounts for business combinations. It establishes principles and requirements for how an acquirer recognizes fair values of acquired assets, including goodwill, and assumed liabilities. SFAS 141 (revised 2007) requires the acquirer to recognize 100% of the fair values of acquired assets and liabilities, including goodwill, even if the acquirer has acquired less than 100% of the target. As a result, the current step-acquisition model will be eliminated. SFAS 141 (revised 2007) requires that transaction costs be expensed as incurred and are not considered part of the fair value of an acquirer’s interest. Under SFAS 141 (revised 2007), acquired research and development value will no longer be expensed at acquisition, but instead will be capitalized as an indefinite-lived intangible asset, subject to impairment accounting throughout its development stage and then subject to amortization and impairment after development is complete. SFAS 141 (revised 2007) is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. The impact of adopting SFAS 141R will be dependent on the future business combinations that the Company may pursue after its effective date.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides for delayed application of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years. The Company adopted certain provisions of SFAS 157 effective March 30, 2008 (see Note 2, Fair Value of Financial Instruments, to the Condensed Consolidated Financial Statements for additional information). The Company is currently evaluating the effect that the adoption of the provisions deferred by Staff Position No. FAS 157-2 will have on its financial position and results of operations.
2. Fair Value of Financial Instruments
     The Company adopted SFAS 157, “Fair Value Measurements” as of March 30, 2008, to measure the fair value of certain of its financial assets required to be measured on a recurring basis. Under SFAS 157, based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 28, 2008 (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
Description	Level 1	Level 2	Level 3	Total
Cash equivalents	$39,897	$—	$—	$39,897
Short term investments	55,747	—	—	55,747

	$95,644	$—	$—	$95,644

     The Company’s cash equivalents and short-term investments are valued using quoted prices generated by market transactions involving identical assets.
3. Accounts Receivable, net
     The following are the components of accounts receivable (in thousands):

	June 28,	March 29,
	2008	2008

Gross accounts receivable	$21,977	$23,056
Allowance for doubtful accounts	(423)	(404)

	$21,554	$22,652

4. Inventories
     Inventories are comprised of the following (in thousands):

	June 28,	March 29,
	2008	2008

Work in process	$12,467	$12,329
Finished goods	11,539	10,135

	$24,006	$22,464

5. Income Taxes
     We recorded an income tax provision of $36 thousand for the first quarter of fiscal year 2009, yielding an effective tax rate of 1.7 percent. Our tax expense for the first quarter of fiscal year 2009 is based on an estimated effective tax rate that is derived from an estimate of consolidated earnings before taxes for fiscal year 2009 and consisted primarily of estimated income taxes due in certain foreign jurisdictions. The estimated effective tax rate is impacted primarily by the worldwide mix of consolidated earnings before taxes and an assessment regarding the realizability of our deferred tax assets. Our tax expense for the first quarter of fiscal year 2009 was less than the Federal statutory rate primarily as a result of the utilization of a portion of our U.S. deferred tax asset, which had been subjected to a valuation allowance.
     We recorded an income tax provision of $15 thousand for the first quarter of fiscal year 2008 which consisted primarily of estimated income taxes due in certain foreign jurisdictions and the U.S. alternative minimum tax. Our tax expense for the first quarter of fiscal year 2008 was less than the Federal statutory rate primarily as a result of the utilization of a portion of our U.S. deferred tax asset, which had been subjected to a valuation allowance.
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes — an interpretation of Statement of Financial Accounting Standards (“SFAS”) 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We had $2.6 million of unrecognized tax benefits at June 30, 2007, and $0.1 million at June 28, 2008. All of the unrecognized tax benefits are associated with tax carryforwards that, if recognized, would have no effect on the effective tax rate because the recognition of the associated deferred tax asset would be offset by an increase to the valuation allowance. During the first quarter of fiscal year 2009, we had a gross decrease of $0.1 million to our unrecognized tax benefits related to a tax position taken in a prior year. We do not expect that our unrecognized tax benefits will change significantly in the next 12 months. Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of June 28, 2008, the balance of accrued interest and penalties was zero. No interest or penalties were incurred during the first quarter of fiscal year 2009.
     The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The fiscal years 2005 through 2008 remain open to examination by the major taxing jurisdictions to which we are subject. The Internal Revenue Service is currently auditing fiscal year 2006.
6. Restructuring and Other Costs
     The following table details the changes in all of our restructuring accruals during the three months ended June 28, 2008 (in thousands):

	March 29,			June 28,
Description	2008	Benefits to P&L	Cash Payments	2008

Severance — fiscal year 2008	$379	$—	$(375)	$4
Facilities abandonment — fiscal year 2007	5	—	10	15
Facilities abandonment — fiscal year 2004	2,239	—	(63)	2,176
Facilities abandonment — fiscal year 1999	397	—	—	397

	$3,020	$—	$(428)	$2,592

     As of June 28, 2008, we had a remaining accrual from all of our past restructurings of $2.6 million, primarily related to net lease expenses that will be paid over their respective lease terms through fiscal year 2013, along with other anticipated lease termination costs. We have classified $1.6 million of this restructuring accrual as long-term.

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
     The weighted average outstanding options excluded from our diluted calculation for the quarter ended June 28, 2008, and June 30, 2007, were 6,050,000 and 3,344,000, respectively, as the exercise price exceeded the average market price during the respective periods.
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
     On July 16, 2007, the plaintiffs in the two federal cases filed a motion to voluntarily dismiss their claims in the federal court and indicated their intent to coordinate their efforts in the state district court case. After a hearing on the plaintiffs’ motion, the court denied the plaintiff’s motion and required the two purported stockholders to file a consolidated complaint in federal court. A consolidated complaint, including substantially similar allegations to the two previous complaints, was filed on October 11, 2007. In response to the consolidated complaint, Cirrus Logic filed a motion to dismiss on November 15, 2007 based on the plaintiffs’ failure to make demand on the Board of Directors of Cirrus Logic (the “Board”) prior to filing this action (the “demand futility” motion). The plaintiffs filed their opposition to the motion on December 14, 2007. In January 2008, the court ordered a stay to allow the parties to engage in mediation and attempt to reach resolution. After two mediation sessions, we have not resolved the matter. We expect the court to hear our motion to dismiss this fall.
     We intend to defend these lawsuits vigorously. However, we cannot predict the ultimate outcome of this litigation and we are unable to estimate any potential liability we may incur.
Silvaco Data Systems
     On December 8, 2004, Silvaco Data Systems (“Silvaco”) filed suit against us, and others, in Santa Clara County Superior Court (the “Court”), alleging misappropriation of trade secrets, conversion, unfair business practices, and civil conspiracy. Silvaco’s complaint stems from a trade secret dispute between Silvaco and a software vendor, Circuit Semantics, Inc., who supplied us with certain software design tools.

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
9. Comprehensive Income
     The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended
	June 28,	June 30,
	2008	2007
Net income	$2,138	$3,989
Adjustments to arrive at comprehensive income:
Change in unrealized gain on marketable securities	(467)	(2)

Comprehensive income	$1,671	$3,987

10. Stockholders’ Equity
     On January 30, 2008, we announced that our Board authorized a share repurchase program of up to $150 million. The Company repurchased 13.3 million shares of its common stock for $71.1 million during fiscal year 2008, which included $8.3 million of accrued share repurchases that were cash-settled in fiscal year 2009. During the first quarter of fiscal year 2009, we continued our stock repurchase activity by repurchasing a total of 11.2 million shares of our common stock for $78.9 million as part of this program. As of June 28, 2008 the share repurchase program is completed, with a cumulative 24.5 million shares acquired at a total cost of $150 million. All of these shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased have been cancelled as of June 28, 2008.
11. Segment Information
     We are a premier supplier of high-precision analog and mixed-signal integrated circuits (“ICs”) for a broad range of consumer, professional, and industrial markets. We develop and market ICs and embedded software used by original equipment manufacturers. We determine our operating segments in accordance with Statement of Financial Accounting Standard No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information.” Our chief executive officer (“CEO”) has been identified as the chief operating decision maker as defined by SFAS 131. We report revenue in two product categories: Audio Products and Industrial Products.
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
     In accordance with SFAS 131, below is a summary of our net sales by product line (in thousands):

	Three Months Ended
	June 28,	June 30,
	2008	2007

Audio Products	$22,030	$22,480
Industrial Products	21,981	18,644

	$44,011	$41,124

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read along with the unaudited consolidated condensed financial statements and notes thereto included in Item 1 of this Quarterly Report, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 29, 2008, contained in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“Commission”) on May 29, 2008. We maintain a web site at www.cirrus.com, which makes available free of charge our recent annual report and all other filings we have made with the SEC. This Management’s Discussion and Analysis of Financial Condition and Results of Operations and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding second quarter sales, gross margins, and combined research and development and selling, general and administrative expenses. In some cases, forward-looking statements are identified by words such as “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” “intend” and variations of these types of words and similar expressions are intended to identify these forward-looking statements. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.
     Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in “Item 1A — Risk Factors Affecting our Business and Prospects” in our 2008 Annual Report on Form 10-K filed with the Commission on May 29, 2008. Readers should carefully review these risk factors, as well as those identified in the documents filed by us with the Commission.
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
•	Inventories are recorded at the lower of cost or market, with cost being determined on a first-in, first-out basis. We write down inventories to net realizable value based on forecasted demand, management judgment and the age of inventory. Actual demand and market conditions may be different from those projected by management, which could have a material effect on our operating results and financial position.

•	We evaluate the recoverability of property, plant and equipment and intangible assets in accordance with Statement of Financial Accounting Standard No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” We test for impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. An impairment loss is recognized in the event the carrying value of these assets exceeds the fair value of the applicable assets. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, which could have a material effect on our operating results and financial position.

•	The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Goodwill is recorded at the time of an acquisition and is calculated as the difference between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development (IPR&D). Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. The amounts and useful lives assigned to other intangible assets impact the amount and timing of future amortization, and the amount assigned to IPR&D is expensed immediately. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. In accordance with SFAS No. 142, the Company tests goodwill for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) a significant slowdown in the worldwide economy and the semiconductor industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis or more frequently if indicators of impairment exist. Evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. As previously discussed in Item 1 — Recently Issued Accounting Pronouncements, SFAS 141 (revised 2007) will change the manner in which the Company accounts for goodwill and other intangible assets acquired through business combinations, and is effective for fiscal years beginning after December 15, 2008. The impact of adopting SFAS 141R will be dependent on the future business combinations that the Company may pursue after its effective date.

•	Our available-for-sale investments, non-marketable securities and other investments are subject to a periodic impairment review pursuant to EITF 03-1. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment and actual results may be materially different than our estimate. Marketable securities are evaluated for impairment if the decline in fair value below cost basis is significant and/or has lasted for an extended period of time. Non-marketable securities or other investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. For investments accounted for using the cost method of accounting, we evaluate information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of the investment. This list is not all inclusive and we weigh all quantitative and qualitative factors in determining if an other-than-temporary decline in value of an investment has occurred. When a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period’s operating results to the extent of the decline. Actual values could be different from those estimated by management, which could have a material effect on our operating results and financial position.

•	In accordance with Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes,” we provide for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance against a substantial portion of our net U.S. deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis by determining whether or not the anticipated pre-tax income for the upcoming twelve months is expected to be sufficient to utilize the deferred tax assets that we have recognized. If our future income is not sufficient to utilize the deferred tax assets that we have recognized, we increase the valuation allowance to the point at which all of the remaining recognized deferred tax assets will be utilized by the anticipated future pre-tax income for the next twelve months. An increase in the valuation allowance results in a simultaneous increase to income tax expense or, in some cases, a decrease in contributed capital. If our anticipated future pre-tax income is sufficient to conclude that additional deferred tax assets should be recognized, we decrease the valuation allowance. This results in a simultaneous decrease to income tax expense or, possibly, an increase in contributed capital.

•	Restructuring charges for workforce reductions and facilities consolidations reflected in the accompanying financial statements were accrued based upon specific plans established by management, in accordance with Emerging Issues Task Force No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” or SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” depending upon the time of the restructuring activity. We use an estimated borrowing rate as the discount rate for all of our restructuring accruals made under SFAS No. 146. Our facilities consolidation accruals are based upon our estimates as to the length of time a facility would be vacant, as well as the amount of sublease income we would receive once we sublet the facility, after considering current and projected market conditions. Changes in these estimates could result in an adjustment to our restructuring accruals in a future quarter, which could have a material effect on our operating results and financial position.

•	We are subject to the possibility of loss contingencies for various legal matters. We regularly evaluate current information available to us to determine whether any accruals should be made based on the status of the case, the results of the discovery process and other factors. If we ultimately determine that an accrual should be made for a legal matter, this accrual could have a material effect on our operating results and financial position and the ultimate outcome may be materially different than our estimate.

Results of Operations
     The following table summarizes the results of our operations for the first quarter of fiscal years 2009 and 2008 as a percent of net sales. All percent amounts were calculated using the underlying data in thousands, unaudited:

	Percentage of Net Sales
	Three Months Ended
	June 28,	June 30,
	2008	2007
Audio products	50%	55%
Industrial products	50%	45%

Net sales	100%	100%
Cost of sales	44%	41%
Gross Margin	56%	59%

Research and development	26%	27%
Selling, general and administrative	27%	31%

Total operating expenses	53%	58%

Income from operations	3%	1%

Interest income, net	2%	9%
Other income, net	0%	0%

Income before income taxes	5%	10%
Provision for income taxes	0%	0%

Net income	5%	10%

Net Sales
     Net sales for the first quarter of fiscal year 2009 increased $2.9 million, or 7 percent, to $44.0 million from $41.1 million for the first quarter of fiscal year 2008. Industrial products net sales increased $3.3 million, or 18 percent, during the first quarter of fiscal year 2009 from the comparable quarter of the prior fiscal year substantially due to the contributions from our precision amplifier products, which were acquired in July, 2007. Net sales from our audio products declined $0.5 million, or 2 percent, due primarily to decreases in sales of our audio analog to digital converters, digital to audio converters, interface products, and audio processors. These sales decreases were substantially offset by increases in sales of portable products and surround codecs.
     Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 62 percent and 60 percent of net sales during the first quarter of fiscal years 2009 and 2008, respectively. Our sales are denominated primarily in U.S. dollars. As a result, we have not entered into foreign currency forward exchange and option contracts.
     We had no direct customers that accounted for more than 10 percent of our sales. We had one distributor that represented 33 percent and 30 percent of our sales for the first quarter of fiscal year 2009 and fiscal year 2008, respectively.
Gross Margin
     Gross margin was 56.0 percent in the first quarter of fiscal year 2009, down from 59.2 percent in the first quarter of fiscal year 2008. The decrease in gross margin was driven primarily by a change in both customer and product mix, and in particular by the recent growth in our portable products.

Research and Development Expense
     Research and development expense for the first quarter of fiscal year 2009 was $11.6 million, an increase of $0.7 million from $10.9 million in the first quarter of fiscal year 2008. This increase was primarily due to higher depreciation and amortization expenses of $0.3 million, substantially as a result of the Apex acquisition in July 2007, coupled with higher outside product development expenses.
Selling, General and Administrative Expense
     Selling, general and administrative expense in the first quarter of fiscal year 2009 was $12.0 million, a decrease of $1.0 million from $13.0 million in the first quarter of fiscal year 2008. This decrease was primarily attributable to a decrease in salaries and benefit costs of $0.7 million. Additionally, professional expenses decreased by $0.3 million, largely due to charges related to our external stock option review during the first quarter of fiscal year 2008, which did not occur in the first quarter of fiscal year 2009.
Interest Income
     Interest income was $0.9 million and $3.5 million for the first quarter of fiscal years 2009 and 2008, respectively. The decrease of $2.6 million was primarily due to decreased cash, cash equivalents, and marketable securities balances on which interest was earned coupled with lower rates of return on our investment portfolio. The average interest-earning portfolio balance during the first quarter of fiscal year 2009 was $145 million, down from $275 million for the corresponding period of fiscal year 2008. The decrease in the balance was primarily attributable to the Company’s $150 million common stock repurchases completed during the first half of calendar year 2008.
Income Taxes
     We recorded an income tax provision of $36 thousand for the first quarter of fiscal year 2009, yielding an effective tax rate of 1.7 percent. Our tax expense for the first quarter of fiscal year 2009 is based on an estimated effective tax rate that is derived from an estimate of consolidated earnings before taxes for fiscal year 2009 and consisted primarily of estimated income taxes due in certain foreign jurisdictions. The estimated effective tax rate is impacted primarily by the worldwide mix of consolidated earnings before taxes and an assessment regarding the realizability of our deferred tax assets. Our tax expense for the first quarter of fiscal year 2009 was less than the Federal statutory rate primarily as a result of the utilization of a portion of our U.S. deferred tax asset, which had been subjected to a valuation allowance.
     We realized income tax expense of $15 thousand for the first quarter of fiscal year 2008, which consisted primarily of estimated income taxes due in certain foreign jurisdictions and the U.S. alternative minimum tax. Our tax expense for the first quarter of fiscal year 2008 was less than the Federal statutory rate primarily as a result of the utilization of a portion of our U.S. deferred tax asset, which had been subjected to a valuation allowance.
Recently Issued Accounting Pronouncements
     In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations.” SFAS 141 (revised 2007) provides for several changes in the manner in which an entity accounts for business combinations. It establishes principles and requirements for how an acquirer recognizes fair values of acquired assets, including goodwill, and assumed liabilities. SFAS 141 (revised 2007) requires the acquirer to recognize 100% of the fair values of acquired assets and liabilities, including goodwill, even if the acquirer has acquired less than 100% of the target. As a result, the current step-acquisition model will be eliminated. SFAS 141 (revised 2007) requires that transaction costs be expensed as incurred and are not considered part of the fair value of an acquirer’s interest. Under SFAS 141 (revised 2007), acquired research and development value will no longer be expensed at acquisition, but instead will be capitalized as an indefinite-lived intangible asset, subject to impairment accounting throughout its development stage and then subject to amortization and impairment after development is complete. SFAS 141 (revised 2007) is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. The impact of adopting SFAS 141R will be dependent on the future business combinations that the Company may pursue after its effective date.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides for delayed application of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years. The Company adopted certain provisions of SFAS 157 effective December 30, 2007 (see Note 2, Fair Value of Financial Instruments, to the Condensed Consolidated Financial Statements for additional information). The Company is currently evaluating the effect that the adoption of the provisions deferred by Staff Position No. FAS 157-2 will have on its financial position and results of operations.
Liquidity and Capital Resources
     During the first quarter of fiscal year 2009, we generated approximately $2.2 million in cash from operating activities. The primary increase in cash from operations was related to the cash components of our net income, coupled with a $1.1 million decrease in accounts receivable and a $1.0 million decrease in other current assets. These increases in cash from operations were partially offset by decreases in accounts payable and accrued liabilities of $3.1 million and an increase in inventory of $1.5 million. During the first quarter of fiscal year 2008, we generated approximately $5.0 million of cash and cash equivalents from operating activities. The increase in cash from operations during this period was primarily related to the cash components of our net income, partially offset by a planned increase in inventory of $1.0 million to accommodate projected revenue growth.
     Net cash provided by investing activities was $68.3 million during the first quarter of fiscal year 2009, primarily as a result of the net proceeds of $68.9 million from our available-for-sale securities partially offset by purchases of property, equipment, and software $0.6 million. Net cash provided by investing activities was $0.3 million during the first quarter of fiscal year 2008, primarily as a result of the net proceeds of $3.8 million from our available-for-sale securities partially offset by investments in technology and equipment of approximately $3.5 million, primarily resulting from the purchase of certain intellectual property from Tripath Technology, Inc.
     We used $85.8 million in cash from financing activities during the first quarter of fiscal year 2009, due primarily to the use of $87.2 million to complete the share repurchases previously discussed in Note 10 — Stockholder’s Equity of the Notes to Consolidated Financial Statements contained in Item 1, partially offset by the issuance of common stock in connection with option exercises and our employee stock purchase plan of $1.4 million. We generated $4.3 million in cash from financing activities during the first quarter of fiscal year 2008, due primarily to the issuance of common stock in connection with option exercises and our employee stock purchase plan.
     As of June 28, 2008, we have restricted cash of $5.7 million, which primarily secures certain obligations under our lease agreement for the headquarters and engineering facility in Austin, Texas.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risks associated with interest rates on our debt securities, currency movements on non-U.S. dollar denominated assets and liabilities, and the affect of market factors on the value of our non-marketable equity securities. We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. There have been no significant changes in our interest rate or foreign exchange risk since we filed our 2008 Annual Report on Form 10-K on May 29, 2008.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure control and procedures
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the CEO and the Chief Financial Officer (“CFO”) concluded that, as of June 28, 2008, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our controls and procedures are effective in timely alerting them to material information required to be included in this report.
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
     On July 16, 2007, the plaintiffs in the two federal cases filed a motion to voluntarily dismiss their claims in the federal court and indicated their intent to coordinate their efforts in the state district court case. After a hearing on the plaintiffs’ motion, the court denied the plaintiff’s motion and required the two purported stockholders to file a consolidated complaint in federal court. A consolidated complaint, including substantially similar allegations to the two previous complaints, was filed on October 11, 2007. In response to the consolidated complaint, Cirrus Logic filed a motion to dismiss on November 15, 2007 based on the plaintiffs’ failure to make demand on the Board of Directors of Cirrus Logic (the “Board”) prior to filing this action (the “demand futility” motion). The plaintiffs filed their opposition to the motion on December 14, 2007. In January 2008, the court ordered a stay to allow the parties to engage in mediation and attempt to reach resolution. After two mediation sessions, we have not resolved the matter. We expect the court to hear our motion to dismiss this fall.
     We intend to defend these lawsuits vigorously. However, we cannot predict the ultimate outcome of this litigation and we are unable to estimate any potential liability we may incur.
Silvaco Data Systems
     On December 8, 2004, Silvaco Data Systems (“Silvaco”) filed suit against us, and others, in Santa Clara County Superior Court (the “Court”), alleging misappropriation of trade secrets, conversion, unfair business practices, and civil conspiracy. Silvaco’s complaint stems from a trade secret dispute between Silvaco and a software vendor, Circuit Semantics, Inc., who supplied us with certain software design tools. Silvaco alleges that our use of Circuit Semantic’s design tools infringes upon Silvaco’s trade secrets and that we are liable for compensatory damages in the sum of $10 million. Silvaco has not indicated how it will substantiate this amount of damages and we are unable to reasonably estimate the amount of damages, if any.
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

ITEM 1A. RISK FACTORS
     In evaluating all forward-looking statements, readers should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements. Various risk factors associated with our business are included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2008, as filed with the U.S. Securities and Exchange Commission (“Commission”) on May 29, 2008 and available at www.sec.gov. There have been no material changes to those risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 29, 2008, which was filed with the Commission on May 29, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On January 30, 2008, we announced that our Board authorized a share repurchase program of up to $150 million. The Company repurchased 13.3 million shares of its common stock for $71.1 million during fiscal year 2008. During the first quarter of fiscal year 2009, we continued our stock repurchase activity by repurchasing a total of 11.2 million shares of our common stock for $78.9 million as part of this program. As of June 28, 2008 the share repurchase program is completed, with a cumulative 24.5 million shares acquired at a total cost of $150 million. All of these shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased have been cancelled as of June 28, 2008. The following table summarizes repurchases of our common stock during the three months ended June 28, 2008:

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares That May Yet be
	Total Number of	Average Price	Publicly Announced	Purchased Under the Plan
Monthly Period	Shares Purchased	Paid per Share	Plans or Programs	or Programs

March 30, 2008 - April 26, 2008	10,990	$7.01	10,990	$1,797

April 27, 2008 - May 24, 2008	247	$7.28	247	$—

May 25, 2008 - June 28, 2008	—	—	—	$—

Total	11,237		11,237
ITEM 6. EXHIBITS
     The following exhibits are filed as part of or incorporated by reference into this Report:

3.1	Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (1)
3.2	Amended and Restated Bylaws of Registrant. (2)
31.1 *	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Form 10-Q.

(1)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 22, 2001.

(2)	Incorporated by reference from Registrant’s Report of Form 8-K filed with the Commission on September 21, 2005.

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRRUS LOGIC, INC.
Date: July 25, 2008	By:	/s/ Thurman K. Case
Thurman K. Case
Chief Financial Officer and Principal Accounting Officer