Form 10-Q
period 2008-09-27
CIRRUS LOGIC INC
filed 2008-10-22
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008

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
(512) 851-4000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of October 16, 2008 was 65,140,806.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED SEPTEMBER 27, 2008

PART I.
ITEM 1. FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	September 27,	March 29,
	2008	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,566	$56,614
Restricted investments	5,755	5,755
Marketable securities	48,565	125,129
Accounts receivable, net	25,556	22,652
Inventories	28,106	22,464
Other current assets	7,822	10,041

Total current assets	171,370	242,655

Property and equipment, net	20,779	20,961
Intangibles, net	24,559	26,044
Goodwill	6,194	6,194
Other assets	2,301	2,452

Total assets	$225,203	$298,306

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,620	$16,164
Accrued salaries and benefits	7,552	7,085
Other accrued liabilities	8,685	18,081
Deferred income on shipments to distributors	7,751	6,584
Income taxes payable	—	76

Total current liabilities	41,608	47,990

Long-term restructuring accrual	1,285	1,818
Other long-term obligations	7,093	7,563

Stockholders’ equity:
Capital stock	942,853	937,716
Accumulated deficit	(766,933)	(696,557)
Accumulated other comprehensive loss	(703)	(224)

Total stockholders’ equity	175,217	240,935

Total liabilities and stockholders’ equity	$225,203	$298,306

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Net sales	$53,278	$47,034	$97,289	$88,158
Cost of sales	23,292	20,213	42,652	36,972

Gross Margin	29,986	26,821	54,637	51,186

Operating expenses:
Research and development	10,864	12,051	22,469	22,964
Selling, general and administrative	11,597	12,819	23,600	25,800
Impairment of non-marketable securities	—	3,657	—	3,657
Acquired in process research and development	—	1,761	—	1,761
Provision for litigation expenses	1,771	—	1,771	—

Total operating expenses	24,232	30,288	47,840	54,182

Income (loss) from operations	5,754	(3,467)	6,797	(2,996)

Interest income, net	637	3,180	1,573	6,687
Other income (expense), net	(52)	(30)	143	(4)

Income (loss) before income taxes	6,339	(317)	8,513	3,687
Provision (benefit) for income taxes	(16)	15	20	30

Net income (loss)	$6,355	$(332)	$8,493	$3,657

Basic income (loss) per share:	$0.10	$—	$0.13	$0.04

Diluted income (loss) per share:	$0.10	$—	$0.13	$0.04

Basic weighted average common shares outstanding:	64,971	88,998	65,797	88,744

Diluted weighted average common shares outstanding:	65,317	88,998	66,264	89,753
The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six Months Ended
	September 27,	September 29,
	2008	2007
Cash flows from operating activities:
Net income	$8,493	$3,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,029	3,991
Stock compensation expense	2,768	2,070
Loss on sale of assets	64	—
Impairment of non-marketable securities	—	3,657
Acquired in process research and development write-off	—	1,761
Other non-cash benefits	(479)	(251)
Net change in operating assets and liabilities	(4,872)	925

Net cash provided by operating activities	10,003	15,810

Cash flows from investing activities:
Additions to property, equipment and software	(2,190)	(1,024)
Investments in technology	(211)	(3,591)
Acquisition of Apex Microtechnology, net of cash acquired	—	(42,753)
Purchase of marketable securities	(31,929)	(133,017)
Proceeds from sale and maturity of marketable securities	108,014	125,212
Decrease (increase) in deposits and other assets	128	(240)

Net cash provided by (used in) investing activities	73,812	(55,413)

Cash flows from financing activities:
Repurchase and retirement of common stock	(87,244)	—
Net proceeds from the issuance of common stock	2,381	4,854

Net cash provided by (used in) financing activities	(84,863)	4,854

Net decrease in cash and cash equivalents	(1,048)	(34,749)

Cash and cash equivalents at beginning of period	56,614	87,960

Cash and cash equivalents at end of period	$55,566	$53,211

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
Recently Issued Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141 (revised 2007), “Business Combinations.” SFAS 141 (revised 2007) provides for several changes in the manner in which an entity accounts for business combinations. It establishes principles and requirements for how an acquirer recognizes fair values of acquired assets, including goodwill, and assumed liabilities. SFAS 141 (revised 2007) requires the acquirer to recognize 100% of the fair values of acquired assets and liabilities, including goodwill, even if the acquirer has acquired less than 100% of the target. As a result, the current step-acquisition model will be eliminated. SFAS 141 (revised 2007) requires that transaction costs be expensed as incurred and are not considered part of the fair value of an acquirer’s interest. Under SFAS 141 (revised 2007), acquired research and development value will no longer be expensed at acquisition, but instead will be capitalized as an indefinite-lived intangible asset, subject to impairment accounting throughout its development stage and then subject to amortization and impairment after development is complete. SFAS 141 (revised 2007) is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. The impact of adopting SFAS 141 (revised 2007) will be dependent on the future business combinations that the Company may pursue after its effective date.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides for delayed application of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years. The Company adopted certain provisions of SFAS No. 157 effective March 30, 2008 (see Note 2, Fair Value of Financial Instruments, to the Condensed Consolidated Financial Statements for additional information). The Company is currently evaluating the effect that the adoption of the provisions deferred by Staff Position No. FAS 157-2 will have on its financial position and results of operations.

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
As of September 27, 2008, the Company’s cash equivalents of $61.3 million and short-term investments of $48.6 million are all valued using quoted prices generated by market transactions involving identical assets, or Level 1 assets as defined under SFAS 157.
3. Accounts Receivable, net
The following are the components of accounts receivable (in thousands):

	September 27,	March 29,
	2008	2008

Gross accounts receivable	$25,993	$23,056
Allowance for doubtful accounts	(437)	(404)

	$25,556	$22,652

4. Inventories
Inventories are comprised of the following (in thousands):

	September 27,	March 29,
	2008	2008

Work in process	$15,260	$12,329
Finished goods	12,846	10,135

	$28,106	$22,464

The $5.6 million growth in inventory from March 29, 2008 was due primarily to the increased level of current and anticipated demand for certain products.
5. Income Taxes
We recorded an income tax benefit of $16 thousand for the second quarter of fiscal year 2009 and an income tax expense of $20 thousand for the first six months of fiscal year 2009, yielding an effective tax benefit rate of 0.3 percent and an effective tax rate of 0.2 percent, respectively. Our tax benefit for the second quarter and tax expense for the first six months of fiscal year 2009 are based on an estimated effective tax rate that is derived from an estimate of consolidated earnings before taxes for fiscal year 2009. The estimated effective tax rate is impacted primarily by the worldwide mix of consolidated earnings before taxes and an assessment regarding the realizability of our deferred tax assets. Our tax expense for the first six months and tax benefit for the second quarter of fiscal year 2009 was less than the Federal statutory rate primarily as a result of the utilization of a portion of our U.S. deferred tax asset, which had been subjected to a valuation allowance. In addition, we recorded a tax benefit of $73 thousand in the second quarter as a result of the enactment of the Housing Assistance Tax Act of 2008 (the “Act”), which was signed by the President on July 30, 2008. The Act provides that taxpayers may elect to forego bonus depreciation on certain additions of qualified eligible property and, in turn, claim a refundable credit for a portion of its unused AMT and research credits.

We recognized a net income tax expense of $15 thousand and $30 thousand for the second quarter and first six months of fiscal year 2008, respectively. The income tax expense for both periods was generated by estimated income taxes due in certain foreign jurisdictions and the U.S. alternative minimum tax. Our tax expense for the second quarter and first six months of fiscal year 2008 was based on an estimated effective tax rate that is derived from an estimate of consolidated earnings before taxes for fiscal year 2008. The estimated effective tax rate is impacted primarily by the worldwide mix of consolidated earnings before taxes and an assessment regarding the realizability of our deferred tax assets. Our tax expense for the second quarter and first six months of fiscal year 2008 was less than the Federal statutory rate primarily as a result of the utilization of a portion of our U.S. deferred tax asset, which had been subjected to a valuation allowance.
In June 2006, the FASB issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes — an interpretation of Statement of Financial Accounting Standards (“SFAS”) 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We had $2.6 million of unrecognized tax benefits at September 29, 2007, and $0.1 million at September 27, 2008. All of the unrecognized tax benefits are associated with tax carryforwards that, if recognized, would have no effect on the effective tax rate because the recognition of the associated deferred tax asset would be offset by an increase to the valuation allowance. During the first quarter of fiscal year 2009, we had a gross decrease of $0.1 million to our unrecognized tax benefits related to a tax position taken in a prior year. We do not expect that our unrecognized tax benefits will change significantly in the next 12 months. Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of September 27, 2008, the balance of accrued interest and penalties was zero. No interest or penalties were incurred during the first or second quarter of fiscal year 2009.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The fiscal years 2005 through 2008 remain open to examination by the major taxing jurisdictions to which we are subject. The Internal Revenue Service is currently auditing the fiscal year 2006 corporate income tax return of Cirrus Logic, Inc. and subsidiaries. In addition, the Internal Revenue Services recently notified us of its intention to audit the 2005 (period ending November 2006) corporate income tax return of Apex Microtechnology (“Apex”), which we acquired in July 2007.
6. Acquisition of Business
On July 24, 2007, we acquired 100 percent of the outstanding stock of Apex. Apex designs and produces integrated circuits, hybrids and modules used in a wide range of industrial and aerospace applications that require high-power precision analog products, such as Pulse Width Modulators (“PWM”) and power amplifiers. These precision amplifiers are used for driving motors, piezo electrics, programmable power supplies and other devices requiring high power and precision control and provide a compliment to our existing Industrial product line. We acquired Apex for a purchase price of $42.8 million, consisting primarily of cash and direct acquisition costs. Approximately $1.8 million of the purchase price was allocated to in-process research and development and was expensed upon completion of the acquisition, which was recorded as a separate line item on the consolidated condensed statement of operations as a component in operating expenses.
7. Non-marketable Securities
During the second quarter and first six months of fiscal year 2008, we determined an impairment indicator existed related to our cost method investment in Magnum Semiconductor, Inc. (“Magnum”), as Magnum participated in another round of capital funding from other sources, and our portion of the investment was diluted. We performed a fair value analysis of our cost method investment in Magnum in accordance with Emerging Issues Task Force No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Based on the results of this analysis as of September 29, 2007, we recognized an impairment of $3.7 million to reduce the carrying value of the Magnum cost method investment to zero. The impairment was recorded as a separate line item on the consolidated condensed statement of operations in operating expenses under the caption “Impairment of non-marketable securities.”

8. Provision for Litigation Expenses
During the second quarter of fiscal year 2009, we recognized a $1.8 million charge related to previously incurred and current legal fees and expenses associated with our ongoing derivative lawsuits. Approximately $0.8 million of these costs were capitalized in “Other current assets” on the consolidated condensed balance sheets as of March 29, 2008. Based on a change in circumstances in the current status of the lawsuits, the Company believes that it is more likely than not that previously incurred and current legal fees and expenses of $1.8 million related to this matter will not ultimately be recovered under the Company’s Directors and Officers insurance policy and should be expensed. The charge was recorded as a separate line item on the consolidated condensed statement of operations in operating expenses under the heading “Provision for litigation expenses,” with a corresponding reduction in “Other current assets.”
9. Restructuring and Other Costs
The following table details the changes in all of our restructuring accruals during the six months ended September 27, 2008 (in thousands):

	March 29,			September 27,
Description	2008	Charges to P&L	Cash Payments	2008

Severance — fiscal year 2008	$379	$—	$(379)	$—
Facilities abandonment — fiscal year 2007	5	—	(5)	—
Facilities abandonment — fiscal year 2004	2,239	—	(137)	2,102
Facilities abandonment — fiscal year 1999	397	—	—	397

	$3,020	$—	$(521)	$2,499

As of September 27, 2008, we had a remaining accrual from all of our past restructurings of $2.5 million, primarily related to net lease expenses that will be paid over their respective lease terms through fiscal year 2013, along with other anticipated lease termination costs. We have classified $1.3 million of this restructuring accrual as long-term.
10. Earnings Per Share
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
The weighted average outstanding options excluded from our diluted calculation for the quarter ended September 27, 2008, and September 29, 2007, were 6,255,000 and 3,728,000, respectively, as the exercise price exceeded the average market price during the respective periods. The weighted average outstanding options excluded from our diluted calculation for the six months ended September 27, 2008, and September 29, 2007, were 6,246,000 and 4,073,000 respectively, as the exercise price exceeded the average market price during the respective periods.

11. Legal Matters
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
In response to the consolidated complaint, Cirrus Logic filed a motion to dismiss on November 15, 2007 based on the plaintiffs’ failure to make demand on the Board of Directors of Cirrus Logic (the “Board”) prior to filing this action (the “demand futility” motion). The plaintiffs filed their opposition to the motion on December 14, 2007. Cirrus Logic filed a reply brief on August 13, 2008, approximately eight months after the Court extended briefing deadlines to accommodate mediation discussions. On August 28, 2008, the Court denied Cirrus Logic’s demand futility motion.
The parties continue to discuss a potential settlement of the matter. However, we cannot predict with certainty the ultimate outcome of this litigation at this time.
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
Other Claims
On January 29, 2008, Cirrus Investments, L.P. (“Cirrus Investments”), an entity unrelated to the Company, filed suit against the Company, and others, in the Superior Court of California, County of Santa Clara, alleging breach of commercial leases and holdover rent with respect to two properties we leased from Cirrus Investments in Fremont, California. Cirrus Investments’ complaint primarily related to alleged violations of certain restoration obligations that the Company had at the end of the lease term of these two properties. Cirrus Logic settled this matter on October 8, 2008 via execution of a Settlement Agreement for approximately $1.0 million to Cirrus Investments, which was accrued as of September 27, 2008.
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
12. Comprehensive Income
The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Net income (loss)	$6,355	$(332)	$8,493	$3,657
Adjustments to arrive at comprehensive income:
Change in unrealized gain on marketable securities	(12)	177	(479)	175

Comprehensive income (loss)	$6,343	$(155)	$8,014	$3,832

13. Share Repurchase Program
On January 30, 2008, we announced that our Board authorized a share repurchase program of up to $150 million. The Company repurchased 13.3 million shares of its common stock for $71.1 million during fiscal year 2008, which included $8.3 million of accrued share repurchases that were cash-settled in fiscal year 2009. During the first quarter of fiscal year 2009, we continued our stock repurchase activity by repurchasing a total of 11.2 million shares of our common stock for $78.9 million as part of this program. As of April 28, 2008, the share repurchase program was completed, with a cumulative 24.5 million shares acquired at a total cost of $150 million. All of these shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were cancelled as of June 28, 2008.

14. Segment Information
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
In accordance with SFAS 131, below is a summary of our net sales by product line (in thousands):

	Three Months Ended		Six Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Audio Products	$30,604	$28,070	$52,634	$50,550
Industrial Products	22,674	18,964	44,655	37,608

	$53,278	$47,034	$97,289	$88,158

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read along with the unaudited consolidated condensed financial statements and notes thereto included in Item 1 of this Quarterly Report, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 29, 2008, contained in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“Commission”) on May 29, 2008. We maintain a web site at www.cirrus.com, which makes available free of charge our recent annual report and all other filings we have made with the SEC. This Management’s Discussion and Analysis of Financial Condition and Results of Operations and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding future sales, gross margins, and combined research and development and selling, general and administrative expenses. In some cases, forward-looking statements are identified by words such as “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” “intend” and variations of these types of words and similar expressions are intended to identify these forward-looking statements. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in “Item 1A — Risk Factors Affecting our Business and Prospects” in our 2008 Annual Report on Form 10-K filed with the Commission on May 29, 2008, as well as “Item 1A — Risk Factors” in this Quarterly Report on Form 10-Q for the period ended September 27, 2008. Readers should carefully review these risk factors, as well as those identified in the documents filed by us with the Commission.
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
We believe the following critical accounting policies involve significant judgments and estimates that are used in the preparation of the consolidated condensed financial statements:
•	For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R)”), we perform an analysis of current market data and historical company data to calculate an estimate of implied volatility, the expected term of an option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our Consolidated Condensed Statement of Operations. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.

•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We regularly evaluate our allowance for doubtful accounts based upon the age of the receivable, our ongoing customer relations, as well as any disputes with the customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which could have a material effect on our operating results and financial position. Additionally, we may maintain an allowance for doubtful accounts for estimated losses on receivables from customers with whom we are involved in litigation.

•	Inventories are recorded at the lower of cost or market, with cost being determined on a first-in, first-out basis. We write down inventories to net realizable value based on forecasted demand, management judgment and the age of inventory. Actual demand and market conditions may be different from those projected by management, which could have a material effect on our operating results and financial position.

•	We evaluate the recoverability of property, plant and equipment and intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). We test for impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. An impairment loss is recognized in the event the carrying value of these assets exceeds the fair value of the applicable assets. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, which could have a material effect on our operating results and financial position.

•	The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Goodwill is recorded at the time of an acquisition and is calculated as the difference between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development (“IPR&D”). Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. The amounts and useful lives assigned to other intangible assets impact the amount and timing of future amortization, and the amount assigned to IPR&D is expensed immediately. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. In accordance with SFAS No. 142, the Company tests goodwill for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) a significant slowdown in the worldwide economy and the semiconductor industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis or more frequently if indicators of impairment exist. Evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. As previously discussed in Item 1 — Recently Issued Accounting Pronouncements, SFAS 141 (revised 2007) will change the manner in which the Company accounts for goodwill and other intangible assets acquired through business combinations, and is effective for fiscal years beginning after December 15, 2008. The impact of adopting SFAS 141 (revised 2007) will be dependent on the future business combinations that the Company may pursue after its effective date.

•	Our available-for-sale investments, non-marketable securities and other investments are subject to a periodic impairment review pursuant to FASB Staff Position No. FAS 115-1 and FAS 124-1. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment and actual results may be materially different than our estimate. Marketable securities are evaluated for impairment if the decline in fair value below cost basis is significant and/or has lasted for an extended period of time. Non-marketable securities or other investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. For investments accounted for using the cost method of accounting, we evaluate information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of the investment. This list is not all inclusive and we weigh all quantitative and qualitative factors in determining if an other-than-temporary decline in value of an investment has occurred. When a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period’s operating results to the extent of the decline. Actual values could be different from those estimated by management, which could have a material effect on our operating results and financial position.

•	In accordance with Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes,” we provide for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance against a substantial portion of our net U.S. deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis by determining whether or not the anticipated pre-tax income for the upcoming twelve months is expected to be sufficient to utilize the deferred tax assets that we have recognized. If our future income is not sufficient to utilize the deferred tax assets that we have recognized, we increase the valuation allowance to the point at which all of the remaining recognized deferred tax assets will be utilized by the anticipated future pre-tax income for the next twelve months. An increase in the valuation allowance results in a simultaneous increase to income tax expense or, in some cases, a decrease in contributed capital. If our anticipated future pre-tax income is sufficient to conclude that additional deferred tax assets should be recognized, we decrease the valuation allowance. This results in a simultaneous decrease to income tax expense or, possibly, an increase in contributed capital.

•	Restructuring charges for workforce reductions and facilities consolidations reflected in the accompanying financial statements were accrued based upon specific plans established by management, in accordance with Emerging Issues Task Force No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” or SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” depending upon the time of the restructuring activity. We use an estimated borrowing rate as the discount rate for all of our restructuring accruals made under SFAS No. 146. Our facilities consolidation accruals are based upon our estimates as to the length of time a facility would be vacant, as well as the amount of sublease income we would receive once we sublet the facility, after considering current and projected market conditions. Changes in these estimates could result in an adjustment to our restructuring accruals in a future quarter, which could have a material effect on our operating results and financial position.

•	We are subject to the possibility of loss contingencies for various legal matters. We regularly evaluate current information available to us to determine whether any accruals should be made based on the status of the case, the results of the discovery process and other factors. If we ultimately determine that an accrual should be made for a legal matter, this accrual could have a material effect on our operating results and financial position and the ultimate outcome may be materially different than our estimate.

Results of Operations
The following table summarizes the results of our operations for the second quarter and first six months of fiscal years 2009 and 2008 as a percent of net sales. All percent amounts were calculated using the underlying data in thousands, unaudited:

	Percentage of Net Sales
	Three Months Ended		Six Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Audio products	57%	60%	54%	57%
Industrial products	43%	40%	46%	43%

Net sales	100%	100%	100%	100%
Cost of sales	44%	43%	44%	42%
Gross Margin	56%	57%	56%	58%

Research and development	20%	26%	23%	26%
Selling, general and administrative	22%	27%	24%	29%
Impairment of non-marketable securities	0%	7%	0%	4%
Acquired in process research and development	0%	4%	0%	2%
Provision for litigation expenses	3%	0%	2%	0%

Total operating expenses	45%	64%	49%	61%

Income (loss) from operations	11%	(7%)	7%	(3%)

Interest income, net	1%	6%	2%	7%
Other income (expense), net	0%	0%	0%	0%

Income (loss) before income taxes	12%	(1%)	9%	4%
Provision (benefit) for income taxes	0%	0%	0%	0%

Net income (loss)	12%	(1%)	9%	4%

Net Sales
Net sales for the second quarter of fiscal year 2009 increased $6.3 million, or 13 percent, to $53.3 million from $47.0 million for the second quarter of fiscal year 2008. Industrial products net sales increased $3.7 million, or 20 percent, during the second quarter of fiscal year 2009 from the comparable quarter of the prior fiscal year substantially due to the contributions from both our seismic products and our precision amplifier products, the latter of which were acquired in July 2007. Net sales from our audio products increased $2.5 million, or 9 percent, due primarily to increases in sales of portable products and stereo codecs. These sales increases were partially offset by decreases in sales of our audio analog to digital converters.
Net sales for the first six months of fiscal year 2009 increased $9.1 million, or 10 percent, to $97.3 million from $88.2 million for the first six months of fiscal year 2008. Industrial products net sales increased $7.0 million, or 19 percent, during the first six months of fiscal year 2009 from the comparable period of the prior fiscal year substantially due to the contributions from both our seismic product line and our precision amplifier products, the latter of which were acquired in July 2007. Net sales from our audio products increased $2.1 million, or 4 percent, due primarily to increases in sales of our portable products. These sales increases were partially offset by decreases in sales of our audio analog to digital converters, interface products, and audio processors.
Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 66 percent and 62 percent of net sales during the second quarter of fiscal years 2009 and 2008, respectively. For the first six months of fiscal years 2009 and 2008 respectively, export sales, principally to Asia, were 65 percent and 61 percent of net sales. Our sales are denominated primarily in U.S. dollars. As a result, we have not entered into foreign currency forward exchange and option contracts.

We had no direct customers that accounted for more than 10 percent of our sales. We had one distributor that represented 36 percent and 25 percent of our sales for the second quarter of fiscal year 2009 and fiscal year 2008, respectively. We had one distributor that represented 34 percent and 27 percent of our sales for the first six months of fiscal year 2009 and fiscal year 2008, respectively.
Gross Margin
Gross margin was 56.3 percent in the second quarter of fiscal year 2009, down from 57.0 percent in the second quarter of fiscal year 2008. The decrease in gross margin was driven primarily by a change in both customer and product mix, and in particular by the recent growth in our portable products.
Gross margin was 56.2 percent in the first six months of fiscal year 2009, down from 58.1 percent in the first six months of fiscal year 2008. The decrease in gross margin was driven primarily by a change in both customer and product mix, and in particular by the recent growth in our portable products.
Research and Development Expense
Research and development expense for the second quarter of fiscal year 2009 was $10.9 million, a decrease of $1.2 million from $12.1 million in the second quarter of fiscal year 2008. This decrease was primarily due to a reduction in product development expenses, which were higher than normal during the second quarter of fiscal year 2008, and to expense decreases realized as a result of headcount reductions taken to improve our competitive cost structure.
Research and development expense for the first six months of fiscal year 2009 was $22.5 million, a decrease of $0.5 million from $23.0 million in the first six months of fiscal year 2008. This decrease was primarily due to a reduction in product development expenses, which were higher than normal during the second quarter of fiscal year 2008, and to expense decreases realized as a result of headcount reductions taken to improve our competitive cost structure.
Selling, General and Administrative Expense
Selling, general and administrative expense in the second quarter of fiscal year 2009 was $11.6 million, a decrease of $1.2 million from $12.8 million in the second quarter of fiscal year 2008. This decrease was primarily attributable to a decrease in litigation related legal expenditures, as well as to the occurrence of non-recurring external professional fees during the second quarter of fiscal year 2008.
Selling, general and administrative expense in the first six months of fiscal year 2009 was $23.6 million, a decrease of $2.2 million from $25.8 million in the first six months of fiscal year 2008. This decrease was attributable to several factors, including a decrease in litigation related legal expenditures, special expenses related to our external stock option review during the first six months of fiscal year 2008, and to expense decreases realized as a result of headcount reductions taken to improve our competitive cost structure.
Impairment of Non-Marketable Securities
During the second quarter and first six months of fiscal year 2008, we determined an impairment indicator existed related to our cost method investment in Magnum Semiconductor, Inc. (“Magnum”), as Magnum participated in another round of capital funding from other sources, and our portion of the investment was diluted. We performed a fair value analysis of our cost method investment in Magnum in accordance with Emerging Issues Task Force No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Based on the results of this analysis as of September 29, 2007, we recognized an impairment of $3.7 million to reduce the carrying value of the Magnum cost method investment to zero. The impairment was recorded as a separate line item on the consolidated condensed statement of operations in operating expenses under the caption “Impairment of non-marketable securities.”

Acquired in Process Research and Development
During the second quarter of fiscal year 2008, we acquired 100 percent of the voting equity interests in Apex, who designs and produces integrated circuits, hybrids and modules used in a wide range of industrial and aerospace applications that require high-power precision analog products, such as PWM and power amplifiers. In allocating the $42.8 million purchase price, we immediately recognized an expense of $1.8 million for research and development that was defined as “in-process” at the time of acquisition. This charge is included in total operating expenses on the consolidated condensed statement of operations under the caption “Acquired in process research and development.”
Provision for Litigation Expenses
During the second quarter of fiscal year 2009, we recognized a $1.8 million charge related to previously incurred and current legal fees and expenses associated with our ongoing derivative lawsuits. Approximately $0.8 million of these costs were capitalized in “Other current assets” on the consolidated condensed balance sheets as of March 29, 2008. Based on a change in circumstances in the current status of the lawsuits, the Company believes that it is more likely than not that previously incurred and current legal fees and expenses of $1.8 million related to this matter will not ultimately be recovered under the Company’s Directors and Officers insurance policy and should be expensed. The charge was recorded as a separate line item on the consolidated condensed statement of operations in operating expenses under the heading “Provision for litigation expenses,” with a corresponding reduction in “Other current assets.”
Interest Income
Interest income was $0.6 million and $3.2 million for the second quarter of fiscal years 2009 and 2008, respectively. Interest income was $1.6 million and $6.7 million for the first six months of fiscal years 2009 and 2008, respectively. The decrease of $5.1 million in the first six months of fiscal year 2009 is primarily due to decreased cash, cash equivalents, and marketable securities balances on which interest was earned coupled with lower rates of return on our investment portfolio. The average interest-earning portfolio balance during the first six months of fiscal year 2009 was $126 million, down from $268 million for the corresponding period of fiscal year 2008. The decrease in the balance was primarily attributable to the Company’s $150 million common stock repurchases completed during the first half of calendar year 2008.
Income Taxes
We recorded an income tax benefit of $16 thousand for the second quarter of fiscal year 2009 and an income tax expense of $20 thousand for the first six months of fiscal year 2009, yielding an effective tax benefit rate of 0.3 percent and an effective tax rate of 0.2 percent, respectively. Our tax benefit for the second quarter and tax expense for the first six months of fiscal year 2009 are based on an estimated effective tax rate that is derived from an estimate of consolidated earnings before taxes for fiscal year 2009. The estimated effective tax rate is impacted primarily by the worldwide mix of consolidated earnings before taxes and an assessment regarding the realizability of our deferred tax assets. Our tax expense for the first six months and tax benefit for the second quarter of fiscal year 2009 was less than the Federal statutory rate primarily as a result of the utilization of a portion of our U.S. deferred tax asset, which had been subjected to a valuation allowance. In addition, we recorded a tax benefit of $73 thousand in the second quarter as a result of the enactment of the Housing Assistance Tax Act of 2008 (the “Act”), which was signed by the President on July 30, 2008. The Act provides that taxpayers may elect to forego bonus depreciation on certain additions of qualified eligible property and, in turn, claim a refundable credit for a portion of its unused AMT and research credits.
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

Recently Issued Accounting Pronouncements
In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations.” SFAS 141 (revised 2007) provides for several changes in the manner in which an entity accounts for business combinations. It establishes principles and requirements for how an acquirer recognizes fair values of acquired assets, including goodwill, and assumed liabilities. SFAS 141 (revised 2007) requires the acquirer to recognize 100% of the fair values of acquired assets and liabilities, including goodwill, even if the acquirer has acquired less than 100% of the target. As a result, the current step-acquisition model will be eliminated. SFAS 141 (revised 2007) requires that transaction costs be expensed as incurred and are not considered part of the fair value of an acquirer’s interest. Under SFAS 141 (revised 2007), acquired research and development value will no longer be expensed at acquisition, but instead will be capitalized as an indefinite-lived intangible asset, subject to impairment accounting throughout its development stage and then subject to amortization and impairment after development is complete. SFAS 141 (revised 2007) is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. The impact of adopting SFAS 141 (revised 2007) will be dependent on the future business combinations that the Company may pursue after its effective date.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides for delayed application of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years. The Company adopted certain provisions of SFAS No. 157 effective March 30, 2008 (see Note 2, Fair Value of Financial Instruments, to the Condensed Consolidated Financial Statements for additional information). The Company is currently evaluating the effect that the adoption of the provisions deferred by Staff Position No. FAS 157-2 will have on its financial position and results of operations.
Liquidity and Capital Resources
During the first six months of fiscal year 2009, we generated approximately $10.0 million in cash from operating activities. The primary increase in cash from operations was related to the cash components of our net income, coupled with a $2.2 million decrease in other assets and a $1.5 million increase in accounts payable. These increases in cash from operations were partially offset by increases in inventory of $5.6 million and accounts receivable of $2.9 million. During the first six months of fiscal year 2008, we generated approximately $15.8 million of cash from operating activities. The primary increase in cash from operations was related to the cash components of our net income partially offset by an increase in our accounts receivable of $1.8 million and an increase in deferred revenue of $2.7 million.
Net cash provided by investing activities was $73.8 million during the first six months of fiscal year 2009, primarily as a result of the net proceeds of $76.1 million from our available-for-sale securities partially offset by purchases of property, equipment, and software of $2.2 million. Net cash used in investing activities was $55.4 million during the first six months of fiscal year 2008, primarily as a result of the acquisition of Apex for approximately $42.8 million, the net investment of approximately $7.8 million from our available-for-sale securities and by investments in technology and equipment of approximately $4.6 million, primarily resulting from the purchase of certain intellectual property from Tripath Technology, Inc. during the first quarter of fiscal year 2008.

We used $84.9 million in cash from financing activities during the first six months of fiscal year 2009, due primarily to the use of $87.2 million to complete the share repurchases previously discussed in Note 13 — Share Repurchase Program of the Notes to Consolidated Condensed Financial Statements contained in Item 1. This use of funds was partially offset by the issuance of 464,000 shares of common stock in connection with option exercises and our employee stock purchase plan, which generated approximately $2.4 million in cash. We generated $4.9 million in cash from financing activities during the first six months of fiscal year 2008, due primarily to the issuance of 1.0 million shares of common stock in connection with option exercises and our employee stock purchase plan.
As of September 27, 2008, we have restricted cash of $5.7 million, which primarily secures certain obligations under our lease agreement for the headquarters and engineering facility in Austin, Texas.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure control and procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the CEO and the Chief Financial Officer (“CFO”) concluded that, as of September 27, 2008, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our controls and procedures are effective in timely alerting them to material information required to be included in this report.
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
In response to the consolidated complaint, Cirrus Logic filed a motion to dismiss on November 15, 2007 based on the plaintiffs’ failure to make demand on the Board of Directors of Cirrus Logic (the “Board”) prior to filing this action (the “demand futility” motion). The plaintiffs filed their opposition to the motion on December 14, 2007. Cirrus Logic filed a reply brief on August 13, 2008, approximately eight months after the Court extended briefing deadlines to accommodate mediation discussions. On August 28, 2008, the Court denied Cirrus Logic’s demand futility motion.
The parties continue to discuss a potential settlement of the matter. However, we cannot predict with certainty the ultimate outcome of this litigation at this time.
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
Other Claims
On January 29, 2008, Cirrus Investments, L.P. (“Cirrus Investments”), an entity unrelated to the Company, filed suit against the Company, and others, in the Superior Court of California, County of Santa Clara, alleging breach of commercial leases and holdover rent with respect to two properties we leased from Cirrus Investments in Fremont, California. Cirrus Investments’ complaint primarily related to alleged violations of certain restoration obligations that the Company had at the end of the lease term of these two properties. Cirrus Logic settled this matter on October 8, 2008 via execution of a Settlement Agreement for approximately $1.0 million to Cirrus Investments, which was accrued as of September 27, 2008.
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
ITEM 1A. RISK FACTORS
In evaluating all forward-looking statements, readers should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements. Various risk factors associated with our business are included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2008, as filed with the U.S. Securities and Exchange Commission (“Commission”) on May 29, 2008 and available at www.sec.gov. Other than as set forth below, there have been no material changes to those risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 29, 2008, which was filed with the Commission on May 29, 2008.
We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues.
While we generate revenues from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During the three months ended September 27, 2008, our ten largest customers represented approximately 41% of our revenues.
We may not be able to maintain or increase sales to certain of our key customers for a variety of reasons, including the following:
•	most of our customers can stop incorporating our products into their own products with limited notice to us and suffer little or no penalty;

•	our agreements with our customers typically do not require them to purchase a minimum quantity of our products;

•	many of our customers have pre-existing or concurrent relationships with our current or potential competitors that may affect the customers’ decisions to purchase our products;

•	our customers face intense competition from other manufacturers that do not use our products;

•	some of our customers offer or may offer products that compete with our products; and

•	our customers regularly evaluate alternative sources of supply in order to diversify their supplier base, which increases their negotiating leverage with us and their ability to obtain components from alternative sources.

These relationships often require us to develop new products that may involve significant technological challenges. Our customers frequently place considerable pressure on us to meet their tight development schedules. Accordingly, we may have to devote a substantial amount of resources to strategic relationships, which could detract from or delay our completion of other important development projects or the development of next generation products and technologies. Delays in development could impair our relationships with strategic customers and negatively impact sales of the products under development.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 30, 2008, we announced that our Board authorized a share repurchase program of up to $150 million. The Company repurchased 13.3 million shares of its common stock for $71.1 million during fiscal year 2008. During the first quarter of fiscal year 2009, we continued our stock repurchase activity by repurchasing a total of 11.2 million shares of our common stock for $78.9 million as part of this program. As of June 28, 2008 the share repurchase program was completed, with a cumulative 24.5 million shares acquired at a total cost of $150 million. All of these shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased have been cancelled as of June 28, 2008. The following table summarizes repurchases of our common stock during the three months ended June 28, 2008:

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares That May Yet be
	Total Number of	Average Price	Publicly Announced	Purchased Under the Plan
Monthly Period	Shares Purchased	Paid per Share	Plans or Programs	or Programs
March 30, 2008 – April 26, 2008	10,990	$7.01	10,990	$1,797

April 27, 2008 – May 24, 2008	247	$7.28	247	$—

May 25, 2008 – June 28, 2008	—	—	—	$—

Total	11,237		11,237

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of the Company’s stockholders was held on July 25, 2008. At the close of business on May 27, 2008, the record date for the meeting, there were approximately 65,000,000 shares of the Company’s common stock outstanding and entitled to be voted at the meeting. Holders of 61,273,004 shares of the Company’s common stock (representing a like number of votes) were present at that meeting, either in person or by proxy. The following table sets forth the results of the voting that occurred at the stockholder meeting:
(a)	Election of Directors

Michael L. Hackworth	For: 58,791,436	Withheld: 2,481,568
D. James Guzy	For: 59,082,116	Withheld: 2,190,888
Suhas S. Patil	For: 58,975,810	Withheld: 2,297,194
Walden C. Rhines	For: 56,222,497	Withheld: 5,050,507
Jason P. Rhode	For: 59,074,361	Withheld: 2,198,643
William D. Sherman	For: 59,594,828	Withheld: 1,678,176
Robert H. Smith	For: 58,864,296	Withheld: 2,408,708
There were no broker non-votes.
(b)	Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the Company’s 2009 fiscal year.

For: 60,257,753	Against: 870,418	Abstain: 144,833
There were no broker non-votes.
ITEM 6. EXHIBITS
The following exhibits are filed as part of or incorporated by reference into this Report:

3.1		Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (1)
3.2		Amended and Restated Bylaws of Registrant. (2)
31.1	*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Form 10-Q.

(1)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 22, 2001.

(2)	Incorporated by reference from Registrant’s Report of Form 8-K filed with the Commission on September 21, 2005.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRRUS LOGIC, INC.
Date: October 22, 2008	By:	/s/ Thurman K. Case
Thurman K. Case
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
No.	Description
31.1 *	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Form 10-Q.