Form 10-Q
period 2008-12-27
CIRRUS LOGIC INC
filed 2009-01-28
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2008

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
(512) 851-4000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of January 22, 2009 was 65,241,134.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED DECEMBER 27, 2008

PART I
ITEM 1. FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	December 27,	March 29,
	2008	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,134	$56,614
Restricted investments	5,755	5,755
Marketable securities	83,647	125,129
Accounts receivable, net	15,638	22,652
Inventories	23,409	22,464
Other current assets	8,395	10,041

Total current assets	164,978	242,655

Property and equipment, net	20,063	20,961
Intangibles, net	24,573	26,044
Goodwill	6,027	6,194
Other assets	2,114	2,452

Total assets	$217,755	$298,306

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,295	$16,164
Accrued salaries and benefits	6,183	7,085
Other accrued liabilities	7,394	18,081
Deferred income on shipments to distributors	8,038	6,584
Income taxes payable	(3)	76

Total current liabilities	29,907	47,990

Long-term restructuring accrual	1,011	1,818
Other long-term obligations	6,912	7,563

Stockholders’ equity:
Capital stock	944,369	937,716
Accumulated deficit	(764,183)	(696,557)
Accumulated other comprehensive loss	(261)	(224)

Total stockholders’ equity	179,925	240,935

Total liabilities and stockholders’ equity	$217,755	$298,306

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007

Net sales	$43,833	$48,905	$141,122	$137,063
Cost of sales	19,755	21,565	62,407	58,537

Gross Margin	24,078	27,340	78,715	78,526

Operating expenses:
Research and development	10,896	13,194	33,365	36,158
Selling, general and administrative	11,055	14,450	34,655	40,250
Restructuring and other costs	—	(1,553)	—	(1,553)
Impairment of non-marketable securities	—	—	—	3,657
Acquired in process research and development	—	—	—	1,761
Provision for litigation expenses	—	—	1,771	—

Total operating expenses	21,951	26,091	69,791	80,273

Income (loss) from operations	2,127	1,249	8,924	(1,747)

Interest income, net	679	2,970	2,252	9,657
Other income (expense), net	10	(27)	153	(31)

Income before income taxes	2,816	4,192	11,329	7,879
Provision for income taxes	66	10	86	40

Net income	$2,750	$4,182	$11,243	$7,839

Basic income per share:	$0.04	$0.05	$0.17	$0.09

Diluted income per share:	$0.04	$0.05	$0.17	$0.09

Basic weighted average common shares outstanding:	65,172	89,068	65,588	88,852

Diluted weighted average common shares outstanding:	65,274	89,533	65,927	89,648
The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Nine Months Ended
	December 27,	December 29,
	2008	2007
Cash flows from operating activities:
Net income	$11,243	$7,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,047	6,326
Stock compensation expense	4,079	4,175
Loss on sale of assets	113	—
Impairment of non-marketable securities	—	3,657
Acquired in process research and development write-off	—	1,761
Other non-cash benefits	(527)	(262)
Net change in operating assets and liabilities	(3,109)	(719)

Net cash provided by operating activities	17,846	22,777

Cash flows from investing activities:
Additions to property, equipment and software	(2,601)	(1,344)
Investments in technology	(279)	(3,677)
Acquisition of Thaler Corporation assets	(550)	—
Acquisition of Apex Microtechnology, net of cash acquired	—	(42,753)
Purchase of marketable securities	(87,566)	(177,767)
Proceeds from sale and maturity of marketable securities	129,011	179,362
Decrease (increase) in deposits and other assets	317	(288)

Net cash provided by (used in) investing activities	38,332	(46,467)

Cash flows from financing activities:
Repurchase and retirement of common stock	(87,244)	—
Net proceeds from the issuance of common stock	2,586	5,018

Net cash provided by (used in) financing activities	(84,658)	5,018

Net decrease in cash and cash equivalents	(28,480)	(18,672)

Cash and cash equivalents at beginning of period	56,614	87,960

Cash and cash equivalents at end of period	$28,134	$69,288

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
Recently Issued Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141 (revised 2007) provides for several changes in the manner in which an entity accounts for business combinations. It establishes principles and requirements for how an acquirer recognizes fair values of acquired assets, including goodwill, and assumed liabilities. SFAS No. 141 (revised 2007) requires the acquirer to recognize 100% of the fair values of acquired assets and liabilities, including goodwill, even if the acquirer has acquired less than 100% of the target. As a result, the current step-acquisition model will be eliminated. SFAS No. 141 (revised 2007) requires that transaction costs be expensed as incurred and are not considered part of the fair value of an acquirer’s interest. Under SFAS No. 141 (revised 2007), acquired research and development value will no longer be expensed at acquisition, but instead will be capitalized as an indefinite-lived intangible asset, subject to impairment accounting throughout its development stage and then subject to amortization and impairment after development is complete. SFAS No. 141 (revised 2007) is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. The impact of adopting SFAS No. 141 (revised 2007) will be dependent on the future business combinations that the Company may pursue after its effective date.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides for delayed application of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years. The Company adopted certain provisions of SFAS No. 157 effective March 30, 2008 (see Note 2, Fair Value of Financial Instruments, to the Condensed Consolidated Financial Statements for additional information). The Company is currently evaluating the effect that the adoption of the provisions deferred by Staff Position No. FAS 157-2 will have on our financial position and results of operations.

2. Fair Value of Financial Instruments
The Company adopted SFAS No. 157 as of March 30, 2008, to measure the fair value of certain of its financial assets required to be measured on a recurring basis. Under SFAS No. 157, based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
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
As of December 27, 2008, the Company’s cash equivalents of $33.9 million and short-term investments of $83.6 million are all valued using quoted prices generated by market transactions involving identical assets, or Level 1 assets as defined under SFAS No. 157.
3. Accounts Receivable, net
The following are the components of net accounts receivable (in thousands):

	December 27,	March 29,
	2008	2008

Gross accounts receivable	$16,059	$23,056
Allowance for doubtful accounts	(421)	(404)

	$15,638	$22,652

4. Inventories
Inventories are comprised of the following (in thousands):

	December 27,	March 29,
	2008	2008

Work in process	$11,181	$12,329
Finished goods	12,228	10,135

	$23,409	$22,464

5. Income Taxes
We recorded income tax expense of $66 thousand for the third quarter of fiscal year 2009 and income tax expense of $86 thousand for the first nine months of fiscal year 2009, yielding an effective tax rate of 2.3 percent and 0.8 percent, respectively. Our tax expenses for the third quarter and first nine months of fiscal year 2009 are based on an estimated effective tax rate that is derived from an estimate of consolidated earnings before taxes for fiscal year 2009. The estimated effective tax rate is impacted primarily by the worldwide mix of consolidated earnings before taxes and an assessment regarding the realizability of our deferred tax assets. Our tax expense for the third quarter and first nine months of fiscal year 2009 was less than the Federal statutory rate primarily as a result of the utilization of a portion of our U.S. deferred tax asset which had been subjected to a valuation allowance. In addition, we recorded a tax benefit of $26 thousand in the third quarter and $99 thousand in the first nine months as a result of the enactment of the Housing Assistance Tax Act of 2008 (the “Act”), which was signed by the President on July 30, 2008. The Act provides that taxpayers may elect to forego bonus depreciation on certain additions of qualified eligible property and, in turn, claim a refundable credit for a portion of its unused AMT and research credits.

We recognized a provision for income taxes of $10 thousand and $40 thousand for the third quarter and first nine months of fiscal year 2008, respectively. The income tax expense for both periods was primarily driven by estimated income taxes due in certain foreign jurisdictions. Our tax expense for the third quarter and first nine months of fiscal year 2008 was based on an estimated effective tax rate that is derived from an estimate of consolidated earnings before taxes for fiscal year 2008. The estimated effective tax rate is impacted primarily by the worldwide mix of consolidated earnings before taxes and an assessment regarding the realizability of our deferred tax assets. Our tax expense for the third quarter and first nine months of fiscal year 2008 was less than the Federal statutory rate primarily as a result of the utilization of a portion of our U.S. deferred tax asset, which had been subjected to a valuation allowance.
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes — an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We had $2.6 million of unrecognized tax benefits at December 29, 2007, and $0.1 million at December 27, 2008. All of the unrecognized tax benefits are associated with tax carry forwards that, if recognized, would have no effect on the effective tax rate because the recognition of the associated deferred tax asset would be offset by an increase to the valuation allowance. During the first quarter of fiscal year 2009, we had a gross decrease of $0.1 million to our unrecognized tax benefits related to a tax position taken in a prior year. We do not expect that our unrecognized tax benefits will change significantly in the next 12 months. Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 27, 2008, the balance of accrued interest and penalties was zero. No interest or penalties were incurred during the first three quarters of fiscal year 2009.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The fiscal years 2006 through 2008 remain open to examination by the major taxing jurisdictions to which we are subject. The Internal Revenue Service is currently auditing the fiscal year 2006 corporate income tax return of Cirrus Logic, Inc. and Subsidiaries. In addition, the Internal Revenue Service recently audited the 2005 (year ending November 2006) corporate income tax return of Apex Microtechnology Corporation (“Apex”), which we acquired in July 2007. In regard to the Apex audit, we received a preliminary report from the auditor upon completion of field work that proposed no adjustments be made to that return. We are awaiting the final report.
6. Acquisition of Business
On July 24, 2007, we acquired 100 percent of the outstanding stock of Apex. Apex designs and produces integrated circuits, hybrids and modules used in a wide range of industrial and aerospace applications that require high-power precision analog products, such as Pulse Width Modulators (“PWM”) and power amplifiers. These precision amplifiers are used in motor and motion control related applications requiring high power and precision control and provide a compliment to our existing Industrial product line. We acquired Apex for a purchase price of $42.8 million, consisting primarily of cash and direct acquisition costs. Approximately $1.8 million of the purchase price was allocated to in-process research and development and was expensed upon completion of the acquisition and was recorded as a separate line item on the consolidated condensed statement of operations as a component in operating expenses.
On December 8, 2008, we executed an asset purchase agreement with Thaler Corporation of Tucson, Arizona, an entity specializing in the manufacture of precision analog and mixed signal devices. The purchase price of the acquisition was $1.1 million, which consisted primarily of intangible assets and inventory. Fifty percent of the purchase price, or $550 thousand, was paid in cash at closing, with the balance to be settled no later than 120 days after closing. This remaining balance of $550 thousand is recorded as “Other accrued liabilities” on the consolidated condensed balance sheet as of December 27, 2008.

7. Non-marketable Securities
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
8. Provision for Litigation Expenses
During the second quarter of fiscal year 2009, we recognized a $1.8 million charge related to previously incurred and current legal fees and expenses associated with our ongoing derivative lawsuits. Approximately $0.8 million of those costs were capitalized in “Other current assets” on the consolidated condensed balance sheets as of March 29, 2008. Based on a proposed settlement of the derivative lawsuits, the Company believed that it was more likely than not that previously incurred and current legal fees and expenses of $1.8 million related to this matter would not ultimately be recovered under the Company’s Directors and Officers insurance policy and should be expensed. The charge was recorded as a separate line item on the consolidated condensed statement of operations in operating expenses under the heading “Provision for litigation expenses,” with a corresponding reduction in “Other current assets.” On December 19, 2008, a Stipulation of Settlement (the “Stipulation”) between the parties was filed with the federal court. On December 30, 2008, the federal court denied the parties’ proposed stipulation. The ultimate disposition of the case may result in additional financial consequences, which we are unable to predict at this time, and any such adjustments will be recorded in accordance with FASB No. 5, “Accounting for Contingencies.” See Note 11, Legal Matters, to the Condensed Consolidated Financial Statements for additional information.
9. Restructuring and Other Costs
The following table details the changes in all of our restructuring accruals during the nine months ended December 27, 2008 (in thousands):

	March 29,			December 27,
Description	2008	Charges to P&L	Cash Payments	2008

Severance — fiscal year 2008	$379	$—	$(379)	$—
Facilities abandonment — fiscal year 2007	5	—	(5)	—
Facilities abandonment — fiscal year 2004	2,239	—	(202)	2,037
Facilities abandonment — fiscal year 1999	397	—	(397)	—

	$3,020	$—	$(983)	$2,037

As of December 27, 2008, we had a remaining accrual from all of our past restructurings of $2.0 million, primarily related to net lease expenses that will be paid over its lease term through fiscal year 2013, along with other anticipated lease termination costs. We have classified $1.0 million of this restructuring accrual as long-term.
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

The weighted average outstanding options excluded from our diluted calculation for the quarters ending December 27, 2008, and December 29, 2007, were 8,711,000 and 6,580,000, respectively, as the exercise price exceeded the average market price during the respective periods. The weighted average outstanding options excluded from our diluted calculation for the nine months ended December 27, 2008, and December 29, 2007, were 6,757,000 and 5,291,000 respectively, as the exercise price exceeded the average market price during the respective periods.
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
On December 19, 2008, a Stipulation of Settlement (the “Stipulation”) between the parties was filed with the federal court. The Stipulation provided for the proposed settlement of all pending shareholder derivative lawsuits relating to the Company’s historical stock option granting practices. The terms of the settlement included: (1) the adoption by Cirrus Logic of a variety of corporate governance measures, including measures that relate to and address many of the underlying issues in the derivative lawsuits; (2) a release of claims against all defendants and the dismissal of the derivative lawsuits with prejudice; and (3) the payment by the Company’s Directors’ and Officers’ insurer of $2.85 million to the plaintiffs’ lawyers in payment in full of plaintiffs’ claims for attorney’s fees and expenses. As part of the Stipulation, the defendants denied any wrongdoing or liability against them as it relates to the claims and contentions alleged by the plaintiffs in the lawsuits. On December 30, 2008, the federal court denied the parties’ proposed stipulation.

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
On April 7, 2008, Silvaco filed a notice of appeal on these matters. We anticipate that the appeal will be heard by the Court of Appeal of the State of California, Sixth Appellate District in the last half of calendar year 2009.
At this stage of the litigation, we cannot predict the ultimate outcome and we are unable to estimate any potential liability we may incur.
Other Claims
On January 29, 2008, Cirrus Investments, L.P. (“Cirrus Investments”), an entity unrelated to the Company, filed suit against the Company, and others, in the Superior Court of California, County of Santa Clara, alleging breach of commercial leases and holdover rent with respect to two properties we leased from Cirrus Investments in Fremont, California. Cirrus Investments’ complaint primarily related to alleged violations of certain restoration obligations that the Company had at the end of the lease term of these two properties. Cirrus Logic settled this matter on October 8, 2008 via execution of a Settlement Agreement for payment of approximately $1.0 million to Cirrus Investments.
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

12 Comprehensive Income
The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007
Net income	$2,750	$4,182	$11,243	$7,839
Adjustments to arrive at comprehensive income:
Change in unrealized gains on marketable securities	556	126	76	301
Reclassification adjustment for realized gains included in net income	—	—	(113)	—

Comprehensive income	$3,306	$4,308	$11,206	$8,140

Realized gains and losses on the sale of available-for-sale securities are included on the consolidated condensed statement of operations in operating expenses under the caption “Interest income, net.”
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
In accordance with SFAS 131, below is a summary of our net sales by product line (in thousands):

	Three Months Ended		Nine Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007

Audio Products	$25,870	$27,267	$78,504	$77,817
Industrial Products	17,963	21,638	62,618	59,246

	$43,833	$48,905	$141,122	$137,063

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read along with the unaudited consolidated condensed financial statements and notes thereto included in Item 1 of this Quarterly Report, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 29, 2008, contained in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“Commission”) on May 29, 2008. We maintain a web site at www.cirrus.com, which makes available free of charge our recent annual report and all other filings we have made with the SEC. This Management’s Discussion and Analysis of Financial Condition and Results of Operations and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management. In some cases, forward-looking statements are identified by words such as “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” “intend” and variations of these types of words and similar expressions are intended to identify these forward-looking statements. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.
Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in “Item 1A — Risk Factors Affecting our Business and Prospects” in our 2008 Annual Report on Form 10-K filed with the Commission on May 29, 2008, as well as “Item 1A — Risk Factors” on Form 10-Q for the period ended September 27, 2008, and in this Quarterly Report on Form 10-Q for the period ended December 27, 2008. Readers should carefully review these risk factors, as well as those identified in the documents filed by us with the Commission.
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
We believe the following critical accounting policies involve significant judgments and estimates that are used in the preparation of the consolidated condensed financial statements:
•	For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R)”), we perform an analysis of current market data and historical company data to calculate an estimate of implied volatility, the expected term of an option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our Consolidated Condensed Statement of Operations. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.
•	We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We regularly evaluate our allowance for doubtful accounts based upon the age of the receivable, our ongoing customer relations, as well as any disputes with the customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which could have a material effect on our operating results and financial position. Additionally, we may maintain an allowance for doubtful accounts for estimated losses on receivables from customers with whom we are involved in litigation.
•	Inventories are recorded at the lower of cost or market, with cost being determined on a first-in, first-out basis. We write down inventories to net realizable value based on forecasted demand, management judgment and the age of inventory. Actual demand and market conditions may be different from those projected by management, which could have a material effect on our operating results and financial position.
•	We evaluate the recoverability of property, plant and equipment and intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). We test for impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. An impairment loss is recognized in the event the carrying value of these assets exceeds the fair value of the applicable assets. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, which could have a material effect on our operating results and financial position.

•	The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Goodwill is recorded at the time of an acquisition and is calculated as the difference between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development (“IPR&D”). Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. The amounts and useful lives assigned to other intangible assets impact the amount and timing of future amortization, and the amount assigned to IPR&D is expensed immediately. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. In accordance with SFAS No. 142, the Company tests goodwill for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) a significant slowdown in the worldwide economy and the semiconductor industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis or more frequently if indicators of impairment exist. Evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. As previously discussed in Item 1 — Recently Issued Accounting Pronouncements, SFAS No. 141 (revised 2007) will change the manner in which the Company accounts for goodwill and other intangible assets acquired through business combinations, and is effective for fiscal years beginning after December 15, 2008. The impact of adopting SFAS No. 141 (revised 2007) will be dependent on the future business combinations that the Company may pursue after its effective date.
•	Our available-for-sale investments, non-marketable securities and other investments are subject to a periodic impairment review pursuant to FASB Staff Position No. FAS 115-1 and FAS 124-1. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment and actual results may be materially different than our estimate. Marketable securities are evaluated for impairment if the decline in fair value below cost basis is significant and/or has lasted for an extended period of time. Non-marketable securities or other investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. For investments accounted for using the cost method of accounting, we evaluate information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of the investment. This list is not all inclusive and we weigh all quantitative and qualitative factors in determining if an other-than-temporary decline in value of an investment has occurred. When a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period’s operating results to the extent of the decline. Actual values could be different from those estimated by management, which could have a material effect on our operating results and financial position.

•	In accordance with Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes,” we provide for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance against a substantial portion of our net U.S. deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis by determining whether or not the anticipated pre-tax income for the upcoming twelve months is expected to be sufficient to utilize the deferred tax assets that we have recognized. If our future income is not sufficient to utilize the deferred tax assets that we have recognized, we increase the valuation allowance to the point at which all of the remaining recognized deferred tax assets will be utilized by the anticipated future pre-tax income for the next twelve months. An increase in the valuation allowance results in a simultaneous increase to income tax expense or, in some cases, a decrease in contributed capital. If our anticipated future pre-tax income is sufficient to conclude that additional deferred tax assets should be recognized, we decrease the valuation allowance. This results in a simultaneous decrease to income tax expense or, possibly, an increase in contributed capital.
•	Restructuring charges for workforce reductions and facilities consolidations reflected in the accompanying financial statements were accrued based upon specific plans established by management, in accordance with Emerging Issues Task Force No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” or SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” depending upon the time of the restructuring activity. We use an estimated borrowing rate as the discount rate for all of our restructuring accruals made under SFAS No. 146. Our facilities consolidation accruals are based upon our estimates as to the length of time a facility would be vacant, as well as the amount of sublease income we would receive once we sublet the facility, after considering current and projected market conditions. Changes in these estimates could result in an adjustment to our restructuring accruals in a future quarter, which could have a material effect on our operating results and financial position.
•	We are subject to the possibility of loss contingencies for various legal matters. We regularly evaluate current information available to us to determine whether any accruals should be made based on the status of the case, the results of the discovery process and other factors. If we ultimately determine that an accrual should be made for a legal matter, this accrual could have a material effect on our operating results and financial position and the ultimate outcome may be materially different than our estimate.

Results of Operations
The following table summarizes the results of our operations for the third quarter and first nine months of fiscal years 2009 and 2008 as a percent of net sales. All percent amounts were calculated using the underlying data in thousands, unaudited:

	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007

Audio products	59%	56%	56%	57%
Industrial products	41%	44%	44%	43%

Net sales	100%	100%	100%	100%
Cost of sales	45%	44%	44%	43%
Gross Margin	55%	56%	56%	57%

Research and development	25%	26%	24%	26%
Selling, general and administrative	25%	30%	25%	29%
Restructuring and other costs	—	(3%)	—	(1%)
Impairment of non-marketable securities	—	—	—	3%
Acquired in process research and development	—	—	—	1%
Provision for litigation expenses	—	—	1%	—

Total operating expenses	50%	53%	50%	58%

Income (loss) from operations	5%	3%	6%	(1%)

Interest income, net	1%	6%	2%	7%
Other income (expense), net	—	—	—	—

Income before income taxes	6%	9%	8%	6%
Provision for income taxes	—	—	—	—

Net income	6%	9%	8%	6%

Net Sales
Net sales for the third quarter of fiscal year 2009 decreased $5.1 million, or 10 percent, to $43.8 million from $48.9 million for the third quarter of fiscal year 2008, as macroeconomic conditions presented significant industry-wide challenges. Net sales from our audio products decreased $1.4 million, or 5 percent, as most products experienced varying degrees of revenue reductions versus the corresponding quarter of fiscal year 2008. However, these sales decreases were substantially offset by an increase in sales of portable products. Industrial products net sales decreased $3.7 million, or 17 percent, during the third quarter of fiscal year 2009 from the comparable quarter of the prior fiscal year substantially due to reduced revenues from communications, ARM, and DC/AMP products.
Net sales for the first nine months of fiscal year 2009 increased $4.1 million, or 3 percent, to $141.1 million from $137.1 million for the first nine months of fiscal year 2008. Industrial products net sales increased $3.4 million, or 6 percent, during the first nine months of fiscal year 2009 from the comparable period of the prior fiscal year substantially due to the contributions from both our seismic product line and our precision amplifier products, the latter of which were acquired in July 2007. Net sales from our audio products increased $0.7 million, or 1 percent, due primarily to increases in sales of our portable products. These sales increases were partially offset by decreases in sales of our audio analog to digital converters, digital to analog converters, and audio processors.

Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 74 percent and 65 percent of net sales during the third quarter of fiscal years 2009 and 2008, respectively. For the first nine months of fiscal years 2009 and 2008 respectively, export sales, principally to Asia, were 68 percent and 63 percent of net sales. Our sales are denominated primarily in U.S. dollars. As a result, we have not entered into foreign currency forward exchange and option contracts.
For the three month period ending December 27, 2008, we had one contract manufacturer whose sales revenues represented 19% of the Company’s total revenues. One distributor represented 29 percent of sales during the third quarter of fiscal year 2009 compared with 24 percent in fiscal year 2008. The same distributor represented 33 percent of our sales for the first nine months of fiscal year 2009 compared to 26 percent in fiscal year 2008.
Gross Margin
Gross margin was 54.9 percent in the third quarter of fiscal year 2009, down from 55.9 percent in the second quarter of fiscal year 2008. The decrease in gross margin was driven primarily by a change in both customer and product mix, and the recent growth in our portable products.
Gross margin was 55.8 percent in the first nine months of fiscal year 2009, down from 57.2 percent in the first nine months of fiscal year 2008. The decrease in gross margin was driven primarily by a change in both customer and product mix, and the recent growth in our portable products.
Research and Development Expense
Research and development expense for the third quarter of fiscal year 2009 was $10.9 million, a decrease of $2.3 million from $13.2 million in the third quarter of fiscal year 2008. This decrease was attributable to a reduction in product development expenses, and to expense reductions realized as a result of previous actions taken to improve our competitive cost structure.
Research and development expense for the first nine months of fiscal year 2009 was $33.4 million, a decrease of $2.8 million from $36.2 million in the first nine months of fiscal year 2008. This decrease was attributable to a reduction in product development expenses, and to expense reductions realized as a result of previous actions taken to improve our competitive cost structure.
Selling, General and Administrative Expense
Selling, general and administrative expense in the third quarter of fiscal year 2009 was $11.1 million, a decrease of $3.4 million from $14.5 million in the third quarter of fiscal year 2008. This decrease was primarily attributable to a decrease in litigation related expenditures, to non-recurring external professional fees incurred during the third quarter of fiscal year 2008, and to expense decreases realized as a result of previous actions taken to improve our competitive cost structure.
Selling, general and administrative expense in the first nine months of fiscal year 2009 was $34.7 million, a decrease of $5.6 million from $40.3 million in the first nine months of fiscal year 2008. This decrease was attributable to several factors, including a decrease in litigation related expenditures, special expenses related to our external stock option review during the first nine months of fiscal year 2008, and to expense decreases realized as a result of previous actions taken to improve our competitive cost structure.
Restructuring Costs and Other, Net
During the third quarter and first nine months of fiscal year 2008, we realized a net benefit in restructuring and other costs, a component of operating expenses, of $1.6 million. The benefits were primarily associated with the early termination of a Fremont, California facility lease agreement in December 2007.

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
Provision for Litigation Expenses
During the second quarter of fiscal year 2009, we recognized a $1.8 million charge related to previously incurred and current legal fees and expenses associated with our ongoing derivative lawsuits. Approximately $0.8 million of those costs were capitalized in “Other current assets” on the consolidated condensed balance sheets as of March 29, 2008. Based on a proposed settlement of the derivative lawsuits, the Company believed that it was more likely than not that previously incurred and current legal fees and expenses of $1.8 million related to this matter would not ultimately be recovered under the Company’s Directors and Officers insurance policy and should be expensed. The charge was recorded as a separate line item on the consolidated condensed statement of operations in operating expenses under the heading “Provision for litigation expenses,” with a corresponding reduction in “Other current assets.” On December 19, 2008, a Stipulation of Settlement (the “Stipulation”) between the parties was filed with the federal court. On December 30, 2008, the federal court denied the parties’ proposed stipulation. The ultimate disposition of the case may result in additional financial consequences, which we are unable to predict at this time, and any such adjustments will be recorded in accordance with FASB No. 5, “Accounting for Contingencies.” See Note 11, Legal Matters, to the Condensed Consolidated Financial Statements for additional information.
Interest Income
Interest income was $0.7 million and $3.0 million for the third quarter of fiscal years 2009 and 2008, respectively. Interest income was $2.3 million and $9.7 million for the first nine months of fiscal years 2009 and 2008, respectively. The decrease of $2.3 million in the third quarter of fiscal year 2009 and the decrease of $7.4 million in the first nine months of fiscal year 2009 are primarily due to decreased cash, cash equivalents, and marketable securities balances on which interest was earned coupled with lower rates of return on our investment portfolio. The average interest-earning portfolio balance during the first nine months of fiscal year 2009 was $122 million, down from $261 million for the corresponding period of fiscal year 2008. The decrease in the average cash balance was primarily attributable to the Company’s $150 million common stock repurchases completed during the first half of calendar year 2008.

Income Taxes
We recorded income tax expense of $66 thousand for the third quarter of fiscal year 2009 and income tax expense of $86 thousand for the first nine months of fiscal year 2009, yielding an effective tax rate of 2.3 percent and 0.8 percent, respectively. Our tax expenses for the third quarter and first nine months of fiscal year 2009 are based on an estimated effective tax rate that is derived from an estimate of consolidated earnings before taxes for fiscal year 2009.  The estimated effective tax rate is impacted primarily by the worldwide mix of consolidated earnings before taxes and an assessment regarding the realizability of our deferred tax assets.  Our tax expense for the first quarter and first nine months of fiscal year 2009 was less than the Federal statutory rate primarily as a result of the utilization of a portion of our U.S. deferred tax asset, which had been subjected to a valuation allowance. In addition, we recorded a tax benefit of $26 thousand in the third quarter and $99 thousand in the first nine months as a result of the enactment of the Housing Assistance Tax Act of 2008 (the “Act”), which was signed by the President on July 30, 2008. The Act provides that taxpayers may elect to forego bonus depreciation on certain additions of qualified eligible property and, in turn, claim a refundable credit for a portion of its unused AMT and research credits.
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
Recently Issued Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141 (revised 2007) provides for several changes in the manner in which an entity accounts for business combinations. It establishes principles and requirements for how an acquirer recognizes fair values of acquired assets, including goodwill, and assumed liabilities. SFAS No. 141 (revised 2007) requires the acquirer to recognize 100% of the fair values of acquired assets and liabilities, including goodwill, even if the acquirer has acquired less than 100% of the target. As a result, the current step-acquisition model will be eliminated. SFAS No. 141 (revised 2007) requires that transaction costs be expensed as incurred and are not considered part of the fair value of an acquirer’s interest. Under SFAS No. 141 (revised 2007), acquired research and development value will no longer be expensed at acquisition, but instead will be capitalized as an indefinite-lived intangible asset, subject to impairment accounting throughout its development stage and then subject to amortization and impairment after development is complete. SFAS No. 141 (revised 2007) is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. The impact of adopting SFAS No. 141 (revised 2007) will be dependent on the future business combinations that the Company may pursue after its effective date.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides for delayed application of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years. The Company adopted certain provisions of SFAS No. 157 effective March 30, 2008 (see Note 2, Fair Value of Financial Instruments, to the Condensed Consolidated Financial Statements for additional information).  The Company is currently evaluating the effect that the adoption of the provisions deferred by Staff Position No. FAS 157-2 will have on its financial position and results of operations.

Liquidity and Capital Resources
During the first nine months of fiscal year 2009, we generated approximately $17.8 million in cash from operating activities. The primary increase in cash from operations was related to the cash components of our net income, coupled with a $7.0 million decrease in accounts receivable and a $1.6 million decrease in other current assets. These increases in cash from operations were partially offset by decreases in accounts payable of $7.9 million and other accrued liabilities of $3.6 million. During the first nine months of fiscal year 2008, we generated approximately $22.8 million of cash from operating activities. The primary increase in cash from operations was related to the cash components of our net income and to an increase in accounts payable of $7.0 million driven by the receipt of large inventory shipments in December 2007. These increases were partially offset by an increase in our accounts receivable of $1.1 million, a decrease in accrued liabilities of $5.8 million, and a decrease in accrued salaries and benefits of $1.9 million.
Net cash provided by investing activities was $38.3 million during the first nine months of fiscal year 2009, primarily as a result of the net proceeds of $41.4 million from our available-for-sale securities partially offset by purchases of property, equipment, and software of $2.6 million. Net cash used in investing activities was $46.5 million during the first nine months of fiscal year 2008, primarily as a result of the acquisition of Apex for approximately $42.8 million and by investments in technology and equipment of approximately $5.0 million, primarily resulting from the purchase of certain intellectual property from Tripath Technology, Inc. during the first quarter of fiscal year 2008. Partially offsetting these uses of cash from investing activities was $1.6 million from net proceeds of investments from our available-for-sale securities.
We used $84.7 million in cash from financing activities during the first nine months of fiscal year 2009, due primarily to the use of $87.2 million to complete the share repurchases previously discussed in Note 13 — Share Repurchase Program of the Notes to Consolidated Condensed Financial Statements contained in Item 1. This use of funds was partially offset by the issuance of 579,000 shares of common stock in connection with option exercises and our employee stock purchase plan, which generated approximately $2.6 million in cash. We generated $5.0 million in cash from financing activities during the first nine months of fiscal year 2008, due primarily to the issuance of 935,000 shares of common stock in connection with option exercises and our employee stock purchase plan.
As of December 27, 2008, we have restricted cash of $5.7 million, which primarily secures certain obligations under our lease agreement for the headquarters and engineering facility in Austin, Texas. We have not paid cash dividends on our common stock and currently intend to continue our policy of retaining any earnings for reinvestment in our business. Although we cannot give assurance that we will be able to generate cash in the future, we anticipate that our existing capital resources and cash flow generated from future operations will enable us to maintain our current level of operations for at least the next 12 months.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure control and procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the CEO and the Chief Financial Officer (“CFO”) concluded that, as of December 27, 2008, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our controls and procedures are effective in timely alerting them to material information required to be included in this report.
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

On December 19, 2008, a Stipulation of Settlement (the “Stipulation”) between the parties was filed with the federal court. The Stipulation provided for the proposed settlement of all pending shareholder derivative lawsuits relating to the Company’s historical stock option granting practices. The terms of the settlement included: (1) the adoption by Cirrus Logic of a variety of corporate governance measures, including measures that relate to and address many of the underlying issues in the derivative lawsuits; (2) a release of claims against all defendants and the dismissal of the derivative lawsuits with prejudice; and (3) the payment by the Company’s Directors’ and Officers’ insurer of $2.85 million to the plaintiffs’ lawyers in payment in full of plaintiffs’ claims for attorney’s fees and expenses. As part of the Stipulation, the defendants denied any wrongdoing or liability against them as it relates to the claims and contentions alleged by the plaintiffs in the lawsuits. On December 30, 2008, the federal court denied the parties’ proposed stipulation.
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
On April 7, 2008, Silvaco filed a notice of appeal on these matters.  We anticipate that the appeal will be heard by the Court of Appeal of the State of California, Sixth Appellate District in the last half of calendar year 2009.
At this stage of the litigation, we cannot predict the ultimate outcome and we are unable to estimate any potential liability we may incur.
Other Claims
On January 29, 2008, Cirrus Investments, L.P. (“Cirrus Investments”), an entity unrelated to the Company, filed suit against the Company, and others, in the Superior Court of California, County of Santa Clara, alleging breach of commercial leases and holdover rent with respect to two properties we leased from Cirrus Investments in Fremont, California.  Cirrus Investments’ complaint primarily related to alleged violations of certain restoration obligations that the Company had at the end of the lease term of these two properties.  Cirrus Logic settled this matter on October 8, 2008 via execution of a Settlement Agreement for approximately $1.0 million to Cirrus Investments.

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
While we generate revenues from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During the three and nine months ended December 27, 2008, our ten largest customers represented approximately 47% and 35% of our revenues, respectively. We had one end customer whose sales revenues represented more than 15% of the Company’s total revenues for the three and nine month period ending December 27, 2008.
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

Because we depend on subcontractors internationally to perform key manufacturing functions for us, we are subject to political and economic risks that could disrupt the fabrication, assembly, packaging, or testing of our products.
  We depend on third-party subcontractors, primarily in Asia, for the fabrication, assembly, packaging and testing of most of our products. International operations and sales may be subject to political and economic risks, including changes in current tax laws, political instability, global health conditions, currency controls, exchange rate fluctuations and changes in import/export regulations, tariff and freight rates, as well as the risks of natural disaster. Although we seek to reduce our dependence on any one subcontractor, this concentration of subcontractors and manufacturing operations subjects us to the risks of conducting business internationally, including associated political and economic conditions. If we experience manufacturing problems at a particular location, or a supplier is unable to continue operating due to financial difficulties or other reasons, we would be required to transfer manufacturing to a backup supplier. Converting or transferring manufacturing from a primary supplier to a backup fabrication facility could be expensive and could take as long as six to 12 months. As a result, delays in our production or shipping by the parties to whom we outsource these functions could reduce our sales, damage our customer relationships and damage our reputation in the marketplace, any of which could harm our business, results of operations and financial condition.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 30, 2008, we announced that our Board authorized a share repurchase program of up to $150 million. The Company repurchased 13.3 million shares of its common stock for $71.1 million during fiscal year 2008. During the first quarter of fiscal year 2009, we continued our stock repurchase activity by repurchasing a total of 11.2 million shares of our common stock for $78.9 million as part of this program. As of June 28, 2008, the share repurchase program was completed, with a cumulative 24.5 million shares acquired at a total cost of $150 million. All of these shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased have been cancelled as of June 28, 2008. The following table summarizes repurchases of our common stock during the three months ended June 28, 2008:

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares That May Yet be
	Total Number of	Average Price	Publicly Announced	Purchased Under the Plan
Monthly Period	Shares Purchased	Paid per Share	Plans or Programs	or Programs
March 30, 2008 – April 26, 2008	10,990	$7.01	10,990	$1,797

April 27, 2008 – May 24, 2008	247	$7.28	247	$—

May 25, 2008 – June 28, 2008	—	—	—	$—

Total	11,237		11,237

ITEM 6. EXHIBITS
The following exhibits are filed as part of or incorporated by reference into this Report:

3.1		Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (1)
3.2		Amended and Restated Bylaws of Registrant. (2)
31.1	*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Form 10-Q.

(1)	Incorporated by reference to exhibit 3.1 from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 22, 2001.

(2)	Incorporated by reference to exhibit 3.1 from Registrant’s Report of Form 8-K filed with the Commission on September 21, 2005.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRRUS LOGIC, INC.

Date: January 28, 2009	By:	/s/ Thurman K. Case Thurman K. Case Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.		Description

3.1		Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (1)
3.2		Amended and Restated Bylaws of Registrant. (2)
31.1	*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Form 10-Q.

(1)	Incorporated by reference to exhibit 3.1 from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 22, 2001.

(2)	Incorporated by reference to exhibit 3.1 from Registrant’s Report of Form 8-K filed with the Commission on September 21, 2005.