Form 10-K
period 2009-03-28
CIRRUS LOGIC INC
filed 2009-06-01
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended March 28, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from            to

Commission File Number 0-17795

CIRRUS LOGIC, INC.

DELAWARE	2901 Via Fortuna, Austin, TX 78746	77-0024818
(State of incorporation)	(512) 851-4000	(I.R.S. ID)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was approximately $288 million based upon the closing price reported on the NASDAQ Global Select Market as of September 26, 2008. Stock held by directors, officers and stockholders owning 5% or more of the outstanding common stock were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.

As of May 27, 2009, the number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 65,263,588.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s proxy statement for its annual meeting of stockholders to be held July 24, 2009 is incorporated by reference in Part III of this Annual Report on Form 10-K.

CIRRUS LOGIC, INC.

FORM 10-K

For The Fiscal Year Ended March 28, 2009

PART I

ITEM 1. Business

Cirrus Logic, Inc. (“Cirrus Logic,” “Cirrus,” “We,” “Us,” “Our,” or the “Company”) develops high-precision, analog and mixed-signal integrated circuits (“ICs”) for a broad range of audio and energy markets. Building on our diverse analog mixed-signal patent portfolio, Cirrus Logic delivers highly optimized products for consumer and commercial audio, automotive entertainment and targeted industrial and energy-related applications. We develop ICs, board-level modules and hybrids for high-power amplifier applications branded as the Apex Precision Powertm line of products and provide complete system reference designs based on our technology that enable our customers to bring products to market in a timely and cost-effective manner.

We were founded in 1984 and were reincorporated in the State of Delaware in February 1999. Our primary facility, housing engineering, sales and marketing, and administrative functions is located in Austin, Texas. In addition, we have an administrative and assembly facility in Tucson, Arizona, as well as sales locations throughout the United States. We also serve customers from international sales offices in Europe and Asia, including the People’s Republic of China, Hong Kong, South Korea, Japan, Singapore, Taiwan and the United Kingdom. Our common stock, which has been publicly traded since 1989, is listed on the NASDAQ Global Select Market under the symbol CRUS.

We maintain a Web site with the address www.cirrus.com. We are not including the information contained on our Web site as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our Web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (the “SEC”). To receive a free copy of this Form 10-K, please forward your written request to Cirrus Logic, Inc., Attn: Investor Relations, 2901 Via Fortuna, Austin, Texas 78746, or via email at InvestorRelations@cirrus.com. In addition, the SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements filed electronically with the SEC by Cirrus Logic.

Background of the Semiconductor Industry

In general, the semiconductor industry produces three types of products: analog, digital and mixed-signal. Analog semiconductors process a continuous range of signals that can represent functions such as temperature, speed, pressure and sound. Digital semiconductors process information represented by discrete values, for example, 0s and 1s. Mixed-signal semiconductors combine analog and digital circuits in a single product.

The convergence and sophistication of our customers’ products, such as portable audio applications, as well as home and automotive entertainment devices, is made possible in part by advances in semiconductor technology. Manufacturers are attempting to differentiate their products based on offering new features and functionality to consumers, while at the same time shrinking product sizes, reducing power consumption, and lowering overall system costs.

Due to the extremely high costs involved in developing and operating a wafer fabrication facility, many semiconductor companies rely on third party foundries to manufacture their IC’s. The design of the analog component of a mixed-signal IC is particularly complex and difficult, and requires experienced engineers to optimize speed, power and resolution within standard manufacturing processes.

Markets and Products

We are focused on becoming a leader in analog and digital signal processing components for a broad range of audio and energy markets. We sell audio converters, audio interface devices, audio processors and audio amplification products. We also develop hybrids and modules for high-power applications. Our primary product lines include:

Audio Products: High-precision analog and mixed-signal components, as well as audio digital signal processor (“DSP”) products for consumer, professional and automotive entertainment markets.

Energy Products: High-precision analog and mixed-signal components for energy-related applications, such as energy measurement, energy exploration and energy control systems. Energy products also include ICs, board-level modules and hybrids for high-power pulse width modulation (“PWM”) and power amplifier applications.

AUDIO PRODUCTS

We are a recognized leader in analog and mixed-signal audio converter and audio DSP products that enable today’s new consumer, professional and automotive entertainment applications. Our products include analog-to-digital converters (“ADCs”), digital-to-analog converters (“DACs”), chips that integrate ADCs and DACs into a single IC, otherwise known as coder-decoders (“CODECs”), digital interface ICs, volume controls and digital amplifiers, as well as audio DSPs for consumer electronics applications such as A/V receivers, digital TVs, and CobraNet ICs and modules for networked audio applications. Our broad portfolio of approximately 250 active proprietary products includes the following products, which have been added in the past fiscal year:

▪	The CS47048, an advanced 32-bit audio DSP with integrated audio converters. This product is an audio system-on-a-chip that targets automotive audio amplifier applications. By combining an advanced 32-bit audio DSP, high performance multichannel audio codec and a digital audio receiver/transmitter into a single IC, the CS47048 dramatically reduces overall board space requirements and system cost.

▪	The CS42L55, Cirrus Logic’s flagship audio codec for portable media devices that features patent-pending Class H technology, reduces power consumption by nearly 50 percent compared to current Class A/B amplification solutions and offers a strong overall combination of performance, feature integration and small size.

▪	The CS8422, a 24-bit, 192 kHz digital audio receiver with a low-jitter (noise reducing) PLL and integrated asynchronous sample rate converter. The CS8422 gives designers of consumer and professional audio applications a top-value solution for receiving a variety of incoming digital audio sources — such as from set top boxes, Blu-ray® Disc players and game consoles — and ensures audio quality is maintained throughout the entire signal processing chain from digital audio input to analog output.

▪	The CS4353, a 24-bit DAC for consumer electronics applications. The CS4353 marks significant progress in simplifying the design of analog output sections circuitry by reducing the need for multiple system components and lowering implementation costs.

▪	The CS49DV8, an eight-channel, dual-core 32-bit audio DSP featuring Dolby® Volume technology, allows consumers to set their TV and home theater volume to their preferred listening level and have it stay that way, regardless of the audio source. The CS49DV8 targets multichannel surround sound applications such as audio/video receivers, home theater-in-a-box applications, and speaker bars. Cirrus Logic also introduced other products that feature similar audio volume leveling technologies from companies such as SRS Labs and Audyssey.

Our products are used in a wide array of consumer applications, including audio/video receivers (“AVRs”), DVD players and recorders, complete home theater systems, set-top boxes, MP3 players, gaming devices, sound cards and digital televisions. Applications for products within professional markets include digital mixing consoles, multitrack digital recorders and effects processors. Applications for products within automotive markets include amplifiers, satellite radio systems, telematics and multi-speaker car-audio systems. In networked digital audio applications, our proprietary CobraNet controller ICs and modules enable delivery of uncompressed digital audio over Ethernet networks, co-existing with standard Ethernet network data traffic.

ENERGY PRODUCTS

We provide high-precision analog and mixed-signal ICs for targeted energy control, energy measurement and energy exploration applications, as well as ICs, board-level modules, and hybrids from the Apex Precision Power brand of products for high-power PWM and power amplifier applications. We have more than 450 active proprietary products which include ADCs, DACs, linear amplifiers, PWM amplifiers and successive approximation register (“SAR”) converters and amplifier ICs. Our products are used in a wide array of high-precision, energy measurement applications including motor control, consumer utility, power measurement, energy exploration and high-power systems. New additions to our proprietary product portfolio in the past fiscal year include:

▪	The SA306 and SA57, the industry’s highest-current PWM ICs targeted at the fractional horsepower DC motor drive market. For the first time, designers can choose a single-packaged solution for driving three-phase brushless DC motors, or brush DC motors, in the <9 V to 60 V supply range. The ICs target motor control circuits used in industrial applications, such as factory and office automation, robotic controls, product handlers, as well as aircraft seating and positioning controls in the aerospace and military markets.

Longer term, we’re introducing our first power factor correction (“PFC”) chip. We have begun to demonstrate our PFC to key potential customers, and the feedback has been even more positive than we anticipated. This is a market that has been traditionally dominated by analog solutions. We believe that we bring unique digital signal processing technology to this market that will enable more efficient, smaller power supply products that eliminate the need for numerous passive components. Additionally, our PFC maintains high efficiency across the full range of load, which is a key differentiating factor going forward in this market.

Customers and Sales

We offer approximately 700 products to more than 2,500 end-customers worldwide through both direct and indirect sales channels. Our major customers are among the world’s leading electronics manufacturers. We target both large existing and emerging growth consumer electronic and energy markets that derive value from our expertise in advanced analog and mixed-signal design processing, systems-level integrated circuit engineering and embedded software development. We derive our sales both domestically and from a variety of locations across the world, including the People’s Republic of China, the European Union, Hong Kong, Japan, South Korea, Taiwan, and the United Kingdom.

Because the components we produce are largely proprietary and not available from second sources, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, from a distributor, or through a third party manufacturer contracted to produce their end product. During fiscal year 2009, our ten largest end customers represented approximately 36% of our sales. We had one end customer that purchased through multiple contract manufacturers and represented more than 15% of the Company’s total sales for fiscal year 2009. None of those contract manufacturers represented 10 percent or more of the Company’s sales for fiscal year 2009.

Manufacturing

As a fabless semiconductor company, we contract with third parties for wafer fabrication and nearly all of our assembly and test operations. The company owns a 54,000 square foot facility in Tucson, Arizona, which continues to serve as the assembly and test facility for its Apex Precision Power (“Apex”) product line. With the exception of these Apex products, our outsourced manufacturing strategy allows us to concentrate on our design strengths, minimize fixed costs and capital expenditures, while giving us access to advanced manufacturing facilities and provides the flexibility to source multiple leading-edge technologies through strategic relationships. After wafer fabrication by the foundry, third-party assembly vendors package the wafer die. The finished products are then sent for testing before shipment to our customers. We use multiple wafer foundries, assembly sources and test houses in the production of our inventory. Our supply chain management organization is responsible for the management of all aspects of the manufacturing, assembly, and testing of our products, including process and package development, test program development, and production testing of products in accordance with our ISO-certified quality management system.

Patents, Licenses and Trademarks

We rely on trade secret, patent, copyright and trademark laws to protect our intellectual property products and technology. We intend to continue this practice in the future to protect our products and technologies. As of March 28, 2009, we held 1,094 U.S. patents, 136 U.S. pending patent applications and various corresponding international patents and applications. Our U.S. patents expire in calendar years 2009 through 2027.

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

Research and Development

We concentrate our research and development efforts on the design and development of new products for each of our principal markets. We also fund certain advanced-process technology development, as well as other emerging product opportunities. Expenditures for research and development in fiscal years 2009, 2008, and 2007, were $44.3 million, $48.5 million, and $44.0 million, respectively. These amounts include amortization of acquired intangibles of $1.5 million, $1.4 million, and $0.3 million, in fiscal years 2009, 2008, and 2007, respectively. Our future success is highly dependent upon our ability to develop complex new products, to transfer new products to volume production in a timely fashion, to introduce them to the marketplace ahead of the competition and to have them selected for design into products of systems manufacturers. Our future success may also depend on assisting our customers with integration of our components into their new products, including providing support from the concept stage through design, launch and production ramp.

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

Sales, Marketing and Technical Support

Export sales, which include sales to customers with manufacturing plants outside the United States, were 68 percent of net sales in fiscal year 2009, and 62 percent in fiscal years 2008 and 2007. We maintain a worldwide sales force, which is intended to provide geographically specific support to our customers and specialized selling of product lines with unique customer bases.

Our domestic sales force includes a network of regional direct sales offices located in California, Florida, Massachusetts, Maryland, New Hampshire, Ohio, Nevada, and Texas. International sales offices and staff are located in France, Germany, Hong Kong, Shanghai in the People’s Republic of China, Singapore, South Korea, Taiwan, Japan and the United Kingdom. We supplement our direct sales force with external sales representatives and distributors. Our technical support staff is located in Texas and Arizona.

Backlog

Sales are made primarily pursuant to standard short-term purchase orders for delivery of standard products. The quantity actually ordered by the customer, as well as the shipment schedules, are frequently revised, without significant penalty, to reflect changes in the customer’s needs. We utilize backlog as an indicator to assist us in production planning. However, backlog is influenced by several factors including market demand, pricing and customer order patterns in reaction to product lead times. Quantities actually purchased by customers, as well as prices, are subject to variations between booking and delivery to reflect changes in customer needs or industry conditions. As a result, we believe that our backlog at any given time is an incomplete indicator of future sales.

Employees

As of March 28, 2009, we had 479 full-time employees, of whom 46 percent were engaged in research and product development activities, 36 percent in sales, marketing, general and administrative activities and 18 percent in manufacturing-related activities. Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and administrative personnel.

We have never had a work stoppage and none of our employees are represented by collective bargaining agreements. We consider our employee relations to be good.

Forward Looking Statements

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities the Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. In some cases, forward-looking statements are identified by words such as “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” and “intend.” Variations of these types of words and similar expressions are intended to identify these forward-looking statements. Any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in Item 1A — Risk Factors and elsewhere in this report, as well as in the documents filed by us with the SEC, specifically the most recent reports on Form 10-Q and 8-K, each as it may be amended from time to time. These risks include, but are not limited to, the following:

▪	The impact of the current global financial crisis on our business, financial condition and results of operation;

▪	Market demand for semiconductors, particularly in the consumer entertainment market;

▪	Shifts in industry-wide capacity that differ from our sales forecasts;

▪	Losses or significant reductions in orders from key customers;

▪	Our ability to timely introduce new products that gain market acceptance in a timely and cost-effective manner;

▪	Product liability claims based on a defect in a product containing a Cirrus part;

▪	Economic, social and political conditions in the countries in which Cirrus or its subcontractors operate, including possible disruptions in the fabrication, assembly, packaging, or testing of our products;

▪	Our ability to manage our current and future distribution channel relationships;

▪	Our ability to maintain or improve profit margins in an intensely competitive and cyclical industry;

▪	Our ability to obtain patents and licenses and to preserve our other intellectual property rights; and

▪	Our ability to attract, hire and retain qualified personnel.

Should one or more of the risks or uncertainties described above or elsewhere in this Form 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update this information to reflect events or circumstances after the filing of this report with the SEC, except as required by law. All forward-looking statements, expressed or implied, included in this Form 10-K and attributable to Cirrus are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we may make or persons acting on our behalf may issue. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

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

We may be adversely impacted by the recent global financial crisis. As a result, our financial results and the market price of our common shares may decline.

Recent global credit and financial markets have been experiencing extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, volatile energy costs, increases in unemployment rates, and uncertainty about economic stability. As a result, in the third quarter of fiscal year 2009, we experienced a significant slowdown in orders and we anticipate that these lower sales levels could continue for the foreseeable future. These conditions make it difficult for our customers, our suppliers and us to accurately forecast and plan future business activities, and could cause global businesses to defer or reduce spending on our products. During challenging economic times our customers and distributors may face issues gaining timely access to sufficient credit, which could impact their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would increase.

We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery. If the economy or markets in which we operate continue to deteriorate, our business, financial condition and results of operations will likely be materially and/or adversely affected.

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

Factors that could cause fluctuations and materially and adversely affect our net sales, gross margins and operating results include, but are not limited to:

▪	the volume and timing of orders received;

▪	changes in the mix of our products sold;

▪	market acceptance of our products and the products of our customers;

▪	competitive pricing pressures;

▪	our ability to introduce new products on a timely basis;

▪	the timing and extent of our research and development expenses;

▪	the failure to anticipate changing customer product requirements;

▪	disruption in the supply of wafers, assembly or test services;

▪	certain production and other risks associated with using independent manufacturers, assembly houses and testers; and

▪	product obsolescence, price erosion, competitive developments, and other competitive factors.

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

Because we do not have long-term agreements with our customers and generally do not have a significant backlog of unfilled orders, our sales and operating results in any quarter are difficult to forecast and are substantially dependent upon customer orders received and fulfilled in that quarter.

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

A significant portion of our sales and earnings in any quarter depends upon customer orders for our products that we receive and fulfill in that quarter. Because our expense levels are based in part on our expectations as to future revenue and to a large extent are fixed in the short term, we likely will be unable to adjust spending on a timely basis to compensate for any unexpected shortfall in sales. Accordingly, any significant shortfall of sales in relation to our expectations could hurt our operating results.

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

Due to the product manufacturing cycle characteristic of IC manufacturing and the inherent imprecision in the accuracy of our customers’ forecasts, product inventories may not always correspond to product demand, leading to shortages or surpluses of certain products. As a result of such inventory imbalances, future inventory write-downs and charges to gross margin may occur due to lower of cost or market accounting, excess inventory, and inventory obsolescence.

We depend on a limited number of customers for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our sales.

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our sales and adversely affect our business. For the twelve month period ending March 28, 2009, our ten largest customers represented approximately 36% of our revenues. For the twelve month period ending March 28, 2009, we had one end customer whose sales revenues represented more than 15% of the Company’s total revenues for the period.

We may not be able to maintain or increase sales to certain of our key customers for a variety of reasons, including the following:

▪	most of our customers can stop incorporating our products into their own products with limited notice to us and suffer little or no penalty;

▪	our agreements with our customers typically do not require them to purchase a minimum quantity of our products;

▪	many of our customers have pre-existing or concurrent relationships with our current or potential competitors that may affect the customers’ decisions to purchase our products;

▪	our customers face intense competition from other manufacturers that do not use our products; and

▪	our customers regularly evaluate alternative sources of supply in order to diversify their supplier base, which increases their negotiating leverage with us and their ability to obtain components from alternative sources.

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

Historically in the semiconductor industry, average selling prices of products have decreased over time. If the average selling price of any of our products decline and we are unable to increase our unit volumes, introduce new or enhanced products with higher margins and/or reduce manufacturing costs to offset anticipated decreases in the prices of our existing products, our operating results may be adversely affected. In addition, because of procurement lead times, we are limited in our ability to reduce total costs quickly in response to any sales shortfalls. Because of these factors, we may experience material adverse fluctuations in our future operating results on a quarterly or annual basis.

Our failure to develop and timely introduce new products that gain market acceptance could harm our operating results.

Our success depends upon our ability to develop new products for new and existing markets, to introduce these products in a timely and cost-effective manner, and to have these products gain market acceptance. New product introductions involve significant risks. For example, delays in new product introductions or less-than-anticipated market acceptance of our new products are possible and would have an adverse effect on our sales and earnings. The development of new products is highly complex and, from time-to-time, we have experienced delays in developing and introducing these new products. Successful product development and introduction depend on a number of factors including, but not limited to:

▪	proper new product definition;

▪	timely completion of design and testing of new products;

▪	assisting our customers with integration of our components into their new products, including providing support from the concept stage through design, launch and production ramp;

▪	successfully developing and implementing the software necessary to integrate our products into our customers’ products;

▪	achievement of acceptable manufacturing yields;

▪	availability of wafer fabrication, assembly and test capacity;

▪	market acceptance of our products and the products of our customers; and

▪	obtaining and retaining industry certification requirements.

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

Successful product design and development is dependent on our ability to attract, retain and motivate qualified design engineers, of which there is a limited number. Due to the complexity and variety of analog and high-precision analog and mixed-signal circuits, the limited number of qualified integrated circuit designers and the limited effectiveness of computer-aided design systems in the design of analog and mixed-signal ICs, we cannot provide assurances that we will be able to successfully develop and introduce new products on a timely basis.

Our products are complex and could contain defects, which could result in material costs to us.

Product development in the markets we serve is becoming more focused on the integration of multiple functions on individual devices. There is a general trend towards increasingly complex products. The greater integration of functions and complexity of operations of our products increases the risk that our customers or end users could discover latent defects or subtle faults after volumes of product have been shipped. This could result in, but are not limited to:

▪	damage to our reputation;

▪	a material recall and replacement costs for product warranty and support;

▪	payments to our customer related to the recall claims as a result of various industry or business practices, or in order to maintain good customer relationships;

▪	an adverse impact to our customer relationships by the occurrence of significant defects;

▪	a delay in recognition or loss of revenues, loss of market share, or failure to achieve market acceptance; and

▪	a diversion of the attention of our engineering personnel from our product development efforts.

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

While we believe that we are reasonably insured against these risks and contractually limit our financial exposure, we cannot provide assurances that we will be able to obtain sufficient insurance, in terms of amounts or scope, to provide us with adequate coverage against all potential liability.

We have significant international sales, and risks associated with these sales could harm our operating results.

Export sales, principally to Asia, include sales to U.S-based customers with manufacturing plants overseas and represented 68 percent, 62 percent, and 62 percent of our net sales in fiscal years 2009, 2008, and 2007, respectively. We expect export sales to continue to represent a significant portion of product sales. This reliance on international sales subjects us to the risks of conducting business internationally, including risks associated with political and economic instability, global health conditions, currency controls, exchange rate fluctuations and changes in import/export regulations, tariff and freight rates, as well as the risks of natural disaster, especially in Asia. For example, the financial instability in a given region may have an adverse impact on the financial position of end users in the region, which could affect future orders and harm our results of operations. Our international sales operations involve a number of other risks including, but not limited to:

▪	unexpected changes in government regulatory requirements;

▪	changes to countries’ banking and credit requirements;

▪	changes in diplomatic and trade relationships;

▪	delays resulting from difficulty in obtaining export licenses for technology;

▪	tariffs and other barriers and restrictions;

▪	competition with non-U.S. companies or other domestic companies entering the non-U.S. markets in which we operate;

▪	longer sales and payment cycles;

▪	problems in collecting accounts receivable;

▪	political instability; and

▪	the burdens of complying with a variety of non-U.S. laws.

In addition, our competitive position may be affected by the exchange rate of the U.S. dollar against other currencies. Consequently, increases in the value of the dollar would increase the price in local currencies of our products in non-U.S. markets and make our products relatively more expensive. Alternatively, decreases in the value of the dollar will increase the relative cost of our and our vendors’ operations that are based overseas. We cannot provide assurances that regulatory, political and other factors will not adversely affect our operations in the future or require us to modify our current business practices.

We are subject to the export control regulations of the U.S. Department of State and the Department of Commerce. A violation of these export control regulations could have a material adverse effect on our business or our results of operations, cash flows, or financial position.

The nature of our international business, and in particular, the manufacture and sale of certain products from our Apex Precision Power Product line, subjects us to the export control regulations of the U.S. Department of State and the Department of Commerce. If these export control regulations are violated, it could result in monetary penalties and denial of export privileges. The government is very strict with respect to compliance and has served notice generally that failure to comply with these regulations may subject guilty parties to fines and/or imprisonment. Although we are not aware of any material violation of any export control regulations, a failure to comply with any of the above mentioned regulations could have a material adverse effect on our business.

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

In addition to export sales constituting a large portion of our net sales, we maintain international operations, sales and technical support personnel. We are also using contract manufacturers in Asia and Europe for foundry, assembly and test operations. International expansion has required, and will continue to require, significant management attention and resources. There are risks inherent in expanding our presence into non-U.S. regions, including, but not limited to:

▪	difficulties in staffing and managing non-U.S. operations;

▪	failure of non-U.S. laws to adequately protect our U.S. intellectual property, patent, trademarks, copyrights know-how and other proprietary rights;

▪	global health conditions and potential natural disasters;

▪	political and economic instability in international regions;

▪	international currency controls and exchange rate fluctuations;

▪	additional vulnerability from terrorist groups targeting American interests abroad; and

▪	legal uncertainty regarding liability and compliance with non-U.S. laws and regulatory requirements.

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

The IC industry is intensely competitive and is frequently characterized by rapid technological change, price erosion, technological obsolescence, and a push towards IC component integration. Because of shortened product life cycles and even shorter design-in cycles in a number of the markets that we serve, our competitors have increasingly frequent opportunities to achieve design wins in next-generation systems. In the event that competitors succeed in supplanting our products, our market share may not be sustainable and our net sales, gross margins and operating results would be adversely affected. Additionally, further component integration could eliminate the need for our products.

We compete in a number of fragmented markets. Our principal competitors in these markets include AKM, Analog Devices, Austriamicrosystems, Freescale Semiconductor, Infineon Technologies, Linear Technologies, Maxim, NXP Semiconductor, ON Semiconductor, Realtek, ST Micro, Teridian Semiconductor, Texas Instruments/Burr Brown and Wolfson Microelectronics-many of whom have substantially greater financial, engineering, manufacturing, marketing, technical, distribution and other resources, broader product lines, broader intellectual property portfolios and longer relationships with customers. We also expect intensified competition from emerging companies and from customers who develop their own IC products. In addition, some of our current and future competitors maintain their own fabrication facilities, which could benefit them in connection with cost, capacity and technical issues.

Increased competition could adversely affect our business. We cannot provide assurances that we will be able to compete successfully in the future or that competitive pressures will not adversely affect our financial condition and results of operations. Competitive pressures could reduce market acceptance of our products and result in price reductions and increases in expenses that could adversely affect our business and our financial condition.

We may be unable to protect our intellectual property rights.

Our success depends on our ability to obtain patents and licenses and to preserve our other intellectual property rights covering our products. We seek patent protection for those inventions and technologies for which we believe such protection is suitable and is likely to provide a competitive advantage to us. We also rely substantially on trade secrets, proprietary technology, non-disclosure and other contractual terms, and technical measures to protect our technology and manufacturing knowledge. We work actively to foster continuing technological innovation to maintain and protect our competitive position. We cannot provide assurances that steps taken by us to protect our intellectual property will be adequate, that our competitors will not independently develop or patent substantially equivalent or superior technologies or will not be able to design around our patents, or that our intellectual property will not be misappropriated. In addition, the laws of some non-U.S. countries may not protect our intellectual property as well as the laws of the United States.

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

The IC industry is characterized by frequent litigation regarding patent and other intellectual property rights. We may find it necessary to initiate a lawsuit to assert our patent or other intellectual property rights. These legal proceedings could be expensive, take significant time and divert management’s attention from other business concerns. We cannot provide assurances that we will ultimately be successful in any lawsuit, nor can we provide assurances that any patent owned by us will not be invalidated, circumvented, or challenged. We cannot provide assurances that rights granted under our patents will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all.

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

In addition, if we are able to acquire companies, products or technologies, we could experience difficulties in integrating them. Integrating acquired businesses involves a number of risks, including, but not limited to:

▪	the potential disruption of our ongoing business;

▪	unexpected costs or incurring unknown liabilities;

▪	the diversion of management resources from other strategic and operational issues;

▪	the inability to retain the employees of the acquired businesses;

▪	difficulties relating to integrating the operations and personnel of the acquired businesses;

▪	adverse effects on the existing customer relationships of acquired companies;

▪	the potential incompatibility of business cultures;

▪	adverse effects associated with entering into markets and acquiring technologies in areas in which we have little experience; and

▪	acquired intangible assets becoming impaired as a result of technological advancements, or worse-than-expected performance of the acquired company.

If we are unable to successfully address any of these risks, our business could be harmed.

Future transactions may limit our ability to use our net operating loss carryforwards.

As of March 28, 2009, we had U.S. federal tax net operating loss (“NOL”) carryforwards of approximately $473.9 million. These NOL carryforwards may be used to offset future taxable income and thereby reduce our U.S. federal income taxes otherwise payable. There is a risk we may not be able to generate taxable income in the future in the amount necessary to fully utilize all of these NOLs. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its NOL carry forwards to reduce its tax liability. Due in part to potential changes in our stockholder base, we may at some point in the future experience an “ownership change” as defined in Section 382 of the Code. Accordingly, our use of the net operating loss carryforwards and credit carryforwards may be limited by the annual limitations described in Sections 382 and 383 of the Code.

Our stock price may be volatile.

The market price of our common stock fluctuates significantly. This fluctuation is the result of numerous factors, including, but not limited to:

▪	actual or anticipated fluctuations in our operating results;

▪	announcements concerning our business or those of our competitors, customers or suppliers;

▪	changes in financial estimates by securities analysts or our failure to perform as anticipated by the analysts;

▪	announcements regarding technological innovations or new products by us or our competitors;

▪	announcements by us of significant acquisitions, strategic partnerships, joint ventures, or capital commitment;

▪	announcements by us of significant divestitures or sale of certain assets or intellectual property;

▪	litigation arising out of a wide variety of matters, including, among others, employment matters and intellectual property matters;

▪	departure of key personnel;

▪	single significant stockholders selling for reasons unrelated to the business;

▪	general assumptions made by securities analysts;

▪	general conditions in the IC industry; and

▪	general market conditions and interest rates.

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

Certain provisions of our Certificate of Incorporation and By-Laws, and Delaware law could make it more difficult for a third party to acquire us, even if our stockholders support the acquisition. These provisions include, but are not limited to:

▪	the inability of stockholders to call a special meeting of stockholders;

▪	a prohibition on stockholder action by written consent; and

▪	a requirement that stockholders provide advance notice of any stockholder nominations of directors or any proposal of new business to be considered at any meeting of stockholders.

We are also subject to the anti-takeover laws of Delaware that may prevent, delay or impede a third party from acquiring or merging with us, which may adversely affect the market price of our common stock.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

As of May 1, 2009, our principal leased facilities, located in Austin, Texas, consisted of approximately 214,000 square feet of office space. This leased space includes our headquarters and engineering facility, which has 197,000 square feet with lease terms that extend into calendar year 2012, excluding lease extension options, and 17,000 square feet of leased space at our failure analysis facility with lease terms that extend into calendar year 2013. We have subleased approximately 33,000 square feet of space at our Austin headquarters. The sublease extends into calendar year 2012.

As a result of our facilities consolidation activities, which began in fiscal year 1999 concurrent with the move of our headquarters from California to Texas, as of May 1, 2009, we do not have any leased space in California. We had one California facility, which consisted of approximately 90,000 square feet of leased office and engineering space, expire in April 2009. Further, during fiscal year 2009, we terminated another leased facility in Fremont, California that was approximately 80,000 square feet in size.

During fiscal year 2008, the Company acquired 100 percent of the voting equity interests in Apex. As a result of the acquisition, Cirrus owns a 54,000 square foot facility in Tucson, Arizona, which continues to serve as the assembly and test facility for the Apex product line.

We also continue to lease our former design facility in Boulder, Colorado following the move of the design activities to our headquarters in Austin, Texas. This design facility is approximately 12,000 square feet and has a lease that expires in calendar year 2010. We have subleased approximately 10,000 square feet of this office space and continue to actively pursue sublease tenants for the remaining space.

We currently do not anticipate difficulty in either retaining occupancy at any of our facilities through lease renewals prior to expiration or replacing them with equivalent facilities, and we believe that our existing facilities are suitable and adequate for our present purposes.

Below is a detailed schedule that identifies our occupied leased and owned property locations as of May 1, 2009 with various lease terms through calendar year 2013:

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

On December 19, 2008, a Stipulation of Settlement (the “Original Stipulation”) between the parties was filed with the federal court. The Original Stipulation provided for the proposed settlement of all pending stockholder derivative lawsuits relating to the Company’s historical stock option granting practices. The terms of the settlement included: (1) the adoption by Cirrus Logic of a variety of corporate governance measures, including measures that relate to and address many of the underlying issues in the derivative lawsuits; (2) a release of claims against all defendants and the dismissal of the derivative lawsuits with prejudice; and (3) the payment by the Company’s Directors’ and Officers’ insurer of $2.85 million to the plaintiffs’ lawyers in payment in full of plaintiffs’ claims for attorney’s fees and expenses. As part of the Original Stipulation, the defendants denied any wrongdoing or liability against them as it relates to the claims and contentions alleged by the plaintiffs in the lawsuits. On December 30, 2008, the federal court denied the parties’ proposed stipulation.

On March 13, 2009, a Revised Stipulation of Settlement (the “Revised Stipulation”) was filed with the federal court. The Revised Stipulation modified the terms of the Original Stipulation to address the concerns of the Court raised in the Court’s denial of the Original Stipulation. Specifically, the terms of the Revised Stipulation include: (1) the extension of the term of the proposed corporate governance changes to seven years rather than four years, and the extension of governance changes specifically regarding stock options to remain in effect indefinitely, subject to stockholder approved changes after seven years; (2) a release of claims against all defendants and the dismissal of the derivative lawsuits with prejudice; (3) the payment by the Company’s Directors’ and Officers’ insurer of $2.85 million to the Company; and (4) the withdrawal by plaintiffs of any request for an award of their attorneys’ fees and expenses.

On March 25, 2009, the Court preliminarily approved the settlement and scheduled a hearing for May 28, 2009, to consider whether to provide final approval of the settlement and enter judgment thereon.

At this stage of the litigation, we cannot predict the ultimate outcome and we do not think that any potential liability exists. Any potential proceeds, when received, will be recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting For Contingencies.”

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

	High	Low

Fiscal year ended March 28, 2009
First quarter	$ 7.63	$ 5.50
Second quarter	6.55	4.46
Third quarter	5.95	2.28
Fourth quarter	4.35	2.16
Fiscal year ended March 29, 2008
First quarter	$ 8.93	$ 7.04
Second quarter	8.85	6.19
Third quarter	7.45	4.47
Fourth quarter	6.81	4.00

As of May 26, 2009, there were approximately 915 holders of record of our Common Stock.

We have not paid cash dividends on our Common Stock and currently intend to continue a policy of retaining any earnings for reinvestment in our business.

On January 29, 2009, we announced that our Board authorized a share repurchase program of up to $20 million. The repurchases will be funded from existing cash and may be effected from time to time depending on general market and economic conditions and in accordance with applicable securities laws. No share repurchases under this program have occurred as of March 28, 2009. Our prior repurchase program, which was announced in January 2008 and authorized the repurchase of up to $150 million of our common stock, was completed in April 2008 for a total of $150 million with 24.5 million shares repurchased. All shares of our common stock that were repurchased under this program were cancelled as of June 28, 2008.

Stock Price Performance Graph

The following graph and table show a comparison of the five-year cumulative total stockholder return, calculated on a dividend reinvestment basis, for Cirrus Logic, the S&P 500 Composite Index (the “S&P 500”), and the Semiconductor Subgroup of the S&P Electronics Index (the “S&P Semiconductors Index”).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Cirrus Logic, Inc., The S&P 500 Index
And The S&P Semiconductors Index

*	$100 invested on 3/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending March 31.

Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Copyright© 2009 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved.
(www.researchdatagroup.com/S&P.htm)

	3/04	3/05	3/06	3/07	3/08	3/09

Cirrus Logic, Inc.	100.00	59.63	111.87	101.06	88.65	49.60
S&P 500	100.00	106.69	119.20	133.31	126.54	78.34
S&P Semiconductors	100.00	84.76	91.80	84.76	80.50	57.01

Stockholder returns over the indicated periods should not be considered indicative of future stockholder returns.

The information in this Form 10-K appearing under the heading “Stock Price Performance Graph” is being “furnished” pursuant to Item 2.01(e) of Regulation S-K under the securities Act of 1933, as amended, and shall not be deemed to be “soliciting material” or “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, other than as provided in Item 201(e) of Regulation S-K, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of March 28, 2009, including the Company’s 1987 Stock Option Plan, the 1989 Employee Stock Purchase Plan, the 1990 Directors’ Stock Option Plan, the 1996 Stock Plan, the 2002 Stock Option Plan, the 2006 Stock Incentive Plan, the Audio Logic 1992 Plan, the Peak Audio, Inc. 2001 Stock Plan, the LuxSonor Semiconductors, Inc. 1995 Stock Option Plan, the ShareWave, Inc. 1996 Flexible Stock Incentive Plan, the Stream Machine Company 1996 Stock Plan, the Stream Machine 2001 Stock Plan, and the Stream Machine Company non-statutory stock option grants made outside of a plan (in thousands, except per share amounts):

	(A)	(B)	(C)
			Number of Securities
			remaining available for
	Number of Securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants, and rights	warrants, and rights	column (A))

Equity compensation plans approved by security holders(1)	6,519	$8.04	12,883	(2)
Equity compensation plans not approved by security holders(3)	2,544	$5.96	—

Total	9,063	$7.45	12,883

1.	The Company’s stockholders have approved the Company’s 1989 Employee Stock Purchase Plan, the 1990 Directors’ Stock Option Plan, and the 2006 Stock Incentive Plan. The following plans were assumed by the Company at the time of acquisition, and Cirrus Logic stockholder approval was not required for these plans or their respective outstanding grants, as they were approved by the acquired companies stockholders: the LuxSonor Semiconductors, Inc. 1995 Stock Option Plan, the ShareWave, Inc. 1996 Flexible Stock Incentive Plan, the Stream Machine Company 1996 Stock Plan, and the Stream Machine Company non-statutory stock option grants made outside of a plan.

2.	In addition to shares available for issuance under our 2006 Stock Incentive Plan, the number reported includes 58,338 shares available for grant under the 1990 Directors Stock Option Plan, which was suspended following the stockholder’s approval of the 2006 Stock Incentive Plan, and 778,685 shares available for issuance under the Company’s 1989 Employee Stock Purchase Plan. The 1989 Employee Stock Purchase Plan expired on May 26, 2009, and the 1990 Directors’ Stock Option Plan is set to expire on January 16, 2010. In addition, our board discontinued all future grants under the option plans we assumed in connection with our past acquisitions, including the LuxSonor Semiconductors, Inc. 1995 Stock Option Plan, the ShareWave, Inc. 1996 Flexible Stock Incentive Plan, and the Stream Machine Company 1996 Stock Plan, so shares under these plans have not been included in the total. Approximately 44,000 shares have been deducted from the 2006 available for grant options due to the 1.5 full value award multiplier applied to restricted stock awards.

3.	In August 2002, the Board approved the 2002 Stock Option Plan, which permits awards of fair market value stock options to non-executive employees. As of July 2006, when our stockholders approved the adoption of the 2006 Stock Incentive Plan, we cancelled all remaining options available for grant under the 2002 Stock Option plan.

As of March 28, 2009, the Company was granting equity awards only under the 2006 Stock Incentive Plan.

ITEM 6.	Selected Consolidated Financial Data
(Amounts in thousands, except per share amounts)

The information contained below should be read along with Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 — Financial Statements and Supplementary Data.

	Fiscal Years
	2009	2008	2007	2006	2005
	(1)	(1)	(1)	(3)	(4)

Net sales	$ 174,642	$ 181,885	$ 182,304	$ 193,694	$ 194,900
Net Income (loss)	3,475	(5,846)	27,895	52,426	(13,496)
Basic earnings (loss) per share	$ 0.05	$ (0.07)	$ 0.32	$ 0.61	$ (0.16)
Diluted earnings (loss) per share	$ 0.05	$ (0.07)	$ 0.31	$ 0.60	$ (0.16)
Financial position at year end:
Cash, cash equivalents, restricted investments and marketable securities(2)	$ 120,232	$ 187,498	$ 271,715	$ 243,468	$ 179,713
Total assets	209,496	298,306	353,060	319,041	262,810
Working capital	126,908	194,665	286,417	232,189	183,283
Long-term obligations	8,328	9,381	13,503	14,803	12,353
Total stockholders’ equity(2)	$ 172,928	$ 240,935	$ 304,937	$ 264,270	$ 203,206

1)	Refer to the consolidated financial statements and the Notes thereto contained within this Form 10-K for fiscal years 2007, 2008, and 2009 for an expanded discussion of factors which materially affect the comparability of the information reflected in the selected consolidated financial data presented above.

2)	The reduction in cash, cash equivalents, restricted investments, and marketable securities, as well as total stockholders equity, in fiscal years 2008 and 2009 is primarily attributable to the completion of a $150 million stock repurchase program, which commenced in late fiscal year 2008 and was completed in April 2008 or fiscal year 2009.

3)	Net income in fiscal year 2006 was favorably impacted by a $24.8 million litigation settlement, a $7.0 million gain from a license agreement amendment, and $2.3 million in restructuring related activities.

4)	Net income for fiscal year 2005 was impacted by a $9.5 million restructuring charge associated with the sale of the digital video product line assets and a $20.8 million release of various tax reserves.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included elsewhere in this Form 10-K. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. Actual results could differ materially because of the factors discussed in Part I, Item 1A. “Risk Factors” of this Form 10-K.

Overview

We were incorporated in California in 1984, became a public company in 1989 and were reincorporated in the State of Delaware in February 1999. Through most of our corporate existence, we provided ICs for personal computer applications, including personal computer (“PC”) graphics and storage. In 2001, we refocused our business efforts away from these areas, which we believed had become commodity-like in terms of pricing and offered diminished opportunities for sustained product differentiation and profitability. We reinforced our commitment to operate efficiently and profitably by taking strategic actions beginning in 2005 to improve our top and bottom line growth, including: (1) improving efficiencies by focusing on our product lines including mixed-signal audio, audio DSP, and energy products, (2) divesting ourselves of our digital video product line assets and non-core products to focus on our core strengths, and (3) enhancing our capital structure by completing a $150 million stock repurchase program in fiscal year 2008 to increase long-term stockholder value. We continued this process in fiscal year 2009 with focusing on winning new designs, growing our market share in portable audio products in particular, and by laying the foundation for growth in our DSP and energy products.

The credit market crisis and other macro-economic challenges currently affecting the global economy impacted both the semiconductor industry and our own results of operations in fiscal year 2009. The recession reduced both business and consumer spending, which impacted sales of end-user products that incorporate our components. Consequently, for fiscal year 2009 net sales were down approximately 4 percent from the preceding year. However, our strength in revenue from new products and prudent expense management were key drivers in the Company maintaining bottom-line profitability for the year as a whole while establishing a solid base for future growth. Additionally, in the fourth quarter of fiscal year 2009, we announced a $20 million stock repurchase program. No share repurchases under this program have occurred as of March 28, 2009.

During fiscal year 2008, we acquired 100 percent of the outstanding stock of Apex for a purchase price of approximately $42.8 million, consisting primarily of cash and direct acquisition costs. Apex designs and produces integrated circuits, hybrids and modules used in a wide range of industrial and aerospace applications that require high-power precision analog products, such as PWM’s and power amplifiers. These precision amplifiers are used for driving motors and piezoelectric devices, programmable power supplies and other devices requiring high power and precision control. In fiscal year 2008 we took additional steps to improve our competitive cost structure. First, we committed to a plan to close Caretta Integrated Circuits (“Caretta”), a subsidiary based in Shanghai, China. We also made a strategic decision to further streamline our organization structure which resulted in an additional headcount reduction of 61 employees. Finally, on January 30, 2008, we announced that our Board authorized a share repurchase program of up to $150 million. The Company completed this share repurchase program on April 28, 2008 and purchased a total of 24.5 million shares, or approximately 28% of the total number of shares outstanding prior to the program. All shares of our common stock that were repurchased were cancelled as of June 28, 2008.

Results of Operations

The following table summarizes the results of our operations for each of the past three fiscal years as a percentage of net sales. All percentage amounts were calculated using the underlying data in thousands:

	Fiscal Years Ended
	March 28,	March 29,	March 31,
	2009	2008	2007

Net sales	100%	100%	100%
Gross margin	56%	57%	60%
Research and development	26%	27%	24%
Selling, general and administrative	26%	29%	29%
Restructuring costs and other, net	—%	6%	1%
Impairment of non-marketable securities	—%	2%	2%
Acquired in process research and development	—%	1%	1%
Provision for litigation expenses	1%	—%	—%
Impairment of intangible assets	1%	—%	—%

Income (loss) from operations	2%	(8%)	3%
Realized gain on marketable securities	—%	—%	—%
Interest income	2%	7%	7%
Other income (expense), net	—%	—%	—%

Income (loss) before income taxes	4%	(1%)	10%
Provision (benefit) for income taxes	2%	2%	(5%)

Net income (loss)	2%	(3%)	15%

Net Sales

Commencing with fiscal year 2009, we report sales in two product categories: audio products and energy products. The energy product category had previously been referred to as “industrial,” but has been revised to reflect our focus on integrated circuits designed for a variety of energy exploration, measurement and control applications. Revenue in the new energy product line category includes certain product revenue such as ARM and Communication that is not an ongoing focus or typically considered an energy related product. Our sales by product line is as follows (in thousands):

	March 28,	March 29,	March 31,
	2009	2008	2007

Audio products	$97,293	$100,097	$105,913
Energy products	77,349	81,788	76,391

Total	$174,642	$181,885	$182,304

Net sales for fiscal year 2009 decreased 4 percent, to $174.6 million from $181.9 million in fiscal year 2008. The drop in net sales reflects a $4.4 million decrease in energy product sales and a $2.8 million decrease in audio product sales. Within the energy product group, sales decreases were primarily attributable to seismic, industrial A/D converters and amplifiers, communications, and ARM processor-based products. These decreases were partially offset by an increase in Apex Precision Power product sales, primarily attributable to a full years contributions in fiscal year 2009, as Apex was acquired by the Company on July 24, 2007. The audio products group experienced substantial growth from its’ portable products, which were partially offset by decreases in DAC and ADC product sales.

Net sales for fiscal year 2008 were $181.9 million, virtually unchanged versus sales of $182.3 million in fiscal year 2007. Fiscal year 2008 net sales were impacted by a contribution of $12.6 million from Apex Precision Power products, which were acquired by the Company on July 24, 2007, and by a $9.1 million increase in sales of portable products from our audio product line. These sales increases were offset by unfavorable sales variances from various products within the audio and energy product lines. In particular, DAC, interface, and ADC products within the audio products group experienced sales reductions in fiscal year 2008 versus fiscal year 2007, while seismic and communications products incurred unfavorable sales variances within the energy product group.

Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were approximately $119.5 million in fiscal year 2009, $112.5 million in fiscal year 2008, and $112.8 million in fiscal year 2007. Export sales to customers located in Asia were 48 percent of net sales in fiscal year 2009, 40 percent of net sales in fiscal year 2008, and 44 percent of net sales in fiscal year 2007. All other export sales represented 20 percent, 22 percent, and 18 percent of net sales in fiscal years 2009, 2008, and 2007, respectively.

Our sales are denominated primarily in U.S. dollars. During fiscal years 2009, 2008, and 2007, we did not enter into any foreign currency hedging contracts.

Sales to Avnet, Inc., our largest distributor, represented 33 percent, 27 percent, and 29 percent of net sales in fiscal years 2009, 2008, and 2007, respectively. The increase in sales to Avnet from fiscal year 2008 to fiscal year 2009 is partially related to Avnet’s acquisition of Azzurri Technology Ltd., a former distributor for Cirrus Logic, early in fiscal year 2009. We had one end customer whose sales revenues represented more than 15% of the Company’s net sales for the fiscal year ending March 28, 2009, while sales to our ten largest customers represented approximately 36% of our revenues. No other customer or distributor represented more than 10 percent of net sales in fiscal years 2009, 2008, or 2007. The loss of a significant customer or a significant reduction in their orders could have an adverse affect on our sales.

Gross Margin

Gross margin was 56 percent in fiscal year 2009, down from 57 percent in fiscal year 2008. The decrease in margin from fiscal year 2008 was mainly due to changes in both customer and product mix. The audio product group experienced a reduction in margin from fiscal year 2008 to fiscal year 2009, which was partially offset by an increase in energy product margin for this same period. The sale of product that had been written down in prior fiscal years contributed approximately $1.6 million, or 0.9 percent, to gross margin compared to contribution of approximately $1.1 million, or 0.6 percent, in fiscal year 2008. In total, excess and obsolete inventory charges decreased by $1.4 million from fiscal year 2008, which increased gross margin by 0.8 percentage points.

Gross margin was 57 percent in fiscal year 2008, down from 60 percent in fiscal year 2007. The decrease in margins from fiscal year 2007 was mainly due to changes in both customer and product mix. Both the audio product group margin and energy product group margin experienced slight decreases in fiscal year 2008 versus fiscal year 2007. The sale of product that had been written down in prior fiscal years contributed approximately $1.1 million, or 0.6 percent, to gross margin compared to contribution of approximately $1.9 million, or 1.0 percent, in fiscal year 2007. In total, excess and obsolete inventory charges increased by $0.4 million from fiscal year 2007, which decreased gross margin by 0.2 percentage points.

Research and Development Expenses

Fiscal year 2009 research and development expenses decreased $4.2 million from fiscal year 2008. The decrease was primarily due to a decrease in product development expenses of $1.9 million, as a result of lower mask expenses and engineering wafer costs. In addition, salary and benefit costs associated with research and development personnel decreased by $1.5 million. Finally, non-recurring engineering worked performed and billed to third parties resulted in an additional $0.7 million reduction in research and development expenses.

Fiscal year 2008 research and development expenses increased $4.5 million from fiscal year 2007. Depreciation and amortization charges increased $2.2 million, substantially due to the acquisition of Apex on July 24, 2007, and also due to the acquisition of certain assets from Tripath Technologies, Inc. for $3.5 million in the first quarter of fiscal year 2008. Salary and benefits costs increased by $1.3 million, largely attributable to the acquisition of Apex. Finally, product development expenses increased by $0.9 million due to higher spending for outsourced firmware, engineering test time, and tape outs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $8.3 million in fiscal year 2009, or 15 percent, compared to fiscal year 2008. The decrease was primarily attributable to a $3.7 million reduction in professional expenses caused by the absence of fees associated with the internal stock option investigation performed in fiscal year 2008 and the reduction in Silvaco lawsuit expenses. See also Part 1 — Item 3 “Legal Proceedings” for additional discussion regarding the Silvaco Data Systems lawsuit. Commission expense decreased $1.2 million due primarily to lower sales and fluctuations in commissionable product mix in fiscal year 2009 versus fiscal year 2008. Salaries and benefits costs were $1.5 million lower in fiscal year 2009 versus fiscal year 2008, primarily due to reduced headcount and other associated employee costs. Finally, occupancy costs in fiscal year 2009 were $0.9 million lower than in fiscal year 2008, primarily due to the termination of a lease in Fremont, California.

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

Restructuring Costs and Other, net

During fiscal year 2008, we recorded net restructuring charges of $10.5 million as a separate line item on the statement of operations in operating expenses under the caption “Restructuring costs and other, net.” This net charge was comprised primarily of two separate steps taken to improve our competitive cost structure. First, we committed to a plan to close Caretta, a subsidiary based in Shanghai, China. This action eliminated approximately 30 positions in China during the Company’s fourth fiscal quarter, and resulted in the Company recording primarily a non-cash charge for the assets and goodwill related to Caretta of $10.2 million, as well as $0.9 million in cash payments for the affected employees. Also in the fourth quarter of fiscal year 2008, we reduced headcount by 61 employees. The restructuring charge associated with this activity amounted to $0.9 million, and were primarily related to employee severance costs. Also in fiscal year 2008, in connection with the expiration of a lease agreement in Fremont, California in December 2007, we recorded a $1.5 million reduction to the fiscal year 2004 and 2006 restructuring liabilities to reduce the accrual to the estimated final settlement amounts. See also Note 10 - Restructuring Costs and Other of the Notes to Consolidated Financial Statements contained in Item 8 for additional discussion on these restructuring activities.

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

As of March 28, 2009, we have a remaining restructuring accrual for all of our past restructurings of $2.0 million, primarily related to future lease payments net of anticipated subleases that will be paid over the respective lease terms through fiscal year 2013. We have classified $0.9 million of this restructuring accrual as long-term.

Impairment of Non-Marketable Securities

During the second quarter of fiscal year 2008, we determined an impairment indicator existed related to our remaining cost method investment in Magnum Semiconductor, Inc. (“Magnum”), as Magnum had received additional capital funding from other sources, and our portion of the investment was diluted. We performed a fair value analysis of our cost method investment in Magnum in accordance with Emerging Issues Task Force No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Based on the results of the analysis on September 29, 2007, we recognized an impairment of $3.7 million to reduce the carrying value of the Magnum cost method investment to zero. The impairment was recorded as a separate line item on the statement of operations in operating expenses under the caption “Impairment of non-marketable securities.”

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

Acquired In-Process Research and Development

On July 24, 2007, we acquired 100 percent of the outstanding stock of Apex. The results of Apex’s operations have been included in our consolidated financial statements since the acquisition date. We acquired Apex for a purchase price of approximately $42.8 million, consisting primarily of cash and direct acquisition costs. Approximately $1.8 million of the purchase price was allocated to in-process research and development and was included in total operating expenses on the consolidated statement of operations under the caption “Acquired in process research and development.” Of the remaining purchase price, $21.2 million was allocated to acquired intangible assets, $16.9 million was allocated to identified assets including fixed assets, accounts receivable, and inventory, $6.2 million was allocated to goodwill, and $3.3 million was allocated to net liabilities assumed. In fiscal year 2009, a refund of $0.2 million related to income taxes was received, which reduced goodwill to $6.0 million.

During fiscal year 2007, we acquired 100 percent of the voting equity interests in Caretta, a company based in Shanghai, China that specialized in designing power management integrated circuits for the single-cell lithium ion battery market. In allocating the $11.3 million purchase price, we immediately recognized an expense of $1.9 million for research and development that was defined as “in-process” at the time of acquisition. This charge is included in total operating expenses on the consolidated statement of operations under the caption “Acquired in process research and development.” Of the remaining purchase price, $4.1 million was allocated to acquired technology, $6.5 million was allocated to goodwill and $1.2 million was allocated to net liabilities assumed. Due to the closure of this office, all technology and goodwill was written off in the fourth quarter of fiscal year 2008. See Note 10 — Restructuring Costs and Other of the Notes to Consolidated Financial Statements contained in Item 8 for further discussion.

Provision For Litigation Expenses

During the second quarter of fiscal year 2009, we recognized a $1.8 million charge related to previously incurred and current legal fees and expenses associated with our ongoing derivative lawsuits. Approximately $0.8 million of those costs were capitalized in “Other current assets” on the consolidated balance sheets as of March 29, 2008. Based on a proposed settlement of the derivative lawsuits in December 2008, the Company believed that it was more likely than not that previously incurred and current legal fees and expenses of $1.8 million related to this matter would not ultimately be recovered under the Company’s Directors and Officers insurance policy and should be expensed. The charge was recorded as a separate line item on the consolidated statement of operations in operating expenses under the heading “Provision for litigation expenses,” with a corresponding reduction in “Other current assets.” Additional costs were incurred throughout fiscal year 2009 related to this matter resulting in a cumulative amount of $2.2 million in provisions for litigation expenses as of March 28, 2009. On December 19, 2008, the initial Stipulation of Settlement (the “Original Stipulation”) between the parties with respect to the derivative lawsuit was filed with the federal court. On December 30, 2008, the federal court denied the parties’ proposed stipulation. On March 13, 2009, a Revised Stipulation of Settlement (the “Revised Stipulation”) was filed with the federal court. The Revised Stipulation modified the terms of the Original Stipulation to address the concerns of the Court raised in the Court’s denial of the Original Stipulation. On March 25, 2009, the Court preliminarily approved the settlement and scheduled a hearing for May 28, 2009, to consider whether to provide final approval of the settlement and enter judgment thereon. The ultimate disposition of the case may result in additional financial consequences, which we are unable to predict at this time, and any such adjustments will be recorded in accordance with FASB No. 5, “Accounting for Contingencies.” See Note 8, Legal Matters, to the Consolidated Financial Statements for additional information.

Impairment of Intangible Assets

In the fourth quarter of fiscal year 2009, we noted several impairment indicators surrounding our patents acquired from Tripath in June, 2007. We performed an impairment analysis under Statement of Financial Accounting Standard No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” and noted that the undiscounted cash flows estimated to be generated from these patents were less than the carrying amount of the assets. We then compared the estimated fair value of these assets to their carrying amount and recognized an impairment loss of $2.1 million. These assets have a remaining carrying value of $0.2 million at March 28, 2009. The impairment was recorded as a separate line item on the statement of operations in operating expenses under the caption “Impairment of intangible assets.”

Realized Gain on Marketable Securities

During the first quarter of fiscal year 2007, we sold all of our shares in Prudential Financial Inc. (“Prudential”) and realized a gain of $0.2 million. We received these shares as we were a policy holder at the time of Prudential’s demutualization.

Interest Income

Interest income in fiscal years 2009, 2008, and 2007 was $2.8 million, $12.1 million, and $13.1 million respectively. The decrease in interest income in fiscal year 2009 compared to fiscal years 2008 and 2007 was attributable to two factors: to lower average cash and cash equivalent balances on which interest was earned, principally attributable to the cash requirements associated with the Company’s common stock repurchases occurring in the fourth quarter of fiscal year 2008 and the first quarter of fiscal year 2009; and also to lower yields on invested capital. On January 28, 2008 our Board of Directors authorized a share repurchase program of up to $150 million. The Company completed the stock repurchase program on April 28, 2008, for a total of $150 million with 24.5 million shares repurchased.

Income Taxes

We recorded an income tax provision of $2.7 million in fiscal year 2009 on a pre-tax income of $6.2 million, yielding an effective tax rate of 44 percent. Our effective tax rate was higher than the U.S. statutory rate of 35 percent primarily due to a $2.7 million charge to tax expense in the fourth quarter of fiscal year 2009 to increase the valuation allowance on our U.S. deferred tax assets. This increase in the valuation allowance was based on an evaluation of the net U.S. deferred tax assets we expect to utilize in the upcoming year as a result of projected tax basis net income.

We recorded an income tax provision of $3.0 million in fiscal year 2008 on a pre-tax loss of $2.8 million, yielding an effective tax rate of 109 percent. Our effective tax rate was higher than the U.S. statutory rate of 35 percent primarily due to a $4.6 million charge to tax expense to increase the valuation allowance on our U.S. deferred tax assets.

In fiscal year 2007, we released $7.8 million of the valuation allowance that had been placed on our U.S. deferred tax assets. This release was based on our history of utilizing deferred tax assets and our expectation to do so again in fiscal year 2008. We recorded an income tax benefit of $8.4 million in fiscal year 2007 on pre-tax income of $19.5 million, yielding an effective tax benefit rate of 43.1 percent. Our effective tax rate was lower than the U.S. statutory rate of 35 percent primarily as a result of the realization of deferred tax assets that had been fully reserved and the release of a portion of the valuation allowance on certain deferred tax assets that have not yet been utilized. Our effective tax rate also reflected a nonrecurring tax benefit of $0.7 million that was generated by the reversal of prior year non-U.S. tax liabilities due to the expiration of statutes of limitations for the years in which certain potential non-U.S. tax liabilities had existed.

We evaluate the realizability of the deferred tax assets on a quarterly basis. We have deferred tax assets generated in non-U.S. jurisdictions that we have recognized since it is more likely than not that these assets will be realized.

Outlook

The credit market crisis and other macro-economic challenges currently affecting the global economy impacted both the semiconductor industry and our own results of operations in fiscal year 2009. Global business and consumer spending decreased, resulting in lower end user demand for our products — particularly during the third and fourth quarters of fiscal year 2009. In turn, our customers reacted to the lower end user demand by reducing their orders for many of our products. Since we cannot predict the severity, duration or precise impact of the economic downturn on our future financial results, our reported results for the fourth quarter and fiscal year 2009 may not be indicative of our future results. Our outlook for fiscal year 2010 reinforces our commitment to drive to consistent operating profitability exclusive of any unusual, non-recurring events, such as acquisitions, divestures, impairments, or litigation events. Given current indicators, we expect to maintain operating profitability, exclusive of unforeseen events or a further deterioration in the macro economic environment, by achieving design wins and market share growth and continuing to focus on developing outstanding analog and digital signal processing components for the audio and energy markets. We remain committed to being a profitable company and utilizing our engineering and intellectual property resources to achieve growth.

We are focused on building a leadership position in our audio and energy product lines. We believe that we will continue to build on our success in portable audio applications, as we focus on expanding our market reach to include smart phone applications. In addition, we have new products that support home audio applications, such as sound bars, as well as new automotive audio applications. During fiscal year 2009, we also launched new energy products which provide new market opportunities related to motor control. We look to expand our reach into the smart energy markets, as we begin sampling new power factor correction products this year.

Overall, we believe that we are well positioned to face the challenges presented by the current economic environment, but future sales, costs, margins, profits and profitability are all influenced by numerous factors, all of which are inherently difficult to forecast. Please refer to Item 1A — Risk Factors for additional information on these factors.

Liquidity and Capital Resources

In fiscal year 2009, our operating activities generated $23.1 million in cash. The positive cash flow from operating activities is predominantly due to the cash components of our net income as well as a $9.3 million decrease in accounts receivable and a $2.7 million decrease in inventory, which were partially offset by a $6.3 million decrease in accounts payable and a $4.3 million decrease in other accrued liabilities. In fiscal year 2008, our operating activities generated $31.4 million in cash. The positive cash flow from operating activities was predominantly due to the cash components of our net loss as well as a $4.9 million increase in accounts payable, a $2.3 million increase in other accrued liabilities, and a $2.3 million increase in deferred revenue. These increases were partially offset by a $3.3 million increase in inventories and a $1.7 million decrease in accrued salaries and benefits. In fiscal year 2007, our operating activities generated $35.6 million in cash. The positive cash flow from operating activities was predominantly due to the cash components of our net income as well as a $2.4 million and $2.2 million decrease in inventories and accounts receivable, respectively. These increases were partially offset by a $3.7 million decrease in accounts payable.

In fiscal year 2009, we generated approximately $36.5 million in cash from investing activities, principally due to the net sale of $41.8 million in marketable securities. In addition, during fiscal year 2009 we invested $3.1 million in property, equipment, and capitalized software and $2.1 million in technology. In fiscal year 2008, we generated approximately $2.9 million in cash from investing activities, principally due to the net sale of $53.4 million in marketable securities, substantially offset by our purchase of Apex for approximately $42.8 million, net of cash acquired. In addition, during fiscal year 2008 we invested $3.8 million and $3.7 million in technology and property, equipment, and capitalized software, respectively. In fiscal year 2007, we used approximately $71.5 million in cash for investing activities. This was principally due to the net purchase of $56.7 million in marketable securities and our purchase of Caretta for approximately $10.7 million, net of cash acquired. In addition, during fiscal year 2007 we invested $3.3 million and $2.0 million in technology and property, equipment, and capitalized software, respectively.

During fiscal years 2009, 2008, and 2007, we generated $2.6 million, $5.6 million and $7.2 million, respectively, in cash from financing activities related to the receipt of cash from common stock issuances as a result of the exercises of employee stock options and our employee stock purchase plan. During the first quarter of fiscal year 2009, the Company utilized approximately $87.2 million in cash to repurchase and retire portions of its outstanding common stock, as previously discussed in Part II — Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. During the fourth quarter of fiscal year 2008, the Company utilized approximately $71.1 million in cash to repurchase and retire portions of its outstanding common stock under this same stock repurchase program.

As of March 28, 2009, we had restricted investments of $5.8 million, which primarily secures certain obligations under our lease agreement for our principal facility located in Austin, Texas. This facility is 197,000 square feet and houses our headquarters and engineering operations. The lease agreement for our headquarters and engineering facility includes a letter of credit in the amount of $5.1 million until November 2011, at which point the requirement decreases to $2.6 million with the letter of credit ceasing in May 2012.

Although we cannot provide assurances to our stockholders that we will be able to generate cash in the future, we anticipate that our existing capital resources and cash flow generated from future operations will enable us to maintain our current level of operations for at least the next 12 months.

Off-Balance Sheet Arrangements

In our business activities, we incur certain commitments to make future payments under contracts such as purchase orders, operating leases and other long-term contracts. Maturities under these contracts are set forth in the following table as of March 28, 2009:

	Payment due by period (in thousands)
	< 1 year	1 – 3 years	3 – 5 years	> 5 years	Total

Facilities leases, net	$4,794	$8,477	$1,748	$—	$15,019
Equipment leases	16	8	—	—	24
Wafer purchase commitments	6,458	—	—	—	6,458
Assembly purchase commitments	712	—	—	—	712
Outside test purchase commitments	1,254	—	—	—	1,254
Manufacturing raw materials	534	—	—	—	534
Other purchase commitments	133	—	—	—	133

Total	$13,901	$8,485	$1,748	$—	$24,134

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The implementation of this standard is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP 142-3) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(revised) “Business Combinations” (“SFAS No. 141R”). The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. Early adoption is prohibited. We do not expect the adoption of FSP 142-3 to have a material impact on our consolidated results of operations or financial condition.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R provides for several changes in the manner in which an entity accounts for business combinations. It establishes principles and requirements for how an acquirer recognizes fair values of acquired assets, including goodwill, and assumed liabilities. SFAS No. 141R requires the acquirer to recognize 100% of the fair values of acquired assets and liabilities, including goodwill, even if the acquirer has acquired less than 100% of the target. As a result, the current step-acquisition model will be eliminated. SFAS No. 141R requires that transaction costs be expensed as incurred and are not considered part of the fair value of an acquirer’s interest. Under SFAS No. 141R, acquired research and development value will no longer be expensed at acquisition, but instead will be capitalized as an indefinite-lived intangible asset, subject to impairment accounting throughout its development stage and then subject to amortization and impairment after development is complete. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. The impact of adopting SFAS No. 141R will be dependent on the future business combinations that the Company may pursue.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51” (“SFAS No. 160”). This statement amends Accounting Research Bulletin (ARB) 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, which was March 29, 2009 for Cirrus. As of the date of the adoption, SFAS No. 160 did not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides for delayed application of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years. The Company adopted certain provisions of SFAS No. 157 effective March 30, 2008 (see Note 9, Fair Value Measurements, to the Condensed Consolidated Financial Statements for additional information). We adopted the provisions of SFAS 157 with respect to our non-financial assets and non-financial liabilities effective March 29, 2009 pursuant to the requirements of FSP 157-2. The implementation of this standard is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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

We believe the following critical accounting policies involve significant judgments and estimates that are used in the preparation of the consolidated financial statements:

▪	For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of the Financial Accounting Standard Board’s Statement of Financial Accounting Standards No. 123 (R) “Share-Based Payment” (“SFAS No. 123(R)”), we perform an analysis of current market data and historical company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our Consolidated Statement of Operations. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements. See Note 12 — Stockholders’ Equity of the Notes to Consolidated Financials Statements contained in Item 8.

▪	We maintain allowances for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We regularly evaluate our allowance for doubtful

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

▪	Inventories are recorded at the lower of cost or market, with cost being determined on a first-in, first-out basis. We write down inventories to net realizable value based on forecasted demand, management judgment and the age of inventory. Actual demand and market conditions may be different from those projected by management, which could have a material effect on our operating results and financial position. See Note 1 — Description of Business and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in Item 8.

▪	We evaluate the recoverability of property, plant and equipment and intangible assets in accordance with Statement of Financial Accounting Standard No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” We test for impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. An impairment loss is recognized in the event the carrying value of these assets exceeds the fair value of the applicable assets. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, which could have a material effect on our operating results and financial position. See Note 6 — Intangibles, net of the Notes to Consolidated Financial Statements contained in Item 8.

▪	The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Goodwill is recorded at the time of an acquisition and is calculated as the difference between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development (IPR&D). Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) a significant slowdown in the worldwide economy and the semiconductor industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results. In accordance with SFAS No. 142, the Company tests goodwill for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period.

▪	Our available-for-sale investments, non-marketable securities and other investments are subject to a periodic impairment review pursuant to FSP 115-1 and FSP 124-1. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment and actual results may be materially different than our estimate. Marketable securities are evaluated for impairment if the decline in fair value below cost basis is significant and/or has lasted for an extended period of time. Non-marketable securities or other investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. For investments accounted for using the cost method of accounting, we evaluate information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults, and subsequent rounds of financings at an amount below the cost basis of the investment. This list is not all inclusive and we weigh all quantitative and qualitative factors in determining if an other-than-temporary decline in value of an investment has occurred. When a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period’s operating results to the extent of the decline. Actual values could be different from those estimated by management, which could have a material effect on our operating results and financial position. See Note 2 — Marketable Securities and Note 4 — Non-Marketable Securities of the Notes to Consolidated Financial Statements contained in Item 8.

▪	In accordance with Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes,” we provide for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance against a substantial portion of our net U.S. deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis by determining whether or not the anticipated pre-tax income for the upcoming twelve months is expected to be sufficient to utilize the deferred tax assets that we have recognized. If our future income is not sufficient to utilize the deferred tax assets that we have recognized, we increase the valuation allowance to the point at which all of the remaining recognized deferred tax assets will be utilized by the anticipated future pre-tax income for the next twelve months. An increase in the valuation allowance results in a simultaneous increase to income tax expense or, in some cases, a decrease in contributed capital. If our anticipated future pre-tax income is sufficient to conclude that additional deferred tax assets should be recognized, we decrease the valuation allowance. This results in a simultaneous decrease to income tax expense or, possibly, an increase in contributed capital. See Note 14 — Income Taxes of the Notes to Consolidated Financial Statements contained in Item 8.

▪	Restructuring charges for workforce reductions and facilities consolidations reflected in the accompanying financial statements were accrued based upon specific plans established by management, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” We use an estimated borrowing rate as the discount rate for all of our restructuring accruals made under SFAS No. 146. Our facilities consolidation accruals are based upon our estimates as to the length of time a facility would be vacant, as well as the amount of sublease income we would receive once we sublet the facility, after considering current and projected market conditions. Changes in these estimates could result in an adjustment to our restructuring accruals in a future quarter, which could have a material effect on our operating results and financial position. See Note 10 — Restructuring Costs and Other of the Notes to Consolidated Financial Statements contained in Item 8.

▪	We are subject to the possibility of loss contingencies for various legal matters. See Note 8 — Legal Matters of the Notes to Consolidated Financial Statements contained in Item 8. We regularly evaluate current information available to us to determine whether any accruals should be made based on the status of the case, the results of the discovery process and other factors. If we ultimately determine that an accrual should be made for a legal matter, this accrual could have a material effect on our operating results and financial position and the ultimate outcome may be materially different than our estimate.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks associated with interest rates on our debt securities, currency movements on non-U.S. dollar denominated assets and liabilities, and the affect of market factors on the value of our non-marketable equity securities. We assess these risks on a regular basis and have established policies to protect against the adverse effects of these and other potential exposures. All of the potential changes noted below are based on sensitivity analyses as of March 28, 2009. Actual results may differ materially.

Interest Rate Risk

At March 28, 2009, an immediate one percent, or 100 basis points, increase or decrease in interest rates could result in a $1.5 million fluctuation in our annual interest income. At March 29, 2008, an immediate one percent, or 100 basis points, increase or decrease in interest rates could have resulted in a $2.3 million fluctuation in our annual interest income. At March 31, 2007, an immediate one percent, or 100 basis points, increase or decrease in interest rates could have resulted in a $2.6 million fluctuation in our annual interest income. For all of these fiscal years, the risks associated with fluctuating interest rates were limited to our annual interest income and not the underlying principal as we generally have the ability to hold debt related investments to maturity. The decreased interest rate risk is based solely on a decrease in total cash and marketable securities. The amounts disclosed in this paragraph are based on a 100 basis point fluctuation in interest rates applied to the average cash balance for that fiscal year.

Foreign Currency Exchange Risk

Our revenue and spending is transacted primarily in U.S. dollars; however, in fiscal years 2009, 2008, and 2007, we entered into minimal transactions in other currencies to fund the operating needs of our design, technical support and sales offices outside of the U.S. As of March 28, 2009 and March 29, 2008, a ten percent change in the value of the related currencies would not have a material impact on our results of operations and financial position.

In addition to the direct effects of changes in exchange rates on the value of open exchange contracts, we may, from time to time, have changes in exchange rates that can also affect the volume of sales or the foreign currency sales prices of our products and the relative costs of operations based overseas.

Non-Marketable Securities Risk

Our investments in non-marketable securities are affected by many of the same factors that could result in an adverse movement of market prices, although the impact cannot be directly quantified. Such a movement and the underlying economic conditions would negatively affect the prospects of the companies we invest in, their ability to raise additional capital and the likelihood of our being able to realize our investments through liquidity events such as initial public offerings, mergers or private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. As of March 31, 2007, our investments in non-marketable securities had a carrying value of $3.6 million. This carrying amount approximated fair value as of March 31, 2007. During the second quarter of fiscal year 2008, we determined an impairment indicator existed related to our remaining cost method investment in Magnum, as Magnum had participated in another round of capital funding from other sources, and our portion of the investment was diluted. We performed a fair value analysis of our cost method investment in Magnum in accordance with EITF 03-1. Based on the results of that analysis as of September 29, 2007, we recognized an impairment of $3.7 million to reduce the carrying value of the Magnum cost method investment to zero. The impairment is recorded as a separate line item on the statement of operations in operating expenses under the caption “Impairment of non-marketable securities.” At March 28, 2009, we had no remaining investments in non-marketable securities that have not been fully impaired.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Cirrus Logic, Inc.

We have audited the accompanying consolidated balance sheets of Cirrus Logic, Inc. as of March 28, 2009 and March 29, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended March 28, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cirrus Logic, Inc. at March 28, 2009 and March 29, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 28, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective April 1, 2007, the Company adopted Financial Accounting Standards Board Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cirrus Logic, Inc.’s internal control over financial reporting as of March 28, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 29, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas
May 29, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Cirrus Logic, Inc.

We have audited Cirrus Logic, Inc.’s internal control over financial reporting as of March 28, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cirrus Logic, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cirrus Logic, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 28, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cirrus Logic, Inc. as of March 28, 2009 and March 29, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended March 28, 2009 of Cirrus Logic, Inc. and our report dated May 29, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas
May 29, 2009

CIRRUS LOGIC, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 28,	March 29,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$31,504	$56,614
Restricted investments	5,755	5,755
Marketable securities	79,346	125,129
Accounts receivable, net	13,306	22,652
Inventories	19,878	22,464
Prepaid assets	2,527	2,744
Other current assets	2,832	7,297

Total current assets	155,148	242,655
Long-term marketable securities	3,627	—
Property, plant and equipment, net	19,367	20,961
Intangibles, net	23,309	26,044
Goodwill	6,027	6,194
Other assets	2,018	2,452

	$209,496	$298,306

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,886	$16,164
Accrued salaries and benefits	6,432	7,085
Deferred income on shipments to distributors	5,918	6,584
Other accrued liabilities	6,004	18,157

Total current liabilities	28,240	47,990
Lease commitments and contingencies	2,077	2,924
Long-term restructuring accrual	931	1,818
Other long-term liabilities	5,320	4,639
Stockholders’ Equity:
Preferred stock, 5.0 million shares authorized but unissued	—	—
Common stock, $0.001 par value, 280,000 shares authorized, 65,241 shares and 75,899 shares issued and outstanding at March 28, 2009 and March 29, 2008, respectively	65	76
Additional paid-in capital	945,390	937,640
Accumulated deficit	(771,951)	(696,557)
Accumulated other comprehensive loss	(576)	(224)

Total stockholders’ equity	172,928	240,935

	$209,496	$298,306

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Years Ended
	March 28,	March 29,	March 31,
	2009	2008	2007

Net sales	$174,642	$181,885	$182,304
Cost of sales	77,458	78,652	73,290

Gross margin	97,184	103,233	109,014

Operating expenses:
Research and development	44,315	48,484	43,961
Selling, general and administrative	45,304	53,554	51,755
Restructuring costs and other, net	—	10,542	1,106
Impairment of non-marketable securities	—	3,657	4,290
Acquired in-process research and development	—	1,761	1,925
Provision for litigation expenses	2,205	—	—
Impairment of intangible assets	2,144	—	—

Total operating expenses	93,968	117,998	103,037

Income (loss) from operations	3,216	(14,765)	5,977
Realized gain on marketable securities	—	—	193
Interest income	2,777	12,068	13,146
Other income (expense), net	164	(104)	177

Income (loss) before income taxes	6,157	(2,801)	19,493
Provision (benefit) for income taxes	2,682	3,045	(8,402)

Net income (loss)	$3,475	$(5,846)	$27,895

Basic earnings (loss) per share:	$0.05	$(0.07)	$0.32
Diluted earnings (loss) per share	$0.05	$(0.07)	$0.31
Weighted average common shares outstanding:
Basic	65,530	87,967	87,643
Diluted	65,711	87,967	88,805

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years Ended
	March 28,	March 29,	March 31,
	2009	2008	2007

Cash flows from operating activities:
Net income (loss)	$3,475	$(5,846)	$27,895
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,168	8,582	6,382
Acquired in-process research and development	—	1,761	1,925
Loss on retirement or write-off of long-lived assets	113	8	235
Amortization of lease settlement	(995)	(249)	(746)
Deferred income taxes	2,701	4,222	(7,553)
Realized gain on marketable securities	—	—	(193)
Stock compensation expense	5,166	5,274	5,481
Impairment of intangible assets	2,144	10,433	—
Impairment of non-marketable securities	—	3,657	4,290
Changes in operating assets and liabilities:
Accounts receivable, net	9,346	(666)	2,150
Inventories	2,744	(3,259)	2,396
Other assets	2,201	(332)	1,623
Accounts payable	(6,278)	4,868	(3,721)
Accrued salaries and benefits	(653)	(1,672)	1,196
Deferred revenues	(666)	2,294	(2,808)
Income taxes payable	—	(3)	(667)
Other accrued liabilities	(4,399)	2,278	(2,260)

Net cash provided by operating activities	23,067	31,350	35,625

Cash flows from investing activities:
Proceeds from sale of marketable securities	148,941	250,549	161,524
Purchases of available for sale marketable securities	(107,137)	(197,119)	(218,186)
Purchases of property, plant and equipment	(3,060)	(3,699)	(1,981)
Investments in technology	(2,127)	(3,750)	(3,282)
Acquisition of businesses, net of cash acquired	(550)	(42,753)	(10,713)
Proceeds from sale of property, plant and equipment	—	—	52
Decrease (increase) in deposits and other assets	414	(360)	1,062

Net cash provided by (used in) investing activities	36,481	2,868	(71,524)

Cash flows from financing activities:
Repurchase and retirement of common stock	(87,242)	(71,119)	—
Issuance of common stock, net of issuance costs	2,584	5,555	7,184

Net cash provided by (used in) financing activities	(84,658)	(65,564)	7,184

Net decrease in cash and cash equivalents	(25,110)	(31,346)	(28,715)
Cash and cash equivalents at beginning of year	56,614	87,960	116,675

Cash and cash equivalents at end of year	$31,504	$56,614	$87,960

Supplemental disclosures of cash flow information
Cash payments (refunds) during the year for:
Interest expense	$—	$—	$—
Income taxes	174	141	(165)

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance, March 25, 2006	86,816	$87	$914,148	$(649,075)	$(890)	$264,270

Components of comprehensive income (loss):
Net income	—	—	—	27,895	—	27,895
Change in unrealized loss on marketable securities	—	—	—	—	300	300
Realized gain on marketable securities	—	—	—	—	(193)	(193)

Total comprehensive income	—	—	—	—	—	28,002

Issuance of stock under stock plans	1,347	1	7,183	—	—	7,184
Amortization of deferred stock compensation	—	—	5,481	—	—	5,481

Balance, March 31, 2007	88,163	88	926,812	(621,180)	(783)	304,937

Components of comprehensive income (loss):
Net loss	—	—	—	(5,846)	—	(5,846)
Change in unrealized gain on marketable securities	—	—	—	—	559	559

Total comprehensive income	—	—	—	—	—	(5,287)

Issuance of stock under stock plans	1,043	1	5,554	—	—	5,555
Cumulative effect of initial adoption of FIN 48	—	—	—	1,575	—	1,575
Repurchase and retirement of common stock	(13,307)	(13)	—	(71,106)	—	(71,119)
Amortization of deferred stock compensation	—	—	5,274	—	—	5,274

Balance, March 29, 2008	75,899	76	937,640	(696,557)	(224)	240,935

Components of comprehensive income (loss):
Net income	—	—	—	3,475	—	3,475
Change in unrealized gain on marketable securities	—	—	—	—	(352)	(352)

Total comprehensive income	—	—	—	—	—	3,123

Issuance of stock under stock plans	579	—	2,584	—	—	2,584
Repurchase and retirement of common stock	(11,237)	(11)	—	(78,869)	—	(78,880)
Amortization of deferred stock compensation	—	—	5,166	—	—	5,166

Balance, March 28, 2009	65,241	$65	$945,390	$(771,951)	$(576)	$172,928

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Cirrus Logic, Inc. (“Cirrus Logic,” “Cirrus,” “We,” “Us,” “Our,” or the “Company”) develops high-precision, analog and mixed-signal integrated circuits (“ICs”) for a broad range of consumer and industrial markets. Building on our diverse analog and mixed-signal patent portfolio, Cirrus Logic delivers highly optimized products for consumer and commercial audio, automotive entertainment and targeted industrial applications. We also develop ICs, board-level modules and hybrids for high-power amplifier applications branded as the Apex Precision Powertm (“Apex”) line of products. We also provide complete system reference designs based on our technology that enable our customers to bring products to market in a timely and cost-effective manner.

We were founded in 1984 and were reincorporated in the State of Delaware in February 1999. Our primary facilities, housing engineering, sales and marketing, administration, and test operations are located in Austin, Texas. In addition, we have an administrative and manufacturing facility in Tucson, Arizona and sales locations internationally and throughout the United States. We also serve customers from international sales offices in Europe and Asia, including the People’s Republic of China, Hong Kong, South Korea, Japan, Singapore, Taiwan, and the United Kingdom. Our common stock, which has been publicly traded since 1989, is listed on the NASDAQ Global Select Market under the symbol CRUS.

Basis of Presentation

We prepare financial statements on a 52- or 53-week year that ends on the last Saturday in March. Fiscal years 2009 and 2008 were 52-week years whereas fiscal year 2007 was a 53-week year.

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

Restricted Investments

As of March 28, 2009 and March 29, 2008, we had restricted investments of $5.8 million in support of our letters of credit needs. The letters of credit primarily secure certain obligations under our operating lease agreement for our headquarters and engineering facility in Austin, Texas and are scheduled for periodic declines in amount.

Marketable Securities

We determine the appropriate classification of marketable securities at the time of purchase and reevaluate this designation as of each balance sheet date. We classify these securities as either held-to-maturity, trading, or available-for-sale in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS No. 115”), “Accounting for Certain Investments in Debt and Equity Securities.” As of March 28, 2009 and March 29, 2008, all marketable securities and restricted investments were classified as available-for-sale securities. The Company classifies its investments as “available for sale” because it expects to possibly sell some securities prior to maturity. The Company’s investments are subject to market risk, primarily interest rate and credit risk. The Company’s investments are managed by an outside professional manager within investment guidelines set by the Company. Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting the Company’s investments to high quality debt instruments with relatively short-term maturities. The fair value of investments is determined using observable or quoted market prices for those securities.

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

Inventories were comprised of the following (in thousands):

	March 28,	March 29,
	2009	2008

Work in process	$11,516	$12,329
Finished goods	8,362	10,135

Inventories	$19,878	$22,464

Property, Plant and Equipment, net

Property, plant and equipment is recorded at cost, net of depreciation and amortization. Depreciation and amortization is calculated on a straight-line basis over estimated economic lives, ranging from three to 30 years. Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated useful life. Furniture, fixtures, machinery, and equipment are all depreciated over a useful life of five years, while buildings are depreciated over a period of 30 years. In general, our capitalized software is amortized over a useful life of three years, with capitalized enterprise resource planning software being amortized over a useful life of 10 years. Gains or losses related to retirements or dispositions of fixed assets are recognized in the period incurred.

Property, plant and equipment was comprised of the following (in thousands):

	March 28,	March 29,
	2009	2008

Land and buildings	$8,120	$8,120
Furniture and fixtures	4,324	4,415
Leasehold improvements	6,503	7,390
Machinery and equipment	25,586	25,914
Capitalized software	19,936	18,853

Total property, plant and equipment	64,469	64,692
Less: Accumulated depreciation and amortization	(45,102)	(43,731)

Property, plant and equipment, net	$19,367	$20,961

Depreciation and amortization expense on property, plant and equipment for fiscal years 2009, 2008, and 2007 was $4.7 million, $4.7 million, and $4.6 million, respectively.

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

Other-Than-Temporary Impairment

All of the Company’s available-for-sale investments, non-marketable securities and other investments are subject to a periodic impairment review pursuant to FASB Staff Position (“FSP”) No. 115-1 and 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Marketable securities are evaluated for impairment if the decline in fair value below cost basis is significant and/or has lasted for an extended period of time. Non-marketable securities or other investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. For investments accounted for using the cost method of accounting, management evaluates information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of the investment. When a decline in value is deemed to be other-than-temporary, Cirrus recognizes an impairment loss in the current period’s operating results to the extent of the decline.

Goodwill and Intangibles, net

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Intangible assets include purchased technology licenses and patents that are recorded at cost and are amortized on a straight-line basis over their useful lives, generally ranging from three to ten years. Acquired intangibles recorded in connection with our acquisitions include existing technology, core technology/patents, license agreements, trademarks, covenants not-to-compete and customer agreements. These assets are amortized on a straight-line basis over lives ranging from one to fifteen years. Goodwill is recorded at the time of an acquisition and is calculated as the difference between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including IPR&D. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) a significant slowdown in the worldwide economy and the semiconductor industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results. In accordance with SFAS No. 142, the Company tests goodwill and indefinite lived intangibles for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period.

Long-Lived Assets

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, we test for impairment losses on long-lived assets and definite-lived intangibles used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. We measure any impairment loss by comparing the fair value of the asset to its carrying amount. We estimate fair value based on discounted future cash flows, quoted market prices, or independent appraisals.

Foreign Currency Translation

All of our international subsidiaries have the U.S. dollar as the functional currency. The local currency financial statements are remeasured into U.S. dollars using current rates of exchange for assets and liabilities. Gains and losses from remeasurement are included in other income (expense), net. Revenue and expenses from our international subsidiaries are remeasured using the monthly average exchange rates in effect for the period in which the items occur. For all periods presented, our foreign currency remeasurement expense was not significant.

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

In evaluating our trade receivables, we perform credit evaluations of our major customers’ financial condition and monitor closely all of our receivables to limit our financial exposure by limiting the length of time and amount of credit extended. We sell a significant amount of products in the Asian countries. In certain situations, we may require payment in advance or utilize letters of credit to reduce credit risk. By policy, we establish a reserve for trade accounts receivable based on the type of business in which a customer is engaged, the length of time a trade account receivable is outstanding and other knowledge that we may possess relating to the probability that a trade receivable is at risk for non-payment.

The following table summarizes the receivable balance of distributors and customers that represented more than 10 percent of consolidated gross accounts receivable:

	March 28,	March 29,
	2009	2008

Avnet, Inc.	21%	26%
Hon Hai Precision Industry Co., LTD.	11%	—

No other distributors or customers had receivable balances that represented more than 10 percent of consolidated gross accounts receivable as of the end of fiscal years 2009 and 2008.

Sales to one distributor, Avnet, Inc., represented 33 percent, 27 percent and 29 percent of total sales in fiscal years 2009, 2008 and 2007, respectively. We had one end customer that accounted for more than 15% of the Company’s total revenues for fiscal year 2009. No other customers or distributors accounted for more than 10 percent of net sales in fiscal years 2009, 2008 and 2007. The loss of a significant customer, distributor, or end customer or a significant reduction in a customer’s or distributor’s orders could have an adverse effect on our sales.

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

Warranty Expense

We warrant that our products, when delivered, will be free from defects in material workmanship under normal use and service. Our obligations are generally limited to replacing, repairing or giving credit for, at our option, any products that are returned within one year after the date of shipment and if notice is given to us in writing within 30 days of the customer learning of such problem. Warranty expense was not significant for any period presented.

Shipping Costs

Our shipping and handling costs are included in cost of sales for all periods presented.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $1.5 million, $1.2 million, and $1.2 million in fiscal years 2009, 2008, and 2007, respectively.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment,” which supersedes Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” SFAS No. 123, “Accounting for Stock-Based Compensation” and related implementation guidance. We adopted this pronouncement as of March 26, 2006, the first day of our 2007 fiscal year. In periods prior to adoption, we applied the intrinsic value method in accounting for our stock option and stock purchase plans in accordance with APB No. 25.

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

Incremental weighted average common shares attributable to the assumed exercise of outstanding options of 181,000 shares for the year ended March 29, 2008 were excluded from the computation of diluted net income (loss) per share because the effect would be anti-dilutive due to our loss position during the year. The weighted outstanding options excluded from our diluted calculation for the years ended March 28, 2009, March 29, 2008, and March 31, 2007 were 7,796,000, 5,623,000, and 5,975,000, respectively, as the exercise price exceeded the average market price during the period.

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

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The implementation of this standard is not expected to have a material impact on our consolidated financial position, results of operations or cash flows

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets,” that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(revised) “Business Combinations” (“SFAS No. 141R”). The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. Early adoption is prohibited. We do not expect the adoption of FSP 142-3 to have a material impact on our consolidated results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R provides for several changes in the manner in which an entity accounts for business combinations. It establishes principles and requirements for how an acquirer recognizes fair values of acquired assets, including goodwill, and assumed liabilities. SFAS No. 141R requires the acquirer to recognize 100% of the fair values of acquired assets and liabilities, including goodwill, even if the acquirer has acquired less than 100% of the target. As a result, the current step-acquisition model will be eliminated. SFAS No. 141R requires that transaction costs be expensed as incurred and are not considered part of the fair value of an acquirer’s interest. Under SFAS No. 141R, acquired research and development value will no longer be expensed at acquisition, but instead will be capitalized as an indefinite-lived intangible asset, subject to impairment accounting throughout its development stage and then subject to amortization and impairment after development is complete. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. The impact of adopting SFAS No. 141R will be dependent on the future business combinations that the Company may pursue.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51” (“SFAS No. 160”). This statement amends Accounting Research Bulletin (ARB) 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 which was March 29, 2009 for Cirrus. As of the date of the adoption, SFAS No. 160 did not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides for delayed application of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years. The Company adopted certain provisions of SFAS No. 157 effective March 30, 2008 (see Note 9, Fair Value Measurements, to the Condensed Consolidated Financial Statements for additional information). The adoption of this standard is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

2.	Marketable Securities

The Company’s investments that have original maturities greater than 90 days have been classified as available-for-sale securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Marketable securities are categorized on the Balance Sheet as Restricted investments and Marketable securities, as appropriate.

The following table is a summary of available-for-sale securities (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair Value
As of March 28, 2009:	Cost	Gains	Losses	(Net Carrying Amount)

Corporate securities – U.S.	$29,585	$40	$(153)	$29,472
Corporate securities – government guaranteed	4,600	7	—	4,607
U.S. Government securities	32,886	157	(2)	33,041
Agency discount notes	21,463	147	(2)	21,608

Total debt securities	88,534	351	(157)	88,728
Marketable equity securities	—	—	—	—

	$88,534	$351	$(157)	$88,728

	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair Value
As of March 29, 2008:	Cost	Gains	Losses	(Net Carrying Amount)

Corporate securities – U.S.	$30,241	$106	$(130)	$30,217
U.S. Government securities	56,453	164	(10)	56,607
Agency discount notes	43,644	416	—	44,060

Total debt securities	130,338	686	(140)	130,884
Marketable equity securities	—	—	—	—

	$130,338	$686	$(140)	$130,884

The cost and estimated fair value of available-for-sale investments by contractual maturity were as follows:

	March 28, 2009		March 29, 2008
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Within 1 year	$84,901	$85,101	$130,338	$130,884
After 1 year	3,633	3,627	—	—

Total debt securities	88,534	88,728	130,338	130,884
Equity securities	—	—	—	—

	$88,534	$88,728	$130,338	$130,884

The decrease in available-for-sale investments during fiscal year 2009 is primarily attributable to the Company’s repurchase and retirement of common stock.

3.	Accounts Receivable, net

The following are the components of accounts receivable (in thousands):

	March 28,	March 29,
	2009	2008

Gross accounts receivable	$13,757	$23,056
Less: Allowance for doubtful accounts	(451)	(404)

Accounts receivable, net	$13,306	$22,652

The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Balance, March 31, 2007	$(105)
Write-off of uncollectible accounts, net of recoveries	(299)

Balance, March 29, 2008	(404)
Write-off of uncollectible accounts, net of recoveries	(47)

Balance, March 28, 2009	$(451)

During the fourth quarter of fiscal year 2008, we received a $0.2 million payment associated with claims in a bankruptcy case for past-due receivables that had been written off in fiscal year 1998.

4.	Non-Marketable Securities

During the fourth quarter of fiscal year 2007, we determined an impairment indicator existed related to our cost method investment in Magnum. We obtained an independent valuation of the fair value of our cost method investment in Magnum in accordance with Emerging Issues Task Force No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”. Based on the results of the independent valuation, at March 31, 2007, we recognized an impairment of $4.3 million to reduce the carrying value of the Magnum cost method investment to $3.7 million as the combination of recurrent losses and reduced forecasts indicated that our full investment was not recoverable within a reasonable period of time. The impairment was recorded as a separate line item on the statement of operations in operating expenses under the caption “Impairment of non-marketable securities.”

During the second quarter of fiscal year 2008, we determined an impairment indicator existed related to our remaining cost method investment in Magnum, as Magnum had participated in another round of capital funding from other sources, and our portion of the investment was diluted. We performed a fair value analysis of our cost method investment in Magnum in accordance with EITF 03-1. Based on the results of that analysis as of September 29, 2007, we recognized an impairment of $3.7 million to reduce the carrying value of the Magnum cost method investment to zero, as the decrease in the value of our investment was deemed to be other-than-temporary in nature due to our liquidation preferences. The impairment was recorded as a separate line item on the statement of operations in operating expenses under the caption “Impairment of non-marketable securities.”

5.	Acquisitions

On December 8, 2008, we executed an asset purchase agreement with Thaler Corporation of Tucson, Arizona, an entity specializing in the manufacture of precision analog and mixed signal devices. The purchase price of the acquisition was $1.1 million, which consisted primarily of intangible assets and inventory. The intangible assets, which were $0.8 million of the purchase price, are being amortized over a period of 5 years. Fifty percent of the purchase price, or $550 thousand, was paid in cash at closing, and the remaining balance was paid on April 8, 2009. This remaining balance of $550 thousand is recorded as “Other accrued liabilities” on the consolidated balance sheet as of March 28, 2009.

On July 24, 2007, we acquired 100 percent of the outstanding stock of Apex. Apex designs and produces integrated circuits, hybrids and modules used in a wide range of industrial and aerospace applications that require high-power precision analog products, such as PWM’s and power amplifiers. These precision amplifiers are used for driving motors and piezoelectric devices, programmable power supplies and other devices requiring high power and precision control. The acquisition was undertaken to strengthen and diversify our existing product lines. The results of Apex’s operations have been included in our consolidated financial statements since the acquisition date. We acquired Apex for a purchase price of approximately $42.8 million, consisting primarily of cash and direct acquisition costs. The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates. We recorded acquired intangible assets of $21.2 million, which are being amortized, excluding the acquired trade name, which is not being amortized, over a composite life of 15 years. The acquisition resulted in a purchase price that was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill of $6.2 million. During fiscal year 2009, we received approximately $0.2 million in proceeds from a tax settlement that reduced the goodwill recognized on this purchase. The goodwill will not be deductible for tax purposes. Approximately $1.8 million of the purchase price was allocated to in-process research and development and was expensed upon completion of the acquisition, which was recorded as a separate line item on the Statement of Operations under the caption “Acquired in-process research and development” in operating expenses.

6.	Intangibles, net

The following information details the gross carrying amount and accumulated amortization of our intangible assets (in thousands):

	March 28, 2009		March 29, 2008
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core technology	$1,390	$(1,223)	$1,390	$(1,068)
License agreements	440	(387)	440	(338)
Existing technology	17,235	(4,328)	17,012	(3,365)
Trademarks	2,758	(320)	2,758	(320)
Non-compete agreements	398	(20)	—	—
Customer relationships	4,682	(508)	4,506	(199)
Technology licenses	14,950	(11,758)	16,019	(10,791)

	$41,853	$(18,544)	$42,125	$(16,081)

In the fourth quarter of fiscal year 2009, we noted several impairment indicators surrounding our patents acquired from Tripath in June, 2007. We performed an impairment analysis under SFAS No. 144 and noted that the undiscounted cash flows estimated to be generated from these patents were less than the carrying amount of the assets. We then compared the estimated fair value of these assets to their carrying amount and recognized an impairment loss of $2.1 million. These assets have a remaining carrying value of $0.2 million at March 28, 2009. The impairment was recorded as a separate line item on the statement of operations in operating expenses under the caption “Impairment of intangible assets.”

Amortization expense for all intangibles in fiscal years 2009, 2008, and 2007 was $3.5 million, $3.9 million, and $1.8 million, respectively. The following table details the estimated aggregate amortization expense for all intangibles owned as of March 28, 2009 for each of the five succeeding fiscal years (in thousands):

For the year ended March 27, 2010	$3,229
For the year ended March 26, 2011	$2,169
For the year ended March 31, 2012	$1,986
For the year ended March 30, 2013	$1,462
For the year ended March 29, 2014	$1,421

7.	Commitments and Contingencies

Facilities and Equipment Under Operating Lease Agreements

With the exception of the Apex facility in Tucson, Arizona, we lease our facilities and certain equipment under operating lease agreements, some of which have renewal options. Certain of these arrangements provide for lease payment increases based upon future fair market rates. As of May 1, 2009, our principal leased facilities, located in Austin, Texas, consisted of approximately 214,000 square feet of office space. This leased space includes our headquarters and engineering facility, which has 197,000 square feet with lease terms that extend into calendar year 2012, excluding lease extension options, and 17,000 square feet of leased space at our failure analysis facility with lease terms that extend into calendar year 2013. We have subleased approximately 33,000 square feet of space at our Austin headquarters. The sublease extends into calendar year 2012.

The aggregate minimum future rental commitments under all operating leases, net of sublease income, for the following fiscal years are (in thousands):

			Net Facilities	Equipment	Total
	Facilities	Subleases	Commitments	Commitments	Commitments

2010	$5,623	$829	$4,794	$17	$4,811
2011	5,257	799	4,458	6	4,464
2012	4,806	787	4,019	1	4,020
2013	2,042	332	1,710	—	1,710
2014	38	—	38	—	38
Thereafter	—	—	—	—	—

Total minimum lease payments	$17,766	$2,747	$15,019	$24	$15,043

Total rent expense was approximately $5.9 million, $7.3 million, and $8.5 million, for fiscal years 2009, 2008, and 2007, respectively. Sublease rental income was $2.1 million, $3.0 million, and $4.0 million, for fiscal years 2009, 2008, and 2007, respectively.

During fiscal year 2009, we recorded approximately $0.1 million in charges to operating expense to adjust our loss contingency accrual for a change in sublease assumptions with regards to our facilities in Austin, Texas and Fremont, California.

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

As of March 28, 2009, a total of $2.9 million related to these vacated leases remained accrued. Where appropriate, these amounts are classified as either long-term or short-term. These amounts are included in the table above. The $2.0 million in facilities restructuring accruals that existed for these leases as of March 28, 2009 are discussed in greater detail in Note 10 - Restructuring Costs and Other.

Wafer, Assembly and Test Purchase Commitments

We rely primarily on third-party foundries for our wafer manufacturing needs. As of March 28, 2009, we had agreements with multiple foundries for the manufacture of wafers. None of these foundry agreements have volume purchase commitments or “take or pay” clauses. The agreements provide for purchase commitments based on purchase orders. Cancellation fees or other charges may apply and are generally dependent upon whether wafers have been started or the stage of the manufacturing process at which the notice of cancellation is given. As of March 28, 2009, we had foundry commitments of $6.5 million.

In addition to our wafer supply arrangements, we contract with third-party assembly vendors to package the wafer die into finished products. Assembly vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry. We had non-cancelable assembly purchase orders with numerous vendors totaling $0.7 million at March 28, 2009.

We have transitioned the majority of our test services to outside third party contractors. Test vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry. Our total non-cancelable commitment for outside test services as of March 28, 2009 was $1.3 million.

Other open purchase orders as of March 28, 2009 amount to $0.7 million and primarily relate to raw materials costs incurred in our facility in Tucson, Arizona, which continues to serve as the assembly and test facility for our Apex Precision Powertm products.

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

On December 19, 2008, a Stipulation of Settlement (the “Original Stipulation”) between the parties was filed with the federal court. The Original Stipulation provided for the proposed settlement of all pending stockholder derivative lawsuits relating to the Company’s historical stock option granting practices. The terms of the settlement included: (1) the adoption by Cirrus Logic of a variety of corporate governance measures, including measures that relate to and address many of the underlying issues in the derivative lawsuits; (2) a release of claims against all defendants and the dismissal of the derivative lawsuits with prejudice; and (3) the payment by the Company’s Directors’ and Officers’ insurer of $2.85 million to the plaintiffs’ lawyers in payment in full of plaintiffs’ claims for attorney’s fees and expenses. As part of the Original Stipulation, the defendants denied any wrongdoing or liability against them as it relates to the claims and contentions alleged by the plaintiffs in the lawsuits. On December 30, 2008, the federal court denied the parties’ proposed stipulation.

On March 13, 2009, a Revised Stipulation of Settlement (the “Revised Stipulation”) was filed with the federal court. The Revised Stipulation modified the terms of the Original Stipulation to address the concerns of the Court raised in the Court’s denial of the Original Stipulation. Specifically, the terms of the Revised Stipulation include: (1) the extension of the term of the proposed corporate governance changes to seven years rather than four years, and the extension of governance changes specifically regarding stock options to remain in effect indefinitely, subject to stockholder approved changes after seven years; (2) a release of claims against all defendants and the dismissal of the derivative lawsuits with prejudice; (3) the payment by the Company’s Directors’ and Officers’ insurer of $2.85 million to the Company; and (4) the withdrawal by plaintiffs of any request for an award of their attorneys’ fees and expenses.

On March 25, 2009, the Court preliminarily approved the settlement and scheduled a hearing for May 28, 2009, to consider whether to provide final approval of the settlement and enter judgment thereon.

At this stage of the litigation, we cannot predict the ultimate outcome and we do not think that any potential liability exists. Any potential proceeds will be recorded when received in accordance with SFAS No. 5, “Accounting for Contingencies.”

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

9.	Fair Value Measurements

The Company adopted SFAS No. 157 as of March 30, 2008, the beginning of fiscal year 2009, to measure the fair value of certain of its financial assets required to be measured on a recurring basis. Under SFAS No. 157, based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

▪	Level 1 — Quoted prices in active markets for identical assets or liabilities.

▪	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

▪	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of March 28, 2009, the Company’s cash equivalents and restricted investments of $37.3 million, and short and long-term investments of $83.0 million, are all valued using quoted prices generated by market transactions involving identical assets, or Level 1 assets as defined under SFAS No. 157.

10.	Restructuring Costs and Other

During fiscal year 2008, we recorded net restructuring charges of $10.5 million as a separate line item on the statement of operations in operating expenses under the caption “Restructuring costs and other, net.” This net charge was comprised primarily of two separate steps taken to improve our competitive cost structure. First, we committed to a plan to close Caretta, a subsidiary based in Shanghai, China. This action eliminated approximately 30 positions in China during the Company’s fourth fiscal quarter, and resulted in the Company recording a charge of approximately $11.1 million, which consisted primarily of non-cash charges of $6.5 million for goodwill and $3.6 million related to intangibles, as well as approximately $0.9 million in cash payments for the affected employees. These charges reduced the carrying value of the Caretta-related intangible assets to zero, an amount that reflects the Company’s decision to no longer market Caretta’s power management IC’s for the single-cell lithium ion battery market. Also in the fourth quarter of fiscal year 2008, we made a strategic decision to streamline our organization structure, which resulted in a further worldwide headcount reduction of 61 employees. The restructuring charge associated with this activity amounted to $0.9 million, and were primarily related to employee severance costs. Also in fiscal year 2008, in connection with the expiration of a lease agreement in Fremont, California in December 2007, we recorded a $1.5 million reduction to the fiscal year 2004 and 2006 restructuring liabilities to reduce the accrual to the estimated final settlement amounts.

During fiscal year 2007, we recorded restructuring charges of $1.1 million to operating expenses primarily related to the transition of design activities from our Boulder, Colorado office to our headquarters in Austin, Texas. The restructuring costs for the closure of the Boulder design center were composed of $0.7 million in severance and relocation costs and $0.3 million in facility related charges. Approximately 20 employees were affected by this action, five of whom were relocated to our Austin headquarters.

The following table sets forth the activity in our fiscal year 2008 restructuring accrual (in thousands):

		Facilities
	Severance	Abandonment	Total

Balance, March 31, 2007	$—	$—	$—
Fiscal year 2008 provision	2,167	—	2,167
Cash payments, net	(1,788)	—	(1,788)

Balance, March 29, 2008	$379	$—	$379

Fiscal year 2009 provision	—	—	—
Cash payments, net	(379)	—	(379)

Balance, March 28, 2009	$—	$—	$—

During fiscal year 2009, all accrued severance payments were completed, and the restructuring balance was reduced to zero as of March 28, 2009.

The following table sets forth the activity in our fiscal year 2007 restructuring accrual (in thousands):

		Facilities
	Severance	Abandonment	Total

Balance, March 25, 2006	$—	$—	$—
Fiscal year 2007 provision	716	278	994
Cash payments, net	(521)	(74)	(595)

Balance, March 31, 2007	195	204	399
Fiscal year 2008 provision	(146)	13	(133)
Cash payments, net	(49)	(212)	(261)

Balance, March 29, 2008	—	5	5
Fiscal year 2009 provision	—	—	—
Cash payments, net	—	(5)	(5)

Balance, March 28, 2009	$—	$—	$—

During fiscal year 2009, all accrued facilities abandonment payments were completed, and the restructuring balance was reduced to zero as of March 28, 2009. During fiscal year 2008, we adjusted the severance accrual by $0.1 million to the remaining net realizable value, and all of these payments were completed during fiscal year 2008. During fiscal year 2007, we accrued an additional $0.1 million for severance activities. With respect to our facilities abandonment accruals, we increased our restructuring accrual by $0.3 million and $0.1 million to account for additional property taxes and other facilities costs, respectively, on certain facilities in Fremont, California.

The following table sets forth the activity in our fiscal year 2004 restructuring accrual (in thousands):

		Facilities
	Severance	Abandonment	Total

Balance, March 29, 2003	$—	$—	$—
Fiscal year 2004 provision	1,688	6,205	7,893
Cash payments, net	(1,514)	(908)	(2,422)

Balance, March 27, 2004	174	5,297	5,471
Fiscal year 2005 provision	—	178	178
Cash payments, net	(174)	(944)	(1,118)

Balance, March 26, 2005	—	4,531	4,531
Fiscal year 2006 provision	—	627	627
Cash payments, net	—	(954)	(954)

Balance, March 25, 2006	—	4,204	4,204
Fiscal year 2007 provision	—	214	214
Cash payments, net	—	(1,124)	(1,124)

Balance, March 31, 2007	—	3,294	3,294
Fiscal year 2008 provision	—	14	14
Cash payments, net	—	(1,069)	(1,069)

Balance, March 29, 2008	—	2,239	2,239
Fiscal year 2009 provision	—	147	147
Cash payments, net	—	(423)	(423)

Balance, March 28, 2009	$—	$1,963	$1,963

Fiscal year 2009 activity reflected a net reduction in the 2004 restructuring accrual of $0.3 million, which included an increase in the provision for normal accretion for the period. Fiscal year 2008 activity included a $0.3 million reduction to the facilities abandonment accrual in recognition of the end of the lease term in December 2007. This reduction was offset by additions to the accrual for accretion during the period.

As of March 28, 2009, we have a remaining restructuring accrual for all of our past restructurings of $2.0 million, primarily related to net lease expenses that will be paid over the respective lease terms through fiscal year 2013, along with other anticipated lease termination costs. We have classified the short-term portion of our restructuring activities, $1.0 million, as “Other accrued liabilities.”

11.	Employee Benefit Plans

We have a 401(k) Profit Sharing Plan (the “Plan”) covering substantially all of our qualifying domestic employees. Under the Plan, employees may elect to contribute any percentage of their annual compensation up to the annual IRS limitations. We match 50 percent of the first 6 percent of the employees’ annual contribution to the plan. We made matching employee contributions of $0.9 million, $0.8 million, and $0.8 million during fiscal years 2009, 2008, and 2007, respectively.

12.	Stockholders’ Equity

Share Repurchase Program

On January 29, 2009, we publicly announced that our Board authorized a share repurchase program of up to $20 million. The repurchases will be funded from existing cash and may be effected from time to time depending on general market and economic conditions and in accordance with applicable securities laws. As of March 28, 2009, no share repurchases have occurred under this share repurchase program.

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

Employee Stock Purchase Plan

In March 1989, we adopted the 1989 Employee Stock Purchase Plan (“ESPP”). As of March 28, 2009, 0.8 million shares of common stock were reserved for future issuance under this plan. During fiscal years 2009, 2008, and 2007, we issued 63,000, 36,000, and 48,000 shares, respectively, under the ESPP. In fiscal year 2006, the Board approved amendments to the ESPP eliminating the six-month look back feature of the plan and reducing the purchase price discount from 15 percent to 5 percent. These modifications became effective for all ESPP options granted beginning with fiscal year 2007. Based on these modifications, the plan is no longer compensatory and the company does not recognize any compensation expense associated with the ESPP grants. In fiscal year 2009, the final purchase of shares under the plan occurred on December 26, 2008. The plan has a 20 year duration, and expired under its own terms effective May 26, 2009.

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

Stock Compensation Expense

The following table summarizes the effects of stock-based compensation on cost of goods sold, research and development, sales, general and administrative, income from continuing operations before taxes, and net income after taxes for options granted under the Company’s equity incentive plans (in thousands, except per share amounts; unaudited):

	Fiscal Years Ended
	March 28,	March 29,	March 31,
	2009	2008	2007

Cost of sales	$212	$190	$63
Research and development	1,923	1,897	2,050
Sales, general and administrative	3,031	3,187	3,368

Effect on income from continuing operations (before taxes)	5,166	5,274	5,481
Income Tax Benefit	—	—	—

Total share based compensation expense (net of taxes)	$5,166	$5,274	$5,481

Share based compensation effects on basic earnings (loss) per share	$0.08	$0.06	$0.06
Share based compensation effects on diluted earnings (loss) per share	$0.08	$0.06	$0.06
Share based compensation effects on operating activities cash flow	5,166	5,274	5,481
Share based compensation effects on financing activities cash flow	—	—	—

The total share based compensation expense included in the table above and which is attributable to restricted stock awards was $0.2 million for both fiscal years 2009 and 2008.

During fiscal year 2009, we received a net $2.4 million from the exercise of options granted under the Company’s Stock Plans, and an additional $0.2 million from the issuance of stock under the Employee Stock Purchase Plan.

The total intrinsic value of options exercised during fiscal year 2009, 2008, and 2007 was $0.9 million, $2.1 million, and $4.1 million, respectively. Intrinsic value represents the difference between the market value of Cirrus Logic common stock at the time of exercise and the strike price of the option.

As of March 28, 2009, there was $9.8 million of compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans not yet recognized in the Company’s financial statements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.43 years.

The Company currently is granting equity awards from the 2006 Stock Incentive Plan (the “Plan”), which was approved by stockholders in July 2006. The Plan provides for granting of stock options, restricted stock awards, performance awards, phantom stock awards, and bonus stock awards, or any combination of the foregoing. To date, the Company has granted incentive stock options and restricted stock awards under the Plan. Incentive stock options generally vest over a four-year period and are exercisable for a period of ten years from the date of grant. Restricted stock awards generally vest ratably over a period of four years.

As of March 28, 2009, approximately 21.2 million shares of common stock were reserved for issuance under the Option Plans. Additional information with respect to stock option activity is as follows (in thousands, except per share amounts):

		Outstanding Options
			Weighted
	Options Available		Average
	for Grant	Number	Exercise Price

Balance, March 25, 2006	17,055	11,960	$8.93
Shares authorized for issuance	20,473	—	—
Option plans terminated	(22,463)	—	—
Options granted	(421)	421	7.52
Options exercised	—	(1,299)	5.26
Options forfeited	2,062	(812)	6.54
Options expired	—	(1,250)	16.68

Balance, March 31, 2007	16,706	9,020	$8.54
Shares authorized for issuance	—	—	—
Option plans terminated	(2,311)	—	—
Options granted	(3,072)	3,011	6.71
Options exercised	—	(1,006)	5.50
Options forfeited	2,489	(525)	7.00
Options expired	—	(1,964)	12.43

Balance, March 29, 2008	13,812	8,536	$7.94
Shares authorized for issuance	—	—	—
Option plans terminated	(652)	—	—
Options granted	(2,117)	2,068	5.18
Options exercised	—	(501)	4.72
Options forfeited	1,061	(436)	6.71
Options expired	—	(604)	9.31

Balance, March 28, 2009	12,104	9,063	$7.45

Additional information with regards to outstanding options that are vesting, expected to vest, or exercisable as of March 28, 2009 is as follows:

	Number of	Weighted	Weighted Average	Aggregate
	Options	Average	Remaining Contractual	Intrinsic Value
	(thousands)	Exercise Price	Term (years)	(thousands)

Vested and expected to vest	8,573	$7.19	6.72	$392
Exercisable	5,181	$8.01	5.32	$283

The following table summarizes information regarding outstanding and exercisable options as of March 28, 2009:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted	Number	Weighted
	Number	Remaining	Average Exercise	Exercisable	Average
Range of Exercise Prices	(in thousands)	Contractual Life	Price	(in thousands)	Exercise Price

$ 1.83 - $ 4.58	945	5.57	$3.77	743	$3.83
$ 4.60 - $ 5.20	857	5.56	5.14	805	5.14
$ 5.25 - $ 5.25	1,630	9.51	5.25	0	0.00
$ 5.27 - $ 6.20	680	7.98	5.74	304	5.82
$ 6.51 - $ 6.51	1,405	8.40	6.51	512	6.51
$ 6.56 - $ 7.26	1,641	6.04	7.08	1,286	7.10
$ 7.33 - $ 8.06	1,058	6.77	7.80	726	7.79
$ 8.17 - $23.50	702	2.84	14.35	660	14.72
$32.56 - $32.56	130	1.51	32.56	130	32.56
$44.13 - $44.13	15	1.50	44.13	15	44.13

	9,063	6.85	$7.45	5,181	$8.01

As of March 28, 2009, and March 29, 2008, the number of options exercisable was 5.2 million and 4.7 million, respectively.

In accordance with the provisions of SFAS No. 123(R), options outstanding that are expected to vest are presented net of estimated future option forfeitures, which are estimated as compensation costs are recognized. Options with a fair value of $4.3 million, $3.9 million and $4.8 million became vested during fiscal years 2009, 2008 and 2007, respectively.

Restricted Stock Awards

In fiscal year 2009, the Company granted restricted stock awards to select employees. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and amortized over the requisite vesting period. A summary of the activity for restricted stock awards in fiscal years 2009 and 2008, which is a subset of the stock option information presented above, is presented below (in thousands, except for per share amounts):

		Weighted
		Average
		Grant Date	Aggregate
	Number of	Fair Value	Intrinsic
	Shares	(per share)	value(1)

March 31, 2007	—	—
Granted	61	$7.75
Vested	—	—	—
Forfeited	—	—

March 29, 2008	61	7.75
Granted	48	5.73
Vested	(15)	—	86
Forfeited	(21)	—

March 28, 2009	73	$6.86

(1) Represents the value of Cirrus stock on the date that the restricted stock vested.

Stock-Based Compensation

We estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model using a dividend yield of zero and the following additional weighted-average assumptions:

	March 28, 2009	March 29, 2008	March 31, 2007

Employee Option Plans:
Expected stock price volatility	47.23-59.22%	39.13-50.08%	36.73-47.80%
Risk-free interest rate	1.48-2.99%	2.26-4.95%	4.65-4.99%
Expected lives (in years)	4.08-4.23	2.51-3.19	1.45-3.09

Using the Black-Scholes option valuation model, the weighted average estimated fair values of employee stock options granted in fiscal years 2009, 2008, and 2007, were $2.82, $2.70, and $2.97, respectively.

13.	Accumulated Other Comprehensive Income (Loss)

Our accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments and unrealized gains and losses on investments classified as available-for-sale. The foreign currency translation adjustments are not currently adjusted for income taxes because they relate to indefinite investments in non-U.S. subsidiaries that have since changed from a foreign functional currency to a U.S. dollar functional currency.

The following table summarizes the changes in the components of accumulated other comprehensive income (loss) (in thousands):

	Foreign	Unrealized Gains
	Currency	(Losses) on Securities	Total

Balance, March 31, 2007	$(770)	$(13)	$(783)
Current-period activity	—	559	559

Balance, March 29, 2008	(770)	546	(224)
Current-period activity	—	(352)	(352)

Balance, March 28, 2009	$(770)	$194	$(576)

14.	Income Taxes

Income (loss) before income taxes consisted of (in thousands):

	March 28,	March 29,	March 31,
	2009	2008	2007

United States	$3,739	$9,606	$21,226
Non-U.S.	2,418	(12,407)	(1,733)

	$6,157	$(2,801)	$19,493

The provision (benefit) for income taxes consists of (in thousands):

	March 28,	March 29,	March 31,
	2009	2008	2007

Current:
Federal	$(142)	$—	$—
State	6	—	—
Non-U.S.	167	258	(780)

Total current tax provision (benefit)	$31	$258	$(780)

Deferred:
U.S.	$2,660	$4,568	$(7,797)
Non-U.S.	(9)	(1,781)	175

Total deferred tax provision (benefit)	2,651	2,787	(7,622)

Total tax provision (benefit)	$2,682	$3,045	$(8,402)

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal rate to pretax income (loss) as follows (in percentages):

	March 28,	March 29,	March 31,
	2009	2008	2007

Expected income tax provision (benefit) at the U.S. federal statutory rate	35.0	(35.0)	35.0
Foreign earnings repatriation	—	82.5	—
In-process research and development	—	22.0	3.5
Valuation allowance changes affecting the provision of income taxes	(12.4)	(98.0)	(79.2)
Foreign taxes at different rates	(11.6)	108.4	0.3
Foreign earnings taxed in the U.S.	6.6	1.5	—
Refundable R&D credit	(2.3)	—	—
Reversals of previously accrued taxes and tax refunds	—	—	(3.7)
Stock compensation	17.3	26.4	0.9
Nondeductible expenses	11.3	2.0	0.3
Other	(0.3)	(1.1)	(0.2)

Provision (benefit) for income taxes	43.6	108.7	(43.1)

Significant components of our deferred tax assets and liabilities are (in thousands):

	March 28,	March 29,
	2009	2008

Deferred tax assets:
Inventory valuation	$3,123	$3,619
Accrued expenses and allowances	2,949	3,328
Net operating loss carryforwards	174,418	173,551
Research and development tax credit carryforwards	36,278	35,749
State tax credit carryforwards	539	572
Capitalized research and development	27,980	32,463
Depreciation and Amortization	442	—
Other	13,859	12,290

Total deferred tax assets	$259,588	$261,572
Valuation allowance for deferred tax assets	(252,551)	(251,136)

Net deferred tax assets	$7,037	$10,436

Deferred tax liabilities:
Depreciation and Amortization	$—	$182

Acquisition intangibles	6,960	7,476

Total deferred tax liabilities	$6,960	$7,658

Total net deferred tax assets	$77	$2,778

The valuation allowance increased by $1.4 million in fiscal year 2009 and decreased by $14.3 million in fiscal year 2008. During fiscal year 2009, we increased the valuation allowance on our U.S. deferred tax assets by $2.7 million. This increase was based on an evaluation of the deferred tax assets that we consider being more likely than not to be utilized. At March 28, 2009, we had federal net operating losses carryforwards of $473.9 million. Of that amount, $75.4 million relates to companies we acquired during fiscal year 2002 and are, therefore, subject to certain limitations under Section 382 of the Internal Revenue Code. In addition, approximately $32.4 million of the federal net operating loss is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital rather than current earnings if subsequently realized. We have net operating losses in various states that total $115 million. The federal net operating loss carryforwards expire in fiscal years 2010 through 2029. The state net operating loss carryforwards expire in fiscal years 2010 through 2029. We also have non-U.S. net operating losses of $6.2 million of which $2.1 million does not expire. The remaining $4.1 million expires in calendar years 2009 through 2013.

There are federal research and development credit carryforwards of $21.6 million that expire in fiscal years 2010 through 2029. There are $14.7 million of state research and development credits. Of that amount, $3.0 million will expire in fiscal years 2021 through 2026. The remaining $11.7 million of state research and development credits are not subject to expiration. The state investment credits of $0.3 million will expire in fiscal year 2010.

We have approximately $84 thousand of cumulative undistributed earnings in certain non-U.S. subsidiaries. We have not recognized a deferred tax liability on these undistributed earnings because the Company currently intends to reinvest these earnings in operations outside the U.S. The unrecognized deferred tax liability on these earnings is approximately $31 thousand. With our current tax attributes, if the earnings were distributed, we would most likely not accrue any additional current income tax expense because this income would be offset by our net operating loss carryforwards and other future deductions.

We adopted the provisions of FIN 48 on April 1, 2007. As a result of the adoption of this new pronouncement, we recognized a $1.6 million decrease in the liability for unrecognized tax benefits with a corresponding increase to the balance of retained earnings as of April 1, 2007. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at March 30, 2008	$ 183
Additions based on tax positions related to the current year	—
Reductions for tax positions of prior years	(98)
Settlements	—
Reductions related to expirations of statutes of limitation	—

Balance at March 28, 2009	$ 85

The majority of the reduction in unrecognized tax benefits is related to stock basis in entities sold in a prior year. All of the unrecognized tax benefits are associated with tax carryforwards that, if recognized, would have no effect on the effective tax rate because of the valuation allowance that has been placed on substantially all of our U.S. deferred tax assets. The Company does not believe that its unrecognized tax benefits will significantly increase or decrease during the next 12 months.

We accrue interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. We did not record any interest or penalties upon adoption of FIN 48 or during the fiscal year 2009.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Fiscal years 2006 through 2009 remain open to examination by the major taxing jurisdictions to which we are subject. Our fiscal year 2006 U.S. Federal income tax return is currently under examination by the Internal Revenue Service. We have responded fully to all requests for information. The auditor has not proposed any adjustments to date.

15.	Segment Information

We are focused on becoming a leader in high-precision analog and mixed-signal ICs for a broad range of audio and energy markets. We sell audio converters, audio interface devices, audio processors and audio amplification products. We also develop hybrids and modules for high-power applications. We also provide complete system reference designs based on our technology that enable our customers to bring products to market in a timely and cost-effective manner. We determine our operating segments in accordance with Statement of Financial Accounting Standard No. 131 (“SFAS No. 131”), “Disclosures about Segments of an Enterprise and Related Information.” Our CEO has been identified as the chief operating decision maker as defined by SFAS No. 131.

Our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources, rather than detailed information at a product line level. Additionally, our product lines have similar characteristics and customers. They share operations support functions such as sales, public relations, supply chain management, various research and development and engineering support, in addition to the general and administrative functions of human resources, legal, finance and information technology. Therefore, there is no discrete financial information maintained for these product lines. Commencing with fiscal year 2009, we report revenue in two product categories: audio products and energy products. The energy product category had previously been referred to as “industrial,” but has been revised to reflect our focus on integrated circuits designed for a variety of energy exploration, measurement and control applications. Our revenue by product line is as follows (in thousands):

	March 28,	March 29,	March 31,
	2009	2008	2007

Audio products	$97,293	$100,097	$105,913
Energy products	77,349	81,788	76,391

Total	$174,642	$181,885	$182,304

Geographic Area

The following illustrates revenues by geographic locations based on the sales office location (in thousands):

	March 28, 2009	March 29, 2008	March 31, 2007

United States	$53,309	$68,219	$69,515
European Union	25,580	13,727	17,415
United Kingdom	426	4,400	3,245
China	46,266	29,169	22,693
Hong Kong	5,937	9,518	7,064
Japan	10,062	14,972	14,822
South Korea	7,021	6,347	9,979
Taiwan	10,862	13,888	10,878
Other Asia	12,408	12,811	14,506
Other non-U.S. countries	2,771	8,834	12,187

Total consolidated revenues	$174,642	$181,885	$182,304

The following illustrates property, plant and equipment, net, by geographic locations, based on physical location (in thousands):

	March 28, 2009	March 29, 2008

United States	$19,058	$20,576
United Kingdom	2	15
China	183	252
Hong Kong	30	11
Japan	19	22
South Korea	43	37
Taiwan	9	12
Other Asia	23	36

Total consolidated property, plant and equipment, net	$19,367	$20,961

16.	Quarterly Results (Unaudited)

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

The unaudited quarterly statement of operations data for each quarter of fiscal years 2009 and 2008 were as follows (in thousands, except per share data):

	Fiscal Year 2009
	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
	(2)		(1)

Net sales	$33,520	$43,833	$53,278	$44,011
Gross margin	18,469	24,078	29,986	24,651
Net income (loss)	(7,768)	2,750	6,355	2,138
Basic income (loss) per share	$(0.12)	$0.04	$0.10	$0.03
Diluted income (loss) per share	$(0.12)	$0.04	$0.10	$0.03

	Fiscal Year 2008
	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
	(4)		(3)

Net sales	$44,822	$48,905	$47,034	$41,124
Gross margin	24,707	27,340	26,821	24,365
Net income	(13,685)	4,182	(332)	3,989
Basic income per share	$(0.16)	$0.05	—	$0.05
Diluted income per share	$(0.16)	$0.05	—	$0.04

(1)	Net income was impacted by a $1.8 million provision for litigation expenses.

(2)	Net income was impacted by a $2.7 million charge to tax expense to increase the valuation allowance on our U.S. deferred tax assets, a $2.1 million charge for the impairment of intangible assets, and a $0.4 million provision for litigation expenses.

(3)	Net income was impacted by a $3.7 million impairment of non-marketable securities and a $1.8 million charge for acquired in-process research and development.

(4)	Net income was impacted by a $10.5 million charge for restructuring costs and a $4.6 million charge to tax expense to increase the valuation allowance on our U.S. deferred tax assets.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 28, 2009. Based on that evaluation, the Company’s CEO and CFO have concluded that such disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company required to be included in its periodic reports filed with the SEC.

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

Based on its assessment of internal control over financial reporting, management has concluded that our internal control over financial reporting was effective as of March 28, 2009 to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s updated assessment of our internal control over financial reporting as of March 28, 2009, included in Item 8 of this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 28, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 14.	Principal Accountant Fees and Services

The information set forth in the Proxy Statement under the heading Audit and Non-Audit Fees and Services is incorporated herein by reference.

PART IV

ITEM 15.	Exhibit and Financial Statement Schedules

(a)  The following documents are filed as part of this Report:

1. Consolidated Financial Statements

▪	Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm.

▪	Consolidated Balance Sheets as of March 28, 2009 and March 29, 2008.

▪	Consolidated Statements of Operations for the fiscal years ended March 28, 2009, March 29, 2008, and March 31, 2007.

▪	Consolidated Statements of Cash Flows for the fiscal years ended March 28, 2009, March 29, 2008, and March 31, 2007.

▪	Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 28, 2009, March 29, 2008, and March 31, 2007.

▪	Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

3. Exhibits

The following exhibits are filed as part of or incorporated by reference into this Report:

3.1	Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (1)
3.2	Amended and Restated Bylaws of Registrant. (2)
10.1+	1989 Employee Stock Purchase Plan, as amended September 21, 2005. (3)
10.2+	1990 Directors’ Stock Option Plan, as amended. (4)
10.3+	Cirrus Logic, Inc. 1996 Stock Plan, as amended and restated as of December 4, 2007. (5)
10.4+	2002 Stock Option Plan, as amended. (6)
10.5+	Cirrus Logic, Inc. 2006 Stock Incentive Plan. (7)
10.6+	Form of Stock Option Agreement for options granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (7)
10.7+	Form of Notice of Grant of Stock Option for options granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (7)
10.8+	Form of Stock Option Agreement for Outside Directors under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (8)
10.9+	Form of Restricted Stock Award Agreement under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (9)
10.10+	2007 Executive Severance and Change of Control Plan, effective as of October 1, 2007. (10)
10.11+	2007 Management and Key Individual Contributor Incentive Plan, as amended on February 15, 2008 (17).
10.12	Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant, dated November 10, 2000 for 197,000 square feet located at 2901 Via Fortuna, Austin, Texas. (1)
10.13	Amendment No. 1 to Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant dated November 10, 2000. (11)
10.14	Amendment No. 2 to Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant dated November 10, 2000. (6)
10.15	Amendment No. 3 to Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant dated November 10, 2000. (12)
10.16	Agreement and Plan of Merger, dated July 11, 2007 (13)
10.17+	Resignation Agreement between David D. French and Cirrus Logic, Inc. dated March 5, 2007 (14)
10.18	Agreement on Termination of Employment Contract between Bin Wu and Registrant dated March 13, 2008. (16)
10.19	Letter Agreement by and between Bin Wu and Registrant dated April 9, 2008. (16)
10.20	The Revised Stipulation of Settlement dated March 10, 2009 (18)
14	Code of Conduct. (15)
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see signature page).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensatory plan or arrangement.

*	Filed with this Form 10-K.

(1)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the SEC on June 22, 2001 (Registration No. 000-17795).

(2)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on September 21, 2005.

(3)	Incorporated by reference from Registrant’s Report on Form 10-Q filed with the SEC on October 25, 2005.

(4)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed with the SEC on August 8, 2001 (Registration No. 333-67322).

(5)	Incorporated by reference from Registrant’s Report on Form 10-Q filed with the SEC on January 30, 2008.

(6)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 29, 2003, filed with the SEC on June 13, 2003 (Registration No. 000-17795).

(7)	Incorporated by reference from Registration’s Statement on Form S-8 filed with the SEC on August 1, 2006.

(8)	Incorporated by reference from Registrant’s Report on Form 10-Q filed with the SEC on August 1, 2007.

(9)	Incorporated by reference from Registrant’s Report on Form 10-Q filed with the SEC on November 5, 2007.

(10)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on October 3, 2007.

(11)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 30, 2002, filed with the SEC on June 19, 2002 (Registration No. 000-17795).

(12)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 25, 2006 filed with the SEC on May 25, 2006.

(13)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on July 12, 2007.

(14)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on March 7, 2007.

(15)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 27, 2004, filed with the SEC on June 9, 2004 (Registration No. 000-17795).

(16)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 29, 2008, filed with the SEC on May 29, 2008 (Registration No. 000-17795).

(17)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 29, 2008, filed with the SEC on May 29, 2008 (Registration No. 000-17795).

(18)	Incorporated by reference from Registrant’s Report on Form 10-Q filed with the SEC on April 1, 2009.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

CIRRUS LOGIC, INC.

By:	/s/ Thurman K. Case
Thurman K. Case
Vice President, Chief Financial Officer and
Chief Accounting Officer
May 29, 2009

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities and on the dates indicated have signed this report below:

Signature	Title	Date

/s/ Michael L. Hackworth Michael L. Hackworth	Chairman of the Board and Director	May 29, 2009

/s/ Jason P. Rhode Jason P. Rhode	President and Chief Executive Officer	May 29, 2009

/s/ Thurman K. Case Thurman K. Case	Vice President, Chief Financial Officer and Chief Accounting Officer	May 29, 2009

/s/ D. James Guzy D. James Guzy	Director	May 29, 2009

/s/ Suhas S. Patil Suhas S. Patil	Chairman Emeritus and Director	May 29, 2009

/s/ Walden C. Rhines Walden C. Rhines	Director	May 29, 2009

/s/ William D. Sherman William D. Sherman	Director	May 29, 2009

/s/ Robert H. Smith Robert H. Smith	Director	May 29, 2009

Exhibit Index

(a) The following exhibits are filed as part of this Report:

Number	Description

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page).
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002