Form 10-Q
period 2009-06-27
CIRRUS LOGIC INC
filed 2009-07-22
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission File Number 0-17795

CIRRUS LOGIC, INC.

DELAWARE	2901 Via Fortuna, Austin, TX 78746	77-0024818
(State of incorporation)		(I.R.S. ID)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 16, 2009 was 65,268,566.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED JUNE 27, 2009

Part I.
ITEM 1. FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	June 27,	March 28,
	2009	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,942	$31,504
Restricted investments	5,755	5,755
Marketable securities	78,413	79,346
Accounts receivable, net	13,969	10,814
Inventories	20,192	19,878
Other current assets	4,615	5,359

Total current assets	149,886	152,656

Long-term marketable securities	11,254	3,627
Property and equipment, net	18,631	19,367
Intangibles, net	22,567	23,309
Goodwill	6,027	6,027
Other assets	1,972	2,018

Total assets	$210,337	$207,004

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,180	$9,886
Accrued salaries and benefits	5,129	6,432
Other accrued liabilities	4,924	6,004
Deferred income on shipments to distributors	3,249	3,426

Total current liabilities	27,482	25,748

Long-term restructuring accrual	849	931
Other long-term obligations	7,336	7,397

Stockholders’ equity:
Capital stock	946,886	945,455
Accumulated deficit	(771,730)	(771,951)
Accumulated other comprehensive loss	(486)	(576)

Total stockholders’ equity	174,670	172,928

Total liabilities and stockholders’ equity	$210,337	$207,004

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts; unaudited)

	Three Months Ended
	June 27,	June 28,
	2009	2008

Net sales	$37,514	$44,011
Cost of sales	17,927	19,360

Gross Margin	19,587	24,651

Operating expenses:
Research and development	12,508	11,605
Selling, general and administrative	10,071	12,003
Benefit for litigation expenses	(2,745)	—

Total operating expenses	19,834	23,608

Income (loss) from operations	(247)	1,043

Interest income, net	463	936
Other income (expense), net	(18)	195

Income before income taxes	198	2,174
Provision (benefit) for income taxes	(23)	36

Net income	$221	$2,138

Basic income per share:	$—	$0.03

Diluted income per share:	$—	$0.03

Basic weighted average common shares outstanding:	65,254	66,622
Diluted weighted average common shares outstanding:	65,341	67,213
The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three Months Ended
	June 27,	June 28,
	2009	2008
Cash flows from operating activities:
Net income	$221	$2,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,030	2,086
Stock compensation expense	1,356	1,538
Loss on sale of assets	—	58
Other non-cash benefits	(102)	(233)
Net change in operating assets and liabilities	(504)	(3,348)

Net cash provided by operating activities	3,001	2,239

Cash flows from investing activities:
Additions to property, equipment and software	(395)	(609)
Investments in technology	(148)	(17)
Acquisition of Thaler Corporation assets	(550)	—
Purchase of marketable securities	(19,442)	(4,431)
Proceeds from sale and maturity of marketable securities	12,838	73,346
Decrease in deposits and other assets	59	47

Net cash provided by (used in) investing activities	(7,638)	68,336

Cash flows from financing activities:
Repurchase and retirement of common stock	—	(87,244)
Net proceeds from the issuance of common stock	75	1,460

Net cash provided by (used in) financing activities	75	(85,784)

Net decrease in cash and cash equivalents	(4,562)	(15,209)

Cash and cash equivalents at beginning of period	31,504	56,614

Cash and cash equivalents at end of period	$26,942	$41,405

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
The consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. (“we,” “us,” “our,” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). The accompanying unaudited consolidated condensed financial statements do not include complete footnotes and financial presentations. As a result, these financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended March 28, 2009, included in our 2009 Annual Report on Form 10-K filed with the Commission on June 1, 2009. In our opinion, the financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows, for those periods presented. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year. Certain reclassifications have been made to the 2009 fiscal year presentation to conform to the fiscal year 2010 presentation. This reclassification had no effect on the results of operations or stockholders’ equity.
Recently Issued Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released Staff Position No. FAS 157-2 (“FSP 157-2”), “Effective Date of FASB Statement No. 157,” which provides for delayed application of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years. The Company adopted certain provisions of SFAS No. 157 effective March 30, 2008 (see Note 2, Fair Value of Financial Instruments, to the Condensed Consolidated Financial Statements for additional information). Pursuant to the requirements of FSP 157-2, the Company adopted the provisions of SFAS 157 with respect to our non-financial assets and non-financial liabilities effective March 29, 2009. The implementation of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.
In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF No. 03-6-1”). Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. The implementation of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.
In April 2009, FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These standards are effective for periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FSP FAS 115-2 and FAS 124-2 on March 29, 2009. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FSP FAS 115-2 and FAS 124-2 result in additional disclosures with respect to the fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired. See Note 2, Fair Value of Financial Instruments, for these additional disclosures.

In April 2009, FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This standard is effective for periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FSP FAS 107-1 and APB 28-1on March 29, 2009. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FSP FAS 107-1 and APB 28-1 result in additional disclosures with respect to the fair value of the Company’s financial instruments. See Note 2, Fair Value of Financial Instruments, for these additional disclosures.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of SFAS No. 165 on March 29, 2009. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of SFAS No. 165 result in additional disclosures with respect to subsequent events. See Note 14, Subsequent Events, for this additional disclosure.
2. Fair Value of Financial Instruments
The Company adopted certain provisions of SFAS No. 157 as of March 30, 2008, to evaluate the fair value of certain of its financial assets required to be measured on a recurring basis. Under SFAS No. 157, based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
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
As of June 27, 2009, the Company’s cash and cash equivalents and restricted investments of $32.7 million and short-term and long-term investments of $89.7 million are all valued using quoted prices generated by market transactions involving identical assets, or Level 1 assets as defined under SFAS No. 157.

The Company adopted the provisions of FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” on March 29, 2009, which require disclosures about the fair value of financial instruments in interim as well as annual financial statements. The following table summarizes the carrying amount and fair value of the Company’s financial instruments as of June 27, 2009 (in thousands):

	June 27, 2009
	Carrying
Financial instruments	Amount	Fair Value
Cash and cash equivalents	$26,942	$26,942
Restricted investments	5,755	5,755
Marketable securities	78,413	78,413
Accounts receivable, net	13,969	13,969
Long-term marketable securities	11,254	11,254
Accounts payable	14,180	14,180

	$150,513	$150,513

For cash and cash equivalents, restricted investments, marketable securities, accounts receivable, and accounts payable, the carrying amount approximates fair value because of the relative short maturity of those instruments. The fair value of long term marketable securities are valued using quoted prices generated by market transactions involving identical assets.
In April 2009, FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category at June 27, 2009 (in thousands):

		Gross	Gross	Estimated Fair
	Amortized	Unrealized	Unrealized	Value (Net Carrying
	Cost	Gains	Losses	Amount)

Corporate securities — U.S.	$33,867	$106	$(10)	$33,963
Corporate securities — Government guaranteed	7,112	28	—	7,140
U.S. Government securities	38,253	80	—	38,333
Agency discount notes	15,906	80	—	15,986

Total debt securities	$95,138	$294	$(10)	$95,422
Marketable equity securities	—	—	—	—

	$95,138	$294	$(10)	$95,422

The Company’s gross unrealized losses of $10 thousand on investments in corporate securities relates to six different securities with amortized costs of approximately $6.6 million at June 27, 2009. Because the Company does not intend to sell the investments at a loss and the Company will not be required to sell the investments before recovery of its amortized cost basis, it does not consider the investment in these securities to be other-than-temporarily impaired at June 27, 2009. Further, the gross unrealized losses have been in a continuous unrealized loss position for less than 12 months at June 27, 2009.

3. Accounts Receivable, net
The following are the components of accounts receivable, net (in thousands):

	June 27,	March 28,
	2009	2009

Gross accounts receivable	$14,421	$11,265
Allowance for doubtful accounts	(452)	(451)

	$13,969	$10,814

4. Inventories
Inventories are comprised of the following (in thousands):

	June 27,	March 28,
	2009	2009

Work in process	$12,544	$11,516
Finished goods	7,648	8,362

	$20,192	$19,878

5. Income Taxes
We recorded a net income tax benefit of $23 thousand for the first quarter of fiscal year 2010, yielding an effective tax benefit rate of 11.6 percent. Our tax benefit for the first quarter of fiscal year 2010 is based on an estimated effective tax rate, which is derived from an estimate of consolidated earnings before taxes for fiscal year 2010. The estimated effective tax rate is impacted primarily by the worldwide mix of consolidated earnings before taxes and an assessment regarding the realizability of our deferred tax assets. Our tax benefit for the first quarter of fiscal year 2010 was less than the Federal statutory rate primarily as a result of the utilization of a portion of our U.S. deferred tax asset, which had been subjected to a valuation allowance.
We recorded an income tax provision of $36 thousand for the first quarter of fiscal year 2009, yielding an effective tax rate of 1.7 percent. Our tax expense for the first quarter of fiscal year 2009 was based on an estimated effective tax rate, which was derived from an estimate of consolidated earnings before taxes for fiscal year 2009. The estimated effective tax rate was impacted primarily by the worldwide mix of consolidated earnings before taxes and an assessment regarding the realizability of our deferred tax assets. Our tax expense for the first quarter of fiscal year 2009 was less than the Federal statutory rate primarily as a result of the utilization of a portion of our U.S. deferred tax asset, which had been subjected to a valuation allowance.
We had $0.1 million of unrecognized tax benefits at June 27, 2009. There were no changes to the unrecognized tax benefits during the three months ended June 27, 2009. All of the unrecognized tax benefits are associated with tax carryforwards that, if recognized, would have no effect on the effective tax rate because the recognition of the associated deferred tax asset would be offset by an increase to the valuation allowance. We do not expect that our unrecognized tax benefits will change significantly in the next 12 months. Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of June 27, 2009, the balance of accrued interest and penalties was zero. No interest or penalties were incurred during the first quarter of fiscal year 2010.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The fiscal years 2006 through 2009 tax returns remain open to examination by the major taxing jurisdictions to which we are subject. The Internal Revenue Service is currently auditing the fiscal year 2006 federal income tax return.

6. Acquisition of Business
On December 8, 2008, we executed an asset purchase agreement with Thaler Corporation of Tucson, Arizona, an entity specializing in the manufacture of precision analog and mixed signal devices. The purchase price of the acquisition was $1.1 million, which consisted primarily of intangible assets and inventory. The intangible assets, which were $0.8 million of the purchase price, are being amortized over a period of 5 years. Fifty percent of the purchase price, or $550,000, was paid in cash at closing, and the remaining balance was paid on April 8, 2009. This remaining balance of $550,000 was recorded as “Other accrued liabilities” on the consolidated balance sheet as of March 28, 2009.
7. Benefit for Litigation Expenses
On June 17, 2009, the Company received proceeds of a net $2.7 million dollars from its insurance carrier as part of the final settlement of this litigation. The proceeds were recorded as a recovery of costs previously incurred in accordance with FASB No. 5, “Accounting for Contingencies” and are reflected as a separate line item on the consolidated condensed statement of operations in operating expenses under the caption “Benefit for litigation expenses.” See Note 10, Legal Matters, to the Condensed Consolidated Financial Statements for additional information.
8. Restructuring and Other Costs
The following table details the changes in our remaining restructuring accrual during the three months ended June 27, 2009 (in thousands):

	March 28,			June 27,
Description	2009	Charges to P&L	Cash Payments	2009

Facilities abandonment - fiscal year 2004	$1,963	$—	$(285)	$1,678

	$1,963	$—	$(285)	$1,678

As of June 27, 2009, we had a remaining accrual from all of our past restructurings of $1.7 million, primarily related to net lease expenses that will be paid over the lease terms through fiscal year 2013, along with other anticipated lease termination costs. We have classified $0.8 million of this restructuring accrual as long-term.
9. Earnings Per Share
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
The weighted average outstanding options excluded from our diluted calculation for the quarter ended June 27, 2009 and June 28, 2008, were 8,536,000 and 6,050,000, respectively, as the exercise price of the options exceeded the average market price during the respective periods.

10. Legal Matters
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

The Court approved the Revised Stipulation on May 28, 2009 and entered judgment thereon. The parties are in the process of dismissing the remaining state district court action, which had been stayed until a final determination was reached in the District Court actions.
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

11. Comprehensive Income
The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended
	June 27,	June 28,
	2009	2008
Net income	$221	$2,138
Adjustments to arrive at comprehensive income:
Change in unrealized gains on marketable securities	90	(467)

Comprehensive income	$311	$1,671

Realized gains and losses on the sale of available-for-sale securities are included on the consolidated condensed statement of operations in operating expenses under the caption “Interest income, net.”
12. Share Repurchase Program
On January 29, 2009, we announced that our Board authorized a share repurchase program of up to $20 million. The repurchases will be funded from existing cash and may be effected from time to time depending on general market and economic conditions and in accordance with applicable securities laws. No share repurchases under this program have occurred as of June 27, 2009. Our prior repurchase program, which was announced in January 2008 and authorized the repurchase of up to $150 million of our common stock, was completed in April 2008 for a total of $150 million with 24.5 million shares repurchased. All shares of our common stock that were repurchased under this program were cancelled as of June 28, 2008.
13. Segment Information
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

In accordance with SFAS 131, below is a summary of our net sales by product line (in thousands):

	Three Months Ended
	June 27,	June 28,
	2009	2008

Audio Products	$24,787	$22,030
Energy Products	12,727	21,981

	$37,514	$44,011

14. Subsequent Events
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of SFAS No. 165 on March 29, 2009. The Company has evaluated subsequent events for the period from June 27, 2009, the date of these financial statements, through July 22, 2009, which represents the date these financial statements are being filed with the SEC. Pursuant to the requirements of SFAS No. 165, there were no events or transactions occurring during this subsequent event reporting period which require recognition or disclosure in the financial statements. With respect to this disclosure, the Company has not evaluated subsequent events occurring after July 22, 2009.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read along with the unaudited consolidated condensed financial statements and notes thereto included in Item 1 of this Quarterly Report, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 28, 2009, contained in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“Commission”) on June 1, 2009. We maintain a web site at www.cirrus.com, which makes available free of charge our recent annual report and all other filings we have made with the SEC. This Management’s Discussion and Analysis of Financial Condition and Results of Operations and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management. In some cases, forward-looking statements are identified by words such as “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” “intend” and variations of these types of words and similar expressions are intended to identify these forward-looking statements. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.
Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in “Item 1A — Risk Factors Affecting our Business and Prospects” in our 2009 Annual Report on Form 10-K filed with the Commission on June 1, 2009, as well as “Item 1A — Risk Factors” in this Quarterly Report on Form 10-Q for the period ended June 27, 2009. Readers should carefully review these risk factors, as well as those identified in the documents filed by us with the Commission.

Overview
Cirrus Logic, Inc. (“Cirrus Logic,” “Cirrus,” “We,” “Us,” “Our,” or the “Company”) develops high-precision, analog and mixed-signal integrated circuits (“ICs”) for a broad range of audio and energy markets. Building on our diverse analog mixed-signal patent portfolio, Cirrus Logic delivers highly optimized products for consumer and commercial audio, automotive entertainment and targeted industrial and energy-related applications. We develop ICs, board-level modules and hybrids for high-power amplifier applications branded as the Apex Precision Power™ line of products and provide complete system reference designs based on our technology that enable our customers to bring products to market in a timely and cost-effective manner.
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
We believe the following critical accounting policies involve significant judgments and estimates that are used in the preparation of the consolidated condensed financial statements:
•	For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of the Financial Accounting Standard Board’s Statement of Financial Accounting Standards No. 123 (R) “Share-Based Payment” (“SFAS No. 123(R)”), we perform an analysis of current market data and historical company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our Consolidated Condensed Statement of Operations. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.

•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We regularly evaluate our allowance for doubtful accounts based upon the age of the receivable, our ongoing customer relations, as well as any disputes with the customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which could have a material effect on our operating results and financial position. Additionally, we may maintain an allowance for doubtful accounts for estimated losses on receivables from customers with whom we are involved in litigation.

•	Inventories are recorded at the lower of cost or market, with cost being determined on a first-in, first-out basis. We write down inventories to net realizable value based on forecasted demand, management judgment and the age of inventory. Actual demand and market conditions may be different from those projected by management, which could have a material effect on our operating results and financial position.

•	We evaluate the recoverability of property, plant and equipment and intangible assets in accordance with Statement of Financial Accounting Standard No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” We test for impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. An impairment loss is recognized in the event the carrying value of these assets exceeds the fair value of the applicable assets. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, which could have a material effect on our operating results and financial position.

•	The Company evaluates goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Goodwill is recorded at the time of an acquisition and is calculated as the difference between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development (IPR&D). Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) a significant slowdown in the worldwide economy and the semiconductor industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results. In accordance with SFAS No. 142, the Company tests goodwill for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period.

•	Our available-for-sale investments, non-marketable securities and other investments are subject to a periodic impairment review pursuant to FSP 115-1 and FSP 124-1. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment and actual results may be materially different than our estimate. Marketable securities are evaluated for impairment if the decline in fair value below cost basis is significant and/or has lasted for an extended period of time. Non-marketable securities or other investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. For investments accounted for using the cost method of accounting, we evaluate information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults, and subsequent rounds of financings at an amount below the cost basis of the investment. This list is not all inclusive and we weigh all quantitative and qualitative factors in determining if an other-than-temporary decline in value of an investment has occurred. When a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period’s operating results to the extent of the decline. Actual values could be different from those estimated by management, which could have a material effect on our operating results and financial position.

•	In accordance with Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes,” we provide for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance against a substantial portion of our net U.S. deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis by determining whether or not the anticipated pre-tax income for the upcoming twelve months is expected to be sufficient to utilize the deferred tax assets that we have recognized. If our future income is not sufficient to utilize the deferred tax assets that we have recognized, we increase the valuation allowance to the point at which all of the remaining recognized deferred tax assets will be utilized by the anticipated future pre-tax income for the next twelve months. An increase in the valuation allowance results in a simultaneous increase to income tax expense or, in some cases, a decrease in contributed capital. If our anticipated future pre-tax income is sufficient to conclude that additional deferred tax assets should be recognized, we decrease the valuation allowance. This results in a simultaneous decrease to income tax expense or, possibly, an increase in contributed capital.

•	Restructuring charges for workforce reductions and facilities consolidations reflected in the accompanying financial statements were accrued based upon specific plans established by management, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” We use an estimated borrowing rate as the discount rate for all of our restructuring accruals made under SFAS No. 146. Our facilities consolidation accruals are based upon our estimates as to the length of time a facility would be vacant, as well as the amount of sublease income we would receive once we sublet the facility, after considering current and projected market conditions. Changes in these estimates could result in an adjustment to our restructuring accruals in a future quarter, which could have a material effect on our operating results and financial position.
•	We are subject to the possibility of loss contingencies for various legal matters. We regularly evaluate current information available to us to determine whether any accruals should be made based on the status of the case, the results of the discovery process and other factors. If we ultimately determine that an accrual should be made for a legal matter, this accrual could have a material effect on our operating results and financial position and the ultimate outcome may be materially different than our estimate.
Results of Operations
The following table summarizes the results of our operations for the first quarter of fiscal years 2010 and 2009, respectively, as a percent of net sales. All percent amounts were calculated using the underlying data in thousands, unaudited:

	Percentage of Net Sales
	Three Months Ended
	June 27,	June 28,
	2009	2008
Audio products	66%	50%
Energy products	34%	50%

Net sales	100%	100%
Cost of sales	48%	44%
Gross Margin	52%	56%

Research and development	33%	26%
Selling, general and administrative	27%	27%
Benefit for litigation expenses	(7%)	—

Total operating expenses	53%	53%

Income (loss) from operations	(1%)	3%

Interest income, net	1%	2%
Other income (expense), net	—	—

Income before income taxes	0%	5%
Provision (benefit) for income taxes	—	—

Net income	0%	5%

Net Sales
Net sales for the first quarter of fiscal year 2010 decreased $6.5 million, or 15 percent, to $37.5 million from $44.0 million for the first quarter of fiscal year 2009, as macroeconomic conditions presented significant industry-wide challenges. Energy products net sales decreased $9.3 million, or 42 percent, during the first quarter of fiscal year 2010 from the comparable quarter of the prior fiscal year primarily due to decreased sales of seismic products, as well as reduced revenues from ARM and communications products. Net sales from our audio products increased $2.8 million, or 13 percent, primarily due to increased sales of portable products.
Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 77 percent and 62 percent of net sales during the first quarter of fiscal years 2010 and 2009, respectively. Our sales are denominated primarily in U.S. dollars. As a result, we have not entered into foreign currency forward exchange and option contracts.
Because the components we produce are largely proprietary and not available from second sources, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, from a distributor, or through a third party manufacturer contracted to produce their end product. Our ten largest end customers represented approximately 45 percent and 25 percent of our sales for the three month periods ending June 27, 2009 and June 28, 2008, respectively. We had one end customer that purchased through multiple contract manufacturers and represented more than 25 percent of the Company’s total sales for the three month period ending June 27, 2009. We had one contract manufacturer whose sales revenues represented 15 percent of the Company’s total revenues for the three month period ending June 27, 2009. There were no end customers or contract manufacturers whose sales revenues represented more than 10 percent of the Company’s total revenues for the three month period ending June 28, 2008. One distributor represented 28 percent of sales during the first quarter of fiscal year 2010 compared with 33 percent in the first quarter of fiscal year 2009.
Gross Margin
Gross margin was 52.2 percent in the first quarter of fiscal year 2010, down from 56.0 percent in the first quarter of fiscal year 2009. The decrease in gross margin was driven primarily by a change in both customer and product mix, due to the recent growth in our portable products.
Research and Development Expense
Research and development expense for the first quarter of fiscal year 2010 was $12.5 million, an increase of $0.9 million from $11.6 million in the first quarter of fiscal year 2009. This increase was primarily attributable to an increase in product development expenses during the first quarter of fiscal year 2010, in particular, photo-mask expenses.
Selling, General and Administrative Expense
Selling, general and administrative expense in the first quarter of fiscal year 2010 was $10.1 million, a decrease of $1.9 million from $12.0 million in the first quarter of fiscal year 2009. This decrease was primarily attributable to a decrease in employment expenses. Additionally, patent-related costs and rent expenses were lower during the first quarter of fiscal year 2010 as compared to the corresponding period of fiscal year 2009.
Benefit for Litigation Expenses
On June 17, 2009, the Company received proceeds of a net $2.7 million dollars from its insurance carrier as part of the final settlement of this litigation. The proceeds were recorded as a recovery of costs previously incurred in accordance with FASB No. 5, “Accounting for Contingencies” and are reflected as a separate line item on the consolidated condensed statement of operations in operating expenses under the caption “Benefit for litigation expenses.” See Note 10, Legal Matters, to the Condensed Consolidated Financial Statements for additional information.

Interest Income
Interest income was $0.5 million and $0.9 million for the first quarter of fiscal years 2010 and 2009, respectively. The decrease of $0.4 million is primarily due to decreased rates of return on our investment portfolio in the first quarter of fiscal year 2010 as compared to the corresponding period of fiscal year 2009. The average interest-earning portfolio balance during the first three months of fiscal year 2010 was $122 million, up from $103 million for the corresponding period of fiscal year 2009.
Income Taxes
We recorded a net income tax benefit of $23 thousand for the first quarter of fiscal year 2010, yielding an effective tax benefit rate of 11.6 percent. Our tax benefit for the first quarter of fiscal year 2010 is based on an estimated effective tax rate, which is derived from an estimate of consolidated earnings before taxes for fiscal year 2010. The estimated effective tax rate is impacted primarily by the worldwide mix of consolidated earnings before taxes and an assessment regarding the realizability of our deferred tax assets. Our tax benefit for the first quarter of fiscal year 2010 was less than the Federal statutory rate primarily as a result of the utilization of a portion of our U.S. deferred tax asset which had been subjected to a valuation allowance.
We recorded an income tax provision of $36 thousand for the first quarter of fiscal year 2009, yielding an effective tax rate of 1.7 percent. Our tax expense for the first quarter of fiscal year 2009 is based on an estimated effective tax rate, which is derived from an estimate of consolidated earnings before taxes for fiscal year 2009. The estimated effective tax rate is impacted primarily by the worldwide mix of consolidated earnings before taxes and an assessment regarding the realizability of our deferred tax assets. Our tax expense for the first quarter of fiscal year 2009 was less than the Federal statutory rate primarily as a result of the utilization of a portion of our U.S. deferred tax asset, which had been subjected to a valuation allowance.
Recently Issued Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released Staff Position No. FAS 157-2 (“FSP 157-2”), “Effective Date of FASB Statement No. 157,” which provides for delayed application of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years. The Company adopted certain provisions of SFAS No. 157 effective March 30, 2008 (see Note 2, Fair Value of Financial Instruments, to the Condensed Consolidated Financial Statements for additional information). The Company adopted the provisions of SFAS 157 with respect to our non-financial assets and non-financial liabilities effective March 29, 2009 pursuant to the requirements of FSP 157-2. The implementation of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.
In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF No. 03-6-1”). Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. The implementation of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2009, FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These standards are effective for periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FSP FAS 115-2 and FAS 124-2 on March 29, 2009. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FSP FAS 115-2 and FAS 124-2 result in additional disclosures with respect to the fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired. See Note 2, Fair Value of Financial Instruments, for these additional disclosures.
In April 2009, FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This standard is effective for periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FSP FAS 107-1 and APB 28-1on March 29, 2009. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FSP FAS 107-1 and APB 28-1 result in additional disclosures with respect to the fair value of the Company’s financial instruments. See Note 2, Fair Value of Financial Instruments, for these additional disclosures.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of SFAS No. 165 on March 29, 2009. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of SFAS No. 165 result in additional disclosures with respect to subsequent events. See Note 14, Subsequent Events, for this additional disclosure.
Liquidity and Capital Resources
During the first three months of fiscal year 2010, we generated approximately $3.0 million in cash from operating activities. The primary increase in cash from operations was related to the cash components of our net income, coupled with a $4.3 million increase in accounts payable. These increases in cash from operations were partially offset by a decrease in accrued salaries and benefits of $1.3 million. During the first quarter of fiscal year 2009, we generated approximately $2.2 million in cash from operating activities. The primary increase in cash from operations was related to the cash components of our net income, coupled with a $1.1 million decrease in accounts receivable and a $1.0 million decrease in other current assets. These increases in cash from operations were partially offset by decreases in accounts payable and accrued liabilities of $3.1 million and an increase in inventory of $1.5 million.
Net cash used in investing activities was $7.6 million during the first three months of fiscal year 2010, primarily as a result of the net purchase of $6.6 million in available-for-sale securities. Additionally, we utilized $0.6 million to complete the purchase of the Thaler assets, as discussed previously in Note 6 — Acquisition of Business of the Notes to Consolidated Condensed Financial Statements contained in Item 1. Finally, purchases of property, equipment, software, and technology assets amounted to $0.5 million. Net cash provided by investing activities was $68.3 million during the first quarter of fiscal year 2009, primarily as a result of the net proceeds of $68.9 million from our available-for-sale securities partially offset by purchases of property, equipment, and software of $0.6 million.
Cash provided by financing activities during the first three months of fiscal year 2010 represented $0.1 million, and were attributable to the issuance of 25,000 shares of common stock in connection with option exercises. We used $85.8 million in cash from financing activities during the first quarter of fiscal year 2009, due primarily to the use of $87.2 million to complete the share repurchases previously discussed in Note 12 — Share Repurchase Program of the Notes to Consolidated Condensed Financial Statements contained in Item 1, partially offset by the issuance of common stock in connection with option exercises and our employee stock purchase plan of $1.4 million.

As of June 27, 2009, we have restricted cash of $5.7 million, which primarily secures certain obligations under our lease agreement for the headquarters and engineering facility in Austin, Texas. We have not paid cash dividends on our common stock and currently intend to continue our policy of retaining any earnings for reinvestment in our business. Although we cannot give assurance that we will be able to generate cash in the future, we anticipate that our existing capital resources and cash flow generated from future operations will enable us to maintain our current level of operations for at least the next 12 months.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks associated with interest rates on our debt securities, currency movements on non-U.S. dollar denominated assets and liabilities, and the affect of market factors on the value of our non-marketable equity securities. We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. There have been no significant changes in our interest rate or foreign exchange risk since we filed our 2009 Annual Report on Form 10-K on June 1, 2009.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the CEO and the Chief Financial Officer (“CFO”) concluded that, as of June 27, 2009, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our controls and procedures are effective in timely alerting them to material information required to be included in this report.
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
The Court approved the Revised Stipulation on May 28, 2009 and entered judgment thereon. The parties are in the process of dismissing the remaining state district court action, which had been stayed until a final determination was reached in the District Court actions.

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
ITEM 1A. RISK FACTORS
In evaluating all forward-looking statements, readers should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements. Various risk factors associated with our business are included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2009, as filed with the U.S. Securities and Exchange Commission (“Commission”) on June 1, 2009 and available at www.sec.gov. There have been no material changes to those risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 28, 2009, which was filed with the Commission on June 1, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 29, 2009, we announced that our Board authorized a share repurchase program of up to $20 million. The repurchases will be funded from existing cash and may be effected from time to time depending on general market and economic conditions and in accordance with applicable securities laws. No share repurchases under this program have occurred as of June 27, 2009. Our prior repurchase program, which was announced in January 2008 and authorized the repurchase of up to $150 million of our common stock, was completed in April 2008 for a total of $150 million with 24.5 million shares repurchased. All shares of our common stock that were repurchased under this program were cancelled as of June 28, 2008.

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

CIRRUS LOGIC, INC.
Date: July 22, 2009	By:	/s/ Thurman K. Case
Thurman K. Case
Chief Financial Officer and Principal Accounting Officer