Form 10-Q
period 2009-09-26
CIRRUS LOGIC INC
filed 2009-10-20
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of October 14, 2009 was 65,292,579.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED SEPTEMBER 26, 2009

Part I.

ITEM 1.	FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	September 26,	March 28,
	2009	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,692	$31,504
Restricted investments	5,755	5,755
Marketable securities	62,191	79,346
Accounts receivable, net	26,160	10,814
Inventories	22,497	19,878
Other current assets	4,618	5,359

Total current assets	141,913	152,656

Long-term marketable securities	35,391	3,627
Property and equipment, net	18,788	19,367
Intangibles, net	22,856	23,309
Goodwill	6,027	6,027
Other assets	1,925	2,018

Total assets	$226,900	$207,004

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,758	$9,886
Accrued salaries and benefits	6,873	6,432
Other accrued liabilities	4,894	6,004
Deferred income on shipments to distributors	3,728	3,426

Total current liabilities	36,253	25,748

Long-term restructuring accrual	548	931
Other long-term obligations	7,265	7,397

Stockholders’ equity:
Capital stock	948,371	945,455
Accumulated deficit	(764,966)	(771,951)
Accumulated other comprehensive loss	(571)	(576)

Total stockholders’ equity	182,834	172,928

Total liabilities and stockholders’ equity	$226,900	$207,004

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008

Net sales	$55,674	$53,278	$93,188	$97,289
Cost of sales	26,700	23,292	44,627	42,652

Gross margin	28,974	29,986	48,561	54,637

Operating expenses:
Research and development	12,355	10,864	24,863	22,469
Selling, general and administrative	11,746	11,597	21,817	23,600
Restructuring and other costs	(165)	—	(165)	—
Provision (benefit) for litigation expenses	—	1,771	(2,745)	1,771
Patent agreement, net	(1,400)	—	(1,400)	—

Total operating expenses	22,536	24,232	42,370	47,840

Income from operations	6,438	5,754	6,191	6,797

Interest income, net	376	637	839	1,573
Other income (expense), net	(21)	(52)	(39)	143

Income before income taxes	6,793	6,339	6,991	8,513
Provision (benefit) for income taxes	29	(16)	6	20

Net income	$6,764	$6,355	$6,985	$8,493

Basic income per share:	$0.10	$0.10	$0.11	$0.13

Diluted income per share:	$0.10	$0.10	$0.11	$0.13

Basic weighted average common shares outstanding:	65,281	64,971	65,268	65,797
Diluted weighted average common shares outstanding:	65,473	65,317	65,392	66,264
The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six Months Ended
	September 26,	September 27,
	2009	2008
Cash flows from operating activities:
Net income	$6,985	$8,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,115	4,029
Stock compensation expense	2,740	2,768
Loss on sale of assets	—	64
Other non-cash benefits	(113)	(479)
Net change in operating assets and liabilities	(6,601)	(4,872)

Net cash provided by operating activities	7,126	10,003

Cash flows from investing activities:
Additions to property, equipment and software	(1,649)	(2,190)
Investments in technology	(1,425)	(211)
Acquisition of Thaler Corporation assets	(550)	—
Purchase of marketable securities	(65,803)	(31,929)
Proceeds from sale and maturity of marketable securities	51,199	108,014
Decrease in deposits and other assets	114	128

Net cash provided by (used in) investing activities	(18,114)	73,812

Cash flows from financing activities:
Repurchase and retirement of common stock	—	(87,244)
Net proceeds from the issuance of common stock	176	2,381

Net cash provided by (used in) financing activities	176	(84,863)

Net decrease in cash and cash equivalents	(10,812)	(1,048)

Cash and cash equivalents at beginning of period	31,504	56,614

Cash and cash equivalents at end of period	$20,692	$55,566

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
Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“ FASB”) issued guidance now codified as FASB Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released additional guidance now codified under FASB ASC Topic 820, which provides for delayed application of certain guidance related to non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years. The Company adopted certain provisions of FASB ASC Topic 820 effective March 30, 2008 (see Note 2, Fair Value of Financial Instruments, to the Condensed Consolidated Financial Statements for additional information). Pursuant to the requirements of FASB ASC Topic 820, the Company adopted the provisions of Topic 820 with respect to our non-financial assets and non-financial liabilities effective March 29, 2009. The implementation of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows.
In June 2008, the FASB issued guidance now codified as FASB ASC Topic 260, “Earnings Per Share.” Under FASB ASC Topic 260, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. The implementation of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows.
In April 2009, the FASB issued guidance now codified as FASB ASC Topic 320, “Investments — Debt and Equity Securities” and Topic 325 “Investments — Other,” which is designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The pronouncement is effective for periods ending after June 15, 2009. Accordingly, the Company adopted this pronouncement on March 29, 2009. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 320 resulted in additional disclosures with respect to the fair value of the Company’s investments with unrealized losses that are not deemed other-than-temporarily impaired. See Note 2, Fair Value of Financial Instruments, for these additional disclosures.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, “Financial Instruments,” which amends previous Topic 825 guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This pronouncement is effective for periods ending after June 15, 2009. Accordingly, the Company adopted these provisions of FASB ASC Topic 825 on March 29, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows. However, these provisions of FASB ASC Topic 825 resulted in additional disclosures with respect to the fair value of the Company’s financial instruments. See Note 2, Fair Value of Financial Instruments, for these additional disclosures.
In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted these provisions of FASB ASC Topic 855 on March 29, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events. See Note 15, Subsequent Events, for this additional disclosure.
In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.
2. Fair Value of Financial Instruments
The Company adopted certain provisions of FASB ASC Topic 820 as of March 30, 2008, to evaluate the fair value of certain of its financial assets required to be measured on a recurring basis. Under FASB ASC Topic 820, based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
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
As of September 26, 2009, the Company’s cash and cash equivalents and restricted investments of $26.4 million and short-term and long-term investments of $97.6 million were valued using quoted prices generated by market transactions involving identical assets, or Level 1 assets as defined under FASB ASC Topic 820.

The Company adopted the provisions of FASB ASC Topic 825, “Financial Instruments,” on March 29, 2009, which require disclosures about the fair value of financial instruments in interim as well as annual financial statements. The following table summarizes the carrying amount and fair value of the Company’s financial instruments as of September 26, 2009 (in thousands):

	September 26, 2009
	Carrying
Financial instruments	Amount	Fair Value
Cash and cash equivalents	$20,692	$20,692
Restricted investments	5,755	5,755
Marketable securities	62,191	62,191
Accounts receivable, net	26,160	26,160
Long-term marketable securities	35,391	35,391
Accounts payable	20,758	20,758

	$170,947	$170,947

For cash and cash equivalents, restricted investments, marketable securities, accounts receivable, and accounts payable, the carrying amount approximates fair value because of the relative short maturity of those instruments. The fair values of long-term marketable securities are valued using quoted prices generated by market transactions involving identical assets.
In April 2009, the FASB issued additional accounting guidance now codified as FASB ASC Topic 320, “Investments — Debt and Equity Securities,” which is designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category at September 26, 2009 (in thousands):

		Gross	Gross	Estimated Fair
	Amortized	Unrealized	Unrealized	Value (Net Carrying
	Cost	Gains	Losses	Amount)

Corporate securities — U.S.	$47,331	$117	$(25)	$47,423
Corporate securities — Government guaranteed	8,098	42	—	8,140
U.S. Government securities	31,739	38	(2)	31,775
Agency discount notes	15,970	29	—	15,999

Total debt securities	$103,138	$226	$(27)	$103,337
Marketable equity securities	—	—	—	—

	$103,138	$226	$(27)	$103,337

The Company’s gross unrealized losses of $27 thousand relates to ten different securities with amortized costs of approximately $14.8 million at September 26, 2009. Because the Company does not intend to sell the investments at a loss and the Company will not be required to sell the investments before recovery of its amortized cost basis, it does not consider the investment in these securities to be other-than-temporarily impaired at September 26, 2009. Further, the securities with gross unrealized losses have been in a continuous unrealized loss position for less than 12 months at September 26, 2009.

3. Accounts Receivable, net
The following are the components of accounts receivable, net (in thousands):

	September 26,	March 28,
	2009	2009

Gross accounts receivable	$26,581	$11,265
Allowance for doubtful accounts	(421)	(451)

	$26,160	$10,814

4. Inventories
Inventories are comprised of the following (in thousands):

	September 26,	March 28,
	2009	2009

Work in process	$17,937	$11,516
Finished goods	4,560	8,362

	$22,497	$19,878

5. Income Taxes
We recorded income tax provisions of $29 thousand and $6 thousand for the second quarter and first six months of fiscal year 2010, respectively, yielding effective tax rates of 0.4 percent and 0.1 percent, respectively. Our tax provisions for the second quarter and first six months of fiscal year 2010 are based on an estimated effective tax rate that is derived from an estimate of consolidated earnings before taxes for fiscal year 2010. The estimated effective tax rate is impacted primarily by the worldwide mix of consolidated earnings before taxes and an assessment regarding the realizability of our deferred tax assets. Our tax provisions for the second quarter and first six months of fiscal year 2010 was less than the Federal statutory rate primarily as a result of the utilization of a portion of our U.S. deferred tax asset, which had been subjected to a valuation allowance. In addition, we recorded a tax benefit of $36 thousand and $66 thousand in the second quarter and first six months of fiscal year 2010, respectively, as a result of the provision in U.S. tax law which currently provides that taxpayers may elect to forego bonus depreciation on certain additions of qualified eligible property and, in turn, claim a refundable credit for a portion of its unused AMT and research credits.
We recorded an income tax benefit of $16 thousand for the second quarter of fiscal year 2009 and income tax expense of $20 thousand for the first six months of fiscal year 2009, yielding an effective tax benefit rate of 0.2 percent and an effective tax rate of 0.2 percent, respectively. Our tax benefit for the second quarter of fiscal year 2009 and tax expense for the first six months of fiscal year 2009 were based on an estimated effective tax rate that was derived from an estimate of consolidated earnings before taxes for fiscal year 2009. The estimated effective tax rate is impacted primarily by the worldwide mix of consolidated earnings before taxes and an assessment regarding the realizability of our deferred tax assets. Our tax benefit for the second quarter of fiscal year 2009 and tax expense for the first six months of fiscal year 2009 was less than the Federal statutory rate primarily as a result of the utilization of a portion of our U.S. deferred tax asset, which had been subjected to a valuation allowance. In addition, we recorded a tax benefit of $73 thousand in the second quarter of fiscal year 2009 in connection with our election to forego bonus depreciation in exchange for the ability to claim a refundable credit for a portion of our unused AMT and research credits.
We had $0.1 million of unrecognized tax benefits at September 26, 2009. There were no changes to the unrecognized tax benefits during the six months ended September 26, 2009. All of the unrecognized tax benefits are associated with tax carryforwards that, if recognized, would have no effect on the effective tax rate because the recognition of the associated deferred tax asset would be offset by an increase to the valuation allowance. We do not expect that our unrecognized tax benefits will change significantly in the next 12 months. Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of September 26, 2009, the balance of accrued interest and penalties was zero. No interest or penalties were incurred during the second quarter of fiscal year 2010.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The fiscal years 2006 through 2009 remain open to examination by the major taxing jurisdictions to which we are subject. The Internal Revenue Service is currently auditing the fiscal year 2006 federal income tax return.
6. Acquisition of Business
On December 8, 2008, we executed an asset purchase agreement with Thaler Corporation of Tucson, Arizona, an entity specializing in the manufacture of precision analog devices. The purchase price of the acquisition was $1.1 million, which consisted primarily of intangible assets and inventory. The intangible assets, which were $0.8 million of the purchase price, are being amortized over a period of 5 years. Fifty percent of the purchase price, or $550,000, was paid in cash at closing, and the remaining balance was paid on April 8, 2009. This remaining balance of $550,000 was recorded as “Other accrued liabilities” on the consolidated balance sheet as of March 28, 2009.
7. Provision (Benefit) for Litigation Expenses
On June 17, 2009, the Company received proceeds of a net $2.7 million dollars from its insurance carrier as part of the final settlement of the derivative lawsuits described in Note 10, below. The proceeds were recorded as a recovery of costs previously incurred in accordance with FASB ASC Topic 450, “Contingencies,” and are reflected as a separate line item on the consolidated condensed statement of operations in operating expenses under the caption “Provision (benefit) for litigation expenses.” See Note 10, Legal Matters, to the Consolidated Condensed Financial Statements for additional information.
During the second quarter of fiscal year 2009, we recognized a $1.8 million charge related to legal fees and expenses associated with our derivative lawsuits. Based on a change in circumstances in the status of the lawsuits, the Company believed that it was more likely than not that these legal fees and expenses of $1.8 million related to this matter would not ultimately be recovered under the Company’s Directors and Officers insurance policy and were expensed. The charge was recorded as a separate line item on the consolidated condensed statement of operations in operating expenses under the heading “Provision (benefit) for litigation expenses.”
8. Restructuring and Other Costs
The following table details the changes in our remaining restructuring accrual during the six months ended September 26, 2009 (in thousands):

		Charges (credits)		September 26,
Description	March 28, 2009	to P&L	Cash Payments	2009

Facilities abandonment — fiscal year 2004	$1,963	$(165)	$(575)	$1,223

	$1,963	$(165)	$(575)	$1,223

For the first six months of fiscal year 2010, we recorded a net reduction to the fiscal year 2004 restructuring accrual in the amount of $165 thousand based on a change in assumptions for future rent expense and sublease income. The entry to record the changed assumptions is reflected as a separate line item on the consolidated condensed statement of operations in operating expenses under the heading “Restructuring and other costs.”

As of September 26, 2009, we had a remaining accrual from all of our past restructurings of $1.2 million, primarily related to net lease expenses that will be paid over the lease terms through fiscal year 2013, along with other anticipated lease termination costs. We have classified $0.5 million of this restructuring accrual as long-term.
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
The weighted average outstanding options excluded from our diluted calculation for the quarters ended September 26, 2009 and September 27, 2008, were 8,059,000 and 6,255,000, respectively, as the exercise price of the options exceeded the average market price during the respective periods. The weighted average outstanding options excluded from our diluted calculation for the six months ended September 26, 2009 and September 27, 2008, were 8,418,000 and 6,246,000, respectively, as the exercise price of the options exceeded the average market price during the respective periods.
10. Legal Matters
Derivative Lawsuits
On January 5, 2007, a purported stockholder filed a derivative lawsuit in the state district court in Travis County, Texas against current and former officers and directors of Cirrus Logic and against the Company, as a nominal defendant, alleging various breaches of fiduciary duties, conspiracy, improper financial reporting, insider trading, violations of the Texas Securities Act, unjust enrichment, accounting, gross mismanagement, abuse of control, rescission, and waste of corporate assets related to certain prior grants of stock options by the Company. Our response to the lawsuit was filed on April 20, 2007. On June 12, 2007, the state district court stayed the lawsuit until a final determination was reached in the District Court actions described below.
Two additional lawsuits arising out of the same claims were filed in federal court in the United States District Court for the Western District of Texas — Austin Division. Between March 19, 2007, and March 30, 2007, two purported stockholders filed derivative lawsuits related to the Company’s prior stock option grants against current and former officers and directors of Cirrus Logic and against the Company, as a nominal defendant. The individual defendants named in these lawsuits overlap, but not completely, with the state suit. The lawsuits allege many of the causes of action alleged in the Texas state court suit, but also include claims for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5, violations of Section 14(a) of the Exchange Act and violations of Section 20(a) of the Exchange Act.
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
The Court approved the Revised Stipulation on May 28, 2009 and entered judgment thereon. The parties dismissed the remaining state district court action on July 27, 2009.
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

On April 7, 2008, Silvaco filed a notice of appeal on these matters. We anticipate that the appeal will be heard by the Court of Appeal of the State of California, Sixth Appellate District in the first half of calendar year 2010.
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
11. Comprehensive Income
The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Net income	$6,764	$6,355	$6,985	$8,493
Adjustments to arrive at comprehensive income:
Change in unrealized gains on marketable securities	(85)	(12)	5	(479)

Comprehensive income	$6,679	$6,343	$6,990	$8,014

Realized gains and losses on the sale of available-for-sale securities are included on the consolidated condensed statement of operations in operating expenses under the caption “Interest income, net.”
12. Share Repurchase Program
On January 29, 2009, we announced that our Board authorized a share repurchase program of up to $20 million. The repurchases will be funded from existing cash and may be effected from time to time depending on general market and economic conditions and in accordance with applicable securities laws. No share repurchases under this program have occurred as of September 26, 2009. Our prior repurchase program, which was announced in January 2008 and authorized the repurchase of up to $150 million of our common stock, was completed in April 2008 for a total of $150 million with 24.5 million shares repurchased. All shares of our common stock that were repurchased under this program were cancelled as of June 28, 2008.
13. Segment Information
We are focused on becoming a leader in high-precision analog and mixed-signal ICs for a broad range of audio and energy markets. We sell audio converters, audio interface devices, audio processors and audio amplification products as well as developing hybrids and modules for high-power applications. We also provide complete system reference designs based on our technology that enable our customers to bring products to market in a timely and cost-effective manner. We determine our operating segments in accordance with FASB ASC Topic 280, “Segment Reporting.” Our CEO has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

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
In accordance with FASB ASC Topic 280, below is a summary of our net sales by product line (in thousands):

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008

Audio Products	$41,271	$30,604	$66,058	$52,634
Energy Products	14,403	22,674	27,130	44,655

	$55,674	$53,278	$93,188	$97,289

14. Patent Agreement, Net
On June 11, 2009, we entered into a Patent Purchase Agreement for the sale of certain Company owned patents. As a result of this agreement, on August 26, 2009 the Company received cash consideration of $1.4 million from the purchaser. The proceeds were recorded as a recovery of costs previously incurred and are reflected as a separate line item on the consolidated condensed statement of operations in operating expenses under the caption “Patent agreement, net.”
15. Subsequent Events
In May 2009, the FASB issued accounting guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FASB ASC Topic 855 on March 29, 2009. The Company has evaluated subsequent events for the period from September 26, 2009, the date of these financial statements, through October 20, 2009, which represents the date these financial statements are being filed with the Commission. Pursuant to the requirements of FASB ASC Topic 855, there were no events or transactions occurring during this subsequent event reporting period that require recognition or disclosure in the financial statements. With respect to this disclosure, the Company has not evaluated subsequent events occurring after October 20, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read along with the unaudited consolidated condensed financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 28, 2009, contained in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“Commission”) on June 1, 2009. We maintain a web site at www.cirrus.com, which makes available free of charge our recent annual report and all other filings we have made with the SEC. This Management’s Discussion and Analysis of Financial Condition and Results of Operations and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management. In some cases, forward-looking statements are identified by words such as “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” “intend” and variations of these types of words and similar expressions are intended to identify these forward-looking statements. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.
Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in “Item 1A — Risk Factors Affecting our Business and Prospects” in our 2009 Annual Report on Form 10-K filed with the Commission on June 1, 2009, as well as “Item 1A — Risk Factors” in this Quarterly Report on Form 10-Q for the period ended September 26, 2009. Readers should carefully review these risk factors, as well as those identified in the documents filed by us with the Commission.
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
We believe the following critical accounting policies involve significant judgments and estimates that are used in the preparation of the consolidated condensed financial statements:
•	For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” we perform an analysis of current market data and historical company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our Consolidated Condensed Statement of Operations. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.

•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We regularly evaluate our allowance for doubtful accounts based upon the age of the receivable, our ongoing customer relations, as well as any disputes with the customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which could have a material effect on our operating results and financial position. Additionally, we may maintain an allowance for doubtful accounts for estimated losses on receivables from customers with whom we are involved in litigation.
•	Inventories are recorded at the lower of cost or market, with cost being determined on a first-in, first-out basis. We write down inventories to net realizable value based on forecasted demand, management judgment and the age of inventory. Actual demand and market conditions may be different from those projected by management, which could have a material effect on our operating results and financial position.
•	We evaluate the recoverability of property, plant and equipment and intangible assets in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” and FASB ASC Topic 205, “Presentation of Financial Statements.” We test for impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. An impairment loss is recognized in the event the carrying value of these assets exceeds the fair value of the applicable assets. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, which could have a material effect on our operating results and financial position.
•	The Company evaluates goodwill and other intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other.” Goodwill is recorded at the time of an acquisition and is calculated as the difference between the total consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development (“IPR&D”). Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) a significant slowdown in the worldwide economy and the semiconductor industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests goodwill for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period.

•	Our available-for-sale investments, non-marketable securities and other investments are subject to a periodic impairment review pursuant to FASB ASC Topic 320, “Investments — Debt and Equity Securities.” Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment and actual results may be materially different than our estimate. Marketable securities are evaluated for impairment if the decline in fair value below cost basis is significant and/or has lasted for an extended period of time. Non-marketable securities or other investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. For investments accounted for using the cost method of accounting, we evaluate information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults, and subsequent rounds of financings at an amount below the cost basis of the investment. This list is not all inclusive and we weigh all quantitative and qualitative factors in determining if an other-than-temporary decline in value of an investment has occurred. When a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period’s operating results to the extent of the decline. Actual values could be different from those estimated by management, which could have a material effect on our operating results and financial position.
•	In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance against a substantial portion of our net U.S. deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis by determining whether or not the anticipated pre-tax income for the upcoming twelve months is expected to be sufficient to utilize the deferred tax assets that we have recognized. If our future income is not sufficient to utilize the deferred tax assets that we have recognized, we increase the valuation allowance to the point at which all of the remaining recognized deferred tax assets will be utilized by the anticipated future pre-tax income for the next twelve months. An increase in the valuation allowance results in a simultaneous increase to income tax expense or, in some cases, a decrease in contributed capital. If our anticipated future pre-tax income is sufficient to conclude that additional deferred tax assets should be recognized, we decrease the valuation allowance. This results in a simultaneous decrease to income tax expense or, possibly, an increase in contributed capital.
•	Restructuring charges for workforce reductions and facilities consolidations reflected in the accompanying financial statements were accrued based upon specific plans established by management, in accordance with FASB ASC Topic 740, “Exit or Disposal Cost Obligations.” We use an estimated borrowing rate as the discount rate for all of our restructuring accruals made under FASB ASC Topic 740. Our facilities consolidation accruals are based upon our estimates as to the length of time a facility would be vacant, as well as the amount of sublease income we would receive once we sublet the facility, after considering current and projected market conditions. Changes in these estimates could result in an adjustment to our restructuring accruals in a future quarter, which could have a material effect on our operating results and financial position.
•	We are subject to the possibility of loss contingencies for various legal matters. We regularly evaluate current information available to us to determine whether any accruals should be made based on the status of the case, the results of the discovery process and other factors. If we ultimately determine that an accrual should be made for a legal matter, this accrual could have a material effect on our operating results and financial position and the ultimate outcome may be materially different than our estimate.

Results of Operations
The following table summarizes the results of our operations for the second quarter and first six months of fiscal years 2010 and 2009 as a percent of net sales. All percent amounts were calculated using the underlying data in thousands, unaudited:

	Percentage of Net Sales
	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Audio products	74%	57%	71%	54%
Energy products	26%	43%	29%	46%

Net sales	100%	100%	100%	100%
Cost of sales	48%	44%	48%	44%
Gross margin	52%	56%	52%	56%

Research and development	22%	20%	27%	23%
Selling, general and administrative	21%	22%	23%	24%
Restructuring and other costs	0%	—	0%	—
Provision (benefit) for litigation expenses	—	3%	(3%)	2%
Patent agreement, net	(3%)	—	(2%)	—

Total operating expenses	40%	45%	45%	49%

Income from operations	12%	11%	7%	7%

Interest income, net	0%	1%	1%	2%
Other income (expense), net	—	—	—	—

Income before income taxes	12%	12%	8%	9%
Provision (benefit) for income taxes	—	—	1%	—

Net income	12%	12%	7%	9%

Net Sales
Net sales for the second quarter of fiscal year 2010 increased $2.4 million, or 4.5 percent, to $55.7 million from $53.3 million for the second quarter of fiscal year 2009. Net sales from our audio products increased $10.7 million, or 35 percent, due primarily to an increase in sales in our portable products and surround codec products. These sales increases were partially offset by a decrease in sales of our audio analog to digital converters, stereo codec products, and audio digital to analog converters. Energy products sales decreased $8.3 million, or 36 percent, during the second quarter of fiscal year 2010 from the comparable quarter of the prior fiscal year substantially due to lower sales in both our seismic and communications products.
Net sales for the first six months of fiscal year 2010 decreased $4.1 million, or 4.2 percent, to $93.2 million from $97.3 million for the first six months of fiscal year 2009. Net sales from our audio products increased $13.4 million, or 26 percent, due primarily to higher sales of our portable and surround codec products. These sales increases were partially offset by decreases in sales of our audio analog to digital converters, interface products, and audio digital to analog converters. Energy products net sales decreased $17.5 million, or 39 percent, during the first six months of fiscal year 2010 from the comparable period of the prior fiscal year substantially due to sales decreases from our seismic, communications, and ARM products.
Export sales, principally to Asia, including sales to U.S. based customers with manufacturing plants overseas, were 80 percent and 66 percent of net sales during the second quarter of fiscal years 2010 and 2009, respectively. For the first six months of fiscal years 2010 and 2009, export sales, principally to Asia, were 79 percent and 65 percent of net sales, respectively. Our sales are denominated primarily in U.S. dollars. As a result, we have not entered into foreign currency forward exchange and option contracts.

Since the components we produce are largely proprietary and generally not available from second sources, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, from a distributor, or through a third party manufacturer contracted to produce their end product. Our ten largest end customers represented approximately 58 percent and 40 percent of our sales for the three month periods ending September 26, 2009 and September 27, 2008, respectively. For the first six months of fiscal years 2010 and 2009, our ten largest end customers represented approximately 52 percent and 32 percent of our sales, respectively. We had one end customer that purchased through multiple contract manufacturers and represented more than 30 percent and 15 percent of the Company’s total sales for the three month periods ending September 26, 2009 and September 27, 2008, respectively. We had one end customer that purchased through multiple contract manufacturers and represented more than 30 percent of the Company’s total sales for the six month period ending September 26, 2009. We had one contract manufacturer whose sales revenues represented 18 percent and 10 percent respectively, of the Company’s total revenues for the three and six month periods ending September 26, 2009. There were no contract manufacturers whose sales revenues represented more than 10 percent of the Company’s total revenues for the three and six month periods ending September 27, 2008. We had one distributor that represented 23 percent and 36 percent of our sales for the second quarter of fiscal year 2010 and fiscal year 2009, respectively. We had one distributor that represented 25 percent and 34 percent of our sales for the first six months of fiscal year 2010 and fiscal year 2009, respectively.
Gross Margin
Gross margin was 52.0 percent in the second quarter of fiscal year 2010, down from 56.3 percent in the second quarter of fiscal year 2009. The decrease in gross margin was driven primarily by a change in both customer and product mix, and in particular by the recent growth in our portable products coupled with the decline in our energy products.
Gross margin was 52.1 percent in the first six months of fiscal year 2010, down from 56.2 percent in the first six months of fiscal year 2009. The decrease in gross margin was driven primarily by a change in both customer and product mix, and in particular by the recent growth in our portable products coupled with the decline in our energy products.
Research and Development Expense
Research and development expense for the second quarter of fiscal year 2010 was $12.4 million, an increase of $1.5 million from $10.9 million in the second quarter of fiscal year 2009. This increase was primarily due to an increase in research and development headcount, resulting in higher salaries and associated benefit costs, as well as to higher product development and related expenses.
Research and development expense for the first six months of fiscal year 2010 was $24.9 million, an increase of $2.4 million from $22.5 million in the first six months of fiscal year 2009. This increase was attributable to an increase in research and development headcount, resulting in higher salaries and associated benefit costs, as well as to higher product development and related expenses.
Selling, General and Administrative Expense
Selling, general and administrative expense in the second quarter of fiscal year 2010 was $11.7 million, an increase of $0.1 million from $11.6 million in the second quarter of fiscal year 2009. Increases in stock option expense, higher selling related costs and expenses related to our world-wide sales conference were substantially offset by decreased expenses for marketing and outside professional expenses.
Selling, general and administrative expense in the first six months of fiscal year 2010 was $21.8 million, a decrease of $1.8 million from $23.6 million in the first six months of fiscal year 2009. This decrease was attributable to several factors, including decreases in outside professional expenses, marketing expenses, occupancy-related costs, and employment expenses. These decreases were partially offset by expenses associated with our world-wide sales conference in the second quarter of fiscal year 2010.

Provision (Benefit) for Litigation Expenses
On June 17, 2009, the Company received proceeds of a net $2.7 million dollars from its insurance carrier as part of the final settlement of the derivative lawsuits described in Note 10 to our consolidated condensed financial statements included elsewhere in this report. The proceeds were recorded as a recovery of costs previously incurred in accordance with FASB ASC Topic 450, “Contingencies” and are reflected as a separate line item on the consolidated condensed statement of operations in operating expenses under the caption “Provision (benefit) for litigation expenses.” See Note 10, Legal Matters, to the Condensed Consolidated Financial Statements for additional information.
During the second quarter of fiscal year 2009, we recognized a $1.8 million charge related to legal fees and expenses associated with our ongoing derivative lawsuits. Based on a change in circumstances in the status of the lawsuits, the Company believed that it was more likely than not that legal fees and expenses of $1.8 million related to this matter would not ultimately be recovered under the Company’s Directors and Officers insurance policy, and were expensed. The charge was recorded as a separate line item on the consolidated condensed statement of operations in operating expenses under the heading “Provision (benefit) for litigation expense.” See Note 10, Legal Matters, to the Condensed Consolidated Financial Statements for additional information.
Patent Agreement, Net
On June 11, 2009, we entered into a Patent Purchase Agreement for the sale of certain Company owned patents. As a result of this agreement, on August 26, 2009 the Company received cash consideration of $1.4 million from the purchaser. The proceeds were recorded as a recovery of costs previously incurred and are reflected as a separate line item on the consolidated condensed statement of operations in operating expenses under the caption “Patent agreement, net.”
Interest Income
Interest income was $0.4 million and $0.6 million for the second quarter of fiscal years 2010 and 2009, respectively. Interest income was $0.8 million and $1.6 million for the first six months of fiscal years 2010 and 2009, respectively. The decrease of $0.8 million in the first six months of fiscal year 2010 is primarily due to decreased rates of return on our investment portfolio. However, the interest-earning portfolio balance of $124 million as of the end of the Company’s second quarter of fiscal year 2010 reflects an increase of approximately $14 million over the portfolio balance for the corresponding period of the prior fiscal year.
Income Taxes
We recorded income tax provisions of $29 thousand and $6 thousand for the second quarter and first six months of fiscal year 2010, respectively, yielding effective tax rates of 0.4 percent and 0.1 percent, respectively. Our tax provisions for the second quarter and first six months of fiscal year 2010 is based on an estimated effective tax rate that is derived from an estimate of consolidated earnings before taxes for fiscal year 2010. The estimated effective tax rate is impacted primarily by the worldwide mix of consolidated earnings before taxes and an assessment regarding the realizability of our deferred tax assets. Our tax provisions for the second quarter and first six months of fiscal year 2010 was less than the Federal statutory rate primarily as a result of the utilization of a portion of our U.S. deferred tax asset, which had been subjected to a valuation allowance. In addition, we recorded a tax benefit of $36 thousand and $66 thousand in the second quarter and first six months of fiscal year 2010, respectively, as a result of the provision in U.S. tax law which currently provides that taxpayers may elect to forego bonus depreciation on certain additions of qualified eligible property and, in turn, claim a refundable credit for a portion of its unused AMT and research credits.

We recorded an income tax benefit of $16 thousand for the second quarter of fiscal year 2009 and an income tax expense of $20 thousand for the first six months of fiscal year 2009, yielding an effective tax benefit rate of 0.2 percent and an effective tax rate of 0.2 percent, respectively. Our tax benefit for the second quarter of fiscal year 2009 and tax expense for the first six months of fiscal year 2009 were based on an estimated effective tax rate that is derived from an estimate of consolidated earnings before taxes for fiscal year 2009. The estimated effective tax rate is impacted primarily by the worldwide mix of consolidated earnings before taxes and an assessment regarding the realizability of our deferred tax assets. Our tax benefit for the second quarter of fiscal year 2009 and tax expense for the first six months of fiscal year 2009 was less than the Federal statutory rate primarily as a result of the utilization of a portion of our U.S. deferred tax asset, which had been subjected to a valuation allowance. In addition, we recorded a tax benefit of $73 thousand in the second quarter of fiscal year 2009 in connection with our election to forego bonus depreciation in exchange for the ability to claim a refundable credit for a portion of our unused AMT and research credits.
Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“ FASB”) issued guidance now codified as FASB Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released additional guidance now codified under FASB ASC Topic 820, which provides for delayed application of certain guidance related to non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years. The Company adopted certain provisions of FASB ASC Topic 820 effective March 30, 2008 (see Note 2, Fair Value of Financial Instruments, to the Condensed Consolidated Financial Statements for additional information). Pursuant to the requirements of FASB ASC Topic 820, the Company adopted the provisions of Topic 820 with respect to our non-financial assets and non-financial liabilities effective March 29, 2009. The implementation of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows.
In June 2008, the FASB issued guidance now codified as FASB ASC Topic 260, “Earnings Per Share.” Under FASB ASC Topic 260, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. The implementation of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows.
In April 2009, the FASB issued guidance now codified as FASB ASC Topic 320, “Investments — Debt and Equity Securities” and Topic 325 “Investments — Other,” which is designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The pronouncement is effective for periods ending after June 15, 2009. Accordingly, the Company adopted this pronouncement on March 29, 2009. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 320 resulted in additional disclosures with respect to the fair value of the Company’s investments with unrealized losses that are not deemed other-than-temporarily impaired. See Note 2, Fair Value of Financial Instruments, for these additional disclosures.
In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, “Financial Instruments,” which amends previous Topic 825 guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This pronouncement is effective for periods ending after June 15, 2009. Accordingly, the Company adopted these provisions of FASB ASC Topic 825 on March 29, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows. However, these provisions of FASB ASC Topic 825 resulted in additional disclosures with respect to the fair value of the Company’s financial instruments. See Note 2, Fair Value of Financial Instruments, for these additional disclosures.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted these provisions of FASB ASC Topic 855 on March 29, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events. See Note 15, Subsequent Events, for this additional disclosure.
In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.
Liquidity and Capital Resources
During the first six months of fiscal year 2010, we generated approximately $7.1 million in cash from operating activities. The primary increase in cash from operations was related to the cash components of our net income, coupled with a $10.9 million increase in accounts payable. These increases in cash from operations were partially offset by an increase in accounts receivable of $15.3 million. During the first six months of fiscal year 2009, we generated approximately $10.0 million in cash from operating activities. The primary increase in cash from operations was related to the cash components of our net income, coupled with a $2.2 million decrease in other assets and a $1.5 million increase in accounts payable. These increases in cash from operations were partially offset by increases in inventory of $5.6 million and accounts receivable of $2.9 million.
Net cash used in investing activities was $18.1 million during the first six months of fiscal year 2010, primarily as a result of the net purchase of $14.6 million in available-for-sale securities. Additionally, purchases of property, equipment, software, and technology assets amounted to $3.1 million. Finally, we utilized $0.6 million to complete the purchase of the Thaler assets, as discussed previously in Note 6 — Acquisition of Business of the Notes to Consolidated Condensed Financial Statements contained in Item 1. Net cash provided by investing activities was $73.8 million during the first six months of fiscal year 2009, primarily as a result of the net proceeds of $76.1 million from our available-for-sale securities partially offset by purchases of property, equipment, and software of $2.2 million.
Cash provided by financing activities during the first six months of fiscal year 2010 represented $0.1 million, and were attributable to the issuance of 25,000 shares of common stock in connection with option exercises. We used $84.9 million in cash from financing activities during the first six months of fiscal year 2009, due primarily to the use of $87.2 million to complete the share repurchases previously discussed in Note 13 — Share Repurchase Program of the Notes to Consolidated Condensed Financial Statements contained in Item 1. This use of funds was partially offset by the issuance of 464,000 shares of common stock in connection with option exercises and our employee stock purchase plan, which generated approximately $2.4 million in cash.
As of September 26, 2009, we have restricted cash of $5.8 million, which primarily secures certain obligations under our lease agreement for the headquarters and engineering facility in Austin, Texas. We have not paid cash dividends on our common stock and currently intend to continue our policy of retaining any earnings for reinvestment in our business. Although we cannot give assurance that we will be able to generate cash in the future, we anticipate that our existing capital resources and cash flow generated from future operations will enable us to maintain our current level of operations for at least the next 12 months.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the CEO and the Chief Financial Officer (“CFO”) concluded that, as of September 26, 2009, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our controls and procedures are effective in timely alerting them to material information required to be included in this report.
Changes in control over financial reporting
There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
Derivative Lawsuits
On January 5, 2007, a purported stockholder filed a derivative lawsuit in the state district court in Travis County, Texas against current and former officers and directors of Cirrus Logic and against the Company, as a nominal defendant, alleging various breaches of fiduciary duties, conspiracy, improper financial reporting, insider trading, violations of the Texas Securities Act, unjust enrichment, accounting, gross mismanagement, abuse of control, rescission, and waste of corporate assets related to certain prior grants of stock options by the Company. Our response to the lawsuit was filed on April 20, 2007. On June 12, 2007, the state district court stayed the lawsuit until a final determination was reached in the District Court actions described below.
Two additional lawsuits arising out of the same claims were filed in federal court in the United States District Court for the Western District of Texas — Austin Division. Between March 19, 2007, and March 30, 2007, two purported stockholders filed derivative lawsuits related to the Company’s prior stock option grants against current and former officers and directors of Cirrus Logic and against the Company, as a nominal defendant. The individual defendants named in these lawsuits overlap, but not completely, with the state suit. The lawsuits allege many of the causes of action alleged in the Texas state court suit, but also include claims for alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5, violations of Section 14(a) of the Exchange Act and violations of Section 20(a) of the Exchange Act.

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
The Court approved the Revised Stipulation on May 28, 2009 and entered judgment thereon. The parties dismissed the remaining state district court action on July 27, 2009.
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
On April 7, 2008, Silvaco filed a notice of appeal on these matters. We anticipate that the appeal will be heard by the Court of Appeal of the State of California, Sixth Appellate District in the first half of calendar year 2010.
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
While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our sales and adversely affect our business. Our ten largest end customers represented approximately 58 percent of our sales for the three month period ending September 26, 2009. For the first six months of fiscal year 2010, our ten largest end customers represented approximately 52 percent of our sales. We had one end customer that purchased through multiple contract manufacturers and represented more than 30 percent of the Company’s total sales for the three and six month periods ending September 26, 2009. We had one contract manufacturer whose sales revenues represented 18 percent and 10 percent of the Company’s total revenues for the three and six month periods ending September 26, 2009, respectively. We had one distributor that represented 23 percent and 25 percent of our sales for the second quarter and first six months of fiscal year 2010, respectively.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 29, 2009, we announced that our Board authorized a share repurchase program of up to $20 million. The repurchases will be funded from existing cash and may be effected from time to time depending on general market and economic conditions and in accordance with applicable securities laws. No share repurchases under this program have occurred as of September 26, 2009. Our prior repurchase program, which was announced in January 2008 and authorized the repurchase of up to $150 million of our common stock, was completed in April 2008 for a total of $150 million with 24.5 million shares repurchased. All shares of our common stock that were repurchased under this program were cancelled as of June 28, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of the Company’s stockholders was held on July 24, 2009. At the close of business on May 27, 2009, the record date for the meeting, there were approximately 65.3 million shares of the Company’s common stock outstanding and entitled to be voted at the meeting. Holders of 60,596,995 shares of the Company’s common stock (representing a like number of votes) were present at that meeting, either in person or by proxy. The following table sets forth the results of the voting that occurred at the stockholder meeting:
(a)	Election of Directors

Michael L. Hackworth	For: 58,697,808	Withheld: 1,899,187
D. James Guzy	For: 58,696,518	Withheld: 1,900,477
John C. Carter	For: 59,364,333	Withheld: 1,232,662
Timothy R. Dehne	For: 59,383,301	Withheld: 1,213,694
Jason P. Rhode	For: 59,318,971	Withheld: 1,278,024
William D. Sherman	For: 58,814,079	Withheld: 1,782,916
Robert H. Smith	For: 56,267,467	Withheld: 4,329,528
There were no broker non-votes.
(b)	Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the Company’s 2010 fiscal year.

For: 60,025,832	Against: 212,876	Abstain: 358,287
There were no broker non-votes.
ITEM 6. EXHIBITS
The following exhibits are filed as part of or incorporated by reference into this Report:

3.1		Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (1)
3.2		Amended and Restated Bylaws of Registrant. (2)
31.1	*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Form 10-Q.
(1)	Incorporated by reference to exhibit 3.1 from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 22, 2001.
(2)	Incorporated by reference to exhibit 3.1 from Registrant’s Report of Form 8-K filed with the Commission on September 21, 2005.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRRUS LOGIC, INC.
Date: October 20, 2009	By:	/s/ Thurman K. Case
Thurman K. Case
Chief Financial Officer and Principal Accounting Officer