Form 10-Q
period 2009-12-26
CIRRUS LOGIC INC
filed 2010-01-28
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ________ to ________
Commission File Number 0-17795

CIRRUS LOGIC, INC.

DELAWARE (State of incorporation)	2901 Via Fortuna, Austin, TX 78746	77-0024818 (I.R.S. ID)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of January 22, 2010 was 65,471,862.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED DECEMBER 26, 2009

Part I.

ITEM 1.	FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	December 26,	March 28,
	2009	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,831	$31,504
Restricted investments	5,755	5,755
Marketable securities	77,636	79,346
Accounts receivable, net	25,131	10,814
Inventories	30,408	19,878
Other current assets	6,318	5,359

Total current assets	170,079	152,656

Long-term marketable securities	25,235	3,627
Property and equipment, net	18,499	19,367
Goodwill and intangibles, net	28,681	29,336
Other assets	1,906	2,018

Total assets	$244,400	$207,004

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,172	$9,886
Accrued salaries and benefits	7,609	6,432
Other accrued liabilities	5,047	6,004
Deferred income on shipments to distributors	4,033	3,426

Total current liabilities	41,861	25,748

Long-term restructuring accrual	492	931
Other long-term obligations	6,555	7,397

Stockholders’ equity:
Capital stock	950,023	945,455
Accumulated deficit	(753,911)	(771,951)
Accumulated other comprehensive loss	(620)	(576)

Total stockholders’ equity	195,492	172,928

Total liabilities and stockholders’ equity	$244,400	$207,004

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2009	2008	2009	2008

Net sales	$65,162	$43,833	$158,350	$141,122
Cost of sales	30,276	19,755	74,903	62,407

Gross margin	34,886	24,078	83,447	78,715

Operating expenses:
Research and development	12,834	10,896	37,697	33,365
Selling, general and administrative	11,428	11,055	33,245	34,655
Restructuring and other costs	86	—	(79)	—
Proceeds from non-marketable securities	(500)	—	(500)	—
Provision (benefit) for litigation expenses and settlements	135	—	(2,610)	1,771
Patent agreement, net	—	—	(1,400)	—

Total operating expenses	23,983	21,951	66,353	69,791

Income from operations	10,903	2,127	17,094	8,924

Interest income, net	269	679	1,108	2,252
Other income (expense), net	(7)	10	(46)	153

Income before income taxes	11,165	2,816	18,156	11,329
Provision for income taxes	110	66	116	86

Net income	$11,055	$2,750	$18,040	$11,243

Basic income per share:	$0.17	$0.04	$0.28	$0.17

Diluted income per share:	$0.17	$0.04	$0.28	$0.17

Basic weighted average common shares outstanding:	65,302	65,172	65,279	65,588
Diluted weighted average common shares outstanding:	65,632	65,274	65,452	65,927
The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Nine Months Ended
	December 26,	December 27,
	2009	2008
Cash flows from operating activities:
Net income	$18,040	$11,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,012	6,047
Stock compensation expense	4,137	4,079
Gain on marketable securities	(500)	—
Loss on sale of assets	33	113
Other non-cash benefits	(119)	(527)
Net change in operating assets and liabilities:
Accounts receivable, net	(14,317)	7,028
Inventories	(10,530)	(787)
Other assets	(969)	1,632
Accounts payable and other accrued liabilities	14,801	(12,357)
Deferred revenues	607	1,454
Income taxes payable	57	(79)

Net cash provided by operating activities	17,252	17,846

Cash flows from investing activities:
Additions to property, equipment and software	(2,395)	(2,601)
Investments in technology	(2,107)	(279)
Acquisition of Thaler Corporation assets	(550)	(550)
Purchase of marketable securities	(102,288)	(87,566)
Proceeds from sale and maturity of marketable securities	82,346	129,011
Proceeds from sale of non-marketable securities	500	—
Decrease in deposits and other assets	138	317

Net cash provided by (used in) investing activities	(24,356)	38,332

Cash flows from financing activities:
Repurchase and retirement of common stock	—	(87,244)
Net proceeds from the issuance of common stock	431	2,586

Net cash provided by (used in) financing activities	431	(84,658)

Net decrease in cash and cash equivalents	(6,673)	(28,480)

Cash and cash equivalents at beginning of period	31,504	56,614

Cash and cash equivalents at end of period	$24,831	$28,134

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
Recently Issued Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as FASB Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.
In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted these provisions of FASB ASC Topic 855 on March 29, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events. See Note 16, Subsequent Events, for this additional disclosure.
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
In June 2008, the FASB issued guidance codified under FASB ASC Topic 260, “Earnings Per Share.” Under FASB ASC Topic 260, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. The implementation of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows.
In September 2006, the FASB issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The pronouncement was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released additional guidance now codified under FASB ASC Topic 820, which provides for delayed application of certain guidance related to non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years. The Company adopted certain provisions of FASB ASC Topic 820 effective March 30, 2008 (see Note 2, Fair Value of Financial Instruments, to the Condensed Consolidated Financial Statements for additional information). Pursuant to the requirements of FASB ASC Topic 820, the Company adopted the provisions of Topic 820 with respect to our non-financial assets and non-financial liabilities effective March 29, 2009. The implementation of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows.
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
As of December 26, 2009, the Company’s cash and cash equivalents and restricted investments of $30.6 million and short-term and long-term investments of $102.9 million were valued using quoted prices generated by market transactions involving identical assets, or Level 1 assets, as defined under FASB ASC Topic 820.

The Company adopted the provisions of FASB ASC Topic 825, “Financial Instruments,” on March 29, 2009, which require disclosures about the fair value of financial instruments in interim as well as annual financial statements. The following table summarizes the carrying amount and fair value of the Company’s financial instruments as of December 26, 2009 (in thousands):

	December 26, 2009
	Carrying
Financial instruments	Amount	Fair Value
Cash and cash equivalents	$24,831	$24,831
Restricted investments	5,755	5,755
Marketable securities	77,636	77,636
Accounts receivable, net	25,131	25,131
Notes receivable	500	500
Long-term marketable securities	25,235	25,235
Accounts payable	25,172	25,172

	$184,260	$184,260

For cash and cash equivalents, restricted investments, marketable securities, accounts receivable, and accounts payable, the carrying amount approximates fair value because of the relative short maturity of those instruments. The recorded value of notes receivable is the original note amount; the market value is not readily determinable. The fair values of long-term marketable securities are valued using quoted prices generated by market transactions involving identical assets.
In April 2009, the FASB issued additional accounting guidance now codified as FASB ASC Topic 320, “Investments — Debt and Equity Securities,” which is designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category at December 26, 2009 (in thousands):

		Gross	Gross	Estimated Fair
	Amortized	Unrealized	Unrealized	Value (Net Carrying
	Cost	Gains	Losses	Amount)

Corporate securities — U.S.	$46,682	$153	$(34)	$46,801
U.S. Government securities	47,964	47	(26)	47,985
Commercial paper	13,830	11	(1)	13,840

Total debt securities	$108,476	$211	$(61)	$108,626

Marketable equity securities	—	—	—	—

	$108,476	$211	$(61)	$108,626

The Company’s specifically identified gross unrealized losses of $61 thousand relates to nineteen different securities with amortized costs of approximately $30.9 million at December 26, 2009. Because the Company does not intend to sell the investments at a loss and the Company will not be required to sell the investments before recovery of its amortized cost basis, it does not consider the investment in these securities to be other-than-temporarily impaired at December 26, 2009. Further, the securities with gross unrealized losses have been in a continuous unrealized loss position for less than 12 months as of December 26, 2009.

The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category at March 28, 2009 (in thousands):

		Gross	Gross	Estimated Fair
	Amortized	Unrealized	Unrealized	Value (Net Carrying
	Cost	Gains	Losses	Amount)

Corporate securities — U.S.	$29,585	$40	$(153)	$29,472
Corporate securities — Government guaranteed	4,600	7	—	4,607
U.S. Government securities	32,886	157	(2)	33,041
Agency discount notes	21,463	147	(2)	21,608

Total debt securities	$88,534	$351	$(157)	$88,728

Marketable equity securities	—	—	—	—

	$88,534	$351	$(157)	$88,728

The Company’s specifically identified gross unrealized losses of $157 thousand relates to fourteen different securities with amortized costs of approximately $20.5 million at March 28, 2009. Because the Company does not intend to sell the investments at a loss and the Company will not be required to sell the investments before recovery of its amortized cost basis, it does not consider the investment in these securities to be other-than-temporarily impaired at March 28, 2009. Further, the securities with gross unrealized losses had been in a continuous unrealized loss position for less than 12 months as of March 28, 2009.
3. Accounts Receivable, net
The following are the components of accounts receivable, net (in thousands):

	December 26,	March 28,
	2009	2009

Gross accounts receivable	$25,545	$11,265
Allowance for doubtful accounts	(414)	(451)

	$25,131	$10,814

4. Inventories
Inventories are comprised of the following (in thousands):

	December 26,	March 28,
	2009	2009

Work in process	$19,186	$11,516
Finished goods	11,222	8,362

	$30,408	$19,878

5. Income Taxes
We recorded an income tax expense of $110 thousand and $116 thousand for the third quarter and first nine months of fiscal year 2010, respectively, yielding an effective tax rate of 1.0 percent and 0.6 percent, respectively. Our tax expense for the third quarter and first nine months of fiscal year 2010 was based on an estimated effective tax rate which was derived from an estimate of consolidated earnings before taxes for fiscal year 2010. The estimated effective tax rate was impacted primarily by the worldwide mix of consolidated earnings before taxes and an assessment regarding the realizability of our deferred tax assets. Our tax expense for the third quarter and first nine months of fiscal year 2010 was less than the Federal statutory rate primarily as a result of the utilization of a portion of our U.S. deferred tax asset which had been subjected to a valuation allowance. In addition, we recorded a tax benefit of $8 thousand and $74 thousand in the third quarter and first nine months of fiscal year 2010, respectively, as a result of the provision in U.S. tax law which currently provides that taxpayers may elect to forego bonus depreciation on certain additions of qualified eligible property and, in turn, claim a refundable credit for a portion of its unused AMT and research credits.

We recorded an income tax expense of $66 thousand and $86 thousand for the third quarter and first nine months of fiscal year 2009, respectively, yielding an effective tax rate of 2.3 percent and 0.8 percent, respectively. Our tax expense for the third quarter and first nine months of fiscal year 2009 were based on an estimated effective tax rate which was derived from an estimate of consolidated earnings before taxes for fiscal year 2009. The estimated effective tax rate was impacted primarily by the worldwide mix of consolidated earnings before taxes and an assessment regarding the realizability of our deferred tax assets. Our tax expense for the third quarter and first nine months of fiscal year 2009 was less than the Federal statutory rate primarily as a result of the utilization of a portion of our U.S. deferred tax asset which had been subjected to a valuation allowance. In addition, we recorded a tax benefit of $26 thousand and $99 thousand in the third quarter and first nine months of fiscal year 2009, respectively, as a result of the provision in U.S. tax law which currently provides that taxpayers may elect to forego bonus depreciation on certain additions of qualified eligible property and, in turn, claim a refundable credit for a portion of its unused AMT and research credits.
We had $0.1 million of unrecognized tax benefits as of December 26, 2009. There were no changes to the unrecognized tax benefits during the nine months ended December 26, 2009. All of the unrecognized tax benefits are associated with tax carryforwards that, if recognized, would have no effect on the effective tax rate because the recognition of the associated deferred tax asset would be offset by an increase to the valuation allowance. We do not expect that our unrecognized tax benefits will change significantly in the next 12 months. Our continuing policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 26, 2009, the balance of accrued interest and penalties was zero. No interest or penalties were incurred during the third quarter of fiscal year 2010.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The fiscal years 2006 through 2009 remain open to examination by the major taxing jurisdictions to which we are subject. During this quarter, the Internal Revenue Service issued a “no change” letter with regard to its audit of fiscal year 2006.
6. Asset Purchase Agreement
On December 8, 2008, we executed an asset purchase agreement with Thaler Corporation of Tucson, Arizona, an entity specializing in the manufacture of precision analog devices. The purchase price of the acquisition was $1.1 million, which consisted primarily of intangible assets and inventory. The intangible assets, which were $0.8 million of the purchase price, are being amortized over a period of five years. Fifty percent of the purchase price, or $550,000, was paid in cash at closing, and the remaining balance was paid on April 8, 2009. This remaining balance of $550,000 was recorded under the caption “Other accrued liabilities” on the consolidated balance sheet as of March 28, 2009.
7. Provision (Benefit) for Litigation Expenses and Settlements
On March 23, 2009 a lawsuit was filed against the Company alleging patent infringement. During the third quarter of fiscal year 2010, a settlement agreement was concluded which resulted in Cirrus Logic recognizing a $135 thousand charge related to the suit. The charge was recorded as a separate line item on the consolidated condensed statement of operations in operating expenses under the caption “Provision (benefit) for litigation expenses and settlements.” Further, on June 17, 2009, during the first quarter of fiscal year 2010, the Company received proceeds of a net $2.7 million dollars from its insurance carrier as part of the final settlement of the derivative lawsuits described in Note 10, below. The proceeds were recorded as a recovery of costs previously incurred in accordance with FASB ASC Topic 450, “Contingencies,” and are reflected as a separate line item on the consolidated condensed statement of operations in operating expenses under the caption “Provision (benefit) for litigation expenses and settlements.” See Note 10, Legal Matters, to the Consolidated Condensed Financial Statements for additional information.

During the second quarter of fiscal year 2009, we recognized a $1.8 million charge related to legal fees and expenses associated with the derivative lawsuits described in Note 10, below. The charge was recorded as a separate line item on the consolidated condensed statement of operations in operating expenses under the caption “Provision (benefit) for litigation expenses and settlements.”
8. Restructuring and Other Costs
The following table details the changes in our remaining restructuring accrual during the nine months ended December 26, 2009 (in thousands):

	March 28,	Charges (credits)		December 26,
Description	2009	to P&L	Cash Payments	2009

Facilities abandonment - fiscal year 2004	$1,963	$(79)	$(856)	$1,028

	$1,963	$(79)	$(856)	$1,028

For the first nine months of fiscal year 2010, we recorded a net reduction to the fiscal year 2004 restructuring accrual in the amount of $79 thousand based on a change in assumptions for future rent expense and sublease income. The entry to record the changed assumptions is reflected as a separate line item on the consolidated condensed statement of operations in operating expenses under the caption “Restructuring and other costs.”
As of December 26, 2009, we had a remaining accrual from all of our past restructurings of $1.0 million, primarily related to net lease expenses that will be paid over the lease terms through fiscal year 2013, along with other anticipated lease termination costs. We have classified $0.5 million of this restructuring accrual as long-term.
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
The weighted average outstanding options excluded from our diluted calculation for the quarters ended December 26, 2009 and December 27, 2008, were 8,739,000 and 8,711,000, respectively, as the exercise price of the options exceeded the average market price during the respective periods. The weighted average outstanding options excluded from our diluted calculation for the nine months ended December 26, 2009 and December 27, 2008, were 8,664,000 and 8,418,000, respectively, as the exercise price of the options exceeded the average market price during the respective periods.

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

11. Comprehensive Income
The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2009	2008	2009	2008
Net income	$11,055	$2,750	$18,040	$11,243
Adjustments to arrive at comprehensive income:
Change in unrealized gains on marketable securities	(49)	556	(44)	77

Comprehensive income	$11,006	$3,306	$17,996	$11,320

Realized gains and losses on the sale of available-for-sale securities are included on the consolidated condensed statement of operations in operating expenses under the caption “Interest income, net.”
12. Share Repurchase Program
Our repurchase program which was announced in January 2008 and authorized the repurchase of up to $150 million of our common stock was completed in April 2008 for a total of $150 million, with 24.5 million shares repurchased. All shares of our common stock that were repurchased under this program were cancelled as of June 28, 2008.
13. Segment Information
We are focused on becoming a leader in high-precision analog and mixed-signal ICs for a broad range of audio and energy markets. We sell audio converters, audio interface devices, audio processors and audio amplification products as well as developing hybrids and modules for high-power applications. We also provide complete system reference designs based on our technology that enable our customers to bring products to market in a timely and cost-effective manner. We determine our operating segments in accordance with FASB ASC Topic 280, “Segment Reporting.” Our Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.
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

In accordance with FASB ASC Topic 280, below is a summary of our net sales by product line (in thousands):

	Three Months Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2009	2008	2009	2008

Audio Products	$47,063	$25,870	$113,121	$78,504
Energy Products	18,099	17,963	45,229	62,618

	$65,162	$43,833	$158,350	$141,122

14. Proceeds from Non-Marketable Securities
In the third quarter of fiscal year 2010, as part of a convertible note financing round for Magnum Semiconductor, Inc. (“Magnum”), we received proceeds of $500 thousand from Magnum as consideration for our ownership interest in Magnum securities which in fiscal year 2008 had previously been fully impaired. The proceeds were recorded as a separate line item on the consolidated condensed statement of operations in operating expenses under the caption “Proceeds from non-marketable securities.”
15. Patent Agreement, Net
On June 11, 2009, we entered into a Patent Purchase Agreement for the sale of certain Company owned patents and on August 26, 2009 the Company received cash consideration of $1.4 million from the purchaser. The proceeds were recorded as a recovery of costs previously incurred and are reflected as a separate line item on the consolidated condensed statement of operations in operating expenses under the caption “Patent agreement, net.”
16. Subsequent Events
In May 2009, the FASB issued accounting guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FASB ASC Topic 855 on March 29, 2009. The Company has evaluated subsequent events for the period from December 26, 2009, the date of these financial statements, through January 28, 2010, which represents the date these financial statements are being filed with the Commission. Pursuant to the requirements of FASB ASC Topic 855, there were no events or transactions occurring during this subsequent event reporting period that require further recognition or disclosure in the financial statements. With respect to this disclosure, the Company has not evaluated subsequent events occurring after January 28, 2010.

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
Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in “Item 1A — Risk Factors Affecting our Business and Prospects” in our 2009 Annual Report on Form 10-K filed with the Commission on June 1, 2009, as well as “Item 1A — Risk Factors” in this Quarterly Report on Form 10-Q for the period ended December 26, 2009. Readers should carefully review these risk factors, as well as those identified in the documents filed by us with the Commission.
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

We believe the following critical accounting policies involve significant judgments and estimates that are used in the preparation of the consolidated condensed financial statements:
•	For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” we perform an analysis of current market data and historical company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our Consolidated Condensed Statement of Operations. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.
•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We regularly evaluate our allowance for doubtful accounts based upon the age of the receivable, our ongoing customer relations, as well as any disputes with a customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which could have a material effect on our operating results and financial position. Additionally, we may maintain an allowance for doubtful accounts for estimated losses on receivables from customers with whom we are involved in litigation.
•	Inventories are recorded at the lower of cost or market, with cost being determined on a first-in, first-out basis. We write down inventories to net realizable value based on forecasted demand, management judgment and the age of inventory. Actual demand and market conditions may be different from those projected by management, which could have a material effect on our operating results and financial position.
•	We evaluate the recoverability of property, plant and equipment and intangible assets in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” and FASB ASC Topic 205, “Presentation of Financial Statements.” We test for impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. An impairment loss is recognized in the event the carrying value of these assets exceeds the fair value of the applicable assets. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, which could have a material effect on our operating results and financial position.
•	The Company evaluates goodwill and other intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other.” Goodwill is recorded at the time of an acquisition and is calculated as the difference between the total consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development (“IPR&D”). Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) a significant slowdown in the worldwide economy and the semiconductor industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests goodwill for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period.

•	Our available-for-sale investments, non-marketable securities and other investments are subject to a periodic impairment review pursuant to FASB ASC Topic 320, “Investments — Debt and Equity Securities.” Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment and actual results may be materially different than our estimate. Marketable securities are evaluated for impairment if the decline in fair value below cost basis is significant and/or has lasted for an extended period of time. Non-marketable securities or other investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. For investments accounted for using the cost method of accounting, we evaluate information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults, and subsequent rounds of financings at an amount below the cost basis of the investment. This list is not all inclusive and we weigh all quantitative and qualitative factors in determining if an other-than-temporary decline in value of an investment has occurred. When a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period’s operating results to the extent of the decline. Actual values could be different from those estimated by management, which could have a material effect on our operating results and financial position.
•	In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance against a substantial portion of our net U.S. deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis by determining whether or not the anticipated pre-tax income for the upcoming twelve months is expected to be sufficient to utilize the deferred tax assets that we have recognized. If our future income is not sufficient to utilize the deferred tax assets that we have recognized, we increase the valuation allowance to the point at which all of the remaining recognized deferred tax assets will be utilized by the anticipated future pre-tax income for the next twelve months. An increase in the valuation allowance results in a simultaneous increase to income tax expense or, in some cases, a decrease in contributed capital. If our anticipated future pre-tax income is sufficient to conclude that additional deferred tax assets should be recognized, we decrease the valuation allowance. This results in a simultaneous decrease to income tax expense or, possibly, an increase in contributed capital.
•	Restructuring charges for workforce reductions and facilities consolidations reflected in the accompanying financial statements were accrued based upon specific plans established by management, in accordance with FASB ASC Topic 420, “Exit or Disposal Cost Obligations.” We use an estimated borrowing rate as the discount rate for all of our restructuring accruals made under FASB ASC Topic 420. Our facilities consolidation accruals are based upon our estimates as to the length of time a facility would be vacant, as well as the amount of sublease income we would receive once we sublet the facility, after considering current and projected market conditions. Changes in these estimates could result in an adjustment to our restructuring accruals in a future quarter, which could have a material effect on our operating results and financial position.
•	We are subject to the possibility of loss contingencies for various legal matters. We regularly evaluate current information available to us to determine whether any accruals should be made based on the status of the case, the results of the discovery process and other factors. If we ultimately determine that an accrual should be made for a legal matter, this accrual could have a material effect on our operating results and financial position and the ultimate outcome may be materially different than our estimate.

Results of Operations
The following table summarizes the results of our operations for the third quarter and first nine months of fiscal years 2010 and 2009 as a percent of net sales. All percent amounts were calculated using the underlying data in thousands, unaudited:

	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2009	2008	2009	2008
Audio products	72%	59%	71%	56%
Energy products	28%	41%	29%	44%

Net sales	100%	100%	100%	100%
Cost of sales	46%	45%	47%	44%
Gross margin	54%	55%	53%	56%

Research and development	20%	25%	24%	24%
Selling, general and administrative	18%	25%	21%	25%
Restructuring and other costs	—	—	—	—
Proceeds from non-marketable securities	(1%)	—	—	—
Provision (benefit) for litigation expenses and settlements	—	—	(2%)	1%
Patent agreement, net	—	—	(1%)	—

Total operating expenses	37%	50%	42%	50%

Income from operations	17%	5%	11%	6%

Interest income, net	—	1%	1%	2%
Other income (expense), net	—	—	—	—

Income before income taxes	17%	6%	12%	8%
Provision for income taxes	—	—	1%	—

Net income	17%	6%	11%	8%

Net Sales
Net sales for the third quarter of fiscal year 2010 increased $21.3 million, or 49 percent, to $65.2 million from $43.8 million for the third quarter of fiscal year 2009. Net sales from our audio products increased $21.2 million, or 82 percent. While revenue increases were generally higher across the entire audio product line, the primary drivers of increased revenue were portable products, surround codec products, and DAC products. Energy products sales remained essentially flat during the third quarter of fiscal year 2010 versus the comparable quarter of the prior fiscal year, as increased power meter sales were offset by decreased sales of our seismic products.
Net sales for the first nine months of fiscal year 2010 increased $17.2 million, or 12 percent, to $158.4 million from $141.1 million for the first nine months of fiscal year 2009. Net sales from our audio products increased $34.6 million, or 44 percent, due primarily to higher sales of our portable and surround codec products. These sales increases were partially offset by decreases in sales of our audio analog to digital converters and interface products. Energy products net sales decreased $17.4 million, or 28 percent, during the first nine months of fiscal year 2010 from the comparable period of the prior fiscal year substantially due to sales decreases from our seismic, communications, and ARM products.
Export sales, principally to Asia, including sales to U.S. based customers with manufacturing plants overseas, were 81 percent and 74 percent of net sales during the third quarter of fiscal years 2010 and 2009, respectively. For the first nine months of fiscal years 2010 and 2009, export sales, principally to Asia, were 80 percent and 68 percent of net sales, respectively. Our sales are denominated primarily in U.S. dollars. As a result, we have not entered into foreign currency forward exchange and option contracts.

Since the components we produce are largely proprietary and generally not available from second sources, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, from a distributor, or through a third party manufacturer contracted to produce their end product. We had one end customer that purchased through multiple contract manufacturers and represented approximately 40 percent and more than 25 percent of the Company’s total sales for the three month periods ending December 26, 2009 and December 27, 2008, respectively. We had one end customer that purchased through multiple contract manufacturers and represented more than 30 percent and approximately 15 percent of the Company’s total sales for the nine month periods ending December 26, 2009 and December 27, 2008, respectively. We had one distributor that represented 26 percent and 29 percent of our sales for the third quarter of fiscal year 2010 and fiscal year 2009, respectively. The same distributor represented 25 percent and 33 percent of our sales for the first nine months of fiscal year 2010 and fiscal year 2009, respectively.
Gross Margin
Gross margin was 53.5 percent in the third quarter of fiscal year 2010, down from 54.9 percent in the third quarter of fiscal year 2009. The decrease in gross margin was driven primarily by a change in both customer and product mix, and in particular by the recent revenue growth in our portable products coupled with a mix change to lower margin products in our energy line.
Gross margin was 52.7 percent in the first nine months of fiscal year 2010, down from 55.8 percent in the first nine months of fiscal year 2009. The decrease in gross margin was driven primarily by a change in both customer and product mix, and in particular by the recent revenue growth in our portable products coupled with a mix change to lower margin products in our energy line.
Research and Development Expense
Research and development expense for the third quarter of fiscal year 2010 was $12.8 million, an increase of $1.9 million from $10.9 million in the third quarter of fiscal year 2009. This increase was primarily due to an increase in research and development headcount, resulting in higher salaries and associated benefit costs, as well as to higher product development and related expenses.
Research and development expense for the first nine months of fiscal year 2010 was $37.7 million, an increase of $4.3 million from $33.4 million in the first nine months of fiscal year 2009. This increase was attributable to an increase in research and development headcount, resulting in higher salaries and associated benefit costs, as well as to higher product development and related expenses.
Selling, General and Administrative Expense
Selling, general and administrative expense in the third quarter of fiscal year 2010 was $11.4 million, an increase of $0.3 million from $11.1 million in the third quarter of fiscal year 2009. Increases in salary and benefit related expenses were partially offset by decreased occupancy expenses, the latter being primarily attributable to a net reduction of leased office space in the third quarter as compared to the corresponding period for fiscal year 2009.
Selling, general and administrative expense in the first nine months of fiscal year 2010 was $33.2 million, a decrease of $1.5 million from $34.7 million in the first nine months of fiscal year 2009. Increases in salary and benefit related expenses were partially offset by decreased occupancy expenses, the latter being primarily attributable to a net reduction of leased office space. Additionally, the first nine months of fiscal year 2010 reflects reductions in both outside professional expenses and marketing expenses as compared to the corresponding period for fiscal year 2009.
Proceeds From Non-Marketable Securities
In the third quarter of fiscal year 2010, as part of a convertible note financing round for Magnum Semiconductor, Inc. (“Magnum”), we received proceeds of $500 thousand from Magnum as consideration for our ownership interest in Magnum securities which in fiscal year 2008 had previously been fully impaired. The proceeds were recorded as a separate line item on the consolidated condensed statement of operations in operating expenses under the caption “Proceeds from non-marketable securities.”

Provision (Benefit) for Litigation Expenses and Settlements
On March 23, 2009 a lawsuit was filed against the Company alleging patent infringement. During the third quarter of fiscal year 2010, a settlement agreement was concluded which resulted in Cirrus Logic recognizing a $135 thousand charge related to the suit. Further, on June 17, 2009, during the first quarter of fiscal year 2010, the Company received proceeds of a net $2.7 million dollars from its insurance carrier as part of the final settlement of the derivative lawsuits. The proceeds were recorded as a recovery of costs previously incurred in accordance with FASB ASC Topic 450, “Contingencies,” and are reflected as a separate line item on the consolidated condensed statement of operations in operating expenses under the caption “Provision (benefit) for litigation expenses and settlements.” See Note 10, Legal Matters, to the Consolidated Condensed Financial Statements contained in Part 1, Item 1 of this report for additional information.
During the second quarter of fiscal year 2009, we recognized a $1.8 million charge related to legal fees and expenses associated with the derivative lawsuits. The charge was recorded as a separate line item on the consolidated condensed statement of operations in operating expenses under the heading “Provision (benefit) for litigation expenses and settlements.”
Patent Agreement, Net
On June 11, 2009, we entered into a Patent Purchase Agreement for the sale of certain Company owned patents and on August 26, 2009 the Company received cash consideration of $1.4 million from the purchaser. The proceeds were recorded as a recovery of costs previously incurred and are reflected as a separate line item on the consolidated condensed statement of operations in operating expenses under the caption “Patent agreement, net.”
Interest Income
Interest income was $0.3 million and $0.7 million for the third quarter of fiscal years 2010 and 2009, respectively. Interest income was $1.1 million and $2.3 million for the first nine months of fiscal years 2010 and 2009, respectively. The decrease of $1.2 million in the first nine months of fiscal year 2010 is primarily due to decreased rates of return on our investment portfolio. However, the interest-earning portfolio balance of $133 million as of the end of the Company’s third quarter of fiscal year 2010 reflects an increase of approximately $16 million over the portfolio balance for the corresponding period of the prior fiscal year.
Income Taxes
We recorded provision for income taxes of $110 thousand and $116 thousand for the third quarter and first nine months of fiscal year 2010, respectively, yielding an effective tax rate of 1.0 percent and 0.6 percent, respectively. Our tax expense for the third quarter and first nine months of fiscal year 2010 was based on an estimated effective tax rate which was derived from an estimate of consolidated earnings before taxes for fiscal year 2010. The estimated effective tax rate was impacted primarily by the worldwide mix of consolidated earnings before taxes and an assessment regarding the realizability of our deferred tax assets. Our tax expense for the third quarter and first nine months of fiscal year 2010 was less than the Federal statutory rate primarily as a result of the utilization of a portion of our U.S. deferred tax asset which had been subjected to a valuation allowance. In addition, we recorded a tax benefit of $8 thousand and $74 thousand in the third quarter and first nine months of fiscal year 2010, respectively, as a result of the provision in U.S. tax law which currently provides that taxpayers may elect to forego bonus depreciation on certain additions of qualified eligible property and, in turn, claim a refundable credit for a portion of its unused AMT and research credits.

We recorded a provision for income taxes of $66 thousand and $86 thousand for the third quarter and first nine months of fiscal year 2009, respectively, yielding an effective tax rate of 2.3 percent and 0.8 percent, respectively. Our tax expense for the third quarter and first nine months of fiscal year 2009 were based on an estimated effective tax rate which was derived from an estimate of consolidated earnings before taxes for fiscal year 2009. The estimated effective tax rate was impacted primarily by the worldwide mix of consolidated earnings before taxes and an assessment regarding the realizability of our deferred tax assets. Our tax expense for the third quarter and first nine months of fiscal year 2009 was less than the Federal statutory rate primarily as a result of the utilization of a portion of our U.S. deferred tax asset which had been subjected to a valuation allowance. In addition, we recorded a tax benefit of $26 thousand and $99 thousand in the third quarter and first nine months of fiscal year 2009, respectively, as a result of the provision in U.S. tax law which currently provides that taxpayers may elect to forego bonus depreciation on certain additions of qualified eligible property and, in turn, claim a refundable credit for a portion of its unused AMT and research credits.
Recently Issued Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as FASB Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.
In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted these provisions of FASB ASC Topic 855 on March 29, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events. See Note 16, Subsequent Events, for this additional disclosure.
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

In June 2008, the FASB issued guidance codified under FASB ASC Topic 260, “Earnings Per Share.” Under FASB ASC Topic 260, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. The implementation of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows.
In September 2006, the FASB issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The pronouncement was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released additional guidance now codified under FASB ASC Topic 820, which provides for delayed application of certain guidance related to non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years. The Company adopted certain provisions of FASB ASC Topic 820 effective March 30, 2008 (see Note 2, Fair Value of Financial Instruments, to the Condensed Consolidated Financial Statements contained in Part 1, Item 1 of this report for additional information). Pursuant to the requirements of FASB ASC Topic 820, the Company adopted the provisions of Topic 820 with respect to our non-financial assets and non-financial liabilities effective March 29, 2009. The implementation of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows.
Liquidity and Capital Resources
During the first nine months of fiscal year 2010, we generated approximately $17.3 million in cash from operating activities. The primary increase in cash from operations was related to the cash components of our net income, coupled with a $14.8 million increase in accounts payable and other accrued liabilities. These increases in cash from operations were partially offset by increases in accounts receivable of $14.3 million and inventory of $10.5 million. During the first nine months of fiscal year 2009, we generated approximately $17.8 million in cash from operating activities. The primary increase in cash from operations was related to the cash components of our net income, coupled with a $7.0 million decrease in accounts receivable, a $1.6 million decrease in other assets, and a $1.5 million increase in deferred revenues. These increases in cash from operations were partially offset by decreases in accounts payable and other accrued liabilities of $12.4 million.
Net cash used in investing activities was $24.4 million during the first nine months of fiscal year 2010, primarily as a result of the net purchase of $19.9 million in available-for-sale securities. Additionally, purchases of property, equipment, software, and technology assets amounted to $4.5 million and we used $0.6 million to complete the purchase of the Thaler assets, as discussed in Note 6 — Asset Purchase Agreement to the Consolidated Condensed Financial Statements contained in Part 1, Item 1 of this report. Finally, we received proceeds of $500 thousand as consideration for our ownership interest in non-marketable securities, which in fiscal year 2008 had been fully impaired. Net cash provided by investing activities was $38.3 million during the first nine months of fiscal year 2009, primarily as a result of the net proceeds of $41.4 million from our available-for-sale securities partially offset by purchases of property, equipment, and software of $2.9 million and the payment of $550 thousand related to the purchase of certain Thaler assets.
Cash provided by financing activities during the first nine months of fiscal year 2010 represented $0.4 million, and were attributable to the issuance of 97,000 shares of common stock in connection with option exercises. We used $84.7 million in cash from financing activities during the first nine months of fiscal year 2009, due primarily to the use of $87.2 million to complete the share repurchases previously discussed in Note 12 — Share Repurchase Program of the Notes to Consolidated Condensed Financial Statements contained in Part 1, Item 1 of this report. This use of funds was partially offset by the issuance of 579,000 shares of common stock in connection with option exercises and our employee stock purchase plan, which generated approximately $2.6 million in cash.

As of December 26, 2009, we have restricted cash of $5.8 million, which primarily secures certain obligations under our lease agreement for the headquarters and engineering facility in Austin, Texas. We have not paid cash dividends on our common stock and currently intend to continue our policy of retaining any earnings for reinvestment in our business. Although we cannot give assurance that we will be able to generate cash in the future, we anticipate that our existing capital resources and cash flow generated from future operations will enable us to maintain our current level of operations for at least the next 12 months.

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
Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 26, 2009, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our controls and procedures are effective in timely alerting them to material information required to be included in this report.
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
While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our sales and adversely affect our business. We had one end customer that purchased through multiple contract manufacturers and represented approximately 40 percent and more than 30 percent of the Company’s total sales for the three and nine month periods ending December 26, 2009. We had one distributor that represented 26 percent and 25 percent of our sales for the third quarter and first nine months of fiscal year 2010, respectively.

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
On January 29, 2009, we announced that our Board authorized a share repurchase program of up to $20 million. The repurchases will be funded from existing cash and may be effected from time to time depending on general market and economic conditions and in accordance with applicable securities laws. No share repurchases under this program have occurred as of December 26, 2009. Our prior repurchase program, which was announced in January 2008 and authorized the repurchase of up to $150 million of our common stock, was completed in April 2008 for a total of $150 million with 24.5 million shares repurchased. All shares of our common stock that were repurchased under this program were cancelled as of June 28, 2008.

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

CIRRUS LOGIC, INC.

Date: January 28, 2010	By:	/s/ Thurman K. Case Thurman K. Case
Chief Financial Officer and
Principal Accounting Officer