Form 10-K
period 2010-03-27
CIRRUS LOGIC INC
filed 2010-06-01
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended March 27, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was approximately $307 million based upon the closing price reported on the NASDAQ Global Select Market as of September 25, 2009. Stock held by directors, officers and stockholders owning 5 percent or more of the outstanding common stock were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.

As of May 26, 2010, the number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 67,167,486.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s proxy statement for its annual meeting of stockholders to be held July 23, 2010 is incorporated by reference in Part III of this Annual Report on Form 10-K.

CIRRUS LOGIC, INC.

FORM 10-K

For The Fiscal Year Ended March 27, 2010

PART I

ITEM 1.	Business

Cirrus Logic, Inc. (“Cirrus Logic,” “Cirrus,” “We,” “Us,” “Our,” or the “Company”) develops high-precision, analog and mixed-signal integrated circuits (“ICs”) for a broad range of audio and energy markets. Building on our diverse analog mixed-signal patent portfolio, Cirrus Logic delivers highly optimized products for consumer and commercial audio, automotive entertainment, and targeted industrial and energy-related applications. We develop ICs, board-level modules and hybrids for high-power amplifier applications branded as the Apex Precision Powertm (“Apex”) line of products, and provide complete system reference designs based on our technology that enable our customers to bring products to market in a timely and cost-effective manner.

We were incorporated in California in 1984, became a public company in 1989 and were reincorporated in the State of Delaware in February 1999. Our primary facility housing engineering, sales and marketing, and administrative functions is located in Austin, Texas. In addition, we have an administrative and assembly facility in Tucson, Arizona, as well as sales locations throughout the United States. We also serve customers from international sales offices in Europe and Asia, including the People’s Republic of China, Hong Kong, South Korea, Japan, Singapore, Taiwan and the United Kingdom. Our common stock, which has been publicly traded since 1989, is listed on the NASDAQ Global Select Market under the symbol CRUS.

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

The convergence and sophistication of our customers’ products, such as portable audio applications, home entertainment and automotive audio devices is made possible in part by advances in semiconductor technology. Semiconductor companies are attempting to differentiate their products based on offering new features and functionality to consumers, while at the same time shrinking product sizes, reducing power consumption, and lowering overall system costs.

Due to the extremely high costs involved in developing and operating a wafer fabrication facility, many semiconductor companies, including Cirrus, rely on third party foundries to manufacture their IC’s. We believe that our fabless manufacturing model significantly reduces our capital requirements and allows us to focus our resources on design, development, and marketing of our ICs.

Segments

We determine our operating segments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.” Our Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

Our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources, rather than detailed information at a product line level. Additionally, our product lines have similar characteristics and customers. They share operations support functions such as sales, public relations, supply chain management, various research and development and engineering support, in addition to the general and administrative functions of human resources, legal, finance and information technology. Therefore, there is no complete, discrete financial information maintained for these product lines. Commencing with fiscal year 2009, we report revenue in two product categories: audio products and energy products. The energy product category had previously been referred to as “industrial,” but has been revised to reflect our focus on integrated circuits designed for a variety of energy exploration, measurement and control applications. See Note 15, “Segment Information,” of the Notes to Consolidated Financial Statements contained in Item 8 for further details including revenues by product line, revenues by geographic locations, and for property, plant and equipment, net, by geographic locations.

Markets and Products

The following provides a detailed discussion regarding our audio and energy product lines:

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

AUDIO PRODUCTS

We are a recognized leader in analog and mixed-signal audio converter and audio DSP products that enable today’s new consumer, professional and automotive entertainment applications. Our products include analog-to-digital converters (“ADCs”), digital-to-analog converters (“DACs”), chips that integrate ADCs and DACs into a single IC (“codecs”), digital interface ICs, volume controls and digital amplifiers, as well as audio DSPs for consumer electronics applications such as audio/video receivers (“AVRs”) and digital TVs, and CobraNet® ICs and modules for networked audio applications. Our broad portfolio of approximately 250 active proprietary products includes the following publicly available product, which has been added in the past fiscal year:

▪	The CS3511 is a stereo 10-watt analog-input Class-D audio amplifier IC ideal for consumer audio applications such as active media speakers, docking stations, hybrid radios, flat-panel displays and mini-shelf home stereo systems. The CS3511 uses an advanced Delta Sigma modulator with a patented architecture and unique technologies to achieve ultra-low distortion and significantly reduced electromagnetic interference (EMI) compared to other stereo 10-watt Class-D amplifier ICs.

Our products are used in a wide array of consumer applications, including AVRs, DVD and Blu-ray Disc players, complete home theater systems, set-top boxes, portable media players, smart phones, gaming devices, sound cards and digital televisions. Applications for products within professional markets include digital mixing consoles, multitrack digital recorders and effects processors. Applications for products within automotive markets include amplifiers, satellite radio systems, telematics and multi-speaker car-audio systems. In networked digital audio applications, our proprietary CobraNet controller ICs and modules enable delivery of uncompressed digital audio over Ethernet networks, co-existing with standard Ethernet network data traffic.

ENERGY PRODUCTS

We provide high-precision analog and mixed-signal ICs for targeted energy control, energy measurement and energy exploration applications, as well as ICs, board-level modules, and hybrids from the Apex Precision Power brand of products for high-power PWM and power amplifier applications. We have more than 450 active proprietary products which include ADCs, DACs, linear amplifiers, PWM amplifiers and successive approximation register (“SAR”) converters, and amplifier ICs. Our products are used in a wide array of high-precision, energy measurement applications including motor control, consumer utility, power measurement, energy exploration, and high-power systems. New additions to our proprietary product portfolio in the past fiscal year include:

▪	The SA303-IHZ and SA53-IHZ, within the company’s Apex Precision Power product line, are high-current pulse width modulated (PWM) ICs for driving three-phase brush and brushless DC motors. As follow-on products to the 2008 launch of its award-winning SA3XX and SA5X series of single-packaged solutions, these new ICs offer a lower per unit cost of up to 40 percent for industrial motor applications such as fans, pumps and robotics operating on supplies up to 60 V and requiring output current in the 3 A range (10 A PEAK).

▪	The CS5374 is a fourth-generation IC that targets energy exploration applications that provides excellent noise and distortion performance of 127 dB signal-to-noise rate and 118 dB THD (total harmonic distortion) — delivering the high-precision performance needed for marine streamers used to detect potential sources of energy deep within the ocean floor.

▪	The PA107DP and MP103FC high-voltage, high-speed power amplifiers, part of the company’s Apex Precision Power product line, deliver new levels of performance for the piezoelectric driver market. Both devices are operational with voltage supplies of up to 200 V. The PA107DP is an attractive option for driving piezos used in medical imaging and ultrasound applications, as well as programmable power supplies for the ATE market.

In fiscal year 2011, the company plans to introduce its first power factor correction (“PFC”) controller chips, which are used in such applications as power supplies and lighting ballasts. The PFC controllers are designed to bring new features and performance — enabled through its digital EXL Coretm technology — to a market that has been traditionally dominated by analog products. The EXL Core technology will be a key component of the company’s long-term product roadmap in energy products to help customers develop smarter, greener energy products.

Customers, Marketing, and Sales

We offer approximately 700 products to more than 3,000 end-customers worldwide through both direct and indirect sales channels. Our major customers are among the world’s leading electronics manufacturers. We target both large existing and emerging growth consumer electronic and energy markets that derive value from our expertise in advanced analog and mixed-signal design processing, systems-level integrated circuit engineering and embedded software development. We derive our sales both domestically and from a variety of locations across the world, including the People’s Republic of China, the European Union, Hong Kong, Japan, South Korea, Taiwan, and the United Kingdom. Our domestic sales force includes a network of regional direct sales offices located in California, Massachusetts, Ohio, Nevada, Illinois, North Carolina, and Texas. International sales offices and staff are located in France, Germany, Hong Kong, Shanghai and Shenzhen in the People’s Republic of China, Singapore, South Korea, Taiwan, Japan and the United Kingdom. We supplement our direct sales force with external sales representatives and distributors. Our technical support staff is located in Texas and Arizona. Our worldwide sales force provides geographically specific support to our customers and specialized selling of product lines with unique customer bases. See Note 15, “Segment Information,” of the Notes to Consolidated Financial Statements contained in Item 8 for further detail and for additional disclosure regarding revenues by geographic locations, and for property, plant and equipment, net, by geographic locations.

Since the components we produce are largely proprietary and generally not available from second sources, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, from an external sales representative or distributor, or through a third party manufacturer contracted to produce their product. For fiscal years 2010 and 2009, our ten largest customers represented approximately 54 percent and 36 percent of our sales. We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 36 percent and 16 percent of the Company’s total sales for fiscal years 2010 and 2009, respectively. Further, we had one distributor, Avnet Inc., that represented 26 percent, 33 percent, and 27 percent of our sales for fiscal years 2010, 2009, and 2008 respectively. No other customer or distributor represented more than 10 percent of net sales in fiscal years 2010, 2009, or 2008.

Manufacturing

As a fabless semiconductor company, we contract with third parties for wafer fabrication and nearly all of our assembly and test operations. The company owns a 54,000 square foot facility in Tucson, Arizona, which serves as the assembly and test facility for its Apex product line. With the exception of these Apex products, our outsourced manufacturing strategy allows us to concentrate on our design strengths, minimize fixed costs and capital expenditures while giving us access to advanced manufacturing facilities, and provide the flexibility to source multiple leading-edge technologies through strategic relationships. After wafer fabrication by the foundry, third-party assembly vendors package the wafer die. The finished products are then tested before shipment to our customers. We use multiple wafer foundries, assembly sources and test houses in the production of our inventory. While we do have some redundancy of fabrication processes by using multiple outside foundries, any interruption of supply by one or more of these foundries could materially impact us. As a result, we maintain some amount of business interruption insurance to help reduce the risk of wafer supply interruption, but we are not fully insured against such risk. Our supply chain management organization is responsible for the management of all aspects of the manufacturing, assembly, and testing of our products, including process and package development, test program development, and production testing of products in accordance with our ISO-certified quality management system.

Although our products are made from basic materials (principally silicon, metals and plastics), all of which are available from a number of suppliers, capacity at wafer foundries sometimes becomes constrained. The limited availability of certain materials may impact our suppliers’ ability to meet our demand needs or impact the price we are charged. The prices of certain other basic materials, such as metals, gases and chemicals used in the production of circuits can increase as demand grows for these basic commodities. In most cases, we do not procure these materials ourselves; nevertheless, we are reliant on such materials for producing our products because our outside foundry and package and test subcontractors must procure them. To help mitigate risks associated with constrained capacity, we use multiple foundries.

Patents, Licenses and Trademarks

We rely on trade secret, patent, copyright and trademark laws to protect our intellectual property, products, and technology. We intend to continue this practice in the future. As of March 27, 2010, we held 1,090 U.S. patents, 112 U.S. pending patent applications and various corresponding international patents and applications. Our U.S. patents expire in calendar years 2010 through 2028.

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

Research and Development

We concentrate our research and development efforts on the design and development of new products for each of our principal markets. We also fund certain advanced-process technology development, as well as other emerging product opportunities. Expenditures for research and development in fiscal years 2010, 2009 and 2008 were $51.4 million, $44.3 million and $48.5 million, respectively. These amounts include amortization of acquired intangibles of $1.6 million, $1.5 million, and $1.4 million, in fiscal years 2010, 2009, and 2008, respectively. Our future success is highly dependent upon our ability to develop complex new products, to transfer new products to volume production, to introduce them into the marketplace in a timely fashion, and to have them selected for design into products of systems manufacturers. Our future success may also depend on assisting our customers with integration of our components into their new products, including providing support from the concept stage through design, launch and production ramp.

Competition

Markets for our products are highly competitive and we expect that competition will continue to increase. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit key engineering talent, to execute on new product developments, to persuade customers to design-in these new products into their applications, and to provide lower-cost versions of existing products. We compete with other semiconductor suppliers that offer standard semiconductors, application-specific standard product and fully customized ICs, including embedded software, chip and board-level products.

While no single company competes with us in all of our product lines, we face significant competition in all markets where our products are available. We expect to face additional competition from new entrants in our markets, which may include both large domestic and international IC manufacturers and smaller, emerging companies.

The principal competitive factors in our markets include: time to market; quality of hardware/software design and end-market systems expertise; price; product benefits that are characterized by performance, features, quality and compatibility with standards; access to advanced process and packaging technologies at competitive prices; and sales and technical support, which includes assisting our customers with integration of our components into their new products and providing support from the concept stage through design, launch and production ramp.

Product life cycles may vary greatly by product category. For example, many consumer electronic devices have shorter design-in cycles; therefore, our competitors have increasingly frequent opportunities to achieve design wins in next-generation systems. Conversely, this also provides us frequent opportunities to displace competitors in products that have previously not utilized our design. The industrial and automotive markets typically have longer life cycles, which provide continued revenue streams over long periods of time.

Backlog

Sales are made primarily pursuant to standard short-term purchase orders for delivery of standard products. The quantity actually ordered by the customer, as well as the shipment schedules, are frequently revised, without significant penalty, to reflect changes in the customer’s needs. The majority of our backlog is typically requested for delivery within six months. In markets where the end system life cycles are relatively short, customers typically request delivery in six to ten weeks. A backlog analysis at any given time gives little indication of our future business except on a short-term basis, principally within the next 60 days.

We utilize backlog as an indicator to assist us in production planning. However, backlog is influenced by several factors including market demand, pricing, and customer order patterns in reaction to product lead times. Quantities actually purchased by customers, as well as prices, are subject to variations between booking and delivery because of changes in customer needs or industry conditions. As a result, we believe that our backlog at any given time is an incomplete indicator of future sales.

Employees

As of March 27, 2010, we had 505 full-time employees, of whom 49 percent were engaged in research and product development activities, 35 percent in sales, marketing, general and administrative activities, and 16 percent in manufacturing-related activities. Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering, and administrative personnel.

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

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our sales and adversely affect our business. For the twelve month period ending March 27, 2010, our ten largest customers represented approximately 54 percent of our revenues. For the twelve month period ending March 27, 2010, we had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 36 percent of the Company’s total sales. For the twelve month period ending March 27, 2010, we had one distributor, Avnet Inc., that represented 26 percent of our sales.

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

Our quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect our net sales, gross margin, and operating results. If our operating results fall below expectations of market analysts or investors, the market price of our common stock could decrease significantly. We are subject to business cycles and it is difficult to predict the timing, length, or volatility of these cycles. These business cycles may create pressure on our sales, gross margin, and/or operating results.

Factors that could cause fluctuations and materially and adversely affect our net sales, gross margin and operating results include, but are not limited to:

▪	the volume and timing of orders received;

▪	changes in the mix of our products sold;

▪	market acceptance of our products and the products of our customers;

▪	excess or obsolete inventory;

▪	competitive pricing pressures;

▪	our ability to introduce new products on a timely basis;

▪	the timing and extent of our research and development expenses;

▪	the failure to anticipate changing customer product requirements;

▪	disruption in the supply of wafers, assembly, or test services;

▪	reduction of manufacturing yields;

▪	certain production and other risks associated with using independent manufacturers, assembly houses, and testers; and

▪	product obsolescence, price erosion, competitive developments, and other competitive factors.

We may be adversely impacted by current global economic conditions. As a result, our financial results and the market price of our common shares may decline.

Current global economic conditions could make it difficult for our customers, our suppliers, and us to accurately forecast and plan future business activities, and could cause global businesses to defer or reduce spending on our products. During challenging economic times our customers and distributors may face issues gaining timely access to sufficient credit, which could impact their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would increase.

We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery. If the economy or markets in which we operate were to deteriorate, our business, financial condition, and results of operations will likely be materially and/or adversely affected.

Our results may be affected by the fluctuation in sales in the consumer entertainment market.

Because we sell products in the consumer entertainment market, we are likely to be affected by seasonality in the sales of our products. Further, a decline in consumer confidence and consumer spending relating to economic conditions, terrorist attacks, armed conflicts, oil prices, global health conditions, and/or the political stability of countries that we operate in or sell into could have a material adverse effect on our business.

Because we do not have long-term agreements with our customers and our standard terms and conditions of sale provide that a buyer may cancel or reschedule orders on short notice without incurring significant penalties, our sales and operating results in any quarter are difficult to forecast and are significantly dependent upon customer orders received and fulfilled in that quarter.

In general, we do not have long-term purchase agreements with customers. Our customers generally place purchase orders for deliveries no more than three months in advance. These purchase orders generally have limited cancellation or rescheduling penalty provisions. Therefore, cancellations, reductions, or delays of orders from any significant customer could have a material adverse effect on our business, financial condition, and results of operations.

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

Our dependence on third-party manufacturing and supply relationships increases the risk that we will not have an adequate supply of products to meet demand or that our cost of materials will be higher than expected.

We depend upon third parties to manufacture, assemble, package or test certain of our products. As a result, we are subject to risks associated with these third parties, including:

▪	reduced control over delivery schedules and quality;

▪	inadequate manufacturing yields and excessive costs;

▪	difficulties selecting and integrating new subcontractors;

▪	limited warranties on products supplied to us;

▪	potential increases in prices; and

▪	potential misappropriation of our intellectual property.

Our outside foundries generally manufacture our products on a purchase order basis, and we have few long-term supply arrangements with these suppliers. We have less control over delivery schedules, manufacturing yields and costs than competitors with their own fabrication facilities. A manufacturing disruption experienced by one or more of our outside foundries or a disruption of our relationship with an outside foundry, including discontinuance of our products by that foundry, would negatively impact the production of certain of our products for a substantial period of time.

Difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of outside foundries can lead to reduced yields of our products. The process technology of an outside foundry is typically proprietary to the manufacturer. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems may require cooperation between us and our manufacturer. This risk could be compounded by the offshore location of certain of our manufacturers, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems. Manufacturing defects that we do not discover during the manufacturing or testing process may lead to costly product recalls. These risks may lead to increased costs or delayed product delivery, which would harm our profitability and customer relationships.

If the foundries or subcontractors we use to manufacture our products discontinue the manufacturing processes needed to meet our demands, or fail to upgrade their technologies needed to manufacture our products, we may be unable to deliver products to our customers, which could materially adversely affect our operating results. The transition to the next generation of manufacturing technologies at one or more of our outside foundries could be unsuccessful or delayed.

Our requirements typically represent a very small portion of the total production of the third-party foundries. As a result, we are subject to the risk that a producer will cease production of an older or lower-volume process that it uses to produce our parts. We cannot assure you that our external foundries will continue to devote resources to the production of parts for our products or continue to advance the process design technologies on which the manufacturing of our products are based. Each of these events could increase our costs, lower our gross margin, cause us to hold more inventories or materially impact our ability to deliver our products on time. As our volumes decrease with any third-party foundry, the likelihood of unfavorable pricing increases.

Shifts in industry-wide capacity and our practice of purchasing our products based on sales forecasts may result in significant fluctuations in our quarterly and annual operating results.

We rely on independent foundries and assembly and test houses to manufacture, or provide components for, our products. Our reliance on these third party suppliers involves certain risks and uncertainties. For example, shifts in industry-wide capacity from shortages to oversupply, or from oversupply to shortages, may result in significant fluctuations in our quarterly and annual operating results. We may order wafers and build inventory in advance of receiving purchase orders. Because our industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand, order cancellations, or technological obsolescence, there is a risk that we will forecast inaccurately and produce excess inventories of particular products. In addition, if we experience supply constraints or manufacturing problems at a particular supplier, we could be required to switch suppliers or qualify additional suppliers. Switching and/or qualifying additional suppliers could be an expensive process and take as long as six to twelve months to complete, which could result in material adverse fluctuations to our operating results.

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

Our products may be subject to average selling prices that decline over short time periods. If we are unable to increase our volumes, introduce new or enhanced products with higher selling prices, or reduce our costs, our business and operating results could be harmed.

Historically in the semiconductor industry, average selling prices of products have decreased over time. If the average selling price of any of our products decline and we are unable to increase our unit volumes, introduce new or enhanced products with higher margins, and/or reduce manufacturing costs to offset anticipated decreases in the prices of our existing products, our operating results may be adversely affected. In addition, because of procurement lead times, we are limited in our ability to reduce total costs quickly in response to any sales shortfalls. Because of these factors, we may experience material adverse fluctuations in our future operating results on a quarterly or annual basis.

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

Our success depends upon our ability to develop new products for new and existing markets, to introduce these products in a timely and cost-effective manner, and to have these products gain market acceptance. New product introductions involve significant risks. For example, delays in new product introductions or less-than-anticipated market acceptance of our new products are possible and would have an adverse effect on our sales and earnings. The development of new products is highly complex and, from time-to-time, we have experienced delays in developing and introducing these new products. Successful product development and introduction depend on a number of factors including, but not limited to:

▪	proper new product definition;

▪	timely completion of design and testing of new products;

▪	assisting our customers with integration of our components into their new products, including providing support from the concept stage through design, launch and production ramp;

▪	successfully developing and implementing the software necessary to integrate our products into our customers’ products;

▪	achievement of acceptable manufacturing yields;

▪	availability of wafer fabrication, assembly, and test capacity;

▪	market acceptance of our products and the products of our customers; and

▪	obtaining and retaining industry certification requirements.

Both revenues and margins may be materially affected if new product introductions are delayed, or if our products are not designed into successive generations of new or existing customers’ products. We may not be able to meet these challenges, or adjust to changing market conditions as quickly and cost-effectively as necessary to compete successfully. Our failure to develop and introduce new products successfully could harm our business and operating results.

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

In addition, any defects or other problems with our products could result in financial or other damages to our customers who could seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend. In particular, the sale of systems and components that are incorporated into certain applications for the automotive industry involves a high degree of risk that such claims may be made.

While we believe that we are reasonably insured against these risks and have contractually limited our financial exposure, we cannot provide assurances that we will be able to obtain sufficient insurance, in terms of amounts or scope, to provide us with adequate coverage against all potential liability.

We have significant international sales, and risks associated with these sales could harm our operating results.

Export sales, principally to Asia, include sales to U.S-based customers with manufacturing plants overseas and represented 79 percent, 68 percent, and 62 percent of our net sales in fiscal years 2010, 2009, and 2008, respectively. We expect export sales to continue to represent a significant portion of product sales. This reliance on international sales subjects us to the risks of conducting business internationally, including risks associated with political and economic instability, global health conditions, currency controls, exchange rate fluctuations and changes in import/export regulations, tariff and freight rates, as well as the risks of natural disaster, especially in Asia. For example, the financial instability in a given region may have an adverse impact on the financial position of end users in the region, which could affect future orders and harm our results of operations. Our international sales operations involve a number of other risks including, but not limited to:

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

In addition to export sales constituting a large portion of our net sales, we maintain international operations, sales, and technical support personnel. International expansion has required, and will continue to require, significant management attention and resources. There are risks inherent in expanding our presence into non-U.S. regions, including, but not limited to:

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

We depend on third-party subcontractors, primarily in Asia, for the fabrication, assembly, packaging, and testing of most of our products. International operations and sales may be subject to political and economic risks, including changes in current tax laws, political instability, global health conditions, currency controls, exchange rate fluctuations, and changes in import/export regulations, tariff and freight rates, as well as the risks of natural disaster. Although we seek to reduce our dependence on any one subcontractor, this concentration of subcontractors and manufacturing operations subjects us to the risks of conducting business internationally, including associated political and economic conditions. If we experience manufacturing problems at a particular location, or a supplier is unable to continue operating due to financial difficulties or other reasons, we would be required to transfer manufacturing to a backup supplier. Converting or transferring manufacturing from a primary supplier to a backup fabrication facility could be expensive and could take as long as six to twelve months. As a result, delays in our production or shipping by the parties to whom we outsource these functions could reduce our sales, damage our customer relationships, and damage our reputation in the marketplace, any of which could harm our business, results of operations, and financial condition.

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

The IC industry is intensely competitive and is frequently characterized by rapid technological change, price erosion, technological obsolescence, and a push towards IC component integration. Because of shortened product life cycles and even shorter design-in cycles in a number of the markets that we serve, our competitors have increasingly frequent opportunities to achieve design wins in next-generation systems. In the event that competitors succeed in supplanting our products, our market share may not be sustainable and our net sales, gross margin and operating results would be adversely affected. Additionally, further component integration could eliminate the need for our products.

We compete in a number of fragmented markets. Our principal competitors in these markets include AKM Semiconductor, Analog Devices, Austriamicrosystems, Freescale Semiconductor, Infineon Technologies, Linear Technologies, Maxim, NXP Semiconductor, ON Semiconductor, Realtek, ST Micro, Teridian Semiconductor, Texas Instruments/Burr Brown, and Wolfson Microelectronics. Many of these competitors have greater financial, engineering, manufacturing, marketing, technical, distribution, and other resources; broader product lines; broader intellectual property portfolios; and longer relationships with customers. We also expect intensified competition from emerging companies and from customers who develop their own IC products. In addition, some of our current and future competitors maintain their own fabrication facilities, which could benefit them in connection with cost, capacity, and technical issues.

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

Our success depends in part on our ability to obtain patents and to preserve our other intellectual property rights covering our products. We seek patent protection for those inventions and technologies for which we believe such protection is suitable and is likely to provide a competitive advantage to us. We also rely on trade secrets, proprietary technology, non-disclosure and other contractual terms, and technical measures to protect our technology and manufacturing knowledge. We work actively to foster continuing technological innovation to maintain and protect our competitive position. We cannot provide assurances that steps taken by us to protect our intellectual property will be adequate, that our competitors will not independently develop or patent equivalent or superior technologies or will not be able to design around our patents, or that our intellectual property will not be misappropriated. In addition, the laws of some non-U.S. countries may not protect our intellectual property as well as the laws of the United States.

Any of these events could materially and adversely affect our business, operating results, and financial condition. Policing infringement of our technology is difficult, and litigation may be necessary in the future to enforce our intellectual property rights. Any such litigation could be expensive, take significant time, and divert management’s attention from other business concerns.

Potential intellectual property claims and litigation could subject us to significant liability for damages and could invalidate our proprietary rights.

The IC industry is characterized by frequent litigation regarding patent and other intellectual property rights. We may find it necessary to initiate a lawsuit to assert our patent or other intellectual property rights. These legal proceedings could be expensive, take significant time, and divert management’s attention from other business concerns. We cannot provide assurances that we will ultimately be successful in any lawsuit, nor can we provide assurances that any patent owned by us will not be invalidated, circumvented, or challenged. We cannot provide assurances that rights granted under our patents will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all.

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

We continue to consider future acquisitions of other companies, or their technologies or products, to improve our market position, broaden our technological capabilities, and expand our product offerings. If we are able to acquire companies, products or technologies that would enhance our business, we could experience difficulties in integrating them. Integrating acquired businesses involves a number of risks, including, but not limited to:

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

As of March 27, 2010, we had U.S. federal tax net operating loss (“NOL”) carryforwards of approximately $461.5 million. These NOL carryforwards may be used to offset future taxable income and thereby reduce our U.S. federal income taxes otherwise payable. There is a risk we may not be able to generate taxable income in the future in the amount necessary to fully utilize all of these NOLs. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its NOL carry forwards to reduce its tax liability. If we were at some point in the future to experience an “ownership change” as defined in Section 382 of the Code, our use of the net operating loss carryforwards and credit carryforwards may be limited as described in the Code.

Our stock price has been and is likely to continue to be volatile.

The market price of our common stock fluctuates significantly. This fluctuation has been or may be the result of numerous factors, including, but not limited to:

▪	actual or anticipated fluctuations in our operating results;

▪	announcements concerning our business or those of our competitors, customers, or suppliers;

▪	loss of a significant customer, or customers;

▪	changes in financial estimates by securities analysts or our failure to perform as anticipated by the analysts;

▪	announcements regarding technological innovations or new products by us or our competitors;

▪	announcements by us of significant acquisitions, strategic partnerships, joint ventures, or capital commitment;

▪	announcements by us of significant divestitures or sale of certain assets or intellectual property;

▪	litigation arising out of a wide variety of matters, including, among others, employment matters and intellectual property matters;

▪	departure of key personnel;

▪	single significant stockholders selling for any reason;

▪	general assumptions made by securities analysts;

▪	general conditions in the IC industry; and

▪	general market conditions and interest rates.

We have provisions in our charter, and are subject to certain provisions of Delaware law, which could prevent, delay or impede a change of control of our company. These provisions could affect the market price of our stock.

Certain provisions of Delaware law and of our Certificate of Incorporation and By-Laws could make it more difficult for a third party to acquire us, even if our stockholders support the acquisition. These provisions include, but are not limited to:

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

We are subject to the risks of owning real property.

As described in Note 17, “Subsequent Event,” of the Notes to Consolidated Financial Statements contained in Item 8, we recently purchased land for the purpose of building our U.S. headquarters in Austin,

Texas, and we own our facility in Tucson, Arizona. The recent purchase of land and the ownership of our facility in Tucson subject us to the risks of owning real property, which may include:

▪	the possibility of environmental contamination and the costs associated with correcting any environmental problems;

▪	adverse changes in the value of these properties, due to interest rate changes, changes in the neighborhood in which the property is located, or other factors;

▪	increased cash commitments for constructing a new building in Austin, Texas, or improving the current building and property in Tucson, Arizona; and

▪	the risk of financial loss in excess of amounts covered by insurance, or uninsured risks, such as the loss caused by damage to the buildings as a result of fire, floods, or other natural disasters.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

As of May 1, 2010, our principal leased facilities, located in Austin, Texas, consisted of approximately 214,000 square feet of office space. This leased space includes our headquarters and engineering facility, which has 197,000 square feet with lease terms that extend into calendar year 2012, excluding lease extension options, and 17,000 square feet of leased space at our failure analysis facility with lease terms that extend into calendar year 2013. We have subleased approximately 38,000 square feet of space at our Austin headquarters with sublease terms that extend into calendar year 2012.

As a result of our facilities consolidation activities, which began in fiscal year 1999 concurrent with the move of our headquarters from California to Texas, as of May 1, 2009, we no longer had any leased space in California. We had one California facility, which consisted of approximately 90,000 square feet of leased office and engineering space, expire in April 2009.

During fiscal year 2008, the Company acquired Apex Microtechnology Corporation. As a result of the acquisition, Cirrus owns a 54,000 square foot facility in Tucson, Arizona, which continues to serve as the assembly and test facility for the Apex Precision Power product line.

We also continue to lease our former design facility in Boulder, Colorado following the move of the design activities to our headquarters in Austin, Texas. This design facility is approximately 12,000 square feet and has a lease that expires in September, 2010. We have subleased approximately 10,000 square feet of this office space with a sublease term date that coincides with the Cirrus primary lease. The Company does not intend to renew this lease agreement.

We do not anticipate difficulty in either retaining occupancy at any of our facilities through lease renewals prior to expiration or replacing them with equivalent facilities, and we believe that our existing facilities are suitable and adequate for our present purposes.

Below is a detailed schedule that identifies our occupied leased and owned property locations as of May 1, 2010 with various lease terms through Cirrus’ fiscal year 2014:

Design Centers	Sales Support Offices – USA	Sales Support Offices – International

Austin, Texas	Burlington, Massachusetts	Hong Kong, China
Tucson, Arizona		Shanghai, China
Shenzhen, China
Tokyo, Japan
Singapore
Seoul, South Korea
Taipei, Taiwan
Buckinghamshire, United Kingdom

See Note 7 “Commitments and Contingencies”, Note 10 “Restructuring Costs and Other”, and Note 17 “Subsequent Event” of the Notes to Consolidated Financial Statements contained in Item 8 for further detail.

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

On April 7, 2008, Silvaco filed a notice of appeal on these matters. The appeal was heard by the Court of Appeal of the State of California, Sixth Appellate District on April 13, 2010. On April 29, 2010, the appellate court affirmed the judgment of the district court, finding that the district court did not err by granting summary judgment in favor of Cirrus Logic. Silvaco has until June 8, 2010, to petition the California Supreme Court for review of the case.

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

ITEM 4.	Reserved

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol CRUS. The following table shows, for the periods indicated, the high and low intra-day sales prices for our Common Stock.

	High	Low

Fiscal year ended March 27, 2010
First quarter	$ 4.98	$ 3.25
Second quarter	6.22	4.01
Third quarter	6.89	4.51
Fourth quarter	8.13	6.23
Fiscal year ended March 28, 2009
First quarter	$ 7.63	$ 5.50
Second quarter	6.55	4.46
Third quarter	5.95	2.28
Fourth quarter	4.35	2.16

As of May 26, 2010, there were approximately 842 holders of record of our Common Stock.

We have not paid cash dividends on our Common Stock and currently intend to continue a policy of retaining any earnings for reinvestment in our business.

On January 29, 2009, we announced that our Board authorized a share repurchase program of up to $20 million. The repurchases will be funded from existing cash and may be effected from time to time depending on general market and economic conditions and in accordance with applicable securities laws. No share repurchases under this program have occurred as of March 27, 2010. Our prior repurchase program, which was announced in January 2008 and authorized the repurchase of up to $150 million of our common stock, was completed in April 2008 for a total of $150 million with 24.5 million shares repurchased. All shares of our common stock that were repurchased under this program were cancelled as of June 28, 2008.

Stock Price Performance Graph

The following graph and table show a comparison of the five-year cumulative total stockholder return, calculated on a dividend reinvestment basis, for Cirrus Logic, the S&P 500 Composite Index (the “S&P 500”), and the Semiconductor Subgroup of the S&P Electronics Index (the “S&P Semiconductors Index”).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Cirrus Logic, Inc., The S&P 500 Index
And The S&P Semiconductors Index

*	$100 invested on 3/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending March 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Copyright© 2010 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved.
(www.researchdatagroup.com/S&P.htm)

	3/05	3/06	3/07	3/08	3/09	3/10

Cirrus Logic, Inc.	100.00	187.61	169.47	148.67	83.19	185.62
S&P 500	100.00	111.73	124.95	118.60	73.43	109.97
S&P Semiconductors	100.00	108.31	99.99	94.97	67.27	105.27

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

ITEM 6.	Selected Consolidated Financial Data

The information contained below should be read along with Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 — Financial Statements and Supplementary Data (Amounts in thousands, except per share amounts).

	Fiscal Years
	2010	2009	2008	2007	2006
	(1)	(1)	(1)	(3)	(4)

Net sales	$220,989	$174,642	$181,885	$182,304	$193,694
Net Income (loss)	38,398	3,475	(5,846)	27,895	52,426
Basic earnings (loss) per share	$0.59	$0.05	$(0.07)	$0.32	$0.61
Diluted earnings (loss) per share	$0.59	$0.05	$(0.07)	$0.31	$0.60
Financial position at year end:
Cash, cash equivalents, restricted investments and marketable securities(2)	$141,626	$120,232	$187,498	$271,715	$243,468
Total assets	267,610	207,004	298,306	353,060	319,041
Working capital	142,965	126,908	194,665	286,417	232,189
Long-term obligations	7,119	8,328	9,381	13,503	14,803
Total stockholders’ equity(2)	$218,601	$172,928	$240,935	$304,937	$264,270

1)	Refer to the consolidated financial statements and the Notes thereto contained in Item 8 of this Form 10-K for fiscal years 2010, 2009, and 2008 for an expanded discussion of factors that materially affect the comparability of the information reflected in the selected consolidated financial data presented above.

2)	The reduction in cash, cash equivalents, restricted investments, and marketable securities, as well as total stockholders equity, in fiscal years 2008 and 2009 is primarily attributable to the completion of a $150 million stock repurchase program, which commenced in late fiscal year 2008 and was completed in fiscal year 2009. Additionally, the Company completed the acquisition of Apex Microtechnology in fiscal year 2008.

3)	Net income in fiscal year 2007 was unfavorably impacted by a $4.3 million charge for an impairment of non-marketable securities, a $1.1 million restructuring charge, and a $1.9 million charge for acquired in-process research and development associated with an acquisition completed on December 29, 2006. Excluding the acquired in-process research and development charge referred to above, neither the financial position nor the results of operations of the Company for fiscal year 2007 were materially impacted as a result of this acquisition.

4)	Net income in fiscal year 2006 was favorably impacted by a $24.8 million litigation settlement, a $7.0 million gain from a license agreement amendment, and $2.3 million in restructuring related activities.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We were incorporated in California in 1984, became a public company in 1989 and were reincorporated in the State of Delaware in February 1999. Initially, our focus was on providing ICs for personal computer applications, including personal computer (“PC”) graphics and storage. In 2001, we refocused our business efforts away from these areas, which we believed had become commodity-like in terms of pricing and offered diminished opportunities for sustained product differentiation and profitability. We reinforced our commitment to operate efficiently and profitably by taking strategic actions beginning in 2005 to improve our top and bottom line growth, including: (1) improving efficiencies by focusing on our product lines including mixed-signal audio and energy products, (2) divesting our digital video product line assets and non-core products to focus on our core strengths, and (3) enhancing our capital structure by completing a $150 million stock repurchase program in fiscal year 2009 to increase long-term stockholder value. We continued this process in fiscal year 2010 by focusing on winning new designs, growing our market share in portable audio products in particular, and by laying the foundation for growth in our energy products.

Fiscal Year 2010

In spite of the continuing credit market crisis and other macro-economic challenges affecting the global economy throughout our fiscal year 2010, fiscal year 2010 net sales of $221 million represented a 27 percent increase over fiscal year 2009 net sales of $174.6 million. Further, the fiscal year 2010 net sales performance represented the highest fiscal year net sales amount for the Company since our fiscal year 2003 results. Increased sales from our audio product line, in particular portable audio and surround codec products were key drivers in the overall improvement in top-line revenues in fiscal year 2010 versus the prior fiscal year.

While fiscal year 2010 net sales from our energy product line reflected a net 13 percent reduction from fiscal year 2009 results, the energy product line ended its fiscal year on a positive note as increased sales of seismic and power meter products, as well as improved performance from ARM and communication products, resulted in fiscal year 2010 fourth quarter energy product revenue growth of 22 percent over the third quarter of fiscal year 2010 and 50 percent over the fourth quarter of fiscal year 2009. We saw improvements in a variety of our energy product lines throughout the most recent fiscal year, as our traditional industrial business benefitted from the improving economy. Seismic product sales are still down from peak levels, although it has improved over prior quarters.

Overall gross margin of 53.7 percent for fiscal year 2010 reflected a decrease from fiscal year 2009 margin of 55.6 percent due to the recent growth in sales of portable audio products, as well as a mix change to lower margin products in our energy product line driven primarily by a reduction in seismic product sales in fiscal 2010. The Company continued to prudently manage expenses given the continued poor macroeconomic conditions, although we did take advantage of the availability of engineering talent, which resulted in a modest increase to the overall employee headcount during fiscal year 2010. The Company achieved net income of $38.4 million in fiscal year 2010, which included an $11.8 million recognition of deferred tax assets. The $38.4 million of net income in fiscal year 2010 represented an increase of $34.9 million over fiscal year 2009 net income of $3.5 million. Finally, the Company’s cash, cash equivalents and investments balances as of March 27, 2010, of $141.6 million reflects an increase of $21.4 million over the ending balances from the prior fiscal year.

Fiscal Year 2009

The credit market crisis and other macro-economic challenges affected the global economy, the semiconductor industry, and our own results of operations in fiscal year 2009. The recession reduced both business and consumer spending, which impacted sales of end-user products that incorporate our components. Consequently, for fiscal year 2009 net sales were down approximately 4 percent from the preceding year. However, our strength in revenue from new products and prudent expense management were key drivers in the Company maintaining bottom-line profitability for the year as a whole while establishing a solid base for future growth. Additionally, in the fourth quarter of fiscal year 2009, we announced a $20 million stock repurchase program. No share repurchases under this program have occurred as of March 27, 2010.

Fiscal Year 2008

During fiscal year 2008, we acquired 100 percent of the outstanding stock of Apex Microelectronics Corporation for a purchase price of approximately $42.8 million, consisting primarily of cash and direct acquisition costs. Apex designs and produces integrated circuits, hybrids and modules used in a wide range of industrial and aerospace applications that require high-power precision analog products, such as PWM’s and power amplifiers. These precision amplifiers are used for driving motors and piezoelectric devices, programmable power supplies and other devices requiring high power and precision control. In fiscal year 2008, we took additional steps to improve our competitive cost structure. First, we committed to a plan to close Caretta Integrated Circuits (“Caretta”), a subsidiary based in Shanghai, China. We also made a strategic decision to further streamline our organization structure, which resulted in an additional headcount reduction of 61 employees. Finally, on January 30, 2008, we announced that our Board authorized a share repurchase program of up to $150 million. The Company completed this share repurchase program on April 28, 2008, and purchased a total of 24.5 million shares, or approximately 28 percent of the total number of shares outstanding prior to the program. All shares of our common stock that were repurchased were cancelled as of June 28, 2008.

Results of Operations

The following table summarizes the results of our operations for each of the past three fiscal years as a percentage of net sales. All percentage amounts were calculated using the underlying data in thousands:

	Fiscal Years Ended
	March 27,	March 28,	March 29,
	2010	2009	2008

Audio products	70%	56%	55%
Energy products	30%	44%	45%

Net sales	100%	100%	100%
Gross margin	54%	56%	57%
Research and development	23%	26%	27%
Selling, general and administrative	21%	26%	29%
Restructuring costs and other, net	—%	—%	6%
Impairment of (proceeds from) non-marketable securities	—%	—%	2%
Acquired in process research and development	—%	—%	1%
Provision (benefit) for litigation expenses and settlements	(1%)	1%	—%
Patent agreement, net	—%	—%	—%
Impairment of intangible assets	—%	1%	—%

Income (loss) from operations	11%	2%	(8%)
Interest income	1%	2%	7%
Other income (expense), net	—%	—%	—%

Income (loss) before income taxes	12%	4%	(1%)
Provision (benefit) for income taxes	(5%)	2%	2%

Net income (loss)	17%	2%	(3%)

Net Sales

We report sales in two product categories: audio products and energy products. Our sales by product line are as follows (in thousands):

	March 27,	March 28,	March 29,
	2010	2009	2008

Audio products	$153,661	$97,293	$100,097
Energy products	67,328	77,349	81,788

Total	$220,989	$174,642	$181,885

Net sales for fiscal year 2010 increased 27 percent, to $221.0 million from $174.6 million in fiscal year 2009. The increase in net sales reflects a $56.4 million increase in audio product sales and a $10.0 million decrease in energy product sales. The audio products group experienced growth from the sales of portable and surround codecs products, which were partially offset by decreases in ADC and interface product sales. Within the energy product group, sales decreases were primarily attributable to lower sales of seismic, communications, and ARM processor-based products. These decreases were partially offset by an increase in power meter products sales.

Net sales for fiscal year 2009 decreased 4 percent, to $174.6 million from $181.9 million in fiscal year 2008. The drop in net sales reflects a $4.4 million decrease in energy product sales and a $2.8 million decrease in audio product sales. Within the energy product group, sales decreases were primarily attributable to seismic, industrial A/D converters and amplifiers, communications, and ARM processor-based products. These decreases were partially offset by an increase in Apex Precision Power product sales, primarily attributable to a full years contribution in fiscal year 2009, as Apex was acquired by the Company on July 24, 2007. The audio products group experienced substantial growth from sales of portable products, which were partially offset by decreases in DAC and ADC product sales.

Export sales, principally to Asia, including sales to U.S.-based customers that manufacture products at plants overseas, were approximately $173.6 million in fiscal year 2010, $119.5 million in fiscal year 2009, and $112.5 million in fiscal year 2008. Export sales to customers located in Asia were 65 percent of net sales in fiscal year 2010, 48 percent of net sales in fiscal year 2009, and 40 percent of net sales in fiscal year 2008. All other export sales represented 14 percent, 20 percent, and 22 percent of net sales in fiscal years 2010, 2009, and 2008, respectively.

Our sales are denominated primarily in U.S. dollars. During fiscal years 2010, 2009, and 2008, we did not enter into any foreign currency hedging contracts.

Gross Margin

Gross margin was 54 percent in fiscal year 2010, down from 56 percent in fiscal year 2009. The decrease in margin from fiscal year 2009 was mainly due to changes in both customer and product mix. While the audio product group experienced a slight increase in margin from fiscal year 2009 to fiscal year 2010 and the energy group margins were essentially unchanged for this comparable period, the increase in the percentage of sales from the audio group in fiscal year 2010 caused a net reduction in overall margins. The sale of product that had been written down in prior fiscal years contributed approximately $1.3 million, or 0.6 percent, to gross margin compared to a contribution of approximately $1.6 million, or 0.9 percent, in fiscal year 2009. In total, excess and obsolete inventory charges increased by $0.6 million from fiscal year 2009, which decreased gross margin by 0.3 percent.

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

Research and Development Expenses

Fiscal year 2010 research and development expenses increased $7.1 million, or 16 percent, from fiscal year 2009. The variance was primarily due to a $3.5 million increase in salary and benefit costs associated with research and development personnel, whose headcount increased 12 percent in fiscal year 2010 as compared to fiscal year 2009. Additionally, product development expenses increased $2.8 million, primarily due to higher photo-mask expenses. These increases in research and development expenses were partially offset by non-recurring engineering work performed and billed to third parties, which resulted in a $0.6 million reduction in research and development expenses.

Fiscal year 2009 research and development expenses decreased $4.2 million, or 9 percent, from fiscal year 2008. The decrease was primarily due to a decrease in product development expenses of $1.9 million, as a result of lower mask expenses and engineering wafer costs. In addition, salary and benefit costs associated with research and development personnel decreased by $1.5 million. Finally, non-recurring engineering worked performed and billed to third parties resulted in an additional $0.7 million reduction in research and development expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.6 million in fiscal year 2010, or 1 percent, compared to fiscal year 2009 as an increase in salaries and benefits costs was offset by decreased expenses across several expense categories. A $2.3 million increase in salaries and benefits costs was primarily attributable to increased headcount, and also due to higher sales commissions brought on by increased product sales and fluctuations in commissionable product mix in fiscal year 2010 versus fiscal year 2009. Offsetting this increase was a $0.6 million reduction in net rent expenses, a $0.6 decrease in marketing expenses, and a $0.5 million reduction in professional expenses.

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

Restructuring Costs and Other, net

During fiscal year 2010, we recorded net restructuring charges of $0.5 million as a separate line item on the statement of operations in operating expenses under the caption “Restructuring costs and other, net.” The restructuring charge was primarily due to revised sublease assumptions for lease space within our corporate headquarters building. See also Note 10 — Restructuring Costs and Other of the Notes to Consolidated Financial Statements contained in Item 8 for additional discussion on these restructuring activities.

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

As of March 27, 2010, we have a remaining restructuring accrual for all of our past restructurings of $1.3 million, primarily related to future lease payments net of anticipated subleases that will be paid over the respective lease terms through fiscal year 2013. We have classified $0.6 million of this restructuring accrual as long-term.

Impairment of (Proceeds From) Non-Marketable Securities

In the third quarter of fiscal year 2010, as part of a convertible note financing round for Magnum Semiconductor, Inc. (“Magnum”), a company that we had previously had an investment in, we received proceeds of $500 thousand from Magnum as consideration for our ownership interest in Magnum securities, which in fiscal year 2008 had previously been fully impaired. The proceeds were recorded as a separate line item on the consolidated statement of operations in operating expenses under the caption “Impairment of (proceeds from) non-marketable securities.”

During the second quarter of fiscal year 2008, we determined an impairment indicator existed related to our remaining cost method investment in Magnum, as Magnum had received additional capital funding from other sources, and our portion of the investment was diluted. We performed a fair value analysis of our cost method investment in Magnum in accordance with FASB ASC Topic 320 “Investments — Debt and Equity Securities.” Based on the results of the analysis on September 29, 2007, we recognized an impairment of $3.7 million to reduce the carrying value of the Magnum cost method investment to zero. The impairment was recorded as a separate line item on the consolidated statement of operations in operating expenses under the caption “Impairment of (proceeds from) non-marketable securities.”

Acquired In-Process Research and Development

On July 24, 2007, we acquired 100 percent of the outstanding stock of Apex. The results of Apex’s operations have been included in our consolidated financial statements since the acquisition date. We acquired Apex for a purchase price of approximately $42.8 million, consisting primarily of cash and direct acquisition costs. Approximately $1.8 million of the purchase price was allocated to in-process research and development and was included in total operating expenses on the consolidated statement of operations under the caption “Acquired in process research and development.” Of the remaining purchase price, $21.2 million was allocated to acquired intangible assets; $16.9 million was allocated to identified assets including real property and other fixed assets, accounts receivable, and inventory; $6.2 million was allocated to goodwill; and $3.3 million was allocated to net liabilities assumed. In fiscal year 2009, a refund of $0.2 million related to income taxes was received, which reduced goodwill to $6.0 million.

Provision (Benefit) For Litigation Expenses and Settlements

On March 23, 2009, a lawsuit was filed against the Company alleging patent infringement. During the third quarter of fiscal year 2010, a settlement agreement was concluded which resulted in Cirrus Logic recognizing a $135 thousand charge related to the suit. In a separate matter, on June 17, 2009, during the first quarter of fiscal year 2010, the Company received proceeds of a net $2.7 million from its insurance carrier as part of the final settlement of the derivative lawsuits described in Note 8,“Legal Matters,” of the Notes to Consolidated Financial Statements contained in Item 8. The proceeds of $2.7 million was recorded as a recovery of costs previously incurred in accordance with FASB ASC Topic 450, “Contingencies.” The combined net amount of $2.6 million from these two fiscal year 2010 transactions are reflected as a separate line item on the consolidated statement of operations in operating expenses under the caption “Provision (benefit) for litigation expenses and settlements.”

During fiscal year 2009, we recognized a $2.2 million charge related to legal fees and expenses associated with the derivative lawsuits. The charge was recorded as a separate line item on the consolidated statement of operations in operating expenses under the caption “Provision (benefit) for litigation expenses and settlements.”

Patent Agreement, Net

On June 11, 2009, we entered into a Patent Purchase Agreement for the sale of certain Company owned patents and on August 26, 2009, the Company received cash consideration of $1.4 million from the purchaser. The proceeds were recorded as a recovery of costs previously incurred and are reflected as a separate line item on the consolidated statement of operations in operating expenses under the caption “Patent agreement, net.”

Impairment of Intangible Assets

In the fourth quarter of fiscal year 2009, we noted several impairment indicators surrounding our patents acquired from Tripath in June 2007. We performed an impairment analysis under FASB ASC Topic 360 “Property, Plant, and Equipment,” and noted that the undiscounted cash flows estimated to be generated from these patents were less than the carrying amount of the assets. We then compared the estimated fair value of these assets to their carrying amount and recognized an impairment loss of $2.1 million. The impairment was recorded as a separate line item on the consolidated statement of operations in operating expenses under the caption “Impairment of intangible assets.”

Interest Income

Interest income in fiscal years 2010, 2009, and 2008, was $1.3 million, $2.8 million, and $12.1 million respectively. The decrease in interest income in fiscal year 2010 compared to fiscal years 2009 and 2008 was attributable to two factors: (i) lower average invested capital balances on which interest was earned, which were $130.4 million, $112.6 million, and $240.4 million, respectively, for fiscal years 2010, 2009, and 2008 and (ii) lower yields on invested capital. The decreases in the average invested capital balances from fiscal year 2008 to fiscal year 2010 are principally attributable to the cash requirements associated with the Company’s common stock repurchases occurring in the fourth quarter of fiscal year 2008 and the first quarter of fiscal year 2009. On January 28, 2008 our Board of Directors authorized a share repurchase program of up to $150 million. The Company completed the stock repurchase program on April 28, 2008, for a total of $150 million with 24.5 million shares repurchased at an average price of $6.11 per share.

Income Taxes

We recorded an income tax benefit of $11.7 million in fiscal year 2010 on a pre-tax income of $26.7 million, yielding an effective tax benefit rate of 44 percent. Our effective tax rate was lower than the U.S. statutory rate of 35 percent, primarily as a result of the realization of deferred tax assets that had been fully reserved and the release of a portion of the valuation allowance on certain deferred tax assets that have not yet been utilized. The release of a portion of the valuation allowance generated an $11.8 million tax benefit and was based on an evaluation of the net U.S. deferred tax assets that we expect to utilize in the upcoming year as a result of projected tax basis net income.

We recorded an income tax provision of $2.7 million in fiscal year 2009 on a pre-tax income of $6.2 million, yielding an effective tax rate of 44 percent. Our effective tax rate was higher than the U.S. statutory rate of 35 percent primarily due to a $2.7 million charge to tax expense to increase the valuation allowance on our U.S. deferred tax assets.

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

Outlook

We came into the year with high expectations driven by our growing successes in portable audio, and we exceeded those expectations on the strength of demand from a variety of product lines outside of portable. We also took advantage of opportunities in the labor market by hiring promising engineering talent. By maintaining control over variable expenses, the growth in revenue and stable margins allowed us to deliver significantly improved earnings for fiscal year 2010. Subject to macro-economic conditions in the coming fiscal year and other business risk factors as described in Item 1A, we are optimistic that this momentum can continue.

There are multiple drivers that can enable strong operational and financial performance in fiscal year 2011. On the Audio side of our business, our strategy is to target growing markets, work with tier one customers in those markets, and develop outstanding technology that solves critical problems for them. We strive for strong engineer-to-engineer relationships at these key accounts, which has resulted in a growing base of design wins across many products in this market. Our emphasis is on exceeding the expectations of our existing customers, yet we are focused on winning new customers. New products targeting the general mobile phone market will be publically launched in fiscal year 2011, and we are actively promoting these new parts to key customers. Within home audio, in fiscal year 2010 we announced our first 65nm DSP and this product is currently ramping into production with a key customer in Japan. We’ve also seen signs of improvement in other audio markets we serve, such as automotive.

Within the energy side of our business, we saw improvements in a variety of our energy product lines throughout the year. Our traditional industrial business benefits from the improving economy. Seismic is still down from its peak levels, but it has improved over prior quarters, which adds incrementally to gross margin. Our current investments in the energy product lines are focused on power meters, and the energy control areas such as power factor correction, lighting, and motor control. We have been in the power meter business for many years, and the recent push for smart grid enhancements has created new opportunities worldwide. Our most recent power meter product to hit production shipped over a million units per quarter during the second half of fiscal year 2010. We are in the product definition phase for the next generation of low cost metrology chips for the global market, and much like portable audio, our focus is on tier one accounts in this market. We are actively promoting our first PFC product, and look to parlay this effort into an enhanced lineup of derivative products.

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

Liquidity and Capital Resources

In fiscal year 2010, our operating activities generated $25.1 million in cash. The positive cash flow from operating activities is predominantly due to the cash components of our net income as well as a $10.5 million increase in accounts payable, a $3.5 million increase in accrued salaries and benefits, and a $3.1 million increase in deferred revenue. These positive cash flows were partially offset by cash outflows attributable to a $15.5 million increase in inventory and a $13.1 million increase in accounts receivable. In fiscal year 2009, our operating activities generated $23.1 million in cash. The positive cash flow from operating activities is predominantly due to the cash components of our net income as well as an $11.8 million decrease in accounts receivable, and a $2.7 million decrease in inventory, which were partially offset by a $6.3 million decrease in accounts payable and a $4.4 million decrease in other accrued liabilities. In fiscal year 2008, our operating activities generated $23.0 million in cash. The positive cash flow from operating activities was predominantly due to the cash components of our net loss as well as a $4.9 million increase in accounts payable and a $2.3 million increase in deferred revenue. These increases were partially offset by a $6.1 million decrease in other accrued liabilities, a $3.3 million increase in inventories, and a $1.7 million decrease in accrued salaries and benefits.

In fiscal year 2010, we used approximately $42.6 million in cash from investing activities, principally due to the net purchase of $36.8 million in marketable securities. In addition, during fiscal year 2010, we invested $3.7 million in property, equipment, and capitalized software and $2.2 million in technology. In fiscal year 2009, we generated approximately $36.5 million in cash from investing activities, principally due to the net sale of $41.8 million in marketable securities. In addition, during fiscal year 2009 we invested $3.1 million in property, equipment, and capitalized software and $2.1 million in technology. In fiscal year 2008, we generated approximately $2.9 million in cash from investing activities, principally due to the net sale of $53.4 million in marketable securities, partially offset by our purchase of Apex for approximately $42.8 million, net of cash acquired. In addition, during fiscal year 2008 we invested $3.8 million and $3.7 million in technology and property, equipment, and capitalized software, respectively.

During fiscal years 2010, 2009, and 2008, we generated $2.0 million, $2.6 million and $5.6 million, respectively, in cash from financing activities related to the receipt of cash from common stock issuances as a result of the exercises of employee stock options and, in fiscal years 2009 and 2008, our employee stock purchase plan. During the first quarter of fiscal year 2009, the Company utilized approximately $87.2 million in cash to repurchase and retire portions of its outstanding common stock, as previously discussed in Part II — Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. During the fourth quarter of fiscal year 2008, the Company utilized approximately $62.8 million in cash to repurchase and retire portions of its outstanding common stock under this same stock repurchase program.

As of March 27, 2010, we had restricted investments of $5.9 million, which primarily secures certain obligations under our lease agreement for our principal facility located in Austin, Texas. This facility is 197,000 square feet and houses our headquarters and engineering operations.

Although we cannot provide assurances to our stockholders that we will be able to generate cash in the future, we anticipate that our existing capital resources and cash flow generated from future operations will enable us to maintain our current level of operations for at least the next 12 months.

Off Balance Sheet Arrangements

As of March 27, 2010, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

In our business activities, we incur certain commitments to make future payments under contracts such as purchase orders, operating leases and other long-term contracts. Maturities under these contracts are set forth in the following table as of March 27, 2010:

	Payment due by period (In thousands)
	< 1 year	1 – 3 years	3 – 5 years	> 5 years	Total

Facilities leases, net	$4,450	$5,584	$38	$—	$10,072
Equipment leases	13	14	8	—	35
Wafer purchase commitments	16,360	—	—	—	16,360
Assembly purchase commitments	2,628	—	—	—	2,628
Outside test purchase commitments	3,277	—	—	—	3,277
Manufacturing raw materials	866	—	—	—	866
Other purchase commitments	134	—	—	—	134

Total	$27,728	$5,598	$46	$—	$33,372

On March 24, 2010 the Company entered into an agreement to purchase a parcel of real property in Austin, Texas, for $9.6 million, for the purpose of constructing a new U.S. headquarters. While the agreement currently provides the Company the opportunity to terminate the agreement prior to closing the land purchase transaction, it is more likely than not that the transaction will be completed.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which amends the disclosure guidance with respect to fair value measurements. Specifically, the new guidance requires disclosure of amounts transferred in and out of Levels 1 and 2 fair value measurements, a reconciliation presented on a gross basis rather than a net basis of activity in Level 3 fair value measurements, greater disaggregation of the assets and liabilities for which fair value measurements are presented and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and 3 fair value measurements. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new guidance around the Level 3 activity reconciliations, which is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance with respect to Levels 1 and 2 fair value measurements did not have a material impact on our consolidated financial position, results of operations or cash flows. The adoption of this guidance with respect to Level 3 fair value measurements is not anticipated to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted these provisions of FASB ASC Topic 855 on March 29, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events. See Note 17, Subsequent Event, for this additional disclosure.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820 “Fair Value Measurements and Disclosures” to address challenges in estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. The guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. It is effective for interim and annual reporting periods ending after June 15, 2009. Our adoption of this pronouncement during the first quarter of fiscal year 2010 did not have an impact on our consolidated financial position, results of operations, or cash flows.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, “Financial Instruments,” which amends previous Topic 825 guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This pronouncement is effective for periods ending after June 15, 2009. Accordingly, the Company adopted these provisions of FASB ASC Topic 825 on March 29, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations, or cash flows. However, the provisions of FASB ASC Topic 825 resulted in additional disclosures with respect to the fair value of the Company’s financial instruments. See Note 9, Fair Value Measurements, for these additional disclosures.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 320, “Investments — Debt and Equity Securities” and Topic 325 “Investments — Other,” which is designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The pronouncement is effective for periods ending after June 15, 2009. Accordingly, the Company adopted this pronouncement on March 29, 2009. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 320 resulted in additional disclosures with respect to the fair value of the Company’s investments with unrealized losses that are not deemed other-than-temporarily impaired. See Note 9, Fair Value Measurements, for these additional disclosures.

In June 2008, the FASB issued FASB ASC 260-10-45, formerly FSP Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” ASC 260-10-45 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in FASB

ASC 260, Earnings per Share . ASC 260-10-45 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years on a retrospective basis. The Company adopted ASC 260-10-45 at the beginning of fiscal 2010. The adoption did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The pronouncement was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released additional guidance now codified under FASB ASC Topic 820, which provides for delayed application of certain guidance related to non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years. The Company adopted certain provisions of FASB ASC Topic 820 effective March 30, 2008 (see Note 9, Fair Value Measurements, to the Condensed Consolidated Financial Statements for additional information). Pursuant to the requirements of FASB ASC Topic 820, the Company adopted the provisions of Topic 820 with respect to our non-financial assets and non-financial liabilities effective March 29, 2009. The implementation of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

We believe the following critical accounting policies involve significant judgments and estimates that are used in the preparation of the consolidated financial statements:

▪	For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” we perform an analysis of current market data and historical company data to calculate an estimate of implied volatility, the expected term of the option, and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our Consolidated Statement of Operations. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.

▪	The Company evaluates accounts receivable in accordance with FASB ASC Topic 310, “Receivables.” We maintain allowances for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We regularly evaluate our allowance for doubtful accounts based upon the age of the receivable, our ongoing customer relations, as well as any disputes with the customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which could have a material effect on our operating results and financial position. Additionally, we may maintain an allowance for doubtful accounts for estimated losses on receivables from customers with whom we are involved in litigation. See Note 3 — Accounts Receivable, net of the Notes to Consolidated Financial Statements contained in Item 8.

▪	The Company evaluates inventory in accordance with FASB ASC Topic 330, “Inventory.” Inventories are recorded at the lower of cost or market, with cost being determined on a first-in, first-out basis. We write down inventories to net realizable value based on forecasted demand, management judgment, and the age of inventory. Actual demand and market conditions may be different from those projected by management, which could have a material effect on our operating results and financial position. See Note 1 — Description of Business and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in Item 8.

▪	We evaluate the recoverability of property, plant, and equipment and intangible assets in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” and FASB ASC Topic 350, “Intangibles — Goodwill and Other.” We test for impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. An impairment loss is recognized in the event the carrying value of these assets exceeds the fair value of the applicable assets. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, which could have a material effect on our operating results and financial position. See Note 6 — Intangibles, net of the Notes to Consolidated Financial Statements contained in Item 8.

▪	The Company evaluates goodwill and other intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other.” Goodwill is recorded at the time of an acquisition and is calculated as the difference between the total consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development (“IPR&D”). Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) a significant slowdown in the worldwide economy and the semiconductor industry, or (iv) any failure to meet the performance projections included in our forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests goodwill for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period.

▪	Our available-for-sale investments, non-marketable securities and other investments are subject to a periodic impairment review pursuant to FASB ASC Topic 320, “Investments — Debt and Equity Securities.” Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment and actual results may be materially different than our estimate. Marketable securities are evaluated for impairment if the decline in fair value below cost basis is significant and/or has lasted for an extended period of time. Non-marketable securities or other investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. For investments accounted for using the cost method of accounting, we evaluate information (e.g., budgets, business plans, financial statements) in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit

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

▪	In accordance with Statement of FASB ASC Topic 740, “Income Taxes,” we provide for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance against a substantial portion of our net U.S. deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis by determining whether or not the anticipated pre-tax income for the upcoming twelve months is expected to be sufficient to utilize the deferred tax assets that we have recognized. If our future income is not sufficient to utilize the deferred tax assets that we have recognized, we increase the valuation allowance to the point at which all of the remaining recognized deferred tax assets will be utilized by the anticipated future pre-tax income for the next twelve months. An increase in the valuation allowance results in a simultaneous increase to income tax expense or, in some cases, a decrease in contributed capital. If our anticipated future pre-tax income is sufficient to conclude that additional deferred tax assets should be recognized, we decrease the valuation allowance. This results in a simultaneous decrease to income tax expense or, possibly, an increase in contributed capital. See Note 14 — Income Taxes of the Notes to Consolidated Financial Statements contained in Item 8.

▪	Restructuring charges for workforce reductions and facilities consolidations reflected in the accompanying financial statements were accrued based upon specific plans established by management, in accordance with FASB ASC Topic 420, “Exit or Disposal Cost Obligations.” We use an estimated borrowing rate as the discount rate for all of our restructuring accruals made under FASB ASC Topic 420. Our facilities consolidation accruals are based upon our estimates as to the length of time a facility would be vacant, as well as the amount of sublease income we would receive once we sublet the facility, after considering current and projected market conditions. Changes in these estimates could result in an adjustment to our restructuring accruals in a future quarter, which could have a material effect on our operating results and financial position. See Note 10 — Restructuring Costs and Other of the Notes to Consolidated Financial Statements contained in Item 8.

▪	We are subject to the possibility of loss contingencies for various legal matters. See Note 8 — Legal Matters of the Notes to Consolidated Financial Statements contained in Item 8. We regularly evaluate current information available to us to determine whether any accruals should be made based on the status of the case, the results of the discovery process and other factors. If we ultimately determine that an accrual should be made for a legal matter, this accrual could have a material effect on our operating results and financial position and the ultimate outcome may be materially different than our estimate.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks associated with interest rates on our debt securities, currency movements on non-U.S. dollar denominated assets and liabilities, and the affect of market factors on the value of our non-marketable equity securities. We assess these risks on a regular basis and have established policies to protect against the adverse effects of these and other potential exposures. All of the potential changes noted below are based on sensitivity analyses as of March 27, 2010. Actual results may differ materially.

Interest Rate Risk

Our primary financial instruments include cash and cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued liabilities. The Company’s investments are managed by outside professional managers within investment guidelines set by the Company. These guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting the Company’s investments to high quality debt instruments with relatively short-term maturities. The Company does not use derivative financial instruments in its investment portfolio. Due to the short-term nature of our investment portfolio and the current low interest rate environment, our downside exposure to interest rate risk is minimal.

To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio. At March 27, 2010, an immediate one percent, or 100 basis points, increase or decrease in interest rates could result in a $1.3 million fluctuation in our annual interest income. However, our investment portfolio holdings as of March 27, 2010, yielded less than 100 basis points, which reduces our downside interest rate risk to an amount slightly less than the $1.3 million calculation. At March 28, 2009, an immediate one percent, or 100 basis points, increase or decrease in interest rates could have resulted in a $1.5 million fluctuation in our annual interest income. At March 29, 2008, an immediate one percent, or 100 basis points, increase or decrease in interest rates could have resulted in a $2.3 million fluctuation in our annual interest income. For all of these fiscal years, the risks associated with fluctuating interest rates were limited to our annual interest income and not the underlying principal as we generally have the ability to hold debt related investments to maturity. The amounts disclosed in this paragraph are based on a 100 basis point fluctuation in interest rates applied to the average cash balance for that fiscal year.

Foreign Currency Exchange Risk

Our revenue and spending is transacted primarily in U.S. dollars; however, in fiscal years 2010, 2009, and 2008, we entered into minimal transactions in other currencies to fund the operating needs of our design, technical support, and sales offices outside of the U.S. As of March 27, 2010, and March 28, 2009, a ten percent change in the value of the related currencies would not have a material impact on our results of operations and financial position.

In addition to the direct effects of changes in exchange rates on the value of open exchange contracts, we may, from time to time, have changes in exchange rates that can also affect the volume of sales or the foreign currency sales prices of our products and the relative costs of operations based overseas.

Non-Marketable Securities Risk

Our investments in non-marketable securities are affected by many of the same factors that could result in an adverse movement of market prices, although the impact cannot be directly quantified. Such a movement and the underlying economic conditions would negatively affect the prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our being able to realize our investments through liquidity events such as initial public offerings, mergers, or private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or become successful; consequently, we could lose all or part of our investment. During the second quarter of fiscal year 2008, we determined an impairment indicator existed related to our remaining $3.6 million cost method investment in Magnum, as Magnum had participated in another round of capital funding from other sources, and our portion of the investment was diluted. We performed a fair value analysis of our cost method investment in Magnum in accordance with FASB ASC Topic 320 “Investments — Debt and Equity Securities.” Based on the results of that analysis as of September 29, 2007, we recognized an impairment of $3.7 million to reduce the carrying value of the Magnum cost method investment to zero. The impairment is recorded as a separate line item on the statement of operations in operating expenses under the caption “Impairment of (proceeds from) non-marketable securities.” In the third quarter of fiscal year 2010, as part of a convertible note financing round for Magnum, we received proceeds of $500 thousand from Magnum as consideration for our ownership interest in Magnum securities. The proceeds were recorded as a separate line item on the consolidated statement of operations in operating expenses under the caption “Impairment of (proceeds from) non-marketable securities.” At March 27, 2010, we had no remaining investments in non-marketable securities.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Cirrus Logic, Inc.

We have audited the accompanying consolidated balance sheets of Cirrus Logic, Inc. as of March 27, 2010 and March 28, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended March 27, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cirrus Logic, Inc. at March 27, 2010 and March 28, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 27, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cirrus Logic, Inc.’s internal control over financial reporting as of March 27, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 1, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Austin, Texas
June 1, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Cirrus Logic, Inc.

We have audited Cirrus Logic, Inc.’s internal control over financial reporting as of March 27, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cirrus Logic, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cirrus Logic, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 27, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cirrus Logic, Inc. as of March 27, 2010 and March 28, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended March 27, 2010 of Cirrus Logic, Inc. and our report dated June 1, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Austin, Texas
June 1, 2010

CIRRUS LOGIC, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 27,	March 28,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$16,109	$31,504
Restricted investments	5,855	5,755
Marketable securities	85,384	79,346
Accounts receivable, net	23,963	10,814
Inventories	35,396	19,878
Deferred tax assets	12,549	683
Prepaid assets	2,307	2,527
Other current assets	3,292	2,149

Total current assets	184,855	152,656
Long-term marketable securities	34,278	3,627
Property, plant and equipment, net	18,674	19,367
Intangibles, net	21,896	23,309
Goodwill	6,027	6,027
Other assets	1,880	2,018

	$267,610	$207,004

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,340	$9,886
Accrued salaries and benefits	9,962	6,432
Deferred income on shipments to distributors	6,488	3,426
Other accrued liabilities	5,100	6,004

Total current liabilities	41,890	25,748
Lease commitments and contingencies	1,070	2,077
Long-term restructuring accrual	596	931
Other long-term liabilities	5,453	5,320
Stockholders’ Equity:
Preferred stock, 5.0 million shares authorized but unissued	—	—
Common stock, $0.001 par value, 280,000 shares authorized, 65,653 shares and 65,241 shares issued and outstanding at March 27, 2010 and March 28, 2009, respectively	66	65
Additional paid-in capital	952,737	945,390
Accumulated deficit	(733,553)	(771,951)
Accumulated other comprehensive loss	(649)	(576)

Total stockholders’ equity	218,601	172,928

	$267,610	$207,004

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Years Ended
	March 27,	March 28,	March 29,
	2010	2009	2008

Net sales	$220,989	$174,642	$181,885
Cost of sales	102,258	77,458	78,652

Gross margin	118,731	97,184	103,233

Operating expenses:
Research and development	51,421	44,315	48,484
Selling, general and administrative	45,923	45,304	53,554
Restructuring costs and other, net	493	—	10,542
Impairment of (proceeds from) non-marketable securities	(500)	—	3,657
Acquired in-process research and development	—	—	1,761
Provision (benefit) for litigation expenses and settlements	(2,610)	2,205	—
Patent agreement, net	(1,400)	—	—
Impairment of intangible assets	—	2,144	—

Total operating expenses	93,327	93,968	117,998

Income (loss) from operations	25,404	3,216	(14,765)
Interest income	1,345	2,777	12,068
Other income (expense), net	(66)	164	(104)

Income (loss) before income taxes	26,683	6,157	(2,801)
Provision (benefit) for income taxes	(11,715)	2,682	3,045

Net income (loss)	$38,398	$3,475	$(5,846)

Basic earnings (loss) per share:	$0.59	$0.05	$(0.07)
Diluted earnings (loss) per share	$0.59	$0.05	$(0.07)
Weighted average common shares outstanding:
Basic	65,338	65,530	87,967
Diluted	65,626	65,711	87,967

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years Ended
	March 27,	March 28,	March 29,
	2010	2009	2008

Cash flows from operating activities:
Net income (loss)	$38,398	$3,475	$(5,846)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,888	8,168	8,582
Acquired in-process research and development	—	—	1,761
Loss on retirement or write-off of long-lived assets	70	113	8
Amortization of lease settlement	(83)	(995)	(249)
Deferred income taxes	(11,932)	2,701	4,222
Gain on marketable securities	(500)	—	—
Stock compensation expense	5,318	5,166	5,274
Impairment of intangible assets	—	2,144	10,433
Impairment of non-marketable securities	—	—	3,657
Changes in operating assets and liabilities:
Accounts receivable, net	(13,149)	11,838	(666)
Inventories	(15,518)	2,744	(3,259)
Other assets	(937)	2,201	(332)
Accounts payable	10,454	(6,278)	4,868
Accrued salaries and benefits	3,530	(653)	(1,672)
Deferred revenues	3,062	(3,158)	2,294
Income taxes payable	116	—	(3)
Other accrued liabilities	(1,581)	(4,399)	(6,085)

Net cash provided by operating activities	25,136	23,067	22,987

Cash flows from investing activities:
Proceeds from sale of available for sale marketable securities	111,167	148,941	250,549
Purchases of available for sale marketable securities	(147,929)	(107,137)	(197,119)
Proceeds from sale of non-marketable securities	500	—	—
Purchases of property, plant and equipment	(3,654)	(3,060)	(3,699)
Investments in technology	(2,185)	(2,127)	(3,750)
Acquisition of businesses, net of cash acquired	(550)	(550)	(42,753)
Increase in restricted investments	(100)	—	—
Decrease (increase) in deposits and other assets	190	414	(360)

Net cash provided by (used in) investing activities	(42,561)	36,481	2,868

Cash flows from financing activities:
Repurchase and retirement of common stock	—	(87,244)	(62,756)
Issuance of common stock, net of issuance costs	2,030	2,586	5,555

Net cash provided by (used in) financing activities	2,030	(84,658)	(57,201)

Net decrease in cash and cash equivalents	(15,395)	(25,110)	(31,346)
Cash and cash equivalents at beginning of year	31,504	56,614	87,960

Cash and cash equivalents at end of year	$16,109	$31,504	$56,614

Supplemental disclosures of cash flow information
Cash payments (refunds) during the year for:
Interest expense	$—	$—	$—
Income taxes	90	174	141

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance, March 31, 2007	88,163	$88	$926,812	$(621,180)	$(783)	$304,937

Components of comprehensive income (loss):
Net loss	—	—	—	(5,846)	—	(5,846)
Change in unrealized loss on marketable securities	—	—	—	—	559	559

Total comprehensive income	—	—	—	—	—	(5,287)

Issuance of stock under stock plans	1,043	1	5,554	—	—	5,555
Cumulative effect of initial adoption of ASC Topic 740	—	—	—	1,575	—	1,575
Repurchase and retirement of common stock	(13,307)	(13)	—	(71,106)	—	(71,119)
Amortization of deferred stock compensation	—	—	5,274	—	—	5,274

Balance, March 29, 2008	75,899	76	937,640	(696,557)	(224)	240,935

Components of comprehensive income (loss):
Net income	—	—	—	3,475	—	3,475
Change in unrealized gain on marketable securities	—	—	—	—	(352)	(352)

Total comprehensive income	—	—	—	—	—	3,123

Issuance of stock under stock plans	579	—	2,584	—	—	2,584
Repurchase and retirement of common stock	(11,237)	(11)	—	(78,869)	—	(78,880)
Amortization of deferred stock compensation	—	—	5,166	—	—	5,166

Balance, March 28, 2009	65,241	65	945,390	(771,951)	(576)	172,928

Components of comprehensive income (loss):
Net income	—	—	—	38,398	—	38,398
Change in unrealized gain on marketable securities	—	—	—	—	(73)	(73)

Total comprehensive income	—	—	—	—	—	38,325

Issuance of stock under stock plans	412	1	2,029	—	—	2,030
Amortization of deferred stock compensation	—	—	5,318	—	—	5,318

Balance, March 27, 2010	65,653	$66	$952,737	$(733,553)	$(649)	$218,601

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Cirrus Logic, Inc. (“Cirrus Logic,” “Cirrus,” “We,” “Us,” “Our,” or the “Company”) develops high-precision, analog and mixed-signal integrated circuits (“ICs”) for a broad range of consumer and industrial markets. Building on our diverse analog and mixed-signal patent portfolio, Cirrus Logic delivers highly optimized products for consumer and commercial audio, automotive entertainment, and targeted industrial applications. We also develop ICs, board-level modules and hybrids for high-power amplifier applications branded as the Apex Precision Powertm (“Apex”) line of products. We also provide complete system reference designs based on our technology that enable our customers to bring products to market in a timely and cost-effective manner.

We were incorporated in California in 1984, became a public company on 1989, and were reincorporated in the State of Delaware in February 1999. Our primary facilities housing engineering, sales and marketing, administration, and test operations are located in Austin, Texas. In addition, we have an administrative and manufacturing facility in Tucson, Arizona and sales locations internationally and throughout the United States. We also serve customers from international sales offices in Europe and Asia, including the People’s Republic of China, Hong Kong, South Korea, Japan, Singapore, Taiwan, and the United Kingdom. Our common stock, which has been publicly traded since 1989, is listed on the NASDAQ Global Select Market under the symbol CRUS.

Basis of Presentation

We prepare financial statements on a 52- or 53-week year that ends on the last Saturday in March. Fiscal years 2010, 2009, and 2008 were all 52-week years.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires the use of management estimates. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at fiscal year end and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of money market funds, commercial paper, and U.S. Government Treasury and Agency instruments with original maturities of three months or less at the date of purchase.

Restricted Investments

As of March 27, 2010, and March 28, 2009, we had restricted investments of $5.9 million and $5.8 million, respectively, in support of our letters of credit needs. The letters of credit primarily secure certain obligations under our operating lease agreement for our headquarters and engineering facility in Austin, Texas, and are scheduled for periodic declines in amount. The $0.1 million increase in fiscal year 2010 relates to an agreement executed on March 24, 2010, for the purchase of real property for the construction of our U.S. headquarters in Austin, Texas.

Marketable Securities

We determine the appropriate classification of marketable securities at the time of purchase and reevaluate this designation as of each balance sheet date. We classify these securities as either held-to-maturity, trading, or available-for-sale in accordance with FASB ASC Topic 320, “Investments — Debt and Equity Securities.” As of March 27, 2010, and March 28, 2009, all marketable securities and restricted investments were classified as available-for-sale securities. The Company classifies its investments as “available for sale” because it expects to possibly sell some securities prior to maturity. The Company’s investments are subject to market risk, primarily interest rate and credit risk. The Company’s investments are managed by an outside professional manager within investment guidelines set by the Company. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting the Company’s investments to high quality debt instruments with relatively short-term maturities. The fair value of investments is determined using observable or quoted market prices for those securities.

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

Inventories were comprised of the following (in thousands):

	Year Ended
	March 27,	March 28,
	2010	2009

Work in process	$18,016	$11,516
Finished goods	17,380	8,362

Inventories	$35,396	$19,878

The increase in inventory balances at March 27, 2010, as compared to March 28, 2009, is related primarily to increased demand forecasts for our products, and is consistent with revenue growth experienced at the end of fiscal year 2010 versus the end of fiscal year 2009.

Property, Plant and Equipment, net

Property, plant and equipment is recorded at cost, net of depreciation and amortization. Depreciation and amortization is calculated on a straight-line basis over estimated economic lives, ranging from three to 39 years. Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated useful life. Furniture, fixtures, machinery, and equipment are all depreciated over a useful life of five to 20 years, while buildings are depreciated over a period of up to 39 years. In general, our capitalized software is amortized over a useful life of three years, with capitalized enterprise resource planning software being amortized over a useful life of 10 years. Gains or losses related to retirements or dispositions of fixed assets are recognized in the period incurred.

Property, plant and equipment was comprised of the following (in thousands):

	March 27,	March 28,
	2010	2009

Land and buildings	$8,120	$8,120
Furniture and fixtures	4,342	4,324
Leasehold improvements	6,582	6,503
Machinery and equipment	26,973	25,586
Capitalized software	21,950	19,936

Total property, plant and equipment	67,967	64,469
Less: Accumulated depreciation and amortization	(49,293)	(45,102)

Property, plant and equipment, net	$18,674	$19,367

Depreciation and amortization expense on property, plant, and equipment for fiscal years 2010, 2009, and 2008, was $4.3 million, $4.7 million, and $4.7 million, respectively.

Other-Than-Temporary Impairment

All of the Company’s available-for-sale investments, non-marketable securities, and other investments are subject to a periodic impairment review pursuant to FASB ASC Topic 320, “Investments — Debt and Equity Securities.” Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Marketable securities are evaluated for impairment if the decline in fair value below cost basis is significant and/or has lasted for an extended period of time. Non-marketable securities or other investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. For investments accounted for using the cost method of accounting, management evaluates information (e.g., budgets, business plans, financial statements) in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults, and subsequent rounds of financings at an amount below the cost basis of the investment. When a decline in value is deemed to be other-than-temporary, Cirrus recognizes an impairment loss in the current period’s operating results to the extent of the decline.

Goodwill and Intangibles, net

The Company reports goodwill and other intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other.” Intangible assets include purchased technology licenses and patents that are reported at cost and are amortized on a straight-line basis over their useful lives, generally ranging from three to ten years. Acquired intangibles include existing technology, core technology or patents, license agreements, trademarks, covenants not-to-compete and customer agreements. These assets are amortized on a straight-line basis over lives ranging from one to fifteen years. Goodwill is recorded at the time of an acquisition and is calculated as the difference between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development (“IPR&D”). Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) a significant slowdown in the worldwide economy and the semiconductor industry, or (iv) any failure to meet the performance projections included in our forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests goodwill and indefinite lived intangibles for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period.

Long-Lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” we test for impairment losses on long-lived assets and definite-lived intangibles used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. We measure any impairment loss by comparing the fair value of the asset to its carrying amount. We estimate fair value based on discounted future cash flows, quoted market prices, or independent appraisals.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to material concentrations of credit risk consist primarily of cash equivalents, restricted investments, marketable securities, long-term marketable securities, and trade accounts receivable. We are exposed to credit risk to the extent of the amounts recorded on the balance sheet. By policy, our cash equivalents, restricted investments, marketable securities, and long-term marketable securities are subject to certain nationally recognized credit standards, issuer concentrations, sovereign risk, and marketability or liquidity considerations.

In evaluating our trade receivables, we perform credit evaluations of our major customers’ financial condition and monitor closely all of our receivables to limit our financial exposure by limiting the length of time and amount of credit extended. We sell a significant amount of products in the Asian countries. In certain situations, we may require payment in advance or utilize letters of credit to reduce credit risk. By policy, we establish a reserve for trade accounts receivable based on the type of business in which a customer is engaged, the length of time a trade account receivable is outstanding, and other knowledge that we may possess relating to the probability that a trade receivable is at risk for non-payment.

The following table summarizes the receivable balance of distributors and customers that represented more than 10 percent of consolidated gross accounts receivable:

	Year Ended
	March 27,	March 28,
	2010	2009

Futaihua Industrial	20%	**
Avnet, Inc.	17%	21%
Hon Hai Precision Industry Co., LTD.	**	11%

**	Less than 10 percent for the period presented

No other distributors or customers had receivable balances that represented more than 10 percent of consolidated gross accounts receivable as of the end of fiscal years 2010 and 2009.

Since the components we produce are largely proprietary and generally not available from second sources, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, from a distributor, or through a third party manufacturer contracted to produce their end product. For fiscal years 2010 and 2009, our ten largest customers represented approximately 54 percent and 36 percent of our sales. We had one end customer that purchased through multiple contract manufacturers and represented approximately 36 percent and 16 percent of the Company’s total sales for fiscal years 2010 and 2009, respectively. Further, we had one distributor that represented 26 percent, 33 percent, and 27 percent of our sales for fiscal years 2010, 2009, and 2008 respectively. No other customer or distributor represented more than 10 percent of net sales in fiscal years 2010, 2009, or 2008.

Revenue Recognition

We recognize revenue in accordance with FASB ASC Topic 605, “Revenue Recognition.” Revenue from products sold directly to international customers and to certain international distributors is recognized upon title passage of inventory. For sales made directly to international customers and to international distributors, title generally passes at the port of destination. For sales made directly to domestic customers, title generally passes upon shipment. Sales made to domestic distributors and certain international distributors are recorded as deferred revenue until the final sale to the end customer has occurred. Generally, distributor agreements allow certain rights of return and price protection. License and royalty revenue is recognized as it is earned per unit shipped or when a contractual milestone is reached.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $1.0 million, $1.5 million, and $1.2 million in fiscal years 2010, 2009, and 2008, respectively.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the grant-date fair value of the awards and is recognized as an expense, on a ratable basis, over the vesting period, which is generally four years. Determining the amount of stock-based compensation to be recorded requires the Company to develop estimates used in calculating the grant-date fair value of stock options. The Company calculates the grant-date fair value using the Black-Scholes valuation model. The use of valuation models requires the Company to make estimates of assumptions such as expected volatility, expected term, risk-free interest rate, expected dividend yield, and forfeiture rates. See Note 12 — “Stockholders’ Equity” for additional information relating to stock-based compensation.

Income Taxes

We report income taxes in accordance with FASB ASC Topic 740, “Income Taxes,” which provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance against a substantial portion of our net U.S. deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis.

We adopted FASB Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” now codified as FASB ASC Topic 740, “Income Taxes,” at the beginning of fiscal year 2008. As a result of the adoption of this accounting literature, we recognize liabilities for uncertain tax positions based on the two-step process prescribed by the interpretation. The first step requires us to determine if the weight of available evidence indicates that the tax position has met the threshold for recognition; therefore, we must evaluate whether it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step requires us to measure the tax benefit of the tax position taken, or expected to be taken, in an income tax return as the largest amount that is more than 50 percent likely of being realized upon ultimate settlement. We reevaluate the uncertain tax positions each quarter based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Depending on the jurisdiction, such a change in recognition or measurement may result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

Net Income (Loss) Per Share

Basic net income (loss) per share is based on the weighted effect of common shares issued and outstanding and is calculated by dividing net income (loss) by the basic weighted average shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic net income (loss) per share calculation, plus the equivalent number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. These potentially dilutive items consist primarily of outstanding stock options and restricted stock awards.

Incremental weighted average common shares attributable to the assumed exercise of outstanding options of 181,000 shares for the year ended March 29, 2008, were excluded from the computation of diluted net income (loss) per share because the effect would be anti-dilutive due to our loss position during the year. The weighted outstanding options excluded from our diluted calculation for the years ended March 27, 2010, March 28, 2009, and March 29, 2008, were 8,043,000, 7,796,000, and 5,623000, respectively, as the exercise price exceeded the average market price during the period.

Accumulated Other Comprehensive Income (loss)

We report our accumulated other comprehensive income (loss) based upon FASB ASC Topic 220, “Comprehensive Income.” Our accumulated other comprehensive loss is comprised of foreign currency translation adjustments from prior years when we had subsidiaries whose functional currency was not the U.S. Dollar, as well as unrealized gains and losses on investments classified as available-for-sale. See Note 13 — “Accumulated Other Comprehensive Income (Loss)” for additional discussion.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which amends the disclosure guidance with respect to fair value measurements. Specifically, the new guidance requires disclosure of amounts transferred in and out of Levels 1 and 2 fair value measurements, a reconciliation presented on a gross basis rather than a net basis of activity in Level 3 fair value measurements, greater disaggregation of the assets and liabilities for which fair value measurements are presented and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and 3 fair value measurements. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new guidance around the Level 3 activity reconciliations, which is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance with respect to Levels 1 and 2 fair value measurements did not have a material impact on our consolidated financial position, results of operations, or cash flows. The adoption of this guidance with respect to Level 3 fair value measurements is not anticipated to have a material impact on our consolidated financial position, results of operations, or cash flows.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted these provisions of FASB ASC Topic 855 on March 29, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events. See Note 17, Subsequent Event, for this additional disclosure.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820 “Fair Value Measurements and Disclosures” to address challenges in estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. The guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. It is effective for interim and annual reporting periods ending after June 15, 2009. Our adoption of this pronouncement during the first quarter of fiscal year 2010 did not have an impact on our consolidated financial position, results of operations, or cash flows.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, “Financial Instruments,” which amends previous Topic 825 guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This pronouncement is effective for periods ending after June 15, 2009. Accordingly, the Company adopted these provisions of FASB ASC Topic 825 on March 29, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations, or cash flows. However, these provisions of FASB ASC Topic 825 resulted in additional disclosures with respect to the fair value of the Company’s financial instruments. See Note 9, Fair Value Measurements, for these additional disclosures.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 320, “Investments — Debt and Equity Securities” and Topic 325 “Investments — Other,” which is designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The pronouncement is effective for periods ending after June 15, 2009. Accordingly, the Company adopted this pronouncement on March 29, 2009. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations, or cash flows. However, the provisions of FASB ASC Topic 320 resulted in additional disclosures with respect to the fair value of the Company’s investments with unrealized losses that are not deemed other-than-temporarily impaired. See Note 9, Fair Value Measurements, for these additional disclosures.

In June 2008, the FASB issued FASB ASC 260-10-45, formerly FSP Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FASB ASC 260-10-45 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in FASB ASC 260, “Earnings per Share.” FASB ASC 260-10-45 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years on a retrospective basis. The Company adopted FASB ASC 260-10-45 at the beginning of fiscal 2010. The adoption did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The pronouncement was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released additional guidance now codified under FASB ASC Topic 820, which provides for delayed application of certain guidance related to non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years. The Company adopted certain provisions of FASB ASC Topic 820 effective March 30, 2008 (see Note 9, Fair Value Measurements, to the Condensed Consolidated Financial Statements for additional information). Pursuant to the requirements of FASB ASC Topic 820, the Company adopted the provisions of Topic 820 with respect to our non-financial assets and non-financial liabilities effective March 29, 2009. The implementation of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows.

2.	Marketable Securities

The Company’s investments that have original maturities greater than 90 days have been classified as available-for-sale securities in accordance with FASB ASC Topic 320, “Investments — Debt and Equity Securities.” Marketable securities are categorized on the consolidated balance sheet as restricted investments and marketable securities, as appropriate.

The following table is a summary of available-for-sale securities (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair Value
As of March 27, 2010:	Cost	Gains	Losses	(Net Carrying Amount)

Corporate securities – U.S.	$57,283	$133	$(55)	$57,361
U.S. Government securities	44,423	44	(6)	44,461
Agency discount notes	15,946	7	(7)	15,946
Commercial Paper	7,744	5	—	7,749

Total securities	$125,396	$189	$(68)	$125,517

The Company’s specifically identified gross unrealized losses of $68 thousand relates to thirty different securities with a total amortized cost of approximately $46.2 million at March 27, 2010. Because the Company does not intend to sell the investments at a loss and the Company will not be required to sell the investments before recovery of its amortized cost basis, it did not consider the investment in these securities to be other-than-temporarily impaired at March 27, 2010. Further, the securities with gross unrealized losses had been in a continuous unrealized loss position for less than 12 months as of March 27, 2010.

	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair Value
As of March 28, 2009:	Cost	Gains	Losses	(Net Carrying Amount)

Corporate securities – U.S.	$29,585	$40	$(153)	$29,472
Corporate securities − government guaranteed	4,600	7	—	4,607
U.S. Government securities	32,886	157	(2)	33,041
Agency discount notes	21,463	147	(2)	21,608

Total securities	$88,534	$351	$(157)	$88,728

The Company’s specifically identified gross unrealized losses of $157 thousand relates to fourteen different securities with amortized costs of approximately $20.5 million at March 28, 2009. Because the Company does not intend to sell the investments at a loss and the Company will not be required to sell the investments before recovery of its amortized cost basis, it did not consider the investment in these securities to be other-than-temporarily impaired at March 28, 2009. Further, the securities with gross unrealized losses had been in a continuous unrealized loss position for less than 12 months as of March 28, 2009.

The cost and estimated fair value of available-for-sale investments by contractual maturity were as follows:

	March 27, 2010		March 28, 2009
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Within 1 year	$91,096	$91,239	$84,901	$85,101
After 1 year	34,300	34,278	3,633	3,627

	$125,396	$125,517	$88,534	$88,728

The increase in available-for-sale investments during fiscal year 2010 is primarily attributable to cash generated from operations during the period.

3.	Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	March 27,	March 28,
	2010	2009

Gross accounts receivable	$24,451	$11,265
Less: Allowance for doubtful accounts	(488)	(451)

Accounts receivable, net	$23,963	$10,814

The increase in accounts receivable balances at March 27, 2010, as compared to March 28, 2009, is consistent with revenue growth experienced at the end of fiscal year 2010 versus the end of fiscal year 2009.

The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Balance, March 29, 2008	$(404)
Write-off of uncollectible accounts, net of recoveries	(47)

Balance, March 28, 2009	(451)
Write-off of uncollectible accounts, net of recoveries	(37)

Balance, March 27, 2010	$(488)

During the fourth quarter of fiscal year 2010, we received a $0.1 million payment associated with claims in a bankruptcy case for past-due receivables that had been written off in a prior fiscal year.

4.	Non-Marketable Securities

In the third quarter of fiscal year 2010, as part of a convertible note financing round for Magnum Semiconductor, Inc. (“Magnum”), a company that we previously had an investment in, we received proceeds of $500 thousand from Magnum as consideration for our ownership interest in Magnum securities which we determined had been fully impaired in fiscal year 2008. The proceeds were recorded as a separate line item on the consolidated statement of operations in operating expenses under the caption “Impairment of (proceeds from) non-marketable securities.”

As of March 27, 2010, we had no remaining investments in non-marketable securities.

5.	Acquisitions

On December 8, 2008, we executed an asset purchase agreement with Thaler Corporation of Tucson, Arizona, an entity specializing in the manufacture of precision analog and mixed signal devices. The purchase price of the acquisition was $1.1 million, which consisted primarily of intangible assets and inventory. The intangible assets, which were $0.8 million of the purchase price, are being amortized over a period of 5 years. Fifty percent of the purchase price, or $550 thousand, was paid in cash at closing, and the remaining balance was paid on April 8, 2009. This remaining balance of $550 thousand was recorded as “Other accrued liabilities” on the consolidated balance sheet as of March 28, 2009.

On July 24, 2007, we acquired 100 percent of the outstanding stock of Apex. Apex designs and produces integrated circuits, hybrids and modules used in a wide range of industrial and aerospace applications that require high-power precision analog products, such as PWM’s and power amplifiers. These precision amplifiers are used for driving motors and piezoelectric devices, programmable power supplies and other devices requiring high power and precision control. The acquisition was undertaken to strengthen and diversify our existing product lines. The results of Apex’s operations have been included in our consolidated financial statements since the acquisition date. We acquired Apex for a purchase price of approximately $42.8 million, consisting primarily of cash and direct acquisition costs. The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates. We recorded acquired intangible assets of $21.2 million, which are being amortized, excluding the acquired trade name, which is not being amortized, over a composite life of 15 years. The acquisition resulted in a purchase price that was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill of $6.2 million. During fiscal year 2009, we received approximately $0.2 million in proceeds from a tax settlement that reduced the goodwill recognized on this purchase. The goodwill will not be deductible for tax purposes. Approximately $1.8 million of the purchase price was allocated to IPR&D and was expensed upon completion of the acquisition, which was recorded as a separate line item on the Statement of Operations under the caption “Acquired in-process research and development” in operating expenses.

6.	Intangibles, net

The following information details the gross carrying amount and accumulated amortization of our intangible assets (in thousands):

	March 27, 2010		March 28, 2009
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core technology	$1,390	$(1,377)	$1,390	$(1,223)
License agreements	440	(436)	440	(387)
Existing technology	17,235	(5,325)	17,235	(4,328)
Trademarks	2,758	(320)	2,758	(320)
Non-compete agreements	398	(99)	398	(20)
Customer relationships	4,682	(844)	4,682	(508)
Technology licenses	16,125	(12,731)	14,950	(11,758)

	$43,028	$(21,132)	$41,853	$(18,544)

In the fourth quarter of fiscal year 2009, we noted several impairment indicators surrounding our patents acquired from Tripath in June, 2007. We performed an impairment analysis under FASB ASC Topic 360 and noted that the undiscounted cash flows estimated to be generated from these patents were less than the carrying amount of the assets. We then compared the estimated fair value of these assets to their carrying amount and recognized an impairment loss of $2.1 million. The impairment was recorded as a separate line item on the statement of operations in operating expenses under the caption “Impairment of intangible assets.”

Amortization expense for all intangibles in fiscal years 2010, 2009, and 2008 was $3.6 million, $3.5 million, and $3.9 million, respectively. The following table details the estimated aggregate amortization expense for all intangibles owned as of March 27, 2010 for each of the five succeeding fiscal years (in thousands):

For the year ended March 26, 2011	$2,988
For the year ended March 31, 2012	$2,746
For the year ended March 30, 2013	$1,722
For the year ended March 29, 2014	$1,422
For the year ended March 28, 2015	$1,303

7.	Commitments and Contingencies

Facilities and Equipment Under Operating Lease Agreements

With the exception of the Apex facility in Tucson, Arizona, we lease our facilities and certain equipment under operating lease agreements, some of which have renewal options. Certain of these arrangements provide for lease payment increases based upon future fair market rates. As of May 1, 2010, our principal leased facilities, located in Austin, Texas, consisted of approximately 214,000 square feet of office space. This leased space includes our headquarters and engineering facility, which has 197,000 square feet with lease terms that extend into calendar year 2012, excluding lease extension options, and 17,000 square feet of leased space at our failure analysis facility with lease terms that extend into calendar year 2013. We have subleased approximately 38,000 square feet of space at our Austin headquarters with sublease terms that extend into calendar year 2012.

The aggregate minimum future rental commitments under all operating leases, net of sublease income, for the following fiscal years are (in thousands):

			Net Facilities	Equipment	Total
	Facilities	Subleases	Commitments	Commitments	Commitments

2011	$5,372	$922	$4,450	$13	$4,463
2012	4,828	907	3,921	7	3,928
2013	2,045	382	1,663	6	1,669
2014	38	—	38	6	44
2015	—	—	—	2	2
Thereafter	—	—	—	—	—

Total minimum lease payments	$12,283	$2,211	$10,072	$34	$10,106

Total rent expense was approximately $4.4 million, $5.9 million, and $7.3 million, for fiscal years 2010, 2009, and 2008, respectively. Sublease rental income was $1.2 million, $2.1 million, and $3.0 million, for fiscal years 2010, 2009, and 2008, respectively. During fiscal years 2010, 2009, and 2008 we recorded approximately $0.4 million, $0.1 million, and $0.8 million in rent expense reductions, respectively, to adjust our loss contingency accrual for a change in sublease assumptions with regards to our facilities in Austin, Texas and Fremont, California.

As of March 27, 2010, a total of $1.6 million related to vacated leases remained accrued, of which $1.0 million has been classified as long-term. These amounts are included in the table above. The $1.3 million in facilities restructuring accruals that existed for these leases as of March 27, 2010 are discussed in greater detail in Note 10 — Restructuring Costs and Other.

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

Cirrus Logic settled this matter on October 8, 2008, via execution of a Settlement Agreement for payment of approximately $1.0 million to Cirrus Investments.

Wafer, Assembly and Test Purchase Commitments

We rely primarily on third-party foundries for our wafer manufacturing needs. As of March 27, 2010, we had agreements with multiple foundries for the manufacture of wafers. None of these foundry agreements have volume purchase commitments or “take or pay” clauses. The agreements provide for purchase commitments based on purchase orders. Cancellation fees or other charges may apply and are generally dependent upon whether wafers have been started or the stage of the manufacturing process at which the notice of cancellation is given. As of March 27, 2010, we had foundry commitments of $16.4 million.

In addition to our wafer supply arrangements, we contract with third-party assembly vendors to package the wafer die into finished products. Assembly vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry. We had non-cancelable assembly purchase orders with numerous vendors totaling $2.6 million at March 27, 2010.

We have transitioned the majority of our test services to outside third party contractors. Test vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry. Our total non-cancelable commitment for outside test services as of March 27, 2010 was $3.3 million.

Other open purchase orders as of March 27, 2010 amount to $1.0 million and primarily relate to raw materials costs incurred in our facility in Tucson, Arizona, which continues to serve as the assembly and test facility for our Apex products.

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

On April 7, 2008, Silvaco filed a notice of appeal on these matters. The appeal was heard by the Court of Appeal of the State of California, Sixth Appellate District on April 13, 2010. On April 29, 2010, the appellate court affirmed the judgment of the district court, finding that the district court did not err by granting summary judgment in favor of Cirrus Logic. Silvaco has until June 8, 2010, to petition the California Supreme Court for review of the case.

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

The Company adopted certain provisions of FASB ASC Topic 820 as of March 30, 2008, the beginning of fiscal year 2009, to measure the fair value of certain of its financial assets required to be measured on a recurring basis. Under FASB ASC Topic 820, based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

As of March 27, 2010, the Company’s cash equivalents and restricted investments of $22.0 million, and short and long-term investments of $119.7 million, are all valued using quoted prices generated by market transactions involving identical assets, or Level 1 assets as defined under FASB ASC Topic 820.

Effective in fiscal year 2009, the Company adopted a new accounting standard which defines fair value, establishes a framework for measuring fair value and expands on required disclosures regarding fair value measurements. This standard applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements accordingly, but does not require any new fair value measurements of previously reported balances. The following table summarizes the carrying amount and fair value of the Company’s financial instruments as of March 27, 2010 (in thousands):

	Carrying	Fair
Financial instruments	Amount	Value

Cash and cash equivalents	$16,109	$16,109
Restricted investments	5,855	5,855
Marketable securities	85,384	85,384
Long term marketable securities	34,278	34,278

	$141,626	$141,626

Financial assets and liabilities with carrying amounts approximating fair value include cash and cash equivalents, restricted investments, and marketable securities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturity. The fair values of long-term marketable securities are valued using quoted prices generated by market transactions involving identical assets.

10.	Restructuring Costs and Other

During fiscal year 2010, we recorded net restructuring charges of $0.5 million as a separate line item on the statement of operations in operating expenses under the caption “Restructuring costs and other, net.” The restructuring charge primarily relates to a change in sublease assumptions for the Company’s corporate offices in Austin, Texas.

During fiscal year 2008, we recorded net restructuring charges of $10.5 million as a separate line item on the statement of operations in operating expenses under the caption “Restructuring costs and other, net.” This net charge was comprised primarily of two separate steps taken to improve our competitive cost structure. First, we committed to a plan to close Caretta, a subsidiary based in Shanghai, China. This action eliminated approximately 30 positions in China during the Company’s fourth fiscal quarter, and resulted in the Company recording a charge of approximately $11.1 million, which consisted primarily of non-cash charges of

$6.5 million for goodwill and $3.6 million related to intangibles, as well as approximately $0.9 million in cash payments for the affected employees. These charges reduced the carrying value of the Caretta-related intangible assets to zero, an amount that reflects the Company’s decision to no longer market Caretta’s power management IC’s for the single-cell lithium ion battery market. Also in the fourth quarter of fiscal year 2008, we made a strategic decision to streamline our organization structure, which resulted in a further worldwide headcount reduction of 61 employees. The restructuring charge associated with this activity was $0.9 million, and was primarily related to employee severance costs. Also in fiscal year 2008, in connection with the expiration of a lease agreement in Fremont, California in December 2007, we recorded a $1.5 million reduction to the fiscal year 2004 and 2006 restructuring liabilities to reduce the accrual to the estimated final settlement amounts.

The following table sets forth the activity in our fiscal year 2004 restructuring accrual (in thousands):

		Facilities
	Severance	Abandonment	Total

Balance, March 29, 2003	$—	$—	$—
Fiscal year 2004 provision	1,688	6,205	7,893
Cash payments, net	(1,514)	(908)	(2,422)

Balance, March 27, 2004	174	5,297	5,471
Fiscal year 2005 provision	—	178	178
Cash payments, net	(174)	(944)	(1,118)

Balance, March 26, 2005	—	4,531	4,531
Fiscal year 2006 provision	—	627	627
Cash payments, net	—	(954)	(954)

Balance, March 25, 2006	—	4,204	4,204
Fiscal year 2007 provision	—	214	214
Cash payments, net	—	(1,124)	(1,124)

Balance, March 31, 2007	—	3,294	3,294
Fiscal year 2008 provision	—	14	14
Cash payments, net	—	(1,069)	(1,069)

Balance, March 29, 2008	—	2,239	2,239
Fiscal year 2009 provision	—	147	147
Cash payments, net	—	(423)	(423)

Balance, March 28, 2009	—	1,963	1,963
Fiscal year 2010 provision	—	604	604
Cash payments, net	—	(1,226)	(1,226)

Balance, March 27, 2010	$—	$1,341	$1,341

Fiscal year 2010 activity reflected a net reduction in the 2004 restructuring accrual of $0.6 million, which included an increase in the provision for a $0.5 million restructuring charge brought about by a change in sublease assumptions, as well as normal accretion of $0.1 million for the period. Fiscal year 2009 activity reflected a net reduction in the 2004 restructuring accrual of $0.3 million, which included an increase in the provision for normal accretion for the period. The fiscal year 2008 provision included a $0.3 million reduction to the facilities abandonment accrual in recognition of the end of the lease term in December 2007, which was offset by additions to the accrual for accretion during the period.

As of March 27, 2010, we have a remaining restructuring accrual of $1.3 million, primarily related to net lease expenses that will be paid over the respective lease terms through fiscal year 2013, along with other anticipated lease termination costs. We have classified the short-term portion of our restructuring activities, $0.7 million, as “Other accrued liabilities.”

11.	Employee Benefit Plans

We have a 401(k) Profit Sharing Plan (the “Plan”) covering all of our qualifying domestic employees. Under the Plan, employees may elect to contribute any percentage of their annual compensation up to the annual IRS limitations. We match 50 percent of the first 6 percent of the employees’ annual contribution to the plan. We made matching employee contributions of $0.9 million, $0.9 million, and $0.8 million during fiscal years 2010, 2009, and 2008, respectively.

12.	Stockholders’ Equity

Share Repurchase Program

On January 29, 2009, we publicly announced that our Board authorized a share repurchase program of up to $20 million. The repurchases will be funded from existing cash and may be effected from time to time depending on general market and economic conditions and in accordance with applicable securities laws. As of March 27, 2010, no share repurchases have occurred under this share repurchase program.

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

Employee Stock Purchase Plan

In March 1989, we adopted the 1989 Employee Stock Purchase Plan (“ESPP”). The plan had a 20 year duration, and expired under its own terms effective May 26, 2009.

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

Stock Compensation Expense

The following table summarizes the effects of stock-based compensation on cost of goods sold, research and development, sales, general and administrative, pre-tax income (loss), and net income after taxes for options granted under the Company’s equity incentive plans (in thousands, except per share amounts; unaudited):

	Fiscal Years Ended
	March 27,	March 28,	March 29,
	2010	2009	2008

Cost of sales	$212	$212	$190
Research and development	1,882	1,923	1,897
Sales, general and administrative	3,224	3,031	3,187

Effect on pre-tax income (loss)	5,318	5,166	5,274
Income Tax Benefit	—	—	—

Total share based compensation expense (net of taxes)	$5,318	$5,166	$5,274

Share based compensation effects on basic earnings (loss) per share	$0.08	$0.08	$0.06
Share based compensation effects on diluted earnings (loss) per share	$0.08	$0.08	$0.06
Share based compensation effects on operating activities cash flow	5,318	5,166	5,274
Share based compensation effects on financing activities cash flow	—	—	—

The total share based compensation expense included in the table above and which is attributable to restricted stock awards was $0.1 million, $0.2 million, and $0.2 million for fiscal years 2010, 2009, and 2008, respectively.

During fiscal year 2010, we received a net $2.0 million from the exercise of options granted under the Company’s Stock Plans.

The total intrinsic value of options exercised during fiscal year 2010, 2009, and 2008 was $0.8 million, $0.9 million, and $2.1 million, respectively. Intrinsic value represents the difference between the market value of Cirrus Logic common stock at the time of exercise and the strike price of the option.

As of March 27, 2010, there was $11.6 million of compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans not yet recognized in the Company’s financial statements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.37 years.

The Company currently is granting equity awards from the 2006 Stock Incentive Plan (the “Plan”), which was approved by stockholders in July 2006. The Plan provides for granting of stock options, restricted stock awards, performance awards, phantom stock awards, and bonus stock awards, or any combination of the foregoing. To date, the Company has granted stock options and restricted stock awards under the Plan. Stock options generally vest over a four-year period and are exercisable for a period of ten years from the date of grant. Restricted stock awards generally vest ratably over a period of four years.

As of March 27, 2010, approximately 20.3 million shares of common stock were reserved for issuance under the Option Plans. Additional information with respect to stock option activity is as follows (in thousands, except per share amounts):

		Outstanding Options
			Weighted
	Options Available		Average
	for Grant	Number	Exercise Price

Balance, March 31, 2007	16,706	9,020	$8.54
Option plans terminated	(2,311)	—	—
Options granted	(3,072)	3,011	6.71
Options exercised	—	(1,006)	5.50
Options forfeited	2,489	(525)	7.00
Options expired	—	(1,964)	12.43

Balance, March 29, 2008	13,812	8,536	$7.94
Option plans terminated	(652)	—	—
Options granted	(2,117)	2,068	5.18
Options exercised	—	(501)	4.72
Options forfeited	1,061	(436)	6.71
Options expired	—	(604)	9.31

Balance, March 28, 2009	12,104	9,063	$7.45
Option plans terminated	(477)	—	—
Options granted	(2,471)	2,471	5.53
Options exercised	—	(401)	5.01
Options forfeited	774	(264)	5.44
Options expired	—	(490)	9.63

Balance, March 27, 2010	9,930	10,379	$6.74

Additional information with regards to outstanding options that are vesting, expected to vest, or exercisable as of March 27, 2010 is as follows:

	Number of	Weighted	Weighted Average	Aggregate
	Options	Average	Remaining Contractual	Intrinsic Value
	(thousands)	Exercise Price	Term (years)	(thousands)

Vested and expected to vest	9,956	$6.78	6.77	$18,098
Exercisable	5,933	$7.55	5.40	$9,109

The following table summarizes information regarding outstanding and exercisable options as of March 27, 2010:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted	Number	Weighted
	Number	Remaining	Average Exercise	Exercisable	Average
Range of Exercise Prices	(in thousands)	Contractual Life	Price	(in thousands)	Exercise Price

$1.83 - $ 5.02	1,039	5.53	$4.07	726	$4.01
$5.14 - $ 5.20	638	4.79	5.16	611	5.16
$5.25 - $ 5.25	1,542	8.52	5.25	528	5.25
$5.27 - $ 5.53	274	9.00	5.47	124	5.47
$5.55 - $ 5.55	1,864	9.53	5.55	0	0.00
$5.66 - $ 6.20	532	7.07	5.78	346	5.81
$6.51 - $ 6.51	1,278	7.44	6.51	765	6.51
$6.56 - $ 7.26	1,514	5.57	7.06	1,319	7.10
$7.32 - $ 8.41	1,054	6.19	7.84	877	7.86
$8.48 - $44.13	644	1.27	18.78	637	18.90

	10,379	6.86	$6.74	5,933	$7.55

As of March 27, 2010, and March 28, 2009, the number of options exercisable was 5.9 million and 5.2 million, respectively.

In accordance with the provisions of FASB ASC Topic 718, “Compensation — Stock Compensation,” options outstanding that are expected to vest are presented net of estimated future option forfeitures, which are estimated as compensation costs are recognized. Options with a fair value of $4.5 million, $4.3 million, and $3.9 million became vested during fiscal years 2010, 2009, and 2008, respectively.

Restricted Stock Awards

In fiscal year 2009, the Company granted restricted stock awards to select employees. The grant date for these awards is equal to the measurement date. These awards are valued as of the measurement date and amortized over the requisite vesting period. A summary of the activity for restricted stock awards in fiscal years 2010, 2009 and 2008, which is a subset of the stock option information presented above, is presented below (in thousands, except for per share amounts):

		Weighted
		Average
		Grant Date	Aggregate
	Number of	Fair Value	Intrinsic
	Shares	(per share)	value(1)

March 31, 2007	—	—
Granted	61	$7.75
Vested	—	—	—
Forfeited	—	—

March 29, 2008	61	7.75
Granted	48	5.73
Vested	(15)	—	86
Forfeited	(21)	—

March 28, 2009	73	$6.86
Granted	—	—
Vested	(11)	—	55
Forfeited	(13)	—

March 27, 2010	49	$6.20

(1) Represents the value of Cirrus stock on the date that the restricted stock vested.

Stock-Based Compensation

We estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model using a dividend yield of zero and the following additional assumptions:

Year Ended
	March 27, 2010	March 28, 2009	March 29, 2008

Expected stock price volatility	50.71-56.59%	47.23-59.22%	39.13-50.08%
Risk-free interest rate	1.80-2.25%	1.48-2.99%	2.26-4.95%
Expected lives (in years)	4.33-4.64	4.08-4.23	2.51-3.19

Using the Black-Scholes option valuation model, the weighted average estimated fair values of employee stock options granted in fiscal years 2010, 2009, and 2008, were $2.89, $2.82, and $2.70, respectively.

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

The following table summarizes the changes in the components of accumulated other comprehensive income (loss) (in thousands):

	Foreign	Unrealized Gains
	Currency	(Losses) on Securities	Total

Balance, March 29, 2008	$(770)	$546	$(224)
Current-period activity	—	(352)	(352)

Balance, March 28, 2009	(770)	194	(576)
Current-period activity	—	(73)	(73)

Balance, March 27, 2010	$(770)	$121	$(649)

14.	Income Taxes

Income (loss) before income taxes consisted of (in thousands):

	Year Ended
	March 27,	March 28,	March 29,
	2010	2009	2008

United States	$24,289	$3,739	$9,606
Non-U.S.	2,394	2,418	(12,407)

	$26,683	$6,157	$(2,801)

The provision (benefit) for income taxes consists of (in thousands):

	Year Ended
	March 27,	March 28,	March 29,
	2010	2009	2008

Current:
Federal	$(75)	$(142)	$—
State	8	6	—
Non-U.S.	264	167	258

Total current tax provision (benefit)	$197	$31	$258

Deferred:
U.S.	$(11,787)	$2,660	$4,568
Non-U.S.	(125)	(9)	(1,781)

Total deferred tax provision (benefit)	(11,912)	2,651	2,787

Total tax provision (benefit)	$(11,715)	$2,682	$3,045

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal rate to pretax income (loss) as follows (in percentages):

	Year Ended
	March 27,	March 28,	March 29,
	2010	2009	2008

Expected income tax provision (benefit) at the U.S. federal statutory rate	35.0	35.0	(35.0)
Foreign earnings repatriation	—	—	82.5
In-process research and development	—	—	22.0
Valuation allowance changes affecting the provision of income taxes	(80.5)	(12.4)	(98.0)
Foreign taxes at different rates	(2.7)	(11.6)	108.4
Foreign earnings taxed in the U.S.	0.2	6.6	1.5
Refundable R&D credit	(0.3)	(2.3)	—
Stock compensation	4.2	17.3	26.4
Nondeductible expenses	0.4	11.3	2.0
Other	(0.2)	(0.3)	(1.1)

Provision (benefit) for income taxes	(43.9)	43.6	108.7

Significant components of our deferred tax assets and liabilities are (in thousands):

	Year Ended
	March 27,	March 28,
	2010	2009

Deferred tax assets:
Inventory valuation	$2,617	$3,123
Accrued expenses and allowances	3,127	2,949
Net operating loss carryforwards	168,832	174,418
Research and development tax credit carryforwards	33,552	36,278
State tax credit carryforwards	532	539
Capitalized research and development	20,353	27,980
Depreciation and Amortization	315	442
Other	15,287	13,859

Total deferred tax assets	$244,615	$259,588
Valuation allowance for deferred tax assets	(226,213)	(252,551)

Net deferred tax assets	$18,402	$7,037

Deferred tax liabilities:
Acquisition intangibles	$6,393	$6,960

Total deferred tax liabilities	$6,393	$6,960

Total net deferred tax assets	$12,009	$77

As of March 27, 2010, we have $12.0 million of net deferred tax assets. We have classified $12.5 million on the consolidated balance sheet within current assets as “Deferred tax assets,” $0.3 million as long-term assets under “Other assets,” and $0.9 million as “Other long term liabilities.”

The valuation allowance decreased by $25.9 million in fiscal year 2010 and increased by $1.4 million in fiscal year 2009. During fiscal year 2010, $11.8 million of the decrease was related to a release of the valuation allowance associated with the U.S. deferred tax asset. This decrease was based on an evaluation of the deferred tax assets that we consider being more likely than not to be utilized. At March 27, 2010, we had federal net operating loss carryforwards of $461.5 million. Of that amount, $64.4 million relates to companies we acquired during fiscal year 2002 and are, therefore, subject to certain limitations under Section 382 of the Internal Revenue Code. In addition, approximately $32.8 million of the federal net operating loss is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital rather than current earnings if subsequently realized. We have net operating losses in various states that total $107 million. The federal net operating loss carryforwards expire in fiscal years 2011 through 2030. The state net operating loss carryforwards expire in fiscal years 2011 through 2030. We also have non-U.S. net operating losses of $4.1 million, of which $1.8 million does not expire. The remaining $2.3 million expires in calendar years 2010 through 2013.

There are federal research and development credit carryforwards of $18.9 million that expire in fiscal years 2011 through 2030. There are $14.7 million of state research and development credits. Of that amount, $3.0 million will expire in fiscal years 2022 through 2027. The remaining $11.7 million of state research and development credits are not subject to expiration. The state investment credits of $0.3 million will expire in fiscal year 2011.

We have approximately $327 thousand of cumulative undistributed earnings in certain non-U.S. subsidiaries. We have not recognized a deferred tax liability on these undistributed earnings because the Company currently intends to reinvest these earnings in operations outside the U.S. The unrecognized deferred tax liability on these earnings is approximately $118 thousand. With our current tax attributes, if the earnings were distributed, we would most likely not accrue any additional current income tax expense because this income would be offset by our net operating loss carryforwards and other future deductions.

We adopted the provisions of FIN 48, now codified as ASC Topic 740, on April 1, 2007. As a result of the adoption of this pronouncement, we recognized a $1.6 million decrease in the liability for unrecognized tax benefits with a corresponding increase to the balance of retained earnings as of April 1, 2007. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at March 28, 2009	$85
Additions based on tax positions related to the current year	—
Reductions for tax positions of prior years	—
Settlements	—
Reductions related to expirations of statutes of limitation	—

Balance at March 27, 2010	$85

All of the unrecognized tax benefits are associated with tax carryforwards that, if recognized, would have no effect on the effective tax rate because of the valuation allowance that has been placed on the majority all of our U.S. deferred tax assets. The Company does not believe that its unrecognized tax benefits will significantly increase or decrease during the next 12 months.

We accrue interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. We did not record any interest or penalties during fiscal year 2010.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Fiscal years 2006 through 2010 remain open to examination by the major taxing jurisdictions to which we are subject. During fiscal year 2010, the Internal Revenue Service issued a “no change” letter in connection with the audit of our fiscal year 2006 federal income tax return.

15.	Segment Information

We are focused on becoming a leader in high-precision analog and mixed-signal ICs for a broad range of audio and energy markets. We sell audio converters, audio interface devices, audio processors and audio amplification products for these markets, as well as hybrids and modules for high-power applications. We also provide complete system reference designs based on our technology that enable our customers to bring products to market in a timely and cost-effective manner. We determine our operating segments in accordance with FASB ASC Topic 280, “Segment Reporting.” Our Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

Our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources, rather than detailed information at a product line level. Additionally, our product lines have similar characteristics and customers. They share operations support functions such as sales, public relations, supply chain management, various research and development and engineering support, in addition to the general and administrative functions of human resources, legal, finance and information technology. Therefore, there is no complete, discrete financial information maintained for these product lines. Commencing with fiscal year 2009, we report revenue in two product categories: audio products and energy products. The energy product category had previously been referred to as “industrial,” but has been revised to reflect our focus on integrated circuits designed for a variety of energy exploration, measurement and control applications.

	Year Ended
	March 27,	March 28,	March 29,
	2010	2009	2008

Audio products	$153,661	$97,293	$100,097
Energy products	67,328	77,349	81,788

Total	$220,989	$174,642	$181,885

Geographic Area

The following illustrates revenues by geographic locations based on the sales office location (in thousands):

	Year Ended
	March 27, 2010	March 28, 2009	March 29, 2008

United States	$47,936	$53,309	$68,219
European Union	15,819	25,580	13,727
United Kingdom	1,337	426	4,400
China	103,992	46,266	29,169
Hong Kong	5,611	5,937	9,518
Japan	12,335	10,062	14,972
South Korea	10,134	7,021	6,347
Taiwan	10,585	10,862	13,888
Other Asia	12,381	12,408	12,811
Other non-U.S. countries	859	2,771	8,834

Total consolidated revenues	$220,989	$174,642	$181,885

The following illustrates property, plant and equipment, net, by geographic locations, based on physical location (in thousands):

	Year Ended
	March 27, 2010	March 28, 2009

United States	$18,449	$19,058
United Kingdom	9	2
China	104	183
Hong Kong	10	30
Japan	23	19
South Korea	25	43
Taiwan	38	9
Other Asia	16	23

Total consolidated property, plant and equipment, net	$18,674	$19,367

16.	Quarterly Results (Unaudited)

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

The unaudited quarterly statement of operations data for each quarter of fiscal years 2010 and 2009 were as follows (in thousands, except per share data):

	Fiscal Year 2010
	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
	(5)		(4)	(3)

Net sales	$62,639	$65,162	$55,674	$37,514
Gross margin	35,284	34,886	28,974	19,587
Net income	20,358	11,055	6,764	221
Basic income per share	$0.31	$0.17	$0.10	$—
Diluted income per share	0.31	0.17	0.10	—

	Fiscal Year 2009
	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
	(2)		(1)

Net sales	$33,520	$43,833	$53,278	$44,011
Gross margin	18,469	24,078	29,986	24,651
Net income (loss)	(7,768)	2,750	6,355	2,138
Basic income (loss) per share	$(0.12)	$0.04	$0.10	$0.03
Diluted income (loss) per share	(0.12)	0.04	0.10	0.03

(1)	Net income was impacted by a $1.8 million provision for litigation expenses.

(2)	Net income (loss) was impacted by a $2.7 million charge to tax expense to increase the valuation allowance on our U.S. deferred tax assets, a $2.1 million charge for the impairment of intangible assets, and a $0.4 million provision for litigation expenses.

(3)	Net income was favorably impacted by a $2.7 million benefit for litigation expenses related to the receipt of proceeds from our insurance carrier as part of the final settlement of the derivative lawsuits described in Note 8, Legal Matters.

(4)	Net income was favorably impacted by the receipt of $1.4 million from a Patent Purchase Agreement for the sale of certain Company owned patents.

(5)	Net income was favorably impacted by an $11.8 million benefit to tax expense to decrease the valuation allowance on our U.S. deferred tax assets.

17.	Subsequent Event

The Company entered into a Purchase and Sale Agreement with Fortis Communities-Austin, L.P. relating to the purchase by the Company of certain real property for a planned new headquarters facility on March 24, 2010. Pursuant to the Purchase Agreement, the Company agreed to purchase the land for $9.62 million, of which $100,000 was placed in escrow on March 24th. The Company is provided a Feasibility Period through June 7, 2010, whereby it may terminate, in its sole and absolute discretion, the Purchase Agreement if the Company discovers any aspect of the property to be unsatisfactory for any reason whatsoever. On April 27, 2010, the Company announced that it plans to build a new headquarters at 800 West Sixth St., Austin, Texas. The new facility is expected to begin construction late in 2010 and be completed by the summer of 2012.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 27, 2010. Based on that evaluation, the Company’s CEO and CFO have concluded that such disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company required to be included in its periodic reports filed with the SEC.

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

Based on its assessment of internal control over financial reporting, management has concluded that our internal control over financial reporting was effective as of March 27, 2010, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s updated assessment of our internal control over financial reporting as of March 27, 2010, included in Item 8 of this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 27, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

The information set forth in the Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on July 23, 2010 under the headings Corporate Governance — Board Meetings and Committees, Corporate Governance — Audit Committee, Proposals to be Voted on — Proposal No. 1 — Election of Directors, Executive Compensation — Executive Officers, and Section 16(a) Beneficial Ownership Reporting Compliance is incorporated herein by reference.

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

ITEM 14.	Principal Accountant Fees and Services

The information set forth in the Proxy Statement under the heading Audit and Non-Audit Fees and Services is incorporated herein by reference.

PART IV

ITEM 15.	Exhibit and Financial Statement Schedules

(a)  The following documents are filed as part of this Report:

1. Consolidated Financial Statements

▪	Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm.

▪	Consolidated Balance Sheets as of March 27, 2010, and March 28, 2009.

▪	Consolidated Statements of Operations for the fiscal years ended March 27, 2010, March 28, 2009, and March 29, 2008.

▪	Consolidated Statements of Cash Flows for the fiscal years ended March 27, 2010, March 28, 2009, and March 29, 2008.

▪	Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 27, 2010, March 28, 2009, and March 29, 2008.

▪	Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

3. Exhibits

The following exhibits are filed as part of or incorporated by reference into this Report:

3.1	Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (1)
3.2	Amended and Restated Bylaws of Registrant. (2)
10.1+	1990 Directors’ Stock Option Plan, as amended. (3)
10.2+	Cirrus Logic, Inc. 1996 Stock Plan, as amended and restated as of December 4, 2007. (4)
10.3+	2002 Stock Option Plan, as amended. (5)
10.4+	Cirrus Logic, Inc. 2006 Stock Incentive Plan. (6)
10.5+	Form of Stock Option Agreement for options granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (6)
10.6+	Form of Notice of Grant of Stock Option for options granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (6)
10.7+	Form of Stock Option Agreement for Outside Directors under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (7)
10.8+	Form of Restricted Stock Award Agreement under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (8)
10.9+	2007 Executive Severance and Change of Control Plan, effective as of October 1, 2007. (9)
10.10+	2007 Management and Key Individual Contributor Incentive Plan, as amended on February 15, 2008. (10)

10.11	Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant, dated November 10, 2000, for 197,000 square feet located at 2901 Via Fortuna, Austin, Texas. (1)
10.12	Amendment No. 1 to Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant dated November 10, 2000. (11)
10.13	Amendment No. 2 to Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant dated November 10, 2000. (5)
10.14	Amendment No. 3 to Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant dated November 10, 2000. (12)
10.15	The Revised Stipulation of Settlement dated March 10, 2009 (13)
10.16*	Purchase and Sale Agreement by and between Fortis Communities-Austin, L.P. and Registrant dated March 24, 2010.
10.17*	First Amendment to Purchase and Sale Agreement by and between Fortis Communities-Austin, L.P. and Registrant dated May 14, 2010.
14	Code of Conduct. (14)
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see signature page).
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensatory plan or arrangement.

*	Filed with this Form 10-K.

(1)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the SEC on June 22, 2001 (Registration No. 000-17795).

(2)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on September 21, 2005.

(3)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed with the SEC on August 8, 2001 (Registration No. 333-67322).

(4)	Incorporated by reference from Registrant’s Report on Form 10-Q filed with the SEC on January 30, 2008.

(5)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 29, 2003, filed with the SEC on June 13, 2003 (Registration No. 000-17795).

(6)	Incorporated by reference from Registration’s Statement on Form S-8 filed with the SEC on August 1, 2006.

(7)	Incorporated by reference from Registrant’s Report on Form 10-Q filed with the SEC on August 1, 2007.

(8)	Incorporated by reference from Registrant’s Report on Form 10-Q filed with the SEC on November 5, 2007.

(9)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on October 3, 2007.

(10)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 29, 2008, filed with the SEC on May 29, 2008 (Registration No. 000-17795).

(11)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 30, 2002, filed with the SEC on June 19, 2002 (Registration No. 000-17795).

(12)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 25, 2006 filed with the SEC on May 25, 2006.

(13)	Incorporated by reference from Registrant’s Report on Form 10-Q filed with the SEC on April 1, 2009.

(14)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 27, 2004, filed with the SEC on June 9, 2004 (Registration No. 000-17795).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

CIRRUS LOGIC, INC.

By:	/s/ Thurman K. Case
Thurman K. Case
Vice President, Chief Financial Officer and
Chief Accounting Officer
June 1, 2010

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities and on the dates indicated have signed this report below:

Signature	Title	Date

/s/ Michael L. Hackworth Michael L. Hackworth	Chairman of the Board and Director	June 1, 2010

/s/ Jason P. Rhode Jason P. Rhode	President and Chief Executive Officer	June 1, 2010

/s/ Thurman K. Case Thurman K. Case	Vice President, Chief Financial Officer and Chief Accounting Officer	June 1, 2010

/s/ John C. Carter John C. Carter	Director	June 1, 2010

/s/ Timothy R. Dehne Timothy R. Dehne	Director	June 1, 2010

/s/ D. James Guzy D. James Guzy	Director	June 1, 2010

/s/ William D. Sherman William D. Sherman	Director	June 1, 2010

/s/ Robert H. Smith Robert H. Smith	Director	June 1, 2010

Exhibit Index

(a) The following exhibits are filed as part of this Report:

Number	Description

10.16	Purchase and Sale Agreement by and between Fortis Communities-Austin, L.P. and Registrant dated March 24, 2010.
10.17	First Amendment to Purchase and Sale Agreement by and between Fortis Communities-Austin, L.P. and Registrant dated May 14, 2010.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page).
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.