Form 10-Q
period 2010-06-26
CIRRUS LOGIC INC
filed 2010-07-20
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 15, 2010 was 67,744,460.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED JUNE 26, 2010

Part I.
ITEM 1. FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	June 26,	March 27,
	2010	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,158	$16,109
Restricted investments	6,355	5,855
Marketable securities	96,148	85,384
Accounts receivable, net	34,536	23,963
Inventories	42,415	35,396
Deferred tax assets	12,544	12,549
Other current assets	6,112	5,599

Total current assets	244,268	184,855

Long-term marketable securities	13,008	34,278
Property and equipment, net	21,306	18,674
Goodwill and intangibles, net	27,429	27,923
Other assets	1,866	1,880

Total assets	$307,877	$267,610

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,088	$20,340
Accrued salaries and benefits	8,685	9,962
Other accrued liabilities	5,845	5,100
Deferred income on shipments to distributors	8,561	6,488

Total current liabilities	51,179	41,890

Long-term restructuring accrual	497	596
Other long-term obligations	6,487	6,523

Stockholders’ equity:
Capital stock	966,414	952,803
Accumulated deficit	(715,951)	(733,553)
Accumulated other comprehensive loss	(749)	(649)

Total stockholders’ equity	249,714	218,601

Total liabilities and stockholders’ equity	$307,877	$267,610

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts; unaudited)

	Three Months Ended
	June 26,	June 27,
	2010	2009

Net sales	$81,915	$37,514
Cost of sales	35,180	17,927

Gross margin	46,735	19,587

Operating expenses:
Research and development	15,092	12,508
Selling, general and administrative	14,011	10,071
Provision (benefit) for litigation expenses and settlements	135	(2,745)

Total operating expenses	29,238	19,834

Income (loss) from operations	17,497	(247)

Interest income, net	228	463
Other income (expense), net	32	(18)

Income before income taxes	17,757	198
Provision (benefit) for income taxes	155	(23)

Net income	$17,602	$221

Basic income per share:	$0.26	$—

Diluted income per share:	$0.25	$—

Basic weighted average common shares outstanding:	66,639	65,254

Diluted weighted average common shares outstanding:	70,755	65,341
The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three Months Ended
	June 26,	June 27,
	2010	2009
Cash flows from operating activities:
Net income	$17,602	$221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,921	2,030
Stock compensation expense	1,356	1,356
Loss on retirement of assets	53	—
Other non-cash charges (benefits)	7	(102)
Net change in operating assets and liabilities:
Accounts receivable, net	(10,573)	(3,155)
Inventories	(7,019)	(314)
Other assets	(517)	741
Accounts payable and other accrued liabilities	6,946	2,453
Deferred revenues	2,073	(177)
Income taxes payable	54	(52)

Net cash provided by operating activities	11,903	3,001

Cash flows from investing activities:
Additions to property, equipment and software	(3,720)	(395)
Investments in technology	(307)	(148)
Acquisition of Thaler Corporation assets	—	(550)
Purchase of marketable securities	(7,786)	(19,442)
Proceeds from sale and maturity of marketable securities	18,192	12,838
Increase in restricted investments	(500)	—
Decrease in deposits and other assets	12	59

Net cash provided by (used in) investing activities	5,891	(7,638)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	12,255	75

Net cash provided by financing activities	12,255	75

Net increase (decrease) in cash and cash equivalents	30,049	(4,562)

Cash and cash equivalents at beginning of period	16,109	31,504

Cash and cash equivalents at end of period	$46,158	$26,942

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
The consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. (“we,” “us,” “our,” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). The accompanying unaudited consolidated condensed financial statements do not include complete footnotes and financial presentations. As a result, these financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended March 27, 2010, included in our 2010 Annual Report on Form 10-K filed with the Commission on June 1, 2010. In our opinion, the financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows, for those periods presented. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.
Recently Issued Accounting Pronouncements
In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (Accounting Standards Codification — “ASC” — Topic 855) — Subsequent Events. The ASU amends the subsequent events disclosure guidance. The amendments include a definition of an SEC filer, require an SEC filer to evaluate subsequent events through the date the financial statements are issued, and remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective upon issuance. The adoption of this guidance required additional disclosures but did not have a material impact on the Company’s consolidated results of operations and financial position.
In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures About Fair Value Measurements. The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures were effective for the Company’s fourth quarter of fiscal year 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are not effective until the Company’s fourth quarter of fiscal year 2011. The adoption of this guidance with respect to Levels 1 and 2 fair value measurements did not have a material impact on our consolidated financial position, results of operations or cash flows. The adoption of this guidance with respect to Level 3 fair value measurements is not anticipated to have a material impact on our consolidated financial position, results of operations or cash flows.

2. Fair Value of Financial Instruments
The Company adopted certain provisions of FASB ASC Topic 820 as of March 30, 2008, to evaluate the fair value of certain of its financial assets required to be measured on a recurring basis. Under FASB ASC Topic 820, based on the observability of the inputs used in the valuation techniques, the Company is required to provide certain information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
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
As of June 26, 2010, the Company’s cash and cash equivalents of $46.2 million and restricted investments, short-term investments, and long-term investments of $115.5 million were valued using quoted prices generated by market transactions involving identical assets, or Level 1 assets, as defined under FASB ASC Topic 820.
The following table summarizes the carrying amount and fair value of the Company’s financial instruments (in thousands):

	June 26, 2010		March 27, 2010
	Carrying		Carrying
Financial instruments	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$46,158	$46,158	$16,109	$16,109
Restricted investments	6,355	6,355	5,855	5,855
Marketable securities	96,148	96,148	85,384	85,384
Long-term marketable securities	13,008	13,008	34,278	34,278

	$161,669	$161,669	$141,626	$141,626

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
The Company’s investments that have original maturities greater than 90 days have been classified as available-for-sale securities in accordance with ASC Topic 320. Marketable securities are categorized on the consolidated condensed balance sheet as restricted investments and marketable securities, as appropriate.

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale securities, aggregated by investment category at June 26, 2010 (in thousands):

				Estimated Fair
		Gross	Gross	Value (Net
	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gains	Losses	Amount)

Corporate securities — U.S.	$55,343	$49	$(81)	$55,311
U.S. Government securities	38,371	34	(2)	38,403
Agency discount notes	13,888	16	—	13,904
Commercial paper	7,888	5	—	7,893

Total securities	$115,490	$104	$(83)	$115,511

The Company’s specifically identified gross unrealized losses of $83 thousand relates to twenty-six different securities with amortized costs of approximately $32.2 million at June 26, 2010. Because the Company does not intend to sell the investments at a loss and the Company will not be required to sell the investments before recovery of its amortized cost basis, it does not consider the investment in these securities to be other-than-temporarily impaired at June 26, 2010. Further, the securities with gross unrealized losses have been in a continuous unrealized loss position for less than 12 months as of June 26, 2010.
The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale securities, aggregated by investment category at March 27, 2010 (in thousands):

				Estimated Fair
		Gross	Gross	Value (Net
	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gains	Losses	Amount)

Corporate securities — U.S.	$57,283	$133	$(55)	$57,361
U.S. Government securities	44,423	44	(6)	44,461
Agency discount notes	15,946	7	(7)	15,946
Commercial paper	7,744	5	—	7,749

Total securities	$125,396	$189	$(68)	$125,517

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

3. Accounts Receivable, net
The following are the components of accounts receivable, net (in thousands):

	June 26,	March 27,
	2010	2010

Gross accounts receivable	$34,918	$24,451
Allowance for doubtful accounts	(382)	(488)

	$34,536	$23,963

The increase in accounts receivable balances at June 26, 2010, as compared to March 27, 2010, is consistent with revenue growth experienced during the first quarter of fiscal year 2011 versus the end of fiscal year 2010.
4. Inventories
Inventories are comprised of the following (in thousands):

	June 26,	March 27,
	2010	2010

Work in process	$19,557	$18,016
Finished goods	22,858	17,380

	$42,415	$35,396

The increase in inventory balances at June 26, 2010, as compared to March 27, 2010, is related primarily to increased demand forecasts for our products, and reflects planned inventory builds.
5. Income Taxes
We recorded income tax expense of $155 thousand for the first quarter of fiscal year 2011, yielding an effective tax rate of 0.9 percent. Our income tax expense for the first quarter of fiscal year 2011 was based on an estimated effective tax rate, which was derived from an estimate of consolidated earnings before taxes for fiscal year 2011. The estimated effective tax rate was impacted primarily by the worldwide mix of consolidated earnings before taxes and an assessment regarding the realizability of our deferred tax assets. Our income tax expense for the first quarter of fiscal year 2011 was less than the Federal statutory rate primarily as a result of the utilization of a portion of our U.S. deferred tax asset and related valuation allowance.
We recorded a net income tax benefit of $23 thousand for the first quarter of fiscal year 2010, yielding an effective tax benefit rate of 11.6 percent. Our income tax benefit for the first quarter of fiscal year 2010 is based on an estimated effective tax rate, which was derived from an estimate of consolidated earnings before taxes for fiscal year 2010. The estimated effective tax rate was impacted primarily by the worldwide mix of consolidated earnings before taxes and an assessment regarding the realizability of our deferred tax assets. Our income tax benefit for the first quarter of fiscal year 2010 was less than the Federal statutory rate primarily as a result of the utilization of a portion of our U.S. deferred tax asset and related valuation allowance.

We had $0.1 million of unrecognized tax benefits as of June 26, 2010. There were no changes to the unrecognized tax benefits during the three months ended June 26, 2010. All of the unrecognized tax benefits are associated with tax carryforwards that, if recognized, would have no effect on the effective tax rate because the recognition of the associated deferred tax asset would be offset by an increase to the valuation allowance. We do not expect that our unrecognized tax benefits will change significantly in the next 12 months. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of June 26, 2010, the balance of accrued interest and penalties was zero. No interest or penalties were incurred during the first quarter of fiscal year 2011.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The fiscal years 2006 through 2010 remain open to examination by the major taxing jurisdictions to which we are subject.
6. Acquisitions
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
7. Provision (Benefit) for Litigation Expenses and Settlements
During the first quarter of fiscal year 2011, the Company incurred $135 thousand in settlement costs related to a dispute with a former distributor of the Company’s products. The transaction is reflected as a separate line item on the consolidated condensed statement of operations in operating expenses under the caption “Provision (benefit) for litigation expenses and settlements.”
On June 17, 2009, during the first quarter of fiscal year 2010, the Company received net proceeds of $2.7 million from its insurance carrier as part of the final settlement of the derivative lawsuits. On January 5, 2007, a purported stockholder had filed a derivative lawsuit against current and former officers and directors of Cirrus Logic and against the Company, as a nominal defendant, alleging various breaches of fiduciary duties, conspiracy, improper financial reporting, insider trading, violations of the Texas Securities Act, unjust enrichment, accounting, gross mismanagement, abuse of control, rescission, and waste of corporate assets related to certain prior grants of stock options by the Company. On March 13, 2009, a Revised Stipulation of Settlement, representing settlement terms as agreed to by the parties, was filed with the federal court. On May 28, 2009 the Court entered judgment thereon, which included the payment by the Company’s Directors’ and Officers’ insurer of $2.85 million to the Company. The net proceeds of $2.7 million were recorded as a recovery of costs previously incurred in accordance with FASB ASC Topic 450, “Contingencies.” The transaction is reflected as a separate line item on the consolidated condensed statement of operations in operating expenses under the caption “Provision (benefit) for litigation expenses and settlements.”
8. Restructuring and Other Costs
The Company’s remaining restructuring initiative relates to our facilities abandonment activities commenced in fiscal year 2004. For the first three months of fiscal year 2011, we recorded a net reduction to the fiscal year 2004 restructuring accrual in the amount of $0.3 million, net of recurring cash payments and accretion activities. As of June 26, 2010, we had a remaining accrual from all of our past restructurings of $1.0 million, primarily related to net lease expenses that will be paid over the lease terms through fiscal year 2013, along with other anticipated lease termination costs. We have classified $0.5 million of this restructuring accrual as long-term.

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
The weighted average outstanding options excluded from our diluted calculation for the quarters ended June 26, 2010, and June 27, 2009, were 620,000, and 8,536,000, respectively, as the exercise price of the options exceeded the average market price during the respective periods.
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
On April 7, 2008, Silvaco filed a notice of appeal on these matters. The appeal was heard by the Court of Appeal of the State of California, Sixth Appellate District on April 13, 2010. On April 29, 2010, the appellate court affirmed the judgment of the district court, finding that the district court did not err by granting summary judgment in favor of Cirrus Logic. On June 8, 2010, Silvaco filed a petition for review with the California Supreme Court. The California Supreme Court has until August 6, 2010 to decide to either grant the petition or to allow itself an additional 30 days to consider the matter. Failing either of those actions, the petition will be deemed denied and the matter will be resolved.
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

11. Stockholder’s Equity
Common Stock
The Company issued 2.0 million shares of common stock in connection with stock option exercises during the three month period ended June 26, 2010.
Comprehensive Income
The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended
	June 26,	June 27,
	2010	2009
Net income	$17,602	$221

Adjustments to arrive at comprehensive income:
Change in unrealized gains on marketable securities	(100)	90

Comprehensive income	$17,502	$311

Realized gains and losses on the sale of available-for-sale securities are included on the consolidated condensed statement of operations in operating expenses under the caption “Interest income, net.”
Share Repurchase Program
On January 29, 2009, we publicly announced that our Board authorized a share repurchase program of up to $20 million. Repurchases will be funded from existing cash and may be effected from time to time depending on general market and economic conditions and in accordance with applicable securities laws. As of June 26, 2010, no share repurchases have occurred under this share repurchase program.
12. Segment Information
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
Our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources, rather than detailed information at a product line level. Additionally, our product lines have similar characteristics and customers. They share operations support functions such as sales, public relations, supply chain management, various research and development and engineering support, in addition to the general and administrative functions of human resources, legal, finance and information technology. Therefore, there is no complete, discrete financial information maintained for these product lines. We report revenue in two product categories: audio products and energy products.

In accordance with FASB ASC Topic 280, below is a summary of our net sales by product line (in thousands):

	Three Months Ended
	June 26,	June 27,
	2010	2009

Audio Products	$53,988	$24,787
Energy Products	27,927	12,727

	$81,915	$37,514

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read along with the unaudited consolidated condensed financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 27, 2010, contained in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“Commission”) on June 1, 2010. We maintain a web site at www.cirrus.com, which makes available free of charge our recent annual report and all other filings we have made with the SEC. This Management’s Discussion and Analysis of Financial Condition and Results of Operations and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management. In some cases, forward-looking statements are identified by words such as “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” “intend” and variations of these types of words and similar expressions which are intended to identify these forward-looking statements. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.
Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in “Item 1A — Risk Factors Affecting our Business and Prospects” in our 2010 Annual Report on Form 10-K filed with the Commission on June 1, 2010, as well as “Item 1A — Risk Factors” in this Quarterly Report on Form 10-Q for the period ended June 26, 2010. Readers should carefully review these risk factors, as well as those identified in the documents filed by us with the Commission.
Overview
Cirrus Logic, Inc. (“Cirrus Logic,” “Cirrus,” “We,” “Us,” “Our,” or the “Company”) develops high-precision, analog and mixed-signal integrated circuits (“ICs”) for a broad range of audio and energy markets. Building on our diverse analog mixed-signal patent portfolio, Cirrus Logic delivers highly optimized products for consumer and commercial audio, automotive entertainment and targeted industrial and energy-related applications. We develop ICs, board-level modules and hybrids for high-power amplifier applications branded as the Apex Precision Power™ (“Apex”) line of products and provide complete system reference designs based on our technology that enable our customers to bring products to market in a timely and cost-effective manner.

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
There were no material changes in the first three months of fiscal year 2011 to the information provided under the heading “Critical Accounting Policies” included in our Annual Report on Form 10-K for the fiscal year ended March 27, 2010, which was filed with the Commission on June 1, 2010.
Results of Operations
The following table summarizes the results of our operations for the first quarter of fiscal years 2011 and 2010 as a percent of net sales. All percent amounts were calculated using the underlying data in thousands, unaudited:

	Percentage of Net Sales
	Three Months Ended
	June 26,	June 27,
	2010	2009

Audio products	66%	66%
Energy products	34%	34%

Net sales	100%	100%
Cost of sales	43%	48%
Gross margin	57%	52%

Research and development	18%	33%
Selling, general and administrative	17%	27%
Provision (benefit) for litigation expenses and settlements	1%	(7%)

Total operating expenses	36%	53%

Income (loss) from operations	21%	(1%)

Interest income, net	1%	1%
Other income (expense), net	—	—

Income before income taxes	22%	0%
Provision (benefit) for income taxes	1%	—

Net income	21%	0%

Net Sales
Net sales for the first quarter of fiscal year 2011 increased $44.4 million, or 118 percent, to $81.9 million from $37.5 million for the first quarter of fiscal year 2010. Net sales from our audio products increased $29.2 million, or 118 percent, as compared to the comparable period from the prior fiscal year. These increases were distributed across the entire audio product line, primarily associated with portable products, surround codec products, digital to audio convertor (“DAC”) products, and digital signal processing (“DSP”) products. Energy product sales increased $15.2 million, or 119%, during the first quarter of fiscal year 2011 versus the comparable quarter of the prior fiscal year. These increases were distributed across the entire energy product line, with the primary drivers of increased sales being attributable to power meter, seismic, and power amplifier products.
Export sales, principally to Asia, including sales to U.S. based customers with manufacturing plants overseas, were 80 percent and 77 percent of net sales during the first quarter of fiscal years 2011 and 2010, respectively. Our sales are denominated primarily in U.S. dollars. As a result, we have not entered into foreign currency forward exchange and option contracts.
Since the components we produce are largely proprietary and generally not available from second sources, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, from an external sales representative or distributor, or through a third party manufacturer contracted to produce their products. For the first quarter of fiscal years 2011 and 2010, our ten largest end customers represented approximately 54 percent and 45 percent of our sales, respectively. We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 34 percent and 27 percent of the Company’s total sales for the first three months of fiscal years 2011 and 2010, respectively. One such contract manufacturer, Futaihua Industrial, represented 21 percent of net sales for the three month period ending June 26, 2010. Further, we had one distributor, Avnet Inc., which represented 29 percent and 28 percent of our sales for the first three months of fiscal years 2011 and 2010, respectively. No other customer or distributor represented more than 10 percent of net sales for the first three months of fiscal years 2011 and 2010.
Gross Margin
Gross margin was 57.1 percent in the first quarter of fiscal year 2011, up from 52.2 percent in the first quarter of fiscal year 2010. The increase in gross margin was driven by changes in customer and product mix, and reflects growth in certain higher margin products within our energy product line coupled with margin improvements in certain products within our audio product line.
Research and Development Expense
Research and development expense for the first quarter of fiscal year 2011 was $15.1 million, an increase of $2.6 million, or 20.7 percent, from $12.5 million in the first quarter of fiscal year 2010. This increase was primarily due to an increase in research and development headcount and associated employee related expenses, as the Company took advantage of opportunities in the labor market to add to its engineering talent. This increase is also related to higher product development expenses.
Selling, General and Administrative Expense
Selling, general and administrative expense in the first quarter of fiscal year 2011 was $14.0 million, an increase of $3.9 million, or 39.1 percent, from $10.1 million in the first quarter of fiscal year 2010. The increase was primarily attributable to employee related expenses, sales commissions, and expenses related to the reorganization of our international sales force to better align resources with our customer base. These increases were partially offset by decreased occupancy expenses, primarily attributable to a net reduction of leased office space in the first quarter of fiscal year 2011 as compared to the corresponding period for fiscal year 2010.

Provision (Benefit) for Litigation Expenses and Settlements
During the first quarter of fiscal year 2011, the Company incurred $135 thousand in settlement costs related to a dispute with a former distributor of the Company’s products. The transaction is reflected as a separate line item on the consolidated condensed statement of operations in operating expenses under the caption “Provision (benefit) for litigation expenses and settlements.”
On June 17, 2009, during the first quarter of fiscal year 2010, the Company received proceeds of a net $2.7 million from its insurance carrier as part of the final settlement of the derivative lawsuits, as further described in Note 7 — “Provision (Benefit) for Litigation Expenses and Settlements.” The proceeds of $2.7 million were recorded as a recovery of costs previously incurred in accordance with FASB ASC Topic 450, “Contingencies.” The transaction is reflected as a separate line item on the consolidated condensed statement of operations in operating expenses under the caption “Provision (benefit) for litigation expenses and settlements.”
Interest Income
Interest income in the first three months of fiscal years 2011 and 2010 was $0.2 million and $0.5 million respectively. The decrease in interest income in the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010 was attributable to lower yields on invested capital. Average invested capital balances on which interest was earned were $151.6 million and $121.3 million for the first quarter of fiscal years 2011 and 2010, respectively.
Income Taxes
We recorded income tax expense of $155 thousand for the first quarter of fiscal year 2011, yielding an effective tax rate of 0.9 percent. Our income tax expense for the first quarter of fiscal year 2011 was based on an estimated effective tax rate which was derived from an estimate of consolidated earnings before taxes for fiscal year 2011. The estimated effective tax rate was impacted primarily by the worldwide mix of consolidated earnings before taxes and an assessment regarding the realizability of our deferred tax assets. Our income tax expense for the first quarter of fiscal year 2011 was less than the Federal statutory rate primarily as a result of the utilization of a portion of our U.S. deferred tax asset and related valuation allowance.
We recorded a net income tax benefit of $23 thousand for the first quarter of fiscal year 2010, yielding an effective tax benefit rate of 11.6 percent. Our income tax benefit for the first quarter of fiscal year 2010 was based on an estimated effective tax rate, which was derived from an estimate of consolidated earnings before taxes for fiscal year 2010. The estimated effective tax rate is impacted primarily by the worldwide mix of consolidated earnings before taxes and an assessment regarding the realizability of our deferred tax assets. Our income tax benefit for the first quarter of fiscal year 2010 was less than the Federal statutory rate primarily as a result of the utilization of a portion of our U.S. deferred tax asset and related valuation allowance.
Recently Issued Accounting Pronouncements
In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (Accounting Standards Codification — “ASC” — Topic 855) — Subsequent Events. The ASU amends the subsequent events disclosure guidance. The amendments include a definition of an SEC filer, require an SEC filer to evaluate subsequent events through the date the financial statements are issued, and remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective upon issuance. The adoption of this guidance required additional disclosures but did not have a material impact on the Company’s consolidated results of operations and financial position.
In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures About Fair Value Measurements. The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures were effective for the Company’s fourth quarter of fiscal year 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are not effective until the Company’s fourth quarter of fiscal year 2011. The adoption of this guidance with respect to Levels 1 and 2 fair value measurements did not have a material impact on our consolidated financial position, results of operations or cash flows. The adoption of this guidance with respect to Level 3 fair value measurements is not anticipated to have a material impact on our consolidated financial position, results of operations or cash flows.

Liquidity and Capital Resources
Net cash provided by operating activities was $11.9 million for the first quarter of fiscal year 2011 as compared to $3.0 million for the first quarter of fiscal year 2010. The primary increase in cash from operations was related to the cash components of our net income, coupled with a $6.9 million increase in accounts payable and other accrued liabilities. These increases in cash from operations were partially offset by increases in accounts receivable of $10.6 million and inventory of $7.0 million.
Net cash provided by investing activities was $5.9 million during the first three months of fiscal year 2011 as compared to net cash used in investing activities of $7.6 million during the first three months of fiscal year 2010, primarily as a result of $10.4 million received in net proceeds from the sale of available-for-sale securities. Partially offsetting this source of cash were purchases of property, equipment, software, and technology assets amounting to $4.0 million.
Net cash provided by financing activities was $12.3 million during the first three months of fiscal year 2011 as compared to $0.1 million during the first three months of fiscal year 2010, and was primarily attributable to the issuance of 2.0 million shares of common stock in connection with option exercises.
As of June 26, 2010, we had restricted cash of $6.4 million, which primarily secures certain obligations under our lease agreement for the headquarters and engineering facility in Austin, Texas. The cash restriction for this lease agreement expires in September 2011. The current restricted cash balance was increased in the first three months of fiscal year 2011 for a required $0.5 million payment under our Purchase and Sale Agreement with Fortis Communities-Austin, L.P. relating to the purchase by the Company of certain real property for a planned new headquarters facility. Pursuant to the Purchase Agreement, the Company agreed to purchase the land for $9.62 million, and we expect to complete this transaction during the second quarter of fiscal year 2011.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks associated with interest rates on our debt securities, currency movements on non-U.S. dollar denominated assets and liabilities, and the affect of market factors on the value of our non-marketable equity securities. We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. There have been no significant changes in our interest rate or foreign exchange risk since we filed our 2010 Annual Report on Form 10-K on June 1, 2010.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 26, 2010, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our controls and procedures are effective in timely alerting them to material information required to be included in this report.
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
On April 7, 2008, Silvaco filed a notice of appeal on these matters. The appeal was heard by the Court of Appeal of the State of California, Sixth Appellate District on April 13, 2010. On April 29, 2010, the appellate court affirmed the judgment of the district court, finding that the district court did not err by granting summary judgment in favor of Cirrus Logic. On June 8, 2010, Silvaco filed a petition for review with the California Supreme Court. The California Supreme Court has until August 6, 2010 to decide to either grant the petition or to allow itself an additional 30 days to consider the matter. Failing either of those actions, the petition will be deemed denied and the matter will be resolved.
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

ITEM 1A. RISK FACTORS
In evaluating all forward-looking statements, readers should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements. Various risk factors associated with our business are included in our Annual Report on Form 10-K for the fiscal year ended March 27, 2010, as filed with the U.S. Securities and Exchange Commission (“Commission”) on June 1, 2010 and available at www.sec.gov. There have been no material changes to those risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 27, 2010, which was filed with the Commission on June 1, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 29, 2009, we announced that our Board authorized a share repurchase program of up to $20 million. The repurchases would be funded from existing cash and may be effected from time to time depending on general market and economic conditions and in accordance with applicable securities laws. No share repurchases under this program have occurred as of June 26, 2010.
ITEM 6. EXHIBITS
The following exhibits are filed as part of or incorporated by reference into this Report:

3.1		Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (1)
3.2		Amended and Restated Bylaws of Registrant. (2)
10.1	*	Second Amendment to Purchase and Sale Agreement by and between Fortis Communities-Austin L.P. and Registrant dated June 7, 2010.
31.1	*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*#	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*#	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Form 10-Q.

#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

(1)	Incorporated by reference to exhibit 3.1 from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 22, 2001.

(2)	Incorporated by reference to exhibit 3.1 from Registrant’s Report of Form 8-K filed with the Commission on September 21, 2005.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRRUS LOGIC, INC.
Date: July 20, 2010	By:	/s/ Thurman K. Case
Thurman K. Case
Chief Financial Officer and Principal Accounting Officer