Form 10-Q
period 2010-09-25
CIRRUS LOGIC INC
filed 2010-10-21
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of October 14, 2010 was 69,127,026.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED SEPTEMBER 25, 2010

Part I.

ITEM 1.	FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	September 25,	March 27,
	2010	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,837	$16,109
Restricted investments	5,755	5,855
Marketable securities	153,797	85,384
Accounts receivable, net	48,451	23,963
Inventories	41,963	35,396
Deferred tax assets	14,784	12,549
Other current assets	6,310	5,599

Total current assets	290,897	184,855

Long-term marketable securities	3,000	34,278
Property and equipment, net	32,471	18,674
Goodwill and intangibles, net	27,069	27,923
Other assets	1,859	1,880

Total assets	$355,296	$267,610

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,070	$20,340
Accrued salaries and benefits	12,754	9,962
Other accrued liabilities	6,330	5,100
Deferred income on shipments to distributors	7,749	6,488

Total current liabilities	55,903	41,890

Long-term restructuring accrual	395	596
Other long-term obligations	6,143	6,523

Stockholders’ equity:
Capital stock	978,554	952,803
Accumulated deficit	(685,077)	(733,553)
Accumulated other comprehensive loss	(622)	(649)

Total stockholders’ equity	292,855	218,601

Total liabilities and stockholders’ equity	$355,296	$267,610

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009

Net sales	$100,598	$55,674	$182,513	$93,188
Cost of sales	43,818	26,700	78,998	44,627

Gross margin	56,780	28,974	103,515	48,561

Operating expenses:
Research and development	15,450	12,355	30,542	24,863
Selling, general and administrative	15,372	11,746	29,383	21,817
Restructuring and other costs	401	(165)	401	(165)
Impairment of non-marketable securities	500	—	500	—
Provision (benefit) for litigation expenses and settlements	—	—	135	(2,745)
Patent agreement, net	(4,000)	(1,400)	(4,000)	(1,400)

Total operating expenses	27,723	22,536	56,961	42,370

Income from operations	29,057	6,438	46,554	6,191

Interest income, net	233	376	461	839
Other income (expense), net	(14)	(21)	18	(39)

Income before income taxes	29,276	6,793	47,033	6,991
Provision (benefit) for income taxes	(1,598)	29	(1,443)	6

Net income	$30,874	$6,764	$48,476	$6,985

Basic income per share:	$0.45	$0.10	$0.72	$0.11

Diluted income per share:	$0.42	$0.10	$0.67	$0.11

Basic weighted average common shares outstanding:	68,513	65,281	67,576	65,268

Diluted weighted average common shares outstanding:	72,878	65,473	71,971	65,392
The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six Months Ended
	September 25,	September 26,
	2010	2009
Cash flows from operating activities:
Net income	$48,476	$6,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,893	4,115
Stock compensation expense	4,381	2,740
Deferred income taxes	(2,229)	—
Gain on retirement or writeoff of long-lived assets	(28)	—
Impairment of non-marketable securities	500	—
Other non-cash charges (benefits)	—	(113)
Net change in operating assets and liabilities:
Accounts receivable, net	(24,488)	(15,346)
Inventories	(6,567)	(2,619)
Other assets	(1,224)	741
Accounts payable and other accrued liabilities	11,806	10,441
Deferred income on shipments to distributors	1,261	302
Income taxes payable	342	(120)

Net cash provided by operating activities	36,123	7,126

Cash flows from investing activities:
Additions to property, equipment and software	(16,058)	(1,649)
Investments in technology	(737)	(1,425)
Acquisition of Thaler Corporation assets	—	(550)
Purchase of marketable securities	(103,020)	(65,803)
Proceeds from sale and maturity of marketable securities	65,912	51,199
Decrease in restricted investments	100	—
Decrease in deposits and other assets	38	114

Net cash used in investing activities	(53,765)	(18,114)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	21,370	176

Net cash provided by financing activities	21,370	176

Net increase (decrease) in cash and cash equivalents	3,728	(10,812)

Cash and cash equivalents at beginning of period	16,109	31,504

Cash and cash equivalents at end of period	$19,837	$20,692

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
2. Fair Value of Financial Instruments
The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Under FASB ASC Topic 820, based upon an observation of the inputs used in the valuation techniques, the Company is required to provide certain information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
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
As of September 25, 2010, the Company’s cash and cash equivalents of $19.8 million and restricted investments, short-term investments, and long-term investments of $162.6 million were valued using quoted prices generated by market transactions involving identical assets, or Level 1 assets, as defined under FASB ASC Topic 820.

The following table summarizes the carrying amount and fair value of the Company’s financial instruments (in thousands):

	September 25, 2010		March 27, 2010
	Carrying		Carrying
Financial instruments	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$19,837	$19,837	$16,109	$16,109
Restricted investments	5,755	5,755	5,855	5,855
Marketable securities	153,797	153,797	85,384	85,384
Long-term marketable securities	3,000	3,000	34,278	34,278

	$182,389	$182,389	$141,626	$141,626

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
The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale securities, aggregated by investment category at September 25, 2010 (in thousands):

				Estimated Fair
		Gross	Gross	Value (Net
	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gains	Losses	Amount)

Corporate securities — U.S.	$52,086	$113	$(6)	$52,193
U.S. Government securities	44,056	12	(3)	44,065
Agency discount notes	16,824	18	(2)	16,840
Commercial paper	49,438	28	(12)	49,454

Total securities	$162,404	$171	$(23)	$162,552

The Company’s specifically identified gross unrealized losses of $23 thousand relates to twenty-three different securities with amortized costs of approximately $59.5 million at September 25, 2010. Because the Company does not intend to sell the investments at a loss and the Company will not be required to sell the investments before recovery of its amortized cost basis, it does not consider the investment in these securities to be other-than-temporarily impaired at September 25, 2010. Further, the securities with gross unrealized losses have been in a continuous unrealized loss position for less than 12 months as of September 25, 2010.

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

The Company’s specifically identified gross unrealized losses of $68 thousand relates to thirty different securities with a total amortized cost of approximately $46.2 million at March 27, 2010. Because the Company did not intend to sell the investments at a loss and the Company will not be required to sell the investments before recovery of its amortized cost basis, it did not consider the investment in these securities to be other-than-temporarily impaired at March 27, 2010. Further, the securities with gross unrealized losses had been in a continuous unrealized loss position for less than 12 months as of March 27, 2010.
3. Accounts Receivable, net
The following are the components of accounts receivable, net (in thousands):

	September 25,	March 27,
	2010	2010

Gross accounts receivable	$48,825	$24,451
Allowance for doubtful accounts	(374)	(488)

	$48,451	$23,963

The increase in accounts receivable balances at September 25, 2010, as compared to March 27, 2010, is consistent with revenue growth experienced during the second quarter of fiscal year 2011 as compared to the end of fiscal year 2010.
4. Inventories
Inventories are comprised of the following (in thousands):

	September 25,	March 27,
	2010	2010

Work in process	$18,034	$18,016
Finished goods	23,929	17,380

	$41,963	$35,396

The increase in inventory balances at September 25, 2010, as compared to March 27, 2010, is related primarily to increased demand forecasts for our products, and reflects planned inventory builds.

5. Income Taxes
We recorded an income tax benefit of $1.6 million and $1.4 million for the second quarter and first six months of fiscal year 2011, respectively, yielding an effective tax benefit rate of 5.5 percent and 3.1 percent, respectively. Our income tax benefit for the second quarter and first six months of fiscal year 2011 is based on an estimated effective tax rate, which was derived from an estimate of consolidated earnings before taxes for fiscal year 2011. The estimated effective tax rate was impacted primarily by the worldwide mix of consolidated earnings before taxes and an assessment regarding the ability to realize our deferred tax assets. This assessment resulted in a $2.2 million increase in deferred tax assets for the three months ended September 25, 2010. Our income tax expense for the second quarter and first six months of fiscal year 2011 was less than the Federal statutory rate primarily as a result of the utilization of a portion of our U.S. deferred tax asset and related valuation allowance.
We recorded income tax provisions of $29 thousand and $6 thousand for the second quarter and first six months of fiscal year 2010, respectively, yielding effective tax rates of 0.4 percent and 0.1 percent, respectively. Our tax provisions for the second quarter and first six months of fiscal year 2010 were based on an estimated effective tax rate derived from an estimate of consolidated earnings before taxes for fiscal year 2010. The estimated effective tax rate was impacted primarily by the worldwide mix of consolidated earnings before taxes and an assessment regarding the ability to realize our deferred tax assets. Our tax provisions for the second quarter and first six months of fiscal year 2010 were less than the Federal statutory rate primarily as a result of the utilization of a portion of our U.S. deferred tax asset and related valuation allowance.
We had $0.1 million of unrecognized tax benefits as of September 25, 2010. There were no changes to the unrecognized tax benefits during the six months ended September 25, 2010. All of the unrecognized tax benefits are associated with tax carryforwards that, if recognized, would have no effect on the effective tax rate because the recognition of the associated deferred tax asset would be offset by an increase to the valuation allowance. We do not expect that our unrecognized tax benefits will change significantly in the next 12 months. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of September 25, 2010, the balance of accrued interest and penalties was zero. No interest or penalties were incurred during the first six months of fiscal year 2011.
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

On June 17, 2009, during the first quarter of fiscal year 2010, the Company received net proceeds of $2.7 million from its insurance carrier as part of the final settlement of derivative lawsuits filed against current and former officers and directors of Cirrus Logic and against the Company, as a nominal defendant, alleging various breaches of fiduciary duties, conspiracy, improper financial reporting, insider trading, violations of the Texas Securities Act, unjust enrichment, accounting, gross mismanagement, abuse of control, rescission, and waste of corporate assets related to certain prior grants of stock options by the Company. On March 13, 2009, a Revised Stipulation of Settlement, representing settlement terms as agreed to by the parties, was filed with the federal court. On May 28, 2009, the Court entered judgment thereon, which included the payment by the Company’s Directors’ and Officers’ insurer of $2.85 million to the Company. The net proceeds of $2.7 million were recorded as a recovery of costs previously incurred in accordance with FASB ASC Topic 450, “Contingencies.” The transaction is reflected as a separate line item on the consolidated condensed statement of operations in operating expenses under the caption “Provision (benefit) for litigation expenses and settlements.”
8. Restructuring and Other Costs
The Company’s remaining restructuring initiative relates to our facilities abandonment activities which commenced in fiscal year 2004. For the first six months of fiscal year 2011, we incurred a net reduction in the fiscal year 2004 restructuring accrual in the amount of $0.1 million. The net reduction reflects cash payments of $0.6 million, partially offset by a $0.4 million charge for changed assumptions on future sublease income and $0.1 million for recurring accretion activity. The entry to record the changed sublease assumptions is reflected as a separate line item on the consolidated condensed statement of operations in operating expenses under the heading “Restructuring and other costs.”
As of September 25, 2010, we had a remaining accrual from all of our past restructurings of $1.2 million, primarily related to net lease expenses that will be paid over the lease terms through fiscal year 2013, along with other anticipated lease termination costs. We have classified $0.4 million of this restructuring accrual as long-term.
9. Earnings Per Share
Basic net income per share is based on the weighted effect of common shares issued and outstanding and is calculated by dividing net income by the basic weighted average shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the basic weighted average number of common shares used in the basic net income per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common equivalent shares outstanding.
The weighted average outstanding options excluded from our diluted calculation for the quarters ended September 25, 2010, and September 26, 2009, were 397,000, and 8,059,000, respectively, as the exercise price of the options exceeded the average market price during the respective periods. The weighted average outstanding options excluded from our diluted calculation for the six months ended September 25, 2010, and September 26, 2009, were 517,000, and 8,418,000, respectively, as the exercise price of the options exceeded the average market price during the respective periods.
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
On April 7, 2008, Silvaco filed a notice of appeal on these matters. The appeal was heard by the Court of Appeal of the State of California, Sixth Appellate District on April 13, 2010. On April 29, 2010, the appellate court affirmed the judgment of the district court, finding that the district court did not err by granting summary judgment in favor of Cirrus Logic. On June 8, 2010, Silvaco filed a petition for review with the California Supreme Court. On August 18, 2010, the California Supreme court denied Silvaco’s petition, resolving the matter in our favor.
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
11. Stockholder’s Equity
Common Stock
The Company issued 1.4 million and 3.3 million shares of common stock, respectively, for the three and six month periods ending September 25, 2010 in connection with stock option exercises during the current fiscal year. The Company issued 17 thousand and 39 thousand shares of common stock, respectively, for the three and six month periods ending September 26, 2009 in connection with stock option exercises during the prior fiscal year.

Comprehensive Income
The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
Net income	$30,874	$6,764	$48,476	$6,985
Adjustments to arrive at comprehensive income:
Change in unrealized gain (loss) on marketable securities	127	(85)	27	5

Comprehensive income	$31,001	$6,679	$48,503	$6,990

Share Repurchase Program
On January 29, 2009, we publicly announced that our Board authorized a share repurchase program of up to $20 million. Repurchases will be funded from existing cash and may be effected from time to time depending on general market and economic conditions and in accordance with applicable securities laws. As of September 25, 2010, no share repurchases have occurred under this share repurchase program. The share repurchase program does not have an expiration date.
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
In accordance with FASB ASC Topic 280, below is a summary of our net sales by product line (in thousands):

	Three Months Ended		Six Months Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009

Audio Products	$71,171	$41,271	$125,159	$66,058
Energy Products	29,427	14,403	57,354	27,130

	$100,598	$55,674	$182,513	$93,188

13. Patent Agreement, Net
On July 13, 2010, we entered into a Patent Purchase Agreement for the sale of certain Company owned patents. As a result of this agreement, on August 31, 2010, the Company received cash consideration of $4.0 million from the purchaser. The proceeds were recorded as a recovery of costs previously incurred and are reflected as a separate line item on the consolidated condensed statement of operations in operating expenses under the caption “Patent agreement, net.”
On June 11, 2009, we entered into a Patent Purchase Agreement for the sale of certain Company owned patents. As a result of this agreement, on August 26, 2009, the Company received cash consideration of $1.4 million from the purchaser. The proceeds were recorded as a recovery of costs previously incurred and are reflected as a separate line item on the consolidated condensed statement of operations in operating expenses under the caption “Patent agreement, net.”
14. Non-Marketable Securities
In the second quarter of the current fiscal year, the Company recognized a loss on the impairment of an equity investment in the amount of $0.5 million. Our original investment was in the form of a note receivable, which was then converted into an equity security during the current fiscal quarter. After the conversion, we determined that an impairment indicator existed related to our cost method investment. We performed a fair value analysis of our cost method investment in accordance with FASB ASC Topic 320 — “Investments — Debt and Equity Securities.” Based on the results of this analysis as of September 25, 2010, we recognized an impairment of $0.5 million to reduce the carrying value of the cost method investment to zero. The impairment was recorded as a separate line item on the consolidated condensed statement of operations in operating expenses under the caption “Impairment of non-marketable securities.”

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
Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in “Item 1A — Risk Factors Affecting our Business and Prospects” in our 2010 Annual Report on Form 10-K filed with the Commission on June 1, 2010, as well as “Item 1A — Risk Factors” in this Quarterly Report on Form 10-Q for the period ended September 25, 2010. Readers should carefully review these risk factors, as well as those identified in the documents filed by us with the Commission.

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
There were no material changes in the first six months of fiscal year 2011 to the information provided under the heading “Critical Accounting Policies” included in our Annual Report on Form 10-K for the fiscal year ended March 27, 2010, which was filed with the Commission on June 1, 2010.

Results of Operations
The following table summarizes the results of our operations for the second quarter and first six months of fiscal years 2011 and 2010 as a percent of net sales. All percent amounts were calculated using the underlying data in thousands, unaudited:

	Percentage of Net Sales
	Three Months Ended		Six Months Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
Audio products	71%	74%	69%	71%
Energy products	29%	26%	31%	29%

Net sales	100%	100%	100%	100%
Cost of sales	44%	48%	43%	48%
Gross margin	56%	52%	57%	52%

Research and development	15%	22%	17%	27%
Selling, general and administrative	15%	21%	16%	23%
Restructuring and other costs	0%	0%	0%	0%
Impairment of non-marketable securities	1%	—	0%	—
Provision (benefit) for litigation expenses and settlements	—	—	0%	(3%)
Patent agreement, net	(4%)	(3%)	(2%)	(2%)

Total operating expenses	27%	40%	31%	45%

Income from operations	29%	12%	26%	7%

Interest income, net	0%	0%	0%	1%
Other income (expense), net	0%	0%	0%	0%

Income before income taxes	29%	12%	26%	8%
Provision (benefit) for income taxes	(2%)	0%	(1%)	1%

Net income	31%	12%	27%	7%

Net Sales
Net sales for the second quarter of fiscal year 2011 increased $44.9 million, or 81 percent, to $100.6 million from $55.7 million for the second quarter of fiscal year 2010. Net sales from our audio products increased $29.9 million, or 72 percent, as compared to the comparable period from the prior fiscal year. These increases were distributed across the audio product line, primarily attributable to portable products, surround codec products, and digital signal processing (“DSP”) products. Energy product sales increased $15.0 million, or 104%, during the second quarter of fiscal year 2011 versus the comparable quarter of the prior fiscal year. These increases were distributed across the energy product line, with the primary drivers of increased sales being attributable to seismic, power meter, delta sigma analog to digital converter with integrated amplifier (“DC/AMP”) products, and communications products.
Net sales for the first six months of fiscal year 2011 increased $89.3 million, or 96 percent, to $182.5 million from $93.2 million for the first six months of fiscal year 2010. Net sales from our audio products increased $59.1 million, or 89 percent, as compared to the comparable period from the prior fiscal year. These increases were distributed across the audio product line, primarily associated with portable products, surround codec products, DSP products, digital to audio convertor (“DAC”) products, and analog to digital convertor (“ADC”) products. Energy product sales increased $30.2 million, or 111%, during the first six months of fiscal year 2011 versus the comparable period of the prior fiscal year. These increases were distributed across the energy product line, with the primary drivers of increased sales being attributable to seismic, power meter, power amplifier, and DC/AMP products.

Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 84 percent and 80 percent of net sales during the second quarter of fiscal years 2011 and 2010, respectively. For the first six months of fiscal years 2011 and 2010, export sales, principally to Asia, were 82 percent and 79 percent of net sales, respectively. Our sales are denominated primarily in U.S. dollars. As a result, we have not entered into foreign currency forward exchange and option contracts.
Since the components we produce are largely proprietary and generally not available from second sources, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, from an external sales representative or distributor, or through a third party manufacturer contracted to produce their designs. For the second quarter of fiscal years 2011 and 2010, our ten largest end customers represented approximately 63 percent and 58 percent of our sales, respectively. For the first six months of fiscal years 2011 and 2010, our ten largest end customers represented approximately 57 percent and 52 percent of our sales, respectively. We had one end customer, Apple Inc. that purchased through multiple contract manufacturers and represented approximately 44 percent and 38 percent of the Company’s total sales for the second quarter of fiscal years 2011 and 2010, respectively. This same customer represented approximately 40 percent and 33 percent of the Company’s total sales for the first six months of fiscal years 2011 and 2010, respectively.
We had one distributor, Avnet Inc., which represented 24 percent and 26 percent of our sales for the three and six month periods ending September 25, 2010. This same distributor represented approximately 23 percent and 25 percent of the Company’s total sales for the three and six month periods ending September 26, 2009, respectively. No other end customer or distributor represented more than 10 percent of net sales for the three and six month periods ending September 25, 2010 or September 26, 2009.
Gross Margin
Gross margin was 56.4 percent in the second quarter of fiscal year 2011, up from 52.0 percent in the second quarter of fiscal year 2010. The increase in gross margin was driven by changes in customer and product mix, and reflects growth in certain higher margin products within our energy product line coupled with margin improvements in certain products within our audio product line.
Gross margin was 56.7 percent in the first six months of fiscal year 2011, up from 52.1 percent in the first six months of fiscal year 2010. The increase in gross margin was driven by changes in customer and product mix, and reflects growth in certain higher margin products within our energy product line coupled with margin improvements in certain products within our audio product line.
Research and Development Expense
Research and development expense for the second quarter of fiscal year 2011 was $15.4 million, an increase of $3.0 million, or 25.1 percent, from $12.4 million in the second quarter of fiscal year 2010. This increase was primarily due to an increase in research and development headcount and associated employee related expenses including variable compensation attributable to improved operating profit, product development expenses, and employment expenses.
Research and development expense for the first six months of fiscal year 2011 was $30.5 million, an increase of $5.6 million, or 22.8 percent, from $24.9 million in the first six months of fiscal year 2010. This increase was primarily due to an increase in research and development headcount and associated employee related expenses including variable compensation attributable to improved operating profit, employment expenses, product development expenses, and professional expenses.

Selling, General and Administrative Expense
Selling, general and administrative (“SG&A”) expense in the second quarter of fiscal year 2011 was $15.4 million, an increase of $3.7 million, or 30.9 percent, from $11.7 million in the second quarter of fiscal year 2010. The increase was partially attributable to an increase in SG&A headcount and increased overall compensation related expenses including variable compensation attributable to improved operating profit, sales commissions, higher than normal stock option expenses, marketing expenses, and professional expenses.
Selling, general and administrative expense in the first six months of fiscal year 2011 was $29.4 million, an increase of $7.6 million, or 34.7 percent, from $21.8 million in the first six months of fiscal year 2010. The increase was partially attributable to an increase in overall compensation related expenses including variable compensation attributable to improved operating profit, sales commissions, marketing expenses, higher than normal stock option expenses, and professional expenses. These increases were partially offset by decreased occupancy expenses, primarily due to a net reduction of leased office space in fiscal year 2011 as compared to the corresponding period for fiscal year 2010.
Restructuring and Other Costs
The Company’s remaining restructuring initiative relates to our facilities abandonment activities which commenced in fiscal year 2004. For the first six months of fiscal year 2011, we incurred a net reduction in the fiscal year 2004 restructuring accrual in the amount of $0.1 million. The net reduction reflects cash payments of $0.6 million, partially offset by a $0.4 million charge for changed assumptions on future sublease income and $0.1 million for recurring accretion activity. The entry to record the changed sublease assumptions is reflected as a separate line item on the consolidated condensed statement of operations in operating expenses under the heading “Restructuring and other costs.”
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
Patent Agreement, Net
On July 13, 2010, we entered into a Patent Purchase Agreement for the sale of certain Company owned patents. As a result of this agreement, on August 31, 2010, the Company received cash consideration of $4.0 million from the purchaser. The proceeds were recorded as a recovery of costs previously incurred and are reflected as a separate line item on the consolidated condensed statement of operations in operating expenses under the caption “Patent agreement, net.”
On June 11, 2009, we entered into a Patent Purchase Agreement for the sale of certain Company owned patents. As a result of this agreement, on August 26, 2009, the Company received cash consideration of $1.4 million from the purchaser. The proceeds were recorded as a recovery of costs previously incurred and are reflected as a separate line item on the consolidated condensed statement of operations in operating expenses under the caption “Patent agreement, net.”

Interest Income
Interest income in the second quarter of fiscal years 2011 and 2010 was $0.2 million and $0.4 million respectively. Invested capital balances on which interest was earned for the quarterly periods ending September 25, 2010, and September 26, 2009, were $182.4 million and $124.0 million, respectively. The decrease in interest income in the second quarter of fiscal year 2011 compared to the corresponding period of fiscal year 2010 was attributable to lower yields on invested capital.
Interest income in the first six months of fiscal years 2011 and 2010 was $0.5 million and $0.8 million respectively. Average invested capital balances on which interest was earned were $162.0 million and $122.1 million for the first six months of fiscal years 2011 and 2010, respectively. The decrease in interest income in the first six months of fiscal year 2011 compared to the corresponding period of fiscal year 2010 was attributable to lower yields on invested capital.
Income Taxes
We recorded an income tax benefit of $1.6 million and $1.4 million for the second quarter and first six months of fiscal year 2011, respectively, yielding an effective tax benefit rate of 5.5 percent and 3.1 percent, respectively. Our income tax benefit for the second quarter and first six months of fiscal year 2011 is based on an estimated effective tax rate, which was derived from an estimate of consolidated earnings before taxes for fiscal year 2011. The estimated effective tax rate was impacted primarily by the worldwide mix of consolidated earnings before taxes and an assessment regarding the ability to realize our deferred tax assets. This assessment resulted in a $2.2 million increase in deferred tax assets for the three months ended September 25, 2010. Our income tax expense for the second quarter and first six months of fiscal year 2011 was less than the Federal statutory rate primarily as a result of the utilization of a portion of our U.S. deferred tax asset and related valuation allowance.
We recorded income tax provisions of $29 thousand and $6 thousand for the second quarter and first six months of fiscal year 2010, respectively, yielding effective tax rates of 0.4 percent and 0.1 percent, respectively. Our tax provisions for the second quarter and first six months of fiscal year 2010 were based on an estimated effective tax rate derived from an estimate of consolidated earnings before taxes for fiscal year 2010. The estimated effective tax rate was impacted primarily by the worldwide mix of consolidated earnings before taxes and an assessment regarding the ability to realize our deferred tax assets. Our tax provisions for the second quarter and first six months of fiscal year 2010 were less than the Federal statutory rate primarily as a result of the utilization of a portion of our U.S. deferred tax asset and related valuation allowance.
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

Liquidity and Capital Resources
Net cash provided by operating activities was $36.1 million for the first six months of fiscal year 2011 as compared to $7.1 million for the corresponding period of fiscal year 2010. The primary increase in cash from operations was related to the cash components of our net income, including $4.0 million from the sale of company-owned patents. Net cash provided by operating activities also benefited from an $11.8 million increase in accounts payable and other accrued liabilities. These increases in cash from operations were partially offset by increases in accounts receivable of $24.5 million and inventory of $6.6 million. During the first six months of fiscal year 2010, we generated approximately $7.1 million in cash from operating activities. The primary increase in cash from operations was related to the cash components of our net income, coupled with a $10.9 million increase in accounts payable. These increases in cash from operations were partially offset by an increase in accounts receivable of $15.3 million.
Net cash used in investing activities was $53.8 million during the first six months of fiscal year 2011 as compared to net cash used in investing activities of $18.1 million during the first six months of fiscal year 2010, primarily as a result of a net $37.1 million utilized for the purchase of marketable securities. In addition, we utilized $16.8 million for capital expenditures, including $10.8 million for the purchase of land for our planned new headquarters facility. Net cash used in investing activities was $18.1 million during the first six months of fiscal year 2010, primarily as a result of the net purchase of $14.6 million in available-for-sale securities. Additionally, purchases of property, equipment, software, and technology assets were $3.1 million. Finally, we utilized $0.6 million to complete the purchase of the Thaler assets, as discussed previously in Note 6 — Acquisitions of the Notes to Consolidated Condensed Financial Statements contained in Item 1.
Net cash provided by financing activities was $21.4 million during the first six months of fiscal year 2011 and was primarily attributable to the issuance of 3.3 million shares of common stock in connection with option exercises during the current year. Cash provided by financing activities during the first six months of fiscal year 2010 represented $0.2 million, and were attributable to the issuance of 25,000 shares of common stock in connection with option exercises.
As of September 25, 2010, we had restricted cash of $5.8 million, which primarily secures certain obligations under our lease agreement for the headquarters and engineering facility in Austin, Texas. The cash restriction for this lease agreement expires in September 2011.
Pursuant to a Purchase and Sale Agreement with Fortis Communities-Austin, L.P., in the second quarter of fiscal year 2011 the Company completed the purchase of certain real property for a planned new headquarters facility. The purchase price was $9.6 million, which included $0.6 million in restricted cash deposits made in the first quarter of fiscal year 2011. In a separate transaction, also completed during the second quarter of fiscal year 2011, the Company purchased, for $1.2 million, a small parcel of land adjacent to the initial land purchase. While facility construction contracts have not been finalized, it is anticipated that construction will commence in the fall of calendar year 2010, with completion expected in the summer of calendar year 2012. We estimate that total facility construction costs will be approximately $30 million and will generally occur ratably throughout the construction process. It is anticipated that the project will be funded internally from existing and future cash flows.
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
Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 25, 2010, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our controls and procedures are effective in timely alerting them to material information required to be included in this report.
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
On April 7, 2008, Silvaco filed a notice of appeal on these matters. The appeal was heard by the Court of Appeal of the State of California, Sixth Appellate District on April 13, 2010. On April 29, 2010, the appellate court affirmed the judgment of the district court, finding that the district court did not err by granting summary judgment in favor of Cirrus Logic. On June 8, 2010, Silvaco filed a petition for review with the California Supreme Court. On August 18, 2010, the California Supreme court denied Silvaco’s petition, resolving the matter in our favor.
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
While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our sales and adversely affect our business. For the second quarter of fiscal years 2011 and 2010, our ten largest end customers represented approximately 63 percent and 58 percent of our sales, respectively. For the first six months of fiscal years 2011 and 2010, our ten largest end customers represented approximately 57 percent and 52 percent of our sales, respectively. We had one end customer, Apple Inc. that purchased through multiple contract manufacturers and represented approximately 44 percent and 38 percent of the Company’s total sales for the second quarter of fiscal years 2011 and 2010, respectively. This same customer represented approximately 40 percent and 33 percent of the Company’s total sales for the first six months of fiscal years 2011 and 2010, respectively.
We had one distributor, Avnet Inc., which represented 24 percent and 26 percent of our sales for the three and six month periods ending September 25, 2010. This same distributor represented approximately 23 percent and 25 percent of the Company’s total sales for the three and six month periods ending September 26, 2009, respectively. No other end customer or distributor represented more than 10 percent of net sales for the three and six month periods ending September 25, 2010 or September 26, 2009.

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
On January 29, 2009, we announced that our Board authorized a share repurchase program of up to $20 million. The repurchases would be funded from existing cash and may be effected from time to time depending on general market and economic conditions and in accordance with applicable securities laws. No share repurchases under this program have occurred as of September 25, 2010. The share repurchase program does not have an expiration date.

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

CIRRUS LOGIC, INC.
Date: October 21, 2010	By:	/s/ Thurman K. Case
Thurman K. Case
Chief Financial Officer and Principal Accounting Officer