Form 10-Q
period 2010-12-25
CIRRUS LOGIC INC
filed 2011-01-27
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 25, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of January 21, 2011 was 67,676,904.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED DECEMBER 25, 2010

Part I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	December 25,	March 27,
	2010	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,491	$16,109
Restricted investments	5,755	5,855
Marketable securities	156,052	85,384
Accounts receivable, net	37,266	23,963
Inventories	40,196	35,396
Deferred tax assets	16,633	12,549
Other current assets	5,979	5,599

Total current assets	290,372	184,855

Long-term marketable securities	—	34,278
Property and equipment, net	32,919	18,674
Goodwill and intangibles, net	26,715	27,923
Other assets	1,978	1,880

Total assets	$351,984	$267,610

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,371	$20,340
Accrued salaries and benefits	9,509	9,962
Other accrued liabilities	5,034	5,100
Deferred income on shipments to distributors	7,108	6,488

Total current liabilities	47,022	41,890

Long-term restructuring accrual	179	596
Other long-term obligations	6,113	6,523

Stockholders’ equity:
Capital stock	959,846	952,803
Accumulated deficit	(660,456)	(733,553)
Accumulated other comprehensive loss	(720)	(649)

Total stockholders’ equity	298,670	218,601

Total liabilities and stockholders’ equity	$351,984	$267,610

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	December 25,	December 26,	December 25,	December 26,
	2010	2009	2010	2009

Net sales	$95,625	$65,162	$278,138	$158,350
Cost of sales	43,163	30,276	122,161	74,903

Gross margin	52,462	34,886	155,977	83,447

Operating expenses:
Research and development	16,348	12,834	46,890	37,697
Selling, general and administrative	13,431	11,428	42,814	33,245
Restructuring and other costs, net	(395)	86	6	(79)
Impairment of (proceeds from) non-marketable securities	—	(500)	500	(500)
Provision (benefit) for litigation expenses and settlements	(30)	135	105	(2,610)
Patent agreement, net	—	—	(4,000)	(1,400)

Total operating expenses	29,354	23,983	86,315	66,353

Income from operations	23,108	10,903	69,662	17,094

Interest income, net	212	269	673	1,108
Other expense, net	(31)	(7)	(13)	(46)

Income before income taxes	23,289	11,165	70,322	18,156
Provision (benefit) for income taxes	(1,332)	110	(2,775)	116

Net income	$24,621	$11,055	$73,097	$18,040

Basic income per share:	$0.36	$0.17	$1.08	$0.28

Diluted income per share:	$0.34	$0.17	$1.02	$0.28

Basic weighted average common shares outstanding:	68,074	65,302	67,731	65,279

Diluted weighted average common shares outstanding:	71,695	65,632	71,868	65,452
The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Nine Months Ended
	December 25,	December 26,
	2010	2009
Cash flows from operating activities:
Net income	$73,097	$18,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,935	6,012
Stock compensation expense	5,848	4,137
Deferred income taxes	(4,082)	—
(Gain) loss on retirement or writeoff of long-lived assets	(24)	33
Impairment (gain) of non-marketable securities	500	(500)
Other non-cash benefits	—	(119)
Net change in operating assets and liabilities:
Accounts receivable, net	(13,303)	(14,317)
Inventories	(4,800)	(10,530)
Other assets	(899)	(969)
Accounts payable and other accrued liabilities	3,044	14,801
Deferred income on shipments to distributors	620	607
Income taxes payable	618	57

Net cash provided by operating activities	66,554	17,252

Cash flows from investing activities:
Additions to property, equipment and software	(17,719)	(2,395)
Investments in technology	(1,210)	(2,107)
Acquisition of Thaler Corporation assets	—	(550)
Purchase of marketable securities	(176,626)	(102,288)
Proceeds from sale and maturity of marketable securities	140,165	82,346
Decrease in restricted investments	100	—
Proceeds from sale of non-marketable securities	—	500
Decrease (increase) in deposits and other assets	(77)	138

Net cash used in investing activities	(55,367)	(24,356)

Cash flows from financing activities:
Repurchase and retirement of common stock	(22,767)	—
Net proceeds from the issuance of common stock	23,962	431

Net cash provided by financing activities	1,195	431

Net increase (decrease) in cash and cash equivalents	12,382	(6,673)

Cash and cash equivalents at beginning of period	16,109	31,504

Cash and cash equivalents at end of period	$28,491	$24,831

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
Recently Issued Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Accounting Standards Codification — “ASC” — Topic 820) — Improving Disclosures About Fair Value Measurements. The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures were effective for the Company’s fourth quarter of fiscal year 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are not effective until the Company’s fourth quarter of fiscal year 2011. The adoption of this guidance with respect to Levels 1 and 2 fair value measurements did not have a material impact on our consolidated financial position, results of operations or cash flows. The adoption of this guidance with respect to Level 3 fair value measurements is not anticipated to have a material impact on our consolidated financial position, results of operations or cash flows.
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

As of December 25, 2010, the Company’s cash and cash equivalents of $28.5 million as well as our restricted investments and short-term investments of $161.8 million were valued using quoted prices generated by market transactions involving identical assets, or Level 1 assets, as defined under FASB ASC Topic 820.
The following table summarizes the carrying amount and fair value of the Company’s financial instruments (in thousands):

	December 25, 2010		March 27, 2010
	Carrying		Carrying
Financial instruments	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$28,491	$28,491	$16,109	$16,109
Restricted investments	5,755	5,755	5,855	5,855
Marketable securities	156,052	156,052	85,384	85,384
Long-term marketable securities	—	—	34,278	34,278

	$190,298	$190,298	$141,626	$141,626

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
The Company’s investments that have original maturities greater than 90 days have been classified as available-for-sale securities in accordance with ASC Topic 320, “Investments — Debt and Equity Securities.” Marketable securities are categorized on the consolidated condensed balance sheet as restricted investments and marketable securities, as appropriate.
The following table shows the gross unrealized gains, losses, and fair value of the Company’s available-for-sale securities, aggregated by investment category at December 25, 2010 (in thousands):

				Estimated Fair
		Gross	Gross	Value (Net
	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gains	Losses	Amount)

Corporate securities — U.S.	$41,958	$25	$(13)	$41,970
U.S. Government securities	52,382	6	(1)	52,387
Agency discount notes	16,890	15	(3)	16,902
Commercial paper	50,527	25	(4)	50,548

Total securities	$161,757	$71	$(21)	$161,807

The Company’s specifically identified gross unrealized losses of $21 thousand relates to twenty-six different securities with amortized costs of approximately $57.6 million at December 25, 2010. Because the Company does not intend to sell the investments at a loss and the Company will not be required to sell the investments before recovery of its amortized cost basis, it does not consider the investment in these securities to be other-than-temporarily impaired at December 25, 2010. Further, the securities with gross unrealized losses have been in a continuous unrealized loss position for less than 12 months as of December 25, 2010.

The following table shows the gross unrealized gains, losses, and fair value of the Company’s available-for-sale securities, aggregated by investment category at March 27, 2010 (in thousands):

				Estimated Fair
		Gross	Gross	Value (Net
	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gains	Losses	Amount)

Corporate securities — U.S.	$57,283	$133	$(55)	$57,361
U.S. Government securities	44,423	44	(6)	44,461
Agency discount notes	15,946	7	(7)	15,946
Commercial paper	7,744	5	—	7,749

Total securities	$125,396	$189	$(68)	$125,517

The Company’s specifically identified gross unrealized losses of $68 thousand relates to thirty different securities with a total amortized cost of approximately $46.2 million at March 27, 2010. Because the Company did not intend to sell the investments at a loss and the Company was not required to sell the investments before recovery of its amortized cost basis, it did not consider the investment in these securities to be other-than-temporarily impaired at March 27, 2010. Further, the securities with gross unrealized losses had been in a continuous unrealized loss position for less than 12 months as of March 27, 2010.
3. Accounts Receivable, net
The following are the components of accounts receivable, net (in thousands):

	December 25,	March 27,
	2010	2010

Gross accounts receivable	$37,652	$24,451
Allowance for doubtful accounts	(386)	(488)

	$37,266	$23,963

The increase in accounts receivable balances at December 25, 2010, as compared to March 27, 2010, is consistent with revenue growth experienced during the third quarter of fiscal year 2011 as compared to the end of fiscal year 2010.
4. Inventories
Inventories are comprised of the following (in thousands):

	December 25,	March 27,
	2010	2010

Work in process	$19,319	$18,016
Finished goods	20,877	17,380

	$40,196	$35,396

The increase in inventory balances at December 25, 2010, as compared to March 27, 2010, is primarily related to the expected increased demand for our products, and reflects planned inventory builds.

5. Income Taxes
We recorded an income tax benefit of $1.3 million and $2.8 million for the third quarter and first nine months of fiscal year 2011, respectively, yielding an effective tax benefit rate of 5.7 percent and 4.0 percent, respectively. Our income tax benefit for the third quarter and first nine months of fiscal year 2011 is based on an estimated effective tax rate derived from an estimate of consolidated earnings before taxes for fiscal year 2011. The estimated effective tax rate was impacted primarily by the worldwide mix of consolidated earnings before taxes and an assessment regarding the ability to realize our deferred tax assets. This assessment resulted in a $1.8 million and $4.1 million net increase in deferred tax assets for the three and nine month periods ended December 25, 2010, respectively. Our income tax expense for the third quarter and first nine months of fiscal year 2011 was less than the Federal statutory rate primarily as a result of the utilization of a portion of our U.S. deferred tax asset and related valuation allowance.
We recorded income tax provisions of $110 thousand and $116 thousand for the third quarter and first nine months of fiscal year 2010, respectively, yielding an effective tax rate of 1.0 percent and 0.6 percent, respectively. Our tax provisions for the third quarter and first nine months of fiscal year 2010 were based on an estimated effective tax rate derived from an estimate of consolidated earnings before taxes for fiscal year 2010. The estimated effective tax rate was impacted primarily by the worldwide mix of consolidated earnings before taxes and an assessment regarding the ability to realize our deferred tax assets. Our tax expense for the third quarter and first nine months of fiscal year 2010 was less than the Federal statutory rate primarily as a result of the utilization of a portion of our U.S. deferred tax asset and related valuation allowance.
We had no unrecognized tax benefits as of December 25, 2010. During the third quarter of fiscal year 2011, we had a gross decrease of $0.1 million to our unrecognized tax benefits related to the expiration of the statute of limitations. We do not expect our unrecognized tax benefits to change significantly over the next 12 months. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 25, 2010, the balance of accrued interest and penalties was zero. No interest or penalties were incurred during the first nine months of fiscal year 2011.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Fiscal years 2008 through 2010 remain open to examination by the major taxing jurisdictions to which we are subject.
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
7. Provision (Benefit) for Litigation Expenses and Settlements
During the third quarter of fiscal year 2011, the Company received proceeds of $113 thousand reflecting the final resolution of our litigation with Silvaco Data Systems, as described more fully in Note 10 — Legal Matters, below. Of this amount, $30 thousand represented the settlement awarded to the Company, and the balance represented recoveries of certain litigation expenses and interest. Further, during the first quarter of fiscal year 2011, the Company incurred $135 thousand in settlement costs related to a dispute with a former distributor of the Company’s products. These transactions are reflected as a separate line item on the consolidated condensed statement of operations in operating expenses under the caption “Provision (benefit) for litigation expenses and settlements.”

On March 23, 2009, a lawsuit was filed against the Company alleging patent infringement. During the third quarter of fiscal year 2010, a settlement agreement was concluded which resulted in Cirrus Logic recognizing a $135 thousand charge related to the suit. Further, on June 17, 2009, during the first quarter of fiscal year 2010, the Company received net proceeds of $2.7 million from its insurance carrier as part of the final settlement of derivative lawsuits filed against current and former officers and directors of Cirrus Logic and against the Company, as a nominal defendant, alleging various breaches of fiduciary duties, conspiracy, improper financial reporting, insider trading, violations of the Texas Securities Act, unjust enrichment, accounting, gross mismanagement, abuse of control, rescission, and waste of corporate assets related to certain prior grants of stock options by the Company. On March 13, 2009, a Revised Stipulation of Settlement, representing settlement terms as agreed to by the parties, was filed with the federal court. On May 28, 2009, the Court entered judgment thereon, which included the payment by the Company’s Directors’ and Officers’ insurer of $2.85 million to the Company. The net proceeds of $2.7 million were recorded as a recovery of costs previously incurred in accordance with FASB ASC Topic 450, “Contingencies.” These transactions are reflected as a separate line item on the consolidated condensed statement of operations in operating expenses under the caption “Provision (benefit) for litigation expenses and settlements.”
8. Restructuring and Other Costs, net
The Company’s remaining restructuring initiative relates to our facilities abandonment activities which commenced in fiscal year 2004. For the quarter ending December 25, 2010, the Company recognized a $0.4 million release for changed assumptions on future rent occupation and sublease income. For the first nine months of fiscal year 2011, we incurred a net reduction in the fiscal year 2004 restructuring accrual in the amount of $0.8 million. The net reduction reflects cash payments of $0.9 million, partially offset by an additional accrual of $0.1 million for recurring accretion activity and a six thousand dollar net charge for changed assumptions on future sublease income. The entries to record the changed sublease assumptions are reflected as a separate line item on the consolidated condensed statement of operations in operating expenses under the heading “Restructuring and other costs, net.”
For the first nine months of fiscal year 2010, we recorded a net reduction to the fiscal year 2004 restructuring accrual in the amount of $79 thousand based on a change in assumptions for future rent expense and sublease income. The entry to record the changed assumptions is reflected as a separate line item on the consolidated condensed statement of operations in operating expenses under the caption “Restructuring and other costs, net.”
As of December 25, 2010, we had a remaining restructuring accrual of $0.5 million, primarily related to net lease expenses that will be paid over the lease terms through fiscal year 2013. We have classified $0.2 million of this restructuring accrual as long-term.
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
The weighted average outstanding options excluded from our diluted calculation for the quarters ended December 25, 2010, and December 26, 2009, were 888,000, and 8,739,000, respectively, as the exercise price of the options exceeded the average market price during the respective periods. The weighted average outstanding options excluded from our diluted calculation for the nine months ended December 25, 2010, and December 26, 2009, were 641,000 and 8,664,000, respectively, as the exercise price of the options exceeded the average market price during the respective periods.

10. Legal Matters
Silvaco Data Systems
On December 8, 2004, Silvaco Data Systems (“Silvaco”) filed suit against us, and others, in Santa Clara County Superior Court (the “Court”), alleging misappropriation of trade secrets, conversion, unfair business practices, and civil conspiracy. Silvaco’s complaint stems from a trade secret dispute between Silvaco and a software vendor, Circuit Semantics, Inc., who supplied us with certain software design tools. Silvaco alleged that our use of Circuit Semantic’s design tools infringed upon Silvaco’s trade secrets and that we were liable for compensatory damages in the sum of $10 million.
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
On April 7, 2008, Silvaco filed a notice of appeal on these matters. The appeal was heard by the Court of Appeal of the State of California, Sixth Appellate District on April 13, 2010. On April 29, 2010, the appellate court affirmed the judgment of the district court, finding that the district court did not err by granting summary judgment in favor of Cirrus Logic. On June 8, 2010, Silvaco filed a petition for review with the California Supreme Court. On August 18, 2010, the California Supreme court denied Silvaco’s petition, finally resolving the matter in our favor. During the third quarter of fiscal year 2011, the Company received proceeds of $113 thousand reflecting the final resolution of our litigation with Silvaco Data Systems. Of this amount, $30 thousand represented the settlement awarded to the Company, and the balance represented recoveries of certain litigation expenses and interest.
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
11. Stockholder’s Equity
Common Stock
The Company issued 0.4 million and 3.7 million shares of common stock, respectively, for the three and nine month periods ending December 25, 2010, in connection with stock option exercises during the current fiscal year. The Company issued 47 thousand and 86 thousand shares of common stock, respectively, for the three and nine month periods ending December 26, 2009, in connection with stock option exercises during the prior fiscal year.

Comprehensive Income
The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 25,	December 26,	December 25,	December 26,
	2010	2009	2010	2009
Net income	$24,621	$11,055	$73,097	$18,040
Adjustments to arrive at comprehensive income:
Change in unrealized gain on marketable securities	(98)	(49)	(71)	(44)

Comprehensive income	$24,523	$11,006	$73,026	$17,996

Share Repurchase Program
In the third quarter of the current fiscal year, the Company completed the repurchase of approximately 1.8 million shares of the Company’s stock, at a total cost of $22.8 million, or $12.94 per share. Of this amount, 1.5 million shares of the Company’s stock were repurchased pursuant to the $20 million share repurchase program authorized by the Board of Directors in January 2009. In addition, as of December 25, 2010, 216 thousand shares have been repurchased at a cost of $2.8 million under a new $80 million share repurchase program approved by our Board of Directors and which the Company publicly announced on November 4, 2010.
12. Segment Information
We are focused on becoming a leader in high-precision analog and mixed-signal integrated circuits (“ICs”) for a broad range of audio and energy markets. We sell audio converters, audio interface devices, audio processors and audio amplification products for these markets, as well as hybrids and modules for high-power applications. We also provide complete system reference designs based on our technology that enable our customers to bring products to market in a timely and cost-effective manner. We determine our operating segments in accordance with FASB ASC Topic 280, “Segment Reporting.” Our Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.
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

In accordance with FASB ASC Topic 280, below is a summary of our net sales by product line (in thousands):

	Three Months Ended		Nine Months Ended
	December 25,	December 26,	December 25,	December 26,
	2010	2009	2010	2009

Audio Products	$72,716	$47,063	$197,875	$113,121
Energy Products	22,909	18,099	80,263	45,229

	$95,625	$65,162	$278,138	$158,350

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
14. Impairment of (Proceeds from) Non-Marketable Securities
In the second quarter of the current fiscal year, the Company recognized a loss on the impairment of an equity investment in the amount of $0.5 million. Our original investment was in the form of a note receivable, which was then converted into an equity security during the second quarter of the current fiscal year. After the conversion, we determined that an impairment indicator existed related to our cost method investment. We performed a fair value analysis of our cost method investment in accordance with FASB ASC Topic 320 — “Investments — Debt and Equity Securities.” Based on the results of this analysis as of September 25, 2010, we recognized an impairment of $0.5 million to reduce the carrying value of the cost method investment to zero. The impairment was recorded as a separate line item on the consolidated condensed statement of operations in operating expenses under the caption “Impairment of (proceeds from) non-marketable securities.”
In the third quarter of fiscal year 2010, as part of a convertible note financing round for Magnum Semiconductor, Inc. (“Magnum”), we received proceeds of $500 thousand from Magnum as consideration for our ownership interest in Magnum securities which in fiscal year 2008 had previously been fully impaired. The proceeds were recorded as a separate line item on the consolidated condensed statement of operations in operating expenses under the caption “Impairment of (proceeds from) non-marketable securities.”
15. Subsequent Event
In January 2011, the Company executed a General Contractors Agreement for the construction of our planned new headquarters facility in Austin, Texas. Construction will commence in the March quarter of calendar year 2011, with completion expected in the summer of calendar year 2012. We estimate that total facility construction costs will be approximately $30 million and will generally occur ratably throughout the construction process. It is anticipated that the project will be funded internally from existing and future cash flows.

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
Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in “Item 1A — Risk Factors Affecting our Business and Prospects” in our 2010 Annual Report on Form 10-K filed with the Commission on June 1, 2010, as well as “Item 1A — Risk Factors” in this Quarterly Report on Form 10-Q for the period ended December 25, 2010. Readers should carefully review these risk factors, as well as those identified in other documents filed by us with the Commission.
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

There were no material changes in the first nine months of fiscal year 2011 to the information provided under the heading “Critical Accounting Policies” included in our Annual Report on Form 10-K for the fiscal year ended March 27, 2010, which was filed with the Commission on June 1, 2010.
Results of Operations
The following table summarizes the results of our operations for the third quarter and first nine months of fiscal years 2011 and 2010 as a percent of net sales. All percentage amounts were calculated using the underlying data in thousands, unaudited:

	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	December 25,	December 26,	December 25,	December 26,
	2010	2009	2010	2009

Audio products	76%	72%	71%	71%
Energy products	24%	28%	29%	29%

Net sales	100%	100%	100%	100%
Cost of sales	45%	46%	44%	47%
Gross margin	55%	54%	56%	53%

Research and development	17%	20%	17%	24%
Selling, general and administrative	14%	18%	15%	21%
Restructuring and other costs, net	0%	0%	0%	0%
Impairment of (proceeds from) non-marketable securities	—	(1%)	0%	0%
Provision (benefit) for litigation expenses and settlements	0%	0%	0%	(2%)
Patent agreement, net	—	—	(1%)	(1%)

Total operating expenses	31%	37%	31%	42%

Income from operations	24%	17%	25%	11%

Interest income, net	0%	0%	0%	1%
Other expense, net	0%	0%	0%	0%

Income before income taxes	24%	17%	25%	12%
Provision (benefit) for income taxes	(2%)	0%	(1%)	1%

Net income	26%	17%	26%	11%

Net Sales
Net sales for the third quarter of fiscal year 2011 increased $30.4 million, or 47 percent, to $95.6 million from $65.2 million for the third quarter of fiscal year 2010. Net sales from our audio products increased $25.7 million, or 55 percent, as compared to the comparable period from the prior fiscal year. These increases were primarily attributable to portable products, with additional contributions from surround codec products, analog to digital convertor (“ADC”) products, digital signal processing (“DSP”) products, and interface products. Energy product sales increased $4.8 million, or 27 percent, during the third quarter of fiscal year 2011 versus the comparable quarter of the prior fiscal year. These increases were distributed across the energy product line, with the primary drivers being attributable to power amplifier products, seismic, power meter, and ARM products.
Net sales for the first nine months of fiscal year 2011 increased $119.7 million, or 76 percent, to $278.1 million from $158.4 million for the first nine months of fiscal year 2010. Net sales from our audio products increased $84.8 million, or 75 percent, as compared to the comparable period from the prior fiscal year. These increases were distributed across the audio product line, primarily associated with portable products, surround codec products, DSP products, and ADC products. Energy product sales increased $35.0 million, or 77 percent, during the first nine months of fiscal year 2011 versus the comparable period of the prior fiscal year. These increases were distributed across the energy product line, with the primary drivers being attributable to seismic, power meter, and power amplifier products.

Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 83 percent and 81 percent of net sales during the third quarter of fiscal years 2011 and 2010, respectively. For the first nine months of fiscal years 2011 and 2010, export sales, principally to Asia, were 83 percent and 80 percent of net sales, respectively. Our sales are denominated primarily in U.S. dollars. As a result, we have not entered into foreign currency forward exchange and option contracts.
Since the components we produce are largely proprietary and generally not available from second sources, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, from an external sales representative or distributor, or through a third party manufacturer contracted to produce their designs. For the third quarter of fiscal years 2011 and 2010, our ten largest end customers represented approximately 67 percent and 57 percent of our sales, respectively. For the first nine months of fiscal years 2011 and 2010, our ten largest end customers represented approximately 60 percent and 54 percent of our sales, respectively.
We had one end customer, Apple Inc. that purchased through multiple contract manufacturers and represented approximately 54 percent and 41 percent of the Company’s total sales for the third quarter of fiscal years 2011 and 2010, respectively. This same customer represented approximately 44 percent and 36 percent of the Company’s total sales for the first nine months of fiscal years 2011 and 2010, respectively.
We had one distributor, Avnet Inc., which represented 21 percent and 24 percent of our sales for the three and nine month periods ending December 25, 2010, respectively. This same distributor represented approximately 26 percent and 25 percent of the Company’s total sales for the three and nine month periods ending December 26, 2009, respectively. No other end customer or distributor represented more than 10 percent of net sales for the three and nine month periods ending December 25, 2010 or December 26, 2009.
Gross Margin
Gross margin was 54.9 percent in the third quarter of fiscal year 2011, up from 53.5 percent in the third quarter of fiscal year 2010. The increase in gross margin was driven by changes in customer and product mix, and reflects growth in certain higher margin products within our energy product line coupled with margin improvements in certain products within our audio product line, including our portable applications.
Gross margin was 56.1 percent in the first nine months of fiscal year 2011, up from 52.7 percent in the first nine months of fiscal year 2010. The increase in gross margin was driven by changes in customer and product mix, and reflects growth in certain higher margin products within our energy product line coupled with margin improvements in certain products within our audio product line.
Research and Development Expense
Research and development expense for the third quarter of fiscal year 2011 was $16.3 million, an increase of $3.5 million, or 27.4 percent, from $12.8 million in the third quarter of fiscal year 2010. This increase was primarily due to an increase in research and development headcount and associated employee related expenses (including variable compensation attributable to improved operating profit), product development expenses, and employment expenses.
Research and development expense for the first nine months of fiscal year 2011 was $46.9 million, an increase of $9.2 million, or 24.4 percent, from $37.7 million in the first nine months of fiscal year 2010. This increase was primarily due to an increase in research and development headcount and associated employee related expenses (including variable compensation attributable to improved operating profit), employment expenses, product development expenses, and professional expenses.

Selling, General and Administrative Expense
Selling, general and administrative (“SG&A”) expense in the third quarter of fiscal year 2011 was $13.4 million, an increase of $2.0 million, or 17.5 percent, from $11.4 million in the third quarter of fiscal year 2010. The increase was partially attributable to an increase in overall compensation related expenses (including variable compensation attributable to improved operating profit), as well as sales commissions, occupancy expenses, and employee travel and educational expenses.
Selling, general and administrative expense in the first nine months of fiscal year 2011 was $42.8 million, an increase of $9.6 million, or 28.8 percent, from $33.2 million in the first nine months of fiscal year 2010. The increase was partially attributable to an increase in overall compensation related expenses (including variable compensation attributable to improved operating profit), as well as sales commissions, marketing expenses, higher than normal stock option expenses, and professional expenses.
Restructuring and Other Costs, net
The Company’s remaining restructuring initiative relates to our facilities abandonment activities which commenced in fiscal year 2004. For the quarter ending December 25, 2010, the Company recognized a $0.4 million release for changed assumptions on future rent occupation and sublease income. For the first nine months of fiscal year 2011, we incurred a net reduction in the fiscal year 2004 restructuring accrual in the amount of $0.8 million. The net reduction reflects cash payments of $0.9 million, partially offset by an additional accrual of $0.1 million for recurring accretion activity and a six thousand dollar net charge for changed assumptions on future sublease income. The entries to record the changed sublease assumptions are reflected as a separate line item on the consolidated condensed statement of operations in operating expenses under the heading “Restructuring and other costs, net.”
For the first nine months of fiscal year 2010, we recorded a net reduction to the fiscal year 2004 restructuring accrual in the amount of $79 thousand based on a change in assumptions for future rent expense and sublease income. The entry to record the changed assumptions is reflected as a separate line item on the consolidated condensed statement of operations in operating expenses under the caption “Restructuring and other costs, net.”
Impairment of (Proceeds from) Non-Marketable Securities
In the second quarter of the current fiscal year, the Company recognized a loss on the impairment of an equity investment in the amount of $0.5 million. Our original investment was in the form of a note receivable, which was then converted into an equity security during the second quarter of the current fiscal year. After the conversion, we determined that an impairment indicator existed related to our cost method investment. We performed a fair value analysis of our cost method investment in accordance with FASB ASC Topic 320 — “Investments — Debt and Equity Securities.” Based on the results of this analysis as of September 25, 2010, we recognized an impairment of $0.5 million to reduce the carrying value of the cost method investment to zero. The impairment was recorded as a separate line item on the consolidated condensed statement of operations in operating expenses under the caption “Impairment of (proceeds from) non-marketable securities.”
In the third quarter of fiscal year 2010, as part of a convertible note financing round for Magnum Semiconductor, Inc. (“Magnum”), we received proceeds of $500 thousand from Magnum as consideration for our ownership interest in Magnum securities which in fiscal year 2008 had previously been fully impaired. The proceeds were recorded as a separate line item on the consolidated condensed statement of operations in operating expenses under the caption “Impairment of (proceeds from) non-marketable securities.”

Provision (Benefit) for Litigation Expenses and Settlements
During the third quarter of fiscal year 2011, the Company received proceeds of $113 thousand reflecting the final resolution of our litigation with Silvaco Data Systems, as described more fully in Note 10 — Legal Matters of the Notes to Consolidated Condensed Financial Statements contained in Item 1. Of this amount, $30 thousand represented the settlement awarded to the Company, and the balance represented recoveries of certain litigation expenses and interest. Further, during the first quarter of fiscal year 2011, the Company incurred $135 thousand in settlement costs related to a dispute with a former distributor of the Company’s products. These transactions are reflected as a separate line item on the consolidated condensed statement of operations in operating expenses under the caption “Provision (benefit) for litigation expenses and settlements.”
On March 23, 2009, a lawsuit was filed against the Company alleging patent infringement. During the third quarter of fiscal year 2010, a settlement agreement was concluded which resulted in Cirrus Logic recognizing a $135 thousand charge related to the suit. Further, on June 17, 2009, during the first quarter of fiscal year 2010, the Company received net proceeds of $2.7 million from its insurance carrier as part of the final settlement of derivative lawsuits filed against current and former officers and directors of Cirrus Logic and against the Company, as a nominal defendant, alleging various breaches of fiduciary duties, conspiracy, improper financial reporting, insider trading, violations of the Texas Securities Act, unjust enrichment, accounting, gross mismanagement, abuse of control, rescission, and waste of corporate assets related to certain prior grants of stock options by the Company. On March 13, 2009, a Revised Stipulation of Settlement, representing settlement terms as agreed to by the parties, was filed with the federal court. On May 28, 2009, the Court entered judgment thereon, which included the payment by the Company’s Directors’ and Officers’ insurer of $2.85 million to the Company. The net proceeds of $2.7 million were recorded as a recovery of costs previously incurred in accordance with FASB ASC Topic 450, “Contingencies.” These combined transactions are reflected as a separate line item on the consolidated condensed statement of operations in operating expenses under the caption “Provision (benefit) for litigation expenses and settlements.”
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
Interest Income
Interest income in the third quarter of fiscal years 2011 and 2010 was $0.2 million and $0.3 million, respectively. Invested capital balances on which interest was earned for the quarterly periods ending December 25, 2010, and December 26, 2009, was $190.3 million and $133.5 million, respectively. The decrease in interest income in the third quarter of fiscal year 2011 compared to the corresponding period of fiscal year 2010 was attributable to lower yields on invested capital.
Interest income in the first nine months of fiscal years 2011 and 2010 was $0.7 million and $1.1 million respectively. Average invested capital balances on which interest was earned were $166.0 million and $126.8 million for the first nine months of fiscal years 2011 and 2010, respectively. The decrease in interest income in the first nine months of fiscal year 2011 compared to the corresponding period of fiscal year 2010 was attributable to lower yields on invested capital.

Income Taxes
We recorded an income tax benefit of $1.3 million and $2.8 million for the third quarter and first nine months of fiscal year 2011, respectively, yielding an effective tax benefit rate of 5.7 percent and 4.0 percent, respectively. Our income tax benefit for the third quarter and first nine months of fiscal year 2011 is based on an estimated effective tax rate derived from an estimate of consolidated earnings before taxes for fiscal year 2011. The estimated effective tax rate was impacted primarily by the worldwide mix of consolidated earnings before taxes and an assessment regarding the ability to realize our deferred tax assets. This assessment resulted in a $1.8 million and $4.1 million net increase in deferred tax assets for the three and nine month periods ended December 25, 2010, respectively. Our income tax expense for the third quarter and first nine months of fiscal year 2011 was less than the Federal statutory rate primarily as a result of the utilization of a portion of our U.S. deferred tax asset and related valuation allowance.
In the fourth quarter of fiscal year 2011, in connection with our year-end forecasting process for fiscal year 2012, we will assess our ability to realize our deferred tax assets, which will be based on an evaluation of deferred tax assets we consider being more likely than not to be realized. Based on the Company’s current operating trends, this assessment may result in additional increases in our deferred tax assets.
We recorded a provision for income taxes of $110 thousand and $116 thousand for the third quarter and first nine months of fiscal year 2010, respectively, yielding an effective tax rate of 1.0 percent and 0.6 percent, respectively. Our tax provisions for the third quarter and first nine months of fiscal year 2010 were based on an estimated effective tax rate derived from an estimate of consolidated earnings before taxes for fiscal year 2010. The estimated effective tax rate was impacted primarily by the worldwide mix of consolidated earnings before taxes and an assessment regarding the ability to realize our deferred tax assets. Our tax expense for the third quarter and first nine months of fiscal year 2010 was less than the Federal statutory rate primarily as a result of the utilization of a portion of our U.S. deferred tax asset and related valuation allowance.
Recently Issued Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures About Fair Value Measurements. The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures were effective for the Company’s fourth quarter of fiscal year 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are not effective until the Company’s fourth quarter of fiscal year 2011. The adoption of this guidance with respect to Levels 1 and 2 fair value measurements did not have a material impact on our consolidated financial position, results of operations or cash flows. The adoption of this guidance with respect to Level 3 fair value measurements is not anticipated to have a material impact on our consolidated financial position, results of operations or cash flows.
Liquidity and Capital Resources
Net cash provided by operating activities was $66.6 million for the first nine months of fiscal year 2011 as compared to $17.3 million for the corresponding period of fiscal year 2010. The primary increase in cash from operations was related to the cash components of our net income, including $4.0 million from the sale of company-owned patents. Net cash provided by operating activities also benefited from a $3.0 million increase in accounts payable and other accrued liabilities. These increases in cash from operations were partially offset by increases in accounts receivable of $13.3 million and inventory of $4.8 million. During the first nine months of fiscal year 2010, we generated approximately $17.3 million in cash from operating activities. The increase in cash from operations was primarily related to the cash components of our net income, coupled with a $14.8 million increase in accounts payable and other accrued liabilities. These increases in cash from operations were partially offset by increases in accounts receivable of $14.3 million and inventory of $10.5 million.

Net cash used in investing activities was $55.4 million during the first nine months of fiscal year 2011 as compared to net cash used in investing activities of $24.4 million during the first nine months of fiscal year 2010, primarily as a result of a net $36.5 million utilized for the purchase of marketable securities. In addition, we utilized $18.9 million for the purchase of property, equipment, software, and technology assets, including $10.8 million for the purchase of land for our planned new headquarters facility. Net cash used in investing activities was $24.4 million during the first nine months of fiscal year 2010, primarily as a result of the net purchase of $19.9 million in available-for-sale securities. Additionally, purchases of property, equipment, software, and technology assets were $4.5 million. Finally, we utilized $0.6 million to complete the purchase of the Thaler assets, as discussed previously in Note 6 — Acquisitions of the Notes to Consolidated Condensed Financial Statements contained in Item 1.
Net cash provided by financing activities was $1.2 million during the first nine months of fiscal year 2011 and was attributable to the issuance of 3.7 million shares of common stock in connection with option exercises during the current year, which netted $24.0 million in proceeds. This source of cash provided by financing activities was substantially offset by the use of $22.8 million to repurchase 1.8 million shares of the Company’s common stock at an average price of $12.94 during the third quarter, as discussed previously in Note 11 — Stockholder’s Equity of the Notes to Consolidated Condensed Financial Statements contained in Item 1. Cash provided by financing activities during the first nine months of fiscal year 2010 represented $0.4 million, and was attributable to the issuance of 97,000 shares of common stock in connection with option exercises.
As of December 25, 2010, we had restricted cash of $5.8 million, which primarily secures certain obligations under our lease agreement for the headquarters and engineering facility in Austin, Texas. The cash restriction for this lease agreement is reduced to $2.6 million in September, 2011 and expires in May, 2012.
As discussed previously in Note 15 — Subsequent Event of the Notes to Consolidated Condensed Financial Statements contained in Item 1, the Company has executed a General Contractors Agreement for the construction of our planned new headquarters facility in Austin, Texas. Construction will commence in the fourth quarter of the Company’s current fiscal year, with completion expected in the summer of calendar year 2012. We estimate that total facility construction costs will be approximately $30 million and will generally occur ratably throughout the construction process. It is anticipated that the project will be funded internally from existing and future cash flows.
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
We are exposed to market risks associated with interest rates on our debt securities, currency movements on non-U.S. dollar denominated assets and liabilities, and the effect of market factors on the value of our non-marketable equity securities and marketable securities. We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. There have been no significant changes in our interest rate or foreign exchange risk since we filed our 2010 Annual Report on Form 10-K on June 1, 2010.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 25, 2010, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our controls and procedures are effective in timely alerting them to material information required to be included in this report.
Changes in control over financial reporting
There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Silvaco Data Systems
On December 8, 2004, Silvaco Data Systems (“Silvaco”) filed suit against us, and others, in Santa Clara County Superior Court (the “Court”), alleging misappropriation of trade secrets, conversion, unfair business practices, and civil conspiracy. Silvaco’s complaint stems from a trade secret dispute between Silvaco and a software vendor, Circuit Semantics, Inc., who supplied us with certain software design tools. Silvaco alleged that our use of Circuit Semantic’s design tools infringed upon Silvaco’s trade secrets and that we are liable for compensatory damages in the sum of $10 million.
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

On April 7, 2008, Silvaco filed a notice of appeal on these matters. The appeal was heard by the Court of Appeal of the State of California, Sixth Appellate District on April 13, 2010. On April 29, 2010, the appellate court affirmed the judgment of the district court, finding that the district court did not err by granting summary judgment in favor of Cirrus Logic. On June 8, 2010, Silvaco filed a petition for review with the California Supreme Court. On August 18, 2010, the California Supreme court denied Silvaco’s petition, finally resolving the matter in our favor. During the third quarter of fiscal year 2011, the Company received proceeds of $113 thousand reflecting the final resolution of our litigation with Silvaco Data Systems. Of this amount, $30 thousand represented the settlement awarded to the Company, and the balance represented recoveries of certain litigation expenses and interest.
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
We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, any key customer or distributor could significantly reduce our sales.
While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our sales and adversely affect our business. For the third quarter of fiscal years 2011 and 2010, our ten largest end customers represented approximately 67 percent and 57 percent of our sales, respectively. For the first nine months of fiscal years 2011 and 2010, our ten largest end customers represented approximately 60 percent and 54 percent of our sales, respectively. We had one end customer, Apple Inc. that purchased through multiple contract manufacturers and represented approximately 54 percent and 41 percent of the Company’s total sales for the third quarter of fiscal years 2011 and 2010, respectively. This same customer represented approximately 44 percent and 36 percent of the Company’s total sales for the first nine months of fiscal years 2011 and 2010, respectively.
We had one distributor, Avnet Inc., which represented 21 percent and 24 percent of our sales for the three and nine month periods ending December 25, 2010, respectively. This same distributor represented approximately 26 percent and 25 percent of the Company’s total sales for the three and nine month periods ending December 26, 2009, respectively. No other end customer or distributor represented more than 10 percent of net sales for the three and nine month periods ending December 25, 2010 or December 26, 2009.
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
Our financial results may be adversely affected by changes in the valuation allowance on our deferred tax assets.
The Company has a significant amount of deferred tax assets. Our ability to recognize these deferred tax assets is dependent upon our ability to determine whether it is more likely than not that we will be able to realize, or actually use, these deferred tax assets. That determination depends primarily on our ability to generate future U.S. taxable income. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require possible material adjustments to the net deferred tax asset and an accompanying reduction or increase in net income in the period in which such determinations are made.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended December 25, 2010:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
			Part of Publicly	May Yet be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plan or
Monthly Period	Shares Purchased	Paid per Share	Programs	Programs (1)
September 26, 2010 - October 23, 2010	—	—	—	—

October 24, 2010 - November 20, 2010	1,758,890	$12.94	1,758,890	$77,233,351

November 21, 2010 - December 25, 2010	—	—	—	$77,233,351

Total	1,758,890		1,758,890

(1)	In January 2009, our Board of Directors approved a common stock repurchase program that authorized us to purchase up to $20.0 million in common stock. The January 2009 program was completed on October 29, 2010. In November 2010, our Board of Directors approved a common stock repurchase program that authorized us to purchase up to $80.0 million in common stock. The repurchases will be funded from existing cash and will be effected from time to time in accordance with applicable securities laws through the open market or in privately negotiated transactions. The timing of the repurchases and the actual amount purchased will depend on a variety of factors including the market price of the Company’s shares, general market and economic conditions, and other corporate considerations. The program does not have an expiration date, does not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company’s discretion. As of December 25, 2010, 216 thousand shares have been repurchased at a cost of $2.8 million dollars, or an average price of $12.80 per share under this program.

ITEM 6.	EXHIBITS
The following exhibits are filed as part of or incorporated by reference into this Report:

3.1		Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (1)
3.2		Amended and Restated Bylaws of Registrant. (2)
10.1	*	General Contractors Agreement by Registrant dated January 25, 2011.
31.1	*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*#	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*#	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Form 10-Q.

#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

(1)	Incorporated by reference to exhibit 3.1 from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 22, 2001.

(2)	Incorporated by reference to exhibit 3.1 from Registrant’s Report of Form 8-K filed with the Commission on September 21, 2005.
The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index accompanying this report and are incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRRUS LOGIC, INC.

Date: January 27, 2011	By:	/s/ Thurman K. Case Thurman K. Case
Chief Financial Officer and
Principal Accounting Officer