Form 10-K
period 2011-03-26
CIRRUS LOGIC INC
filed 2011-05-25
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended March 26, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $1,060,858,149 based upon the closing price reported on the NASDAQ Global Select Market as of September 24, 2010. Stock held by directors, officers and stockholders owning 5 percent or more of the outstanding common stock were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.

As of May 20, 2011, the number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 66,221,753.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s proxy statement for its annual meeting of stockholders to be held July 28, 2011 is incorporated by reference in Part III of this Annual Report on Form 10-K.

CIRRUS LOGIC, INC.

FORM 10-K

For The Fiscal Year Ended March 26, 2011

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

We were incorporated in California in 1984, became a public company in 1989 and were reincorporated in the State of Delaware in February 1999. Our primary facility housing engineering, sales and marketing, and administrative functions is located in Austin, Texas. In addition, we have an engineering, administrative, and assembly facility in Tucson, Arizona, as well as sales locations throughout the United States. We also serve customers from international sales offices in Europe and Asia, including the People’s Republic of China, Hong Kong, South Korea, Japan, Singapore, Taiwan and the United Kingdom. Our common stock, which has been publicly traded since 1989, is listed on the NASDAQ Global Select Market under the symbol CRUS.

We maintain a Web site with the address www.cirrus.com. We are not including the information contained on our Web site as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our Web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (the “SEC”). To receive a free copy of this Form 10-K, please forward your written request to Cirrus Logic, Inc., Attn: Investor Relations, 2901 Via Fortuna, Austin, Texas 78746, or via email at Investor.Relations@cirrus.com. In addition, the SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements filed electronically with the SEC by Cirrus Logic.

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

The convergence and sophistication of our customers’ products, such as portable audio applications, home entertainment and automotive audio devices, is made possible in part by advances in semiconductor technology. Semiconductor companies are attempting to differentiate their products based on offering new features and functionality to customers, while at the same time shrinking product sizes, reducing power consumption, and lowering overall system costs.

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

The Company operates and tracks its results in one reportable segment based on the aggregation of activity from its two product lines under ASC Topic 280. Our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources, rather than detailed information at a product line level. Additionally, our product lines have similar characteristics and customers. They share operations support functions such as sales, public relations, supply chain management, various research and development and engineering support, in addition to the general and administrative functions of human resources, legal, finance and information technology. Therefore, there is no complete, discrete financial information maintained for these product lines. We report revenue in two product categories: audio products and energy products. For fiscal years 2011, 2010, and 2009, audio product sales were $264.8 million, $153.7 million, and $97.3 million, respectively. For fiscal years 2011, 2010, and 2009, energy product sales were $104.7 million, $67.3 million, and $77.3 million, respectively.

See Note 17, “Segment Information,” of the Notes to Consolidated Financial Statements contained in Item 8 for further details including sales by geographic locations and for property, plant and equipment, net, by geographic locations.

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

AUDIO PRODUCTS

We are a recognized leader in analog and mixed-signal audio converter and audio DSP products that enable today’s new consumer, professional and automotive entertainment applications. Our products include analog-to-digital converters (“ADCs”), digital-to-analog converters (“DACs”), chips that integrate ADCs and DACs into a single IC (“codecs”), digital interface ICs, volume controls and digital amplifiers, as well as audio DSPs for consumer electronics applications such as audio/video receivers (“AVRs”) and digital TVs, and CobraNet® ICs and modules for networked audio applications. Our broad portfolio of approximately 250 active proprietary products includes the following publicly available products, which have been added in the past fiscal year:

▪	The CS42L73 is a high-quality, ultra low-power audio codec designed for portable applications. The CS42L73 codec allows portable products to conserve energy and extend battery life by offloading audio-related tasks, such as signal routing and processing, that are typically reserved for the applications processor.

▪	The CS35L0X is an analog-input, hybrid Class D speaker amplifier for mobile communications and portable devices. Using an advanced closed-loop Delta Sigma architecture and patent-pending hybrid Class D technology, the amplifier family combines Class D efficiency and output power with low idle current consumption and minimal EMI found typically only in class AB amplifiers.

▪	The CS4354, a low-cost 24-bit DAC targeting consumer home audio applications, such as video game consoles, Blu-ray® Disc and DVD systems, TVs, set-top boxes and digital media players. The CS4354 marks significant progress in simplifying the design of analog output circuitry by reducing the need for multiple system components, which saves system cost and board space.

Our products are used in a wide array of consumer applications, including portable media players, smartphones, tablets, AVRs, DVD and Blu-ray Disc players, complete home theater systems, set-top boxes, gaming devices, sound cards and digital televisions. Applications for products within professional markets include digital mixing consoles, multi-track digital recorders and effects processors. Applications for products within automotive markets include amplifiers, satellite radio systems, telematics and multi-speaker car-audio systems. In networked digital audio applications, our proprietary CobraNet controller ICs and modules enable delivery of uncompressed digital audio over Ethernet networks, co-existing with standard Ethernet network data traffic.

ENERGY PRODUCTS

We provide high-precision analog and mixed-signal ICs for targeted energy control, energy measurement and energy exploration applications, as well as ICs, board-level modules, and hybrids from the Apex brand of products for high-power PWM and power amplifier applications. We have approximately 450 active proprietary products which include ADCs, DACs, linear amplifiers, PWM amplifiers, and amplifier ICs. Our products are used in a wide array of high-precision, energy-related applications including digital utility meters, power supplies, lighting ballasts, motor control, energy exploration, and high-power systems. New additions to our proprietary product portfolio in the past fiscal year include:

▪	The CS1500 and CS1600 are digital power factor correction (“PFC”) ICs that support digital PFC for power supplies used in digital televisions, personal computers, notebook computers, and fluorescent and LED lighting systems. Both chips are based on Cirrus Logic’s EXL Coretm technology, which is a key component of the company’s long-term product roadmap in energy products to help customers develop smarter, greener energy products.

Customers, Marketing, and Sales

We offer approximately 700 products to more than 3,000 active customers worldwide through both direct and indirect sales channels. Our major customers are among the world’s leading electronics manufacturers. We target both large existing and emerging growth consumer electronic and energy markets that derive value from our expertise in advanced analog and mixed-signal design processing, systems-level integrated circuit engineering and embedded software development. We derive our sales both domestically and from a variety of locations across the world, including the People’s Republic of China, the European Union, Hong Kong, Japan, South Korea, Taiwan, and the United Kingdom. Our domestic sales force includes a network of regional direct sales offices located in California, Massachusetts, Ohio, Nevada, North Carolina, and Texas. International sales offices and staff are located in France, Germany, Hong Kong, Shanghai and Shenzhen in the People’s Republic of China, Singapore, South Korea, Taiwan, Japan and the United Kingdom. We supplement our direct sales force with external sales representatives and distributors. Our technical support staff is located in Texas and Arizona. Our worldwide sales force provides geographically specific support to our customers and specialized selling of product lines with unique customer bases. See Note 17, “Segment Information,” of the Notes to Consolidated Financial Statements contained in Item 8 for further detail and for additional disclosure regarding sales by geographic locations, and for property, plant and equipment, net, by geographic locations.

Since the components we produce are largely proprietary and generally not available from second sources, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, from an external sales representative or distributor, or through a third party manufacturer contracted to produce their designs. For fiscal years 2011, 2010, and 2009, our ten largest end customers represented approximately 62 percent, 54 percent, and 36 percent of our sales. For fiscal years 2011, 2010, and 2009, we had one end customer, Apple Inc., who purchased through multiple contract manufacturers and represented approximately 47 percent, 35 percent, and 16 percent of the Company’s total sales, respectively. For fiscal years 2011, 2010, and 2009, we had one distributor, Avnet Inc., who represented 24 percent, 26 percent, and 33 percent of our sales, respectively.

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

Patents, Licenses and Trademarks

We rely on patent, copyright, trademark, and trade secret laws to protect our intellectual property, products, and technology. As of March 26, 2011, we held approximately 1,100 granted U.S. patents, 100 U.S. pending patent applications and various corresponding international patents and applications. Our U.S. patents expire in calendar years 2011 through 2029. While our patents are an important element of our success, our business as a whole is not dependent on any one patent or group of patents. We do not anticipate any material effect on our business due to any patents expiring in 2011, and we continue to obtain new patents through our ongoing research and development.

We have maintained U.S. federal trademark registrations for CIRRUS LOGIC, CIRRUS, Cirrus Logic logo designs, CRYSTAL and APEX PRECISION POWER. These U.S. registrations may be renewed as long as the marks continue to be used in interstate commerce. We have also filed or obtained foreign registration for these marks in other countries or jurisdictions where we conduct, or anticipate conducting, international business.

To complement our own research and development efforts, we have also licensed and expect to continue to license, a variety of intellectual property and technologies important to our business from third parties.

Research and Development

We concentrate our research and development efforts on the design and development of new products for each of our principal markets. We also fund certain advanced-process technology development, as well as other emerging product opportunities. Expenditures for research and development in fiscal years 2011, 2010 and 2009 were $63.9 million, $51.4 million and $44.3 million, respectively. Our future success is highly dependent upon our ability to develop complex new products, to transfer new products to volume production, to introduce them into the marketplace in a timely fashion, and to have them selected for design into products of systems manufacturers. Our future success may also depend on assisting our customers with integration of our components into their new products, including providing support from the concept stage through design, launch and production ramp.

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

Backlog

Sales are made primarily pursuant to short-term purchase orders for delivery of products. The quantity actually ordered by the customer, as well as the shipment schedules, are frequently revised, without significant penalty, to reflect changes in the customer’s needs. The majority of our backlog is typically requested for delivery within six months. In markets where the end system life cycles are relatively short, customers typically request delivery in six to ten weeks. We believe a backlog analysis at any given time gives little indication of our future business except on a short-term basis, principally within the next 60 days.

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

Employees

As of March 26, 2011, we had 570 full-time employees, an increase of 65 employees, or 13 percent, over the end of fiscal year 2010. Of these employees, 54 percent were engaged in research and product development activities, 34 percent in sales, marketing, general and administrative activities, and 12 percent in manufacturing-related activities. Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering, and administrative personnel.

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

Our business faces significant risks. The risk factors set forth below may not be the only risks that we face and there is a risk that we may have failed to identify all possible risk factors. Additional risks that we are not aware of yet or that currently are not significant may adversely affect our business operations. You should read the following cautionary statements in conjunction with the factors discussed elsewhere in this and other Cirrus Logic’s filings with the SEC. These cautionary statements are intended to highlight certain factors that may affect the financial condition and results of operations of Cirrus Logic and are not meant to be an exhaustive discussion of risks that apply to companies such as ours.

We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, any key customer or distributor could significantly reduce our sales.

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our sales and adversely affect our business. For the twelve month periods ending March 26, 2011, and March 27, 2010, our ten largest end customers represented approximately 62 percent and 54 percent of our sales, respectively. For the twelve month periods ending March 26, 2011, and March 27, 2010, we had one end customer, Apple Inc., who purchased through multiple contract manufacturers and represented approximately 47 percent and 35 percent of the Company’s total sales, respectively. For the twelve month periods ending March 26, 2011, and March 27, 2010, we had one distributor, Avnet Inc., who represented 24 percent and 26 percent of our sales, respectively.

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

Our key customer relationships often require us to develop new products that may involve significant technological challenges. Our customers frequently place considerable pressure on us to meet their tight development schedules. In addition, we may from time to time enter into customer agreements providing for exclusivity periods during which we may only sell specified products or technology to that customer. Accordingly, we may have to devote a substantial amount of resources to strategic relationships, which could detract from or delay our completion of other important development projects or the development of next generation products and technologies.

In general, our customers may cancel or reschedule orders on short notice without incurring significant penalties; therefore, our sales and operating results in any quarter are difficult to forecast.

In general, customers may cancel or reschedule orders on short notice without incurring significant penalties. Therefore, cancellations, reductions, or delays of orders from any significant customer could have a material adverse effect on our business, financial condition, and results of operations.

In addition, a significant portion of our sales and earnings in any quarter depends upon customer orders for our products that we receive and fulfill in that quarter. Because our expense levels are based in part on our expectations as to future revenue and to a large extent are fixed in the short term, we likely will be unable to adjust spending on a timely basis to compensate for any unexpected shortfall in sales. Accordingly, any significant shortfall of sales in relation to our expectations could hurt our operating results.

We are dependent on third-party manufacturing and supply relationships for the majority of our products. Our reliance on third-party foundries and suppliers involves certain risks that may result in increased costs, delays in meeting our customers’ demand, and loss of revenue.

We do not own or operate a semiconductor fabrication facility and do not have the resources to manufacture the majority of our products internally. We depend upon third parties to manufacture, assemble, package and test the majority of our products. As a result, we are subject to risks associated with these third parties, including:

▪	insufficient capacity available to meet our demand;

▪	inadequate manufacturing yields and excessive costs;

▪	inability of these third-parties to obtain an adequate supply of raw materials;

▪	difficulties selecting and integrating new subcontractors;

▪	limited warranties on products supplied to us;

▪	potential increases in prices; and

▪	increased exposure to potential misappropriation of our intellectual property.

Our outside foundries and assembly and test suppliers generally manufacture our products on a purchase order basis, and we have few long-term supply arrangements with these suppliers. Therefore, our third party manufacturers and suppliers are not obligated to supply us with products for any specific period of time, quantity, or price, except as may be provided in any particular purchase order. A manufacturing or supply disruption experienced by one or more of our outside suppliers or a disruption of our relationship with an outside foundry could negatively impact the production of certain of our products for a substantial period of time.

In addition, difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of outside foundries can lead to reduced yields of our products. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems may require cooperation between us and our manufacturer. This risk could be compounded by the offshore location of certain of our manufacturers, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems. Manufacturing defects that we do not discover during the manufacturing or testing process may lead to costly product recalls. These risks may lead to increased costs or delayed product delivery, which would harm our profitability and customer relationships.

In some cases, our requirements may represent a small portion of the total production of the third-party suppliers. As a result, we are subject to the risk that a producer will cease production of an older or lower-volume process that it uses to produce our parts. We cannot assure you that our external foundries will continue to devote resources to the production of parts for our products or continue to advance the process design technologies on which the manufacturing of our products are based. Each of these events could increase our costs, lower our gross margin, cause us to hold more inventories, or materially impact our ability to deliver our products on time.

Shifts in industry-wide capacity and our practice of purchasing our products based on sales forecasts may result in significant fluctuations in our quarterly and annual operating results.

We rely on independent foundries and assembly and test houses to manufacture, or provide components for, our products. Our reliance on these third party suppliers involves certain risks and uncertainties. For example, shifts in industry-wide capacity from shortages to oversupply, or from oversupply to shortages, may result in significant fluctuations in our quarterly and annual operating results. We may order wafers and build inventory in advance of receiving purchase orders from our customers. Because our industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand, order cancellations, or technological obsolescence, there is a risk that we will forecast inaccurately and produce excess inventories of particular products. In addition, if we experience supply constraints or manufacturing problems at a particular supplier, we could be required to switch suppliers or qualify additional suppliers. Switching and/or qualifying additional suppliers could be an expensive process and take as long as six to twelve months to complete, which could result in material adverse fluctuations to our operating results.

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

Because we depend on subcontractors internationally to perform key manufacturing functions for us, we are subject to political, economic, and natural disaster risks that could disrupt the fabrication, assembly, packaging, or testing of our products.

We depend on third-party subcontractors, primarily in Asia, for the fabrication, assembly, packaging, and testing of most of our products. International operations may be subject to a variety of risks, including political instability, global health conditions, currency controls, exchange rate fluctuations, changes in import/export regulations, tariff and freight rates, as well as the risks of natural disasters such as earthquakes, tsunamis, and floods. Although we seek to reduce our dependence on any one subcontractor, this concentration of subcontractors and manufacturing operations in Asia subjects us to the risks of conducting business internationally, including associated political and economic conditions. If we experience manufacturing problems at a particular location, or a supplier is unable to continue operating due to financial difficulties, natural disasters, or other reasons, we would be required to transfer manufacturing to a backup supplier. Converting or transferring manufacturing from a primary supplier to a backup facility could be expensive and time consuming. As a result, delays in our production or shipping by the parties to whom we outsource these functions could reduce our sales, damage our customer relationships, and damage our reputation in the marketplace, any of which could harm our business, results of operations, and financial condition.

Our sales could be materially impacted by the failure of other component suppliers to deliver required parts needed in the final assembly of our customer’s end products.

The products we supply our customers are typically a portion of the many components provided from multiple suppliers in order to complete the final assembly of an end product. If one or more of these other component suppliers are unable to deliver their required component(s) in order for the final product to be assembled, our customer may delay, or ultimately cancel, their orders from us.

Our products are complex and could contain defects, which could result in material costs to us.

Product development in the markets we serve is becoming more focused on the integration of multiple functions on individual devices. There is a general trend towards increasingly complex products. The greater integration of functions and complexity of operations of our products increases the risk that we or our customers or end users could discover latent defects or subtle faults after volumes of product have been shipped. This could result in material costs to us, including, but not limited to:

▪	reduced margins;

▪	damage to our reputation;

▪	a material recall and replacement costs for product warranty and support;

▪	payments to our customer related to the recall claims as a result of various industry or business practices, or in order to maintain good customer relationships;

▪	an adverse impact to our customer relationships by the occurrence of significant defects;

▪	a delay in recognition or loss of revenues, loss of market share, or failure to achieve market acceptance; and

▪	a diversion of the attention of our engineering personnel from our product development efforts.

In addition, any defects or other problems with our products could result in financial or other damages to our customers who could seek damages from us for their losses. A product liability or warranty claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend. In particular, the sale of systems and components that are incorporated into certain applications for the automotive industry involves a high degree of risk that such claims may be made.

While we believe that we are reasonably insured against some of these risks and that we have attempted to contractually limit our financial exposure with many of our customers, a warranty or product liability claim against us in excess of our available insurance coverage and established reserves, or a requirement that we participate in a customer product recall, would have adverse effects (that could be material) on our business, results of operations, and financial condition.

Costs related to product defects and errata may harm our results of operations and business.

Costs associated with unexpected product defects and errata (deviations from published specifications) due to, for example, unanticipated problems in our design and manufacturing processes, could include:

▪	writing off the value of inventory of such products;

▪	disposing of products that cannot be fixed;

▪	recalling such products that have been shipped to customers;

▪	providing product replacements for, or modifications to, such products; and

▪	defending against litigation related to such products.

These costs could be substantial and may increase our expenses and lower our profitability. In addition, our reputation with our customers or users of our products could be damaged as a result of such product defects and errata, and the demand for our products could be reduced. The announcement of product defects and/or errata could cause customers to purchase products from our competitors as a result of anticipated shortages of our components or for other reasons. These factors could harm our financial results and the prospects for our business.

As we carry only limited insurance coverage, any incurred liability resulting from uncovered claims could adversely affect our financial condition and results of operations.

Our insurance policies may not be adequate to fully offset losses from covered incidents, and we do not have coverage for certain losses. For example, there is limited coverage available with respect to the services provided by our third party foundries and assembly and test subcontractors. Although we believe that our existing insurance coverage is consistent with common practices of companies in our industry, our insurance coverage may be inadequate to protect us against product recalls, natural disasters, and other unforeseen catastrophes that could adversely affect our financial condition and results of operations.

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

Current global economic conditions could make it difficult for our customers, our suppliers, and us to accurately forecast and plan future business activities, and could cause global businesses to defer or reduce spending on our products, or increase the costs of manufacturing our products. During challenging economic times our customers and distributors may face issues gaining timely access to sufficient credit, which could impact their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would increase.

We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery. If the economy or markets in which we operate were to deteriorate, our business, financial condition, and results of operations will likely be materially and/or adversely affected.

Our results may be affected by the fluctuation in sales in the consumer entertainment market.

Because we sell products in the consumer entertainment market, we are likely to be affected by seasonality in the sales of our products. Further, a decline in consumer confidence and consumer spending relating to economic conditions, terrorist attacks, armed conflicts, oil prices, global health conditions, natural disasters, and/or the political stability of countries that we operate in or sell into could have a material adverse effect on our business.

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

Our failure to develop and introduce in a timely manner new products that gain market acceptance could harm our operating results.

Our success depends upon our ability to develop new products for new and existing markets, to introduce these products in a timely and cost-effective manner, and to have these products gain market acceptance. New product introductions involve significant investment of resources and potential risks. Delays in new product introductions or less-than-anticipated market acceptance of our new products are possible and would have an adverse effect on our sales and earnings. The development of new products is highly complex and, from time-to-time, we have experienced delays in developing and introducing these new products. Successful product development and introduction depend on a number of factors including, but not limited to:

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

Both sales and margins may be materially affected if new product introductions are delayed, or if our products are not designed into successive generations of new or existing customers’ products. We may not be able to meet these challenges, or adjust to changing market conditions as quickly and cost-effectively as necessary to compete successfully. Our failure to develop and introduce new products successfully could harm our business and operating results.

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

Export sales, principally to Asia, include sales to U.S-based customers with manufacturing plants overseas and represented 82 percent, 79 percent, and 68 percent of our net sales in fiscal years 2011, 2010, and 2009, respectively. We expect export sales to continue to represent a significant portion of product sales. This reliance on international sales subjects us to the risks of conducting business internationally, including risks associated with political and economic instability, global health conditions, currency controls, exchange rate fluctuations and changes in import/export regulations, tariff and freight rates, as well as the risks of natural disaster, especially in Asia. For example, the financial instability in a given region may have an adverse impact on the financial position of end users in the region, which could affect future orders and harm our results of operations. Our international sales operations involve a number of other risks including, but not limited to:

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

In addition to export sales constituting a large portion of our net sales, we maintain international operations, sales, and technical support personnel. International expansion has required, and will continue to require, significant management attention and resources. There are risks inherent in expanding our presence into non-U.S. regions, including, but not limited to:

▪	difficulties in staffing and managing non-U.S. operations;

▪	failure of non-U.S. laws to adequately protect our U.S. intellectual property, patent, trademarks, copyrights know-how and other proprietary rights;

▪	global health conditions and potential natural disasters;

▪	political and economic instability in international regions;

▪	international currency controls and exchange rate fluctuations;

▪	vulnerability to terrorist groups targeting American interests abroad; and

▪	legal uncertainty regarding liability and compliance with non-U.S. laws and regulatory requirements.

If we are unable to successfully manage the demands of our international operations, it may have a material adverse effect on our business, financial condition, or results of operations.

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

We compete in a number of fragmented markets. Our principal competitors in these markets include AKM Semiconductor Inc., Analog Devices Inc., Austriamicrosystems AG, Freescale Semiconductor Inc., Integrated Device Technology Inc., iWatt Inc., Infineon Technologies AG, Linear Technologies Corporation, Maxim Integrated Products Inc., NXP Semiconductors N.V., ON Semiconductor Corporation, Power Integrations Inc., Realtek Semiconductor Corporation, ST Microelectronics N.V., Texas Instruments, Inc., and Wolfson Microelectronics plc. Many of these competitors have greater financial, engineering, manufacturing, marketing, technical, distribution, and other resources; broader product lines; broader intellectual property portfolios; and longer relationships with customers. We also expect intensified competition from emerging companies and from customers who develop their own IC products. In addition, some of our current and future competitors maintain their own fabrication facilities, which could benefit them in connection with cost, capacity, and technical issues.

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

Our success depends in part on our ability to obtain patents and to preserve our other intellectual property rights covering our products. We seek patent protection for those inventions and technologies for which we believe such protection is suitable and is likely to provide a competitive advantage to us. We also rely on trade secrets, proprietary technology, non-disclosure and other contractual terms, and technical measures to protect our technology and manufacturing knowledge. We work actively to foster continuing technological innovation to maintain and protect our competitive position. We cannot provide assurances that steps taken by us to protect our intellectual property will be adequate, that our competitors will not independently develop or design around our patents, or that our intellectual property will not be misappropriated. In addition, the laws of some non-U.S. countries may not protect our intellectual property as well as the laws of the United States.

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

As of March 26, 2011, we had U.S. federal tax net operating loss (“NOL”) carryforwards of approximately $423.7 million. These NOL carryforwards may be used to offset future taxable income and thereby reduce our U.S. federal income taxes otherwise payable. There is a risk we may not be able to generate taxable income in the future in the amount necessary to fully utilize all of these NOLs. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its NOL carry forwards to reduce its tax liability. If we were at some point in the future to experience an “ownership change” as defined in Section 382 of the Code, our use of the net operating loss carryforwards and credit carryforwards may be limited as described in the Code.

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

The market price of our common stock fluctuates significantly. This fluctuation has been or may be the result of numerous factors, including, but not limited to:

▪	actual or anticipated fluctuations in our operating results;

▪	announcements concerning our business or those of our competitors, customers, or suppliers;

▪	loss of a significant customer, or customers;

▪	changes in financial estimates by securities analysts or our failure to perform as anticipated by the analysts;

▪	news, commentary, and rumors emanating from the media relating to us, our customers, or the industry. These reports may be unrelated to the actual operating performance of the company, and in some cases, may be potentially misleading or incorrect;

▪	announcements regarding technological innovations or new products by us or our competitors;

▪	announcements by us of significant acquisitions, strategic partnerships, joint ventures, or capital commitment;

▪	announcements by us of significant divestitures or sale of certain assets or intellectual property;

▪	litigation arising out of a wide variety of matters, including, among others, employment matters and intellectual property matters;

▪	departure of key personnel;

▪	single significant stockholders selling for any reason;

▪	general conditions in the IC industry; and

▪	general market conditions and interest rates.

We have provisions in our certification of incorporation and Bylaws, and are subject to certain provisions of Delaware law, which could prevent, delay or impede a change of control of our company. These provisions could affect the market price of our stock.

Certain provisions of Delaware law and of our Certificate of Incorporation and Bylaws could make it more difficult for a third party to acquire us, even if our stockholders support the acquisition. These provisions include, but are not limited to:

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

We have purchased land for the purpose of building our U.S. headquarters in Austin, Texas, and we own our facility in Tucson, Arizona. The purchase of land and the current construction of our U.S. headquarters, along with the ownership of our facility in Tucson, subject us to the risks of owning real property, which may include:

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

As of May 1, 2011, our principal leased facilities, located in Austin, Texas, consisted of approximately 214,000 square feet of office space. This leased space includes our headquarters and engineering facility, which has 197,000 square feet with lease terms that extend into the summer of calendar year 2012, excluding lease extension options, and 17,000 square feet of leased space at our failure analysis facility with lease terms that extend into calendar year 2013. We have subleased approximately 38,000 square feet of space at our Austin headquarters with sublease terms that extend into the summer of calendar year 2012. In addition, we own an engineering, administrative, and assembly facility in Tucson, Arizona, which primarily houses employees who design, manufacture, and sell the Apex brand of products.

In February 2011, the Company commenced construction of its future corporate headquarters in Austin, Texas. We anticipate completing the construction of the facility in the summer of calendar year 2012, at which time we expect to relocate our Austin employees from their current leased facilities. The new headquarters facility will consist of approximately 135,000 square feet of office space, and the Company will be the sole occupant of this new office space.

In September 2010, the lease for our former design facility in Boulder, Colorado terminated. The Company did not renew this lease agreement.

We do not anticipate difficulty in either retaining occupancy at any of our facilities through lease renewals prior to expiration or replacing them with equivalent facilities, and we believe that our existing facilities are suitable and adequate for our present purposes.

Below is a detailed schedule that identifies our occupied leased and owned property locations as of May 1, 2011, with various lease terms through fiscal year 2014:

Design Centers	Sales Support Offices – USA	Sales Support Offices – International

Austin, Texas Tucson, Arizona	Burlington, Massachusetts	Hong Kong, China Shanghai, China Shenzhen, China Tokyo, Japan Singapore Seoul, South Korea Taipei, Taiwan Buckinghamshire, United Kingdom

See Note 8 “Commitments and Contingencies” and Note 11 “Restructuring Costs and Other, net” of the Notes to Consolidated Financial Statements contained in Item 8 for further detail.

ITEM 3.	Legal Proceedings

As of the balance sheet date, to the best of our knowledge, the Company is not a party to any material pending litigation. From time to time, various claims, charges and litigation are asserted or commenced against us arising from, or related to, contractual matters, intellectual property, employment disputes, as well as other issues. Frequent claims and litigation involving these types of issues are not uncommon in our industry. As to any of these potential claims or litigation, we cannot predict the ultimate outcome with certainty.

ITEM 4.	Reserved

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol CRUS. The following table shows, for the periods indicated, the high and low intra-day sales prices for our Common Stock.

	High	Low

Fiscal year ended March 26, 2011
First quarter	$18.85	$7.86
Second quarter	21.20	14.55
Third quarter	19.07	12.39
Fourth quarter	25.48	15.86
Fiscal year ended March 27, 2010
First quarter	$4.98	$3.25
Second quarter	6.22	4.01
Third quarter	6.89	4.51
Fourth quarter	8.13	6.23

As of May 20, 2011, there were approximately 752 holders of record of our Common Stock.

We have not paid cash dividends on our Common Stock and currently intend to continue a policy of retaining any earnings for reinvestment in our business.

The information under the caption “Equity Compensation Plan Information” in our 2011 Proxy Statement is incorporated herein by reference.

In the third quarter of the current fiscal year, the Company repurchased approximately 1.8 million shares of the Company’s stock, at a total cost of $22.8 million, or $12.94 per share. Of this amount, 1.5 million shares of the Company’s stock were repurchased pursuant to the $20 million share repurchase program authorized by the Board of Directors in January 2009. An additional 216 thousand shares were repurchased in the third quarter of fiscal year 2011, at a cost of $2.8 million, under a new $80 million share repurchase program approved by our Board of Directors and which the Company publicly announced on November 4, 2010. All shares of our common stock that were repurchased under these share repurchase programs were cancelled upon consummation of the daily repurchase transactions.

Stock Price Performance Graph

The following graph and table show a comparison of the five-year cumulative total stockholder return, calculated on a dividend reinvestment basis, for Cirrus Logic, the S&P 500 Composite Index (the “S&P 500”), and the Semiconductor Subgroup of the S&P Electronics Index (the “S&P Semiconductors Index”).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
 Assumes Initial Investment of $100
on March 25, 2006

	3/25/06	3/31/07	3/29/08	3/28/09	3/27/10	3/26/11

Cirrus Logic, Inc.	100.00	88.97	77.00	46.46	91.64	245.76
S&P 500 Index	100.00	111.16	104.92	66.80	97.57	112.08
S&P 500 Semiconductors Index	100.00	92.73	86.81	64.25	97.69	108.96

(1)	The graph assumes that $100 was invested in our common stock and in each index at the market close on March 25, 2006, and that all dividends were reinvested. No cash dividends were declared on our common stock during the periods presented.

(2)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

	Fiscal Years
	2011	2010	2009	2008	2007
	(1)	(1)	(1)	(3)	(4)

Net sales	$369,571	$220,989	$174,642	$181,885	$182,304
Net Income (loss)	203,503	38,398	3,475	(5,846)	27,895
Basic earnings (loss) per share	$3.00	$0.59	$0.05	$(0.07)	$0.32
Diluted earnings (loss) per share	$2.82	$0.59	$0.05	$(0.07)	$0.31
Financial position at year end:
Cash, cash equivalents, restricted investments and marketable securities(2)	$215,055	$141,626	$120,232	$187,498	$271,715
Total assets	496,621	267,610	207,004	298,306	353,060
Working capital	267,416	142,965	126,908	194,665	286,417
Long-term obligations	6,188	7,119	8,328	9,381	13,503
Total stockholders’ equity(2)	$438,379	$218,601	$172,928	$240,935	$304,937

1)	Refer to the consolidated financial statements and the Notes thereto contained in Item 8 of this Form 10-K for fiscal years 2011, 2010, and 2009 for an expanded discussion of factors that materially affect the comparability of the information reflected in the selected consolidated financial data presented above.

2)	The reduction in cash, cash equivalents, restricted investments, and marketable securities, as well as total stockholders’ equity, in fiscal years 2008 and 2009 was primarily attributable to the completion of a $150 million stock repurchase program, which commenced in late fiscal year 2008 and was completed in fiscal year 2009. Additionally, the Company completed the acquisition of Apex Microtechnology in fiscal year 2008.

3)	Net income in fiscal year 2008 was unfavorably impacted by a $10.5 million restructuring charge, a $4.6 million charge to increase the valuation allowance on our U.S. deferred tax assets, a $4.5 million increase in research and development expenses primarily attributable to the acquisition of Apex Microtechnology, a $3.7 million charge for an impairment of non-marketable securities, and a $1.8 million charge for acquired in-process research and development associated with the Apex Microtechnology acquisition.

4)	Net income in fiscal year 2007 was favorably impacted by an $8.4 million benefit for income taxes, attributable to the release of $7.8 million of the valuation allowance that had been placed on our U.S. deferred tax assets. Net income in fiscal year 2007 was unfavorably impacted by a $4.3 million charge for an impairment of non-marketable securities, a $1.1 million restructuring charge, and a $1.9 million charge for acquired in-process research and development associated with an acquisition completed on December 29, 2006.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements and notes thereto, which are included elsewhere in this Form 10-K. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. Actual results could differ materially because of the factors discussed in Part I, Item 1A. “Risk Factors” of this Form 10-K.

Overview

We were incorporated in California in 1984, became a public company in 1989, and were reincorporated in the State of Delaware in February 1999. Initially, our focus was on providing ICs for personal computer applications, including personal computer (“PC”) graphics and storage. In 2001, we refocused our business efforts away from these areas, which we believed had become commodity-like in terms of pricing and offered diminished opportunities for sustained product differentiation and profitability. We reinforced our commitment to operate efficiently and profitably by taking strategic actions beginning in 2005 to improve our top and bottom line growth, including: (1) improving efficiencies by focusing on our mixed-signal audio and energy product lines, (2) divesting our digital video product line assets and non-core products to focus on our core strengths, and (3) enhancing our capital structure by completing a $150 million stock repurchase program in fiscal year 2009 to increase long-term stockholder value. We continued this process in fiscal years 2010 and 2011 by focusing on winning new designs, growing our market share in portable audio products in particular, completing another $20 million stock repurchase program, announcing another $80 million stock buyback, and by laying the foundation for growth in our energy products.

Fiscal Year 2011

In fiscal year 2011 we continued our strategy of targeting and developing relationships with Tier 1 customers in growing markets, such as portable audio products, including smartphones; automobile audio amplifiers; and energy measurement and energy control. We build on our diverse analog and signal-processing patent portfolio by delivering highly optimized products for a variety of audio and energy-related applications. While we dedicate substantial resources and investments towards portable audio products, we are also investing in energy-related applications. Our current investments in the Energy product lines are focused on energy measurement and the energy control areas such as power factor correction, motor control, and lighting. We have received our first digital LED lighting controller back from the fab, and have a Tier 1 customer currently evaluating the use of this device.

Fiscal year 2011 net sales of $369.6 million represented a 67 percent increase over fiscal year 2010 net sales of $221.0 million. Audio product line sales of $264.8 million in fiscal year 2011 represented a 72 percent increase over fiscal year 2010 sales of $153.7 million, and were primarily attributable to higher sales of portable audio and surround codec products. Energy product line sales of $104.7 million in fiscal year 2011 represented a 56 percent increase over fiscal year 2010 sales of $67.3 million, and were primarily attributable to higher seismic, power meter, and power amplification products.

Overall gross margin of 54.7 percent for fiscal year 2011 reflects an increase from fiscal year 2010 margin of 53.7 percent due to enhanced supply chain management, activity within the energy product line, and in particular to the sales of seismic, power meter, and power amplification products.

With expanding design win opportunities in both our audio and energy product lines, the Company continued to take advantage of the availability of engineering talent, which resulted in an increase of 64 research and development employees, or 26 percent, as compared to the end of fiscal year 2010.

The Company achieved net income of $203.5 million in fiscal year 2011, which included a benefit for income taxes in the amount of $119.3 million as a result of the realization of an additional $120.0 million of net deferred tax assets. Finally, the Company’s cash, cash equivalents and investments balances as of March 26, 2011, of $215.1 million reflects an increase of $73.5 million, or 52 percent, over the ending balances from the prior fiscal year.

Fiscal Year 2010

Fiscal year 2010 net sales of $221 million represented a 27 percent increase over fiscal year 2009 net sales of $174.6 million. Increased sales from our audio product line, in particular portable audio and surround codec products, were key drivers in the overall improvement in top-line revenues in fiscal year 2010 versus the prior fiscal year.

While fiscal year 2010 net sales from our energy product line reflected a net 13 percent reduction from fiscal year 2009 results, the energy product line ended its fiscal year on a positive note with increased sales of seismic and power meter products, as well as improved performance from ARM and communication products. We saw improvements in a variety of our energy product lines throughout fiscal year 2010, as our traditional industrial business benefitted from the improving economy. Seismic product sales were down from prior year peak levels, although they improved sequentially throughout fiscal year 2010.

Overall gross margin of 53.7 percent for fiscal year 2010 reflected a decrease from fiscal year 2009 margin of 55.6 percent due to the recent growth in sales of portable audio products, as well as a mix change to lower margin products in our energy product line driven primarily by a reduction in seismic product sales in fiscal year 2010. The Company achieved net income of $38.4 million in fiscal year 2010, which included an $11.9 million recognition of deferred tax assets. The $38.4 million of net income in fiscal year 2010 represented an increase of $34.9 million over fiscal year 2009 net income of $3.5 million. Finally, the Company’s cash, cash equivalents and investments balances as of March 27, 2010, of $141.6 million reflects an increase of $21.4 million over the ending balances from the prior fiscal year.

Fiscal Year 2009

For fiscal year 2009, net sales were down approximately 4 percent from the preceding year. However, our strength in revenue from new products and prudent expense management were key drivers in the Company maintaining bottom-line profitability for the year as a whole while establishing a solid base for future growth.

Results of Operations

The following table summarizes the results of our operations for each of the past three fiscal years as a percentage of net sales. All percentage amounts were calculated using the underlying data, in thousands:

	Fiscal Years Ended
	March 26,	March 27,	March 28,
	2011	2010	2009

Audio products	72%	70%	56%
Energy products	28%	30%	44%

Net sales	100%	100%	100%
Gross margin	55%	54%	56%
Research and development	17%	23%	26%
Selling, general and administrative	16%	21%	26%
Restructuring costs and other, net	—%	—%	—%
Impairment of (proceeds from) non-marketable securities	—%	—%	—%
Provision (benefit) for litigation expenses and settlements	—%	(1%)	1%
Patent agreement, net	(1%)	—%	—%
Impairment of intangible assets	—%	—%	1%

Income from operations	23%	11%	2%
Interest income	—%	1%	2%
Other income (expense), net	—%	—%	—%

Income before income taxes	23%	12%	4%
Provision (benefit) for income taxes	(32%)	(5%)	2%

Net income	55%	17%	2%

Net Sales

We report sales in two product categories: audio products and energy products. Our sales by product line are as follows (in thousands):

	March 26,	March 27,	March 28,
	2011	2010	2009

Audio products	$264,840	$153,661	$97,293
Energy products	104,731	67,328	77,349

Total	$369,571	$220,989	$174,642

Net sales for fiscal year 2011 increased 67 percent, to $369.6 million from $221.0 million in fiscal year 2010. The increase in net sales reflects a $111.2 million increase in audio product sales and a $37.4 million increase in energy product sales. The audio products group experienced growth primarily from the sales of portable and surround codecs products, while the energy product group sales increases were primarily attributable to sales of seismic, power meter, and power amplification products.

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

Export sales, principally to Asia, including sales to U.S.-based customers that manufacture products at plants overseas, were approximately $302.7 million in fiscal year 2011, $173.6 million in fiscal year 2010, and $119.5 million in fiscal year 2009. Export sales to customers located in Asia were 70 percent, 65 percent, and 48 percent of net sales in fiscal years 2011, 2010, and 2009, respectively. All other export sales represented 12 percent, 14 percent, and 20 percent of net sales in fiscal years 2011, 2010, and 2009, respectively.

Our sales are denominated primarily in U.S. dollars. During fiscal years 2011, 2010, and 2009, we did not enter into any foreign currency hedging contracts.

Gross Margin

Overall gross margin of 54.7 percent for fiscal year 2011 reflects an increase from fiscal year 2010 margin of 53.7 percent, primarily due to enhanced supply chain management, sales activity within the energy product line, and in particular to the sales of seismic, power meter, and power amplification products. The sale of product written down in prior fiscal years contributed approximately $1.5 million, or 0.4 percent, to gross margin compared to approximately $1.3 million, or 0.6 percent, in fiscal year 2010. In total, excess and obsolete inventory charges, including scrapped inventory, increased by $5.1 million from fiscal year 2010 and resulted in a decrease of gross margin by 1.4 percent. The $5.1 million increase in excess and obsolete inventory charges was primarily attributable to a charge of approximately $4.2 million in the fourth quarter of the Company’s current fiscal year due to a production issue with a new audio device that entered high volume production in March 2011.

Gross margin was 54 percent in fiscal year 2010, down from 56 percent in fiscal year 2009. The decrease in margin from fiscal year 2009 was mainly due to changes in both customer and product mix. While the audio product group experienced a slight increase in margin from fiscal year 2009 to fiscal year 2010 and the energy group margins were essentially unchanged for this comparable period, the increase in the percentage of sales from the audio group in fiscal year 2010 caused a net reduction in overall margins. The sale of product that had been written down in prior fiscal years contributed approximately $1.3 million, or 0.6 percent, to gross margin compared to a contribution of approximately $1.6 million, or 0.9 percent, in fiscal year 2009. In total, excess and obsolete inventory charges increased by $0.6 million from fiscal year 2009, which resulted in a decrease in gross margin by 0.3 percent.

Research and Development Expenses

Fiscal year 2011 research and development expenses of $63.9 million reflect an increase of $12.5 million, or 24 percent, from fiscal year 2010. The variance was primarily due to a 26 percent increase in research and development headcount and associated employee expenses, including variable compensation attributable to improved operating profit. Additionally, employment expenses also increased primarily due to contract labor costs and employee hiring related expenses.

Fiscal year 2010 research and development expenses of $51.4 million reflect an increase of $7.1 million, or 16 percent, from fiscal year 2009. The increase was primarily due to $3.5 million in salary and benefit costs associated with research and development personnel, whose headcount increased 12 percent in fiscal year 2010 as compared to fiscal year 2009. Additionally, product development expenses increased $2.8 million, primarily due to higher photo-mask expenses. These increases in research and development expenses were partially offset by non-recurring engineering work performed and billed to third parties, which resulted in a $0.6 million reduction in research and development expenses.

Selling, General and Administrative Expenses

Fiscal year 2011 selling, general and administrative expenses of $58.1 million reflect an increase of $12.1 million, or 26 percent, compared to fiscal year 2010. The $12.1 million increase was primarily attributable to increased variable compensation costs driven by improved operating profit, as well as to higher stock option expenses and external sales representative commissions. The number of employees in the selling, general, and administrative expense category remained essentially unchanged from the end of fiscal year 2010.

Fiscal year 2010 selling, general and administrative expenses of $45.9 million reflect an increase of $0.6 million, or 1 percent, compared to fiscal year 2009 as an increase in salaries and benefits costs was offset by decreased expenses across several expense categories. A $2.3 million increase in salaries and benefits costs was primarily attributable to increased headcount, and also due to higher sales commissions brought on by increased product sales and fluctuations in commissionable product mix in fiscal year 2010 versus fiscal year 2009. Offsetting this increase was a $0.6 million reduction in net rent expenses, a $0.6 decrease in marketing expenses, and a $0.5 million reduction in professional expenses.

Restructuring Costs and Other, net

During fiscal year 2010, we recorded net restructuring charges of $0.5 million as a separate line item on the statement of operations in operating expenses under the caption “Restructuring costs and other, net.” The restructuring charge was primarily due to revised sublease assumptions for lease space within our corporate headquarters building.

As of March 26, 2011, we have a remaining restructuring accrual for all of our past restructurings of $0.4 million, primarily related to future lease payments net of anticipated subleases that will be paid over the respective lease terms through the summer of calendar year 2012. We have classified $0.1 million of this restructuring accrual as long-term.

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

Provision (Benefit) For Litigation Expenses and Settlements

During the fourth quarter of the current fiscal year, in response to certain patent infringement allegations, the Company incurred $57 thousand as part of the execution of a Settlement and License Agreement. During the third quarter of fiscal year 2011, the Company received proceeds of $113 thousand reflecting the final resolution of litigation with Silvaco Data Systems. Of this amount, $30 thousand represented the settlement awarded to the Company, and the balance represented recoveries of certain litigation expenses and interest. Finally, during the first quarter of fiscal year 2011, the Company incurred $135 thousand in settlement costs related to a dispute with a former distributor of the Company’s products. These transactions, in the cumulative net amount of $162 thousand, are reflected as a separate line item on the consolidated statement of operations in operating expenses under the caption “Provision (benefit) for litigation expenses and settlements.”

On March 23, 2009, a lawsuit was filed against the Company alleging patent infringement. During the third quarter of fiscal year 2010, a settlement agreement was concluded which resulted in Cirrus Logic recognizing a $135 thousand charge related to the suit. In a separate matter, on June 17, 2009, during the first quarter of fiscal year 2010, the Company received proceeds of a net $2.7 million from its insurance carrier as part of the final settlement of litigation where a purported stockholder filed a derivative lawsuit in the state district court in Travis county, Texas against current and former officers and directors of the Company related to certain prior grants of stock options by the Company. The proceeds of $2.7 million were recorded as a recovery of costs previously incurred in accordance with FASB ASC Topic 450, “Contingencies.” The combined net amount of $2.6 million from these two fiscal year 2010 transactions are reflected as a separate line item on the consolidated statement of operations in operating expenses under the caption “Provision (benefit) for litigation expenses and settlements.”

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

Impairment of Intangible Assets

In the fourth quarter of fiscal year 2009, we noted several impairment indicators surrounding patents that we acquired in June 2007. We performed an impairment analysis under FASB ASC Topic 360 “Property, Plant, and Equipment,” and noted that the undiscounted cash flows estimated to be generated from these patents were less than the carrying amount of the assets. We then compared the estimated fair value of these assets to their carrying amount and recognized an impairment loss of $2.1 million. The impairment was recorded as a separate line item on the consolidated statement of operations in operating expenses under the caption “Impairment of intangible assets.”

Interest Income

Interest income in fiscal years 2011, 2010, and 2009, was $0.9 million, $1.3 million, and $2.8 million respectively. The decrease in interest income in fiscal year 2011 compared to fiscal year 2010, as well as for fiscal year 2010 as compared to fiscal year 2009, was attributable to lower yields on invested capital.

Income Taxes

We recorded an income tax benefit of $119.3 million in fiscal year 2011 on a pre-tax income of $84.2 million, yielding an effective tax benefit rate of 142 percent. Our effective tax rate was lower than the U.S. statutory rate of 35 percent, primarily as a result of the release of a portion of the valuation allowance on certain deferred tax assets that have not yet been utilized. The release of a portion of the valuation allowance generated a $120.0 million tax benefit and was based on an evaluation of the net U.S. deferred tax assets that we expect are more likely than not to be utilized in the upcoming years as a result of projected net income.

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

We evaluate our ability to realize our deferred tax assets on a quarterly basis. We have deferred tax assets generated in non-U.S. jurisdictions that we have recognized since it is more likely than not that these assets will be realized.

Outlook

Based on our strategic plan, our long-term business model targets for the Company are annual revenue growth of 15 percent, gross margins of 55 percent, and operating profit of 20 percent. In fiscal year 2012, we anticipate revenue growth below this target in the first two quarters, with stronger revenue growth in the second half of the fiscal year when new product introductions from multiple customers begin shipping in full production.

Liquidity and Capital Resources

In fiscal year 2011, our net cash provided by operating activities was $86.9 million. The positive cash flow from operating activities was predominantly due to the cash components of our net income, which were partially offset by a $12.8 million reduction in working capital. In fiscal year 2010, our operating activities generated $25.1 million in cash. The positive cash flow from operating activities was predominantly due to the cash components of our net income, which were partially offset by a $14.0 million decrease in working capital. In fiscal year 2009, our operating activities generated $23.1 million in cash. The positive cash flow from operating activities was predominantly due to the cash components of our net income coupled with a $2.3 million increase in working capital.

In fiscal year 2011, we used approximately $74.2 million in cash from investing activities, principally due to the net purchase of $52.7 million in marketable securities. In addition, during fiscal year 2011, we invested

$20.1 million in property, equipment, and capitalized software, primarily attributable to the purchase of land for our new corporate headquarters in the amount of $10.8 million, coupled with $2.4 million in headquarters construction costs. During fiscal year 2011, we also incurred $1.5 million for investments in technology. In fiscal year 2010, we used approximately $42.6 million in cash from investing activities, principally due to the net purchase of $36.8 million in marketable securities. In addition, during fiscal year 2010, we invested $3.7 million in property, equipment, and capitalized software and $2.2 million in technology. In fiscal year 2009, we generated approximately $36.5 million in cash from investing activities, principally due to the net sale of $41.8 million in marketable securities. In addition, during fiscal year 2009, we invested $3.1 million in property, equipment, and capitalized software and $2.1 million in technology.

During fiscal years 2011, 2010, and 2009, we generated $31.0 million, $2.0 million and $2.6 million, respectively, in cash from financing activities related to the receipt of cash from common stock issuances as a result of the exercises of employee stock options and, in fiscal year 2009, our employee stock purchase plan. In fiscal years 2011 and 2009, the Company utilized approximately $22.8 million and $87.2 million in cash, respectively, to repurchase and retire portions of its outstanding common stock, as previously discussed in Part II — Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 26, 2011, we had restricted investments of $5.8 million, which primarily secures certain obligations under our lease agreement for our principal facility located in Austin, Texas. This facility is 197,000 square feet and houses our headquarters and engineering operations. The cash restriction for this lease agreement is reduced to $2.6 million in September 2011 and expires in May 2012.

As of March 26, 2011 the Company has no debt arrangements.

The Company has commenced construction of our planned new headquarters facility in Austin, Texas with completion expected in the summer of calendar year 2012. We estimate that as of March 26, 2011 the remaining facility construction costs will be approximately $30 million and will generally occur ratably throughout the construction process. In addition, we estimate that we will incur an additional $9 million in furniture, fixtures, and equipment in order to fully move our headquarters employees into this new facility. It is anticipated that the project will be funded internally from existing and future cash flows.

Although we cannot provide assurances to our stockholders that we will be able to generate cash in the future, we anticipate that our existing capital resources and cash flow generated from future operations will enable us to maintain our current level of operations for at least the next 12 months.

Off Balance Sheet Arrangements

As of March 26, 2011, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

In our business activities, we incur certain commitments to make future payments under contracts such as purchase orders, operating leases and other long-term contracts. The Company has no debt arrangements. Maturities under these contracts are set forth in the following table as of March 26, 2011:

	Payment due by period (In thousands)
	< 1 year	1 – 3 years	3 – 5 years	> 5 years	Total

Facilities leases, net	$4,454	$1,922	$—	$—	$6,376
Equipment leases	18	21	5	—	44
Wafer purchase commitments	19,221	—	—	—	19,221
Assembly purchase commitments	2,647	—	—	—	2,647
Outside test purchase commitments	3,417	—	—	—	3,417
Manufacturing raw materials	1,723	—	—	—	1,723
Other purchase commitments	189	—	—	—	189

Total	$31,669	$1,943	$5	$—	$33,617

Certain of our operating lease obligations include escalation clauses. These escalating payment requirements are reflected in the table.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which amends the disclosure guidance with respect to fair value measurements. Specifically, the new guidance requires disclosure of amounts transferred in and out of Levels 1 and 2 fair value measurements, a reconciliation presented on a gross basis rather than a net basis of activity in Level 3 fair value measurements, greater disaggregation of the assets and liabilities for which fair value measurements are presented and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and 3 fair value measurements. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new guidance around the Level 3 activity reconciliations, which is effective for fiscal years beginning after December 15, 2010. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

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

We believe the following critical accounting policies involve significant judgments and estimates that are used in the preparation of the consolidated financial statements:

▪	For purposes of determining the variables used in the calculation of stock compensation expense for stock options under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” we perform an analysis of current market data and historical company data to calculate an estimate of implied volatility, the expected term of the option, and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we

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

▪	We recognize revenue in accordance with ASC Topic 605, “Revenue Recognition,” when all of the following criteria are met: persuasive evidence that an arrangement exists, delivery of goods has occurred, the sales price is fixed or determinable and collectability is reasonably assured. We evaluate our distributor arrangements, on a distributor by distributor basis, with respect to each of the four criteria above. For a majority of our distributor arrangements, we provide rights of price protection and stock rotation. As a result, revenue is deferred at the time of shipment to our domestic distributors and certain international distributors due to the determination that the ultimate sales price to the distributor is not fixed or determinable. Once the distributor has resold the product, and our final sales price is fixed or determinable, we recognize revenue for the final sales price and record the related costs of sales. For certain of our smaller international distributors, we do not grant price protection rights and provide minimal stock rotation rights. For these distributors, revenue is recognized upon delivery to the distributor, less an allowance for estimated returns, as the revenue recognition criteria have been met upon shipment.

Further, the Company defers the associated cost of goods sold on our consolidated balance sheet, net within the deferred income on shipments to distributors’ current liability caption. The Company routinely evaluates the products held by our distributors for impairment to the extent such products may be returned by the distributor within these limited rights and such products would be considered excess or obsolete if included within our own inventory. Products returned by distributors and subsequently scrapped have historically been immaterial to the Company. We believe this treatment is in accordance with ASC Topic 330-10-35, “Inventory.”

▪	The Company evaluates accounts receivable in accordance with FASB ASC Topic 310, “Receivables.” We maintain allowances for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We regularly evaluate our allowance for doubtful accounts based upon the age of the receivable, our ongoing customer relations, as well as any disputes with the customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which could have a material effect on our operating results and financial position. Additionally, we may maintain an allowance for doubtful accounts for estimated losses on receivables from customers with whom we are involved in litigation. See Note 4 — Accounts Receivable, net of the Notes to Consolidated Financial Statements contained in Item 8.

▪	The Company evaluates inventory in accordance with FASB ASC Topic 330, “Inventory.” Inventories are recorded at the lower of cost or market, with cost being determined on a first-in, first-out basis. We write down inventories to net realizable value based on forecasted demand, management judgment, and the age of inventory. Actual demand and market conditions may be different from those projected by management, which could have a material effect on our operating results and financial position. See Note 2 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in Item 8.

▪	We evaluate the recoverability of property, plant, and equipment and intangible assets in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” and FASB ASC Topic 350, “Intangibles — Goodwill and Other.” We test for impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. An impairment loss is recognized in the event the carrying value of these assets exceeds the fair value of the applicable assets. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, which could have a material effect on our operating results and financial position. See Note 7 — Intangibles, net of the Notes to Consolidated Financial Statements contained in Item 8.

▪	The Company evaluates goodwill and other intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other.” Goodwill is recorded at the time of an acquisition and is calculated as the difference between the total consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development (“IPR&D”). Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) a significant slowdown in the worldwide economy and the semiconductor industry, or (iv) any failure to meet the performance projections included in our forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests goodwill for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period.

▪	Our available-for-sale investments, non-marketable securities and other investments are subject to a periodic impairment review pursuant to FASB ASC Topic 320, “Investments — Debt and Equity Securities.” Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment and actual results may be materially different than our estimate. Marketable securities are evaluated for impairment if the decline in fair value below cost basis is significant and/or has lasted for an extended period of time. Non-marketable securities or other investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. For investments accounted for using the cost method of accounting, we evaluate information (e.g., budgets, business plans, financial statements) in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults, and subsequent rounds of financings at an amount below the cost basis of the investment. This list is not all inclusive and we weigh all quantitative and qualitative factors in determining if an other-than-temporary decline in value of an investment has occurred. When a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period’s operating results to the extent of the decline. Actual values could be different from those estimated by management, which could have a material effect on our operating results and financial position. See Note 3 — Marketable Securities and Note 5 — Non-Marketable Securities of the Notes to Consolidated Financial Statements contained in Item 8.

▪	In accordance with Statement of FASB ASC Topic 740, “Income Taxes,” we provide for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company evaluates the ability to realize its deferred tax assets by using a three year forecast to determine the amount of net operating losses and other deferred tax assets that would be utilized if we achieved the results set forth in the three year forecast. The Company limited the forecast period to three years because of the cyclical and competitive nature of the semiconductor industry, and the Company’s reliance on a key customer who accounted for approximately 47 percent of total sales in fiscal year 2011. There can be no assurance that we will achieve the results set forth in our three year forecast and our actual results may differ materially from our forecast.

We have provided a valuation allowance against a portion of our net U.S. deferred tax assets due to uncertainties regarding their realization. We evaluate our ability to realize our deferred tax assets basis by determining whether or not the anticipated future taxable income is expected to be sufficient to utilize the deferred tax assets that we have recognized. If our future income is not sufficient to utilize the deferred tax assets that we have recognized, we increase the valuation allowance to the point at which all of the remaining recognized deferred tax assets will be utilized by the future taxable income. If our anticipated future taxable income is sufficient to conclude that additional deferred tax assets should be recognized, we decrease the valuation allowance. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax rules and the potential for future adjustment of our uncertain tax positions by the internal revenue service or other taxing jurisdiction. If our estimates of these taxes are greater or less than actual results, an additional tax benefit or charge will result. See Note 15 — Income Taxes of the Notes to Consolidated Financial Statements contained in Item 8.

▪	Restructuring charges for workforce reductions and facilities consolidations reflected in the accompanying financial statements were accrued based upon specific plans established by management, in accordance with FASB ASC Topic 420, “Exit or Disposal Cost Obligations.” We use an estimated borrowing rate as the discount rate for all of our restructuring accruals made under FASB ASC Topic 420. Our facilities consolidation accruals are based upon our estimates as to the length of time a facility would be vacant, as well as the amount of sublease income we would receive once we sublet the facility, after considering current and projected market conditions. Changes in these estimates could result in an adjustment to our restructuring accruals in a future quarter, which could have a material effect on our operating results and financial position. See Note 11 — Restructuring Costs and Other of the Notes to Consolidated Financial Statements contained in Item 8.

▪	We are subject to the possibility of loss contingencies for various legal matters. See Note 9 — Legal Matters of the Notes to Consolidated Financial Statements contained in Item 8. We regularly evaluate current information available to us to determine whether any accruals should be made based on the status of the case, the results of the discovery process and other factors. If we ultimately determine that an accrual should be made for a legal matter, this accrual could have a material effect on our operating results and financial position and the ultimate outcome may be materially different than our estimate.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks associated with interest rates on our debt securities, currency movements on non-U.S. dollar denominated assets and liabilities, and the effect of market factors on the value of our non-marketable equity securities. We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. All of the potential changes noted below are based on sensitivity analyses as of March 26, 2011. Actual results may differ materially.

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

To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio. At March 26, 2011, an immediate one percent, or 100 basis points, increase or decrease in interest rates could result in a $1.8 million fluctuation in our annual interest income. However, our investment portfolio holdings as of March 26, 2011, yielded less than 100 basis points, which reduces our downside interest rate risk to the amount of interest income recognized in fiscal year 2011, or $0.9 million. At March 27, 2010, an immediate one percent, or 100 basis points, increase or decrease in interest rates could result in a $1.3 million fluctuation in our annual interest income. However, our investment portfolio holdings as of March 27, 2010, yielded less than 100 basis points, which reduced our downside interest rate risk to an amount slightly less than the $1.3 million calculation. At March 28, 2009, an immediate one percent, or 100 basis points, increase or decrease in interest rates could have resulted in a $1.5 million fluctuation in our annual interest income. For all of these fiscal years, the risks associated with fluctuating interest rates were limited to our annual interest income and not the underlying principal as we generally have the ability to hold debt related investments to maturity. The amounts disclosed in this paragraph are based on a 100 basis point fluctuation in interest rates applied to the average cash balance for that fiscal year.

Foreign Currency Exchange Risk

Our revenue and spending is transacted primarily in U.S. dollars; however, in fiscal years 2011, 2010, and 2009, we entered into minimal transactions in other currencies to fund the operating needs of our design, technical support, and sales offices outside of the U.S. As of March 26, 2011, and March 27, 2010, a ten percent change in the value of the related currencies would not have a material impact on our results of operations and financial position.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Cirrus Logic, Inc.

We have audited the accompanying consolidated balance sheets of Cirrus Logic, Inc. as of March 26, 2011 and March 27, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended March 26, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cirrus Logic, Inc. at March 26, 2011 and March 27, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 26, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cirrus Logic, Inc.’s internal control over financial reporting as of March 26, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 25, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Austin, Texas
May 25, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Cirrus Logic, Inc.

We have audited Cirrus Logic, Inc.’s internal control over financial reporting as of March 26, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cirrus Logic, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cirrus Logic, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 26, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cirrus Logic, Inc. as of March 26, 2011 and March 27, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended March 26, 2011 of Cirrus Logic, Inc. and our report dated May 25, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Austin, Texas
May 25, 2011

CIRRUS LOGIC, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 26,	March 27,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$37,039	$16,109
Restricted investments	5,786	5,855
Marketable securities	159,528	85,384
Accounts receivable, net	39,098	23,963
Inventories	40,497	35,396
Deferred tax assets	30,797	12,549
Prepaid assets	3,457	2,307
Other current assets	3,268	3,292

Total current assets	319,470	184,855
Long-term marketable securities	12,702	34,278
Property, plant and equipment, net	34,563	18,674
Intangibles, net	20,125	21,896
Deferred tax assets	102,136	339
Goodwill	6,027	6,027
Other assets	1,598	1,541

Total assets	$496,621	$267,610

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,639	$20,340
Accrued salaries and benefits	12,402	9,962
Deferred income on shipments to distributors	6,844	6,488
Other accrued liabilities	5,169	5,100

Total current liabilities	52,054	41,890
Lease commitments and contingencies	287	1,070
Long-term restructuring accrual	113	596
Other long-term liabilities	5,788	5,453
Stockholders’ Equity:
Preferred stock, 5.0 million shares authorized but unissued	—	—
Common stock, $0.001 par value, 280,000 shares authorized, 68,664 shares and 65,653 shares issued and outstanding at March 26, 2011 and March 27, 2010, respectively	69	66
Additional paid-in capital	991,878	952,737
Accumulated deficit	(552,814)	(733,553)
Accumulated other comprehensive loss	(754)	(649)

Total stockholders’ equity	438,379	218,601

Total liabilities and stockholders’ equity	$496,621	$267,610

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Years Ended
	March 26,	March 27,	March 28,
	2011	2010	2009

Net sales	$369,571	$220,989	$174,642
Cost of sales	167,576	102,258	77,458

Gross margin	201,995	118,731	97,184

Operating expenses:
Research and development	63,934	51,421	44,315
Selling, general and administrative	58,066	45,923	45,304
Restructuring costs and other, net	6	493	—
Impairment of (proceeds from) non-marketable securities	500	(500)	—
Provision (benefit) for litigation expenses and settlements	162	(2,610)	2,205
Patent agreement, net	(4,000)	(1,400)	—
Impairment of intangible assets	—	—	2,144

Total operating expenses	118,668	93,327	93,968

Income from operations	83,327	25,404	3,216
Interest income	860	1,345	2,777
Other income (expense), net	27	(66)	164

Income before income taxes	84,214	26,683	6,157
Provision (benefit) for income taxes	(119,289)	(11,715)	2,682

Net income	$203,503	$38,398	$3,475

Basic earnings per share:	$3.00	$0.59	$0.05
Diluted earnings per share	$2.82	$0.59	$0.05
Weighted average common shares outstanding:
Basic	67,857	65,338	65,530
Diluted	72,103	65,626	65,711

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years Ended
	March 26,	March 27,	March 28,
	2011	2010	2009

Cash flows from operating activities:
Net income	$203,503	$38,398	$3,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,145	7,888	8,168
Loss (gain) on retirement or write-off of long-lived assets	(24)	70	113
Amortization of lease settlement	—	(83)	(995)
Deferred income taxes	(120,045)	(11,932)	2,701
Gain on marketable securities	—	(500)	—
Stock compensation expense	8,141	5,318	5,166
Impairment of intangible assets	—	—	2,144
Changes in operating assets and liabilities:
Accounts receivable, net	(15,135)	(13,149)	11,838
Inventories	(5,101)	(15,518)	2,744
Other assets	(1,158)	(937)	2,201
Accounts payable	7,299	10,454	(6,278)
Accrued salaries and benefits	2,440	3,530	(653)
Deferred revenues	356	3,062	(3,158)
Income taxes payable	(80)	116	—
Other accrued liabilities	(1,401)	(1,581)	(4,399)

Net cash provided by operating activities	86,940	25,136	23,067

Cash flows from investing activities:
Proceeds from sale of available for sale marketable securities	202,753	111,167	148,941
Purchases of available for sale marketable securities	(255,426)	(147,929)	(107,137)
Proceeds from sale of non-marketable securities	—	500	—
Purchases of property, plant and equipment	(20,060)	(3,654)	(3,060)
Investments in technology	(1,527)	(2,185)	(2,127)
Acquisition of businesses, net of cash acquired	—	(550)	(550)
Decrease (increase) in restricted investments	69	(100)	—
Decrease (increase) in deposits and other assets	(58)	190	414

Net cash provided by (used in) investing activities	(74,249)	(42,561)	36,481

Cash flows from financing activities:
Repurchase and retirement of common stock	(22,766)	—	(87,244)
Issuance of common stock, net of issuance costs	31,005	2,030	2,586

Net cash provided by (used in) financing activities	8,239	2,030	(84,658)

Net increase (decrease) in cash and cash equivalents	20,930	(15,395)	(25,110)
Cash and cash equivalents at beginning of year	16,109	31,504	56,614

Cash and cash equivalents at end of year	$37,039	$16,109	$31,504

Supplemental disclosures of cash flow information
Cash payments (refunds) during the year for:
Interest expense	$—	$—	$—
Income taxes	784	90	174

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance, March 29, 2008	75,899	$76	$937,640	$(696,557)	$(224)	$240,935
Components of comprehensive income:
Net income	—	—	—	3,475	—	3,475
Change in unrealized gain on marketable securities	—	—	—	—	(352)	(352)

Total comprehensive income	—	—	—	—	—	3,123

Issuance of stock under stock plans	579	—	2,584	—	—	2,584
Repurchase and retirement of common stock	(11,237)	(11)	—	(78,869)	—	(78,880)
Amortization of deferred stock compensation	—	—	5,166	—	—	5,166

Balance, March 28, 2009	65,241	65	945,390	(771,951)	(576)	172,928
Components of comprehensive income:
Net income	—	—	—	38,398	—	38,398
Change in unrealized gain on marketable securities	—	—	—	—	(73)	(73)

Total comprehensive income	—	—	—	—	—	38,325

Issuance of stock under stock plans	412	1	2,029	—	—	2,030
Amortization of deferred stock compensation	—	—	5,318	—	—	5,318

Balance, March 27, 2010	65,653	66	952,737	(733,553)	(649)	218,601
Components of comprehensive income:
Net income	—	—	—	203,503	—	203,503
Change in unrealized gain on marketable securities	—	—	—	—	(105)	(105)

Total comprehensive income	—	—	—	—	—	203,398

Issuance of stock under stock plans	4,770	5	31,000	—	—	31,005
Repurchase and retirement of common stock	(1,759)	(2)	—	(22,764)	—	(22,766)
Amortization of deferred stock compensation	—	—	8,141	—	—	8,141

Balance, March 26, 2011	68,664	$69	$991,878	$(552,814)	$(754)	$438,379

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Description of Business

Cirrus Logic, Inc. (“Cirrus Logic,” “Cirrus,” “We,” “Us,” “Our,” or the “Company”) develops high-precision, analog and mixed-signal integrated circuits (“ICs”) for a broad range of consumer and industrial markets. Building on our diverse analog and mixed-signal patent portfolio, Cirrus Logic delivers highly optimized products for consumer and commercial audio, automotive entertainment, and targeted industrial applications including energy control, energy measurement and energy exploration. We also develop ICs, board-level modules and hybrids for high-power amplifier applications branded as the Apex Precision Powertm (“Apex”) line of products. We also provide complete system reference designs based on our technology that enable our customers to bring products to market in a timely and cost-effective manner.

We were incorporated in California in 1984, became a public company in 1989, and were reincorporated in the State of Delaware in February 1999. Our primary facilities housing engineering, sales and marketing, administration, and test operations are located in Austin, Texas. In addition, we have an administrative and manufacturing facility in Tucson, Arizona and sales locations internationally and throughout the United States. We also serve customers from international sales offices in Europe and Asia, including the People’s Republic of China, Hong Kong, South Korea, Japan, Singapore, Taiwan, and the United Kingdom. Our common stock, which has been publicly traded since 1989, is listed on the NASDAQ Global Select Market under the symbol CRUS.

Basis of Presentation

We prepare financial statements on a 52- or 53-week year that ends on the last Saturday in March. Fiscal years 2011, 2010, and 2009 were all 52-week years.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation of financial information.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires the use of management estimates. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at fiscal year-end and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of money market funds, commercial paper, and U.S. Government Treasury and Agency instruments with original maturities of three months or less at the date of purchase.

Restricted Investments

As of March 26, 2011, and March 27, 2010, we had restricted investments of $5.8 million and $5.9 million, respectively, in support of our letters of credit needs. The letters of credit primarily secure certain obligations under our operating lease agreement for our headquarters and engineering facility in Austin, Texas, and are scheduled for periodic declines in amount to $2.6 million in September 2011 and expiring in May 2012. The $0.1 million decrease in fiscal year 2011 relates to an agreement executed on March 24, 2010, for the purchase of real property for the construction of our U.S. headquarters in Austin, Texas.

Marketable Securities

We determine the appropriate classification of marketable securities at the time of purchase and reevaluate this designation as of each balance sheet date. We classify these securities as either held-to-maturity, trading, or available-for-sale in accordance with FASB ASC Topic 320, “Investments — Debt and Equity Securities.” As of March 26, 2011, and March 27, 2010, all marketable securities and restricted investments were classified as available-for-sale securities. The Company classifies its investments as “available for sale” because it expects to possibly sell some securities prior to maturity. The Company’s investments are subject to market risk, primarily interest rate and credit risk. The Company’s investments are managed by an outside professional manager within investment guidelines set by the Company. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting the Company’s investments to high quality debt instruments with relatively short-term maturities. The fair value of investments is determined using observable or quoted market prices for those securities.

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

Inventories were comprised of the following (in thousands):

	Year Ended
	March 26,	March 27,
	2011	2010

Work in process	$22,048	$18,016
Finished goods	18,449	17,380

Inventories	$40,497	$35,396

Property, Plant and Equipment, net

Property, plant and equipment is recorded at cost, net of depreciation and amortization. Depreciation and amortization is calculated on a straight-line basis over estimated economic lives, ranging from three to 39 years.

Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated useful life. Furniture, fixtures, machinery, and equipment are all depreciated over a useful life of three to 10 years, while buildings are depreciated over a period of up to 39 years. In general, our capitalized software is amortized over a useful life of three years, with capitalized enterprise resource planning software being amortized over a useful life of 10 years. Gains or losses related to retirements or dispositions of fixed assets are recognized in the period incurred.

Property, plant and equipment was comprised of the following (in thousands):

	March 26,	March 27,
	2011	2010

Land and buildings	$19,051	$8,120
Furniture and fixtures	4,215	4,342
Leasehold improvements	6,732	6,582
Machinery and equipment	32,569	26,973
Capitalized software	22,579	21,950

Total property, plant and equipment	85,146	67,967
Less: Accumulated depreciation and amortization	(50,583)	(49,293)

Property, plant and equipment, net	$34,563	$18,674

The increase in the land and buildings balance in fiscal year 2011 was attributable to the purchase of land for our new headquarters in Austin, Texas, which is currently under construction. Depreciation and amortization expense on property, plant, and equipment for fiscal years 2011, 2010, and 2009, was $4.8 million, $4.3 million, and $4.7 million, respectively. During fiscal year 2011 we retired fully depreciated assets with an original cost of $3.7 million.

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

Goodwill and Intangibles, net

The Company reports goodwill and other intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other.” Intangible assets include purchased technology licenses and patents that are reported at cost and are amortized on a straight-line basis over their useful lives, generally ranging from one to ten years. Acquired intangibles include existing technology, core technology or patents, license agreements, trademarks, covenants not-to-compete and customer agreements. These assets are amortized on a straight-line basis over lives ranging from four to fifteen years. Goodwill is recorded at the time of an acquisition and is calculated as the difference between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development (“IPR&D”).

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

For fiscal years 2011 and 2010, we had one customer, Futaihua Industrial, who represented 42 percent and 20 percent of our consolidated gross accounts receivable. For fiscal years 2011 and 2010, we had one distributor, Avnet, Inc., who represented 17 percent and 17 percent of our consolidated gross accounts receivable. No other distributor or customer had receivable balances that represented more than 10 percent of consolidated gross accounts receivable as of the end of fiscal years 2011 or 2010.

Since the components we produce are largely proprietary and generally not available from second sources, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, from a distributor, or through a third party manufacturer contracted to produce their end product. For fiscal years 2011 and 2010, our ten largest end customers represented approximately 62 percent and 54 percent of our sales. For fiscal years 2011, 2010, and 2009, we had one end customer, Apple Inc., who purchased through multiple contract manufacturers and represented approximately 47 percent, 35 percent, and 16 percent of the Company’s total sales, respectively. Further, we had one distributor that represented 24 percent, 26 percent, and 33 percent of our sales for fiscal years 2011, 2010, and 2009 respectively. No other customer or distributor represented more than 10 percent of net sales in fiscal years 2011, 2010, or 2009.

Revenue Recognition

We recognize revenue in accordance with ASC Topic 605, “Revenue Recognition,” when all of the following criteria are met: persuasive evidence that an arrangement exists, delivery of goods has occurred, the sales price is fixed or determinable and collectability is reasonably assured. We evaluate our distributor arrangements, on a distributor by distributor basis, with respect to each of the four criteria above. For a majority of our distributor arrangements, we provide rights of price protection and stock rotation. As a result, revenue is deferred at the time of shipment to our domestic distributors and certain international distributors due to the determination that the ultimate sales price to the distributor is not fixed or determinable. Once the distributor has resold the product, and our final sales price is fixed or determinable, we recognize revenue for the final sales price and record the related costs of sales. For certain of our smaller international distributors, we do not grant price protection rights and provide minimal stock rotation rights. For these distributors, revenue is recognized upon delivery to the distributor, less an allowance for estimated returns, as the revenue recognition criteria have been met upon shipment.

Further, the Company defers the associated cost of goods sold on our consolidated balance sheet, net within the deferred income on shipments to distributors’ current liability caption. The Company routinely evaluates the products held by our distributors for impairment to the extent such products may be returned by the distributor within these limited rights and such products would be considered excess or obsolete if included within our own inventory. Products returned by distributors and subsequently scrapped have historically been immaterial to the Company.

Warranty Expense

We warrant that our products, when delivered, will be free from defects in material workmanship under normal use and service. Our obligations are generally limited to replacing, repairing or giving credit for, at our option, any products that are returned within one year after the date of shipment and if notice is given to us in writing within 30 days of the customer learning of such problem. We have recorded an estimated accrual, for all periods presented, for such returns based upon historical trends.

Shipping Costs

Our shipping and handling costs are included in cost of sales for all periods presented.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $1.3 million, $1.0 million, and $1.5 million in fiscal years 2011, 2010, and 2009, respectively.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the grant-date fair value of the awards and is recognized as an expense, on a ratable basis, over the vesting period, which is generally between zero and four years. Determining the amount of stock-based compensation to be recorded requires the Company to develop estimates used in calculating the grant-date fair value of stock options. The Company calculates the grant-date fair value for stock options using the Black-Scholes valuation model. The use of valuation models requires the Company to make estimates of assumptions such as expected volatility, expected term, risk-free interest rate, expected dividend yield, and forfeiture rates. See Note 13 — “Stockholders’ Equity” for additional information relating to stock-based compensation.

Income Taxes

We report income taxes in accordance with FASB ASC Topic 740, “Income Taxes,” which provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance against a portion of our net U.S. deferred tax assets due to uncertainties regarding their realization. We evaluate our ability to realize our deferred tax assets on a quarterly basis.

We recognize liabilities for uncertain tax positions based on the two-step process. The first step requires us to determine if the weight of available evidence indicates that the tax position has met the threshold for recognition; therefore, we must evaluate whether it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step requires us to measure the tax benefit of the tax position taken, or expected to be taken, in an income tax return as the largest amount that is more than 50 percent likely of being realized upon ultimate settlement. We reevaluate the uncertain tax positions each quarter based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Depending on the jurisdiction, such a change in recognition or measurement may result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

Net Income Per Share

Basic net income per share is based on the weighted effect of common shares issued and outstanding and is calculated by dividing net income by the basic weighted average shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares used in the basic net income per share calculation, plus the equivalent number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. These potentially dilutive items consist primarily of outstanding stock options and restricted stock awards.

The weighted outstanding options excluded from our diluted calculation for the years ended March 26, 2011, March 27, 2010, and March 28, 2009, were 615,000, 8,043,000, and 7,796,000, respectively, as the exercise price exceeded the average market price during the period.

Accumulated Other Comprehensive Loss

We report our accumulated other comprehensive loss based upon FASB ASC Topic 220, “Comprehensive Income.” Our accumulated other comprehensive loss is comprised of foreign currency translation adjustments from prior years when we had subsidiaries whose functional currency was not the U.S. Dollar, as well as unrealized gains and losses on investments classified as available-for-sale. See Note 14 — “Accumulated Other Comprehensive loss” for additional discussion.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which amends the disclosure guidance with respect to fair value measurements. Specifically, the new guidance requires disclosure of amounts transferred in and out of Levels 1 and 2 fair value measurements, a reconciliation presented on a gross basis rather than a net basis of activity in Level 3 fair value measurements, greater disaggregation of the assets and liabilities for which fair value measurements are presented and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and 3 fair value measurements. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new guidance around the Level 3 activity reconciliations, which is effective for fiscal years beginning after December 15, 2010. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

3.	Marketable Securities

The Company’s investments that have original maturities greater than 90 days have been classified as available-for-sale securities in accordance with FASB ASC Topic 320, “Investments — Debt and Equity Securities.” Marketable securities are categorized on the consolidated balance sheet as restricted investments and marketable securities, as appropriate.

The following table is a summary of available-for-sale securities (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair Value
As of March 26, 2011:	Cost	Gains	Losses	(Net Carrying Amount)

Corporate securities – U.S.	$64,228	$22	$(38)	$64,212
U.S. Government securities	35,268	13	—	35,281
Agency discount notes	16,588	5	(2)	16,591
Commercial Paper	56,130	23	(7)	56,146

Total securities	$172,214	$63	$(47)	$172,230

The Company’s specifically identified gross unrealized losses of $47 thousand relates to 28 different securities with a total amortized cost of approximately $61.8 million at March 26, 2011. Because the Company does not intend to sell the investments at a loss and the Company will not be required to sell the investments before recovery of its amortized cost basis, it did not consider the investment in these securities to be other-than-temporarily impaired at March 26, 2011. Further, the securities with gross unrealized losses had been in a continuous unrealized loss position for less than 12 months as of March 26, 2011.

	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair Value
As of March 27, 2010:	Cost	Gains	Losses	(Net Carrying Amount)

Corporate securities – U.S.	$57,283	$133	$(55)	$57,361
U.S. Government securities	44,423	44	(6)	44,461
Agency discount notes	15,946	7	(7)	15,946
Commercial Paper	7,744	5	—	7,749

Total securities	$125,396	$189	$(68)	$125,517

The Company’s specifically identified gross unrealized losses of $68 thousand relates to 30 different securities with a total amortized cost of approximately $46.2 million at March 27, 2010. Because the Company does not intend to sell the investments at a loss and the Company will not be required to sell the investments before recovery of its amortized cost basis, it did not consider the investment in these securities to be other-than-temporarily impaired at March 27, 2010. Further, the securities with gross unrealized losses had been in a continuous unrealized loss position for less than 12 months as of March 27, 2010.

The cost and estimated fair value of available-for-sale investments by contractual maturity were as follows:

	March 26, 2011		March 27, 2010
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Within 1 year	$159,516	$159,528	$91,096	$91,239
After 1 year	12,698	12,702	34,300	34,278

	$172,214	$172,230	$125,396	$125,517

The increase in available-for-sale investments during fiscal year 2011 is primarily attributable to cash generated from operations during the period, coupled with cash receipts from the exercise of employee stock options.

4.	Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	March 26,	March 27,
	2011	2010

Gross accounts receivable	$39,519	$24,451
Less: Allowance for doubtful accounts	(421)	(488)

Accounts receivable, net	$39,098	$23,963

The increase in accounts receivable balances at March 26, 2011, as compared to March 27, 2010, is consistent with revenue growth experienced at the end of fiscal year 2011 compared to the end of fiscal year 2010.

The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Balance, March 29, 2008	$(404)
Write-off of uncollectible accounts, net of recoveries	(47)

Balance, March 28, 2009	(451)
Write-off of uncollectible accounts, net of recoveries	(37)

Balance, March 27, 2010	(488)
Write-off of uncollectible accounts, net of recoveries	67

Balance, March 26, 2011	$(421)

5.	Non-Marketable Securities

In the second quarter of the current fiscal year, the Company recognized a loss on the impairment of an equity investment in the amount of $0.5 million. Our original investment was in the form of a note receivable, which was then converted into an equity security during the second quarter of the current fiscal year. After the conversion, we determined that an impairment indicator existed related to our cost method investment. We performed a fair value analysis of our cost method investment in accordance with FASB ASC Topic 320 — “Investments — Debt and Equity Securities.” Based on the results of this analysis we recognized an impairment of $0.5 million to reduce the carrying value of the cost method investment to zero. The impairment was recorded as a separate line item on the consolidated statement of operations in operating expenses under the caption “Impairment of (proceeds from) non-marketable securities.”

In the third quarter of fiscal year 2010, as part of a convertible note financing round for Magnum Semiconductor, Inc. (“Magnum”), a company that we previously had an investment in, we received proceeds of $0.5 million from Magnum as consideration for our ownership interest in Magnum securities, which we determined had been fully impaired in fiscal year 2008. The proceeds were recorded as a separate line item on the consolidated statement of operations in operating expenses under the caption “Impairment of (proceeds from) non-marketable securities.”

Our consolidated balance sheet at March 26, 2011, reflects no value attributable to investments in non-marketable securities.

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

7.	Intangibles, net

The following information details the gross carrying amount and accumulated amortization of our intangible assets (in thousands):

	March 26, 2011		March 27, 2010
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core technology	$1,390	$(1,390)	$1,390	$(1,377)
License agreements	440	(440)	440	(436)
Existing technology	17,235	(6,321)	17,235	(5,325)
Trademarks	2,758	(320)	2,758	(320)
Non-compete agreements	398	(179)	398	(99)
Customer relationships	4,682	(1,179)	4,682	(844)
Technology licenses	16,928	(13,877)	16,125	(12,731)

	$43,831	$(23,706)	$43,028	$(21,132)

In the fourth quarter of fiscal year 2009, we noted several impairment indicators surrounding patents that we acquired in June 2007. We performed an impairment analysis under FASB ASC Topic 360 and noted that the undiscounted cash flows estimated to be generated from these patents were less than the carrying amount of the assets. We then compared the estimated fair value of these assets to their carrying amount and recognized an impairment loss of $2.1 million. The impairment was recorded as a separate line item on the statement of operations in operating expenses under the caption “Impairment of intangible assets.”

Amortization expense for all intangibles in fiscal years 2011, 2010, and 2009 was $3.3 million, $3.6 million, and $3.5 million, respectively. The following table details the estimated aggregate amortization expense for all intangibles owned as of March 26, 2011 for each of the five succeeding fiscal years (in thousands):

For the year ended March 31, 2012	$3,304
For the year ended March 30, 2013	$2,174
For the year ended March 29, 2014	$1,638
For the year ended March 28, 2015	$1,303
For the year ended March 26, 2016	$1,303

8.	Commitments and Contingencies

Facilities and Equipment Under Operating Lease Agreements

With the exception of the Apex facility in Tucson, Arizona, we lease our facilities and certain equipment under operating lease agreements, some of which have renewal options. Certain of these arrangements provide for lease payment increases based upon future fair market rates. As of May 1, 2011, our principal leased facilities, located in Austin, Texas, consisted of approximately 214,000 square feet of office space. This leased space includes our headquarters and engineering facility, which has 197,000 square feet with lease terms that extend into the summer of calendar year 2012, and 17,000 square feet of leased space at our failure analysis facility with lease terms that extend into calendar year 2013. We have subleased approximately 37,000 square feet of space at our Austin headquarters with sublease terms that extend into the summer of calendar year 2012. The Company has commenced construction of our planned new headquarters facility in Austin, Texas with completion expected in the summer of calendar year 2012. Upon completion, we anticipate relocating our headquarters employees into the newly constructed facility with the current lease agreement being allowed to terminate under the terms of the agreement.

The aggregate minimum future rental commitments under all operating leases, net of sublease income, for the following fiscal years are (in thousands):

			Net Facilities	Equipment	Total
	Facilities	Subleases	Commitments	Commitments	Commitments

2012	$5,362	$907	$4,455	$18	$4,473
2013	2,261	382	1,879	12	1,891
2014	42	—	42	9	51
2015	—	—	—	4	4
2016	—	—	—	1	1
Thereafter	—	—	—	—	—

Total minimum lease payments	$7,665	$1,289	$6,376	$44	$6,420

Total rent expense was approximately $4.6 million, $4.4 million, and $5.9 million, for fiscal years 2011, 2010, and 2009, respectively. Sublease rental income was $1.1 million, $1.2 million, and $2.1 million, for fiscal years 2011, 2010, and 2009, respectively. During fiscal years 2011, 2010, and 2009, we recorded approximately $0.1 million, $0.4 million, and $0.1 million in rent expense reductions, respectively, to adjust our loss contingency accrual for a change in sublease assumptions with regards to our facilities in Austin, Texas and Fremont, California.

As of March 26, 2011, a total of $1.0 million related to vacated leases remained accrued, of which $0.3 million has been classified as long-term. These amounts are included in the table above. The $0.4 million in facilities restructuring accruals that existed for these leases as of March 26, 2011 are discussed in greater detail in Note 11 — Restructuring Costs and Other.

Wafer, Assembly and Test Purchase Commitments

We rely primarily on third-party foundries for our wafer manufacturing needs. As of March 26, 2011, we had agreements with multiple foundries for the manufacture of wafers. None of these foundry agreements have volume purchase commitments or “take or pay” clauses. The agreements provide for purchase commitments based on purchase orders. Cancellation fees or other charges may apply and are generally dependent upon whether wafers have been started or the stage of the manufacturing process at which the notice of cancellation is given. As of March 26, 2011, we had foundry commitments of $19.2 million.

In addition to our wafer supply arrangements, we contract with third-party assembly vendors to package the wafer die into finished products. Assembly vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry. We had non-cancelable assembly purchase orders with numerous vendors totaling $2.6 million at March 26, 2011.

We have transitioned the majority of our test services to outside third party contractors. Test vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry. Our total non-cancelable commitment for outside test services as of March 26, 2011 was $3.4 million.

Other open purchase orders as of March 26, 2011 amount to $1.9 million and primarily relate to raw material costs incurred in our facility in Tucson, Arizona, which continues to serve as the assembly and test facility for our Apex products.

9.	Legal Matters

During the fourth quarter of the current fiscal year, in response to certain patent infringement allegations, the Company incurred $57 thousand as part of the execution of a Settlement and License Agreement. During the third quarter of fiscal year 2011, the Company received proceeds of $113 thousand reflecting the final resolution of litigation with Silvaco Data Systems. Of this amount, $30 thousand represented the settlement awarded to the Company, and the balance represented recoveries of certain litigation expenses and interest. Finally, during the first quarter of fiscal year 2011, the Company incurred $135 thousand in settlement costs related to a dispute with a former distributor of the Company’s products. These transactions, in the cumulative net amount of $162 thousand, are reflected as a separate line item on the consolidated statement of operations in operating expenses under the caption “Provision (benefit) for litigation expenses and settlements.”

On March 23, 2009, a lawsuit was filed against the Company alleging patent infringement. During the third quarter of fiscal year 2010, a settlement agreement was concluded which resulted in Cirrus Logic recognizing a $135 thousand charge related to the suit. In a separate matter, on June 17, 2009, during the first quarter of fiscal year 2010, the Company received proceeds of a net $2.7 million from its insurance carrier as part of the final settlement of litigation where a purported stockholder filed a derivative lawsuit in the state district court in Travis county, Texas against current and former officers and directors of the Company related to certain prior grants of stock options by the Company. The proceeds of $2.7 million were recorded as a recovery of costs previously incurred in accordance with FASB ASC Topic 450, “Contingencies.” The combined net amount of $2.6 million from these two fiscal year 2010 transactions are reflected as a separate line item on the consolidated statement of operations in operating expenses under the caption “Provision (benefit) for litigation expenses and settlements.”

During fiscal year 2009, we recognized a $2.2 million charge related to legal fees and expenses associated with the derivative lawsuits. The charge was recorded as a separate line item on the consolidated statement of operations in operating expenses under the caption “Provision (benefit) for litigation expenses and settlements.”

As of the balance sheet date, to the best of our knowledge, the Company is not a party to any material pending litigation. From time to time, various claims, charges and litigation are asserted or commenced against us arising from, or related to, contractual matters, intellectual property, employment disputes, as well as other issues. Frequent claims and litigation involving these types of issues are not uncommon in our industry. As to any of these potential claims or litigation, we cannot predict the ultimate outcome with certainty.

10.	Fair Value Measurements

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

As of March 26, 2011, the Company’s cash equivalents and restricted investments of $42.8 million, and short and long-term investments of $172.2 million, are all valued using quoted prices generated by market transactions involving identical assets, or Level 1 assets as defined under FASB ASC Topic 820.

The following table summarizes the carrying amount and fair value of the Company’s financial instruments (in thousands):

	March 26, 2011		March 27, 2010
	Carrying	Fair	Carrying	Fair
Financial instruments	Amount	Value	Amount	Value

Cash and cash equivalents	$37,039	$37,039	$16,109	$16,109
Restricted investments	5,786	5,786	5,855	5,855
Marketable securities	159,528	159,528	85,384	85,384
Long term marketable securities	12,702	12,702	34,278	34,278

	$215,055	$215,055	$141,626	$141,626

Financial assets with carrying amounts approximating fair value include cash and cash equivalents, restricted investments, and marketable securities. The carrying amount of these financial assets approximates fair value because of their short maturity. The fair values of long-term marketable securities are valued using quoted prices generated by market transactions involving identical assets.

11.	Restructuring Costs and Other

During fiscal year 2011, we recorded net restructuring charges of six thousand dollars as a separate line item on the statement of operations in operating expenses under the caption “Restructuring costs and other, net.”

During fiscal year 2010, we recorded net restructuring charges of $0.5 million as a separate line item on the statement of operations in operating expenses under the caption “Restructuring costs and other, net.” The restructuring charge primarily relates to a change in sublease assumptions for the Company’s corporate offices in Austin, Texas.

The following table sets forth the activity in our fiscal year 2004 restructuring accrual (in thousands):

		Facilities
	Severance	Abandonment	Total

Balance, March 29, 2003	$—	$—	$—
Fiscal year 2004 provision and accretion	1,688	6,205	7,893
Cash payments, net	(1,514)	(908)	(2,422)

Balance, March 27, 2004	174	5,297	5,471
Fiscal year 2005 provision and accretion	—	178	178
Cash payments, net	(174)	(944)	(1,118)

Balance, March 26, 2005	—	4,531	4,531
Fiscal year 2006 provision and accretion	—	627	627
Cash payments, net	—	(954)	(954)

Balance, March 25, 2006	—	4,204	4,204
Fiscal year 2007 provision and accretion	—	214	214
Cash payments, net	—	(1,124)	(1,124)

Balance, March 31, 2007	—	3,294	3,294
Fiscal year 2008 provision and accretion	—	14	14
Cash payments, net	—	(1,069)	(1,069)

Balance, March 29, 2008	—	2,239	2,239
Fiscal year 2009 provision and accretion	—	147	147
Cash payments, net	—	(423)	(423)

Balance, March 28, 2009	—	1,963	1,963
Fiscal year 2010 provision and accretion	—	604	604
Cash payments, net	—	(1,226)	(1,226)

Balance, March 27, 2010	—	1,341	1,341
Fiscal year 2011 provision and accretion	—	75	75
Cash payments, net	—	(1,020)	(1,020)

Balance, March 26, 2011	$—	$396	$396

Fiscal year 2011 activity reflected a net reduction in the 2004 restructuring accrual of $0.9 million, which included an increase in the provision for normal accretion of $0.1 million for the period. Fiscal year 2010 activity reflected a net reduction in the 2004 restructuring accrual of $0.6 million, which included an increase in the provision for a $0.5 million restructuring charge brought about by a change in sublease assumptions, as well as normal accretion of $0.1 million for the period. Fiscal year 2009 activity reflected a net reduction in the 2004 restructuring accrual of $0.3 million, which included an increase in the provision for normal accretion for the period.

As of March 26, 2011, we have a remaining restructuring accrual of $0.4 million, primarily related to net lease expenses that will be paid over the respective lease terms through the summer of calendar year 2012, along with other anticipated lease termination costs. We have classified the short-term portion of our restructuring activities, $0.3 million, as “Other accrued liabilities.”

12.	Employee Benefit Plans

We have a 401(k) Profit Sharing Plan (the “Plan”) covering all of our qualifying domestic employees. Under the Plan, employees may elect to contribute any percentage of their annual compensation up to the annual IRS limitations. We match 50 percent of the first 6 percent of the employees’ annual contribution to the plan. We made matching employee contributions of $1.0 million, $0.9 million, and $0.9 million during fiscal years 2011, 2010, and 2009, respectively.

13.	Stockholders’ Equity

Share Repurchase Program

In the third quarter of the current fiscal year, the Company completed the repurchase of approximately 1.8 million shares of the Company’s common stock, at a total cost of $22.8 million, or $12.94 per share. Of this amount, 1.5 million shares of the Company’s common stock were repurchased pursuant to the remaining portion of the $20 million share repurchase program authorized by the Board of Directors in January 2009. In addition, as of March 26, 2011, 216 thousand shares have been repurchased, none of which occurred in the fourth quarter of the Company’s current fiscal year, at a cost of $2.8 million under a new $80 million share repurchase program approved by our Board of Directors and which the Company publicly announced on November 4, 2010. All shares of our common stock that were repurchased under these share repurchase programs were cancelled upon consummation of the daily repurchase transactions.

On January 30, 2008, we announced that our Board authorized a share repurchase program of up to $150 million. The Company repurchased 13.3 million shares of its common stock for $71.1 million during fiscal year 2008 and completed the program in fiscal year 2009 by repurchasing a total of 11.2 million shares of our common stock for $78.9 million. A cumulative 24.5 million shares were acquired at a total cost of $150 million. All of these shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were cancelled upon consummation of the daily repurchase transactions.

Preferred Stock

We have 1.5 million shares of Series A Participating Preferred Stock. As of March 26, 2011 we have not issued any of the authorized shares.

Stock Compensation Expense

The Company is currently granting equity awards from the 2006 Stock Incentive Plan (the “Plan”), which was approved by stockholders in July 2006. The Plan provides for granting of stock options, restricted stock awards, restricted stock units, performance awards, phantom stock awards, and bonus stock awards, or any combination of the foregoing. To date, the Company has granted stock options, restricted stock awards, and restricted stock units under the Plan. Stock options generally vest between zero and four years, and are exercisable for a period of ten years from the date of grant. Generally, restricted stock awards and restricted stock units are subject to cliff vesting schedules of four and three years, respectively.

The following table summarizes the effects of stock-based compensation on cost of goods sold, research and development, sales, general and administrative, pre-tax income (loss), and net income after taxes for options granted under the Company’s equity incentive plans (in thousands, except per share amounts; unaudited):

	Fiscal Years Ended
	March 26,	March 27,	March 28,
	2011	2010	2009

Cost of sales	$243	$212	$212
Research and development	2,641	1,882	1,923
Sales, general and administrative	5,257	3,224	3,031

Effect on pre-tax income (loss)	8,141	5,318	5,166
Income Tax Benefit	—	—	—

Total share based compensation expense (net of taxes)	$8,141	$5,318	$5,166

Share based compensation effects on basic earnings (loss) per share	$0.12	$0.08	$0.08
Share based compensation effects on diluted earnings (loss) per share	$0.11	$0.08	$0.08
Share based compensation effects on operating activities cash flow	8,141	5,318	5,166
Share based compensation effects on financing activities cash flow	—	—	—

The total share based compensation expense included in the table above and which is attributable to restricted stock awards and restricted stock units was $1.1 million, $0.1 million, and $0.2 million for fiscal years 2011, 2010, and 2009, respectively.

As of March 26, 2011, there was $17.1 million of compensation costs related to non-vested stock options, restricted stock awards, and restricted stock units granted under the Company’s equity incentive plans not yet recognized in the Company’s financial statements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.17 years for stock options, 1.27 years for restricted stock awards, and 2.54 years for restricted stock units.

Stock Option Awards

We estimated the fair value of each stock option grant on the date of grant using the Black-Scholes option-pricing model using a dividend yield of zero and the following additional assumptions:

Year Ended
	March 26,	March 27,	March 28,
	2011	2010	2009

Expected stock price volatility	52.03-67.11%	50.71-56.59%	47.23-59.22%
Risk-free interest rate	1.19-2.06%	1.80-2.25%	1.48-2.99%
Expected term (in years)	3.83-4.34	4.33-4.64	4.08-4.23

The Black-Scholes valuation calculation requires us to estimate key assumptions such as stock price volatility, expected term, risk-free interest rate and dividend yield. The expected stock price volatility is based upon implied volatility from traded options on our stock in the marketplace. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate reflects the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption. Finally, we have never paid cash dividends, do not currently intend to pay cash dividends, and thus have assumed a zero percent dividend yield.

Using the Black-Scholes option valuation model, the weighted average estimated fair values of employee stock options granted in fiscal years 2011, 2010, and 2009, were $9.61, $2.89, and $2.82, respectively.

During fiscal year 2011, we received a net $31.0 million from the exercise of 4.7 million stock options granted under the Company’s Stock Plans.

The total intrinsic value of stock options exercised during fiscal year 2011, 2010, and 2009 was $50.4 million, $0.8 million, and $0.9 million, respectively. Intrinsic value represents the difference between the market value of the Company’s common stock at the time of exercise and the strike price of the stock option.

As of March 26, 2011, approximately 14.4 million shares of common stock were reserved for issuance under the Stock Option Plans.

Additional information with respect to stock option activity is as follows (in thousands, except per share amounts):

		Outstanding Options
			Weighted
	Options Available		Average
	for Grant	Number	Exercise Price

Balance, March 29, 2008	13,812	8,536	$7.94
Option plans terminated	(652)	—	—
Options granted	(2,117)	2,068	5.18
Options exercised	—	(501)	4.72
Options forfeited	1,061	(436)	6.71
Options expired	—	(604)	9.31

Balance, March 28, 2009	12,104	9,063	$7.45
Option plans terminated	(477)	—	—
Options granted	(2,471)	2,471	5.53
Options exercised	—	(401)	5.01
Options forfeited	774	(264)	5.44
Options expired	—	(490)	9.63

Balance, March 27, 2010	9,930	10,379	$6.74
Option plans terminated	(300)	—	—
Options granted	(1,927)	977	16.75
Options exercised	—	(4,718)	6.57
Options forfeited	472	(153)	5.90
Options expired	—	(304)	23.68

Balance, March 26, 2011	8,175	6,181	$7.63

Additional information with regards to outstanding options that are vesting, expected to vest, or exercisable as of March 26, 2011 is as follows (in thousands, except per share amounts):

		Weighted	Weighted Average
	Number of	Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Term (years)	Intrinsic Value

Vested and expected to vest	5,791	$7.53	7.32	$79,033
Exercisable	2,919	$6.97	6.35	$41,423

In accordance with the provisions of FASB ASC Topic 718, “Compensation — Stock Compensation,” stock options outstanding that are expected to vest are presented net of estimated future option forfeitures, which are estimated as compensation costs are recognized. Options with a fair value of $6.7 million, $4.4 million, and $4.2 million became vested during fiscal years 2011, 2010, and 2009, respectively.

The following table summarizes information regarding outstanding and exercisable options as of March 26, 2011 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
		Contractual Life	Average Exercise	Number	Average
Range of Exercise Prices	Number	(years)	Price	Exercisable	Exercise Price

$ 1.83 - $ 5.20	489	5.41	$4.31	318	$4.34
$ 5.25 - $ 5.25	1,012	7.52	5.25	406	5.25
$ 5.27 - $ 5.53	132	8.15	5.48	43	5.49
$ 5.55 - $ 5.55	1,605	8.53	5.55	427	5.55
$ 5.66 - $ 6.17	233	6.46	5.73	160	5.75
$ 6.51 - $ 6.51	720	6.48	6.51	536	6.51
$ 6.56 - $ 7.87	818	5.90	7.43	672	7.50
$ 8.06 - $16.25	786	8.05	13.47	210	9.18
$16.40 - $22.51	366	8.90	19.08	147	19.39
$23.33 - $23.33	20	9.93	23.33	0	0.00

	6,181	7.41	$7.63	2,919	$6.97

As of March 26, 2011, and March 27, 2010, the number of options exercisable was 2.9 million and 5.9 million, respectively.

Restricted Stock Awards

The Company periodically grants restricted stock awards (“RSA’s”) to select employees. The grant date for these awards is equal to the measurement date and the awards are valued as of the measurement date and amortized over the requisite vesting period. Generally, the current unreleased RSA awards vest 100 percent on the fourth anniversary of the grant date. A summary of the activity for RSA’s in fiscal year 2011, 2010 and 2009 is presented below (in thousands, except per share amounts):

		Weighted
		Average
		Grant Date	Aggregate
	Number of	Fair Value	Intrinsic
	Shares	(per share)	value(1)

March 29, 2008	61	$7.75
Granted	48	5.73
Vested	(15)	7.75	86
Forfeited	(21)	8.23

March 28, 2009	73	6.86
Granted	—	—
Vested	(11)	6.98	55
Forfeited	(13)	6.05

March 27, 2010	49	$6.20
Granted	5	17.28
Vested	(7)	7.35	134
Forfeited	(2)	7.35

March 26, 2011	45	$7.21

(1) Represents the value of Cirrus stock on the date that the restricted stock vested.

The weighted average remaining recognition period for RSA’s outstanding as of March 26, 2011 was 1.27 years. RSA’s with a fair value of $37 thousand, $65 thousand, and $62 thousand became vested during fiscal years 2011, 2010, and 2009, respectively.

Restricted Stock Units

Commencing in fiscal year 2011, the Company began granting restricted stock units (“RSU’s”) to select employees. These awards are valued as of the grant date and amortized over the requisite vesting period. Generally, RSU’s vest 100 percent on the third anniversary of the grant date. Each full value award, including RSU’s and RSA’s, reduce the total shares available for grant under the 2006 option plan at a rate of 1.5 shares per RSA or RSU granted. As of March 26, 2011, approximately 1.0 million shares attributable to RSU awards were reserved for issuance under the Option Plans, which includes the additional shares associated with this full value award multiplier. A summary of the activity for RSU’s in fiscal year 2011 is presented below (in thousands, except per share amounts):

			Weighted Average
		Weighted	Remaining
		Average	Contractual Term
	Shares	Fair Value	(years)

March 27, 2010	—	—	—
Granted	628	$16.41	—
Vested	—	—	—
Forfeited	(8)	—	—

March 26, 2011	620	$16.41	2.54

Additional information with regards to outstanding restricted stock units that are vesting or expected to vest as of March 26, 2011 is as follows (in thousands, except year reference):

Weighted Average
		Weighted	Remaining
		Average	Contractual Term
	Shares	Fair Value	(years)

Vested and expected to vest	466	$16.41	2.54

RSU’s outstanding that are expected to vest are presented net of estimated future forfeitures, which are estimated as compensation costs are recognized. No RSU’s became vested during fiscal year 2011.

14.	Accumulated Other Comprehensive Loss

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

The following table summarizes the changes in the components of accumulated other comprehensive loss (in thousands):

	Foreign	Unrealized Gains
	Currency	(Losses) on Securities	Total

Balance, March 28, 2009	$(770)	$194	$(576)
Current-period activity	—	(73)	(73)

Balance, March 27, 2010	(770)	121	(649)
Current-period activity	—	(105)	(105)

Balance, March 26, 2011	$(770)	$16	$(754)

15.	Income Taxes

Income before income taxes consisted of (in thousands):

	Year Ended
	March 26,	March 27,	March 28,
	2011	2010	2009

United States	$83,569	$24,289	$3,739
Non-U.S.	645	2,394	2,418

	$84,214	$26,683	$6,157

The provision (benefit) for income taxes consists of (in thousands):

	Year Ended
	March 26, 2011	March 27, 2010	March 28, 2009

Current:
Federal	$26,264	$(75)	$(142)
State	901	8	6
Non-U.S.	204	264	167

Total current tax provision	$27,369	$197	$31

Deferred:
U.S.	$(146,746)	$(11,787)	$2,660
Non-U.S.	88	(125)	(9)

Total deferred tax provision (benefit)	(146,658)	(11,912)	2,651

Total tax provision (benefit)	$(119,289)	$(11,715)	$2,682

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal rate to pretax income as follows (in percentages):

	Year Ended
	March 26,	March 27,	March 28,
	2011	2010	2009

Expected income tax provision at the U.S. federal statutory rate	35.0	35.0	35.0
Foreign earnings repatriation	—	—	—
In-process research and development	—	—	—
Valuation allowance changes affecting the provision of income taxes	(178.6)	(80.5)	(12.4)
Foreign taxes at different rates	0.1	(2.7)	(11.6)
Foreign earnings taxed in the U.S.	—	0.2	6.6
Refundable R&D credit	—	(0.3)	(2.3)
Stock compensation	(0.1)	4.2	17.3
Nondeductible expenses	1.1	0.4	11.3
Other	0.9	(0.2)	(0.3)

Provision (benefit) for income taxes	(141.6)	(43.9)	43.6

Significant components of our deferred tax assets and liabilities are (in thousands):

	Year Ended
	March 26,	March 27,
	2011	2010

Deferred tax assets:
Inventory valuation	$4,494	$2,617
Accrued expenses and allowances	3,017	3,127
Net operating loss carryforwards	131,331	168,832
Research and development tax credit carryforwards	37,464	33,552
State tax credit carryforwards	250	532
Capitalized research and development	14,773	20,353
Depreciation and Amortization	159	315
Other	14,807	15,287

Total deferred tax assets	$206,295	$244,615
Valuation allowance for deferred tax assets	(68,380)	(226,213)

Net deferred tax assets	$137,915	$18,402

Deferred tax liabilities:
Acquisition intangibles	$5,861	$6,393

Total deferred tax liabilities	$5,861	$6,393

Total net deferred tax assets	$132,054	$12,009

These net deferred tax assets have been categorized on the Consolidated Balance Sheets as follows:

	March 26,	March 27,
	2011	2010

Current deferred tax assets	$30,797	$12,549
Long-term deferred tax assets	102,136	339
Long-term deferred tax liabilities	(879)	(879)

Total net deferred tax assets	$132,054	$12,009

The current and long-term deferred tax assets are disclosed separately under their respective captions on the consolidated balance sheets, while the long term deferred tax liabilities are aggregated under the caption “Other long- term liabilities” on the consolidated balance sheets.

The valuation allowance decreased by $157.8 million in fiscal year 2011 and decreased by $26.3 million in fiscal year 2010. During fiscal year 2011, the Company evaluated the ability to realize its deferred tax assets by using a three year forecast to determine the amount of net operating losses and other deferred tax assets that would be utilized if we achieved the results set forth in our three year forecast. The Company limited the forecast period to three years because of the cyclical and competitive nature of the semiconductor industry, and the Company’s reliance on a key customer who accounted for approximately 47 percent of total sales in fiscal year 2011. There can be no assurance that we will achieve the results set forth in our three year forecast and our actual results may differ materially from our forecast.

At the end of fiscal year 2011, after the release of a significant portion of the valuation allowance, the Company has a remaining valuation allowance of $68.4 million of its deferred tax assets. Of that amount, there is approximately $30.5 million of deferred tax assets that may never be recognized because they pertain to federal or state tax credits that may expire before being utilized.

At March 26, 2011, we had federal net operating loss carryforwards of $423.7 million. Of that amount, $27.9 million relates to companies we acquired during fiscal year 2002 and are, therefore, subject to certain limitations under Section 382 of the Internal Revenue Code. Because the Company has elected the “with and without” method for purposes of tracking its excess stock deductions, the amount of Federal net operating loss included in deferred tax assets is $350.6 million which yields a tax effected deferred tax asset of $122.7 million. The Company has $73.1 million of excess stock deductions which are not included in deferred tax assets. The tax benefit from these deductions will increase additional paid-in capital when they are deemed realized under the “with and without” method. We have net operating losses in various states that total $104.9 million. The federal net operating loss carryforwards expire in fiscal years 2019 through 2029. The state net operating loss carryforwards expire in fiscal years 2012 through 2029. We also have non-U.S. net operating losses of $1.9 million which do not expire.

There are federal research and development credit carryforwards of $22.8 million that expire in fiscal years 2012 through 2031. There are $14.7 million of state research and development credits. Of that amount, $3.0 million will expire in fiscal years 2022 through 2027. The remaining $11.7 million of state research and development credits are not subject to expiration.

We have approximately $339 thousand of cumulative undistributed earnings in certain non-U.S. subsidiaries. We have not recognized a deferred tax liability on these undistributed earnings because the Company currently intends to reinvest these earnings in operations outside the U.S. The unrecognized deferred tax liability on these earnings is approximately $121 thousand. With our current tax attributes, if the earnings were distributed, we would most likely not accrue any additional current income tax expense because this income would be offset by our net operating loss carryforwards and other future deductions.

We record unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at March 27, 2010	$85
Additions based on tax positions related to the current year	—
Reductions for tax positions of prior years	—
Settlements	—
Reductions related to expirations of statutes of limitation	(85)

Balance at March 26, 2011	$0

The Company does not believe that its unrecognized tax benefits will significantly increase or decrease during the next 12 months.

We accrue interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. We did not record any interest or penalties during fiscal year 2011.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Fiscal years 2008 through 2011 remain open to examination by the major taxing jurisdictions to which we are subject. During fiscal year 2010, the Internal Revenue Service issued a “no change” letter in connection with the audit of our fiscal year 2006 federal income tax return.

16.	Patent Agreement, Net

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

17.	Segment Information

We determine our operating segments in accordance with FASB ASC Topic 280, “Segment Reporting.” Our Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

The Company operates and tracks its results in one reportable segment based on the aggregation of activity from its two product lines under ASC Topic 280. Our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources, rather than detailed information at a product line level. Additionally, our product lines have similar characteristics and customers. They share operations support functions such as sales, public relations, supply chain management, various research and development and engineering support, in addition to the general and administrative functions of human resources, legal, finance and information technology. Therefore, there is no complete, discrete financial information maintained for these product lines. Revenue from our product lines are as follows (in thousands):

	Year Ended
	March 26,	March 27,	March 28,
	2011	2010	2009

Audio products	$264,840	$153,661	$97,293
Energy products	104,731	67,328	77,349

Total	$369,571	$220,989	$174,642

Geographic Area

The following illustrates sales by geographic locations based on the sales office location (in thousands):

	Year Ended
	March 26, 2011	March 27, 2010	March 28, 2009

United States	$66,701	$47,936	$53,309
United Kingdom	27,398	17,156	26,006
China	205,775	103,992	46,266
Hong Kong	9,216	5,611	5,937
Japan	16,902	12,335	10,062
South Korea	12,413	10,134	7,021
Taiwan	13,073	10,585	10,862
Other Asia	16,012	12,381	12,408
Other non-U.S. countries	2,081	859	2,771

Total consolidated sales	$369,571	$220,989	$174,642

The following illustrates property, plant and equipment, net, by geographic locations, based on physical location (in thousands):

	Year Ended
	March 26, 2011	March 27, 2010

United States	$33,977	$18,449
United Kingdom	29	9
China	117	104
Hong Kong	3	10
Japan	377	23
South Korea	4	25
Taiwan	44	38
Other Asia	12	16

Total consolidated property, plant and equipment, net	$34,563	$18,674

18.	Quarterly Results (Unaudited)

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

The unaudited quarterly statement of operations data for each quarter of fiscal years 2011 and 2010 were as follows (in thousands, except per share data):

	Fiscal Year 2011
	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
	(6)	(5)	(4)

Net sales	$91,433	$95,625	$100,598	$81,915
Gross margin	46,018	52,462	56,780	46,735
Net income	130,406	24,621	30,874	17,602
Basic income per share	$1.91	$0.36	$0.45	$0.26
Diluted income per share	1.80	0.34	0.42	0.25

	Fiscal Year 2010
	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
	(3)		(2)	(1)

Net sales	$62,639	$65,162	$55,674	$37,514
Gross margin	35,284	34,886	28,974	19,587
Net income	20,358	11,055	6,764	221
Basic income per share	$0.31	$0.17	$0.10	$—
Diluted income per share	0.31	0.17	0.10	—

(1)	Net income was favorably impacted by a $2.7 million benefit for litigation expenses related to the receipt of proceeds from our insurance carrier as part of the final settlement of the derivative lawsuits described in Note 9, Legal Matters.

(2)	Net income was favorably impacted by the receipt of $1.4 million from a Patent Purchase Agreement for the sale of certain Company owned patents.

(3)	Net income was favorably impacted by an $11.8 million benefit to tax expense to decrease the valuation allowance on our U.S. deferred tax assets.

(4)	Net income was favorably impacted by a $4.0 million gain on the sale of certain Company owned patents and a $1.6 million benefit to tax expense to decrease the valuation allowance on our U.S. deferred tax assets.

(5)	Net income was favorably impacted by a $1.3 million benefit to tax expense to decrease the valuation allowance on our U.S. deferred tax assets.

(6)	Net income was favorably impacted by a $117.0 million benefit to tax expense to decrease the valuation allowance on our U.S. deferred tax assets, which was partially offset by reduced gross margins attributable to a charge of approximately $4.2 million due to a production issue with a new audio device that entered high volume production in March 2011.

19.	Subsequent Event

The Company has made additional repurchases under the previously announced $80 million stock repurchase program. For the period March 27, 2011 through May 24, 2011, the Company has repurchased and retired approximately 3.5 million shares of Cirrus common stock at a cost of approximately $55.3 million.

In addition, on March 15, 2011, we entered into an Agreement relating to the purchase of certain real property near our new headquarters facility in Austin, Texas. Pursuant to the Agreement, we agreed to purchase the property for $3.35 million subject to the completion of our due diligence. We have substantially completed our due diligence and expect to complete the transaction during the June quarter.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(c) and 15d-15(e)) as of March 26, 2011. Based on that evaluation, the Company’s CEO and CFO have concluded that such disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company required to be included in its periodic reports filed with the SEC.

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

Based on its assessment of internal control over financial reporting, management has concluded that our internal control over financial reporting was effective as of March 26, 2011, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting as of March 26, 2011, included in Item 8 of this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 26, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

The information set forth in the Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on July 28, 2011 under the headings Corporate Governance - Board Meetings and Committees, Corporate Governance — Audit Committee, Proposals to be Voted on — Proposal No. 1 — Election of Directors, Summary of Executive Compensation, and Section 16(a) Beneficial Ownership Reporting Compliance is incorporated herein by reference.

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

ITEM 14.	Principal Accountant Fees and Services

The information set forth in the Proxy Statement under the heading Audit and Non-Audit Fees and Services is incorporated herein by reference.

PART IV

ITEM 15.	Exhibit and Financial Statement Schedules

(a)  The following documents are filed as part of this Report:

1.	Consolidated Financial Statements

▪	Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm.

▪	Consolidated Balance Sheets as of March 26, 2011, and March 27, 2010.

▪	Consolidated Statements of Operations for the fiscal years ended March 26, 2011, March 27, 2010, and March 28, 2009.

▪	Consolidated Statements of Cash Flows for the fiscal years ended March 26, 2011, March 27, 2010, and March 28, 2009.

▪	Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 26, 2011, March 27, 2010, and March 28, 2009.

▪	Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

3.	Exhibits

The following exhibits are filed as part of or incorporated by reference into this Report:

3.1	Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (1)
3.2	Amended and Restated Bylaws of Registrant. (2)
10.1+	1990 Directors’ Stock Option Plan, as amended. (3)
10.2+	Cirrus Logic, Inc. 1996 Stock Plan, as amended and restated as of December 4, 2007. (4)
10.3+	2002 Stock Option Plan, as amended. (5)
10.4+	Cirrus Logic, Inc. 2006 Stock Incentive Plan. (6)
10.5+	Form of Stock Option Agreement for options granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (14)
10.6+	Form of Notice of Grant of Stock Option for options granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (6)
10.7+	Form of Stock Option Agreement for Outside Directors under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (7)
10.8+	Form of Restricted Stock Award Agreement under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (8)
10.9+	Form of Restricted Stock Unit Agreement for U.S. Employees under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (14)
10.10+	Form of Notice of Grant of Restricted Stock Units granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (14)
10.11+	2007 Executive Severance and Change of Control Plan, effective as of October 1, 2007. (9)

10.12+	2007 Management and Key Individual Contributor Incentive Plan, as amended on February 15, 2008. (10)
10.13	Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant, dated November 10, 2000, for 197,000 square feet located at 2901 Via Fortuna, Austin, Texas. (1)
10.14	Amendment No. 1 to Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant dated November 10, 2000. (11)
10.15	Amendment No. 2 to Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant dated November 10, 2000. (5)
10.16	Amendment No. 3 to Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant dated November 10, 2000. (12)
10.17	The Revised Stipulation of Settlement dated March 10, 2009 (13)
10.18	Purchase and Sale Agreement by and between Fortis Communities-Austin, L.P. and Registrant dated March 24, 2010. (15)
10.19	First Amendment to Purchase and Sale Agreement by and between Fortis Communities-Austin, L.P. and Registrant dated May 14, 2010. (15)
10.20	Second Amendment to Purchase and Sale Agreement by and between Fortis Communities-Austin, L.P. and Registrant dated June 7, 2010. (16)
10.21	General Contractors Agreement by Registrant dated January 25, 2011. (17)
14	Code of Conduct. (18)
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see signature page).
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensatory plan or arrangement.

*	Filed with this Form 10-K.

#	Not considered to be “filed” for the purposes of section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

(1)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the SEC on June 22, 2001 (Registration No. 000-17795).

(2)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on September 21, 2005.

(3)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed with the SEC on August 8, 2001 (Registration No. 333-67322).

(4)	Incorporated by reference from Registrant’s Report on Form 10-Q filed with the SEC on January 30, 2008.

(5)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 29, 2003, filed with the SEC on June 13, 2003 (Registration No. 000-17795).

(6)	Incorporated by reference from Registration’s Statement on Form S-8 filed with the SEC on August 1, 2006.

(7)	Incorporated by reference from Registrant’s Report on Form 10-Q filed with the SEC on August 1, 2007.

(8)	Incorporated by reference from Registrant’s Report on Form 10-Q filed with the SEC on November 5, 2007.

(9)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on October 3, 2007.

(10)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 29, 2008, filed with the SEC on May 29, 2008 (Registration No. 000-17795).

(11)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 30, 2002, filed with the SEC on June 19, 2002 (Registration No. 000-17795).

(12)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 25, 2006, filed with the SEC on May 25, 2006 (Registration No. 000-17795).

(13)	Incorporated by reference from Registrant’s Report on Form 10-Q filed with the SEC on April 1, 2009.

(14)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on October 7, 2010.

(15)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 27, 2010, filed with the SEC on June 1, 2010.

(16)	Incorporated by reference from Registrant’s Report on Form 10-Q filed with the SEC on July 20, 2010.

(17)	Incorporated by reference from Registrant’s Report on Form 10-Q filed with the SEC on January 27, 2011.

(18)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 27, 2004, filed with the SEC on June 9, 2004 (Registration No. 000-17795).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

CIRRUS LOGIC, INC.

By:	/s/ Thurman K. Case
Thurman K. Case
Vice President, Chief Financial Officer and
Chief Accounting Officer
May 25, 2011

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities and on the dates indicated have signed this report below:

Signature	Title	Date

/s/ Michael L. Hackworth Michael L. Hackworth	Chairman of the Board and Director	May 25, 2011

/s/ Jason P. Rhode Jason P. Rhode	President and Chief Executive Officer	May 25, 2011

/s/ Thurman K. Case Thurman K. Case	Vice President, Chief Financial Officer and Chief Accounting Officer	May 25, 2011

/s/ John C. Carter John C. Carter	Director	May 25, 2011

/s/ Timothy R. Dehne Timothy R. Dehne	Director	May 25, 2011

/s/ D. James Guzy D. James Guzy	Director	May 25, 2011

/s/ William D. Sherman William D. Sherman	Director	May 25, 2011

/s/ Robert H. Smith Robert H. Smith	Director	May 25, 2011

Exhibit Index

The following exhibits are filed or furnished as part of this Report:

Number	Description

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page).
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.