Form 10-Q
period 2011-06-25
CIRRUS LOGIC INC
filed 2011-07-25
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 20, 2011 was 65,201,100.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED JUNE 25, 2011

Part I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	June 25,	March 26,
	2011	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,490	$37,039
Restricted investments	5,755	5,786
Marketable securities	107,016	159,528
Accounts receivable, net	41,967	39,098
Inventories	46,851	40,497
Deferred tax assets	30,800	30,797
Other current assets	8,042	6,725

Total current assets	281,921	319,470

Long-term marketable securities	1,334	12,702
Property and equipment, net	42,465	34,563
Goodwill and intangibles, net	25,532	26,152
Deferred tax assets	97,152	102,136
Other assets	8,566	1,598

Total assets	$456,970	$496,621

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,063	$27,639
Accrued salaries and benefits	8,120	12,402
Other accrued liabilities	7,505	5,169
Deferred income	9,745	6,844

Total current liabilities	56,433	52,054

Long-term obligations	6,666	6,188

Stockholders’ equity:
Capital stock	994,746	991,947
Accumulated deficit	(600,126)	(552,814)
Accumulated other comprehensive loss	(749)	(754)

Total stockholders’ equity	393,871	438,379

Total liabilities and stockholders’ equity	$456,970	$496,621

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts; unaudited)

	Three Months Ended
	June 25,	June 26,
	2011	2010

Net sales	$92,242	$81,915
Cost of sales	44,533	35,180

Gross margin	47,709	46,735

Operating expenses:
Research and development	18,767	15,092
Selling, general and administrative	14,606	14,011
Provision for litigation expenses and settlements	—	135

Total operating expenses	33,373	29,238

Income from operations	14,336	17,497

Interest income, net	154	228
Other income (expense), net	(17)	32

Income before income taxes	14,473	17,757
Provision for income taxes	5,295	155

Net income	$9,178	$17,602

Basic income per share:	$0.14	$0.26

Diluted income per share:	$0.13	$0.25

Basic weighted average common shares outstanding:	67,099	66,639
Diluted weighted average common shares outstanding:	70,445	70,755
The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three Months Ended
	June 25,	June 26,
	2011	2010
Cash flows from operating activities:
Net income	$9,178	$17,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,262	1,921
Stock compensation expense	2,442	1,356
Deferred income taxes	4,981	—
Loss on retirement or writeoff of long-lived assets	2	53
Other non-cash charges	—	7
Net change in operating assets and liabilities:
Accounts receivable, net	(2,869)	(10,573)
Inventories	(6,354)	(7,019)
Other assets	(2,794)	(517)
Accounts payable and other accrued liabilities	675	6,946
Deferred income	2,901	2,073
Income taxes payable	193	54

Net cash provided by operating activities	10,617	11,903

Cash flows from investing activities:
Additions to property, equipment and software	(8,162)	(3,720)
Investments in technology	(6,095)	(307)
Purchase of marketable securities	(34,066)	(7,786)
Proceeds from sale and maturity of marketable securities	97,951	18,192
Decrease (increase) in restricted investments	31	(500)
Decrease in deposits and other assets	308	12

Net cash provided by investing activities	49,967	5,891

Cash flows from financing activities:
Repurchase and retirement of common stock	(56,493)	—
Net proceeds from the issuance of common stock	360	12,255

Net cash provided by (used in) financing activities	(56,133)	12,255

Net increase in cash and cash equivalents	4,451	30,049

Cash and cash equivalents at beginning of period	37,039	16,109

Cash and cash equivalents at end of period	$41,490	$46,158

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
The consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. (“we,” “us,” “our,” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). The accompanying unaudited consolidated condensed financial statements do not include complete footnotes and financial presentations. As a result, these financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended March 26, 2011, included in our Annual Report on Form 10-K filed with the Commission on May 25, 2011. In our opinion, the financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows, for those periods presented. The preparation of financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year. Certain reclassifications have been made to the 2011 fiscal year presentation to conform to the fiscal year 2012 presentation. This reclassification had no effect on the results of operations or stockholders’ equity.
2. Recently Issued Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Accounting Standards Codification (“ASC”) Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU result in common fair value measurement and disclosure requirements in U.S. GAAP and international financial reporting standards (“IFRS”). Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. To improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. The ASU also provides for certain changes in current GAAP disclosure requirements, for example with respect to the measurement of level 3 assets and for measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity. The amendments in this ASU are to be applied prospectively, and are effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not anticipated to have a material impact on our consolidated financial position, results of operations or cash flows.
In May 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220) — Presentation of Comprehensive Income. The amendments from this update will result in more converged guidance on how comprehensive income is presented under both U.S. GAAP and IFRS. With this update to ASC 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it affect how earnings per share is calculated or presented. Current U.S. GAAP allows reporting entities three alternatives for presenting other comprehensive income and its components in financial statements. One of those presentation options is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update eliminates that option. The amendments in this ASU should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not anticipated to have a material impact on our consolidated financial position, results of operations or cash flows.

3. Fair Value of Financial Instruments
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
As of June 25, 2011, the Company’s cash and cash equivalents and restricted investments of $47.2 million, and short and long-term investments of $108.4 million, were valued using quoted prices generated by market transactions involving identical assets, or Level 1 assets, as defined under FASB ASC Topic 820.
The following table summarizes the carrying amount and fair value of the Company’s financial instruments (in thousands):

	June 25, 2011		March 26, 2011
	Carrying		Carrying
Financial instruments	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$41,490	$41,490	$37,039	$37,039
Restricted investments	5,755	5,755	5,786	5,786
Marketable securities	107,016	107,016	159,528	159,528
Long-term marketable securities	1,334	1,334	12,702	12,702

	$155,595	$155,595	$215,055	$215,055

Financial assets with carrying amounts approximating fair value include cash and cash equivalents, restricted investments, and marketable securities. The carrying amount of these financial assets approximates fair value because of their short maturity. The fair values of long-term marketable securities are valued using quoted prices generated by market transactions involving identical assets.
The Company’s investments that have original maturities greater than 90 days have been classified as available-for-sale securities in accordance with ASC Topic 320 — “Investments — Debt and Equity Securities.” Marketable securities are categorized on the consolidated condensed balance sheet as restricted investments and marketable securities, as appropriate.

The following table is a summary of available-for-sale securities at June 25, 2011 (in thousands):

				Estimated
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)

Corporate securities — U.S.	$43,723	$26	$(30)	$43,719
U.S. Government securities	21,485	9	—	21,494
Agency discount notes	10,841	6	—	10,847
Commercial paper	32,280	10	—	32,290

Total securities	$108,329	$51	$(30)	$108,350

The Company’s specifically identified gross unrealized losses of $30 thousand relates to ten different securities with amortized costs of approximately $21.5 million at June 25, 2011. The securities with gross unrealized losses have been in a continuous unrealized loss position for less than 12 months as of June 25, 2011.
The following table is a summary of available-for-sale securities at March 26, 2011 (in thousands):

				Estimated
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)

Corporate securities — U.S.	$64,228	$22	$(38)	$64,212
U.S. Government securities	35,268	13	—	35,281
Agency discount notes	16,588	5	(2)	16,591
Commercial paper	56,130	23	(7)	56,146

Total securities	$172,214	$63	$(47)	$172,230

The Company’s specifically identified gross unrealized losses of $47 thousand relates to 28 different securities with a total amortized cost of approximately $61.8 million at March 26, 2011. The securities with gross unrealized losses had been in a continuous unrealized loss position for less than 12 months as of March 26, 2011.
4. Accounts Receivable, net
The following are the components of accounts receivable, net (in thousands):

	June 25,	March 26,
	2011	2011

Gross accounts receivable	$42,399	$39,519
Allowance for doubtful accounts	(432)	(421)

	$41,967	$39,098

5. Inventories
Inventories are comprised of the following (in thousands):

	June 25,	March 26,
	2011	2011

Work in process	$24,989	$22,048
Finished goods	21,862	18,449

	$46,851	$40,497

The increase in inventory balances at June 25, 2011, as compared to March 26, 2011, is primarily related to the expected increased demand for our products, and reflects planned inventory builds.
6. Income Taxes
We recorded income tax expense of $5.3 million, primarily a non-cash charge, on pre-tax income of $14.5 million for the first quarter of fiscal year 2012, yielding an effective tax rate of 36.6 percent. Our income tax expense for the first quarter of fiscal year 2012 is based on an estimated effective tax rate derived from an estimate of consolidated earnings before taxes, adjusted for nondeductible expenses and other permanent differences for fiscal year 2012. The estimated effective tax rate was impacted primarily by the worldwide mix of consolidated earnings before taxes. Our income tax expense for the first quarter of fiscal year 2012 was slightly above the federal statutory rate primarily due to the effect of state income taxes and nondeductible expenses.
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
We had no unrecognized tax benefits as of June 25, 2011. We do not expect our unrecognized tax benefits to change significantly over the next 12 months. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of June 25, 2011, the balance of accrued interest and penalties was zero. No interest or penalties were incurred during the first quarter of fiscal year 2012.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Fiscal years 2008 through 2011 remain open to examination by the major taxing jurisdictions to which we are subject.
7. Net Income Per Share
Basic net income per share is based on the weighted effect of common shares issued and outstanding and is calculated by dividing net income by the basic weighted average shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares used in the basic net income per share calculation, plus the equivalent number of common shares that would be issued assuming exercise or conversion of all potentially dilutive items outstanding.

The weighted average outstanding options excluded from our diluted calculation for the quarters ended June 25, 2011, and June 26, 2010, were 901,000, and 620,000, respectively, as the strike price of the options exceeded the average market price during the respective periods.
8. Legal Matters
During the first quarter of fiscal year 2011, the Company incurred $135 thousand in settlement costs related to a dispute with a former distributor of the Company’s products. This transaction is reflected as a separate line item on the consolidated condensed statement of operations in operating expenses under the caption “Provision for litigation expenses and settlements.”
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
9. Stockholder’s Equity
Common Stock
The Company issued 0.1 million and 2.0 million shares of common stock, respectively, for the three month periods ending June 25, 2011, and June 26, 2010, in connection with stock option exercises during the periods.
Comprehensive Income
The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended
	June 25,	June 26,
	2011	2010
Net income	$9,178	$17,602
Adjustments to arrive at comprehensive income:
Change in unrealized gain on marketable securities	5	(100)

Comprehensive income	$9,183	$17,502

Share Repurchase Program
On November 4, 2010, we announced that a new $80 million share repurchase program had been approved by our Board of Directors. In the third quarter of fiscal year 2011, 216 thousand shares were repurchased at a cost of $2.8 million, or an average price of $12.80 per share. In the first quarter of fiscal year 2012, the Company completed the repurchase of approximately 3.5 million shares of the Company’s stock, at a total cost of $56.5 million, or an average cost of $15.94 per share. As of June 25, 2011, approximately $20.7 million remains available for share repurchases under this $80 million share repurchase program. All shares of our common stock that were repurchased were cancelled and retired.

10. Segment Information
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
Revenue from our product lines are as follows (in thousands):

	Three Months Ended
	June 25,	June 26,
	2011	2010

Audio Products	$71,119	$53,988
Energy Products	21,123	27,927

	$92,242	$81,915

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read along with the unaudited consolidated condensed financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 26, 2011, contained in our fiscal year 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“Commission”) on May 25, 2011. We maintain a web site at investor.cirrus.com, which makes available free of charge our most recent annual report and all other filings we have made with the SEC. This Management’s Discussion and Analysis of Financial Condition and Results of Operations and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management. In some cases, forward-looking statements are identified by words such as “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” “intend,” and variations of these types of words and similar expressions which are intended to identify these forward-looking statements. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.
Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in “Item 1A — Risk Factors Affecting our Business and Prospects” in our 2011 Annual Report on Form 10-K filed with the Commission on May 25, 2011. Readers should carefully review these risk factors, as well as those identified in other documents filed by us with the Commission.

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
Critical Accounting Policies
Our discussion and analysis of the Company’s financial condition and results of operations are based upon the unaudited consolidated condensed financial statements included in this report, which have been prepared in accordance with U. S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts. We evaluate the estimates on an on-going basis. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.
There were no material changes in the first quarter of fiscal year 2012 to the information provided under the heading “Critical Accounting Policies” included in our Annual Report on Form 10-K for the fiscal year ended March 26, 2011, which was filed with the Commission on May 25, 2011.

Results of Operations
The following table summarizes the results of our operations for the first quarter of fiscal years 2012 and 2011 as a percent of net sales. All percentage amounts were calculated using the underlying data in thousands, unaudited:

	Percentage of Net Sales
	Three Months Ended
	June 25,	June 26,
	2011	2010
Audio products	77%	66%
Energy products	23%	34%

Net sales	100%	100%
Cost of sales	48%	43%
Gross margin	52%	57%

Research and development	20%	18%
Selling, general and administrative	16%	17%
Provision for litigation expenses and settlements	—	1%

Total operating expenses	36%	36%

Income from operations	16%	21%

Interest income, net	0%	1%
Other income (expense), net	0%	0%

Income before income taxes	16%	22%
Provision for income taxes	6%	1%

Net income	10%	21%

Net Sales
Net sales for the first quarter of fiscal year 2012 increased $10.3 million, or 13 percent, to $92.2 million from $81.9 million for the first quarter of fiscal year 2011. Net sales from our audio products increased $17.1 million, or 32 percent, as compared to the comparable period from the prior fiscal year and were attributable to increased sales in our portable products. Energy product sales decreased $6.8 million, or 24 percent, during the first quarter of fiscal year 2012 versus the comparable quarter of the prior fiscal year. These decreases were attributable to sales reductions across various products within the energy product line and in particular certain end of life products.
Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 86 percent and 80 percent of net sales during the first quarter of fiscal years 2012 and 2011, respectively. Our sales are denominated primarily in U.S. dollars. As a result, we have not entered into foreign currency forward exchange and option contracts.
Since the components we produce are largely proprietary and generally not available from second sources, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, from an external sales representative or distributor, or through a third party manufacturer contracted to produce their designs. For the first quarter of fiscal years 2012 and 2011, our ten largest end customers represented approximately 68 percent and 54 percent of our sales, respectively.

Sales to one end customer, Apple Inc., which purchased through multiple contract manufacturers, represented approximately 53 percent and 34 percent of the Company’s total sales for the first quarter of fiscal years 2012 and 2011, respectively.
We had one distributor, Avnet Inc., which represented 20 percent and 29 percent of our sales for the first quarter of fiscal years 2012 and 2011, respectively.
No other end customer or distributor represented more than 10 percent of net sales for the three month periods ending June 25, 2011 or June 26, 2010.
Gross Margin
Gross margin was 51.7 percent in the first quarter of fiscal year 2012, down from 57.1 percent in the first quarter of fiscal year 2011. Gross margin during the current fiscal quarter was reduced by the residual effects of the production issue disclosed in our 2011 Form 10-K pertaining to the new audio device that ramped into high volume production in March 2011. Further, gross margin year over year was effected by a change in product mix primarily to higher revenue in our Audio products combined with a reduction in revenue from our Energy products.
Research and Development Expense
Research and development expense for the first quarter of fiscal year 2012 was $18.8 million, an increase of $3.7 million, or 24.4 percent, from $15.1 million in the first quarter of fiscal year 2011. This increase was primarily due to a 21 percent increase in research and development headcount and the associated employee related expenses including salaries and wages and equity expenses, coupled with higher integrated circuit design tool expenses and equipment.
Selling, General and Administrative Expense
Selling, general and administrative (“SG&A”) expense in the first quarter of fiscal year 2012 was $14.6 million, an increase of $0.6 million, or 4.2 percent, from $14.0 million in the first quarter of fiscal year 2011. The increase was primarily attributable to employee related expenses and higher amortization related to purchased software.
Provision for Litigation Expenses and Settlements
During the first quarter of fiscal year 2011, the Company incurred $135 thousand in settlement costs related to a dispute with a former distributor of the Company’s products. This transaction is reflected as a separate line item on the consolidated condensed statement of operations in operating expenses under the caption “Provision for litigation expenses and settlements.”
Interest Income
Interest income in the first quarter of fiscal years 2012 and 2011 was $0.2 million and $0.2 million, respectively. The average invested capital balances on which interest was earned for the quarterly periods ending June 25, 2011, and June 26, 2010, was $185.3 million and $151.6 million, respectively.
Income Taxes
We recorded income tax expense of $5.3 million, primarily a non-cash charge, on pre-tax income of $14.5 million for the first quarter of fiscal year 2012, yielding an effective tax rate of 36.6 percent. Our income tax expense for the first quarter of fiscal year 2012 is based on an estimated effective tax rate derived from an estimate of consolidated earnings before taxes, adjusted for nondeductible expenses and other permanent differences for fiscal year 2012. The estimated effective tax rate was impacted primarily by the worldwide mix of consolidated earnings before taxes. Our income tax expense for the first quarter of fiscal year 2012 was slightly above the federal statutory rate primarily due to the effect of state income taxes and nondeductible expenses.

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
Recently Issued Accounting Pronouncements
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (ASC Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. To improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. The ASU also provides for certain changes in current GAAP disclosure requirements, for example with respect to the measurement of level 3 assets and for measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not anticipated to have a material impact on our consolidated financial position, results of operations or cash flows.
In May 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220) — Presentation of Comprehensive Income. The amendments from this update will result in more converged guidance on how comprehensive income is presented under both U.S. GAAP and IFRS. With this update to ASC 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it affect how earnings per share is calculated or presented. Current U.S. GAAP allows reporting entities three alternatives for presenting other comprehensive income and its components in financial statements. One of those presentation options is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update eliminates that option. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not anticipated to have a material impact on our consolidated financial position, results of operations or cash flows.
Liquidity and Capital Resources
We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, to make capital expenditures, repurchase our stock, make investments in marketable securities, and for strategic acquisitions. Our principal sources of liquidity are cash on hand, cash generated from operations, cash generated from the sale and maturity of marketable securities, and funds from equity issuances.

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain current assets and current liabilities. Our operational cash flows are affected by the ability of our operations to generate cash, and our management of our assets and liabilities, including both working capital and long-term assets and liabilities. Net cash provided by operating activities was $10.6 million for the first quarter of fiscal year 2012 as compared to $11.9 million for the corresponding period of fiscal year 2011. The primary source of cash from operations during the current quarter was related to the cash components of our net income, which was partially offset by an $8.2 million increase in working capital. Working capital fluctuates depending on end-market demand and our management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing materials and increase production. Our working capital, including cash, was $225.5 million at June 25, 2011 and $267.4 million at March 26, 2011.
Net cash provided by investing activities was $50.0 million during the first quarter of fiscal year 2012 as compared to $5.9 million during the first quarter of fiscal year 2011, primarily as a result of a net $63.9 million received from the sale and maturity of marketable securities. Further, we utilized $14.3 million for the purchase of property, equipment, software, and technology assets, including $5.8 million in integrated circuit design tool technology, $3.3 million for the purchase of additional land adjacent to our new headquarters facility currently under construction, and approximately $3.0 million in facility construction costs.
Net cash used in financing activities was $56.1 million during the first quarter of fiscal year 2012 as compared to $12.3 million provided by financing activities during the first quarter of fiscal year 2011. The use of cash was primarily attributable to the use of $56.5 million to repurchase 3.5 million shares of the Company’s common stock at an average price of $15.94 during the first quarter, as discussed previously in Note 9 — Stockholder’s Equity of the Notes to Consolidated Condensed Financial Statements contained in Item 1. This use of cash in financing activities was partially offset by the issuance of 62 thousand shares of common stock in connection with option exercises during the current quarterly period, which resulted in proceeds of $0.4 million. The cash generation during the first quarter of fiscal year 2011 was primarily attributable to the issuance of 2.0 million shares of common stock in connection with option exercises.
As of June 25, 2011, we had restricted cash of $5.8 million, which primarily secures certain obligations under our lease agreement for the headquarters and engineering facility in Austin, Texas. The cash restriction for this lease agreement is reduced to $2.6 million in September 2011 and expires in May 2012.
The Company commenced construction of our new headquarters facility in Austin, Texas during the fourth quarter of fiscal year 2011, with completion expected in the summer of calendar year 2012. We estimate that total facility construction costs will be approximately $30 million and will generally occur ratably throughout the construction process. As of June 25, 2011, approximately $4.7 million of these estimated expenditures have been incurred. In addition, we estimate that we will incur an additional $9 million in furniture, fixtures, and equipment in order to fully move our headquarters employees into this new facility. It is anticipated that the project will be funded internally from existing and future cash flows.
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
We are exposed to market risks associated with interest rates on our debt securities, currency movements on non-U.S. dollar denominated assets and liabilities, and the effect of market factors on the value of our non-marketable equity securities and marketable securities. We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. For a description of our market risks, see “Part II — Item 7A — Quantitative and Qualitative Disclosures about Market Risk” in our 2011 Form 10-K. There have been no significant changes to our exposure to market risks since we filed our 2011 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 25, 2011, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our controls and procedures are effective in timely alerting them to material information required to be included in this report.
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
In evaluating all forward-looking statements, readers should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements. Various risk factors associated with our business are included in our Annual Report on Form 10-K for the fiscal year ended March 26, 2011, as filed with the U.S. Securities and Exchange Commission (“Commission”) on May 25, 2011 and available at www.sec.gov. Other than as set forth below, there have been no material changes to those risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 26, 2011.

We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, any key customer or distributor could significantly reduce our sales.
While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our sales and adversely affect our business. For the first quarter of fiscal years 2012 and 2011, our ten largest end customers represented approximately 68 percent and 54 percent of our sales, respectively. We had one end customer, Apple Inc. that purchased through multiple contract manufacturers and represented approximately 53 percent and 34 percent of the Company’s total sales for the first quarter of fiscal years 2012 and 2011, respectively.
We had one distributor, Avnet Inc., which represented 20 percent and 29 percent of our sales for the first quarter of fiscal years 2012 and 2011, respectively. No other end customer or distributor represented more than 10 percent of net sales for the three month periods ending June 25, 2011 or June 26, 2010.
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
The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended June 25, 2011 (in thousands, except per share amounts):

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
	Total Number		Part of Publicly	May Yet be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plan or
Monthly Period	Purchased	Paid per Share	Programs	Programs (1)
March 27, 2011 – April 23, 2011	—	—	—	—

April 24, 2011 – May 21, 2011	1,919	$15.96	1,919	$46,599

May 22, 2011 – June 25, 2011	1,625	$15.91	1,625	$20,742

Total	3,544		3,544

(1)	In November 2010, our Board of Directors approved a common stock repurchase program that authorized us to purchase up to $80.0 million in common stock. The repurchases will be funded from existing cash and will be effected from time to time in accordance with applicable securities laws through the open market or in privately negotiated transactions. The timing of the repurchases and the actual amount purchased will depend on a variety of factors including the market price of the Company’s shares, general market and economic conditions, and other corporate considerations. The program does not have an expiration date, does not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company’s discretion. As of June 25, 2011, 3.8 million shares have been repurchased at a cost of $59.3 million, or an average price of $15.76 per share, under this program.

ITEM 6.	EXHIBITS
The following exhibits are filed as part of or incorporated by reference into this Report:

3.1		Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (1)
3.2		Amended and Restated Bylaws of Registrant. (2)
31.1	*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*#	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*#	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Form 10-Q.

#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

(1)	Incorporated by reference to exhibit 3.1 from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 22, 2001.

(2)	Incorporated by reference to exhibit 3.1 from Registrant’s Report of Form 8-K filed with the Commission on May 26, 2011.

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index accompanying this report and are incorporated herein by reference.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRRUS LOGIC, INC.
Date: July 25, 2011	By:	/s/ Thurman K. Case
Thurman K. Case
Chief Financial Officer and Principal Accounting Officer