Form 10-Q
period 2011-09-24
CIRRUS LOGIC INC
filed 2011-10-24
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of October 18, 2011 was 63,931,403.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED SEPTEMBER 24, 2011

Part I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	September 24,	March 26,
	2011	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,268	$37,039
Restricted investments	2,898	5,786
Marketable securities	100,130	159,528
Accounts receivable, net	44,898	39,098
Inventories	49,552	40,497
Deferred tax assets	30,803	30,797
Other current assets	10,865	6,725

Total current assets	278,414	319,470

Long-term marketable securities	8,703	12,702
Property and equipment, net	50,102	34,563
Goodwill and intangibles, net	24,932	26,152
Deferred tax assets	90,995	102,136
Other assets	7,517	1,598

Total assets	$460,663	$496,621

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$35,256	$27,639
Accrued salaries and benefits	10,942	12,402
Other accrued liabilities	10,105	5,169
Deferred income	9,334	6,844

Total current liabilities	65,637	52,054

Long-term obligations	6,505	6,188

Stockholders’ equity:
Capital stock	998,572	991,947
Accumulated deficit	(609,167)	(552,814)
Accumulated other comprehensive loss	(884)	(754)

Total stockholders’ equity	388,521	438,379

Total liabilities and stockholders’ equity	$460,663	$496,621

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	September 24,	September 25,	September 24,	September 25,
	2011	2010	2011	2010

Net sales	$101,602	$100,598	$193,844	$182,513
Cost of sales	47,247	43,818	91,780	78,998

Gross margin	54,355	56,780	102,064	103,515

Operating expenses:
Research and development	19,682	15,450	38,449	30,542
Selling, general and administrative	16,760	15,372	31,366	29,383
Restructuring and other costs, net	—	401	—	401
Impairment of non-marketable securities	—	500	—	500
Provision for litigation expenses and settlements	—	—	—	135
Patent agreement, net	—	(4,000)	—	(4,000)

Total operating expenses	36,442	27,723	69,815	56,961

Income from operations	17,913	29,057	32,249	46,554

Interest income, net	112	233	266	461
Other income (expense), net	(27)	(14)	(44)	18

Income before income taxes	17,998	29,276	32,471	47,033
Provision (benefit) for income taxes	6,751	(1,598)	12,046	(1,443)

Net income	$11,247	$30,874	$20,425	$48,476

Basic income per share:	$0.17	$0.45	$0.31	$0.72

Diluted income per share:	$0.17	$0.42	$0.30	$0.67

Basic weighted average common shares outstanding:	64,426	68,513	65,763	67,576

Diluted weighted average common shares outstanding:	67,265	72,878	68,657	71,971
The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six Months Ended
	September 24,	September 25,
	2011	2010
Cash flows from operating activities:
Net income	$20,425	$48,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,656	3,893
Stock compensation expense	5,958	4,381
Deferred income taxes	11,135	(2,229)
Loss (gain) on retirement or writeoff of long-lived assets	3	(28)
Impairment of non-marketable securities	—	500
Net change in operating assets and liabilities:
Accounts receivable, net	(5,800)	(24,488)
Inventories	(9,055)	(6,567)
Other assets	(4,159)	(1,224)
Accounts payable and other accrued liabilities	11,446	11,806
Deferred income	2,490	1,261
Income taxes payable	(36)	342

Net cash provided by operating activities	37,063	36,123

Cash flows from investing activities:
Additions to property, equipment and software	(18,404)	(16,058)
Investments in technology	(6,381)	(737)
Purchase of marketable securities	(70,497)	(103,020)
Proceeds from sale and maturity of marketable securities	133,763	65,912
Decrease in restricted investments	2,888	100
Decrease (increase) in deposits and other assets	(93)	38

Net cash provided by (used in) investing activities	41,276	(53,765)

Cash flows from financing activities:
Repurchase and retirement of common stock	(76,782)	—
Net proceeds from the issuance of common stock	672	21,370

Net cash provided by (used in) financing activities	(76,110)	21,370

Net increase in cash and cash equivalents	2,229	3,728

Cash and cash equivalents at beginning of period	37,039	16,109

Cash and cash equivalents at end of period	$39,268	$19,837

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
The consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. (“we,” “us,” “our,” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). The accompanying unaudited consolidated condensed financial statements do not include complete footnotes and financial presentations. As a result, these financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended March 26, 2011, included in our Annual Report on Form 10-K filed with the Commission on May 25, 2011. In our opinion, the financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows, for those periods presented. The preparation of financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year. Certain reclassifications have been made to the fiscal year 2011 presentation to conform to the fiscal year 2012 presentation. This reclassification had no effect on the results of operations or stockholders’ equity.
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

3. Fair Value of Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s cash and financial instruments (in thousands):

	September 24, 2011		March 26, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Cash	$5,066	$5,066	$9,626	$9,626
Cash equivalents	34,202	34,202	27,413	27,413
Restricted investments	2,898	2,898	5,786	5,786
Marketable securities	100,130	100,130	159,528	159,528
Long-term marketable securities	8,703	8,703	12,702	12,702

	$150,999	$150,999	$215,055	$215,055

The Company’s investments that have original maturities greater than 90 days have been classified as available-for-sale securities in accordance with ASC Topic 320 — “Investments — Debt and Equity Securities.” Marketable securities are categorized on the consolidated condensed balance sheet as restricted investments and marketable securities, as appropriate.
The following table is a summary of available-for-sale securities at September 24, 2011 (in thousands):

				Estimated Fair
		Gross	Gross	Value (Net
	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gains	Losses	Amount)

Corporate debt securities	$55,562	$4	$(116)	$55,450
Money-market funds	16,545	—	—	16,545
U.S. Treasury securities	22,076	1	(5)	22,072
Agency discount notes	16,382	10	(1)	16,391
Commercial paper	35,482	4	(11)	35,475

Total securities	$146,047	$19	$(133)	$145,933

The Company’s specifically identified gross unrealized losses of $133 thousand relates to 37 different securities with amortized costs of approximately $76.4 million at September 24, 2011. The securities with gross unrealized losses have been in a continuous unrealized loss position for less than 12 months as of September 24, 2011.

The following table is a summary of cash and marketable securities at March 26, 2011 (in thousands):

				Estimated Fair
		Gross	Gross	Value (Net
	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gains	Losses	Amount)

Corporate debt securities	$64,227	$23	$(38)	$64,212
Money-market funds	17,700	—	—	17,700
U.S. Treasury securities	45,768	13	—	45,781
Agency discount notes	16,588	5	(2)	16,591
Commercial paper	61,128	24	(7)	61,145

Total securities	$205,411	$65	$(47)	$205,429

The Company’s specifically identified gross unrealized losses of $47 thousand relates to 28 different securities with a total amortized cost of approximately $61.8 million at March 26, 2011. The securities with gross unrealized losses had been in a continuous unrealized loss position for less than 12 months as of March 26, 2011.
The Company has determined that the only assets and liabilities in the Company’s financial statements that are required to be measured at fair value on a recurring basis are the Company’s cash and investment portfolio assets. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
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
The Company’s investment portfolio assets consist of U.S. Treasury securities, obligations of U.S. government-sponsored enterprises, corporate debt, commercial paper, and money-market funds, and are reflected on our consolidated condensed balance sheet under the headings cash and cash equivalents, restricted investments, marketable securities, and long-term marketable securities. The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. The Company began classifying certain of its available-for-sale marketable securities as Level 2 in the second quarter of fiscal year 2012. Prior to the quarterly period ending September 24, 2011 the Company classified all investment portfolio assets as Level 1 inputs. These changes in the disclosed classification had no effect on the reported fair values of these investments. Prior period amounts have been reclassified to conform to the current year presentation. The Company has no Level 3 assets. Except as noted above, there were no transfers between level 1, level 2, or level 3 measurements for the three or six month period ending September 24, 2011.

The fair value of our financial assets at September 24, 2011, was determined using the following inputs (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Description	Level 1	Level 2	Level 3	Total

Available-for-sale securities

Corporate debt securities	$—	$55,450	$—	$55,450
Money-market funds	16,545	—	—	16,545
U.S. Treasury securities	22,072	—	—	22,072
Agency discount notes	—	16,391	—	16,391
Commercial paper	—	35,475	—	35,475

	$38,617	$107,316	$—	$145,933

The fair value of our financial assets at March 26, 2011, was determined using the following inputs (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Description	Level 1	Level 2	Level 3	Total

Available-for-sale securities

Corporate debt securities	$—	$64,212	$—	$64,212
Money-market funds	17,700	—	—	17,700
U.S. Treasury securities	45,781	—	—	45,781
Agency discount notes	—	16,591	—	16,591
Commercial paper	—	61,145	—	61,145

	$63,481	$141,948	$—	$205,429

4. Accounts Receivable, net
The following are the components of accounts receivable, net (in thousands):

	September 24,	March 26,
	2011	2011

Gross accounts receivable	$45,351	$39,519
Allowance for doubtful accounts	(453)	(421)

	$44,898	$39,098

The net average days sales outstanding calculated as of September 24, 2011, and March 26, 2011, were 39 days and 38 days, respectively.

5. Inventories
Inventories are comprised of the following (in thousands):

	September 24,	March 26,
	2011	2011

Work in process	$26,932	$22,048
Finished goods	22,620	18,449

	$49,552	$40,497

The increase in inventory balances at September 24, 2011, as compared to March 26, 2011, is primarily related to the expected increased demand for our products, and reflects planned inventory builds.
6. Income Taxes
We recorded income tax expense of $6.8 million and $12.0 million for the second quarter and first six months of fiscal year 2012, both of which were primarily non-cash charges, on pre-tax income of $18.0 million and $32.5 million, respectively, yielding effective tax rates of 37.5 percent and 37.1 percent, respectively. Our income tax expense for the second quarter and first six months of fiscal year 2012 is based on estimated effective tax rates derived from an estimate of consolidated earnings before taxes, adjusted for nondeductible expenses and other permanent differences for fiscal year 2012. The estimated effective tax rates were impacted primarily by the worldwide mix of consolidated earnings before taxes. Our income tax expense for the second quarter and first six months of fiscal year 2012 was slightly above the federal statutory rate primarily due to the effect of state income taxes and nondeductible expenses.
We recorded an income tax benefit of $1.6 million and $1.4 million for the second quarter and first six months of fiscal year 2011 on pre-tax income of $29.3 million and $47.0 million, respectively, yielding an effective tax benefit rate of 5.5 percent and 3.1 percent, respectively. Our income tax benefit for the second quarter and first six months of fiscal year 2011 was based on an estimated effective tax rate, which was derived from an estimate of consolidated earnings before taxes for fiscal year 2011. The estimated effective tax rate was impacted primarily by the worldwide mix of consolidated earnings before taxes and an assessment regarding the ability to realize our deferred tax assets. This assessment resulted in a $2.2 million increase in deferred tax assets for the three months ended September 25, 2010. Our income tax expense for the second quarter and first six months of fiscal year 2011 was less than the Federal statutory rate primarily as a result of the utilization of a portion of our U.S. deferred tax asset and related valuation allowance.
We had no unrecognized tax benefits as of September 24, 2011. We do not expect our unrecognized tax benefits to change significantly over the next 12 months. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of September 24, 2011, the balance of accrued interest and penalties was zero. No interest or penalties were incurred during the first six months of fiscal year 2012.
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

The weighted average outstanding options excluded from our diluted calculation for the quarters ended September 24, 2011, and September 25, 2010, were 953,000, and 397,000, respectively, as the strike price of the options exceeded the average market price during the respective periods. The weighted average outstanding options excluded from our diluted calculation for the six months ended September 24, 2011, and September 25, 2010, were 917,000, and 517,000, respectively, as the strike price of the options exceeded the average market price during the respective periods.
8. Restructuring And Other Costs, Net
The Company’s restructuring initiative relates to our facilities abandonment activities which commenced in fiscal year 2004. In the first six months of fiscal year 2011, we incurred a $0.4 million charge attributable to changed assumptions on future sublease income. The entry to record the changed sublease assumptions is reflected as a separate line item on the consolidated condensed statement of operations in operating expenses under the heading “Restructuring and other costs, net.”
As of September 24, 2011, we had a remaining accrual from all of our past restructurings of $0.3 million, primarily related to net lease expenses that will be paid over the lease terms through the summer of calendar year 2012, along with other anticipated lease termination costs. The remaining balance is classified as a short term restructuring accrual.
9. Impairment of Non-Marketable Securities
In the second quarter of fiscal year 2011, the Company recognized a loss on the impairment of an equity investment in the amount of $0.5 million. Our original investment was in the form of a note receivable, which was then converted into an equity security. After the conversion, we determined that an impairment indicator existed related to our cost method investment. We performed a fair value analysis of our cost method investment in accordance with FASB ASC Topic 320 - “Investments — Debt and Equity Securities.” Based on the results of this analysis as of September 25, 2010, we recognized an impairment of $0.5 million to reduce the carrying value of the cost method investment to zero. The impairment was recorded as a separate line item on the consolidated condensed statement of operations in operating expenses under the caption “Impairment of non-marketable securities.”
10. Patent Agreement, Net
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
11. Legal Matters
During the first quarter of fiscal year 2011, the Company incurred $135 thousand in settlement costs related to a dispute with a former distributor of the Company’s products. This transaction is reflected as a separate line item on the consolidated condensed statement of operations in operating expenses under the caption “Provision for litigation expenses and settlements.”
On September 1, 2011, HSM Portfolio LLC and Technology Properties Limited LLC (collectively, the “Plaintiffs”) filed suit against Cirrus Logic and 17 other defendants in the U.S. District Court, District of Delaware. The Plaintiffs allege that Cirrus Logic infringed U.S. Patent No. 5,030,853. In their complaint, the Plaintiffs indicated that they are seeking unspecified monetary damages, including up to treble damages for willful infringement. Our answer to the complaint is due on October 24, 2011. At this stage of the litigation, we cannot predict the ultimate outcome and we are unable to estimate any potential liability that we may incur.

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
12. Stockholder’s Equity
Common Stock
The Company issued 98 thousand and 160 thousand shares of common stock, respectively, for the three and six month periods ending September 24, 2011, in connection with stock option exercises during the current fiscal year, as well as for grants to certain members of our Board of Directors. The Company issued 1.4 million and 3.3 million shares of common stock, respectively, for the three and six month periods ending September 25, 2010, in connection with stock option exercises during the prior fiscal year.
Comprehensive Income
The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 24,	September 25,	September 24,	September 25,
	2011	2010	2011	2010
Net income	$11,247	$30,874	$20,425	$48,476
Adjustments to arrive at comprehensive income:
Change in unrealized gain on marketable securities	(135)	127	(130)	27

Comprehensive income	$11,112	$31,001	$20,295	$48,503

Share Repurchase Program
On November 4, 2010, we announced an $80 million share repurchase program had been approved by our Board of Directors. To date, we have repurchased 5.1 million shares at a cost of $79.5 million, or an average price of $15.51 per share. Of this total, during the current fiscal year we have repurchased 4.9 million shares at a cost of $76.8 million, or an average cost of $15.63 per share. As of September 24, 2011, approximately $0.5 million remains available for share repurchases under this $80 million share repurchase program. All shares of our common stock that were repurchased were cancelled and retired.
13. Segment Information
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

Revenue from our product lines are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 24,	September 25,	September 24,	September 25,
	2011	2010	2011	2010

Audio Products	$83,683	$71,171	$154,802	$125,159
Energy Products	17,919	29,427	39,042	57,354

	$101,602	$100,598	$193,844	$182,513

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in “Item 1A — Risk Factors Affecting our Business and Prospects” in our 2011 Annual Report on Form 10-K filed with the Commission on May 25, 2011, and in Part II, Item IA “Risk Factors” within this quarterly report. Readers should carefully review these risk factors, as well as those identified in other documents filed by us with the Commission.
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
There were no material changes in the first six months of fiscal year 2012 to the information provided under the heading “Critical Accounting Policies” included in our Annual Report on Form 10-K for the fiscal year ended March 26, 2011.
Results of Operations
The following table summarizes the results of our operations for the second quarter and first six months of fiscal years 2012 and 2011 as a percent of net sales. All percentage amounts were calculated using the underlying data in thousands, unaudited:

	Percentage of Net Sales
	Three Months Ended		Six Months Ended
	September 24,	September 25,	September 24,	September 25,
	2011	2010	2011	2010
Audio products	82%	71%	80%	69%
Energy products	18%	29%	20%	31%

Net sales	100%	100%	100%	100%
Cost of sales	47%	44%	47%	43%
Gross margin	53%	56%	53%	57%

Research and development	19%	15%	20%	17%
Selling, general and administrative	16%	15%	16%	16%
Restructuring and other costs, net	—	0%	—	0%
Impairment of non-marketable securities	—	1%	—	0%
Provision for litigation expenses and settlements	—	—	—	0%
Patent agreement, net	—	(4%)	—	(2%)

Total operating expenses	35%	27%	36%	31%

Income from operations	18%	29%	17%	26%

Interest income, net	0%	0%	0%	0%
Other income (expense), net	0%	0%	0%	0%

Income before income taxes	18%	29%	17%	26%
Provision (benefit) for income taxes	7%	(2%)	6%	(1%)

Net income	11%	31%	11%	27%

Net Sales
Net sales for the second quarter of fiscal year 2012 increased $1.0 million, or 1 percent, to $101.6 million from $100.6 million in the second quarter of fiscal year 2011. Net sales from our audio products increased $12.5 million, or 18 percent, primarily due to increased sales in our portable products and surround codecs partially offset by a decrease in other audio products during the comparable time period in the prior fiscal year. Energy product sales decreased $11.5 million, or 39 percent, during the second quarter of fiscal year 2012 versus the comparable quarter of the prior fiscal year due primarily to sales reductions across various products within the energy product line and in particular to a reduction in year-over-year sales of seismic products.
Net sales for the first six months of fiscal year 2012 increased $11.3 million, or 6 percent, to $193.8 million from $182.5 million for the first six months of fiscal year 2011. Net sales from our audio products increased $29.6 million, or 24 percent, as compared to the comparable period from the prior fiscal year and were attributable to increased sales in our portable products. Energy product sales decreased $18.3 million, or 32 percent, during the first six months of fiscal year 2012 versus the comparable period of the prior fiscal year. These decreases were attributable to sales reductions across various products within the energy product line and in particular to a year-over-year reduction in sales of seismic products.
Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 88 percent and 84 percent of net sales during the second quarter of fiscal years 2012 and 2011, respectively. For the first six months of fiscal years 2012 and 2011, export sales, principally to Asia, were 87 percent and 82 percent of net sales, respectively. Our sales are denominated primarily in U.S. dollars. As a result, we have not entered into foreign currency forward exchange and option contracts.
Since the components we produce are largely proprietary and generally not available from second sources, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, from an external sales representative or distributor, or through a third party manufacturer contracted to produce their designs. For the second quarter of fiscal years 2012 and 2011, our ten largest end customers represented approximately 74 percent and 63 percent of our sales, respectively. For the first six months of fiscal years 2012 and 2011, our ten largest end customers represented approximately 71 percent and 57 percent of our sales, respectively.
We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 59 percent and 44 percent of the Company’s total sales for the second quarter of fiscal years 2012 and 2011, respectively. This same customer represented approximately 57 percent and 40 percent of the Company’s total sales for the first six months of fiscal years 2012 and 2011, respectively.
We had one distributor, Avnet Inc., which represented 18 percent of our sales for both the three and six month periods ending September 24, 2011. This same distributor represented approximately 24 percent and 26 percent of the Company’s total sales for the three and six month periods ending September 25, 2010, respectively.
No other end customer or distributor represented more than 10 percent of net sales for the three and six month periods ending September 24, 2011, or September 25, 2010.
Gross Margin
Gross margin was 53.5 percent in the second quarter of fiscal year 2012, down from 56.4 percent in the second quarter of fiscal year 2011. Gross margin during the current fiscal quarter was primarily reduced by the change in product mix primarily to higher revenue in our Audio products combined with a reduction in revenue from our Energy products as well as the residual effects of the production issue disclosed in our 2011 Form 10-K pertaining to a new audio device that ramped into high volume production in March 2011.
Gross margin was 52.7 percent in the first six months of fiscal year 2012, down from 56.7 percent in the first six months of fiscal year 2011. Gross margin during the current fiscal year was reduced by the residual effects of the production issue disclosed in our 2011 Form 10-K pertaining to the new audio device that ramped into high volume production in March 2011. Further, gross margin year over year was effected by a change in product mix primarily to higher revenue in our Audio products combined with a reduction in revenue from our Energy products.

Research and Development Expense
Research and development expense for the second quarter of fiscal year 2012 was $19.7 million, an increase of $4.2 million, or 27 percent, from $15.4 million in the second quarter of fiscal year 2011. This increase was primarily due to a 25 percent increase in research and development headcount and the associated employee related expenses, coupled with higher software maintenance contract expenses.
Research and development expense for the first six months of fiscal year 2012 was $38.4 million, an increase of $7.9 million, or 26 percent, from $30.5 million in the first six months of fiscal year 2011. This increase was primarily due to an increase in research and development headcount and associated employee related expenses, coupled with higher software maintenance contract expenses.
Selling, General and Administrative Expense
Selling, general and administrative (“SG&A”) expense in the second quarter of fiscal year 2012 was $16.8 million, an increase of $1.4 million, or 9 percent, from $15.4 million in the second quarter of fiscal year 2011. The increase was primarily attributable to a 12 percent increase in SG&A headcount and associated employee related expenses and equipment costs.
Selling, general and administrative expense in the first six months of fiscal year 2012 was $31.4 million, an increase of $2.0 million, or 7 percent, from $29.4 million in the first six months of fiscal year 2011. The increase was primarily attributable to increased salaries and benefits costs attributable to the 12 percent increase in SG&A headcount, increased equipment expenses, higher depreciation and amortization expenses, and outside professional services, partially offset by a reduction in certain bonus related estimates, including variable compensation and sales representative commissions.
Restructuring and Other Costs, Net
The Company’s restructuring initiative relates to our facilities abandonment activities which commenced in fiscal year 2004. For the first six months of fiscal year 2011, we incurred a net reduction in the fiscal year 2004 restructuring accrual in the amount of $0.1 million. The net reduction primarily reflects cash payments of $0.6 million, partially offset by a $0.4 million charge for changed assumptions on future sublease income and $0.1 million for recurring accretion activity. The entry to record the changed sublease assumptions is reflected as a separate line item on the consolidated condensed statement of operations in operating expenses under the heading “Restructuring and other costs, net.”
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

Income Taxes
We recorded income tax expense of $6.8 million and $12.0 million for the second quarter and first six months of fiscal year 2012, both of which were primarily non-cash charges, on pre-tax income of $18.0 million and $32.5 million, respectively, yielding effective tax rates of 37.5 percent and 37.1 percent, respectively. Our income tax expense for the second quarter and first six months of fiscal year 2012 is based on estimated effective tax rates derived from an estimate of consolidated earnings before taxes, adjusted for nondeductible expenses and other permanent differences for fiscal year 2012. The estimated effective tax rates were impacted primarily by the worldwide mix of consolidated earnings before taxes. Our income tax expense for the second quarter and first six months of fiscal year 2012 was slightly above the federal statutory rate primarily due to the effect of state income taxes and nondeductible expenses.
We recorded an income tax benefit of $1.6 million and $1.4 million for the second quarter and first six months of fiscal year 2011 on pre-tax income of $29.3 million and $47.0 million, respectively, yielding an effective tax benefit rate of 5.5 percent and 3.1 percent, respectively. Our income tax benefit for the second quarter and first six months of fiscal year 2011 was based on an estimated effective tax rate, which was derived from an estimate of consolidated earnings before taxes for fiscal year 2011. The estimated effective tax rate was impacted primarily by the worldwide mix of consolidated earnings before taxes and an assessment regarding the ability to realize our deferred tax assets. This assessment resulted in a $2.2 million increase in deferred tax assets for the three months ended September 25, 2010. Our income tax expense for the second quarter and first six months of fiscal year 2011 was less than the Federal statutory rate primarily as a result of the utilization of a portion of our U.S. deferred tax asset and related valuation allowance.
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
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain current assets and current liabilities. Our operational cash flows are affected by the ability of our operations to generate cash, and our management of our assets and liabilities, including both working capital and long-term assets and liabilities. Net cash provided by operating activities was $37.1 million for the first six months of fiscal year 2012 as compared to $36.1 million for the corresponding period of fiscal year 2011. The primary source of cash from operations during the current quarter was related to the cash components of our net income, in addition to a $5.1 million increase in working capital. Working capital fluctuates depending on end-market demand and our management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing materials and increase production. Our working capital, including cash, was $212.8 million at September 24, 2011 and $267.4 million at March 26, 2011.
Net cash provided by investing activities was $41.3 million during the first six months of fiscal year 2012 as compared to net cash used in investing activities of $53.8 million during the first six months of fiscal year 2011, primarily as a result of a net $63.3 million received from the sale and maturity of marketable securities. We utilized $18.4 million for the purchase of property, equipment, and software, including approximately $9.9 million in our new headquarters facility construction costs and $3.4 million for the purchase of additional land and a building adjacent to our new headquarters facility currently under construction. Further, investments in technology required an additional $6.4 million during the six month period ending September 24, 2011.
Net cash used in financing activities was $76.1 million during the first six months of fiscal year 2012 as compared to $21.4 million provided by financing activities during the first six months of fiscal year 2011. The use of cash was primarily attributable to the use of $76.8 million to repurchase 4.9 million shares of the Company’s common stock at an average price of $15.63 during the first six months of fiscal year 2012, as discussed previously in Note 12 — Stockholder’s Equity of the Notes to Consolidated Condensed Financial Statements contained in Item 1. This use of cash in financing activities was partially offset by the issuance of 111 thousand shares of common stock in connection with option exercises during the current fiscal year, which resulted in proceeds of $0.7 million. The cash generated from financing activities during the first six months of fiscal year 2011 was primarily attributable to the issuance of 3.3 million shares of common stock in connection with option exercises.
As of September 24, 2011, we had restricted cash of $2.9 million, which primarily secures certain obligations under our lease agreement for the headquarters and engineering facility in Austin, Texas. The cash restriction for this lease agreement was reduced during the current quarter and will expire in May 2012.
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
Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 24, 2011, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our controls and procedures are effective in timely alerting them to material information required to be included in this report.
Changes in control over financial reporting
There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
On September 1, 2011, HSM Portfolio LLC and Technology Properties Limited LLC (collectively, the “Plaintiffs”) filed suit against Cirrus Logic and 17 other defendants in the U.S. District Court, District of Delaware. The Plaintiffs allege that Cirrus Logic infringed U.S. Patent No. 5,030,853. In their complaint, the Plaintiffs indicated that they are seeking unspecified monetary damages, including up to treble damages for willful infringement. Our answer to the complaint is due on October 24, 2011. At this stage of the litigation, we cannot predict the ultimate outcome and we are unable to estimate any potential liability that we may incur.
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
In evaluating all forward-looking statements, readers should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements. Various risk factors associated with our business are included in our Annual Report on Form 10-K for the fiscal year ended March 26, 2011, as filed with the U.S. Securities and Exchange Commission (“Commission”) on May 25, 2011, and available at www.sec.gov. Other than as set forth below, there have been no material changes to those risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 26, 2011.
We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, any key customer or distributor could significantly reduce our sales.
While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our sales and adversely affect our business. For the first six months of fiscal years 2012 and 2011, our ten largest end customers represented approximately 71 percent and 57 percent of our sales, respectively. We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 57 percent and 40 percent of the Company’s total sales for the first six months of fiscal years 2012 and 2011, respectively.
We had one distributor, Avnet Inc., which represented 18 percent and 26 percent of our sales for the first six months of fiscal years 2012 and 2011, respectively. No other end customer or distributor represented more than 10 percent of net sales for the six month periods ending September 24, 2011, or September 25, 2010.
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
The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended September 24, 2011 (in thousands, except per share amounts):

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plan or
Monthly Period	Purchased	Per Share	Programs	Programs (1)

June 26, 2011 - July 23, 2011	—	—	—	—

July 24, 2011 - August 20, 2011	1,318	$14.89	1,318	$1,115

August 21, 2011 - September 24, 2011	50	$13.28	50	$451

Total	1,368		1,368

(1)	On November 4, 2010, we announced that our Board of Directors approved a common stock repurchase program that authorized us to purchase up to $80.0 million in common stock. The repurchases were to be funded from existing cash and were intended to be effected from time to time in accordance with applicable securities laws through the open market or in privately negotiated transactions. The timing of the repurchases and the actual amount purchased depend on a variety of factors including the market price of the Company’s shares, general market and economic conditions, and other corporate considerations. The program does not have an expiration date, does not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company’s discretion. As of September 24, 2011, 5.1 million shares have been repurchased at a cost of $79.5 million, or an average price of $15.51 per share, under this program.

ITEM 6.	EXHIBITS
The following exhibits are filed as part of or incorporated by reference into this Report:

3.1		Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (1)

3.2		Amended and Restated Bylaws of Registrant. (2)

31.1	*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*#	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*#	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	#	XBRL Instance Document

101.SCH	#	XBRL Taxonomy Extension Schema Document

101.CAL	#	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	#	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	#	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed with this Form 10-Q.

#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

(1)	Incorporated by reference to exhibit 3.1 from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 22, 2001.

(2)	Incorporated by reference to exhibit 3.1 from Registrant’s Report of Form 8-K filed with the Commission on May 26, 2011.

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index list noted above and are incorporated herein by reference.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRRUS LOGIC, INC.
Date: October 24, 2011	By:	/s/ Thurman K. Case
Thurman K. Case
Chief Financial Officer and Principal Accounting Officer