Form 10-Q
period 2011-12-31
CIRRUS LOGIC INC
filed 2012-01-26
CIK 772406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number 0-17795

CIRRUS LOGIC, INC.

DELAWARE	2901 Via Fortuna, Austin, TX 78746	77-0024818
(State of incorporation)		(I.R.S. ID)

Registrant’s telephone number, including area code:

(512) 851-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of January 23, 2012 was 64,096,001.

CIRRUS LOGIC, INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED DECEMBER 31, 2011

Part I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CIRRUS LOGIC, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	September 30,	September 30,
	December 31, 2011	March 26, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,010	$37,039
Restricted investments	2,898	5,786
Marketable securities	99,342	159,528
Accounts receivable, net	54,512	39,098
Inventories	58,079	40,497
Deferred tax assets	30,798	30,797
Other current assets	16,116	6,725

Total current assets	299,755	319,470

Long-term marketable securities	20,092	12,702
Property and equipment, net	57,263	34,563
Goodwill and intangibles, net	24,623	26,152
Deferred tax assets	82,071	102,136
Other assets	10,813	1,598

Total assets	$494,617	$496,621

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$45,104	$27,639
Accrued salaries and benefits	11,539	12,402
Other accrued liabilities	14,259	5,169
Deferred income	8,511	6,844

Total current liabilities	79,413	52,054

Long-term obligations	6,494	6,188

Stockholders’ equity:
Capital stock	1,001,967	991,947
Accumulated deficit	(592,436)	(552,814)
Accumulated other comprehensive loss	(821)	(754)

Total stockholders’ equity	408,710	438,379

Total liabilities and stockholders’ equity	$494,617	$496,621

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts; unaudited)

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Nine Months Ended
	December 31, 2011	December 25, 2010	December 31, 2011	December 25, 2010

Net sales	$122,368	$95,625	$316,212	$278,138
Cost of sales	56,338	43,163	148,118	122,161

Gross margin	66,030	52,462	168,094	155,977

Operating expenses:
Research and development	23,143	16,348	61,592	46,890
Selling, general and administrative	16,488	13,431	47,854	42,814
Restructuring and other costs, net	—	(395)	—	6
Impairment of non-marketable securities	—	—	—	500
Provision for litigation expenses and settlements	—	(30)	—	105
Patent agreement, net	—	—	—	(4,000)

Total operating expenses	39,631	29,354	109,446	86,315

Income from operations	26,399	23,108	58,648	69,662

Interest income, net	112	212	378	673
Other income (expense), net	(71)	(31)	(115)	(13)

Income before income taxes	26,440	23,289	58,911	70,322
Provision (benefit) for income taxes	9,709	(1,332)	21,755	(2,775)

Net income	$16,731	$24,621	$37,156	$73,097

Basic income per share:	$0.26	$0.36	$0.57	$1.08

Diluted income per share:	$0.25	$0.34	$0.55	$1.02

Basic weighted average common shares outstanding:	63,957	68,074	65,161	67,731
Diluted weighted average common shares outstanding:	66,989	71,695	68,099	71,868

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	September 30,	September 30,
	Nine Months Ended
	December 31, 2011	December 25, 2010
Cash flows from operating activities:
Net income	$37,156	$73,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,262	5,935
Stock compensation expense	8,725	5,848
Deferred income taxes	20,064	(4,082)
Loss (gain) on retirement or writeoff of long-lived assets	10	(24)
Impairment of non-marketable securities	—	500
Net change in operating assets and liabilities:
Accounts receivable, net	(15,414)	(13,303)
Inventories	(17,582)	(4,800)
Other assets	(4,405)	(899)
Accounts payable and other accrued liabilities	14,188	3,044
Deferred income	1,667	620
Income taxes payable	240	618

Net cash provided by operating activities	51,911	66,554

Cash flows from investing activities:
Additions to property, equipment and software	(25,667)	(17,719)
Investments in technology	(6,011)	(1,210)
Purchase of marketable securities	(122,506)	(176,626)
Proceeds from sale and maturity of marketable securities	175,234	140,165
Decrease in restricted investments	2,888	100
Decrease (increase) in deposits and other assets	604	(77)

Net cash provided by (used in) investing activities	24,542	(55,367)

Cash flows from financing activities:
Repurchase and retirement of common stock	(76,782)	(22,767)
Net proceeds from the issuance of common stock	1,300	23,962

Net cash provided by (used in) financing activities	(75,482)	1,195

Net increase in cash and cash equivalents	971	12,382

Cash and cash equivalents at beginning of period	37,039	16,109

Cash and cash equivalents at end of period	$38,010	$28,491

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. (“we,” “us,” “our,” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). The accompanying unaudited consolidated condensed financial statements do not include complete footnotes and financial presentations. As a result, these financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended March 26, 2011, included in our Annual Report on Form 10-K filed with the Commission on May 25, 2011. In our opinion, the financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. The preparation of financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year. Certain reclassifications have been made to the fiscal year 2011 presentation to conform to the fiscal year 2012 presentation. This reclassification had no effect on the results of operations or stockholders’ equity. We prepare financial statements on a 13- or 14-week quarter, with a fiscal year end that ends on the last Saturday in March. The third fiscal quarter of 2012 was a 14-week quarter compared to a 13-week quarter for the prior comparable period.

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

3. Fair Value of Financial Instruments

The Company’s investments that have original maturities greater than 90 days have been classified as available-for-sale securities in accordance with ASC Topic 320—“Investments – Debt and Equity Securities.” Marketable securities are categorized on the consolidated condensed balance sheet as restricted investments and marketable securities, as appropriate.

The following table is a summary of cash and marketable securities at December 31, 2011 (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)

Cash and Cash Equivalents	$11,666	$—	$—	$11,666
Money-Market Funds	27,220	—	—	27,220
Corporate Debt Securities	59,694	10	(64)	59,640
U.S. Treasury Securities	24,143	4	—	24,147
Agency Discount Notes	17,831	8	(1)	17,838
Commercial Paper	19,840	2	(11)	19,831

Total Securities	$160,394	$24	$(76)	$160,342

The Company’s specifically identified gross unrealized losses of $76 thousand relates to 29 different securities with total amortized costs of approximately $62.3 million at December 31, 2011. The securities with gross unrealized losses have been in a continuous unrealized loss position for less than 12 months as of December 31, 2011.

The following table is a summary of cash and marketable securities at March 26, 2011 (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Cash and Cash Equivalents	$9,626	$—	$—	$9,626
Money-Market Funds	17,700	—	—	17,700
Corporate Debt Securities	64,227	23	(38)	64,212
U.S. Treasury Securities	45,768	13	—	45,781
Agency Discount Notes	16,588	5	(2)	16,591
Commercial Paper	61,128	24	(7)	61,145

Total Securities	$215,037	$65	$(47)	$215,055

The Company’s specifically identified gross unrealized losses of $47 thousand relates to 28 different securities with total amortized costs of approximately $61.8 million at March 26, 2011. The securities with gross unrealized losses had been in a continuous unrealized loss position for less than 12 months as of March 26, 2011.

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

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s investment portfolio assets consist of U.S. Treasury securities, obligations of U.S. government-sponsored enterprises, corporate debt, commercial paper, and money-market funds, and are reflected on our consolidated condensed balance sheet under the headings cash and cash equivalents, restricted investments, marketable securities, and long-term marketable securities. The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. The Company began classifying certain of its available-for-sale marketable securities as Level 2 in the second quarter of fiscal year 2012. Prior to the quarterly period ending September 24, 2011, the Company classified all investment portfolio assets as Level 1 inputs. These changes in the disclosed classification had no effect on the reported fair values of these investments. Prior period amounts have been reclassified to be properly presented. The Company has no Level 3 assets. Except as noted above, there were no transfers between Level 1, Level 2, or Level 3 measurements for the three or nine month period ending December 31, 2011.

The fair value of our financial assets, which are all classified as available-for-sale securities, at December 31, 2011, was determined using the following inputs (in thousands):

	September 30,	September 30,	September 30,	September 30,
Description	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total

Money-Market Funds	$27,220	$—	$—	$27,220
Corporate Debt Securities	—	59,640	—	59,640
U.S. Treasury Securities	24,147	—	—	24,147
Agency Discount Notes	—	17,838	—	17,838
Commercial Paper	—	19,831	—	19,831

	$51,367	$97,309	$—	$148,676

The fair value of our financial assets, which are all classified as available-for-sale securities, at March 26, 2011, was determined using the following inputs (in thousands):

	September 30,	September 30,	September 30,	September 30,
Description	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total

Money-market funds	$17,700	$—	$—	$17,700
Corporate debt securities	—	64,212	—	64,212
U.S. Treasury securities	45,781	—	—	45,781
Agency discount notes	—	16,591	—	16,591
Commercial paper	—	61,145	—	61,145

	$63,481	$141,948	$—	$205,429

4. Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	September 30,	September 30,
	December 31,	March 26,
	2011	2011

Gross accounts receivable	$55,079	$39,519
Allowance for doubtful accounts	(567)	(421)

	$54,512	$39,098

The net average days sales outstanding calculated as of December 31, 2011, and March 26, 2011, were 37 days and 38 days, respectively.

5. Inventories

Inventories are comprised of the following (in thousands):

	September 30,	September 30,
	December 31,	March 26,
	2011	2011

Work in process	$31,967	$22,048
Finished goods	26,112	18,449

	$58,079	$40,497

The increase in inventory balances at December 31, 2011, as compared to March 26, 2011, is primarily related to the expected increased demand for our products, and reflects planned inventory builds.

6. Income Taxes

We recorded income tax expense of $9.7 million and $21.8 million for the third quarter and first nine months of fiscal year 2012, both of which were primarily non-cash, on pre-tax income of $26.4 million and $58.9 million, respectively, yielding effective tax rates of 36.7 percent and 36.9 percent, respectively. Our income tax expense for the third quarter and first nine months of fiscal year 2012 is based on estimated effective tax rates derived from an estimate of consolidated earnings before taxes, adjusted for nondeductible expenses and other permanent differences for fiscal year 2012. The estimated effective tax rates were impacted primarily by the worldwide mix of consolidated earnings before taxes. Our income tax expense for the third quarter and first nine months of fiscal year 2012 was slightly above the federal statutory rate primarily due to the effect of state income taxes and nondeductible expenses.

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

At December 31, 2011, the Company has a valuation allowance of $68.4 million against deferred tax assets. Of that amount, there is approximately $30.5 million of deferred tax assets that may never be recognized because they pertain to federal or state tax credits that may expire before being utilized. We evaluate our ability to realize our deferred tax assets on a quarterly basis.

We had no unrecognized tax benefits as of December 31, 2011. We do not expect our unrecognized tax benefits to change significantly over the next 12 months. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2011, the balance of accrued interest and penalties was zero. No interest or penalties were incurred during the first nine months of fiscal year 2012.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Fiscal years 2009 through 2011 remain open to examination by the major taxing jurisdictions to which we are subject.

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

The weighted average outstanding options excluded from our diluted calculation for the three months ended December 31, 2011, and December 25, 2010, were 1,254,000, and 888,000, respectively, as the strike price of the options exceeded the average market price during the respective periods. The weighted average outstanding options excluded from our diluted calculation for the nine months ended December 31, 2011, and December 25, 2010, were 1,043,000, and 641,000, respectively, as the strike price of the options exceeded the average market price during the respective periods.

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

As of December 31, 2011, we had a remaining accrual from all of our past restructurings of $0.2 million, primarily related to net lease expenses that will be paid over the lease terms through the summer of calendar year 2012, along with other anticipated lease termination costs. The remaining balance is classified as a short term restructuring accrual.

9. Impairment of Non-Marketable Securities

In the second quarter of fiscal year 2011, the Company recognized a loss on the impairment of an equity investment in the amount of $0.5 million. Our original investment was in the form of a note receivable, which was then converted into an equity security. After the conversion, we determined that an impairment indicator existed related to our cost method investment. We performed a fair value analysis of our cost method investment in accordance with FASB ASC Topic 320—“Investments – Debt and Equity Securities.” Based on the results of this analysis as of December 25, 2010, we recognized an impairment of $0.5 million to reduce the carrying value of the cost method investment to zero. The impairment was recorded as a separate line item on the consolidated condensed statement of operations in operating expenses under the caption “Impairment of non-marketable securities.”

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

11. Legal Matters

From time to time, we are involved in legal proceedings concerning matters arising in connection with the conduct of our business activities. We regularly evaluate the status of legal proceedings in which we are involved, to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred and determine if accruals are appropriate. We further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made, if accruals are not appropriate.

For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought; (iii) damages are unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties. For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition. However, the ultimate resolutions of these various proceedings and matters are inherently difficult to predict; as such, our operating results could be materially affected by the unfavorable resolution of one or more of these proceedings or matters for any particular period, depending, in part, upon the operating results for such period.

On September 1, 2011, HSM Portfolio LLC and Technology Properties Limited LLC (collectively, the “Plaintiffs”) filed suit against Cirrus Logic and 17 other defendants in the U.S. District Court, District of Delaware. The Plaintiffs allege that Cirrus Logic infringed U.S. Patent No. 5,030,853. In their complaint, the Plaintiffs indicated that they are seeking unspecified monetary damages, including up to treble damages for willful infringement. On November 30, 2011, Cirrus Logic filed a motion to dismiss certain claims of the Plaintiffs’ suit for failure to state a claim. Until the Court rules on this motion, Cirrus Logic’s answer will not be due.

During the first quarter of fiscal year 2011, the Company incurred $135 thousand in settlement costs related to a dispute with a former distributor of the Company’s products. This transaction is reflected as a separate line item on the consolidated condensed statement of operations in operating expenses under the caption “Provision for litigation expenses and settlements.”

12. Stockholders’ Equity

Common Stock

The Company issued 102 thousand and 261 thousand shares of common stock, respectively, for the three and nine month periods ending December 31, 2011, in connection with stock option exercises during the current fiscal year, as well as for grants to certain members of our Board of Directors. The Company issued 0.4 million and 3.7 million shares of common stock, respectively, for the three and nine month periods ending December 25, 2010, in connection with stock option exercises during the prior fiscal year.

Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Nine Months Ended
	December 31,	December 25,	December 31,	December 25,
	2011	2010	2011	2010
Net income	$16,731	$24,621	$37,156	$73,097
Adjustments to arrive at comprehensive income:
Change in unrealized gain (loss) on marketable securities	63	(98)	(67)	(71)

Comprehensive income	$16,794	$24,523	$37,089	$73,026

Share Repurchase Program

On November 4, 2010, we announced an $80 million share repurchase program had been approved by our Board of Directors. To date, we have repurchased 5.1 million shares at a cost of $79.5 million, or an average price of $15.51 per share. Of this total, during the current fiscal year we have repurchased 4.9 million shares at a cost of $76.8 million, or an average cost of $15.63 per share. As of December 31, 2011, approximately $0.5 million remains available for share repurchases under this $80 million share repurchase program. All shares of our common stock that were repurchased were cancelled and retired.

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

Revenue from our product lines are as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Nine Months Ended
	December 31,	December 25,	December 31,	December 25,
	2011	2010	2011	2010

Audio Products	$105,418	$72,716	$260,220	$197,875
Energy Products	16,950	22,909	55,992	80,263

	$122,368	$95,625	$316,212	$278,138

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Item 1A – Risk Factors Affecting our Business and Prospects” in our 2011 Annual Report on Form 10-K filed with the Commission on May 25, 2011, and in Part II, Item IA “Risk Factors” within this quarterly report. Readers should carefully review these risk factors, as well as those identified in other documents filed by us with the Commission.

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

There were no material changes in the first nine months of fiscal year 2012 to the information provided under the heading “Critical Accounting Policies” included in our Annual Report on Form 10-K for the fiscal year ended March 26, 2011.

Results of Operations

The following table summarizes the results of our operations for the third quarter and first nine months of fiscal years 2012 and 2011 as a percentage of net sales. All percentage amounts were calculated using the underlying data in thousands, unaudited:

	September 30,	September 30,	September 30,	September 30,
	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	December 31,	December 25,	December 31,	December 25,
	2011	2010	2011	2010
Audio products	86%	76%	82%	71%
Energy products	14%	24%	18%	29%

Net sales	100%	100%	100%	100%
Cost of sales	46%	45%	47%	44%
Gross margin	54%	55%	53%	56%

Research and development	19%	17%	19%	17%
Selling, general and administrative	13%	14%	15%	15%
Restructuring and other costs, net	—	0%	—	0%
Impairment of non-marketable securities	—	—	—	0%
Provision for litigation expenses and settlements	—	—	—	0%
Patent agreement, net	—	—	—	(1%)

Total operating expenses	32%	31%	34%	31%

Income from operations	22%	24%	19%	25%

Interest income, net	0%	0%	0%	0%
Other income (expense), net	0%	0%	0%	0%

Income before income taxes	22%	24%	19%	25%
Provision (benefit) for income taxes	8%	(2)%	7%	(1%)

Net income	14%	26%	12%	26%

Net Sales

Net sales for the third quarter of fiscal year 2012 increased $26.7 million, or 28 percent to $122.4 million from $95.6 million in the third quarter of fiscal year 2011. Net sales from our audio products increased $32.7 million, or 45 percent, primarily due to increased sales in our portable, surround codecs and DSP products partially offset by decreases in DAC products during the comparable time period in the prior fiscal year. Energy product sales decreased $6.0 million, or 26 percent, during the third quarter of fiscal year 2012 versus the comparable quarter of the prior fiscal year due primarily to sales reductions of our seismic products, as well as additional decreased sales across various products lines such as our power amplifier and power meter products.

Net sales for the first nine months of fiscal year 2012 increased $38.1 million, or 14 percent, to $316.2 million from $278.1 million for the first nine months of fiscal year 2011. Net sales from our audio products increased $62.3 million, or 32 percent, as compared to the comparable period from the prior fiscal year and were attributable to increased sales in our portable products. Energy product sales decreased $24.3 million, or 30 percent, during the first nine months of fiscal year 2012 versus the comparable period of the prior fiscal year. These decreases were attributable to sales reductions across various products within the energy product group and in particular to a year-over-year reduction in sales of seismic, end-of-life energy products, power amplifier, and power meter products.

Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 90 percent and 83 percent of net sales during the third quarter of fiscal years 2012 and 2011, respectively. For the first nine months of fiscal years 2012 and 2011, export sales, principally to Asia, were 88 percent and 83 percent of net sales, respectively. Our sales are denominated primarily in U.S. dollars. As a result, we have not entered into foreign currency forward exchange and option contracts.

Since the components we produce are largely proprietary and generally not available from second sources, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, from an external sales representative or distributor, or through a third party manufacturer contracted to produce their designs. For the third quarter of fiscal years 2012 and 2011, our ten largest end customers represented approximately 80 percent and 67 percent of our sales, respectively. For the first nine months of fiscal years 2012 and 2011, our ten largest end customers represented approximately 74 percent and 60 percent of our sales, respectively.

We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 70 percent and 54 percent of the Company’s total sales for the third quarter of fiscal years 2012 and 2011, respectively. This same customer represented approximately 62 percent and 44 percent of the Company’s total sales for the first nine months of fiscal years 2012 and 2011, respectively.

We had one distributor, Avnet Inc., which represented approximately 12 percent and 16 percent of our sales for the three and nine month periods ending December 31, 2011, respectively. This same distributor represented approximately 21 percent and 24 percent of the Company’s total sales for the three and nine month periods ending December 25, 2010, respectively.

For more information, please see Part II—Item 1A—“We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, any key customer or distributor could significantly reduce our sales.”

No other end customer or distributor represented more than 10 percent of net sales for the three and nine month periods ending December 31, 2011, or December 25, 2010.

Gross Margin

Gross margin was 54.0 percent in the third quarter of fiscal year 2012, down from 54.9 percent in the third quarter of fiscal year 2011. Gross margin during the current fiscal quarter was primarily reduced by the change in product mix to higher revenue in our lower margin Audio products combined with a reduction in sales from our higher margin Energy products.

Gross margin was 53.2 percent in the first nine months of fiscal year 2012, down from 56.1 percent in the first nine months of fiscal year 2011. Gross margin year over year was affected by a reduction in the sales of our higher margin energy products.

Research and Development Expense

Research and development expense for the third quarter of fiscal year 2012 was $23.1 million, an increase of $6.8 million, or 42 percent, from $16.3 million in the third quarter of fiscal year 2011. This increase was primarily due to a 22 percent increase in research and development headcount and the associated employee related expenses, coupled with higher engineering software contract expenses and product development expenses.

Research and development expense for the first nine months of fiscal year 2012 was $61.6 million, an increase of $14.7 million, or 31 percent, from $46.9 million in the first nine months of fiscal year 2011. This increase was primarily due to an increase in research and development headcount and associated employee related expenses, coupled with higher software maintenance contract expenses and product development expenses.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense in the third quarter of fiscal year 2012 was $16.5 million, an increase of $3.1 million, or 23 percent, from $13.4 million in the third quarter of fiscal year 2011. The increase was primarily attributable to a 7 percent increase in SG&A headcount as well as employee related expenses and equipment costs.

Selling, general and administrative expense in the first nine months of fiscal year 2012 was $47.9 million, an increase of $5.0 million, or 12 percent, from $42.8 million in the first nine months of fiscal year 2011. The increase was primarily attributable to increased salaries and benefits costs attributable to the 7 percent increase in SG&A headcount, increased equipment expenses, higher depreciation and amortization expenses, office rent expense, and outside professional services.

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

Income Taxes

We recorded income tax expense of $9.7 million and $21.8 million for the third quarter and first nine months of fiscal year 2012, both of which were primarily non-cash, on pre-tax income of $26.4 million and $58.9 million, respectively, yielding effective tax rates of 36.7 percent and 36.9 percent, respectively. Our income tax expense for the third quarter and first nine months of fiscal year 2012 is based on estimated effective tax rates derived from an estimate of consolidated earnings before taxes, adjusted for nondeductible expenses and other permanent differences for fiscal year 2012. The estimated effective tax rates were impacted primarily by the worldwide mix of consolidated earnings before taxes. Our income tax expense for the third quarter and first nine months of fiscal year 2012 was slightly above the federal statutory rate primarily due to the effect of state income taxes and nondeductible expenses.

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

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, capital expenditures, stock repurchases, investments in marketable securities, and strategic acquisitions. Our principal sources of liquidity are cash on hand, cash generated from operations, cash generated from the sale and maturity of marketable securities, and funds from equity issuances.

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain current assets and current liabilities. Our operational cash flows are affected by the ability of our operations to generate cash, and our management of our assets and liabilities, including both working capital and long-term assets and liabilities. Net cash provided by operating activities was $51.9 million for the first nine months of fiscal year 2012 as compared to $66.6 million for the corresponding period of fiscal year 2011. The primary source of cash from operations during the current period was related to the cash components of our net income, in addition to a $21.3 million net increase in operating assets and liabilities. Working capital fluctuates depending on end-market demand and our management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing materials and increase production. Our working capital, including cash, was $220.3 million at December 31, 2011 and $267.4 million at March 26, 2011. During the first nine months of fiscal year 2011, net cash provided by operating activities was $66.6 million. The primary source of cash from operations during the first nine months of fiscal year 2011 was related to the cash components of our net income, in addition to a $14.7 million net increase in operating assets and liabilities.

Net cash provided by investing activities was $24.5 million during the first nine months of fiscal year 2012 as compared to net cash used in investing activities of $55.4 million during the first nine months of fiscal year 2011, primarily as a result of a net $52.7 million received from the sale and maturity of marketable securities. We utilized $25.7 million for the purchase of property, equipment, and software, including approximately $14.2 million in our new headquarters facility construction costs and $3.4 million for the purchase of additional land and a building adjacent to our new headquarters facility currently under construction. Further, investments in technology required an additional $6.0 million during the nine month period ending December 31, 2011. Net cash used in investing during the first nine months of fiscal year 2011 was $55.4 million, primarily as a result of a net $36.5 million utilized for the purchase of marketable securities. In addition, we utilized $18.9 million for the purchase of property, equipment, software, and technology assets, including $10.8 million for the purchase of land for our new headquarters facility.

Net cash used in financing activities was $75.5 million during the first nine months of fiscal year 2012 as compared to $1.2 million provided by financing activities during the first nine months of fiscal year 2011. The use of cash during the first nine months of fiscal year 2012 was primarily attributable to the use of $76.8 million to repurchase 4.9 million shares of the Company’s common stock at an average price of $15.63, as discussed previously in Note 12 – Stockholder’s Equity of the Notes to Consolidated Condensed Financial Statements contained in Item 1. This use of cash in financing activities was partially offset by the issuance of 261 thousand shares of common stock in connection with option exercises during the current fiscal year, which resulted in proceeds of $1.3 million. Net cash provided by financing activities during the first nine months of fiscal year 2011 was $1.2 million, primarily attributable to the issuance of 3.7 million shares of common stock in connection with option exercises, which netted $24.0 million in proceeds. This source of cash provided by financing activities was substantially offset by the use of $22.8 million to repurchase 1.8 million shares of the Company’s common stock at an average price of $12.94.

As of December 31, 2011, we had restricted cash of $2.9 million, which primarily secures certain obligations under our lease agreement for the headquarters and engineering facility in Austin, Texas. The cash restriction for this lease agreement was reduced during the second quarter of fiscal year 2012 and will expire in May 2012.

The Company continued construction of our new headquarters facility in Austin, Texas, with completion expected in the summer of calendar year 2012. We estimate that total facility construction costs will be approximately $31 million. In addition, we estimate that we will incur an additional $8 million in furniture, fixtures, and equipment in order to fully move our headquarters employees into this new facility. Project to date, we have paid $17.6 million related to the new building. It is anticipated that the project will be funded internally from existing and future cash flows.

On December 22, 2011, the Company entered into a Capacity Investment and Loading Agreement with STATS ChipPAC Ltd. pursuant to which we will pay $10 million to STATS ChipPAC in order to secure assembly and test capacity for certain products. We paid an initial $5 million payment on January 24, 2012, and the remaining $5 million payment is due thirty days after certain capacity expansion commitments have been achieved by STATS ChipPAC. As part of the agreement, we are eligible to receive rebates on our purchases up to the full amount of our $10 million payments upon our meeting certain purchase volume milestones. Based on our current projections, we expect to receive the full amount of our $10 million payments back in rebates during the term of the agreement.

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

We are exposed to market risks associated with interest rates on our debt securities, currency movements on non-U.S. dollar denominated assets and liabilities, and the effect of market factors on the value of our marketable securities. We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. For a description of our market risks, see “Part II – Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in our 2011 Form 10-K. There have been no significant changes to our exposure to market risks since we filed our 2011 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2011 at the reasonable assurance level.

Changes in control over financial reporting

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities. We regularly evaluate the status of legal proceedings in which we are involved, to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred and determine if accruals are appropriate. We further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made, if accruals are not appropriate.

For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought; (iii) damages are unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties. For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition. However, the ultimate resolutions of these various proceedings and matters are inherently difficult to predict; as such, our operating results could be materially affected by the unfavorable resolution of one or more of these proceedings or matters for any particular period, depending, in part, upon the operating results for such period.

On September 1, 2011, HSM Portfolio LLC and Technology Properties Limited LLC (collectively, the “Plaintiffs”) filed suit against Cirrus Logic and 17 other defendants in the U.S. District Court, District of Delaware. The Plaintiffs allege that Cirrus Logic infringed U.S. Patent No. 5,030,853. In their complaint, the Plaintiffs indicated that they are seeking unspecified monetary damages, including up to treble damages for willful infringement. On November 30, 2011, Cirrus Logic filed a motion to dismiss certain claims of the Plaintiffs’ suit for failure to state a claim. Until the Court rules on this motion, Cirrus Logic’s answer will not be due.

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

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our sales and adversely affect our business. For the first nine months of fiscal years 2012 and 2011, our ten largest end customers represented approximately 74 percent and 60 percent of our sales, respectively. We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 62 percent and 44 percent of the Company’s total sales for the first nine months of fiscal years 2012 and 2011, respectively.

We had one distributor, Avnet Inc., which represented 16 percent and 24 percent of our sales for the first nine months of fiscal years 2012 and 2011, respectively. No other end customer or distributor represented more than 10 percent of net sales for the nine month periods ending December 31, 2011, or December 25, 2010.

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

Our failure to develop and introduce in a timely manner new products could harm our operating results.

Our success depends upon our ability to develop new products for new and existing customers, and to introduce these products in a timely and cost-effective manner. New product introductions involve significant investment of resources and potential risks. Delays in new product introductions or less-than-anticipated market acceptance of our new products are possible and would have an adverse effect on our sales and earnings. The development of new products is highly complex and, from time-to-time, we have experienced delays in developing and introducing these new products. Successful product development and introduction depend on a number of factors including, but not limited to:

•	proper new product definition;

•	timely completion of design and testing of new products;

•	assisting our customers with integration of our components into their new products, including providing support from the concept stage through design, launch and production ramp;

•	successfully developing and implementing the software necessary to integrate our products into our customers’ products;

•	achievement of acceptable manufacturing yields;

•	availability of wafer fabrication, assembly, and test capacity;

•	market acceptance of our products and the products of our customers; and

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 4, 2010, we announced that our Board of Directors approved a common stock repurchase program that authorized us to purchase up to $80.0 million in common stock. The repurchases were to be funded from existing cash and were intended to be effected from time to time in accordance with applicable securities laws through the open market or in privately negotiated transactions. The timing of the repurchases and the actual amount purchased depend on a variety of factors including the market price of the Company’s shares, general market and economic conditions, and other corporate considerations. The program does not have an expiration date, does not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company’s discretion. As of December 31, 2011, 5.1 million shares have been repurchased at a cost of $79.5 million, or an average price of $15.51 per share, under this program. No repurchases of shares of common stock were made during the third quarter of fiscal year 2012.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of or incorporated by reference into this Report:

3.1	Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (1)
3.2	Amended and Restated Bylaws of Registrant. (2)
10.1	Amendment to General Contractors Agreement by Registrant dated January 12, 2012
31.1 *	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *#	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *#	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS #	XBRL Instance Document
101.SCH #	XBRL Taxonomy Extension Schema Document
101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB #	XBRL Taxonomy Extension Label Linkbase Document
101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed with this Form 10-Q.
#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

(1)	Incorporated by reference to exhibit 3.1 from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 22, 2001.
(2)	Incorporated by reference to exhibit 3.1 from Registrant’s Report of Form 8-K filed with the Commission on May 26, 2011.

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index list noted above and are incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRRUS LOGIC, INC.

Date: January 26, 2012	By:	/s/ THURMAN K. CASE
Thurman K. Case
Chief Financial Officer and Principal Accounting Officer