Form 10-K
period 2012-03-31
CIRRUS LOGIC INC
filed 2012-05-30
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended March 31, 2012

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________
___________________

Commission File Number 0-17795

CIRRUS LOGIC, INC.

DELAWARE	77-0024818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Via Fortuna, Austin, TX 78746
(Address of principal executive offices)

Registrant’s telephone number, including area code: (512) 851-4000
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES ☑     NO ☐

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES ☐     NO ☑

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑     NO ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES ☑     NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES ☐     NO ☑

     The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $863,787,764 based upon the closing price reported on the NASDAQ Global Select Market as of September 23, 2011. Stock held by directors, officers and stockholders owning 5 percent or more of the outstanding common stock were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.

     As of May 29, 2012, the number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 64,479,256.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain information contained in the registrant’s proxy statement for its annual meeting of stockholders to be held July 26, 2012 is incorporated by reference in Part II – Item 5. and Part III of this Annual Report on Form 10-K.

CIRRUS LOGIC, INC.

FORM 10-K

For The Fiscal Year Ended March 31, 2012

PART I

ITEM 1. Business

     Cirrus Logic, Inc. (“Cirrus Logic,” “Cirrus,” “We,” “Us,” “Our,” or the “Company”) develops high-precision, analog and mixed-signal integrated circuits (“ICs”) for a broad range of audio and energy markets. Building on our diverse analog mixed-signal patent portfolio, Cirrus Logic delivers highly optimized products for consumer and commercial audio, automotive entertainment, and targeted industrial and energy-related applications. We also develop ICs, board-level modules and hybrids for high-power amplifier applications branded as the Apex Precision Power™ (“Apex”) line of products.

     We were incorporated in California in 1984, became a public company in 1989 and were reincorporated in the State of Delaware in February 1999. Our primary facility housing engineering, sales and marketing, and administrative functions is located in Austin, Texas. In addition, we have engineering, administrative, and assembly facilities in Tucson, Arizona, as well as sales locations throughout the United States. We also serve customers from international sales offices in Europe and Asia, including the People’s Republic of China, Hong Kong, South Korea, Japan, Singapore, Taiwan and the United Kingdom. Our common stock, which has been publicly traded since 1989, is listed on the NASDAQ Global Select Market under the symbol CRUS.

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

     Due to the extremely high costs involved in developing and operating a wafer fabrication facility, many semiconductor companies, including Cirrus, rely on third party foundries to manufacture their IC’s. We believe that our fabless manufacturing model significantly reduces our capital requirements and allows us to focus our resources on the design, development, and marketing of our ICs.

Segments

     We determine our operating segments in accordance with Financial Accounting Standards Board (“FASB”) guidelines. Our Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker as defined by these guidelines.

     The Company operates and tracks its results in one reportable segment based on the aggregation of activity from its two product lines. Our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources, rather than detailed information at a product line level. Additionally, our product lines have similar characteristics and customers. They share operations support functions such as sales, public relations, supply chain management, various research and development and engineering support, in addition to the general and administrative functions of human resources, legal, finance and information technology. Therefore, there is no discrete financial information maintained for these product lines. We report revenue in two product categories: audio products and energy products. For fiscal years 2012, 2011, and 2010, audio product sales were $350.7 million, $264.8 million, and $153.7 million, respectively. For fiscal years 2012, 2011, and 2010, energy product sales were $76.1 million, $104.7 million, and $67.3 million, respectively.

     See Note 15 - Segment Information, of the Notes to Consolidated Financial Statements contained in Item 8 for further details including sales and property, plant and equipment, net, by geographic locations.

Company Strategy

     Our strategy is somewhat different from many mixed-signal semiconductor companies. In addition to developing a few catalog-type products that can be used by a broad array of customers, we are particularly focused on providing innovative custom products to market leading customers in the various markets we serve.

     Specifically, we target growing markets where we can showcase our expertise in analog and digital signal processing to solve challenging problems. Our approach has been to develop new catalog components that embody our latest innovations, which we then use to engage with the leading customers in a particular market or application. We then focus on building a strong engineering relationship with the design teams at these customers and work to develop highly differentiated products that address their specific needs using our own intellectual property (“IP”), sometimes in combination with theirs. When we have been successful with this approach, one initial design win has expanded into many additional products. This strategy gives us the opportunity to increase our content per box with a customer over time through the addition of new features and the integration of other system components into our products.

Markets and Products

     The following provides a detailed discussion regarding our audio and energy product lines:

     Audio Products: High-precision analog and mixed-signal components, as well as audio digital signal processor (“DSP”) products for consumer, professional and automotive entertainment markets.

     Energy Products: High-precision analog and mixed-signal components for energy-related applications, such as light emitting diode (“LED”) lighting, energy measurement, energy exploration and energy control systems. Energy products also include ICs, board-level modules and hybrids for high-power pulse width modulation (“PWM”) and power amplifier applications.

AUDIO PRODUCTS

     We are a recognized leader in analog and mixed-signal audio converter and audio DSP products that enable today’s new consumer, professional and automotive entertainment applications. Our broad portfolio of approximately 250 active proprietary products includes analog-to-digital converters (“ADCs”), digital-to-analog converters (“DACs”), “codecs” - chips that integrate ADCs and DACs into a single IC, digital interface ICs, volume controls and digital amplifiers, as well as audio DSPs for consumer electronics applications such as audio/video receivers (“AVRs”) and digital TVs. Our products are used in a wide array of consumer applications, including portable media players, smartphones, tablets, AVRs, DVD and Blu-ray Disc players, complete home theater systems, set-top boxes, gaming devices, sound cards and digital televisions. Applications for products within professional markets include digital mixing consoles, multi-track digital recorders and effects processors. Applications for products within automotive markets include amplifiers, satellite radio systems, telematics and multi-speaker car-audio systems.

ENERGY PRODUCTS

     We provide high-precision analog and mixed-signal ICs for targeted energy control, energy measurement and energy exploration applications, as well as ICs, board-level modules, and hybrids from the Apex brand of products for high-power PWM and power amplifier applications. We have approximately 450 active proprietary products which include LED driver ICs, power factor correction ICs, ADCs, DACs, linear amplifiers, PWM amplifiers, and amplifier ICs. Our products are used in a wide array of high-precision, energy-related applications including LED retrofit lamps, digital utility meters, power supplies, lighting ballasts, motor control, energy exploration, and high-power systems. New additions to our proprietary product portfolio in the past fiscal year include:

1.	The CS1501/1601 are digitally controlled, variable frequency discontinuous conduction mode (VF-DCM), active power factor correction ICs intended for use in switch-mode power supplies rated up to 300 watts. The CS1501 is designed to address power supplies, such as laptop adapters, digital TVs and PC power, while the CS1601 targets lighting applications, such as LED and fluorescent electronic lighting ballasts.

2.	The CS161X family of TRIAC dimmable LED drivers, which have been tested to provide near 100 percent compatibility with the world’s base of installed dimmers, is the first LED driver IC product family from Cirrus Logic that targets the retrofit incandescent replacement market, which many analysts believe will grow to 1 billion units by 2015.

Customers, Marketing, and Sales

     We offer approximately 700 products to more than 3,000 active customers worldwide through both direct and indirect sales channels. Our major customers are among the world’s leading electronics manufacturers. We target both large existing and emerging growth consumer electronic and energy markets that derive value from our expertise in advanced analog and mixed-signal design processing, systems-level integrated circuit engineering and embedded software development. We derive our sales both domestically and from a variety of locations across the world, including the People’s Republic of China, the European Union, Hong Kong, Japan, South Korea, Taiwan, and the United Kingdom. Our domestic sales force includes a network of regional direct sales offices located in California, Massachusetts, Ohio, Nevada, North Carolina, and Texas. International sales offices and staff are located in Germany, Hong Kong, Shanghai and Shenzhen in the People’s Republic of China, Singapore, South Korea, Taiwan, Japan and the United Kingdom. We supplement our direct sales force with external sales representatives and distributors. Our technical support staff is located in Texas and Arizona. Our worldwide sales force provides geographically specific support to our customers and specialized selling of product lines with unique customer bases. See Note 15 - Segment Information, of the Notes to Consolidated Financial Statements contained in Item 8 for further detail and for additional disclosure regarding sales and property, plant and equipment, net, by geographic locations.

     Since the components we produce are largely proprietary and generally not available from second sources, we generally consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, from an external sales representative or distributor, or through a third party manufacturer contracted to produce their designs. For fiscal years 2012, 2011, and 2010, our ten largest end customers represented approximately 74 percent, 62 percent, and 54 percent, of our sales, respectively. For fiscal years 2012, 2011, and 2010, we had one end customer, Apple Inc., who purchased through multiple contract manufacturers and represented approximately 62 percent, 47 percent, and 35 percent, of the Company’s total sales, respectively. For fiscal years 2012, 2011, and 2010, we had one distributor, Avnet Inc., who represented 15 percent, 24 percent, and 26 percent, of our sales, respectively.

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

     Although our products are made from basic materials (principally silicon, metals and plastics), all of which are available from a number of suppliers, capacity at wafer foundries sometimes becomes constrained. The limited availability of certain materials may impact our suppliers’ ability to meet our demand needs or impact the price we are charged. The prices of certain other basic materials, such as metals, gases and chemicals used in the production of circuits can increase as demand grows for these basic commodities. In most cases, we do not procure these materials ourselves; nevertheless, we are reliant on such materials for producing our products because our outside foundry and package and test subcontractors must procure them. To help mitigate risks associated with constrained capacity, we use multiple foundries, assembly and test sources.

Patents, Licenses and Trademarks

     We rely on patent, copyright, trademark, and trade secret laws to protect our intellectual property, products, and technology. As of March 31, 2012, we held approximately 1,027 granted U.S. patents, 109 U.S. pending patent applications and various corresponding international patents and applications. Our U.S. patents expire in calendar years 2012 through 2030. While our patents are an important element of our success, our business as a whole is not dependent on any one patent or group of patents. We do not anticipate any material effect on our business due to any patents expiring in 2012, and we continue to obtain new patents through our ongoing research and development.

     We have maintained U.S. federal trademark registrations for CIRRUS LOGIC, CIRRUS, Cirrus Logic logo designs, CRYSTAL, APEX and APEX PRECISION POWER. These U.S. registrations may be renewed as long as the marks continue to be used in interstate commerce. We have also filed or obtained foreign registration for these marks in other countries or jurisdictions where we conduct, or anticipate conducting, international business.

     To complement our own research and development efforts, we have also licensed and expect to continue to license, a variety of intellectual property and technologies important to our business from third parties.

Research and Development

     We concentrate our research and development efforts on the design and development of new products for each of our principal markets. We also fund certain advanced-process technology development, as well as other emerging product opportunities. Expenditures for research and development in fiscal years 2012, 2011, and 2010 were $85.7 million, $63.9 million, and $51.4 million, respectively. Our future success is highly dependent upon our ability to develop complex new products, to transfer new products to volume production, to introduce them into the marketplace in a timely fashion, and to have them selected for design into products of systems manufacturers. Our future success may also depend on assisting our customers with integration of our components into their new products, including providing support from the concept stage through design, launch and production ramp.

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

Employees

     As of March 31, 2012, we had 676 full-time employees, an increase of 106 employees, or 19 percent, over the end of fiscal year 2011. Of our full-time employees, 54 percent were engaged in research and product development activities, 34 percent in sales, marketing, general and administrative activities, and 12 percent in manufacturing-related activities. Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering, and administrative personnel.

     We have never had a work stoppage and none of our employees are represented by collective bargaining agreements. We consider our employee relations to be good.

Forward--Looking Statements

     This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities the Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. In some cases, forward-looking statements are identified by words such as “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” and “intend.” Variations of these types of words and similar expressions are intended to identify these forward-looking statements. Any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in Item 1A. Risk Factors and elsewhere in this report, as well as in the documents filed by us with the SEC, specifically the most recent reports on Form 10-Q and 8-K, each as it may be amended from time to time.

     We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update this information to reflect events or circumstances after the filing of this report with the SEC, except as required by law. All forward-looking statements, expressed or implied, included in this Form 10-K and attributable to Cirrus Logic are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we may make or persons acting on our behalf may issue. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

Item 1A. Risk Factors

     Our business faces significant risks. The risk factors set forth below may not be the only risks that we face and there is a risk that we may have failed to identify all possible risk factors. Additional risks that we are not aware of yet or that currently are not significant may adversely affect our business operations. You should read the following cautionary statements in conjunction with the factors discussed elsewhere in this and other Cirrus Logic filings with the SEC. These cautionary statements are intended to highlight certain factors that may affect the financial condition and results of operations of Cirrus Logic and are not meant to be an exhaustive discussion of risks that apply to companies such as ours.

We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, any key customer or distributor could significantly reduce our sales.

     While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our sales and adversely affect our business. For the twelve month periods ending March 31, 2012, and March 26, 2011, our ten largest end customers represented approximately 74 percent and 62 percent of our sales, respectively. For the twelve month periods ending March 31, 2012, and March 26, 2011, we had one end customer, Apple Inc., who purchased through multiple contract manufacturers and represented approximately 62 percent and 47 percent of the Company’s total sales, respectively. For the twelve month periods ending March 31, 2012, and March 26, 2011, we had one distributor, Avnet Inc., who represented 15 percent and 24 percent of our sales, respectively.

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

Our failure to develop and ramp new products into production in a timely manner could harm our operating results.

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

  proper new product definition;

  timely completion of design and testing of new products;

  assisting our customers with integration of our components into their new products, including providing support from the concept stage through design, launch and production ramp;

  successfully developing and implementing the software necessary to integrate our products into our customers’ products;

  achievement of acceptable manufacturing yields;

  availability of wafer fabrication, assembly, and test capacity; and

  market acceptance of our products and the products of our customers.

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

Shifts in industry-wide capacity and our practice of ordering and purchasing our products based on sales forecasts may result in significant fluctuations in inventory and our quarterly and annual operating results.

     We rely on independent foundries and assembly and test houses to manufacture our products. Our reliance on these third party suppliers involves certain risks and uncertainties. For example, shifts in industry-wide capacity from shortages to oversupply, or from oversupply to shortages, may result in significant fluctuations in our quarterly and annual operating results. In addition, we may order wafers and build inventory in advance of receiving purchase orders from our customers. Because our industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand, order cancellations, or technological obsolescence, there is a risk that we will forecast inaccurately and produce excess inventories of particular products. In addition, if we experience supply constraints or manufacturing problems at a particular supplier, we could be required to switch suppliers or qualify additional suppliers. Switching and/or qualifying additional suppliers could be an expensive process and take as long as six to twelve months to complete, which could result in material adverse fluctuations to our operating results.

     We generally order our products through non-cancelable purchase orders from third-party foundries based on our sales forecasts, and our customers can generally cancel or reschedule orders they place with us without significant penalties. If we do not receive orders as anticipated by our forecasts, or our customers cancel orders that are placed, we may experience increased inventory levels.

     Due to the product manufacturing cycle characteristic of IC manufacturing and the inherent imprecision in the accuracy of our customers’ forecasts, product inventories may not always correspond to product demand, leading to shortages or surpluses of certain products. As a result of such inventory imbalances, future inventory write-downs and charges to gross margin may occur due to lower of cost or market accounting, excess inventory, and inventory obsolescence. The risks associated with building excess inventory levels may increase during a significant production ramp along the lines of the ramp the Company anticipates in fiscal year 2013.

In general, our customers may cancel or reschedule orders on short notice without incurring significant penalties; therefore, our sales and operating results in any quarter are difficult to forecast.

     In general, we rely on customers issuing purchases order to buy our products rather than long-term supply contracts. Customers may cancel or reschedule orders on short notice without incurring significant penalties. Therefore, cancellations, reductions, or delays of orders from any significant customer could have a material adverse effect on our business, financial condition, and results of operations.

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

  insufficient capacity available to meet our demand;

  inadequate manufacturing yields and excessive costs;

  inability of these third parties to obtain an adequate supply of raw materials;

  difficulties selecting and integrating new subcontractors;

  limited warranties on products supplied to us;

  potential increases in prices; and

  increased exposure to potential misappropriation of our intellectual property.

     Our outside foundries and assembly and test suppliers generally manufacture our products on a purchase order basis, and we have few long-term supply arrangements with these suppliers. Therefore, our third party manufacturers and suppliers are not obligated to supply us with products for any specific period of time, quantity, or price, except as may be provided in any particular purchase order or in relation to an existing supply agreement. A manufacturing or supply disruption experienced by one or more of our outside suppliers or a disruption of our relationship with an outside foundry could negatively impact the production of certain of our products for a substantial period of time.

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

  reduced margins;

  damage to our reputation;

  a material recall and replacement costs for product warranty and support;

  payments to our customer related to the recall claims as a result of various industry or business practices, contractual requirements, or in order to maintain good customer relationships;

  an adverse impact to our customer relationships by the occurrence of significant defects;

  a delay in recognition or loss of revenues, loss of market share, or failure to achieve market acceptance; and

  a diversion of the attention of our engineering personnel from our product development efforts.

     In addition, any defects or other problems with our products could result in financial losses or other damages to our customers who could seek damages from us for their losses. A product liability or warranty claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend. In particular, the sale of systems and components that are incorporated into certain applications for the automotive industry involves a high degree of risk that such claims may be made.

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

  writing off the value of inventory of such products;

  disposing of products that cannot be fixed;

  recalling such products that have been shipped to customers;

  providing product replacements for, or modifications to, such products; and

  defending against litigation related to such products.

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

  excess or obsolete inventory;

  competitive pricing pressures;

  our ability to introduce new products on a timely basis;

  the timing and extent of our research and development expenses;

  the failure to anticipate changing customer product requirements;

  disruption in the supply of wafers, assembly, or test services;

  reduction of manufacturing yields;

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

     Export sales, principally to Asia, include sales to U.S-based customers with overseas manufacturing plants or manufacturing sub-contractors. These export sales represented 88 percent, 82 percent, and 79 percent of our net sales in fiscal years 2012, 2011, and 2010, respectively. We expect export sales to continue to represent a significant portion of product sales. This reliance on international sales subjects us to the risks of conducting business internationally, including risks associated with political and economic instability, global health conditions, currency controls, exchange rate fluctuations and changes in import/export regulations, tariff and freight rates, as well as the risks of natural disaster, especially in Asia. For example, the political or economic instability in a given region may have an adverse impact on the financial position of end users in the region, which could affect future orders and harm our results of operations. Our international sales operations involve a number of other risks including, but not limited to:

  unexpected changes in government regulatory requirements;

  changes to countries’ banking and credit requirements;

  changes in diplomatic and trade relationships;

  delays resulting from difficulty in obtaining export licenses for technology;

  tariffs and other barriers and restrictions;

  competition with non-U.S. companies or other domestic companies entering the non-U.S. markets in which we operate;

  longer sales and payment cycles;

  problems in collecting accounts receivable; and

  the burdens of complying with a variety of non-U.S. laws.

     In addition, our competitive position may be affected by the exchange rate of the U.S. dollar against other currencies. Consequently, increases in the value of the dollar would increase the price in local currencies of our products in non-U.S. markets and make our products relatively more expensive. Alternatively, decreases in the value of the dollar will increase the relative cost of operations that are based overseas. We cannot provide assurances that regulatory, political and other factors will not adversely affect our operations in the future or require us to modify our current business practices.

We are subject to the export control regulations of the U.S. Department of State and the Department of Commerce. A violation of these export control regulations could have a material adverse effect on our business or our results of operations, cash flows, or financial position.

     The nature of our international business, and in particular, the manufacture and sale of certain products from our Apex Precision Power Product line, subjects us to the export control regulations of the U.S. Department of State and the Department of Commerce. If these export control regulations are violated, it could result in monetary penalties and denial of export privileges. The U.S. government is very strict with respect to compliance and has served notice generally that failure to comply with these regulations may subject violators to fines and/or imprisonment. Although we are not aware of any material violation of any export control regulations, a failure to comply with any of the above mentioned regulations could have a material adverse effect on our business.

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

  difficulties in staffing and managing non-U.S. operations;

  failure of non-U.S. laws to adequately protect our U.S. intellectual property, patent, trademarks, copyrights know-how and other proprietary rights;

  global health conditions and potential natural disasters;

  political and economic instability in international regions;

  international currency controls and exchange rate fluctuations;

  vulnerability to terrorist groups targeting American interests abroad; and

  legal uncertainty regarding liability and compliance with non-U.S. laws and regulatory requirements.

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

     We compete in a number of fragmented markets. Our principal competitors in these markets include AKM Semiconductor Inc., Analog Devices Inc., Austriamicrosystems AG, Dialog Semiconductor, Freescale Semiconductor Inc., Integrated Device Technology Inc., iWatt Inc., Infineon Technologies AG, Linear Technologies Corporation, Maxim Integrated Products Inc., NXP Semiconductors N.V., ON Semiconductor Corporation, Power Integrations Inc., Realtek Semiconductor Corporation, ST Microelectronics N.V., Texas Instruments, Inc., and Wolfson Microelectronics plc. Many of these competitors have greater financial, engineering, manufacturing, marketing, technical, distribution, and other resources; broader product lines; broader intellectual property portfolios; and longer relationships with customers. We also expect intensified competition from emerging companies and from customers who develop their own IC products. In addition, some of our current and future competitors maintain their own fabrication facilities, which could benefit them in connection with cost, capacity, and technical issues.

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

     Competition for highly qualified personnel in our industry is intense. The number of technology companies in the geographic areas in which we operate is greater than it has been historically and we expect competition for qualified personnel to intensify. There are only a limited number of individuals in the job market with the requisite skills. Our Human Resources organization focuses significant efforts on attracting and retaining individuals in key technology positions. The loss of the services of key personnel or our inability to hire new personnel with the requisite skills could restrict our ability to develop new products or enhance existing products in a timely manner, sell products to our customers, or manage our business effectively.

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

  the potential disruption of our ongoing business;

  unexpected costs or incurring unknown liabilities;

  the diversion of management resources from other strategic and operational issues;

  the inability to retain the employees of the acquired businesses;

  difficulties relating to integrating the operations and personnel of the acquired businesses;

  adverse effects on the existing customer relationships of acquired companies;

  the potential incompatibility of business cultures;

  adverse effects associated with entering into markets and acquiring technologies in areas in which we have little experience; and

  acquired intangible assets becoming impaired as a result of technological advancements, or worse-than-expected performance of the acquired company.

     If we are unable to successfully address any of these risks, our business could be harmed.

We may not be able to borrow funds under our credit facility or secure future financing.

     On April 19, 2012, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent and Issuing Lender, Barclays Bank, as Syndication Agent, Wells Fargo Securities, LLC and Barclays Capital, as Joint Lead Arrangers and Co-Book Managers, and the lenders referred to therein (the “Lenders”). The Credit Agreement provides for a $100 million unsecured revolving credit facility (the “Credit Facility”) with a $15 million letter of credit sublimit. We view this Credit Facility as a source of available liquidity to fund fluctuations in our working capital requirements. For example, if we experience an increase in order activity from our customers, our cash balance may decrease due to the need to purchase inventories to fulfill those orders. If this occurs, we may need to draw on this facility. This facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds. We cannot assure that we will be in compliance with these conditions, covenants and representations in the future when we may need to borrow funds under this facility. In addition, this facility expires on April 18, 2013, after which time we may need to secure new financing to continue funding fluctuations in our working capital requirements. We cannot assure that we will be able to secure new financing, or financing on terms that are acceptable to us.

     Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory, and other factors, some of which are beyond our control. If our operating results are not sufficient to service our future indebtedness, we will be forced to take actions such as reducing or delaying business activities, acquisitions, investments, and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to effect any of these remedies on satisfactory terms or at all.

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

     The market price of our common stock fluctuates significantly. This fluctuation has been or may be the result of numerous factors, including, but not limited to:

  actual or anticipated fluctuations in our operating results;

  announcements concerning our business or those of our competitors, customers, or suppliers;

  loss of a significant customer, or customers;

  changes in financial estimates by securities analysts or our failure to perform as anticipated by the analysts;

  news, commentary, and rumors emanating from the media relating to us, our customers, or the industry. These reports may be unrelated to the actual operating performance of the Company, and in some cases, may be potentially misleading or incorrect;

  announcements regarding technological innovations or new products by us or our competitors;

  announcements by us of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;

  announcements by us of significant divestitures or sale of certain assets or intellectual property;

  litigation arising out of a wide variety of matters, including, among others, employment matters and intellectual property matters;

  departure of key personnel;

  single significant stockholders selling for any reason;

  general conditions in the IC industry; and

  general market conditions and interest rates.

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

  the inability of stockholders to call a special meeting of stockholders;

  a prohibition on stockholder action by written consent; and

  a requirement that stockholders provide advance notice of any stockholder nominations of directors or any proposal of new business to be considered at any meeting of stockholders.

     We are also subject to the anti-takeover laws of Delaware that may prevent, delay or impede a third party from acquiring or merging with us, which may adversely affect the market price of our common stock.

We are subject to the risks of owning real property.

     We are nearing completion of construction of our U.S. headquarters in Austin, Texas, and we own our facility in Tucson, Arizona. The ownership of our U.S. headquarters, along with the ownership of our facility in Tucson, subject us to the risks of owning real property, which may include:

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

ITEM 1B. Unresolved Staff Comments

     None.

ITEM 2. Properties

     As of May 1, 2012, our principal leased facilities, located in Austin, Texas, consisted of approximately 214,000 square feet of office space. This leased space includes our headquarters and engineering facility, which has 197,000 square feet, of which we have subleased approximately 15,000 square feet. Our principal leased facilities in Austin, Texas also include 17,000 square feet of leased space at our failure analysis facility with lease terms that extend into calendar year 2013. Both the lease and subleases at our current headquarters and engineering facility have terms ending in August 2012. In lieu of renewing this lease and its subleases, we will be moving the Austin employees staffed there into the Company’s new corporate headquarters in Austin, Texas. We anticipate completing the construction of this facility in the summer of 2012. The new headquarters facility will consist of approximately 135,000 square feet of office space and will primarily be occupied by research and development personnel. With the sharp increase in staffing levels following construction commencement, it was necessary to obtain additional office space to fulfill these needs. The Company purchased an adjacent property in May 2011 and, in February 2012, entered into a lease agreement for nearby office space. The purchased property consists of about 16,000 square feet of space, 7,000 square feet of which is currently subleased through November 2014. We expect to staff this facility with a mixture of administrative personnel, research and development personnel, and testing equipment once the current subleases expire and renovations are complete. The leased property consists of approximately 30,000 square feet. We expect the five year lease term to commence on our anticipated arrival date beginning June 2012. This facility will primarily be occupied by administrative personnel.

     Our operations in Tucson, Arizona are supported by two facilities, which house the employees who design, manufacture, and sell our Apex brand of products. The first facility is a 56,000 square foot building owned by the Company which includes an assembly facility as well as engineering and administrative personnel that supports the manufacture and sale of our Apex brand of products. The second facility is 28,000 square feet of leased office space primarily occupied by engineering personnel. The term of this lease extends through May 2015.

     Below is a detailed schedule that identifies our occupied leased and owned property locations as of May 1, 2012, with various lease terms through fiscal year 2015:

Design Centers	Sales Support Offices – USA	Sales Support Offices – International
Austin, Texas	Burlington, Massachusetts	Hong Kong, China
Tucson, Arizona		Shanghai, China
Shenzhen, China
Tokyo, Japan
Singapore
Seoul, South Korea
Taipei, Taiwan
Buckinghamshire, United Kingdom

     See Note 9 - Commitments and Contingencies of the Notes to Consolidated Financial Statements contained in Item 8 for further detail.

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

ITEM 4. Mine Safety Disclosures

     Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Our Common Stock is traded on the NASDAQ Global Select Market under the symbol CRUS. The following table shows, for the periods indicated, the high and low intra-day sales prices for our Common Stock.

	High	Low
Fiscal year ended March 31, 2012
First quarter	$21.96	$13.13
Second quarter	18.51	12.52
Third quarter	18.35	13.40
Fourth quarter	24.85	15.69
Fiscal year ended March 26, 2011
First quarter	$18.85	$7.86
Second quarter	21.20	14.55
Third quarter	19.07	12.39
Fourth quarter	25.48	15.86

     As of May 29, 2012, there were approximately 710 holders of record of our Common Stock.

     We have not paid cash dividends on our Common Stock and currently intend to continue a policy of retaining any earnings for reinvestment in our business.

     The information under the caption “Equity Compensation Plan Information” in our 2012 Proxy Statement is incorporated herein by reference.

Stock Price Performance Graph

     The following graph and table show a comparison of the five-year cumulative total stockholder return, calculated on a dividend reinvestment basis, for Cirrus Logic, the S&P 500 Composite Index (the “S&P 500”), and the Semiconductor Subgroup of the S&P Electronics Index (the “S&P Semiconductors Index”).

	3/31/07	3/29/08	3/28/09	3/27/10	3/26/11	3/31/12
Cirrus Logic, Inc.	100.00	86.55	52.22	103.00	276.24	310.70
S&P 500 Index	100.00	94.38	60.10	87.78	100.83	110.48
S&P 500 Semiconductors Index	100.00	93.62	69.29	105.35	117.51	135.18

(1)	The graph assumes that $100 was invested in our common stock and in each index at the market close on March 31, 2007, and that all dividends were reinvested. No cash dividends were declared on our common stock during the periods presented.

(2)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

ITEM 6. Selected Consolidated Financial Data

     The information contained below should be read along with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Financial Statements and Supplementary Data (Amounts in thousands, except per share amounts).

	Fiscal Years
	2012	2011	2010	2009	2008
	(1)	(1)	(1)	(2)	(3)
Net sales	$426,843	$369,571	$220,989	$174,642	$181,885
Net Income (loss)	87,983	203,503	38,398	3,475	(5,846)
Basic earnings (loss) per share	$1.35	$3.00	$0.59	$0.05	$(0.07)
Diluted earnings (loss) per share	$1.29	$2.82	$0.59	$0.05	$(0.07)
Financial position at year end:
Cash, cash equivalents, restricted
investments and marketable
securities	$184,788	$215,055	$141,626	$120,232	$187,498
Total assets	544,462	496,621	267,610	207,004	298,306
Working capital	278,602	267,416	142,965	126,908	194,665
Long-term obligations	5,620	6,188	7,119	8,328	9,381
Total stockholders’ equity	$465,857	$438,379	$218,601	$172,928	$240,935

1)	Refer to the consolidated financial statements and the Notes thereto contained in Item 8 of this Form 10-K for fiscal years 2012, 2011, and 2010 for an expanded discussion of factors that materially affect the comparability of the information reflected in the selected consolidated financial data presented above.

2)	The reduction in cash, cash equivalents, restricted investments, and marketable securities, as well as total stockholders’ equity, in fiscal year 2009 was primarily attributable to the completion of a $150 million stock repurchase program, which commenced in late fiscal year 2008 and was completed in fiscal year 2009.

3)	Net income in fiscal year 2008 was unfavorably impacted by a $10.5 million restructuring charge, a $4.6 million charge to increase the valuation allowance on our U.S. deferred tax assets, a $4.5 million increase in research and development expenses primarily attributable to the acquisition of Apex Microtechnology, a $3.7 million charge for an impairment of non-marketable securities, and a $1.8 million charge for acquired in-process research and development associated with the Apex Microtechnology acquisition.

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

     We believe the following critical accounting policies involve significant judgments and estimates that are used in the preparation of the consolidated financial statements:

  For purposes of determining the variables used in the calculation of stock compensation expense for stock options, we perform an analysis of current market data and historical company data to calculate an estimate of implied volatility, the expected term of the option, and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our Consolidated Statement of Operations. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements. See Note 8 – Equity Compensation of the Notes to Consolidated Financial Statements for additional details.

  We recognize revenue when all of the following criteria are met: persuasive evidence that an arrangement exists, delivery of goods has occurred, the sales price is fixed or determinable and collectability is reasonably assured. We evaluate our distributor arrangements, on a distributor by distributor basis, with respect to each of the four criteria above. For a majority of our distributor arrangements, we provide rights of price protection and stock rotation. As a result, revenue is deferred at the time of shipment to our domestic distributors and certain international distributors due to the determination that the ultimate sales price to the distributor is not fixed or determinable. Once the distributor has resold the product, and our final sales price is fixed or determinable, we recognize revenue for the final sales price and record the related costs of sales. For certain of our smaller international distributors, we do not grant price protection rights and provide minimal stock rotation rights. For these distributors, revenue is recognized upon delivery to the distributor, less an allowance for estimated returns, as the revenue recognition criteria have been met upon shipment.

  Further, the Company defers the associated cost of goods sold on our consolidated balance sheet, net within the deferred income caption. The Company routinely evaluates the products held by our distributors for impairment to the extent such products may be returned by the distributor within these limited rights and such products would be considered excess or obsolete if included within our own inventory. Products returned by distributors and subsequently scrapped have historically been immaterial to the Company.

  We provide for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company evaluates the ability to realize its deferred tax assets by using a three year forecast to determine the amount of net operating losses and other deferred tax assets that would be utilized if we achieved the results set forth in the three year forecast. The Company limited the forecast period to three years because of the cyclical and competitive nature of the semiconductor industry, and the Company’s reliance on a key customer who represented approximately 62 percent of total sales in fiscal year 2012. There can be no assurance that we will achieve the results set forth in our three year forecast and our actual results may differ materially from our forecast.

We have provided a valuation allowance against a portion of our net U.S. deferred tax assets due to uncertainties regarding their realization. We evaluate our ability to realize our deferred tax assets basis by determining whether or not the anticipated future taxable income is expected to be sufficient to utilize the deferred tax assets that we have recognized. If our future income is not sufficient to utilize the deferred tax assets that we have recognized, we increase the valuation allowance to the point at which all of the remaining recognized deferred tax assets will be utilized by the future taxable income. If our anticipated future taxable income is sufficient to conclude that additional deferred tax assets should be recognized, we decrease the valuation allowance. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax rules and the potential for future adjustment of our uncertain tax positions by the Internal Revenue Service or other taxing jurisdiction. If our estimates of these taxes are greater or less than actual results, an additional tax benefit or charge will result. See Note 14 – Income Taxes of the Notes to Consolidated Financial Statements contained in Item 8.

  The Company evaluates the collectability of accounts receivable. We maintain allowances for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We regularly evaluate our allowance for doubtful accounts based upon the age of the receivable, our ongoing customer relations, as well as any disputes with the customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which could have a material effect on our operating results and financial position. Additionally, we may maintain an allowance for doubtful accounts for estimated losses on receivables from customers with whom we are involved in litigation. See Note 5 – Accounts Receivable, net of the Notes to Consolidated Financial Statements contained in Item 8.

  Inventories are recorded at the lower of cost or market, with cost being determined on a first-in, first-out basis. We write down inventories to net realizable value based on forecasted demand, management judgment, and the age of inventory. Actual demand and market conditions may be different from those projected by management, which could have a material effect on our operating results and financial position. See Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in Item 8.

  We evaluate the recoverability of property, plant, and equipment and intangible assets by testing for impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. An impairment loss is recognized in the event the carrying value of these assets exceeds the fair value of the applicable assets. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, which could have a material effect on our operating results and financial position. See Note 6 – Intangibles, net of the Notes to Consolidated Financial Statements contained in Item 8.

  The Company evaluates goodwill and other intangible assets. Goodwill is recorded at the time of an acquisition and is calculated as the difference between the total consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The Company tests goodwill for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. There were no impairments of goodwill in fiscal years 2012, 2011, or 2010.

  Our available-for-sale investments, non-marketable securities and other investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment and actual results may be materially different than our estimate. Marketable securities are evaluated for impairment if the decline in fair value below cost basis is significant and/or has lasted for an extended period of time. Non-marketable securities or other investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. For investments accounted for using the cost method of accounting, we evaluate information (e.g., budgets, business plans, financial statements) in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults, and subsequent rounds of financings at an amount below the cost basis of the investment. This list is not all inclusive and we weigh all quantitative and qualitative factors in determining if an other-than-temporary decline in value of an investment has occurred. When a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period’s operating results to the extent of the decline. Actual values could be different from those estimated by management, which could have a material effect on our operating results and financial position. See Note 3 – Marketable Securities of the Notes to Consolidated Financial Statements contained in Item 8.

     We are subject to the possibility of loss contingencies for various legal matters. See Note 10 – Legal Matters of the Notes to Consolidated Financial Statements contained in Item 8. We regularly evaluate current information available to us to determine whether any accruals should be made based on the status of the case, the results of the discovery process and other factors. If we ultimately determine that an accrual should be made for a legal matter, this accrual could have a material effect on our operating results and financial position and the ultimate outcome may be materially different than our estimate.

Recently Issued Accounting Pronouncements

     In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Accounting Standards Codification (“ASC”) Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU result in common fair value measurement and disclosure requirements in U.S. GAAP and international financial reporting standards (“IFRS”). The ASU provides for certain changes in current GAAP disclosure requirements, including the measurement of level 3 assets and measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity. The amendments in this ASU are to be applied prospectively, and are effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not anticipated to have a material impact on our consolidated financial position, results of operations or cash flows.

     In May 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220) — Presentation of Comprehensive Income. With this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Current U.S. GAAP allows reporting entities the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; this update eliminates that option. The amendments in this ASU should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance will affect financial statement presentation only and therefore, will not have a material impact on our consolidated financial position, results of operations or cash flows. This ASU was further revised in ASU No. 2011-12, Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 that was issued in December 2011. The adoption of this guidance is not anticipated to have a material impact on our consolidated financial position, results of operations or cash flows, but will result in an additional statement of other comprehensive income.

     In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350 - Testing Goodwill for Impairment. Under the amendments in this Update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test and proceed as dictated in previous FASB guidance. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance is not anticipated to have a material impact on our consolidated financial position, results of operations or cash flows.

Overview

     Cirrus Logic develops high-precision analog and mixed-signal ICs for a broad range of audio and energy markets. We track operating results in one reportable segment, but assess financial performance by product line, which currently are audio and energy product lines. In fiscal year 2012, the Company completed the $80 million stock repurchase program at an average of $15.51 per share that we began in 2011, continued to target growing markets that we were focused on in previous years and developed new winning designs. We also successfully launched our first LED controller within the energy product line in the current fiscal year focused on our new lighting initiative.

Fiscal Year 2012

     Fiscal year 2012 net sales of $426.8 million represented a 15 percent increase, which is our target annual growth rate, over fiscal year 2011 net sales of $369.6 million. Audio product line sales of $350.7 million in fiscal year 2012 represented a 32 percent increase over fiscal year 2011 sales of $264.8 million and were primarily attributable to higher sales of portable audio products. Energy product line sales of $76.1 million in fiscal year 2012 represented a 27 percent decrease from fiscal year 2011 sales of $104.7 million, and were attributable to decreased sales across product lines, primarily in the seismic product line.

     In fiscal year 2012, we launched our first LED controller within our energy product line and continued our strategy of targeting growing markets, where we can showcase our expertise in analog and digital signal processing to solve challenging problems.

     Overall gross margin of 54.0 percent for fiscal year 2012 remained strong, representing an approximate 14 percent increase in gross profit over prior years. The Company achieved net income of $88.0 million in fiscal year 2012, which included a benefit for income taxes in the amount of $8.0 million upon realizing net deferred tax assets. Additionally, the Company’s number of employees grew to 676 in the current fiscal year, due to the increased demand for engineering talent for existing projects.

Fiscal Year 2011

     The Company completed a $150 million stock repurchase program in fiscal year 2011 and continued our strategy of targeting and developing relationships with Tier 1 customers in growing markets, such as portable audio products, including smartphones; automobile audio amplifiers; and energy measurement and energy control. We built on our diverse analog and signal-processing patent portfolio by delivering highly optimized products for a variety of audio and energy-related applications. We dedicated substantial resources and investments towards portable audio products, but also invested in energy-related applications.

     Fiscal year 2011 net sales of $369.6 million represented a 67 percent increase over fiscal year 2010 net sales of $221.0 million. Audio product line sales of $264.8 million in fiscal year 2011 represented a 72 percent increase over fiscal year 2010 sales of $153.7 million, and were primarily attributable to higher sales of portable audio and surround codec products. Energy product line sales of $104.7 million in fiscal year 2011 represented a 56 percent increase over fiscal year 2010 sales of $67.3 million, and were primarily attributable to higher sales of seismic, power meter, and power amplification products.

     Overall gross margin of 54.7 percent for fiscal year 2011 reflected an increase from fiscal year 2010 margin of 53.7 percent due to enhanced supply chain management and in particular to the sales of seismic, power meter, and power amplification products.

     With expanding design win opportunities in both our audio and energy product lines, the Company continued to hire engineering talent, which resulted in an increase of 64 research and development employees, or 26 percent, as compared to the end of fiscal year 2010.

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

     Net sales from our energy product line reflected a net 13 percent reduction from fiscal year 2009 results, but we saw improvements in a variety of our energy product lines throughout fiscal year 2010, as our traditional industrial business benefitted from the improving economy. Seismic product sales were down from prior year peak levels, although they improved sequentially throughout fiscal year 2010.

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

Results of Operations

     The following table summarizes the results of our operations for each of the past three fiscal years as a percentage of net sales. All percentage amounts were calculated using the underlying data, in thousands:

	Fiscal Years Ended
	March 31,	March 26,	March 27,
	2012	2011	2010
Net sales	100%	100%	100%
Gross margin	54%	55%	54%
Research and development	20%	17%	23%
Selling, general and administrative	15%	16%	21%
Patent agreement, net	—%	(1%)	—%
Income from operations	19%	23%	11%
Interest income	—%	—%	1%
Other income (expense), net	—%	—%	—%
Income before income taxes	19%	23%	12%
Benefit for income taxes	(2%)	(32%)	(5%)
Net income	21%	55%	17%

Net Sales

     We report sales in two product categories: audio products and energy products. Our sales by product line are as follows (in thousands):

	March 31,	March 26,	March 27,
	2012	2011	2010
Audio products	$350,743	$264,840	$153,661
Energy products	76,100	104,731	67,328
Total	$426,843	$369,571	$220,989

     Net sales for fiscal year 2012 increased 15 percent, to $426.8 million from $369.6 million in fiscal year 2011. The increase in net sales reflects an $85.9 million increase in audio product sales and a $28.6 million decrease in energy product sales. The audio products group experienced growth primarily from the sales of portable products, while the decline in energy product group sales was attributable to decreased sales across product lines.

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

     Export sales, principally to Asia, including sales to U.S.-based customers that manufacture products at plants overseas, were approximately $376.6 million in fiscal year 2012, $302.7 million in fiscal year 2011, and $173.6 million in fiscal year 2010. Export sales to customers located in Asia were 79 percent, 70 percent, and 65 percent of net sales in fiscal years 2012, 2011, and 2010, respectively. All other export sales represented 9 percent, 12 percent, and 14 percent of net sales in fiscal years 2012, 2011, and 2010, respectively.

     Our sales are denominated primarily in U.S. dollars. During fiscal years 2012, 2011, and 2010, we did not enter into any foreign currency hedging contracts.

Gross Margin

     Overall gross margin of 54.0 percent for fiscal year 2012 reflects a decrease from fiscal year 2011 margin of 54.7 percent, primarily due to energy product line decreases, and in particular, the decreased sales of seismic products. This decrease was offset by a 3 percent increase in margins in the audio product lines, primarily portable products. Fiscal year 2012 sales of product written down in prior periods contributed approximately $1.8 million, or 0.4 percent, to gross margin compared to approximately $1.5 million, or 0.4 percent, in fiscal year 2011. In total, excess and obsolete inventory charges, including scrapped inventory, decreased by $5.2 million from fiscal year 2011 and resulted in an increase of gross margin of 1.2 percent. The $5.2 million decrease in excess and obsolete inventory charges was primarily attributable to a charge of approximately $4.2 million in the fourth quarter of fiscal year 2011, discussed below. Additionally, in fiscal year 2012, gross margin was negatively affected 0.5 percent as a result of the production issue discussed below.

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

Research and Development Expenses

     Fiscal year 2012 research and development expenses of $85.7 million reflect an increase of $21.8 million, or 34 percent, from fiscal year 2011. The variance was primarily due to an 18 percent increase in research and development headcount and associated salary and benefit expenses. Additionally, research and development expenses related to product development and maintenance increased in the current year, due primarily to an increase in CAD technology and an increased number of projects under development.

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

Selling, General and Administrative Expenses

     Fiscal year 2012 selling, general and administrative expenses of $65.2 million reflect an increase of $6.5 million, or 11 percent, compared to fiscal year 2011. The $6.5 million increase was primarily attributable to an increase in salaries and benefits as a result of a 19 percent increase in headcount in the selling, general and administrative category. There were also increases in expenses related to maintenance and supplies, depreciation and professional expenses compared to fiscal year 2011.

     Fiscal year 2011 selling, general and administrative expenses of $58.7 million reflect an increase of $15.4 million, or 36 percent, compared to fiscal year 2010. The $15.4 million increase was primarily attributable to increased variable compensation costs driven by improved operating profit, as well as to higher stock option expenses and external sales representative commissions. The number of employees in the selling, general, and administrative expense category remained essentially unchanged from the end of fiscal year 2010.

Patent Agreement, Net

     On July 13, 2010, we entered into a Patent Purchase Agreement for the sale of certain Company-owned patents. As a result of this agreement, on August 31, 2010, the Company received cash consideration of $4.0 million from the purchaser. The proceeds were recorded as a recovery of costs previously incurred and are reflected as a separate line item on the consolidated statement of operations in operating expenses under the caption “Patent agreement, net.”

     On June 11, 2009, we entered into a Patent Purchase Agreement for the sale of certain Company-owned patents and on August 26, 2009, the Company received cash consideration of $1.4 million from the purchaser. The proceeds were recorded as a recovery of costs previously incurred and are reflected as a separate line item on the consolidated statement of operations in operating expenses under the caption “Patent agreement, net.”

Interest Income

     Interest income in fiscal years 2012, 2011, and 2010, was $0.5 million, $0.9 million, and $1.3 million, respectively. The decreases in interest income in fiscal years 2012 and 2011, were attributable to lower yields on invested capital.

Benefit for Income Taxes

     We recorded an income tax benefit of $8.0 million in fiscal year 2012 on a pre-tax income of $80.0 million, yielding an effective tax benefit rate of 10 percent. Our effective tax rate was lower than the U.S. statutory rate of 35 percent, primarily as a result of the release of a portion of the valuation allowance on certain deferred tax assets that have not yet been utilized.

     We recorded an income tax benefit of $119.3 million in fiscal year 2011 on a pre-tax income of $84.2 million, yielding an effective tax benefit rate of 142 percent. Our effective tax rate was lower than the U.S. statutory rate of 35 percent, primarily as a result of the release of a portion of the valuation allowance on certain deferred tax assets that have not yet been utilized. The release of a portion of the valuation allowance generated a $120.0 million tax benefit and was based on an evaluation of the net U.S. deferred tax assets that we expected to be more likely than not to be utilized in future years as a result of projected net income.

     We recorded an income tax benefit of $11.7 million in fiscal year 2010 on a pre-tax income of $26.7 million, yielding an effective tax benefit rate of 44 percent. Our effective tax rate was lower than the U.S. statutory rate of 35 percent, primarily as a result of the realization of deferred tax assets that had been fully reserved and the release of a portion of the valuation allowance on certain deferred tax assets that have not yet been utilized. The release of a portion of the valuation allowance generated an $11.8 million tax benefit and was based on an evaluation of the net U.S. deferred tax assets that we expected to utilize in the next year as a result of projected tax basis net income.

     We evaluate our ability to realize our deferred tax assets on a quarterly basis. We have deferred tax assets that we have recognized since it is more likely than not that these assets will be realized.

Outlook

     Based on our strategic plan, our long-term business model targets for the Company are annual revenue growth of 15 percent, gross margins of 55 percent, and operating profit of 20 percent. In fiscal year 2013, we anticipate a sharply higher level of revenue beginning in the latter portion of the fiscal year with full production of multiple new products, with both new and existing customers. We also anticipate our gross margin percentage to remain in the mid-50’s.

Liquidity and Capital Resources

     In fiscal year 2012, our net cash provided by operating activities was $83.2 million. The positive cash flow from operating activities was predominantly due to the cash components of our net income, partially offset by a $16.8 million reduction in working capital. In fiscal year 2011, our net cash provided by operating activities was $86.9 million. The positive cash flow from operating activities was predominantly due to the cash components of our net income, which were partially offset by a $12.8 million reduction in working capital. In fiscal year 2010, our operating activities generated $25.1 million in cash. The positive cash flow from operating activities was predominantly due to the cash components of our net income, which were partially offset by a $14.0 million decrease in working capital.

     In fiscal year 2012, we generated approximately $18.4 million in cash from investing activities, principally due to the net proceeds from the sale of marketable securities partially offset by $42 million in capital expenditures. In fiscal year 2011, we used approximately $74.2 million in cash from investing activities, principally due to the net purchase of $52.7 million in marketable securities. In addition, during fiscal year 2011, we invested $20.1 million in property, equipment, and capitalized software, primarily attributable to the purchase of land for our new corporate headquarters in the amount of $10.8 million, coupled with $2.4 million in headquarters construction costs. During fiscal year 2011, we also incurred $1.5 million for investments in technology. In fiscal year 2010, we used approximately $42.6 million in cash from investing activities, principally due to the net purchase of $36.8 million in marketable securities. In addition, during fiscal year 2010, we invested $3.7 million in property, equipment, and capitalized software and $2.2 million in technology.

     During fiscal years 2012, 2011, and 2010, we generated $4.1 million, $31.0 million, and $2.0 million, respectively, in cash from financing activities related to the receipt of cash from common stock issuances as a result of the exercises of employee stock options. In fiscal year 2012, the Company utilized approximately $76.8 million in cash to repurchase and retire portions of its outstanding common stock as part of the $80 million stock repurchase program that began in fiscal year 2011. In fiscal year 2011 we completed a $20 million stock repurchase program and started the $80 million stock repurchase program.

     During fiscal year 2012 our restricted cash requirement expired. As of March 31, 2011, we had restricted investments of $5.8 million, which primarily secured certain obligations under our lease agreement for our principal facility located in Austin, Texas.

     As of March 31, 2012, the Company has no debt arrangements. On April 19, 2012, the Company entered into a credit agreement providing for a $100 million revolving credit facility with a $15 million letter of credit sublimit. Through May 29, 2012, we have not drawn against the revolving line of credit. See “Revolving Credit Facility” below for additional details regarding this facility.

     The Company continued construction of our new headquarters facility in Austin, Texas, with completion expected in the summer of calendar year 2012. We estimate that total facility construction costs and the costs related to furniture, fixtures, and equipment to fully move our headquarters employees into this new facility will be approximately $40.8 million. Through March 31, 2012, we have paid $23.1 million related to the new building, leaving an anticipated $17.7 million to be paid, of which approximately $3 million is accrued at March 31, 2012, under the caption “Other accrued liabilities” on the consolidated balance sheet. We have funded the costs related to this project with cash flows from operations and expect the remainder of the project to be funded internally from existing and future cash flows.

     Although we cannot provide assurances to our stockholders that we will be able to generate cash in the future, we anticipate that our existing capital resources and cash flow generated from future operations will enable us to maintain our current level of operations for at least the next 12 months along with our ability to draw from our revolving credit line.

Revolving Credit Facility

     On April 19, 2012 (the “Closing Date”), we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent and Issuing Lender, Barclays Bank, as Syndication Agent, Wells Fargo Securities, LLC and Barclays Capital, as Joint Lead Arrangers and Co-Book Managers, and the lenders referred to therein (the “Lenders”).

     The Credit Agreement provides for the Credit Facility, which matures on the earliest to occur of (a) the first anniversary of the Closing Date, (b) the date of termination of the Commitments as a result of a permanent reduction of all of the Commitments by the Company or (c) the date of termination of the Commitments as a result of an Event of Default (the “Maturity Date”). The Company must repay the outstanding principal amount of all borrowings, together with all accrued but unpaid interest thereon, on the Maturity Date.

     Borrowings under the Credit Facility may, at the Company’s election, bear interest at either (a) a Base Rate plus the Applicable Margin (“Base Rate Loans”), where the Base Rate is determined by reference to the highest of (i) the prime rate publicly announced from time to time by the Administrative Agent, (ii) the Federal Funds Rate plus 0.50% and (iii) if available and not less than 0%, LIBOR for an interest period of one month plus the difference between the Applicable Margin for LIBOR Rate Loans and the Applicable Margin for Base Rate Loans at such time; or (b) a LIBOR Rate plus the Applicable Margin (“LIBOR Rate Loans”), where the Libor Rate is determined by the Administrative Agent pursuant to a formula under which the LIBOR Rate is equal to LIBOR divided by an amount equal to 1.00 minus the Eurodollar Reserve Percentage. The Applicable Margin ranges from 0% to .25% per annum for Base Rate Loans and 1.25% to 1.75% per annum for LIBOR Rate Loans.

     A Commitment Fee accrues at a rate per annum equal to the Applicable Margin, which ranges from 0.20% to 0.30% per annum, on the average daily unused portion of the Commitment of the non-defaulting Lenders.

     The exact Applicable Margin and Commitment Fee will depend upon the Company’s performance under specified financial criteria.

     With certain exceptions relating to LIBOR Rate Loans, the Company may prepay borrowings, in whole or in part, at any time upon prior written notice to the Administrative Agent. If, at any time, the total of outstanding borrowings and outstanding letters of credit exceeds the Commitments under the Credit Facility, the Company must prepay the amount of the excess immediately upon notice from the Administrative Agent.

     The Credit Agreement contains customary affirmative covenants, including, among others, covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the Credit Agreement contains customary negative covenants limiting the ability of the Company or any Subsidiary Guarantors to, among other things, incur debt, grant liens, make investments, effect certain fundamental changes, make certain asset dispositions, make certain restricted payments, enter into certain transactions with Affiliates and permit aggregate Capital Expenditures to exceed $90.0 million on a rolling four-quarter basis. The Credit Facility also contains certain negative financial covenants providing that (a) the ratio of Consolidated funded indebtedness to Consolidated EBITDA for the prior four consecutive quarters must not be greater than 1.75 to 1.00 and (b) the ratio of Consolidated EBITDA for the prior four consecutive quarters to Consolidated interest expense for the prior four consecutive quarters must not be less than 3.50 to 1.00.

     Upon an Event of Default, the Lenders may declare all outstanding principal and accrued but unpaid interest under the Credit Facility immediately due and payable and may exercise the other rights and remedies provided for under the Credit Agreement. Events of Default under the Credit Agreement include payment defaults, cross defaults with certain other indebtedness, breaches of covenants or representations, warranties, certifications or statements of fact, Changes in Control and bankruptcy events. In certain circumstances, upon the occurrence and during the continuance of an Event of Default, the Credit Agreement provides that all outstanding obligations will bear interest at the Default Rate.

Off Balance Sheet Arrangements

     As of March 31, 2012, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

     In our business activities, we incur certain commitments to make future payments under contracts such as purchase orders, operating leases and other long-term contracts. The Company has no debt arrangements as of March 31, 2012. Maturities under these contracts are set forth in the following table as of March 31, 2012:

	Payment due by period (in thousands)
	< 1 year	1–3 years	3–5 years	> 5 years	Total
Facilities leases, net	$3,271	$2,463	$1,914	$163	$7,811
Equipment leases	12	13	1	—	26
Wafer purchase commitments	46,252	—	—	—	46,252
Assembly purchase commitments	1,046	—	—	—	1,046
Outside test purchase commitments	2,685	—	—	—	2,685
Manufacturing raw materials	867	—	—	—	867
Other purchase commitments	14	—	—	—	14
Total	$54,147	$2,476	$1,915	$163	$58,701

     Certain of our operating lease obligations include escalation clauses. These escalating payment requirements are reflected in the table.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to market risks associated with interest rates on our debt securities, currency movements on non-U.S. dollar denominated assets and liabilities, and the effect of market factors on the value of our marketable equity securities. We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. All of the potential changes noted below are based on sensitivity analyses as of March 31, 2012. Actual results may differ materially.

Interest Rate Risk

     Our primary financial instruments include cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued liabilities. The Company’s investments are managed by outside professional managers within investment guidelines set by the Company. These guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting the Company’s investments to high quality debt instruments with relatively short-term maturities. The Company does not use derivative financial instruments in its investment portfolio. Due to the short-term nature of our investment portfolio and the current low interest rate environment, our downside exposure to interest rate risk is minimal.

     To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio. At March 31, 2012, an immediate one percent, or 100 basis points, increase or decrease in interest rates could result in a $0.6 million fluctuation in our annual interest income. However, our investment portfolio holdings as of March 31, 2012, yielded less than 100 basis points, which reduces our downside interest rate risk to the amount of interest income recognized in fiscal year 2012, or $0.5 million. At March 26, 2011, an immediate one percent, or 100 basis points, increase or decrease in interest rates could result in a $1.8 million fluctuation in our annual interest income. However, our investment portfolio holdings as of March 26, 2011, yielded less than 100 basis points, which reduces our downside interest rate risk to the amount of interest income recognized in fiscal year 2011, or $0.9 million. At March 27, 2010, an immediate one percent, or 100 basis points, increase or decrease in interest rates could result in a $1.3 million fluctuation in our annual interest income. However, our investment portfolio holdings as of March 27, 2010, yielded less than 100 basis points, which reduced our downside interest rate risk to an amount slightly less than the $1.3 million calculation. For all of these fiscal years, the risks associated with fluctuating interest rates were limited to our annual interest income and not the underlying principal as we generally have the ability to hold debt related investments to maturity. The amounts disclosed in this paragraph are based on a 100 basis point fluctuation in interest rates applied to the average cash balance for that fiscal year.

Foreign Currency Exchange Risk

     Our revenue and spending is transacted primarily in U.S. dollars; however, in fiscal years 2012, 2011, and 2010, we entered into routine transactions in other currencies to fund the operating needs of our design, technical support, and sales offices outside of the U.S. As of March 31, 2012 and March 26, 2011, a ten percent change in the value of the related currencies would not have a material impact on our results of operations and financial position.

     In addition to the direct effects of changes in exchange rates on the value of open exchange contracts, we may, from time to time, have changes in exchange rates that can also affect the volume of sales or the foreign currency sales prices of our products and the relative costs of operations based overseas.

ITEM 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm	35
Consolidated Balance Sheets as of March 31, 2012, and March 26, 2011	37
Consolidated Statements of Operations for the Fiscal Years Ended March 31, 2012; March 26, 2011; and
March 27, 2010	38
Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 2012; March 26, 2011; and
March 27, 2010	39
Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended March 31, 2012, March 26,
2011, and March 27, 2010	40
Notes to Consolidated Financial Statements	41

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Cirrus Logic, Inc.

We have audited the accompanying consolidated balance sheets of Cirrus Logic, Inc. (the Company) as of March 31, 2012 and March 26, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended March 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cirrus Logic, Inc. at March 31, 2012 and March 26, 2011, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended March 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cirrus Logic, Inc.’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 30, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas
May 30, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Cirrus Logic, Inc.

We have audited Cirrus Logic, Inc.’s (the Company) internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cirrus Logic, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cirrus Logic, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cirrus Logic, Inc. as of March 31, 2012 and March 26, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended March 31, 2012 of Cirrus Logic, Inc. and our report dated May 30, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas
May 30, 2012

CIRRUS LOGIC, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	March 26,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$65,997	$37,039
Restricted investments	—	5,786
Marketable securities	115,877	159,528
Accounts receivable, net	44,153	39,098
Inventories	55,915	40,497
Deferred tax assets	53,137	30,797
Prepaid assets	12,017	3,457
Other current assets	4,491	3,268
Total current assets	351,587	319,470
Long-term marketable securities	2,914	12,702
Property, plant and equipment, net	66,978	34,563
Intangibles, net	18,241	20,125
Deferred tax assets	89,071	102,136
Goodwill	6,027	6,027
Other assets	9,644	1,598
Total assets	$544,462	$496,621

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,108	$27,639
Accrued salaries and benefits	13,634	12,402
Deferred income	7,228	6,844
Supplier agreement	5,000	—
Other accrued liabilities	9,015	5,169
Total current liabilities	72,985	52,054
Other long-term liabilities	5,620	6,188
Stockholders’ equity:
Preferred Stock, 5.0 million shares authorized but unissued	—	—
Common stock, $0.001 par value, 280,000 shares authorized, 64,394 shares and 68,664 shares issued and outstanding at March 31, 2012 and March 26,
2011, respectively	64	69
Additional paid-in capital	1,008,164	991,878
Accumulated deficit	(541,609)	(552,814)
Accumulated other comprehensive loss	(762)	(754)
Total stockholders’ equity	465,857	438,379
Total liabilities and stockholders’ equity	$544,462	$496,621

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Years Ended
	March 31,	March 26,	March 27,
	2012	2011	2010
Net sales	$426,843	$369,571	$220,989
Cost of sales	196,402	167,576	102,258
Gross Margin	230,441	201,995	118,731
Operating expenses:
Research and development	85,697	63,934	51,421
Selling, general and administrative	65,208	58,734	43,306
Patent agreement, net	—	(4,000)	(1,400)
Total operating expenses	150,905	118,668	93,327
Income from operations	79,536	83,327	25,404
Interest income	517	860	1,345
Other income (expense), net	(70)	27	(66)
Income before income taxes	79,983	84,214	26,683
Benefit for income taxes	(8,000)	(119,289)	(11,715)
Net income	$87,983	$203,503	$38,398
Basic earnings per share:	$1.35	$3.00	$0.59
Diluted earnings per share:	$1.29	$2.82	$0.59
Basic weighted average common shares outstanding:	64,934	67,857	65,338
Diluted weighted average common shares outstanding:	68,063	72,103	65,626

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years Ended
	March 31,	March 26,	March 27,
	2012	2011	2010
Cash flows from operating activities:
Net income	$87,983	$203,503	$38,398
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	9,972	8,145	7,888
Loss (gain) on retirement or write-off of long lived assets	23	(24)	70
Amortization of lease settlement	—	—	(83)
Deferred income taxes	(10,154)	(120,045)	(11,932)
Gain on marketable securities	—	—	(500)
Stock compensation expense	12,178	8,141	5,318
Changes in operating assets and liabilities:
Accounts receivable, net	(5,055)	(15,135)	(13,149)
Inventories	(15,418)	(5,101)	(15,518)
Other assets	(9,783)	(1,158)	(937)
Accounts payable	10,469	7,299	10,454
Accrued salaries and benefits	1,232	2,440	3,530
Deferred revenues	384	356	3,062
Income taxes payable	(130)	(80)	116
Other accrued liabilities	1,494	(1,401)	(1,581)
Net cash provided by operating activities	83,195	86,940	25,136
Cash flows from investing activities:
Proceeds from sale of available for sale marketable securities	181,282	202,753	111,167
Purchases of available for sale marketable securities	(127,852)	(255,426)	(147,929)
Proceeds from sale of non-marketable securities	—	—	500
Purchases of property, plant and equipment	(35,948)	(20,060)	(3,654)
Investments in technology	(6,604)	(1,527)	(2,185)
Acquisition of business, net of cash acquired	—	—	(550)
Decrease (increase) in restricted investments	5,786	69	(100)
(Increase) decrease in deposits and other assets	1,773	(58)	190
Net cash provided by (used) in investing activities	18,437	(74,249)	(42,561)
Cash flows from financing activities:
Repurchase and retirement of common stock	(76,782)	(22,766)	—
Issuance of common stock, net of issuance costs	4,108	31,005	2,030
Net cash provided by (used in) financing activities	(72,674)	8,239	2,030
Net increase (decrease) in cash and cash equivalents	28,958	20,930	(15,395)
Cash and cash equivalents at beginning of year	37,039	16,109	31,504
Cash and cash equivalents at end of year	$65,997	$37,039	$16,109

Supplemental disclosures of cash flow information
Cash payments (refunds) during the year for:
Interest expense	$—	$—	$—
Income taxes	$2,268	$784	$90

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance, March 28, 2009	65,241	$65	$945,390	$(771,951)	$(576)	$172,928
Components of comprehensive income:
Net income	—	—	—	38,398	—	38,398
Change in unrealized gain on
marketable securities	—	—	—	—	(73)	(73)
Total comprehensive income	—	—	—	—	—	38,325
Issuance of stock under stock option
plans and other	412	1	2,029	—	—	2,030
Amortization of deferred stock compensation	—	—	5,318	—	—	5,318
Balance, March 27, 2010	65,653	66	952,737	(733,553)	(649)	218,601
Components of comprehensive income:
Net income	—	—	—	203,503	—	203,503
Change in unrealized gain on
marketable securities	—	—	—	—	(105)	(105)
Total comprehensive income	—	—	—	—	—	203,398
Issuance of stock under stock option
plans and other	4,770	5	31,000	—	—	31,005
Repurchase and retirement of common stock	(1,759)	(2)	—	(22,764)	—	(22,766)
Amortization of deferred stock compensation	—	—	8,141	—	—	8,141
Balance, March 26, 2011	68,664	69	991,878	(552,814)	(754)	438,379
Components of comprehensive income:
Net income	—	—	—	87,983	—	87,983
Change in unrealized gain on
marketable securities	—	—	—	—	(8)	(8)
Total comprehensive income	—	—	—	—	—	87,975
Issuance of stock under stock option
plans and other	642	—	4,108	—	—	4,108
Repurchase and retirement of common stock	(4,912)	(5)	—	(76,778)	—	(76,783)
Amortization of deferred stock compensation	—	—	12,178	—	—	12,178
Balance, March 31, 2012	64,394	$64	$1,008,164	$(541,609)	$(762)	$465,857

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Description of Business

     Cirrus Logic, Inc. (“Cirrus Logic,” “Cirrus,” “We,” “Us,” “Our,” or the “Company”) develops high-precision, analog and mixed-signal integrated circuits (“ICs”) for a broad range of consumer and industrial markets. Building on our diverse analog and mixed-signal patent portfolio, Cirrus Logic delivers highly optimized products for consumer and commercial audio, automotive entertainment, and targeted industrial applications including energy control, energy measurement and energy exploration. We also develop ICs, board-level modules and hybrids for high-power amplifier applications branded as the Apex Precision Power™ (“Apex”) line of products. We also provide complete system reference designs based on our technology that enable our customers to bring products to market in a timely and cost-effective manner.

     We were incorporated in California in 1984, became a public company in 1989, and were reincorporated in the State of Delaware in February 1999. Our primary facilities housing engineering, sales and marketing, administration, and test operations are located in Austin, Texas. In addition, we have engineering, administrative and assembly facilities in Tucson, Arizona and sales locations internationally and throughout the United States. We also serve customers from international sales offices in Europe and Asia, including the People’s Republic of China, Hong Kong, South Korea, Japan, Singapore, Taiwan, and the United Kingdom. Our common stock, which has been publicly traded since 1989, is listed on the NASDAQ Global Select Market under the symbol CRUS.

Basis of Presentation

     We prepare financial statements on a 52- or 53-week year that ends on the last Saturday in March. Fiscal years 2011 and 2010 were 52-week years, whereas fiscal year 2012 was a 53-week year.

Principles of Consolidation

     The accompanying consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles (U.S. GAAP) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Reclassifications

     Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation of financial information.

Use of Estimates

     The preparation of financial statements in accordance with U.S. GAAP requires the use of management estimates. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at fiscal year-end and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

     Cash and cash equivalents consist primarily of money market funds, commercial paper, and U.S. Government Treasury and Agency instruments with original maturities of three months or less at the date of purchase.

Restricted Investments

     As of March 31, 2012, and March 26, 2011, we had restricted investments of zero and $5.8 million, respectively, in support of our letters of credit needs. The letters of credit primarily secured certain obligations under our operating lease agreement for our headquarters and engineering facility in Austin, Texas, which expired in fiscal year 2012.

Marketable Securities

     We determine the appropriate classification of marketable securities at the time of purchase and reevaluate this designation as of each balance sheet date. We classify these securities as either held-to-maturity, trading, or available-for-sale. As of March 31, 2012, and March 26, 2011, all marketable securities and restricted investments were classified as available-for-sale securities. The Company classifies its investments as “available for sale” because it expects to possibly sell some securities prior to maturity. The Company’s investments are subject to market risk, primarily interest rate and credit risk. The Company’s investments are managed by an outside professional manager within investment guidelines set by the Company. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting the Company’s investments to high quality debt instruments with relatively short-term maturities. The fair value of investments is determined using observable or quoted market prices for those securities.

     Available-for-sale securities are carried at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss. Realized gains and losses, declines in value judged to be other than temporary, and interest on available-for-sale securities are included in net income. The cost of securities sold is based on the specific identification method.

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

     Inventories were comprised of the following (in thousands):

	Year Ended
	March 31,	March 26,
	2012	2011
Work in process	$30,921	$22,048
Finished goods	24,994	18,449
Inventories	$55,915	$40,497

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

     Property, plant and equipment was comprised of the following (in thousands):

	March 31,	March 26,
	2012	2011
Land and buildings	$22,410	$19,051
Furniture and fixtures	4,320	4,215
Leasehold improvements	6,765	6,732
Machinery and equipment	37,481	29,583
Capitalized software	23,459	22,579
Construction in progress	28,497	2,986
Total property, plant and equipment	122,932	85,146
Less: Accumulated depreciation and amortization	(55,954)	(50,583)
Property, plant and equipment, net	$66,978	$34,563

     The increase in the construction in progress balance in fiscal year 2012 was primarily attributable to costs incurred during the construction of the new headquarters facility. Depreciation and amortization expense on property, plant, and equipment for fiscal years 2012, 2011 and 2010 was $6.3 million, $4.8 million, and $4.3 million, respectively. During fiscal year 2011 we retired fully depreciated assets with an original cost of $3.7 million.

Other-Than-Temporary Impairment

     All of the Company’s available-for-sale investments and other investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Marketable securities are evaluated for impairment if the decline in fair value below cost basis is significant and/or has lasted for an extended period of time. Other investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. For investments accounted for using the cost method of accounting, management evaluates information (e.g., budgets, business plans, financial statements) in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults, and subsequent rounds of financings at an amount below the cost basis of the investment. When a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period’s operating results to the extent of the decline.

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

     Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) a significant slowdown in the worldwide economy and the semiconductor industry, or (iv) any failure to meet the performance projections included in our forecasts of future operating results. The Company tests goodwill and indefinite lived intangibles for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. There are no impairments of goodwill in 2012, 2011, and 2010.

Long-Lived Assets

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

     For fiscal years 2012 and 2011, we had one contract manufacturer, Futaihua Industrial, who represented 28 percent and 42 percent, respectively of our consolidated gross accounts receivable. In fiscal year 2012, we had one contract manufacturer, Hongfujin Precision, who represented 14 percent of our consolidated gross accounts receivable. For fiscal year 2011, we had one distributor, Avnet, Inc. who represented 17 percent, of our consolidated gross accounts receivable. No other distributor or customer had receivable balances that represented more than 10 percent of consolidated gross accounts receivable as of the end of fiscal years 2012 or 2011.

     Since the components we produce are largely proprietary and generally not available from second sources, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, from a distributor, or through a third party manufacturer contracted to produce their end product. For fiscal years 2012, 2011, and 2010, our ten largest end customers represented approximately 74 percent, 62 percent, and 54 percent of our sales, respectively. For fiscal years 2012, 2011, and 2010, we had one end customer, Apple Inc., who purchased through multiple contract manufacturers and represented approximately 62 percent, 47 percent, and 35 percent of the Company’s total sales, respectively. Further, we had one distributor, Avnet, Inc., that represented 15 percent, 24 percent, and 26 percent of our sales for fiscal years 2012, 2011, and 2010, respectively. No other customer or distributor represented more than 10 percent of net sales in fiscal years 2012, 2011, or 2010.

Revenue Recognition

     We recognize revenue when all of the following criteria are met: persuasive evidence that an arrangement exists, delivery of goods has occurred, the sales price is fixed or determinable and collectability is reasonably assured. We evaluate our distributor arrangements, on a distributor by distributor basis, with respect to each of the four criteria above. For a majority of our distributor arrangements, we provide rights of price protection and stock rotation. As a result, revenue is deferred at the time of shipment to our domestic distributors and certain international distributors due to the determination that the ultimate sales price to the distributor is not fixed or determinable. Once the distributor has resold the product, and our final sales price is fixed or determinable, we recognize revenue for the final sales price and record the related costs of sales. For certain of our smaller international distributors, we do not grant price protection rights and provide minimal stock rotation rights. For these distributors, revenue is recognized upon delivery to the distributor, less an allowance for estimated returns, as the revenue recognition criteria have been met upon shipment.

     Further, the Company defers the associated cost of goods sold on our consolidated balance sheet, net within the deferred income caption. The Company routinely evaluates the products held by our distributors for impairment to the extent such products may be returned by the distributor within these limited rights and such products would be considered excess or obsolete if included within our own inventory. Products returned by distributors and subsequently scrapped have historically been immaterial to the Company.

Warranty Expense

     We warrant our products and maintain a provision for warranty repair or replacement of shipped products. The accrual represents management’s estimate of probable returns. Our estimate is based on an analysis of our overall sales volume and historical claims experience, and the sales volume and historical claims experience at our largest customer, Apple, Inc. The estimate is re-evaluated periodically for accuracy.

Shipping Costs

     Our shipping and handling costs are included in cost of sales for all periods presented.

Advertising Costs

     Advertising costs are expensed as incurred. Advertising costs were $1.8 million, $1.3 million, and $1.0 million, in fiscal years 2012, 2011, and 2010, respectively.

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

Income Taxes

     We recognize deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance against a portion of our net U.S. deferred tax assets due to uncertainties regarding their realization. We evaluate our ability to realize our deferred tax assets on a quarterly basis.

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

     The weighted outstanding options excluded from our diluted calculation for the years ended March 31, 2012, March 26, 2011, and March 27, 2010, were 1,052,000, 615,000, and 8,043,000, respectively, as the exercise price exceeded the average market price during the period.

Accumulated Other Comprehensive Loss

     Our accumulated other comprehensive loss is comprised of foreign currency translation adjustments from prior years when we had subsidiaries whose functional currency was not the U.S. Dollar, as well as unrealized gains and losses on investments classified as available-for-sale. See Note 13 – Accumulated Other Comprehensive loss for additional discussion.

Recently Issued Accounting Pronouncements

     In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Accounting Standards Codification (“ASC”) Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU result in common fair value measurement and disclosure requirements in U.S. GAAP and international financial reporting standards (“IFRS”). The ASU provides for certain changes in current GAAP disclosure requirements, including the measurement of level 3 assets and measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity. The amendments in this ASU are to be applied prospectively, and are effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not anticipated to have a material impact on our consolidated financial position, results of operations or cash flows.

     In May 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220) — Presentation of Comprehensive Income. With this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Current U.S. GAAP allows reporting entities the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; this update eliminates that option. The amendments in this ASU should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This ASU was further revised in ASU No. 2011-12, Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 that was issued in December 2011. The adoption of this guidance will affect financial statement presentation only and therefore, will not have a material impact on our consolidated financial position, results of operations or cash flows.

     In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350 - Testing Goodwill for Impairment. Under the amendments in this ASU, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test and proceed as dictated in previous FASB guidance. Under the amendments in this ASU, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance is not anticipated to have a material impact on our consolidated financial position, results of operations or cash flows, but will result in an additional statement of other comprehensive income.

3. Marketable Securities

     The Company’s investments that have original maturities greater than 90 days have been classified as available-for-sale securities in accordance with US GAAP. Marketable securities are categorized on the consolidated balance sheet as restricted investments and marketable securities, as appropriate.

     The following table is a summary of available-for-sale securities (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair Value
As of March 31, 2012:	Cost	Gains	Losses	(Net Carrying Amount)
Corporate securities – U.S.	48,011	33	(19)	48,025
U.S. Treasury securities	30,264	1	(4)	30,261
Agency discount notes	16,789	8	(1)	16,796
Commercial paper	23,719	5	(15)	23,709
Total securities	$118,783	$47	$(39)	$118,791

     The Company’s specifically identified gross unrealized losses of $39 thousand relates to 37 different securities with a total amortized cost of approximately $72.6 million at March 31, 2012. Because the Company does not intend to sell the investments at a loss and the Company will not be required to sell the investments before recovery of its amortized cost basis, it did not consider the investment in these securities to be other-than-temporarily impaired at March 31, 2012. Further, the securities with gross unrealized losses had been in a continuous unrealized loss position for less than 12 months as of March 31, 2012.

	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair Value
As of March 26, 2011:	Cost	Gains	Losses	(Net Carrying Amount)
Corporate securities – U.S.	64,228	22	(38)	64,212
U.S. Treasury securities	35,268	13	—	35,281
Agency discount notes	16,588	5	(2)	16,591
Commercial paper	56,130	23	(7)	56,146
Total securities	$172,214	$63	$(47)	$172,230

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

     The cost and estimated fair value of available-for-sale investments by contractual maturity were as follows:

	March 31, 2012		March 26, 2011
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$115,871	$115,876	$159,516	$159,528
After 1 year	2,912	2,915	12,698	12,702
	$118,783	$118,791	$172,214	$172,230

4. Fair Value of Financial Instruments

     The Company has determined that the only assets and liabilities in the Company’s financial statements that are required to be measured at fair value on a recurring basis are the Company’s investment portfolio assets. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

     The Company’s investment portfolio assets consist of corporate debt securities, money market funds, U.S. Treasury securities, obligations of U.S. government-sponsored enterprises, and commercial paper, and are reflected on our consolidated balance sheet under the headings cash and cash equivalents, restricted investments, marketable securities, and long-term marketable securities. The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.

     As of March 26, 2011, the Company classified all investment portfolio assets as Level 1 inputs. In fiscal year 2012, the Company determined that certain of its available-for-sale marketable securities should have been classified as Level 2. These changes in the disclosed classification had no effect on the reported fair values of these investments. Prior period amounts have been reclassified to properly present the securities as Level 2. The Company has no Level 3 assets.

     The fair value of our financial assets at March 31, 2012, was determined using the following inputs (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Description	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$40,557	$—	$—	$40,557
Commercial paper	—	15,952	—	15,952
Corporate debt securities	—	1,112	—	1,112
	$40,557	$17,064	$—	$57,621
Available-for-sale securities
Corporate debt securities	$—	$48,025	$—	$48,025
U.S. Treasury securities	30,261	—	—	30,261
Agency discount notes	—	16,796	—	16,796
Commercial paper	—	23,709	—	23,709
	$30,261	$88,530	$—	$118,791

     The fair value of our financial assets at March 26, 2011, was determined using the following inputs (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Description	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$17,700	$—	$—	$17,700
Commercial paper	—	4,999	—	4,999
U.S. Treasury securities	—	10,500	—	10,500
	$17,700	$15,499	$—	$33,199
Available-for-sale securities
Corporate debt securities	$—	$64,212	$—	$64,212
U.S. Treasury securities	35,281	—	—	35,281
Agency discount notes	—	16,591	—	16,591
Commercial paper	—	56,146	—	56,146
	$35,281	$136,949	$—	$172,230

5. Accounts Receivable, net

     The following are the components of accounts receivable, net (in thousands):

	March 31,	March 26,
	2012	2011
Gross accounts receivable	$44,524	$39,519
Less: Allowance for doubtful accounts	(371)	(421)
Accounts receivable, net	$44,153	$39,098

     The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Balance, March 28, 2009	$(451)
Bad debt expense, net of recoveries	(37)
Balance, March 27, 2010	(488)
Write-off of uncollectible accounts, net of recoveries	67
Balance, March 26, 2011	(421)
Write-off of uncollectible accounts, net of recoveries	50
Balance, March 31, 2012	$(371)

6. Intangibles, net

     The following information details the gross carrying amount and accumulated amortization of our intangible assets (in thousands):

	March 31, 2012		March 26, 2011
Intangible Category (Weighted-Average	Gross	Accumulated	Gross	Accumulated
Amortization Period (years))	Amount	Amortization	Amount	Amortization
Core technology (9.0)	$ 1,390	$ (1,390)	$ 1,390	$ (1,390)
License agreements (9.0)	440	(440)	440	(440)
Existing technology (13.3)	17,235	(7,318)	17,235	(6,321)
Trademarks (4.0) (a)	2,758	(320)	2,758	(320)
Non-compete agreements (5.0)	398	(258)	398	(179)
Customer relationships (14.6)	4,682	(1,515)	4,682	(1,179)
Technology licenses (3.3)	14,187	(11,608)	16,928	(13,877)
	$41,090	$(22,849)	$43,831	$(23,706)

(a)	Trademarks also includes $2.4 million of indefinite-lived assets, which are not included in the weighted-average amortization period above.

     Amortization expense for all intangibles in fiscal years 2012, 2011, and 2010 was $3.7 million, $3.3 million, and $3.6 million, respectively. The following table details the estimated aggregate amortization expense for all intangibles owned as of March 31, 2012, for each of the five succeeding fiscal years (in thousands):

For the year ended March 31, 2013	$2,734
For the year ended March 30, 2014	$2,176
For the year ended March 29, 2015	$1,623
For the year ended March 28, 2016	$1,303
For the year ended March 26, 2017	$1,273

7. Employee Benefit Plans

     We have a 401(k) Profit Sharing Plan (the “Plan”) covering all of our qualifying domestic employees. Under the Plan, employees may elect to contribute any percentage of their annual compensation up to the annual IRS limitations. We match 50 percent of the first 6 percent of the employees’ annual contribution to the plan. We made matching employee contributions of $1.3 million, $1.0 million, and $0.9 million during fiscal years 2012, 2011, and 2010, respectively.

8. Equity Compensation

Stock Compensation Expense

     The Company is currently granting equity awards from the 2006 Stock Incentive Plan (the “Plan”), which was approved by stockholders in July 2006. The Plan provides for granting of stock options, restricted stock awards, restricted stock units, performance awards, phantom stock awards, and bonus stock awards, or any combination of the foregoing. To date, the Company has granted stock options, restricted stock awards, and restricted stock units under the Plan. Stock options generally vest between zero and four years, and are exercisable for a period of ten years from the date of grant. Generally, restricted stock awards are subject to vesting schedules up to four years. Restricted stock units are generally subject to vesting from one to three years, depending upon the terms of the grant.

     The following table summarizes the effects of stock-based compensation on cost of goods sold, research and development, sales, general and administrative, pre-tax income (loss), and net income after taxes for options granted under the Company’s equity incentive plans (in thousands, except per share amounts):

	Fiscal Years Ended
	March 31,	March 26,	March 27,
	2012	2011	2010
Cost of sales	$ 398	$ 243	$ 212
Research and development	5,590	2,641	1,882
Sales, general and administrative	6,190	5,257	3,224
Effect on pre-tax income	12,178	8,141	5,318
Income Tax Benefit	—	—	—
Total share based compensation expense (net of taxes)	$12,178	$8,141	$5,318

Share based compensation effects on basic earnings (loss)
per share	$ 0.19	$ 0.12	$ 0.08
Share based compensation effects on diluted earnings (loss)
per share	$ 0.18	$ 0.11	$ 0.08
Share based compensation effects on operating activities
cash flow	12,178	8,141	5,318
Share based compensation effects on financing activities
cash flow	—	—	—

     The total share based compensation expense included in the table above and which is attributable to restricted stock awards and restricted stock units was $6.3 million, $1.1 million, and $0.1 million for fiscal years 2012, 2011, and 2010, respectively.

     As of March 31, 2012, there was $24.7 million of compensation costs related to non-vested stock options, restricted stock awards, and restricted stock units granted under the Company’s equity incentive plans not yet recognized in the Company’s financial statements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.03 years for stock options, 0.37 years for restricted stock awards, and 1.94 years for restricted stock units.

Stock Option Awards

     We estimated the fair value of each stock option grant on the date of grant using the Black-Scholes option-pricing model using a dividend yield of zero and the following additional assumptions:

Year Ended
	March 31,	March 26,	March 27,
	2012	2011	2010
Expected stock price volatility	59.25-66.11%	52.03-67.11%	50.71-56.59%
Risk-free interest rate	0.27-1.43%	1.19-2.06%	1.80-2.25%
Expected term (in years)	2.32-3.82	3.83-4.34	4.33-4.64

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

     Using the Black-Scholes option valuation model, the weighted average estimated fair values of employee stock options granted in fiscal years 2012, 2011, and 2010, were $7.58, $9.61, and $2.89, respectively.

     During fiscal year 2012, 2011, and 2010, we received a net $4.1 million, $31.0 million, and $2.0 million, respectively, from the exercise of 0.6 million 4.7 million, and 0.4 million, respectively, stock options granted under the Company’s stock Plan.

     The total intrinsic value of stock options exercised during fiscal year 2012, 2011, and 2010 was $7.6 million, $50.4 million, and $0.8 million, respectively. Intrinsic value represents the difference between the market value of the Company’s common stock at the time of exercise and the strike price of the stock option.

     As of March 31, 2012, approximately 12.2 million shares of common stock were reserved for issuance under the stock option Plan.

     Additional information with respect to stock option activity is as follows (in thousands, except per share amounts):

		Outstanding Options
			Weighted
	Options Available		Average
	for Grant	Number	Exercise Price
Balance, March 28, 2009	12,104	9,063	$ 7.45
Option plans terminated	(477)	—	—
Options granted	(2,471)	2,471	5.53
Options exercised	—	(401)	5.01
Options forfeited	774	(264)	5.44
Options expired	—	(490)	9.63
Balance, March 27, 2010	9,930	10,379	$ 6.74
Option plans terminated	(300)	—	—
Options granted	(1,927)	977	16.75
Options exercised	—	(4,718)	6.57
Options forfeited	472	(153)	5.90
Options expired	—	(304)	23.68
Balance, March 26, 2011	8,175	6,181	$ 7.63
Option plans terminated	(34)	—	—
Options granted	(2,049)	450	15.63
Options exercised	—	(593)	6.88
Options forfeited	165	(67)	7.70
Options expired	—	(67)	15.68
Balance, March 31, 2012	6,257	5,904	$ 8.23

     Additional information with regards to outstanding options that are vesting, expected to vest, or exercisable as of March 31, 2012 is as follows (in thousands, except per share amounts):

		Weighted	Weighted Average
	Number of	Average	Remaining Contractual	Aggregate
	Options	Exercise Price	Term (years)	Intrinsic Value
Vested and expected to vest	5,703	$8.09	6.64	$89,617
Exercisable	3,836	$7.08	5.99	$64,121

     In accordance with U.S. GAAP, stock options outstanding that are expected to vest are presented net of estimated future option forfeitures, which are estimated as compensation costs are recognized. Options with a fair value of $6.3 million, $6.0 million, and $4.0 million, became vested during fiscal years 2012, 2011, and 2010, respectively.

     The following table summarizes information regarding outstanding and exercisable options as of March 31, 2012 (in thousands, except per share amounts):

		Options Outstanding			Options Exercisable
			Weighted Average
			Remaining	Weighted		Weighted
			Contractual Life	Average Exercise	Number	Average
Range of Exercise Prices		Number	(years)	Price	Exercisable	Exercise Price
$1.83 -	$5.25	1,332	5.85	$ 4.94	1,039	$ 4.93
$5.27 -	$5.53	91	7.21	5.49	48	5.48
$5.55 -	$5.55	1,515	7.50	5.55	798	5.55
$5.66 -	$7.26	1,100	5.27	6.54	1,045	6.53
$7.32 -	$15.41	1,141	7.03	11.38	604	8.42
$16.21 -	$23.33	725	8.18	17.77	302	18.05
		5,904	6.70	$ 8.23	3,836	$ 7.08

     As of March 31, 2012 and March 26, 2011, the number of options exercisable was 3.8 million and 2.9 million, respectively.

Restricted Stock Awards

     The Company periodically grants restricted stock awards (“RSA’s”) to select employees. The grant date for these awards is equal to the measurement date and the awards are valued as of the measurement date and amortized over the requisite vesting period. Generally, the current unreleased RSA awards vest 100 percent on the fourth anniversary of the grant date. Each full value award, including RSA’s, reduces the total shares available for grant under the Plan at a rate of 1.5 shares per RSA granted. As of March 31, 2012, approximately 0.1 million shares attributable to RSA awards were reserved for issuance under the Plan. A summary of the activity for RSA’s in fiscal year 2012, 2011, and 2010 is presented below (in thousands, except per share amounts):

		Weighted
		Average
		Grant Date	Aggregate
	Number of	Fair Value	Intrinsic
	Shares	(per share)	value(1)
March 28, 2009	73	$ 6.86
Granted	—	—
Vested	(11)	6.98	55
Forfeited	(13)	6.05
March 27, 2010	49	$ 6.20
Granted	5	17.28
Vested	(7)	7.35	134
Forfeited	(2)	7.35
March 26, 2011	45	$ 7.21
Granted	49	15.31
Vested	(54)	14.57	826
Forfeited	—	—
March 31, 2012	40	$ 7.19

(1)	Represents the value of Cirrus stock on the date that the restricted stock vested.

     The weighted average remaining recognition period for RSA’s outstanding as of March 31, 2012 was 0.37 years. RSA’s with a fair value of $637 thousand, $37 thousand, and $37 thousand became vested during fiscal years 2012, 2011, and 2010, respectively.

Restricted Stock Units

     Commencing in fiscal year 2011, the Company began granting restricted stock units (“RSU’s”) to select employees. These awards are valued as of the grant date and amortized over the requisite vesting period. Generally, RSU’s vest 100 percent on the first to third anniversary of the grant date depending on the vesting specifications. Each full value award, including RSU’s, reduces the total shares available for grant under the 2006 option plan at a rate of 1.5 shares per RSU granted. As of March 31, 2012, approximately 2.4 million shares attributable to RSU awards were reserved for issuance under the Plan, which includes the additional shares associated with this full value award multiplier. A summary of the activity for RSU’s in fiscal year 2012 and 2011 is presented below (in thousands, except per share amounts):

			Weighted Average
		Weighted	Remaining
		Average	Contractual Term
	Shares	Fair Value	(years)
March 27, 2010	—	—	—
Granted	628	$16.41	—
Vested	—	—	—
Forfeited	(8)	—	—
March 26, 2011	620	$16.41	2.54
Granted	1,017	16.59	—
Vested	—	—	—
Forfeited	(21)	—	—
March 31, 2012	1,616	$16.52	1.94

     Additional information with regards to outstanding restricted stock units that are vesting or expected to vest as of March 31, 2012, is as follows (in thousands, except year reference):

Weighted Average
		Weighted	Remaining
		Average	Contractual Term
	Shares	Fair Value	(years)
Vested and expected to vest	1,440	$16.52	1.94

     RSU’s outstanding that are expected to vest are presented net of estimated future forfeitures, which are estimated as compensation costs are recognized. No RSU’s became vested during fiscal year 2012.

9. Commitments and Contingencies

Facilities and Equipment Under Operating Lease Agreements

     With the exception of the Apex facility in Tucson, Arizona and our corporate headquarters under construction, we lease our facilities and certain equipment under operating lease agreements, some of which have renewal options. Certain of these arrangements provide for lease payment increases based upon future fair market rates. As of May 1, 2012, our principal leased facilities, located in Austin, Texas, consisted of approximately 214,000 square feet of office space. This leased space includes our headquarters and engineering facility, which has 197,000 square feet, of which we have subleased approximately 15,000 square feet. Our principal leased facilities in Austin, Texas also include 17,000 square feet of leased space at our failure analysis facility with lease terms that extend into calendar year 2013. Both the lease and subleases at our current headquarters and engineering facility have terms ending in August 2012. Additional leased space related to the new corporate headquarters consists of approximately 30,000 square feet of office space in Austin, Texas. We expect the five year lease term to commence on our anticipated arrival date beginning June 2012. The Company also has approximately 28,000 square feet of office space in Tucson, Arizona with terms ending May 2015.

     The aggregate minimum future rental commitments under all operating leases, net of sublease income, for the following fiscal years are (in thousands):

			Net Facilities	Equipment	Total
	Facilities	Subleases	Commitments	Commitments	Commitments
2013	$3,652	$381	$3,271	$12	$3,283
2014	1,470	—	1,470	9	1,479
2015	993	—	993	4	997
2016	942	—	942	1	943
2017	972	—	972	—	972
Thereafter	163	—	163	—	163
Total minimum lease payments	$8,192	$381	$7,811	$26	$7,837

     Total rent expense was approximately $4.7 million, $4.6 million, and $4.4 million, for fiscal years 2012, 2011, and 2010, respectively. Sublease rental income was $0.4 million, $1.1 million, and $1.2 million, for fiscal years 2012, 2011, and 2010, respectively.

Wafer, Assembly and Test Purchase Commitments

     We rely primarily on third-party foundries for our wafer manufacturing needs. As of March 31, 2012, we had agreements with multiple foundries for the manufacture of wafers. On December 22, 2011, the Company entered into a $10 million Capacity Investment and Loading Agreement with STATS ChipPAC Ltd (Supplier Agreement) in order to secure assembly and test capacity for certain products. We paid an initial $5 million payment on January 24, 2012, and the remaining $5 million payment is due thirty days after certain capacity expansion commitments have been achieved by STATS ChipPAC and is recorded on the consolidated balance sheet under the caption “Supplier Agreement”. As part of the agreement, we are eligible to receive rebates on our purchases up to the full amount of the specified $10 million in the Supplier Agreement upon our meeting certain purchase volume milestones. Based on our current projections, we expect to receive the full amount of our $10 million payments back in rebates during the term of the agreement. Other than the previously mentioned agreement, our foundry agreements do not have volume purchase commitments or “take or pay” clauses and provide for purchase commitments based on purchase orders. Cancellation fees or other charges may apply and are generally dependent upon whether wafers have been started or the stage of the manufacturing process at which the notice of cancellation is given. As of March 31, 2012, we had foundry commitments of $46.3 million.

     In addition to our wafer supply arrangements, we contract with third-party assembly vendors to package the wafer die into finished products. Assembly vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry. We had non-cancelable assembly purchase orders with numerous vendors totaling $1.0 million at March 31, 2012.

     Test vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry. Our total non-cancelable commitment for outside test services as of March 31, 2012 was $2.7 million.

     Other open purchase orders as of March 31, 2012 amount to $0.9 million and primarily relate to raw material costs incurred in our facility in Tucson, Arizona, which continues to serve as the assembly and test facility for our Apex products.

10. Legal Matters

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

     On September 1, 2011, HSM Portfolio LLC and Technology Properties Limited LLC (collectively, the “Plaintiffs”) filed suit against Cirrus Logic and 17 other defendants in the U.S. District Court, District of Delaware. The Plaintiffs allege that Cirrus Logic infringed U.S. Patent No. 5,030,853. In their complaint, the Plaintiffs indicated that they are seeking unspecified monetary damages, including up to treble damages for willful infringement. On March 8, 2012, Cirrus Logic settled the matter and paid the Plaintiffs $100 thousand to fully resolve the lawsuit. The case was dismissed effective March 28, 2012.

     In fiscal year 2011 the Company recorded $162 thousand in settlement for certain litigation expenses settled during the year.

     In fiscal year 2010, a combined net proceeds of $2.6 million from various settled litigation was recorded.

11. Patent Agreement, Net

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

12. Stockholders’ Equity

Share Repurchase Program

     On November 4, 2010, we announced that an $80 million share repurchase program had been approved by our Board of Directors. As of March 31, 2012, we have repurchased approximately 5.1 million shares at a cost of $79.5 million, or an average price of $15.51 per share. Of this total, during the current fiscal year we have repurchased 4.9 million shares at a cost of $76.8 million, or an average cost of $15.63 per share.

     In fiscal year 2011, the Company completed the repurchase of approximately 1.8 million shares of the Company’s common stock, at a total cost of $22.8 million, or $12.94 per share. Of this amount, 1.5 million shares of the Company’s common stock were repurchased pursuant to the remaining portion of the $20 million share repurchase program authorized by the Board of Directors in January 2009. The remaining 0.3 million shares came from the $80 million share repurchase program announced on November 4, 2010. As of March 31, 2012, approximately $0.5 million remains available for share repurchases under this $80 million share repurchase program.

     All shares of our common stock that were repurchased under these share repurchase programs were cancelled upon consummation of the daily repurchase transactions.

Preferred Stock

     We have 5.0 million shares of Preferred Stock authorized. As of March 31, 2012 we have not issued any of the authorized shares.

13. Accumulated Other Comprehensive Loss

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

     The following table summarizes the changes in the components of accumulated other comprehensive loss, net of tax (in thousands):

	Foreign	Unrealized Gains
	Currency	(Losses) on Securities	Total
Balance, March 27, 2010	$(770)	$121	$(649)
Current-period activity	—	(105)	(105)
Balance, March 26, 2011	(770)	16	(754)
Current-period activity	—	(8)	(8)
Balance, March 31, 2012	$(770)	$8	$(762)

14. Income Taxes

     Income before income taxes consisted of (in thousands):

	Year Ended
	March 31, 2012	March 26, 2011	March 27, 2010
United States	$79,425	$83,569	$24,289
Non-U.S.	558	645	2,394
	$79,983	$84,214	$26,683

     The provision (benefit) for income taxes consists of (in thousands):

	Year Ended
	March 31, 2012	March 26, 2011	March 27, 2010
Current:
Federal	$1,322	$163	$(75)
State	518	312	8
Non-U.S.	261	204	264
Total current tax provision	$2,101	$679	$197
Deferred:
U.S.	$(10,102)	$(120,057)	$(11,787)
Non-U.S.	1	89	(125)
Total deferred tax benefit	(10,101)	(119,968)	(11,912)
Total tax benefit	$(8,000)	$(119,289)	$(11,715)

     The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal rate to pretax income as follows (in percentages):

	Year Ended
	March 31,	March 26,	March 27,
	2012	2011	2010
Expected income tax provision at the U.S. federal statutory rate	35.0	35.0	35.0
Valuation allowance changes affecting the provision of income
taxes	(46.7)	(178.6)	(80.5)
Foreign taxes at different rates	—	0.1	(2.7)
Foreign earnings taxed in the U.S.	—	—	0.2
Refundable R&D credit	—	—	(0.3)
Stock compensation	1.0	(0.1)	4.2
Nondeductible expenses	0.1	1.1	0.4
Other	0.6	0.9	(0.2)
Benefit for income taxes	(10.0)	(141.6)	(43.9)

     Significant components of our deferred tax assets and liabilities are (in thousands):

	Year Ended
	March 31,	March 26,
	2012	2011
Deferred tax assets:
Inventory valuation	$3,240	$4,494
Accrued expenses and allowances	3,656	3,017
Net operating loss carryforwards	105,220	131,331
Research and development tax credit carryforwards	36,032	37,464
State tax credit carryforwards	244	250
Capitalized research and development	9,779	14,773
Depreciation and Amortization	—	159
Other	18,747	14,807
Total deferred tax assets	$176,918	$206,295
Valuation allowance for deferred tax assets	(29,075)	(68,380)
Net deferred tax assets	$147,843	$137,915

Deferred tax liabilities:
Depreciation and amortization	$287	$—
Acquisition intangibles	5,348	5,861
Total deferred tax liabilities	$5,635	$5,861
Total net deferred tax assets	$142,208	$132,054

     These net deferred tax assets have been categorized on the Consolidated Balance Sheets as follows:

	March 31,	March 26,
	2012	2011
Current deferred tax assets	$53,137	$30,797
Long-term deferred tax assets	89,071	102,136
Long-term deferred tax liabilities	—	(879)
Total net deferred tax assets	$142,208	$132,054

     The current and long-term deferred tax assets are disclosed separately under their respective captions on the consolidated balance sheets, while the long term deferred tax liabilities are aggregated under the caption “Other long-term liabilities” on the consolidated balance sheets.

     The valuation allowance decreased by $39.3 million in fiscal year 2012 and $157.8 million in fiscal year 2011. In 2012 and 2011, the Company evaluated the ability to realize its deferred tax assets by using a three year forecast to determine the amount of net operating losses and other deferred tax assets that would be utilized if we achieved the results set forth in our three-year forecast. The forecasted income was more than sufficient to absorb the remaining Federal net operating losses, research credits and most other Federal deductions; therefore, the valuation allowance that had remained on these deferred tax assets was released except for research credits that expire within the next year. A valuation allowance was maintained on the Company’s capital loss carryforward because it will likely expire without being utilized. A valuation allowance was also maintained on various state net operating losses and credits due to the likelihood that they will expire or go unutilized because the Company no longer has a significant apportionment in the jurisdiction in which the attribute was created.

     At March 31, 2012, we had federal net operating loss carryforwards of $353.8 million. Of that amount, $36.6 million related to companies we acquired during fiscal year 2002 and are, therefore, subject to certain limitations under Section 382 of the Internal Revenue Code. Because the Company has elected the “with and without” method for purposes of tracking its excess stock deductions, the amount of Federal net operating loss included in deferred tax assets is $276 million, which yields a tax effected deferred tax asset of $96.6 million. The Company had $77.8 million of excess stock deductions which are not included in deferred tax assets. The tax benefit from these deductions will increase additional paid-in capital when they are deemed realized under the “with and without” method. We had net operating losses in various states that total $104.8 million. The federal net operating loss carryforwards expire in fiscal years 2019 through 2029. The state net operating loss carryforwards expire in fiscal years 2013 through 2029. We also have non-U.S. net operating losses of $2.1 million, which do not expire.

     There are federal research and development credit carryforwards of $21.4 million that expire in fiscal years 2013 through 2032. There are $14.6 million of state research and development credits. Of that amount, $2.9 million will expire in fiscal years 2022 through 2027. The remaining $11.7 million of state research and development credits are not subject to expiration.

     We have approximately $185 thousand of cumulative undistributed earnings in certain non-U.S. subsidiaries. We have not recognized a deferred tax liability on these undistributed earnings because the Company currently intends to reinvest these earnings in operations outside the U.S. The unrecognized deferred tax liability on these earnings is approximately $66 thousand.

     We record unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at March 26, 2011	$0
Additions based on tax positions related to the current year	—
Reductions for tax positions of prior years	—
Settlements	—
Reductions related to expirations of statutes of limitation	—
Balance at March 31, 2012	$0

     The Company does not believe that its unrecognized tax benefits will significantly increase or decrease during the next 12 months.

     We accrue interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. We did not record any interest or penalties during fiscal year 2012.

     The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Fiscal years 2009 through 2012 remain open to examination by the major taxing jurisdictions to which we are subject.

15. Segment Information

     We determine our operating segments in accordance with FASB guidelines. Our Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker under these guidelines.

     The Company operates and tracks its results in one reportable segment based on the aggregation of activity from its two product lines. Our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources, rather than detailed information at a product line level. Additionally, our product lines have similar characteristics and customers. They share operations support functions such as sales, public relations, supply chain management, various research and development and engineering support, in addition to the general and administrative functions of human resources, legal, finance and information technology. Therefore, there is no complete, discrete financial information maintained for these product lines. Revenue from our product lines are as follows (in thousands):

	Year Ended
	March 31,	March 26,	March 27,
	2012	2011	2010
Audio products	$350,743	$264,840	$153,661
Energy products	76,100	104,731	67,328
Total	$426,843	$369,571	$220,989

Geographic Area

     The following illustrates sales by geographic locations based on the sales office location (in thousands):

	Year Ended
	March 31,	March 26,	March 27,
	2012	2011	2010
United States	$50,230	$66,701	$47,936
United Kingdom	23,927	27,398	17,156
China	294,143	205,775	103,992
Hong Kong	8,671	9,216	5,611
Japan	15,196	16,902	12,335
South Korea	9,781	12,413	10,134
Taiwan	10,662	13,073	10,585
Other Asia	13,063	16,012	12,381
Other non-U.S. countries	1,170	2,081	859
Total consolidated sales	$426,843	$369,571	$220,989

     The following illustrates property, plant and equipment, net, by geographic locations, based on physical location (in thousands):

	Year Ended
	March 31, 2012	March 26, 2011
United States	$66,530	$33,977
United Kingdom	20	29
China	158	117
Hong Kong	3	3
Japan	167	377
South Korea	6	4
Taiwan	83	44
Other Asia	11	12
Total consolidated property, plant and equipment, net	$66,978	$34,563

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

     The unaudited quarterly statement of operations data for each quarter of fiscal years 2012 and 2011 were as follows (in thousands, except per share data):

	Fiscal Year 2012
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
				(1)
Net sales	$92,242	$101,602	$122,368	$110,631
Gross margin	47,709	54,355	66,030	62,347
Net income	9,178	11,247	16,731	50,827
Basic income per share	$0.14	$0.17	$0.26	$0.79
Diluted income per share	0.13	0.17	0.25	0.75

	Fiscal Year 2011
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
				(2)
Net sales	$81,915	$100,598	$95,625	$91,433
Gross margin	46,735	56,780	52,462	46,018
Net income	17,602	30,874	24,621	130,406
Basic income per share	$0.26	$0.45	$0.36	$1.91
Diluted income per share	0.25	0.42	0.34	1.80

(1)	The $39.5 million tax benefit recorded in the fourth quarter of 2012 favorably impacted net income, as a result of a $37.3 million release in valuation allowance on deferred tax assets.

(2)	Net income was favorably impacted by a $117.0 million benefit to tax expense to decrease the valuation allowance on our U.S. deferred tax assets, which was partially offset by reduced gross margins attributable to a charge of approximately $4.2 million due to a production issue with a new audio device that entered high volume production in March 2011.

17. Subsequent Event

     On April 19, 2012, the Company entered into a revolving credit agreement (“Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and issuing lender, Barclays Bank, as syndication agent, Wells Fargo Securities, LLC and Barclays Capital, as joint lead arrangers and co-book managers. The aggregate borrowing limit under the unsecured revolving credit facility is $100 million with a $15 million letter of credit sublimit and is intended to provide the Company with short-term borrowings for working capital and other general corporate purposes. The interest rate payable is, at the Company’s election, (i) a base rate plus the applicable margin, where the base rate is determined by reference to the highest of 1) the prime rate publicly announced by the administrative agent, 2) the Federal Funds Rate plus 0.50%, and 3) LIBOR for a one month period plus the difference between the applicable margin for LIBOR rate loans and the applicable margin for base rate loans, or (ii) the LIBOR rate plus the applicable margin that varies according to the leverage ratio of the borrower. Certain representations and warranties are required under the Credit Agreement, and the borrower must be in compliance with specified financial covenants, including (i) the requirement that the Company maintain a ratio of consolidated funded indebtedness to consolidated EBITDA of not greater than 1.75 to 1.0, computed in accordance with the terms of the Credit Agreement, and (ii) a minimum ratio of consolidated EBITDA to consolidated interest expense of not less than 3.50 to 1.0.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

     The Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012. Based on that evaluation, the Company’s CEO and CFO have concluded that such disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company required to be included in its periodic reports filed with the SEC.

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

     Based on its assessment of internal control over financial reporting, management has concluded that our internal control over financial reporting was effective as of March 31, 2012, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

     Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting as of March 31, 2012, included in Item 8 of this report.

Changes in Internal Control Over Financial Reporting

     There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

     The information set forth in the proxy statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on July 26, 2012 (the “Proxy Statement”) under the headings Corporate Governance - Board Meetings and Committees, Corporate Governance – Audit Committee, Proposals to be Voted on – Proposal No. 1 - Election of Directors, Summary of Executive Compensation, and Section 16(a) Beneficial Ownership Reporting Compliance is incorporated herein by reference.

ITEM 11. Executive Compensation

     The information set forth in the Proxy Statement under the headings Director Compensation Arrangements, Compensation Discussion and Analysis, Compensation Committee Report, and Proposals to be Voted on – Proposal No. 3 – Advisory Vote to Approve Named Executive Officer Compensation is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information set forth in the Proxy Statement under the headings Equity Compensation Plan Information and Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference.

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

PART IV

ITEM 15. Exhibit and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

          1. Consolidated Financial Statements

  Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm.

  Consolidated Balance Sheets as of March 31, 2012, and March 26, 2011.

  Consolidated Statements of Operations for the fiscal years ended March 31, 2012, March 26, 2011, and March 27, 2010.

  Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2012, March 26, 2011, and March 27, 2010.

  Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 31, 2012, March 26, 2011, and March 27, 2010.

  Notes to Consolidated Financial Statements.

          2. Financial Statement Schedules

     All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

          3. Exhibits

          The following exhibits are filed as part of or incorporated by reference into this Report:

3.1	Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (1)
3.2	Amended and Restated Bylaws of Registrant. (2)
10.1 +	1990 Directors’ Stock Option Plan, as amended. (3)
10.2 +	Cirrus Logic, Inc. 1996 Stock Plan, as amended and restated as of December 4, 2007. (4)
10.3 +	2002 Stock Option Plan, as amended. (5)
10.4 +	Cirrus Logic, Inc. 2006 Stock Incentive Plan. (6)
10.5 +	Form of Stock Option Agreement for options granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (14)
10.6 +	Form of Notice of Grant of Stock Option for options granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (6)
10.7 +	Form of Stock Option Agreement for Outside Directors under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (7)
10.8 +	Form of Restricted Stock Award Agreement under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (8)
10.9 +	Form of Restricted Stock Unit Agreement for U.S. Employees under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (14)
10.10 +	Form of Notice of Grant of Restricted Stock Units granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (14)
10.11 +	2007 Executive Severance and Change of Control Plan, effective as of October 1, 2007. (9)
10.12 +	2007 Management and Key Individual Contributor Incentive Plan, as amended on February 15, 2008. (10)
10.13	Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant, dated November 10, 2000, for 192,000 square feet located at 2901 Via Fortuna, Austin, Texas. (1)
10.14	Amendment No. 1 to Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant dated November 10, 2000. (11)
10.15	Amendment No. 2 to Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant dated November 10, 2000. (5)
10.16	Amendment No. 3 to Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant dated November 10, 2000. (12)
10.17	The Revised Stipulation of Settlement dated March 10, 2009 (13)
10.18	Purchase and Sale Agreement by and between Fortis Communities-Austin, L.P. and Registrant dated March 24, 2010. (15)
10.19	First Amendment to Purchase and Sale Agreement by and between Fortis Communities-Austin, L.P. and Registrant dated May 14, 2010. (15)
10.20	Second Amendment to Purchase and Sale Agreement by and between Fortis Communities-Austin, L.P. and Registrant dated June 7, 2010. (16)
10.21	General Contractors Agreement by Registrant dated January 25, 2011. (17)
10.22	Amendment to General Contractors Agreement by Registrant dated January 12, 2012. (18)
10.23*	Amendment to General Contractors Agreement by Registrant dated January 23, 2012.
10.24	Credit Agreement dated April 19, 2012 among the Company, Wells Fargo Bank, National Association, as Administrative Agent and Issuing Lender, Barclays Bank, as Syndication Agent, Wells Fargo Securities, LLC and Barclays Capital, as Joint Lead Arrangers and Co-Book Managers, and the lenders referred to therein. (19)
14	Code of Conduct. (20)
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see signature page).
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*#	XBRL Instance Document
101.SCH*#	XBRL Taxonomy Extension Schema Document
101.CAL*#	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*#	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*#	XBRL Taxonomy Extension Definition Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed with this Form 10-K.
#	Not considered to be “filed” for the purposes of section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

(1)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the SEC on June 22, 2001 (Registration No. 000-17795).

(2)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on May 26, 2011.

(3)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed with the SEC on August 10, 2001 (Registration No. 333-67322).

(4)	Incorporated by reference from Registrant’s Report on Form 10-Q filed with the SEC on January 30, 2008.

(5)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 29, 2003, filed with the SEC on June 13, 2003 (Registration No. 000-17795).

(6)	Incorporated by reference from Registration’s Statement on Form S-8 filed with the SEC on August 1, 2006 (Registration No. 000-17795).

(7)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on August 1, 2007.

(8)	Incorporated by reference from Registrant’s Report on Form 10-Q filed with the SEC on November 5, 2007.

(9)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on October 3, 2007.

(10)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 29, 2008, filed with the SEC on May 29, 2008 (Registration No. 000-17795).

(11)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 30, 2002, filed with the SEC on June 19, 2002 (Registration No. 000-17795).

(12)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 25, 2006, filed with the SEC on May 25, 2006 (Registration No. 000-17795).

(13)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on April 1, 2009.

(14)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on October 7, 2010.

(15)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 27, 2010, filed with the SEC on June 1, 2010 (Registration No. 000-17795).

(16)	Incorporated by reference from Registrant’s Report on Form 10-Q filed with the SEC on July 20, 2010.

(17)	Incorporated by reference from Registrant’s Report on Form 10-Q filed with the SEC on January 27, 2011.

(18)	Incorporated by reference from Registrant’s Report on Form 10-Q filed with the SEC on January 26, 2012.

(19)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on April 25, 2012.

(20)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 27, 2004, filed with the SEC on June 9, 2004 (Registration No. 000-17795).

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

CIRRUS LOGIC, INC.

By:	/S/ THURMAN K. CASE
Thurman K. Case
Vice President, Chief Financial Officer and
Chief Accounting Officer
May 30, 2012

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities and on the dates indicated have signed this report below:

Signature	Title	Date
/s/ JASON P. RHODE	President and Chief Executive Officer	May 30, 2012
Jason P. Rhode

/s/ THURMAN K. CASE	Vice President, Chief Financial Officer and	May 30, 2012
Thurman K. Case	Chief Accounting Officer

/s/ JOHN C. CARTER	Director	May 30, 2012
John C. Carter

/s/ TIMOTHY R. DEHNE	Director	May 30, 2012
Timothy R. Dehne

/s/ WILLIAM D. SHERMAN	Director	May 30, 2012
William D. Sherman

/s/ ALAN R. SCHUELE	Director	May 30, 2012
Alan R. Schuele

/s/ ROBERT H. SMITH	Director	May 30, 2012
Robert H. Smith

/s/ SUSAN WANG	Director	May 30, 2012
Susan Wang

Exhibit Index

     The following exhibits are filed or furnished as part of this Report:

Number	Description
10.23	Amendment to General Contractors Agreement by Registrant dated January 23, 2012.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page).
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document