Form 10-Q
period 2012-06-30
CIRRUS LOGIC INC
filed 2012-07-30
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____ to ____

Commission File Number 0-17795
_________________________________

CIRRUS LOGIC, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	77-0024818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 W. 6th Street,
Austin, TX 78701
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

     The number of shares of the registrant's common stock, $0.001 par value, outstanding as of July 26, 2012 was 64,588,093.
Page - 1 -

CIRRUS LOGIC, INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED JUNE 30, 2012

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	June 30,	March 31,
	2012	2012
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$84,312	$65,997
Marketable securities	82,359	115,877
Accounts receivable, net	49,262	44,153
Inventories	96,790	55,915
Deferred tax assets	53,139	53,137
Other current assets	14,574	16,508
Total current assets	380,436	351,587

Long-term marketable securities	-	2,914
Property and equipment, net	85,337	66,978
Goodwill and intangibles, net	24,484	24,268
Deferred tax assets	85,721	89,071
Other assets	9,300	9,644
Total assets	$585,278	$544,462

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$75,507	$38,108
Accrued salaries and benefits	10,956	13,634
Deferred income	7,158	7,228
Supplier agreement	-	5,000
Other accrued liabilities	9,498	9,015
Total current liabilities	103,119	72,985

Other long-term liabilities	4,159	5,620

Stockholders' equity:
Capital stock	1,013,442	1,008,228
Accumulated deficit	(534,682)	(541,609)
Accumulated other comprehensive loss	(760)	(762)
Total stockholders' equity	478,000	465,857
Total liabilities and stockholders' equity	$585,278	$544,462

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended
	June 30,	June 25,
	2012	2011
Net sales	$99,006	$92,242
Cost of sales	45,566	44,533
Gross margin	53,440	47,709
Operating expenses
Research and development	24,910	18,767
Selling, general and administrative	18,059	14,606
Total operating expenses	42,969	33,373
Income from operations	10,471	14,336
Interest income, net	127	154
Other income (expense), net	(23)	(17)
Income before income taxes	10,575	14,473
Provision for income taxes	3,648	5,295
Net income	6,927	9,178
Change in unrealized gain on marketable securities	2	5
Change in unrealized loss on foreign currency translation adjustments	-	-
Comprehensive income	$6,929	$9,183

Basic net income per share	$0.11	$0.14
Diluted net income per share	$0.10	$0.13
Basic weighted average common shares outstanding	64,470	67,099
Diluted weighted average common shares outstanding	68,529	70,445

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three Months Ended
	June 30,	June 25,
	2012	2011
Cash flows from operating activities:
Net income	$6,927	$9,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,958	2,262
Stock compensation expense	4,172	2,442
Deferred income taxes	3,348	4,981
Loss on retirement or writeoff of long-lived assets	11	2
Other non-cash charges	1,139	-
Net change in operating assets and liabilities:
Accounts receivable, net	(5,109)	(2,869)
Inventories	(40,875)	(6,354)
Other assets	(231)	(2,794)
Accounts payable and other accrued liabilities	26,986	675
Deferred income	(70)	2,901
Income taxes payable	157	193
Net cash (used in) provided by operating activities	(587)	10,617

Cash flows from investing activities:
Proceeds from sale of available for sale marketable securities	40,931	97,951
Purchases of available for sale marketable securities	(4,497)	(34,066)
Purchases of property, equipment and software	(17,326)	(8,162)
Investments in technology	(1,103)	(6,095)
Decrease in restricted investments	-	31
(Increase) decrease in deposits and other assets	(145)	308
Net cash provided by investing activities	17,860	49,967

Cash flows from financing activities:
Repurchase and retirement of common stock	-	(56,493)
Issuance of common stock, net of issuance costs	1,042	360
Net cash provided by (used in) financing activities	1,042	(56,133)

Net increase in cash and cash equivalents	18,315	4,451

Cash and cash equivalents at beginning of period	65,997	37,039
Cash and cash equivalents at end of period	$84,312	$41,490

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

     The consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. (“Cirrus Logic,” “we,” “us,” “our,” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). The accompanying unaudited consolidated condensed financial statements do not include complete footnotes and financial presentations. As a result, these financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended March 31, 2012, included in our Annual Report on Form 10-K filed with the Commission on May 30, 2012. In our opinion, the financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. The preparation of financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year. Certain reclassifications have been made to the fiscal year 2012 presentation to conform to the fiscal year 2013 presentation. This reclassification had no effect on the results of operations or stockholders’ equity.

2. Recently Issued Accounting Pronouncements

     In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (ASC Topic 220) — Presentation of Comprehensive Income. With this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this ASU should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has adopted this guidance in the current quarter. Our adoption of this ASU affects financial statement presentation only, and does not have a material impact on our consolidated financial position, results of operations or cash flows.

3. Marketable Securities

     The Company’s investments that have original maturities greater than 90 days have been classified as available-for-sale securities in accordance with U.S. GAAP. Marketable securities are categorized on the consolidated condensed balance sheet as short- and long-term marketable securities, as appropriate.

     The following table is a summary of available-for-sale securities at June 30, 2012 (in thousands):

				Estimated
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
Corporate debt securities	$32,554	$21	$(12)	$32,563
U.S. Treasury securities	16,762	2	(2)	16,762
Agency discount notes	17,028	4	-	17,032
Commercial paper	16,006	4	(8)	16,002
Total securities	$82,350	$31	$(22)	$82,359

     The Company’s specifically identified gross unrealized losses of $22 thousand relates to 16 different securities with total amortized cost of approximately $31.1 million at June 30, 2012. Because the Company does not intend to sell the investments at a loss and the Company will not be required to sell the investments before recovery of its amortized cost basis, it did not consider the investment in these securities to be other-than-temporarily impaired at June 30, 2012. Further, the securities with gross unrealized losses had been in a continuous unrealized loss position for less than 12 months as of June 30, 2012. All of the Company’s available-for-sale investments have contractual maturities of less than one year at June 30, 2012.

     The following table is a summary of available-for-sale securities at March 31, 2012 (in thousands):

				Estimated
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
Corporate debt securities	$48,011	$33	$(19)	$48,025
U.S. Treasury securities	30,264	1	(4)	30,261
Agency discount notes	16,789	8	(1)	16,796
Commercial paper	23,719	5	(15)	23,709
Total securities	$118,783	$47	$(39)	$118,791

     The Company’s specifically identified gross unrealized losses of $39 thousand relates to 37 different securities with total amortized cost of approximately $72.6 million at March 31, 2012. Because the Company does not intend to sell the investments at a loss and the Company will not be required to sell the investments before recovery of its amortized cost basis, it did not consider the investment in these securities to be other-than-temporarily impaired at March 31, 2012. Further, the securities with gross unrealized losses had been in a continuous unrealized loss position for less than 12 months as of March 31, 2012.

4. Fair Value of Financial Instruments

     The Company has determined that the only assets and liabilities in the Company’s financial statements that are required to be measured at fair value on a recurring basis are the Company’s cash equivalents and investment portfolio assets. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

  Level 1 - Quoted prices in active markets for identical assets or liabilities.
  Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
  Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

     The Company’s investment portfolio assets consist of money market funds, commercial paper, corporate debt, U.S. Treasury securities, and obligations of U.S. government-sponsored enterprises, and are reflected on our consolidated condensed balance sheet under the headings cash and cash equivalents, marketable securities, and long-term marketable securities. The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. As of June 30, 2012, the Company classified its investment portfolio assets as Level 1 or Level 2 inputs. The Company has no Level 3 assets. There were no transfers between Level 1, Level 2, or Level 3 measurements for the three month period ending June 30, 2012.

     The fair value of our financial assets at June 30, 2012, was determined using the following inputs (in thousands):

	Quoted
	Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$58,138	$-	$-	$58,138
Commercial paper	-	18,778	-	18,778
	$58,138	$18,778	$-	$76,916

Available-for-sale securities
Corporate debt securities	$-	$32,563	$-	$32,563
U.S. Treasury securities	16,762	-	-	16,762
Agency discount notes	-	17,032	-	17,032
Commercial paper	-	16,002	-	16,002
	$16,762	$65,597	$-	$82,359

     The fair value of our financial assets at March 31, 2012, was determined using the following inputs (in thousands):

	Quoted
	Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$40,557	$-	$-	$40,557
Commercial paper	-	15,952	-	15,952
Corporate debt securities	-	1,112	-	1,112
	$40,557	$17,064	$-	$57,621

Available-for-sale securities
Corporate debt securities	$-	$48,025	$-	$48,025
U.S. Treasury securities	30,261	-	-	30,261
Agency discount notes	-	16,796	-	16,796
Commercial paper	-	23,709	-	23,709
	$30,261	$88,530	$-	$118,791

5. Accounts Receivable, net

     The following are the components of accounts receivable, net (in thousands):

	June 30,	March 31,
	2012	2012
Gross accounts receivable	$49,613	$44,524
Allowance for doubtful accounts	(351)	(371)
	$49,262	$44,153

6. Inventories

     Inventories are comprised of the following (in thousands):

	June 30,	March 31,
	2012	2012
Work in process	$61,109	$30,921
Finished goods	35,681	24,994
	$96,790	$55,915

     The increase in inventory balances at June 30, 2012, as compared to March 31, 2012, is primarily related to the expected increased demand for our products, and reflects planned inventory builds.

7. Revolving Line of Credit

     On April 19, 2012, the Company entered into a revolving credit agreement (“Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and issuing lender, Barclays Bank, as syndication agent, Wells Fargo Securities, LLC and Barclays Capital, as joint lead arrangers and co-book managers. The aggregate borrowing limit under the unsecured revolving credit facility is $100 million with a $15 million letter of credit sublimit and is intended to provide the Company with short-term borrowings for working capital and other general corporate purposes. The interest rate payable is, at the Company's election, (i) a base rate plus the applicable margin, where the base rate is determined by reference to the highest of 1) the prime rate publicly announced by the administrative agent, 2) the Federal Funds Rate plus 0.50%, and 3) LIBOR for a one month period plus the difference between the applicable margin for LIBOR rate loans and the applicable margin for base rate loans, or (ii) the LIBOR rate plus the applicable margin that varies according to the leverage ratio of the borrower. Certain representations and warranties are required under the Credit Agreement, and the borrower must be in compliance with specified financial covenants, including (i) the requirement that the Company maintain a ratio of consolidated funded indebtedness to consolidated EBITDA of not greater than 1.75 to 1.0, computed in accordance with the terms of the Credit Agreement, and (ii) a minimum ratio of consolidated EBITDA to consolidated interest expense of not less than 3.50 to 1.0. At June 30, 2012, the Company was in compliance with these covenants.

     At June 30, 2012, the Company had no outstanding amounts under the facility.

8. Income Taxes

     We recorded income tax expense of $3.6 million for the first quarter of fiscal year 2013, which was primarily non-cash charges, on pre-tax income of $10.6 million, yielding an effective tax rate of 34.5 percent. Our income tax expense for the first quarter of fiscal year 2013 is based on estimated effective tax rates derived from an estimate of consolidated earnings before taxes, adjusted for nondeductible expenses and other permanent differences for fiscal year 2013. The estimated effective tax rate was impacted primarily by the worldwide mix of consolidated earnings before taxes. Our income tax expense for the first quarter of fiscal year 2013 was slightly below the federal statutory rate primarily due to the effect of permanent differences that are deductible for tax purposes.

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

     We had no unrecognized tax benefits as of June 30, 2012. We do not expect our unrecognized tax benefits to change significantly over the next 12 months. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2012, the balance of accrued interest and penalties was zero. No interest or penalties were incurred during the first three months of fiscal year 2013.

     The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Fiscal years 2009 through 2012 remain open to examination by the major taxing jurisdictions to which we are subject.

9. Net Income Per Share

     Basic net income per share is based on the weighted effect of common shares issued and outstanding and is calculated by dividing net income by the basic weighted average shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares used in the basic net income per share calculation, plus the equivalent number of common shares that would be issued assuming exercise or conversion of all potentially dilutive items outstanding. These potentially dilutive items consist primarily of outstanding stock options and restricted stock units.

     The weighted average outstanding options excluded from our diluted calculation for the three months ended June 30, 2012, and June 25, 2011, were 64,000, and 901,000, respectively, as the strike price of the options exceeded the average market price during the respective periods.

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

     For the case described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought; (iii) damages are unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties. For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition. However, the ultimate resolutions of these various proceedings and matters are inherently difficult to predict; as such, our operating results could be materially affected by the unfavorable resolution of one or more of these proceedings or matters for any particular period, depending, in part, upon the operating results for such period.

     On June 4, 2012, U.S. Ethernet Innovations, LLC (the “Plaintiff”) filed suit against Cirrus Logic and two other defendants in the U.S. District Court, Eastern District of Texas. The Plaintiff alleges that Cirrus Logic infringed four U.S. patents relating to Ethernet technology. In its complaint, the Plaintiff indicated that it is seeking unspecified monetary damages, including up to treble damages for willful infringement. We answered the complaint on June 29, 2012 denying the allegations of infringement and seeking a declaratory judgment that the patents in suit were invalid and not infringed.

11. Stockholders’ Equity

     The Company issued 0.2 million and 0.1 million shares of common stock for the three month periods ending June 30, 2012 and June 25, 2011, respectively, in connection with stock option exercises during the periods.

12. Segment Information

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

     Revenue from our product lines are as follows (in thousands):

	Three Months Ended
	June 30,	June 25,
	2012	2011
Audio Products	$80,747	$71,119
Energy Products	18,259	21,123
	$99,006	$92,242

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read along with the unaudited consolidated condensed financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 31, 2012, contained in our fiscal year 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“Commission”) on May 30, 2012. We maintain a web site at investor.cirrus.com, which makes available free of charge our most recent annual report and all other filings we have made with the SEC.

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

     For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Item 1A – Risk Factors” in our 2012 Annual Report on Form 10-K filed with the Commission on May 30, 2012, and in Part II, Item 1A “Risk Factors” within this quarterly report. Readers should carefully review these risk factors, as well as those identified in other documents filed by us with the Commission.

Overview

     Cirrus Logic, Inc. (“Cirrus Logic,” “We,” “Us,” “Our,” or the “Company”) develops high-precision, analog and mixed-signal integrated circuits (“ICs”) for a broad range of consumer and industrial markets. Building on our diverse analog and mixed-signal patent portfolio, Cirrus Logic delivers highly optimized products for consumer and commercial audio, automotive entertainment, and targeted industrial applications including energy control, energy management and energy exploration.

Critical Accounting Policies

     Our discussion and analysis of the Company’s financial condition and results of operations are based upon the unaudited consolidated condensed financial statements included in this report, which have been prepared in accordance with U. S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts. We evaluate the estimates on an on-going basis. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

     There were no material changes in the first three months of fiscal year 2013 to the information provided under the heading “Critical Accounting Policies” included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Recently Issued Accounting Pronouncements

     In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (ASC Topic 220) — Presentation of Comprehensive Income. With this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this ASU should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has adopted this guidance in the current quarter. Our adoption of this ASU affects financial statement presentation only, and does not have a material impact on our consolidated financial position, results of operations or cash flows.

Results of Operations

     The following table summarizes the results of our operations for the first three months of fiscal years 2013 and 2012 as a percentage of net sales. All percentage amounts were calculated using the underlying data in thousands, unaudited:

	Three Months Ended
	June 30,	June 25,
	2012	2011
Net sales	100%	100%
Gross Margin	54%	52%
Research and development	25%	20%
Selling, general and administrative	18%	16%
Income from operations	11%	16%
Interest income	0%	0%
Other income (expense), net	0%	0%
Income before income taxes	11%	16%
Provision for income taxes	4%	6%
Net income	7%	10%

Net Sales

     Net sales for the first quarter of fiscal year 2013 increased $6.8 million, or 7 percent to $99.0 million from $92.2 million in the first quarter of fiscal year 2012. Net sales from our audio products increased $9.6 million, or 14 percent, primarily due to continued increases in portable sales in the current quarter versus the same time period in the prior fiscal year. Energy product sales decreased $2.9 million, or 14 percent, during the first quarter of fiscal year 2013 versus the comparable quarter of the prior fiscal year due primarily to sales reductions of our power amplifier and power meter products.

     Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 86 percent of net sales during the first quarter of each of fiscal years 2013 and 2012, respectively. Our sales are denominated primarily in U.S. dollars. As a result, we have not entered into foreign currency hedging contracts.

     Since the components we produce are largely proprietary and generally not available from second sources, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, from an external sales representative or distributor, or through a third party manufacturer contracted to produce their designs. For the first quarter of fiscal years 2013 and 2012, our ten largest end customers represented approximately 72 percent and 68 percent of our sales, respectively.

     We had one end customer, Apple Inc. that purchased through multiple contract manufacturers and represented approximately 59 percent and 53 percent of the Company’s total sales for the first quarter of fiscal years 2013 and 2012, respectively.

     We had one distributor, Avnet Inc., which represented approximately 13 percent and 20 percent of our sales for the three month periods ending June 30, 2012 and June 25, 2011, respectively.

     For more information, please see Part II—Item 1A—“We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, any key customer or distributor could significantly reduce our sales.”

     No other end customer or distributor represented more than 10 percent of net sales for the three month periods ending June 30, 2012, or June 25, 2011.

Gross Margin

     Gross margin was 54.0 percent in the first quarter of fiscal year 2013, up from 51.7 percent in the first quarter of fiscal year 2012. Much of the year over year increase in gross margin was attributable to a production issue which deteriorated gross margin in the first quarter of fiscal year 2012. The increase in gross margin was slightly offset by a decrease in the gross margin and mix of some of our energy products.

Research and Development Expense

     Research and development expense for the first quarter of fiscal year 2013 was $24.9 million, an increase of $6.1 million, or 33 percent, from $18.8 million in the first quarter of fiscal year 2012. This increase was primarily due to a 22 percent increase in research and development headcount and the associated product development and employee-related expenses.

Selling, General and Administrative Expense

     Selling, general and administrative (“SG&A”) expense in the first quarter of fiscal year 2013 was $18.1 million, an increase of $3.5 million, or 24 percent, from $14.6 million in the first quarter of fiscal year 2012. The increase was primarily attributable to increased employee-related expenses, partially due to increases in SG&A headcount, specifically in the sales and marketing and information technology areas.

Income Taxes

     We recorded income tax expense of $3.6 million and $5.3 million for the first quarter of fiscal years 2013 and 2012, respectively, both of which were primarily non-cash charges, on pre-tax income of $10.6 million and $14.5 million, respectively, yielding effective tax rates of 34.5 percent and 36.6 percent, respectively. Our income tax expense for the first quarter of fiscal year 2013 is based on estimated effective tax rates derived from an estimate of consolidated earnings before taxes, adjusted for nondeductible expenses and other permanent differences for fiscal year 2013. The estimated effective tax rates were impacted primarily by the worldwide mix of consolidated earnings before taxes. Our income tax expense for the first quarter of fiscal year 2013 was slightly below the federal statutory rate primarily due to the effect of permanent differences that are deductible for tax purposes.

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

     Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain current assets and current liabilities. Our operational cash flows are affected by the ability of our operations to generate cash, and our management of our assets and liabilities, including both working capital and long-term assets and liabilities. Net cash used in operating activities was $0.6 million for the first quarter of fiscal year 2013 as compared to $10.6 million provided by operating activities for the corresponding period of fiscal year 2012. The primary use of cash in operations during the current period was related to a $19.1 million net decrease in working capital. Working capital fluctuates depending on end-market demand and our management of certain items such as receivables, inventory and payables. In times of anticipated escalating demand, such as in the current period, our working capital requirements increase as we purchase additional manufacturing materials and increase production; this activity increased our inventory balances significantly in the first quarter of 2013. The primary source of cash from operations during the corresponding period of fiscal year 2012 was related to the cash components of our net income, which was partially offset by an $8.2 million increase in working capital.

     Net cash provided by investing activities was $17.9 million during the first quarter of fiscal year 2013 as compared to $50.0 million during the first quarter of fiscal year 2012, primarily as a result of net proceeds from the sale of marketable securities of $36.4 million, offset by capital expenditures of $18.4 million. We utilized $17.3 million for the purchase of property, equipment, and software, including approximately $12.0 million in our new headquarters facility construction costs and $5.0 million for testing-related equipment for our products in the current quarter. For the corresponding period in fiscal year 2012, a net $63.9 million was received from the sale and maturity of marketable securities. Further, we utilized $14.3 million for the purchase of property, equipment, software, and technology assets.

     Net cash provided by financing activities was $1.0 million during the first quarter of fiscal year 2013 as compared to a $56.1 million use in cash from financing activities during the first quarter of fiscal year 2012. The cash provided during the first three months of fiscal year 2013 was due to the issuance of common stock, net of fees. The use of cash during the first three months of fiscal year 2012 was primarily driven by the repurchase and retirement of $56.5 million of Company stock.

     The Company continued construction of our new headquarters facility in Austin, Texas, with completion expected in the second quarter of fiscal year 2013. We estimate that total facility construction costs and the costs related to furniture, fixtures, and equipment to fully move our headquarters employees into this new facility will be approximately $46.8 million. Through June 30, 2012, we have paid $35.0 million related to the new building, leaving an anticipated $11.8 million to be paid of which approximately $3 million is accrued at June 30, 2012, under the caption “Other accrued liabilities” on the consolidated condensed balance sheet. We have funded the costs related to this project with cash flows from operations and expect the remainder of the project will be funded internally from existing and future cash flows.

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

     The Credit Agreement provides for a $100 million unsecured revolving credit facility (the “Credit Facility”) with a $15 million letter of credit sublimit. The Credit Facility matures on the earliest to occur of (a) the first anniversary of the Closing Date, (b) the date of termination of the Commitments as a result of a permanent reduction of all of the Commitments by the Company or (c) the date of termination of the Commitments as a result of an Event of Default (the “Maturity Date”). The Company must repay the outstanding principal amount of all borrowings, together with all accrued but unpaid interest thereon, on the Maturity Date.

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

     At July 27, 2012, the Company had no outstanding amounts under the Credit Facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks associated with interest rates on our debt securities, currency movements on non-U.S. dollar denominated assets and liabilities, and the effect of market factors on the value of our marketable securities. We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. For a description of our market risks, see “Part II – Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in our 2012 Form 10-K. There have been no significant changes to our exposure to market risks since we filed our 2012 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

     As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon the evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012 at the reasonable assurance level.

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

     For the case described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought; (iii) damages are unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties. For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition. However, the ultimate resolutions of these various proceedings and matters are inherently difficult to predict; as such, our operating results could be materially affected by the unfavorable resolution of one or more of these proceedings or matters for any particular period, depending, in part, upon the operating results for such period.

     On June 4, 2012, U.S. Ethernet Innovations, LLC (the “Plaintiff”) filed suit against Cirrus Logic and two other defendants in the U.S. District Court, Eastern District of Texas. The Plaintiff alleges that Cirrus Logic infringed four U.S. patents relating to Ethernet technology. In its complaint, the Plaintiff indicated that it is seeking unspecified monetary damages, including up to treble damages for willful infringement. We answered the complaint on June 29, 2012 denying the allegations of infringement and seeking a declaratory judgment that the patents in suit were invalid and not infringed.

ITEM 1A. RISK FACTORS

     In evaluating all forward-looking statements, readers should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements. Various risk factors associated with our business are included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, as filed with the Commission on May 30, 2012, and available at www.sec.gov. Other than as set forth below, there have been no material changes to those risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, any key customer or distributor could significantly reduce our sales.

     While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our sales and adversely affect our business. For the first three months of fiscal years 2013 and 2012, our ten largest end customers represented approximately 72 percent and 68 percent of our sales, respectively. We had one end customer, Apple Inc. that purchased through multiple contract manufacturers and represented approximately 59 percent and 53 percent of the Company’s total sales for the first quarter of fiscal years 2013 and 2012, respectively.

     We had one distributor, Avnet Inc., which represented approximately 13 percent and 20 percent of our sales for the three month periods ending June 30, 2012 and June 25, 2011, respectively. No other end customer or distributor represented more than 10 percent of net sales for the three month periods ending June 30, 2012, or June 25, 2011.

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

We are subject to risks relating to product concentration

     We derive a substantial portion of our revenues from a limited number of products, and we expect these products to account for a large percentage of our revenues in the near term. Customer acceptance of these products is critical to our future success. Our business, operating results, financial condition and cash flows could therefore be adversely affected by:

  A decline in demand for any of our more significant products;

  Failure of our products to achieve continued market acceptance;

  Competitive products;

  New technological standards or changes to existing standards that we are unable to address with our products;

  A failure to release new products or enhanced versions of our existing products on a timely basis; and

  The failure of our new products to achieve market acceptance.

In general, our customers may cancel or reschedule orders on short notice without incurring significant penalties; therefore, our sales and operating results in any quarter are difficult to forecast.

     In general, we rely on customers issuing purchase orders to buy our products rather than long-term supply contracts. Customers may cancel or reschedule orders on short notice without incurring significant penalties. Therefore, cancellations, reductions, or delays of orders from any significant customer, could have a material adverse effect on our business, financial condition, and results of operations.

Our sales could be materially impacted by the failure of other component suppliers to deliver required parts needed in the final assembly of our customers’ end products.

     The products we supply our customers are typically a portion of the many components provided from multiple suppliers in order to complete the final assembly of an end product. If one or more of these other component suppliers are unable to deliver their required component(s) in order for the final product to be assembled, our customers may delay, or ultimately cancel, their orders from us.

Most of our current manufacturers, assemblers, test service providers, distributors and customers are concentrated in the same geographic region, which increases the risk that a natural disaster, epidemic, labor strike, war or political unrest could disrupt our operations or sales

     A significant percentage of our products are manufactured in facilities located in Taiwan, and most of our other foundry, assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located in the Pacific Rim region. The risk of earthquakes in Taiwan and the Pacific Rim region is significant due to the proximity of major earthquake fault lines in the area. Earthquakes, tsunamis, fire, flooding, lack of water or other natural disasters, an epidemic, political unrest, war, labor strikes or work stoppages in countries where our semiconductor manufacturers, assemblers and test subcontractors are located, likely would result in the disruption of our foundry, assembly or test capacity. If we experience manufacturing problems at a particular location, or a supplier is unable to continue operating due to financial difficulties, natural disasters, or other reasons, we would be required to transfer manufacturing to a backup supplier. Converting or transferring manufacturing from a primary supplier to a backup facility could be expensive and time consuming. There can be no assurance that alternate capacity could be obtained on favorable terms, if at all. As a result, delays in our production or shipping by the parties to whom we outsource these functions could reduce our sales, damage our customer relationships, and damage our reputation in the marketplace, any of which could harm our business, results of operations, and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. MINE SAFETY DISCLOSURES

     Not applicable.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

     The following exhibits are filed as part of or incorporated by reference into this Report:

3.1	Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (1)
3.2	Amended and Restated Bylaws of Registrant. (2)
31.1 *	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *#	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *#	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS #	XBRL Instance Document
101.SCH #	XBRL Taxonomy Extension Schema Document
101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB #	XBRL Taxonomy Extension Label Linkbase Document
101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed with this Form 10-Q.
#	Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

(1)	Incorporated by reference to exhibit 3.1 from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 22, 2001.
(2)	Incorporated by reference to exhibit 3.1 from Registrant’s Report on Form 8-K filed with the Commission on May 30, 2012.

     The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index list noted above and are incorporated herein by reference.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRRUS LOGIC, INC.

Date:	July 30, 2012	By:	/s/ THURMAN K. CASE
Thurman K. Case
Chief Financial Officer and Chief Accounting Officer