Form 10-Q
period 2012-09-29
CIRRUS LOGIC INC
filed 2012-10-31
CIK 772406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29,  2012

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of October  25, 2012 was 65,486,959.

CIRRUS LOGIC, INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED SEPTEMBER 29,  2012

Part I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	September 29,	March 31,
	2012	2012
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$67,846	$65,997
Marketable securities	66,731	115,877
Accounts receivable, net	130,870	44,153
Inventories	144,881	55,915
Deferred tax assets	53,144	53,137
Other current assets	19,845	16,508
Total current assets	483,317	351,587

Long-term marketable securities	-	2,914
Property and equipment, net	86,992	66,978
Goodwill and intangibles, net	11,235	24,268
Deferred tax assets	72,150	89,071
CAD agreement	9,716	-
Other assets	11,686	9,644
Total assets	$675,096	$544,462

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$103,366	$38,108
Accrued salaries and benefits	15,594	13,634
Deferred income	6,580	7,228
Supplier agreement	-	5,000
Other accrued liabilities	14,218	9,015
Total current liabilities	139,758	72,985

CAD agreement	5,804	-
Other long-term liabilities	4,238	5,620

Stockholders' equity:
Capital stock	1,025,272	1,008,228
Accumulated deficit	(499,233)	(541,609)
Accumulated other comprehensive loss	(743)	(762)
Total stockholders' equity	525,296	465,857
Total liabilities and stockholders' equity	$675,096	$544,462

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	September 29,	September 24,	September 29,	September 24,
	2012	2011	2012	2011
Net sales	$193,774	$101,602	$292,780	$193,844
Cost of sales	93,687	47,247	139,253	91,780
Gross margin	100,087	54,355	153,527	102,064
Operating expenses
Research and development	29,468	19,682	54,378	38,449
Selling, general and administrative	20,194	16,760	38,253	31,366
Total operating expenses	49,662	36,442	92,631	69,815
Income from operations	50,425	17,913	60,896	32,249
Interest income, net	131	112	258	266
Other income (expense), net	(40)	(27)	(63)	(44)
Income before income taxes	50,516	17,998	61,091	32,471
Provision for income taxes	15,067	6,751	18,715	12,046
Net income	35,449	11,247	42,376	20,425
Change in unrealized gain (loss) on marketable securities	17	(135)	19	(131)
Change in unrealized loss on foreign currency translation adjustments	-	-	-	-
Comprehensive income	$35,466	$11,112	$42,395	$20,294

Basic earnings per share	$0.55	$0.17	$0.65	$0.31
Diluted earnings per share	$0.51	$0.17	$0.61	$0.30
Basic weighted average common shares outstanding	64,924	64,426	64,697	65,763
Diluted weighted average common shares outstanding	69,207	67,265	68,920	68,657

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six Months Ended
	September 29,	September 24,
	2012	2011
Cash flows from operating activities:
Net income	$42,376	$20,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,150	4,656
Stock compensation expense	9,734	5,958
Deferred income taxes	16,914	11,135
(Gain) loss on retirement or write-off of long-lived assets	(431)	3
Other non-cash charges	2,246	-
Net change in operating assets and liabilities:
Accounts receivable, net	(86,813)	(5,800)
Inventories	(93,187)	(9,055)
Other assets	(5,340)	(4,159)
Accounts payable and other accrued liabilities	58,993	11,446
Deferred income	(648)	2,490
Income taxes payable	193	(36)
Net cash (used in) provided by operating activities	(48,813)	37,063

Cash flows from investing activities:
Proceeds from sale of available for sale marketable securities	58,058	133,763
Purchases of available for sale marketable securities	(5,979)	(70,497)
Purchases of property, equipment and software	(28,936)	(18,404)
Proceeds from sale of Apex	22,220	-
Investments in technology	(2,489)	(6,381)
Decrease in restricted investments	-	2,888
(Increase) decrease in deposits and other assets	478	(93)
Net cash provided by investing activities	43,352	41,276

Cash flows from financing activities:
Repurchase and retirement of common stock	-	(76,782)
Issuance of common stock, net of issuance costs	7,310	672
Net cash provided by (used in) financing activities	7,310	(76,110)

Net increase in cash and cash equivalents	1,849	2,229

Cash and cash equivalents at beginning of period	65,997	37,039
Cash and cash equivalents at end of period	$67,846	$39,268

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.Basis of Presentation

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

2.Recently Issued Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (ASC Topic 220) — Presentation of Comprehensive Income.  With this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The amendments in this ASU should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company adopted this guidance in the first quarter of fiscal year 2013.  The adoption of this ASU affects financial statement presentation only, and does not have a material impact on our consolidated financial position, results of operations or cash flows.

3.Marketable Securities

The Company’s investments that have original maturities greater than 90 days have been classified as available-for-sale securities in accordance with U.S. GAAP.  Marketable securities are categorized on the consolidated condensed balance sheet as short- and long-term marketable securities, as appropriate.

The following table is a summary of available-for-sale securities at September 29, 2012 (in thousands):

				Estimated
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
Corporate debt securities	$29,965	$17	$(3)	$29,979
U.S. Treasury securities	16,729	2	(1)	16,730
Agency discount notes	8,503	1	-	8,504
Commercial paper	11,509	9	-	11,518
Total securities	$66,706	$29	$(4)	$66,731

The Company’s specifically identified gross unrealized losses of $4 thousand relate to 12 different securities with total amortized cost of approximately $25.5 million at September 29, 2012.  Because the Company does not intend to sell the investments at a loss and the Company will not be required to sell the investments before recovery of its amortized cost basis, it did not consider the investment in these securities to be other-than-temporarily impaired at September 29, 2012.  Further, the securities with gross unrealized losses had been in a continuous unrealized loss position for less than 12 months as of September 29, 2012.  All of the Company’s available-for-sale investments have contractual maturities of less than one year at September 29, 2012.

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

The Company’s specifically identified gross unrealized losses of $39 thousand relate to 37 different securities with total amortized cost of approximately $72.6 million at March 31, 2012.  Because the Company does not intend to sell the investments at a loss and the Company will not be required to sell the investments before recovery of its amortized cost basis, it did not consider the investment in these securities to be other-than-temporarily impaired at March 31, 2012.  Further, the securities with gross unrealized losses had been in a continuous unrealized loss position for less than 12 months as of March 31, 2012.

4.Fair Value of Financial Instruments

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

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.
•

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s investment portfolio assets consist of money market funds, commercial paper, corporate debt, U.S. Treasury securities, and obligations of U.S. government-sponsored enterprises, and are reflected on our consolidated condensed balance sheet under the headings cash and cash equivalents, marketable securities, and long-term marketable securities. The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. As of September 29, 2012, the Company classified its investment portfolio assets as Level 1 or Level 2 inputs.  The Company has no Level 3 assets.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the six month period ending September 29, 2012.

The fair value of our financial assets at September 29, 2012, was determined using the following inputs (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$28,736	$-	$-	$28,736
U.S. Treasury securities	15,000	-	-	15,000
Commercial paper	-	8,899	-	8,899
	$43,736	$8,899	$-	$52,635

Available-for-sale securities
Corporate debt securities	$-	$29,979	$-	$29,979
U.S. Treasury securities	16,730	-	-	16,730
Agency discount notes	-	8,504	-	8,504
Commercial paper	-	11,518	-	11,518
	$16,730	$50,001	$-	$66,731

The fair value of our financial assets  at March 31, 2012, was determined using the following inputs (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$40,557	$-	$-	$40,557
Commercial paper	-	15,952	-	15,952
Corporate debt securities	-	1,112	-	1,112
	$40,557	$17,064	$-	$57,621

Available-for-sale securities
Corporate debt securities	$-	$48,025	$-	$48,025
U.S. Treasury securities	30,261	-	-	30,261
Agency discount notes	-	16,796	-	16,796
Commercial paper	-	23,709	-	23,709
	$30,261	$88,530	$-	$118,791

5.Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	September 29,	March 31,
	2012	2012
Gross accounts receivable	$131,166	$44,524
Allowance for doubtful accounts	(296)	(371)
	$130,870	$44,153

6.Inventories

Inventories are comprised of the following (in thousands):

	September 29,	March 31,
	2012	2012
Work in process	$71,427	$30,921
Finished goods	73,454	24,994
	$144,881	$55,915

The increase in inventory balances at September 29, 2012, as compared to March 31, 2012, is primarily related to the expected increased demand for our products, and reflects planned inventory builds.

7.   Asset Sale

The Company entered into an agreement to sell certain assets associated with Apex Precision Power (“Apex”) products in Tucson, Arizona for $26.1 million.  On August 17, 2012, the Company closed the transaction under this agreement.  After closing the transaction, the Company continues to maintain a high voltage / high power IC design team in Tucson.  The Company received $22.2 million in cash and has recorded a long-term note receivable for $3.9 million to be paid in its entirety by August 17, 2014.

8.    Revolving Line of Credit

On April 19, 2012, the Company entered into a revolving credit agreement (“Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and issuing lender, Barclays Bank, as syndication agent, Wells Fargo Securities, LLC and Barclays Capital, as joint lead arrangers and co-book managers.  The aggregate borrowing limit under the unsecured revolving credit facility is $100 million with a $15 million letter of credit sublimit and is intended to provide the Company with short-term borrowings for working capital and other general corporate purposes.  The interest rate payable is, at the Company's election, (i) a base rate plus the applicable margin, where the base rate is determined by reference to the highest of 1) the prime rate publicly announced by the administrative agent, 2) the Federal Funds Rate plus 0.50%, and 3) LIBOR for a one month period plus the difference between the applicable margin for LIBOR rate loans and the applicable margin for base rate loans, or (ii) the LIBOR rate plus the applicable margin that varies according to the leverage ratio of the borrower.  Certain representations and warranties are required under the Credit Agreement, and the borrower must be in compliance with specified financial covenants, including (i) the requirement that the Company maintain a ratio of consolidated funded indebtedness to consolidated EBITDA of not greater than 1.75 to 1.0, computed in accordance with the terms of the Credit Agreement, and (ii) a minimum ratio of consolidated EBITDA to consolidated interest expense of not less than 3.50 to 1.0.  At September 29, 2012, the Company was in compliance with these covenants.

At September 29, 2012, the Company had no outstanding amounts under the facility.

9.    Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.  Our income tax expense is primarily a  non-cash charge due to the utilization of U.S. net operating losses.

The following table presents the provision for income taxes and the effective tax rates (in thousands):

	Three Months Ended		Six Months Ended
	September 29,	September 24,	September 29,	September 24,
	2012	2011	2012	2011
Income before income taxes	$50,516	$17,998	$61,091	$32,471
Provision for income taxes	$15,067	$6,751	$18,715	$12,046
Effective tax rate	29.8%	37.5%	30.6%	37.1%

Our income tax expense for the second quarter and first six months of fiscal year 2013 was below the federal statutory rate primarily due to the release of valuation allowance on the Company’s deferred tax assets in the second quarter of fiscal year 2013.  The release was due to the sale of assets to Apex, which generated sufficient capital gain to utilize a capital loss carry forward that was previously expected to expire unutilized.  Our income tax expense for the second quarter and first six months of fiscal year 2012 was slightly above the federal statutory rate primarily due to the effect of state income taxes and nondeductible expenses.

We had no unrecognized tax benefits as of September 29, 2012.  We do not expect our unrecognized tax benefits to change significantly over the next 12 months.  Our policy is to recognize interest and penalties related to income tax matters in income tax expense.  As of September 29, 2012, the balance of accrued interest and penalties was zero.  No interest or penalties were incurred during the first six months of fiscal year 2013.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions.  Fiscal years 2009 through 2012 remain open to examination by the major taxing jurisdictions to which we are subject.

10.Earnings Per Share

Basic earnings per share is based on the weighted effect of common shares issued and outstanding and is calculated by dividing net income by the basic weighted average shares outstanding during the period.  Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation, plus the equivalent number of common shares that would be issued assuming exercise or conversion of all potentially dilutive items outstanding.  These potentially dilutive items consist primarily of outstanding stock options and restricted stock units.

The weighted average outstanding options excluded from our diluted calculation for the three and six months ended September 24, 2011, were 953,000 and 917,000, respectively, as the strike price of the options exceeded the average market price during the periods.

11.Legal Matters

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

 For the cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought; (iii) damages are unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties. For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition.  However, the ultimate resolutions of these various proceedings and matters are inherently difficult to predict; as such, our operating results could be materially affected  by the unfavorable resolution of one or more of these proceedings or matters for any particular period, depending, in part, upon the operating results for such period.

On June 4, 2012, U.S. Ethernet Innovations, LLC (the “Plaintiff”) filed suit against Cirrus Logic and two other defendants in the U.S. District Court, Eastern District of Texas.  The Plaintiff alleges that Cirrus Logic infringed four U.S. patents relating to Ethernet technology.  In its complaint, the Plaintiff indicated that it is seeking unspecified monetary damages, including up to treble damages for willful infringement.  We answered the complaint on June 29, 2012 denying the allegations of infringement and seeking a declaratory judgment that the patents in suit were invalid and not infringed.  On September 21, 2012, the Plaintiff amended its complaint to allege that we infringed on a fifth patent related to similar technology.

12.    Stockholders’ Equity

The Company issued 0.9 million  and 1.1 million shares of common stock for the three and six month periods ending September 29, 2012, respectively, in connection with stock option exercises during the periods and grants to certain members of our Board of Directors.  The Company issued 0.1 million and 0.2 million shares of common stock, respectively, for the three and six month periods ended September 24, 2011, in connection with stock option exercises during the prior fiscal year, as well as for grants to certain members of our Board of Directors.

13.Segment Information

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

Revenue from our product lines are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 29,	September 24,	September 29,	September 24,
	2012	2011	2012	2011
Audio Products	$177,915	$83,683	$258,662	$154,802
Energy Products	15,859	17,919	34,118	39,042
	$193,774	$101,602	$292,780	$193,844

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

There were no material changes in the first six months of fiscal year 2013 to the information provided under the heading “Critical Accounting Policies” included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (ASC Topic 220) — Presentation of Comprehensive Income.  With this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The amendments in this ASU should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company adopted this guidance in the first quarter of fiscal year 2013.  The adoption of this ASU affects financial statement presentation only, and does not have a material impact on our consolidated financial position, results of operations or cash flows.

Results of Operations

The following table summarizes the results of our operations for the second quarter and first six months of  fiscal years 2013 and 2012 as a percentage of net sales.  All percentage amounts were calculated using the underlying data in thousands, unaudited:

	Three Months Ended		Six Months Ended
	September 29,	September 24,	September 29,	September 24,
	2012	2011	2012	2011
Net sales	100%	100%	100%	100%
Gross Margin	52%	53%	52%	53%
Research and development	15%	19%	18%	20%
Selling, general and administrative	11%	16%	13%	16%
Income from operations	26%	18%	21%	17%
Interest income	0%	0%	0%	0%
Other income (expense), net	0%	0%	0%	0%
Income before income taxes	26%	18%	21%	17%
Provision for income taxes	8%	7%	7%	6%
Net income	18%	11%	14%	11%

Net Sales

Net sales for the second quarter of fiscal year 2013 increased $92.2 million, or 91 percent to $193.8 million from $101.6 million in the second quarter of fiscal year 2012.  Net sales from our audio products increased $94.2 million, or 113 percent, primarily due to significant increases in portable audio sales in the current quarter versus the same time period in the prior fiscal year.  Energy product sales decreased $2.1 million, or 11 percent, during the second quarter of fiscal year 2013 versus the comparable quarter of the prior fiscal year due primarily due to reduced revenue from the sale of products associated with the asset sale discussed in Note 7, partially offset by a $1 million increase in revenues in the remaining energy products primarily due to increased sales of our seismic products.

Net sales for the first six months of fiscal year 2013 increased $99.0 million, or 51 percent to $292.8 million from $193.8 million for the first six months of fiscal year 2012.  Net sales from our audio products increased $103.9 million, or 67 percent, primarily due to significant increases in portable audio sales for the first six months in fiscal year 2013 versus the same time period in the prior fiscal year.  Energy product sales decreased $4.9 million, or 13 percent, during the first six months of fiscal year 2013 versus the comparable period of the prior fiscal year due primarily to the Apex sale discussed in Note 7, which contributed a $3 million decrease and a $2.5 million decrease from power meters, offset by a $1.7 million increase in seismic products.

Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 93 percent and 88 percent of net sales during the second quarter of fiscal years 2013 and 2012, respectively.  For the first six months of fiscal years 2013 and 2012, export sales, principally to Asia, were 91 percent and 87 percent, respectively.  Our sales are denominated primarily in U.S. dollars.  As a result, we have not entered into foreign currency hedging contracts.

Since the components we produce are largely proprietary and generally not available from second sources, we consider our end customer to be the entity specifying the use of our component in their design.  These end customers may then purchase our products directly from us, from an external sales representative or distributor, or through a third party manufacturer contracted to produce their designs.   For the second quarter of fiscal years 2013 and 2012, our ten largest end customers represented approximately 87 percent and 74 percent of our sales, respectively.    For the first six months of fiscal years 2013 and 2012, our ten largest end customers represented approximately 80 percent and 71 percent of our sales, respectively.

We had one end customer, Apple Inc., who purchased through multiple contract manufacturers and represented approximately 79 percent and 59 percent of the Company’s total sales for the second quarter of fiscal years 2013 and 2012, respectively.  This same customer represented approximately 72 percent and 57 percent of the Company’s total sales for the first six months of fiscal years 2013 and 2012, respectively.

We had one distributor, Avnet Inc., who represented approximately 18 percent of our sales for the three month period and 18 percent of our sales for the six month period ending September 24, 2011.

For more information, please see Part II—Item 1A—“We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, any key customer or distributor could significantly reduce our sales.”

No other end customer or distributor represented more than 10 percent of net sales for the three and six month periods ending September 29, 2012, or September 24, 2011.

Gross Margin

Gross margin was 51.7 percent in the second quarter of fiscal year 2013, down from 53.5 percent in the second quarter of fiscal year 2012.  During the second quarter, we ramped multiple, new high-volume components that created complex challenges for both our supply chain team and our vendors leading to higher than normal production costs.  Although we believe that we will work through our production challenges during the December quarter, we expect our overall gross margins to remain in the low 50% range due to a combination of product mix and increased pricing pressure.

Gross margin was 52.4 percent in the first six months of fiscal year 2013, down from 52.7 percent in the first six months of fiscal year 2012.  The decrease was attributable to the supply chain challenges discussed above, as well as an unfavorable product mix, slightly offset by increases in the gross margin in certain energy products.  Fiscal year 2012 gross margin included certain production challenges, which were partially offset by improved product mix.

Research and Development Expense

Research and development expense for the second quarter of fiscal year 2013 was $29.5 million, an increase of $9.8 million, or 50 percent, from $19.7 million in the second quarter of fiscal year 2012.  This increase was primarily due to an increase in research and development headcount of approximately 19 percent and the associated employee-related salary and hiring expenses as well as product development costs.

Research and development expense for the first six months of fiscal year 2013 was $54.4 million, an increase of $16.0 million, or 41 percent, from $38.4 million in the first six months of fiscal year 2012.  This increase was primarily due to an increase in research and development headcount and the associated product development and employee-related expenses.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense in the second quarter of fiscal year 2013 was $20.2 million, an increase of $3.4 million, or 21 percent, from $16.8 million in the second quarter of fiscal year 2012.  The increase was primarily attributable to new hire expenses, partially offset by decreases in external professional expenses and external sales commissions.

SG&A expense in the first six months of fiscal year 2013 was $38.3 million, an increase of $6.9 million, or 22 percent, from $31.4 million in the first six months of fiscal year 2012.  The year over year increase in SG&A expense was due primarily to additional employee-related expenses during fiscal year 2013, which were partially offset by headcount decreases due to the Apex asset sale.

Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.  Our income tax expense is primarily a  non-cash charge due to the utilization of U.S. net operating losses.

The following table presents the provision for income taxes and the effective tax rates (in thousands):

	Three Months Ended		Six Months Ended
	September 29,	September 24,	September 29,	September 24,
	2012	2011	2012	2011
Income before income taxes	$50,516	$17,998	$61,091	$32,471
Provision for income taxes	$15,067	$6,751	$18,715	$12,046
Effective tax rate	29.8%	37.5%	30.6%	37.1%

Our income tax expense for the second quarter and first six months of fiscal year 2013 was below the federal statutory rate primarily due to the release of valuation allowance on the Company’s deferred tax assets in the second quarter of fiscal year 2013.  The release was due to the sale of assets to Apex, which generated sufficient capital gain to utilize a capital loss carry forward that was previously expected to expire unutilized.  Our income tax expense for the second quarter and first six months of fiscal year 2012 was slightly above the federal statutory rate primarily due to the effect of state income taxes and nondeductible expenses.

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

Cash used in or provided by operating activities is net income adjusted for certain non-cash items and changes in certain current assets and current liabilities.  Our operational cash flows are affected by the ability of our operations to generate cash, and our management of our assets and liabilities, including both working capital and long-term assets and liabilities.  Net cash used in or provided by operating activities was a use of $48.8 million for the first six months of fiscal year 2013 as compared to a generation of $37.1 million for the corresponding period of fiscal year 2012.  The primary use of cash in operations during the current period was related to a $126.8 million net decrease in working capital, offset by the cash components of our net income.  Working capital fluctuates depending on end-market demand and our management of certain items such as receivables, inventory and payables.  In times of anticipated escalating demand, such as in the current period, our working capital requirements increase as we purchase additional manufacturing materials and increase production; this activity increased our inventory balances significantly in the first and second quarters of fiscal year 2013.  The primary source of cash from operations during the corresponding period of fiscal year 2012 was related to the cash components of our net income, in addition to a $5.1 million increase in working capital.

Net cash provided by investing activities was $43.4 million during the first six months of fiscal year 2013 as compared to $41.3 million during the corresponding period in fiscal year 2012, primarily as a result of net proceeds from the sale of marketable securities of $52.1 million and $22.2 million in proceeds from the Apex sale, offset by capital expenditures of $31.4 million.  We utilized $28.7 million for the purchase of property, equipment, and software, including approximately $22 million in our new headquarters facility construction costs and $7 million for testing-related equipment for our products for the first six months in fiscal year 2013.  For the corresponding period in fiscal year 2012, we utilized $18.4 million for the purchase of property, equipment, and software.  Investments in technology required an additional $6.4 million during the six month period ending September 24, 2011.

Net cash provided by financing activities was $7.3 million during the first six months of fiscal year 2013 as compared to a  $76.1 million use in cash from financing activities during the first six months of fiscal year 2012.  The cash provided during the first six months of fiscal year 2013 was due to the issuance of common stock in connection with option exercises.  The use of cash during the first six months of fiscal year 2012 was primarily driven by the $76.8 million repurchase and retirement of Company stock, slightly offset by proceeds from the issuance of common stock in connection with option exercises.

The Company continued construction of our new headquarters facility in Austin, Texas, with completion expected this fall.  We estimate that total facility construction costs and the costs related to furniture, fixtures, and equipment to fully move our headquarters employees into this new facility will be approximately $59.7 million, which includes $10.8 million in land acquisition costs.  Through September 29, 2012, we have paid approximately $43.3 million related to the new building, leaving an anticipated $5.6 million to be paid of which approximately $4.1 million is accrued at September 29, 2012, under the caption “Other accrued liabilities” on the consolidated condensed balance sheet.  We have funded the costs related to this project with cash flows from operations and expect the remainder of the project will be funded internally from existing and future cash flows.

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

At September 29, 2012, the Company had no outstanding amounts under the Credit Facility.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon the evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 29, 2012 at the reasonable assurance level.

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

For the cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought; (iii) damages are unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties.  For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition.  However, the ultimate resolutions of these various proceedings and matters are inherently difficult to predict; as such, our operating results could be materially affected  by the unfavorable resolution of one or more of these proceedings or matters for any particular period, depending, in part, upon the operating results for such period.

On June 4, 2012, U.S. Ethernet Innovations, LLC (the “Plaintiff”) filed suit against Cirrus Logic and two other defendants in the U.S. District Court, Eastern District of Texas.  The Plaintiff alleges that Cirrus Logic infringed four U.S. patents relating to Ethernet technology.  In its complaint, the Plaintiff indicated that it is seeking unspecified monetary damages, including up to treble damages for willful infringement.  We answered the complaint on June 29, 2012 denying the allegations of infringement and seeking a declaratory judgment that the patents in suit were invalid and not infringed.  On September 21, 2012, the Plaintiff amended its complaint to allege that we infringed on a fifth patent related to similar technology.

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

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our sales and adversely affect our business.  For the first six months of fiscal years 2013 and 2012, our ten largest end customers represented approximately 80 percent and 71 percent of our sales, respectively.  We had one end customer, Apple Inc., who purchased through multiple contract manufacturers and represented approximately 72 percent and 57 percent of the Company’s total sales for the first six months of fiscal years 2013 and 2012, respectively.

We had one distributor, Avnet Inc., who represented approximately 18 percent of our sales for the six month period ending September 24, 2011.  No other end customer or distributor represented more than 10 percent of net sales for the six month periods ending September 29, 2012, or September 24, 2011.

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

We are subject to risks relating to product concentration.

We derive a substantial portion of our revenues from a limited number of products, and we expect these products to account for a large percentage of our revenues in the near term.  Customer acceptance of these products is critical to our future success.  Our business, operating results, financial condition and cash flows could therefore be adversely affected by:

▪	a decline in demand for any of our more significant products;
▪	failure of our products to achieve continued market acceptance;
▪	competitive products;
▪	new technological standards or changes to existing standards that we are unable to address with our products;
▪	manufacturing or supply issues that prevent us from meeting our customer’s demand for these products;
▪	a failure to release new products or enhanced versions of our existing products on a timely basis; and
▪	the failure of our new products to achieve market acceptance.

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

We do not own or operate a semiconductor fabrication facility and do not have the resources to manufacture the majority of our products internally.  We depend upon third parties to manufacture, assemble, package and test the majority of our products.  As a result, we are subject to risks associated with these third parties, including:

▪	insufficient capacity available to meet our demand;
▪	inadequate manufacturing yields and excessive costs;
▪	inability of these third parties to obtain an adequate supply of raw materials;
▪	difficulties selecting and integrating new subcontractors;
▪	limited warranties on products supplied to us;
▪	potential increases in prices; and
▪	increased exposure to potential misappropriation of our intellectual property.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed as part of or incorporated by reference into this Report:

3.1	Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (1)
3.2	Amended and Restated Bylaws of Registrant. (2)
31.1 *	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *#	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *#	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS +	XBRL Instance Document
101.SCH +	XBRL Taxonomy Extension Schema Document
101.CAL +	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB +	XBRL Taxonomy Extension Label Linkbase Document
101.PRE +	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF +	XBRL Taxonomy Extension Definition Linkbase Document

*  Filed with this Form 10-Q.

#  Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

+  Furnished, not filed with this Form 10-Q.

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

Date: October 31, 2012

By:  /s/ Thurman K. Case

Thurman K. Case

Chief Financial Officer and Chief Accounting Officer

Exhibit 31.1

CERTIFICATION

pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Jason P. Rhode, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Cirrus Logic, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: October 31, 2012

/s/ Jason P. Rhode

Jason P. Rhode

President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Thurman K. Case, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Cirrus Logic, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: October 31, 2012

/s/ Thurman K. Case

Thurman K. Case

Chief Financial Officer and Chief Accounting Officer

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350,

as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Cirrus Logic, Inc. (the “Company”) on Form 10-Q for the period ended September 29, 2012, as filed with the Securities and Exchange Commission (the “Report”), I, Jason P. Rhode, Chief Executive Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to my knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

This Certification has not been, and shall not be deemed, “filed” with the Securities and Exchange Commission.

Date: October 31, 2012

/s/ Jason P. Rhode

Jason P. Rhode

President and Chief Executive Officer

Exhibit 32.2

Certification Pursuant to 18 U.S.C. Section 1350,

as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Cirrus Logic, Inc. (the “Company”) on Form 10-Q for the period ended September 29, 2012, as filed with the Securities and Exchange Commission (the “Report”), I, Thurman K. Case, Chief Financial Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to my knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

This Certification has not been, and shall not be deemed, “filed” with the Securities and Exchange Commission.

Date: October 31, 2012

/s/ Thurman K. Case

Thurman K. Case

Chief Financial Officer and Chief Accounting Officer