Form 10-Q
period 2012-12-29
CIRRUS LOGIC INC
filed 2013-01-24
CIK 772406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29,  2012

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of January 21, 2013 was 64,371,867.

CIRRUS LOGIC, INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED DECEMBER 29,  2012

Part I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	December 29,	March 31,
	2012	2012
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$87,452	$65,997
Marketable securities	60,717	115,877
Accounts receivable, net	170,683	44,153
Inventories	135,023	55,915
Deferred tax assets	53,140	53,137
Other current assets	21,775	16,508
Total current assets	528,790	351,587

Long-term marketable securities	-	2,914
Property and equipment, net	100,534	66,978
Goodwill and intangibles, net	10,947	24,268
Deferred tax assets	36,466	89,071
Software license agreement	9,298	-
Other assets	6,463	9,644
Total assets	$692,498	$544,462

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$95,493	$38,108
Accrued salaries and benefits	13,752	13,634
Deferred income	5,579	7,228
Supplier agreement	-	5,000
Other accrued liabilities	13,992	9,015
Total current liabilities	128,816	72,985

Software license agreement	5,804	-
Other long-term liabilities	4,327	5,620

Stockholders' equity:
Capital stock	1,033,549	1,008,228
Accumulated deficit	(479,225)	(541,609)
Accumulated other comprehensive loss	(773)	(762)
Total stockholders' equity	553,551	465,857
Total liabilities and stockholders' equity	$692,498	$544,462

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011
Net sales	$310,133	$122,368	$602,913	$316,212
Cost of sales	152,083	56,338	291,336	148,118
Gross margin	158,050	66,030	311,577	168,094
Operating expenses
Research and development	29,608	23,143	83,986	61,592
Selling, general and administrative	19,021	16,488	57,274	47,854
Restructuring and other costs, net	3,539	-	3,539	-
Gain on sale of asset	(247)	-	(247)	-
Total operating expenses	51,921	39,631	144,552	109,446
Income from operations	106,129	26,399	167,025	58,648
Interest income, net	76	112	334	378
Other expense, net	(31)	(71)	(94)	(115)
Income before income taxes	106,174	26,440	167,265	58,911
Provision for income taxes	38,312	9,709	57,027	21,755
Net income	67,862	16,731	110,238	37,156
Change in unrealized gain (loss) on marketable securities	(30)	63	(11)	(69)
Comprehensive income	$67,832	$16,794	$110,227	$37,087

Basic earnings per share	$1.04	$0.26	$1.70	$0.57
Diluted earnings per share	$0.99	$0.25	$1.60	$0.55
Basic weighted average common shares outstanding	65,055	63,957	64,859	65,161
Diluted weighted average common shares outstanding	68,866	66,989	68,946	68,099

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Nine Months Ended
	December 29,	December 31,
	2012	2011
Cash flows from operating activities:
Net income	$110,238	$37,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,040	7,262
Stock compensation expense	15,760	8,725
Deferred income taxes	52,602	20,064
(Gain) loss on retirement or write-off of long-lived assets	(342)	10
Other non-cash charges	2,872	-
Net change in operating assets and liabilities:
Accounts receivable, net	(126,626)	(15,414)
Inventories	(83,329)	(17,582)
Other assets	(2,270)	(4,405)
Accounts payable and other accrued liabilities	53,116	14,188
Deferred income	(1,649)	1,667
Income taxes payable	(35)	240
Net cash provided by operating activities	30,377	51,911

Cash flows from investing activities:
Proceeds from sale of available for sale marketable securities	96,139	175,234
Purchases of available for sale marketable securities	(38,076)	(122,506)
Purchases of property, equipment and software	(48,628)	(25,667)
Proceeds from sale of assets	22,220	-
Investments in technology	(2,777)	(6,011)
Decrease in restricted investments	-	2,888
Decrease in deposits and other assets	493	604
Net cash provided by investing activities	29,371	24,542

Cash flows from financing activities:
Repurchase and retirement of common stock	(47,856)	(76,782)
Issuance of common stock, net of issuance costs	9,563	1,300
Net cash used in financing activities	(38,293)	(75,482)

Net increase in cash and cash equivalents	21,455	971

Cash and cash equivalents at beginning of period	65,997	37,039
Cash and cash equivalents at end of period	$87,452	$38,010

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

2. Recently Issued Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (ASC Topic 340) – Testing Indefinite-Lived Intangible Assets for Impairment.  With the amendments in this update, an entity has the option to first assess qualitative factors to determine whether it is more likely than not that indefinite-lived assets, other than goodwill, are impaired.  If, after the assessment, an entity concludes it is not more likely than not that the asset is impaired, then the entity is not required to assess further.  If an entity concludes otherwise, the fair value determination and quantitative impairment test is required, in accordance with Subtopic 350-30.  The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The adoption of this ASU is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

3. Marketable Securities

The Company’s investments that have original maturities greater than 90 days have been classified as available-for-sale securities in accordance with U.S. GAAP.  Marketable securities are categorized on the consolidated condensed balance sheet as short- and long-term marketable securities, as appropriate.

The following table is a summary of available-for-sale securities at December 29, 2012 (in thousands):

				Estimated
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
Corporate debt securities	$19,453	$6	$(3)	$19,456
U.S. Treasury securities	17,190	2	-	17,192
Agency discount notes	2,000	-	-	2,000
Commercial paper	22,077	5	(13)	22,069
Total securities	$60,720	$13	$(16)	$60,717

The Company’s specifically identified gross unrealized losses of $16 thousand relate to 15 different securities with total amortized cost of approximately $23.6 million at December 29, 2012.  Because the Company does not intend to sell the investments at a loss and the Company will not be required to sell the investments before recovery of its amortized cost basis, it did not consider the investment in these securities to be other-than-temporarily impaired at December 29, 2012.  Further, the securities with gross unrealized losses had been in a continuous unrealized loss position for less than 12 months as of December 29, 2012.  All of the Company’s available-for-sale investments have contractual maturities of less than one year at December 29, 2012.

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

The Company’s investment portfolio assets consist of money market funds, commercial paper, corporate debt, U.S. Treasury securities, and obligations of U.S. government-sponsored enterprises, and are reflected on our consolidated condensed balance sheet under the headings cash and cash equivalents, marketable securities, and long-term marketable securities. The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. As of December 29, 2012, the Company classified its investment portfolio assets as Level 1 or Level 2 inputs.  The Company has no Level 3 assets.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the nine month period ended December 29, 2012.

The fair value of our financial assets at December 29, 2012, was determined using the following inputs (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$52,883	$-	$-	$52,883
Commercial paper	-	3,999	-	3,999
	$52,883	$3,999	$-	$56,882

Available-for-sale securities
Corporate debt securities	$-	$19,456	$-	$19,456
U.S. Treasury securities	17,192	-	-	17,192
Agency discount notes	-	2,000	-	2,000
Commercial paper	-	22,069	-	22,069
	$17,192	$43,525	$-	$60,717

The fair value of our financial assets  at March 31, 2012, was determined using the following inputs (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$40,557	$-	$-	$40,557
Commercial paper	-	15,952	-	15,952
Corporate debt securities	-	1,112	-	1,112
	$40,557	$17,064	$-	$57,621

Available-for-sale securities
Corporate debt securities	$-	$48,025	$-	$48,025
U.S. Treasury securities	30,261	-	-	30,261
Agency discount notes	-	16,796	-	16,796
Commercial paper	-	23,709	-	23,709
	$30,261	$88,530	$-	$118,791

5. Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	December 29,	March 31,
	2012	2012
Gross accounts receivable	$171,076	$44,524
Allowance for doubtful accounts	(393)	(371)
	$170,683	$44,153

6. Inventories

Inventories are comprised of the following (in thousands):

	December 29,	March 31,
	2012	2012
Work in process	$70,341	$30,921
Finished goods	64,682	24,994
	$135,023	$55,915

The increase in inventory balances at December 29, 2012, as compared to March 31, 2012, is primarily related to the expected increased demand for our products, and reflects planned inventory builds.

7. Asset Sale

The Company entered into an agreement to sell certain assets associated with Apex Precision Power (“Apex”) products in Tucson, Arizona for $26.1 million.  On August 17, 2012, the Company closed the transaction under this agreement.  After closing the transaction, the Company maintained a high voltage / high power IC design team in Tucson.  See Note 9 for information regarding the subsequent closure and relocation of the Tucson design center.  The Company received $22.2 million in cash and has recorded a long-term note receivable for $3.9 million to be paid in its entirety by August 17, 2014.

8. Revolving Line of Credit

On April 19, 2012, the Company entered into a revolving credit agreement (“Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and issuing lender, Barclays Bank, as syndication agent, Wells Fargo Securities, LLC and Barclays Capital, as joint lead arrangers and co-book managers.  The aggregate borrowing limit under the unsecured revolving credit facility is $100 million with a $15 million letter of credit sublimit and is intended to provide the Company with short-term borrowings for working capital and other general corporate purposes.  The interest rate payable is, at the Company's election, (i) a base rate plus the applicable margin, where the base rate is determined by reference to the highest of 1) the prime rate publicly announced by the administrative agent, 2) the Federal Funds Rate plus 0.50%, and 3) LIBOR for a one month period plus the difference between the applicable margin for LIBOR rate loans and the applicable margin for base rate loans, or (ii) the LIBOR rate plus the applicable margin that varies according to the leverage ratio of the borrower.  Certain representations and warranties are required under the Credit Agreement, and the borrower must be in compliance with specified financial covenants, including (i) the requirement that the Company maintain a ratio of consolidated funded indebtedness to consolidated EBITDA of not greater than 1.75 to 1.0, computed in accordance with the terms of the Credit Agreement, and (ii) a minimum ratio of consolidated EBITDA to consolidated interest expense of not less than 3.50 to 1.0.  At December 29, 2012, the Company was in compliance with these covenants.

At December 29, 2012, the Company had no outstanding amounts under the facility.

9. Restructuring Costs

On November 6, 2012, the Company committed to a plan (the “Plan”) to close its Tucson, Arizona design center and move those operations, including development efforts related to motor control technology, to the Company’s headquarters in Austin, Texas.  This restructuring eliminated approximately 25 employees in Tucson, Arizona, or 4% of the Company’s total workforce, as well as relocated to Austin, Texas approximately 20 positions, which are primarily research and development positions.  As of December 29, 2012, the closure was materially completed.

The Company incurred a one-time charge for relocation, severance-related items and facility-related costs to operating expenses totaling $3.5 million in the third quarter of fiscal year 2013,  presented as a separate line item on the consolidated condensed statement of comprehensive income in operating expenses under the caption “Restructuring and other costs, net,” which will be paid over the remainder of fiscal year 2013 through calendar year 2015.  The charge includes $1.1 million in relocation and related costs and $2.4 million in facility related costs and other related charges.

Of the $3.5 million expense incurred, approximately $0.2 million was paid during the third quarter, and consisted primarily of severance-related costs.  As of December 29, 2012, we have a remaining restructuring accrual of $3.3 million, included in “Other accrued liabilities” on the consolidated condensed balance sheet.

10. Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.  Our income tax expense is primarily a  non-cash charge due to the utilization of U.S. net operating losses.

The following table presents the provision for income taxes and the effective tax rates (in thousands):

	Three Months Ended		Nine Months Ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011
Income before income taxes	$106,174	$26,440	$167,265	$58,911
Provision for income taxes	$38,312	$9,709	$57,027	$21,755
Effective tax rate	36.1%	36.7%	34.1%	36.9%

Our income tax expense for the third quarter of fiscal year 2013 was slightly above the federal statutory rate primarily due to the effect of state income taxes and nondeductible expenses.  Our income tax expense for the first nine months of fiscal year 2013 was slightly below the federal statutory rate primarily due to the release of valuation allowance on the Company’s deferred tax assets in the second quarter of fiscal year 2013.  The release was due to the sale of assets to Apex, which generated sufficient capital gain to utilize a capital loss carry forward that was previously expected to expire unutilized.  Our income tax expense for the third quarter and first nine months of fiscal year 2012 was slightly above the federal statutory rate primarily due to the effect of state income taxes and nondeductible expenses.

We had no unrecognized tax benefits as of December 29, 2012.  We do not expect our unrecognized tax benefits to change significantly over the next 12 months.  Our policy is to recognize interest and penalties related to income tax matters in income tax expense.  As of December 29, 2012, the balance of accrued interest and penalties was zero.  No interest or penalties were incurred during the first nine months of fiscal year 2013.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions.  Fiscal years 2010 through 2012 remain open to examination by the major taxing jurisdictions to which we are subject.

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

 For the cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought or specified; (iii) damages are unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties.  For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition.  However, the ultimate resolutions of these various proceedings and matters are inherently difficult to predict; as such, our operating results could be materially affected  by the unfavorable resolution of one or more of these proceedings or matters for any particular period, depending, in part, upon the operating results for such period.

On June 4, 2012, U.S. Ethernet Innovations, LLC (the “Plaintiff”) filed suit against Cirrus Logic and two other defendants in the U.S. District Court, Eastern District of Texas.  The Plaintiff alleges that Cirrus Logic infringed four U.S. patents relating to Ethernet technology.  In its complaint, the Plaintiff indicated that it is seeking unspecified monetary damages, including up to treble damages for willful infringement.  We answered the complaint on June 29, 2012 denying the allegations of infringement and seeking a declaratory judgment that the patents in suit were invalid and not infringed.  On September 21, 2012, the Plaintiff amended its complaint to allege that we infringed on a fifth patent related to similar technology.  We answered the amended complaint on October 8, 2012, again denying the allegations of infringement and seeking a declaratory judgment that the patents in suit were invalid and not infringed.

12. Equity

Common Stock

The Company issued 0.3 million and 1.4 million shares of common stock for the three and nine month periods ended December 29, 2012, respectively, in connection with stock option exercises during the periods and grants to certain members of our Board of Directors.  The Company issued 0.1 million and 0.3 million shares of common stock, respectively, for the three and nine month periods ended December 31, 2011, in connection with stock option exercises during the prior fiscal year and grants to certain members of our Board of Directors.

Earnings Per Share

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

The weighted average outstanding options excluded from our diluted calculation for the three and nine months ended December 29, 2012, were 924,000 and 309,000, respectively.  The weighted average outstanding options excluded from our diluted calculation for the three and nine months ended December 31, 2011, were 1,254,000 and 1,043,000, respectively.  These were excluded as the strike price of the options exceeded the average market price during the periods.

Share Repurchase Program

On November 4, 2010, we announced that our Board of Directors authorized an $80 million share repurchase program.  As of December 31, 2011, the Company had repurchased 5.1 million shares at a cost of $79.5 million, or an average cost of $15.51 per share.  For the nine months ended December 31, 2011, we purchased 4.9 million shares at a cost of $76.8 million, or an average cost of $15.63 per share.  During the December 29, 2012 quarter, the Company completed this stock repurchase program and repurchased the remaining outstanding shares in conjunction with the new share repurchase program, announced below.  There are no outstanding remaining available repurchase obligations under this plan.  All repurchased common stock shares were retired.

On November 20, 2012, we announced that our Board of Directors authorized a share repurchase program of up to $200 million of the Company’s common stock. The Company repurchased 1.5 million shares of its common stock for $47.9 million (including the remaining $0.5 million available under the 2010 plan discussed above) during the third quarter of fiscal year 2013, at an average cost of $30.96 per share, leaving approximately $152.6 million available for repurchase under this plan as of December 29, 2012.  All of these shares were repurchased in the open market and were funded from existing cash.  All shares of our common stock that were repurchased were retired as of December 29, 2012.

13. Segment Information

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

Revenue from our product lines are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011
Audio Products	$300,010	$105,418	$558,671	$260,220
Energy Products	10,123	16,950	44,242	55,992
	$310,133	$122,368	$602,913	$316,212

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management.  In some cases, forward-looking statements are identified by words such as “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” “intend,” and variations of these types of words and similar expressions that are intended to identify these forward-looking statements.  In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements.  Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

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

There were no material changes in the first nine months of fiscal year 2013 to the information provided under the heading “Critical Accounting Policies” included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (ASC Topic 340) – Testing Indefinite-Lived Intangible Assets for Impairment.  With the amendments in this update, an entity has the option to first assess qualitative factors to determine whether it is more likely than not that indefinite-lived assets, other than goodwill, are impaired.  If, after the assessment, an entity concludes it is not more likely than not that the asset is impaired, then the entity is not required to assess further.  If an entity concludes otherwise, the fair value determination and quantitative impairment test is required, in accordance with Subtopic 350-30.  The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The adoption of this ASU is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Results of Operations

The following table summarizes the results of our operations for the third quarter and first nine months of  fiscal years 2013 and 2012 as a percentage of net sales.  All percentage amounts were calculated using the underlying data in thousands, unaudited:

	Three Months Ended		Nine Months Ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011
Net sales	100%	100%	100%	100%
Gross Margin	51%	54%	52%	53%
Research and development	10%	19%	14%	19%
Selling, general and administrative	6%	13%	9%	15%
Restructuring and other costs, net	1%	0%	1%	0%
Gain on sale of asset	0%	0%	0%	0%
Income from operations	34%	22%	28%	19%
Interest income	0%	0%	0%	0%
Other expense, net	0%	0%	0%	0%
Income before income taxes	34%	22%	28%	19%
Provision for income taxes	12%	8%	10%	7%
Net income	22%	14%	18%	12%

Net Sales

Net sales for the third quarter of fiscal year 2013 increased $187.7 million, or 153 percent to $310.1 million from $122.4 million in the third quarter of fiscal year 2012.  Net sales from our audio products increased $194.6 million, or 185 percent, primarily due to significant increases in portable audio sales in the current quarter versus the same time period in the prior fiscal year.  Energy product sales decreased $6.8 million, or 40 percent, during the third quarter of fiscal year 2013 versus the comparable quarter of the prior fiscal year due largely to reduced revenue from the sale of products associated with the asset sale discussed in Note 7, along with typical volatility in our legacy products, and continued softness in our power meter business.

Net sales for the first nine months of fiscal year 2013 increased $286.7 million, or 91 percent to $602.9 million from $316.2 million for the first nine months of fiscal year 2012.  Net sales from our audio products increased $298.5 million, or 115 percent, primarily due to significant increases in portable audio sales for the first nine months in fiscal year 2013 versus the same time period in the prior fiscal year.  Energy product sales decreased $11.8 million, or 21 percent, during the first nine months of fiscal year 2013 versus the comparable period of the prior fiscal year due primarily to the asset sale discussed in Note 7, which contributed an  $8.9 million decrease.  Also contributing to the decrease was $4.8 million in power meters, partially offset by a $2.1 million increase in seismic.

Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 97 percent and 90 percent of net sales during the third quarter of fiscal years 2013 and 2012, respectively.  For the first nine months of fiscal years 2013 and 2012, export sales, principally to Asia, were 94 percent and 88 percent, respectively.  Our sales are denominated primarily in U.S. dollars.  As a result, we have not entered into foreign currency hedging contracts.

Since the components we produce are largely proprietary and generally not available from second sources, we consider our end customer to be the entity specifying the use of our component in their design.  These end customers may then purchase our products directly from us, from an external sales representative or distributor, or through a third party manufacturer contracted to produce their designs.   For the third quarter of fiscal years 2013 and 2012, our ten largest end customers represented approximately 94 percent and 80 percent of our sales, respectively.    For the first nine months of fiscal years 2013 and 2012, our ten largest end customers represented approximately 88 percent and 74 percent of our sales, respectively.

We had one end customer, Apple Inc., who purchased through multiple contract manufacturers and represented approximately 91 percent and 70 percent of the Company’s total sales for the third quarter of fiscal years 2013 and 2012, respectively.  This same customer represented approximately 82 percent and 62 percent of the Company’s total sales for the first nine months of fiscal years 2013 and 2012, respectively.

No distributor represented more than 10 percent of net sales for the three and nine month periods ended December 29, 2012.  For the three and nine month periods ending December 31, 2011, we had one distributor, Avnet Inc., who represented approximately 12 percent and 16 percent, respectively of our sales.

For more information, please see Part II—Item 1A—“We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, any key customer or distributor could significantly reduce our sales.”

No other end customer or distributor represented more than 10 percent of net sales for the three and nine month periods ended December 29, 2012, or December 31, 2011.

Gross Margin

Gross margin was 51.0 percent in the third quarter of fiscal year 2013, down from 54.0 percent in the third quarter of fiscal year 2012.  During the second quarter, we ramped multiple, new high-volume components that created complex challenges for both our supply chain team and our vendors leading to higher than normal production costs.  We continued to work through our production challenges during the third quarter and expect our overall gross margins to remain in the low 50% range for the fourth quarter of fiscal year 2013.

Gross margin was 51.7 percent in the first nine months of fiscal year 2013, down from 53.2 percent in the first nine months of fiscal year 2012.  The decrease was attributable to the supply chain challenges discussed above, as well as product mix.  Fiscal year 2012 gross margin included certain production challenges, which were partially offset by improved product mix.

Research and Development Expense

Research and development expense for the third quarter of fiscal year 2013 was $29.6 million, an increase of $6.5 million, or 28 percent, from $23.1 million in the third quarter of fiscal year 2012.  This increase was primarily due to an increase in research and development headcount of approximately 21 percent (exclusive of Tucson employees affected by restructuring discussed in Note 9) and the associated employee-related salary and hiring expenses as well as product development costs.

Research and development expense for the first nine months of fiscal year 2013 was $84.0 million, an increase of $22.4 million, or 36 percent, from $61.6 million in the first nine months of fiscal year 2012.  This increase was primarily due to an increase in research and development headcount and the associated product development and employee-related expenses.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense in the third quarter of fiscal year 2013 was $19.0 million, an increase of $2.5 million, or 15 percent, from $16.5 million in the third quarter of fiscal year 2012.  The increase was primarily attributable to increases in employee-related expenses, including stock-based compensation, as well as depreciation and outside services related primarily to the new facility.

SG&A expense in the first nine months of fiscal year 2013 was $57.3 million, an increase of $9.4 million, or 20 percent, from $47.9 million in the first nine months of fiscal year 2012.  The year over year increase in SG&A expense was due primarily to additional employee-related expenses during fiscal year 2013, which were partially offset by headcount decreases due to the Apex asset sale and restructuring.

Restructuring Costs

During the third quarter of fiscal year 2013, we incurred a one-time charge for relocation, severance-related items and facility-related costs to operating expenses totaling $3.5 million, presented as a separate line item on the consolidated condensed statement of comprehensive income in operating expenses under the caption “Restructuring and other costs, net,” which will be paid over the remainder of fiscal year 2013 through calendar year 2015.  The charge includes $1.1 million in relocation and related costs and $2.4 million in facility related costs and other related charges.  Of the $3.5 million expense incurred, approximately $0.2 million was paid during the third quarter, and consisted primarily of severance-related costs.  As of December 29, 2012, we have a remaining restructuring accrual of $3.3 million, included in “Other accrued liabilities” on the consolidated condensed balance sheet.

Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.  Our income tax expense is primarily a  non-cash charge due to the utilization of U.S. net operating losses.

The following table presents the provision for income taxes and the effective tax rates (in thousands):

	Three Months Ended		Nine Months Ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011
Income before income taxes	$106,174	$26,440	$167,265	$58,911
Provision for income taxes	$38,312	$9,709	$57,027	$21,755
Effective tax rate	36.1%	36.7%	34.1%	36.9%

Our income tax expense for the third quarter of fiscal year 2013 was slightly above the federal statutory rate primarily due to the effect of state income taxes and nondeductible expenses.  Our income tax expense for the first nine months of fiscal year 2013 was slightly below the federal statutory rate primarily due to the release of valuation allowance on the Company’s deferred tax assets in the second quarter of fiscal year 2013.  The release was due to the sale of Apex assets, which generated sufficient capital gain to utilize a capital loss carry forward that was previously expected to expire unutilized.  Our income tax expense for the third quarter and first nine months of fiscal year 2012 was slightly above the federal statutory rate primarily due to the effect of state income taxes and nondeductible expenses.

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

Cash used in or provided by operating activities is net income adjusted for certain non-cash items and changes in certain current assets and current liabilities.  Our operational cash flows are affected by the ability of our operations to generate cash, and our management of our assets and liabilities, including both working capital and long-term assets and liabilities.  Net cash provided by operating activities was $30.4 million for the first nine months of fiscal year 2013 as compared to $51.9 million for the corresponding period of fiscal year 2012.  The primary source of cash in operations during the current period was related to the cash components of our net income, offset by a $160.8 million net decrease in working capital.  Working capital fluctuates depending on end-market demand and our management of certain items such as receivables, inventory and payables.  In times of anticipated escalating demand, such as in the current period, our working capital requirements increase as we purchase additional manufacturing materials and increase production; this activity increased our inventory balances significantly in the first and second quarters of fiscal year 2013.  The primary source of cash from operations during the corresponding period of fiscal year 2012 was related to the cash components of our net income, offset by a $21.3 million decrease in working capital.

Net cash provided by investing activities was $29.4 million during the first nine months of fiscal year 2013 as compared to $24.5 million during the corresponding period in fiscal year 2012, primarily as a result of net proceeds from the sale of marketable securities of $58.1 million and $22.2 million in proceeds from the Apex sale, offset by capital expenditures of $51.4 million.  We utilized $48.6 million for the purchase of property, equipment, and software, including approximately $25 million in our new headquarters facility construction and related costs, $11 million in the purchase of new land and buildings in Austin and $7 million for testing-related equipment for our products for the first nine months in fiscal year 2013.  For the corresponding period in fiscal year 2012, we utilized $25.7 million for the purchase of property, equipment, and software, including approximately $14.2 million in our new headquarters facility construction costs and $3.4 million for the purchase of additional land and a building adjacent to the headquarters facility.  Investments in technology required an additional $6.0 million during the nine month period ended December 31, 2011.

Net cash used in financing activities was $38.3 million during the first nine months of fiscal year 2013 as compared to $75.5 million during the first nine months of fiscal year 2012.  The cash used during the first nine months of fiscal year 2013 was due to the stock repurchase (discussed in Note 12) of $47.9 million, partially offset by proceeds from the issuance of common stock in connection with option exercises.  The use of cash during the first nine months of fiscal year 2012 was primarily driven by the $76.8 million repurchase and retirement of Company stock, slightly offset by proceeds from the issuance of common stock in connection with option exercises.

The Company completed construction of our new headquarters facility in Austin, Texas in the current quarter of fiscal year 2013.  Total facility construction costs and the costs related to furniture, fixtures, and equipment to fully move our headquarters employees into this new facility was approximately $58.3 million, which included $10.8 million in land acquisition costs.  Through December 29, 2012, we have paid approximately $58.1 million related to the new facility, leaving an anticipated $0.2 million to be paid, which is currently accrued at December 29, 2012, under the caption “Other accrued liabilities” on the consolidated condensed balance sheet.  We have funded the costs related to this project with cash flows from operations.

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

Revolving Credit Facility

On April 19, 2012 (the “Closing Date”), we entered into a revolving credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent and Issuing Lender, Barclays Bank, as Syndication Agent, Wells Fargo Securities, LLC and Barclays Capital, as Joint Lead Arrangers and Co-Book Managers, and the lenders referred to therein (the “Lenders”).

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

The Credit Agreement contains customary affirmative covenants, including, among others, covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations.  Further, the Credit Agreement contains customary negative covenants limiting the ability of the Company or any Subsidiary Guarantors to, among other things, incur debt, grant liens, make investments, effect certain fundamental changes, make certain asset dispositions, make certain restricted payments, enter into certain transactions with Affiliates and permit aggregate Capital Expenditures to exceed $90.0 million on a rolling four-quarter basis.  The Credit Facility also contains certain negative financial covenants providing that (a) the ratio of Consolidated funded indebtedness to Consolidated EBITDA for the prior four consecutive quarters must not be greater than 1.75 to 1.00 and (b) the ratio of Consolidated EBITDA for the prior four consecutive quarters to Consolidated interest expense for the prior four consecutive quarters must not be less than 3.50 to 1.00.  At December 29, 2012, the Company was in compliance with these covenants.

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

At December 29, 2012, the Company had no outstanding amounts under the Credit Facility.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with interest rates on our debt securities, currency movements on non-U.S. dollar denominated assets and liabilities, and the effect of market factors on the value of our marketable securities.  We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures.  For a description of our market risks, see “Part II – Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in our 2012 Annual Report on Form 10-K.  There have been no significant changes to our exposure to market risks since we filed our 2012 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(e) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon the evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 29, 2012 at the reasonable assurance level.

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

For the cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought or specified; (iii) damages are unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties.  For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition.  However, the ultimate resolutions of these various proceedings and matters are inherently difficult to predict; as such, our operating results could be materially affected  by the unfavorable resolution of one or more of these proceedings or matters for any particular period, depending, in part, upon the operating results for such period.

On June 4, 2012, U.S. Ethernet Innovations, LLC (the “Plaintiff”) filed suit against Cirrus Logic and two other defendants in the U.S. District Court, Eastern District of Texas.  The Plaintiff alleges that Cirrus Logic infringed four U.S. patents relating to Ethernet technology.  In its complaint, the Plaintiff indicated that it is seeking unspecified monetary damages, including up to treble damages for willful infringement.  We answered the complaint on June 29, 2012 denying the allegations of infringement and seeking a declaratory judgment that the patents in suit were invalid and not infringed.  On September 21, 2012, the Plaintiff amended its complaint to allege that we infringed on a fifth patent related to similar technology.  We answered the amended complaint on October 8, 2012, again denying the allegations of infringement and seeking a declaratory judgment that the patents in suit were invalid and not infringed.

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

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our sales and adversely affect our business.  For the first nine months of fiscal years 2013 and 2012, our ten largest end customers represented approximately 88 percent and 74 percent of our sales, respectively.  We had one end customer, Apple Inc., who purchased through multiple contract manufacturers and represented approximately 91 percent of the Company’s total sales in the third quarter of fiscal year 2013, and approximately 82 percent and 62 percent of the Company’s total sales for the first nine months of fiscal years 2013 and 2012, respectively.

No distributor represented more than 10 percent of net sales for the nine month period ended December 29, 2013.  We had one distributor, Avnet Inc., who represented approximately 16 percent of our sales for the nine month period ended December 31, 2011.  No other end customer or distributor represented more than 10 percent of net sales for the nine month periods ended December 29, 2012, or December 31, 2011.

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

We derive a substantial portion of our revenues from a limited number of products, and we expect these products to account for a large percentage of our revenues in the near term.  Customer acceptance of these products is critical to our future success.  Our business, operating results, financial condition and cash flows could therefore be adversely affected by:

▪	a decline in demand for any of our more significant products;
▪	failure of our products to achieve continued market acceptance;
▪	competitive products;
▪	new technological standards or changes to existing standards that we are unable to address with our products;
▪	manufacturing or supply issues that prevent us from meeting our customers’ demand for these products;
▪	a failure to release new products or enhanced versions of our existing products on a timely basis; and
▪	the failure of our new products to achieve market acceptance.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended December 29, 2012 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 30, 2012 - October 27, 2012	-	-	-	-
October 28, 2012 - November 24, 2012	-	-	-	-
November 25, 2012 - December 29, 2012	1,546	$30.96	1,546	$152,595

(1)

On November 20, 2012, we announced that our Board of Directors authorized a share repurchase program of up to $200 million of the Company’s common stock. The repurchases were to be funded from existing cash and were intended to be effected from time to time in accordance with applicable securities laws through the open market or in privately negotiated transactions.  The timing of the repurchases and the actual amount purchased depend on a variety of factors including the market price of the Company’s shares, general market and economic conditions, and other corporate considerations.  The program does not have an expiration date, does not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company's discretion.  The Company repurchased 1.5 million shares of its common stock for $47.9 million (including the remaining $0.5 million available under the 2010 plan discussed in Note 12) during the third quarter of fiscal year 2013.  All of these shares were repurchased in the open market and were funded from existing cash.  All shares of our common stock that were repurchased were retired as of December 29, 2012.

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

Date: January 24, 2013

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

Date: January 24, 2013

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

Date: January 24, 2013

/s/ Thurman K. Case

Thurman K. Case

Chief Financial Officer and Chief Accounting Officer

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350,

as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Cirrus Logic, Inc. (the “Company”) on Form 10-Q for the period ended December 29, 2012, as filed with the Securities and Exchange Commission (the “Report”), I, Jason P. Rhode, Chief Executive Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to my knowledge:

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

Date: January 24, 2013

/s/ Jason P. Rhode

Jason P. Rhode

President and Chief Executive Officer

Exhibit 32.2

Certification Pursuant to 18 U.S.C. Section 1350,

as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Cirrus Logic, Inc. (the “Company”) on Form 10-Q for the period ended December 29, 2012, as filed with the Securities and Exchange Commission (the “Report”), I, Thurman K. Case, Chief Financial Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to my knowledge:

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

Date: January 24, 2013

/s/ Thurman K. Case

Thurman K. Case

Chief Financial Officer and Chief Accounting Officer