Form 10-K
period 2013-03-30
CIRRUS LOGIC INC
filed 2013-05-29
CIK 772406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended March 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐        NO  ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $1,812,739,022 based upon the closing price reported on the NASDAQ Global Select Market as of September 28, 2012. Stock held by directors, officers and stockholders owning 5 percent or more of the outstanding common stock were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.

As of May 24, 2013, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 63,376,659.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s proxy statement for its annual meeting of stockholders to be held July 30, 2013 is incorporated by reference in Part II – Item 5. and Part III of this Annual Report on Form 10-K.

CIRRUS LOGIC, INC.

FORM 10-K

For The Fiscal Year Ended March 30, 2013

PART I

ITEM 1.  Business

Cirrus Logic, Inc. (“Cirrus Logic,” “We,” “Us,” “Our,” or the “Company”) develops high-precision, analog and mixed-signal integrated circuits (“ICs”) for a broad range of consumer and industrial markets. Building on our diverse analog mixed-signal patent portfolio, Cirrus Logic delivers highly optimized products for consumer and professional audio, automotive entertainment, and targeted industrial applications including energy control, energy measurement, light emitting diode (“LED”) lighting and energy exploration.

We were incorporated in California in 1984, became a public company in 1989 and were reincorporated in the State of Delaware in February 1999. Our primary facility housing engineering, sales and marketing, and administrative functions is located in Austin, Texas. We also serve customers from sales offices in the United States, Europe and Asia, including the People’s Republic of China, Hong Kong, South Korea, Japan, Singapore, Taiwan and the United Kingdom. Our common stock, which has been publicly traded since 1989, is listed on the NASDAQ Global Select Market under the symbol CRUS.

We maintain a Web site with the address www.cirrus.com. We are not including the information contained on our Web site as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our Web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (the “SEC”). To receive a free copy of this Form 10-K, please forward your written request to Cirrus Logic, Inc., Attn: Investor Relations, 800 W. 6th Street, Austin, Texas 78701, or via email at Investor.Relations@cirrus.com. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements filed electronically with the SEC by Cirrus Logic.

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

The convergence and sophistication of our customers’ products, such as portable audio applications, home entertainment and automotive audio devices, is made possible in part by advances in semiconductor technology. Semiconductor companies are attempting to differentiate their products by offering new features and functionality to customers, while at the same time shrinking product sizes, reducing power consumption, and lowering overall system costs.

Due to the extremely high costs involved in developing and operating a wafer fabrication facility, many semiconductor companies, including Cirrus, rely on third party foundries to manufacture their ICs. We believe that our fabless manufacturing model significantly reduces our capital requirements and allows us to focus our resources on the design, development, and marketing of our ICs.

Segments

We determine our operating segments in accordance with Financial Accounting Standards Board (“FASB”) guidelines. Our Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker as defined by these guidelines.

The Company operates and tracks its results in one reportable segment, but reports revenue performance in two product lines, which currently are audio and energy. Our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources, rather than detailed information at a product line level. Additionally, our product lines have similar characteristics and customers. They share operations support functions such as sales, public relations, supply chain management, various research and development and engineering support, in addition to the general and administrative functions of human resources, legal, finance and information technology. Therefore, there is no discrete financial information maintained for these product lines. For fiscal years 2013, 2012, and 2011, audio product sales were $754.8 million, $350.7 million, and $264.8 million, respectively. For fiscal years 2013, 2012, and 2011, energy product sales were $55.0 million, $76.1 million, and $104.7 million, respectively.

See Note 18 - Segment Information, of the Notes to Consolidated Financial Statements contained in Item 8 for further details including sales and property, plant and equipment, net, by geographic locations.

Company Strategy

We target growing markets where we can showcase our expertise in analog and digital signal processing to solve challenging problems. Our approach has been to develop new custom and catalog components that embody our latest innovations, which we then use to engage with the leading customers in a particular market or application. We then focus on building a strong engineering relationship with the design teams at these customers and work to develop highly differentiated products that address their specific needs using our own intellectual property (“IP”), sometimes in combination with theirs. When we have been successful with this approach, one initial design win has expanded into many additional products. This strategy gives us the opportunity to increase our content per box with a customer over time through the addition of new features and the integration of other system components into our products.

Markets and Products

The following provides a detailed discussion regarding our audio and energy product lines:

Audio Products:  High-precision analog and mixed-signal components, as well as audio digital signal processor (“DSP”) products for consumer, professional and automotive entertainment markets.

Energy Products:  High-precision analog and mixed-signal components for energy-related applications, such as LED lighting, energy measurement, energy exploration and energy control systems.

AUDIO PRODUCTS

We are a recognized leader in analog and mixed-signal audio converter and audio DSP products that enable today’s new consumer, professional and automotive entertainment applications. Our broad portfolio of approximately 250 active proprietary audio products includes analog-to-digital converters (“ADCs”), digital-to-analog converters (“DACs”), “codecs”—chips that integrate ADCs and DACs into a single IC, digital interface ICs, volume controls, adaptive noise cancelling circuits (“ANC”) and amplifiers, as well as audio DSPs. Our products are used in a wide array of consumer applications, including portable media players, smartphones, tablet computers, laptops, audio/video receivers (“AVRs”) and Blu-ray Disc players, home theater systems, set-top boxes, gaming devices, digital camcorders and digital televisions. Applications for products within professional markets include digital mixing consoles, multi-track digital recorders and effects processors. Applications for products within automotive markets include amplifiers, satellite radio systems, telematics and multi-speaker car-audio systems.

ENERGY PRODUCTS

We provide high-precision analog and mixed-signal ICs for targeted energy control, energy measurement, LED lighting and energy exploration applications. We have approximately 450 active proprietary energy products which include LED driver ICs, power factor correction ICs, ADC, and DACs. Our products are used in a wide array of high-precision, energy-related applications including LED retrofit lamps, digital utility meters, power supplies and energy exploration.

Customers, Marketing, and Sales

We offer approximately 700 products worldwide through both direct and indirect sales channels. Our major customers are among the world’s leading electronics manufacturers. We target both large existing and emerging growth consumer electronic and energy markets that derive value from our expertise in advanced analog and mixed-signal design processing, systems-level integrated circuit engineering and embedded software development. We derive our sales both domestically and from a variety of locations across the world, including the People’s Republic of China, the European Union, Hong Kong, Japan, South Korea, Taiwan, and the United Kingdom. Our domestic sales force includes a network of regional direct sales offices located in California, Nevada, and Texas. International sales offices and staff are located in Germany, Hong Kong, Shanghai and Shenzhen in the People’s Republic of China, Singapore, South Korea, Taiwan, Japan and the United Kingdom. We supplement our direct sales force with external sales representatives and distributors. Our technical support staff is located in Texas. Our worldwide sales force provides geographically specific support to our customers and specialized selling of product lines with unique customer bases. See Note 18—Segment Information, of the Notes to Consolidated Financial Statements contained in Item 8 for further detail and for additional disclosure regarding sales and property, plant and equipment, net, by geographic locations.

Since the components we produce are largely proprietary and generally not available from second sources, we generally consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, from an external sales representative or distributor, or through a third party manufacturer contracted to produce their designs. For fiscal years 2013, 2012, and 2011, our ten largest end customers represented approximately 89 percent, 74 percent, and 62 percent, of our sales, respectively. For fiscal years 2013, 2012, and 2011, we had one end customer, Apple Inc., who purchased through multiple contract manufacturers and represented approximately 82 percent, 62 percent, and 47 percent, of the Company’s total sales, respectively. For fiscal years 2012, and 2011, we had one distributor, Avnet Inc., who represented 15 percent, and 24 percent, of our sales, respectively. No other customer or distributor represented more than 10 percent of net sales in fiscal years 2013, 2012, or 2011.

Manufacturing

As a fabless semiconductor company, we contract with third parties for wafer fabrication and our assembly and test operations. We use multiple wafer foundries, assembly sources and test houses in the production of our inventory. The Company owned a 54,000 square foot facility in Tucson, Arizona, which served as the assembly and test facility for the Apex Precision Power (“Apex”) product line prior to the Company selling the assets related to this entity in the fall of fiscal year 2013. Our outsourced manufacturing strategy allows us to concentrate on our design strengths, minimize fixed costs and capital expenditures while giving us access to advanced manufacturing facilities, and provide the flexibility to source multiple leading-edge technologies through strategic relationships. After wafer fabrication by the foundry, third-party assembly vendors package the wafer die. The finished products are then tested before shipment to our customers. While we do have some redundancy of fabrication processes by using multiple outside foundries, any interruption of supply by one or more of these foundries could materially impact us. As a result, we maintain some amount of business interruption insurance to help reduce the risk of wafer supply interruption, but we are not fully insured against such risk. Our supply chain management organization is responsible for the management of all aspects of the manufacturing, assembly, and testing of our products, including process and package development, test program development, and production testing of products in accordance with our ISO-certified quality management system.

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

Patents, Licenses and Trademarks

We rely on patent, copyright, trademark, and trade secret laws to protect our intellectual property, products, and technology. As of March 30, 2013, we held approximately 988 granted U.S. patents, 136 U.S. pending patent applications and various corresponding international patents and applications. Our U.S. patents expire in calendar years 2013 through 2031. While our patents are an important element of our success, our business as a whole is not dependent on any one patent or group of patents. We do not anticipate any material effect on our business due to any patents expiring in 2013, and we continue to obtain new patents through our ongoing research and development.

We have maintained U.S. federal trademark registrations for CIRRUS LOGIC, CIRRUS, Cirrus Logic logo designs, and CRYSTAL. These U.S. registrations may be renewed as long as the marks continue to be used in interstate commerce. We have also filed or obtained foreign registration for these marks in other countries or jurisdictions where we conduct, or anticipate conducting, international business.

To complement our own research and development efforts, we have also licensed and expect to continue to license, a variety of intellectual property and technologies important to our business from third parties.

Research and Development

We concentrate our research and development efforts on the design and development of new products for each of our principal markets. We also fund certain advanced-process technology development, as well as other emerging product opportunities. Expenditures for research and development in fiscal years 2013, 2012, and 2011 were $114.1 million, $85.7 million, and $63.9 million, respectively. Our future success is highly dependent upon our ability to develop complex new products, transfer new products to volume production, introduce them into the marketplace in a timely fashion, and have them selected for design into products of systems manufacturers. Our future success may also depend on assisting our customers with integration of our components into their new products, including providing support from the concept stage through design, launch and production ramp.

Competition

Markets for our products are highly competitive and we expect that competition will continue to increase. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit key engineering talent, execute on new product developments, persuade customers to design-in these new products into their applications, and provide lower-cost versions of existing products. We compete with other semiconductor suppliers that offer standard semiconductors, application-specific standard product and fully customized ICs, including embedded software, chip and board-level products.

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

Product life cycles may vary greatly by product category. For example, many consumer electronic devices have shorter design-in cycles; therefore, our competitors have increasingly frequent opportunities to achieve design wins in next-generation systems. Conversely, this also provides us frequent opportunities to displace competitors in products that have previously not utilized our design. The industrial and automotive markets typically have longer life cycles, which provide continued revenue streams over longer periods of time.

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

Employees

As of March 30, 2013, we had 652 full-time employees, a decrease of 15 employees, or 2 percent, over the end of fiscal year 2012. The decrease was primarily due to the restructuring during the 2013 fiscal year. Of our full-time employees, 62 percent were engaged in research and product development activities, 27 percent in sales, marketing, general and administrative activities, and 11 percent in manufacturing-related activities. Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering, and administrative personnel.

We have never had a work stoppage and none of our employees are represented by collective bargaining agreements. We consider our employee relations to be good.

Forward—Looking Statements

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

We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer, or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business. For the twelve month periods ending March 30, 2013 and March 31, 2012, our ten largest end customers represented approximately 89 percent and 74 percent of our sales, respectively. For the twelve month periods ending March 30, 2013 and March 31, 2012, we had one end customer, Apple Inc., who purchased through multiple contract manufacturers and represented approximately 82 percent and 62 percent of the Company’s total sales, respectively. For the twelve month period ending March 31, 2012, we had one distributor, Avnet Inc., who represented 15 percent of our sales.

We may not be able to maintain or increase sales to certain of our key customers for a variety of reasons, including the following:

¡	most of our customers can stop incorporating our products into their own products with limited notice to us and suffer little or no penalty;

¡	our agreements with our customers typically do not require them to purchase a minimum quantity of our products;

¡	many of our customers have pre-existing or concurrent relationships with our current or potential competitors that may affect the customers’ decisions to purchase our products;

¡	our customers face intense competition from other manufacturers that do not use our products; and

¡

our customers regularly evaluate alternative sources of supply in order to diversify their supplier base, which increases their negotiating leverage with us and their ability to obtain components from alternative sources.

In addition, our dependence on a limited number of key customers may make it easier for key customers to pressure us to reduce the prices of the products we sell to them. We have experienced pricing pressure from certain key customers and we expect that the average selling prices for certain of our products will decline, reducing our revenue, our margins and our earnings.

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

¡	reduced margins;

¡	damage to our reputation;

¡	a material recall and replacement costs for product warranty and support;

¡	payments to our customer related to the recall claims as a result of various industry or business practices, contractual requirements, or in order to maintain good customer relationships;

¡	an adverse impact to our customer relationships by the occurrence of significant defects;

¡	a delay in recognition or loss of revenues, loss of market share, or failure to achieve market acceptance; and

¡	a diversion of the attention of our engineering personnel from our product development efforts.

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

Due to the complex nature of our products, quality and reliability issues may arise after significant volumes of a product have shipped. This could result in damage to our reputation as a high quality supplier; a material recall or significant product warranty costs; a delay in recognition of revenue; loss of customers and market share; lower manufacturing yields; or a diversion of our engineering personnel from our product development efforts.

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

We have entered into joint development agreements, custom product arrangements, and strategic relationships with some of our largest customers. These arrangements subject us to a number of risks, and any failure to execute on any of these arrangements could have a material adverse effect on our business, results of operations, and financial condition.

We have entered into joint development, product collaboration and technology licensing arrangements with some of our largest customers, and we expect to enter into new strategic arrangements of these kinds from time to time in the future. Such arrangements can magnify several risks for us, including loss of control over the development and development timeline of jointly developed products, risks associated with the ownership of the intellectual property that is developed pursuant to those arrangements, and increased risk that our joint development activities may result in products that are not commercially successful or that are not available in a timely fashion. In addition, any third party with whom we enter into a joint development, product collaboration or technology licensing arrangement may fail to commit sufficient resources to the project, change its policies or priorities or abandon or fail to perform its obligations related to the collaboration. In addition, we may from time to time enter into customer product arrangements that provide for exclusivity periods during which we may only sell specified products or technologies to that particular customer. Any failure to timely develop commercially successful products through our joint development activities as a result of any of these and other challenges could have a material adverse effect on our business, results of operations, and financial condition.

We are subject to risks relating to product concentration.

We derive a substantial portion of our revenues from a limited number of products, and we expect these products to represent a large percentage of our revenues in the near term. Customer acceptance of these products is critical to our future success. Our business, operating results, financial condition and cash flows could therefore be adversely affected by:

¡	a decline in demand for any of our more significant products;

¡	a decline in the average selling prices of our more significant products;

¡	failure of our products to achieve continued market acceptance;

¡	competitive products;

¡	new technological standards or changes to existing standards that we are unable to address with our products;

¡	manufacturing or supply issues that prevent us from meeting our customers’ demand for these products;

¡	a failure to release new products or enhanced versions of our existing products on a timely basis; and

¡	the failure of our new products to achieve market acceptance.

Our lack of diversification in our revenue and customer base increases the risk of an investment in our company, and our consolidated financial condition, results of operations, and stock price may deteriorate if we fail to diversify.

Although we continue to invest in and investigate opportunities to diversify our revenue and customer base, our sales, marketing, and development efforts have historically been focused on a limited number of customers and opportunities. Larger companies have the ability to manage their risk by product, market, and customer diversification. However, we lack diversification, in terms of both the nature and scope of our business, which enhances our risk profile. If we cannot diversify our customer and revenue opportunities, our financial condition and results of operations could deteriorate.

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

In addition, a significant portion of our sales and earnings in any quarter depends upon customer orders for our products that we receive and fulfill in that quarter. Because our expense levels are based in part on our expectations as to future revenue and to a large extent are fixed in the short term, we likely will be unable to adjust spending on a timely basis to compensate for any unexpected shortfall in sales or reductions in average selling prices. Accordingly, any significant shortfall of sales in relation to our expectations could hurt our operating results.

Our sales could be materially impacted by the failure of other component suppliers to deliver required parts needed in the final assembly of our customers’ end products.

The products we supply our customers are typically a portion of the many components provided from multiple suppliers in order to complete the final assembly of an end product. If one or more of these other component suppliers are unable to deliver their required component(s) in order for the final end product to be assembled, our customers may delay, or ultimately cancel, their orders from us.

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

We compete in a number of fragmented markets. Our principal competitors in these markets include AKM Semiconductor Inc., Analog Devices Inc., Austriamicrosystems AG, Dialog Semiconductor, Freescale Semiconductor Inc., Integrated Device Technology Inc., iWatt Inc., Infineon Technologies AG, Linear Technologies Corporation, Marvell Technology Group, Ltd., Maxim Integrated Products Inc., NXP Semiconductors N.V., ON Semiconductor Corporation, Power Integrations Inc., Realtek Semiconductor Corporation, ST Microelectronics N.V., Texas Instruments, Inc., and Wolfson Microelectronics plc. Many of these competitors have greater financial, engineering, manufacturing, marketing, technical, distribution, and other resources; broader product lines; broader intellectual property portfolios; and longer relationships with customers. We also expect intensified competition from emerging companies and from customers who develop their own IC products. In addition, some of our current and future competitors maintain their own fabrication facilities, which could benefit them in connection with cost, capacity, and technical issues.

Increased competition could adversely affect our business. We cannot provide assurances that we will be able to compete successfully in the future or that competitive pressures will not adversely affect our financial condition and results of operations. Competitive pressures could reduce market acceptance of our products and result in price reductions and increases in expenses that could adversely affect our business and our financial condition. In particular, we have seen increased pricing pressures in the portable audio market, which will likely impact revenues and gross margins in the future.

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

We do not own or operate a semiconductor fabrication facility and do not have the resources to manufacture the majority of our products internally. We depend upon third parties to manufacture, assemble, package and test the majority of our products. As a result, we are subject to risks associated with these third parties, including:

¡	insufficient capacity available to meet our demand;

¡	inadequate manufacturing yields and excessive costs;

¡	inability of these third parties to obtain an adequate supply of raw materials;

¡	difficulties selecting and integrating new subcontractors;

¡	limited warranties on products supplied to us;

¡	potential increases in prices; and

¡	increased exposure to potential misappropriation of our intellectual property.

Our outside foundries and assembly and test suppliers generally manufacture our products on a purchase order basis, and we have few long-term supply arrangements with these suppliers. Therefore, our third-party manufacturers and suppliers are not obligated to supply us with products for any specific period of time, quantity, or price, except as may be provided in any particular purchase order or in relation to an existing supply agreement. A manufacturing or supply disruption experienced by one or more of our outside suppliers or a disruption of our relationship with an outside foundry could negatively impact the production of certain of our products for a substantial period of time.

In addition, difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of outside foundries can lead to reduced yields of our products. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems may require cooperation between our manufacturer and us. This risk could be compounded by the offshore location of certain of our manufacturers, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems. Manufacturing defects that we do not discover during the manufacturing or testing process may lead to costly product recalls. These risks may lead to increased costs or delayed product delivery, which would harm our profitability and customer relationships.

In some cases, our requirements may represent a small portion of the total production of the third-party suppliers. As a result, we are subject to the risk that a producer will cease production of an older or lower-volume process that it uses to produce our parts. We cannot assure you that our external foundries will continue to devote resources to the production of parts for our products or continue to advance the process design technologies on which the manufacturing of our products are based. Each of these events could increase our costs, lower our gross margin, and cause us to hold more inventories, or materially impact our ability to deliver our products on time.

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

Our products may be subject to average selling prices that decline over time. If we are unable to maintain average selling prices for existing products, increase our volumes, introduce new or enhanced products with higher selling prices, or reduce our costs, our business and operating results could be harmed.

Historically in the semiconductor industry, average selling prices of products have decreased over time. Moreover, our dependence on a limited number of key customers may make it easier for key customers to pressure us to reduce the prices of the products we sell to them. If the average selling price of any of our products decline and we are unable to increase our unit volumes, introduce new or enhanced products with higher margins, and/or reduce manufacturing costs to offset anticipated decreases in the prices of our existing products, our operating results may be adversely affected. In addition, because of procurement lead times, we are limited in our ability to reduce total costs quickly in response to any reductions in prices or sales shortfalls. Because of these factors, we may experience material adverse fluctuations in our future operating results on a quarterly or annual basis.

We may experience difficulties transitioning to advanced manufacturing process technologies, which could materially adversely affect our results.

Our future success depends in part on our ability to transition our current development and production efforts to advanced manufacturing process technologies on circuit geometries of 55 nano-meter and smaller. To the extent that we do not timely transition to smaller geometries, experience difficulties in shifting to smaller geometries, or have significant quality or reliability issues at these smaller geometries, our results could be materially adversely affected.

Costs related to product defects and errata may harm our results of operations and business.

Costs associated with unexpected product defects and errata (deviations from published specifications) due to, for example, unanticipated problems in our design and manufacturing processes, could include:

¡	writing off or reserving the value of inventory of such products;

¡	disposing of products that cannot be fixed;

¡	recalling such products that have been shipped to customers;

¡	providing product replacements for, or modifications to, such products; and

¡	defending against litigation related to such products.

These costs could be substantial and may increase our expenses and lower our margins and profitability. In addition, our reputation with our customers or users of our products could be damaged as a result of such product defects and errata, and the demand for our products could be reduced. The announcement of product defects and/or errata could cause customers to purchase products from our competitors as a result of anticipated shortages of our components or for other reasons. These factors could harm our financial results and the prospects for our business.

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

Our success depends upon our ability to develop new products for new and existing customers, and to introduce these products in a timely and cost-effective manner. New product introductions involve significant investment of resources and potential risks. Delays in new product introductions or less-than-anticipated market acceptance of our new products are possible and would have an adverse effect on our sales and earnings. The development of new products is highly complex and, from time-to-time, we have experienced delays in developing and introducing these new products. Successful product development and introduction depend on a number of factors including, but not limited to:

¡	proper new product definition;

¡	timely completion of design and testing of new products;

¡	assisting our customers with integration of our components into their new products, including providing support from the concept stage through design, launch and production ramp;

¡	successfully developing and implementing the software necessary to integrate our products into our customers’ products;

¡	achievement of acceptable manufacturing yields;

¡	availability of wafer fabrication, assembly, and test capacity; and

¡	market acceptance of our products and the products of our customers.

Both sales and/or margins may be materially affected if new product introductions are delayed, or if our products are not designed into successive generations of new or existing customers’ products. Our failure to develop and introduce new products successfully could harm our business and operating results.

In addition, difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of outside foundries can lead to reduced yields of our products. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems may require cooperation between our manufacturer and us. This risk could be compounded by the offshore location of certain of our manufacturers, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems. Manufacturing defects that we do not discover during the manufacturing or testing process may lead to costly product recalls. These risks may lead to increased costs or delayed product delivery, which would harm our profitability and customer relationships.

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

Factors that could cause fluctuations and materially and adversely affect our net sales, gross margin and/or operating results include, but are not limited to:

¡	the volume and timing of orders received;

¡	changes in the mix of our products sold;

¡	market acceptance of our products and the products of our customers;

¡	excess or obsolete inventory;

¡	pricing pressures from competitors and key customers;

¡	our ability to introduce new products on a timely basis;

¡	the timing and extent of our research and development expenses;

¡	the failure to anticipate changing customer product requirements;

¡	disruption in the supply of wafers, assembly, or test services;

¡	reduction of manufacturing yields;

¡	certain production and other risks associated with using independent manufacturers, assembly houses, and testers; and

¡	product obsolescence, price erosion, competitive developments, and other competitive factors.

We have significant international sales, and risks associated with these sales could harm our operating results.

Export sales, principally to Asia, include sales to U.S-based customers with overseas manufacturing plants or manufacturing sub-contractors. These export sales represented 94 percent, 88 percent, and 82 percent, of our net sales in fiscal years 2013, 2012, and 2011, respectively. We expect export sales to continue to represent a significant portion of product sales. This reliance on international sales subjects us to the risks of conducting business internationally, including risks associated with political and economic instability, global health conditions, currency controls, exchange rate fluctuations and changes in import/export regulations, tariff and freight rates, as well as the risks of natural disaster, especially in Asia. For example, the political or economic instability in a given region may have an adverse impact on the financial position of end users in the region, which could affect future orders and harm our results of operations. Our international sales operations involve a number of other risks including, but not limited to:

¡	unexpected changes in government regulatory requirements;

¡	changes to countries’ banking and credit requirements;

¡	changes in diplomatic and trade relationships;

¡	delays resulting from difficulty in obtaining export licenses for technology;

¡	tariffs and other barriers and restrictions;

¡	competition with non-U.S. companies or other domestic companies entering the non-U.S. markets in which we operate;

¡	longer sales and payment cycles;

¡	problems in collecting accounts receivable; and

¡	the burdens of complying with a variety of non-U.S. laws.

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

In addition to international sales constituting a large portion of our net sales, we maintain international operations, sales, and technical support personnel. International expansion has required, and will continue to require, significant management attention and resources. There are risks inherent in expanding our presence into non-U.S. regions, including, but not limited to:

¡	difficulties in staffing and managing non-U.S. operations;

¡	failure of non-U.S. laws to adequately protect our U.S. intellectual property, patent, trademarks, copyrights, know-how, and other proprietary rights;

¡	global health conditions and potential natural disasters;

¡	political and economic instability in international regions;

¡	international currency controls and exchange rate fluctuations;

¡	vulnerability to terrorist groups targeting American interests abroad; and

¡	legal uncertainty regarding liability and compliance with non-U.S. laws and regulatory requirements.

If we are unable to successfully manage the demands of our international operations, it may have a material adverse effect on our business, financial condition, or results of operations.

We may be adversely impacted by global economic conditions. As a result, our financial results and the market price of our common shares may decline.

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

Our results may be affected by the fluctuation in sales in the consumer entertainment and smartphone markets.

Because we sell products primarily in the consumer entertainment and smartphone markets, we are likely to be affected by seasonality in the sales of our products and the cyclical nature of these markets. Further, a decline in consumer confidence and consumer spending relating to economic conditions, terrorist attacks, armed conflicts, oil prices, global health conditions, natural disasters, and/or the political stability of countries that we operate in or sell into could have a material adverse effect on our business.

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

Any of these events could materially and adversely affect our business, operating results, or financial condition. Policing infringement of our technology is difficult, and litigation may be necessary in the future to enforce our intellectual property rights. Any such litigation could be expensive, take significant time, and divert management’s attention from other business concerns.

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

System security risks, data protection breaches, cyber-attacks and other related cyber security issues could disrupt our internal operations, and any such disruption could increase our expenses, damage our reputation and adversely affect our stock price.

Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our websites, products or otherwise exploit any security vulnerabilities of our websites and products. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions.

We manage and store various proprietary information and sensitive or confidential data relating to our business. In addition, we manage and store a significant amount of proprietary and sensitive confidential information from our customers. Any breach of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business.

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

If we fail to effectively manage our hiring needs and successfully assimilate new talent, our ability to meet development schedules, productivity, employee morale and retention could be impacted, resulting in an adverse effect on our business and operating results.

We continue to experience rapid growth in hiring new employees. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while at the same time not losing key personnel. While managing those risks, we still must sustain the beneficial aspects of our award-winning corporate culture, which we believe fosters innovation, teamwork and mitigates voluntary turnover.

We intend to make substantial investments to expand our engineering, research and development organizations. The challenges of integrating a rapidly growing employee base into our corporate culture are exacerbated by the tight product development schedules for our key customers. Therefore, if we fail to effectively manage our hiring needs and successfully assimilate new talent, our ability to meet development schedules, productivity, employee morale and retention could be impacted, resulting in an adverse effect on our business and operating results.

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

We continue to consider future acquisitions of other companies, or their technologies or products, to improve our market position, broaden our technological capabilities, and expand our product offerings. If we are able to acquire companies, products or technologies that would enhance our business, we could experience difficulties in integrating them. Integrating acquired businesses involves a number of risks, including, but not limited to:

¡	the potential disruption of our ongoing business;

¡	unexpected costs or incurring unknown liabilities;

¡	the diversion of management resources from other strategic and operational issues;

¡	the inability to retain the employees of the acquired businesses;

¡	difficulties relating to integrating the operations and personnel of the acquired businesses;

¡	adverse effects on the existing customer relationships of acquired companies;

¡	the potential incompatibility of the businesses;

¡	adverse effects associated with entering into markets and acquiring technologies in areas in which we have little experience; and

¡	acquired intangible assets becoming impaired as a result of technological advancements, or worse-than-expected performance of the acquired company.

If we are unable to successfully address any of these risks, our business could be harmed.

We are subject to the export control regulations of the U.S. Department of State and the Department of Commerce. A violation of these export control regulations could have a material adverse effect on our business or our results of operations, cash flows, or financial position.

The nature of our international business subjects us to the export control regulations of the U.S. Department of State and the Department of Commerce. If these export control regulations are violated, it could result in monetary penalties and denial of export privileges. The U.S. government is very strict with respect to compliance and has served notice generally that failure to comply with these regulations may subject violators to fines and/or imprisonment. Although we are not aware of any material violation of any export control regulations, a failure to comply with any of the above mentioned regulations could have a material adverse effect on our business.

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

The market price of our common stock fluctuates significantly. This fluctuation has been or may be the result of numerous factors, including, but not limited to:

¡	actual or anticipated fluctuations in our operating results;

¡	announcements concerning our business or those of our competitors, customers, or suppliers;

¡	loss of a significant customer, or customers;

¡	changes in financial estimates by securities analysts or our failure to perform as anticipated by the analysts;

¡

news, commentary, and rumors emanating from the media relating to our customers, the industry, or us. These reports may be unrelated to the actual operating performance of the Company, and in some cases, may be potentially misleading or incorrect;

¡	announcements regarding technological innovations or new products by us or our competitors;

¡	announcements by us of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;

¡	announcements by us of significant divestitures or sale of certain assets or intellectual property;

¡	litigation arising out of a wide variety of matters, including, among others, employment matters and intellectual property matters;

¡	departure of key personnel;

¡	single significant stockholders selling for any reason;

¡	general conditions in the IC industry; and

¡	general market conditions and interest rates.

We have provisions in our Certificate of Incorporation and Bylaws, and are subject to certain provisions of Delaware law, which could prevent, delay or impede a change of control of our company. These provisions could affect the market price of our stock.

Certain provisions of Delaware law and of our Certificate of Incorporation and Bylaws could make it more difficult for a third party to acquire us, even if our stockholders support the acquisition. These provisions include, but are not limited to:

¡	the inability of stockholders to call a special meeting of stockholders;

¡	a prohibition on stockholder action by written consent; and

¡	a requirement that stockholders provide advance notice of any stockholder nominations of directors or any proposal of new business to be considered at any meeting of stockholders.

We are also subject to the anti-takeover laws of Delaware that may prevent, delay or impede a third party from acquiring or merging with us, which may adversely affect the market price of our common stock.

We are subject to the risks of owning real property.

We currently own our U.S. headquarters in Austin, Texas. The ownership of our U.S. headquarters subjects us to the risks of owning real property, which may include:

¡	the possibility of environmental contamination and the costs associated with correcting any environmental problems;

¡	adverse changes in the value of these properties, due to interest rate changes, changes in the neighborhood in which the property is located, or other factors; and

¡	the risk of financial loss in excess of amounts covered by insurance, or uninsured risks, such as the loss caused by damage to the buildings as a result of fire, floods, or other natural disasters.

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.  Properties

As of May 1, 2013, our principal facilities are located in Austin, Texas. In July 2012, we relocated the Company’s corporate headquarters into a new facility, which we own, and consists of approximately 135,000 square feet of office space and is primarily occupied by research and development personnel and testing equipment. In addition, the Company has purchased surrounding properties that consist of approximately 32,000 square feet of space, of which 7,000 square feet is subleased through November 2014. We expect to staff these facilities with a mixture of administrative personnel, research and development personnel, and testing equipment once the current subleases expire and renovations are complete.

Additionally, we have various leased facilities in Austin, TX, consisting of approximately 96,000 square feet. This includes approximately 59,000 square feet of leased space that houses a mixture of administrative personnel as well as research and development personnel. Our failure analysis and reliability facilities occupy the remaining 37,000 square feet of leased space.

The Company closed operations in Tucson, Arizona during fiscal year 2013, which included 28,000 square feet of leased office space which was primarily occupied by engineering personnel. The term of this lease extends through May 2015.

Below is a detailed schedule that identifies our occupied leased and owned property locations as of May 1, 2013, with various lease terms through fiscal year 2015:

Design Centers	Sales Support Offices – USA	Sales Support Offices – International
Austin, Texas	Cupertino, California	Hong Kong, China
Shanghai, China
Shenzhen, China
Tokyo, Japan
Singapore
Seoul, South Korea
Taipei, Taiwan
Buckinghamshire, United Kingdom

See Note 12 - Commitments and Contingencies of the Notes to Consolidated Financial Statements contained in Item 8 for further detail.

ITEM 3.  Legal Proceedings

From time to time, we are involved in legal proceedings concerning matters arising in connection with the conduct of our business activities. We regularly evaluate the status of legal proceedings in which we are involved, to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred and determine if accruals are appropriate. We further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made, if accruals are not appropriate. We intend to vigorously defend ourselves against the allegations made in the legal cases described below.

On June 4, 2012, U.S. Ethernet Innovations, LLC (the “Plaintiff”) filed suit against Cirrus Logic and two other defendants in the U.S. District Court, Eastern District of Texas. The Plaintiff alleges that Cirrus Logic infringed on four U.S. patents relating to Ethernet technology. In its complaint, the Plaintiff indicated that it is seeking unspecified monetary damages, including up to treble damages for willful infringement. We answered the complaint on June 29, 2012, denying the allegations of infringement and seeking a declaratory judgment that the patents in suit were invalid and not infringed. On September 21, 2012, the Plaintiff amended its complaint to allege that we infringed on a fifth patent related to similar technology. We answered the amended complaint on October 8, 2012, again denying the allegations of infringement and seeking a declaratory judgment that the patents in suit were invalid and not infringed.

On February 4, 2013, a purported shareholder filed a class action complaint in the United States District Court for the Southern District of New York against the Company and two of the Company’s executives (the “Securities Case”). Koplyay v. Cirrus Logic, Inc., et al. Civil Action No. 13-CV-0790. The complaint alleges that the defendants violated the federal securities laws by making materially false and misleading statements regarding our business results between July 31, 2012, and October 31, 2012, and seeks unspecified damages along with plaintiff’s costs and expenses, including attorneys’ fees. A second complaint was filed on April 13, 2013, by a different purported shareholder, in the same court, setting forth substantially the same allegations. On April 19, 2013, the court appointed the plaintiff and counsel in the first class action complaint as the lead plaintiff and lead counsel. The lead plaintiff filed an amended complaint on May 1, 2013, including substantially the same allegations as the original complaint.

On April 13, 2013, another purported shareholder filed a shareholder derivative complaint against several of our current officers and directors in the District Court of Travis County, Texas, 53rd Judicial District (the “Derivative Case”). Graham, derivatively on behalf of Cirrus Logic, Inc. v. Rhode, et. al., Cause No. D-1-GN-13-001285. In this complaint, the plaintiff makes allegations similar to those presented in the Securities Case, but the plaintiff asserts various state law causes of action, including claims of breach of fiduciary duty and unjust enrichment. The Company is named solely as a nominal defendant against whom no recovery is sought.

ITEM 4.  Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol CRUS. The following table shows, for the periods indicated, the high and low intra-day sales prices for our common stock.

As of May 24, 2013, there were approximately 622 holders of record of our common stock.

We have not paid cash dividends on our common stock and currently intend to continue a policy of retaining any earnings for reinvestment in our business.

The information under the caption “Equity Compensation Plan Information” in our 2013 Proxy Statement is incorporated herein by reference.

	High	Low
Fiscal year ended March 30, 2013
First quarter	$31.23	$20.28
Second quarter	45.49	24.94
Third quarter	42.00	25.31
Fourth quarter	31.97	22.04
Fiscal year ended March 31, 2012
First quarter	$21.96	$13.13
Second quarter	18.51	12.52
Third quarter	18.35	13.40
Fourth quarter	24.85	15.69

Stock Price Performance Graph

The following graph and table show a comparison of the five-year cumulative total stockholder return, calculated on a dividend reinvestment basis, for Cirrus Logic, the S&P 500 Composite Index (the “S&P 500”), and the Semiconductor Subgroup of the S&P Electronics Index (the “S&P Semiconductors Index”).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Assumes Initial Investment of $100 on March 29, 2008

	3/29/2008	3/28/2009	3/27/2010	3/26/2011	3/31/2012	3/30/2013
Cirrus Logic, Inc.	100.00	60.33	119.00	319.16	358.97	343.14
S&P 500 Index	100.00	63.67	93.00	106.83	117.05	133.40
S&P 500 Semiconductors Index	100.00	74.01	112.53	125.52	144.39	130.52

(1)	The graph assumes that $100 was invested in our common stock and in each index at the market close on March 29, 2008, and that all dividends were reinvested. No cash dividends were declared on our common stock during the periods presented.

(2)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

The information in this Form 10-K appearing under the heading “Stock Price Performance Graph” is being “furnished” pursuant to Item 201(e) of Regulation S-K under the Securities Act of 1933, as amended, and shall not be deemed to be “soliciting material” or “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, other than as provided in Item 201(e) of Regulation S-K, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 6.  Selected Financial Data

The information contained below should be read along with Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 — Financial Statements and Supplementary Data (Amounts in thousands, except per share amounts).

	Fiscal Years
	2013	2012	2011	2010		2009
	(1)	(1)	(1)
Net sales	$809,786	$426,843	$369,571	$220,989	(2)	$174,642
Net income	136,598	87,983	203,503	38,398		3,475
Basic earnings per share	$ 2.12	$1.35	$3.00	$0.59		$0.05
Diluted earnings per share	$2.00	$1.29	$2.82	$0.59		$0.05
Financial position at year end:
Cash, cash equivalents, restricted investments and marketable securities	236,547	184,788	215,055	141,626		120,232
Total assets	$651,347	$544,462	$496,621	$267,610		$207,004
Working capital	351,455	278,602	267,416	142,965		126,908
Long term obligations	10,094	5,620	6,188	7,119		8,328
Total stockholders’ equity	$548,174	$465,857	$438,379	$218,601		$172,928

1)	Refer to the consolidated financial statements and the Notes thereto contained in Item 8 of this Form 10-K for fiscal years 2013, 2012, and 2011 for an expanded discussion of factors that materially affect the comparability of the information reflected in the selected consolidated financial data presented above.

2)	The increase in net sales reflects increases in audio product sales, primarily portable and surround codecs products, partially offset by a $10.0 million decrease in energy product sales.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please read the following discussion in conjunction with our audited historical consolidated financial statements and notes thereto, which are included elsewhere in this Form 10-K. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. Actual results could differ materially because of the factors discussed in Part I, Item 1A. “Risk Factors” of this Form 10-K.

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

We believe the following critical accounting policies involve significant judgments and estimates that are used in the preparation of the consolidated financial statements:

¡

We provide for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company evaluates the ability to realize its deferred tax assets based on all the facts and circumstances, including projections of future taxable income and expiration dates of carryover attributes. We have provided a valuation allowance against a portion of our net U.S. deferred tax assets due to uncertainties regarding its realization.

The calculation of our tax liabilities involves assessing uncertainties with respect to the application of complex tax rules and the potential for future adjustment of our uncertain tax positions by the Internal Revenue Service or other taxing jurisdiction. If our estimates of these taxes are greater or less than actual results, an additional tax benefit or charge will result. See Note 17 — Income Taxes of the Notes to Consolidated Financial Statements contained in Item 8 for additional details.

¡

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

¡

Inventories are recorded at the lower of cost or market, with cost being determined on a first-in, first-out basis. We write down inventories to net realizable value based on forecasted demand, product release schedules, product life cycles, management judgment, and the age of inventory. Actual demand and market conditions may be different from those projected by management, which could have a material effect on our operating results and financial position. See Note 2 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in Item 8.

¡

We evaluate the recoverability of property, plant, and equipment and intangible assets by testing for impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. An impairment loss is recognized in the event the carrying value of these assets exceeds the fair value of the applicable assets. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, which could have a material effect on our operating results and financial position. See Note 6 — Goodwill and Intangibles, net of the Notes to Consolidated Financial Statements contained in Item 8.

¡

Our available-for-sale investments, non-marketable securities and other investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment and actual results may be materially different than our estimate. Marketable securities are evaluated for impairment if the decline in fair value below cost basis is significant and/or has lasted for an extended period of time. Non-marketable securities or other investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. For investments accounted for using the cost method of accounting, we evaluate information (e.g., budgets, business plans, financial statements) in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults, and subsequent rounds of financings at an amount below the cost basis of the investment. This list is not all inclusive and we weigh all quantitative and qualitative factors in determining if an other-than-

temporary decline in value of an investment has occurred. When a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period’s operating results to the extent of the decline. Actual values could be different from those estimated by management, which could have a material effect on our operating results and financial position. See Note 3 — Marketable Securities of the Notes to Consolidated Financial Statements contained in Item 8.

¡

The Company evaluates the collectability of accounts receivable. We maintain allowances for doubtful accounts for estimated losses resulting from the inability or failure of our customers to make required payments. We regularly evaluate our allowance for doubtful accounts based upon the age of the receivable, our ongoing customer relations, as well as any disputes with the customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which could have a material effect on our operating results and financial position. Additionally, we may maintain an allowance for doubtful accounts for estimated losses on receivables from customers with whom we are involved in litigation. See Note 5 — Accounts Receivable, net of the Notes to Consolidated Financial Statements contained in Item 8.

¡

The Company evaluates goodwill and other intangible assets. Goodwill is recorded at the time of an acquisition and is calculated as the difference between the total consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The Company tests goodwill for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. There were no impairments of goodwill in fiscal years 2013, 2012, or 2011.

¡

We are subject to the possibility of loss contingencies for various legal matters. See Note 13 — Legal Matters of the Notes to Consolidated Financial Statements contained in Item 8. We regularly evaluate current information available to us to determine whether any accruals should be made based on the status of the case, the results of the discovery process and other factors. If we ultimately determine that an accrual should be made for a legal matter, this accrual could have a material effect on our operating results and financial position and the ultimate outcome may be materially different than our estimate.

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Intangibles — Goodwill and Other (ASC Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment. With the amendments in this update, an entity has the option to first assess qualitative factors to determine whether it is more likely than not that indefinite-lived assets, other than goodwill, are impaired. If, after the assessment, an entity concludes it is not more likely than not that the asset is impaired, then the entity is not required to assess further. If an entity concludes otherwise, the fair value determination and quantitative impairment test is required, in accordance with Subtopic 350-30. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (ASC Topic 220) —Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. With the amendments in this update, an entity is required to “report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts.” The amendments in this ASU are effective prospectively for reporting periods beginning after December 15,

2012, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Overview

Cirrus Logic develops high-precision analog and mixed-signal ICs for a broad range of audio and energy markets. We track operating results in one reportable segment, but report revenue performance by product line, which currently are audio and energy. In fiscal year 2013, the Company announced that our Board of Directors authorized a share repurchase program of up to $200 million of the Company’s common stock, continued to target growing markets that we were focused on in previous years and developed new winning designs. The Company reported a revenue increase of 90% over the prior fiscal year and an increase in the investment in research and development of $28.4 million.

Fiscal Year 2013

Fiscal year 2013 was a year focused on ramping new custom products and introducing general market portable audio and energy products that we expect to drive revenue growth and customer diversification longer-term. The Company continued to target tier-one customers in growing markets who are able to differentiate their products with our innovative technology, highlighted by the fact that our top ten end customer concentration has increased to 89 percent of sales in the current fiscal year, from 74 percent in fiscal year 2012.

Fiscal year 2013 net sales of $809.8 million represented a 90 percent increase over fiscal year 2012 net sales of $426.8 million. Audio product line sales of $754.8 million in fiscal year 2013 represented a 115 percent increase over fiscal year 2012 sales of $350.7 million, attributable to higher sales of portable audio products. Energy product line sales of $55.0 million in fiscal year 2013 represented a 28 percent decrease from fiscal year 2012 sales of $76.1 million, which was attributable, primarily to the absence of revenue related to the products involved in the Tucson office asset sale, described in Note 7, coupled with decreased sales from our power meter components. Additionally, the restructuring discussed in Note 9 of the consolidated financial statements contributed to this decrease.

In fiscal year 2013, we experienced substantial growth in our revenue and operating profit, significantly expanded our footprint in portable audio, and continued our investments in new LED lighting products.

Overall, gross margin for fiscal year 2013 was 48.8 percent. Decreases in gross margin for fiscal year 2013 were primarily due to inventory write-downs, including scrapped inventory, and unfavorable product mix. The Company achieved net income of $136.6 million in fiscal year 2013, which included an income tax provision in the amount of $64.6 million. Additionally, the Company’s number of employees decreased slightly to 652 in fiscal year 2013, due to the restructuring discussed in Note 9, partially offset by an increase in new hires.

Fiscal Year 2012

Fiscal year 2012 net sales of $426.8 million represented a 15 percent increase over fiscal year 2011 net sales of $369.6 million. Audio product line sales of $350.7 million in fiscal year 2012 represented a 32 percent increase over fiscal year 2011 sales of $264.8 million and were primarily attributable to higher sales of portable audio products. Energy product line sales of $76.1 million in fiscal year 2012 represented a 27 percent decrease from fiscal year 2011 sales of $104.7 million, and were attributable to decreased sales across product lines, primarily in the seismic product line.

In fiscal year 2012, we launched our first LED controller within our energy product line and continued our strategy of targeting growing markets, where we can showcase our expertise in analog and digital signal processing to solve challenging problems.

Overall gross margin of 54.0 percent for fiscal year 2012 represented an approximate 14 percent increase in gross profit over prior years. The Company achieved net income of $88.0 million in fiscal year 2012, which included a benefit for income taxes in the amount of $8.0 million upon realizing net deferred tax assets. Additionally, the Company’s number of employees grew to 667 in the 2012 fiscal year, due to the increased hiring of engineering talent for existing projects.

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

Overall gross margin of 54.7 percent for fiscal year 2011 reflected an increase from fiscal year 2010 margin of 53.7 percent due to enhanced supply chain management and increased sales of higher margin seismic, power meter, and power amplification products.

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

Results of Operations

The following table summarizes the results of our operations for each of the past three fiscal years as a percentage of net sales. All percentage amounts were calculated using the underlying data, in thousands:

	Fiscal Years Ended
	March 30, 2013	March 31, 2012	March 26, 2011
Net sales	100%	100%	100%
Gross Margin	49%	54%	55%
Research and development	14%	20%	17%
Selling, general and administrative	10%	15%	16%
Patent agreement, net	0%	0%	-1%
Restructuring and other costs, net	0%	0%	0%
Gain on sale of asset	0%	0%	0%

Income from operations	25%	19%	23%

Interest income	0%	0%	0%
Other income (expense), net	0%	0%	0%

Income before income taxes	25%	19%	23%
Provision (benefit) for income taxes	8%	-2%	-32%

Net income	17%	21%	55%

Net Sales

We report sales in two product categories: audio products and energy products. Our sales by product line are as follows (in thousands):

	Fiscal Years Ended
	March 30, 2013	March 31, 2012	March 26, 2011
Audio Products	$754,769	$350,743	$264,840
Energy Products	55,017	76,100	104,731

	$809,786	$426,843	$369,571

Net sales for fiscal year 2013 increased 90 percent, to $809.8 million from $426.8 million in fiscal year 2012. The increase in net sales reflects a $404.0 million increase in audio product sales, partially offset by a $21.1 million decrease in energy product sales. The audio products group experienced growth primarily from the sales of portable audio products, while the decline in energy product group sales was attributable primarily to the absence of revenue related to the products involved in the Tucson office asset sale, described in Note 7, coupled with decreased sales from our power meter components.

Net sales for fiscal year 2012 increased 15 percent, to $426.8 million from $369.6 million in fiscal year 2011. The increase in net sales reflects an $85.9 million increase in audio product sales, offset by a $28.6 million decrease in energy product sales. The audio products group experienced growth primarily from the sales of portable products, while the decline in energy product group sales was attributable to decreased sales across product lines, primarily in the seismic product line.

Export sales, principally to Asia, including sales to U.S.-based customers that manufacture products at plants overseas, were approximately $764.9 million in fiscal year 2013, $376.6 million in fiscal year 2012, and $302.7 million in fiscal year 2011. Export sales to customers located in Asia were 91 percent, 79 percent, and 70 percent of net sales in fiscal years 2013, 2012, and 2011, respectively. All other export sales represented 3 percent, 9 percent, and 12 percent of net sales in fiscal years 2013, 2012, and 2011, respectively.

Our sales are denominated primarily in U.S. dollars. During fiscal years 2013, 2012, and 2011, we did not enter into any foreign currency hedging contracts.

Gross Margin

Overall gross margin of 48.8 percent for fiscal year 2013 reflects a decrease from fiscal year 2012 gross margin of 54.0 percent, primarily due to inventory write-downs in the 2013 fiscal year and unfavorable product mix. Fiscal year 2013 sales of product written down in prior periods contributed less than $0.1 million to gross margin compared to approximately $1.8 million, or 0.4 percent, in fiscal year 2012. In total, excess and obsolete inventory charges, including scrapped inventory, increased by $25.5 million from fiscal year 2012 and resulted in a decrease of gross margin of 3.1 percent. The $25.5 million increase in excess and obsolete inventory charges was primarily attributable to a charge due to a decreased customer forecast for orders of a high volume product.

Overall gross margin of 54.0 percent for fiscal year 2012 reflects a decrease from fiscal year 2011 gross margin of 54.7 percent, primarily due to energy product line decreases, and in particular, the decreased sales of seismic products. This decrease was offset by a 3 percent increase in margins in the audio product lines, primarily portable products. Fiscal year 2012 sales of product written down in prior periods contributed approximately $1.8 million, or 0.4 percent, compared to approximately $1.5 million, or 0.4 percent, in fiscal year 2011. In total, excess and obsolete inventory charges, including scrapped inventory, decreased by $5.2 million from fiscal year 2011 and resulted in an increase of gross margin of 1.2 percent. The $5.2 million decrease in excess and obsolete inventory charges was primarily attributable to a charge of approximately $4.2 million in the fourth quarter of fiscal year 2011. Additionally, in fiscal year 2012, gross margin was negatively affected 0.5 percent as a result of a production issue.

Research and Development Expenses

Fiscal year 2013 research and development expenses of $114.1 million reflect an increase of $28.4 million, or 33 percent, from fiscal year 2012. The variance was primarily due to a 13 percent increase in research and development headcount and associated salary expenses as well as increased product development costs. Also, in the 2013 fiscal year, depreciation increased as well as expenses related to investments in more CAD software.

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

Selling, General and Administrative Expenses

Fiscal year 2013 selling, general and administrative expenses of $77.0 million reflect an increase of $11.8 million, or 18 percent, compared to fiscal year 2012. The $11.8 million increase was primarily attributable to an increase in employee-related expenses, including bonuses and stock-based compensation, as well as increased external professional services, despite a decrease in headcount of 14 percent.

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

Patent Agreement, Net

On July 13, 2010, we entered into a Patent Purchase Agreement for the sale of certain Company-owned patents. As a result of this agreement, on August 31, 2010, the Company received cash consideration of $4.0 million from the purchaser. The proceeds were recorded as a recovery of costs previously incurred and are reflected as a separate line item on the consolidated statement of comprehensive income in operating expenses under the caption “Patent agreement, net.”

Interest Income

Interest income in fiscal years 2013, 2012, and 2011, was $0.4 million, $0.5 million, and $0.9 million, respectively. The decreases in interest income in fiscal years 2013 and 2012, were attributable to lower yields on invested capital.

Expense (Benefit) for Income Taxes

We recorded income tax expense of $64.6 million in fiscal year 2013 on a pre-tax income of $201.2 million, yielding an effective tax provision rate of 32.1 percent. Our effective tax rate was lower than the U.S. statutory rate of 35 percent, primarily as a result of federal research and development credits that were recorded during the year due to the retroactive extension of the credit by the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013. Our effective tax rate was also lowered slightly by the release of $2.6 million of valuation allowance that had been placed on our federal capital loss carryforward.

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

We evaluate our ability to realize our deferred tax assets on a quarterly basis. The deferred tax assets that we have recognized result from a more likely than not assessment that these assets will be realized.

Outlook

Our long term goal is to achieve 20 percent operating profit as well as to achieve 15 percent average year over year revenue growth. Due to increased pricing pressures in the smartphone market, we expect our gross margins to be in the mid-40 percent range in the latter half of the upcoming calendar year. For the upcoming fiscal year, we expect our revenue to be impacted due to a decline in our average selling prices in certain audio products.

Liquidity and Capital Resources

In fiscal year 2013, our net cash provided by operating activities was $160.8 million. The positive cash flow from operating activities was predominantly due to the cash components of our net income, partially offset by a $76.1 million reduction in working capital, primarily due to an increase in inventory and accounts receivable as our business grew. In fiscal year 2012, our net cash provided by operating activities was $83.2 million. The positive cash flow from operating activities was predominantly due to the cash components of our net income, partially offset by a $16.8 million reduction in working capital. In fiscal year 2011, our net cash provided by operating activities was $86.9 million. The positive cash flow from operating activities was predominantly due to the cash components of our net income, which were partially offset by a $12.8 million reduction in working capital.

In fiscal year 2013, we used approximately $84.8 million in cash for investing activities, principally due to the net purchases of marketable securities of $51.5 million and $52.9 million in capital expenditures, partially offset by $22.2 million in proceeds from the sale of assets associated with the Company’s Apex business in Tucson, Arizona. In fiscal year 2012, we generated approximately $18.4 million in cash from investing activities, principally due to the net proceeds from the sale of marketable securities, partially offset by $42 million in capital expenditures and investments in technology. In fiscal year 2011, we used approximately $74.2 million in cash from investing activities, principally due to the net purchase of $52.7 million in marketable securities. In addition, during fiscal year 2011, we invested $20.1 million in property, equipment, and capitalized software, primarily attributable to the purchase of land for our new corporate headquarters in the amount of $10.8 million, coupled with $2.4 million in headquarters construction costs. During fiscal year 2011, we also incurred $1.5 million for investments in technology.

During fiscal years 2013, 2012, and 2011, we generated $12.0 million, $4.1 million, and $31.0 million, respectively, in cash from financing activities related to the receipt of cash from common stock issuances as a result of the exercises of employee stock options. In fiscal year 2013, the Company utilized approximately $86.1 million in cash to repurchase and retire portions of its outstanding common stock as part of the $200 million stock repurchase program announced in the third quarter of fiscal year 2013. In fiscal year 2012, the Company utilized approximately $76.8 million in cash to repurchase and retire portions of its outstanding common stock as part of the $80 million stock repurchase program that began in fiscal year 2011. In fiscal year 2011, we completed a $20 million stock repurchase program and started the $80 million stock repurchase program that was completed in fiscal year 2013.

On April 19, 2012, the Company entered into a credit agreement providing for a $100 million revolving credit facility with a $15 million letter of credit sublimit. The credit facility expired on April 19, 2013, and the Company chose not to renew the agreement. Through April 19, 2013, we had not drawn against the revolving line of credit. See “Revolving Credit Facility” below for additional details regarding this facility.

The Company completed construction of our new headquarters facility in Austin, Texas in the third quarter of fiscal year 2013. Through March 30, 2013, total facility construction costs and the costs related to furniture, fixtures, and equipment to fully move our headquarters employees into this new facility was approximately $58.3 million, which included $10.8 million in land acquisition costs. We have funded the costs related to this project with cash flows from operations. The Company intends to expand operations in the upcoming fiscal year and acquire or build additional facilities in Austin. We anticipate future costs related to the expansion to range from $15 million to $20 million.

Although we cannot provide assurances to our stockholders that we will be able to generate sufficient cash in the future, we anticipate that our existing capital resources and cash flow generated from future operations will enable us to maintain our current level of operations for at least the next 12 months.

Revolving Credit Facility

The Company maintained a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent and Issuing Lender, Barclays Bank, as Syndication Agent, Wells Fargo Securities, LLC and Barclays Capital, as Joint Lead Arrangers and Co-Book Managers, and the lenders referred to therein (the “Lenders”). The aggregate borrowing limit under the unsecured revolving credit facility was $100 million with a $15 million letter of credit sublimit and was intended to provide the Company with short-term borrowings for working capital and other general corporate purposes. At March 30, 2013, the Company has no borrowings against this facility.

The Credit Agreement contained customary affirmative covenants, including, among others, covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the Credit Agreement contains customary negative covenants limiting the ability of the Company or any Subsidiary Guarantors to, among other things, incur debt, grant liens, make investments, effect certain fundamental changes, make certain asset dispositions, make certain restricted payments, enter into certain transactions with Affiliates and permit aggregate Capital Expenditures to exceed $90.0 million on a rolling four-quarter basis. The facility also contained certain negative financial covenants providing that (a) the ratio of Consolidated funded indebtedness to Consolidated EBITDA for the prior four consecutive quarters must not be greater than 1.75 to 1.00 and (b) the ratio of Consolidated EBITDA for the prior four consecutive quarters to Consolidated interest expense for the prior four consecutive quarters must not be less than 3.50 to 1.00. The Company was in compliance with these covenants at March 30, 2013. Additionally, there were no borrowings under the facility during fiscal year 2013. The credit facility expired on April 19, 2013 and was not renewed.

For additional details see Note 8 — Revolving Line of Credit.

Off Balance Sheet Arrangements

As of March 30, 2013, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

In our business activities, we incur certain commitments to make future payments under contracts such as purchase orders, operating leases and other long-term contracts. Maturities under these contracts are set forth in the following table as of March 30, 2013:

	Payment due by period (in thousands)
	< 1 year	1 – 3 years	3 – 5 years	> 5 years	Total
Facilities leases, net	$2,862	$5,114	$2,751	$69	$10,796
Equipment leases	11	7	—	—	18
Wafer purchase commitments	31,010	—	—	—	31,010
Assembly purchase commitments	2,283	—	—	—	2,283
Outside test purchase commitments	1,090	—	—	—	1,090
Other purchase commitments	—	—	—	—	—

Total	$37,256	$5,121	$2,751	$69	$45,197

Certain of our operating lease obligations include escalation clauses. These escalating payment requirements are reflected in the table.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks associated with interest rates on our debt securities, currency movements on non-U.S. dollar denominated assets and liabilities, and the effect of market factors on the value of our marketable equity securities. We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. All of the potential changes noted below are based on sensitivity analyses as of March 30, 2013. Actual results may differ materially.

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

To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio. At March 30, 2013, an immediate one percent, or 100 basis points, increase or decrease in interest rates could result in a $1.8 million fluctuation in our annual interest income. However, our investment portfolio holdings as of March 30, 2013, yielded less than 100 basis points, which reduces our downside interest rate risk to the amount of interest income recognized in fiscal year 2013, or $0.4 million. At March 31, 2012, an immediate one percent, or 100 basis points, increase or decrease in interest rates could result in a $0.6 million fluctuation in our annual interest income. However, our investment portfolio holdings as of March 31, 2012, yielded less than 100 basis points, which reduces our downside interest rate risk to the amount of interest income recognized in fiscal year 2012, or $0.5 million. At March 26, 2011, an immediate one percent, or 100 basis points, increase or decrease in interest rates could result in a $1.8 million fluctuation in our annual interest income. However, our investment portfolio holdings as of March 26, 2011, yielded less than 100 basis points, which reduces our downside interest rate risk to the amount of interest income recognized in fiscal year 2011, or $0.9 million. For all of these fiscal years, the risks associated with fluctuating interest rates were limited to our annual interest income and not the underlying principal as we generally have the ability to hold debt related investments to maturity. The amounts disclosed in this paragraph are based on a 100 basis point fluctuation in interest rates applied to the average cash balance for that fiscal year.

Foreign Currency Exchange Risk

Our revenue and spending is transacted primarily in U.S. dollars; however, in fiscal years 2013, 2012, and 2011, we entered into routine transactions in other currencies to fund the operating needs of our design, technical support, and sales offices outside of the U.S. As of March 30, 2013 and March 31, 2012, a ten percent change in the value of the related currencies would not have a material impact on our results of operations and financial position. During fiscal years 2013, 2012, and 2011, we did not enter into any foreign currency hedging contracts.

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

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Cirrus Logic, Inc.

We have audited the accompanying consolidated balance sheets of Cirrus Logic, Inc. (the Company) as of March 30, 2013 and March 31, 2012, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended March 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cirrus Logic, Inc. at March 30, 2013 and March 31, 2012, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended March 30, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cirrus Logic, Inc.’s internal control over financial reporting as of March 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 29, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

May 29, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Cirrus Logic, Inc.

We have audited Cirrus Logic, Inc.’s (the Company) internal control over financial reporting as of March 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cirrus Logic, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cirrus Logic, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cirrus Logic, Inc. as of March 30, 2013 and March 31, 2012, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended March 30, 2013 of Cirrus Logic, Inc. and our report dated May 29, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

May 29, 2013

CIRRUS LOGIC, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 30, 2013	March 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$66,402	$65,997
Marketable securities	105,235	115,877
Accounts receivable, net	69,289	44,153
Inventories	119,300	55,915
Deferred tax assets	64,937	53,137
Other current assets	19,371	16,508

Total current assets	444,534	351,587
Long-term marketable securities	64,910	2,914
Property and equipment, net	100,623	66,978
Goodwill and intangibles, net	10,677	24,268
Deferred tax assets	16,671	89,071
Software license agreement	8,060	—
Other assets	5,872	9,644

Total assets	$651,347	$544,462

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$60,827	$38,108
Accrued salaries and benefits	16,592	13,634
Deferred income	4,956	7,228
Supplier agreement	—	5,000
Other accrued liabilities	10,704	9,015

Total current liabilities	93,079	72,985
Long-term liabilities	10,094	5,620
Stockholders’ equity:
Preferred Stock, 5.0 million shares authorized but unissued	—	—
Common stock, $0.001 par value, 280,000 shares authorized, 63,291 shares and 64,394 shares issued and outstanding at March 30, 2013 and March 31, 2012, respectively	63	64
Additional paid-in capital	1,041,771	1,008,164
Accumulated deficit	(492,741)	(541,609)
Accumulated other comprehensive loss	(919)	(762)

Total stockholders’ equity	548,174	465,857

Total liabilities and stockholders’ equity	$651,347	$544,462

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Fiscal Years Ended
	March 30, 2013	March 31, 2012	March 26, 2011
Net sales	$809,786	$426,843	$369,571
Cost of sales	414,595	196,402	167,576

Gross margin	395,191	230,441	201,995

Operating expenses
Research and development	114,071	85,697	63,934
Selling, general and administrative	76,998	65,208	58,734
Patent agreement, net	—	—	(4,000)
Restructuring and other, net	3,292	—	—

Total operating expenses	194,361	150,905	118,668

Income from operations	200,830	79,536	83,327
Interest income, net	440	517	860
Other income (expense), net	(80)	(70)	27

Income before income taxes	201,190	79,983	84,214
Provision (benefit) for income taxes	64,592	(8,000)	(119,289)

Net income	136,598	87,983	203,503

Change in unrealized gain (loss) on marketable securities	(157)	(8)	(105)

Comprehensive income	$136,441	$87,975	$203,398

Basic earnings per share	$2.12	$1.35	$3.00
Diluted earnings per share	$2.00	$1.29	$2.82
Basic weighted average common shares outstanding	64,580	64,934	67,857
Diluted weighted average common shares outstanding	68,454	68,063	72,103

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended
	March 30, 2013	March 31, 2012	March 26, 2011
Cash flows from operating activities:
Net income	$136,598	$87,983	$203,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,562	9,972	8,145
Stock compensation expense	21,495	12,178	8,141
Deferred income taxes	60,600	(10,154)	(120,045)
(Gain) loss on retirement or write-off of long-lived assets	—	23	(24)
Excess tax benefit related to the exercise of employee stock options	(106)	—	—
Other non-cash charges	4,792	—	—
Net change in operating assets and liabilities:
Accounts receivable, net	(25,232)	(5,055)	(15,135)
Inventories	(67,606)	(15,418)	(5,101)
Other assets	134	(9,783)	(1,158)
Accounts payable	22,423	10,469	7,299
Accrued salaries and benefits	3,260	1,232	2,440
Deferred income	(2,272)	384	356
Income taxes payable	263	(130)	(80)
Other accrued liabilities	(7,087)	1,494	(1,401)

Net cash provided by operating activities	160,824	83,195	86,940

Cash flows from investing activities:
Proceeds from sale of available for sale marketable securities	127,336	181,282	202,753
Purchases of available for sale marketable securities	(178,847)	(127,852)	(255,426)
Purchases of property, equipment and software	(52,902)	(35,948)	(20,060)
Proceeds from sale of assets	22,220	—	—
Investments in technology	(3,009)	(6,604)	(1,527)
Decrease in restricted investments	—	5,786	69
Decrease (increase) in deposits and other assets	402	1,773	(58)

Net cash (used in) provided by investing activities	(84,800)	18,437	(74,249)

Cash flows from financing activities:
Repurchase and retirement of common stock	(86,059)	(76,782)	(22,766)
Issuance of common stock, net of issuance costs	12,008	4,108	31,005
Repurchase of stock to satisfy employee tax withholding obligations	(1,674)	—	—
Excess tax benefit related to the exercise of employee stock options	106	—	—

Net cash (used in) provided by financing activities	(75,619)	(72,674)	8,239

Net increase in cash and cash equivalents	405	28,958	20,930
Cash and cash equivalents at beginning of period	65,997	37,039	16,109

Cash and cash equivalents at end of period	$66,402	$65,997	$37,039

Supplemental disclosures of cash flow information
Cash payments during the year for:
Income taxes	$5,125	$2,268	$784

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated Other Comprehensive Loss
			Additional Paid-In Capital
	Common Stock			Accumulated Deficit
	Shares	Amount				Total
Balance, March 27, 2010	65,653	$66	$952,737	$(733,553)	$(649)	$218,601
Components of comprehensive income:
Net income	—	—	—	203,503	—	203,503
Change in unrealized gain on marketable securities	—	—	—	—	(105)	(105)
Issuance of stock under stock option plans and other	4,770	5	31,000	—	—	31,005
Repurchase and retirement of common stock	(1,759)	(2)	—	(22,764)	—	(22,766)
Amortization of deferred stock compensation	—	—	8,141	—	—	8,141

Balance, March 26, 2011	68,664	69	991,878	(552,814)	(754)	438,379
Components of comprehensive income:
Net income	—	—	—	87,983	—	87,983
Change in unrealized gain on marketable securities	—	—	—	—	(8)	(8)
Issuance of stock under stock option plans and other	642	—	4,108	—	—	4,108
Repurchase and retirement of common stock	(4,912)	(5)	—	(76,778)	—	(76,783)
Amortization of deferred stock compensation	—	—	12,178	—	—	12,178

Balance, March 31, 2012	64,394	64	1,008,164	(541,609)	(762)	465,857
Components of comprehensive income:
Net income	—	—	—	136,598	—	136,598
Change in unrealized gain on marketable securities	—	—	—	—	(157)	(157)
Issuance of stock under stock option plans and other	2,025	2	12,006	—	—	12,008
Repurchase and retirement of common stock	(3,128)	(3)	—	(87,730)	—	(87,733)
Amortization of deferred stock compensation	—	—	21,495	—	—	21,495
Stock compensation expense	—	—	106	—	—	106

Balance, March 30, 2013	63,291	63	1,041,771	(492,741)	(919)	548,174

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Description of Business

Cirrus Logic, Inc. (“Cirrus Logic,” “We,” “Us,” “Our,” or the “Company”) develops high-precision, analog and mixed-signal integrated circuits (“ICs”) for a broad range of consumer and industrial markets. Building on our diverse analog mixed-signal patent portfolio, Cirrus Logic delivers highly optimized products for consumer and professional audio, automotive entertainment, and targeted industrial applications including energy control, energy management, light emitting diode (“LED”) and energy exploration.

We were incorporated in California in 1984, became a public company in 1989, and were reincorporated in the State of Delaware in February 1999. Our primary facility housing engineering, sales and marketing, and administration functions is located in Austin, Texas. In addition, we have sales locations internationally and throughout the United States. Specifically, we serve customers from international sales offices in Europe and Asia, including the People’s Republic of China, Hong Kong, South Korea, Japan, Singapore, Taiwan, and the United Kingdom. Our common stock, which has been publicly traded since 1989, is listed on the NASDAQ Global Select Market under the symbol CRUS.

Basis of Presentation

We prepare financial statements on a 52-or 53-week year that ends on the last Saturday in March. Fiscal years 2011 and 2013 were 52-week years, whereas fiscal year 2012 was a 53-week year.

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

Marketable Securities

We determine the appropriate classification of marketable securities at the time of purchase and reevaluate this designation as of each balance sheet date. We classify these securities as either held-to-maturity, trading, or available-for-sale. As of March 30, 2013 and March 31, 2012, all marketable securities and restricted investments were classified as available-for-sale securities. The Company classifies its investments as “available for sale” because it expects to possibly sell some securities prior to maturity. The Company’s investments are subject to market risk, primarily interest rate and credit risk. The Company’s investments are managed by an outside professional manager within investment guidelines set by the Company. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting the Company’s investments to high quality debt instruments with relatively short-term maturities. The fair value of investments is determined using observable or quoted market prices for those securities.

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

Inventories were comprised of the following (in thousands):

	March 30, 2013	March 31, 2012
Work in process	$34,169	$30,921
Finished goods	85,131	24,994

	$119,300	$55,915

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

Property, plant and equipment was comprised of the following (in thousands):

	March 30, 2013	March 31, 2012
Land	$23,778	$14,059
Buildings	38,257	8,351
Furniture and fixtures	9,677	4,320
Leasehold improvements	1,091	6,765
Machinery and equipment	51,080	37,481
Capitalized software	24,671	23,459
Construction in progress	2,528	28,497

Total property, plant and equipment	151,082	122,932
Less: Accumulated depreciation and amortization	(50,459)	(55,954)

Property, plant and equipment, net	$100,623	$66,978

The increase in the land and buildings balances in fiscal year 2013 was primarily attributable to the construction of the new headquarters facility, which was placed in service during fiscal year 2013, and the purchase of surrounding properties during fiscal year 2013. Depreciation and amortization expense on property, plant, and equipment for fiscal years 2013, 2012, and 2011 was $10.2 million, $6.3 million, and $4.8 million, respectively.

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

Goodwill is recorded at the time of an acquisition and is calculated as the difference between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) a significant slowdown in the worldwide economy and the semiconductor industry, or (iv) any failure to meet the performance projections included in our forecasts of future operating results. The Company tests goodwill and indefinite lived intangibles for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. There are no impairments of goodwill or intangibles in 2013, 2012, and 2011.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to material concentrations of credit risk consist primarily of cash equivalents, marketable securities, long-term marketable securities, and trade accounts receivable. We are exposed to credit risk to the extent of the amounts recorded on the balance sheet. By policy, our cash equivalents, marketable securities, and long-term marketable securities are subject to certain nationally recognized credit standards, issuer concentrations, sovereign risk, and marketability or liquidity considerations.

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

For fiscal year 2013, we had three contract manufacturers, Futaihua Industrial, Hongfujin Precision and Protek, who represented 21 percent, 36 percent, and 16 percent of our consolidated gross accounts receivable, respectively. In fiscal year 2012, we had two contract manufacturers, Futaihua Industrial and Hongfujin Precision, who represented 28 percent and 14 percent, respectively, of our consolidated gross accounts receivable. No other distributor or customer had receivable balances that represented more than 10 percent of consolidated gross accounts receivable as of the end of fiscal year 2013 or 2012.

Since the components we produce are largely proprietary and generally not available from second sources, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, from a distributor, or through a third party manufacturer contracted to produce their end product. For fiscal years 2013, 2012, and 2011, our ten largest end customers represented approximately 89 percent, 74 percent, and 62 percent of our sales, respectively. For fiscal years 2013, 2012, and 2011, we had one end customer, Apple Inc., who purchased through multiple contract manufacturers and represented approximately 82 percent, 62 percent, and 47 percent of the Company’s total sales, respectively. Further, we had one distributor, Avnet, Inc., that represented 15 percent, and 24 percent of our sales for fiscal years 2012, and 2011, respectively. No other customer or distributor represented more than 10 percent of net sales in fiscal years 2013, 2012, or 2011.

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

Shipping Costs

Our shipping and handling costs are included in cost of sales for all periods presented in the Consolidated Statements of Comprehensive Income.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $1.5 million, $1.8 million, and $1.3 million, in fiscal years 2013, 2012, and 2011, respectively.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the grant-date fair value of the awards and is recognized as an expense, on a ratable basis, over the vesting period, which is generally between zero and four years. Determining the amount of stock-based compensation to be recorded requires the Company to develop estimates used in calculating the grant-date fair value of stock options. The Company calculates the grant-date fair value for stock options using the Black-Scholes valuation model. The use of valuation models requires the Company to make estimates of assumptions such as expected volatility, expected term, risk-free interest rate, expected dividend yield, and forfeiture rates. The grant-date fair value of restricted stock units is the market value at grant date multiplied by the number of units.

Income Taxes

We provide for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company evaluates the ability to realize its deferred tax assets based on all the facts and circumstances, including projections of future taxable income and expiration dates of carryover attributes on a quarterly basis. We have provided a valuation allowance against a portion of our net U.S. deferred tax assets due to uncertainties regarding its realization. The calculation of our tax liabilities involves assessing uncertainties with respect to the application of complex tax rules and the potential for future adjustment of our uncertain tax positions by the Internal Revenue Service or other taxing jurisdiction. We recognize liabilities for uncertain tax positions based on the two-step process. The first step requires us to determine if the weight of available evidence indicates that the tax position has met the threshold for recognition; therefore, we must evaluate whether it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step requires us to measure the tax benefit of the tax position taken, or expected to be taken, in an income tax return as the largest amount that is more than 50 percent likely of being realized upon ultimate settlement. We reevaluate the uncertain tax positions each quarter based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, expirations of statutes of limitation, effectively settled issues under audit, and new audit activity. If our estimates of these taxes are greater or less than actual results, an additional tax benefit or charge will result.

Although we believe the measurement of our liabilities for uncertain tax positions is reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals. If additional taxes are assessed as a result of an audit or litigation, it could have a material effect on our income tax provision and net income in the period or periods for which that determination is made. We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues which may require an extended period of time to resolve and could result in additional assessments of income tax. We believe adequate provisions for income taxes have been made for all periods.

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

The following table details the calculation of basic and diluted earnings per share for fiscal years 2013, 2012, and 2011 (in thousands, except per share amounts):

	2013	2012	2011
Numerator:
Net income	$136,598	$87,983	$203,503
Denominator:
Weighted average shares outstanding	64,580	64,934	67,857
Effect of dilutive securities	3,874	3,129	4,246

Weighted average diluted shares	68,454	68,063	72,103

Basic earnings per share	$2.12	$1.35	$3.00
Diluted earnings per share	$2.00	$1.29	$2.82

The weighted outstanding options excluded from our diluted calculation for the years ended March 30, 2013, March 31, 2012, and March 26, 2011, were 453,000, 1,052,000, and 615,000, respectively, as the exercise price exceeded the average market price during the period.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss is comprised of foreign currency translation adjustments from prior years when we had subsidiaries whose functional currency was not the U.S. Dollar, as well as unrealized gains and losses on investments classified as available-for-sale. See Note 16 — Accumulated Other Comprehensive loss for additional discussion.

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Intangibles — Goodwill and Other (ASC Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment. With the amendments in this update, an entity has the option to first assess qualitative factors to determine whether it is more likely than not that indefinite-lived assets, other than goodwill, are impaired. If, after the assessment, an entity concludes it is not more likely than not that the asset is impaired, then the entity is not required to assess further. If an entity concludes otherwise, the fair value determination and quantitative impairment test is required, in accordance with Subtopic 350-30. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (ASC Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. With the amendments in this update, an entity is required to “report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts.” The amendments in this ASU are effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. We began complying with this ASU, as defined, in fiscal year 2013 and the adoption of this ASU currently does not, and is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

3.	Marketable Securities

The Company’s investments that have original maturities greater than 90 days have been classified as available-for-sale securities in accordance with U.S. GAAP. Marketable securities are categorized on the consolidated balance sheet as marketable securities, as appropriate.

The following table is a summary of available-for-sale securities (in thousands):

As of March 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$94,798	$2	$(133)	$94,667
U.S. Treasury securities	34,380	4	(3)	34,381
Agency discount notes	1,027	—	—	1,027
Commercial paper	40,089	9	(28)	40,070

Total securities	$170,294	$15	$(164)	$170,145

The Company’s specifically identified gross unrealized losses of $164 thousand relates to 43 different securities with a total amortized cost of approximately $124.1 million at March 30, 2013. Because the Company does not intend to sell the investments at a loss and the Company will not be required to sell the investments before recovery of its amortized cost basis, it did not consider the investment in these securities to be other-than-temporarily impaired at March 30, 2013. Further, the securities with gross unrealized losses had been in a continuous unrealized loss position for less than 12 months as of March 30, 2013.

As of March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$48,011	$33	$(19)	$48,025
U.S. Treasury securities	30,264	1	(4)	30,261
Agency discount notes	16,789	8	(1)	16,796
Commercial paper	23,719	5	(15)	23,709

Total securities	$118,783	$47	$(39)	$118,791

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

The cost and estimated fair value of available-for-sale investments by contractual maturity were as follows:

	March 30, 2013		March 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$105,290	$105,235	$115,871	$115,876
After 1 year	65,004	64,910	2,912	2,915

Total	$170,294	$170,145	$118,783	$118,791

4.	Fair Value of Financial Instruments

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

¡	Level 1 — Quoted prices in active markets for identical assets or liabilities.

¡

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

¡	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s investment portfolio assets consist of corporate debt securities, money market funds, U.S. Treasury securities, obligations of U.S. government-sponsored enterprises, and commercial paper, and are reflected on our consolidated balance sheet under the headings cash and cash equivalents, marketable securities, and long-term marketable securities. The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.

As of March 30, 2013 and March 31, 2012, the Company classified all investment portfolio assets as Level 1 or Level 2 assets. The Company has no Level 3 assets. There were no transfers between Level 1, Level 2, or Level 3 measurements for the years ending March 30, 2013 and March 31, 2012.

The fair value of our financial assets at March 30, 2013, was determined using the following inputs (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Cash equivalents
Money market funds	$54,762	$—	$—	$54,762
Commercial paper	—	1,500	—	1,500

	$54,762	$1,500	$—	$56,262
Available-for-sale securities
Corporate debt securities	$—	$94,667	$—	$94,667
U.S. Treasury securities	34,381	—	—	34,381
Agency discount notes	—	1,027	—	1,027
Commercial paper	—	40,070	—	40,070

	$34,381	$135,764	$—	$170,145

The fair value of our financial assets at March 31, 2012, was determined using the following inputs (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Cash equivalents
Money market funds	$40,557	$—	$—	$40,557
Commercial paper	—	15,952	—	15,952
Corporate debt securities	—	1,112	—	1,112

	$40,557	$17,064	$—	$57,621
Available-for-sale securities
Corporate debt securities	$—	$48,025	$—	$48,025
U.S. Treasury securities	30,261	—	—	30,261
Agency discount notes	—	16,796	—	16,796
Commercial paper	—	23,709	—	23,709

	$30,261	$88,530	$—	$118,791

5.	Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	March 30, 2013	March 31, 2012
Gross accounts receivable	$69,590	$44,524
Allowance for doubtful accounts	(301)	(371)

Accounts receivable, net	$69,289	$44,153

The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Balance, March 27, 2010	$(488)
Bad debt expense, net of recoveries	67

Balance, March 26, 2011	(421)
Bad debt expense, net of recoveries	50

Balance, March 31, 2012	(371)
Bad debt expense, net of recoveries	70

Balance, March 30, 2013	(301)

6.	Goodwill and Intangibles, net

The goodwill balance included on the Consolidated Balance Sheets under the caption “Goodwill and intangibles, net” is $6.0 million at March 30, 2013 and March 31, 2012.

The following information details the gross carrying amount and accumulated amortization of our intangible assets (in thousands):

	March 30, 2013		March 31, 2012
Intangible Category (Weighted-Average Amortization period (years))	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Core technology (a)	$1,390	$(1,390)	$1,390	$(1,390)
License agreement (a)	440	(440)	440	(440)
Existing technology (10.1)	5,566	(3,802)	17,235	(7,318)
Trademarks (a)(b)	320	(320)	2,758	(320)
Non-compete agreements (b)	—	—	398	(258)
Customer relationships (b)	—	—	4,682	(1,515)
Technology licenses (3.2)	16,303	(13,417)	14,187	(11,608)

Total	$24,019	$(19,369)	$41,090	$(22,849)

(a)	Intangible assets are fully amortized.
(b)	Intangible assets existing at March 31, 2012 were fully or partially removed as part of the asset sale discussed in Note 7.

Amortization expense for all intangibles in fiscal years 2013, 2012, and 2011 was $3.4 million, $3.7 million, and $3.3 million, respectively. The following table details the estimated aggregate amortization expense for all intangibles owned as of March 30, 2013, for each of the five succeeding fiscal years (in thousands):

For the year ended March 29, 2014	$2,602
For the year ended March 28, 2015	$1,809
For the year ended March 26, 2016	$218
For the year ended March 25, 2017	$21
For the year ended March 31, 2018	$—

7.    Asset Sale

The Company entered into an agreement to sell certain assets associated with Apex Precision Power (“Apex”) products in Tucson, Arizona for $26.1 million. On August 17, 2012, the Company closed the transaction under this agreement. After closing the transaction, the Company maintained a high voltage / high power IC design team in Tucson. See Note 9 for information regarding the subsequent closure and relocation of the Tucson design center. The Company received $22.2 million in cash and has recorded a long-term note receivable for $3.9 million to be paid in its entirety by August 17, 2014. The gain recorded on the sale was $0.2 million and is included on the Consolidated Statement of Comprehensive Income under the caption, “Restructuring and other, net”.

8.    Revolving Line of Credit

The Company maintained a revolving credit agreement (“Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and issuing lender, Barclays Bank, as syndication agent, Wells Fargo Securities, LLC and Barclays Capital, as joint lead arrangers and co-book managers. The aggregate borrowing limit under the unsecured revolving credit facility was $100 million with a $15 million letter of credit sublimit and was intended to provide the Company with short-term borrowings for working capital and other general corporate purposes. The interest rate payable was, at the Company’s election, (i) a base rate plus the applicable margin, where the base rate is determined by reference to the highest of 1) the prime rate publicly announced by the administrative agent, 2) the Federal Funds Rate plus 0.50%, and 3) LIBOR for a one month period plus the difference between the applicable margin for LIBOR rate loans and the applicable margin for base rate loans, or (ii) the LIBOR rate plus the applicable margin that varies according to the leverage ratio of the borrower. Certain representations and warranties were required under the Credit Agreement, and the Company must have been in compliance with specified financial covenants, including (i) the requirement that the Company maintain a ratio of consolidated funded indebtedness to consolidated EBITDA of not greater than 1.75 to 1.0, computed in accordance with the terms of the Credit Agreement, and (ii) a minimum ratio of consolidated EBITDA to consolidated interest expense of not less than 3.50 to 1.0. At March 30, 2013, the Company was in compliance with these covenants.

At March 30, 2013, the Company had no outstanding amounts under the facility. Additionally, there were no borrowings under the facility during fiscal year 2013. The credit facility expired on April 19, 2013 and was not renewed.

9.    Restructuring Costs

On November 6, 2012, the Company committed to a plan to close its Tucson, Arizona design center and move those operations, including development efforts related to motor control technology, to the Company’s headquarters in Austin, Texas. This restructuring eliminated approximately 25 employees in Tucson, Arizona, or 4% of the Company’s total workforce, as well as relocated to Austin, Texas approximately 20 positions, which are primarily research and development positions. As of December 29, 2012, the closure was materially completed.

The Company incurred a one-time charge for relocation, severance-related items and facility-related costs to operating expenses totaling $3.5 million in the third quarter of fiscal year 2013. This charge, along with asset sale activities described in Note 7, are presented as a separate line item on the consolidated statement of comprehensive income in operating expenses under the caption “Restructuring and other, net,” which was and will be paid through calendar year 2015. The charge included $1.1 million in relocation and related costs and $2.4 million in facility related costs and other related charges.

Of the $3.5 million expense incurred, approximately $2.0 million has been paid, and consisted of severance and relocation-related costs of approximately $0.9 million, an asset impairment charge of approximately $1.0 million, and facility-related costs of approximately $0.1 million. As of March 30, 2013, we have a remaining restructuring accrual of $1.5 million, included in “Other accrued liabilities” on the consolidated balance sheet.

10.    Employee Benefit Plans

We have a 401(k) Profit Sharing Plan (the “401(k) Plan”) covering all of our qualifying domestic employees. Under the 401(k) Plan, employees may elect to contribute any percentage of their annual compensation up to the annual IRS limitations. We match 50 percent of the first 6 percent of the employees’ annual contribution to the plan. We made matching employee contributions of $1.5 million, $1.3 million, and $1.0 million during fiscal years 2013, 2012, and 2011, respectively.

11.    Equity Compensation

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

The following table summarizes the activity in total shares available for grant (in thousands):

Shares Available for Grant
Balance, March 27, 2010	9,930
Plans terminated	(300)
Granted	(1,927)
Forfeited	472

Balance, March 26, 2011	8,175
Plans terminated	(34)
Granted	(2,049)
Forfeited	165

Balance, March 31, 2012	6,257
Plans terminated	—
Granted	(1,600)
Forfeited	468

Balance, March 30, 2013	5,125

Stock Compensation Expense

The following table summarizes the effects of stock-based compensation on cost of goods sold, research and development, sales, general and administrative, pre-tax income, and net income after taxes for options granted under the Company’s equity incentive plans (in thousands, except per share amounts):

	Fiscal Years Ended
	March 30, 2013	March 31, 2012	March 26, 2011
Cost of sales	$751	$398	$243
Research and development	10,549	5,590	2,641
Sales, general and administrative	10,195	6,190	5,257

Effect on pre-tax income	21,495	12,178	8,141
Income Tax Benefit	(106)	—	—

Total share-based compensation expense (net of taxes)	21,389	12,178	8,141

Share-based compensation effects on basic earnings per share	$0.33	$0.19	$0.12
Share-based compensation effects on diluted earnings per share	0.32	0.18	0.11
Share-based compensation effects on operating activities cash flow	21,389	12,178	8,141
Share-based compensation effects on financing activities cash flow	106	—	—

The total share based compensation expense included in the table above and which is attributable to restricted stock awards and restricted stock units was $16.3 million, $6.3 million, and $1.1 million for fiscal years 2013, 2012, and 2011, respectively.

As of March 30, 2013, there was $39.7 million of compensation costs related to non-vested stock options, restricted stock awards, and restricted stock units granted under the Company’s equity incentive plans not yet recognized in the Company’s financial statements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 0.96 years for stock options, 1.27 years for restricted stock awards, and 1.57 years for restricted stock units.

Stock Option Awards

We estimated the fair value of each stock option grant on the date of grant using the Black-Scholes option-pricing model using a dividend yield of zero and the following additional assumptions:

	Year Ended
	March 30, 2013(a)	March 31, 2012	March 26, 2011
Expected stock price volatility	63.42%	59.25 - 66.11%	52.03 - 67.11%
Risk-free interest rate	0.31%	0.27 - 1.43%	1.19 - 2.06%
Expected term (in years)	2.46	2.32 - 3.82	3.83 - 4.34

(a)	Actual assumptions at time of share issuance used.

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

Using the Black-Scholes option valuation model, the weighted average estimated fair values of employee stock options granted in fiscal years 2013, 2012, and 2011, were $20.43, $7.58, and $9.61, respectively.

During fiscal year 2013, 2012, and 2011, we received a net $12.0 million, $4.1 million, and $31.0 million, respectively, from the exercise of 1.7 million, 0.6 million and 4.7 million, respectively, stock options granted under the Company’s stock Plan.

The total intrinsic value of stock options exercised during fiscal year 2013, 2012, and 2011, was $48.6 million, $7.6 million, and $50.4 million, respectively. Intrinsic value represents the difference between the market value of the Company’s common stock at the time of exercise and the strike price of the stock option.

As of March 30, 2013, approximately 9.4 million shares of common stock were reserved for issuance under the stock option Plan.

Additional information with respect to stock option activity is as follows (in thousands, except per share amounts):

	Outstanding Options
	Number	Weighted Average Exercise Price
Balance, March 27, 2010	10,379	$6.74
Options granted	977	16.75
Options exercised	(4,718)	6.57
Options forfeited	(153)	5.90
Options expired	(304)	23.68

Balance, March 26, 2011	6,181	$7.63
Options granted	450	15.63
Options exercised	(593)	6.88
Options forfeited	(67)	7.70
Options expired	(67)	15.68

Balance, March 31, 2012	5,904	$8.23
Options granted	264	37.22
Options exercised	(1,746)	6.88
Options forfeited	(144)	12.52
Options expired	—	20.25

Balance, March 30, 2013	4,278	$10.42

Additional information with regards to outstanding options that are vesting, expected to vest, or exercisable as of March 30, 2013 is as follows (in thousands, except years and per share amounts):

	Number of Options	Weighted Average Exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Vested and expected to vest	4,196	$10.15	6.07	$56,376
Exercisable	3,217	$7.76	5.51	$48,228

In accordance with U.S. GAAP, stock options outstanding that are expected to vest are presented net of estimated future option forfeitures, which are estimated as compensation costs are recognized. Options with a fair value of $4.8 million, $6.3 million, and $6.0 million, became vested during fiscal years 2013, 2012, and 2011, respectively.

The following table summarizes information regarding outstanding and exercisable options as of March 30, 2013 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.59 - $5.25	764	4.78	$5.05	754	$5.05
$5.49 - $5.53	58	6.39	5.50	44	5.50
$5.55 - $5.55	1,217	6.48	5.55	961	5.55
$5.66 - $7.87	891	4.10	7.05	873	7.05
$8.06 - $16.25	874	7.72	15.18	434	14.90
$16.28 - $38.99	474	8.11	29.79	151	19.60

	4,278	6.11	$10.42	3,217	$7.76

As of March 30, 2013 and March 31, 2012, the number of options exercisable was 3.2 million and 3.8 million, respectively.

Restricted Stock Awards

The Company periodically grants restricted stock awards (“RSA’s”) to select employees. The grant date for these awards is equal to the measurement date and the awards are valued as of the measurement date and amortized over the requisite vesting period, which is no more than four years. Each full value award, including RSA’s, reduces the total shares available for grant under the Plan at a rate of 1.5 shares per RSA granted. As of March 30, 2013, approximately 0.1 million shares attributable to RSA awards were reserved for issuance under the Plan. A summary of the activity for RSA’s in fiscal year 2013, 2012, and 2011 is presented below (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value (per share)	Aggregate Intrinsic value(1)
March 27, 2010	49	$6.20
Granted	5	17.28
Vested	(7)	7.35	134
Forfeited	(2)	7.35

March 26, 2011	45	7.21
Granted	49	15.31
Vested	(54)	14.57	826
Forfeited	—	—

March 31, 2012	40	7.19
Granted	27	28.24
Vested	(62)	15.45	1,657
Forfeited	—	—

March 30, 2013	5	$17.28

(1)	Represents the value of Cirrus stock on the date that the restricted stock vested.

The weighted average remaining recognition period for RSA’s outstanding as of March 30, 2013 was 1.27 years. RSA’s with a fair value of $951 thousand, $637 thousand, and $37 thousand became vested during fiscal years 2013, 2012, and 2011, respectively.

Restricted Stock Units

Commencing in fiscal year 2011, the Company began granting restricted stock units (“RSU’s”) to select employees. These awards are valued as of the grant date and amortized over the requisite vesting period. Generally, RSU’s vest 100 percent on the first to third anniversary of the grant date depending on the vesting specifications. Each full value award, including RSU’s, reduces the total shares available for grant under the 2006 option plan at a rate of 1.5 shares per RSU granted. As of March 30, 2013, approximately 3.2 million shares attributable to RSU awards were reserved for issuance under the Plan, which includes the additional shares associated with this full value award multiplier. A summary of the activity for RSU’s in fiscal year 2013, 2012, and 2011 is presented below (in thousands, except year and per share amounts):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (years)
March 27, 2010	—	$—
Granted	628	16.41
Vested	—	—
Forfeited	(8)	16.25

March 26, 2011	620	16.41	2.54
Granted	1,017	16.59
Vested	—	—
Forfeited	(21)	16.04

March 31, 2012	1,616	16.52	1.94
Granted	864	37.26
Vested	(193)	20.56
Forfeited	(216)	21.46

March 30, 2013	2,071	$23.66	1.57

Additional information with regards to outstanding restricted stock units that are vesting or expected to vest as of March 30, 2013, is as follows (in thousands, except year and per share amounts):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (years)
Vested and expected to vest	1,888	$23.66	1.53

RSU’s outstanding that are expected to vest are presented net of estimated future forfeitures, which are estimated as compensation costs are recognized. RSU’s with a fair value of $3.8 million became vested during fiscal year 2013. No RSU’s became vested during fiscal year 2012 or 2011. In fiscal year 2013, the Company required employees with vested RSU’s the option to cash settle or net settle, removing the option to sell all. As a result, the Company repurchases a portion of the shares at fair value, and uses the cash on behalf of the employee to satisfy the tax withholding requirements. In fiscal year 2013, the vesting of RSU’s reduced the authorized and unissued share balance by approximately 0.2 million, while the net released, outstanding share balance increased by approximately 0.1 million shares and resulted in the $1.7 million payment and subsequent retirement of these shares out of the Plan.

12.    Commitments and Contingencies

Facilities and Equipment Under Operating Lease Agreements

With the exception of our corporate headquarters and select surrounding properties, we lease our facilities and certain equipment under operating lease agreements, some of which have renewal options. Certain of these arrangements provide for lease payment increases based upon future fair market rates. As of May 1, 2013, our principal facilities are located in Austin, Texas.

The Company closed operations in Tucson, Arizona during fiscal year 2013, which included 28,000 square feet of leased office space which was primarily occupied by engineering personnel. The term of this lease extends through May 2015.

The aggregate minimum future rental commitments under all operating leases, net of sublease income, for the following fiscal years are (in thousands):

	Facilities	Subleases	Net Facilities Commitments	Equipment Commitments	Total Commitments
2014	$2,974	$112	$2,862	$11	$2,873
2015	2,919	76	2,843	5	2,848
2016	2,271	—	2,271	2	2,273
2017	2,208	—	2,208	0	2,208
2018	543	—	543	—	543
Thereafter	69	—	69	—	69

Total minimum lease payment	$10,984	$188	$10,796	$18	$10,814

Total rent expense was approximately $3.2 million, $4.7 million, and $4.6 million, for fiscal years 2013, 2012, and 2011, respectively. Sublease rental income was $0.1 million, $0.4 million, $1.1 million, for fiscal years 2013, 2012, and 2011, respectively.

Wafer, Assembly and Test Purchase Commitments

We rely primarily on third-party foundries for our wafer manufacturing needs. As of March 30, 2013, we had agreements with multiple foundries for the manufacture of wafers. On December 22, 2011, the Company entered into a $10 million Capacity Investment and Loading Agreement with STATS ChipPAC Ltd (Supplier Agreement) in order to secure assembly and test capacity for certain products. An initial $5 million payment was made on January 24, 2012, with the remaining $5 million paid July 2, 2012, after certain capacity expansion commitments had been achieved by STATS ChipPAC. This liability was recorded on the consolidated balance sheet as of March 31, 2012, under the caption “Supplier Agreement”. As part of the agreement, we are eligible to receive rebates on our purchases up to the full amount of the specified $10 million in the Supplier Agreement upon our meeting certain purchase volume milestones. Based on our current projections, we expect to receive the full amount of our $10 million payments back in rebates during the term of the agreement. We have utilized $4.3 million during fiscal year 2013 related to the agreement. Other than the previously mentioned agreement, our foundry agreements do not have volume purchase commitments or “take or pay” clauses and provide for purchase commitments based on purchase orders. Cancellation fees or other charges may apply and are generally dependent upon whether wafers have been started or the stage of the manufacturing process at which the notice of cancellation is given. As of March 30, 2013, we had foundry commitments of $31.0 million.

In addition to our wafer supply arrangements, we contract with third-party assembly vendors to package the wafer die into finished products. Assembly vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry. We had non-cancelable assembly purchase orders with numerous vendors totaling $2.3 million at March 30, 2013.

Test vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry. Our total non-cancelable commitment for outside test services as of March 30, 2013 was $1.1 million.

Other open purchase orders as of March 30, 2013 are insignificant in nature.

13.     Legal Matters

From time to time, we are involved in legal proceedings concerning matters arising in connection with the conduct of our business activities. We regularly evaluate the status of legal proceedings in which we are involved, to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred and determine if accruals are appropriate. We further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made, if accruals are not appropriate. We intend to vigorously defend ourselves against the allegations made in the legal cases described below.

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

On June 4, 2012, U.S. Ethernet Innovations, LLC (the “Plaintiff”) filed suit against Cirrus Logic and two other defendants in the U.S. District Court, Eastern District of Texas. The Plaintiff alleges that Cirrus Logic infringed four U.S. patents relating to Ethernet technology. In its complaint, the Plaintiff indicated that it is seeking unspecified monetary damages, including up to treble damages for willful infringement. We answered the complaint on June 29, 2012, denying the allegations of infringement and seeking a declaratory judgment that the patents in suit were invalid and not infringed. On September 21, 2012, the Plaintiff amended its complaint to allege that we infringed on a fifth patent related to similar technology. We answered the amended complaint on October 8, 2012, again denying the allegations of infringement and seeking a declaratory judgment that the patents in suit were invalid and not infringed.

On February 4, 2013, a purported shareholder filed a class action complaint in the United States District Court for the Southern District of New York against the Company and two of the Company’s executives (the “Securities Case”). Koplyay v. Cirrus Logic, Inc., et al. Civil Action No. 13-CV-0790. The complaint alleges that the defendants violated the federal securities laws by making materially false and misleading statements regarding our business results between July 31, 2012, and October 31, 2012, and seeks unspecified damages along with plaintiff’s costs and expenses, including attorneys’ fees. A second complaint was filed on April 13, 2013, by a different purported shareholder, in the same court, setting forth substantially the same allegations. On April 19, 2013, the court appointed the plaintiff and counsel in the first class action complaint as the lead plaintiff and lead counsel. The lead plaintiff filed an amended complaint on May 1, 2013, including substantially the same allegations as the original complaint.

On April 13, 2013, another purported shareholder filed a shareholder derivative complaint against several of our current officers and directors in the District Court of Travis County, Texas, 53rd Judicial District (the “Derivative Case”). Graham, derivatively on behalf of Cirrus Logic, Inc. v. Rhode, et. al., Cause No. D-1-GN-13-001285. In this complaint, the plaintiff makes allegations similar to those presented in the Securities Case, but the plaintiff asserts various state law causes of action, including claims of breach of fiduciary duty and unjust enrichment. The Company is named solely as a nominal defendant against whom no recovery is sought.

14.     Patent Agreement, Net

On July 13, 2010, we entered into a patent purchase agreement for the sale of certain Company owned patents. As a result of this agreement, on August 31, 2010, the Company received cash consideration of $4.0 million from the purchaser. The proceeds were recorded during fiscal year 2011 as a recovery of costs previously incurred and are reflected as a separate line item on the Consolidated Statements of Comprehensive Income in operating expenses under the caption “Patent agreement, net.”

15.     Stockholders’ Equity

Share Repurchase Program

On November 4, 2010, we announced that our Board of Directors authorized an $80 million share repurchase program. As of March 31, 2012, the Company had repurchased 5.1 million shares at a cost of $79.5 million, or an average cost of $15.51 per share. During the third quarter of the current fiscal year, the Company completed this stock repurchase program and repurchased the remaining outstanding shares in conjunction with the new share repurchase program, announced below. There are no outstanding remaining available repurchase obligations under this plan. All repurchased common stock shares were retired.

On November 20, 2012, we announced that our Board of Directors authorized a share repurchase program of up to $200 million of the Company’s common stock. The Company repurchased 3.0 million shares of its common stock for $86.1 million (including the remaining $0.5 million available under the 2010 plan discussed above) during fiscal year 2013, at an average cost of $28.59 per share, leaving approximately $114.4 million available for repurchase under this plan as of March 30, 2013. All of these shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of March 30, 2013.

Preferred Stock

We have 5.0 million shares of Preferred Stock authorized. As of March 30, 2013 we have not issued any of the authorized shares.

16.     Accumulated Other Comprehensive Loss

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

The following table summarizes the changes in the components of accumulated other comprehensive loss, net of tax (in thousands):

	Foreign Currency	Unrealized Gains (Losses) on Securities	Total
Balance, March 26, 2011	$(770)	$16	$(754)
Current period activity	—	(8)	(8)

Balance, March 31, 2012	(770)	8	(762)
Current period activity	—	(157)	(157)

Balance, March 30, 2013	$(770)	$(149)	$(919)

17.    Income Taxes

Income before income taxes consisted of (in thousands):

	Year Ended
	March 30, 2013	March 31, 2012	March 26, 2011
United States	$200,124	$79,425	$83,569
Non-U.S.	1,066	558	645

	$201,190	$79,983	$84,214

The provision (benefit) for income taxes consists of (in thousands):

	Year Ended
	March 30, 2013	March 31, 2012	March 26, 2011
Current:
Federal	$3,537	$1,322	$163
State	323	518	312
Non-U.S.	243	261	204

Total current tax provision	$4,103	$2,101	$679

Deferred:
U.S.	60,506	(10,102)	(120,057)
Non-U.S.	(17)	1	89

Total deferred tax provision (benefit)	60,489	(10,101)	(119,968)

Total tax provision (benefit)	$64,592	$(8,000)	$(119,289)

The effective income tax rates differ from the rates computed by applying the statutory federal rate to pretax income as follows (in percentages):

	Year Ended
	March 30, 2013	March 31, 2012	March 26, 2011
Expected income tax provision at the U.S. federal statutory rate	35.0	35.0	35.0
Valuation allowance changes affecting the provision of income taxes	(1.3)	(46.7)	(178.6)
Foreign taxes at different rates	(0.1)	—	0.1
R&D credit	(2.1)	—	—
Stock compensation	0.1	1.0	(0.1)
Nondeductible expenses	0.3	0.1	1.1
Other	0.2	0.6	0.9

Provision (benefit) for income taxes	32.1	(10.0)	(141.6)

Significant components of our deferred tax assets and liabilities as of March 30, 2013 and March 31, 20121 are (in thousands):

	March 30, 2013	March 31, 2012
Deferred tax assets:
Inventory valuation	$12,065	$3,240
Accrued expenses and allowances	5,077	3,656
Net operating loss carryforwards	28,162	105,220
Research and development tax credit carryforwards	37,054	36,032
State tax credit carryforwards	237	244
Capitalized research and development	6,601	9,779
Other	21,505	18,747

Total deferred tax assets	$110,701	$176,918
Valuation allowance for deferred tax assets	(23,232)	(29,075)

Net deferred tax assets	$87,469	$147,843

Deferred tax liabilities:
Depreciation and amortization	$5,238	$287
Acquisition intangibles	623	5,348

Total deferred tax liabilities	$5,861	$5,635

Total net deferred tax assets	$81,608	$142,208

These net deferred tax assets have been categorized on the Consolidated Balance Sheets as of March 30, 2013 and March 31, 2012 as follows:

	March 30, 2013	March 31, 2012
Current deferred tax assets	$64,937	$53,137
Long-term deferred tax assets	16,671	89,071

Total net deferred tax assets	$81,608	$142,208

The current and long-term deferred tax assets are disclosed separately under their respective captions on the consolidated balance sheets.

The valuation allowance decreased by $5.8 million in fiscal year 2013 and $39.3 million in fiscal year 2012. During fiscal year 2013, the valuation allowance that the Company had maintained on its capital loss carryforward was released due to the capital gain income generated by the sale of assets associated with the Company’s Apex products. The Company maintained its valuation allowance on various state net operating losses and credits due to the likelihood that they will expire or go unutilized because the Company no longer has a significant apportionment in the jurisdiction in which the attribute was created. The decrease in the fiscal year 2012 allowance was the result of a release of the valuation allowance on Federal net operating losses, research credits and other Federal deductions due to an expectation that forecasted income as of the end of fiscal year 2012 would be sufficient to utilize these deferred tax assets. With regard to the remaining deferred tax assets, Management believes that the Company’s results from future operations will generate sufficient taxable income such that it is more likely than not that these deferred tax assets will be realized.

At March 30, 2013, we had federal net operating loss carryforwards of $177.1 million. Of that amount, $20.9 million related to companies we acquired during fiscal year 2002 and are, therefore, subject to certain limitations under Section 382 of the Internal Revenue Code. Because the Company has elected the “with and without” method for purposes of tracking its excess stock deductions, the amount of federal net operating loss included in deferred tax assets is $56.8 million, which yields a tax effected deferred tax asset of $19.9 million. The Company had $120.3 million of excess stock deductions which are not included in deferred tax assets. The tax benefit from these deductions will increase additional paid-in capital when they are deemed realized under the “with and without” method. We had net operating losses in various states that total $101.6 million. The federal net operating loss carryforwards expire in fiscal years 2019 through 2033. The state net operating loss carryforwards expire in fiscal years 2014 through 2029. We also have non-U.S. net operating losses of $2.0 million, which do not expire.

There are federal research and development credit carryforwards of $22.5 million that expire in fiscal years 2014 through 2033. There are $14.5 million of state research and development credits. Of that amount, $2.8 million will expire in fiscal years 2022 through 2027. The remaining $11.7 million of state research and development credits are not subject to expiration. The American Taxpayer Relief Act of 2012 (the “Act”) was enacted on January 2, 2013. The Act retroactively reinstates the federal research and development credit from January 1, 2012 through December 31, 2013. As a result of the retroactive extension of the R&D credit, we recognized a $4.2 million benefit to tax expense during fiscal year 2013, a portion of which related to qualified research expenditures that were incurred during the last quarter of fiscal year 2012.

We have approximately $228 thousand of cumulative undistributed earnings in certain non-U.S. subsidiaries. We have not recognized a deferred tax liability on these undistributed earnings because the Company currently intends to reinvest these earnings in operations outside the U.S. The unrecognized deferred tax liability on these earnings is approximately $81 thousand.

We record unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at March 31, 2012	$—
Additions based on tax positions related to the current year	—
Reductions for tax positions of prior years	—
Settlements	—
Reductions related to expirations of statutes of limitation	—

Balance at March 30, 2013	$—

The Company does not believe that its unrecognized tax benefits will significantly increase or decrease during the next 12 months.

We accrue interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. We did not record any interest or penalties during fiscal year 2013 or 2012.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Fiscal years 2010 through 2013 remain open to examination by the major taxing jurisdictions to which we are subject.

18.     Segment Information

We determine our operating segments in accordance with FASB guidelines. Our Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker under these guidelines.

The Company operates and tracks its results in one reportable segment, but reports revenue performance in two product lines, which currently are audio and energy. Our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources, rather than detailed information at a product line level. Additionally, our product lines have similar characteristics and customers. They share operations support functions such as sales, public relations, supply chain management, various research and development and engineering support, in addition to the general and administrative functions of human resources, legal, finance and information technology. Therefore, there is no complete, discrete financial information maintained for these product lines. Revenue from our product lines are as follows (in thousands):

	Fiscal Years Ended
	March 30, 2013	March 31, 2012	March 26, 2011
Audio Products	$754,769	$350,743	$264,840
Energy Products	55,017	76,100	104,731

	$809,786	$426,843	$369,571

Geographic Area

The following illustrates sales by geographic locations based on the sales office location (in thousands):

	Fiscal Years Ended
	March 30, 2013	March 31, 2012	March 26, 2011
United States	$38,670	$50,230	$66,701
United Kingdom	19,211	23,927	27,398
China	700,051	294,143	205,775
Hong Kong	8,590	8,671	9,216
Japan	9,299	15,196	16,902
South Korea	8,975	9,781	12,413
Taiwan	11,694	10,662	13,073
Other Asia	10,387	13,063	16,012
Other non-U.S. countries	2,909	1,170	2,081

Total consolidated sales	$809,786	$426,843	$369,571

The following illustrates property, plant and equipment, net, by geographic locations, based on physical location (in thousands):

	Fiscal Years Ended
	March 30, 2013	March 31, 2012
United States	$100,343	$66,530
United Kingdom	23	20
China	137	158
Hong Kong	5	3
Japan	25	167
South Korea	6	6
Taiwan	70	83
Other Asia	14	11

Total consolidated property, plant and equipment, net	$100,623	$66,978

19.     Quarterly Results (Unaudited)

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

The unaudited quarterly statement of operations data for each quarter of fiscal years 2013 and 2012 were as follows (in thousands, except per share data):

	Fiscal Year 2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$99,006	$193,774	$310,133	$206,873
Gross margin	53,440	100,087	158,050	83,614
Net income	6,927	35,449	67,862	26,360
Basic income per share	$0.11	$0.55	$1.04	$0.41
Diluted income per share	0.10	0.51	0.99	0.39

	Fiscal Year 2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
				(1)
Net sales	$92,242	$101,602	$122,368	$110,631
Gross margin	47,709	54,355	66,030	62,347
Net income	9,178	11,247	16,731	50,827
Basic income per share	$0.14	$0.17	$0.26	$0.79
Diluted income per share	0.13	0.17	0.25	0.75

(1)	The $39.5 million tax benefit recorded in the fourth quarter of 2012 favorably impacted net income, as a result of a $37.3 million release in valuation allowance on deferred tax assets.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon the evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 30, 2013 at the reasonable assurance level.

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

Based on its assessment of internal control over financial reporting, management has concluded that our internal control over financial reporting was effective as of March 30, 2013, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting as of March 30, 2013, included in Item 8 of this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.  Directors , Executive Officers and Corporate Governance

The information set forth in the proxy statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on July 30, 2013 (the “Proxy Statement”) under the headings Corporate Governance — Board Meetings and Committees, Corporate Governance — Audit Committee, Proposals to be Voted on — Proposal No. 1 — Election of Directors, Summary of Executive Compensation, and Section 16(a) Beneficial Ownership Reporting Compliance is incorporated herein by reference.

ITEM 11.  Executive Compensation

The information set forth in the Proxy Statement under the headings Director Compensation Arrangements, Compensation Discussion and Analysis, Compensation Committee Report, and Proposals to be Voted on — Proposal No. 3 — Advisory Vote to Approve Named Executive Officer Compensation and Proposal No. 4 — Approval of Executive Section 162(m) Plan are incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in the Proxy Statement under the headings Equity Compensation Plan Information and Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The information set forth in the Proxy Statement under the headings Certain Relationships and Related Transactions and Corporate Governance is incorporated herein by reference.

ITEM 14.  Principal Accountant Fees and Services

The information set forth in the Proxy Statement under the headings Audit and Non-Audit Fees and Services and Proposal No. 2 - Ratification of Appointment of Independent Registered Public Accounting Firm is incorporated herein by reference.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.	Consolidated Financial Statements

¡	Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm.

¡	Consolidated Balance Sheets as of March 30, 2013, and March 31, 2012.

¡	Consolidated Statements of Comprehensive Income for the fiscal years ended March 30, 2013, March 31, 2012, and March 26, 2011.

¡	Consolidated Statements of Cash Flows for the fiscal years ended March 30, 2013, March 31, 2012, and March 26, 2011.

¡	Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 30, 2013, March 31, 2012, and March 26, 2011.

¡	Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

3.	Exhibits

The following exhibits are filed as part of or incorporated by reference into this Report:

3.1	Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (1)
3.2	Amended and Restated Bylaws of Registrant. (2)
10.1+	Cirrus Logic, Inc. 1996 Stock Plan, as amended and restated as of December 4, 2007. (3)
10.2+	2002 Stock Option Plan, as amended. (4)

10.3+	Cirrus Logic, Inc. 2006 Stock Incentive Plan. (5)
10.4+	Form of Stock Option Agreement for options granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (13)
10.5+	Form of Notice of Grant of Stock Option for options granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan (5)
10.6+	Form of Stock Option Agreement for Outside Directors under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (6)
10.7+	Form of Restricted Stock Award Agreement under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (7)
10.8+	Form of Restricted Stock Unit Agreement for U.S. Employees under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (13)
10.9+	Form of Notice of Grant of Restricted Stock Units granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (13)
10.10+	2007 Executive Severance and Change of Control Plan, effective as of October 1, 2007. (8)
10.11*	2007 Management and Key Individual Contributor Incentive Plan, as amended on May 28, 2013.
10.12	Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant, dated November 10, 2000, for 197,000 square feet located at 2901 Via Fortuna, Austin, Texas. (1)
10.13	Amendment No. 1 to Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant dated November 10, 2000. (10)
10.14	Amendment No. 2 to Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant dated November 10, 2000. (4)
10.15	Amendment No. 3 to Lease Agreement by and between Desta Five Partnership, Ltd. and Registrant dated November 10, 2000. (11)
10.16	The Revised Stipulation of Settlement dated March 10, 2009 (12)
10.17	Purchase and Sale Agreement by and between Fortis Communities-Austin, L.P. and Registrant dated March 24, 2010. (14)
10.18	First Amendment to Purchase and Sale Agreement by and between Fortis Communities-Austin, L.P. and Registrant dated May 14, 2010. (14)
10.19	Second Amendment to Purchase and Sale Agreement by and between Fortis Communities-Austin, L.P. and Registrant dated June 7, 2010. (15)
10.20	General Contractors Agreement by Registrant dated January 25, 2011. (16)
10.21	Amendment to General Contractors Agreement by Registrant dated January 12, 2012. (17)
10.22	Amendment to General Contractors Agreement by Registrant dated January 23, 2012. (18)
10.23	Credit Agreement dated April 19, 2012 among the Company, Wells Fargo Bank, National Association, as Administrative Agent and Issuing Lender, Barclays Bank, as Syndication Agent, Wells Fargo Securities, LLC and Barclays Capital, as Joint Lead Arrangers and Co-Book Managers, and the lenders referred to therein. (19)
14.1*	Code of Conduct
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see signature page).
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*#	XBRL Instance Document
101.SCH*#	XBRL Taxonomy Extension Schema Document
101.CAL*#	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*#	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*#	XBRL Taxonomy Extension Definition Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.

*	Filed with this Form 10-K.

#	Not considered to be “filed” for the purposes of section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

(1)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the SEC on June 22, 2001 (Registration No. 000-17795).

(2)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on May 30, 2012.

(3)	Incorporated by reference from Registrant’s Report on Form 10-Q filed with the SEC on January 30, 2008.

(4)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 29, 2003, filed with the SEC on June 13, 2003 (Registration No. 000-17795).

(5)	Incorporated by reference from Registration’s Statement on Form S-8 filed with the SEC on August 1, 2006 (Registration No. 000-17795).

(6)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on August 1, 2007.

(7)	Incorporated by reference from Registrant’s Report on Form 10-Q filed with the SEC on November 5, 2007.

(8)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on October 3, 2007.

(9)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 29, 2008, filed with the SEC on May 29, 2008 (Registration No. 000-17795).

(10)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 30, 2002, filed with the SEC on June 19, 2002 (Registration No. 000-17795).

(11)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 25, 2006, filed with the SEC on May 25, 2006 (Registration No. 000-17795).

(12)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on April 1, 2009.

(13)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on October 7, 2010.

(14)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 27, 2010, filed with the SEC on June 1, 2010 (Registration No. 000-17795).

(15)	Incorporated by reference from Registrant’s Report on Form 10-Q filed with the SEC on July 20, 2010.

(16)	Incorporated by reference from Registrant’s Report on Form 10-Q filed with the SEC on January 27, 2011.

(17)	Incorporated by reference from Registrant’s Report on Form 10-Q filed with the SEC on January 26, 2012.

(18)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2012, filed with the SEC on May 30, 2012 (Registration No. 000-17795).

(19)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on April 25, 2012.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

CIRRUS LOGIC, INC.

By:	/S/ THURMAN K. CASE
Thurman K. Case
Vice President, Chief Financial Officer and Chief Accounting Officer
May 29, 2013

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities and on the dates indicated have signed this report below:

Signature	Title	Date

/S/ JASON P. RHODE Jason P. Rhode	President and Chief Executive Officer	May 29, 2013

/S/ THURMAN K. CASE Thurman K. Case	Vice President, Chief Financial Officer and Chief Accounting Officer	May 29, 2013

/S/ JOHN C. CARTER John C. Carter	Director	May 29, 2013

/S/ TIMOTHY R. DEHNE Timothy R. Dehne	Director	May 29, 2013

/S/ WILLIAM D. SHERMAN William D. Sherman	Director	May 29, 2013

/S/ ALAN R. SCHUELE Alan R. Schuele	Director	May 29, 2013

/S/ SUSAN WANG Susan Wang	Director	May 29, 2013

Exhibit Index

The following exhibits are filed or furnished as part of this Report:

Number	Description

10.11	2007 Management and Key Individual Contributor Incentive Plan, as amended on May 28, 2013.

14.1	Code of Conduct dated April 23, 2013.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page).

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document