Form 10-Q
period 2013-06-29
CIRRUS LOGIC INC
filed 2013-07-25
CIK 772406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29,  2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES ☑            NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES    ☑    NO    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐            NO ☑

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of July 19,  2013 was 63,454,745.

CIRRUS LOGIC, INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED JUNE 29,  2013

Part I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	June 29,	March 30,
	2013	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$67,170	$66,402
Marketable securities	165,540	105,235
Accounts receivable, net	63,642	69,289
Inventories	110,624	119,300
Deferred tax assets	54,774	64,937
Other current assets	20,810	19,371
Total current assets	482,560	444,534

Long-term marketable securities	39,408	64,910
Property and equipment, net	99,169	100,623
Goodwill and intangibles, net	10,741	10,677
Deferred tax assets	16,732	16,671
Software license agreement	6,822	8,060
Other assets	4,467	5,872
Total assets	$659,899	$651,347

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$47,341	$60,827
Accrued salaries and benefits	13,476	16,592
Deferred income	4,419	4,956
Other accrued liabilities	9,532	10,704
Total current liabilities	74,768	93,079

Long-term liabilities	9,706	10,094

Stockholders' equity:
Capital stock	1,048,497	1,041,834
Accumulated deficit	(472,180)	(492,741)
Accumulated other comprehensive loss	(892)	(919)
Total stockholders' equity	575,425	548,174
Total liabilities and stockholders' equity	$659,899	$651,347

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended
	June 29,	June 30,
	2013	2012
Net sales	$155,125	$99,006
Cost of sales	75,627	45,566
Gross margin	79,498	53,440
Operating expenses
Research and development	28,530	24,910
Selling, general and administrative	19,198	18,059
Patent infringement settlements, net	695	-
Restructuring and other, net	(430)	-
Total operating expenses	47,993	42,969
Income from operations	31,505	10,471
Interest income, net	158	127
Other income (expense), net	(17)	(23)
Income before income taxes	31,646	10,575
Provision for income taxes	11,004	3,648
Net income	20,642	6,927
Change in unrealized gain on marketable securities, net of tax	27	2
Comprehensive income	$20,669	$6,929

Basic earnings per share	$0.33	$0.11
Diluted earnings per share	$0.31	$0.10
Basic weighted average common shares outstanding	63,363	64,470
Diluted weighted average common shares outstanding	66,188	68,529

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three Months Ended
	June 29,	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$20,642	$6,927
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,367	2,958
Stock compensation expense	5,862	4,172
Deferred income taxes	10,102	3,348
Other non-cash charges	1,265	1,150
Net change in operating assets and liabilities:
Accounts receivable, net	5,647	(5,109)
Inventories	8,676	(40,875)
Other assets	(2,054)	(231)
Accounts payable and other accrued liabilities	(16,979)	26,986
Deferred income	(537)	(70)
Income taxes payable	721	157
Net cash provided by (used in) operating activities	36,712	(587)

Cash flows from investing activities:
Proceeds from sale of available for sale marketable securities	4,922	40,931
Purchases of available for sale marketable securities	(39,698)	(4,497)
Purchases of property, equipment and software	(1,222)	(17,326)
Investments in technology	(650)	(1,103)
Decrease (increase) in deposits and other assets	(16)	(145)
Net cash (used in) provided by investing activities	(36,664)	17,860

Cash flows from financing activities:
Issuance of common stock, net of shares withheld for taxes	720	1,042
Net cash provided by financing activities	720	1,042

Net increase in cash and cash equivalents	768	18,315

Cash and cash equivalents at beginning of period	66,402	65,997
Cash and cash equivalents at end of period	$67,170	$84,312

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.Basis of Presentation

The consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. (“Cirrus Logic,” “we,” “us,” “our,” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”).  The accompanying unaudited consolidated condensed financial statements do not include complete footnotes and financial presentations.  As a result, these financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended March 30, 2013, included in our Annual Report on Form 10-K filed with the Commission on May 29, 2013.  In our opinion, the financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented.  The preparation of financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities.  Actual results could differ from those estimates and assumptions.  Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.

2.Marketable Securities

The Company’s investments that have original maturities greater than 90 days have been classified as available-for-sale securities in accordance with U.S. GAAP.  Marketable securities are categorized on the consolidated condensed balance sheet as short- and long-term marketable securities, as appropriate.

The following table is a summary of available-for-sale securities at June 29, 2013 (in thousands):

				Estimated
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
As of June 29, 2013	Cost	Gains	Losses	Amount)
Corporate debt securities	$122,901	$1	$(219)	$122,683
U.S. Treasury securities	40,337	5	(3)	40,339
Agency discount notes	1,022	-	-	1,022
Commercial paper	40,876	29	(1)	40,904
Total securities	$205,136	$35	$(223)	$204,948

The Company’s specifically identified gross unrealized losses of $223 thousand relates to 58 different securities with total amortized cost of approximately $141.5 million at June 29, 2013.  Because the Company does not intend to sell the investments at a loss and the Company will not be required to sell the investments before recovery of its amortized cost basis, it did not consider the investment in these securities to be other-than-temporarily impaired at June 29, 2013.  Further, the securities with gross unrealized losses had been in a continuous unrealized loss position for less than 12 months as of June 29, 2013.

The following table is a summary of available-for-sale securities at March 30, 2013 (in thousands):

				Estimated
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
As of March 30, 2013	Cost	Gains	Losses	Amount)
Corporate debt securities	$94,798	$2	$(133)	$94,667
U.S. Treasury securities	34,380	4	(3)	34,381
Agency discount notes	1,027	-	-	1,027
Commercial paper	40,089	9	(28)	40,070
Total securities	$170,294	$15	$(164)	$170,145

The Company’s specifically identified gross unrealized losses of $164 thousand relates to 43 different securities with total amortized cost of approximately $124.1 million at March 30, 2013.  Because the Company does not intend to sell the investments at a loss and the Company will not be required to sell the investments before recovery of its amortized cost basis, it did not consider the investment in these securities to be other-than-temporarily impaired at March 30, 2013.  Further, the securities with gross unrealized losses had been in a continuous unrealized loss position for less than 12 months as of March 30, 2013.

The cost and estimated fair value of available-for-sale investments by contractual maturities were as follows (in thousands):

	June 29, 2013		March 30, 2013
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$165,625	$165,540	$105,290	$105,235
After 1 year	39,511	39,408	65,004	64,910
Total	$205,136	$204,948	$170,294	$170,145

3.Fair Value of Financial Instruments

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

The Company’s investment portfolio assets consist of corporate debt securities, money market funds, U.S. Treasury securities, obligations of certain U.S. government-sponsored enterprises, and commercial paper, and are reflected on our consolidated condensed balance sheet under the headings cash and cash equivalents, marketable securities, and long-term marketable securities. The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.

As of June 29, 2013, the Company classified its investment portfolio assets as Level 1 or Level 2 inputs.  The Company has no Level 3 assets.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three month period ending June 29, 2013.

The fair value of our financial assets at June 29, 2013, was determined using the following inputs (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$60,210	$-	$-	$60,210
Commercial paper	-	500	-	500
	$60,210	$500	$-	$60,710

Available-for-sale securities
Corporate debt securities	$-	$122,683	$-	$122,683
U.S. Treasury securities	40,339	-	-	40,339
Agency discount notes	-	1,022	-	1,022
Commercial paper	-	40,904	-	40,904
	$40,339	$164,609	$-	$204,948

The fair value of our financial assets at March 30, 2013, was determined using the following inputs (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$54,762	$-	$-	$54,762
Commercial paper	-	1,500	-	1,500
	$54,762	$1,500	$-	$56,262

Available-for-sale securities
Corporate debt securities	$-	$94,667	$-	$94,667
U.S. Treasury securities	34,381	-	-	34,381
Agency discount notes	-	1,027	-	1,027
Commercial paper	-	40,070	-	40,070
	$34,381	$135,764	$-	$170,145

4.Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	June 29,	March 30,
	2013	2013
Gross accounts receivable	$63,963	$69,590
Allowance for doubtful accounts	(321)	(301)
Accounts receivable, net	$63,642	$69,289

5.Inventories

Inventories are comprised of the following (in thousands):

	June 29,	March 30,
	2013	2013
Work in process	$52,390	$34,169
Finished goods	58,234	85,131
	$110,624	$119,300

6.   Restructuring Costs

In the third quarter of fiscal year 2013, the Company committed to a plan to close its Tucson, Arizona design center and move those operations to the Company’s headquarters in Austin, Texas.  As a result, the Company incurred a one-time charge for relocation, severance-related items and facility-related costs to operating expenses totaling $3.5 million in the third quarter of fiscal year 2013.  In the current quarter, the Company reported a credit of $0.4 million related to this activity.  This information is presented as a separate line item on the consolidated condensed statement of comprehensive income in operating expenses under the caption “Restructuring and other, net.”

Of the net $3.1 million expense incurred, approximately $2.3 million has been completed, and consisted of severance and relocation-related costs of approximately $1.1 million, an asset impairment charge of approximately $1.0 million, and facility-related costs of approximately $0.2 million. Payments will be made through calendar year 2015.  As of June 29, 2013, we have a remaining restructuring accrual of $0.8 million, included in “Other accrued liabilities” on the consolidated condensed balance sheet.

7.    Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits. Our income tax expense is primarily a non-cash charge due to the utilization of U.S. net operating losses.

The following table presents the provision for income taxes and the effective tax rates (in thousands):

	Three Months Ended
	June 29,	June 30,
	2013	2012
Income before income taxes	$31,646	$10,575
Provision for income taxes	$11,004	$3,648
Effective tax rate	34.8%	34.5%

Our income tax expense for the first quarter of fiscal year 2014 was slightly below the federal statutory rate primarily due to the effect of the federal research and development credit which was extended through December 31, 2013 by the American Taxpayer Relief Act of 2012, enacted on January 2, 2013.  Our income tax expense for the first quarter of fiscal year 2013 was slightly below the federal statutory rate primarily due to the effect of permanent differences that are deductible for tax purposes.

We had no unrecognized tax benefits as of June 29, 2013.  The Company does not believe that its unrecognized tax benefits will significantly increase or decrease during the next 12 months.

We accrue interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.  As of June 29, 2013, the balance of accrued interest and penalties was zero.  We did not record any interest or penalties during the three months ended June 29, 2013 and June 30, 2012.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions.  Fiscal years 2010 through 2013 remain open to examination by the major taxing jurisdictions to which we are subject.

8.Net Income Per Share

Basic net income per share is based on the weighted effect of common shares issued and outstanding and is calculated by dividing net income by the basic weighted average shares outstanding during the period.  Diluted net income per share is calculated by dividing net income by the weighted average number of common shares used in the basic net income per share calculation, plus the equivalent number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shared outstanding.  These potentially dilutive items consist primarily of outstanding stock options and restricted stock awards.

The following table details the calculation of basic and diluted earnings per share for the three months ended June 29, 2013 and June 30, 2013 (in thousands, except per share amounts):

	Three Months Ended
	June 29, 2013	June 30, 2012
Numerator:
Net income	$20,642	$6,927
Denominator:
Weighted average shares outstanding	63,363	64,470
Effect of dilutive securities	2,825	4,059
Weighted average diluted shares	66,188	68,529
Basic earnings per share	$0.33	$0.11
Diluted earnings per share	$0.31	$0.10

The weighted outstanding options excluded from our diluted calculation for the three months ended June 29, 2013 and June 30, 2012, were 1,068,000, and 64,000, respectively, as the exercise price exceeded the average market price during the period.

9.Legal Matters

From time to time, we are involved in legal proceedings concerning matters arising in connection with the conduct of our business activities.  We regularly evaluate the status of legal proceedings in which we are involved in order to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred and determine if accruals are appropriate.  We further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made, if accruals are not appropriate.  We intend to vigorously defend ourselves against the allegations made in the legal cases described below.

On June 4, 2012, U.S. Ethernet Innovations, LLC (the “Plaintiff”) filed suit against Cirrus Logic and two other defendants in the U.S. District Court, Eastern District of Texas.  The Plaintiff alleges that Cirrus Logic infringed four U.S. patents relating to Ethernet technology.  In its complaint, the Plaintiff indicated that it is seeking unspecified monetary damages, including up to treble damages for willful infringement.  We answered the complaint on June 29, 2012 denying the allegations of infringement and seeking a declaratory judgment that the patents in suit were invalid and not infringed.  The parties entered into a settlement agreement on May 30, 2013.  In exchange for a full release of claims as it relates to the asserted patent, we paid the Plaintiff $0.7 million.  This amount is recorded as a separate line item on the consolidated condensed statements of comprehensive income.

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

On February 4, 2013, a purported shareholder filed a class action complaint in the United States District Court for the Southern District of New York against the Company and two of the Company’s executives (the “Securities Case”). Koplyay v. Cirrus Logic, Inc., et al Civil Action No. 13-CV-0790. The complaint alleges that the defendants violated the federal securities laws by making materially false and misleading statements regarding our business results between July 31, 2012, and October 31, 2012, and seeks unspecified damages along with plaintiff’s costs and expenses, including attorneys’ fees. A second complaint was filed on April 13, 2013, by a different purported shareholder, in the same Court, setting forth substantially the same allegations.  On April 19, 2013, the Court appointed the plaintiff and counsel in the first class action complaint as the lead plaintiff and lead counsel.  The lead plaintiff filed an amended complaint on May 1, 2013, including substantially the same allegations as the original complaint.  On May 24, 2013, the Company filed a motion to dismiss the amended complaint for failure to state a claim.  The parties completed the briefing on that motion on June 16, 2013, and the Company expects a ruling on its motion shortly.

On April 13, 2013, another purported shareholder filed a shareholder derivative complaint against several of our current officers and directors in the District Court of Travis County, Texas, 53rd Judicial District (the “Derivative Case”). Graham, derivatively on behalf of Cirrus Logic, Inc. v. Rhode, et al., Cause No. D-1-GN-13-001285.  In this complaint, the plaintiff makes allegations similar to those presented in the Securities Case, but the plaintiff asserts various state law causes of action, including claims of breach of fiduciary duty and unjust enrichment.  The Company is named solely as a nominal defendant against whom no recovery is sought.  On May 16, 2013, the Court granted the parties’ joint motion to temporarily defer prosecution of this case until certain events occur in the Securities Case described above.

10.    Stockholders’ Equity

The Company issued 0.1 million and 0.2 million shares of common stock for the three month periods ending June 29, 2013 and June 30, 2012, respectively, in connection with stock issuances during the respective periods.

11.Segment Information

We determine our operating segments in accordance with Financial Accounting Standards Board guidelines.  Our Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker under these guidelines.

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

Revenue from our product lines are as follows (in thousands):

	Three Months Ended
	June 29,	June 30,
	2013	2012
Audio Products	$143,666	$80,747
Energy Products	11,459	18,259
	$155,125	$99,006

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read along with the unaudited consolidated condensed financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 30, 2013, contained in our fiscal year 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“Commission”) on May 29, 2013.  We maintain a web site at investor.cirrus.com, which makes available free of charge our most recent annual report and all other filings we have made with the Commission.

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Item 1A – Risk Factors” in our 2013 Annual Report on Form 10-K filed with the Commission on May 29, 2013, and in Part II, Item 1A “Risk Factors” within this quarterly report on Form 10-Q.  Readers should carefully review these risk factors, as well as those identified in other documents filed by us with the Commission.

Overview

Cirrus Logic, Inc. (“Cirrus Logic,” “We,” “Us,” “Our,” or the “Company”) develops high-precision, analog and mixed-signal integrated circuits (“ICs”) for a broad range of audio and energy markets.  Building on our diverse analog mixed-signal patent portfolio, Cirrus Logic delivers highly optimized products for consumer and professional audio, automotive entertainment, and targeted industrial applications including energy control, energy management, light emitting diode (“LED”) lighting and energy exploration.

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

There were no material changes in the first three months of fiscal year 2014 to the information provided under the heading “Critical Accounting Policies” included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2013.

Results of Operations

The following table summarizes the results of our operations for the first three months of  fiscal years 2014 and 2013 as a percentage of net sales.  All percentage amounts were calculated using the underlying data in thousands, unaudited:

	Three Months Ended
	June 29,	June 30,
	2013	2012
Net sales	100%	100%
Gross margin	51%	54%
Research and development	18%	25%
Selling, general and administrative	12%	18%
Patent infringement settlements, net	1%	0%
Restructuring and other, net	0%	0%
Income from operations	20%	11%
Interest income, net	0%	0%
Other income (expense), net	0%	0%
Income before income taxes	20%	11%
Provision for income taxes	7%	4%
Net income	13%	7%

Net Sales

Net sales for the first quarter of fiscal year 2014 increased $56.1 million, or 57 percent to $155.1 million from $99.0 million in the first quarter of fiscal year 2013.  Net sales from our audio products increased $62.9 million, or 78 percent, primarily due to increased volume in portable sales in the current quarter versus the same time period in the prior fiscal year.  Energy product sales decreased $6.8 million, or 37 percent, during the first quarter of fiscal year 2014 versus the comparable quarter of the prior fiscal year due primarily to the absence of revenue related to the Apex Precision Power products, which were included as part of the August 17, 2012 sale of certain assets.  The decrease was coupled with sales reductions of our power meter and DC/Amp products.  For further information on the asset sale described above, please refer to Note 7 of our Form 10-K for the year ended March 30, 2013.

Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 93 percent and 86 percent of net sales during the first quarter of each of fiscal years 2014 and 2013, respectively.  Our sales are denominated primarily in U.S. dollars.  As a result, we have not entered into foreign currency hedging contracts.

Since the components we produce are largely proprietary and generally not available from second sources, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, from an external sales representative or distributor, or through a third party manufacturer contracted to produce their designs.  For the first quarter of fiscal years 2014 and 2013, our ten largest end customers represented approximately 87 percent and 72 percent of our sales, respectively.

We had one end customer, Apple Inc. that purchased through multiple contract manufacturers and represented approximately 77 percent and 59 percent of the Company’s total sales for the first quarter of fiscal years 2014 and 2013, respectively.

We had one distributor, Avnet Inc. that represented approximately 11 percent and 13 percent of our sales for the three month periods ending June 29, 2013 and June 30, 2012, respectively.

For more information, please see Part II—Item 1A—“We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales or profitability.”

No other end customer or distributor represented more than 10 percent of net sales for the three month periods ending June 29, 2013 and June 30, 2012.

Gross Margin

Gross margin was 51.2 percent in the first quarter of fiscal year 2014, down from 54.0 percent in the first quarter of fiscal year 2013.  Much of the year over year decrease in gross margin was attributable to product mix, reflecting decreases in revenue in our higher margin energy products and significant increases in our portable product sales.  Additionally, there is a 1.4 percent gross margin decrease associated to the inventory reserve charge on certain products in the current quarter.

Research and Development Expense

Research and development expense for the first quarter of fiscal year 2014 was $28.5 million, an increase of $3.6 million, or 15 percent, from $24.9 million in the first quarter of fiscal year 2013.  This increase was primarily due to an 8 percent increase in research and development headcount and associated employee-related expenses as well as increased expenses related to CAD software investments.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense for the first quarter of fiscal year 2014 was $19.2 million, an increase of $1.1 million, or 6 percent, from $18.1 million in the first quarter of fiscal year 2013.  The increase was primarily attributable to increased external professional fees and stock compensation expense, despite a decrease in SG&A headcount of 14 percent.

Patent Infringement Settlements, net

The Company recorded a $0.7 million expense in the first quarter of fiscal year 2014 in connection with the settlement of the U.S. Ethernet Innovations, LLC case discussed in Note 9 – Legal Matters.  This item is presented as a separate line item within operating expenses in the consolidated condensed statements of comprehensive income.

Restructuring and Other, net

A one-time restructuring charge of $3.5 million was recorded in the third quarter of fiscal year 2013 related to the close of the Company’s Tucson, Arizona design center.  In the current quarter, the Company reported a credit of $0.4 million related to this activity.  This is presented as a separate line item in the consolidated condensed statements of comprehensive income within operating expenses.

Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.  Our income tax expense is primarily a non-cash charge due to the utilization of U.S. net operating losses.

The following table presents the provision for income taxes and the effective tax rates (in thousands):

	Three Months Ended
	June 29,	June 30,
	2013	2012
Income before income taxes	$31,646	$10,575
Provision for income taxes	$11,004	$3,648
Effective tax rate	34.8%	34.5%

Our income tax expense for the first quarter of fiscal year 2014 was slightly below the federal statutory rate primarily due to the effect of the federal research and development credit which was extended through December 31, 2013 by the American Taxpayer Relief Act of 2012, enacted on January 2, 2013.  Our income tax expense for the first quarter of fiscal year 2013 was slightly below the federal statutory rate primarily due to the effect of permanent differences that are deductible for tax purposes.

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

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain current assets and current liabilities.  Our operational cash flows are affected by the ability of our operations to generate cash, and our management of our assets and liabilities, including both working capital and long-term assets and liabilities.  Net cash provided by operating activities was $36.7 million for the first quarter of fiscal year 2014 as compared to a use of $0.6 million in operating activities for the corresponding period of fiscal year 2013.  The primary source of cash in operations during the current period was primarily related to the cash components of our net income.  The primary use of cash in operations during the corresponding period of fiscal year 2013 was primarily related to a $19.1 million net decrease in working capital.

Net cash used in investing activities was $36.7 million during the first quarter of fiscal year 2014 as compared to $17.9 million provided by investing activities during the first quarter of fiscal year 2013.  The decrease is primarily a result of net purchases of marketable securities of $34.8 million and $1.9 million for the purchase of property, equipment and software.  For the corresponding period in fiscal year 2013, a net $36.4 million was received from the sale and maturity of marketable securities.  Further, we utilized $18.4 million for the purchase of property, equipment and software.

Net cash provided by financing activities was $0.7 million during the first quarter of fiscal year 2014 as compared to $1.0 million during the first quarter of fiscal year 2013.  The cash provided during the first three months of fiscal year 2014 and 2013 was due to the net issuance of common stock, net of shares withheld for taxes.

The Company completed construction of our new headquarters facility in Austin, Texas in the third quarter of fiscal year 2013.  The Company began expansion of operations in fiscal year 2014 with the acquisition and building of additional facilities in Austin.  We anticipate future costs related to the current expansion to range from $15 million to $20 million over the next several years.  We anticipate these cash uses to be funded from current cash sources.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with interest rates on our debt securities, currency movements on non-U.S. dollar denominated assets and liabilities, and the effect of market factors on the value of our marketable securities.  We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures.  For a description of our market risks, see “Part II – Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in our fiscal year 2013 Annual Report on Form 10-K filed with the Commission on May 29, 2013.  There have been no significant changes to our exposure to market risks since we filed our fiscal year 2013 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon the evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 29, 2013 at the reasonable assurance level.

Changes in control over financial reporting

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings concerning matters arising in connection with the conduct of our business activities.  We regularly evaluate the status of legal proceedings in which we are involved in order to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred and determine if accruals are appropriate.  We further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made, if accruals are not appropriate.  We intend to vigorously defend ourselves against the allegations made in the legal cases described below.

On June 4, 2012, U.S. Ethernet Innovations, LLC (the “Plaintiff”) filed suit against Cirrus Logic and two other defendants in the U.S. District Court, Eastern District of Texas.  The Plaintiff alleges that Cirrus Logic infringed four U.S. patents relating to Ethernet technology.  In its complaint, the Plaintiff indicated that it is seeking unspecified monetary damages, including up to treble damages for willful infringement.  We answered the complaint on June 29, 2012 denying the allegations of infringement and seeking a declaratory judgment that the patents in suit were invalid and not infringed.  The parties entered into a settlement agreement on May 30, 2013.  In exchange for a full release of claims as it relates to the asserted patent, we paid the Plaintiff $0.7 million.  This amount is recorded as a separate line item on the consolidated condensed statements of comprehensive income.

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

On February 4, 2013, a purported shareholder filed a class action complaint in the United States District Court for the Southern District of New York against the Company and two of the Company’s executives (the “Securities Case”). Koplyay v. Cirrus Logic, Inc., et al. Civil Action No. 13-CV-0790. The complaint alleges that the defendants violated the federal securities laws by making materially false and misleading statements regarding our business results between July 31, 2012, and October 31, 2012, and seeks unspecified damages along with plaintiff’s costs and expenses, including attorneys’ fees.  A second complaint was filed on April 13, 2013, by a different purported shareholder, in the same Court, setting forth substantially the same allegations.  On April 19, 2013, the Court appointed the plaintiff and counsel in the first class action complaint as the lead plaintiff and lead counsel. The lead plaintiff filed an amended complaint on May 1, 2013, including substantially the same allegations as the original complaint.  On May 24, 2013, the Company filed a motion to dismiss the amended complaint for failure to state a claim.  The parties completed the briefing on that motion on June 16, 2013, and the Company expects a ruling on its motion shortly.

On April 13, 2013, another purported shareholder filed a shareholder derivative complaint against several of our current officers and directors in the District Court of Travis County, Texas, 53rd Judicial District (the “Derivative Case”). Graham, derivatively on behalf of Cirrus Logic, Inc. v. Rhode, et al., Cause No. D-1-GN-13-001285.  In this complaint, the plaintiff makes allegations similar to those presented in the Securities Case, but the plaintiff asserts various state law causes of action, including claims of breach of fiduciary duty and unjust enrichment.  The Company is named solely as a nominal defendant against whom no recovery is sought.  On May 16, 2013, the Court granted the parties’ joint motion to temporarily defer prosecution of this case until certain events occur in the Securities Case described above.

ITEM 1A. RISK FACTORS

In evaluating all forward-looking statements, readers should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements.  Various risk factors associated with our business are included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2013, as filed with the Commission on May 29, 2013, and available at www.sec.gov.  Other than as set forth below, there have been no material changes to those risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 30, 2013.

We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer,  or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business.  For the first three months of fiscal years 2014 and 2013, our ten largest end customers represented approximately 87 percent and 72 percent of our sales, respectively.  We had one end customer, Apple Inc. that purchased through multiple contract manufacturers and represented approximately 77 percent and 59 percent of the Company’s total sales for the first quarter of fiscal years 2014 and 2013, respectively.

We had one distributor, Avnet Inc. that represented approximately 11 percent and 13 percent of our sales for the three month periods ending June 29, 2013 and June 30, 2012, respectively.  No other end customer or distributor represented more than 10 percent of net sales for the three month periods ending June 29, 2013 and June 30, 2012.

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

In addition,  our dependence on a limited number of key customers may make it easier for key customers to pressure us to reduce the prices of the products we sell to them.  We have experienced pricing pressure from certain key customers, and we expect that the average selling prices for certain of our products will decline, reducing our revenue, our margins, and our earnings.

Our key customer relationships often require us to develop new products that may involve significant technological challenges.  Our customers frequently place considerable pressure on us to meet their tight development schedules.  In addition, we may from time to time enter into customer agreements providing for exclusivity periods during which we may only sell specified products or technologies to that customer.    Accordingly, we may have to devote a substantial amount of resources to strategic relationships, which could detract from or delay our completion of other important development projects or the development of next generation products and technologies.

Our products may be subject to average selling prices that decline over time.  If we are unable to maintain average selling prices for existing products, increase our volumes, introduce new or enhanced products with higher selling prices, or reduce our costs, our business and operating results could be harmed.

Historically in the semiconductor industry, average selling prices of products have decreased over time.  Moreover, our dependence on a limited number of key customers may make it easier for key customers to pressure us to reduce prices of the products we sell to them.  If the average selling price of any of our products declines and we are unable to increase our unit volumes, introduce new or enhanced products with higher margins, and/or reduce manufacturing costs to offset anticipated decreases in the prices of our existing products, our operating results may be adversely affected. In addition, because of procurement lead times, we are limited in our ability to reduce total costs quickly in response to any sales shortfalls. Because of these factors, we may experience material adverse fluctuations in our future operating results on a quarterly or annual basis.

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

(1)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 22, 2001 (Registration No. 000-17795).
(2)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the Commission on May 30, 2012 (Registration No. 000-17795).

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index list noted above and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRRUS LOGIC, INC.

Date:	July 25, 2013	By: /s/ Thurman K. Case
Thurman K. Case
Chief Financial Officer and Chief Accounting Officer