Form 10-Q
period 2013-09-28
CIRRUS LOGIC INC
filed 2013-10-29
CIK 772406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28,  2013

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of October 25,  2013 was 63,498,212.

CIRRUS LOGIC, INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED SEPTEMBER 28,  2013

Part I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	September 28,	March 30,
	2013	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$68,886	$66,402
Marketable securities	199,423	105,235
Accounts receivable, net	97,640	69,289
Inventories	91,247	119,300
Deferred tax assets	38,398	64,937
Other current assets	23,978	19,371
Total current assets	519,572	444,534

Long-term marketable securities	40,254	64,910
Property and equipment, net	101,885	100,623
Goodwill and intangibles, net	10,761	10,677
Deferred tax assets	16,638	16,671
Other assets	10,051	13,932
Total assets	$699,161	$651,347

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$56,868	$60,827
Accrued salaries and benefits	16,894	16,592
Deferred income	4,858	4,956
Other accrued liabilities	6,313	10,704
Total current liabilities	84,933	93,079

Long-term liabilities	11,231	10,094

Stockholders' equity:
Capital stock	1,055,256	1,041,834
Accumulated deficit	(451,532)	(492,741)
Accumulated other comprehensive loss	(727)	(919)
Total stockholders' equity	602,997	548,174
Total liabilities and stockholders' equity	$699,161	$651,347

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Net sales	$190,671	$193,774	$345,796	$292,780
Cost of sales	91,223	93,687	166,850	139,253
Gross profit	99,448	100,087	178,946	153,527
Operating expenses
Research and development	29,722	29,468	58,252	54,378
Selling, general and administrative	19,215	20,194	38,413	38,253
Patent infringement settlements, net	-	-	695	-
Restructuring and other, net	(154)	-	(584)	-
Total operating expenses	48,783	49,662	96,776	92,631
Income from operations	50,665	50,425	82,170	60,896
Interest income, net	201	131	359	258
Other expense, net	(38)	(40)	(55)	(63)
Income before income taxes	50,828	50,516	82,474	61,091
Provision for income taxes	17,461	15,067	28,465	18,715
Net income	33,367	35,449	54,009	42,376
Change in unrealized gain on marketable securities, net of tax	166	17	193	19
Comprehensive income	$33,533	$35,466	$54,202	$42,395

Basic earnings per share	$0.53	$0.55	$0.85	$0.65
Diluted earnings per share	$0.50	$0.51	$0.82	$0.61
Basic weighted average common shares outstanding	63,217	64,924	63,329	64,697
Diluted weighted average common shares outstanding	66,125	69,207	66,203	68,920

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six Months Ended
	September 28,	September 29,
	2013	2012
Cash flows from operating activities:
Net income	$54,009	$42,376
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,912	7,150
Stock compensation expense	11,650	9,734
Deferred income taxes	26,572	16,914
Gain on retirement or write-off of long-lived assets	-	(431)
Other non-cash charges	2,359	2,246
Net change in operating assets and liabilities:
Accounts receivable, net	(28,351)	(86,813)
Inventories	28,053	(93,187)
Other assets	(8,003)	(5,340)
Accounts payable and other accrued liabilities	(2,099)	58,993
Deferred income	(98)	(648)
Income taxes payable	97	193
Net cash provided by (used in) operating activities	91,101	(48,813)

Cash flows from investing activities:
Proceeds from sale of available for sale marketable securities	14,317	58,058
Purchases of available for sale marketable securities	(83,657)	(5,979)
Purchases of property, equipment and software	(8,233)	(31,425)
Proceeds from sale of Apex assets	-	22,220
Decrease (increase) in deposits and other assets	(16)	478
Net cash (used in) provided by investing activities	(77,589)	43,352

Cash flows from financing activities:
Issuance of common stock, net of shares withheld for taxes	1,636	7,310
Repurchase and retirement of common stock	(12,664)	-
Net cash (used in) provided by financing activities	(11,028)	7,310

Net increase in cash and cash equivalents	2,484	1,849

Cash and cash equivalents at beginning of period	66,402	65,997
Cash and cash equivalents at end of period	$68,886	$67,846

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

The following table is a summary of available-for-sale securities at September 28, 2013 (in thousands):

				Estimated
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
As of September 28, 2013	Cost	Gains	Losses	Amount)
Corporate debt securities	$152,099	$55	$(26)	$152,128
U.S. Treasury securities	42,579	14	-	42,593
Agency discount notes	4,021	3	-	4,024
Commercial paper	40,912	20	-	40,932
Total securities	$239,611	$92	$(26)	$239,677

The Company’s specifically identified gross unrealized losses of $26 thousand relates to 34 different securities with total amortized cost of approximately $77.4 million at September  28, 2013.  Because the Company does not intend to sell the investments at a loss and the Company will not be required to sell the investments before recovery of its amortized cost basis, it did not consider the investment in these securities to be other-than-temporarily impaired at September 28, 2013.  Further, the securities with gross unrealized losses had been in a continuous unrealized loss position for less than 12 months as of September 28, 2013.

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

The cost and estimated fair value of available-for-sale investments by contractual maturities were as follows (in thousands):

	September 28, 2013		March 30, 2013
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$199,375	$199,423	$105,290	$105,235
After 1 year	40,236	40,254	65,004	64,910
Total	$239,611	$239,677	$170,294	$170,145

3.     Fair Value of Financial Instruments

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

As of September 28, 2013, the Company classified its investment portfolio assets as Level 1 or Level 2 inputs.  The Company has no Level 3 assets.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three month period ending September 28, 2013.

The fair value of our financial assets at September 28, 2013, was determined using the following inputs (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$34,707	$-	$-	$34,707
Commercial paper	-	5,000	-	5,000
	$34,707	$5,000	$-	$39,707

Available-for-sale securities
Corporate debt securities	$-	$152,128	$-	$152,128
U.S. Treasury securities	42,593	-	-	42,593
Agency discount notes	-	4,024	-	4,024
Commercial paper	-	40,932	-	40,932
	$42,593	$197,084	$-	$239,677

The fair value of our financial assets at March 30, 2013, was determined using the following inputs (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$54,762	$-	$-	$54,762
Commercial paper	-	1,500	-	1,500
	$54,762	$1,500	$-	$56,262

Available-for-sale securities
Corporate debt securities	$-	$94,667	$-	$94,667
U.S. Treasury securities	34,381	-	-	34,381
Agency discount notes	-	1,027	-	1,027
Commercial paper	-	40,070	-	40,070
	$34,381	$135,764	$-	$170,145

4.     Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	September 28,	March 30,
	2013	2013
Gross accounts receivable	$97,961	$69,590
Allowance for doubtful accounts	(321)	(301)
Accounts receivable, net	$97,640	$69,289

5.     Inventories

Inventories are comprised of the following (in thousands):

	September 28,	March 30,
	2013	2013
Work in process	$49,411	$34,169
Finished goods	41,836	85,131
	$91,247	$119,300

6.     Restructuring Costs

In the third quarter of fiscal year 2013, the Company committed to a plan to close its Tucson, Arizona design center and move those operations to the Company’s headquarters in Austin, Texas.  As a result, the Company incurred a restructuring charge for relocation, severance-related items and facility-related costs to operating expenses totaling $3.5 million in the third quarter of fiscal year 2013.  For the three and  six months ended September 28, 2013, the Company reported a credit of approximately $0.2 million and $0.6 million, respectively, related to changes in estimates for the facility, due to a new sublease on the vacated property.  This information is presented as a separate line item on the consolidated condensed statement of comprehensive income in operating expenses under the caption “Restructuring and other, net.”

Of the net $2.9 million expense incurred, approximately $2.3 million has been completed, and consisted of severance and relocation-related costs of approximately $1.1 million, an asset impairment charge of approximately $1.0 million, and facility-related costs of approximately $0.2 million.  Payments will be made through calendar year 2015.  As of September 28, 2013, we have a remaining restructuring accrual of $0.6 million, included in “Other accrued liabilities” on the consolidated condensed balance sheet.

7.    Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits. Our income tax expense is primarily a non-cash charge due to the utilization of U.S. net operating losses.

The following table presents the provision for income taxes and the effective tax rates (in thousands):

	Three Months Ended		Six Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Income before income taxes	$50,828	$50,516	$82,474	$61,091
Provision for income taxes	$17,461	$15,067	$28,465	$18,715
Effective tax rate	34.4%	29.8%	34.5%	30.6%

Our income tax expense for the second quarter and first six months of fiscal year 2014 was slightly below the federal statutory rate primarily due to the effect of the federal research development credit which was extended through December 31, 2013 by the American Taxpayer Relief Act of 2012 which was enacted on January 2, 2013.  Our income tax expense for the second quarter and first six months of fiscal year 2013 was below the federal statutory rate primarily due to the release of valuation allowance on the Company’s deferred tax assets in the second quarter of fiscal year 2013.  The release was due to the sale of assets of Apex Microtechnology (“Apex”), which generated sufficient capital gain to utilize a capital loss carry forward that was previously expected to expire unutilized.

We had no unrecognized tax benefits as of September 28, 2013.  The Company does not believe that its unrecognized tax benefits will significantly increase or decrease during the next 12 months.

We accrue interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.  As of September 28, 2013, the balance of accrued interest and penalties was zero.  No interest or penalties were incurred during the first six months of fiscal year 2014 or 2013.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions.  Fiscal years 2010 through 2013 remain open to examination by the major taxing jurisdictions to which we are subject.

8.     Net Income Per Share

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

The following table details the calculation of basic and diluted earnings per share for the three and six months ended September  28, 2013 and September 29, 2012 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Numerator:
Net income	$33,367	$35,449	$54,009	$42,376
Denominator:
Weighted average shares outstanding	63,217	64,924	63,329	64,697
Effect of dilutive securities	2,908	4,283	2,874	4,223
Weighted average diluted shares	66,125	69,207	66,203	68,920
Basic earnings per share	$0.53	$0.55	$0.85	$0.65
Diluted earnings per share	$0.50	$0.51	$0.82	$0.61

The weighted outstanding options excluded from our diluted calculation for the three and six months ended September  28, 2013, were 991,000, and 986,000, respectively.  The weighted outstanding options excluded from our diluted calculation for the three and six months ended September 29, 2012, were 2,000 and 4,000, respectively.  These options were excluded as the exercise price exceeded the average market price during the periods.

9.     Legal Matters

From time to time, we are involved in legal proceedings concerning matters arising in connection with the conduct of our business activities.  We regularly evaluate the status of legal proceedings in which we are involved in order to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred and determine if accruals are appropriate.  We further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made.

On June 4, 2012, U.S. Ethernet Innovations, LLC (the “Plaintiff”) filed suit against Cirrus Logic and two other defendants in the U.S. District Court, Eastern District of Texas.  The Plaintiff alleges that Cirrus Logic infringed four U.S. patents relating to Ethernet technology.  In its complaint, the Plaintiff indicated that it is seeking unspecified monetary damages, including up to treble damages for willful infringement.  We answered the complaint on June 29, 2012 denying the allegations of infringement and seeking a declaratory judgment that the patents in suit were invalid and not infringed.  The parties entered into a settlement agreement on May 30, 2013.  In exchange for a full release of claims as it relates to the asserted patent, we paid the Plaintiff $0.7 million.  This amount is recorded as a separate line item on the consolidated condensed statements of comprehensive income under the caption “Patent infringement settlements, net”.

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

On February 4, 2013, a purported shareholder filed a class action complaint in the U.S. District Court, Southern District of New York against the Company and two of the Company’s executives (the “Securities Case”). Koplyay v. Cirrus Logic, Inc., et al Civil Action No. 13-CV-0790. The complaint alleges that the defendants violated the federal securities laws by making materially false and misleading statements regarding our business results between July 31, 2012, and October 31, 2012, and seeks unspecified damages along with plaintiff’s costs and expenses, including attorneys’ fees.  A second complaint was filed on April 13, 2013, by a different purported shareholder, in the same Court, setting forth substantially the same allegations.  On April 19, 2013, the Court appointed the plaintiff and counsel in the first class action complaint as the lead plaintiff and lead counsel.  The lead plaintiff filed an amended complaint on May 1, 2013, including substantially the same allegations as the original complaint.  On May 24, 2013, the Company filed a motion to dismiss the amended complaint for failure to state a claim.  The parties completed the briefing on that motion on June 16, 2013.

On April 13, 2013, another purported shareholder filed a shareholder derivative complaint against several of our current officers and directors in the District Court of Travis County, Texas, 53rd Judicial District. Graham, derivatively on behalf of Cirrus Logic, Inc. v. Rhode, et al., Cause No. D-1-GN-13-001285.  In this complaint, the plaintiff makes allegations similar to those presented in the Securities Case, but the plaintiff asserts various state law causes of action, including claims of breach of fiduciary duty and unjust enrichment.  The Company is named solely as a nominal defendant against whom no recovery is sought.  On May 16, 2013, the Court granted the parties’ joint motion to temporarily defer prosecution of this case until certain events occur in the Securities Case described above.

10.   Stockholders’ Equity

Common Stock

The Company issued a net 0.2 million and 0.3 million shares of common stock for the three and six month periods ending September  28, 2013, respectively, in connection with stock issuances during the respective periods pursuant to our 2006 Stock Incentive Plan.  The Company issued 0.9 million and 1.1 million shares of common stock for the three and six month periods ending September  29, 2012, respectively,  in connection with stock issuances during the respective periods pursuant to our 2006 Stock Incentive Plan.

Share Repurchase Program

On November 20, 2012, we announced that our Board of Directors authorized a share repurchase program of up to $200 million of the Company’s common stock.  The Company repurchased 0.6 million shares of its common stock for $12.7 million during the second quarter of fiscal year 2014, at an average cost of $21.07 per share.  During fiscal year 2013, the Company repurchased 3.0 million shares of its common stock for a total of $85.6 million, leaving $101.7 million available for repurchase under this plan as of September 28, 2013.   All of these shares were repurchased in the open market and were funded from existing cash.  All shares of our common stock that were repurchased were retired as of September 28, 2013.

11.   Segment Information

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

Revenue from our product lines are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Audio Products	$179,912	$177,915	$323,578	$258,662
Energy Products	10,759	15,859	22,218	34,118
	$190,671	$193,774	$345,796	$292,780

12.   Subsequent Event

On October 1, 2013, the Company acquired 100 percent of the outstanding equity of Acoustic Technologies, Inc. (Acoustic), a privately held company.  The Mesa, Ariz.,-based firm is a leader in embedded firmware voice processing technology, including noise reduction, echo cancelation and voice enhancement.  This strategic acquisition enhances the Company’s technology and software expertise in our portable audio applications.

The Company is currently evaluating the fair values of the consideration transferred, assets acquired and liabilities assumed.  The Company expects to complete its purchase price allocation by the end of fiscal year 2014.

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

There were no material changes in the first six months of fiscal year 2014 to the information provided under the heading “Critical Accounting Policies” included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2013.

Results of Operations

The following table summarizes the results of our operations for the first three and six months of  fiscal years 2014 and 2013 as a percentage of net sales.  All percentage amounts were calculated using the underlying data in thousands, unaudited:

	Three Months Ended		Six Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Net sales	100%	100%	100%	100%
Gross margin	52%	52%	52%	52%
Research and development	15%	15%	17%	18%
Selling, general and administrative	10%	11%	11%	13%
Patent infringement settlements, net	0%	0%	0%	0%
Restructuring and other, net	0%	0%	0%	0%
Income from operations	27%	26%	24%	21%
Interest income, net	0%	0%	0%	0%
Other expense, net	0%	0%	0%	0%
Income before income taxes	27%	26%	24%	21%
Provision for income taxes	10%	8%	8%	7%
Net income	17%	18%	16%	14%

Net Sales

Net sales for the second quarter of fiscal year 2014 decreased $3.1 million, or 2 percent to $190.7 million from $193.8 million in the second quarter of fiscal year 2013.  Net sales from our audio products increased $2.0 million, or 1 percent, primarily due to higher sales volume partially offset by lower average selling price (“ASPs”) in portable audio in the current quarter versus the same time period in the prior fiscal year.  Energy product sales decreased $5.1 million, or 32 percent, during the second quarter of fiscal year 2014 versus the comparable quarter of the prior fiscal year due primarily to the absence of revenue related to the Apex Precision Power products, which were included as part of the August 17, 2012 sale of certain assets.  The decrease was coupled with sales reductions of our seismic, power meter and DC/Amp products.  For further information on the asset sale described above, please refer to Note 7 of our Form 10-K for the year ended March 30, 2013.

Net sales for the first six months of fiscal year 2014 increased $53.0 million, or 18 percent to $345.8 million from $292.8 million for the first six months of fiscal year 2013.  Net sales from our audio products increased $64.9 million, or 25 percent, primarily due to higher sales volume partially offset by lower ASPs in portable audio for the six months ended September 28, 2013 versus the same time period in the prior fiscal year.  Energy product sales decreased $11.9 million, or 35 percent, due primarily to the absence of revenue related to the Apex Precision Power products, which were included as part of the August 17, 2012 sale of certain assets.  The decrease was coupled with sales reductions of our seismic, power meter and DC/Amp products.  For further information on the asset sale described above, please refer to Note 7 of our Form 10-K for the year ended March 30, 2013.

Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 95 percent and 93 percent of net sales during the second quarter of each of fiscal years 2014 and 2013, respectively.  For the first six months of fiscal years 2014 and 2013, export sales, principally to Asia, were 94 percent and 91 percent, respectively.  Our sales are denominated primarily in U.S. dollars.  As a result, we have not entered into foreign currency hedging contracts.

Since the components we produce are largely proprietary and generally not available from second sources, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, from an external sales representative or distributor, or through a third party manufacturer contracted to produce their designs.  For the second quarter of fiscal years 2014 and 2013, our ten largest end customers represented approximately

89 percent and 87 percent of our sales, respectively.  For the first six months of fiscal years 2014 and 2013, our ten largest end customers represented approximately 88 percent and 80 percent of our sales, respectively.

We had one end customer, Apple Inc. that purchased through multiple contract manufacturers and represented approximately 80 percent and 79 percent of the Company’s total sales for the second quarter of fiscal years 2014 and 2013, respectively.  This same customer represented approximately 79 percent and 72 percent of the Company’s total sales for the first six months of fiscal years 2014 and 2013, respectively.

None of our distributors represented more than 10 percent of our sales for the three or six month periods ending September 28, 2013 and September 29, 2012.

For more information, please see Part II—Item 1A—“We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales or profitability.”

No other end customer or distributor represented more than 10 percent of net sales for the three or six month periods ending September 28, 2013 and September 29, 2012.

Gross Margin

Gross margin was 52.2 percent in the second quarter of fiscal year 2014, up from 51.7 percent in the second quarter of fiscal year 2013.  The year-over-year increase in gross margin is the net result of the release of previously reserved inventory and credits from our vendors, partially offset by pricing changes in the current quarter.

Gross margin was 51.7 percent for the first six months of fiscal year 2014, down from 52.4 percent for the first six months of fiscal year 2013.  The decrease for the six months ended September 28, 2013, is attributable to pricing changes,  partially offset by gross margin increases from the release of previously reserved inventory and vendor credits.

Research and Development Expense

Research and development expense for the second quarter of fiscal year 2014 was $29.7 million, an increase of $0.2 million, or less than 1 percent, from $29.5 million in the second quarter of fiscal year 2013.  This increase was primarily due to a  slight increase in research and development headcount and associated employee-related expenses as well as increased expenses related to CAD software investments.

Research and development expense for the first six months of fiscal year 2014 was $58.3 million, an increase of $3.9 million, or 7 percent, from $54.4 million in the first six months of fiscal year 2013. This increase was primarily due to an increase in research and development headcount of 3 percent and the associated product development and employee-related expenses.  This increase was partially offset by the decrease in research and development expense following the restructuring discussed in Note 9 of our Form 10-K for the year ended March 30, 2013.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense for the second quarter of fiscal year 2014 was $19.2 million, a decrease of $1.0 million, or 5 percent, from $20.2 million in the second quarter of fiscal year 2013.  The decrease was primarily attributable to a decrease in SG&A headcount of 2 percent and associated employee-related expenses, partially offset by a slight increase in outside professional fees.

SG&A expense in the first six months of fiscal year 2014 was $38.4 million, an increase of $0.1 million, or less than 1 percent, from $38.3 million in the first six months of fiscal year 2013.  The year over year increase in SG&A expense was relatively flat.  External professional expenses increased for the period, offset by a 6 percent decrease in headcount and related expenses.

Patent Infringement Settlements, net

The Company recorded a $0.7 million expense in the first quarter of fiscal year 2014 in connection with the settlement of the U.S. Ethernet Innovations, LLC case discussed in Note 9 – Legal Matters.  This item is presented as a separate line item within operating expenses in the consolidated condensed statements of comprehensive income.

Restructuring and Other, net

A restructuring charge of $3.5 million was recorded in the third quarter of fiscal year 2013 related to the close of the Company’s Tucson, Arizona design center.  For the three and six months ended September 28, 2013, the Company reported a credit of $0.2 million and $0.6 million, respectively, related to changes in estimates for the facility, due to a new sublease on the vacated property.  This is presented as a separate line item in the consolidated condensed statements of comprehensive income within operating expenses.

Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.  Our income tax expense is primarily a non-cash charge due to the utilization of U.S. net operating losses.

The following table presents the provision for income taxes and the effective tax rates (in thousands):

	Three Months Ended		Six Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Income before income taxes	$50,828	$50,516	$82,474	$61,091
Provision for income taxes	$17,461	$15,067	$28,465	$18,715
Effective tax rate	34.4%	29.8%	34.5%	30.6%

Our income tax expense for the second quarter and first six months of fiscal year 2014 was slightly below the federal statutory rate primarily due to the effect of the federal research development credit which was extended through December 31, 2013 by the American Taxpayer Relief Act of 2012 which was enacted on January 2, 2013.  Our income tax expense for the second quarter and first six months of fiscal year 2013 was below the federal statutory rate primarily due to the release of valuation allowance on the Company’s deferred tax assets in the second quarter of fiscal year 2013.  The release was due to the sale of assets to Apex, which generated sufficient capital gain to utilize a capital loss carry forward that was previously expected to expire unutilized.

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

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain current assets and current liabilities.  Our operational cash flows are affected by the ability of our operations to generate cash, and our management of our assets and liabilities, including both working capital and long-term assets and liabilities.  Net cash provided by operating activities was $91.1 million for the first six months of fiscal year 2014 as compared to a use of $48.8 million in operating activities for the corresponding period of fiscal year 2013.  The source of cash in operations during the current period was primarily related to the cash components of our net income.  The primary use of cash in operations during the corresponding period of fiscal year 2013 was primarily related to a  $126.8 million net decrease in working capital, offset by the cash components of our net income.  Working capital fluctuates depending on end-market demand and our management of certain items such as receivables, inventory and payables.  In times of anticipated escalating demand, our working capital requirements increase as we purchase additional manufacturing materials and increase production; this activity increased our inventory balances significantly in the first and second quarters of fiscal year 2013.

Net cash used in investing activities was $77.6 million during the first six months of fiscal year 2014 as compared to $43.4 million provided by investing activities during the first six months of fiscal year 2013.  The decrease is primarily a result of net purchases of marketable securities of $69.3 million and $8.2 million for the purchase of property, equipment and software.  For the corresponding period in fiscal year 2013, we received net proceeds from the sale of marketable securities of $52.1 million and $22.2 million in proceeds from the Apex sale, offset by capital expenditures of $31.4 million.  Of this amount, we utilized approximately $22 million in headquarters facility construction costs and $7 million for testing-related equipment for our products for the prior period.

Net cash used in financing activities was $11.0 million during the first six months of fiscal year 2014 as compared to a source of cash of $7.3 million during the first six months of fiscal year 2013.  The cash used during the first six months of fiscal year 2014 was due to the stock repurchase (discussed in Note 10) of $12.7 million, partially offset by proceeds of $1.6 million from the issuance of common stock, net of shares withheld for taxes.  The cash provided during the first six months of fiscal year 2013 was due to the issuance of common stock, net of shares withheld for taxes.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon the evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 28, 2013 at the reasonable assurance level.

Changes in control over financial reporting

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings concerning matters arising in connection with the conduct of our business activities.  We regularly evaluate the status of legal proceedings in which we are involved in order to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred and determine if accruals are appropriate.  We further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made.

On June 4, 2012, U.S. Ethernet Innovations, LLC (the “Plaintiff”) filed suit against Cirrus Logic and two other defendants in the U.S. District Court, Eastern District of Texas.  The Plaintiff alleges that Cirrus Logic infringed four U.S. patents relating to Ethernet technology.  In its complaint, the Plaintiff indicated that it is seeking unspecified monetary damages, including up to treble damages for willful infringement.  We answered the complaint on June 29, 2012 denying the allegations of infringement and seeking a declaratory judgment that the patents in suit were invalid and not infringed.  The parties entered into a settlement agreement on May 30, 2013.  In exchange for a full release of claims as it relates to the asserted patent, we paid the Plaintiff $0.7 million.  This amount is recorded as a separate line item on the consolidated condensed statements of comprehensive income under the caption “Patent infringement settlements, net”.

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

On February 4, 2013, a purported shareholder filed a class action complaint in the U.S. District Court, Southern District of New York against the Company and two of the Company’s executives (the “Securities Case”).  Koplyay v. Cirrus Logic, Inc., et al. Civil Action No. 13-CV-0790.  The complaint alleges that the defendants violated the federal securities laws by making materially false and misleading statements regarding our business results between July 31, 2012, and October 31, 2012, and seeks unspecified damages along with plaintiff’s costs and expenses, including attorneys’ fees.  A second complaint was filed on April 13, 2013, by a different purported shareholder, in the same Court, setting forth substantially the same allegations.  On April 19, 2013, the Court appointed the plaintiff and counsel in the first class action complaint as the lead plaintiff and lead counsel.  The lead plaintiff filed an amended complaint on May 1, 2013, including substantially the same allegations as the original complaint.  On May 24, 2013, the

Company filed a motion to dismiss the amended complaint for failure to state a claim.  The parties completed the briefing on that motion on June 16, 2013.

On April 13, 2013, another purported shareholder filed a shareholder derivative complaint against several of our current officers and directors in the District Court of Travis County, Texas, 53rd Judicial District. Graham, derivatively on behalf of Cirrus Logic, Inc. v. Rhode, et al., Cause No. D-1-GN-13-001285.  In this complaint, the plaintiff makes allegations similar to those presented in the Securities Case, but the plaintiff asserts various state law causes of action, including claims of breach of fiduciary duty and unjust enrichment.  The Company is named solely as a nominal defendant against whom no recovery is sought.  On May 16, 2013, the Court granted the parties’ joint motion to temporarily defer prosecution of this case until certain events occur in the Securities Case described above.

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

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer,  or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business.  For the first six months of fiscal years 2014 and 2013, our ten largest end customers represented approximately 88 percent and 80 percent of our sales, respectively.  We had one end customer, Apple Inc. that purchased through multiple contract manufacturers and represented approximately 79 percent and 72 percent of the Company’s total sales for the first six months of fiscal years 2014 and 2013, respectively.

We had no distributors that represented more than 10 percent of net sales for the six month periods ending September 28, 2013 or September 29, 2012.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended September 28, 2013 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
June 30, 2013 - July 27, 2013	-	$-	-	$-
July 28, 2013 - August 24, 2013	310	20.73	310	107,959
August 25, 2013 - September 28, 2013	291	21.43	291	101,728
Total	601	$21.07	601	$101,728

(1)

On November 20, 2012, we announced that our Board of Directors authorized a share repurchase program of up to $200 million of the Company’s common stock.  The repurchases were to be funded from existing cash and were intended to be effected from time to time in accordance with applicable securities laws through the open market or in privately negotiated transactions.  The timing of the repurchases and the actual amount purchased depend on a variety of factors including the market price of the Company’s shares, general market and economic conditions, and other corporate considerations.  The program does not have an expiration date, does not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company's discretion.  The Company repurchased 0.6 million shares of its common stock for $12.7 million during the second quarter of fiscal year 2014.  All of these shares were repurchased in the open market and were funded from existing cash.  All shares of our common stock that were repurchased were retired as of September 28, 2013.

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

(1)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 22, 2001 (Registration No. 000-17795).
(2)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the Commission on September 20, 2013 (Registration No. 000-17795).

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index list noted above and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRRUS LOGIC, INC.

Date:	October 29, 2013	By: /s/ Thurman K. Case
Thurman K. Case
Chief Financial Officer and Chief Accounting Officer