Form 10-Q
period 2013-12-28
CIRRUS LOGIC INC
filed 2014-01-28
CIK 772406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28,  2013

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of January 24,  2014 was 62,318,377.

CIRRUS LOGIC, INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED DECEMBER 28,  2013

Part I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	December 28,	March 30,
	2013	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$74,690	$66,402
Marketable securities	215,792	105,235
Accounts receivable, net	109,535	69,289
Inventories	69,985	119,300
Deferred tax assets	33,155	64,937
Other current assets	25,662	19,371
Total current assets	528,819	444,534

Long-term marketable securities	37,115	64,910
Property and equipment, net	102,542	100,623
Goodwill and intangibles, net	29,762	10,677
Deferred tax assets	17,354	16,671
Other assets	6,848	13,932
Total assets	$722,440	$651,347

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$60,493	$60,827
Accrued salaries and benefits	13,937	16,592
Deferred income	4,998	4,956
Other accrued liabilities	12,881	10,704
Total current liabilities	92,309	93,079

Long-term liabilities	5,108	10,094

Stockholders' equity:
Capital stock	1,069,113	1,041,834
Accumulated deficit	(443,322)	(492,741)
Accumulated other comprehensive loss	(768)	(919)
Total stockholders' equity	625,023	548,174
Total liabilities and stockholders' equity	$722,440	$651,347

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2013	2012	2013	2012
Net sales	$218,883	$310,133	$564,679	$602,913
Cost of sales	115,034	152,083	281,884	291,336
Gross profit	103,849	158,050	282,795	311,577
Operating expenses
Research and development	32,426	29,608	90,678	83,986
Selling, general and administrative	18,625	19,021	57,038	57,274
Patent infringement settlements, net	-	-	695	-
Restructuring and other, net	12	3,292	(572)	3,292
Total operating expenses	51,063	51,921	147,839	144,552
Income from operations	52,786	106,129	134,956	167,025
Interest income, net	222	76	581	334
Other expense, net	(45)	(31)	(100)	(94)
Income before income taxes	52,963	106,174	135,437	167,265
Provision for income taxes	11,463	38,312	39,928	57,027
Net income	41,500	67,862	95,509	110,238
Change in unrealized gain (loss) on marketable securities, net of tax	(42)	(30)	151	(11)
Comprehensive income	$41,458	$67,832	$95,660	$110,227

Basic earnings per share	$0.66	$1.04	$1.51	$1.70
Diluted earnings per share	$0.63	$0.99	$1.45	$1.60
Basic weighted average common shares outstanding	62,854	65,055	63,170	64,859
Diluted weighted average common shares outstanding	65,368	68,866	65,894	68,946

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Nine Months Ended
	December 28,	December 29,
	2013	2012
Cash flows from operating activities:
Net income	$95,509	$110,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,846	10,040
Stock compensation expense	17,713	15,760
Deferred income taxes	36,914	52,602
(Gain) loss on retirement or write-off of long-lived assets	165	(342)
Excess tax benefit related to the exercise of employee stock options	(5,113)	-
Other non-cash charges	3,996	2,872
Net change in operating assets and liabilities:
Accounts receivable, net	(39,500)	(126,626)
Inventories	49,315	(83,329)
Other assets	(5,785)	(2,270)
Accounts payable and other accrued liabilities	(1,062)	53,116
Deferred income	27	(1,649)
Income taxes payable	-	(35)
Net cash provided by operating activities	163,025	30,377

Cash flows from investing activities:
Proceeds from sale of available for sale marketable securities	69,394	96,139
Purchases of available for sale marketable securities	(152,005)	(38,076)
Purchases of property, equipment and software	(12,785)	(51,405)
Acquisition of Acoustic Technologies, net of cash obtained	(20,432)	-
Proceeds from sale of Apex assets	-	22,220
(Increase) decrease in deposits and other assets	(2,385)	493
Net cash (used in) provided by investing activities	(118,213)	29,371

Cash flows from financing activities:
Issuance of common stock, net of shares withheld for taxes	754	9,563
Repurchase and retirement of common stock	(42,391)	(47,856)
Excess tax benefit related to the exercise of employee stock options	5,113	-
Net cash used in financing activities	(36,524)	(38,293)

Net increase in cash and cash equivalents	8,288	21,455

Cash and cash equivalents at beginning of period	66,402	65,997
Cash and cash equivalents at end of period	$74,690	$87,452

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.     Basis of Presentation

The consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. (“Cirrus Logic,” “we,” “us,” “our,” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  The accompanying unaudited consolidated condensed financial statements do not include complete footnotes and financial presentations.  As a result, these financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended March 30, 2013, included in our Annual Report on Form 10-K filed with the Commission on May 29, 2013.  In our opinion, the financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented.  The preparation of financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities.  Actual results could differ from those estimates and assumptions.  Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.

2.     Marketable Securities

The Company’s investments that have original maturities greater than 90 days have been classified as available-for-sale securities in accordance with U.S. GAAP.  Marketable securities are categorized on the consolidated condensed balance sheet as short- and long-term marketable securities, as appropriate.

The following table is a summary of available-for-sale securities at December 28, 2013 (in thousands):

				Estimated
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
As of December 28, 2013	Cost	Gains	Losses	Amount)
Corporate debt securities	$174,157	$57	$(74)	$174,140
U.S. Treasury securities	43,722	8	(5)	43,725
Agency discount notes	4,014	2	-	4,016
Commercial paper	31,012	14	-	31,026
Total securities	$252,905	$81	$(79)	$252,907

The Company’s specifically identified gross unrealized losses of $79 thousand relates to 47 different securities with total amortized cost of approximately  $131.6 million at December  28, 2013.  Because the Company does not intend to sell the investments at a loss and the Company will not be required to sell the investments before recovery of its amortized cost basis, it did not consider the investment in these securities to be other-than-temporarily impaired at December 28, 2013.  Further, the securities with gross unrealized losses had been in a continuous unrealized loss position for less than 12 months as of December 28, 2013.

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

The cost and estimated fair value of available-for-sale securities by contractual maturities were as follows (in thousands):

	December 28, 2013		March 30, 2013
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$215,742	$215,792	$105,290	$105,235
After 1 year	37,163	37,115	65,004	64,910
Total	$252,905	$252,907	$170,294	$170,145

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

The Company’s investment portfolio assets consist of corporate debt securities, money market funds, U.S. Treasury securities, obligations of certain U.S. government-sponsored enterprises, and commercial paper, and are reflected on our consolidated condensed balance sheets under the headings cash and cash equivalents, marketable securities, and long-term marketable securities.  The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.

As of  December 28, 2013, the Company classified its investment portfolio assets as Level 1 or Level 2 inputs.  The Company has no Level 3 assets.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three month period ending December 28, 2013.

The fair value of our financial assets at  December 28, 2013, was determined using the following inputs (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$34,949	$-	$-	$34,949
Commercial paper	-	3,100	-	3,100
	$34,949	$3,100	$-	$38,049

Available-for-sale securities
Corporate debt securities	$-	$174,140	$-	$174,140
U.S. Treasury securities	43,725	-	-	43,725
Agency discount notes	-	4,016	-	4,016
Commercial paper	-	31,026	-	31,026
	$43,725	$209,182	$-	$252,907

The fair value of our financial assets at March 30, 2013, was determined using the following inputs (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$54,762	$-	$-	$54,762
Commercial paper	-	1,500	-	1,500
	$54,762	$1,500	$-	$56,262

Available-for-sale securities
Corporate debt securities	$-	$94,667	$-	$94,667
U.S. Treasury securities	34,381	-	-	34,381
Agency discount notes	-	1,027	-	1,027
Commercial paper	-	40,070	-	40,070
	$34,381	$135,764	$-	$170,145

4.     Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	December 28,	March 30,
	2013	2013
Gross accounts receivable	$109,834	$69,590
Allowance for doubtful accounts	(299)	(301)
Accounts receivable, net	$109,535	$69,289

5.     Inventories

Inventories are comprised of the following (in thousands):

	December 28,	March 30,
	2013	2013
Work in process	$40,949	$34,169
Finished goods	29,036	85,131
	$69,985	$119,300

6.     Restructuring Costs

In the third quarter of fiscal year 2013, the Company committed to a plan to close its Tucson, Arizona design center and move those operations to the Company’s headquarters in Austin, Texas.  As a result, the Company incurred a restructuring charge for relocation, severance-related items and facility-related costs to operating expenses totaling $3.5 million in the third quarter of fiscal year 2013.  For the three months ended December 28, 2013, the Company reported an insignificant charge and for the nine months ended December 28, 2013, the Company reported a credit of approximately $0.6 million, respectively, related to changes in estimates for the facility, due to a new sublease on the vacated property.  This information, along with asset sale activities described in Note 7 of our Form 10-K for the year ended March 30, 2013,   is presented as a separate line item on the consolidated condensed statements of comprehensive income in operating expenses under the caption “Restructuring and other, net.”

Of the net $2.9 million expense incurred, approximately $2.4 million has been completed, and consisted of severance and relocation-related costs of approximately $1.2 million, an asset impairment charge of approximately $1.0 million, and facility-related costs of approximately $0.2 million.    As of December 28, 2013, we have a remaining restructuring accrual of $0.5  million, included in “Other accrued liabilities” and “Long-term liabilities” on the consolidated condensed balance sheet, which will continue to be completed through calendar year 2015.

7.    Acquisition

On October 1, 2013, the Company acquired 100 percent of the outstanding equity of Acoustic Technologies, Inc. (“Acoustic”), a privately held company.  The Mesa, Ariz.,-based firm is a leader in embedded firmware voice processing technology, including noise reduction, echo cancelation and voice enhancement.  This strategic acquisition enhances the Company’s technology and software expertise in our portable audio applications.

The Company acquired Acoustic for approximately $20.4 million net and recorded the purchase using the acquisition method of accounting.  This method allows for the recognition of the assets acquired and liabilities assumed at their fair values as of the acquisition date.  The Company is continuing to evaluate the fair values of the consideration transferred, assets acquired and liabilities assumed and expects to complete its purchase price allocation by the end of fiscal year 2014.

The consolidated condensed statements of comprehensive income presented include Acoustic’s results of operations beginning on the date of the acquisition.  Pro forma information related to this acquisition has not been presented because it would not be materially different from amounts reported.

8.    Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits. Our income tax expense is primarily a non-cash charge due to the utilization of U.S. net operating losses.

The following table presents the provision for income taxes and the effective tax rates (in thousands):

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2013	2012	2013	2012
Income before income taxes	$52,963	$106,174	$135,437	$167,265
Provision for income taxes	$11,463	$38,312	$39,928	$57,027
Effective tax rate	21.6%	36.1%	29.5%	34.1%

Our income tax expense for the third quarter and first nine months of fiscal year 2014 was below the federal statutory rate primarily due to the effect of a tax benefit of $6.3 million provided by the Extraterritorial Income Exclusion Act, an elective provision of the Internal Revenue Code.  Another factor causing our tax expense to be below the federal statutory rate was the federal research development credit, which was extended through December 31, 2013 by the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013.   Our income tax expense for the third quarter of fiscal year 2013 was slightly above the federal statutory rate primarily due to the effect of state income taxes and nondeductible expenses.  Our income tax expense for the first nine months of fiscal year 2013 was below the federal statutory rate primarily due to the release of valuation allowance on the Company’s deferred tax assets in the second quarter of fiscal year 2013.  The release was due to the sale of assets of Apex Microtechnology (“Apex”), which generated sufficient capital gain to utilize a capital loss carry forward that was previously expected to expire unutilized.

We had no unrecognized tax benefits as of December 28, 2013.  The Company does not believe that its unrecognized tax benefits will significantly increase or decrease during the next 12 months.

We accrue interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.  As of December 28, 2013, the balance of accrued interest and penalties was zero.  No interest or penalties were incurred during the first nine months of fiscal year 2014 or 2013.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions.  Fiscal years 2011 through 2013 remain open to examination by the major taxing jurisdictions to which we are subject.

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

The following table details the calculation of basic and diluted earnings per share for the three and nine months ended December  28, 2013 and December 29, 2012 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Numerator:
Net income	$41,500	$67,862	$95,509	$110,238
Denominator:
Weighted average shares outstanding	62,854	65,055	63,170	64,859
Effect of dilutive securities	2,514	3,811	2,724	4,087
Weighted average diluted shares	65,368	68,866	65,894	68,946
Basic earnings per share	$0.66	$1.04	$1.51	$1.70
Diluted earnings per share	$0.63	$0.99	$1.45	$1.60

The weighted outstanding options excluded from our diluted calculation for the three and nine months ended December  28, 2013, were 1,226,000, and 1,305,000, respectively.  The weighted outstanding options excluded from our diluted calculation for the three and nine months ended December 29, 2012, were 924,000 and 309,000, respectively.  These options were excluded as the exercise price exceeded the average market price during the periods.

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

On June 4, 2012, U.S. Ethernet Innovations, LLC (the “Plaintiff”) filed suit against Cirrus Logic and two other defendants in the U.S. District Court, Eastern District of Texas.  The Plaintiff alleges that Cirrus Logic infringed four U.S. patents relating to Ethernet technology.  In its complaint, the Plaintiff indicated that it is seeking unspecified monetary damages, including up to treble damages for willful infringement.  We answered the complaint on June 29, 2012, denying the allegations of infringement and seeking a declaratory judgment that the patents in suit were invalid and not infringed.  The parties entered into a settlement agreement on May 30, 2013.  In exchange for a full release of claims as it relates to the asserted patent, we paid the Plaintiff $0.7 million.  This amount is recorded as a separate line item on the consolidated condensed statements of comprehensive income under the caption “Patent infringement settlements, net.”

On February 4, 2013, a purported shareholder filed a class action complaint in the U.S. District Court, Southern District of New York against the Company and two of the Company’s executives (the “Securities Case”). Koplyay v. Cirrus Logic, Inc., et al., Civil Action No. 13-CV-0790. The complaint alleges that the defendants violated the federal securities laws by making materially false and misleading statements regarding our business results between July 31, 2012, and October 31, 2012, and seeks unspecified damages along with plaintiff’s costs and expenses, including attorneys’ fees.  A second complaint was filed on April 13, 2013, by a different purported shareholder, in the same Court, setting forth substantially the same allegations.  On April 19, 2013, the Court appointed the plaintiff and counsel in the first class action complaint as the lead plaintiff and lead counsel.  The lead plaintiff filed an amended complaint on May 1, 2013, including substantially the same allegations as the original complaint.  On May 24, 2013, the Company filed a motion to dismiss the amended complaint for failure to state a claim.  On December 2, 2013, the Court granted the Company’s motion and dismissed the case with prejudice.  The plaintiff did not appeal the Court’s order and the case has concluded.

For the case described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought or specified; (iii) damages are unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties.  For this case, however, management does not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on our financial condition.  However, the ultimate resolutions of theis proceeding and matters are inherently difficult to predict; as such, our operating results could be materially affected  by the unfavorable resolution of this proceeding or matters for any particular period, depending, in part, upon the operating results for such period.  We intend to vigorously defend ourselves against the allegations made in the legal case described below.

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

11.   Stockholders’ Equity

Common Stock

The Company issued a net 0.8 million and 1.1 million shares of common stock for the three and nine month periods ending December 28, 2013, respectively, in connection with stock issuances during the respective periods pursuant to our 2006 Stock Incentive Plan.  The Company issued a net 0.3 million and 1.4 million shares of common stock for the three and nine month periods ending December  29, 2012, respectively,  in connection with stock issuances during the respective periods pursuant to our 2006 Stock Incentive Plan.

Share Repurchase Program

On November 20, 2012, we announced that our Board of Directors authorized a share repurchase program of up to $200 million of the Company’s common stock.  Since inception, $128.0 million of the Company’s common stock has been repurchased under the plan, leaving $72.0 million available for repurchase under this plan as of December 28, 2013.  During the three months ended December 28, 2013, the Company repurchased 1.5 million shares of its common stock for $29.7 million, at an average cost of $19.37.  The Company repurchased 2.1 million shares of its common stock for $42.4 million during the nine months ended December 28, 2013, at an average cost of $19.85 per share.  During fiscal year 2013, the Company repurchased 3.0 million shares of its common stock for a total of $85.6 million.  All of these shares were repurchased in the open market and were funded from existing cash.  All shares of our common stock that were repurchased were retired as of December 28, 2013.

12.   Segment Information

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

Revenues from our product lines are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2013	2012	2013	2012
Audio Products	$206,388	$300,010	$529,966	$558,671
Energy Products	12,495	10,123	34,713	44,242
	$218,883	$310,133	$564,679	$602,913

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read along with the unaudited consolidated condensed financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 30, 2013, contained in our fiscal year 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on May 29, 2013.  We maintain a web site at investor.cirrus.com,  which makes available free of charge our most recent annual report and all other filings we have made with the Commission.

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

There were no material changes in the first nine months of fiscal year 2014 to the information provided under the heading “Critical Accounting Policies” included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2013.

Results of Operations

The following table summarizes the results of our operations for the first three and nine months of  fiscal years 2014 and 2013 as a percentage of net sales.  All percentage amounts were calculated using the underlying data in thousands, unaudited:

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2013	2012	2013	2012
Net sales	100%	100%	100%	100%
Gross margin	47%	51%	50%	52%
Research and development	15%	10%	16%	14%
Selling, general and administrative	8%	6%	10%	9%
Patent infringement settlements, net	0%	0%	0%	0%
Restructuring and other, net	0%	1%	0%	1%
Income from operations	24%	34%	24%	28%
Interest income, net	0%	0%	0%	0%
Other expense, net	0%	0%	0%	0%
Income before income taxes	24%	34%	24%	28%
Provision for income taxes	5%	12%	7%	10%
Net income	19%	22%	17%	18%

Net Sales

Net sales for the third quarter of fiscal year 2014 decreased $91.2 million, or 29 percent, to $218.9 million from $310.1 million in the third quarter of fiscal year 2013.  Net sales from our audio products decreased $93.6 million, or 31 percent, primarily due to lower average selling prices (“ASPs”) in portable audio in the current quarter versus the same time period in the prior fiscal year.  Energy product sales increased  $2.4 million, or 23 percent, during the third quarter of fiscal year 2014 versus the comparable quarter of the prior fiscal year due primarily due to increased SAR  (Successive Approximation Register), power meter and energy management product sales.

Net sales for the first nine months of fiscal year 2014 decreased $38.2 million, or 6 percent, to $564.7 million from $602.9 million for the first nine months of fiscal year 2013.  Net sales from our audio products decreased $28.7 million, or 5 percent, primarily due to lower ASPs in portable audio for the nine months ended December 28, 2013 versus the same time period in the prior fiscal year.  Energy product sales decreased $9.5 million, or 22 percent, due primarily to the absence of revenue related to the Apex Precision Power products, which were included as part of the August 17, 2012 sale of certain assets.  The decrease was coupled with sales reductions of our seismic, DC/Amp and power meter products.  For further information on the asset sale described above, please refer to Note 7 of our Form 10-K for the year ended March 30, 2013.

Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 95 percent and 97 percent of net sales during the third quarter of each of fiscal years 2014 and 2013, respectively.  For the first nine months of fiscal years 2014 and 2013, export sales, principally to Asia, were 95 percent and 94 percent, respectively.  Our sales are denominated primarily in U.S. dollars.  As a result, we have not entered into foreign currency hedging contracts.

Since the components we produce are largely proprietary and generally not available from second sources, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, from an external sales representative or distributor, or through a third party manufacturer contracted to produce their designs.  For the third quarter of fiscal years 2014 and 2013, our ten largest end customers represented approximately 90 percent and 94 percent of our net sales, respectively.  For the first nine months of fiscal years 2014 and 2013, our ten largest end customers represented approximately 89 percent and 88 percent, respectively, of our net sales.

We had one end customer, Apple Inc. that purchased through multiple contract manufacturers and represented approximately 84 percent and 91 percent of the Company’s total net sales for the third quarter of fiscal years 2014 and 2013, respectively.  This same customer represented approximately 81 percent and 82 percent of the Company’s total sales for the first nine months of fiscal years 2014 and 2013, respectively.

None of our distributors represented more than 10 percent of our sales for the three or nine month periods ending December 28, 2013 and December 29, 2012.

For more information, please see Part II—Item 1A—“We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales or profitability.”

No other end customer or distributor represented more than 10 percent of net sales for the three or nine month periods ending December 28, 2013 and December 29, 2012.

Gross Margin

Gross margin was 47.4 percent in the third quarter of fiscal year 2014, down from 51.0 percent in the third quarter of fiscal year 2013.  The year-over-year decrease in gross margin was primarily due to pricing changes and fluctuations in product mix in the current quarter, partially offset by the absence of reserve charges that were taken in the third quarter of fiscal year 2013.

Gross margin was 50.1 percent for the first nine months of fiscal year 2014, down from 51.7 percent for the first nine months of fiscal year 2013.  The decrease for the nine months ended December 28, 2013, was attributable to pricing changes and fluctuations in product mix, partially offset by gross margin increases from the release of previously reserved inventory and vendor credits.

Research and Development Expense

Research and development expense for the third quarter of fiscal year 2014 was $32.4 million, an increase of $2.8 million, or 10 percent, from $29.6 million in the third quarter of fiscal year 2013.  This increase was primarily due to a  21 percent increase in research and development headcount and associated employee-related expenses, as well as increased expenses related to CAD software investments.  These increases were partially offset by a decrease in product development expenses for the period.

Research and development expense for the first nine months of fiscal year 2014 was $90.7 million, an increase of $6.7 million, or 8 percent, from $84.0 million in the first nine months of fiscal year 2013.  This increase was primarily due to the growth in research and development headcount and expenses discussed above.  These increases  were partially offset by a  decrease in product development expense.  Further, expenses were lower due to the restructuring discussed in Note 9 of our Form 10-K for the year ended March 30, 2013.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense for the third quarter of fiscal year 2014 was $18.6 million, a decrease of $0.4 million, or 2 percent, from $19.0 million in the third quarter of fiscal year 2013.  The decrease was primarily attributable to a reduction in variable compensation and employee events expense,  despite a slight increase in SG&A headcount.

SG&A expense in the first nine months of fiscal year 2014 was $57.0 million, a decrease of $0.3 million, or less than 1 percent, from $57.3 million in the first nine months of fiscal year 2013.  External professional expenses increased during the period, offset by decreases in variable compensation and employee events expense.

Patent Infringement Settlements, net

The Company recorded a $0.7 million expense in the first quarter of fiscal year 2014 in connection with the settlement of the U.S. Ethernet Innovations, LLC case discussed in Note 10 – Legal Matters.  This item is presented as a separate line item within operating expenses in the consolidated condensed statements of comprehensive income.

Restructuring and Other, net

A restructuring charge of $3.5 million was recorded in the third quarter of fiscal year 2013 related to the close of the Company’s Tucson, Arizona design center.  For the nine months ended December 28, 2013, the Company reported a net credit of $0.6 million, related  primarily to changes in estimates for the facility, due to a new sublease on the vacated property.  This information, along with asset sale activities described in Note 7 of our Form 10-K for the year ended March 30, 2013, is presented as a separate line item in the consolidated condensed statements of comprehensive income within operating expenses.

Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.  Our income tax expense is primarily a non-cash charge due to the utilization of U.S. net operating losses.

The following table presents the provision for income taxes and the effective tax rates (in thousands):

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2013	2012	2013	2012
Income before income taxes	$52,963	$106,174	$135,437	$167,265
Provision for income taxes	$11,463	$38,312	$39,928	$57,027
Effective tax rate	21.6%	36.1%	29.5%	34.1%

Our income tax expense for the third quarter and first nine months of fiscal year 2014 was below the federal statutory rate primarily due to the effect of a tax benefit of $6.3 million provided by the Extraterritorial Income Exclusion Act, an elective provision of the Internal Revenue Code.  Another factor causing our tax expense to be below the federal statutory rate was the federal research development credit, which was extended through December 31, 2013 by the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013.   Our income tax expense for the third quarter of fiscal year 2013 was slightly above the federal statutory rate primarily due to the effect of state income taxes and nondeductible expenses.  Our income tax expense for the first nine months of fiscal year 2013 was below the federal statutory rate primarily due to the release of valuation allowance on the Company’s deferred tax assets in the second quarter of fiscal year 2013.  The release was due to the sale of assets of Apex, which generated sufficient capital gain to utilize a capital loss carry forward that was previously expected to expire unutilized.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, capital expenditures, share repurchases, investments in marketable securities, and strategic acquisitions.  Our principal sources of liquidity are cash on hand, cash generated from operations, cash generated from the sale and maturity of marketable securities, and funds from equity issuances.

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain current assets and current liabilities.  Our operational cash flows are affected by the ability of our operations to generate cash, and our management of our assets and liabilities, including both working capital and long-term assets and liabilities.  Net cash provided by operating activities was $163.0 million for the first nine months of fiscal year 2014 as compared to $30.4 million in operating activities for the corresponding period of fiscal year 2013.  The source of cash in operations during the current period was primarily related to the cash components of our net income.  The primary source of cash in operations during the corresponding period of fiscal year 2013 was primarily related to the cash components of our net income, offset by a $160.8 million net decrease in working capital.  Working capital fluctuates depending on end-market demand and our management of certain items such as receivables, inventory and payables.  In anticipation of growing demand, our working capital requirements increase as we purchase additional manufacturing materials and escalate production; as a result of this activity our inventory balances increased significantly in the first and second quarters of fiscal year 2013.

Net cash used in investing activities was $118.2 million during the first nine months of fiscal year 2014 as compared to $29.4 million provided by investing activities during the first nine months of fiscal year 2013.  The decrease is primarily a result of net purchases of marketable securities of $82.6 million and $12.8 million for the purchase of property, equipment and software.  Additionally, the Company acquired Acoustic Technologies, Inc. for $20.6 million in the current period.  For the corresponding period in fiscal year 2013, we received net proceeds from the sale of marketable securities of $58.1 million, and $22.2 million in proceeds from the Apex sale, offset by capital expenditures of $51.4 million.  Of the prior period capital expenditures,  approximately $25 million was utilized for expenses related to the construction of our headquarters facility, $11 million for the purchase of new land and buildings in Austin, and $7 million for testing-related equipment for our products.

Net cash used in financing activities was $36.5 million during the first nine months of fiscal year 2014 as compared to $38.3 million during the first nine months of fiscal year 2013.  The cash used during the first nine months of fiscal year 2014 was associated with the share repurchase (discussed in Note 11 – Stockholders’ Equity) of $42.4 million, partially offset by net proceeds of $0.8 million associated with the exercise of stock options by employees, net the cash paid by the Company for withholding taxes associated with the vesting of employee restricted stock units.  The cash used during the first nine months of fiscal year 2013 was due to the share repurchase of $47.9 million, partially offset by proceeds from the issuance of common stock in connection with option exercises.

The Company began expansion of operations in fiscal year 2014 with the acquisition and building of additional facilities in Austin.  We anticipate future costs related to the current expansion to range from $18 million to $20 million over the next year.  We anticipate these cash uses to be funded from current cash sources.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon the evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 28, 2013, at the reasonable assurance level.

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

On February 4, 2013, a purported shareholder filed a class action complaint in the U.S. District Court, Southern District of New York against the Company and two of the Company’s executives (the “Securities Case”).  Koplyay v. Cirrus Logic, Inc., et al., Civil Action No. 13-CV-0790.  The complaint alleges that the defendants violated the federal securities laws by making materially false and misleading statements regarding our business results between July 31, 2012, and October 31, 2012, and seeks unspecified damages along with plaintiff’s costs and expenses, including attorneys’ fees.  A second complaint was filed on April 13, 2013, by a different purported shareholder, in the same Court, setting forth substantially the same allegations.  On April 19, 2013, the Court appointed the plaintiff and counsel in the first class action complaint as the lead plaintiff and lead counsel.  The lead plaintiff filed an amended complaint on May 1, 2013, including substantially the same allegations as the original complaint.  On May 24, 2013, the Company filed a motion to dismiss the amended complaint for failure to state a claim.  On December 2, 2013, the Court granted the Company’s motion and dismissed the case with prejudice.  The plaintiff did not appeal the Court’s order and the case has concluded.

On June 4, 2012, U.S. Ethernet Innovations, LLC (the “Plaintiff”) filed suit against Cirrus Logic and two other defendants in the U.S. District Court, Eastern District of Texas.  The Plaintiff alleges that Cirrus Logic infringed four U.S. patents relating to Ethernet technology.  In its complaint, the Plaintiff indicated that it is seeking unspecified monetary damages, including up to treble damages for willful infringement.  We answered the complaint on June 29, 2012, denying the allegations of infringement and seeking a declaratory judgment that the patents in suit were invalid and not infringed.  The parties entered into a settlement agreement on May 30, 2013.  In exchange for a full release of claims as it relates to the asserted patent, we paid the Plaintiff $0.7 million.  This amount is recorded as a separate line item on the consolidated condensed statements of comprehensive income under the caption “Patent infringement settlements, net.”

For the case described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought or specified; (iii) damages are unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties.  For this case, however, management does not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on our financial condition.  However, the ultimate resolutions of this proceeding and matters are inherently difficult to predict; as such, our operating results could be materially affected  by the unfavorable resolution of this proceeding or matters for any particular period, depending, in part, upon the operating results for such period.  We intend to vigorously defend ourselves against the allegations made in the legal case described below.

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

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer,  or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business.  For the first nine months of fiscal years 2014 and 2013, our ten largest end customers represented approximately 89 percent and 88 percent, respectively, of our net sales.  We had one end customer, Apple Inc. that purchased through multiple contract manufacturers and represented approximately 81 percent and 82 percent of the Company’s total net sales for the first nine months of fiscal years 2014 and 2013, respectively.

We had no distributors that represented more than 10 percent of net sales for the nine month periods ended December 28, 2013 or December 29, 2012.

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

Historically in the semiconductor industry, the average selling prices of products normally decrease over time.  Moreover, our dependence on a limited number of key customers may make it easier for key customers to pressure us to reduce prices of the products we sell to them.  If the average selling price of any of our products declines and we are unable to increase our unit volumes, introduce new or enhanced products with higher margins, and/or reduce manufacturing costs to offset anticipated decreases in the prices of our existing products, our operating results may be adversely affected. In addition, because of procurement lead times, we are limited in our ability to reduce total costs quickly in response to any sales shortfalls. Because of these factors, we may experience material adverse fluctuations in our future operating results on a quarterly or annual basis.

Our lack of diversification in our revenue and customer base increases the risk of an investment in our company, and our consolidated financial condition, results of operations, and stock price may deteriorate if we fail to diversify.

Although we continue to invest in and investigate opportunities to diversify our revenue and customer base, our sales, marketing, and development efforts have historically been focused on a limited number of customers and opportunities.  Larger companies have the ability to manage their risk by product, market, and customer diversification.  However, we lack diversification, in terms of both the nature and scope of our business, which enhances our risk profile.  If we cannot diversify our customer and revenue opportunities, our financial condition, results of operations and stock price could deteriorate.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended December 28, 2013 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 29, 2013 - October 26, 2013	-	$-	-	$-
October 27, 2013 - November 23, 2013	1,285	19.40	1,285	76,801
November 24, 2013 - December 28, 2013	250	19.20	250	72,001
Total	1,535	$19.37	1,535	$72,001

(1)

On November 20, 2012, we announced that our Board of Directors authorized a share repurchase program of up to $200 million of the Company’s common stock.  The repurchases were to be funded from existing cash and were intended to be effected from time to time in accordance with applicable securities laws through the open market or in privately negotiated transactions.  The timing of the repurchases and the actual amount purchased depend on a variety of factors including the market price of the Company’s shares, general market and economic conditions, and other corporate considerations.  The program does not have an expiration date, does not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company's discretion.  The Company repurchased 1.5 million shares of its common stock for $29.7 million during the third quarter of fiscal year 2014.  All of these shares were repurchased in the open market and were funded from existing cash.  All shares of our common stock that were repurchased were retired as of December 28, 2013.

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

CIRRUS LOGIC, INC.

Date:	January 28, 2014	By: /s/ Thurman K. Case
Thurman K. Case
Chief Financial Officer and Chief Accounting Officer