Form 10-K
period 2014-03-29
CIRRUS LOGIC INC
filed 2014-05-28
CIK 772406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 29, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐        NO  ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $1,114,423,592 based upon the closing price reported on the NASDAQ Global Select Market as of September 27, 2013. Stock held by directors, officers and stockholders owning 5 percent or more of the outstanding common stock were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.

As of May 23, 2014, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 62,058,267.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s proxy statement for its annual meeting of stockholders to be held July 28, 2014 is incorporated by reference in Part II – Item 5. and Part III of this Annual Report on Form 10-K.

CIRRUS LOGIC, INC.

FORM 10-K

For The Fiscal Year Ended March 29, 2014

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

We maintain a website with the address www.cirrus.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (the “SEC”). To receive a free copy of this Annual Report on Form 10-K, please forward your written request to Cirrus Logic, Inc., Attn: Investor Relations, 800 W. 6th Street, Austin, Texas 78701, or via email at Investor.Relations@cirrus.com. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements filed electronically with the SEC by Cirrus Logic.

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

Due to the extremely high costs involved in developing and operating a wafer fabrication facility, many semiconductor companies, including Cirrus Logic, rely on third party foundries to manufacture their ICs. We believe that our fabless manufacturing model significantly reduces our capital requirements and allows us to focus our resources on the design, development, and marketing of our ICs.

Segments

We determine our operating segments in accordance with Financial Accounting Standards Board (“FASB”) guidelines. Our Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker as defined by these guidelines.

The Company operates and tracks its results in one reportable segment, but reports revenue performance in two product lines, which currently are audio and energy. Our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources, rather than detailed information at a product line level. Additionally, our product lines have similar characteristics and customers. They share operations support functions such as sales, public relations, supply chain management, various research and development and engineering support, in addition to the general and administrative functions of human resources, legal, finance and information technology. Therefore, there is no discrete financial information maintained for these product lines. For fiscal years 2014, 2013, and 2012, audio product sales were $667.7 million, $754.8 million, and $350.7 million, respectively. For fiscal years 2014, 2013, and 2012, energy product sales were $46.6 million, $55.0 million, and $76.1 million, respectively.

See Note 18 - Segment Information, of the Notes to Consolidated Financial Statements contained in Item 8 for further details including sales and property, plant and equipment, net, by geographic locations.

Company Strategy

Cirrus Logic targets growing markets where we can leverage our expertise in analog and digital signal processing to solve complex problems. Our approach has been to develop custom and catalog components that embody our latest innovations, which we use to engage key players in a particular market or application. We focus on building strong engineering relationships with the design teams at these customers and work to develop highly differentiated products that address their specific needs using our own intellectual property (“IP”), sometimes in combination with theirs. When we have been successful with this approach, one initial design win has often expanded into additional products. This strategy gives us the opportunity to increase our content per box with a customer over time through the incorporation of new features, the integration of other system components into our products and the addition of new components.

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

AUDIO PRODUCTS

We are a recognized leader in analog and mixed-signal audio converter and audio DSP products that enable today’s consumer, professional and automotive entertainment applications. Our broad portfolio of approximately 250 active proprietary audio products includes analog-to-digital converters (“ADCs”), digital-to-analog converters (“DACs”), “codecs”— chips that integrate ADCs and DACs into a single IC, digital interface ICs, volume controls, adaptive noise cancelling circuits (“ANC”) and amplifiers, as well as audio DSPs. In fiscal year 2014, the Company introduced its first line of voice processors, featuring SoundClear® technology, for voice-enabled portable applications. Our products are used in a wide array of consumer applications, including smartphones, tablets, laptops, audio/video receivers (“AVRs”) portable media players, home theater systems, set-top boxes, portable speakers, headsets and headphones, digital camcorders and televisions. Applications for products within professional markets include digital mixing consoles, multi-track digital recorders and effects processors. Applications for products within automotive markets include amplifiers, satellite radio systems, telematics and multi-speaker car-audio systems.

ENERGY PRODUCTS

We provide high-precision analog and mixed-signal ICs for targeted energy control, energy measurement, LED lighting and energy exploration applications. We have approximately 450 active proprietary energy products which include LED driver ICs, power meter ICs, ADCs, and DACs. Our products are used in a wide array of high-precision, energy-related applications including LED retrofit lamps, digital utility meters, power supplies and energy exploration.

Customers, Marketing, and Sales

We offer approximately 700 products worldwide through both direct and indirect sales channels. Our major customers are among the world’s leading electronics manufacturers. We target both large existing and emerging growth consumer electronic and energy markets that derive value from our expertise in advanced analog and mixed-signal design processing, systems-level integrated circuit engineering and embedded software development. We derive our sales both domestically and from a variety of locations across the world, including the People’s Republic of China, the European Union, Hong Kong, Japan, South Korea, Taiwan, and the United Kingdom. Our domestic sales force includes a network of direct sales offices located in California and Texas. International sales offices and staff are located in Hong Kong, Japan, Shanghai and Shenzhen in the People’s Republic of China, Singapore, South Korea, Taiwan, and the United Kingdom. We also have sales staff located in Germany. We supplement our direct sales force with external sales representatives and distributors. Our technical support staff is located in Texas and Arizona. Our worldwide sales force provides geographically specific support to our customers and specialized selling of product lines with unique customer bases. See Note 18 — Segment Information, of the Notes to Consolidated Financial Statements contained in Item 8 for further detail and for additional disclosure regarding sales and property, plant and equipment, net, by geographic locations.

Since the components we produce are largely proprietary and generally not available from second sources, we generally consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, or distributors, or through a third party manufacturer contracted to produce their designs. For fiscal years 2014, 2013, and 2012, our ten largest end customers represented approximately 88 percent, 89 percent, and 74 percent, of our sales, respectively. For fiscal years 2014, 2013, and 2012, we had one end customer, Apple Inc., who purchased through multiple contract manufacturers and represented approximately 80 percent, 82 percent, and 62 percent, of the Company’s total sales, respectively. For fiscal year 2012, we had one distributor, Avnet Inc., who represented 15 percent, of our sales. No other customer or distributor represented more than 10 percent of net sales in fiscal years 2014, 2013, or 2012.

Manufacturing

As a fabless semiconductor company, we contract with third parties for wafer fabrication and our assembly and test operations. We use multiple wafer foundries, assembly sources and test houses in the production of our inventory. Our outsourced manufacturing strategy allows us to concentrate on our design strengths, and minimize fixed costs and capital expenditures while giving us access to advanced manufacturing facilities. It also provides the flexibility to source multiple leading-edge technologies through strategic relationships. After wafer fabrication by the foundry, third-party assembly vendors package the wafer die. The finished products are then tested before shipment to our customers. While we do have some redundancy of fabrication processes by using multiple outside foundries, any interruption of supply by one or more of these foundries could materially impact the Company. As a result, we maintain some amount of business interruption insurance to help reduce the risk of wafer supply interruption, but we are not fully insured against such risk. Our supply chain management organization is responsible for the management of all aspects of the manufacturing, assembly, and testing of our products, including process and package development, test program development, and production testing of products in accordance with our ISO-certified quality management system.

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

Patents, Licenses and Trademarks

We rely on patent, copyright, trademark, and trade secret laws to protect our intellectual property, products, and technology. As of March 29, 2014, we held approximately 1,007 granted U.S. patents, 182 U.S. pending patent applications and various corresponding international patents and applications. Our U.S. patents expire in calendar years 2014 through 2032. While our patents are an important element of our success, our business as a whole is not dependent on any one patent or group of patents. We do not anticipate any material effect on our business due to any patents expiring in 2014, and we continue to obtain new patents through our ongoing research and development.

We have maintained U.S. federal trademark registrations for CIRRUS LOGIC, CIRRUS, Cirrus Logic logo designs, CRYSTAL, and SoundClear. These U.S. registrations may be renewed as long as the marks continue to be used in interstate commerce. We have also filed or obtained foreign registration for these marks in other countries or jurisdictions where we conduct, or anticipate conducting, international business.

To complement our own research and development efforts, we have also licensed and expect to continue to license, a variety of intellectual property and technologies important to our business from third parties.

Research and Development

We concentrate our research and development efforts on the design and development of new products for each of our principal markets. We also fund certain advanced-process technology development, as well as other emerging product opportunities. Expenditures for research and development in fiscal years 2014, 2013, and 2012 were $126.2 million, $114.1 million, and $85.7 million, respectively. Our future success is highly dependent upon our ability to develop complex new products, transfer new products to volume production, introduce them into the marketplace in a timely fashion, and have them selected for design into products of systems manufacturers. Our future success may also depend on assisting our customers with integration of our components into their new products, including providing support from the concept stage through design, launch and production ramp.

Competition

Markets for our products are highly competitive and we expect that competition will continue to increase. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit key engineering talent, execute on new product developments, persuade customers to design-in these new products into their applications, and provide lower-cost versions of existing products. We compete with other semiconductor suppliers that offer standard semiconductors, application-specific standard products and fully customized ICs, including embedded software, chip and board-level products.

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

Employees

As of March 29, 2014, we had 751 full-time employees, an increase of 99 employees, or 15 percent, from the end of fiscal year 2013. The increase was primarily due to headcount increases at our headquarters location of approximately 60 employees, primarily in research and development, in addition to the Acoustic Technologies, Inc. (“Acoustic”) acquisition in the third quarter of the current fiscal year, which added approximately 30 employees. Of our full-time employees, 67 percent were engaged in research and product development activities, 25 percent in sales, marketing, general and administrative activities, and 8 percent in manufacturing-related activities. Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering, and administrative personnel.

We have never had a work stoppage and none of our employees are represented by collective bargaining agreements. We consider our employee relations to be good.

Forward—Looking Statements

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. In some cases, forward-looking statements are identified by words such as “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” and “intend.” Variations of these types of words and similar expressions are intended to identify these forward-looking statements. Any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in Item 1A. Risk Factors and elsewhere in this report, as well as in the documents filed by us with the SEC, specifically the most recent reports on Form 10-Q and 8-K, each as it may be amended from time to time.

We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K, and we undertake no obligation to update this information to reflect events or circumstances after the filing of this report with the SEC, except as required by law. All forward-looking statements, expressed or implied, included in this Annual Report on Form 10-K and attributable to Cirrus Logic are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we may make or persons acting on our behalf may issue. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

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

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer, or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business. For the twelve month periods ending March 29, 2014 and March 30, 2013, our ten largest end customers represented approximately 88 percent and 89 percent of our sales, respectively. For the twelve month periods ending March 29, 2014 and March 30, 2013, we had one end customer, Apple Inc., who purchased through multiple contract manufacturers and represented approximately 80 percent and 82 percent of the Company’s total sales, respectively. For the twelve month period ending March 31, 2012, we had one distributor, Avnet Inc., who represented 15 percent of our sales.

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

¡

our customers regularly evaluate alternative sources of supply in order to diversify their supplier base, which increases their negotiating leverage with us and their ability to either obtain or dual source components from other suppliers.

In addition, our dependence on a limited number of key customers may make it easier for key customers to pressure us to reduce the prices of the products we sell to them. We have experienced pricing pressure from certain key customers and we expect that the average selling prices for certain of our products will decline from time to time, potentially reducing our revenue, our margins and our earnings.

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

Although we continue to invest in and investigate opportunities to diversify our revenue and customer base, our sales, marketing, and development efforts have historically been focused on a limited number of customers and opportunities. Larger companies have the ability to manage their risk by product, market, and customer diversification. However, we lack diversification, in terms of both the nature and scope of our business, which increases the risk of an investment in our company. If we cannot diversify our customer and revenue opportunities, our financial condition and results of operations could deteriorate.

We have entered into joint development agreements, custom product arrangements, and strategic relationships with some of our largest customers. These arrangements subject us to a number of risks, and any failure to execute on any of these arrangements could have a material adverse effect on our business, results of operations, and financial condition.

We have entered into joint development, product collaboration and technology licensing arrangements with some of our largest customers, and we expect to enter into new strategic arrangements of these kinds from time to time in the future. Such arrangements can magnify several risks for us, including loss of control over the development and development timeline of jointly developed products, risks associated with the ownership of the intellectual property that is developed pursuant to such arrangements, and increased risk that our joint development activities may result in products that are not commercially successful or that are not available in a timely fashion. In addition, any third party with whom we enter into a joint development, product collaboration or technology licensing arrangement may fail to commit sufficient resources to the project, change its policies or priorities or abandon or fail to perform its obligations related to such arrangement. In addition, we may from time to time enter into customer product arrangements that provide for exclusivity periods during which we may only sell specified products or technologies to that particular customer. Any failure to timely develop commercially successful products through our joint development activities as a result of any of these and other challenges could have a material adverse effect on our business, results of operations, and financial condition.

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

We continue to consider future acquisitions of other companies, or their technologies or products, to improve our market position, broaden our technological capabilities, and expand our product offerings. If we are able to acquire companies, products or technologies that would enhance our business, we could experience difficulties in integrating them. Integrating acquired businesses involves a number of risks, including, but not limited to:

¡	the potential disruption of our ongoing business;

¡	unexpected costs or incurring unknown liabilities;

¡	the diversion of management resources from other strategic and operational issues;

¡	the inability to retain the employees of the acquired businesses;

¡	difficulties relating to integrating the operations and personnel of the acquired businesses;

¡	adverse effects on our existing customer relationships or the existing customer relationships of acquired businesses;

¡	the potential incompatibility of the acquired business or their business customers;

¡	adverse effects associated with entering into markets and acquiring technologies in areas in which we have little experience; and

¡	acquired intangible assets becoming impaired as a result of technological advancements or worse-than-expected performance of the acquired business.

If we are unable to successfully address any of these risks, our business could be harmed.

Strong competition in the semiconductor market may harm our business.

The IC industry is intensely competitive and is frequently characterized by rapid technological change, price erosion, technological obsolescence, and a push towards IC component integration. Because of shortened product life cycles and even shorter design-in cycles in a number of the markets that we serve, our competitors have increasingly frequent opportunities to achieve design wins in next-generation systems. In the event that competitors succeed in supplanting our products, our market share may not be sustainable and our net sales, gross margin and operating results would be adversely affected. Additionally, further component integration, changes in system architectures, and transitions to new audio technologies could eliminate the need for our products.

We compete in a number of fragmented markets. Our principal competitors in these markets include AKM Semiconductor Inc., Analog Devices Inc., Audience, Inc., Austriamicrosystems AG, Dialog Semiconductor, ESS Technology, Inc., Infineon Technologies AG, Marvell Technology Group, Ltd., Maxim Integrated Products Inc., NXP Semiconductors N.V., Power Integrations Inc., Qualcomm Incorporated, Realtek Semiconductor Corporation, ST Microelectronics N.V., Texas Instruments, Inc., Wolfson Microelectronics plc, a public limited company incorporated in Scotland (“Wolfson”), and Yamaha Corporation. See below “Risk Factors Relating to the Wolfson Acquisition” and Note 20 – Subsequent Event for further information. Many of these competitors have greater financial, engineering, manufacturing, marketing, technical, distribution, and other resources; broader product lines; broader intellectual property portfolios; and longer relationships with customers. We also expect intensified competition from emerging companies and from customers who develop their own IC products. In addition, some of our current and future competitors maintain their own fabrication facilities, which could benefit them in connection with cost, capacity, and technical issues.

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

We do not own or operate a semiconductor fabrication facility and do not have the resources to manufacture the majority of our products internally. We use third parties to manufacture, assemble, package and test the majority of our products. As a result, we are subject to risks associated with these third parties, including:

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

In some cases, our requirements may represent a small portion of the total production of the third-party suppliers. As a result, we are subject to the risk that a producer will cease production of an older or lower-volume process that it uses to produce our parts. We cannot provide any assurance that our external foundries will continue to devote resources to the production of parts for our products or continue to advance the process design technologies on which the manufacturing of our products are based. Each of these events could increase our costs, lower our gross margin, and cause us to hold more inventories, or materially impact our ability to deliver our products on time.

Our products are complex and could contain defects, which could result in material costs to us.

Product development in the markets we serve is becoming more focused on the integration of multiple functions on individual devices. There is a general trend towards increasingly complex products. The greater integration of functions and complexity of operations of our products increases the risk that we or our customers or end users could discover latent defects or subtle faults after volumes of product have been shipped. This could result in material costs and other adverse consequences to us, including, but not limited to:

¡	reduced margins;

¡	damage to our reputation;

¡	a material recall and replacement costs for product warranty and support;

¡	payments to our customer related to recall claims as a result of various industry or business practices, contractual requirements, or in order to maintain good customer relationships;

¡	an adverse impact to our customer relationships by the occurrence of significant defects;

¡	a delay in recognition or loss of revenues, loss of market share, or failure to achieve market acceptance; and

¡	a diversion of the attention of our engineering personnel from our product development efforts.

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

While we believe that we are reasonably insured against some of these risks and that we have attempted to contractually limit our financial exposure with many of our customers, a warranty or product liability claim against us in excess of our available insurance coverage and established reserves, or a requirement that we participate in a customer product recall, could have material adverse effects on our business, results of operations, and financial condition.

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

Export sales, principally to Asia, include sales to U.S-based customers with overseas manufacturing plants or manufacturing sub-contractors. These export sales represented 94 percent of our net sales in each of fiscal years 2014 and 2013, and 88 percent, of our net sales in fiscal year 2012. We expect export sales to continue to represent a significant portion of product sales. This reliance on international sales subjects us to the risks of conducting business internationally, including risks associated with political and economic instability, global health conditions, currency controls, exchange rate fluctuations and changes in import/export regulations, tariff and freight rates, as well as the risks of natural disaster, especially in Asia. For example, the political or economic instability in a given region may have an adverse impact on the financial position of end users in the region, which could affect future orders and harm our results of operations. Our international sales operations involve a number of other risks including, but not limited to:

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

Risk Factors Relating to the Wolfson Acquisition

On April 29, 2014, we announced that we and the board of directors of Wolfson had agreed on the terms of a recommended cash offer of £2.35 per share (the “Offer”) to be made by us for the acquisition of the entire issued and to be issued share capital of Wolfson (the “Acquisition”). The Offer values the entire issued and to be issued share capital of Wolfson at approximately £291 million (approximately $488 million based on a U.S. dollar-to-pound sterling exchange rate of 1.68) (the “Offer Consideration”). It is intended that the Acquisition will be effected by means of a court-sanctioned scheme of arrangement under the laws of the United Kingdom (the “Scheme”). The Offer is subject to the U.K. City Code on Takeovers and Mergers (the “City Code”) and is regulated by the U.K. Panel on Takeovers and Mergers (the “Takeover Panel”).

We must obtain governmental and regulatory consents to complete the Acquisition, which, if delayed, not granted or granted with onerous conditions, may jeopardize or delay the Acquisition, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the Acquisition.

The Offer is conditional on, among other things, confirmation from the U.K. Competition and Markets Authority (the “CMA”) on terms reasonably satisfactory to Cirrus Logic that the Acquisition will not be subject to a Phase 2 review under the U.K. Enterprise Act of 2002, as amended by the U.K. Enterprise and Regulatory Reform Act 2013. We may not be able to obtain the required confirmation and, if so, the required conditions of the Scheme may not be satisfied. This could prevent the completion of the Scheme.

The Acquisition must be sanctioned by a U.K. court and approved by Wolfson’s shareholders and, and if such approvals are not obtained, the Acquisition will not become effective.

The Scheme must be sanctioned by a U.K. court and approved at the Wolfson shareholders meeting convened in connection with the Scheme by both (1) a majority in number of the Wolfson shareholders voting at the meeting and (2) at least 75% of the votes cast. If these required approvals are not obtained, the Acquisition will not become effective.

Even if a material adverse change to Wolfson’s business or prospects were to occur, we may not be able to invoke the conditions to the Acquisition and terminate the Scheme, in which case, we would be required to complete the Acquisition without any reduction in or adjustment to the Offer Consideration payable to the Wolfson security holders.

Completion of the Acquisition is subject to a number of conditions, including that there has been no material adverse change or deterioration in the business, assets, financial position, profits or prospects of Wolfson and its subsidiaries before the Acquisition becomes or is declared unconditional and effective. Under the U.K. Takeover Code, and except for the Wolfson shareholder approval condition and the conditions relating to antitrust clearance, we may invoke a condition to the Acquisition to cause the Scheme not to proceed only if the U.K. Takeover Panel determines that the circumstances giving rise to that condition not being satisfied are of material significance to us in the context of the Acquisition. If a material adverse change affecting Wolfson occurs and the U.K. Takeover Panel does not allow us to invoke the condition, we may be required to complete the Acquisition and our business or our financial condition may be materially adversely affected.

We are subject to restrictions in order to comply with and borrow funds under our credit facility and we may not be able to secure future financing.

On April 29, 2014, we entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and lender. The Credit Agreement provides for a $225 million senior secured revolving credit facility (the “Credit Facility”) that may be used for, among other things, payment of the Offer Consideration in connection with the Acquisition.

The Credit Agreement contains various conditions, covenants and representations with which we must comply on an ongoing basis and in order to borrow funds thereunder. If we fail to comply with these conditions, covenants and representations, we may not be able to borrow funds under the Credit Facility.

For purposes of the Acquisition however, the Credit Agreement provides for a “Certain Funds Period” during which only limited borrowing conditions apply and only breaches of certain major representations and major defaults or illegality would prevent us from borrowing to fund the payment of the Offer Consideration. If we are in breach or default of other terms of the Credit Agreement, the lenders cannot prevent funding for payment of the Offer Consideration. If we are in breach or default of the Credit Agreement following the Certain Funds Period (or a breach of a major representation occurs or a major default exists during the Certain Funds Period), the administrative agent may be able to declare the entire outstanding amount of the Credit Facility immediately due and payable (subject to a 60 day cure period in respect of inadvertent defaults caused by circumstances existing at Wolfson on the Acquisition closing date) and our business or our financial condition may be materially adversely affected.

The Credit Facility expires no later than January 23, 2015, at which time we will be required to refinance the outstanding indebtedness under the Credit Facility. We may not be able to secure new financing, or financing on terms that are acceptable to us. If we are unable to refinance the Credit Facility, our business and our financial condition would be materially adversely affected.

Our ability to service our indebtedness will depend on, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory, and other factors, some of which are beyond our control. If our operating results are not sufficient to service our future indebtedness, we will be forced to take actions such as reducing or delaying business activities, acquisitions, investments, and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to effect any of these remedies on satisfactory terms or at all.

While the Acquisition is pending, we must maintain sufficient cash resources to enable us to pay the full amount of the Offer Consideration to the Wolfson security holders, restricting our ability to use cash and borrowing capacity under our credit facility to meet other needs of our business.

In connection with the Offer, we entered into a Certain Funds Undertaking with our financial advisor, Goldman Sachs International, providing certain assurances and undertakings to enable Goldman Sachs to confirm, as required by the City Code, that sufficient cash resources are and will continue to be available to us to pay the full amount of the Offer Consideration. The Certain Funds Undertaking effectively restricts our use of the funds required to pay the Offer Consideration until the earlier of the Offer being completed, lapsing or being withdrawn or January 23, 2015. While the Acquisition is pending, our use of cash on our balance sheet and our ability to draw under the Credit Facility to meet other needs of our business will therefore be limited. We believe that we have sufficient unrestricted cash to meet the liquidity and capital requirements of our business, but our business or our financial condition could be materially adversely affected if our cash requirements are higher than we anticipate.

The Acquisition could cause disruptions in the businesses of Cirrus Logic and/or Wolfson, which could have material adverse effects on their businesses and financial results, as well as on the business prospects and financial results of the combined company.

The Acquisition could cause disruptions in the businesses of Cirrus Logic and/or Wolfson. Specifically, some existing customers, including key customers, of Cirrus Logic and/or Wolfson may have concerns about purchasing products from the combined company if, for example, the combined company is also selling products to their competitors. Moreover, some current and prospective employees may experience uncertainty about their future roles within the combined company, which may adversely affect the ability of Cirrus Logic and Wolfson to retain or recruit key managers and other employees. If Cirrus Logic and Wolfson fail to manage these risks effectively, the business and financial results of Cirrus Logic, Wolfson and the combined company could be adversely affected.

If there are significant, unforeseen difficulties integrating the business operations of Cirrus Logic and Wolfson, the business of the combined company could be adversely affected.

We intend, to the extent possible, to integrate the operations of Wolfson with our operations. Our goal in integrating these operations is to increase revenues through enhanced growth opportunities and achieve cost savings by taking advantage of the anticipated synergies of consolidation. However, we may encounter difficulties integrating Wolfson’s operations into our operations, resulting in a delay or the failure to achieve the anticipated synergies, including the expected increases in earnings and cost savings. If such difficulties are significant, this could adversely affect the business of the combined company.

We may incur higher than expected integration, transaction and acquisition-related costs.

We expect to incur a number of non-recurring costs associated with combining the operations of the two companies. In addition, we will incur investment banking, legal, accounting and other transaction fees and costs related to the Acquisition. Some of these costs are payable regardless of whether the Acquisition is completed and such costs may be higher than anticipated. Although we believe that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, will offset these implementation and acquisition costs over time, this net benefit may not be achieved within the expected timetable. In addition, some of these costs could be higher than we anticipate, which could reduce the net benefits of the transaction and impact our results of operations.

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.  Properties

As of May 1, 2014, our principal facilities are located in Austin, Texas. The Company’s corporate headquarters, which we own, consists of approximately 135,000 square feet of office space and is primarily occupied by research and development personnel and testing equipment. In addition, the Company has purchased surrounding properties that consist of approximately 32,000 square feet of space, of which 7,000 square feet is subleased through November 2014. We expect to staff these facilities with a mixture of administrative personnel, research and development personnel, and testing equipment as needed, once renovations are complete and the current sublease expires.

Additionally, we have various leased facilities in Austin, Texas, consisting of approximately 96,000 square feet. This includes approximately 59,000 square feet of leased space that houses a mixture of administrative personnel as well as research and development personnel. Our failure analysis and reliability facilities occupy the remaining 37,000 square feet of leased space.

Pursuant to the acquisition of Acoustic on October 1, 2013, the Company assumed the existing lease for Acoustic’s operations, which consisted of approximately 13,000 square feet. This lease was subsequently extended through April 2019.

The Company closed operations in Tucson, Arizona during fiscal year 2013, which included 28,000 square feet of leased office space that was primarily occupied by engineering personnel. A portion of this leased facility has been subleased through the term of the existing lease, which extends through May 2015.

Below is a detailed schedule that identifies our principal locations of occupied leased and owned property as of May 1, 2014, with various lease terms through calendar year 2019:

Design Centers	Sales Support Offices – International
Austin, Texas	Hong Kong, China
Mesa, Arizona	Shanghai, China
Shenzhen, China
Tokyo, Japan
Singapore
Seoul, South Korea
Taipei, Taiwan
Buckinghamshire, United Kingdom

See Note 13 - Commitments and Contingencies of the Notes to Consolidated Financial Statements contained in Item 8 for further detail.

ITEM 3.  Legal Proceedings

From time to time, we are involved in legal proceedings concerning matters arising in connection with the conduct of our business activities. We regularly evaluate the status of legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred and to determine if accruals are appropriate. We further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made.

On June 4, 2012, U.S. Ethernet Innovations, LLC (the “Plaintiff”) filed suit against Cirrus Logic and two other defendants in the U.S. District Court, Eastern District of Texas. The Plaintiff alleges that Cirrus Logic infringed four U.S. patents relating to Ethernet technology. In its complaint, the Plaintiff indicated that it is seeking unspecified monetary damages, including up to treble damages for willful infringement. We answered the complaint on June 29, 2012, denying the allegations of infringement and seeking a declaratory judgment that the patents in suit were invalid and not infringed. The parties entered into a settlement agreement on May 30, 2013. In exchange for a full release of claims as it relates to the asserted patent, we paid the Plaintiff $0.7 million. This amount is recorded as a separate line item on the Consolidated Statements of Comprehensive Income under the caption “Patent infringement settlements, net.”

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

On April 13, 2013, another purported shareholder filed a shareholder derivative complaint against several of our current officers and directors in the District Court of Travis County, Texas, 53rd Judicial District (the “Derivative Case”). Graham, derivatively on behalf of Cirrus Logic, Inc. v. Rhode, et. al., Cause No. D-1-GN-13-001285. In this complaint, the plaintiff makes allegations similar to those presented in the Securities Case, but the plaintiff asserts various state law causes of action, including claims of breach of fiduciary duty and unjust enrichment. On January 27, 2014, the plaintiff filed a Notice of Non-Suit (the “Notice”) indicating that the plaintiff did not intend to pursue the claims further. Based on the plaintiff’s filing of the Notice, the court dismissed the plaintiff’s claims without prejudice.

ITEM 4.  Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol CRUS.

As of May 23, 2014, there were approximately 594 holders of record of our common stock.

We have not paid cash dividends on our common stock and currently intend to continue a policy of retaining any earnings for reinvestment in our business.

The information under the caption “Equity Compensation Plan Information” in the proxy statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on July 28, 2014 (the “Proxy Statement”) is incorporated herein by reference.

The following table shows, for the periods indicated, the high and low intra-day sales prices for our common stock.

	High	Low
Fiscal year ended March 29, 2014
First quarter	$23.48	$16.46
Second quarter	25.27	17.36
Third quarter	25.91	18.55
Fourth quarter	20.87	16.81
Fiscal year ended March 30, 2013
First quarter	$31.23	$20.28
Second quarter	45.49	24.94
Third quarter	42.00	25.31
Fourth quarter	31.97	22.04

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended March 29, 2014 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
December 29, 2013 - January 25, 2014	—	$—	—	$—
January 26, 2014 - February 22, 2014	—	—	—	—
February 23, 2014 - March 29, 2014	500	19.50	500	62,253

Total	500	$19.50	500	$62,253

(1)	On November 20, 2012, we announced that our Board of Directors authorized a share repurchase program of up to $200 million of the Company’s common stock. The repurchases were to be funded from existing cash and were intended to be effected opportunistically from time to time in accordance with applicable securities laws through the open market or in privately negotiated transactions. The timing of the repurchases and the actual amount purchased depend on a variety of factors including market price of the Company’s shares, general market and economic conditions, and other corporate considerations. The program does not have an expiration date, does not obligate the Company to repurchase any particular amount of its common stock, and may be modified or suspended at any time at the Company’s discretion. The Company repurchased 0.5 million shares of its common stock for $9.7 million during the fourth quarter of fiscal year 2014. All of these shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of March 29, 2014.

Stock Price Performance Graph

The following graph and table show a comparison of the five-year cumulative total stockholder return, calculated on a dividend reinvestment basis, for Cirrus Logic, the Standard & Poor’s 500 Composite Index (the “S&P 500 Index”), and the Semiconductor Subgroup of the Standard & Poor’s Electronics Index (the “S&P 500 Semiconductors Index”).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Assumes Initial Investment of $100 on March 28, 2009

	3/28/2009	3/27/2010	3/26/2011	3/31/2012	3/30/2013	3/29/2014
Cirrus Logic, Inc.	100.00	197.25	529.00	595.00	568.75	488.00
S&P 500 Index	100.00	146.06	167.78	183.84	209.51	253.28
S&P 500 Semiconductors Index	100.00	152.05	169.60	195.10	176.36	226.95

(1)	The graph assumes that $100 was invested in our common stock and in each index at the market close on March 28, 2009, and that all dividends were reinvested. No cash dividends were declared on our common stock during the periods presented.

(2)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

The information in this Annual Report on Form 10-K appearing under the heading “Stock Price Performance Graph” is being “furnished” pursuant to Item 201(e) of Regulation S-K under the Securities Act of 1933, as amended, and shall not be deemed to be “soliciting material” or “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, other than as provided in Item 201(e) of Regulation S-K, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 6.   Selected Financial Data

The information contained below should be read along with Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 — Financial Statements and Supplementary Data (amounts in thousands, except per share amounts).

	Fiscal Years
	2014	2013	2012	2011		2010
	(1)	(1)	(1)
Net sales	$714,338	$809,786	$426,843	$369,571	(2)	$220,989
Net income	108,111	136,598	87,983	203,503		38,398
Basic earnings per share	$1.72	$2.12	$1.35	$3.00		$0.59
Diluted earnings per share	$1.65	$2.00	$1.29	$2.82		$0.59
Financial position at year end:
Cash, cash equivalents, restricted investments and marketable securities	384,510	236,547	184,788	215,055		141,626
Total assets	$724,744	$651,347	$544,462	$496,621		$267,610
Working capital	392,810	351,455	278,602	267,416		142,965
Long-term liabilities	4,863	10,094	5,620	6,188		7,119
Total stockholders’ equity	$637,358	$548,174	$465,857	$438,379		$218,601

1)	Refer to the consolidated financial statements and the Notes thereto contained in Item 8 of this Form 10-K for fiscal years 2014, 2013, and 2012, for an expanded discussion of factors that materially affect the comparability of the information reflected in the selected consolidated financial data presented above.

2)	The increase in net sales was primarily due to a 72 percent increase in audio sales over fiscal year 2010, attributable to higher sales of portable audio and surround codec products. Additionally, energy product sales increased 56 percent with increases in seismic, power meter and power amplification products.

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

¡

The Company evaluates goodwill and other intangible assets. Goodwill is recorded at the time of an acquisition and is calculated as the difference between the total consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The Company tests goodwill and other intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management’s assessment of qualitative factors to determine whether it is more likely than not that goodwill and other intangible assets are impaired. If management concludes from its assessment of qualitative factors that it is more likely than not that impairment exists, then a quantitative impairment test will be performed involving management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in these evaluations. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. There were no impairments of goodwill in fiscal years 2014, 2013, or 2012. There were no material intangible asset impairments in fiscal years 2014, 2013 and 2012.

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

¡

We are subject to the possibility of loss contingencies for various legal matters. See Note 14 — Legal Matters of the Notes to Consolidated Financial Statements contained in Item 8. We regularly evaluate current information available to us to determine whether any accruals should be made based on the status of the case, the results of the discovery process and other factors. If we ultimately determine that an accrual should be made for a legal matter, this accrual could have a material effect on our operating results and financial position and the ultimate outcome may be materially different than our estimate.

Overview

Cirrus Logic develops high-precision analog and mixed-signal ICs for a broad range of audio and energy markets. We track operating results in one reportable segment, but report revenue performance by product line, currently audio and energy. In fiscal year 2014, the Company repurchased approximately 2.6 million shares under its authorized share repurchase program, leaving $62.3 million remaining for repurchases of the Company’s common stock in the future. The Company continued to target fast-growing markets and develop innovative products. We acquired Acoustic in the current year, and with it, the SoundClear® embedded firmware voice processing technology. The Company reported a revenue decrease of 12 percent from the prior fiscal year and an increase in the investment in research and development of $12.1 million, discussed below.

Fiscal Year 2014

Fiscal year 2014 was a year focused on developing innovative new products, strengthening existing customer relationships and establishing new relationships with key players in the markets we serve. With the addition of the embedded SoundClear® technology and existing hardware, the Company is leveraging its engineering expertise to develop custom and general market audio subsystems that intelligently solve system design issues. Also in fiscal year 2014, we expanded our footprint in portable audio with the addition of several new top tier smartphone customers.

Fiscal year 2014 net sales of $714.3 million represented a 12 percent decrease over fiscal year 2013 net sales of $809.8 million. Audio product line sales of $667.7 million in fiscal year 2014 represented a 12 percent decrease over fiscal year 2013 sales of $754.8 million, attributable to lower sales of portable audio products due to reduced average selling prices (“ASPs”) to certain customers. Energy product line sales of $46.6 million in fiscal year 2014 represented a 15 percent decrease from fiscal year 2013 sales of $55.0 million, which was attributable, primarily to the absence of revenue related to the products associated with our Tucson office asset sale, described in Note 8 — Asset Sale.

Overall, gross margin for fiscal year 2014 was 50 percent. The increase in gross margin for fiscal year 2014 was primarily due to the absence of the significant inventory write-down, including scrapped inventory, experienced in the prior fiscal year, which had a 3.1% negative impact on fiscal year 2013 margin. The Company achieved net income of $108.1 million in fiscal year 2014, which included an income tax provision in the amount of $47.6 million. Additionally, the Company’s number of employees increased to 751 as of March 29, 2014.

Fiscal Year 2013

Fiscal year 2013 was a year focused on ramping new custom products and introducing general market portable audio and energy products that we expected to drive revenue growth and customer diversification longer-term. The Company targeted tier-one customers in growing markets who were able to differentiate their products with our innovative technology, highlighted by the fact that our top ten end customer concentration had increased to 89 percent of sales in fiscal year 2013, from 74 percent in fiscal year 2012.

Fiscal year 2013 net sales of $809.8 million represented a 90 percent increase over fiscal year 2012 net sales of $426.8 million. Audio product line sales of $754.8 million in fiscal year 2013 represented a 115 percent increase over fiscal year 2012 sales of $350.7 million, attributable to higher sales of portable audio products. Energy product line sales of $55.0 million in fiscal year 2013 represented a 28 percent decrease from fiscal year 2012 sales of $76.1 million, which was attributable, primarily to the absence of revenue related to the products associated with our Tucson office asset sale, described in Note 8 — Asset Sale, coupled with decreased sales from our power meter components. Additionally, the restructuring discussed in Note 10 — Restructuring Costs of the consolidated financial statements contributed to this decrease.

In fiscal year 2013, we experienced substantial growth in our revenue and operating profit, significantly expanded our footprint in portable audio, and continued our investments in new LED lighting products.

Overall, gross margin for fiscal year 2013 was 49 percent. Decreases in gross margin for fiscal year 2013 were primarily due to inventory write-downs, including scrapped inventory, and unfavorable product mix. The Company achieved net income of $136.6 million in fiscal year 2013, which included an income tax provision in the amount of $64.6 million. Additionally, the Company’s number of employees decreased slightly to 652 in fiscal year 2013, due to the restructuring discussed in Note 10, partially offset by an increase in new hires.

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

In fiscal year 2012, we launched our first LED controller within our energy product line and continued our strategy of targeting growing markets, to showcase our expertise in analog and digital signal processing to solve challenging problems.

Overall gross margin of 54 percent for fiscal year 2012 represented an approximate 14 percent increase in gross profit over prior years. The Company achieved net income of $88.0 million in fiscal year 2012, which included a benefit for income taxes in the amount of $8.0 million upon realizing net deferred tax assets. Additionally, the Company’s number of employees grew to 667 in the 2012 fiscal year, due to the increased hiring of engineering talent for additional projects.

Results of Operations

The following table summarizes the results of our operations for each of the past three fiscal years as a percentage of net sales. All percentage amounts were calculated using the underlying data, in thousands:

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012
Net sales	100%	100%	100%
Gross margin	50%	49%	54%
Research and development	18%	14%	20%
Selling, general and administrative	10%	10%	15%
Patent infringement settlements, net	0%	0%	0%
Restructuring and other, net	0%	0%	0%

Income from operations	22%	25%	19%

Interest income, net	0%	0%	0%
Other expense, net	0%	0%	0%

Income before income taxes	22%	25%	19%
Provision (benefit) for income taxes	7%	8%	-2%

Net income	15%	17%	21%

Net Sales

We report sales in two product categories: audio products and energy products. Our sales by product line are as follows (in thousands):

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012
Audio Products	$667,739	$754,769	$350,743
Energy Products	46,599	55,017	76,100

	$714,338	$809,786	$426,843

Net sales for fiscal year 2014 decreased 12 percent, to $714.3 million from $809.8 million in fiscal year 2013. The decrease in net sales reflects an $87.0 million decrease in audio product sales and an $8.4 million decrease in energy product sales. The audio products group experienced a decline in sales from portable audio products, primarily due to anticipated declines in ASPs. The decline in energy product group sales was attributable primarily to the absence of revenue related to the products associated with our Tucson office asset sale, described in Note 8 — Asset Sale.

Net sales for fiscal year 2013 increased 90 percent, to $809.8 million from $426.8 million in fiscal year 2012. The increase in net sales reflects a $404.0 million increase in audio product sales, partially offset by a $21.1 million decrease in energy product sales. The substantial increase in audio revenue was largely driven by sales in portable audio products, where we experienced increases in the ASPs and volumes associated with low power audio codecs. In addition, we saw an increase in portable audio revenue as we began the shipment of a new product, a low power audio amplifier. The decline in energy product group sales was attributable primarily to the absence of revenue related to the products associated with our Tucson office asset sale, described in Note 8 — Asset Sale, coupled with decreased sales from our power meter components.

Export sales, principally to Asia, including sales to U.S.-based customers that manufacture products at plants overseas, were approximately $673.7 million in fiscal year 2014, $764.9 million in fiscal year 2013, and $376.6 million in fiscal year 2012. Export sales to customers located in Asia were 92 percent, 91 percent, and 79 percent, of net sales in fiscal years 2014, 2013, and 2012, respectively. All other export sales represented 3 percent of net sales in each of fiscal years 2014 and 2013, and 9 percent, of net sales in fiscal year 2012.

Our sales are denominated primarily in U.S. dollars. During fiscal years 2014, 2013, and 2012, we did not enter into any foreign currency hedging contracts.

Gross Margin

Overall gross margin of 50 percent for fiscal year 2014 reflects an increase from fiscal year 2013 gross margin of 49 percent. The increase was primarily attributable to the absence of a significant inventory write-down, which, as discussed below, occurred during the 2013 fiscal year in the amount of $25.5 million, partially offset by changes in product mix. Fiscal year 2014 sales of product written down in prior periods contributed $12.2 million to gross margin compared to less than $0.1 million, in fiscal year 2013. In total, excess and obsolete inventory charges, including scrapped inventory, decreased by $33.6 million from fiscal year 2013 and resulted in an increase of gross margin of 4.7 percent.

Overall gross margin of 49 percent for fiscal year 2013 reflects a decrease from fiscal year 2012 gross margin of 54 percent, primarily due to inventory write-downs in the 2013 fiscal year and unfavorable product mix. Fiscal year 2013 sales of product written down in prior periods contributed less than $0.1 million to gross margin compared to approximately $1.8 million, or 0.4 percent, in fiscal year 2012. In total, excess and obsolete inventory charges, including scrapped inventory, increased by $25.5 million from fiscal year 2012 and resulted in a decrease of gross margin of 3.1 percent. The $25.5 million increase in excess and obsolete inventory charges was primarily associated with a customer build forecast that exceeded actual market demand and resulted in excess inventory levels for certain high volume products.

Research and Development Expenses

Fiscal year 2014 research and development expenses of $126.2 million reflect an increase of $12.1 million, or 11 percent, from fiscal year 2013. The increase was primarily attributable to a 23 percent increase in research and development headcount and associated salary-related expenses. Additionally, during fiscal year 2014, we experienced higher headcount and associated facilities costs, driving increased depreciation and amortization costs. CAD software costs also increased for the year.

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

Selling, General and Administrative Expenses

Fiscal year 2014 selling, general and administrative expenses of $74.9 million reflect a decrease of $2.1 million, or 3 percent, compared to fiscal year 2013. The decrease was primarily attributable to decreases in variable compensation, sales commissions and travel expenses for the period, despite an increase in headcount of 7 percent.

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

Patent Infringement Settlements, Net

The Company reported a $0.7 million expense in the first quarter of fiscal year 2014 in connection with the settlement of the U.S. Ethernet Innovations, LLC case discussed in Note 14 — Legal Matters. This item is presented as a separate line item on the Consolidated Statements of Comprehensive Income within operating expenses under the caption “Patent infringement settlements, net.”

Interest Income, Net

Interest income, net in fiscal years 2014, 2013, and 2012, was $0.8 million, $0.4 million, and $0.5 million, respectively. The increase in interest income, net in fiscal year 2014 was due to higher cash and cash equivalent balances, compared to fiscal year 2013. The decrease in fiscal year 2013 was attributable to lower yield on invested capital.

Provision (Benefit) for Income Taxes

We recorded income tax expense of $47.6 million in fiscal year 2014 on a pre-tax income of $155.7 million, yielding an effective tax provision rate of 30.6 percent. Our effective tax rate was lower than the U.S. statutory rate of 35 percent, primarily due to the effect of a tax benefit of $6.3 million provided by the Extraterritorial Income Exclusion Act, an elective provision of the Internal Revenue Code. Another factor causing our tax expense to be below the federal statutory rate was the federal research and development credit which was in effect through December 31, 2013 as a result of the American Taxpayer Relief Act of 2013, which was enacted on January 2, 2013.

We recorded income tax expense of $64.6 million in fiscal year 2013 on a pre-tax income of $201.2 million, yielding an effective tax provision rate of 32.1 percent. Our effective tax rate was lower than the U.S. statutory rate of 35 percent, primarily as a result of federal research and development credits that were recorded during the year due to the retroactive extension of the credit by the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013. Our effective tax rate was also lowered slightly by the release of $2.6 million of valuation allowance that had been placed on our federal capital loss carryforward from the capital gain income generated by the sale of assets associated with the Company’s Apex products.

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

Outlook

Our long-term gross margin expectation is to remain in the mid-40 percent range with operating profit of approximately 20-percent. We anticipate revenues for fiscal year 2015 to be relatively flat compared to fiscal year 2014, due to changes in our portable audio pricing structure.

Liquidity and Capital Resources

In fiscal year 2014, our net cash provided by operating activities was $228.0 million. The positive cash flow from operating activities was predominantly due to the cash components of our net income, and a $48.1 million increase in working capital, primarily due to decreases in inventory for the period. In fiscal year 2013, our net cash provided by operating activities was $160.8 million. The positive cash flow from operating activities was predominantly due to the cash components of our net income, partially offset by a $76.1 million reduction in working capital, primarily due to an increase in inventory and accounts receivable as our business grew. In fiscal year 2012, our net cash provided by operating activities was $83.2 million. The positive cash flow from operating activities was predominantly due to the cash components of our net income, partially offset by a $16.8 million reduction in working capital.

In fiscal year 2014, we used approximately $220.3 million in cash for investing activities, principally due to the net purchases of marketable securities of $182.5 million, $15.1 million in capital expenditures and $20.4 million related to the Acoustic acquisition. In fiscal year 2013, we used approximately $84.8 million in cash for investing activities, principally due to the net purchases of marketable securities of $51.5 million and $52.9 million in capital expenditures, partially offset by $22.2 million in proceeds from the sale of assets associated with the Company’s Apex business in Tucson, Arizona. In fiscal year 2012, we generated approximately $18.4 million in cash from investing activities, principally due to the net proceeds from the sale of marketable securities, partially offset by $42 million in capital expenditures and investments in technology.

During fiscal years 2014, 2013, and 2012, we generated $5.3 million, $12.0 million, and $4.1 million, respectively, in cash from financing activities related to the receipt of cash from common stock issuances as a result of the exercises of employee stock options, net the cash paid by the Company for withholding taxes associated with the vesting of employee restricted stock units. In fiscal years 2014 and 2013, the Company utilized approximately $52.1 million and $86.1 million, respectively, in cash to repurchase and retire portions of its outstanding common stock as part of the $200 million stock repurchase program announced in the third quarter of fiscal year 2013. In fiscal year 2012, the Company utilized approximately $76.8 million in cash to repurchase and retire portions of its outstanding common stock as part of the $80 million stock repurchase program that began in fiscal year 2011. Additionally, excess tax benefits related to employee stock options exercises generated $8.4 million and $0.1 million, in fiscal years 2014 and 2013, respectively.

On April 19, 2012, the Company entered into a credit agreement (the “Expired Credit Agreement”) providing for a $100 million unsecured revolving credit facility with a $15 million letter of credit sublimit. This credit facility expired on April 19, 2013, and the Company chose not to renew the Expired Credit Agreement. The Company did not draw against the revolving line of credit. On April 29, 2014, the Company entered into a $225 million senior secured revolving line of credit facility to fund the Offer Consideration payable in the Acquisition. The Acquisition is expected to close in the second half of calendar year 2014. See “Revolving Credit Facilities” below for additional details regarding both facilities.

The Company began expansion of operations in fiscal year 2014 with the acquisition and building of additional facilities in Austin. We anticipate future costs related to the current expansion to range from $18 million to $20 million over the next year. We anticipate these cash uses to be funded from current cash sources.

Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects, potential acquisitions of companies or technologies and the expansion of our sales and marketing activities. We believe our expected future cash earnings, existing cash, cash equivalents, investments and credit under our Credit Facility are sufficient to meet our capital requirements through at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time.

Revolving Credit Facilities

On April 29, 2014, we entered into the Credit Agreement with Wells Fargo Bank, National Association as administrative agent and lender. The Credit Agreement provides for a $225 million senior secured revolving credit facility. The Credit Facility may be used for, among other things, payment of the Offer Consideration in connection with the Acquisition.

The Credit Facility matures on the earliest to occur of (a) January 23, 2015, (b) the date of termination of the Commitments as a result of a permanent reduction of all of the Commitments (as defined therein) by Cirrus Logic or (c) the date of termination of the Commitments as a result of an event of default (such date, the “Maturity Date”). We must repay the outstanding principal amount of all borrowings, together with all accrued but unpaid interest thereon, on the Maturity Date. The Credit Facility is required to be guaranteed by all of Cirrus Logic’s material domestic subsidiaries (the “Subsidiary Guarantors”). The Credit Facility is secured by substantially all of the assets of Cirrus Logic and any Subsidiary Guarantors, except for certain excluded assets.

Borrowings under the Credit Facility may, at our election, bear interest at either (a) a base rate plus the applicable margin (“Base Rate Loans”) or (b) a LIBOR rate plus the applicable margin (“LIBOR Rate Loans”). The applicable margin ranges from 0% to .25% per annum for Base Rate Loans and 1.75% to 2.25% per annum for LIBOR Rate Loans based on Cirrus Logic’s Leverage Ratio (as defined below). A commitment fee accrues at a rate per annum ranging from 0.30% to 0.40% (based on the Leverage Ratio) on the average daily unused portion of the commitments of the lenders.

We are entitled to borrow only in U.S. dollars under the Credit Facility. The Offer Consideration in connection with the Acquisition is payable in Great Britain pounds sterling; therefore, we entered into a separate nine-month foreign currency hedging contract with Wells Fargo, which is expected to mitigate the risk of fluctuations in the dollar/pounds sterling exchange rates in relation to the payment of the Offer Consideration in connection with the Acquisition.

The Credit Agreement contains customary affirmative covenants, including, among others, covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the Credit Agreement contains customary negative covenants limiting the ability of Cirrus Logic or any Subsidiary to, among other things, incur debt, grant liens, make investments, effect certain fundamental changes, make certain asset dispositions, and make certain restricted payments. The Credit Facility also contains certain financial covenants providing that (a) the ratio of consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters must not be greater than 1.75 to 1.00 (the “Leverage Ratio”) and (b) the sum of cash and cash equivalents of Cirrus Logic and its subsidiaries on a consolidated basis must not be less than $75 million.

The Credit Facility provides for a “Certain Funds Period” during which limited borrowing conditions apply and only breaches of certain major representations and major defaults or illegality may prevent funding the Offer Consideration in order to comply with the certain funds requirements of the United Kingdom City Code on Takeover and Mergers. Following the Certain Funds Period, the Credit Facility provides for a clean-up period to permit us to cure certain technical breaches.

The Company also maintained the Expired Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and issuing lender, Barclays Bank, as syndication agent, Wells Fargo Securities, LLC and Barclays Capital, as joint lead arrangers and co-book managers, and the lenders referred to therein (collectively, the “Lenders”). The aggregate borrowing limit under the unsecured revolving credit facility was $100 million with a $15 million letter of credit sublimit and was intended to provide the Company with short-term borrowings for working capital and other general corporate purposes.

The Expired Credit Agreement contained customary affirmative covenants, including, among others, covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the Expired Credit Agreement contained customary negative covenants limiting the ability of the Company or any Subsidiary Guarantors to, among other things, incur debt, grant liens, make investments, effect certain fundamental changes, make certain asset dispositions, make certain restricted payments, enter into certain transactions with affiliates and permit aggregate capital expenditures to exceed $90.0 million on a rolling four-quarter basis. The facility also contained certain negative financial covenants providing that (a) the ratio of consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters must not be greater than 1.75 to 1.00 and (b) the ratio of consolidated EBITDA for the prior four consecutive quarters to consolidated interest expense for the prior four consecutive quarters must not be less than 3.50 to 1.00. The Company was in compliance with these covenants and there were no borrowings under the facility through April 19, 2013. The credit facility expired on April 19, 2013 and was not renewed.

See also Note 9 — Revolving Line of Credit.

Off Balance Sheet Arrangements

As of March 29, 2014, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

In our business activities, we incur certain commitments to make future payments under contracts such as purchase orders, operating leases and other long-term contracts. Maturities under these contracts are set forth in the following table as of March 29, 2014:

	Payment due by period (in thousands)
	< 1 year	1 – 3 years	3 – 5 years	> 5 years	Total
Facilities leases, net	$3,054	$5,115	$1,196	$—	$9,365
Equipment leases	11	13	9	—	33
Wafer purchase commitments	36,717	—	—	—	36,717
Assembly purchase commitments	2,053	—	—	—	2,053
Outside test purchase commitments	5,321	—	—	—	5,321
Other purchase commitments	—	—	—	—	—

Total	$47,156	$5,128	$1,205	$—	$53,489

Certain of our operating lease obligations include escalation clauses. These escalating payment requirements are reflected in the table.

ITEM 7A.   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks associated with interest rates on our debt securities, currency movements on non-U.S. dollar denominated assets and liabilities, and the effect of market factors on the value of our marketable equity securities. We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. All of the potential changes noted below are based on sensitivity analyses as of March 29, 2014. Actual results may differ materially.

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

To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio. At March 29, 2014, an immediate one percent, or 100 basis points, increase or decrease in interest rates could result in a $3.4 million fluctuation in our annual interest income. However, our investment portfolio holdings as of March 29, 2014, yielded less than 100 basis points, which reduces our downside interest rate risk to the amount of interest income recognized in fiscal year 2014, or $0.8 million. At March 30, 2013, an immediate one percent, or 100 basis points, increase or decrease in interest rates could result in a $1.8 million fluctuation in our annual interest income. However, our investment portfolio holdings as of March 30, 2013, yielded less than 100 basis points, which reduces our downside interest rate risk to the amount of interest income recognized in fiscal year 2013, or $0.4 million. At March 31, 2012, an immediate one percent, or 100 basis points, increase or decrease in interest rates could result in a $0.6 million fluctuation in our annual interest income. However, our investment portfolio holdings as of March 31, 2012, yielded less than 100 basis points, which reduces our downside interest rate risk to the amount of interest income recognized in fiscal year 2012, or $0.5 million. For all of these fiscal years, the risks associated with fluctuating interest rates were limited to our annual interest income and not the underlying principal as we generally have the ability to hold debt related investments to maturity. The amounts disclosed in this paragraph are based on a 100 basis point fluctuation in interest rates applied to the average cash balance for that fiscal year.

Foreign Currency Exchange Risk

Our revenue and spending is transacted primarily in U.S. dollars; however, in fiscal years 2014, 2013, and 2012, we entered into routine transactions in other currencies to fund the operating needs of our technical support, and sales offices outside of the U.S. As of March 29, 2014 and March 30, 2013, a ten percent change in the value of the related currencies would not have a material impact on our results of operations and financial position. During fiscal years 2014, 2013, and 2012, we did not enter into any foreign currency hedging contracts. See Note 20 — Subsequent Event for further detail regarding the Wolfson acquisition.

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

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Cirrus Logic, Inc.

We have audited the accompanying consolidated balance sheets of Cirrus Logic, Inc. (the Company) as of March 29, 2014 and March 30, 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended March 29, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cirrus Logic, Inc. at March 29, 2014 and March 30, 2013, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended March 29, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cirrus Logic, Inc.’s internal control over financial reporting as of March 29, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated May 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

May 28, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Cirrus Logic, Inc.

We have audited Cirrus Logic, Inc.’s (the Company) internal control over financial reporting as of March 29, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Cirrus Logic, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cirrus Logic, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 29, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cirrus Logic, Inc. as of March 29, 2014 and March 30, 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended March 29, 2014 of Cirrus Logic, Inc. and our report dated May 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

May 28, 2014

CIRRUS LOGIC, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 29, 2014	March 30, 2013
Assets
Current assets:
Cash and cash equivalents	$31,850	$66,402
Marketable securities	263,417	105,235
Accounts receivable, net	63,220	69,289
Inventories	69,743	119,300
Deferred tax assets	22,024	64,937
Other current assets	25,079	19,371

Total current assets	475,333	444,534
Long-term marketable securities	89,243	64,910
Property and equipment, net	103,650	100,623
Goodwill and intangibles, net	28,366	10,677
Deferred tax assets	25,065	16,671
Other assets	3,087	13,932

Total assets	$724,744	$651,347

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$51,932	$60,827
Accrued salaries and benefits	13,388	16,592
Deferred income	5,631	4,956
Software license agreement	7,023	6,424
Other accrued liabilities	4,549	4,280

Total current liabilities	82,523	93,079
Long-term liabilities	4,863	10,094
Stockholders’ equity:
Preferred stock, 5.0 million shares authorized but unissued	—	—
Common stock, $0.001 par value, 280,000 shares authorized, 61,956 shares and 63,291 shares issued and outstanding at March 29, 2014 and March 30, 2013, respectively	62	63
Additional paid-in capital	1,078,816	1,041,771
Accumulated deficit	(440,634)	(492,741)
Accumulated other comprehensive loss	(886)	(919)

Total stockholders’ equity	637,358	548,174

Total liabilities and stockholders’ equity	$724,744	$651,347

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012
Net sales	$714,338	$809,786	$426,843
Cost of sales	358,175	414,595	196,402

Gross profit	356,163	395,191	230,441

Operating expenses
Research and development	126,189	114,071	85,697
Selling, general and administrative	74,861	76,998	65,208
Patent infringement settlements, net	695	—	—
Restructuring and other, net	(598)	3,292	—

Total operating expenses	201,147	194,361	150,905

Income from operations	155,016	200,830	79,536
Interest income, net	848	440	517
Other expense, net	(127)	(80)	(70)

Income before income taxes	155,737	201,190	79,983
Provision (benefit) for income taxes	47,626	64,592	(8,000)

Net income	108,111	136,598	87,983

Change in unrealized gain (loss) on marketable securities, net of tax	33	(157)	(8)

Comprehensive income	$108,144	$136,441	$87,975

Basic earnings per share	$1.72	$2.12	$1.35
Diluted earnings per share	$1.65	$2.00	$1.29
Basic weighted average common shares outstanding	62,926	64,580	64,934
Diluted weighted average common shares outstanding	65,535	68,454	68,063

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012
Cash flows from operating activities:
Net income	$108,111	$136,598	$87,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,883	13,562	9,972
Stock compensation expense	23,074	21,495	12,178
Deferred income taxes	35,959	60,600	(10,154)
Loss on retirement or write-off of long-lived assets	568	—	23
Excess tax benefit related to the exercise of employee stock options	(8,445)	(106)	—
Other non-cash charges	5,760	4,792	—
Net change in operating assets and liabilities:
Accounts receivable, net	6,815	(25,232)	(5,055)
Inventories	49,557	(67,606)	(15,418)
Other assets	1,239	134	(9,783)
Accounts payable	(9,443)	22,423	10,469
Accrued salaries and benefits	(3,169)	3,260	1,232
Deferred income	660	(2,272)	384
Income taxes payable	9,496	263	(130)
Other accrued liabilities	(7,027)	(7,087)	1,494

Net cash provided by operating activities	228,038	160,824	83,195

Cash flows from investing activities:
Proceeds from sale of available for sale marketable securities	139,037	127,336	181,282
Purchases of available for sale marketable securities	(321,519)	(178,847)	(127,852)
Purchases of property, equipment and software	(15,058)	(52,902)	(35,948)
Acquisition of Acoustic Technologies, net of cash obtained	(20,402)	—	—
Proceeds from sale of Apex assets	—	22,220	—
Investments in technology	(2,296)	(3,009)	(6,604)
Decrease in restricted investments	—	—	5,786
(Increase) decrease in deposits and other assets	(111)	402	1,773

Net cash (used in) provided by investing activities	(220,349)	(84,800)	18,437

Cash flows from financing activities:
Issuance of common stock, net of shares withheld for taxes	5,320	12,008	4,108
Repurchase and retirement of common stock	(52,138)	(86,059)	(76,782)
Repurchase of stock to satisfy employee tax withholding obligations	(3,868)	(1,674)	—
Excess tax benefit related to the exercise of employee stock options	8,445	106	—

Net cash used in financing activities	(42,241)	(75,619)	(72,674)

Net (decrease) increase in cash and cash equivalents	(34,552)	405	28,958
Cash and cash equivalents at beginning of period	66,402	65,997	37,039

Cash and cash equivalents at end of period	$31,850	$66,402	$65,997

Supplemental disclosures of cash flow information
Cash payments during the year for:
Income taxes	$2,118	$5,125	$2,268

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated Other Comprehensive Loss
			Additional Paid-In Capital
	Common Stock			Accumulated Deficit
	Shares	Amount				Total
Balance, March 26, 2011	68,664	69	991,878	(552,814)	(754)	438,379
Net income	—	—	—	87,983	—	87,983
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(8)	(8)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	642	—	4,108	—	—	4,108
Repurchase and retirement of common stock	(4,912)	(5)	—	(76,778)	—	(76,783)
Amortization of deferred stock compensation	—	—	12,178	—	—	12,178

Balance, March 31, 2012	64,394	64	1,008,164	(541,609)	(762)	465,857
Net income	—	—	—	136,598	—	136,598
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(157)	(157)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	1,907	2	12,006	(1,674)	—	10,334
Repurchase and retirement of common stock	(3,010)	(3)	—	(86,056)	—	(86,059)
Amortization of deferred stock compensation	—	—	21,495	—	—	21,495
Excess tax benefit from employee stock options	—	—	106	—	—	106

Balance, March 30, 2013	63,291	63	1,041,771	(492,741)	(919)	548,174
Net income	—	—	—	108,111	—	108,111
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	33	33
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	1,301	1	5,319	(3,868)	—	1,452
Repurchase and retirement of common stock	(2,636)	(2)	—	(52,136)	—	(52,138)
Amortization of deferred stock compensation	—	—	23,281	—	—	23,281
Excess tax benefit from employee stock options	—	—	8,445	—	—	8,445

Balance, March 29, 2014	61,956	62	1,078,816	(440,634)	(886)	637,358

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

Basis of Presentation

We prepare financial statements on a 52- or 53-week year that ends on the last Saturday in March. Fiscal years 2014 and 2013 were 52-week years, whereas fiscal year 2012 was a 53-week year.

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

Marketable Securities

We determine the appropriate classification of marketable securities at the time of purchase and reevaluate this designation as of each balance sheet date. We classify these securities as either held-to-maturity, trading, or available-for-sale. As of March 29, 2014 and March 30, 2013, all marketable securities were classified as available-for-sale securities. The Company classifies its investments as “available for sale” because it expects to possibly sell some securities prior to maturity. The Company’s investments are subject to market risk, primarily interest rate and credit risk. The Company’s investments are managed by an outside professional manager within investment guidelines set by the Company. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting the Company’s investments to high quality debt instruments with relatively short-term maturities. The fair value of investments is determined using observable or quoted market prices for those securities.

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

On a quarterly and annual basis, we analyze inventories on a part-by-part basis. Product life cycles and the competitive nature of the industry are factors considered in the evaluation of customer unit demand at the end of each quarterly accounting period. Inventory quantities on-hand in excess of forecasted demand is considered to have reduced market value and, therefore, the cost basis is adjusted to the lower of cost or market. Typically, market values for excess or obsolete inventories are considered to be zero. During fiscal year 2013, the Company recorded excess and obsolete inventory charges of $25.5 million, primarily associated with a customer build forecast that exceeded actual market demand and resulted in excess inventory levels for certain high volume products. No significant inventory charges were recorded in fiscal year 2014 for excess and obsolete inventory.

Inventories were comprised of the following (in thousands):

	March 29, 2014	March 30, 2013
Work in process	$37,967	$34,169
Finished goods	31,776	85,131

	$69,743	$119,300

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

Property, plant and equipment was comprised of the following (in thousands):

	March 29, 2014	March 30, 2013
Land	$23,806	$23,778
Buildings	37,899	38,257
Furniture and fixtures	9,440	9,677
Leasehold improvements	2,387	1,091
Machinery and equipment	59,552	51,080
Capitalized software	24,437	24,671
Construction in progress	3,797	2,528

Total property, plant and equipment	161,318	151,082
Less: Accumulated depreciation and amortization	(57,668)	(50,459)

Property, plant and equipment, net	$103,650	$100,623

Depreciation and amortization expense on property, plant, and equipment for fiscal years 2014, 2013, and 2012, was $12.1 million, $10.2 million, and $6.3 million, respectively.

Goodwill and Intangibles, net

Intangible assets include purchased technology licenses and patents that are reported at cost and are amortized on a straight-line basis over their useful lives, generally ranging from one to ten years. Acquired intangibles include existing technology, core technology or patents, license agreements, trademarks, tradenames, and customer relationships. These assets are amortized on a straight-line basis over lives ranging from four to fifteen years.

Goodwill is recorded at the time of an acquisition and is calculated as the difference between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) a significant slowdown in the worldwide economy and the semiconductor industry, or (iv) any failure to meet the performance projections included in our forecasts of future operating results. The Company tests goodwill and indefinite lived intangibles for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management’s assessment of qualitative factors to determine whether it is more likely than not that goodwill and other intangible assets are impaired. If management concludes from its assessment of qualitative factors that it is more likely than not that impairment exists, then a quantitative impairment test will be performed involving management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in these evaluations. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. There were no impairments of goodwill in fiscal years 2014, 2013 or 2012. There were no material intangible asset impairments in fiscal years 2014, 2013 and 2012.

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

We had three contract manufacturers, Futaihua Industrial, Hongfujin Precision and Protek, who represented 14 percent, 44 percent, and 12 percent, respectively, for fiscal year 2014 and 21 percent, 36 percent, and 16 percent, respectively for fiscal year 2013, of our consolidated gross accounts receivable. Additionally, in fiscal year 2014, we had one distributor, Avnet, Inc. who represented 11 percent of our consolidated gross accounts receivable. No other distributor or customer had receivable balances that represented more than 10 percent of consolidated gross trade accounts receivable as of the end of fiscal year 2014 or 2013.

Since the components we produce are largely proprietary and generally not available from second sources, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, from a distributor, or through a third party manufacturer contracted to produce their end product. For fiscal years 2014, 2013, and 2012, our ten largest end customers represented approximately 88 percent, 89 percent, and 74 percent, of our sales, respectively. For fiscal years 2014, 2013, and 2012, we had one end customer, Apple Inc., who purchased through multiple contract manufacturers and represented approximately 80 percent, 82 percent, and 62 percent, of the Company’s total sales, respectively. Further, we had one distributor, Avnet, Inc., that represented 15 percent of our sales for fiscal year 2012. No other customer or distributor represented more than 10 percent of net sales in fiscal years 2014, 2013, or 2012.

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

Further, for sales where revenue is deferred, the Company defers the associated cost of goods sold on our Consolidated Balance Sheet, net within the deferred income caption. The Company routinely evaluates the products held by our distributors for impairment to the extent such products may be returned by the distributor within these limited rights and such products would be considered excess or obsolete if included within our own inventory. Products returned by distributors and subsequently scrapped have historically been immaterial to the Company.

Warranty Expense

We warrant our products and maintain a provision for warranty repair or replacement of shipped products. The accrual represents management’s estimate of probable returns. Our estimate is based on an analysis of our overall sales volume and historical claims experience. The estimate is re-evaluated periodically for accuracy.

Shipping Costs

Our shipping and handling costs are included in cost of sales for all periods presented in the Consolidated Statements of Comprehensive Income.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $1.4 million, $1.5 million, and $1.8 million, in fiscal years 2014, 2013, and 2012, respectively.

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

Although we believe the measurement of our liabilities for uncertain tax positions is reasonable, we cannot assure that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals. If additional taxes are assessed as a result of an audit or litigation, it could have a material effect on our income tax provision and net income in the period or periods for which that determination is made. We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues which may require an extended period of time to resolve and could result in additional assessments of income tax. We believe adequate provisions for income taxes have been made for all periods.

Net Income Per Share

Basic net income per share is based on the weighted effect of common shares issued and outstanding and is calculated by dividing net income by the basic weighted average shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares used in the basic net income per share calculation, plus the equivalent number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. These potentially dilutive items consist primarily of outstanding stock options and restricted stock grants.

The following table details the calculation of basic and diluted earnings per share for fiscal years 2014, 2013, and 2012 (in thousands, except per share amounts):

	2014	2013	2012
Numerator:
Net income	$108,111	$136,598	$87,983
Denominator:
Weighted average shares outstanding	62,926	64,580	64,934
Effect of dilutive securities	2,609	3,874	3,129

Weighted average diluted shares	65,535	68,454	68,063

Basic earnings per share	$1.72	$2.12	$1.35
Diluted earnings per share	$1.65	$2.00	$1.29

The weighted outstanding options excluded from our diluted calculation for the years ended March 29, 2014, March 30, 2013, and March 31, 2012, were 833 thousand, 453 thousand, and 1,052 thousand, respectively, as the exercise price exceeded the average market price during the period.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss is comprised of foreign currency translation adjustments from prior years when we had subsidiaries whose functional currency was not the U.S. Dollar, as well as unrealized gains and losses on investments classified as available-for-sale. See Note 16 – Accumulated Other Comprehensive loss for additional discussion.

3.	Marketable Securities

The Company’s investments that have original maturities greater than 90 days have been classified as available-for-sale securities in accordance with U.S. GAAP. Marketable securities are categorized on the Consolidated Balance Sheet as marketable securities, as appropriate.

The following table is a summary of available-for-sale securities (in thousands):

As of March 29, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$246,878	$52	$(245)	$246,685
U.S. Treasury securities	56,986	10	(2)	56,994
Agency discount notes	2,008	1	—	2,009
Commercial paper	41,962	10	(2)	41,970
Certificates of deposit	5,006	—	(4)	5,002

Total securities	$352,840	$73	$(253)	$352,660

The Company’s specifically identified gross unrealized losses of $253 thousand relates to 74 different securities with a total amortized cost of approximately $207.8 million at March 29, 2014. Because the Company does not intend to sell the investments at a loss and the Company will not be required to sell the investments before recovery of its amortized cost basis, it did not consider the investment in these securities to be other-than-temporarily impaired at March 29, 2014. Further, the securities with gross unrealized losses had been in a continuous unrealized loss position for less than 12 months as of March 29, 2014.

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

The cost and estimated fair value of available-for-sale investments by contractual maturity were as follows:

	March 29, 2014		March 30, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$263,418	$263,417	$105,290	$105,235
After 1 year	89,422	89,243	65,004	64,910

Total	$352,840	$352,660	$170,294	$170,145

4.	Fair Value of Financial Instruments

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

The Company’s investment portfolio assets consist of corporate debt securities, money market funds, U.S. Treasury securities, obligations of U.S. government-sponsored enterprises, commercial paper, and certificates of deposit and are reflected on our Consolidated Balance Sheet under the headings cash and cash equivalents, marketable securities, and long-term marketable securities. The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.

As of March 29, 2014 and March 30, 2013, the Company classified all investment portfolio assets as Level 1 or Level 2 assets. The Company has no Level 3 assets. There were no transfers between Level 1, Level 2, or Level 3 measurements for the years ending March 29, 2014 and March 30, 2013.

The fair value of our financial assets at March 29, 2014, was determined using the following inputs (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Cash equivalents
Money market funds	$20,456	$—	$—	$20,456
Commercial paper	—	1,878	—	1,878

	$20,456	$1,878	$—	$22,334
Available-for-sale securities
Corporate debt securities	$—	$246,685	$—	$246,685
U.S. Treasury securities	56,994	—	—	56,994
Agency discount notes	—	2,009	—	2,009
Commercial paper	—	41,970	—	41,970
Certificates of deposit	—	5,002	—	5,002

	$56,994	$295,666	$—	$352,660

The fair value of our financial assets at March 30, 2013, was determined using the following inputs (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Cash equivalents
Money market funds	$54,762	$—	$—	$54,762
Commercial paper	—	1,500	—	1,500

	$54,762	$1,500	$—	$56,262
Available-for-sale securities
Corporate debt securities	$—	$94,667	$—	$94,667
U.S. Treasury securities	34,381	—	—	34,381
Agency discount notes	—	1,027	—	1,027
Commercial paper	—	40,070	—	40,070

	$34,381	$135,764	$—	$170,145

5.	Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	March 29, 2014	March 30, 2013
Gross accounts receivable	$63,449	$69,590
Allowance for doubtful accounts	(229)	(301)

Accounts receivable, net	$63,220	$69,289

The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Balance, March 26, 2011	$(421)
Bad debt expense, net of recoveries	50

Balance, March 31, 2012	(371)
Bad debt expense, net of recoveries	70

Balance, March 30, 2013	(301)
Bad debt expense, net of recoveries	72

Balance, March 29, 2014	$(229)

6.	Goodwill and Intangibles, net

The goodwill balance included on the Consolidated Balance Sheets under the caption “Goodwill and intangibles, net” is $16.4 million and $6.0 million at March 29, 2014 and March 30, 2013, respectively. The increase in the goodwill and intangibles balances resulted from the acquisition discussed below in Note 7 — Acquisition.

The following information details the gross carrying amount and accumulated amortization of our intangible assets (in thousands):

	March 29, 2014		March 30, 2013
Intangible Category (Weighted-Average Amortization period (years))	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core technology (a)	$1,390	$(1,390)	$1,390	$(1,390)
License agreement (a)	440	(440)	440	(440)
Existing technology (10.1)	9,826	(4,206)	5,566	(3,802)
Trademarks and tradename (b)	1,600	(384)	320	(320)
Customer relationships (10.0)	2,400	(120)	—	—
Technology licenses (3.2)	18,000	(15,117)	16,303	(13,417)

Total	$33,656	$(21,657)	$24,019	$(19,369)

(a)	Intangible assets are fully amortized.
(b)	Trademark assets are fully amortized. The tradename is being amortized over a period of ten years.

Amortization expense for intangibles in fiscal years 2014, 2013, and 2012 was $2.8 million, $3.4 million, and $3.7 million, respectively. The following table details the estimated aggregate amortization expense for all intangibles owned as of March 29, 2014, for each of the five succeeding fiscal years (in thousands):

For the year ended March 28, 2015	$3,443
For the year ended March 26, 2016	$2,295
For the year ended March 25, 2017	$1,101
For the year ended March 31, 2018	$794
For the year ended March 30, 2019	$794

7.	Acquisition

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

The Company acquired Acoustic for approximately $20.4 million, net of cash obtained, and recorded the purchase using the acquisition method of accounting. This method allows for the recognition of the assets acquired and liabilities assumed at their fair values as of the acquisition date. The Consolidated Statements of Comprehensive Income presented include Acoustic’s results of operations beginning on the date of the acquisition. Pro forma information related to this acquisition has not been presented because it would not be materially different from amounts reported.

Goodwill was recorded in relation to the acquisition, as the purchase price was in excess of the fair value of the net assets acquired. None of the goodwill is tax-deductible. The final purchase price was allocated as follows (in thousands):

Goodwill and Net Assets Acquired	Amount
Cash and cash equivalents	$120
Accounts receivable	775
Other current assets	2
Property and equipment	175
Intangible assets	7,940
Goodwill	10,340
Deferred tax asset — long-term	1,440
Other non-current assets	36
Current liabilities	(276)

Total purchase price	$20,552

The acquired intangible assets and related weighted average amortization periods are detailed below (in thousands):

Intangible assets	Amount	Weighted-average Amortization Period (years)
Technology	$4,260	10
Tradename	1,280	10
Customer relationships	2,400	10

Total	$7,940

8.	Asset Sale

The Company entered into an agreement to sell certain assets associated with Apex Precision Power (“Apex”) products in Tucson, Arizona for $26.1 million. On August 17, 2012, the Company closed the transaction under this agreement. After closing the transaction, the Company maintained a high voltage / high power IC design team in Tucson. See Note 10 — Restructuring Costs for information regarding the subsequent closure and relocation of the Tucson design center. The Company received $22.2 million in cash and has recorded a long-term note receivable for $3.9 million to be paid in its entirety by August 17, 2014. The gain recorded on the sale was $0.2 million and is included on the Consolidated Statement of Comprehensive Income under the caption, “Restructuring and other, net.”

9.	Revolving Line of Credit

The Company maintained a revolving credit agreement (the “Expired Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and issuing lender, Barclays Bank, as syndication agent, Wells Fargo Securities, LLC and Barclays Capital, as joint lead arrangers and co-book managers until early fiscal year 2014. The aggregate borrowing limit under the unsecured revolving credit facility was $100 million with a $15 million letter of credit sublimit and was intended to provide the Company with short-term borrowings for working capital and other general corporate purposes. The interest rate payable was, at the Company’s election, (i) a base rate plus the applicable margin, where the base rate is determined by reference to the highest of 1) the prime rate publicly announced by the administrative agent, 2) the federal funds rate plus 0.50%, and 3) LIBOR for a one month period plus the difference between the applicable margin for LIBOR rate loans and the applicable margin for base rate loans, or (ii) the LIBOR rate plus the applicable margin that varies according to the leverage ratio of the Company. Certain representations and warranties were required under the Expired Credit Agreement, and the Company must have been in compliance with specified financial covenants, including (i) the requirement that the Company maintain a ratio of consolidated funded indebtedness to consolidated EBITDA of not greater than 1.75 to 1.0, computed in accordance with the terms of the Expired Credit Agreement, and (ii) a minimum ratio of consolidated EBITDA to consolidated interest expense of not less than 3.50 to 1.0. The Company was in compliance with these covenants during the period. The Company had no outstanding amounts under the facility as of March 29, 2014 and March 30, 2013, and there were no borrowings under the facility prior to its expiration on April 19, 2013. See Note 20 – Subsequent Event for details on new revolving line of credit.

10.	Restructuring Costs

In the third quarter of fiscal year 2013, the Company committed to a plan to close its Tucson, Arizona design center and move those operations to the Company’s headquarters in Austin, Texas. As a result, the Company incurred a one-time charge for relocation, severance-related items and facility-related costs to operating expenses totaling $3.5 million in the third quarter of fiscal year 2013. The charge included $1.5 million in severance and relocation-related costs and $2.0 million in facility and other related charges. In fiscal year 2014, the Company recorded a credit of approximately $0.6 million related to changes in estimates for the facility, due to new subleases on the vacated property. This information is presented in a separate line item on the Consolidated Statements of Comprehensive Income in operating expenses under the caption “Restructuring and other, net.”

Of the net $2.9 million expense incurred, approximately $2.5 million has been completed, and consisted of severance and relocation-related costs of approximately $1.1 million, an asset impairment charge of approximately $1.0 million, and facility-related costs of approximately $0.4 million. As of March 29, 2014, we have a remaining restructuring accrual of $0.4 million, included in “Other accrued liabilities” on the Consolidated Balance Sheet.

11.	Employee Benefit Plans

We have a 401(k) Profit Sharing Plan (the “401(k) Plan”) covering all of our qualifying domestic employees. Under the 401(k) Plan, employees may elect to contribute any percentage of their annual compensation up to the annual IRS limitations. Beginning in the fourth quarter of fiscal year 2014, the Company matches 50 percent of the first 8 percent of the employees’ annual contribution; prior to the fourth quarter of the current fiscal year, the Company matched 50 percent of the first 6 percent of the employee’s annual contribution. We made matching employee contributions of $1.8 million, $1.5 million, and $1.3 million during fiscal years 2014, 2013, and 2012, respectively.

12.	Equity Compensation

The Company is currently granting equity awards from the 2006 Stock Incentive Plan (the “Plan”), which was approved by stockholders in July 2006. The Plan provides for granting of stock options, restricted stock awards, performance awards, phantom stock awards, and bonus stock awards, or any combination of the foregoing. To date, the Company has granted stock options, restricted stock awards, and phantom stock awards (also called restricted stock units) under the Plan. Stock options generally vest between zero and four years, and are exercisable for a period of ten years from the date of grant. Generally, restricted stock awards are subject to vesting schedules up to four years. Restricted stock units are generally subject to vesting from one to three years, depending upon the terms of the grant.

The following table summarizes the activity in total shares available for grant (in thousands):

Shares Available for Grant
Balance, March 26, 2011	8,175
Plans terminated	(34)
Granted	(2,049)
Forfeited	165

Balance, March 31, 2012	6,257
Plans terminated	—
Granted	(1,600)
Forfeited	468

Balance, March 30, 2013	5,125
Plans terminated	—
Granted	(1,785)
Forfeited	207

Balance, March 29, 2014	3,547

Stock Compensation Expense

The following table summarizes the effects of stock-based compensation on cost of goods sold, research and development, sales, general and administrative, pre-tax income, and net income after taxes for options granted under the Company’s equity incentive plans (in thousands, except per share amounts):

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012
Cost of sales	$864	$751	$398
Research and development	10,392	10,549	5,590
Sales, general and administrative	11,818	10,195	6,190

Effect on pre-tax income	23,074	21,495	12,178
Income Tax Benefit	(8,445)	(106)	—

Total share-based compensation expense (net of taxes)	14,629	21,389	12,178

Share-based compensation effects on basic earnings per share	$0.50	$0.33	$0.19
Share-based compensation effects on diluted earnings per share	0.48	0.32	0.18
Share-based compensation effects on operating activities cash flow	14,629	21,389	12,178
Share-based compensation effects on financing activities cash flow	8,445	106	—

The total share based compensation expense included in the table above and which is attributable to restricted stock awards and restricted stock units was $18.6 million, $16.3 million, and $6.3 million, for fiscal years 2014, 2013, and 2012, respectively.

As of March 29, 2014, there was $37.5 million of compensation costs related to non-vested stock options, restricted stock awards, and restricted stock units granted under the Company’s equity incentive plans not yet recognized in the Company’s financial statements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.21 years for stock options, 0.27 years for restricted stock awards, and 1.49 years for restricted stock units.

Stock Option Awards

We estimated the fair value of each stock option grant on the date of grant using the Black-Scholes option-pricing model using a dividend yield of zero and the following additional assumptions:

	Year Ended
	March 29, 2014	March 30, 2013	March 31, 2012
Expected stock price volatility	51.93 - 54.34%	63.42%	59.25 - 66.11%
Risk-free interest rate	0.47 - 0.52%	0.31%	0.27 - 1.43%
Expected term (in years)	2.46 - 2.61	2.46	2.32 - 3.82

The Black-Scholes valuation calculation requires us to estimate key assumptions such as stock price volatility, expected term, risk-free interest rate and dividend yield. The expected stock price volatility is based upon implied volatility from traded options on our stock in the marketplace. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding after becoming vested. The risk-free interest rate reflects the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption. Finally, we have never paid cash dividends, do not currently intend to pay cash dividends, and thus have assumed a zero percent dividend yield.

Using the Black-Scholes option valuation model, the weighted average estimated fair values of employee stock options granted in fiscal years 2014, 2013, and 2012, were $10.45, $20.43, $7.58, respectively.

During fiscal year 2014, 2013, and 2012, we received a net $5.1 million, $12.0 million, and $4.1 million, respectively, from the exercise of 0.8 million, 1.7 million, and 0.6 million, respectively, stock options granted under the Company’s Stock Plan.

The total intrinsic value of stock options exercised during fiscal year 2014, 2013, and 2012, was $12.4 million, $48.6 million, and $7.6 million, respectively. Intrinsic value represents the difference between the market value of the Company’s common stock at the time of exercise and the strike price of the stock option.

As of March 29, 2014, approximately 7.3 million shares of common stock were reserved for issuance under the Company’s Stock Plan.

Additional information with respect to stock option activity is as follows (in thousands, except per share amounts):

	Outstanding Options
	Number	Weighted Average Exercise Price
Balance, March 26, 2011	6,181	$7.63
Options granted	450	15.63
Options exercised	(593)	6.88
Options forfeited	(67)	7.70
Options expired	(67)	15.68

Balance, March 31, 2012	5,904	$8.23
Options granted	264	37.22
Options exercised	(1,746)	6.88
Options forfeited	(144)	12.52
Options expired	—	20.25

Balance, March 30, 2013	4,278	$10.42
Options granted	318	23.45
Options exercised	(834)	6.12
Options forfeited	(10)	15.33
Options expired	(27)	19.52

Balance, March 29, 2014	3,725	$12.42

Additional information with regards to outstanding options that are vesting, expected to vest, or exercisable as of March 29, 2014 is as follows (in thousands, except years and per share amounts):

	Number of Options	Weighted Average Exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Vested and expected to vest	3,676	$12.24	5.68	$32,674
Exercisable	3,004	$9.54	5.07	$31,823

In accordance with U.S. GAAP, stock options outstanding that are expected to vest are presented net of estimated future option forfeitures, which are estimated as compensation costs are recognized. Options with a fair value of $4.8 million, $4.8 million, and $6.3 million, became vested during fiscal years 2014, 2013, and 2012, respectively.

The following table summarizes information regarding outstanding and exercisable options as of March 29, 2014 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.82 - $5.53	502	4.03	$5.16	502	$5.16
$5.55 - $5.55	943	5.50	5.55	943	5.55
$5.66 - $7.87	701	3.21	7.27	701	7.27
$8.06 - $16.25	831	6.74	15.21	616	15.10
$16.28 - $24.14	499	8.30	22.03	154	19.46
$38.99 - $38.99	249	8.52	38.99	88	38.99

	3,725	5.72	$12.42	3,004	$9.54

As of March 29, 2014 and March 30, 2013, the number of options exercisable was 3.0 million and 3.2 million, respectively.

Restricted Stock Awards

The Company periodically grants restricted stock awards (“RSA’s”) to select employees. The grant date for these awards is equal to the measurement date and the awards are valued as of the measurement date and amortized over the requisite vesting period, which is no more than four years. Each full value award, including RSA’s, reduces the total shares available for grant under the Plan at a rate of 1.5 shares per RSA granted. As of March 29, 2014, approximately 0.1 million shares attributable to RSA awards were reserved for issuance under the Plan, which includes the additional shares associated with this full value multiplier. A summary of the activity for RSA’s in fiscal year 2014, 2013, and 2012, is presented below (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
March 26, 2011	45	$7.21
Granted	49	15.31
Vested	(54)	14.57
Forfeited	—	—

March 31, 2012	40	7.19
Granted	27	28.24
Vested	(62)	15.45
Forfeited	—	—

March 30, 2013	5	17.28
Granted	—	—
Vested	—	—
Forfeited	—	—

March 29, 2014	5	$17.28

The aggregate intrinsic value of RSA’s outstanding as of March 29, 2014 was $98 thousand. RSA’s with a fair value of $951 thousand and $637 thousand became vested during fiscal years 2013 and 2012, respectively. No RSA’s became vested during fiscal year 2014.

Restricted Stock Units

Commencing in fiscal year 2011, the Company began granting restricted stock units (“RSU’s”) to select employees. These awards are valued as of the grant date and amortized over the requisite vesting period. Generally, RSU’s vest 100 percent on the first to third anniversary of the grant date depending on the vesting specifications. Each full value award, including RSU’s, reduces the total shares available for grant under the 2006 option plan at a rate of 1.5 shares per RSU granted. As of March 29, 2014, approximately 3.9 million shares attributable to RSU awards were reserved for issuance under the Plan, which includes the additional shares associated with this full value award multiplier. A summary of the activity for RSU’s in fiscal year 2014, 2013, and 2012 is presented below (in thousands, except year and per share amounts):

	Shares	Weighted Average Fair Value
March 26, 2011	620	$16.41
Granted	1,017	16.59
Vested	—	—
Forfeited	(21)	16.04

March 31, 2012	1,616	16.52
Granted	864	37.26
Vested	(193)	20.56
Forfeited	(216)	21.46

March 30, 2013	2,071	23.66
Granted	977	22.55
Vested	(626)	17.71
Forfeited	(113)	25.81

March 29, 2014	2,309	$25.26

The aggregate intrinsic value of RSU’s outstanding as of March 29, 2014 was $45.1 million. Additional information with regards to outstanding restricted stock units that are vesting or expected to vest as of March 29, 2014, is as follows (in thousands, except year and per share amounts):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (years)
Vested and expected to vest	2,174	$25.26	1.46

RSU’s outstanding that are expected to vest are presented net of estimated future forfeitures, which are estimated as compensation costs are recognized. RSU’s with a fair value of $11.1 million and $3.8 million became vested during fiscal years 2014 and 2013, respectively. No RSU’s became vested during fiscal year 2012. The majority of RSUs that vested in 2014 and 2013 were net settled such that the Company withheld a portion of the shares at fair value to satisfy tax withholding requirements. In fiscal years 2014 and 2013, the vesting of RSU’s reduced the authorized and unissued share balance by approximately 0.6 million and 0.2 million, respectively. Total shares withheld and subsequently retired out of the Plan were approximately 0.2 million and 0.1 million, and total payments for the employees’ tax obligations to taxing authorities were $3.9 million and $1.7 million for fiscal years 2014 and 2013, respectively. A portion of RSUs that vested in fiscal year 2014 were cash settled such that the Company received cash from employees in lieu of withholding shares to satisfy tax withholding requirements. The total amount received from cash settled shares during fiscal year 2014 was $0.2 million.

13.    Commitments and Contingencies

Facilities and Equipment Under Operating Lease Agreements

With the exception of our corporate headquarters and select surrounding properties, we lease our facilities and certain equipment under operating lease agreements, some of which have renewal options. Certain of these arrangements provide for lease payment increases based upon future fair market rates. As of May 1, 2014, our principal facilities are located in Austin, Texas.

The Company closed operations in Tucson, Arizona during fiscal year 2013, which included 28,000 square feet of leased office space which was primarily occupied by engineering personnel. The term of this lease extends through May 2015.

The aggregate minimum future rental commitments under all operating leases, net of sublease income, for the following fiscal years are (in thousands):

	Facilities	Subleases	Net Facilities Commitments	Equipment Commitments	Total Commitments
2015	$3,292	$238	$3,054	$11	$3,065
2016	2,623	27	2,596	8	2,604
2017	2,519	—	2,519	5	2,524
2018	823	—	823	5	828
2019	373	—	373	4	377
Thereafter	—	—	—	—	—

Total minimum lease payment	$9,630	$265	$9,365	$33	$9,398

Total rent expense was approximately $2.8 million, $3.2 million, and $4.7 million, for fiscal years 2014, 2013, and 2012, respectively. Sublease rental income was $0.1 million, $0.1 million, $0.4 million, for fiscal years 2014, 2013, and 2012, respectively.

Wafer, Assembly and Test Purchase Commitments

We rely primarily on third-party foundries for our wafer manufacturing needs. As of March 29, 2014, we had agreements with multiple foundries for the manufacture of wafers. On December 22, 2011, the Company entered into a $10 million Capacity Investment and Loading Agreement with STATS ChipPAC Ltd (Supplier Agreement) in order to secure assembly and test capacity for certain products. As part of the agreement, we are eligible to receive rebates on our purchases up to the full amount of the specified $10 million in the Supplier Agreement upon our meeting certain purchase volume milestones. We have utilized $2.6 million and $4.3 million during fiscal years 2014 and 2013, respectively, related to the agreement and expect to receive the full amount of our $10 million payments back in rebates through fiscal year 2015, based on our current projections. Other than the previously mentioned agreement, our foundry agreements do not have volume purchase commitments or “take or pay” clauses and provide for purchase commitments based on purchase orders. Cancellation fees or other charges may apply and are generally dependent upon whether wafers have been started or the stage of the manufacturing process at which the notice of cancellation is given. As of March 29, 2014, we had foundry commitments of $36.7 million.

In addition to our wafer supply arrangements, we contract with third-party assembly vendors to package the wafer die into finished products. Assembly vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry. We had non-cancelable assembly purchase orders with numerous vendors totaling $2.1 million at March 29, 2014.

Test vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry. Our total non-cancelable commitment for outside test services as of March 29, 2014 was $5.3 million.

14.    Legal Matters

From time to time, we are involved in legal proceedings concerning matters arising in connection with the conduct of our business activities. We regularly evaluate the status of legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred and to determine if accruals are appropriate. We further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made.

On June 4, 2012, U.S. Ethernet Innovations, LLC (the “Plaintiff”) filed suit against Cirrus Logic and two other defendants in the U.S. District Court, Eastern District of Texas. The Plaintiff alleges that Cirrus Logic infringed four U.S. patents relating to Ethernet technology. In its complaint, the Plaintiff indicated that it is seeking unspecified monetary damages, including up to treble damages for willful infringement. We answered the complaint on June 29, 2012, denying the allegations of infringement and seeking a declaratory judgment that the patents in suit were invalid and not infringed. The parties entered into a settlement agreement on May 30,

2013. In exchange for a full release of claims as it relates to the asserted patent, we paid the Plaintiff $0.7 million. This amount is recorded as a separate line item on the Consolidated Statements of Comprehensive Income under the caption “Patent infringement settlements, net.”

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

On April 13, 2013, another purported shareholder filed a shareholder derivative complaint against several of our current officers and directors in the District Court of Travis County, Texas, 53rd Judicial District (the “Derivative Case”). Graham, derivatively on behalf of Cirrus Logic, Inc. v. Rhode, et. al., Cause No. D-1-GN-13-001285. In this complaint, the plaintiff makes allegations similar to those presented in the Securities Case, but the plaintiff asserts various state law causes of action, including claims of breach of fiduciary duty and unjust enrichment. On January 27, 2014, the plaintiff filed a Notice of Non-Suit (the “Notice”) indicating that the plaintiff did not intend to pursue the claims further. Based on the plaintiff’s filing of the Notice, the Court dismissed the plaintiff’s claims without prejudice.

15.    Stockholders’ Equity

Share Repurchase Program

On November 20, 2012, we announced that our Board of Directors authorized a share repurchase program of up to $200 million of the Company’s common stock. As of March 29, 2014, the Company had repurchased 5.6 million shares at a cost of approximately $137.7 million, or an average cost of $24.46 per share. Of this total, 2.6 million shares were purchased in the current fiscal year at a cost of $52.1 million, or an average cost of $19.78 per share. As of March 29, 2014, approximately $62.3 million remains available for repurchase under this plan.

In fiscal year 2013, the Company repurchased 3.0 million shares at a cost of $86.1 million, or an average cost of $28.59 per share. This amount included $0.5 million of stock repurchased pursuant to the remaining portion of the $80 million share repurchase program authorized by the Board of Directors in November 2010.

All of these shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of March 29, 2014.

Preferred Stock

We have 5.0 million shares of Preferred Stock authorized. As of March 29, 2014 we have not issued any of the authorized shares.

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

The following table summarizes the changes in the components of accumulated other comprehensive loss, net of tax (in thousands):

	Foreign Currency	Unrealized Gains (Losses) on Securities	Total
Balance, March 31, 2012	$(770)	$8	$(762)
Current period activity	—	(157)	(157)
Tax effect	—	—	—

Balance, March 30, 2013	(770)	(149)	(919)
Current period activity	—	(31)	(31)
Tax effect	—	64	64

Balance, March 29, 2014	$(770)	$(116)	$(886)

17.    Income Taxes

Income before income taxes consisted of (in thousands):

	Year Ended
	March 29, 2014	March 30, 2013	March 31, 2012
United States	$155,431	$200,124	$79,425
Non-U.S.	306	1,066	558

	$155,737	$201,190	$79,983

The provision (benefit) for income taxes consists of (in thousands):

	Year Ended
	March 29, 2014	March 30, 2013	March 31, 2012
Current:
Federal	$10,550	$3,537	$1,322
State	258	323	518
Non-U.S.	335	243	261

Total current tax provision	$11,143	$4,103	$2,101

Deferred:
U.S.	36,543	60,506	(10,102)
Non-U.S.	(60)	(17)	1

Total deferred tax provision (benefit)	36,483	60,489	(10,101)

Total tax provision (benefit)	$47,626	$64,592	$(8,000)

The effective income tax rates differ from the rates computed by applying the statutory federal rate to pretax income as follows (in percentages):

	Year Ended
	March 29, 2014	March 30, 2013	March 31, 2012
Expected income tax provision at the U.S. federal statutory rate	35.0	35.0	35.0
Valuation allowance changes affecting the provision of income taxes	(0.1)	(1.3)	(46.7)
Foreign taxes at different rates	0.1	(0.1)	—
R&D credit	(0.9)	(2.1)	—
Stock compensation	(0.1)	0.1	1.0
Recognition of prior year benefit	(4.1)	—	—
Nondeductible expenses	0.5	0.3	0.1
Other	0.2	0.2	0.6

Provision (benefit) for income taxes	30.6	32.1	(10.0)

Significant components of our deferred tax assets and liabilities as of March 29, 2014 and March 30, 2013 are (in thousands):

	March 29, 2014	March 30, 2013
Deferred tax assets:
Inventory valuation	$7,692	$12,065
Accrued expenses and allowances	3,905	5,077
Net operating loss carryforwards	29,062	28,162
Research and development tax credit carryforwards	15,164	37,054
State tax credit carryforwards	231	237
Capitalized research and development	3,485	6,601
Other	28,627	21,505

Total deferred tax assets	$88,166	$110,701
Valuation allowance for deferred tax assets	(32,159)	(23,232)

Net deferred tax assets	$56,007	$87,469

Deferred tax liabilities:
Depreciation and amortization	$5,709	$5,238
Acquisition intangibles	3,209	623

Total deferred tax liabilities	$8,918	$5,861

Total net deferred tax assets	$47,089	$81,608

These net deferred tax assets have been categorized on the Consolidated Balance Sheets as of March 29, 2014 and March 30, 2013 as follows:

	March 29, 2014	March 30, 2013
Current deferred tax assets	$22,024	$64,937
Long-term deferred tax assets	25,065	16,671

Total net deferred tax assets	$47,089	$81,608

The current and long-term deferred tax assets are disclosed separately under their respective captions on the Consolidated Balance Sheets.

The valuation allowance increased by $8.9 million in fiscal year 2014 and decreased by $5.8 million in fiscal year 2013. The increase during fiscal year 2014 was primarily due to the equity acquisition of Acoustic, which had a large Federal net operating loss that will not be fully realized due to the limitations of Internal Revenue Code Section 382. The Company maintained its valuation allowance on various state net operating losses and credits due to the likelihood that they will expire or go unutilized because the Company no longer has a significant apportionment in the jurisdiction in which the attribute was created. The decrease in the fiscal year 2013 allowance was the result of a release of valuation allowance that the Company had maintained on its capital loss carryforward due to the capital gain income generated by the sale of assets associated with the Company’s Apex products. With regard to the remaining deferred tax assets, Management believes that the Company’s results from future operations will generate sufficient taxable income such that it is more likely than not that these deferred tax assets will be realized.

At March 29, 2014, we had federal net operating loss carryforwards of $81.3 million. Of that amount, $29.5 million related to acquired companies and are, therefore, subject to certain limitations under Section 382 of the Internal Revenue Code. Because the Company has elected the “with and without” method for purposes of tracking its excess stock deductions, the amount of federal net operating loss included in deferred tax assets is $61.2 million, which yields a tax effected deferred tax asset of $21.4 million. The net deferred tax asset for federal net operating loss carryforwards is $8.8 million after taking into account the valuation allowance that has been placed on this deferred tax asset. The Company had $110.0 million of excess stock deductions which are not included in deferred tax assets. The tax benefit from these deductions will increase additional paid-in capital when they are deemed realized under the “with and without” method. We had net operating losses in various states that total $94.0 million. The federal net operating loss carryforwards expire in fiscal years 2019 through 2034. The state net operating loss carryforwards expire in fiscal years 2015 through 2029. We also have non-U.S. net operating losses of $2.2 million, which do not expire.

Federal research and development credit carryforwards of $21.0 million expire in fiscal years 2018 through 2034. Under the “with and without method”, all but $612 thousand of these credit carryforwards are deemed to have been utilized in fiscal year 2014 and are therefore, not reflected as deferred tax assets at the end of the fiscal year. Of the $14.5 million of state research and development credits, $2.8 million will expire in fiscal years 2022 through 2027. The remaining $11.7 million of state research and development credits are not subject to expiration.

We have approximately $307 thousand of cumulative undistributed earnings in certain non-U.S. subsidiaries. We have not recognized a deferred tax liability on these undistributed earnings because the Company currently intends to reinvest these earnings in operations outside the U.S. The unrecognized deferred tax liability on these earnings is approximately $109 thousand.

We record unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns. The unrecognized tax benefits balance was zero at March 29, 2014 and March 30, 2013.

The Company does not believe that its unrecognized tax benefits will significantly increase or decrease during the next 12 months.

We accrue interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. As of March 29, 2014, the balance of accrued interest and penalties was zero. No interest or penalties were incurred during fiscal year 2014 or 2013.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Fiscal years 2011 through 2014 remain open to examination by the major taxing jurisdictions to which we are subject.

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

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012
Audio Products	$667,739	$754,769	$350,743
Energy Products	46,599	55,017	76,100

	$714,338	$809,786	$426,843

Geographic Area

The following illustrates sales by geographic locations based on the sales office location (in thousands):

	Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012
United States	$35,582	$38,670	$50,230
European Union	13,125	17,601	23,493
United Kingdom	1,513	1,610	434
China	617,850	700,051	294,143
Hong Kong	6,057	8,590	8,671
Japan	5,150	9,299	15,196
South Korea	9,338	8,975	9,781
Taiwan	13,739	11,694	10,662
Other Asia	11,112	10,387	13,063
Other non-U.S. countries	872	2,909	1,170

Total consolidated sales	$714,338	$809,786	$426,843

The following illustrates property, plant and equipment, net, by geographic locations, based on physical location (in thousands):

	Fiscal Years Ended
	March 29, 2014	March 30, 2013
United States	$103,287	$100,343
United Kingdom	16	23
China	265	137
Hong Kong	2	5
Japan	12	25
South Korea	5	6
Taiwan	52	70
Other Asia	11	14

Total consolidated property, plant and equipment, net	$103,650	$100,623

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

The unaudited quarterly statement of operations data for each quarter of fiscal years 2014 and 2013 were as follows (in thousands, except per share data):

	Fiscal Year 2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$155,125	$190,671	$218,883	$149,659
Gross profit	79,498	99,448	103,849	73,368
Net income	20,642	33,367	41,500	12,602
Basic income per share	$0.33	$0.53	$0.66	$0.20
Diluted income per share	0.31	0.50	0.63	0.20

	Fiscal Year 2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$99,006	$193,774	$310,133	$206,873
Gross profit	53,440	100,087	158,050	83,614
Net income	6,927	35,449	67,862	26,360
Basic income per share	$0.11	$0.55	$1.04	$0.41
Diluted income per share	0.10	0.51	0.99	0.39

20.    Subsequent Event

On April 29, 2014, Cirrus Logic announced that Cirrus Logic and board of directors of Wolfson Microelectronics plc, a public limited company incorporated in Scotland (“Wolfson”), had agreed on the terms of a recommended cash offer of £2.35 per share (the “Offer”) to be made by Cirrus Logic for the acquisition of the entire issued and to be issued share capital of Wolfson (the “Acquisition”). The Offer values the entire issued and to be issued share capital of Wolfson at approximately £291 million (approximately $488 million based on a U.S.

dollar to pound sterling exchange rate of 1.68) (the “Offer Consideration”), and implies an enterprise value of Wolfson of approximately £278 million (approximately $467 million based on a U.S. dollar to pound sterling exchange rate of 1.68). As a result of this agreement, we entered into a nine-month foreign currency hedging contract, which is expected to mitigate the risks of foreign currency fluctuation related to this transaction. The Acquisition, if approved, is expected to strengthen Cirrus Logic’s ability to expand its customer base with highly differentiated, end-to-end audio solutions for portable audio applications. The Acquisition will be financed by a combination of existing cash on Cirrus Logic’s balance sheet and $225 million in debt funding from Wells Fargo Bank, National Association. The Acquisition is expected to close in the second half of calendar year 2014.

Cirrus Logic entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association as administrative agent and lender, on April 29, 2014, in connection with the Acquisition. The Credit Agreement provides for a $225 million senior secured revolving credit facility (the “Credit Facility”). The Credit Facility may be used for, among other things, payment of the Offer Consideration in connection with the deal. The Credit Facility matures on the earliest to occur of (a) January 23, 2015, (b) the date of termination of the Commitments as a result of a permanent reduction of all of the Commitments (as defined therein) by Cirrus Logic or (c) the date of termination of the Commitments as a result of an event of default (such date, the “Maturity Date”). Cirrus Logic must repay the outstanding principal amount of all borrowings, together with all accrued but unpaid interest thereon, on the Maturity Date. The Credit Facility is required to be guaranteed by all of Cirrus Logic’s material domestic subsidiaries (the “Subsidiary Guarantors”). The Credit Facility is secured by substantially all of the assets of Cirrus Logic and any Subsidiary Guarantors, except for certain excluded assets.

Borrowings under the Credit Facility may, at our election, bear interest at either (a) a base rate plus the applicable margin (“Base Rate Loans”) or (b) a LIBOR rate plus the applicable margin (“LIBOR Rate Loans”). The applicable margin ranges from 0% to .25% per annum for Base Rate Loans and 1.75% to 2.25% per annum for LIBOR Rate Loans based on the Leverage Ratio (as defined below). A Commitment Fee accrues at a rate per annum ranging from 0.30% to 0.40% (based on the Leverage Ratio) on the average daily unused portion of the Commitment of the Lenders. Certain representations and warranties are required under the Credit Agreement, and the Company must be in compliance with specified financial covenants, including the ratio of consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters must not be greater than 1.75 to 1.00 (the “Leverage Ratio”) and the sum of cash and cash equivalents of Cirrus Logic and its subsidiaries on a consolidated basis must not be less than $75 million.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls	and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon the evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 29, 2014 at the reasonable assurance level.

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

Based on its assessment of internal control over financial reporting, management has concluded that our internal control over financial reporting was effective as of March 29, 2014, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting as of March 29, 2014, included in Item 8 of this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 29, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.  Directors , Executive Officers and Corporate Governance

The information set forth in the proxy statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on July 28, 2014 (the “Proxy Statement”) under the headings Corporate Governance — Board Meetings and Committees, Corporate Governance — Audit Committee, Proposals to be Voted on — Proposal No. 1 — Election of Directors, Summary of Executive Compensation, and Section 16(a) Beneficial Ownership Reporting Compliance is incorporated herein by reference.

ITEM 11.  Executive Compensation

The information set forth in the Proxy Statement under the headings Director Compensation Arrangements, Compensation Discussion and Analysis, Compensation Committee Report, and Proposals to be Voted on — Proposal No. 3 — Advisory Vote to Approve Named Executive Officer Compensation, Proposal No. 4 —Approval of the Amendment to, and the Restatement of, the 2006 Stock Incentive Plan and Proposal No. 5 — Approval of Material Terms of the 2006 Incentive Plan, as amended and restated, for purposes of complying with the requirements of Section 162(m) of the Internal Revenue Code are incorporated herein by reference.

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

ITEM 14.  Principal Accountant Fees and Services

The information set forth in the Proxy Statement under the headings Audit and Non-Audit Fees and Services and Proposal No. 2 — Ratification of Appointment of Independent Registered Public Accounting Firm is incorporated herein by reference.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.	Consolidated Financial Statements

¡	Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm.

¡	Consolidated Balance Sheets as of March 29, 2014 and March 30, 2013.

¡	Consolidated Statements of Comprehensive Income for the fiscal years ended March 29, 2014, March 30, 2013, and March 31, 2012.

¡	Consolidated Statements of Cash Flows for the fiscal years ended March 29, 2014, March 30, 2013, and March 31, 2012.

¡	Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 29, 2014, March 30, 2013, and March 31, 2012.

¡	Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

3.	Exhibits

The following exhibits are filed as part of or incorporated by reference into this Annual Report on Form 10-K:

Number	Description
2.1	Credit Agreement dated April 29, 2014 among the Company, Wells Fargo Bank and National Association, as Administrative Agent and Lender. (1)
2.2	Cooperation Agreement dated April 29, 2014 between the Company and Wolfson Microelectronics plc. (1)
3.1	Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (2)
3.2	Amended and Restated Bylaws of Registrant. (3)
10.1+	Cirrus Logic, Inc. 1996 Stock Plan, as amended and restated as of December 4, 2007. (4)
10.2+	2002 Stock Option Plan, as amended. (5)
10.3+	Cirrus Logic, Inc. 2006 Stock Incentive Plan. (6)
10.4+	Form of Stock Option Agreement for options granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (7)
10.5+	Form of Notice of Grant of Stock Option for options granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (6)
10.6+	Form of Stock Option Agreement for Outside Directors under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (8)
10.7+	Form of Restricted Stock Award Agreement under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (9)
10.8+	Form of Restricted Stock Unit Agreement for U.S. Employees under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (7)
10.9+	Form of Notice of Grant of Restricted Stock Units granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (7)
10.10+	2007 Executive Severance and Change of Control Plan, effective as of October 1, 2007, as amended and restated on March 4, 2014. (10)
10.11+	2007 Management and Key Individual Contributor Incentive Plan, as amended on May 28, 2013. (11)
10.12	The Revised Stipulation of Settlement dated March 10, 2009. (12)
10.13	Credit Agreement dated April 19, 2012, among the Company, Wells Fargo Bank, National Association, as Administrative Agent and Issuing Lender, Barclays Bank, as Syndication Agent, Wells Fargo Securities, LLC and Barclays Capital, as Joint Lead Arrangers and Co-Book Managers, and the lenders referred to therein. (13)
14.1*	Code of Conduct, dated March 5, 2014.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see signature page).
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.

*	Filed with this Form 10-K.

(1)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on April 29, 2014 (Registration No. 000-17795).

(2)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the SEC on June 22, 2001 (Registration No. 000-17795).

(3)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on September 20, 2013.

(4)	Incorporated by reference from Registrant’s Report on Form 10-Q filed with the SEC on January 30, 2008.

(5)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 29, 2003, filed with the SEC on June 13, 2003 (Registration No. 000-17795).

(6)	Incorporated by reference from Registration’s Statement on Form S-8 filed with the SEC on August 1, 2006 (Registration No. 000-17795), as amended on Form 8-K filed with the SEC on March 4, 2014 (Registration No. 000-17795).

(7)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on October 7, 2010.

(8)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on August 1, 2007.

(9)	Incorporated by reference from Registrant’s Report on Form 10-Q filed with the SEC on November 5, 2007.

(10)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on March 10, 2014.

(11)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 30, 2013, filed with the SEC on May 29, 2013 (Registration No. 000-17795).

(12)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on April 1, 2009.

(13)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on April 25, 2012.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

CIRRUS LOGIC, INC.

By:	/S/ THURMAN K. CASE
Thurman K. Case
Vice President, Chief Financial Officer and Chief Accounting Officer
May 28, 2014

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities and on the dates indicated have signed this report below:

Signature	Title	Date

/S/ JASON P. RHODE Jason P. Rhode	President and Chief Executive Officer	May 28, 2014

/S/ THURMAN K. CASE Thurman K. Case	Vice President, Chief Financial Officer and Chief Accounting Officer	May 28, 2014

/S/ JOHN C. CARTER John C. Carter	Director	May 28, 2014

/S/ TIMOTHY R. DEHNE Timothy R. Dehne	Director	May 28, 2014

/S/ CHRISTINE KING Christine King	Director	May 28, 2014

/S/ ALAN R. SCHUELE Alan R. Schuele	Director	May 28, 2014

/S/ WILLIAM D. SHERMAN William D. Sherman	Director	May 28, 2014

/S/ SUSAN WANG Susan Wang	Director	May 28, 2014