Form 10-Q
period 2014-06-28
CIRRUS LOGIC INC
filed 2014-07-23
CIK 772406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28,  2014

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of July 18,  2014 was 62,133,785.

CIRRUS LOGIC, INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED JUNE 28,  2014

Part I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	June 28,	March 29,
	2014	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$268,544	$31,850
Marketable securities	75,198	263,417
Accounts receivable, net	77,219	63,220
Inventories	92,002	69,743
Deferred tax assets	19,921	22,024
Other current assets	40,469	25,079
Total current assets	573,353	475,333

Long-term marketable securities	39,952	89,243
Property and equipment, net	102,765	103,650
Goodwill and intangibles, net	27,708	28,366
Deferred tax assets	25,034	25,065
Other assets	1,007	3,087
Total assets	$769,819	$724,744

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$75,695	$51,932
Accrued salaries and benefits	11,598	13,388
Deferred income	7,398	5,631
Other accrued liabilities	14,080	11,572
Total current liabilities	108,771	82,523

Long-term liabilities	4,039	4,863

Stockholders' equity:
Capital stock	1,088,493	1,078,878
Accumulated deficit	(430,663)	(440,634)
Accumulated other comprehensive loss	(821)	(886)
Total stockholders' equity	657,009	637,358
Total liabilities and stockholders' equity	$769,819	$724,744

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended
	June 28,	June 29,
	2014	2013
Net sales	$152,565	$155,125
Cost of sales	77,190	75,627
Gross profit	75,375	79,498
Operating expenses
Research and development	39,777	28,530
Selling, general and administrative	19,683	19,198
Patent infringement settlements, net	-	695
Restructuring and other	-	(430)
Total operating expenses	59,460	47,993
Income from operations	15,915	31,505
Interest income	195	158
Interest expense	(662)	-
Other income (expense)	501	(17)
Income before income taxes	15,949	31,646
Provision for income taxes	5,701	11,004
Net income	10,248	20,642
Change in unrealized gain (loss) on marketable securities	100	(40)
Tax effect of unrealized (gain) loss on marketable securities	(35)	67
Comprehensive income	$10,313	$20,669

Basic earnings per share	$0.17	$0.33
Diluted earnings per share	$0.16	$0.31
Basic weighted average common shares outstanding	62,032	63,363
Diluted weighted average common shares outstanding	64,688	66,188

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three Months Ended
	June 28,	June 29,
	2014	2013
Cash flows from operating activities:
Net income	$10,248	$20,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,097	3,367
Stock compensation expense	5,622	5,862
Deferred income taxes	2,134	10,102
Loss on retirement or write-off of long-lived assets	325	-
Excess tax benefit related to the exercise of employee stock options	(3,119)	-
Other non-cash charges	2,125	1,265
Net change in operating assets and liabilities:
Accounts receivable, net	(13,999)	5,647
Inventories	(22,259)	8,676
Other assets	(698)	(2,054)
Accounts payable and other accrued liabilities	24,010	(16,979)
Deferred income	1,767	(537)
Income taxes payable	2,513	721
Net cash provided by operating activities	12,766	36,712

Cash flows from investing activities:
Proceeds from sale of available for sale marketable securities	246,865	4,922
Purchases of available for sale marketable securities	(9,290)	(39,698)
Purchases of property, equipment and software	(3,274)	(1,222)
Purchase of hedge	(11,095)	-
Investments in technology	(112)	(650)
Decrease (increase) in deposits and other assets	118	(16)
Net cash provided by (used in) investing activities	223,212	(36,664)

Cash flows from financing activities:
Payments for debt issuance costs	(2,978)	-
Issuance of common stock, net of shares withheld for taxes	852	720
Repurchase of stock to satisfy employee tax withholding obligations	(277)	-
Excess tax benefit related to the exercise of employee stock options	3,119	-
Net cash provided by financing activities	716	720

Net increase in cash and cash equivalents	236,694	768

Cash and cash equivalents at beginning of period	31,850	66,402
Cash and cash equivalents at end of period	$268,544	$67,170

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.     Basis of Presentation

The consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. (“Cirrus Logic,” “we,” “us,” “our,” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  The accompanying unaudited consolidated condensed financial statements do not include complete footnotes and financial presentations.  As a result, these financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended March 29, 2014, included in our Annual Report on Form 10-K filed with the Commission on May 28, 2014.  In our opinion, the financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented.  The preparation of financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities.  Actual results could differ from those estimates and assumptions.  Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.  Additionally, prior period amounts have been adjusted to conform to current year presentation.

2.     Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606).  The purpose of the ASU is to converge revenue recognition requirements per GAAP and International Financial Reporting Standards (IFRS).  “The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.”  The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption not permitted by the FASB.  The Company is currently evaluating the impact of this ASU on its consolidated financial position, results of operations and cash flows.

3.     Marketable Securities

The Company’s investments that have original maturities greater than 90 days have been classified as available-for-sale securities in accordance with U.S. GAAP.  Marketable securities are categorized on the consolidated condensed balance sheet as short- and long-term marketable securities, as appropriate.

The following table is a summary of available-for-sale securities at June 28, 2014 (in thousands):

				Estimated
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
As of June 28, 2014	Cost	Gains	Losses	Amount)
Corporate debt securities	$93,759	$9	$(98)	$93,670
Commercial paper	16,472	7	(5)	16,474
Certificates of deposit	5,005	1	-	5,006
Total securities	$115,236	$17	$(103)	$115,150

The Company’s specifically identified gross unrealized losses of $103 thousand relates to 23 different securities with total amortized cost of approximately $86.6 million at June 28, 2014.  Because the Company does not intend to sell the investments at a loss and the Company will not be required to sell the investments before recovery of its amortized cost basis, it did not consider the investment in these securities to be other-than-temporarily impaired at June 28, 2014.  Further, the securities with gross unrealized losses had been in a continuous unrealized loss position for less than 12 months as of June 28, 2014.

The following table is a summary of available-for-sale securities at March 29, 2014 (in thousands):

				Estimated
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
As of March 29, 2014	Cost	Gains	Losses	Amount)
Corporate debt securities	$246,878	$52	$(245)	$246,685
U.S. Treasury securities	56,986	10	(2)	56,994
Agency discount notes	2,008	1	-	2,009
Commercial paper	41,962	10	(2)	41,970
Certificates of deposit	5,006	-	(4)	5,002
Total securities	$352,840	$73	$(253)	$352,660

The Company’s specifically identified gross unrealized losses of $253 thousand relates to 74 different securities with total amortized cost of approximately $207.8 million at March 29, 2014.  Because the Company does not intend to sell the investments at a loss and the Company will not be required to sell the investments before recovery of its amortized cost basis, it did not consider the investment in these securities to be other-than-temporarily impaired at March 29, 2014.  Further, the securities with gross unrealized losses had been in a continuous unrealized loss position for less than 12 months as of March 29, 2014.

The cost and estimated fair value of available-for-sale securities by contractual maturities were as follows (in thousands):

	June 28, 2014		March 29, 2014
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$75,261	$75,198	$263,418	$263,417
After 1 year	39,975	39,952	89,422	89,243
Total	$115,236	$115,150	$352,840	$352,660

4.     Fair Value of Financial Instruments

The Company has determined that the only assets and liabilities in the Company’s financial statements that are required to be measured at fair value on a recurring basis are the Company’s cash equivalents, investment portfolio and foreign currency hedge assets.  The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

The Company’s investment portfolio assets consist of corporate debt securities, money market funds, U.S. Treasury securities, obligations of certain U.S. government-sponsored enterprises,  commercial paper, and certificates of deposit and are reflected on our consolidated condensed balance sheets under the headings cash and cash equivalents, marketable securities, and long-term marketable securities.  The

Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.

The fair value of the foreign currency hedge is included in “Other current assets”  on the consolidated condensed balance sheet.  Realized gains (losses) related to the hedge are reported under the caption “Other income (expense)” in the consolidated condensed statements of comprehensive income.

As of  June 28, 2014, the Company classified its investment portfolio and foreign currency hedge assets as Level 1 or Level 2 inputs.  The Company has no Level 3 assets.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three month period ending June 28, 2014.

The fair value of our financial assets at  June 28, 2014, was determined using the following inputs (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$100,662	$-	$-	$100,662
Commercial paper	-	149,987	-	149,987
	$100,662	$149,987	$-	$250,649

Available-for-sale securities
Corporate debt securities	$-	$93,670	$-	$93,670
Commercial paper	-	16,474	-	16,474
Certificates of deposit	-	5,006	-	5,006
	$-	$115,150	$-	$115,150

Foreign currency hedge	$-	$11,645	$-	$11,645

The fair value of our financial assets at March 29, 2014, was determined using the following inputs (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$20,456	$-	$-	$20,456
Commercial paper	-	1,878	-	1,878
	$20,456	$1,878	$-	$22,334

Available-for-sale securities
Corporate debt securities	$-	$246,685	$-	$246,685
U.S. Treasury securities	56,994	-	-	56,994
Agency discount notes	-	2,009	-	2,009
Commercial paper	-	41,970	-	41,970
Certificates of deposit	-	5,002	-	5,002
	$56,994	$295,666	$-	$352,660

5.     Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	June 28,	March 29,
	2014	2014
Gross accounts receivable	$77,448	$63,449
Allowance for doubtful accounts	(229)	(229)
Accounts receivable, net	$77,219	$63,220

6.     Inventories

Inventories are comprised of the following (in thousands):

	June 28,	March 29,
	2014	2014
Work in process	$53,849	$37,967
Finished goods	38,153	31,776
	$92,002	$69,743

7.    Acquisition

On April 29, 2014, Cirrus Logic announced that Cirrus Logic and the board of directors of Wolfson Microelectronics plc, a public limited company incorporated in Scotland (“Wolfson”), agreed on the terms of a recommended cash offer of £2.35 per share (the “Offer”) to be made by Cirrus Logic for the acquisition of the entire issued and to be issued share capital of Wolfson (the “Acquisition”). The Offer values the entire issued and to be issued share capital of Wolfson at approximately £291 million (approximately $488 million based on a U.S. dollar to pound sterling exchange rate of 1.68) (the “Offer Consideration”), and implies an enterprise value of Wolfson of approximately £278 million (approximately $467 million based on a U.S. dollar to pound sterling exchange rate of 1.68).  The Acquisition will be effected by means of a court-sanctioned scheme of arrangement under the laws of the United Kingdom (the “Scheme”).  On June 23, 2014, Wolfson announced that Wolfson shareholders approved the Acquisition.  Completion of the Acquisition remains subject to the satisfaction or waiver of certain conditions, including the sanction of the Scheme by the Court of Session in Edinburgh, Scotland.  In connection with the Acquisition, we entered into a nine-month foreign currency hedging contract, which is expected to mitigate the risks of foreign currency fluctuation related to this transaction.  The Acquisition, if completed, is expected to strengthen Cirrus Logic’s ability to expand its customer base with highly differentiated, end-to-end audio solutions for portable audio applications.  The Acquisition will be financed by a combination of existing cash on Cirrus Logic’s balance sheet and $225 million in debt funding from Wells Fargo Bank, National Association, as discussed below.  The Acquisition is expected to close in the second quarter of fiscal year 2015.

8.     Revolving Line of Credit

 Cirrus Logic entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association as administrative agent and lender, on April 29, 2014, in connection with the Acquisition.  The Credit Agreement provides for a $225 million senior secured revolving credit facility (the “Credit Facility”).  The Credit Facility may be used for, among other things, payment of the Offer Consideration in connection with the Acquisition.  The Credit Facility matures on the earliest to occur of (a) January 23, 2015, (b) the date of termination of the Commitments as a result of a permanent reduction of all of the Commitments (as defined in the Credit Agreement) by Cirrus Logic or (c) the date of termination of the Commitments as a result of an event of default (such date, the “Maturity Date”).  Cirrus Logic must repay the outstanding principal amount of all borrowings, together with all accrued but unpaid interest thereon, on the Maturity Date.  The Credit Facility is required to be guaranteed by all of Cirrus Logic’s material domestic subsidiaries (the “Subsidiary Guarantors”).  The Credit Facility is secured by substantially all of the assets of Cirrus Logic and any Subsidiary Guarantors, except for certain excluded assets.

Borrowings under the Credit Facility may, at our election, bear interest at either (a) a base rate plus the applicable margin (“Base Rate Loans”) or (b) a LIBOR rate plus the applicable margin (“LIBOR Rate Loans”). The applicable margin ranges from 0% to .25% per annum for Base Rate Loans and 1.75% to 2.25% per annum for LIBOR Rate Loans based on the Leverage Ratio (as defined below).  A commitment fee accrues at a rate per annum ranging from 0.30% to 0.40% (based on the Leverage Ratio) on the average daily unused portion of the Commitments.  Certain representations and warranties are required under the Credit Agreement, and the Company must be in compliance with specified financial covenants, including (a) the ratio of consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters must not be greater than 1.75 to 1.00 (the “Leverage Ratio”) and (b) the sum of cash and cash equivalents of Cirrus Logic and its subsidiaries on a consolidated basis must not be less than $75 million.  At June 28, 2014, the Company was in compliance with all covenants under the Credit Facility.  There were no borrowings under this facility as of June 28, 2014.

The Company maintained an unsecured revolving credit facility (the “Expired Credit Facility”) until early fiscal year 2014.  The aggregate borrowing limit under the Expired Credit Facility was $100 million, with a $15 million letter of credit sublimit and was intended to provide the Company with short-term borrowings for working capital and other general corporate purposes.  The Company had no outstanding amounts under the facility prior to its expiration on April 19, 2013.

9.   Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits. Our income tax expense is primarily a non-cash charge due to the utilization of U.S. net operating losses.

The following table presents the provision for income taxes and the effective tax rates (in thousands):

	Three Months Ended
	June 28,	June 29,
	2014	2013
Income before income taxes	$15,949	$31,646
Provision for income taxes	$5,701	$11,004
Effective tax rate	35.7%	34.8%

Our income tax expense for the first quarter of fiscal year 2015 was slightly above the federal statutory rate primarily due to the effect of permanent differences that are nondeductible for tax purposes.  Our income tax expense for the first quarter of fiscal year 2014 was slightly below the federal statutory rate primarily due to the effect of the federal research and development credit which was extended through December 31, 2013 by the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013.

We had no unrecognized tax benefits as of June  28, 2014.  The Company does not believe that its unrecognized tax benefits will significantly increase or decrease during the next 12 months.

We accrue interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.  As of June 28, 2014, the balance of accrued interest and penalties was zero.  No interest or penalties were incurred during the first three months of fiscal year 2015 or 2014.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions.  Fiscal years 2011 through 2014 remain open to examination by the major taxing jurisdictions to which we are subject.

10.   Net Income Per Share

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

The following table details the calculation of basic and diluted earnings per share for the three months ended June 28, 2014 and June 29, 2013 (in thousands, except per share amounts):

	Three Months Ended
	June 28,	June 29,
	2014	2013
Numerator:
Net income	$10,248	$20,642
Denominator:
Weighted average shares outstanding	62,032	63,363
Effect of dilutive securities	2,656	2,825
Weighted average diluted shares	64,688	66,188
Basic earnings per share	$0.17	$0.33
Diluted earnings per share	$0.16	$0.31

The weighted outstanding shares excluded from our diluted calculation for the three months ended June 28, 2014 and June 29, 2013 were 640 thousand and 1,068 thousand, respectively, as the shares were  anti-dilutive.

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

On June 17, 2014, Enterprise Systems Technologies S.a.r.l. (the “Plaintiff”) filed suit against Cirrus Logic, Inc. in the U.S. District Court, District of Delaware.  The Plaintiff alleges that Cirrus Logic indirectly infringes two U.S. patents through the manufacture and sale of digital signal processors, audio codecs, audio processors, and other components included in communications and consumer electronic devices such as smartphones and computers.  The Plaintiff is seeking unspecified monetary damages.

12.   Stockholders’ Equity

Common Stock

The Company issued a net 0.2 million and 0.1 million shares of common stock during the three month periods ending June 28, 2014,  and June 29, 2013, respectively, in connection with stock issuances pursuant to the Company’s 2006 Stock Incentive Plan.

13.   Segment Information

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

Revenues from our product lines are as follows (in thousands):

	Three Months Ended
	June 28,	June 29,
	2014	2013
Audio Products	$141,161	$143,666
Energy Products	11,404	11,459
	$152,565	$155,125

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read along with the unaudited consolidated condensed financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 29, 2014, contained in our fiscal year 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on May 28, 2014.  We maintain a web site at investor.cirrus.com,  which makes available free of charge our most recent annual report and all other filings we have made with the Commission.

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Item 1A – Risk Factors” in our 2014 Annual Report on Form 10-K filed with the Commission on May 28, 2014, and in Part II, Item 1A “Risk Factors” within this quarterly report on Form 10-Q.  Readers should carefully review these risk factors, as well as those identified in other documents filed by us with the Commission.

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

There were no material changes in the first three months of fiscal year 2015 to the information provided under the heading “Critical Accounting Policies” included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2014.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606).  The purpose of the ASU is to converge revenue recognition requirements per GAAP and International Financial Reporting Standards (IFRS).  “The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.”  The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption not permitted by the FASB.  The Company is currently evaluating the impact of this ASU on its consolidated financial position, results of operations and cash flows.

Results of Operations

The following table summarizes the results of our operations for the first three months of  fiscal years 2015 and 2014 as a percentage of net sales.  All percentage amounts were calculated using the underlying data in thousands, unaudited:

	Three Months Ended
	June 28,	June 29,
	2014	2013
Net sales	100%	100%
Gross margin	49%	51%
Research and development	26%	18%
Selling, general and administrative	13%	12%
Patent infringement settlements, net	0%	1%
Restructuring and other	0%	0%
Income from operations	10%	20%
Interest income	0%	0%
Interest expense	0%	0%
Other income (expense)	0%	0%
Income before income taxes	10%	20%
Provision for income taxes	3%	7%
Net income	7%	13%

Net Sales

Net sales for the first quarter of fiscal year 2015 decreased $2.5 million, or 2 percent, to $152.6 million from $155.1 million in the first quarter of fiscal year 2014.  Net sales from our audio products decreased $2.5 million, or 2 percent, primarily due to lower average selling prices (“ASPs”) in portable audio in the current quarter versus the same time period in the prior fiscal year.  Energy product sales decreased $0.1 million, or less than 1 percent, during the first quarter of fiscal year 2015 versus the comparable quarter of the prior fiscal year.

Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 93 percent of net sales during the first quarter of each of fiscal years 2015 and 2014.  Our sales are denominated primarily in U.S. dollars.  As a result, we have not entered into foreign currency hedging contracts, other than the hedge entered into in connection with the pending Wolfson acquisition.

Since the components we produce are largely proprietary and generally not available from second sources, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, from an external sales representative or distributor, or through a third party manufacturer contracted to produce their designs.  For the first quarter of fiscal years 2015 and 2014, our ten largest end customers represented approximately 85 percent and 87 percent of our net sales, respectively.

We had one end customer, Apple Inc. that purchased through multiple contract manufacturers and represented approximately 73 percent and 77 percent of the Company’s total net sales for the first quarter of fiscal years 2015 and 2014, respectively.

None of our distributors represented more than 10 percent of our sales for the three month periods ending June 28, 2014 and June 29, 2013.

For more information, please see Part II—Item 1A—“We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales or profitability.”

No other end customer or distributor represented more than 10 percent of net sales for the three month periods ending June 28, 2014 and June 29, 2013.

Gross Margin

Gross margin was 49.4 percent in the first quarter of fiscal year 2015, down from 51.2 percent in the first quarter of fiscal year 2014.  The year-over-year decrease in gross margin was primarily due to a shift in product mix toward products with lower ASPs.  Offsetting the decrease was an increase in shipments of certain higher margin general market audio products, as well as a decrease in inventory reserve charges compared to the first quarter of fiscal year 2014.

Research and Development Expense

Research and development expense for the first quarter of fiscal year 2015 was $39.8 million, an increase of $11.3 million, or 39 percent, from $28.5 million in the first quarter of fiscal year 2014.  This increase was primarily due to increased expenses in product development, including tape outs, an 18 percent increase in research and development headcount and associated salary, employee-related expenses and facilities costs, as well as increased expenses related to CAD software investments.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense for the first quarter of fiscal year 2015 was $19.7 million, an increase of $0.5 million, or 3 percent, from $19.2 million in the first quarter of fiscal year 2014.  The increase was primarily attributable to higher professional expenses for the first quarter of fiscal year 2015 as the Company experienced a 5 percent increase in SG&A headcount for the quarter.

Patent Infringement Settlements, net

The Company recorded a $0.7 million expense in the first quarter of fiscal year 2014 in connection with the settlement of the U.S. Ethernet Innovations, LLC case discussed in Note 11 – Legal Matters.  This item is presented as a separate line item within operating expenses in the consolidated condensed statements of comprehensive income.

Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.  Our income tax expense is primarily a non-cash charge due to the utilization of U.S. net operating losses.

The following table presents the provision for income taxes and the effective tax rates (in thousands):

	Three Months Ended
	June 28,	June 29,
	2014	2013
Income before income taxes	$15,949	$31,646
Provision for income taxes	$5,701	$11,004
Effective tax rate	35.7%	34.8%

Our income tax expense for the first quarter of fiscal year 2015 was slightly above the federal statutory rate primarily due to the effect of permanent differences that are nondeductible for tax purposes.  Our income tax expense for the first quarter of fiscal year 2014 was slightly below the federal statutory rate primarily due to the effect of the federal research and development credit which was extended through December 31, 2013 by the American Taxpayer Relief Act of 2012 which was enacted on January 2, 2013.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, capital expenditures, share repurchases, investments in marketable securities, and strategic acquisitions.  Our principal sources of liquidity are cash on hand, cash generated from operations, cash generated from the sale and maturity of marketable securities, funds from equity issuances and borrowings under our new $225 million senior secured revolving credit facility.

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain current assets and current liabilities.  Our operational cash flows are affected by the ability of our operations to generate cash, and our management of our assets and liabilities, including both working capital and long-term assets and liabilities.  Net cash provided by operating activities was $12.8 million for the first quarter of fiscal year 2015 as compared to $36.7 million in operating activities for the corresponding period of fiscal year 2014.  The source of cash in operations during the first quarter of fiscal year 2015 was primarily related to the cash components of our net income, offset by an $8.7 million decrease in working capital.  The primary source of cash in operations during the corresponding period of fiscal year 2014 was primarily related to the cash components of our net income.

Net cash provided by investing activities was $223.2 million during the first quarter of fiscal year 2015 as compared to $36.7 million used in investing activities during the first quarter of fiscal year 2014.  The increase is primarily related to movements in the current quarter toward more liquid investments in anticipation of financing the closing of the Wolfson acquisition, expected to occur in the second quarter of fiscal year 2015.  See Note 7 – Acquisition and Note 8 – Revolving Line of Credit for additional details.  Proceeds from the sale of marketable securities of $246.9 million made up the majority of the movement toward more liquid assets during the current quarter, offset by the $11.1 million foreign currency hedge purchased in conjunction with the acquisition discussed in Note 7, purchases of marketable securities of $9.3 million and the purchase of property, equipment and software of $3.3 million.  For the corresponding period in fiscal year 2014, the Company had net purchases of marketable securities of $34.8 million and paid $1.2 million for the purchase of property, equipment and software.

Net cash provided by financing activities was $0.7 million during the first quarter of both fiscal years 2015 and 2014.  The cash provided during the first quarter of fiscal year 2015 was primarily associated with the excess tax benefit related to employee stock option exercises of $3.1 million and $0.9 million for the issuance of common stock, net of shares withheld for taxes, partially offset by payments for debt issuance costs related to the Wolfson acquisition of $3.0 million. The cash provided during the first quarter of fiscal year 2014 was due to the net issuance of common stock, net of shares withheld for taxes.

The Company continued expansion of operations in fiscal year 2015 with continued work on additional facilities in Austin.  We anticipate future costs related to the current expansion to range from $18 million to $20 million over the next year.  We anticipate these cash uses to be funded from current cash sources.

We have not paid cash dividends on our common stock and currently intend to continue our policy of retaining any earnings for reinvestment in our business.  Although we cannot give assurance that we will be able to generate cash in the future, we anticipate that our future cash earnings, existing cash, cash equivalents, investments and credit under our Credit Facility are sufficient to meet our capital requirements for at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time.

Revolving Credit Facilities

On April 29, 2014, we announced that we and the board of directors of Wolfson Microelectronics plc, a public limited company incorporated in Scotland (“Wolfson”) agreed on the terms of a recommended cash offer of £2.35 per share (the “Offer”) to be made by us for the acquisition of the entire issued and to be issued share capital of Wolfson (the “Acquisition”).  The Offer values the entire issued and to be issued share capital of Wolfson at approximately £291 million (approximately $488 million based on a U.S. dollar-to-pound sterling exchange rate of 1.68) (the “Offer Consideration”), and implies an enterprise value of Wolfson of approximately £278 million (approximately $467 million based on a U.S. dollar to pound sterling exchange rate of 1.68).  The Acquisition will be effected by means of a court-sanctioned scheme of arrangement under the laws of the United Kingdom (the “Scheme”).  On June 23, 2014, Wolfson announced that Wolfson shareholders approved the Acquisition.  Completion of the Acquisition remains subject to the satisfaction or waiver of certain conditions, including the sanction of the Scheme by the Court of Session in Edinburgh, Scotland.  The Acquisition is expected to close in the second quarter of fiscal year 2015.

On April 29, 2014, in connection with the Acquisition, we entered into the Credit Agreement with Wells Fargo Bank, National Association as administrative agent and lender. The Credit Agreement provides for a $225 million senior secured revolving credit facility.  The Credit Facility may be used for, among other things, payment of the Offer Consideration in connection with the Acquisition.

The Credit Facility matures on the earliest to occur of (a) January 23, 2015, (b) the date of termination of the Commitments as a result of a permanent reduction of all of the Commitments (as defined in the Credit Agreement) by Cirrus Logic or (c) the date of termination of the Commitments as a result of an event of default (such date, the “Maturity Date”).  We must repay the outstanding principal amount of all borrowings, together with all accrued but unpaid interest thereon, on the Maturity Date.  The Credit Facility is required to be guaranteed by all of Cirrus Logic’s material domestic subsidiaries (the “Subsidiary Guarantors”). The Credit Facility is secured by substantially all of the assets of Cirrus Logic and any Subsidiary Guarantors, except for certain excluded assets.

Borrowings under the Credit Facility may, at our election, bear interest at either (a) a base rate plus the applicable margin (“Base Rate Loans”) or (b) a LIBOR rate plus the applicable margin (“LIBOR Rate Loans”). The applicable margin ranges from 0% to .25% per annum for Base Rate Loans and 1.75% to 2.25% per annum for LIBOR Rate Loans based on Cirrus Logic’s Leverage Ratio (as defined below). A commitment fee accrues at a rate per annum ranging from 0.30% to 0.40% (based on the Leverage Ratio) on the average daily unused portion of the Commitments.

We are entitled to borrow only in U.S. dollars under the Credit Facility. The Offer Consideration in connection with the Acquisition is payable in Great Britain pounds sterling; therefore, we entered into a separate nine-month foreign currency hedging contract with Wells Fargo Bank, National Association, which is expected to mitigate the risk of fluctuations in the dollar/pounds sterling exchange rates in relation to the payment of the Offer Consideration in connection with the Acquisition.  There were no borrowings under the facility as of June 28, 2014.

The Credit Agreement contains customary affirmative covenants, including, among others, covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations.  Further, the Credit Agreement contains certain negative covenants limiting the ability of Cirrus Logic or any Subsidiary to, among other things, incur debt, grant liens, make investments, effect certain fundamental changes, make certain asset dispositions, and make certain restricted payments.  The Credit Facility also contains certain financial covenants providing that (a) the ratio of consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters must not be greater than 1.75 to 1.00 (the “Leverage Ratio”) and (b) the sum of cash and cash equivalents of Cirrus Logic and its subsidiaries on a consolidated basis must not be less than $75 million.  The Company was in compliance with all covenants under the Credit Facility as of June 28, 2014.

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

The Company maintained an unsecured revolving credit facility (the “Expired Credit Facility”) until early fiscal year 2014. The aggregate borrowing limit under the Expired Credit Facility was $100 million, with a $15 million letter of credit sublimit and was intended to provide the Company with short-term borrowings for working capital and other general corporate purposes.

There were no outstanding amounts under the facility prior to its expiration on April 19, 2013.  See also Note 8 — Revolving Line of Credit.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with interest rates on our debt securities, currency movements on non-U.S. dollar denominated assets and liabilities, currency fluctuations of USD to GBP in relation to the acquisition, and the effect of market factors on the value of our marketable securities.  We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures.  For a description of our market risks, see “Part II – Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in our fiscal year 2014 Annual Report on Form 10-K filed with the Commission on May 28, 2014.  There have been no significant changes to our exposure to market risks since we filed our fiscal year 2014 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon the evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 28, 2014, at the reasonable assurance level.

Changes in control over financial reporting

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information regarding legal proceedings to which the Company is a party is set forth in Note 11 – Legal Matters to our unaudited consolidated condensed financial statements and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In evaluating all forward-looking statements, readers should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements.  Various risk factors associated with our business are included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2014, as filed with the Commission on May 28, 2014, and available at www.sec.gov.  Other than as set forth below, there have been no material changes to those risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 29, 2014.

We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer,  or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business.  For the first three months of fiscal years 2015 and 2014,  our ten largest end customers represented approximately 85 percent and 87 percent, respectively, of our net sales.  We had one end customer, Apple Inc. that purchased through multiple contract manufacturers and represented approximately 73 percent and 77 percent of the Company’s total net sales for the first three months of fiscal years 2015 and 2014, respectively.

We had no distributors that represented more than 10 percent of our sales for the three month periods ending June 28, 2014 or June 29, 2013.  No other end customer or distributor represented more than 10 percent of net sales for the three month periods ending June 28, 2014 or June 29, 2013.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed as part of or incorporated by reference into this Report:

2.1	Cooperation Agreement dated April 29, 2014 between Registrant and Wolfson Microelectronics plc. (1)
3.1	Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (2)
3.2	Amended and Restated Bylaws of Registrant. (3)
10.1	Credit Agreement dated April 29, 2014 among Registrant, Wells Fargo Bank and National Association, as Administrative Agent and Lender. (1)
31.1 *	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *#	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *#	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS #	XBRL Instance Document
101.SCH #	XBRL Taxonomy Extension Schema Document
101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB #	XBRL Taxonomy Extension Label Linkbase Document
101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document

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

CIRRUS LOGIC, INC.

Date:	July 23, 2014	By: /s/ Thurman K. Case
Thurman K. Case
Vice President, Chief Financial Officer and Principal Accounting Officer