Form 10-Q
period 2014-09-27
CIRRUS LOGIC INC
filed 2014-10-30
CIK 772406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27,  2014

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of October 24,  2014 was 63,163,170.

CIRRUS LOGIC, INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED SEPTEMBER 27,  2014

Part I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	September 27,	March 29,
	2014	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,214	$31,850
Marketable securities	85,796	263,417
Accounts receivable, net	126,161	63,220
Inventories	121,169	69,743
Deferred tax assets	16,435	22,024
Other current assets	29,089	25,079
Total current assets	426,864	475,333

Long-term marketable securities	9,228	89,243
Property and equipment, net	133,458	103,650
Intangibles, net	187,030	11,999
Goodwill	265,410	16,367
Deferred tax assets	24,998	25,065
Other assets	17,658	3,087
Total assets	$1,064,646	$724,744

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$81,549	$51,932
Accrued salaries and benefits	17,706	13,388
Deferred income	5,218	5,631
Other accrued liabilities	34,946	11,572
Total current liabilities	139,419	82,523

Long-term liabilities:
Debt	226,439	-
Other long-term liabilities	25,376	4,863

Stockholders' equity:
Capital stock	1,104,379	1,078,878
Accumulated deficit	(430,144)	(440,634)
Accumulated other comprehensive loss	(823)	(886)
Total stockholders' equity	673,412	637,358
Total liabilities and stockholders' equity	$1,064,646	$724,744

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Net sales	$210,214	$190,671	$362,779	$345,796
Cost of sales	109,647	91,223	186,837	166,850
Gross profit	100,567	99,448	175,942	178,946
Operating expenses
Research and development	44,557	29,722	84,334	58,252
Selling, general and administrative	21,545	19,215	41,228	38,413
Acquisition related costs	14,937	-	14,937	-
Restructuring and other	1,455	(154)	1,455	(584)
Patent infringement settlements, net	-	-	-	695
Total operating expenses	82,494	48,783	141,954	96,776
Income from operations	18,073	50,665	33,988	82,170
Interest income	136	201	331	359
Interest expense	(2,806)	-	(3,468)	-
Other income (expense)	(11,994)	(38)	(11,493)	(55)
Income before income taxes	3,409	50,828	19,358	82,474
Provision for income taxes	2,557	17,461	8,258	28,465
Net income	852	33,367	11,100	54,009

Basic earnings per share	$0.01	$0.53	$0.18	$0.85
Diluted earnings per share	$0.01	$0.50	$0.17	$0.82
Basic weighted average common shares outstanding	62,241	63,217	62,137	63,329
Diluted weighted average common shares outstanding	65,085	66,125	64,892	66,203

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Net income	852	33,367	11,100	54,009
Other comprehensive income (loss), before tax
Net changes to available-for-sale securities
Unrealized gain on marketable securities	42	256	142	216
Net changes to foreign currency derivatives
Unrealized loss on foreign currency derivatives	(29)	-	(29)	-
Provision for income taxes	(15)	(90)	(50)	(23)
Comprehensive income	$850	$33,533	$11,163	$54,202

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six Months Ended
	September 27,	September 28,
	2014	2013
Cash flows from operating activities:
Net income	$11,100	$54,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,109	6,912
Stock compensation expense	19,529	11,650
Deferred income taxes	5,656	26,572
Loss on retirement or write-off of long-lived assets	325	-
Excess tax benefit from employee stock options	(4,138)	-
Other non-cash charges	14,233	2,359
Net change in operating assets and liabilities:
Accounts receivable, net	(50,897)	(28,351)
Inventories	(22,768)	28,053
Other current assets	2,305	(8,003)
Accounts payable and other accrued liabilities	8,777	(2,099)
Deferred income	(964)	(98)
Income taxes payable	4,059	97
Net cash (used in) provided by operating activities	(1,674)	91,101

Cash flows from investing activities:
Proceeds from sale of available for sale marketable securities	266,989	14,317
Purchases of available for sale marketable securities	(9,290)	(83,657)
Purchases of property, equipment and software	(10,622)	(6,938)
Investments in technology	(1,107)	(1,295)
Loss on foreign exchange hedging activities	(11,976)	-
Acquisition of Wolfson, net of cash obtained	(444,138)	-
Increase in deposits and other assets	(756)	(16)
Net cash used in investing activities	(210,900)	(77,589)

Cash flows from financing activities:
Proceeds from long-term revolver	226,439	-
Debt issuance costs	(2,825)	-
Issuance of common stock, net of shares withheld for taxes	1,796	1,636
Repurchase of stock to satisfy employee tax withholding obligations	(610)	(12,664)
Excess tax benefit from employee stock options	4,138	-
Net cash provided by (used in) financing activities	228,938	(11,028)

Net increase in cash and cash equivalents	16,364	2,484

Cash and cash equivalents at beginning of period	31,850	66,402
Cash and cash equivalents at end of period	$48,214	$68,886

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

2.     Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606).  The purpose of the ASU is to converge revenue recognition requirements per GAAP and International Financial Reporting Standards (IFRS).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption not permitted by the FASB.  The Company is currently evaluating the impact of this ASU on its consolidated financial position, results of operations and cash flows.

3.     Marketable Securities

The Company’s investments that have original maturities greater than 90 days have been classified as available-for-sale securities in accordance with U.S. GAAP.  Marketable securities are categorized on the consolidated condensed balance sheet as short- and long-term marketable securities, as appropriate.

The following table is a summary of available-for-sale securities at September 27, 2014 (in thousands):

				Estimated
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
As of September 27, 2014	Cost	Gains	Losses	Amount)
Corporate debt securities	$78,574	$2	$(38)	$78,538
Commercial paper	16,487	4	(5)	16,486
Total securities	$95,061	$6	$(43)	$95,024

The Company’s specifically identified gross unrealized losses of $43 thousand relates to 15 different securities with total amortized cost of approximately $63.1 million at September 27, 2014.  Because the Company does not intend to sell the investments at a loss and the Company will not be required to sell the investments before recovery of its amortized cost basis, it did not consider the investment in these securities to be other-than-temporarily impaired at September 27, 2014.  Further, the securities with gross unrealized losses had been in a continuous unrealized loss position for less than 12 months as of September 27, 2014.

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

The cost and estimated fair value of available-for-sale securities by contractual maturities were as follows (in thousands):

	September 27, 2014		March 29, 2014
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$85,821	$85,796	$263,418	$263,417
After 1 year	9,240	9,228	89,422	89,243
Total	$95,061	$95,024	$352,840	$352,660

4.     Derivative Financial Instruments

Our primary objective for holding derivative financial instruments is to manage currency exchange rate risk and interest rate risk.

Currency Exchange Rate Risk

We are exposed to currency exchange rate risk and generally hedge our exposures with currency forward contracts.  Substantially all of our revenue is transacted in U.S. dollars.  However, a portion of our operating expenditures are incurred in or exposed to other currencies, primarily the British pound.  We have established a  forecasted transaction currency risk management program to protect against fluctuations in the volatility of the functional currency equivalent of future cash flows caused by changes in exchange rates.  This program may reduce, but not eliminate, the impact of currency exchange movements.

Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets

The fair value of our derivative instruments at the end of each period were as follows (in thousands):

	Other Accrued Liabilities
	September 27,	March 29,
	2014	2014

Currency forwards	$29	$-

5.     Fair Value of Financial Instruments

The Company has determined that the only assets and liabilities in the Company’s financial statements that are required to be measured at fair value on a recurring basis are the Company’s cash equivalents, investment portfolio, and foreign currency derivative assets/liabilities.  The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement.    The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

The fair value of the foreign currency derivatives is included in “Other accrued liabilities”  on the consolidated condensed balance sheet.

The Company’s long-term revolving facility, described in Note 9, bears interest at a base rate plus applicable margin or LIBOR plus applicable margin.  As of September 27, 2014, the fair value of the Company’s long-term revolving facility approximates carrying value based on estimated margin.

As of September 27,  2014, the Company classified its investment portfolio assets and foreign currency derivative liabilities as Level 1 or Level 2 inputs.  The Company has no Level 3 assets.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three month period ending September 27, 2014.

The fair value of our financial assets and liabilities at September 27, 2014, was determined using the following inputs (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$17,577	$-	$-	$17,577

Available-for-sale securities
Corporate debt securities	$-	$78,538	$-	$78,538
Commercial paper	-	16,486	-	16,486
	$-	$95,024	$-	$95,024
Liabilities:
Other accrued liabilities
Foreign exchange derivative	$-	$29	$-	$29

The fair value of our financial assets at March 29, 2014, was determined using the following inputs (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$20,456	$-	$-	$20,456
Commercial paper	-	1,878	-	1,878
	$20,456	$1,878	$-	$22,334

Available-for-sale securities
Corporate debt securities	$-	$246,685	$-	$246,685
U.S. Treasury securities	56,994	-	-	56,994
Agency discount notes	-	2,009	-	2,009
Commercial paper	-	41,970	-	41,970
Certificates of deposit	-	5,002	-	5,002
	$56,994	$295,666	$-	$352,660

6.     Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	September 27,	March 29,
	2014	2014
Gross accounts receivable	$126,532	$63,449
Allowance for doubtful accounts	(371)	(229)
Accounts receivable, net	$126,161	$63,220

7.     Inventories

Inventories are comprised of the following (in thousands):

	September 27,	March 29,
	2014	2014
Work in process	$64,518	$37,967
Finished goods	56,651	31,776
	$121,169	$69,743

8.    Acquisition

On August 21, 2014, Cirrus Logic completed the acquisition of Wolfson Microelectronics plc (the “Acquisition”), a public limited company incorporated in Scotland (“Wolfson”).  Upon completion of the acquisition, Wolfson was re-registered as a private limited company.  Wolfson is a supplier of high performance, mixed-signal audio solutions for the consumer electronics market.  The Acquisition accelerates Cirrus Logic’s strategic roadmap, further strengthens our technology portfolio with the addition of MEMS microphones and extensive software capabilities, while significantly expanding our development capacity.

The enterprise value for Wolfson in connection with the Acquisition was approximately £283 million (approximately $469 million based on a U.S. dollar to pound sterling exchange rate of 1.659), and was based on the agreed upon offer of £2.35 per share (the “Offer”) for the entire issued and to be issued share capital of Wolfson.  Cirrus Logic financed the Acquisition through a combination of existing cash on Cirrus Logic’s balance sheet and $225 million in debt funding from Wells Fargo Bank, National Association, as discussed below in Note 9.    Upon completion of the Acquisition, the Company recorded approximately $12.0 million, in the current fiscal quarter, of realized losses on foreign currency fluctuations in the initial valuation exchange rate of 1.682 (U.S. dollar to pound sterling) and the actual exchange rate at Acquisition date of 1.659.  The loss is included in the consolidated condensed statements of income under the caption “Other income (expense)”.

The Acquisition was accounted for as a business purchase pursuant to ASC Topic 805, Business Combinations, and the operations of Wolfson have been included in the Company’s consolidated financial statements since August 21, 2014, the date of acquisition. The following table presents the initial allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (in thousands):

Amount
Cash and cash equivalents	$25,342
Inventory	28,658
Other current assets	15,633
Property, plant and equipment	29,093
Intangible assets	175,987
Pension assets	1,625
Total identifiable assets acquired	$276,338

Deferred tax liability - current	(11,483)
Deferred revenue	(551)
Other accrued liabilities	(41,417)
Other long-term liabilities	(2,449)
Total identifiable liabilities assumed	$(55,900)
Net identifiable assets acquired	$220,438
Goodwill	249,043
Net assets acquired	$469,481

The goodwill of $249.0 million arising from the Acquisition is attributable primarily to expected synergies and the product and customer base of Wolfson.  None of the goodwill is expected to be deductible for income tax purposes.  As of September 27, 2014, there were no changes in the recognized amounts of goodwill resulting from the Acquisition.

The components of the acquired intangible assets and related weighted average amortization periods are detailed below (in thousands):

Intangible assets	Amount	Weighted-average Amortization Period (years)
Developed technology	$74,247	6.2
Technology intellectual property	14,572	5.3
Trademark	1,437	1.3
In-process research & development	72,750	7.5
Customer relationships	12,981	10.0
Total	$175,987

The initial allocation of the purchase price is preliminary and subject to completion, including the areas of taxation, inventory, real property, intangible assets, other assets, deferred revenue, and other liabilities, where valuation assessments are in progress.  The adjustments arising from the completion of the outstanding matters may materially affect the preliminary purchase accounting and would be retroactively reflected in the financial statements as of September 27, 2014 and for the interim periods then ended.

The Company recognized $14.9 million of acquisition related costs that were expensed in the current period.  These costs are included in the consolidated condensed statements of income in the line item entitled “Acquisition related costs.”

The Company’s consolidated condensed statements of income for the period ending September 27, 2014 included $13.0 million of revenue attributable to Wolfson, which reflects revenues from the acquisition date to the end of the period.  The earnings related to Wolfson included in the Company’s consolidated condensed statements of income for the period ending September 27, 2014, are excluded as it would be impracticable to allocate costs and services shared across product lines for the Company as to not be misleading.

Giving pro forma effect to the Acquisition as if it had occurred as of March 30, 2014, the beginning of the Company’s fiscal year, and after applying the Company’s accounting policies and adjusting the results to reflect these changes since March 30, 2014, $57.2 million of pro forma revenue would have been attributable to Wolfson.  Pro forma earnings attributable to Wolfson is excluded as it would be impracticable.  Costs and services shared across product lines for the Company cannot appropriately be allocated as to not be misleading.

9.     Revolving Credit Facilities

On August 29, 2014, Cirrus Logic entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto.

The Credit Agreement provides for a $250 million senior secured revolving credit facility (the “Credit Facility”).  The Credit Facility replaced Cirrus Logic’s Interim Credit Facility described below, and may be used for general corporate purposes.  The Credit Facility matures on August 29, 2017.

The Credit Facility is required to be guaranteed by all of Cirrus Logic’s material domestic subsidiaries (the “Subsidiary Guarantors”). The Credit Facility is secured by substantially all of the assets of Cirrus Logic and any Subsidiary Guarantors, except for certain excluded assets.  Borrowings under the Credit Facility may, at Cirrus Logic’s election, bear interest at either (a) a Base Rate plus the Applicable Margin (“Base Rate Loans”) or (b) a LIBOR Rate plus the Applicable Margin (“LIBOR Rate Loans”).  The Applicable Margin ranges from 0% to .25% per annum for Base Rate Loans and 1.50% to 2.00% per annum for LIBOR Rate Loans based on Cirrus Logic’s Leverage Ratio (discussed below).

A Commitment Fee accrues at a rate per annum ranging from 0.25% to 0.35% (based on the Leverage Ratio) on the average daily unused portion of the Commitment of the Lenders.    The Credit Agreement contains customary affirmative covenants, including, among others, covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations.  Further, the Credit Agreement contains customary negative covenants limiting the ability of Cirrus Logic or any Subsidiary to, among other things, incur debt, grant liens, make investments, effect certain fundamental changes, make certain asset dispositions, and make certain restricted payments.  The Credit Facility also contains certain financial covenants providing that (a) the ratio of consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters must not be greater than 2.00 to 1.00 (the “Leverage Ratio”) and (b) the sum of cash and Cash Equivalents of Cirrus Logic and its Subsidiaries on a consolidated basis must not be less than $100 million.  At September  27, 2014, the Company was in compliance with all covenants under the Credit Agreement.   The Company had borrowed $226.4 million under this facility as of September  27, 2014, which is included in long-term liabilities on the consolidated condensed balance sheets.  The borrowings were primarily used for financing Acquisition.

Cirrus Logic entered into a credit agreement (the “Interim Credit Agreement”) with Wells Fargo Bank, National Association as administrative agent and lender, on April 29, 2014, in connection with the Acquisition.  The Interim Credit Agreement provided for a $225 million senior secured revolving credit facility (the “Interim Facility”).  The Interim Facility was to be used for, among other things, payment of the offer consideration in connection with the Acquisition.  The Interim Facility would have matured on the earliest to occur of (a) January 23, 2015, (b) the date of termination of the Commitments as a result of a permanent reduction of all of the Commitments (as defined in the Interim Credit Agreement) by Cirrus Logic or (c) the date of termination of the Commitments as a result of an event of default.  The Interim Facility actually matured under scenario (b) above with no outstanding borrowings or accrued interest on the maturity date.

The Company maintained an unsecured revolving credit facility until early fiscal year 2014.  The aggregate borrowing limit under this facility was $100 million, with a $15 million letter of credit sublimit and was intended to provide the Company with short-term borrowings for working capital and other general corporate purposes.  The Company had no outstanding amounts under the facility prior to its expiration on April 19, 2013.

10.   Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits. Our income tax expense is primarily a non-cash charge due to the utilization of U.S. net operating losses.

The following table presents the provision for income taxes and the effective tax rates (in thousands):

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Income before income taxes	$3,409	$50,828	$19,358	$82,474
Provision for income taxes	$2,557	$17,461	$8,258	$28,465
Effective tax rate	75.0%	34.4%	42.7%	34.5%

Our income tax expense for the second quarter and first six months of fiscal year 2015 was above the federal statutory rate primarily due to the inclusion of foreign losses in the period from the close of the Acquisition to the end of the quarter at foreign statutory rates below the U.S. federal statutory rate.  Our income tax expense for the second quarter and first six months of fiscal year 2014 was slightly below the federal statutory rate primarily due to the effect of the federal research and development credit which was extended through December 31, 2013 by the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013.

We had no unrecognized tax benefits as of September 27, 2014.  The Company does not believe that its unrecognized tax benefits will significantly increase or decrease during the next 12 months.

We accrue interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.  As of September 27, 2014, the balance of accrued interest and penalties was zero.  No interest or penalties were incurred during the first six months of fiscal year 2015 or 2014.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions.  Fiscal years 2011 through 2014 remain open to examination by the major taxing jurisdictions to which we are subject.

11.   Pension Plan

As a result of the Acquisition, the Company now fully funds a defined benefit pension scheme (“the Plan”) maintained by Wolfson, for non-U.S. employees, which was closed to new participants as of July 2, 2002.  As of April 30, 2011, the participants in the Plan no longer accrue benefits and therefore the Company will not be required to pay contributions in respect to future accrual.

Prior to the acquisition, Wolfson paid deficit contributions of approximately $1.65 million in April 2014.  The Company will be obligated to pay approximately $1.65 million by April 30, 2015 and approximately $0.6 million by April 30, 2016.  The Company expects to completely close the Plan over the next ten years.

The components of the Company’s net periodic pension expense (income) for the three and six months ended September 27, 2014 and September 28, 2013 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Interest cost	$254	$-	$254	$-
Expected return on plan assets	(370)	-	(370)	-
	(116)	-	(116)	-

The following weighted-average assumptions were used to determine net periodic benefit costs for the three months ended September 27, 2014:

Discount rate	4.20%
Expected long-term return on plan assets	5.58%

The following tables set forth the benefit obligation, the fair value of plan assets, and the funded status of the Company’s plan (in thousands):

Change in benefit obligation:
Beginning balance at June 29, 2014	$24,538
Interest cost	254
Benefits paid and expenses	(69)
Actuarial loss	1,344
Total benefit obligation at September 27, 2014	26,067

Change in plan assets:
Beginning balance at June 29, 2014	27,089
Actual return on plan assets	672
Benefits paid and expenses	(69)
Fair value of plan assets at September 27, 2014	27,692

Funded status of plan at September 27, 2014	$1,625

Based on an actuarial study performed as of September 27, 2014, the plan is overfunded and a long-term asset is reflected in the Company’s consolidated condensed balance sheet under the caption “Other assets”.   The weighted-average discount rate assumption used to determine benefit obligations as of September 27, 2014 was 3.9%.

12.   Net Income Per Share

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

The following table details the calculation of basic and diluted earnings per share for the three and six months ended September 27, 2014 and September 28, 2013 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Numerator:
Net income	$852	$33,367	$11,100	$54,009
Denominator:
Weighted average shares outstanding	62,241	63,217	62,137	63,329
Effect of dilutive securities	2,844	2,908	2,755	2,874
Weighted average diluted shares	65,085	66,125	64,892	66,203
Basic earnings per share	$0.01	$0.53	$0.18	$0.85
Diluted earnings per share	$0.01	$0.50	$0.17	$0.82

The weighted outstanding shares excluded from our diluted calculation for the three and six months ended September 27, 2014 were 642 thousand and 731 thousand, respectively, as the shares were anti-dilutive.  The weighted outstanding shares excluded from our diluted calculation for the three and six months ended September 28, 2013 were 991 thousand and 986 thousand, respectively.

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

On June 17, 2014, Enterprise Systems Technologies S.a.r.l. (the “Plaintiff”) filed suit against Cirrus Logic, Inc. in the U.S. District Court, District of Delaware.  The Plaintiff alleges that Cirrus Logic indirectly infringes two U.S. patents through the manufacture and sale of digital signal processors, audio codecs, audio processors, and other components included in communications and consumer electronic devices such as smartphones and computers.  The Plaintiff is seeking unspecified monetary damages.  On July 23, 2014, the Plaintiff filed an amended complaint removing allegations associated with one of the two patents.  On August 25, 2014, the lawsuit was stayed pending resolution of the proceedings in the International Trade Commission described below.

On July 16, 2014, the Plaintiff requested the International Trade Commission to investigate the impact of certain products that allegedly infringe the same patent asserted in the District Court of Delaware.  The Plaintiff is seeking a limited exclusion order against certain Apple, Inc. products that incorporate the Company’s components.  The target date for completion of the investigation is December 21, 2015.

14.   Stockholders’ Equity

Common Stock

The Company issued a net 0.4 million and 0.6 million shares of common stock during the three and six month periods ending September 27, 2014, respectively, in connection with stock issuances pursuant to the Company’s 2006 Stock Incentive Plan.  The Company issued a net 0.2 million and 0.3 million shares of common stock during the three and six month periods ending September 28, 2013, respectively, in connection with stock issuances pursuant to the Company’s 2006 Stock Incentive Plan.

15.   Segment Information

We determine our operating segments in accordance with Financial Accounting Standards Board guidelines.  Our Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker under these guidelines.

The Company operates and tracks its results in one reportable segment, but reports revenue performance in two product lines.  We are adjusting how we present product line revenue to better reflect our business model.  Beginning this quarter we will report revenue by Portable Audio Products, which includes devices selling into such end applications as tablets and smartphones.  The remainder of the revenue will be defined as Non-Portable Audio and Other Products, which target high-end home entertainment, automotive, energy, industrial and various general markets.  Our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources, rather than detailed information at a product line level.  Additionally, our product lines have similar characteristics and customers.  They share operations support functions such as sales, public relations, supply chain management, various research and development and engineering support, in addition to the general and administrative functions of human resources, legal, finance and information technology.  Therefore, no complete, discrete financial information maintained for these product lines.

Revenues from our product lines are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Portable Audio Products	$163,563	$150,949	$276,132	$267,556
Non-Portable Audio and Other Products	46,651	39,722	86,647	78,240
	$210,214	$190,671	$362,779	$345,796

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

Overview

Cirrus Logic, Inc. (“Cirrus Logic,” “We,” “Us,” “Our,” or the “Company”) develops high-precision, analog and mixed-signal integrated circuits (“ICs”) for a broad range of portable audio and non-portable audio and other markets.  Building on its diverse analog mixed-signal patent portfolio, Cirrus Logic delivers highly optimized products for a variety of audio and energy-related applications.

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

There were no material changes in the first six months of fiscal year 2015 to the information provided under the heading “Critical Accounting Policies” included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2014, with the exception of the following as a result of the Acquisition.

Pension

Defined benefit pension plans are accounted for based upon the provisions of Accounting Standards Codification (“ASC”) Topic 715, “Compensation – Retirement Benefits.”

The funded status of the plan is recognized in the consolidated condensed balance sheets.   Subsequent re-measurement of plan assets and benefit obligations are reflected in the consolidated condensed balance sheets in the subsequent interim period to reflect the overfunded or underfunded status of the plan.

The Company will engage external actuaries on at least an annual basis to provide a valuation of the plan’s assets and projected benefit obligation and to record the net periodic pension cost.  On a quarterly basis, the Company will evaluate current information available to us to determine whether the plan’s assets and projected benefit obligation should be re-measured.

Hedging and Forwards

Hedging and forward contracts are accounted for based upon the provisions of ASC Topic 815, “Derivatives and Hedging” and ASC Topic 820, “Fair Value Measurements and Disclosures.”

All derivative instruments shall be carried at fair value per ASC 820.  If a derivative instrument meets certain hedge accounting criteria, the provisions of ASC 815 may be applied.  The Company regularly reviews all financial instruments and contracts.  When a derivative is identified, it is evaluated against the criteria in ASC 815 to determine the appropriate accounting methodology.  Derivatives that qualify for hedge accounting per ASC 815 are classified as one of the following: fair value hedge, cash flow hedge or foreign currency hedge.

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

Results of Operations

The following table summarizes the results of our operations for the three and six months of  fiscal years 2015 and 2014 as a percentage of net sales.  All percentage amounts were calculated using the underlying data in thousands, unaudited:

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Net sales	100%	100%	100%	100%
Gross margin	48%	52%	48%	52%
Research and development	21%	15%	23%	17%
Selling, general and administrative	10%	10%	11%	11%
Acquisition related costs	7%	0%	4%	0%
Restructuring and other	1%	0%	1%	0%
Patent infringement settlements, net	0%	0%	0%	0%
Income from operations	9%	27%	9%	24%
Interest income	0%	0%	0%	0%
Interest expense	-1%	0%	-1%	0%
Other income (expense)	-6%	0%	-3%	0%
Income before income taxes	2%	27%	5%	24%
Provision for income taxes	2%	10%	2%	8%
Net income	0%	17%	3%	16%

Net Sales

Net sales for the second quarter of fiscal year 2015 increased $19.5 million, or 10 percent, to $210.2 million from $190.7 million in the second quarter of fiscal year 2014.  Increases in revenue from the acquisition of Wolfson were $13 million for the current quarter.  Net sales from our portable audio products increased $12.6 million, or 8 percent, primarily from increases related to the Acquisition in the current quarter, and slight increases in other portable products.  Non-portable audio and other product sales increased $6.9 million, or 17 percent, during the second quarter of fiscal year 2015 versus the comparable quarter of the prior fiscal year, primarily due to increases in DAC and custom computer products,  along with the addition of Soundclear ™ software revenue associated with the addition of Acoustic Technologies, Inc., which was acquired during the third quarter of fiscal year 2014.

Net sales for the first six months of fiscal year 2015 increased $17.0 million, or 5 percent to $362.8 million from $345.8 million for the first six months of fiscal year 2014.  Net sales from our portable audio products increased $8.6 million, or 3 percent, primarily due to the Acquisition in the current quarter.  Non-portable audio and other products increased $8.4 million, or 11 percent, for the first six months of fiscal year 2015 due to increased revenues resulting from previous recent acquisitions including Wolfson and Acoustic Technologies, coupled with growth from our DAC and custom computer products.

Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 95 percent of net sales during the second quarters of each of fiscal years 2015 and 2014.  Export sales, principally to Asia, for the first six months of each of fiscal years 2015 and 2014, were 94 percent.   Our sales are denominated primarily in U.S. dollars.  We  do, however, enter into foreign currency hedging contracts from time to time.

Since the components we produce are largely proprietary and generally not available from second sources, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, from an external sales representative or distributor, or through a third party manufacturer contracted to produce their designs.  For the second quarter of fiscal years 2015 and 2014, our ten largest end customers represented approximately 86 percent and 89 percent of our net sales, respectively.  For the first six months of fiscal years 2015 and 2014, our ten largest end customers represented approximately 86 percent and 88 percent of our net sales, respectively.

We had one end customer, Apple Inc. that purchased through multiple contract manufacturers and represented approximately 73 percent and 80 percent of the Company’s total net sales for the second quarter of fiscal years 2015 and 2014, respectively.  This same customer represented approximately 73 percent and 79 percent of the Company’s total sales for the first six months of fiscal years 2015 and 2014, respectively.

None of our distributors represented more than 10 percent of our sales for the three or six month periods ending September 27, 2014 and September  28, 2013.

For more information, please see Part II—Item 1A—“We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales or profitability.”

No other end customer or distributor represented more than 10 percent of net sales for the three or six month periods ending September 27, 2014 and September  28, 2013.

Gross Margin

Gross margin was 47.8 percent in the second quarter of fiscal year 2015, down from 52.2 percent in the second quarter of fiscal year 2014.  Last fiscal year, gross margin was positively impacted by a large sale of previously reserved inventory that did not reoccur during the current fiscal period.  Current period margin included cost associated with purchase price allocation charges of $1.6 million partially offset by an increase due to the addition of SoundClear™ technology, which favorably impacted margin by approximately 0.5%.

Gross margin was 48.5 percent for the first six months of fiscal year 2015, down from 51.7 percent for the first six months of fiscal year 2014.  During the second quarter of fiscal year 2014, gross margin was positively impacted by a large sale of previously reserved inventory that did not reoccur during the current fiscal period.  During the current period, additional costs associated with the Acquisition coupled with lower margin new portable product introductions also contributed to this decline.

Research and Development Expense

Research and development expense for the second quarter of fiscal year 2015 was $44.6 million, an increase of $14.9 million, or 50 percent, from $29.7 million in the second quarter of fiscal year 2014.  The increase was primarily due to salary and employee-related expenses resulting from increased headcount, both at Cirrus and due to the Acquisition, increased amortization on acquisition-related intangibles, and increased product development expenses, including tape outs.

Research and development expense for the first six months of fiscal year 2015 was $84.3 million, an increase of $26.0 million, or 45 percent, from $58.3 million for the first six months of fiscal year 2014.  This increase was primarily due to the items previously discussed above, coupled with CAD software investment and tape-out increases.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense for the second quarter of fiscal year 2015 was $21.5 million, an increase of $2.3 million, or 12 percent, from $19.2 million in the second quarter of fiscal year 2014.  The increase was primarily attributable to the Acquisition, which resulted in a  59 percent increase in SG&A headcount and higher costs associated with outside professional services.

Selling, general and administrative (“SG&A”) expense for the first six months of fiscal year 2015 was $41.2 million, an increase of $2.8 million, or 7 percent, from $38.4 million for the first six months of fiscal year 2014.  With the Company’s Acquisition, outside professional services and increased headcount contributed to the overall increase.

Acquisition related costs

The Company recorded $14.9 million in conjunction with the Acquisition for the quarter ended September 27, 2014.  The majority of the costs included in this amount were associated with bank and legal fees, as well as executive stock compensation.

Restructuring and other

Restructuring costs related to the Acquisition were $1.5 million, primarily made up of severance payments associated with the Acquisition in the current fiscal year.  The credits included in this line item for the prior fiscal year related to changes in estimates for the Tucson, Arizona design center facility, due to a new sublease on the vacated property in connection with the closing of this facility.

Patent Infringement Settlements, net

The Company recorded a $0.7 million expense in the first quarter of fiscal year 2014 in connection with the settlement of the U.S. Ethernet Innovations, LLC case discussed in Note 13 – Legal Matters.  This item is presented as a separate line item within operating expenses in the consolidated condensed statements of income.

Interest expense

The Company recorded interest expense of $2.8 million and $3.5 million for the three and six months end September 27, 2014, respectively, as a result of the new $250 million revolving credit facility described in Note 9.

Other income (expense)

For the three and six months ended September 27, 2014, the Company recorded $12.0 million and $11.5 million, respectively, in other expense related to the foreign currency exchange losses on hedges purchased in relation to the Acquisition.  The corresponding amounts in the prior fiscal year are immaterial.

Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.  Our income tax expense is primarily a non-cash charge due to the utilization of U.S. net operating losses.

The following table presents the provision for income taxes and the effective tax rates (in thousands):

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Income before income taxes	$3,409	$50,828	$19,358	$82,474
Provision for income taxes	$2,557	$17,461	$8,258	$28,465
Effective tax rate	75.0%	34.4%	42.7%	34.5%

Our income tax expense for the second quarter and first six months of fiscal year 2015 was above the federal statutory rate primarily due to the inclusion of foreign losses in the period from the close of the Acquisition to the end of the quarter at foreign statutory rates below the U.S. federal statutory rate.  Our income tax expense for the second quarter and first six months of fiscal year 2014 was slightly below the federal statutory rate primarily due to the effect of the federal research and development credit which was extended through December 31, 2013 by the American Taxpayer Relief Act of 2012 which was enacted on January 2, 2013.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, capital expenditures, share repurchases, investments in marketable securities, and strategic acquisitions.  Our principal sources of liquidity are cash on hand, cash generated from operations, cash generated from the sale and maturity of marketable securities, funds from equity issuances and borrowings under our new $250 million senior secured revolving credit facility.

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain current assets and current liabilities.  Our operational cash flows are affected by the ability of our operations to generate cash, and our management of our assets and liabilities, including both working capital and long-term assets and liabilities.  Net cash used in operating activities was $1.7 million for the first six months of fiscal year 2015 as compared to $91.1 million provided by operating activities for the corresponding period of fiscal year 2014.  The use of cash in operations during the current period of fiscal year 2015 was related to a $59.5 million decrease in working capital, primarily in accounts receivable, offset by the cash components of our net income.  The primary source of cash in operations during the corresponding period of fiscal year 2014 was primarily related to the cash components of our net income.

Net cash used in investing activities was $210.9 million during the first six months of fiscal year 2015 as compared to $77.6 million used in investing activities during the first six months of fiscal year 2014.  The increase is primarily related to movements that occurred in the first quarter of fiscal year 2015, toward more liquid investments in anticipation of financing the Wolfson acquisition, which was completed in the second quarter of fiscal year 2015.  See Note 8 – Acquisition and Note 9 – Revolving Credit Facilities for additional details.  Net proceeds from the sale of marketable securities of $257.7 million made up the majority of the movement toward more liquid assets for the period.  This inflow was primarily offset by the $444.1 million paid, net of cash obtained, in conjunction with the Acquisition discussed in Note 8,  and purchases of property, equipment and software of $11.7 million.  For the corresponding period in fiscal year 2014, the Company had net purchases of marketable securities of $69.3 million and paid $8.2 million for the purchase of property, equipment and software.

Net cash provided by financing activities was $228.9 million during the first six months of fiscal year 2015.  The cash provided during the current period of fiscal year 2015 was primarily associated with the $226.4 million obtained from the new long-term revolving credit facility discussed in Note 9, excess tax benefit from employee stock option exercises of $4.1 million and $1.8 million for the issuance of common stock, net of shares withheld for taxes, partially offset by payments for debt issuance costs related to the Acquisition of $2.8 million. The cash used during the first six months of fiscal year 2014 was due to a stock repurchase of $12.7 million, partially offset by proceeds of $1.6 million from the issuance of common stock, net of shares withheld for taxes.

The Company continued expansion of operations in fiscal year 2015 with continued work on additional facilities in Austin.  In fiscal year 2015, approximately $6 million has been spent in the effort.  We anticipate future costs related to the current expansion to be approximately $14 million over the next year.  We anticipate these cash uses to be funded from current cash sources.

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

Revolving Credit Facilities

On August 29, 2014, Cirrus Logic entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto.

The Credit Agreement provides for a $250 million senior secured revolving credit facility (the “Credit Facility”).  The Credit Facility replaced Cirrus Logic’s Interim Credit Facility, and may be used for general corporate purposes.  The Credit Facility matures on August 29, 2017.

The Credit Facility is required to be guaranteed by all of Cirrus Logic’s material domestic subsidiaries (the “Subsidiary Guarantors”). The Credit Facility is secured by substantially all of the assets of Cirrus Logic and any Subsidiary Guarantors, except for certain excluded assets.  Borrowings under the Credit Facility may, at Cirrus Logic’s election, bear interest at either (a) a Base Rate plus the Applicable Margin (“Base Rate Loans”) or (b) a LIBOR Rate plus the Applicable Margin (“LIBOR Rate Loans”).  The Applicable Margin ranges from 0% to .25% per annum for Base Rate Loans and 1.50% to 2.00% per annum for LIBOR Rate Loans based on Cirrus Logic’s Leverage Ratio (discussed below).

A Commitment Fee accrues at a rate per annum ranging from 0.25% to 0.35% (based on the Leverage Ratio) on the average daily unused portion of the Commitment of the Lenders.    The Credit Agreement contains customary affirmative covenants, including, among others, covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations.  Further, the Credit Agreement contains customary negative covenants limiting the ability of Cirrus Logic or any Subsidiary to, among other things, incur debt, grant liens, make investments, effect certain fundamental changes, make certain asset dispositions, and make certain restricted payments.  The Credit Facility also contains certain financial covenants providing that (a) the ratio of consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters must not be greater than 2.00 to 1.00 (the “Leverage Ratio”) and (b) the sum of cash and Cash Equivalents of Cirrus Logic and its Subsidiaries on a consolidated basis must not be less than $100 million.    At September 27, 2014, the Company was in compliance with all covenants under the Credit Facility. The Company had borrowed $226.4 million under this facility as of September 27, 2014, which is included in long-term liabilities on the Consolidated Condensed Balance Sheets.  The borrowings were primarily used for financing Acquisition.

Cirrus Logic entered into the Interim Credit Agreement with Wells Fargo Bank, National Association as administrative agent and lender, on April 29, 2014, in connection with the Acquisition.  The Interim Credit Agreement provided for a $225 million senior secured revolving credit facility (the “Interim Facility”).  The Interim Facility was to be used for, among other things, payment of the offer consideration in connection with the Acquisition.  The Interim Facility would have matured on the earliest to occur of (a) January 23, 2015, (b) the date of termination of the Commitments as a result of a permanent reduction of all of the Commitments (as defined in the Interim Credit Agreement) by Cirrus Logic or (c) the date of termination of the Commitments as a result of an event of default.  The Interim Facility actually matured under scenario (b) above with no outstanding borrowings or accrued interest on the maturity date.

The Company maintained an unsecured revolving credit facility until early fiscal year 2014.  The aggregate borrowing limit under this facility was $100 million, with a $15 million letter of credit sublimit and was intended to provide the Company with short-term borrowings for working capital and other general corporate purposes.  The Company had no outstanding amounts under the facility prior to its expiration on April 19, 2013.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in

Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon the evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 27, 2014, at the reasonable assurance level.

Changes in control over financial reporting

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.  The Acquisition’s internal controls will be excluded from management’s annual assessment and report on internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information regarding legal proceedings to which the Company is a party is set forth in Note 13 – Legal Matters to our unaudited consolidated condensed financial statements and is incorporated herein by reference.

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

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer,  or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business.  For the first six months of fiscal years 2015 and 2014,  our ten largest end customers represented approximately 86 percent and 88 percent, respectively, of our net sales.  We had one end customer, Apple Inc. that purchased through multiple contract manufacturers and represented approximately 73 percent and 79 percent of the Company’s total net sales for the first six months of fiscal years 2015 and 2014, respectively.

We had no distributors that represented more than 10 percent of our sales for the six month periods ending September 27, 2014 or September 28, 2013.  No other end customer or distributor represented more than 10 percent of net sales for the six month periods ending September 27, 2014 or September 28, 2013.

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

Our debt obligations may be a burden on our future cash flows and cash resources.

On August 29, 2014, we entered into a credit agreement (the “Credit Agreement”), which provides for a $250 million senior secured revolving credit facility.  As of September 27, 2014, the Company had borrowed $226.4 million under the facility. Our ability to repay the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors.  Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations or to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the indebtedness will depend on the capital markets and our financial condition at such time.  We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Credit Agreement.

Our Credit Agreement contains restrictions that limit our flexibility in operating our business.

Our Credit Agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

▪	pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;
▪	incur additional indebtedness or issue certain preferred shares;
▪	make certain investments;
▪	sell certain assets;
▪	create liens;
▪	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and
▪	enter into certain transactions with our affiliates.

A breach of any of these covenants could result in a default under one or more of these agreements.  In the event of default under our debt agreements, the lenders could elect to declare all amounts outstanding to be immediately due and payable. If we were unable to repay amounts due to the lenders under our credit facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. If our lenders accelerate the repayment of borrowings, we may not have sufficient assets to repay our debt obligations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed as part of or incorporated by reference into this Report:

2.1	Cooperation Agreement dated April 29, 2014 between Registrant and Wolfson Microelectronics plc. (1)
3.1	Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (2)
3.2	Amended and Restated Bylaws of Registrant. (3)
10.1	Credit Agreement dated April 29, 2014 among Registrant, Wells Fargo Bank and National Association, as Administrative Agent and Lender. (1)
10.2	Credit Agreement dated August 29, 2014 among Registrant, Wells Fargo Bank and National Association, as Administrative Agent and Initial Issuing lender. (4)
31.1 *	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *#	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *#	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS #	XBRL Instance Document
101.SCH #	XBRL Taxonomy Extension Schema Document
101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB #	XBRL Taxonomy Extension Label Linkbase Document
101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document

*  Filed with this Form 10-Q.

#  Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

(1)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on April 29, 2014 (Registration No. 000-17795).
(2)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 22, 2001 (Registration No. 000-17795).
(3)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the Commission on September 20, 2013 (Registration No. 000-17795).
(4)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on September 3, 2014 (Registration No. 000-17795).

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index list noted above and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRRUS LOGIC, INC.

Date:	October 30, 2014	By: /s/ Thurman K. Case
Thurman K. Case
Vice President, Chief Financial Officer and Principal Accounting Officer