Form 10-Q
period 2014-12-27
CIRRUS LOGIC INC
filed 2015-01-28
CIK 772406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27,  2014

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐    NO ☑

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of January 23,  2015  was 62,733,868.

CIRRUS LOGIC, INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED DECEMBER 27,  2014

Part I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	December 27,	March 29,
	2014	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$66,607	$31,850
Marketable securities	106,061	263,417
Accounts receivable, net	148,386	63,220
Inventories	73,896	69,743
Deferred tax assets	14,143	22,024
Other current assets	27,081	25,079
Total current assets	436,174	475,333

Long-term marketable securities	3,404	89,243
Property and equipment, net	137,291	103,650
Intangibles, net	181,675	11,999
Goodwill	264,879	16,367
Deferred tax assets	24,991	25,065
Other assets	16,654	3,087
Total assets	$1,065,068	$724,744

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$77,195	$51,932
Accrued salaries and benefits	20,164	13,388
Deferred income	5,417	5,631
Other accrued liabilities	27,402	11,572
Total current liabilities	130,178	82,523

Long-term liabilities:
Debt	200,439	-
Other long-term liabilities	21,073	4,863

Stockholders' equity:
Capital stock	1,135,719	1,078,878
Accumulated deficit	(421,514)	(440,634)
Accumulated other comprehensive loss	(827)	(886)
Total stockholders' equity	713,378	637,358
Total liabilities and stockholders' equity	$1,065,068	$724,744

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2014	2013	2014	2013
Net sales	$298,606	$218,883	$661,385	$564,679
Cost of sales	167,775	115,034	354,612	281,884
Gross profit	130,831	103,849	306,773	282,795
Operating expenses
Research and development	55,474	32,426	139,808	90,678
Selling, general and administrative	27,783	18,625	69,011	57,038
Acquisition related costs	3,200	-	18,137	-
Restructuring and other	-	12	1,455	(572)
Patent infringement settlements, net	-	-	-	695
Total operating expenses	86,457	51,063	228,411	147,839
Income from operations	44,374	52,786	78,362	134,956
Interest income	89	222	419	581
Interest expense	(1,131)	-	(4,598)	-
Other expense	(1,071)	(45)	(12,564)	(100)
Income before income taxes	42,261	52,963	61,619	135,437
Provision for income taxes	19,532	11,463	27,790	39,928
Net income	22,729	41,500	33,829	95,509

Basic earnings per share	$0.36	$0.66	$0.54	$1.51
Diluted earnings per share	$0.35	$0.63	$0.52	$1.45
Basic weighted average common shares outstanding	62,885	62,854	62,386	63,170
Diluted weighted average common shares outstanding	65,214	65,368	65,024	65,894

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2014	2013	2014	2013
Net income	22,729	41,500	33,829	95,509
Other comprehensive income (loss), before tax
Net changes to available-for-sale securities
Unrealized gain (loss) on marketable securities	(51)	(65)	91	151
Net changes to foreign currency derivatives
Reclassification of unrealized loss to net income	29	-	-	-
Benefit (provision) for income taxes	18	23	(32)	-
Comprehensive income	$22,725	$41,458	$33,888	$95,660

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Nine Months Ended
	December 27,	December 28,
	2014	2013
Cash flows from operating activities:
Net income	$33,829	$95,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,978	10,846
Stock compensation expense	29,813	17,713
Deferred income taxes	24,931	36,914
Loss on retirement or write-off of long-lived assets	949	165
Excess tax benefit from employee stock options	(24,508)	(5,113)
Other non-cash charges	16,129	3,996
Net change in operating assets and liabilities:
Accounts receivable, net	(73,122)	(39,500)
Inventories	26,377	49,315
Other current assets	2,733	(5,785)
Accounts payable and other accrued liabilities	888	(1,062)
Deferred income	(765)	27
Income taxes payable	484	-
Net cash provided by operating activities	59,716	163,025

Cash flows from investing activities:
Proceeds from sale of available for sale marketable securities	272,510	69,394
Purchases of available for sale marketable securities	(29,256)	(152,005)
Purchases of property, equipment and software	(19,927)	(10,703)
Investments in technology	(1,346)	(2,082)
Loss on foreign exchange hedging activities	(11,976)	-
Acquisition of Wolfson, net of cash obtained	(444,138)	-
Acquisition of Acoustic Technologies, net of cash obtained	-	(20,432)
Increase in deposits and other assets	(692)	(2,385)
Net cash used in investing activities	(234,825)	(118,213)

Cash flows from financing activities:
Proceeds from long-term revolver	226,439	-
Principal payments on long-term revolver	(26,000)	-
Debt issuance costs	(2,825)	-
Issuance of common stock, net of shares withheld for taxes	2,454	754
Repurchase of stock to satisfy employee tax withholding obligations	(4,175)	-
Repurchase and retirement of common stock	(10,535)	(42,391)
Excess tax benefit from employee stock options	24,508	5,113
Net cash provided by (used in) financing activities	209,866	(36,524)

Net increase in cash and cash equivalents	34,757	8,288

Cash and cash equivalents at beginning of period	31,850	66,402
Cash and cash equivalents at end of period	$66,607	$74,690

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

2.     Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The amendments in this ASU  provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company is currently evaluating the impact of this ASU and expects no material modifications to its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606).  The purpose of this ASU is to converge revenue recognition requirements per GAAP and International Financial Reporting Standards (IFRS).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption not permitted by the FASB.  The Company is currently evaluating the impact of this ASU on its consolidated financial position, results of operations and cash flows.

3.     Marketable Securities

The Company’s investments that have original maturities greater than 90 days have been classified as available-for-sale securities in accordance with U.S. GAAP.  Marketable securities are categorized on the consolidated condensed balance sheet as short- and long-term marketable securities, as appropriate.

The following table is a summary of available-for-sale securities at December 27, 2014 (in thousands):

				Estimated
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
As of December 27, 2014	Cost	Gains	Losses	Amount)
Corporate debt securities	$81,551	$11	$(92)	$81,470
Commercial paper	11,498	4	(7)	11,495
U.S. Treasury securities	16,505	-	(5)	16,500
Total securities	$109,554	$15	$(104)	$109,465

The Company’s specifically identified gross unrealized losses of $104 thousand relates to 26 different securities with total amortized cost of approximately $104.6 million at December 27, 2014.  Because the Company does not intend to sell the investments at a loss and the Company will not be required to sell the investments before recovery of its amortized cost basis, it did not consider the investment in these securities to be other-than-temporarily impaired at December 27, 2014.  Further, the securities with gross unrealized losses had been in a continuous unrealized loss position for less than 12 months as of December 27, 2014.

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

The Company’s specifically identified gross unrealized losses of $253 thousand relates to 74 different securities with total amortized cost of approximately $207.8 million at March 29, 2014.  Because the Company did not intend to sell the investments at a loss and the Company did not expect to be required to sell the investments before recovery of its amortized cost basis, it did not consider the investment in these securities to be other-than-temporarily impaired at March 29, 2014.  Further, the securities with gross unrealized losses had been in a continuous unrealized loss position for less than 12 months as of March 29, 2014.

The cost and estimated fair value of available-for-sale securities by contractual maturities were as follows (in thousands):

	December 27, 2014		March 29, 2014
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$106,136	$106,061	$263,418	$263,417
After 1 year	3,418	3,404	89,422	89,243
Total	$109,554	$109,465	$352,840	$352,660

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

Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets

The fair value of our derivative instruments at the end of each period were as follows (in thousands):

	Other Accrued Liabilities
	December 27,	March 29,
	2014	2014

Currency forwards	$233	$-

Changes in the fair value of derivative instruments as well as recognized gains / losses are included in the line item “Other expense” in the consolidated condensed statements of income.

5.     Fair Value of Financial Instruments

The Company has determined that the only assets and liabilities in the Company’s financial statements that are required to be measured at fair value on a recurring basis are the Company’s cash equivalents, investment portfolio, and foreign currency derivative assets/liabilities.  The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement.    The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

The Company’s cash equivalents and investment portfolio assets consist of corporate debt securities, money market funds, U.S. Treasury securities, obligations of certain U.S. government-sponsored enterprises,  commercial paper, and certificates of deposit and are reflected on our consolidated condensed balance sheets under the headings cash and cash equivalents, marketable securities, and long-term marketable securities.  The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.

The fair value of the foreign currency derivative is included in “Other accrued liabilities” on the consolidated condensed balance sheet.

The Company’s long-term revolving facility, described in Note 9, bears interest at a base rate plus applicable margin or LIBOR plus applicable margin.  As of December 27, 2014, the fair value of the Company’s long-term revolving facility approximates carrying value based on estimated margin.

As of December 27,  2014, the Company classified certain of its assets and liabilities based upon the Level 1 or Level 2 inputs.  The Company has no assets or liabilities based upon the Level 3 inputs.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three month period ending December 27, 2014.

The fair value of our financial assets and liabilities at December 27, 2014, was determined using the following inputs (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$1,077	$-	$-	$1,077

Available-for-sale securities
Corporate debt securities	$-	$81,470	$-	$81,470
U.S. Treasury securities	16,500	-	-	16,500
Commercial paper	-	11,495	-	11,495
	$16,500	$92,965	$-	$109,465
Liabilities:
Other accrued liabilities
Foreign exchange derivative	$-	$233	$-	$233

The fair value of our financial assets at March 29, 2014, was determined using the following inputs (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$20,456	$-	$-	$20,456
Commercial paper	-	1,878	-	1,878
	$20,456	$1,878	$-	$22,334

Available-for-sale securities
Corporate debt securities	$-	$246,685	$-	$246,685
U.S. Treasury securities	56,994	-	-	56,994
Agency discount notes	-	2,009	-	2,009
Commercial paper	-	41,970	-	41,970
Certificates of deposit	-	5,002	-	5,002
	$56,994	$295,666	$-	$352,660

6.     Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	December 27,	March 29,
	2014	2014
Gross accounts receivable	$148,742	$63,449
Allowance for doubtful accounts	(356)	(229)
Accounts receivable, net	$148,386	$63,220

7.     Inventories

Inventories are comprised of the following (in thousands):

	December 27,	March 29,
	2014	2014
Work in process	$51,716	$37,967
Finished goods	22,180	31,776
	$73,896	$69,743

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

The enterprise value for Wolfson in connection with the Acquisition was approximately £283 million (approximately $469 million based on a U.S. dollar to pound sterling exchange rate of 1.659), and was based on the agreed upon offer of £2.35 per share (the “Offer”) for the entire issued and to be issued share capital of Wolfson.  Cirrus Logic financed the Acquisition through a combination of existing cash on Cirrus Logic’s balance sheet and $225 million in debt funding from Wells Fargo Bank, National Association, as discussed below in Note 9.    Upon the completion of the Acquisition, in the second quarter of fiscal year 2015, the Company recorded approximately $12.0 million of realized losses on foreign currency fluctuations in the initial valuation exchange rate of 1.682 (U.S. dollar to pound sterling) and the actual exchange rate at Acquisition date of 1.659.  The loss is included in the consolidated condensed statements of income under the caption “Other expense” for the nine months ended December 27, 2014.

The Acquisition was accounted for as a business purchase pursuant to ASC Topic 805, Business Combinations, and the operations of Wolfson have been included in the Company’s consolidated financial statements since August 21, 2014, the date of acquisition. The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as of December 27, 2014 (in thousands):

Amount
Cash and cash equivalents	$25,342
Inventory	30,530
Other current assets	16,226
Property, plant and equipment	27,634
Intangible assets	175,987
Pension assets	1,625
Total identifiable assets acquired	$277,344

Deferred tax liability - current	(11,958)
Deferred revenue	(551)
Other accrued liabilities	(41,417)
Other long-term liabilities	(2,449)
Total identifiable liabilities assumed	$(56,375)
Net identifiable assets acquired	$220,969
Goodwill	248,512
Net assets acquired	$469,481

The goodwill of $248.5 million arising from the Acquisition is attributable primarily to expected synergies and the product and customer base of Wolfson.  None of the goodwill is expected to be deductible for income tax purposes.  As of December 27, 2014, the changes in the recognized amounts of goodwill resulting from the Acquisition are as follows:

	September 27,	Fair Value	December 27,
	2014	Adjustments	2014
Inventory	$28,658	$1,872	$30,530
Other current assets	15,633	593	16,226
Property, plant and equipment	29,093	(1,459)	27,634
Deferred tax liability - current	(11,483)	(475)	(11,958)

Total Goodwill	$249,043	$(531)	$248,512

The components of the acquired intangible assets and related weighted average amortization periods are detailed below (in thousands):

Intangible assets	Amount	Weighted-average Amortization Period (years)
Developed technology	$74,247	6.2
Technology intellectual property	14,572	5.3
Trademark	1,437	1.3
In-process research & development	72,750	7.3
Customer relationships	12,981	10.0
Total	$175,987

The initial allocation of the purchase price is preliminary and subject to completion, including the areas of taxation, inventory, real property, intangible assets, other assets, deferred revenue, and other liabilities, where valuation assessments are in progress.  The adjustments arising from the completion of the outstanding matters may materially affect the preliminary purchase accounting and would be retroactively reflected in the financial statements as of December 27, 2014, and for the interim periods then ended.

The Company recognized a total of $18.1 million of acquisition related costs that were expensed in the second and third quarters of fiscal year 2015.  These costs are included in the consolidated condensed statements of income in the line item entitled “Acquisition related costs.”  Restructuring costs related to the Acquisition were $1.5 million for the nine months ended December 27, 2014, primarily related to severance payments and the consolidation of our sales functions.  These costs are included in the line item “Restructuring and other” on the consolidated condensed statements of income.  Prior year credits related to changes in estimates for the Tucson, Arizona design center facility, due to a new sublease on the vacated property in connection with the closing of this facility.

The Company’s consolidated condensed statements of income for the nine months ending December 27, 2014 included $43.8 million of revenue attributable to Wolfson, from the acquisition date to the end of the period.  Earnings disclosure related to Wolfson for the period ending December 27, 2014, is excluded as it would be impracticable, due to the integration of Wolfson’s operations with the Company’s operations,  primarily the allocation of  costs and services shared across both companies’ product lines.

Giving pro forma effect to the Acquisition as if it had occurred as of March 30, 2014, the beginning of the Company’s fiscal year, and after applying the Company’s accounting policies and adjusting the results to reflect these changes since March 30, 2014, $88.0 million of pro forma revenue would have been attributable to Wolfson for the nine months ended December 27, 2014.  Disclosure of pro forma earnings attributable to Wolfson is excluded as it would be impracticable, due to the integration of Wolfson’s operations with the Company’s operations, primarily the allocation of costs and services shared across both companies’ product lines.

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

A Commitment Fee accrues at a rate per annum ranging from 0.25% to 0.35% (based on the Leverage Ratio) on the average daily unused portion of the Commitment of the Lenders.    The Credit Agreement contains customary affirmative covenants, including, among others, covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations.  Further, the Credit Agreement contains customary negative covenants limiting the ability of Cirrus Logic or any Subsidiary to, among other things, incur debt, grant liens, make investments, effect certain fundamental changes, make certain asset dispositions, and make certain restricted payments.  The Credit Facility also contains certain financial covenants providing that (a) the ratio of consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters must not be greater than 2.00 to 1.00 (the “Leverage Ratio”) and (b) the sum of cash and Cash Equivalents of Cirrus Logic and its Subsidiaries on a consolidated basis must not be less than $100 million.  At December  27, 2014, the Company was in compliance with all covenants under the Credit Agreement.   As of December 27, 2014, the Company had $200.4 million of indebtedness outstanding under the Credit Facility, which is included in long-term liabilities on the consolidated condensed balance sheets.  The borrowings were primarily used for financing the Acquisition.

Cirrus Logic entered into a credit agreement (the “Interim Credit Agreement”) with Wells Fargo Bank, National Association as administrative agent and lender, on April 29, 2014, in connection with the Acquisition.  The Interim Credit Agreement provided for a $225 million senior secured revolving credit facility (the “Interim Facility”).  The Interim Facility was to be used for, among other things, payment of the offer consideration in connection with the Acquisition.  The Interim Facility would have matured on the earliest to occur of (a) January 23, 2015, (b) the date of termination of the Commitments as a result of a permanent reduction of all of the Commitments (as defined in the Interim Credit Agreement) by Cirrus Logic or (c) the date of termination of the Commitments as a result of an event of default.  The Interim Facility was replaced with the Credit Facility described above and matured under scenario (b) above with no outstanding borrowings or accrued interest on the maturity date.

10.   Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits. Our income tax expense is primarily a non-cash charge due to the utilization of U.S. net operating losses.

The following table presents the provision for income taxes and the effective tax rates (in thousands):

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2014	2013	2014	2013
Income before income taxes	$42,261	$52,963	$61,619	$135,437
Provision for income taxes	$19,532	$11,463	$27,790	$39,928
Effective tax rate	46.2%	21.6%	45.1%	29.5%

Our income tax expense for the third quarter and first nine months of fiscal year 2015 was above the federal statutory rate primarily due to the inclusion of foreign losses in the period from the close of the Acquisition to the end of the period at foreign statutory rates below the U.S. federal statutory rate.  The impact of these foreign losses was partially offset by the federal research development credit, which was extended through December 31, 2014 by the Tax Increase Prevention Act of 2014, which was enacted on December 19, 2014.  Our income tax expense for the third quarter and first nine months of fiscal year 2014 was below the federal statutory rate primarily due to the effect of a one-time tax benefit of $6.3 million related to export benefits provided by the Extraterritorial Income Exclusion Act, an elective provision of the Internal Revenue Code that was in effect for prior years.  Our income tax expense for the third quarter and first nine months of fiscal year 2014 was further reduced by the federal research development credit, which was extended through December 31, 2013 by the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013.

We had no unrecognized tax benefits as of December 27, 2014.

We accrue interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.  As of December 27, 2014, the balance of accrued interest and penalties was zero.  No interest or penalties were incurred during the first nine months of fiscal year 2015 or 2014.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions.  Fiscal years 2012 through 2014 remain open to examination by the major taxing jurisdictions to which we are subject.

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

The components of the Company’s net periodic pension expense (income) for the three and nine months ended December 27, 2014 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2014	2013	2014	2013
Interest cost	$-	$-	$254	$-
Expected return on plan assets	-	-	(370)	-
	-	-	(116)	-

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

The following table details the calculation of basic and diluted earnings per share for the three and nine months ended December 27, 2014 and December 28, 2013 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2014	2013	2014	2013
Numerator:
Net income	$22,729	$41,500	$33,829	$95,509
Denominator:
Weighted average shares outstanding	62,885	62,854	62,386	63,170
Effect of dilutive securities	2,329	2,514	2,638	2,724
Weighted average diluted shares	65,214	65,368	65,024	65,894
Basic earnings per share	$0.36	$0.66	$0.54	$1.51
Diluted earnings per share	$0.35	$0.63	$0.52	$1.45

The weighted outstanding shares excluded from our diluted calculation for the three and nine months ended December 27, 2014 were 911 thousand and 715 thousand, respectively, as the shares were anti-dilutive.  The weighted outstanding shares excluded from our diluted calculation for the three and nine months ended December 28, 2013 were approximately 1.2 million and 1.3 million, respectively.

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

14.   Stockholders’ Equity

Common Stock

The Company issued a net 0.7 million and 1.3 million shares of common stock during the three and nine month periods ending December 27, 2014, respectively, in connection with stock issuances pursuant to the Company’s 2006 Stock Incentive Plan.  The Company issued a net 0.8 million and 1.1 million shares of common stock during the three and nine month periods ending December 28, 2013, respectively, in connection with stock issuances pursuant to the Company’s 2006 Stock Incentive Plan.

Share Repurchase Program

Since inception, $148.3 million of the Company’s common stock has been repurchased under the Company’s share repurchase program, leaving $51.7 million available for repurchase under this plan as of December 27, 2014.  During the three and nine months ended December 27, 2014, the Company repurchased 0.6 million shares of its common stock for $10.5 million, at an average cost of $18.17.  All of these shares were repurchased in the open market and were funded from existing cash.  All shares of our common stock that were repurchased were retired as of December 27, 2014.

15.   Segment Information

We determine our operating segments in accordance with Financial Accounting Standards Board guidelines.  Our Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker under these guidelines.

The Company operates and tracks its results in one reportable segment, but reports revenue performance in two product lines.  Beginning in the second quarter of the current fiscal year, we adjusted how we present product line revenue to better reflect our business model.  We report revenue by Portable Audio Products, which includes devices selling into such end applications as tablets and smartphones.  The remainder of the revenue is defined as Non-Portable Audio and Other Products, which target high-end home entertainment, automotive, energy, industrial and various general markets.  Our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources, rather than detailed information at a product line level.  Additionally, our product lines have similar characteristics and customers.  They share operations support functions such as sales, public relations, supply chain management, various research and development and engineering support, in addition to the general and administrative functions of human resources, legal, finance and information technology.  Therefore, no complete, discrete financial information is maintained for these product lines.

Revenues from our product lines are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2014	2013	2014	2013
Portable Audio Products	$253,355	$181,749	$529,487	$449,305
Non-Portable Audio and Other Products	45,251	37,134	131,898	115,374
	$298,606	$218,883	$661,385	$564,679

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

Overview

Cirrus Logic, Inc. (“Cirrus Logic,” “We,” “Us,” “Our,” or the “Company”) develops high-precision, analog and mixed-signal integrated circuits (“ICs”) that primarily target the audio and voice market.   Cirrus Logic delivers highly optimized products for a variety of applications including smartphones, tablets, consumer and automotive entertainments systems, industrial and energy.

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

There were no material changes in the first nine months of fiscal year 2015 to the information provided under the heading “Critical Accounting Policies” included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2014, with the exception of the following as a result of the Acquisition.

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

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The amendments in this ASU  provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company is currently evaluating the impact of this ASU and expects no material modifications to its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606).  The purpose of this ASU is to converge revenue recognition requirements per GAAP and International Financial Reporting Standards (IFRS).  “The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.”  The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption not permitted by the FASB.  The Company is currently evaluating the impact of this ASU on its consolidated financial position, results of operations and cash flows.

Results of Operations

The following table summarizes the results of our operations for the three and nine months of  fiscal years 2015 and 2014 as a percentage of net sales.  All percentage amounts were calculated using the underlying data in thousands, unaudited:

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2014	2013	2014	2013
Net sales	100%	100%	100%	100%
Gross margin	44%	47%	46%	50%
Research and development	19%	15%	21%	16%
Selling, general and administrative	9%	8%	10%	10%
Acquisition related costs	1%	0%	3%	0%
Restructuring and other	0%	0%	0%	0%
Patent infringement settlements, net	0%	0%	0%	0%
Income from operations	15%	24%	12%	24%
Interest income	0%	0%	0%	0%
Interest expense	-1%	0%	-1%	0%
Other expense	0%	0%	-2%	0%
Income before income taxes	14%	24%	9%	24%
Provision for income taxes	6%	5%	4%	7%
Net income	8%	19%	5%	17%

Net Sales

Net sales for the third quarter of fiscal year 2015 increased $79.7 million, or 36 percent, to $298.6 million from $218.9 million in the third quarter of fiscal year 2014.  Revenue from the Wolfson acquisition contributed $30.8 million in the current quarter.  Net sales from our portable audio products increased $71.6 million, or 39 percent, primarily from additional volumes in certain portable products, coupled with the contribution of revenue from Wolfson.  Non-portable audio and other product sales increased $8.1 million, or 22 percent, during the third quarter of fiscal year 2015 versus the comparable quarter of the prior fiscal year, primarily due to the additional revenue contribution from Wolfson after the acquisition.

Net sales for the first nine months of fiscal year 2015 increased $96.7 million, or 17 percent to $661.4 million from $564.7 million for the first nine months of fiscal year 2014.  Net sales from our portable audio products increased $80.2 million for the first nine months of fiscal year 2015, or 18 percent, primarily due to additional revenue contribution from Wolfson after the Acquisition as well as increased volume of sales in certain portable products.  Non-portable audio and other products increased $16.5 million, or 14 percent, for the first nine months of fiscal year 2015 due to increased revenues resulting from the acquisitions of Wolfson and Acoustic Technologies.  With the addition of Acoustic Technologies, Inc. in the third quarter of fiscal year 2014, the Company acquired Soundclear ™ software, experiencing a full nine months of revenue from this product in the current fiscal year.  The Company also had growth from our DAC and computer products for the nine months ending December 27, 2014 compared to the prior period.

Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 96 percent and 95 percent of net sales during the third quarter of fiscal years 2015 and 2014, respectively and 95 percent of net sales for each of the first nine months of fiscal years 2015 and 2014. Our sales are denominated primarily in U.S. dollars.  We  do, however, enter into foreign currency hedging contracts from time to time.

Since the components we produce are largely proprietary and generally not available from second sources, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, from an external sales representative or distributor, or through a third party manufacturer contracted to produce their designs.  For the third quarter of fiscal years 2015 and 2014, our ten largest end customers represented approximately 88 percent and 90 percent of our net sales, respectively.  For the first nine months of fiscal years 2015 and 2014, our ten largest end customers represented approximately 87 percent and 89 percent of our net sales, respectively.

We had one end customer, Apple Inc. that purchased through multiple contract manufacturers and represented approximately 78 percent and 84 percent of the Company’s total net sales for the third quarter of fiscal years 2015 and 2014, respectively.  This same customer represented approximately 75 percent and 81 percent of the Company’s total sales for the first nine months of fiscal years 2015 and 2014, respectively.

For more information, please see Part II—Item 1A—“We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales or profitability.”

No other end customer or distributor represented more than 10 percent of net sales for the three or nine month periods ending December 27, 2014 and December  28, 2013.

Gross Margin

Gross margin was 43.8 percent in the third quarter of fiscal year 2015, down from 47.4 percent in the third quarter of fiscal year 2014, primarily due to the impact related to the sell-through of previously fair-valued inventory related to the Acquisition in the quarter, which negatively impacted gross margin by approximately 2.3%.  Further, gross margin decreased due to a change in product mix with a higher mix of custom portable products compared to prior fiscal year.

Gross margin was 46.4 percent for the first nine months of fiscal year 2015, down from 50.1 percent for the first nine months of fiscal year 2014.  During the nine months of fiscal year 2014, gross margin was positively impacted by a large sale of previously reserved inventory that did not reoccur during the current fiscal period.  During the current period, additional costs associated with the Acquisition, coupled with lower margin portable product introductions ramping in the latter half of fiscal year 2014, also contributed to this decline.

Research and Development Expense

Research and development expense for the third quarter of fiscal year 2015 was $55.5 million, an increase of $23.1 million, or 71 percent, from $32.4 million in the third quarter of fiscal year 2014.  The increase was primarily due to salary and employee-related expenses resulting from increased headcount, both at Cirrus and due to the Acquisition, increased amortization on acquisition-related intangibles, and increased product development expenses, including tape outs.

Research and development expense for the first nine months of fiscal year 2015 was $139.8 million, an increase of $49.1 million, or 54 percent, from $90.7 million for the first nine months of fiscal year 2014.  This increase was primarily due to the salary and employee-related expenses resulting from increased headcount, both at Cirrus and due to the Acquisition, increased amortization on acquisition-related intangibles, CAD software investment, and increased product development expenses, including tape outs.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense for the third quarter of fiscal year 2015 was $27.8 million, an increase of $9.2 million, or 49 percent, from $18.6 million in the third quarter of fiscal year 2014.  The increase was primarily attributable to the Acquisition, resulting in increased SG&A headcount and higher costs associated with outside professional services.

SG&A expense for the first nine months of fiscal year 2015 was $69.0 million, an increase of $12.0 million, or 21 percent, from $57.0 million for the first nine months of fiscal year 2014.  With the Company’s Acquisition, outside professional services and increased headcount contributed to the overall increase.

Acquisition related costs

The Company reported $3.2 million and $18.1 million in conjunction with the Acquisition for the three and nine months ended December 27, 2014, respectively.  The majority of the costs included in this amount were associated with bank and legal fees, as well as certain expenses for stock compensation related to the Acquisition.

Restructuring and other

Restructuring costs related to the Acquisition were $1.5 million for the nine months ended December 27, 2014, primarily made up of severance payments associated with the Acquisition in the current fiscal year and the consolidation of our sales functions.  The credits included in this line item for the prior fiscal year related to changes in estimates for the Tucson, Arizona design center facility, due to a new sublease on the vacated property in connection with the closing of this facility.

Patent Infringement Settlements, net

The Company reported a $0.7 million expense in the first quarter of fiscal year 2014 in connection with the settlement of the U.S. Ethernet Innovations, LLC case discussed in Note 13 – Legal Matters.  This item is presented as a separate line item within operating expenses in the consolidated condensed statements of income.

Interest expense

The Company reported interest expense of $1.1 million and $4.6 million for the three and nine months ended December 27, 2014, respectively, as a result of the new $250 million revolving credit facility described in Note 9.

Other expense

For the three and nine months ended December 27, 2014, the Company reported $1.1 million and $12.6 million, respectively, in other expense primarily related to recognized losses on expired contracts during the current quarter and the foreign currency exchange losses on hedges purchased in relation to the Acquisition during the second quarter of the current fiscal year.  The corresponding amounts in the prior fiscal year are immaterial.

Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.  Our income tax expense is primarily a non-cash charge due to the utilization of U.S. net operating losses.

The following table presents the provision for income taxes and the effective tax rates (in thousands):

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2014	2013	2014	2013
Income before income taxes	$42,261	$52,963	$61,619	$135,437
Provision for income taxes	$19,532	$11,463	$27,790	$39,928
Effective tax rate	46.2%	21.6%	45.1%	29.5%

Our income tax expense for the third quarter and first nine months of fiscal year 2015 was above the federal statutory rate primarily due to the inclusion of foreign losses from the close of the Acquisition to the end of the period at foreign statutory rates below the U.S. federal statutory rate.  The impact of these foreign losses was partially offset by the federal research development credit, which was extended through December 31, 2014 by the Tax Increase Prevention Act of 2014, which was enacted on December 19,

2014.  Our income tax expense for the third quarter and first nine months of fiscal year 2014 was below the federal statutory rate primarily due to the effect of a one-time tax benefit of $6.3 million related to export benefits provided by the Extraterritorial Income Exclusion Act, an elective provision of the Internal Revenue Code that was in effect for prior years.  Our income tax expense for the third quarter and first nine months of fiscal year 2014 was further reduced by the federal research development credit, which was extended through December 31, 2013 by the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013.

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

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain current assets and current liabilities.  Our operational cash flows are affected by the ability of our operations to generate cash, and our management of our assets and liabilities, including both working capital and long-term assets and liabilities.  Net cash provided by operating activities was $59.7 million for the first nine months of fiscal year 2015 as compared to $163.0 million for the corresponding period of fiscal year 2014.  The source of cash in operations during the current period of fiscal year 2015 was related to the cash components of our net income, offset by a $43.4 million decrease in working capital, primarily in accounts receivable.  The primary source of cash in operations during the corresponding period of fiscal year 2014 was primarily related to the cash components of our net income.

Net cash used in investing activities was $234.8 million during the first nine months of fiscal year 2015 as compared to $118.2 million during the first nine months of fiscal year 2014.  The increase is primarily related to movements that occurred in the first quarter of fiscal year 2015, toward more liquid investments in anticipation of financing the Wolfson acquisition, which was completed in the second quarter of fiscal year 2015.  See Note 8 – Acquisition and Note 9 – Revolving Credit Facilities for additional details.  Net proceeds from the sale of marketable securities of $243.3 million made up the majority of the movement toward more liquid assets for the period.  This inflow was primarily offset by the $444.1 million paid, net of cash obtained, in conjunction with the Acquisition discussed in Note 8, and purchases of property, equipment and software of $21.3 million.  For the corresponding period in fiscal year 2014, the Company had net purchases of marketable securities of $82.6 million and $12.8 million for the purchase of property, equipment and software.   Additionally, the Company acquired Acoustic Technologies, Inc. for $20.4 million, net of cash obtained, in the third quarter of the prior fiscal year.

Net cash provided by financing activities was $209.9 million during the first nine months of fiscal year 2015.  The cash provided during the current period of fiscal year 2015 was primarily associated with the $226.4 million obtained from the new long-term revolving credit facility in the second quarter, discussed in Note 9, excess tax benefit from employee stock option exercises of $24.5 million and $2.5 million for the issuance of common stock, net of shares withheld for taxes, partially offset by payments against the long-term revolver balance of $26.0 million in the current quarter, payments for debt issuance costs related to the Acquisition of $2.8 million and common stock repurchase activity of $14.7 million ($10.5 million from repurchased and retired common stock, $4.2 million from stock repurchases to satisfy employee tax withholdings). The cash used during the first nine months of fiscal year 2014 was due to a stock repurchase of $42.4 million, partially offset by excess tax benefit from employee stock option exercises of $5.1 million proceeds and  $0.8 million from the issuance of common stock, net of shares withheld for taxes.

The Company continued expansion of operations in fiscal year 2015 with continued work on additional facilities in Austin.  In fiscal year 2015, the Company spent approximately $13 million on facility expansions.  We anticipate future costs related to the current expansion efforts to be approximately $8 million over the next year.  We anticipate these cash uses to be funded from current cash sources.

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

Revolving Credit Facilities

On August 29, 2014, Cirrus Logic entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto.  The Credit Agreement provides for a $250 million senior secured revolving credit facility (the “Credit Facility”).  The Credit Facility replaced Cirrus Logic’s Interim Credit Facility, and may be used for general corporate purposes.  The Credit Facility matures on August 29, 2017.  The Credit Facility also contains certain financial covenants providing that (a) the ratio of consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters must not be greater than 2.00 to 1.00 (the “Leverage Ratio”) and (b) the sum of cash and Cash Equivalents of Cirrus Logic and its Subsidiaries on a consolidated basis must not be less than $100 million.    At December 27, 2014, the Company was in compliance with all covenants under the Credit Facility.  As of December 27, 2014, the Company owes  $200.4 million under this facility.  See Note 9 for additional details regarding this facility.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon the evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 27, 2014, at the reasonable assurance level.

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

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer,  or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business.  For the first nine months of fiscal years 2015 and 2014,  our ten largest end customers represented approximately 87 percent and 89 percent, respectively, of our net sales.  We had one end customer, Apple Inc. that purchased through multiple contract manufacturers and represented approximately 75 percent and 81 percent of the Company’s total net sales for the first nine months of fiscal years 2015 and 2014, respectively.

We had no distributors that represented more than 10 percent of our sales for the nine month periods ending December 27, 2014 or December 28, 2013.  No other end customer or distributor represented more than 10 percent of net sales for the nine month periods ending December 27, 2014 or December 28, 2013.

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

On August 29, 2014, we entered into a credit agreement (the “Credit Agreement”), which provides for a $250 million senior secured revolving credit facility.  As of December 27, 2014, the Company owed  $200.4 million under the facility.  Our ability to repay the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors.  Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations or to make necessary capital expenditures.  If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the indebtedness will depend on the capital markets and our financial condition at such time.  We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Credit Agreement.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended December 27, 2014 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 28, 2013 - October 25, 2014	-	$-	-	$-
October 26, 2014 - November 22, 2014	198	18.15	198	58,662
November 23, 2014 - December 27, 2014	382	18.19	382	51,719
Total	580	$18.17	580	$51,719

(1)

The Company currently has a $200 million share repurchase program.  The repurchases are to be funded from existing cash and intended to be effected from time to time in accordance with applicable securities laws through the open market or in privately negotiated transactions.  The timing of the repurchases and the actual amount purchased depend on a variety of factors including the market price of the Company’s shares, general market and economic conditions, and other corporate considerations.  The program does not have an expiration date, does not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company's discretion.  The Company repurchased 0.6 million shares of its common stock for $10.5 million during the third quarter of fiscal year 2015.  All of these shares were repurchased in the open market and were funded from existing cash.  All shares of our common stock that were repurchased were retired as of December 27, 2014.

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

CIRRUS LOGIC, INC.

Date:	January 28, 2015	By: /s/ Thurman K. Case
Thurman K. Case
Vice President, Chief Financial Officer and Principal Accounting Officer