Form 10-K
period 2015-03-28
CIRRUS LOGIC INC
filed 2015-05-27
CIK 772406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 28, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐        NO  ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $964,427,123 based upon the closing price reported on the NASDAQ Global Select Market as of September 26, 2014. Stock held by directors, officers and stockholders owning 5 percent or more of the outstanding common stock were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.

As of May 22, 2015, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 63,411,134.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s proxy statement for its annual meeting of stockholders to be held July 29, 2015 is incorporated by reference in Part II – Item 5. and Part III of this Annual Report on Form 10-K.

CIRRUS LOGIC, INC.

FORM 10-K

For The Fiscal Year Ended March 28, 2015

PART I

ITEM 1.  Business

Cirrus Logic, Inc. (“Cirrus Logic,” “We,” “Us,” “Our,” or the “Company”) develops high-precision, analog and mixed-signal integrated circuits (“ICs”) for a broad range of innovative customers. Building on our diverse analog and mixed-signal product portfolio, Cirrus Logic delivers highly optimized products for a variety of audio, industrial and energy-related applications.

We were incorporated in California in 1984, became a public company in 1989 and were reincorporated in the State of Delaware in February 1999. Our primary facility housing engineering, sales and marketing, and administrative functions is located in Austin, Texas. We also have offices in various other locations in the United States, United Kingdom, Australia, and Asia, including the People’s Republic of China, Hong Kong, South Korea, Japan, Singapore, and Taiwan. Our common stock, which has been publicly traded since 1989, is listed on the NASDAQ Global Select Market under the symbol CRUS.

We maintain a website with the address www.cirrus.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (the “SEC”). We also routinely post other important information on our website, including information specifically addressed to investors. We intend for the investor relations section of our website to be a recognized channel of distribution for disseminating information to the securities marketplace in general. To receive a free copy of this Annual Report on Form 10-K, please forward your written request to Cirrus Logic, Inc., Attn: Investor Relations, 800 W. 6th Street, Austin, Texas 78701, or via email at Investor.Relations@cirrus.com. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements filed electronically with the SEC by Cirrus Logic.

Segments

We determine our operating segments in accordance with Financial Accounting Standards Board (“FASB”) guidelines. Our Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker as defined by these guidelines.

The Company operates and tracks its results in one reportable segment, but reports revenue performance in two product lines: Portable Audio and Non-Portable Audio and Other. Our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources, rather than detailed information at a product line level. Additionally, our product lines have similar characteristics and customers. They share operations support functions such as sales, public relations, supply chain management, various research and development and engineering support, in addition to the general and administrative functions of human resources, legal, finance and information technology. Therefore, there is no discrete financial information maintained for these product lines. For fiscal years 2015, 2014, and 2013, Portable Audio product sales were $740.3 million, $562.7 million, and $652.0 million, respectively. For fiscal years 2015, 2014, and 2013, Non-Portable Audio and Other product sales were $176.3 million, $151.6 million, and $157.8 million, respectively.

See Note 18 - Segment Information, of the Notes to Consolidated Financial Statements contained in Item 8 for further details including sales and property, plant and equipment, net, by geographic locations.

Company Strategy

Cirrus Logic targets growing markets where we can leverage our expertise in analog and digital signal processing to solve complex problems. Our approach has been to develop custom and general market components that embody our latest innovations, which we use to engage key players in a particular market or application. We focus on building strong engineering relationships with the product teams at these customers and work to develop highly differentiated products that address their specific needs. Our products are comprised of our best-in-class hardware and a combination of our own intellectual property (“IP”), algorithms that have been ported to our platform by an ecosystem of third-party partners, and our customers’ IP. When we have been successful with this approach, one initial design win has often expanded into additional products. This strategy gives us the opportunity to increase our content with a customer over time through the incorporation of new features, the integration of other system components into our products and the addition of new components.

Markets and Products

The following provides a detailed discussion regarding our portable audio and non-portable audio and other product lines:

Portable Audio Products:  High-precision analog and mixed-signal components designed for mobile devices including smartphones, tablets, wearables, smart accessories and portable media players.

Non-Portable Audio and Other Products:  High-precision analog and mixed-signal components targeting the consumer, automotive, energy and industrial markets.

PORTABLE AUDIO PRODUCTS

We are a leading provider of analog and mixed-signal audio converter and digital signal processing products in many of today’s mobile applications. As the only IC supplier with the complete end-to-end solution from capture to playback, we have an extensive portfolio of “codecs” - chips that integrate analog-to-digital converters (“ADCs”) and digital-to-analog converters (“DACs”) into a single IC, “smart codecs” – codecs with digital signal processing integrated, active noise cancelling (“ANC”), amplifiers, micro-electromechanical systems (“MEMS”) microphones, as well as standalone digital signal processors (“DSPs”). Additionally, the Company’s SoundClear® technology consists of a broad portfolio of tools, software and algorithms that help to differentiate our customers’ products by improving the user experience with features such as enhanced voice quality, voice capture and audio playback. Our products are designed for use in a wide array of mobile applications, including smartphones, tablets, portable media players, wearables and smart accessories such as headsets and headphones.

NON-PORTABLE AUDIO AND OTHER PRODUCTS

We provide high-precision analog and mixed-signal ICs for a variety of products in the consumer, automotive, industrial and energy applications. The Company supplies a wide range of products including ICs, codecs, ADCs, DACs, digital interface and amplifiers. Within the consumer market our products are utilized in laptops, audio/video receivers (AVRs”), home theater systems, set-up boxes, portable speakers, digital camcorders, musical instruments and professional audio products. Applications for products in the automotive market include satellite radio systems, telematics and multi-speaker car-audio systems. Our products are also used in a wide array of high-precision industrial and energy-related applications including digital utility meters, power supplies, energy control, energy measurement, and energy exploration applications.

Customers, Marketing, and Sales

We offer products worldwide through both direct and indirect sales channels. Our major customers are among the world’s leading electronics manufacturers. We target both large existing and emerging customers that derive value from our expertise in advanced analog and mixed-signal design processing, systems-level integrated circuit engineering and embedded software development. We derive our revenues from both domestic and international sales, including sales in the People’s Republic of China, the European Union, Hong Kong, Japan, South Korea, Taiwan, Australia, and the United Kingdom. Our domestic sales force includes a network of direct sales offices located in California and Texas. International sales offices and staff are located in Hong Kong, Japan, Shanghai and Shenzhen in the People’s Republic of China, Singapore, South Korea, Taiwan, and the United Kingdom. We also have sales staff located in Germany. We supplement our direct sales force with external sales representatives and distributors. We have technical support centers in China, South Korea, Taiwan and the United States. Our worldwide sales force provides geographically specific support to our customers and specialized selling of product lines with unique customer bases. See Note 18 - Segment Information, of the Notes to Consolidated Financial Statements contained in Item 8 for further detail and for additional disclosure regarding sales and property, plant and equipment, net, by geographic locations.

Since the components we produce are largely proprietary and generally not available from second sources, we generally consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, through distributors or third party manufacturers contracted to produce their designs. For fiscal years 2015, 2014, and 2013, our ten largest end customers, represented approximately 87 percent, 88 percent, and 89 percent, of our sales, respectively. For fiscal years 2015, 2014, and 2013, we had one end customer, Apple Inc., who purchased through multiple contract manufacturers and represented approximately 72 percent, 80 percent, and 82 percent, of the Company’s total sales, respectively. No other customer or distributor represented more than 10 percent of net sales in fiscal years 2015, 2014, or 2013.

Manufacturing

As a fabless semiconductor company, we contract with third parties for wafer fabrication and product assembly and test. We use a variety of foundries in the production of wafers including Taiwan Semiconductor Manufacturing Company, Limited, MagnaChip Semiconductor Corporation and GLOBALFOUNDRIES. The Company’s primary assembly and test houses include Advanced Semiconductor Engineering, Inc., Amkor Technology Inc., Nepes Corporation, Siliconware Precision Industries Co., Ltd. and STATS ChipPAC Ltd. Our outsourced manufacturing strategy allows us to concentrate on our design strengths, and minimize fixed costs and capital expenditures while giving us access to advanced manufacturing facilities. It also provides the flexibility to source multiple leading-edge technologies through strategic relationships. After wafer fabrication by the foundry, third-party assembly vendors package the wafer die. The finished products are then tested before shipment to our customers. While we do have some redundancy of fabrication processes by using multiple outside foundries, any interruption of supply by one or more of these foundries could materially impact the Company. As a result, we maintain some amount of business interruption insurance to help reduce the risk of wafer supply interruption, but we are not fully insured against such risk. Our supply chain management organization is responsible for the management of all aspects of the manufacturing, assembly, and testing of our products, including process and package development, test program development, and production testing of products in accordance with our ISO-certified quality management system.

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

Patents, Licenses and Trademarks

We rely on patent, copyright, trademark, and trade secret laws to protect our intellectual property, products, and technology. As of March 28, 2015, we held approximately 2,200 pending and issued patents worldwide, which include approximately 1,100 granted U.S. patents, 274 U.S. pending patent applications and various international patents and applications. Our U.S. patents expire in calendar years 2015 through 2033. While our patents are an important element of our success, our business as a whole is not dependent on any one patent or group of patents. We do not anticipate any material effect on our business due to any patents expiring in 2015, and we continue to obtain new patents through our ongoing research and development.

We have maintained U.S. federal trademark registrations for CIRRUS LOGIC, CIRRUS, Cirrus Logic logo designs, WOLFSON, CRYSTAL, and SoundClear, among others. These U.S. registrations may be renewed as long as the marks continue to be used in interstate commerce. We have also filed or obtained foreign registration for these marks in other countries or jurisdictions where we conduct, or anticipate conducting, international business. To complement our own research and development efforts, we have also licensed and expect to continue to license, a variety of intellectual property and technologies important to our business from third parties.

Research and Development

We concentrate our research and development efforts on the design and development of new products for each of our principal markets. We also fund certain advanced-process technology development, as well as other emerging product opportunities. Expenditures for research and development in fiscal years 2015, 2014, and 2013 were $197.9 million, $126.2 million, and $114.1 million, respectively. Our future success is highly dependent upon our ability to develop complex new products, transfer new products to volume production, introduce them into the marketplace in a timely fashion, and have them selected for design into products of systems manufacturers. Our future success may also depend on assisting our customers with integration of our components into their new products, including providing support from the concept stage through design, launch and production ramp.

Competition

Markets for our products are highly competitive and we expect that competition will continue to increase. Our ability to compete effectively and to expand our business will depend on our ability to continue to recruit key engineering talent, execute on new product developments, partner with customers to include these new products into their applications, and provide cost efficient versions of existing products. We compete with other semiconductor suppliers that offer standard semiconductors, application-specific standard products and fully customized ICs, including embedded software, chip and board-level products.

While no single company competes with us in all of our product lines, we face significant competition in all markets where our products are available. Within Portable Audio, Cirrus Logic is the only IC supplier with the complete end-to-end solution from capture to playback including amplifiers, codecs, DSP and MEMS microphones. We expect to face additional competition from new entrants in our markets, which may include both large domestic and international IC manufacturers and smaller, emerging companies. Our primary competitors include, but are not limited to AAC Technologies, AKM Semiconductor Inc., Analog Devices Inc., Audience, Inc., Austriamicrosystems AG, DSP Group, ESS Technology, Inc., GoerTek Inc., InvenSense, Inc., Knowles Corporation, Maxim Integrated Products Inc., NXP Semiconductors N.V., Qualcomm Incorporated, Realtek Semiconductor Corporation, ST Microelectronics N.V., and Texas Instruments, Inc.

The principal competitive factors in our markets include: time to market; quality of hardware/software design and end-market systems expertise; price; product performance, features, quality and compatibility with standards; access to advanced process and packaging technologies at competitive prices; and sales and technical support, which includes assisting our customers with integration of our components into their new products and providing support from the concept stage through design, launch and production ramp.

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

Backlog

Sales are made primarily pursuant to short-term purchase orders for delivery of products. The quantity actually ordered by the customer, as well as the shipment schedules, are frequently revised, without significant penalty, to reflect changes in the customer’s needs. The majority of our backlog is typically requested for delivery within six months. In markets where the end system life cycles are relatively short, customers typically request delivery in six to twelve weeks. We believe a backlog analysis at any given time gives little indication of our future business except on a short-term basis, principally within the next 60 days.

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

Employees

As of March 28, 2015, we had 1,104 full-time employees, an increase of 353 employees, or 47 percent, from the end of fiscal year 2014. The increase was primarily due to headcount increases as a result of the Wolfson Microelectronics plc. (“Wolfson”) acquisition (the “Acquisition”) in August 2014. Of our full-time employees,

66 percent were engaged in research and product development activities, 26 percent in sales, marketing, general and administrative activities, and 8 percent in manufacturing-related activities. Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering, and administrative personnel.

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

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer, or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business. For the twelve-month periods ending March 28, 2015 and March 29, 2014, our ten largest end customers represented approximately 87 percent and 88 percent of our sales, respectively. For the twelve-month periods ending March 28, 2015 and March 29, 2014, we had one end customer, Apple Inc., who purchased through multiple contract manufacturers and represented approximately 72 percent and 80 percent of the Company’s total sales, respectively.

We may not be able to maintain or increase sales to certain of our key customers for a variety of reasons, including the following:

¡	most of our customers can stop incorporating our products into their own products with limited notice to us and suffer little or no penalty;

¡	our agreements with our customers typically do not require them to purchase a minimum quantity of our products;

¡	many of our customers have pre-existing or concurrent relationships with our current or potential competitors that may affect the customers’ decisions to purchase our products;

¡	many of our customers have sufficient resources to internally develop semiconductor components that could replace the products that we currently supply in our customers’ end products;

¡	our customers face intense competition from other manufacturers that do not use our products; and

¡

our customers regularly evaluate alternative sources of supply in order to diversify their supplier base, which increases their negotiating leverage with us and their ability to either obtain or dual source components from other suppliers.

In addition, our dependence on a limited number of key customers may make it easier for them to pressure us on price reductions. We have experienced pricing pressure from certain key customers and we expect that the average selling prices for certain of our products will decline from time to time, potentially reducing our revenue, our margins and our earnings.

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

The Wolfson acquisition may not generate the results expected and could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results.

In August 2014, we concluded the acquisition of Wolfson. There can be no assurance that the Wolfson acquisition will generate the expected returns and other projected results we anticipate. For example, we may not be able to achieve the anticipated synergies of the Acquisition, including expected increases in revenue and cost savings. Wolfson’s product lines may have lower margins than our existing business. As a result of these and other risks, if we fail to manage the integration of Wolfson effectively, the business and financial results of Cirrus Logic, Wolfson and the combined company could be adversely affected.

Specifically, the Wolfson acquisition may involve numerous risks, any of which could harm our business, including:

¡

difficulties in integrating the manufacturing, operations, technologies, products, offices, systems, existing contracts, accounting, personnel and culture and realizing the anticipated synergies of the combined businesses;

¡	difficulties in supporting and transitioning existing customers;

¡	diversion of financial and management resources from our existing operations;

¡

risks associated with entering new markets in which we have limited or no experience, including risks related to technology, customers, competitors, product cycles, customer demand, terms and conditions and other industry specific issues;

¡	potential loss of key employees; and

¡

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

On August 29, 2014, we entered into a credit agreement (the “Credit Agreement”), which provides for a $250 million senior secured revolving credit facility. As of March 28, 2015, the Company had an outstanding balance of $180.4 million under the facility. The credit facility matures on August 29, 2017. Our ability to repay the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive, regulatory and other factors, some of which are beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations or to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Credit Agreement.

Our Credit Agreement contains restrictions that limit our flexibility in operating our business.

Our Credit Agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

¡	pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

¡	incur additional indebtedness or issue certain preferred shares;

¡	make certain investments;

¡	sell certain assets;

¡	create liens;

¡	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

¡	enter into certain transactions with our affiliates.

A breach of any of these covenants could result in a default under Credit Agreement. In the event of a default under the Credit Agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable. If our lenders accelerate the repayment of borrowings, we may not have sufficient assets to repay our debt obligations. If we were unable to repay amounts due to the lenders under our credit facility, those lenders could proceed against the collateral granted to them to secure that indebtedness.

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

We compete in a number of markets. Our principal competitors in these markets include AAC Technologies, AKM Semiconductor Inc., Analog Devices Inc., Audience, Inc., Austriamicrosystems AG, DSP Group, ESS Technology, Inc., GoerTek Inc., InvenSense, Inc., Knowles Corporation, Maxim Integrated Products Inc., NXP Semiconductors N.V., Qualcomm Incorporated, Realtek Semiconductor Corporation, ST Microelectronics N.V., and Texas Instruments, Inc. Many of these competitors have greater financial, engineering, manufacturing, marketing, technical, distribution, and other resources; broader product lines; broader intellectual property portfolios; and longer relationships with customers. We also expect intensified competition from emerging companies and from customers who develop their own IC products. In addition, some of our current and future competitors maintain their own fabrication facilities, which could benefit them in connection with cost, capacity, and technical issues.

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

We frequently develop our products for the specific system architecture of our customers’ end products. If our customers were to change system architectures or incorporate some of the features of our products into other parts of the system, we risk the potential loss of revenue and reduced average selling prices.

Our customers, particularly in the portable audio market, could potentially transition to different audio architectures, develop their own competing technologies and integrated circuits, or integrate the functionality that our integrated circuits and software have historically provided into other components in their audio systems. If our customers were to transition to these different system architectures, our results could be adversely affected by the elimination of the need for our current technology and products, resulting in reduced average selling prices for our components and loss of revenue.

We have recently increased our investment in our MEMS microphone business. We have limited experience in this market, which leads to a number of risks, including risks related to technology, customers, competition, and other industry specific issues. We may not be successful in this market, which could result in reduced overall operating margins.

We are currently increasing our investment in our recently acquired MEMS microphone business. This is a competitive market with historically lower gross margins than our existing businesses. Our investment in new markets in which we have limited or no experience increases risks related to technology, customers, competitors, and other industry specific issues. Further, there can be no assurance that we will generate the expected returns and other projected results we anticipate. For example, we may incur costs in excess of what we anticipate and the product line may generate lower gross margins than our existing businesses, which may reduce our overall operating margins.

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

We do not own or operate a semiconductor fabrication facility and do not have the resources to manufacture the majority of our products internally. We use third parties to manufacture, assemble, package and test the vast majority of our products. As a result, we are subject to risks associated with these third parties, including:

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

Product development in the markets we serve is becoming more focused on the integration of multiple functions on individual devices. There is a general trend towards increasingly complex products. The greater integration of functions and complexity of operations of our products increases the risk that we or our customers or end users could discover latent defects or subtle faults after volumes of product have been shipped. This could result in material costs and other adverse consequences to us, including, but not limited to:

¡	reduced margins;

¡	damage to our reputation;

¡	a material recall and replacement costs for product warranty and support;

¡	payments to our customers related to recall claims as a result of various industry or business practices, contractual requirements, or in order to maintain good customer relationships;

¡	an adverse impact to our customer relationships by the occurrence of significant defects;

¡	a delay in recognition or loss of revenues, loss of market share, or failure to achieve market acceptance; and

¡	a diversion of the attention of our engineering personnel from our product development efforts.

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

Factors that could cause fluctuations and materially and adversely affect our net sales, gross margin and/or operating results include, but are not limited to:

¡	the volume and timing of orders received;

¡	changes in the mix of our products sold;

¡	market acceptance of our products and the products of our customers;

¡	excess or obsolete inventory;

¡	pricing pressures from competitors and key customers;

¡	our ability to introduce new products on a timely basis;

¡	the timing and extent of our research and development expenses;

¡	the failure to anticipate changing customer product requirements;

¡	disruption in the supply of wafers, assembly, or test services;

¡	reduction of manufacturing yields;

¡	certain production and other risks associated with using independent manufacturers, assembly houses, and testers;

¡	increases in our effective tax rate; and

¡	product obsolescence, price erosion, competitive developments, and other competitive factors.

We have significant international sales, and risks associated with these sales could harm our operating results.

International sales represented 95 percent of our net sales in fiscal year 2015, and 94 percent of our net sales in each of fiscal years 2014 and 2013. We expect international sales to continue to represent a significant portion of product sales. This reliance on international sales subjects us to the risks of conducting business internationally, including risks associated with political and economic instability, global health conditions, currency controls, exchange rate fluctuations and changes in import/export regulations, tariff and freight rates, as well as the risks of natural disaster, especially in Asia. For example, the political or economic instability in a given region may have an adverse impact on the financial position of end users in the region, which could affect future orders and harm our results of operations. Our international sales operations involve a number of other risks including, but not limited to:

¡	unexpected changes in government regulatory requirements;

¡	tax regulations and treaties and potential changes in regulations and treaties in the United States and in and between countries in which we manufacture or sell our products;

¡	fluctuations in tax expense and net income due to differing statutory tax rates in various domestic and international jurisdictions;

¡	changes to countries’ banking and credit requirements;

¡	changes in diplomatic and trade relationships;

¡	delays resulting from difficulty in obtaining export licenses for technology;

¡	tariffs and other barriers and restrictions;

¡	competition with non-U.S. companies or other domestic companies entering the non-U.S. markets in which we operate;

¡	longer sales and payment cycles;

¡	problems in collecting accounts receivable; and

¡	the burdens of complying with a variety of non-U.S. laws.

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

Our foreign currency exposures may change over time as the level of activity in foreign markets grows and could have an adverse impact upon financial results.

As a global enterprise, we face exposure to adverse movements in foreign currency exchange rates. Certain of our assets, including certain bank accounts, exist in non-U.S. dollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The non-U.S. dollar-denominated currencies are principally in British Pound Sterling. We also have a significant number of employees that are paid in foreign currency, the largest group being United Kingdom-based employees who are paid in British Pound Sterling.

If the value of the U.S. dollar weakens relative to these specific currencies, the cost of doing business in terms of U.S. dollars rises. With the growth of our international business, our foreign currency exposures may grow and under certain circumstances, could harm our business.

We do not currently hedge currency exposures relating to operating expenses incurred outside of the United States, but we may do so in the future. If we do not hedge against these risks, or our attempts to hedge against these risks are not successful, our financial condition and results of operations could be adversely affected.

After the acquisition of Wolfson, we began restructuring our corporate organization to more closely align with the international nature of our business activities. In addition to the primary operational benefits, we expect to achieve certain ancillary tax benefits as a result of our corporate restructuring. However, if we do not achieve those benefits, our financial condition and operating results could be adversely affected.

After the acquisition and subsequent integration of Wolfson, we began restructuring our corporate organization to more closely align our corporate structure with the international nature of our business activities. We expect this corporate restructuring activity to provide certain operational benefits and to also reduce our overall effective tax rate through changes in how we develop and use our intellectual property and changes in the structure of our international procurement and sales operations. There can be no assurance that the taxing authorities of the jurisdictions in which we operate or to which we are otherwise deemed to have sufficient tax nexus will not challenge the tax benefits that we expect to realize as a result of the restructuring. In addition, future changes to U.S. or non-U.S. tax laws could negatively impact the anticipated tax benefits of the proposed restructuring. Any benefits to our tax rate will also depend on our ability to operate our business in a manner consistent with the restructuring of our corporate organization and applicable taxing provisions. If the intended tax treatment is not accepted by the applicable taxing authorities, changes in tax law negatively impact the proposed structure or we do not operate our business consistent with the restructuring and applicable tax provisions, we may fail to achieve the financial efficiencies that we anticipate as a result of the restructuring and our future operating results and financial condition may be negatively impacted.

We could be subject to changes in tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities.

We are subject to taxes in the U.S. and numerous foreign jurisdictions, including the United Kingdom, where a number of our subsidiaries are organized. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation, including in the U.S. and the United Kingdom. We are also subject to the examination of our tax returns and other tax matters by the Internal Revenue Service of the United States (IRS) and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these examinations. If our effective tax rates were to increase, particularly in the U.S. or the United Kingdom, or if the ultimate determination of taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows, and financial condition could be adversely affected.

Significant judgment is required in the calculation of our tax provision and the resulting tax liabilities. Our estimates of future taxable income and the regional mix of this income can change as new information becomes available. Any such changes in our estimates or assumptions can significantly impact our tax provision in a given period. In addition, failure to comply with complex tax accounting regulations could result in a restatement our financial statements. Restatements are generally costly and could adversely impact our results of operations or have a negative impact on the trading price of our common stock.

We hold cash and cash equivalents at various foreign subsidiaries that may not be readily available to meet domestic cash requirements.

Although we currently hold the substantial majority of our cash and cash equivalents in the United States, we expect our various foreign subsidiaries, in particular subsidiaries in the United Kingdom, to increase holdings in cash and cash equivalents over time. Any cash balances held outside the United States may not be readily available, or may not be available without an additional tax burden, to meet our domestic cash requirements. We require a substantial amount of cash in the United States for operating requirements, purchases of property and equipment, debt service, and potentially for future acquisitions. If we are unable to meet our domestic cash requirements using domestic cash flows from operations, domestic cash and cash equivalents, by settling loans receivable with our foreign subsidiaries, or by domestic borrowing, it may be necessary for us to consider repatriation of earnings that we have designated as permanently reinvested. This may require us to record additional income tax expense and remit additional taxes, which could have a material effect on our results of operations, cash flows and financial condition.

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

As is typical in the IC industry, our customers and we have, from time to time, received and may in the future receive, communications from third parties asserting patents, mask work rights, or copyrights. In the event third parties were to make a valid intellectual property claim and a license was not available on commercially reasonable terms, our operating results could be harmed. Litigation, which could result in substantial cost to us and diversion of our management, technical and financial resources, may also be necessary to defend us against claimed infringement of the rights of others. An unfavorable outcome in any such suit could have an adverse effect on our future operations and/or liquidity.

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

We currently own our U.S. headquarters in Austin, Texas as well as Wolfson’s former corporate headquarters in Edinburgh, Scotland, United Kingdom. The ownership of our U.S. and United Kingdom properties subjects us to the risks of owning real property, which may include:

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

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.  Properties

As of May 1, 2015, our principal facilities are located in Austin, Texas and Edinburgh, Scotland, United Kingdom. The Company’s corporate headquarters, which we own, consists of approximately 155,000 square feet of office space and is primarily occupied by research and development personnel and testing equipment. The Company has purchased surrounding properties that consist of approximately 25,000 square feet of space. In addition, our failure analysis and reliability facility occupies approximately 27,000 square feet. We expect to staff these facilities with a mixture of administrative and research and development personnel, and house testing equipment as needed, in these facilities.

Additionally, we have various leased facilities in Austin, Texas, consisting of approximately 88,000 square feet. This includes approximately 59,000 square feet of leased space that houses a mixture of administrative personnel as well as research and development personnel.

Pursuant to the acquisition of Wolfson on August 21, 2014, the former corporate headquarters located in Edinburgh, Scotland, United Kingdom transferred to the Company. This building, which we now own, consists of approximately 50,000 square feet of office space and is primarily occupied by research and development personnel and testing equipment. Additionally as part of the acquisition, the Company acquired leased facilities in Newbury, England, United Kingdom, consisting of approximately 16,000 square feet that houses primarily research and development personnel.

The Company closed operations in Tucson, Arizona during fiscal year 2013, which included 28,000 square feet of leased office space that was primarily occupied by engineering personnel. A portion of this leased facility has been subleased through the term of the existing lease, which extends through May 2015.

Below is a detailed schedule that identifies our principal locations of occupied leased and owned property as of May 1, 2015, with various lease terms through calendar year 2019:

Design Centers	Sales Support Offices – International
Austin, Texas	Hong Kong, China
Mesa, Arizona	Shanghai, China
Edinburgh, Scotland, United Kingdom	Shenzhen, China
Newbury, England, United Kingdom	Tokyo, Japan
Melbourne, Australia	Singapore
Seoul, South Korea
Taipei, Taiwan

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

On June 4, 2012, U.S. Ethernet Innovations, LLC (the “Plaintiff”) filed suit against Cirrus Logic and two other defendants in the U.S. District Court, Eastern District of Texas. The Plaintiff alleges that Cirrus Logic infringed four U.S. patents relating to Ethernet technology. In its complaint, the Plaintiff indicated that it is seeking unspecified monetary damages, including up to treble damages for willful infringement. We answered the complaint on June 29, 2012, denying the allegations of infringement and seeking a declaratory judgment that the patents in suit were invalid and not infringed. The parties entered into a settlement agreement on May 30, 2013. In exchange for a full release of claims as it relates to the asserted patent, we paid the Plaintiff $0.7 million. This amount is recorded as a separate line item on the Consolidated Statements of Income under the caption “Patent infringement settlements, net.”

On June 17, 2014, Enterprise Systems Technologies S.a.r.l. (the “Plaintiff”) filed suit against Cirrus Logic, Inc. in the U.S. District Court, District of Delaware. The Plaintiff alleged that Cirrus Logic indirectly infringed two U.S. patents through the manufacture and sale of digital signal processors, audio codecs, audio processors, and other components included in communications and consumer electronic devices such as smartphones and computers. The Plaintiff sought unspecified monetary damages. On July 23, 2014, the Plaintiff filed an amended complaint removing allegations associated with one of the two patents. On August 25, 2014, the lawsuit was stayed pending resolution of the proceedings in the International Trade Commission (“ITC”) described below. The suit was concluded on March 6, 2015, when the Plaintiff dismissed with prejudice any claims against Cirrus Logic.

On July 16, 2014, the Plaintiff requested the ITC to investigate the impact of certain products that allegedly infringe the same patent asserted in the District Court of Delaware. The Plaintiff was seeking a limited exclusion order against certain Apple, Inc. products that incorporate the Company’s components. The matter was concluded when the ITC terminated its investigation as it related to Cirrus Logic on March 9, 2015, and on March 30, 2015, the ITC made such termination decision final.

ITEM 4.  Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol CRUS.

As of May 22, 2015, there were approximately 567 holders of record of our common stock.

We have not paid cash dividends on our common stock and currently intend to continue a policy of retaining any earnings for reinvestment in our business.

The information under the caption “Equity Compensation Plan Information” in the proxy statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on July 29, 2015 (the “Proxy Statement”) is incorporated herein by reference.

The following table shows, for the periods indicated, the high and low intra-day sales prices for our common stock.

	High	Low
Fiscal year ended March 28, 2015
First quarter	$24.06	$18.42
Second quarter	25.00	21.17
Third quarter	23.94	16.80
Fourth quarter	34.46	22.63
Fiscal year ended March 29, 2014
First quarter	$23.48	$16.46
Second quarter	25.27	17.36
Third quarter	25.91	18.55
Fourth quarter	20.87	16.81

Stock Price Performance Graph

The following graph and table show a comparison of the five-year cumulative total stockholder return, calculated on a dividend reinvestment basis, for Cirrus Logic, the Standard & Poor’s 500 Composite Index (the “S&P 500 Index”), and the Semiconductor Subgroup of the Standard & Poor’s Electronics Index (the “S&P 500 Semiconductors Index”).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Assumes Initial Investment of $100

March 2015

	3/27/2010	3/26/2011	3/31/2012	3/30/2013	3/29/2014	3/28/2015
Cirrus Logic, Inc.	100.00	268.19	301.65	288.34	247.40	421.93
S&P 500 Index	100.00	114.87	125.86	143.44	173.41	196.35
S&P 500 Semiconductors Index	100.00	111.54	128.31	115.99	149.26	188.92

(1)	The graph assumes that $100 was invested in our common stock and in each index at the market close on March 27, 2010, and that all dividends were reinvested. No cash dividends were declared on our common stock during the periods presented.

(2)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

	Fiscal Years
	2015	2014	2013	2012	2011
	(1)	(1)	(1)
Net sales	$916,568	$714,338	$809,786	$426,843	$369,571
Net income	55,178	108,111	136,598	87,983	203,503
Basic earnings per share	$0.88	$1.72	$2.12	$1.35	$3.00
Diluted earnings per share	$0.85	$1.65	$2.00	$1.29	$2.82
Financial position at year end:
Cash, cash equivalents, restricted investments and marketable securities	260,719	384,510	236,547	184,788	215,055
Total assets	$1,148,778	$724,744	$651,347	$544,462	$496,621
Working capital	275,335	392,810	351,455	278,602	267,416
Long-term liabilities	215,429	4,863	10,094	5,620	6,188
Total stockholders’ equity	$756,771	$637,358	$548,174	$465,857	$438,379

1)	Refer to the consolidated financial statements and the Notes thereto contained in Item 8 of this Form 10-K for fiscal years 2015, 2014, and 2013, for an expanded discussion of factors that materially affect the comparability of the information reflected in the selected consolidated financial data presented above.

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

¡

The Company evaluates goodwill and other intangible assets. Goodwill is recorded at the time of an acquisition and is calculated as the difference between the total consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The Company tests goodwill and other intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management’s assessment of qualitative factors to determine whether it is more likely than not that goodwill and other intangible assets are impaired. If management concludes from its assessment of qualitative factors that it is more likely than not that impairment exists, then a quantitative impairment test will be performed involving management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in these evaluations. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. The Company has recorded no goodwill impairments in fiscal years 2015, 2014 and 2013. There were no material intangible asset impairments in fiscal years 2015, 2014 and 2013.

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

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this ASU provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact of this ASU and expects no material modifications to its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606). The purpose of this ASU is to converge revenue recognition requirements per GAAP and International Financial Reporting Standards (IFRS). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption not permitted by the FASB; however, in April 2015 the FASB issued for public comment a proposal to delay the effective date of this ASU to annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of this ASU on its consolidated financial position, results of operations and cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is to be applied retrospectively and represents a change in accounting principle. This ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Earlier adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

Overview

Cirrus Logic develops high-precision analog and mixed-signal ICs for a broad range of innovative customers. We track operating results in one reportable segment, but report revenue performance by product line, currently portable audio and non-portable audio and other products. In fiscal year 2015, the Company grew its diverse analog and mixed-signal product portfolio, delivering optimized products for a variety of audio, industrial and energy-related applications. The Company continued to target fast-growing markets and develop innovative products. We acquired Wolfson in the current year, and with it, the Company reported a revenue increase of 28 percent from the prior fiscal year, including a contribution from Wolfson of approximately $98.3 million and an increase in the investment in research and development of $71.7 million, discussed below.

Fiscal Year 2015

Fiscal year 2015 net sales of $ 916.6 million represented a 28 percent increase over fiscal year 2014 net sales of $714.3 million. Portable audio product line sales of $740.3 million in fiscal year 2015 represented a 32 percent increase over fiscal year 2014 sales of $562.7 million, attributable primarily to Wolfson contributions and significant increases in the sales of certain portable audio products for the period. Non-portable audio and other product line sales of $176.3 million represented a 16 percent increase from fiscal year 2014 sales of $151.6 million, which was primarily attributable to Wolfson contributions for the current fiscal year, as well as increases in certain computer and DAC products.

Overall, gross margin for fiscal year 2015 was 46 percent. The decrease in gross margin for fiscal year 2015 was primarily due to the increase in inventory write-downs compared to fiscal year 2014, which had a 1.5% negative impact on fiscal year 2015 margin. Additionally, gross margin was negatively affected by approximately 1% due to the fair value adjustments made to inventory in the current year as a result of the Acquisition. The Company’s number of employees increased to 1,104 as of March 28, 2015. The Company achieved net income of $55.2 million in fiscal year 2015, which included an income tax provision in the amount of $36.4 million.

Fiscal Year 2014

Fiscal year 2014 was a year focused on developing innovative new products, strengthening existing customer relationships and establishing new relationships with key players in the markets we serve. With the addition of the embedded SoundClear® technology and existing hardware, the Company leveraged its engineering expertise to develop custom and general market audio subsystems that intelligently solve system design issues. Also in fiscal year 2014, we expanded our footprint in portable audio with the addition of several new top tier smartphone customers, while reducing investment in LED lighting.

Fiscal year 2014 net sales of $714.3 million represented a 12 percent decrease over fiscal year 2013 net sales of $809.8 million. Portable audio product line sales of $562.7 million in fiscal year 2014 represented a 14 percent decrease over fiscal year 2013 sales of $652.0 million, attributable to lower sales of portable audio products due to reduced average selling prices (“ASPs”) to certain customers. Non-portable audio and other product line sales of $151.6 million in fiscal year 2014 represented a 4 percent decrease from fiscal year 2013 sales of $157.8 million, which was attributable, primarily to the absence of revenue related to the products associated with our Tucson office asset sale.

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

Fiscal Year 2013

Fiscal year 2013 was a year focused on ramping new custom products and introducing general market portable audio and non-portable audio and other products that we expected to drive revenue growth and customer diversification longer-term. The Company targeted tier-one customers in growing markets who were able to differentiate their products with our innovative technology, highlighted by the fact that our top ten end customer concentration had increased to 89 percent of sales in fiscal year 2013, from 74 percent in fiscal year 2012.

Fiscal year 2013 net sales of $809.8 million represented a 90 percent increase over fiscal year 2012 net sales of $426.8 million. Portable audio product line sales of $652.0 million in fiscal year 2013 represented a 161 percent increase over fiscal year 2012 sales of $249.7 million, attributable primarily to higher sales of custom portable audio products. Non-portable audio and other product line sales of $157.8 million in fiscal year 2013 represented an 11 percent decrease from fiscal year 2012 sales of $177.1 million, which was attributable, primarily to the absence of revenue related to the products associated with our Tucson office asset sale, coupled with decreased sales from our power meter components. Additionally, the restructuring discussed in Note 10 – Restructuring Costs of the consolidated financial statements contributed to this decrease.

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

Results of Operations

The following table summarizes the results of our operations for each of the past three fiscal years as a percentage of net sales. All percentage amounts were calculated using the underlying data, in thousands:

	Fiscal Years Ended
	March 28,	March 29,	March 30,
	2015	2014	2013
Net sales	100%	100%	100%
Gross margin	46%	50%	49%
Research and development	21%	18%	14%
Selling, general and administrative	11%	10%	10%
Acquisition related costs	2%	0%	0%
Restructuring and other	0%	0%	0%
Patent infringement settlements, net	0%	0%	0%

Income from operations	12%	22%	25%

Interest income	0%	0%	0%
Interest expense	-1%	0%	0%
Other expense	-1%	0%	0%

Income before income taxes	10%	22%	25%
Provision for income taxes	4%	7%	8%

Net income	6%	15%	17%

Net Sales

We report sales in two product categories: portable audio products and non-portable audio and other products. Our sales by product line are as follows (in thousands):

	Fiscal Years Ended
	March 28,	March 29,	March 30,
	2015	2014	2013
Portable Audio Products	$740,301	$562,718	$651,974
Non-Portable Audio and Other Products	176,267	151,620	157,812

	$916,568	$714,338	$809,786

Net sales for fiscal year 2015 increased 28 percent, to $916.6 million from $714.3 million in fiscal year 2014. The increase in net sales reflects a $177.6 million increase in portable audio product sales and a $24.7 million increase in non-portable audio and other product sales. The portable audio products group experienced an increase in net sales attributable to Wolfson contributions of $83.9 million, as well as significant increases in the sales of certain portable audio products for the current fiscal year. Non-portable audio and other product line sales of $176.3 million represented a 16 percent increase from fiscal year 2014 sales of $151.6 million, which was attributable to Wolfson contributions of $14.4 million, a $5.6 million increase in custom computer products and a $4.6 million increase in DAC products for the period.

Net sales for fiscal year 2014 decreased 12 percent, to $714.3 million from $809.8 million in fiscal year 2013. The decrease in net sales reflects an $89.3 million decrease in portable audio product sales and a $6.2 million decrease in non-portable audio and other product sales. The portable audio products group experienced a decline in sales, primarily due to anticipated declines in ASPs. The decline in non-portable audio and other product group sales was attributable primarily to the absence of revenue related to the products associated with our Tucson office asset sale.

Export sales, principally to Asia, including sales to U.S.-based customers that manufacture products at plants overseas, were approximately $869.9 million in fiscal year 2015, $673.7 million in fiscal year 2014, and $764.9 million in fiscal year 2013. Export sales to customers located in Asia were 92 percent of net sales in fiscal years 2015 and 2014 and 91 percent in fiscal year 2013. All other export sales represented 3 percent of net sales in each of fiscal years 2015, 2014 and 2013.

Our sales are denominated primarily in U.S. dollars. During fiscal year 2015, we acquired foreign currency hedging contracts related to the Acquisition. The contracts expired in fiscal year 2015. No foreign currency hedging contracts were entered into in fiscal year 2014 or 2013.

Gross Margin

Overall gross margin of 46 percent for fiscal year 2015 reflects a decrease from fiscal year 2014 gross margin of 50 percent. The decrease was primarily attributable to the increase in excess and obsolete inventory charges, including scrapped inventory, of $13.8 million from fiscal year 2014, resulting in a 1.5% negative impact on margin in the current year. Gross margin was also negatively affected by approximately 1% due to the fair value adjustments made to inventory in the current year as a result of the Acquisition. Fiscal year 2015 sales of product written down in prior periods contributed $1.8 million to gross margin compared to $12.2 million, in fiscal year 2014.

Overall gross margin of 50 percent for fiscal year 2014 reflects an increase from fiscal year 2013 gross margin of 49 percent. The increase was primarily attributable to the absence of a significant inventory write-down, which occurred during the 2013 fiscal year in the amount of $25.5 million, partially offset by changes in product mix. Fiscal year 2014 sales of product written down in prior periods contributed $12.2 million to gross margin compared to less than $0.1 million, in fiscal year 2013. In total, excess and obsolete inventory charges, including scrapped inventory, decreased by $33.6 million from fiscal year 2013 and resulted in an increase of gross margin of 4.7 percent.

Research and Development Expenses

Fiscal year 2015 research and development expenses of $197.9 million reflect an increase of $71.7 million, or 57 percent, from fiscal year 2014. The increase was primarily attributable to a 45 percent increase in research and development headcount (both at Cirrus Logic and due to the Acquisition) and the associated salary and employee-related expenses. As a result of the Acquisition, we experienced increased amortization costs on acquisition-related intangibles, as well as higher product development costs in the current year. The Company also experienced an 80% increase in R&D expense related to the amortization of software maintenance contracts, primarily CAD software.

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

Selling, General and Administrative Expenses

Fiscal year 2015 selling, general and administrative expenses of $99.5 million reflect an increase of $24.6 million, or 33 percent, compared to fiscal year 2014. The increase was primarily attributable to the Acquisition, resulting in increased SG&A headcount and related salary and employee-related expenses, as well as higher costs associated with outside professional services.

Fiscal year 2014 selling, general and administrative expenses of $74.9 million reflect a decrease of $2.1 million, or 3 percent, compared to fiscal year 2013. The decrease was primarily attributable to decreases in variable compensation, sales commissions and travel expenses for the period, despite an increase in headcount of 7 percent.

Acquisition related costs

The Company reported $18.1 million in costs in conjunction with the Acquisition for the year ended March 28, 2015. The majority of the costs included in this amount were associated with bank and legal fees, as well as certain expenses for stock compensation related to the Acquisition.

Restructuring and other, net

Restructuring costs related to the Acquisition were $1.5 million for the year ended March 28, 2015, primarily made up of severance payments associated with the Acquisition in the current fiscal year and the consolidation of our sales functions. The credits included in this line item for the prior fiscal year related to changes in estimates for the Tucson, Arizona design center facility, due to a new sublease on the vacated property in connection with the closing of this facility. One-time charges for relocation, severance-related items and facility-related costs made up the fiscal year 2013 restructuring costs in relation to the closing of the Tucson, Arizona design center facility.

Patent Infringement Settlements, Net

The Company reported a $0.7 million expense in the first quarter of fiscal year 2014 in connection with the settlement of the U.S. Ethernet Innovations, LLC case discussed in Note 14 — Legal Matters. This item is presented as a separate line item on the Consolidated Statements of Income within operating expenses under the caption “Patent infringement settlements, net.”

Interest Income

Interest income in fiscal years 2015, 2014, and 2013, was $0.6 million, $0.8 million, and $0.4 million, respectively. The decrease from fiscal year 2014 was due to lower cash and cash equivalent balances for the year compared to prior year. The increase in interest income in fiscal year 2014 was due to higher cash and cash equivalent balances, compared to fiscal year 2013.

Interest expense

The Company reported interest expense of $5.6 million for the year ended March 28, 2015, primarily as a result of the new $250 million revolving credit facility described in Note 9. No interest expense was recorded for fiscal years 2014 or 2013.

Other expense

For the year ended March 28, 2015, the Company reported $12.2 million in other expense primarily related to recognized losses on expired contracts during the fiscal year and the foreign currency exchange losses on hedges purchased in relation to the Acquisition during the second quarter of the current fiscal year. The corresponding amounts in the prior fiscal years are immaterial.

Provision for Income Taxes

We recorded income tax expense of $36.4 million in fiscal year 2015 on a pre-tax income of $91.5 million, yielding an effective tax provision rate of 39.7 percent. Our effective tax rate was higher than the U.S. statutory rate of 35 percent, primarily due to the inclusion of foreign losses from the date of acquisition of Wolfson to the end of the fiscal year at foreign statutory rates below the U.S. federal statutory rate. The impact of these losses was partially offset by the federal research and development credit, which was extended through December 31, 2014 by the Tax Increase Prevention Act of 2014, which was enacted on December 19, 2014.

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

Outlook

Our long-term gross margin goal is to remain in the mid-40 percent range with operating profit of approximately 20 percent. We anticipate significant revenue growth for fiscal year 2016, with continued production ramps of our latest smart codecs.

Liquidity and Capital Resources

In fiscal year 2015, our net cash provided by operating activities was $163.5 million. The positive cash flow from operating activities was predominantly due to the cash components of our net income, including a $17.3 million increase in changes to working capital, primarily due to decreases in inventory when excluding the impact of inventory obtained through the Acquisition, offset by a larger increase in accounts payable for the period. In fiscal year 2014, our net cash provided by operating activities was $228.0 million. The positive cash flow from operating activities was predominantly due to the cash components of our net income, and a $48.1 million increase in changes to working capital, primarily due to decreases in inventory for the period. In fiscal year 2013, our net cash provided by operating activities was $160.8 million. The positive cash flow from operating activities was predominantly due to the cash components of our net income, partially offset by a $76.1 million reduction in changes to working capital, primarily due to an increase in inventory and accounts receivable as our business grew.

In fiscal year 2015, approximately $324.4 million was used in investing activities, primarily due to the $444.1 million, net of cash obtained, used in conjunction with the Acquisition discussed in Note 7. An additional use of cash for the period was the $32.3 million in property, equipment and software purchases for the year. These uses of cash were offset by net proceeds from the sale of marketable securities of $168.4 million in anticipation of financing the Acquisition, referenced above, in the current fiscal year. In fiscal year 2014, we used approximately $220.3 million in cash for investing activities, principally due to the net purchases of marketable securities of $182.5 million, $15.1 million in capital expenditures and $20.4 million related to the Acoustic Technologies, Inc. (“Acoustic”) acquisition. In fiscal year 2013, we used approximately $84.8 million in cash for investing activities, principally due to the net purchases of marketable securities of $51.5 million and $52.9 million in capital expenditures, partially offset by $22.2 million in proceeds from the sale of assets associated with the Company’s Apex business in Tucson, Arizona.

In fiscal year 2015, the Company received $205.5 million in cash provided by financing activities, principally as a result of the new long-term revolving credit facility entered into in the second quarter of the current fiscal year. The related influx of $226.4 million was offset by payments against the revolver balance of $46.0 million for the period. During fiscal years 2015, 2014, and 2013, we generated $0.7 million, $1.5 million, and $10.3 million, respectively from the issuance of common stock, net of shares withheld and repurchased to satisfy tax withholdings. In fiscal years 2015, 2014 and 2013, the Company utilized approximately $10.5 million, $52.1 million and $86.1 million, respectively, in cash to repurchase and retire portions of its outstanding common stock as part of the $200 million stock repurchase program announced in the third quarter of fiscal year 2013. Additionally, excess tax benefits related to employee stock options exercises generated $37.7 million, $8.4 million and $0.1 million, in fiscal years 2015, 2014 and 2013, respectively.

The Company began expansion of operations in fiscal year 2014 with the acquisition and building of additional facilities in Austin. We anticipate future costs related to the current expansion to be approximately $7 million over the next year. We anticipate these cash uses to be funded from current cash sources.

Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects, potential acquisitions of companies or technologies and the expansion of our sales and marketing activities. We believe our expected future cash earnings, existing cash, cash equivalents, investments and available borrowings under our Credit Facility will be sufficient to meet our capital requirements through at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time.

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

The Credit Agreement contains customary affirmative covenants, including, among others, covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the Credit Agreement contains customary negative covenants limiting the ability of Cirrus Logic or any Subsidiary to, among other things, incur debt, grant liens, make investments, effect certain fundamental changes, make certain asset dispositions, and make certain restricted payments. The Credit Facility also contains certain financial covenants providing that (a) the ratio of consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters must not be greater than 2.00 to 1.00 (the “Leverage Ratio”) and (b) the sum of cash and Cash Equivalents, which includes marketable securities, of Cirrus Logic and its Subsidiaries on a consolidated basis must not be less than $100 million. At March 28, 2015, the Company was in compliance with all covenants under the Credit Agreement. As of March 28, 2015, the Company had $180.4 million of indebtedness outstanding under the Credit Facility, which is included in long-term liabilities on the consolidated balance sheets. The borrowings were primarily used for refinancing the Interim Credit Facility described below (which was used for financing the Acquisition).

Cirrus Logic entered into a credit agreement (the “Interim Credit Agreement”) with Wells Fargo Bank, National Association as administrative agent and lender, on April 29, 2014, in connection with the Acquisition. The Interim Credit Agreement provided for a $225 million senior secured revolving credit facility (the “Interim Credit Facility”). The Interim Credit Facility was to be used for, among other things, payment of the offer consideration in connection with the Acquisition. The Interim Credit Facility would have matured on the earliest to occur of (a) January 23, 2015, (b) the date of termination of the Commitments as a result of a permanent reduction of all of the Commitments (as defined in the Interim Credit Agreement) by Cirrus Logic or (c) the date of termination of the Commitments as a result of an event of default. The Interim Credit Facility was replaced with the Credit Facility described above and matured under scenario (b) above with no outstanding borrowings or accrued interest on the maturity date.

See also Note 9 — Revolving Line of Credit.

Off Balance Sheet Arrangements

As of March 28, 2015, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

In our business activities, we incur certain commitments to make future payments under contracts such as debt agreements, purchase orders, operating and capital leases and other long-term contracts. Maturities under these contracts are set forth in the following table as of March 28, 2015:

	Payment due by period (in thousands)
	< 1 year	1 - 3 years	3 - 5 years	> 5 years	Total
Revolving line of credit	$—	$180,439	$—	$—	$180,439
Facilities leases, net	4,361	5,988	1,584	193	12,126
Equipment leases	26	31	4	—	61
Capital leases	246	491	245	—	982
Wafer purchase commitments	98,244	—	—	—	98,244
Assembly purchase commitments	5,528	—	—	—	5,528
Outside test purchase commitments	10,161	—	—	—	10,161
Other purchase commitments	19,175	27,133	464	—	46,772

Total	$137,741	$214,082	$2,297	$193	$354,313

Certain of our operating lease obligations include escalation clauses. These escalating payment requirements are reflected in the table.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks associated with interest rates on our debt securities, currency movements on non-U.S. dollar denominated assets and liabilities, and the effect of market factors on the value of our marketable equity securities. We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. All of the potential changes noted below are based on sensitivity analyses as of March 29, 2015. Actual results may differ materially.

Interest Rate Risk

Our primary financial instruments include cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued liabilities. The Company’s investments are managed by outside professional managers within investment guidelines set by the Company. These guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting the Company’s investments to high quality debt instruments with relatively short-term maturities. The Company does not currently use derivative financial instruments in its investment portfolio. Due to the short-term nature of our investment portfolio and the current low interest rate environment, our downside exposure to interest rate risk is minimal.

To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio. At March 28, 2015, an immediate one percent, or 100 basis points, increase or decrease in interest rates could result in a $2.6 million fluctuation in our annual interest income. However, our investment portfolio holdings as of March 28, 2015, yielded less than 100 basis points, which reduces our downside interest rate risk to the amount of interest income recognized in fiscal year 2015, or $0.6 million. At March 29, 2014, an immediate one percent, or 100 basis points, increase or decrease in interest rates could result in a $3.4 million fluctuation in our annual interest income. However, our investment portfolio holdings as of March 29, 2014, yielded less than 100 basis points, which reduces our downside interest rate risk to the amount of interest income recognized in fiscal year 2014, or $0.8 million. At March 30, 2013, an immediate one percent, or 100 basis points, increase or decrease in interest rates could result in a $1.8 million fluctuation in our annual interest income. However, our investment portfolio holdings as of March 30, 2013, yielded less than 100 basis points, which reduces our downside interest rate risk to the amount of interest income recognized in fiscal year 2013, or $0.4 million. For all of these fiscal years, the risks associated with fluctuating interest rates were limited to our annual interest income and not the underlying principal as we generally have the ability to hold debt related investments to maturity. The amounts disclosed in this paragraph are based on a 100 basis point fluctuation in interest rates applied to the average cash balance for that fiscal year.

Foreign Currency Exchange Risk

Our revenue and spending is transacted primarily in U.S. dollars; however, in fiscal years 2015, 2014, and 2013, we entered into routine transactions in other currencies to fund the operating needs of our technical support, and sales offices outside of the U.S. As of March 28, 2015 and March 29, 2014, a ten percent change in the value of the related currencies would not have a material impact on our results of operations and financial position. During fiscal years 2014 and 2013, we did not enter into any foreign currency hedging contracts. In fiscal year 2015, the Company acquired foreign currency hedging contracts that expired within the same fiscal year.

In addition to the direct effects of changes in exchange rates on the value of open exchange contracts, we may, from time to time, have changes in exchange rates that can also affect the volume of sales or the foreign currency sales prices of our products and the relative costs of operations based overseas.

See additional information on foreign currency exchange risk in Note 8.

ITEM 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Cirrus Logic, Inc.

We have audited the accompanying consolidated balance sheets of Cirrus Logic, Inc. (the Company) as of March 28, 2015 and March 29, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended March 28, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cirrus Logic, Inc. at March 28, 2015 and March 29, 2014, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended March 28, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cirrus Logic, Inc.’s internal control over financial reporting as of March 28, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

May 27, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Cirrus Logic, Inc.

We have audited Cirrus Logic, Inc.’s (the Company) internal control over financial reporting as of March 28, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Cirrus Logic, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Wolfson Microelectronics Plc., which is included in the 2015 consolidated financial statements of Cirrus Logic, Inc. and constituted 15% of total assets as of March 28, 2015 and 11% of revenues for the year then ended. Our audit of internal control over financial reporting of Cirrus Logic, Inc. also did not include an evaluation of the internal control over financial reporting of Wolfson Microelectronics Plc.

In our opinion, Cirrus Logic, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 28, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cirrus Logic, Inc. as of March 28, 2015 and March 29, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended March 28, 2015 of Cirrus Logic, Inc. and our report dated May 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

May 27, 2015

CIRRUS LOGIC, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 28,	March 29,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$76,401	$31,850
Marketable securities	124,246	263,417
Accounts receivable, net	112,608	63,220
Inventories	84,196	69,743
Deferred tax assets	18,559	22,024
Prepaid assets	27,093	15,062
Other current assets	8,810	10,017

Total current assets	451,913	475,333
Long-term marketable securities	60,072	89,243
Property and equipment, net	144,346	103,650
Intangibles, net	175,743	11,999
Goodwill	263,115	16,367
Deferred tax assets	25,593	25,065
Other assets	27,996	3,087

Total assets	$1,148,778	$724,744

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$112,213	$51,932
Accrued salaries and benefits	24,132	13,388
Deferred income	6,105	5,631
Software license agreements	18,711	7,023
Other accrued liabilities	15,417	4,549

Total current liabilities	176,578	82,523
Long-term liabilities:
Debt	180,439	—
Software license agreements	26,204	853
Other long-term liabilities	8,786	4,010

Total long-term liabilities	215,429	4,863
Stockholders’ equity:
Preferred stock, 5.0 million shares authorized but unissued	—	—
Common stock, $0.001 par value, 280,000 shares authorized, 63,085 shares and 61,956 shares issued and outstanding at March 28, 2015 and March 29, 2014,respectively	63	62
Additional paid-in capital	1,159,431	1,078,816
Accumulated deficit	(400,613)	(440,634)
Accumulated other comprehensive loss	(2,110)	(886)

Total stockholders’ equity	756,771	637,358

Total liabilities and stockholders’ equity	$1,148,778	$724,744

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Fiscal Years Ended
	March 28,	March 29,	March 30,
	2015	2014	2013
Net sales	$916,568	$714,338	$809,786
Cost of sales	490,820	358,175	414,595

Gross profit	425,748	356,163	395,191

Operating expenses
Research and development	197,878	126,189	114,071
Selling, general and administrative	99,509	74,861	76,998
Acquisition related costs	18,137	—	—
Restructuring and other, net	1,455	(598)	3,292
Patent infringement settlements, net	—	695	—

Total operating expenses	316,979	201,147	194,361

Income from operations	108,769	155,016	200,830
Interest income	579	848	440
Interest expense	(5,627)	—	—
Other expense	(12,172)	(127)	(80)

Income before income taxes	91,549	155,737	201,190
Provision for income taxes	36,371	47,626	64,592

Net income	55,178	108,111	136,598

Basic earnings per share	$0.88	$1.72	$2.12
Diluted earnings per share	$0.85	$1.65	$2.00
Basic weighted average common shares outstanding	62,503	62,926	64,580
Diluted weighted average common shares outstanding	65,235	65,535	68,454

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Fiscal Years Ended
	March 28,	March 29,	March 30,
	2015	2014	2013
Net income	55,178	108,111	136,598

Other comprehensive income (loss), before tax
Net changes to available-for-sale securities
Unrealized gain (loss) on marketable securities	107	(31)	(157)
Net changes to pension liabilities
Actuarial loss on pension plan	(1,625)	—	—
Benefit for income taxes	294	64	—

Comprehensive income	$53,954	$108,144	$136,441

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended
	March 28,	March 29,	March 30,
	2015	2014	2013
Cash flows from operating activities:
Net income	$55,178	$108,111	$136,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,855	14,883	13,562
Stock compensation expense	37,549	23,074	21,495
Deferred income taxes	32,238	35,959	60,600
Loss on retirement or write-off of long-lived assets	1,618	568	—
Actuarial loss on defined benefit pension plan	292	—	—
Excess tax benefit from employee stock options	(37,692)	(8,445)	(106)
Other non-cash charges	22,167	5,760	4,792
Net change in operating assets and liabilities:
Accounts receivable, net	(37,344)	6,815	(25,232)
Inventories	16,077	49,557	(67,606)
Other current assets	321	—	—
Other assets	—	1,239	134
Accounts payable	36,504	(9,443)	22,423
Accrued salaries and benefits	7,047	(3,169)	3,260
Deferred income	(77)	660	(2,272)
Income taxes payable	(639)	9,496	263
Other accrued liabilities	(4,581)	(7,027)	(7,087)

Net cash provided by operating activities	163,513	228,038	160,824

Cash flows from investing activities:
Proceeds from sale of available for sale marketable securities	301,847	139,037	127,336
Purchases of available for sale marketable securities	(133,436)	(321,519)	(178,847)
Purchases of property, equipment and software	(32,311)	(15,058)	(52,902)
Investments in technology	(4,387)	(2,296)	(3,009)
Loss on foreign exchange hedging activities	(11,976)	—	—
Acquisition of Wolfson, net of cash obtained	(444,138)	—	—
Acquisition of Acoustic Technologies, net of cash obtained	—	(20,402)	—
Proceeds from sale of Apex assets	—	—	22,220
(Increase) decrease in deposits and other assets	(36)	(111)	402

Net cash used in investing activities	(324,437)	(220,349)	(84,800)

Cash flows from financing activities:
Proceeds from long-term revolver	226,439	—	—
Principal payments on long-term revolver	(46,000)	—	—
Debt issuance costs	(2,825)	—	—
Issuance of common stock, net of shares withheld for taxes	5,327	5,320	12,008
Repurchase of stock to satisfy employee tax withholding obligations	(4,624)	(3,868)	(1,674)
Repurchase and retirement of common stock	(10,534)	(52,138)	(86,059)
Excess tax benefit from employee stock options	37,692	8,445	106

Net cash provided by (used in) financing activities	205,475	(42,241)	(75,619)

Net increase (decrease) in cash and cash equivalents	44,551	(34,552)	405
Cash and cash equivalents at beginning of period	31,850	66,402	65,997

Cash and cash equivalents at end of period	$76,401	$31,850	$66,402

Supplemental disclosures of cash flow information
Cash payments during the year for:
Income taxes	$4,973	$2,118	$5,125
Interest	2,391	—	—

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, March 31, 2012	64,394	64	1,008,164	(541,609)	(762)	465,857
Net income	—	—	—	136,598	—	136,598
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(157)	(157)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	1,907	2	12,006	(1,674)	—	10,334
Repurchase and retirement of common stock	(3,010)	(3)	—	(86,056)	—	(86,059)
Amortization of deferred stock compensation	—	—	21,495	—	—	21,495
Excess tax benefit from employee stock options	—	—	106	—	—	106

Balance, March 30, 2013	63,291	63	1,041,771	(492,741)	(919)	548,174
Net income	—	—	—	108,111	—	108,111
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	33	33
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	1,301	1	5,319	(3,868)	—	1,452
Repurchase and retirement of common stock	(2,636)	(2)	—	(52,136)	—	(52,138)
Amortization of deferred stock compensation	—	—	23,281	—	—	23,281
Excess tax benefit from employee stock options	—	—	8,445	—	—	8,445

Balance, March 29, 2014	61,956	62	1,078,816	(440,634)	(886)	637,358
Net income	—	—	—	55,178	—	55,178
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	69	69
Change in pension liability, net of tax	—	—	—	—	(1,293)	(1,293)
Change in foreign currency translation adjustments	—	—	(29)	—	—	(29)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	1,709	2	5,326	(4,624)	—	704
Repurchase and retirement of common stock	(580)	(1)	—	(10,533)	—	(10,534)
Amortization of deferred stock compensation	—	—	37,626	—	—	37,626
Excess tax benefit from employee stock options	—	—	37,692	—	—	37,692

Balance, March 28, 2015	63,085	63	1,159,431	(400,613)	(2,110)	756,771

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Description of Business

Cirrus Logic, Inc. (“Cirrus Logic,” “We,” “Us,” “Our,” or the “Company”) develops high-precision, analog and mixed-signal integrated circuits (“ICs”) for a broad range of innovative customers. Building on our diverse analog and mixed-signal product portfolio, Cirrus Logic delivers highly optimized products for a variety of audio, industrial and energy-related applications.

We were incorporated in California in 1984, became a public company in 1989, and were reincorporated in the State of Delaware in February 1999. Our primary facility housing engineering, sales and marketing, and administration functions is located in Austin, Texas. We also have offices in various other locations in the United States, United Kingdom, Australia and Asia, including the People’s Republic of China, Hong Kong, South Korea, Japan, Singapore, and Taiwan. Our common stock, which has been publicly traded since 1989, is listed on the NASDAQ Global Select Market under the symbol CRUS.

Basis of Presentation

We prepare financial statements on a 52- or 53-week year that ends on the last Saturday in March. Fiscal years 2015, 2014 and 2013 were 52-week years.

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

Marketable Securities

We determine the appropriate classification of marketable securities at the time of purchase and reevaluate this designation as of each balance sheet date. We classify these securities as either held-to-maturity, trading, or available-for-sale. As of March 28, 2015 and March 29, 2014, all marketable securities were classified as available-for-sale securities. The Company classifies its investments as “available for sale” because it expects to possibly sell some securities prior to maturity. The Company’s investments are subject to market risk, primarily interest rate and credit risk. The Company’s investments are managed by an outside professional manager within investment guidelines set by the Company. Such guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting the Company’s investments to high quality debt instruments with relatively short-term maturities. The fair value of investments is determined using observable or quoted market prices for those securities.

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

On a quarterly and annual basis, we analyze inventories on a part-by-part basis. Product life cycles and the competitive nature of the industry are factors considered in the evaluation of customer unit demand at the end of each quarterly accounting period. Inventory quantities on-hand in excess of forecasted demand is considered to have reduced market value and, therefore, the cost basis is adjusted to the lower of cost or market. Typically, market values for excess or obsolete inventories are considered to be zero. Inventory charges recorded in fiscal year 2015 for excess and obsolete inventory, including scrapped inventory, amounted to $7.2 million, primarily associated with a customer build forecast that exceeded actual market demand, resulting in excess inventory levels for certain high volume products. No significant inventory charges were recorded in fiscal year 2014.

Inventories were comprised of the following (in thousands):

	March 28,	March 29,
	2015	2014
Work in process	$64,663	$37,967
Finished goods	19,533	31,776

	$84,196	$69,743

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

Property, plant and equipment was comprised of the following (in thousands):

	March 28,	March 29,
	2015	2014
Land	$26,332	$23,806
Buildings	49,963	37,899
Furniture and fixtures	10,281	9,440
Leasehold improvements	2,525	2,387
Machinery and equipment	79,682	59,552
Capitalized software	25,000	24,437
Construction in progress	22,922	3,797

Total property, plant and equipment	216,705	161,318
Less: Accumulated depreciation and amortization	(72,359)	(57,668)

Property, plant and equipment, net	$144,346	$103,650

Depreciation and amortization expense on property, plant, and equipment for fiscal years 2015, 2014, and 2013, was $15.4 million, $12.1 million, and $10.2 million, respectively.

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

Goodwill is recorded at the time of an acquisition and is calculated as the difference between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) a significant slowdown in the worldwide economy and the semiconductor industry, or (iv) any failure to meet the performance projections included in our forecasts of future operating results. The Company tests goodwill and indefinite lived intangibles for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management’s assessment of qualitative factors to determine whether it is more likely than not that goodwill and other intangible assets are impaired. If management concludes from its assessment of qualitative factors that it is more likely than not that impairment exists, then a quantitative impairment test will be performed involving management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in these evaluations. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. The Company has recorded no goodwill impairments in fiscal years 2015, 2014 and 2013. There were no material intangible asset impairments in fiscal years 2015, 2014, or 2013.

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

Foreign Currency Translation

All of our international subsidiaries have the U.S. dollar as the functional currency. The local currency financial statements are translated into U.S. dollars using current rates of exchange for assets and liabilities. Gains and losses from remeasurement are included in other expense.

Hedging and Forwards

Hedging and forward contracts are accounted for based upon the provisions of Accounting Standards Codification (“ASC) Topic 815, “Derivatives and Hedging” and ASC Topic 820, “Fair Value Measurements and Disclosures.”

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

Pension

Defined benefit pension plans are accounted for based upon the provisions of ASC Topic 715, “Compensation – Retirement Benefits.”

The funded status of the plan is recognized in the consolidated balance sheets. Subsequent re-measurement of plan assets and benefit obligations, if deemed necessary, would be reflected in the consolidated balance sheets in the subsequent interim period to reflect the overfunded or underfunded status of the plan.

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

We had two contract manufacturers, Hongfujin Precision and Protek, who represented 26 percent and 15 percent, respectively, and one direct customer, Samsung Electronics who represented 22 percent of our consolidated gross trade accounts receivable as of the end of fiscal year 2015. For fiscal year 2014, we had three contract manufacturers, Futaihua Industrial, Hongfujin Precision and Protek who represented 14 percent, 44 percent, and 12 percent, respectively, of our consolidated gross trade accounts receivable. Additionally, in fiscal year 2014, we had one distributor, Avnet, Inc. who represented 11 percent of our consolidated gross trade accounts receivable. No other distributor or customer had receivable balances that represented more than 10 percent of consolidated gross trade accounts receivable as of the end of fiscal year 2015 or 2014.

Since the components we produce are largely proprietary and generally not available from second sources, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, from a distributor, or through a third party manufacturer contracted to produce their end product. For fiscal years 2015, 2014, and 2013, our ten largest end customers represented approximately 87 percent, 88 percent, and 89 percent, of our sales, respectively. For fiscal years 2015, 2014, and 2013, we had one end customer, Apple Inc., who purchased through multiple contract manufacturers and represented approximately 72 percent, 80 percent, and 82 percent, of the Company’s total sales, respectively. No other customer or distributor represented more than 10 percent of net sales in fiscal years 2015, 2014, or 2013.

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

Shipping Costs

Our shipping and handling costs are included in cost of sales for all periods presented in the Consolidated Statements of Income.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $1.1 million, $1.4 million, and $1.5 million, in fiscal years 2015, 2014, and 2013, respectively.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the grant-date fair value of the awards and is recognized as an expense, on a ratable basis, over the vesting period, which is generally between zero and four years. Determining the amount of stock-based compensation to be recorded requires the Company to develop estimates used in calculating the grant-date fair value of stock options and performance awards (also called market stock units). The Company calculates the grant-date fair value for stock options and market stock units using the Black-Scholes valuation model and the Monte Carlo simulation, respectively. The use of valuation models requires the Company to make estimates of assumptions such as expected volatility, expected term, risk-free interest rate, expected dividend yield, correlation of the Company’s stock price with the Philadelphia Semiconductor Index (“the Index”) and forfeiture rates. The grant-date fair value of restricted stock units is the market value at grant date multiplied by the number of units.

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

The following table details the calculation of basic and diluted earnings per share for fiscal years 2015, 2014, and 2013, (in thousands, except per share amounts):

	2015	2014	2013
Numerator:
Net income	$55,178	$108,111	$136,598
Denominator:
Weighted average shares outstanding	62,503	62,926	64,580
Effect of dilutive securities	2,732	2,609	3,874

Weighted average diluted shares	65,235	65,535	68,454

Basic earnings per share	$0.88	$1.72	$2.12
Diluted earnings per share	$0.85	$1.65	$2.00

The weighted outstanding options excluded from our diluted calculation for the years ended March 28, 2015, March 29, 2014, and March 30, 2013 were 718 thousand, 833 thousand, and 453 thousand, respectively, as the exercise price exceeded the average market price during the period.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss is comprised of foreign currency translation adjustments from prior years when we had subsidiaries whose functional currency was not the U.S. Dollar, unrealized gains and losses on investments classified as available-for-sale and actuarial gains and losses on our pension plan assets. See Note 16 – Accumulated Other Comprehensive Loss for additional discussion.

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this ASU provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact of this ASU and expects no material modifications to its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606). The purpose of this ASU is to converge revenue recognition requirements per GAAP and International Financial Reporting Standards (IFRS). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption not permitted by the FASB; however, in April 2015 the FASB issued for public comment a proposal to delay the effective date of this ASU to annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of this ASU on its consolidated financial position, results of operations and cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is to be applied retrospectively and represents a change in accounting principle. This ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Earlier adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

3.	Marketable Securities

The Company’s investments that have original maturities greater than 90 days have been classified as available-for-sale securities in accordance with U.S. GAAP. Marketable securities are categorized on the Consolidated Balance Sheet as marketable securities, as appropriate.

The following table is a summary of available-for-sale securities (in thousands):

As of March 28, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$153,896	$8	$(68)	$153,836
Commercial paper	2,485	2	—	2,487
U.S. Treasury securities	28,010	—	(15)	27,995

Total securities	$184,391	$10	$(83)	$184,318

The Company’s specifically identified gross unrealized losses of $83 thousand relates to 34 different securities with a total amortized cost of approximately $154.3 million at March 28, 2015. Because the Company does not intend to sell the investments at a loss and the Company will not be required to sell the investments before recovery of its amortized cost basis, it did not consider the investment in these securities to be other-than-temporarily impaired at March 28, 2015. Further, the securities with gross unrealized losses had been in a continuous unrealized loss position for less than 12 months as of March 28, 2015.

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

The cost and estimated fair value of available-for-sale investments by contractual maturity were as follows:

	March 28, 2015		March 29, 2014
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$124,275	$124,246	$263,418	$263,417
After 1 year	60,116	60,072	89,422	89,243

Total	$184,391	$184,318	$352,840	$352,660

4.	Fair Value of Financial Instruments

The Company has determined that the only assets and liabilities in the Company’s financial statements that are required to be measured at fair value on a recurring basis are the Company’s cash equivalents, investment portfolio, pension plan assets/liabilities and foreign currency derivative assets/liabilities. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

The Company’s long-term revolving facility, described in Note 9, bears interest at a base rate plus applicable margin or LIBOR plus applicable margin. As of March 28, 2015, the fair value of the Company’s long-term revolving facility approximates carrying value based on estimated margin.

As of March 28, 2015 and March 29, 2014, the Company classified all investment portfolio assets and pension plan assets (discussed in Note 11) as Level 1 or Level 2 assets. The Company has no Level 3 assets. There were no transfers between Level 1, Level 2, or Level 3 measurements for the years ending March 28, 2015 and March 29, 2014.

The following summarizes the fair value of our financial instruments, exclusive of pension plan assets detailed in Note 11, at March 28, 2015 (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$996	$—	$—	$996
Available-for-sale securities
Corporate debt securities	$—	$153,836	$—	$153,836
U.S. Treasury securities	27,995	—	—	27,995
Commercial paper	—	2,487	—	2,487

	$27,995	$156,323	$—	$184,318

The following summarizes the fair value of our financial instruments at March 29, 2014 (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$20,456	$—	$—	$20,456
Commercial paper	—	1,878	—	1,878

	$20,456	$1,878	$—	$22,334
Available-for-sale securities
Corporate debt securities	$—	$246,685	$—	$246,685
U.S. Treasury securities	56,994	—	—	56,994
Agency discount notes	—	2,009	—	2,009
Commercial paper	—	41,970	—	41,970
Certificates of deposit	—	5,002	—	5,002

	$56,994	$295,666	$—	$352,660

5.	Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	March 28,	March 29,
	2015	2014
Gross accounts receivable	$112,964	$63,449
Allowance for doubtful accounts	(356)	(229)

Accounts receivable, net	$112,608	$63,220

The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Balance, March 31, 2012	$(371)
Bad debt expense, net of recoveries	70

Balance, March 30, 2013	(301)
Bad debt expense, net of recoveries	72

Balance, March 29, 2014	(229)
Bad debt expense, net of recoveries	(127)

Balance, March 28, 2015	$(356)

6.	Intangibles, net

The intangibles, net balance included on the Consolidated Balance Sheets was $175.7 million and $12.0 million at March 28, 2015 and March 29, 2014, respectively. The increase in the intangibles balance primarily resulted from the Acquisition discussed below in Note 7 - Acquisition.

The following information details the gross carrying amount and accumulated amortization of our intangible assets (in thousands):

	March 28, 2015		March 29, 2014
Intangible Category / Weighted-Average Amortization period (in years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core technology (a)	$1,390	$(1,390)	$1,390	$(1,390)
License agreement (a)	440	(440)	440	(440)
Existing technology (6.5)	98,645	(13,596)	9,826	(4,206)
In-process research & development (“IPR&D”) (7.3)	72,750	(3,918)	—	—
Trademarks and tradename (5.4)	3,037	(1,141)	1,600	(384)
Customer relationships (10.0)	15,381	(1,117)	2,400	(120)
Technology licenses (3.1)	23,018	(17,316)	18,000	(15,117)

Total	$214,661	$(38,918)	$33,656	$(21,657)

(a)	Intangible assets are fully amortized.

Amortization expense for intangibles in fiscal years 2015, 2014, and 2013 was $18.2 million, $2.8 million, and $3.4 million, respectively. The following table details the estimated aggregate amortization expense for all intangibles owned as of March 28, 2015, for each of the five succeeding fiscal years and in the aggregate thereafter (in thousands):

For the year ended March 26, 2016	$32,304
For the year ended March 25, 2017	$29,020
For the year ended March 31, 2018	$27,742
For the year ended March 30, 2019	$27,053
For the year ended March 28, 2020	$26,370
Thereafter	$33,266

7.	Acquisition

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

The enterprise value for Wolfson in connection with the Acquisition was approximately £283 million (approximately $469 million, and was based on the agreed upon offer of £2.35 per share (the “Offer”) for the entire issued and to be issued share capital of Wolfson. Cirrus Logic financed the Acquisition through a combination of existing cash on Cirrus Logic’s balance sheet and $225 million in debt funding from Wells Fargo Bank, National Association, as discussed below in Note 9. Upon the completion of the Acquisition, in the second quarter of fiscal year 2015, the Company recorded approximately $12.0 million of realized losses on foreign currency contracts used to hedge the purchase of Wolfson’s share capital which was denominated in pounds sterling. The contracts were not accounted for under ASC 815. The loss is included in the consolidated statements of income under the caption “Other expense” for the year ended March 28, 2015.

The Acquisition was accounted for as a business purchase pursuant to ASC Topic 805, Business Combinations, and the operations of Wolfson have been included in the Company’s consolidated financial statements since August 21, 2014, the date of acquisition. The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as of March 28, 2015 (in thousands):

Amount
Cash and cash equivalents	$25,342
Inventory	30,530
Other current assets	16,226
Property, plant and equipment	27,398
Intangible assets	175,987
Pension assets	1,625

Total identifiable assets acquired	$277,108
Deferred tax liability — current	(11,958)
Deferred revenue	(551)
Other accrued liabilities	(39,417)
Other long-term liabilities	(2,449)

Total identifiable liabilities assumed	$(54,375)
Net identifiable assets acquired	$222,733
Goodwill	246,748

Net assets acquired	$469,481

The goodwill of $246.7 million arising from the Acquisition is attributable primarily to expected synergies and the product and customer base of Wolfson. None of the goodwill is expected to be deductible for income tax purposes. As of March 28, 2015, the changes in the recognized amounts of goodwill resulting from the Acquisition are as follows (in thousands):

	September 27,	Fair Value	March 28,
	2014	Adjustments	2015
Inventory	$28,658	$1,872	$30,530
Other current assets	15,633	593	16,226
Property, plant and equipment	29,093	(1,695)	27,398
Deferred tax liability - current	(11,483)	(475)	(11,958)
Other accrued liabilities	(41,417)	2,000	(39,417)

Total Goodwill	$249,043	$(2,295)	$246,748

The acquired intangible assets and related weighted average amortization periods are detailed below (in thousands):

Intangible assets	Amount	Weighted-average Amortization Period (years)
Developed technology	$74,247	6.2
Technology intellectual property	14,572	5.3
Trademark	1,437	1.3
IPR&D	72,750	7.3
Customer relationships	12,981	10.0

Total	$175,987

The IPR&D intangible assets included the following research and development projects acquired through the Acquisition (in thousands): (1) intellectual property (“IP”) migration and product development at 152 nm process technology (“152 nm”); (2) IP migration and product development at 55 and 65 nm process technology (“55/65 nm”); (3) MEMs transducer development (“MEM”); and (4) single die monolithic integration of MEMS structures and ASICS (“integrated MEMs”).

IPR&D intangible assets	Amount	Approximate Costs to Complete	Estimated Cost Completion Date (calendar year)
152 nm	$8,905	$862	2015
55/65 nm	36,807	17,350	2019
MEMs	15,596	604	2015
Integrated MEMs	11,442	2,784	2016

Total	$72,750	$21,600

The fair value of the IPR&D acquired intangible assets was determined using the multi-period excess earnings (“MPEEM”) method, which is a variation of the income approach. The method estimates an intangible asset’s value based on the present value of the incremental after-tax cash flows, or excess earnings, attributable to the intangible asset. The present value is calculated using a discount rate commensurate with the risk inherent in the IPR&D intangible asset as well as any tax benefits related to ownership.

The initial allocation of the purchase price is preliminary and subject to completion, including the areas of taxation, where valuation assessments are in progress. The adjustments arising from the completion of the outstanding matters may materially affect the preliminary purchase accounting and would be retroactively reflected in the financial statements as of March 28, 2015, and for the interim periods affected.

The Company recognized a total of $18.1 million of acquisition related costs that were expensed in the second and third quarters of fiscal year 2015. The majority of the costs included in this amount were associated with bank and legal fees, as well as certain expenses for stock compensation related to the Acquisition. These costs are included in the consolidated statements of income in the line item entitled “Acquisition related costs.” Restructuring costs related to the Acquisition were $1.5 million for the year ended March 28, 2015, primarily related to severance payments and the consolidation of our sales functions. These costs are included in the line item “Restructuring and other, net” on the consolidated statements of income. Prior year credits related to changes in estimates for the Tucson, Arizona design center facility, due to a new sublease on the vacated property in connection with the closing of this facility.

The Company’s consolidated statements of income for the year ending March 28, 2015 included $98.3 million of revenue attributable to Wolfson, from the acquisition date to the end of the period. Earnings disclosure related to Wolfson for the year ending March 28, 2015, is excluded as it would be impracticable, due to the integration of Wolfson’s operations with the Company’s operations, resulting in the inability to allocate costs and services shared across both companies’ product lines.

Giving pro forma effect to the Acquisition as if it had occurred as of March 31, 2013, the beginning of the Company’s fiscal year 2014, and after applying the Company’s accounting policies and adjusting the results to reflect these changes since March 31, 2013, $142.5 million and $179.4 million of pro forma revenue would have been attributable to Wolfson for the fiscal year ended March 28, 2015 and March 29, 2014, respectively. Disclosure of pro forma earnings attributable to Wolfson is excluded as it would be impracticable, due to the integration of Wolfson’s operations with the Company’s operations, resulting in the inability to allocate costs and services shared across both companies’ product lines.

8.	Derivative Financial Instruments

Our primary objective for holding derivative financial instruments is to manage currency exchange rate risk.

Currency Exchange Rate Risk

We are exposed to currency exchange rate risk and may hedge our exposures, generally with currency forward contracts. Substantially all of our revenue is transacted in U.S. dollars. However, a portion of our operating expenditures are incurred in or exposed to other currencies, primarily the British pound. We have established a forecasted transaction currency risk management program to monitor and protect against fluctuations in the volatility of the functional currency equivalent of future cash flows caused by changes in exchange rates. This program may reduce, but not eliminate, the impact of currency exchange movements. At March 28, 2015, changes in the fair value of derivative instruments as well as recognized gains / losses are included in the line item “Other expense” in the consolidated statements of income. At March 28, 2015, all of our currency forward contracts have expired.

9.	Revolving Line of Credit

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

The Credit Agreement contains customary affirmative covenants, including, among others, covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the Credit Agreement contains customary negative covenants limiting the ability of Cirrus Logic or any Subsidiary to, among other things, incur debt, grant liens, make investments, effect certain fundamental changes, make certain asset dispositions, and make certain restricted payments. The Credit Facility also contains certain financial covenants providing that (a) the ratio of consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters must not be greater than 2.00 to 1.00 (the “Leverage Ratio”) and (b) the sum of cash and Cash Equivalents, which includes marketable securities, of Cirrus Logic and its Subsidiaries on a consolidated basis must not be less than $100 million. At March 28, 2015, the Company was in compliance with all covenants under the Credit Agreement. The Company had borrowed $180.4 million under this facility as of March 28, 2015, which is included in long-term liabilities on the consolidated balance sheets under the caption “Debt.” The borrowings were primarily used for refinancing the Interim Credit Facility described below (which was used for financing the Acquisition).

Cirrus Logic entered into a credit agreement (the “Interim Credit Agreement”) with Wells Fargo Bank, National Association as administrative agent and lender, on April 29, 2014, in connection with the Acquisition. The Interim Credit Agreement provided for a $225 million senior secured revolving credit facility (the “Interim Credit Facility”). The Interim Credit Facility was to be used for, among other things, payment of the Offer Consideration in connection with the Acquisition. The Interim Credit Facility would have matured on the earliest to occur of (a) January 23, 2015, (b) the date of termination of the Commitments as a result of a permanent reduction of all of the Commitments (as defined in the Interim Credit Agreement) by Cirrus Logic or (c) the date of termination of the Commitments as a result of an event of default. The Interim Credit Facility was replaced with the Credit Facility described above and matured under scenario (b) above with no outstanding borrowings or accrued interest on the maturity date.

10.	Restructuring Costs

The current fiscal year restructuring costs incurred related to the Acquisition discussed above in Note 7. In the third quarter of fiscal year 2013, the Company committed to a plan to close its Tucson, Arizona design center and move those operations to the Company’s headquarters in Austin, Texas. As a result, the Company incurred a one-time charge for relocation, severance-related items and facility-related costs to operating expenses totaling $3.5 million in the third quarter of fiscal year 2013. The charge included $1.5 million in severance and relocation-related costs and $2.0 million in facility and other related charges. In fiscal year 2014, the Company recorded a credit of approximately $0.6 million related to changes in estimates for the facility, due to new subleases on the vacated property. This information is presented in a separate line item on the Consolidated Statements of Income in operating expenses under the caption “Restructuring and other, net.”

Of the net $2.9 million expense incurred, approximately $2.8 million has been completed, and consisted of severance and relocation-related costs of approximately $1.2 million, an asset impairment charge of approximately $1.0 million, and facility-related costs of approximately $0.6 million. As of March 28, 2015, we have a remaining restructuring accrual of $0.1 million, included in “Other accrued liabilities” on the Consolidated Balance Sheet.

11.	Postretirement Benefit Plans

Pension Plan

As a result of the Acquisition, the Company now fully funds a defined benefit pension scheme (“the Scheme”) maintained by Wolfson, for employees in the United Kingdom, which was closed to new participants as of July 2, 2002. As of April 30, 2011, the participants in the Scheme no longer accrue benefits and therefore the Company will not be required to pay contributions in respect to future accrual.

The Scheme is a trustee-administered fund that is legally separate from Wolfson, which holds the pension plan assets to meet long-term pension liabilities. The pension fund trustees comprise one employee and one employer representative and an independent chairman. The trustees are required by law to act in the best interests of the Scheme’s beneficiaries and the trustees are responsible, in consultation with Wolfson and the Company, for setting certain policies (including the investment policies and strategies) of the fund.

Prior to the Acquisition, Wolfson paid deficit contributions of approximately $1.65 million in April 2014. As of March 28, 2015, the Company was obligated, and subsequently paid, approximately $1.4 million to the Scheme by April 30, 2015 and is obligated to pay approximately $0.6 million by April 30, 2016, which is recorded on the consolidated balance sheets in “Accrued salaries and benefits” and “Other long-term liabilities,” respectively. The Company expects to completely close the Scheme over the next ten years.

The following tables set forth the benefit obligation, the fair value of plan assets, and the funded status of the Scheme (in thousands):

Change in benefit obligation:
Beginning balance at August 21, 2014	$22,959
Expenses	16
Interest cost	544
Benefits paid and expenses	(255)
Actuarial loss	3,827

Total benefit obligation at March 28, 2015	27,091
Change in plan assets:
Beginning balance at August 21, 2014	25,021
Actual return on plan assets	1,969
Benefits paid and expenses	(255)

Fair value of plan assets at March 28, 2015	26,735

Funded status of Scheme at March 28, 2015	$(356)

The assets and obligations of the Scheme are denominated in British Pounds. Based on an actuarial study performed as of March 28, 2015, the Scheme is underfunded and a long-term liability is reflected in the Company’s consolidated balance sheet under the caption “Other long-term liabilities”. The weighted-average discount rate assumption used to determine benefit obligations as of March 28, 2015 was 3.2%.

The components of the Company’s net periodic pension expense (income) are as follows (in thousands):

	Fiscal Years Ended
	March 28,	March 29,
	2015	2014
Expenses	$16	$—
Interest cost	544	—
Expected return on plan assets	(792)	—

	$(232)	$—

The following weighted-average assumptions were used to determine net periodic benefit costs for the year ended March 28, 2015:

Discount rate	4.00%
Expected long-term return on plan assets	5.36%

We report and measure the plan assets of our defined benefit pension at fair value. The Company’s pension plan assets consist of cash, equity securities, corporate debt securities, and diversified growth funds. The fair value of the pension plan assets is determined through an external actuarial valuation, following a similar process of obtaining inputs as described above. The expected long-term return on plan assets is comparable to the discount rate used to value plan liabilities.

The table below sets forth the fair value of our plan assets as of March 28, 2015, using the same three-level hierarchy of fair-value inputs described in Note 4.

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Plan Assets:
Cash	$1,160	$—	$—	$1,160
Pension funds	—	25,575	—	25,575

	$1,160	$25,575	$—	$26,735

Amounts recognized in accumulated other comprehensive income (loss) for the period that have not yet been recognized as components of net periodic benefit cost consist of (in thousands):

Fiscal Year
2015
Net actuarial loss	$1,625

Accumulated other comprehensive loss, before tax	$1,625

The Company will amortize the actuarial loss over a period of twenty-five years based on actuarial assumptions, including life expectancy. The following table provides the estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal year 2016 (in thousands):

Fiscal Year
2016
Transition (asset) obligation	$—
Prior service cost	—
Actuarial loss (gain)	65

The Company expects to contribute $1.4 million to the pension plan in fiscal year 2016 for deficit contributions discussed above.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the following fiscal years (in thousands):

Benefit
Payments
2016	$384
2017	305
2018	314
2019	487
2020	570
Thereafter	2,865

The expected long-term return on plan assets is based on historical actual return experience and estimates of future long-term performance with consideration to the expected investment mix of the plan assets. It is the policy of the Trustees and the Company to review the investment strategy periodically. The Trustees’ investment objectives and the processes undertaken to measure and manage the risks inherent in the Scheme investment strategy are illustrated by the current asset allocation. The current mix is 33% equity securities, 42% corporate debt securities, 21% diversified growth funds and 4% cash. See the related fair value of the assets above.

The Scheme exposes the Company to actuarial risks such as investment (market) risk, interest rate risk, mortality risk, longevity risk and currency risk. A decrease in corporate bond yields, a rise in inflation or an increase in life expectancy would result in an increase to the Scheme liabilities and may give rise to increased benefit expenses in future periods. Caps on inflationary increases are currently in place to protect the Scheme against extreme inflation, however.

The indicative impact on net periodic benefit cost based on defined sensitivities is as follows:

Change	Approximate impact on liabilities
Decrease discount rate by 0.1%, per year	2% increase
Increase inflation linked assumptions by 0.1%, per year	2% increase (of inflation-linked liabilities)
Increase life expectancy by 1 year	2% increase

401(k) Plan

We have a 401(k) Profit Sharing Plan (the “401(k) Plan”) covering all of our qualifying domestic employees. Under the 401(k) Plan, employees may elect to contribute any percentage of their annual compensation up to the annual IRS limitations. Beginning in the fourth quarter of fiscal year 2014, the Company matches 50 percent of the first 8 percent of the employees’ annual contribution; prior to that, the Company matched 50 percent of the first 6 percent of the employee’s annual contribution. We made matching employee contributions of $2.5 million, $1.8 million, and $1.5 million during fiscal years 2015, 2014, and 2013, respectively.

12.	Equity Compensation

The Company is currently granting equity awards from the 2006 Stock Incentive Plan (the “Plan”), which was approved by stockholders in July 2006. The Plan provides for granting of stock options, restricted stock awards, performance awards, phantom stock awards, and bonus stock awards, or any combination of the foregoing. To date, the Company has granted stock options, restricted stock awards, phantom stock awards (also called restricted stock units), and performance awards (also called market stock units) under the Plan. Each stock option granted reduces the total shares available for grant under the Plan by one share. Each full value award granted (including restricted stock awards, restricted stock units and market stock units) reduces the total shares available for grant under the Plan by 1.5 shares. Stock options generally vest between zero and four years, and are exercisable for a period of ten years from the date of grant. Generally, restricted stock awards are subject to vesting schedules up to four years. Restricted stock units are generally subject to vesting from one to three years, depending upon the terms of the grant. Market stock units are subject to a vesting schedule of three years.

The following table summarizes the activity in total shares available for grant (in thousands):

Shares
Available for
Grant
Balance, March 31, 2012	6,257
Plans terminated	—
Granted	(1,600)
Forfeited	468

Balance, March 30, 2013	5,125
Plans terminated	—
Granted	(1,785)
Forfeited	207

Balance, March 29, 2014	3,547
Plans terminated	—
Shares added	3,300
Granted	(3,181)
Forfeited	230

Balance, March 28, 2015	3,896

As of March 28, 2015, approximately 12.6 million shares of common stock were reserved for issuance under the Plan.

Stock Compensation Expense

The following table summarizes the effects of stock-based compensation on cost of goods sold, research and development, sales, general and administrative, pre-tax income, and net income after taxes for shares granted under the Plan (in thousands, except per share amounts):

	Fiscal Year
	2015	2014	2013
Cost of sales	$747	$864	$751
Research and development	11,222	10,392	10,549
Sales, general and administrative	25,580	11,818	10,195

Effect on pre-tax income	37,549	23,074	21,495
Income Tax Benefit	(37,692)	(8,445)	(106)

Total share-based compensation expense (benefit) (net of taxes)	(143)	14,629	21,389

Share-based compensation effects on basic earnings per share	$1.20	$0.50	$0.33
Share-based compensation effects on diluted earnings per share	1.15	0.48	0.32
Share-based compensation effects on operating activities cash flow	(143)	14,629	21,389
Share-based compensation effects on financing activities cash flow	37,692	8,445	106

The total share based compensation expense included in the table above and which is attributable to restricted stock awards, restricted stock units and market stock units was $34.0 million, $18.6 million, $16.3 million, for fiscal years 2015, 2014, and 2013, respectively.

As of March 28, 2015, there was $40.7 million of compensation costs related to non-vested stock options, restricted stock units, and market stock units granted under the Company’s equity incentive plans not yet recognized in the Company’s financial statements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.27 years for stock options, 1.50 years for restricted stock units, and 2.51 years for market stock units.

Stock Options

We estimated the fair value of each stock option granted on the date of grant using the Black-Scholes option-pricing model using a dividend yield of zero and the following additional assumptions:

	Year Ended
	March 28, 2015	March 29, 2014	March 30, 2013
Expected stock price volatility	38.79 - 42.12%	51.93 - 54.34%	63.42%
Risk-free interest rate	0.49 - 0.91%	0.47 - 0.52%	0.31%
Expected term (in years)	2.15 - 2.87	2.46 - 2.61	2.46

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

Using the Black-Scholes option valuation model, the weighted average estimated fair values of employee stock options granted in fiscal years 2015, 2014, and 2013, were $7.26, $10.45, and $20.43, respectively.

During fiscal years 2015, 2014, and 2013, we received a net $5.2 million, $5.1 million, $12.0 million, respectively, from the exercise of 0.7 million, 0.8 million, and 1.7 million, respectively, stock options granted under the Company’s Stock Plan.

The total intrinsic value of stock options exercised during fiscal year 2015, 2014, and 2013, was $12.8 million, $12.4 million, and $48.6 million, respectively. Intrinsic value represents the difference between the market value of the Company’s common stock at the time of exercise and the strike price of the stock option.

Additional information with respect to stock option activity is as follows (in thousands, except per share amounts):

	Outstanding Options
		Weighted
		Average
	Number	Exercise Price
Balance, March 31, 2012	5,904	$8.23
Options granted	264	37.22
Options exercised	(1,746)	6.88
Options forfeited	(144)	12.52
Options expired	—	20.25

Balance, March 30, 2013	4,278	$10.42
Options granted	318	23.45
Options exercised	(834)	6.12
Options forfeited	(10)	15.33
Options expired	(27)	19.52

Balance, March 29, 2014	3,725	$12.42
Options granted	310	21.69
Options exercised	(696)	7.47
Options forfeited	(5)	19.94
Options expired	(1)	4.65

Balance, March 28, 2015	3,333	$14.31

Additional information with regards to outstanding options that are vesting, expected to vest, or exercisable as of March 28, 2015 is as follows (in thousands, except years and per share amounts):

		Weighted	Weighted Average
	Number of	Average	Remaining Contractual	Aggregate
	Options	Exercise price	Term (years)	Intrinsic Value
Vested and expected to vest	3,311	$14.25	5.43	$64,449
Exercisable	2,670	$11.83	4.66	$58,150

In accordance with U.S. GAAP, stock options outstanding that are expected to vest are presented net of estimated future option forfeitures, which are estimated as compensation costs are recognized. Options with a fair value of $4.4 million, $4.8 million, and $4.8 million, became vested during fiscal years 2015, 2014, and 2013, respectively.

The following table summarizes information regarding outstanding and exercisable options as of March 28, 2015 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
		Contractual Life	Average Exercise	Number	Average
Range of Exercise Prices	Number	(years)	Price	Exercisable	Exercise Price
$2.82 - $5.53	306	3.67	$5.19	306	$5.19
$5.55 - $5.55	688	4.53	5.55	688	5.55
$5.66 - $7.87	568	2.26	7.39	568	7.39
$8.06 - $16.25	764	5.79	15.29	710	15.28
$16.28 - $23.34	656	8.29	21.48	218	20.90
$23.80 - $38.99	351	7.89	35.11	180	36.49

	3,333	5.45	$14.31	2,670	$11.83

As of March 28, 2015 and March 29, 2014, the number of options exercisable was 2.7 million and 3.0 million, respectively.

Restricted Stock Awards

The Company periodically grants restricted stock awards (“RSA’s”) to select employees. The grant date for these awards is equal to the measurement date and the awards are valued as of the measurement date and amortized over the requisite vesting period, which is no more than four years. A summary of the activity for RSA’s in fiscal years 2015, 2014, and 2013, is presented below (in thousands, except per share amounts):

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Shares	(per share)
March 31, 2012	40	$7.19
Granted	27	28.24
Vested	(62)	15.45
Forfeited	—	—

March 30, 2013	5	17.28
Granted	—	—
Vested	—	—
Forfeited	—	—

March 29, 2014	5	17.28
Granted	—	—
Vested	(5)	17.28
Forfeited	—	—

March 28, 2015	—	$—

There were no RSA’s outstanding as of March 28, 2015. RSA’s with a fair value of $86 thousand and $951 thousand became vested during fiscal years 2015 and 2013, respectively. No RSA’s became vested during fiscal year 2014.

Restricted Stock Units

Commencing in fiscal year 2011, the Company began granting restricted stock units (“RSU’s”) to select employees. These awards are valued as of the grant date and amortized over the requisite vesting period. Generally, RSU’s vest 100 percent on the first to third anniversary of the grant date depending on the vesting specifications. A summary of the activity for RSU’s in fiscal year 2015, 2014, and 2013 is presented below (in thousands, except year and per share amounts):

		Weighted
		Average
	Shares	Fair Value
March 31, 2012	1,616	$16.52
Granted	864	37.26
Vested	(193)	20.56
Forfeited	(216)	21.46

March 30, 2013	2,071	23.66
Granted	977	22.55
Vested	(626)	17.71
Forfeited	(113)	25.81

March 29, 2014	2,309	25.26
Granted	1,887	22.04
Vested	(1,224)	19.52
Forfeited	(151)	26.17

March 28, 2015	2,821	$25.57

The aggregate intrinsic value of RSU’s outstanding as of March 28, 2015 was $93.9 million. Additional information with regards to outstanding restricted stock units that are expected to vest as of March 28, 2015, is as follows (in thousands, except year and per share amounts):

		Weighted	Weighted Average
		Average	Remaining Contractual
	Shares	Fair Value	Term (years)
Expected to vest	2,646	$25.57	1.46

RSU’s outstanding that are expected to vest are presented net of estimated future forfeitures, which are estimated as compensation costs are recognized. RSU’s with a fair value of $23.9 million and $11.1 million became vested during fiscal years 2015 and 2014, respectively. The majority of RSUs that vested in 2015 and 2014 were net settled such that the Company withheld a portion of the shares at fair value to satisfy tax withholding requirements. In fiscal years 2015 and 2014, the vesting of RSU’s reduced the authorized and unissued share balance by approximately 1.2 million and 0.6 million, respectively. Total shares withheld and subsequently retired out of the Plan were approximately 0.2 million and 0.2 million, and total payments for the employees’ tax obligations to taxing authorities were $4.6 million and $3.9 million for fiscal years 2015 and 2014, respectively. A portion of RSUs that vested in fiscal year 2015 and 2014 were cash settled such that the Company received cash from employees in lieu of withholding shares to satisfy tax withholding requirements. The total amount received from cash settled shares during fiscal year 2015 and 2014 was $0.1 million and $0.2 million, respectively.

Market Stock Units

In fiscal year 2015, the Company began granting market stock units (“MSU’s”) to select employees. MSU’s vest based upon the relative total shareholder return (“TSR”) of the Company as compared to that of the Index. The requisite service period for these MSU’s is also the vesting period, which is three years. The fair value of each MSU granted was determined on the date of grant using the Monte Carlo simulation, which calculates the present value of the potential outcomes of future stock prices of the Company and the Index over the requisite service period. The projection of the stock prices are based on the risk-free rate of return, the volatilities of the stock price of the Company and the Index, the correlation of the stock price of the Company with the Index, and the dividend yield.

The fair values estimated from the Monte Carlo simulation were calculated using a dividend yield of zero and the following additional assumptions:

Year Ended
March 28,
2015
Expected stock price volatility	39.65%
Risk-free interest rate	1.00%
Expected term (in years)	3.00

Using the Monte Carlo simulation, the weighted average estimated fair value of the MSU’s granted in fiscal year 2015 was $22.00. A summary of the activity for MSU’s in fiscal year 2015 is presented below (in thousands, except year and per share amounts):

		Weighted
		Average
	Shares	Fair Value
March 29, 2014	—	$—
Granted	35	22.00
Vested	—	—
Forfeited	—	—

March 28, 2015	35	$22.00

The aggregate intrinsic value of MSU’s outstanding as of March 28, 2015 was $1.2 million. Additional information with regard to outstanding MSU’s that are expected to vest as of March 28, 2015 is as follows (in thousands, except year and per share amounts):

		Weighted	Weighted Average
		Average	Remaining Contractual
	Shares	Fair Value	Term (years)
Expected to vest	35	$22.00	2.51

No MSU’s became vested in 2015.

13.	Commitments and Contingencies

Facilities and Equipment Under Operating and Capital Lease Agreements

We currently own our corporate headquarters, our UK headquarters, and select surrounding properties. We lease certain of our other facilities and certain equipment under operating lease agreements, some of which have renewal options. Certain of these arrangements provide for lease payment increases based upon future fair market rates. As of May 1, 2015, our principal facilities are located in Austin, Texas and Edinburgh, Scotland, United Kingdom.

The Company closed operations in Tucson, Arizona during fiscal year 2013, which included 28,000 square feet of leased office space which was primarily occupied by engineering personnel. The term of this lease extends through May 2015.

Total rent expense under operating leases was approximately $4.0 million, $2.8 million, and $3.2 million, for fiscal years 2015, 2014, and 2013, respectively. Sublease rental income was $0.1 million, $0.1 million, and $0.1 million, for fiscal years 2015, 2014, and 2013, respectively.

As of March 28, 2015, there was equipment held under a capital lease with a cost basis of $1.1 million. The Company has recorded accumulated depreciation related to this equipment of $0.1 million as of March 28, 2015. The future minimum rental commitments under the capital lease are approximately $246 thousand for fiscal year 2016, $246 thousand for fiscal year 2017, $245 thousand for fiscal year 2018 and $245 thousand for fiscal year 2019.

The aggregate minimum future rental commitments under all operating leases, net of sublease income, for the following fiscal years are (in thousands):

	Facilities	Subleases	Net Facilities Commitments	Equipment Commitments	Total Commitments
2016	$4,388	$27	$4,361	$26	$4,387
2017	3,914	—	3,914	22	3,936
2018	2,074	—	2,074	9	2,083
2019	1,083	—	1,083	4	1,087
2020	501	—	501	—	501
Thereafter	193	—	193	—	193

Total minimum lease payment	$12,153	$27	$12,126	$61	$12,187

Wafer, Assembly, Test and Other Purchase Commitments

We rely primarily on third-party foundries for our wafer manufacturing needs. As of March 28, 2015, we had agreements with multiple foundries for the manufacture of wafers. On December 22, 2011, the Company entered into a $10 million Capacity Investment and Loading Agreement with STATS ChipPAC Ltd (Supplier Agreement) in order to secure assembly and test capacity for certain products. As part of the agreement, we were eligible to receive rebates on our purchases up to the full amount of the specified $10 million in the Supplier Agreement upon our meeting certain purchase volume milestones. As of March 28, 2015, the full amount related to the agreement rebates had been received. Other than the previously mentioned agreement, our foundry agreements do not have volume purchase commitments and primarily provide for purchase commitments based on purchase orders, with the exception of a few “take or pay” clauses included in vendor contracts that are immaterial at March 28, 2015. Cancellation fees or other charges may apply and are generally dependent upon whether wafers have been started or the stage of the manufacturing process at which the notice of cancellation is given. As of March 28, 2015, we had foundry commitments of $98.2 million.

In addition to our wafer supply arrangements, we contract with third-party assembly vendors to package the wafer die into finished products. Assembly vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry. We had non-cancelable assembly purchase orders with numerous vendors totaling $5.5 million at March 28, 2015.

Test vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry. Our total non-cancelable commitment for outside test services as of March 28, 2015 was $10.2 million.

Other purchase commitments primarily relate to multi-year tool commitments, and were $46.8 million at March 28, 2015.

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

On June 4, 2012, U.S. Ethernet Innovations, LLC (the “Plaintiff”) filed suit against Cirrus Logic and two other defendants in the U.S. District Court, Eastern District of Texas. The Plaintiff alleges that Cirrus Logic infringed four U.S. patents relating to Ethernet technology. In its complaint, the Plaintiff indicated that it is seeking unspecified monetary damages, including up to treble damages for willful infringement. We answered the complaint on June 29, 2012, denying the allegations of infringement and seeking a declaratory judgment that the patents in suit were invalid and not infringed. The parties entered into a settlement agreement on May 30, 2013. In exchange for a full release of claims as it relates to the asserted patent, we paid the Plaintiff $0.7 million. This amount is recorded as a separate line item on the Consolidated Statements of Income under the caption “Patent infringement settlements, net.”

On June 17, 2014, Enterprise Systems Technologies S.a.r.l. (the “Plaintiff”) filed suit against Cirrus Logic, Inc. in the U.S. District Court, District of Delaware. The Plaintiff alleged that Cirrus Logic indirectly infringed two U.S. patents through the manufacture and sale of digital signal processors, audio codecs, audio processors, and other components included in communications and consumer electronic devices such as smartphones and computers. The Plaintiff sought unspecified monetary damages. On July 23, 2014, the Plaintiff filed an amended complaint removing allegations associated with one of the two patents. On August 25, 2014, the lawsuit was stayed pending resolution of the proceedings in the International Trade Commission (“ITC”) described below. The suit was concluded on March 6, 2015, when the Plaintiff dismissed with prejudice any claims against Cirrus Logic.

On July 16, 2014, the Plaintiff requested the ITC to investigate the impact of certain products that allegedly infringe the same patent asserted in the District Court of Delaware. The Plaintiff was seeking a limited exclusion order against certain Apple, Inc. products that incorporate the Company’s components. The matter was concluded when the ITC terminated its investigation with respect to Cirrus Logic on March 9, 2015, and on March 30, 2015, the ITC made such termination decision final.

15.	Stockholders’ Equity

Share Repurchase Program

On November 20, 2012, we announced that our Board of Directors authorized a share repurchase program of up to $200 million of the Company’s common stock. As of March 28, 2015, the Company had repurchased 6.2 million shares at a cost of approximately $148.3 million, or an average cost of $23.87 per share. Of this total, 0.6 million shares were purchased in the current fiscal year at a cost of $10.5 million, or an average cost of $18.17 per share. As of March 28, 2015, approximately $51.7 million remains available for repurchase under this plan.

All of these shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of March 28, 2015.

Preferred Stock

We have 5.0 million shares of Preferred Stock authorized. As of March 28, 2015, we have not issued any of the authorized shares.

16.	Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss is comprised of foreign currency translation adjustments, unrealized gains and losses on investments classified as available-for-sale, and actuarial gains and losses on our pension plan assets. The foreign currency translation adjustments are not currently adjusted for income taxes because they relate to indefinite investments in non-U.S. subsidiaries that have since changed from a foreign functional currency to a U.S dollar functional currency.

The following table summarizes the changes in the components of accumulated other comprehensive loss, net of tax (in thousands):

	Foreign Currency	Unrealized Gains (Losses) on Securities	Actuarial Gains (Losses) on Pension Plan	Total
Balance, March 31, 2012	$(770)	$8	$—	$(762)
Current period marketable securities activity	—	(157)	—	(157)
Tax effect	—	—	—	—

Balance, March 30, 2013	$(770)	$(149)	$—	$(919)
Current period marketable securities activity	—	(31)	—	(31)
Tax effect	—	64	—	64

Balance, March 29, 2014	$(770)	$(116)	$—	$(886)
Current period marketable securities activity	—	107	—	107
Current period actuarial gain/loss activity	—	—	(1,625)	(1,625)
Tax effect	—	(38)	332	294

Balance, March 28, 2015	$(770)	$(47)	$(1,293)	$(2,110)

17.	Income Taxes

Income before income taxes consisted of (in thousands):

	Year Ended
	March 28,	March 29,	March 30,
	2015	2014	2013
United States	$133,295	$155,431	$200,124
Non-U.S.	(41,746)	306	1,066

	$91,549	$155,737	$201,190

The provision (benefit) for income taxes consists of (in thousands):

	Year Ended
	March 28,	March 29,	March 30,
	2015	2014	2013
Current:
Federal	$42,102	$10,550	$3,537
State	63	258	323
Non-U.S.	445	335	243

Total current tax provision	$42,610	$11,143	$4,103

Deferred:
U.S.	2,136	36,543	60,506
Non-U.S.	(8,375)	(60)	(17)

Total deferred tax provision (benefit)	(6,239)	36,483	60,489

Total tax provision	$36,371	$47,626	$64,592

The effective income tax rates differ from the rates computed by applying the statutory federal rate to pretax income as follows (in percentages):

	Year Ended
	March 28,	March 29,	March 30,
	2015	2014	2013
Expected income tax provision at the U.S. federal statutory rate	35.0	35.0	35.0
Valuation allowance changes affecting the provision of income taxes	(0.3)	(0.1)	(1.3)
Foreign taxes at different rates	7.3	0.1	(0.1)
R&D credit	(3.6)	(0.9)	(2.1)
Stock compensation	(0.8)	(0.1)	0.1
Recognition of prior year benefit	—	(4.1)	—
Nondeductible expenses	2.3	0.5	0.3
Other	(0.2)	0.2	0.2

Provision for income taxes	39.7	30.6	32.1

Significant components of our deferred tax assets and liabilities as of March 28, 2015 and March 29, 2014 are (in thousands):

	March 28,	March 29,
	2015	2014
Deferred tax assets:
Inventory valuation	$6,377	$7,692
Accrued expenses and allowances	4,705	3,905
Net operating loss carryforwards	57,878	29,062
Research and development tax credit carryforwards	14,567	15,164
State tax credit carryforwards	225	231
Capitalized research and development	1,793	3,485
Other	30,695	28,627

Total deferred tax assets	$116,240	$88,166
Valuation allowance for deferred tax assets	(33,190)	(32,159)

Net deferred tax assets	$83,050	$56,007

Deferred tax liabilities:
Depreciation and amortization	$6,827	$5,709
Acquisition intangibles	35,242	3,209

Total deferred tax liabilities	$42,069	$8,918

Total net deferred tax assets	$40,981	$47,089

These net deferred tax assets have been categorized on the Consolidated Balance Sheets as of March 28, 2015 and March 29, 2014 as follows:

	March 28,	March 29,
	2015	2014
Current deferred tax assets	$18,559	$22,024
Long-term deferred tax assets	25,593	25,065
Long-term deferred tax liabilities	(3,171)	—

Total net deferred tax assets	$40,981	$47,089

The current and long-term deferred tax assets are disclosed separately under their respective captions on the Consolidated Balance Sheets. The long-term deferred tax liabilities are included in “Other long-term liabilities” on the Consolidated Balance Sheets.

The valuation allowance increased by $1.0 million in fiscal year 2015 from fiscal year 2014. The increase during fiscal year 2015 was primarily due to the acquisition of stock of Wolfson Microelectronics, Inc., a U.S. corporation previously owned by Wolfson. Wolfson Microelectronics, Inc. had a Federal net operating loss that will not be fully realized due to the limitations of Internal Revenue Code Section 382. The Company maintained its valuation allowance on various state net operating losses and credits due to the likelihood that they will expire or go unutilized because the Company no longer has a significant apportionment in the jurisdiction in which the attribute was created. With regard to the remaining deferred tax assets, management believes that the Company’s results from future operations will generate sufficient taxable income such that it is more likely than not that these deferred tax assets will be realized.

At March 28, 2015, we had gross federal net operating loss carryforwards of $26.2 million. All of the $26.2 million relates to acquired companies and are, therefore, subject to certain limitations under Section 382 of the Internal Revenue Code. We had gross state net operating losses in various states that total $88.3 million. The federal net operating loss carryforwards expire in fiscal years 2019 through 2034. The state net operating loss carryforwards expire in fiscal years 2016 through 2034. We also have gross non-U.S. net operating losses of $147.6 million, which do not expire.

At March 28, 2015, we had $5.1 million of Federal research and development credit carryforwards, none of which are reflected as deferred tax assets at the end of the fiscal year since, under the “with and without method”, they are deemed to have been utilized for U.S. GAAP purposes. Of the $14.6 million of state research and development credits reflected as deferred tax assets, $2.9 million will expire in fiscal years 2022 through 2027. The remaining $11.7 million of state research and development credits are not subject to expiration.

The cumulative undistributed earnings in our non-U.S. subsidiaries is currently negative. We have no unrecognized deferred tax liability on these earnings.

We record unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns. The unrecognized tax benefits balance was zero at March 28, 2015 and March 29, 2014. Due to the Wolfson acquisition and subsequent post-acquisition integration, it is reasonably possible that the total amount of unrecognized tax benefits could increase within the next 12 months. An estimate of the range of increase is impracticable as of March 28, 2015.

We accrue interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. As of March 28, 2015, the balance of accrued interest and penalties was zero. No interest or penalties were incurred during fiscal year 2015 or 2014.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Fiscal years 2012 through 2015 remain open to examination by the major taxing jurisdictions to which we are subject.

18.	Segment Information

We determine our operating segments in accordance with Financial Accounting Standards Board (“FASB”) guidelines. Our Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker under these guidelines.

The Company operates and tracks its results in one reportable segment, but reports revenue performance in two product lines, which currently are portable audio and non-portable audio and other. Our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources, rather than detailed information at a product line level. Additionally, our product lines have similar characteristics and customers. They share operations support functions such as sales, public relations, supply chain management, various research and development and engineering support, in addition to the general and administrative functions of human resources, legal, finance and information technology. Therefore, there is no complete, discrete financial information maintained for these product lines. Revenue from our product lines are as follows (in thousands):

	Fiscal Years Ended
	March 28,	March 29,	March 30,
	2015	2014	2013
Portable Audio Products	$740,301	$562,718	$651,974
Non-Portable Audio and Other Products	176,267	151,620	157,812

	$916,568	$714,338	$809,786

Geographic Area

The following illustrates sales by geographic locations based on the sales office location (in thousands):

	Fiscal Years Ended
	March 28,	March 29,	March 30,
	2015	2014	2013
United States	$31,977	$35,582	$38,670
European Union (excluding United Kingdom)	13,629	13,125	17,601
United Kingdom	2,805	1,513	1,610
China	728,413	617,850	700,051
Hong Kong	15,087	6,057	8,590
Japan	14,353	5,150	9,299
South Korea	69,327	9,338	8,975
Taiwan	15,272	13,739	11,694
Other Asia	10,991	11,112	10,387
Other non-U.S. countries	14,714	872	2,909

Total consolidated sales	$916,568	$714,338	$809,786

The following illustrates property, plant and equipment, net, by geographic locations, based on physical location (in thousands):

	Fiscal Years Ended
	March 28,	March 29,
	2015	2014
United States	$114,935	$103,287
United Kingdom	28,925	16
China	245	265
Hong Kong	1	2
Japan	3	12
South Korea	3	5
Taiwan	216	52
Other Asia	18	11

Total consolidated property, plant and equipment, net	$144,346	$103,650

19.	Quarterly Results (Unaudited)

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

The unaudited quarterly statement of operations data for each quarter of fiscal years 2015 and 2014 were as follows (in thousands, except per share data):

	Fiscal Year 2015
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Net sales	$152,565	$210,214	$298,606	$255,183
Gross profit	75,375	100,567	130,831	118,975
Net income	10,248	852	22,729	21,349
Basic income per share	$0.17	$0.01	$0.36	$0.34
Diluted income per share	0.16	0.01	0.35	0.32

	Fiscal Year 2014
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Net sales	$155,125	$190,671	$218,883	$149,659
Gross profit	79,498	99,448	103,849	73,368
Net income	20,642	33,367	41,500	12,602
Basic income per share	$0.33	$0.53	$0.66	$0.20
Diluted income per share	0.31	0.50	0.63	0.20

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon the evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 28, 2015 at the reasonable assurance level.

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

Based on its assessment of internal control over financial reporting, management has concluded that our internal control over financial reporting was effective as of March 28, 2015, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Wolfson has been excluded from management’s assessment of internal control over financial reporting as of March 28, 2015, because it was acquired by the Company in an acquisition in August, 2014. Wolfson is a 100% owned subsidiary whose total assets and total sales represent approximately 15% and 11%, respectively, of the related consolidated financial statement amounts of the Company as of and for the year ended March 28, 2015.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting as of March 28, 2015, included in Item 8 of this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 28, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.  Directors , Executive Officers and Corporate Governance

The information set forth in the proxy statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on July 29, 2015 (the “Proxy Statement”) under the headings Corporate Governance — Board Meetings and Committees, Corporate Governance – Audit Committee,

Proposals to be Voted on - Proposal No. 1 - Election of Directors, Summary of Executive Compensation, and Section 16(a) Beneficial Ownership Reporting Compliance is incorporated herein by reference.

ITEM 11.  Executive Compensation

The information set forth in the Proxy Statement under the headings Director Compensation Arrangements, Compensation Discussion and Analysis, Compensation Committee Report, and Proposals to be Voted on – Proposal No. 3 – Advisory Vote to Approve the Compensation of Named Executive Officers, Proposal No. 4—Approval of the Third Amendment to, and the Restatement of, the 2006 Stock Incentive Plan and Proposal No. 5 – Approval of Material Terms of the 2006 Incentive Plan, as amended and restated by the Third Amendment, for purposes of complying with the requirements of Section  162(m) of the Internal Revenue Code are incorporated herein by reference.

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

PART IV

ITEM 15.   Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.	Consolidated Financial Statements

¡	Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm.

¡	Consolidated Balance Sheets as of March 28, 2015 and March 29, 2014.

¡	Consolidated Statements of Income for the fiscal years ended March 28, 2015, March 29, 2014, and March 30, 2013.

¡	Consolidated Statements of Comprehensive Income for the fiscal years ended March 28, 2015, March 29, 2014, and March 30, 2013.

¡	Consolidated Statements of Cash Flows for the fiscal years ended March 28, 2015, March 29, 2014, and March 30, 2013.

¡	Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 28, 2015, March 29, 2014, and March 30, 2013.

¡	Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

3.	Exhibits

The following exhibits are filed as part of or incorporated by reference into this Annual Report on Form 10-K:

Number	Description

2.1	Cooperation Agreement dated April 29, 2014 between the Company and Wolfson Microelectronics plc. (1)

3.1	Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (2)

3.2	Amended and Restated Bylaws of Registrant. (3)

10.1+	Cirrus Logic, Inc. 1996 Stock Plan, as amended and restated as of December 4, 2007. (4)

10.2+	2002 Stock Option Plan, as amended. (5)

10.3+	Cirrus Logic, Inc. 2006 Stock Incentive Plan, amended and restated as of July 28, 2014. (13)

10.4+	Form of Stock Option Agreement for options granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (7)

10.5+	Form of Notice of Grant of Stock Option for options granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (6)

10.6+	Form of Stock Option Agreement for Outside Directors under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (8)

10.7+	Form of Restricted Stock Unit Agreement for U.S. Employees under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (7)

10.8+*	Form of Restricted Stock Unit Agreement for U.K. Employees under the Cirrus Logic, Inc. 2006 Stock Incentive Plan.

10.9+	Form of Notice of Grant of Restricted Stock Units granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (7)

10.10+	Form of Performance Award Agreement for U.S. Employees under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (15)

10.11+*	Form of Notice of Performance Award Agreement for U .S. Employees under the Cirrus Logic Inc. 2006 Stock Incentive Plan.

10.12+	2007 Executive Severance and Change of Control Plan, effective as of October 1, 2007, as amended and restated on March 4, 2014. (9)

10.13+	2007 Management and Key Individual Contributor Incentive Plan, as amended on May 28, 2013. (10)

10.14	The Revised Stipulation of Settlement dated March 10, 2009. (11)

10.15	Credit Agreement dated April 19, 2012, among the Company, Wells Fargo Bank, National Association, as Administrative Agent and Issuing Lender, Barclays Bank, as Syndication Agent, Wells Fargo Securities, LLC and Barclays Capital, as Joint Lead Arrangers and Co-Book Managers, and the lenders referred to therein. (12)

10.16	Credit Agreement dated April 29, 2014 among the Company, Wells Fargo Bank and National Association, as Administrative Agent and Lender. (1)

10.17	Credit Agreement dated August 29, 2014 among Registrant, Wells Fargo Bank and National Association, as Administrative Agent and Initial Issuing Lender. (14)

14.1*	Code of Conduct, dated March 24, 2015.

21.1*	List of Subsidiaries.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (see signature page).

Number	Description

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.

*	Filed with this Form 10-K.

(1)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on April 29, 2014 (Registration No. 000-17795).

(2)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the SEC on June 22, 2001 (Registration No. 000-17795).

(3)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on September 20, 2013.

(4)	Incorporated by reference from Registrant’s Report on Form 10-Q filed with the SEC on January 30, 2008.

(5)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 29, 2003, filed with the SEC on June 13, 2003 (Registration No. 000-17795).

(6)	Incorporated by reference from Registration’s Statement on Form S-8 filed with the SEC on August 1, 2006 (Registration No. 000-17795), as amended on Form 8-K filed with the SEC on March 4, 2014 (Registration No. 000-17795).

(7)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on October 7, 2010.

(8)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on August 1, 2007.

(9)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on March 10, 2014.

(10)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 30, 2013, filed with the SEC on May 29, 2013 (Registration No. 000-17795).

(11)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on April 1, 2009.

(12)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on April 25, 2012.

(13)	Incorporated by reference from Registration’s Statement on Form S-8 filed with the SEC on December 15, 2014 (Registration No. 333-200968).

(14)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on September 3, 2014.

(15)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on September 22, 2014.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

CIRRUS LOGIC, INC.

By:	/S/ THURMAN K. CASE
Thurman K. Case
Vice President, Chief Financial Officer and Chief Accounting Officer
May 27, 2015

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities and on the dates indicated have signed this report below:

Signature	Title	Date

/s/ JASON P. RHODE	President and Chief Executive Officer	May 27, 2015
Jason P. Rhode

/S/ THURMAN K. CASE	Vice President, Chief Financial Officer and Chief Accounting Officer	May 27, 2015
Thurman K. Case

/S/ JOHN C. CARTER	Director	May 27, 2015
John C. Carter

/S/ ALEX DAVERN	Director	May 27, 2015
Alex Davern

/S/ TIMOTHY R. DEHNE	Director	May 27, 2015
Timothy R. Dehne

/S/ CHRISTINE KING	Director	May 27, 2015
Christine King

/S/ ALAN R. SCHUELE	Director	May 27, 2015
Alan R. Schuele

/S/ WILLIAM D. SHERMAN	Director	May 27, 2015
William D. Sherman

/S/ SUSAN WANG	Director	May 27, 2015
Susan Wang