Form 10-Q
period 2015-06-27
CIRRUS LOGIC INC
filed 2015-07-22
CIK 772406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27,  2015

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐    NO ☑

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of July 17,  2015  was 63,499,396.

CIRRUS LOGIC, INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED JUNE 27, 2015

Part I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	June 27,	March 28,
	2015	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$102,531	$76,401
Marketable securities	120,226	124,246
Accounts receivable, net	120,838	112,608
Inventories	126,195	84,196
Deferred tax assets	5,276	18,559
Prepaid assets	24,019	27,093
Other current assets	8,963	8,810
Total current assets	508,048	451,913

Long-term marketable securities	50,629	60,072
Property and equipment, net	152,018	144,346
Intangibles, net	169,158	175,743
Goodwill	263,583	263,115
Deferred tax assets	25,639	25,593
Other assets	24,578	27,996
Total assets	$1,193,653	$1,148,778

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$146,370	$112,213
Accrued salaries and benefits	21,380	24,132
Deferred income	4,736	6,105
Software license agreements	19,697	18,711
Other accrued liabilities	10,939	15,417
Total current liabilities	203,122	176,578

Long-term liabilities:
Debt	160,439	180,439
Software license agreements	18,411	26,204
Other long-term liabilities	11,909	8,786
Total long-term liabilities	190,759	215,429

Stockholders' equity:
Capital stock	1,170,436	1,159,494
Accumulated deficit	(367,691)	(400,613)
Accumulated other comprehensive loss	(2,973)	(2,110)
Total stockholders' equity	799,772	756,771
Total liabilities and stockholders' equity	$1,193,653	$1,148,778

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended
	June 27,	June 28,
	2015	2014
Net sales	$282,633	$152,565
Cost of sales	150,179	77,190
Gross profit	132,454	75,375
Operating expenses
Research and development	65,835	39,777
Selling, general and administrative	29,119	19,683
Patent agreement, net	(12,500)	-
Total operating expenses	82,454	59,460
Income from operations	50,000	15,915
Interest income	254	195
Interest expense	(892)	(662)
Other income	136	501
Income before income taxes	49,498	15,949
Provision for income taxes	16,144	5,701
Net income	33,354	10,248

Basic earnings per share	$0.53	$0.17
Diluted earnings per share	$0.50	$0.16
Basic weighted average common shares outstanding	63,274	62,032
Diluted weighted average common shares outstanding	66,410	64,688

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended
	June 27,	June 28,
	2015	2014
Net income	33,354	10,248
Other comprehensive income (loss), before tax
Changes to foreign currency
Foreign currency translation	(783)	-
Changes to available-for-sale securities
Unrealized gain (loss) on marketable securities	(148)	100
Changes to pension liabilities
Reclassification of actuarial loss to net income	16	-
Benefit (provision) for income taxes	52	(35)
Comprehensive income	$32,491	$10,313

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three Months Ended
	June 27,	June 28,
	2015	2014
Cash flows from operating activities:
Net income	$33,354	$10,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,388	4,097
Stock compensation expense	8,272	5,622
Deferred income taxes	12,769	2,134
Loss on retirement or write-off of long-lived assets	156	325
Actuarial loss amortization on defined benefit pension plan	16	-
Excess tax benefit from employee stock options	-	(3,119)
Other non-cash charges	3,884	2,125
Net change in operating assets and liabilities:
Accounts receivable, net	(8,230)	(13,999)
Inventories	(41,999)	(22,259)
Other current assets	2,792	-
Other assets	-	(698)
Accounts payable and other accrued liabilities	20,149	24,010
Deferred income	(1,369)	1,767
Income taxes payable	-	2,513
Net cash provided by operating activities	43,182	12,766

Cash flows from investing activities:
Proceeds from sale of available for sale marketable securities	36,017	246,865
Purchases of available for sale marketable securities	(22,649)	(9,290)
Purchases of property, equipment and software	(10,601)	(3,274)
Investments in technology	(1,816)	(112)
Purchase of hedge	-	(11,095)
(Increase) decrease in deposits and other assets	(232)	118
Net cash provided by investing activities	719	223,212

Cash flows from financing activities:
Principal payments on long-term revolver	(20,000)	-
Debt issuance costs	-	(2,978)
Issuance of common stock, net of shares withheld for taxes	2,661	852
Repurchase of stock to satisfy employee tax withholding obligations	(432)	(277)
Excess tax benefit from employee stock options	-	3,119
Net cash (used in) provided by financing activities	(17,771)	716

Net increase in cash and cash equivalents	26,130	236,694

Cash and cash equivalents at beginning of period	76,401	31,850
Cash and cash equivalents at end of period	$102,531	$268,544

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.     Basis of Presentation

The consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. (“Cirrus Logic,” “we,” “us,” “our,” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  The accompanying unaudited consolidated condensed financial statements do not include complete footnotes and financial presentations.  As a result, these financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended March 28, 2015, included in our Annual Report on Form 10-K filed with the Commission on May 27, 2015.  In our opinion, the financial statements reflect all material adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented.  The preparation of financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities.  Actual results could differ from those estimates and assumptions.  Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.  Additionally, prior period amounts have been adjusted to conform to current year presentation.

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

In April 2015, the FASB issued ASU No. 2015-04, Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.  The ASU is part of the FASB’s “Simplification Initiative” to reduce complexity in accounting standards.  The FASB decided to permit entities to measure defined benefit plan assets and obligations as of the month-end that is closest to their fiscal year-end.  An entity is required to disclose the accounting policy election and the date used to measure defined benefit plan assets and obligations in accordance with the amendments in this update.  The amendments in this update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with earlier application permitted.  The Company is currently evaluating the likelihood of adoption and the impact this ASU would have on its financial statements.

3.     Marketable Securities

The Company’s investments that have original maturities greater than 90 days have been classified as available-for-sale securities in accordance with U.S. GAAP.  Marketable securities are categorized on the consolidated condensed balance sheet as short- and long-term marketable securities, as appropriate.

The following table is a summary of available-for-sale securities at June 27, 2015 (in thousands):

				Estimated
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
As of June 27, 2015	Cost	Gains	Losses	Amount)
Corporate debt securities	$157,080	$2	$(223)	$156,859
U.S. Treasury securities	11,506	-	(2)	11,504
Commercial paper	2,490	2	-	2,492
Total securities	$171,076	$4	$(225)	$170,855

The Company’s specifically identified gross unrealized losses of $225 thousand relates to 43 different securities with total amortized cost of approximately $157.6 million at June 27, 2015.  Because the Company does not intend to sell the investments at a loss and the Company will not be required to sell the investments before recovery of its amortized cost basis, it did not consider the investment in these securities to be other-than-temporarily impaired at June 27, 2015.  Further, the securities with gross unrealized losses had been in a continuous unrealized loss position for less than 12 months as of June 27, 2015.

The following table is a summary of available-for-sale securities at March 28, 2015 (in thousands):

				Estimated
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
As of March 28, 2015	Cost	Gains	Losses	Amount)
Corporate debt securities	$153,896	$8	$(68)	$153,836
U.S. Treasury securities	28,010	-	(15)	27,995
Commercial paper	2,485	2	-	2,487
Total securities	$184,391	$10	$(83)	$184,318

The Company’s specifically identified gross unrealized losses of $83 thousand relates to 34 different securities with total amortized cost of approximately $154.3 million at March 28, 2015.  Because the Company did not intend to sell the investments at a loss and the Company did not expect to be required to sell the investments before recovery of its amortized cost basis, it did not consider the investment in these securities to be other-than-temporarily impaired at March 28, 2015.  Further, the securities with gross unrealized losses had been in a continuous unrealized loss position for less than 12 months as of March 28, 2015.

The cost and estimated fair value of available-for-sale securities by contractual maturities were as follows (in thousands):

	June 27, 2015		March 28, 2015
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$120,288	$120,226	$124,275	$124,246
After 1 year	50,788	50,629	60,116	60,072
Total	$171,076	$170,855	$184,391	$184,318

4.     Fair Value of Financial Instruments

The Company has determined that the only assets and liabilities in the Company’s financial statements that are required to be measured at fair value on a recurring basis are the Company’s cash equivalents, investment portfolio, and pension plan assets / liabilities.  The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement.    The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

The Company’s cash equivalents and investment portfolio assets consist of corporate debt securities, money market funds, U.S. Treasury securities, and commercial paper and are reflected on our consolidated condensed balance sheets under the headings cash and cash equivalents, marketable securities, and long-term marketable securities.  The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.

The Company’s long-term revolving facility, described in Note 8, bears interest at a base rate plus applicable margin or LIBOR plus applicable margin.  As of June 27, 2015, the fair value of the Company’s long-term revolving facility approximates carrying value based on estimated margin.

As of June 27,  2015 and March 28, 2015,  the Company classified all of its investment portfolio and pension plan assets as Level 1 or Level 2 assets.  The Company has no Level 3 assets or liabilities.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three month period ending June 27, 2015.

The following table summarizes the fair value of our financial instruments, exclusive of pension plan assets, at June 27, 2015, (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$1,293	$-	$-	$1,293

Available-for-sale securities
Corporate debt securities	$-	$156,859	$-	$156,859
U.S. Treasury securities	11,504	-	-	11,504
Commercial paper	-	2,492	-	2,492
	$11,504	$159,351	$-	$170,855

The fair value of our financial assets at March 28, 2015, was determined using the following inputs (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$996	$-	$-	$996

Available-for-sale securities
Corporate debt securities	$-	$153,836	$-	$153,836
U.S. Treasury securities	27,995	-	-	27,995
Commercial paper	-	2,487	-	2,487
	$27,995	$156,323	$-	$184,318

5.     Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	June 27,	March 28,
	2015	2015
Gross accounts receivable	$121,194	$112,964
Allowance for doubtful accounts	(356)	(356)
Accounts receivable, net	$120,838	$112,608

6.     Inventories

Inventories are comprised of the following (in thousands):

	June 27,	March 28,
	2015	2015
Work in process	$83,521	$64,663
Finished goods	42,674	19,533
	$126,195	$84,196

The increase in inventory balances at June 27, 2015, as compared to March 28, 2015, is primarily related to production ramps  ahead of customer demand.

7.    Acquisition

Cirrus Logic completed the acquisition of Wolfson Microelectronics plc (the “Acquisition”), a public limited company incorporated in Scotland (“Wolfson”) in the second quarter of fiscal year 2015.  Upon completion of the acquisition, Wolfson was re-registered as a private limited company.

The Acquisition was accounted for as a business purchase pursuant to ASC Topic 805, Business Combinations, and the operations of Wolfson have been included in the Company’s consolidated financial statements since August 21, 2014, the date of acquisition.  The following table presents the final allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as of June 27, 2015 (in thousands):

Amount
Cash and cash equivalents	$25,342
Inventory	30,530
Other current assets	16,226
Property, plant and equipment	27,398
Intangible assets	175,987
Pension assets	1,625
Total identifiable assets acquired	$277,108

Deferred tax liability - current	(12,426)
Deferred revenue	(551)
Other accrued liabilities	(39,417)
Other long-term liabilities	(2,449)
Total identifiable liabilities assumed	$(54,843)
Net identifiable assets acquired	$222,265
Goodwill	247,216
Net assets acquired	$469,481

The goodwill of $247.2 million arising from the Acquisition is attributable primarily to expected synergies and the product and customer base of Wolfson.  None of the goodwill is expected to be deductible for income tax purposes.

The components of the acquired intangible assets and related weighted average amortization periods are detailed below (in thousands):

Intangible assets	Amount	Weighted-average Amortization Period (years)
Developed technology	$74,247	6.2
Technology intellectual property	14,572	5.3
Trademark	1,437	1.3
IPR&D	72,750	7.3
Customer relationships	12,981	10.0
Total	$175,987

8.     Revolving Credit Facilities

Cirrus Logic’s credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto provides for a $250 million senior secured revolving credit facility (the “Credit Facility”).  The Credit Facility replaced Cirrus Logic’s interim credit facility described below, and may be used for general corporate purposes.  The Credit Facility matures on August 29, 2017.

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

The Credit Agreement contains customary affirmative covenants, including, among others, covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations.  Further, the Credit Agreement contains customary negative covenants limiting the ability of Cirrus Logic or any Subsidiary to, among other things, incur debt, grant liens, make investments, effect certain fundamental changes, make certain asset dispositions, and make certain restricted payments.  The Credit Facility also contains certain financial covenants providing that (a) the ratio of consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters must not be greater than 2.00 to 1.00 (the “Leverage Ratio”) and (b) the sum of cash and Cash Equivalents of Cirrus Logic and its Subsidiaries on a consolidated basis must not be less than $100 million.  At June  27, 2015, the Company was in compliance with all covenants under the Credit Agreement.

On June 23, 2015, Cirrus Logic and Wells Fargo Bank, National Association, as Administrative Agent, entered into a first amendment of the Credit Agreement (the “First Amendment”).  The First Amendment primarily provides additional flexibility to the Company for certain intercompany transactions.  In particular, the First Amendment  (i) amended the definition of “Permitted Acquisition” to increase the threshold whereby the Company must provide certain financial statements and certifications to the Administrative Agent; (ii) expanded the Company’s ability to make intercompany investments, including unsecured intercompany indebtedness to fund a Permitted Acquisition; and (iii) provided the Company with the ability, under certain circumstances, to transfer capital stock in a non-guarantor subsidiary to another wholly-owned subsidiary that is not a credit party.

The Company had borrowed $160.4 million under the Credit Facility as of June 27, 2015, which is included in long-term liabilities on the consolidated condensed balance sheets.  The borrowings were primarily used for refinancing the $225 million interim credit facility described below, which was used for financing the Acquisition in the second quarter of fiscal year 2015.

Cirrus Logic entered into a credit agreement (the “Interim Credit Agreement”) with Wells Fargo Bank, National Association as administrative agent and lender, on April 29, 2014, in connection with the Acquisition.  The Interim Credit Agreement provided for a $225 million senior secured revolving credit facility (the “Interim Facility”).  The Interim Facility was to be used for, among other things, payment of the offer consideration in connection with the Acquisition.  The Interim Facility was replaced with the Credit Facility described above, maturing with no outstanding borrowings or accrued interest on the maturity date.

9.   Patent Agreement, net

On May 8, 2015, we entered into a patent purchase agreement for the sale of certain Company-owned patents relating to our LED lighting products.  As a result of this agreement, on June 22, 2015, the Company received cash consideration of $12.5 million from the purchaser.  Under the agreement, the Company undertook to no longer be engaged in LED lighting and received a license under the sold patents for all other fields of use.  The proceeds were recorded during fiscal year 2016 as a recovery of costs previously incurred and are reflected as a separate line item on the Consolidated Condensed Statements of Income in operating expenses under the caption “Patent agreement, net.”

10.   Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision for income taxes and the effective tax rates (in thousands):

	Three Months Ended
	June 27,	June 28,
	2015	2014
Income before income taxes	$49,498	$15,949
Provision for income taxes	$16,144	$5,701
Effective tax rate	32.6%	35.7%

Our income tax expense for the first quarter of fiscal year 2016 was below the federal statutory rate primarily due to income in certain foreign jurisdictions taxed below the federal statutory rate.  Our income tax expense for the first quarter of fiscal year 2015 was slightly above the federal statutory rate primarily due to the effect of the permanent differences that are nondeductible for tax purposes.

We record unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns.  The unrecognized tax benefits balance was $3.0 million as of June 27, 2015.  Due to the Wolfson acquisition and subsequent post-acquisition integration, it is reasonably possible that the total amount of unrecognized tax benefits could increase within the next 12 months.  An estimate of the range of increase is impracticable as of June 27, 2015.

We accrue interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.  As of June 27, 2015, the balance of accrued interest and penalties was zero.  No interest or penalties were incurred during the first three months of fiscal year 2016 or 2015.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions.  Fiscal years 2012 through 2015 remain open to examination by the major taxing jurisdictions to which we are subject.

11.   Pension Plan

The components of the Company’s net periodic pension expense for the three months ended June 27, 2015 and June 28, 2014 are as follows (in thousands):

Three Months Ended
	June 27,	June 28,
	2015	2014
Expenses	$-	$-
Interest cost	-	-
Expected return on plan assets	-	-
Amortization of actuarial loss	16	-
	$16	$-

Based on an actuarial study performed as of March  28, 2015, the pension plan is underfunded and a long-term liability is reflected in the Company’s consolidated condensed balance sheet under the caption “Other long-term liabilities”.

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

The following table details the calculation of basic and diluted earnings per share for the three months ended June 27, 2015 and June 28, 2014 (in thousands, except per share amounts):

	Three Months Ended
	June 27,	June 28,
	2015	2014
Numerator:
Net income	$33,354	$10,248
Denominator:
Weighted average shares outstanding	63,274	62,032
Effect of dilutive securities	3,136	2,656
Weighted average diluted shares	66,410	64,688
Basic earnings per share	$0.53	$0.17
Diluted earnings per share	$0.50	$0.16

The weighted outstanding shares excluded from our diluted calculation for the three months ended June 27, 2015 and June 28, 2014 were 275 thousand and 640 thousand, respectively, as the shares were anti-dilutive.

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

Based on current knowledge, management does not believe that there are any pending matters that could potentially have a material adverse effect on our business, financial condition, results of operations or cash flows.  However, we are engaged in various legal actions in the normal course of business.  While there can be no assurances in light of the inherent uncertainties involved in any potential legal proceedings, some of which are beyond our control, an adverse outcome in any legal proceeding could be material to our results of operations or cash flows for any particular reporting period.

14.   Stockholders’ Equity

Common Stock

The Company issued a net 0.4 million and 0.2 million shares of common stock during the three month periods ending June 27, 2015 and June 28, 2014, respectively, in connection with stock issuances pursuant to the Company’s 2006 Stock Incentive Plan.

Accumulated Other Comprehensive Loss

The Company updated the functional currencies of its smaller foreign entities (from the U.S. dollar to certain local currencies).  As a result, the Company is presenting the foreign currency translation effect, which amounted to a  $0.8 million loss for the quarter ended June 27, 2015, within other comprehensive income in the Consolidated Condensed Statements of Comprehensive Income.  Additionally, in the current quarter, the Company amortized pension actuarial losses out of accumulated other comprehensive income / (loss) to selling, general and administrative expenses.  See Note 11 -  Pension Plan above.

15.   Segment Information

We determine our operating segments in accordance with FASB guidelines.  Our Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker under these guidelines.

The Company operates and tracks its results in one reportable segment, but reports revenue performance in two product lines, which, beginning in the second quarter of fiscal year 2015, are Portable Audio and Non-Portable Audio and Other.  Our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources, rather than detailed information at a product line level.  Additionally, our product lines have similar characteristics and customers.  They share operations support functions such as sales, public relations, supply chain management, various research and development and engineering support, in addition to the general and administrative functions of human resources, legal, finance and information technology.  Therefore, no complete, discrete financial information is maintained for these product lines.

Revenues from our product lines are as follows (in thousands):

	Three Months Ended
	June 27,	June 28,
	2015	2014
Portable Audio Products	$235,866	$112,570
Non-Portable Audio and Other Products	46,767	39,995
	$282,633	$152,565

16.   Subsequent Event

On July 21, 2015, the Company purchased a small, privately-held technology group that broadens our software capabilities for approximately $22 million.  The purchase will be funded with our existing cash resources.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read along with the unaudited consolidated condensed financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 28, 2015, contained in our fiscal year 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on May 27, 2015.  We maintain a web site at investor.cirrus.com,  which makes available free of charge our most recent annual report and all other filings we have made with the Commission.

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Item 1A – Risk Factors” in our 2015 Annual Report on Form 10-K filed with the Commission on May 27, 2015, and in Part II, Item 1A “Risk Factors” within this quarterly report on Form 10-Q.  Readers should carefully review these risk factors, as well as those identified in other documents filed by us with the Commission.

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

There were no material changes in the first three months of fiscal year 2016 to the information provided under the heading “Critical Accounting Policies” included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2015.

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

In April 2015, the FASB issued ASU No. 2015-04, Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.  The ASU is part of the FASB’s “Simplification Initiative” to reduce complexity in accounting standards.  The FASB decided to permit entities to measure defined benefit plan assets and obligations as of the month-end that is closest to their fiscal year-end.  An entity is required to disclose the accounting policy election and the date used to measure defined benefit plan assets and obligations in accordance with the amendments in this update.  The amendments in this update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with earlier application permitted.  The Company is currently evaluating the likelihood of adoption and the impact this ASU would have on its financial statements.

Results of Operations

The following table summarizes the results of our operations for the three months of  fiscal years 2016 and 2015 as a percentage of net sales.  All percentage amounts were calculated using the underlying data in thousands, unaudited:

	Three Months Ended
	June 27,	June 28,
	2015	2014
Net sales	100%	100%
Gross margin	47%	49%
Research and development	23%	26%
Selling, general and administrative	10%	13%
Patent agreement, net	-4%	0%
Income from operations	18%	10%
Interest income	0%	0%
Interest expense	0%	0%
Other income	0%	0%
Income before income taxes	18%	10%
Provision for income taxes	6%	3%
Net income	12%	7%

Net Sales

Net sales for the first quarter of fiscal year 2016 increased $130.0 million, or 85 percent, to $282.6 million from $152.6 million in the first quarter of fiscal year 2015.  Net sales from our portable audio products increased $123.3 million, or 110 percent, primarily from increased shipments of our smart codecs and amplifiers.  Non-portable audio and other product sales increased $6.8 million, or 17 percent, during the first quarter of fiscal year 2016 versus the comparable quarter of the prior fiscal year, primarily due to the additional revenue contribution from surround codes, ADC and DAC products.

Export sales, principally to Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 95 percent and  93 percent of net sales during the first quarter of fiscal years 2016 and 2015, respectively.  Our sales are denominated primarily in U.S. dollars.  No foreign currency hedging contracts were entered into in the first quarter of fiscal year 2016 or 2015, with the exception of the foreign currency hedge purchased in conjunction with the acquisition in fiscal year 2015.

Since the components we produce are largely proprietary and generally not available from second sources, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, from an external sales representative or distributor, or through a third party manufacturer contracted to produce their designs.  For the third quarter of fiscal years 2016 and 2015, our ten largest end customers represented approximately 88 percent and 85 percent of our net sales, respectively.

We had one end customer, Apple Inc. that purchased through multiple contract manufacturers and represented approximately 62 percent and 73 percent of the Company’s total net sales for the first quarter of fiscal years 2016 and 2015, respectively.  Samsung Electronics represented 18 percent of the Company’s total net sales for the first quarter of fiscal year 2016.

No other end customer or distributor represented more than 10 percent of net sales for the three months ending June 27, 2015 and June 28, 2014.

For more information, please see Part II—Item 1A—“We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales or profitability.”

Gross Margin

Gross margin was 46.9 percent in the first quarter of fiscal year 2016, down from 49.4 percent in the first quarter of fiscal year 2015,  as supply chain improvements were primarily offset by a higher mix of portable audio products in the current quarter.  Margin was also slightly negatively impacted 0.2% due to reserves and scrap during the comparable prior period.

Research and Development Expense

Research and development expense for the first quarter of fiscal year 2016 was $65.8 million, an increase of  $26.0 million, or 66 percent, from $39.8 million in the first quarter of fiscal year 2015.  The primary drivers were increases in salary and employee-related expenses as a result of the Acquisition, increased amortization on acquisition-related intangibles, and increased product development expenses, including tape outs and CAD tools.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense for the first quarter of fiscal year 2016 was $29.1 million, an increase of $9.4 million, or 48 percent, from $19.7 million in the first quarter of fiscal year 2015.  The increases were due to higher salary and benefit costs, occupancy expenses and travel costs largely driven by the Acquisition.

Patent Agreement, net

On May 8, 2015, we entered into a patent purchase agreement for the sale of certain Company-owned patents relating to our LED lighting products.   As a result of this agreement, on June 22, 2015, the Company received cash consideration of $12.5 million from the purchaser.  Under the agreement, the Company undertook to no longer be engaged in LED lighting and received a license under the sold patents for all other fields of use.  The proceeds were recorded during fiscal year 2016 as a recovery of costs previously incurred and are reflected as a separate line item on the Consolidated Condensed Statements of Income in operating expenses under the caption “Patent agreement, net.”

Interest expense

The Company reported interest expense of $0.9 million and $0.7 million for the three months ended June 27, 2015,  and June 28, 2014, respectively, as a result of our $250 million revolving credit facility described in Note 8, as well as the amortization of the commitment fee on the interim credit facility in the first quarter of fiscal year 2015.

Other income

For the three months ended June 27, 2015 and June 28, 2014, the Company reported $0.1 million and $0.5 million, respectively, in other income.  The first quarter fiscal year 2015 amount primarily relates to recognized gains on expired hedging contracts.  The first quarter fiscal year 2016 amount is immaterial.

Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision for income taxes and the effective tax rates (in thousands):

	Three Months Ended
	June 27,	June 28,
	2015	2014
Income before income taxes	$49,498	$15,949
Provision for income taxes	$16,144	$5,701
Effective tax rate	32.6%	35.7%

Our income tax expense for the first quarter of fiscal year 2016 was below the federal statutory rate primarily due to income in certain foreign jurisdictions taxed below the federal statutory rate.  Our income tax expense for the first quarter of fiscal year 2015 was slightly above the federal statutory rate primarily due to the effect of the permanent differences that are nondeductible for tax.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, capital expenditures, share repurchase, investments in marketable securities, and strategic acquisitions.  Our principal sources of liquidity are cash on hand, cash generated from operations, cash generated from the sale and maturity of marketable securities, and borrowings under our $250 million senior secured revolving credit facility.

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain current assets and current liabilities.  Our operational cash flows are affected by the ability of our operations to generate cash, and our management of assets and liabilities, including both working capital and long-term assets and liabilities.  Net cash provided by operating activities was $43.2 million for the first quarter of fiscal year 2016 as compared to $12.8 million for the corresponding period of fiscal year 2015.  The primary sources of cash flow from operations during the current quarter of fiscal year 2016 was related to the cash components of our net income, offset by a $28.7 million decrease in changes to working capital, primarily in inventories.  The primary source of cash flow from operations during the corresponding period of fiscal year 2015 was the cash components of our net income.

Net cash provided by investing activities was $0.7 million during the first quarter of fiscal year 2016 as compared to $223.2 million during the first quarter of fiscal year 2015.  The cash provided by investing activities in the current quarter is primarily related to net proceeds from the sale of marketable securities of $13.4 million, partially offset by purchases of property, equipment and software of $10.6 million and technology investments of $1.8 million.  Net cash provided by investing activities for the corresponding period in fiscal year 2015 was primarily driven by proceeds from the sale of marketable securities of $246.9 million in anticipation of financing the Acquisition, offset by an $11.1 million foreign currency hedge purchased in conjunction with the Acquisition, purchases of marketable securities of $9.3 million and the purchase of property, equipment and software of $3.3 million.

Net cash used in financing activities was $17.8 million during the first quarter of fiscal year 2016.  The cash used during the first quarter of fiscal year 2016 was primarily associated with $20.0 million in principal payments against the long-term revolver, discussed in Note 8,  partially offset by  $2.7 million for the issuance of common stock, net of shares withheld for taxes for the quarter.  The cash provided during the first quarter of fiscal year 2015 was associated with the excess tax benefit related to employee stock option exercises of $3.1 million and $0.9 million for the issuance of common stock, net of shares withheld for taxes, partially offset by payments for debt issuance costs related to the Wolfson acquisition of $3.0 million.

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

Revolving Credit Facilities

In the second quarter of fiscal year 2015, Cirrus Logic entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto.  The Credit Agreement provides for a $250 million senior secured revolving credit facility (the “Credit Facility”).  The Credit Facility replaced Cirrus Logic’s Interim  Credit Facility, and may be used for general corporate purposes.  The Credit Facility matures on August 29, 2017.  The Credit Facility also contains certain financial covenants providing that (a) the ratio of consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters must not be greater than 2.00 to 1.00 (the “Leverage Ratio”) and (b) the sum of cash and Cash Equivalents of Cirrus Logic and its Subsidiaries on a consolidated basis must not be less than $100 million.  At June 27, 2015, the Company was in compliance with all covenants under the Credit Facility.  As of June 27, 2015, the Company owes  $160.4 million under this facility.  See Note 8 for additional details regarding this facility.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with interest rates on our debt securities, currency movements on non-U.S. dollar denominated assets and liabilities, and the effect of market factors on the value of our marketable securities.  We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures.  For a description of our market risks, see “Part II – Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in our fiscal year 2015 Annual Report on Form 10-K filed with the Commission on May 27, 2015.  There have been no significant changes to our exposure to market risks since we filed our fiscal year 2015 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon the evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 27, 2015, at the reasonable assurance level.

Changes in control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 27, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  The previously disclosed Acquisition was migrated to the corporate ERP and financial reporting application instance in the current quarter.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information regarding legal proceedings to which the Company is a party is set forth in Note 13 – Legal Matters to our unaudited consolidated condensed financial statements and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In evaluating all forward-looking statements, readers should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements.  Various risk factors associated with our business are included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2015, as filed with the Commission on May 27, 2015, and available at www.sec.gov.  Other than as set forth below, there have been no material changes to those risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 28, 2015.

We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer,  or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business.  For the first three months of fiscal years 2016 and 2015,  our ten largest end customers represented approximately 88 percent and 85 percent, respectively, of our net sales.  We had one end customer, Apple Inc. that purchased through multiple contract manufacturers and represented approximately 62 percent and 73 percent of the Company’s total net sales for the first three months of fiscal years 2016 and 2015, respectively.  Additionally, Samsung Electronics represented approximately 18 percent of the Company’s net sales for the first three months of fiscal year 2016.

We had no distributors that represented more than 10 percent of our sales for the three month periods ending June 27, 2015 or June 28, 2014.  No other end customer or distributor represented more than 10 percent of net sales for the three month periods ending June 27, 2015 or June 28, 2014.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed as part of or incorporated by reference into this Report:

3.1	Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (1)
3.2	Amended and Restated Bylaws of Registrant. (2)
10.1	First Amendment to Credit Agreement among Cirrus Logic, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as a Lender and Administrative Agent. (3)
31.1 *	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*  Filed with this Form 10-Q.

(1)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 22, 2001 (Registration No. 000-17795).
(2)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the Commission on September 20, 2013 (Registration No. 000-17795).
(3)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the Commission on June 26, 2015 (Registration No. 000-17795).

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index list noted above and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRRUS LOGIC, INC.

Date:	July 22, 2015	By: /s/ Thurman K. Case
Thurman K. Case
Vice President, Chief Financial Officer and Principal Accounting Officer