Form 10-Q
period 2015-09-26
CIRRUS LOGIC INC
filed 2015-10-28
CIK 772406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  26,  2015

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐    NO ☑

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of October 23,  2015  was 63,695,178.

CIRRUS LOGIC, INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED SEPTEMBER  26, 2015

Part I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	September 26,	March 28,
	2015	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,333	$76,401
Marketable securities	86,460	124,246
Accounts receivable, net	169,423	112,608
Inventories	143,867	84,196
Deferred tax assets	8,502	18,559
Prepaid assets	27,021	27,093
Other current assets	24,308	8,810
Total current assets	515,914	451,913

Long-term marketable securities	22,393	60,072
Property and equipment, net	158,529	144,346
Intangibles, net	179,816	175,743
Goodwill	289,565	263,115
Deferred tax assets	25,603	25,593
Other assets	20,474	27,996
Total assets	$1,212,294	$1,148,778

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$111,023	$112,213
Accrued salaries and benefits	29,156	24,132
Deferred income	5,582	6,105
Software license agreements	20,163	18,711
Other accrued liabilities	22,018	15,417
Total current liabilities	187,942	176,578

Long-term liabilities:
Debt	160,439	180,439
Software license agreements	15,413	26,204
Other long-term liabilities	19,577	8,786
Total long-term liabilities	195,429	215,429

Stockholders' equity:
Capital stock	1,183,262	1,159,494
Accumulated deficit	(352,374)	(400,613)
Accumulated other comprehensive loss	(1,965)	(2,110)
Total stockholders' equity	828,923	756,771
Total liabilities and stockholders' equity	$1,212,294	$1,148,778

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014
Net sales	$306,756	$210,214	$589,389	$362,779
Cost of sales	164,535	109,647	314,714	186,837
Gross profit	142,221	100,567	274,675	175,942
Operating expenses
Research and development	67,258	44,557	133,093	84,334
Selling, general and administrative	30,103	21,545	59,222	41,228
Acquisition related costs	-	14,937	-	14,937
Restructuring and other, net	-	1,455	-	1,455
Patent agreement and other	752	-	(11,748)	-
Total operating expenses	98,113	82,494	180,567	141,954
Income from operations	44,108	18,073	94,108	33,988
Interest income	215	136	469	331
Interest expense	(816)	(2,806)	(1,708)	(3,468)
Other expense	(524)	(11,994)	(388)	(11,493)
Income before income taxes	42,983	3,409	92,481	19,358
Provision for income taxes	8,103	2,557	24,247	8,258
Net income	34,880	852	68,234	11,100

Basic earnings per share	$0.55	$0.01	$1.08	$0.18
Diluted earnings per share	$0.53	$0.01	$1.03	$0.17
Basic weighted average common shares outstanding	63,346	62,241	63,310	62,137
Diluted weighted average common shares outstanding	66,329	65,085	66,378	64,892

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands; unaudited)

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014
Net income	34,880	852	68,234	11,100
Other comprehensive income (loss), before tax
Changes to foreign currency
Foreign currency translation	961	-	178	-
Changes to available-for-sale securities
Unrealized gain (loss) on marketable securities	69	42	(79)	142
Changes to pension liabilities
Reclassification of actuarial loss to net income	16	-	32	-
Net changes to foreign currency derivatives
Reclassification of unrealized loss to net income	-	(29)	-	(29)
Benefit (provision) for income taxes	(38)	(15)	14	(50)
Comprehensive income	$35,888	$850	$68,379	$11,163

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six Months Ended
	September 26,	September 27,
	2015	2014
Cash flows from operating activities:
Net income	$68,234	$11,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,021	11,109
Stock compensation expense	16,954	19,529
Deferred income taxes	10,047	5,656
Loss on retirement or write-off of long-lived assets	162	325
Actuarial loss amortization on defined benefit pension plan	19	-
Excess tax benefit from employee stock options	(2,850)	(4,138)
Other non-cash charges	8,993	14,233
Net change in operating assets and liabilities:
Accounts receivable, net	(56,735)	(50,897)
Inventories	(59,671)	(22,768)
Other current assets	774	2,305
Accounts payable and other accrued liabilities	(856)	8,777
Deferred income	(523)	(964)
Income taxes payable	(12,598)	4,059
Net cash used in operating activities	(29)	(1,674)

Cash flows from investing activities:
Proceeds from sale of available for sale marketable securities	98,019	266,989
Purchases of available for sale marketable securities	(22,605)	(9,290)
Purchases of property, equipment and software	(22,023)	(10,622)
Investments in technology	(2,851)	(1,107)
Loss on foreign exchange hedging activities	-	(11,976)
Acquisition of Wolfson, net of cash obtained	-	(444,138)
Acquisition of businesses, net of cash obtained	(37,216)	-
Increase in deposits and other assets	(163)	(756)
Net cash provided by (used in) investing activities	13,161	(210,900)

Cash flows from financing activities:
Proceeds from long-term revolver	-	226,439
Principal payments on long-term revolver	(20,000)	-
Debt issuance costs	-	(2,825)
Issuance of common stock, net of shares withheld for taxes	3,945	1,796
Repurchase of stock to satisfy employee tax withholding obligations	(791)	(610)
Repurchase and retirement of common stock	(19,204)	-
Excess tax benefit from employee stock options	2,850	4,138
Net cash (used in) provided by financing activities	(33,200)	228,938

Net (decrease) increase in cash and cash equivalents	(20,068)	16,364

Cash and cash equivalents at beginning of period	76,401	31,850
Cash and cash equivalents at end of period	$56,333	$48,214

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

2.     Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606).  The purpose of this ASU is to converge revenue recognition requirements per GAAP and International Financial Reporting Standards (IFRS).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption not permitted by the FASB; however, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date after public comment respondents supported a proposal to delay the effective date of this ASU to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  The Company is currently evaluating the impact of this ASU on its consolidated financial position, results of operations and cash flows.

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The amendments in this ASU provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company is currently evaluating this ASU and expects no material modifications to its financial statements.

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

The following table is a summary of available-for-sale securities at September 26, 2015 (in thousands):

				Estimated
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
As of September 26, 2015	Cost	Gains	Losses	Amount)
Corporate debt securities	$97,501	$8	$(163)	$97,346
U.S. Treasury securities	11,504	3	-	11,507
Commercial paper	-	-	-	-
Total securities	$109,005	$11	$(163)	$108,853

The Company’s specifically identified gross unrealized losses of $163 thousand relate to 26 different securities with total amortized cost of approximately $79.6 million at September 26, 2015.  Because the Company does not intend to sell the investments at a loss and the Company will not be required to sell the investments before recovery of its amortized cost basis, it did not consider the investment in these securities to be other-than-temporarily impaired at September 26, 2015.  Further, the securities with gross unrealized losses had been in a continuous unrealized loss position for less than 12 months as of September 26, 2015.

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

The Company’s specifically identified gross unrealized losses of $83 thousand relate to 34 different securities with total amortized cost of approximately $154.3 million at March 28, 2015.  Because the Company did not intend to sell the investments at a loss and the Company did not expect to be required to sell the investments before recovery of its amortized cost basis, it did not consider the investment in these securities to be other-than-temporarily impaired at March 28, 2015.  Further, the securities with gross unrealized losses had been in a continuous unrealized loss position for less than 12 months as of March 28, 2015.

The cost and estimated fair value of available-for-sale securities by contractual maturities were as follows (in thousands):

	September 26, 2015		March 28, 2015
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$86,488	$86,460	$124,275	$124,246
After 1 year	22,517	22,393	60,116	60,072
Total	$109,005	$108,853	$184,391	$184,318

4.     Fair Value of Financial Instruments

The Company has determined that the only assets and liabilities in the Company’s financial statements that are required to be measured at fair value on a recurring basis are the Company’s cash equivalents, investment portfolio, pension plan assets / liabilities and contingent consideration.  The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement.    The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

In connection with one of the Company’s current quarter acquisitions, the Company reported contingent consideration based upon achievement of certain milestones.  This liability is classified as Level 3 and valued using a discounted cash flow model.  The assumptions used in preparing the discounted cash flow include discount rate estimates and cash flow amounts.  See additional details below.

The Company’s long-term revolving facility, described in Note 8, bears interest at a base rate plus applicable margin or LIBOR plus applicable margin.  As of September 26, 2015, the fair value of the Company’s long-term revolving facility approximates carrying value.

As of September 26,  2015 and March 28, 2015,  the Company classified all of its investment portfolio and pension plan assets as Level 1 or Level 2 assets.  The only Level 3 liability is the contingent consideration described above and below.  The Company has no Level 3 assets.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the six months ending September 26, 2015.

The following table summarizes the fair value of our financial instruments, exclusive of pension plan assets, at September 26, 2015, (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$1,055	$-	$-	$1,055

Available-for-sale securities
Corporate debt securities	$-	$97,346	$-	$97,346
U.S. Treasury securities	11,507	-	-	11,507
	$11,507	$97,346	$-	$108,853

Liabilities:
Other accrued liabilities
Contingent consideration	$-	$-	$8,600	$8,600

The fair value of our financial assets at March 28, 2015, was determined using the following inputs (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$996	$-	$-	$996

Available-for-sale securities
Corporate debt securities	$-	$153,836	$-	$153,836
U.S. Treasury securities	27,995	-	-	27,995
Commercial paper	-	2,487	-	2,487
	$27,995	$156,323	$-	$184,318

Contingent consideration

	Maximum Value if Milestones Achieved (in thousands)	Estimated Discount Rate (%)	Fair Value (in thousands)
Tranche A - 18 month earn out period	$5,000	7.3	$4,500
Tranche B - 30 month earn out period	5,000	7.7	4,100
	$10,000		$8,600

The valuation of contingent consideration is based on a weighted-average discounted cash flows model.  The fair value is reviewed and estimated on a quarterly basis based on the probability of achieving defined milestones and current interest rates.  Significant changes in any of the unobservable inputs used in the fair value measurement of contingent consideration could result in a significantly lower or higher fair value.  A change in projected outcomes if milestones are achieved would be accompanied by a directionally similar change in fair value.  A change in discount rate would be accompanied by a directionally opposite change in fair value.  Changes to the fair value due to changes in assumptions would be reported in research and development expense in the Consolidated Condensed Statements of Income.

5.     Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	September 26,	March 28,
	2015	2015
Gross accounts receivable	$169,753	$112,964
Allowance for doubtful accounts	(330)	(356)
Accounts receivable, net	$169,423	$112,608

6.     Inventories

Inventories are comprised of the following (in thousands):

	September 26,	March 28,
	2015	2015
Work in process	$94,681	$64,663
Finished goods	49,186	19,533
	$143,867	$84,196

The increase in inventory balances at September 26, 2015, as compared to March 28, 2015, is primarily related to production ramps  ahead of customer demand.

7.    Acquisitions

Cirrus Logic completed the acquisition of Wolfson Microelectronics plc (the “Acquisition”), a public limited company incorporated in Scotland (“Wolfson”) in the second quarter of fiscal year 2015.  Upon completion of the acquisition, Wolfson was re-registered as a private limited company.

The Acquisition was accounted for as a business purchase pursuant to ASC Topic 805, Business Combinations, and the operations of Wolfson have been included in the Company’s consolidated financial statements since August 21, 2014, the date of acquisition.  The following table presents the final allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as of September 26, 2015 (in thousands):

Amount
Cash and cash equivalents	$25,342
Inventory	30,530
Other current assets	16,226
Property, plant and equipment	27,398
Intangible assets	175,987
Pension assets	1,625
Total identifiable assets acquired	$277,108

Deferred tax liability	(12,426)
Deferred revenue	(551)
Other accrued liabilities	(39,417)
Other long-term liabilities	(2,449)
Total identifiable liabilities assumed	$(54,843)
Net identifiable assets acquired	$222,265
Goodwill	247,216
Net assets acquired	$469,481

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

In the current fiscal quarter, the Company also acquired two small technology companies for approximately $37.2 million, net of cash obtained, with the goal of broadening its software capabilities.    The Company is currently evaluating the fair values of the consideration paid, assets acquired and liabilities assumed.  The consolidated condensed statements of income presented include the results of operations of each acquired company since the date of the acquisition.  Pro forma information related to these acquisitions has not been presented because it would not be materially different from amounts reported.  See Note 4 – Fair Value of Financial Instruments above, for additional information related to contingent consideration reported in relation to one of the current acquisitions.

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

The Credit Agreement contains customary affirmative covenants, including, among others, covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations.  Further, the Credit Agreement contains customary negative covenants limiting the ability of Cirrus Logic or any Subsidiary to, among other things, incur debt, grant liens, make investments, effect certain fundamental changes, make certain asset dispositions, and make certain restricted payments.  The Credit Facility also contains certain financial covenants providing that (a) the ratio of consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters must not be greater than 2.00 to 1.00 (the “Leverage Ratio”) and (b) the sum of cash and Cash Equivalents of Cirrus Logic and its Subsidiaries on a consolidated basis must not be less than $100 million.  At September 26, 2015, the Company was in compliance with all covenants under the Credit Agreement.

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

The Company had borrowed $160.4 million under the Credit Facility as of September 26, 2015, which is included in long-term liabilities on the consolidated condensed balance sheets.  The borrowings were primarily used for refinancing the $225 million interim credit facility described below, which was used for financing the Acquisition in the second quarter of fiscal year 2015.

Cirrus Logic entered into a credit agreement (the “Interim Credit Agreement”) with Wells Fargo Bank, National Association as administrative agent and lender, on April 29, 2014, in connection with the Acquisition.  The Interim Credit Agreement provided for a $225 million senior secured revolving credit facility (the “Interim Facility”).  The Interim Facility was to be used for, among other things, payment of the offer consideration in connection with the Acquisition.  The Interim Facility was replaced with the Credit Facility described above, with all outstanding borrowings thereunder refinanced by the Credit Facility.

9.   Patent Agreement and Other

On May 8, 2015, we entered into a patent purchase agreement for the sale of certain Company-owned patents relating to our LED lighting products.  As a result of this agreement, on June 22, 2015, the Company received cash consideration of $12.5 million from the purchaser.  Under the agreement, the Company undertook to no longer be engaged in LED lighting and received a license under the sold patents for all other fields of use.  The proceeds were recorded during the first quarter of fiscal year 2016 as a recovery of costs previously incurred and are reflected as a separate line item on the Consolidated Condensed Statements of Income in operating expenses under the caption “Patent agreement and other.”    Additionally, in the second quarter of fiscal year 2016, the Company recorded $0.8 million in expense related to a negotiated adjustment to a legal settlement.

10.   Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision for income taxes and the effective tax rates (in thousands):

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014
Income before income taxes	$42,983	$3,409	$92,481	$19,358
Provision for income taxes	$8,103	$2,557	$24,247	$8,258
Effective tax rate	18.9%	75.0%	26.2%	42.7%

Our income tax expense for the second quarter and first six months of fiscal year 2016 was below the federal statutory rate primarily due to a one-time tax benefit of $4.6 million associated with deferred taxes related to R&D credit carry forwards, along with an increase in income in certain foreign jurisdictions taxed below the federal statutory rate.  Our income tax expense for the second quarter and first six months of fiscal year 2015 was above the federal statutory rate primarily due to the inclusion of foreign losses in the period from the close of the Acquisition to the end of the quarter at foreign statutory rates below the U.S. federal statutory rate.

We record unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns.  The unrecognized tax benefits balance was $8.8 million as of September 26, 2015.

We accrue interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.  As of September 26, 2015, the balance of accrued interest and penalties was zero.  No interest or penalties were incurred during the first six months of fiscal year 2016 or 2015.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions.  Fiscal years 2012 through 2015 remain open to examination by the major taxing jurisdictions to which we are subject, although carry forward attributes that were generated in tax years prior to fiscal year 2012 may be adjusted upon examination by the tax authorities if they have been, or will be, used in a future period.  The Company is not currently under an income tax audit in any major taxing jurisdiction.

11.   Pension Plan

The components of the Company’s net periodic pension expense for the three and six months ended September 26, 2015 and September 27, 2014 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014
Expenses	$-	$-	$-	$-
Interest cost	-	254	-	254
Expected return on plan assets	-	(370)	-	(370)
Amortization of actuarial loss	16	-	32	-
	$16	$(116)	$32	$(116)

Based on an actuarial study performed as of March  28, 2015, the pension plan is underfunded and a long-term liability is reflected in the Company’s consolidated condensed balance sheet under the caption “Other long-term liabilities”.

12.   Net Income Per Share

Basic net income per share is based on the weighted effect of common shares issued and outstanding and is calculated by dividing net income by the basic weighted average shares outstanding during the period.  Diluted net income per share is calculated by dividing net income by the weighted average number of common shares used in the basic net income per share calculation, plus the equivalent number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding.  These potentially dilutive items consist primarily of the tax affected outstanding stock options and restricted stock awards.

The following table details the calculation of basic and diluted earnings per share for the three and six months ended September 26, 2015 and September 27, 2014 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014
Numerator:
Net income	$34,880	$852	$68,234	$11,100
Denominator:
Weighted average shares outstanding	63,346	62,241	63,310	62,137
Effect of dilutive securities	2,983	2,844	3,068	2,755
Weighted average diluted shares	66,329	65,085	66,378	64,892
Basic earnings per share	$0.55	$0.01	$1.08	$0.18
Diluted earnings per share	$0.53	$0.01	$1.03	$0.17

The weighted outstanding shares excluded from our diluted calculation for the three and six months ended September 26,  2015 were 298 thousand and 279 thousand, respectively, as the shares were anti-dilutive.  The weighted outstanding shares excluded from our diluted calculation for the three and six months ended September 27, 2014 were 642 thousand and 731 thousand, respectively, as the shares were anti-dilutive.

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

14.   Stockholders’ Equity

Common Stock

The Company issued a net 0.3 million and 0.7 million shares of common stock during the three and six month periods ending September 26, 2015, respectively, in connection with stock issuances pursuant to the Company’s 2006 Stock Incentive Plan primarily.    The Company issued a net 0.4 million and 0.6 million shares of common stock during the three and six month periods ending September 27, 2014, respectively, in connection with stock issuances pursuant to the Company’s 2006 Stock Incentive Plan primarily.

Share Repurchase Program

Since inception, $167.5 million of the Company’s common stock has been repurchased under the Company’s $200 million share repurchase program, leaving $32.5 million available for repurchase under this plan as of September 26, 2015.  During the three and six months ended September 26, 2015, the Company repurchased 0.7 million shares of its common stock for $19.2 million, at an average cost of $29.44.  All of these shares were repurchased in the open market and were funded from existing cash.  All shares of our common stock that were repurchased were retired as of September 26, 2015.

Accumulated Other Comprehensive Loss

In the first quarter of fiscal year 2016, the Company updated the functional currencies of its smaller foreign entities (from the U.S. dollar to certain local currencies).  As a result, the Company is now presenting the effect of foreign currency translation, which resulted in a  $1.0 million and $0.2 million gain for the quarter and six months ended September 26, 2015, respectively.  Additionally, in the current fiscal year, the Company is amortizing the pension actuarial losses out of accumulated other comprehensive income / (loss) to selling, general and administrative expenses.  See Note 11 -  Pension Plan above.    The gains  and losses are presented within other comprehensive income in the Consolidated Condensed Statements of Comprehensive Income.

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

Revenues from our product lines are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014
Portable Audio Products	$257,152	$163,563	$493,018	$276,132
Non-Portable Audio and Other Products	49,604	46,651	96,371	86,647
	$306,756	$210,214	$589,389	$362,779

16.   Subsequent Event

In October 2015, the Board of Directors authorized the repurchase of up to an additional $200 million of the Company’s common stock, in addition to the $32.5 million remaining from the Board’s previous share repurchase authorization in November 2012, described above in Note 14.

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

There were no material changes in the first six months of fiscal year 2016 to the information provided under the heading “Critical Accounting Policies” included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2015.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606).  The purpose of this ASU is to converge revenue recognition requirements per GAAP and International Financial Reporting Standards (IFRS).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption not permitted by the FASB; however, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date after public comment respondents supported a proposal to delay the effective date of this ASU to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  The Company is currently evaluating the impact of this ASU on its consolidated financial position, results of operations and cash flows.

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The amendments in this ASU provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company is currently evaluating this ASU and expects no material modifications to its financial statements.

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

Results of Operations

The following table summarizes the results of our operations for the three and six months of  fiscal years 2016 and 2015 as a percentage of net sales.  All percentage amounts were calculated using the underlying data in thousands, unaudited:

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014
Net sales	100%	100%	100%	100%
Gross margin	46%	48%	47%	48%
Research and development	22%	21%	23%	23%
Selling, general and administrative	10%	10%	10%	11%
Acquisition related costs	0%	7%	0%	4%
Restructuring and other, net	0%	1%	0%	1%
Patent agreement and other	0%	0%	-2%	0%
Income from operations	14%	9%	16%	9%
Interest income	0%	0%	0%	0%
Interest expense	0%	-1%	0%	-1%
Other expense	0%	-6%	0%	-3%
Income before income taxes	14%	2%	16%	5%
Provision for income taxes	3%	2%	4%	2%
Net income	11%	0%	12%	3%

Net Sales

Net sales for the second quarter of fiscal year 2016 increased $96.6 million, or 46 percent, to $306.8 million from $210.2 million in the second quarter of fiscal year 2015.    Net sales from our portable audio products increased $93.6 million, or 57 percent, primarily from increased shipments of our smart codecs and amplifiers.  Non-portable audio and other product sales increased $3.0 million, or 6 percent, during the second quarter of fiscal year 2016 versus the comparable quarter of the prior fiscal year, primarily due to a full quarter of post-Acquisition revenue.

Net sales for the first six months of fiscal year 2016 increased $226.6 million, or 63 percent to $589.4 million from $362.8 million for the first six months of fiscal year 2015.  Net sales from our portable audio products increased $216.9 million, or 79 percent, resulting from our acquisition of Wolfson, as well as continued organic growth in our portable products.  Non-portable audio and other products increased $9.7 million, or 11 percent, for the first six months of fiscal year 2016 primarily due to a full six months of post-Acquisition activity.

Sales to foreign customers, principally located in Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 96 percent and  95 percent of net sales during the second quarter of fiscal years 2016 and 2015, respectively.  Sales to foreign customers, principally located in Asia, for the first six months of fiscal years 2016 and 2015, were 95 percent and 94 percent, respectively.  Our sales are denominated primarily in U.S. dollars.  No foreign currency hedging contracts were entered into in the first six months of fiscal year 2016 or 2015, with the exception of the foreign currency hedge purchased in conjunction with the Acquisition in fiscal year 2015.

Since the components we produce are largely proprietary and generally not available from second sources, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, from an external sales representative or distributor, or through a third party manufacturer contracted to produce their designs.  For the second quarter of fiscal years 2016 and 2015, our ten largest end customers represented approximately 89 percent and 86 percent of our net sales, respectively.    For the first six months of fiscal years 2016 and 2015, our ten largest end customers represented approximately 89 percent and 86 percent of our net sales, respectively.

We had one end customer, Apple Inc. that purchased through multiple contract manufacturers and represented approximately 63 percent and 73 percent of the Company’s total net sales for the second quarter of fiscal years 2016 and 2015, respectively.    This same customer represented approximately 63

percent and 73 percent of the Company’s total sales for the first six months of fiscal years 2016 and 2015, respectively.  Samsung Electronics represented 18 percent of the Company’s total net sales for the second quarter and first six months of fiscal year 2016.

No other end customer or distributor represented more than 10 percent of net sales for the three or six months ending September 26, 2015 and September 27, 2014.

For more information, please see Part II—Item 1A—Risk Factors— “We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.”

Gross Margin

Gross margin was 46.4 percent in the second quarter of fiscal year 2016, down from 47.8 percent in the second quarter of fiscal year 2015,  as supply chain improvements were primarily offset by a higher mix of portable audio products in the current quarter.

Gross margin was 46.6 percent for the first six months of fiscal year 2016, down from 48.5 percent for the first six months of fiscal year 2015.  This decrease is due primarily to mix, in which we had more volume on lower margin products.

Research and Development Expense

Research and development expense for the second quarter of fiscal year 2016 was $67.3 million, an increase of  $22.7 million, or 51 percent, from $44.6 million in the second quarter of fiscal year 2015.  The primary drivers were increases in salary and employee-related expenses, including a full quarter of expense contribution from Wolfson, which was acquired during the second quarter of fiscal year 2015, coupled with increased amortization on acquisition-related intangibles, and increased product development expenses, including tape outs and CAD tools.

Research and development expense for the first six months of fiscal year 2016 was $133.1 million, an increase of $48.8 million, or 58 percent, from $84.3 million for the first six months of fiscal year 2015.  This increase was primarily due to the items previously discussed above, coupled with a full six months of engineering expenses related to our second quarter fiscal year 2015 acquisition, compared to only one month during the previous fiscal year.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense for the second quarter of fiscal year 2016 was $30.1 million, an increase of $8.6 million, or 40 percent, from $21.5 million in the second quarter of fiscal year 2015.  The increases were due to higher salary and benefit costs and related employment costs, occupancy expenses and maintenance and supplies costs, largely driven by the full quarter effect of the Wolfson acquisition.

Selling, general and administrative (“SG&A”) expense for the first six months of fiscal year 2016 was $59.2 million, an increase of $18.0 million, or 44 percent, from $41.2 million for the first six months of fiscal year 2015.  With the Company’s acquisitions, headcount increased, driving salary and benefit costs up as well as employment expenses and occupancy costs in the current fiscal year.

Patent Agreement and Other

On May 8, 2015, we entered into a patent purchase agreement for the sale of certain Company-owned patents relating to our LED lighting products.   As a result of this agreement, on June 22, 2015, the Company received cash consideration of $12.5 million from the purchaser.  Under the agreement, the Company undertook to no longer be engaged in LED lighting and received a license under the sold patents for all other fields of use.  The proceeds were recorded during fiscal year 2016 as a recovery of costs previously incurred and are reflected as a separate line item on the Consolidated Condensed Statements of Income in operating expenses under the caption “Patent agreement and other.”    Additionally, in the second quarter of fiscal year 2016, the Company recorded $0.8 million in expense related to a negotiated adjustment to a legal settlement.

Interest expense

The Company reported interest expense of $0.8 million and $1.7 million for the three and six months ended September  26, 2015,  respectively, and $2.8 million and $3.5 million for the three and six months ended September 27, 2014, respectively.  Interest expense was recorded on the $250 million revolving credit facility described in Note 8 for all periods presented,  and during the first half of fiscal year 2015, amortization of the commitment fee on the Interim Facility was recorded.

Other expense

For the three and six months ended September 26, 2015, the Company reported $0.5 million and $0.4 million, respectively, in other expense, primarily foreign currency exchange losses.  For the three and six months ended September 27, 2014, the Company reported $12.0 million and $11.5 million, respectively, in other expense related to the cost of foreign currency hedges purchased in relation to the Wolfson acquisition.

Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision for income taxes and the effective tax rates (in thousands):

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014
Income before income taxes	$42,983	$3,409	$92,481	$19,358
Provision for income taxes	$8,103	$2,557	$24,247	$8,258
Effective tax rate	18.9%	75.0%	26.2%	42.7%

Our income tax expense for the second quarter and first six months of fiscal year 2016 was below the federal statutory rate primarily due to a one-time tax benefit of $4.6 million associated with deferred taxes related to R&D credit carry forwards, along with an increase in income in certain foreign jurisdictions taxed below the federal statutory rate.  Our income tax expense for the second quarter and first six months of fiscal year 2015 was above the federal statutory rate primarily due to the inclusion of foreign losses in the period from the close of the Acquisition to the end of the quarter at foreign statutory rates below the U.S. federal statutory rate.

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

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain current assets and current liabilities.  Our operating cash flow is affected by the ability of our operations to generate cash, and our management of assets and liabilities, including both working capital and long-term assets and liabilities.  Net cash used in operating activities totaled less than $0.1 million for the first six months of fiscal year 2016 as compared to a use of cash of $1.7 million for the corresponding period of fiscal year 2015.  The primary use of cash flow from operations during the current period of fiscal year 2016 was related to the cash components of our net income, offset by a $129.6 million net cash outflow due to changes in working capital, primarily in inventories and accounts receivable.  The primary use of cash flow from operations during the corresponding period of fiscal year 2015 was a $59.5 million net cash outflow due to changes in working capital, primarily in accounts receivable, offset by the cash components of our net income.

Net cash provided by investing activities was $13.2 million during the first six months of fiscal year 2016 as compared to $210.9 million used during the first six months of fiscal year 2015.  The cash provided by investing activities in the current period is primarily related to net proceeds from the sale of marketable securities of $75.4 million, partially offset by current fiscal year acquisitions of $37.2 million, purchases of property, equipment and software of $22.0 million and technology investments of $2.9 million.  Net cash used by investing activities for the corresponding period in fiscal year 2015 was primarily related to movements that occurred in the first quarter of fiscal year 2015, toward more liquid investments in anticipation of financing the Wolfson acquisition, which was completed in the second quarter of fiscal year 2015.   Net proceeds from the sale of marketable securities of $257.7 million was primarily offset by the $444.1 million paid, net of cash obtained, in conjunction with the Wolfson acquisition and purchases of property, equipment and software of $11.7 million.

Net cash used in financing activities was $33.2 million during the first six months of fiscal year 2016.  The cash used during the first six months of fiscal year 2016 was primarily associated with $20.0 million in principal payments against the long-term revolver, discussed in Note 8 and stock repurchases during the current quarter of $19.2 million, partially offset by  $3.9 million for the issuance of common stock, net of shares withheld for taxes for the period and excess tax benefit from employee stock option exercises of $2.9 million.  The cash provided during the first six months of fiscal year 2015 was $228.9 million and was primarily associated with the $226.4 million obtained from the long-term revolving credit facility discussed in Note 8, excess tax benefit from employee stock option exercises of $4.1 million and $1.8 million for the issuance of common stock, net of shares withheld for taxes, partially offset by payments for debt issuance costs related to the Acquisition of $2.8 million.

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

Revolving Credit Facilities

In the second quarter of fiscal year 2015, Cirrus Logic entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto.  The Credit Agreement provides for a $250 million senior secured revolving credit facility (the “Credit Facility”).  The Credit Facility replaced Cirrus Logic’s Interim  Facility, and may be used for general corporate purposes.  The Credit Facility matures on August 29, 2017.

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

The Credit Facility also contains certain financial covenants providing that (a) the ratio of consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters must not be greater than 2.00 to 1.00 (the “Leverage Ratio”) and (b) the sum of cash and Cash Equivalents of Cirrus Logic and its Subsidiaries on a consolidated basis must not be less than $100 million.  At September 26, 2015, the Company was in compliance with all covenants under the Credit Facility.  As of September 26, 2015, the Company owes  $160.4 million under this facility.  See Note 8 for additional details regarding this facility.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon the evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 26, 2015, at the reasonable assurance level.

Changes in control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 26, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Wolfson acquisition was migrated to the corporate ERP and financial reporting application instance in the quarter ended June 27, 2015.

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

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer,  or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business.  For the first six months of fiscal years 2016 and 2015,  our ten largest end customers represented approximately 89 percent and 86 percent, respectively, of our net sales.  We had one end customer, Apple Inc. that purchased through multiple contract manufacturers and represented approximately 63 percent and 73 percent of the Company’s total net sales for the first six months of fiscal years 2016 and 2015, respectively.  Additionally, Samsung Electronics represented approximately 18 percent of the Company’s net sales for the first six months of fiscal year 2016.

We had no distributors that represented more than 10 percent of our sales for the six month periods ending September 26, 2015 or September 27, 2014.  No other end customer or distributor represented more than 10 percent of net sales for the three month periods ending September 26, 2015 or September 27, 2014.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended September 26, 2015 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
June 28, 2015 - July 25, 2015	-	$-	-	$-
July 26, 2015 - August 22, 2015	652	29.44	652	32,515
August 23, 2015 - September 26, 2015	-	-	-	-
Total	652	$29.44	652	$32,515

(1)

The Company currently has a $200 million share repurchase program.  The repurchases are to be funded from existing cash and intended to be effected from time to time in accordance with applicable securities laws through the open market or in privately negotiated transactions.  The timing of the repurchases and the actual amount purchased depend on a variety of factors including the market price of the Company’s shares, general market and economic conditions, and other corporate considerations.  The program does not have an expiration date, does not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company's discretion.  The Company repurchased 0.7 million shares of its common stock for $19.2 million during the second quarter of fiscal year 2016.  All of these shares were repurchased in the open market and were funded from existing cash.  All shares of our common stock that were repurchased were retired as of September 26, 2015.

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

*  Filed or furnished, as applicable, with this Form 10-Q.

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

CIRRUS LOGIC, INC.

Date:	October 28, 2015	By: /s/ Thurman K. Case
Thurman K. Case
Vice President, Chief Financial Officer and Principal Accounting Officer