Form 10-Q
period 2015-12-26
CIRRUS LOGIC INC
filed 2016-01-27
CIK 772406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December  26,  2015

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐    NO ☑

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of January 22,  2016  was 63,121,642.

CIRRUS LOGIC, INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED DECEMBER  26, 2015

Part I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	December 26,	March 28,
	2015	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$159,572	$76,401
Marketable securities	67,148	124,246
Accounts receivable, net	127,754	112,608
Inventories	137,723	84,196
Deferred tax assets	19,404	18,559
Prepaid assets	29,870	27,093
Other current assets	8,112	8,810
Total current assets	549,583	451,913

Long-term marketable securities	22,327	60,072
Property and equipment, net	159,149	144,346
Intangibles, net	171,664	175,743
Goodwill	287,518	263,115
Deferred tax assets	27,581	25,593
Other assets	18,099	27,996
Total assets	$1,235,921	$1,148,778

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$114,483	$112,213
Accrued salaries and benefits	22,438	24,132
Deferred income	4,162	6,105
Software license agreements	20,155	18,711
Other accrued liabilities	16,146	15,417
Total current liabilities	177,384	176,578

Long-term liabilities:
Debt	160,439	180,439
Software license agreements	11,051	26,204
Other long-term liabilities	27,172	8,786
Total long-term liabilities	198,662	215,429

Stockholders' equity:
Capital stock	1,198,547	1,159,494
Accumulated deficit	(336,653)	(400,613)
Accumulated other comprehensive loss	(2,019)	(2,110)
Total stockholders' equity	859,875	756,771
Total liabilities and stockholders' equity	$1,235,921	$1,148,778

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2015	2014	2015	2014
Net sales	$347,863	$298,606	$937,252	$661,385
Cost of sales	182,952	167,775	497,666	354,612
Gross profit	164,911	130,831	439,586	306,773
Operating expenses
Research and development	70,290	55,474	203,383	139,808
Selling, general and administrative	30,632	27,783	89,854	69,011
Acquisition related costs	-	3,200	-	18,137
Restructuring and other, net	-	-	-	1,455
Patent agreement and other	78	-	(11,670)	-
Total operating expenses	101,000	86,457	281,567	228,411
Income from operations	63,911	44,374	158,019	78,362
Interest income	165	89	634	419
Interest expense	(756)	(1,131)	(2,464)	(4,598)
Other expense	(925)	(1,071)	(1,313)	(12,564)
Income before income taxes	62,395	42,261	154,876	61,619
Provision for income taxes	21,011	19,532	45,258	27,790
Net income	41,384	22,729	109,618	33,829

Basic earnings per share	$0.65	$0.36	$1.73	$0.54
Diluted earnings per share	$0.63	$0.35	$1.66	$0.52
Basic weighted average common shares outstanding	63,328	62,885	63,316	62,386
Diluted weighted average common shares outstanding	65,761	65,214	66,184	65,024

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands; unaudited)

	Three Months Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2015	2014	2015	2014
Net income	41,384	22,729	109,618	33,829
Other comprehensive income (loss), before tax
Changes to foreign currency
Foreign currency translation	(4)	-	174	-
Changes to available-for-sale securities
Unrealized gain (loss) on marketable securities	(104)	(51)	(183)	91
Changes to pension liabilities
Reclassification of actuarial loss to net income	17	-	49	-
Net changes to foreign currency derivatives
Reclassification of unrealized loss to net income	-	29	-	-
Benefit (provision) for income taxes	37	18	51	(32)
Comprehensive income	$41,330	$22,725	$109,709	$33,888

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Nine Months Ended
	December 26,	December 27,
	2015	2014
Cash flows from operating activities:
Net income	$109,618	$33,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,254	21,978
Stock compensation expense	24,717	29,813
Deferred income taxes	8,021	24,931
Loss on retirement or write-off of long-lived assets	1,405	949
Excess tax benefit from employee stock awards	(9,350)	(24,508)
Other non-cash charges	14,381	16,129
Net change in operating assets and liabilities:
Accounts receivable, net	(15,066)	(73,122)
Inventories	(53,527)	26,377
Other current assets	(4,645)	2,733
Accounts payable and other accrued liabilities	861	888
Deferred income	(1,943)	(765)
Income taxes payable	(1,428)	484
Net cash provided by operating activities	116,298	59,716

Cash flows from investing activities:
Proceeds from sale of available for sale marketable securities	117,397	272,510
Purchases of available for sale marketable securities	(22,672)	(29,256)
Purchases of property, equipment and software	(33,720)	(19,927)
Investments in technology	(3,981)	(1,346)
Loss on foreign exchange hedging activities	-	(11,976)
Acquisition of Wolfson, net of cash obtained	-	(444,138)
Acquisition of businesses, net of cash obtained	(36,788)	-
Increase in deposits and other assets	(2,012)	(692)
Net cash provided by (used in) investing activities	18,224	(234,825)

Cash flows from financing activities:
Proceeds from long-term revolver	-	226,439
Principal payments on long-term revolver	(20,000)	(26,000)
Debt issuance costs	-	(2,825)
Issuance of common stock, net of shares withheld for taxes	4,958	2,454
Repurchase of stock to satisfy employee tax withholding obligations	(6,459)	(4,175)
Repurchase and retirement of common stock	(39,200)	(10,535)
Excess tax benefit from employee stock awards	9,350	24,508
Net cash (used in) provided by financing activities	(51,351)	209,866

Net increase in cash and cash equivalents	83,171	34,757

Cash and cash equivalents at beginning of period	76,401	31,850
Cash and cash equivalents at end of period	$159,572	$66,607

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

2.     Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606).  The purpose of this ASU is to converge revenue recognition requirements per GAAP and International Financial Reporting Standards (IFRS).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date after public comment respondents supported a proposal to delay the effective date of this ASU to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  The Company is currently evaluating the impact of this ASU on its financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The amendments in this update require that debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and that the amortization of debt issuance costs is reported as interest expense.  ASU 2015-03 is to be applied retrospectively and represents a change in accounting principle.  In August 2015, the FASB issued FASB ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.  ASU 2015-15 clarified the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements.  Debt issuance costs related to a line-of-credit arrangement may be presented in the balance sheet as an asset and subsequently amortized ratably over the term of the arrangement regardless of whether there are any outstanding borrowings.  Both ASU 2015-03 and ASU 2015-15 are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.  Earlier adoption is permitted for financial statements that have not been previously issued.  The Company is currently evaluating the effect that the adoption of these ASUs will have on its financial statements.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.  This ASU requires an acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The effect on earnings of changes in depreciation, amortization or other income effects, as a result of the change in provisional amounts, are to be included in the same period’s financial statements, calculated as if the accounting had been completed at the acquisition date.  The amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and shall be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU.  Earlier application is permitted for financial statements that have not been issued.  The Company is currently evaluating this ASU and its impact on the financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  The FASB determined that the current practice of separating deferred tax liabilities and assets into current and noncurrent amounts in the balance sheet resulted in little to no benefit to financial statement users.  Effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods therein, this ASU will require that deferred tax liabilities and assets be classified as noncurrent.  Earlier application is permitted as of the beginning of an interim or annual reporting period and can be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented.  The Company is currently evaluating this ASU and its impact on the financial statements.

3.     Marketable Securities

The Company’s investments that have original maturities greater than 90 days have been classified as available-for-sale securities in accordance with U.S. GAAP.  Marketable securities are categorized on the consolidated condensed balance sheet as short- and long-term marketable securities, as appropriate.

The following table is a summary of available-for-sale securities at December 26, 2015 (in thousands):

Estimated
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
As of December 26, 2015	Cost	Gains	Losses	Amount)
Corporate debt securities	$89,731	$-	$(256)	$89,475

The Company’s specifically identified gross unrealized losses of $256 thousand relate to 28 different securities with total amortized cost of approximately $88.7 million at December 26, 2015.  Because the Company does not intend to sell the investments at a loss and the Company will not be required to sell the investments before recovery of its amortized cost basis, it did not consider the investment in these securities to be other-than-temporarily impaired at December 26, 2015.  Further, the securities with gross unrealized losses had been in a continuous unrealized loss position for less than 12 months as of December 26, 2015.

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

The cost and estimated fair value of available-for-sale securities by contractual maturities were as follows (in thousands):

	December 26, 2015		March 28, 2015
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$67,235	$67,148	$124,275	$124,246
After 1 year	22,496	22,327	60,116	60,072
Total	$89,731	$89,475	$184,391	$184,318

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

In connection with one of the Company’s second quarter fiscal year 2016 acquisitions, the Company reported contingent consideration based upon achievement of certain milestones.  This liability is classified as Level 3 and initially valued using a discounted cash flow model.  The assumptions used in preparing the discounted cash flow include discount rate estimates and cash flow amounts.  See additional details below.

The Company’s long-term revolving facility, described in Note 8, bears interest at a base rate plus applicable margin or LIBOR plus applicable margin.  As of December 26, 2015, the fair value of the Company’s long-term revolving facility approximates carrying value.

As of December 26,  2015 and March 28, 2015,  the Company classified all of its investment portfolio and pension plan assets as Level 1 or Level 2 assets.  The only Level 3 liability is the contingent consideration described above and below.  The Company has no Level 3 assets.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the nine months ending December 26, 2015.

The following table summarizes the fair value of our financial instruments, exclusive of pension plan assets, at December 26, 2015, (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$7,876	$-	$-	$7,876

Available-for-sale securities
Corporate debt securities	$-	$89,475	$-	$89,475

Liabilities:
Other accrued liabilities
Contingent consideration	$-	$-	$8,600	$8,600

The fair value of our financial assets at March 28, 2015, was determined using the following inputs (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$996	$-	$-	$996

Available-for-sale securities
Corporate debt securities	$-	$153,836	$-	$153,836
U.S. Treasury securities	27,995	-	-	27,995
Commercial paper	-	2,487	-	2,487
	$27,995	$156,323	$-	$184,318

Contingent consideration

	Maximum Value if Milestones Achieved (in thousands)	Estimated Discount Rate (%)	Fair Value (in thousands)
Tranche A - 18 month earn out period	$5,000	7.3	$4,500
Tranche B - 30 month earn out period	5,000	7.7	4,100
	$10,000		$8,600

The valuation of contingent consideration was initially based on a weighted-average discounted cash flows model.  The fair value is reviewed and estimated on a quarterly basis based on the probability of achieving defined milestones and current interest rates.  Significant changes in any of the unobservable inputs used in the fair value measurement of contingent consideration could result in a significantly lower or higher fair value.  A change in projected outcomes if milestones are achieved would be accompanied by a directionally similar change in fair value.  A change in discount rate would be accompanied by a directionally opposite change in fair value.  Changes to the fair value due to changes in assumptions would be reported in research and development expense in the Consolidated Condensed Statements of Income.  No such changes to the observable inputs were noted in the current fiscal quarter.

5.     Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	December 26,	March 28,
	2015	2015
Gross accounts receivable	$128,109	$112,964
Allowance for doubtful accounts	(355)	(356)
Accounts receivable, net	$127,754	$112,608

6.     Inventories

Inventories are comprised of the following (in thousands):

	December 26,	March 28,
	2015	2015
Work in process	$77,378	$64,663
Finished goods	60,345	19,533
	$137,723	$84,196

The increase in inventory balances at December 26, 2015, as compared to March 28, 2015, is primarily related to production ramps  ahead of customer demand.

7.    Acquisitions

Cirrus Logic completed the acquisition of Wolfson Microelectronics plc (the “Acquisition”), a public limited company incorporated in Scotland (“Wolfson”) in the second quarter of fiscal year 2015.  Upon completion of the Acquisition, Wolfson was re-registered as a private limited company.

The Acquisition was accounted for as a business purchase pursuant to ASC Topic 805, Business Combinations, and the operations of Wolfson have been included in the Company’s consolidated financial statements since August 21, 2014, the date of acquisition.  The following table presents the final allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as of December 26, 2015 (in thousands):

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

In the second quarter of fiscal year 2016, the Company acquired two small technology companies for approximately $36.8 million, net of cash obtained, with the goal of broadening its software capabilities.    The acquisitions were recorded using the acquisition method of accounting.  The Company is currently finalizing the amounts recorded,  including review of working capital; however we do not expect a material change to the balances presented.  The Company expects to complete its purchase price allocation by fiscal year end.  The consolidated condensed statements of income presented include the results of operations of each acquired company since the date of the acquisition.  Pro forma information related to these acquisitions has not been presented because it would not be materially different from amounts reported.  See Note 4 – Fair Value of Financial Instruments above, for additional information related to contingent consideration reported in relation to one of the acquisitions.

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

The Credit Facility is required to be guaranteed by all of Cirrus Logic’s material domestic subsidiaries (the “Subsidiary Guarantors”). The Credit Facility is secured by substantially all of the assets of Cirrus Logic and any Subsidiary Guarantors, except for certain excluded assets.  Borrowings under the Credit Facility may, at Cirrus Logic’s election, bear interest at either (a) a Base Rate plus the Applicable Margin (“Base Rate Loans”) or (b) a LIBOR Rate plus the Applicable Margin (“LIBOR Rate Loans”).  The Applicable Margin ranges from 0% to 0.25% per annum for Base Rate Loans and 1.50% to 2.00% per annum for LIBOR Rate Loans based on Cirrus Logic’s Leverage Ratio (discussed below).  A Commitment Fee accrues at a rate per annum ranging from 0.25% to 0.35% (based on the Leverage Ratio) on the average daily unused portion of the Commitment of the Lenders.

The Credit Agreement contains customary affirmative covenants, including, among others, covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations.  Further, the Credit Agreement contains customary negative covenants limiting the ability of Cirrus Logic or any subsidiary to, among other things, incur debt, grant liens, make investments, effect certain fundamental changes, make certain asset dispositions, and make certain restricted payments.  The Credit Facility also contains certain financial covenants providing that (a) the ratio of consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters must not be greater than 2.00 to 1.00 (the “Leverage Ratio”) and (b) the sum of cash and Cash Equivalents of Cirrus Logic and its subsidiaries on a consolidated basis must not be less than $100 million.  At December 26, 2015, the Company was in compliance with all covenants under the Credit Agreement.

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

The Company had borrowed $160.4 million under the Credit Facility as of December 26, 2015, which is included in long-term liabilities on the consolidated condensed balance sheets.  The borrowings were primarily used for refinancing the $225 million interim credit facility described below, which was used for financing the Acquisition in the second quarter of fiscal year 2015.

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

9.   Patent Agreement and Other

On May 8, 2015, we entered into a patent purchase agreement for the sale of certain Company-owned patents relating to our LED lighting products.  As a result of this agreement, on June 22, 2015, the Company received cash consideration of $12.5 million from the purchaser.  Under the agreement, the Company undertook to no longer be engaged in LED lighting and received a license under the sold patents for all other fields of use.  The proceeds were recorded during the first quarter of fiscal year 2016 as a recovery of costs previously incurred and are reflected as a separate line item on the Consolidated Condensed Statements of Income in operating expenses under the caption “Patent agreement and other.”    Additionally, in the second and third quarter of fiscal year 2016, the Company recorded $0.8 million and $0.1 million, respectively, in expense related to a negotiated adjustment to a legal settlement.

10.   Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2015	2014	2015	2014
Income before income taxes	$62,395	$42,261	$154,876	$61,619
Provision for income taxes	$21,011	$19,532	$45,258	$27,790
Effective tax rate	33.7%	46.2%	29.2%	45.1%

Our income tax expense for the third quarter and first nine months of fiscal year 2016 was below the federal statutory rate primarily due to the permanent extension of the U.S. R&D credit by the Consolidated Appropriations Act, 2016, which was enacted on December 18, 2015.  Income tax expense for the first nine months of fiscal year 2016 was further reduced by a one-time tax benefit of $4.6 million associated with deferred taxes related to U.S. R&D credit carry forwards recorded in the second quarter of fiscal year 2016.  Our income tax expense for the third quarter and first nine months of fiscal year 2015 was above the federal statutory rate primarily due to the inclusion of foreign losses in the period from the close of the Acquisition to the end of the period at foreign statutory rates below the U.S. federal statutory rate, which was partially offset by the extension of the U.S. R&D credit through December 31, 2014 by the Tax Increase Prevention Act of 2014, which was enacted on December 19, 2014.

We record unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns.  As of December 26, 2015, the Company had unrecognized tax benefits of $13.8 million, all of which would affect the effective tax rate if recognized.    The Company’s total unrecognized tax benefits are classified as “Other long-term liabilities” in the consolidated condensed balance sheets.  We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes.  As of December 26, 2015, the balance of accrued interest and penalties was zero.  No interest or penalties were incurred during the first nine months of fiscal year 2016 or 2015.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions.  Fiscal years 2013 through 2015 remain open to examination by the major taxing jurisdictions to which we are subject, although carry forward attributes that were generated in tax years prior to fiscal year 2013 may be adjusted upon examination by the tax authorities if they have been, or will be, used in a future period.  The Company is not currently under an income tax audit in any major taxing jurisdiction.

11.   Pension Plan

The components of the Company’s net periodic pension expense for the three and nine months ended December 26, 2015 and December 27, 2014 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2015	2014	2015	2014
Expenses	$-	$-	$-	$-
Interest cost	-	-	-	254
Expected return on plan assets	-	-	-	(370)
Amortization of actuarial loss	17	-	49	-
	$17	$-	$49	$(116)

Based on an actuarial study performed as of March  28, 2015, the defined benefit pension plan is underfunded and a long-term liability is reflected in the Company’s consolidated condensed balance sheet under the caption “Other long-term liabilities”.

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

The following table details the calculation of basic and diluted earnings per share for the three and nine months ended December 26, 2015 and December 27, 2014 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2015	2014	2015	2014
Numerator:
Net income	$41,384	$22,729	$109,618	$33,829
Denominator:
Weighted average shares outstanding	63,328	62,885	63,316	62,386
Effect of dilutive securities	2,433	2,329	2,868	2,638
Weighted average diluted shares	65,761	65,214	66,184	65,024
Basic earnings per share	$0.65	$0.36	$1.73	$0.54
Diluted earnings per share	$0.63	$0.35	$1.66	$0.52

The weighted outstanding shares excluded from our diluted calculation for the three and nine months ended December 26,  2015 were 563 thousand and 374 thousand, respectively, as the shares were anti-dilutive.  The weighted outstanding shares excluded from our diluted calculation for the three and nine months ended December 27, 2014 were 911 thousand and 715 thousand, respectively, as the shares were anti-dilutive.

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

14.   Stockholders’ Equity

Common Stock

The Company issued a net 0.6 million and 1.4 million shares of common stock during the three and nine month periods ending December 26, 2015, respectively,  in connection with stock issuances primarily pursuant to the Company’s 2006 Stock Incentive Plan.    The Company issued a net 0.7 million and 1.3 million shares of common stock during the three and nine month periods ending December 27, 2014, respectively, in connection with stock issuances primarily pursuant to the Company’s 2006 Stock Incentive Plan.

Share Repurchase Program

Since inception, $187.5 million of the Company’s common stock has been repurchased under the Company’s 2012 $200 million share repurchase program, leaving $12.5 million available for repurchase under this plan as of December 26, 2015.  During the three months ended December 26, 2015, the Company repurchased 0.7 million shares of its common stock for $20.0 million, at an average cost of $29.08.  During the nine months ended December 26, 2015, the Company repurchased 1.3 million shares of its common stock for $39.2 million, at an average cost of $29.26.  All of these shares were repurchased in the open market and were funded from existing cash.  All shares of our common stock that were repurchased were retired as of December 26, 2015.  In October 2015, the Board of Directors authorized the repurchase of up to an additional $200 million of the Company’s common stock, in addition to the remaining available above.

Accumulated Other Comprehensive Loss

In the first quarter of fiscal year 2016, the Company updated the functional currencies of its smaller foreign entities (from the U.S. dollar to certain local currencies).  As a result, the Company is now presenting the effect of foreign currency translation, which resulted in an insignificant amount and $0.2 million gain for the quarter and nine months ended December 26, 2015, respectively.  Additionally, in the current fiscal year, the Company is amortizing the pension actuarial losses out of accumulated other comprehensive income / (loss) to selling, general and administrative expenses.  See Note 11 - Pension Plan above.    The gains  and losses are presented within other comprehensive income in the Consolidated Condensed Statements of Comprehensive Income.

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

Revenues from our product lines are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2015	2014	2015	2014
Portable Audio Products	$308,803	$253,355	$801,821	$529,487
Non-Portable Audio and Other Products	39,060	45,251	135,431	131,898
	$347,863	$298,606	$937,252	$661,385

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

Overview

Cirrus Logic, Inc. (“Cirrus Logic,” “We,” “Us,” “Our,” or the “Company”) develops high-precision, analog and mixed-signal integrated circuits (“ICs”) for a broad range of innovative customers.   Building on our diverse analog and signal-processing patent portfolio, Cirrus Logic delivers highly optimized products for a variety of audio, industrial and energy-related applications.

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

There were no material changes in the first nine months of fiscal year 2016 to the information provided under the heading “Critical Accounting Policies” included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2015.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606).  The purpose of this ASU is to converge revenue recognition requirements per GAAP and International Financial Reporting Standards (IFRS).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In  August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date after public comment respondents supported a proposal to delay the effective date of this ASU to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  The Company is currently evaluating the impact of this ASU on its financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The amendments in this update require that debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and that the amortization of debt issuance costs is reported as interest expense.  ASU 2015-03 is to be applied retrospectively and represents a change in accounting principle.  In August 2015, the FASB issued FASB ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.  ASU 2015-15 clarified the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements.  Debt issuance costs related to a line-of-credit arrangement may be presented in the balance sheet as an asset and subsequently amortized ratably over the term of the arrangement regardless of whether there are any outstanding borrowings.  Both ASU 2015-03 and ASU 2015-15 are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.  Earlier adoption is permitted for financial statements that have not been previously issued.  The Company is currently evaluating the effect that the adoption of these ASUs will have on its financial statements.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.  This ASU requires an acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The effect on earnings of changes in depreciation, amortization or other income effects, as a result of the change in provisional amounts, are to be included in the same period’s financial statements, calculated as if the accounting had been completed at the acquisition date.  The amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and shall be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU.  Earlier application is permitted for financial statements that have not been issued.  The Company is currently evaluating this ASU and its impact on the financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.    The FASB determined that the current practice of separating deferred tax liabilities and assets into current and noncurrent amounts in the balance sheet resulted in little to no benefit to financial statement users.  Effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods therein, this ASU will require that deferred tax liabilities and assets be classified as noncurrent.  Earlier application is permitted as of the beginning of an interim or annual reporting period and can be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented.  The Company is currently evaluating this ASU and its impact on the financial statements.

Results of Operations

The following table summarizes the results of our operations for the three and nine months of  fiscal years 2016 and 2015 as a percentage of net sales.  All percentage amounts were calculated using the underlying data in thousands, unaudited:

	Three Months Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2015	2014	2015	2014
Net sales	100%	100%	100%	100%
Gross margin	47%	44%	47%	46%
Research and development	20%	19%	22%	21%
Selling, general and administrative	9%	9%	9%	10%
Acquisition related costs	0%	1%	0%	3%
Restructuring and other, net	0%	0%	0%	0%
Patent agreement and other	0%	0%	-1%	0%
Income from operations	18%	15%	17%	12%
Interest income	0%	0%	0%	0%
Interest expense	0%	-1%	0%	-1%
Other expense	0%	0%	0%	-2%
Income before income taxes	18%	14%	17%	9%
Provision for income taxes	6%	6%	5%	4%
Net income	12%	8%	12%	5%

Net Sales

Net sales for the third quarter of fiscal year 2016 increased $49.3 million, or 16 percent, to $347.9 million from $298.6 million in the third quarter of fiscal year 2015.    Net sales from our portable audio products increased $55.4 million, or 22 percent, primarily from increased shipments of our smart codecs and amplifiers.  Non-portable audio and other product sales decreased $6.1 million, or 14 percent, during the third quarter of fiscal year 2016 versus the comparable quarter of the prior fiscal year, primarily due to decreased DAC, computer product and ADC sales.

Net sales for the first nine months of fiscal year 2016 increased $275.9 million, or 42 percent to $937.3 million from $661.4 million for the first nine months of fiscal year 2015.  Net sales from our portable audio products increased $272.3 million, or 51 percent, resulting from continued organic growth in our portable products, as well as our acquisition of Wolfson.  Non-portable audio and other products increased $3.6 million, or 3 percent, for the first nine months of fiscal year 2016 primarily due to a full nine months of post-Acquisition activity as well as increases in our Soundclear revenue,  partially offset by decreases in interface, ADC and legacy industrial product sales.

Sales to foreign customers, principally located in Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 93 percent and  96 percent of net sales during the third quarter of fiscal years 2016 and 2015, respectively.  Sales to foreign customers, principally located in Asia, for each of the first nine months of fiscal years 2016 and 2015, were  95 percent.  Our sales are denominated primarily in U.S. dollars.  No foreign currency hedging contracts were entered into in the first nine months of fiscal year 2016 or 2015, with the exception of the foreign currency hedge purchased in conjunction with the Acquisition in fiscal year 2015.

Since the components we produce are largely proprietary and generally not available from second sources, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, from an external sales representative or distributor, or through a third party manufacturer contracted to produce their designs.  For the third quarter of fiscal years 2016 and 2015, our ten largest end customers represented approximately 92 percent and 88 percent of our net sales, respectively.    For the first nine months of fiscal years 2016 and

2015, our ten largest end customers represented approximately 90 percent and 87 percent of our net sales, respectively.

We had one end customer, Apple Inc. that purchased through multiple contract manufacturers and represented approximately 76 percent and 78 percent of the Company’s total net sales for the third quarter of fiscal years 2016 and 2015, respectively.    This same customer represented approximately 67 percent and 75 percent of the Company’s total sales for the first nine months of fiscal years 2016 and 2015, respectively.  Samsung Electronics represented 11 percent and 15 percent of the Company’s total net sales for the third quarter and first nine months, respectively, of fiscal year 2016.

No other end customer or distributor represented more than 10 percent of net sales for the three or nine months ending December 26, 2015 and December 27, 2014.

For more information, please see Part II—Item 1A—Risk Factors— “We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.”

Gross Margin

Gross margin was 47.4 percent in the third quarter of fiscal year 2016,  up from 43.8 percent in the third quarter of fiscal year 2015,  primarily due to the absence of the sell-through of previously fair-valued inventory related to the Acquisition in the comparable prior year fiscal quarter and to a lesser extent, was affected by mix.

Gross margin was 46.9 percent for the first nine months of fiscal year 2016, up from 46.4 percent for the first nine months of fiscal year 2015.  This increase is due primarily to the absence of the sell-through of previously fair-valued inventory related to the Acquisition in the prior fiscal year.

Research and Development Expense

Research and development expense for the third quarter of fiscal year 2016 was $70.3 million, an increase of  $14.8 million, or 27 percent, from $55.5 million in the third quarter of fiscal year 2015.  The primary drivers were increases in salary and employee-related expenses as a result of higher headcount, increased amortization on acquisition-related intangibles, higher software maintenance expenses, primarily for CAD and software tools and increased facilities-related costs.

Research and development expense for the first nine months of fiscal year 2016 was $203.4 million, an increase of $63.6 million, or 45 percent, from $139.8 million for the first nine months of fiscal year 2015.  The primary drivers were increased headcount and the related increase in salary and employee-related expenses, including a full nine months of expense contribution from Wolfson, acquired during the second quarter of fiscal year 2015.  The Company also experienced increased amortization on acquisition-related intangibles.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense for the third quarter of fiscal year 2016 was $30.6 million, an increase of $2.8 million, or 10 percent, from $27.8 million in the third quarter of fiscal year 2015.  The increases were due primarily to the write off of certain obsolete IT and Austin facilities assets and employee expenses for the quarter.

Selling, general and administrative (“SG&A”) expense for the first nine months of fiscal year 2016 was $89.9 million, an increase of $20.9 million, or 30 percent, from $69.0 million for the first nine months of fiscal year 2015.  With the Company’s acquisitions, headcount increased, driving salary and benefit costs up as well as employment expenses and occupancy costs in the current fiscal year, largely driven by a full nine months of expense contribution following the Acquisition.  In addition, expenses increased during the first nine months due to higher employee-related expenses worldwide.

Acquisition related costs

There were no acquisition related costs for the three and nine months ended December 26, 2015.  The Company reported $3.2 million and $18.1 million in conjunction with the Acquisition for the three and nine months ended December 27, 2014, respectively.  The majority of the costs included in this amount were associated with bank and legal fees, as well as certain expenses for stock compensation related to the Acquisition.

Restructuring and other, net

There were no restructuring costs for the three and nine months ended December 26, 2015.  Restructuring costs related to the Acquisition were $1.5 million for the nine months ended December 27, 2014, primarily made up of severance payments associated with the Acquisition in the prior fiscal year and the consolidation of our sales functions.

Patent agreement and other

On May 8, 2015, we entered into a patent purchase agreement for the sale of certain Company-owned patents relating to our LED lighting products.   As a result of this agreement, on June 22, 2015, the Company received cash consideration of $12.5 million from the purchaser.  Under the agreement, the Company undertook to no longer be engaged in LED lighting and received a license under the sold patents for all other fields of use.  The proceeds were recorded during fiscal year 2016 as a recovery of costs previously incurred and are reflected as a separate line item on the Consolidated Condensed Statements of Income in operating expenses under the caption “Patent agreement and other.”    Additionally, in the second quarter and third quarter of fiscal year 2016, the Company recorded $0.8 million and $0.1 million, respectively, in expense related to a negotiated adjustment to a legal settlement.

Interest expense

The Company reported interest expense of $0.8 million and $2.5 million for the three and nine months ended December  26, 2015,  respectively, and $1.1 million and $4.6 million for the three and nine months ended December 27, 2014, respectively.  Interest expense was recorded on the $250 million revolving credit facility described in Note 8 for all periods presented,  and during the first half of fiscal year 2015, amortization of the commitment fee on the Interim Facility was recorded.

Other expense

For the three and nine months ended December 26, 2015, the Company reported  $0.9 million and $1.3 million, respectively, in other expense, primarily foreign currency exchange losses.  For the three and nine months ended December 27, 2014, the Company reported $1.1 million and $12.6 million, respectively, in other expense related to the cost of foreign currency hedges purchased in relation to the Acquisition.

Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2015	2014	2015	2014
Income before income taxes	$62,395	$42,261	$154,876	$61,619
Provision for income taxes	$21,011	$19,532	$45,258	$27,790
Effective tax rate	33.7%	46.2%	29.2%	45.1%

Our income tax expense for the third quarter and first nine months of fiscal year 2016 was below the federal statutory rate primarily due to the permanent extension of the U.S. R&D credit by the Consolidated Appropriations Act, 2016, which was enacted on December 18, 2015.  Income tax expense for the first nine months of fiscal year 2016 was further reduced by a one-time tax benefit of $4.6 million associated with deferred taxes related to U.S. R&D credit carry forwards recorded in the second quarter of fiscal year 2016.  Our income tax expense for the third quarter and first nine months of fiscal year 2015 was above the federal statutory rate primarily due to the inclusion of foreign losses in the period from the close of the Acquisition to the end of the period at foreign statutory rates below the U.S. federal statutory rate, which was partially offset by the extension of the U.S. R&D credit through December 31, 2014 by the Tax Increase Prevention Act of 2014, which was enacted on December 19, 2014.

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

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain current assets and current liabilities.  Our operating cash flow is affected by the ability of our operations to generate cash, and our management of assets and liabilities, including both working capital and long-term assets and liabilities.  Net cash provided by operating activities was $116.3 million for the first nine months of fiscal year 2016 as compared to $59.7 million for the corresponding period of fiscal year 2015.  The primary source of cash flow from operations during the current period of fiscal year 2016 was related to the cash components of our net income, offset by a $75.7  million net cash outflow due to changes in working capital, primarily in inventories and accounts receivable.  The primary source of cash flow from operations during the corresponding period of fiscal year 2015 was related to the cash components of our net income, offset by a $43.4 million net cash outflow due to changes in working capital, primarily in accounts receivable.

Net cash provided by investing activities was $19.6 million during the first nine months of fiscal year 2016 as compared to $234.8 million used during the first nine months of fiscal year 2015.  The cash provided by investing activities in the current period is primarily related to net proceeds from the sale of marketable securities of $94.7 million, partially offset by current fiscal year acquisitions of $36.8  million, purchases of property, equipment and software of $33.7 million and technology investments of $4.0 million.  Net cash used by investing activities for the corresponding period in fiscal year 2015 was primarily related to movements that occurred in the first quarter of fiscal year 2015, toward more liquid investments in anticipation of financing the Acquisition, which was completed in the second quarter of fiscal year 2015.   Net proceeds from the sale of marketable securities of $243.3 million was primarily offset by the $444.1 million paid, net of cash obtained, in conjunction with the Acquisition and purchases of property, equipment, software and technology investments of $21.3 million.

Net cash used in financing activities was $51.4 million during the first nine months of fiscal year 2016.  The cash used during the first nine months of fiscal year 2016 was primarily associated with $20.0 million in principal payments against the long-term revolver discussed in Note 8, and stock repurchases during the period of $45.7 million ($39.2 million from repurchased and retired common stock, $6.5 million from stock repurchases to satisfy employee tax withholdings), offset by  $5.0 million for the issuance of common stock, net of shares withheld for taxes for the period and excess tax benefit from employee stock awards of $9.4 million.  The cash provided during the first nine months of fiscal year 2015 was $209.9 million and was primarily associated with the $226.4 million obtained from the long-term revolving credit facility discussed in Note 8, excess tax benefit from employee stock awards of $24.5 million and $2.5 million for the issuance of common stock, net of shares withheld for taxes, partially offset by payments against the long-term revolver balance of $26.0 million, payments for debt issuance costs related to the Acquisition of $2.8 million and common stock repurchase activity of $14.7 million ($10.5 million from repurchased and retired common stock, $4.2 million from stock repurchases to satisfy employee tax withholdings).

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

The Credit Facility also contains certain financial covenants providing that (a) the ratio of consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters must not be greater than 2.00 to 1.00 (the “Leverage Ratio”) and (b) the sum of cash and Cash Equivalents of Cirrus Logic and its subsidiaries on a consolidated basis must not be less than $100 million.  At December 26, 2015, the Company was in compliance with all covenants under the Credit Facility.  As of December 26, 2015, the Company owes  $160.4 million under this facility.  See Note 8 for additional details regarding this facility.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon the evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 26, 2015, at the reasonable assurance level.

Changes in control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 26, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Wolfson acquisition was migrated to the corporate ERP and financial reporting application instance in the quarter ended June 27, 2015.

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

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer,  or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business.  For the first nine months of fiscal years 2016 and 2015,  our ten largest end customers represented approximately 90 percent and 87 percent, respectively, of our net sales.  We had one end customer, Apple Inc. that purchased through multiple contract manufacturers and represented approximately 67 percent and 75 percent of the Company’s total net sales for the first nine months of fiscal years 2016 and 2015, respectively.  Additionally, Samsung Electronics represented approximately 15 percent of the Company’s net sales for the first nine months of fiscal year 2016.

We had no distributors that represented more than 10 percent of our sales for the nine month periods ending December 26, 2015 or December 27, 2014.  No other end customer or distributor represented more than 10 percent of net sales for the three month periods ending December 26, 2015 or December 27, 2014.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended December 26, 2015 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 27, 2015 - October 24, 2015	-	$-	-	$-
October 25, 2015 - November 21, 2015	688	29.08	688	212,519
November 22, 2015 - December 26, 2015	-	-	-	-
Total	688	$29.08	688	$212,519

(1)

The Company currently has two active share repurchase programs: the 2012 share repurchase program, with $12.5 million available for repurchase as of December 26, 2015, and the $200 million share repurchase program authorized by the Board of Directors in October 2015.  The repurchases are to be funded from existing cash and intended to be effected from time to time in accordance with applicable securities laws through the open market or in privately negotiated transactions.  The timing of the repurchases and the actual amount purchased depend on a variety of factors including the market price of the Company’s shares, general market and economic conditions, and other corporate considerations.  The program does not have an expiration date, does not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company's discretion.  The Company repurchased 0.7 million shares of its common stock for $20.0 million during the third quarter of fiscal year 2016.  All of these shares were repurchased in the open market and were funded from existing cash.  All shares of our common stock that were repurchased were retired as of December 26, 2015.

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

CIRRUS LOGIC, INC.

Date:	January 27, 2016	By: /s/ Thurman K. Case
Thurman K. Case
Vice President, Chief Financial Officer and Principal Accounting Officer