Form 10-K
period 2016-03-26
CIRRUS LOGIC INC
filed 2016-05-25
CIK 772406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 26, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐        NO  ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $1,538,106,366 based upon the closing price reported on the NASDAQ Global Select Market as of September 26, 2015. Stock held by directors, officers and stockholders owning 5 percent or more of the outstanding common stock were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.

As of May 20, 2016, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 62,229,406.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s proxy statement for its annual meeting of stockholders to be held July 26, 2016 is incorporated by reference in Part II – Item 5. and Part III of this Annual Report on Form 10-K.

CIRRUS LOGIC, INC.

FORM 10-K

For The Fiscal Year Ended March 26, 2016

PART I

ITEM 1.  Business

Cirrus Logic, Inc. (“Cirrus Logic,” “We,” “Us,” “Our,” or the “Company”) is a leader in high performance, low-power integrated circuits (“ICs”) for audio and voice signal processing applications. Cirrus Logic’s products span the entire audio signal chain, from capture to playback, providing innovative products for the world’s top smartphones, tablets, digital headsets, wearables and emerging smart home applications.

We were incorporated in California in 1984, became a public company in 1989 and were reincorporated in the State of Delaware in February 1999. Our primary facility housing engineering, sales and marketing, and administrative functions is located in Austin, Texas. We also have offices in various other locations in the United States, United Kingdom, Sweden, Spain, Australia, and Asia, including the People’s Republic of China, Hong Kong, South Korea, Japan, Singapore, and Taiwan. Our common stock, which has been publicly traded since 1989, is listed on the NASDAQ Global Select Market under the symbol CRUS.

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

Company Strategy

Cirrus Logic targets growing markets where we can leverage our expertise in analog and digital signal processing to solve complex problems. Our approach has been to develop custom and general market components that embody our latest innovations, which we use to engage key players in a particular market or application. We focus on building strong engineering relationships with our customers’ product teams and work to develop highly differentiated components that address their technical and price requirements across product tiers. Our products are comprised of our best-in-class hardware and software algorithms and a combination of our own intellectual property (“IP”), algorithms that have been ported to our platform by an ecosystem of third-party partners, and our customers’ IP. When we have been successful with this approach, one initial design win has often expanded into additional products. This strategy gives us the opportunity to increase our content with a customer over time through the incorporation of new features, the integration of other system components into our products and the addition of new components.

Markets and Products

The following provides a detailed discussion regarding our portable audio and non-portable audio and other product lines:

Portable Audio Products:  High-precision analog and mixed-signal components designed for mobile devices including smartphones, tablets, digital headsets, wearables, smart accessories and portable media players.

Non-Portable Audio and Other Products:  High-precision analog and mixed-signal components targeting the consumer market, including emerging smart home applications, and the automotive, energy and industrial markets.

PORTABLE AUDIO PRODUCTS

We are a leading provider of analog and mixed-signal audio converter and digital signal processing products in many of today’s mobile applications. As a leading IC supplier with the complete end-to-end solution from capture to playback, we have an extensive portfolio of products that target flagship and mid-tier devices, including “codecs” - chips that integrate analog-to-digital converters (“ADCs”) and digital-to-analog converters (“DACs”) into a single IC, “smart codecs” – codecs with digital signal processing integrated, amplifiers, micro-electromechanical systems (“MEMS”) microphones, as well as standalone digital signal processors (“DSPs”). Additionally, the Company’s SoundClear® technology consists of a broad portfolio of tools, software and algorithms that help to differentiate our customers’ products by improving the user experience with features such as enhanced voice quality, voice capture and audio playback. Our products are designed for use in a wide array of mobile applications, including smartphones, tablets, portable media players, wearables and smart accessories such as digital headsets and headphones.

NON-PORTABLE AUDIO AND OTHER PRODUCTS

We provide high-precision analog and mixed-signal ICs for a variety of products in consumer applications, including the emerging smart home market, automotive, industrial and energy. The Company supplies a wide range of products including ICs, codecs, ADCs, DACs, digital interface and amplifiers. Within the consumer market our products are utilized in laptops, audio/video receivers (“AVRs”), home theater systems, set-up boxes, portable speakers, digital camcorders, musical instruments and professional audio products. Applications for products in the automotive market include satellite radio systems, telematics and multi-speaker car-audio systems. Our products are also used in a wide array of high-precision industrial and energy-related applications including digital utility meters, power supplies, energy control, energy measurement, and energy exploration applications.

Customers, Marketing, and Sales

We offer products worldwide through both direct and indirect sales channels. Our major customers are among the world’s leading electronics manufacturers. We target both large existing and emerging customers that derive value from our expertise in advanced analog and mixed-signal design processing, systems-level integrated circuit engineering and embedded software development. We derive our revenues from both domestic and international sales, including sales in Asia, Australia and Europe. Our domestic sales force includes a network of direct sales offices located in California and Texas. International sales offices and staff are located in Hong Kong, Japan, Shanghai and Shenzhen in the People’s Republic of China, Singapore, South Korea, Taiwan, and the United Kingdom. We supplement our direct sales force with external sales representatives and distributors. We have technical support centers in China, South Korea, Taiwan and the United States. Our worldwide sales force provides geographically specific support to our customers and specialized selling of product lines with unique customer bases. See Note 17 — Segment Information, of the Notes to Consolidated Financial Statements contained in Item 8 for further detail and for additional disclosure regarding sales and property, plant and equipment, net, by geographic locations.

Since the components we produce are largely proprietary and generally not available from second sources, we generally consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, through distributors or third party manufacturers contracted to produce their designs. For fiscal years 2016, 2015, and 2014, our ten largest end customers, represented approximately 89 percent, 87 percent, and 88 percent, of our sales, respectively. For fiscal years 2016, 2015, and 2014, we had one end customer, Apple, Inc., who purchased through multiple contract manufacturers and represented approximately 66 percent, 72 percent, and 80 percent, of the Company’s total sales, respectively. Samsung Electronics represented approximately 15 percent of the Company’s total sales for fiscal year 2016. No other customer or distributor represented more than 10 percent of net sales in fiscal years 2016, 2015, or 2014.

Manufacturing

As a fabless semiconductor company, we contract with third parties for wafer fabrication and product assembly and test. We use a variety of foundries in the production of wafers including Taiwan Semiconductor Manufacturing Company, Limited, MagnaChip Semiconductor Corporation and GLOBALFOUNDRIES. The Company’s primary assembly and test houses include Advanced Semiconductor Engineering, Inc., Amkor Technology Inc., Nepes Corporation, Siliconware Precision Industries Co., Ltd. and STATS ChipPAC Pte. Ltd. Our outsourced manufacturing strategy allows us to concentrate on our design strengths and minimize fixed costs and capital expenditures while giving us access to advanced manufacturing facilities. It also provides the flexibility to source multiple leading-edge technologies through strategic relationships. After wafer fabrication by the foundry, third-party assembly vendors package the wafer die. The finished products are then tested before shipment to our customers. While we do have some redundancy of fabrication processes by using multiple outside foundries, any interruption of supply by one or more of these foundries could materially impact the Company. As a result, we maintain some amount of business interruption insurance to help reduce the risk of wafer supply interruption, but we are not fully insured against such risk. Our supply chain management organization is responsible for the management of all aspects of the manufacturing, assembly, and testing of our products, including process and package development, test program development, and production testing of products in accordance with our ISO-certified quality management system.

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

Patents, Licenses and Trademarks

We rely on patent, copyright, trademark, and trade secret laws to protect our intellectual property, products, and technology. As of March 26, 2016, we held approximately 2,240 pending and issued patents worldwide, which include approximately 1,020 granted U.S. patents, 230 U.S. pending patent applications and various international patents and applications. Our U.S. patents expire in calendar years 2016 through 2033. While our patents are an important element of our success, our business as a whole is not dependent on any one patent or group of patents. We do not anticipate any material effect on our business due to any patents expiring in 2016, and we continue to obtain new patents through our ongoing research and development.

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

They share operations support functions such as sales, public relations, supply chain management, various research and development and engineering support, in addition to the general and administrative functions of human resources, legal, finance and information technology. Therefore, there is no discrete financial information maintained for these product lines. For fiscal years 2016, 2015, and 2014, Portable Audio product sales were $989.1 million, $740.3 million, and $562.7 million, respectively. For fiscal years 2016, 2015, and 2014, Non-Portable Audio and Other product sales were $180.2 million, $176.3 million, and $151.6 million, respectively.

See Note 17 — Segment Information, of the Notes to Consolidated Financial Statements contained in Item 8 for further details including sales and property, plant and equipment, net, by geographic locations.

Research and Development

We concentrate our research and development efforts on the design and development of new products for each of our principal markets. We also fund certain advanced-process technology development, as well as other emerging product opportunities. Expenditures for research and development in fiscal years 2016, 2015, and 2014 were $269.2 million, $197.9 million, and $126.2 million, respectively. Our future success is highly dependent upon our ability to develop complex new products, transfer new products to volume production, introduce them into the marketplace in a timely fashion, and have them selected for design into products of systems manufacturers. Our future success may also depend on assisting our customers with integration of our components into their new products, including providing support from the concept stage through design, launch and production ramp.

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

While no single company competes with us in all of our product lines, we face significant competition in all markets where our products are available. Within Portable Audio, Cirrus Logic is the leading IC supplier with the complete end-to-end solution from capture to playback including amplifiers, codecs, DSP and MEMS microphones. We expect to face additional competition from new entrants in our markets, which may include both large domestic and international IC manufacturers and smaller, emerging companies. Our primary competitors include, but are not limited to AAC Technologies, AKM Semiconductor Inc., Analog Devices Inc., Austriamicrosystems AG, DSP Group, ESS Technology, Inc., GoerTek Inc., InvenSense, Inc., Knowles Corporation, Maxim Integrated Products Inc., NXP Semiconductors N.V., Qualcomm Incorporated, Realtek Semiconductor Corporation, ST Microelectronics N.V., and Texas Instruments, Inc.

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

Product life cycles may vary greatly by product category. For example, many portable audio devices have shorter design-in cycles; therefore, our competitors have increasingly frequent opportunities to achieve design wins in next-generation systems. Conversely, this also provides us frequent opportunities to displace competitors in products that have previously not utilized our design. The non-portable audio and other markets typically have longer life cycles, which provide continued revenue streams over longer periods of time.

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

Employees

As of March 26, 2016, we had 1,291 full-time employees, an increase of 187 employees, or 17 percent, from the end of fiscal year 2015. The increase was primarily due to expanding our bandwidth in the area of research and development. Of our full-time employees, 68 percent were engaged in research and product development activities, 25 percent in sales, marketing, general and administrative activities, and 7 percent in manufacturing-related activities. Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering, and administrative personnel.

We have never had a work stoppage and the majority of our employees are not represented by collective bargaining agreements. We consider our employee relations to be good.

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

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer, or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business. For the twelve-month periods ending March 26, 2016 and March 28, 2015, our ten largest end customers represented approximately 89 percent and 87 percent of our sales, respectively. For the twelve-month periods ending March 26, 2016 and March 28, 2015, we had one end customer, Apple Inc., who purchased through multiple contract manufacturers and represented approximately 66 percent and 72 percent of the Company’s total sales, respectively. Samsung Electronics represented approximately 15 percent of the Company’s total sales for fiscal year 2016.

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

¡

many of our customers have sufficient resources to internally develop technology solutions and semiconductor components that could replace the products that we currently supply in our customers’ end products;

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

Our customers, particularly in the portable audio market, could potentially transition to different audio architectures, develop their own competing technologies and integrated circuits, or integrate the functionality that our integrated circuits and software have historically provided into other components in their audio systems. If our customers were to transition to these different system architectures, our results of operations could be adversely affected by the elimination of the need for our current technology and products, resulting in reduced average selling prices for our components and loss of revenue.

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

We compete in a number of markets. Our principal competitors in these markets include AAC Technologies, AKM Semiconductor Inc., Analog Devices Inc., Austriamicrosystems AG, DSP Group, ESS Technology, Inc., GoerTek Inc., InvenSense, Inc., Knowles Corporation, Maxim Integrated Products Inc., NXP Semiconductors N.V., Qualcomm Incorporated, Realtek Semiconductor Corporation, ST Microelectronics N.V., and Texas Instruments, Inc. Many of these competitors have greater financial, engineering, manufacturing, marketing, technical, distribution, and other resources; broader product lines; broader intellectual property portfolios; and longer relationships with customers. We also expect intensified competition from emerging companies and from customers who develop their own IC products. In addition, some of our current and future competitors maintain their own fabrication facilities, which could benefit them in connection with cost, capacity, and technical issues.

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

On August 29, 2014, we entered into a credit agreement (the “Credit Agreement”), which provides for a $250 million senior secured revolving credit facility. As of March 26, 2016, the Company had an outstanding balance of $160.4 million under the facility. The credit facility matures on August 29, 2017. Our ability to repay the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive, regulatory and other factors, some of which are beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations or to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, or refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Credit Agreement.

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

A breach of any of these covenants could result in a default under Credit Agreement. In the event of a default under the Credit Agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable. If our lenders accelerate the repayment of borrowings, we may not be able to repay our debt obligations. If we were unable to repay amounts due to the lenders under our credit facility, those lenders could proceed against the collateral granted to them to secure that indebtedness.

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

We continue to invest in research and development efforts for several new markets. If we are unable to commercialize these technologies, our future results and profits could be affected.

Our investments into new markets subjects us to additional risks. We may have limited or no experience in these markets, and our customers may not adopt our new offerings. These new offerings may present new and difficult challenges, including risks related to technology, customers, competitors, product cycles, customer demand, terms and conditions and other industry specific issues which could negatively affect our operating results.

We have recently increased our investment in our MEMS microphone business. We have limited experience in this market, which leads to a number of risks, including risks related to technology, customers, competition, and other industry specific issues. We may not be successful in this market, which could result in reduced overall operating margins.

We are currently increasing our investment in our MEMS microphone business. This is a competitive market with historically lower gross margins than our existing businesses. Our investment in new markets in which we have limited or no experience increases risks related to technology, customers, competitors, and other industry specific issues. Further, there can be no assurance that we will generate the expected returns and other projected results we anticipate. For example, we may incur costs in excess of what we anticipate and the product line may generate lower gross margins than our existing businesses, which may reduce our overall operating margins.

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

Product development in the markets we serve is becoming more focused on the integration of multiple functions on individual devices. There is a general trend towards increasingly complex products. The greater integration of functions and complexity of operations of our products increases the risk that we or our customers or end users could discover latent defects or subtle faults after volumes of product have been shipped. Quality and reliability issues could result in material costs and other adverse consequences to us, including, but not limited to:

¡	reduced margins;

¡	damage to our reputation;

¡	a material recall and replacement costs for product warranty and support;

¡

payments to our customers related to recall claims, or the delivery of product replacements as part of a recall claim, as a result of various industry or business practices, contractual requirements, or in order to maintain good customer relationships;

¡	an adverse impact to our customer relationships by the occurrence of significant defects;

¡	a delay in recognition or loss of revenues, loss of market share, or failure to achieve market acceptance;

¡	writing off or reserving the value of inventory of such products; and

¡	a diversion of the attention of our engineering personnel from our product development efforts.

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

As we carry only limited insurance coverage, uninsured or under-insured losses could adversely affect our financial condition and results of operations.

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

International sales represented 93 percent of our net sales in fiscal year 2016, 95 percent of our net sales in fiscal year 2015, and 94 percent of our net sales in fiscal year 2014. We expect international sales to continue to represent a significant portion of product sales. This reliance on international sales subjects us to the risks of conducting business internationally, including risks associated with political and economic instability, global health conditions, currency controls, exchange rate fluctuations and changes in import/export regulations, tariff and freight rates, as well as the risks of natural disasters, especially in Asia. For example, the political or economic instability in a given region may have an adverse impact on the financial position of end users in the region, which could affect future orders and harm our results of operations. Our international sales operations involve a number of other risks including, but not limited to:

¡	unexpected changes in government regulatory requirements;

¡	tax regulations and treaties and potential changes in regulations and treaties in the United States and in and between countries in which we manufacture or sell our products;

¡	fluctuations in tax expense and net income due to differing statutory tax rates in various domestic and international jurisdictions;

¡	changes to countries’ banking and credit requirements;

¡	changes in diplomatic and trade relationships;

¡	delays resulting from difficulties in obtaining export licenses for technology;

¡	tariffs and other barriers and restrictions;

¡	competition with non-U.S. companies or other domestic companies entering the non-U.S. markets in which we operate;

¡	longer sales and payment cycles;

¡	problems in collecting accounts receivable; and

¡	the burdens of complying with a variety of non-U.S. laws.

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

After the acquisition of Wolfson Microelectronics (“Wolfson”) (the “Acquisition”), we began restructuring our corporate organization to more closely align with the international nature of our business activities. In addition to the primary operational benefits, we expect to achieve certain ancillary tax benefits as a result of our corporate restructuring. However, if we do not achieve those benefits, our financial condition and operating results could be adversely affected.

After the Acquisition and subsequent integration of Wolfson, we restructured our corporate organization to more closely align our corporate structure with the international nature of our business activities. We expect this corporate restructuring activity to provide certain operational benefits and to also reduce our overall effective tax rate through changes in how we develop, own and use our intellectual property and changes in the structure of our international procurement and sales operations. There can be no assurance that the taxing authorities of the jurisdictions in which we operate or in which we are otherwise deemed to be subject to tax will not challenge the tax benefits that we expect to realize as a result of the restructuring. In addition, future changes to U.S. or non-U.S. tax laws (including tax treaties) could negatively impact the anticipated tax benefits of the proposed restructuring. Any benefits to our tax rate will also depend on our ability to operate our business in a manner consistent with our restructured corporate organization and applicable taxing provisions. If the intended tax treatment is not accepted by the applicable taxing authorities, changes in tax laws negatively impact our new structure or we do not operate our business consistent with the restructuring and applicable tax provisions, we may fail to achieve the financial efficiencies that we anticipate as a result of the restructuring and our future operating results and financial condition may be negatively impacted.

We could be subject to changes in tax laws, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities.

We are subject to taxes in the U.S. and numerous foreign jurisdictions, including the United Kingdom, where a number of our subsidiaries are organized. Due to economic and political conditions, tax laws in various jurisdictions may be subject to significant change. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation, including in the U.S. and the United Kingdom. We are also subject to the examination of our tax returns and other tax matters by the Internal Revenue Service of the United States (the “IRS”) and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these examinations. If our effective tax rates were to increase, particularly in the U.S. or the United Kingdom, or if the ultimate determination of taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows, and financial condition could be adversely affected.

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

We expect our various foreign subsidiaries, in particular subsidiaries in the United Kingdom, to increase holdings in cash and cash equivalents over time. Any cash balances held outside the United States may not be readily available, or may not be available without an additional tax burden, to meet our domestic cash requirements. We require a substantial amount of cash in the United States for operating requirements, purchases of property and equipment, debt service, returning capital to investors, and potentially for future acquisitions. If we are unable to meet our domestic cash requirements using domestic cash flows from operations, domestic cash and cash equivalents, by settling loans receivable with our foreign subsidiaries, or by domestic borrowing, it may be necessary for us to consider repatriation of earnings that we have designated as indefinitely reinvested. This may require us to record additional income tax expense and remit additional taxes, which could have a material effect on our results of operations, cash flows and financial condition.

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

In addition to international sales constituting a large portion of our net sales, we maintain international operations, sales, and technical support personnel. International expansion has required, and will continue to require, significant management attention and resources. There are risks inherent in expanding our presence into non-U.S. regions, including, but not limited to:

¡	difficulties in staffing and managing non-U.S. operations;

¡	failure in non-U.S. regions to adequately protect our intellectual property, patent, trademarks, copyrights, know-how, and other proprietary rights;

¡	global health conditions and potential natural disasters;

¡	political and economic instability in international regions;

¡	international currency controls and exchange rate fluctuations;

¡	vulnerability to terrorist groups targeting American interests abroad; and

¡	legal uncertainty regarding liability and compliance with non-U.S. laws and regulatory requirements.

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

As a global enterprise, we face exposure to adverse movements in foreign currency exchange rates. Certain of our assets, including certain bank accounts, exist in non-U.S. dollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations. The non-U.S. dollar-denominated currencies are principally the British Pound Sterling. We also have a significant number of employees that are paid in foreign currency, the largest group being United Kingdom-based employees who are paid in British Pounds Sterling.

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

Because we sell products primarily in the consumer entertainment and smartphone markets, we are likely to be affected by seasonality in the sales of our products and the cyclical nature of these markets. Further, a decline in consumer confidence and consumer spending relating to economic conditions, terrorist attacks, armed conflicts, oil prices, global health conditions, natural disasters, and/or the political stability of countries in which we operate or sell products could have a material adverse effect on our business.

We may be unable to protect our intellectual property rights.

Our success depends in part on our ability to obtain patents and to preserve our other intellectual property rights covering our products. We seek patent protection for those inventions and technologies for which we believe such protection is suitable and is likely to provide a competitive advantage to us. We also rely on trade secrets, proprietary technology, non-disclosure and other contractual terms, and technical measures to protect our technology and manufacturing knowledge. We actively work to foster continuing technological innovation to maintain and protect our competitive position. We cannot provide assurances that steps taken by us to protect our intellectual property will be adequate, that our competitors will not independently develop or design around our patents, or that our intellectual property will not be misappropriated. In addition, the laws of some non-U.S. countries may not protect our intellectual property as well as the laws of the United States.

Any of these events could materially and adversely affect our business, operating results, or financial condition. Policing infringement of our technology is difficult, and litigation may be necessary in the future to enforce our intellectual property rights. Any such litigation could be expensive, take significant time, and divert management’s attention.

Potential intellectual property claims and litigation could subject us to significant liability for damages and could invalidate our proprietary rights.

The IC industry is characterized by frequent litigation regarding patent and other intellectual property rights. We may find it necessary to initiate lawsuits to assert our patent or other intellectual property rights. These legal proceedings could be expensive, take significant time, and divert management’s attention. We cannot provide assurances that we will ultimately be successful in any lawsuit, nor can we provide assurances that any patent owned by us will not be invalidated, circumvented, or challenged. We cannot provide assurances that rights granted under our patents will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all.

As is typical in the IC industry, our customers and we have, from time to time, received and may in the future receive, communications from third parties asserting patents, mask work rights, or copyrights. In the event third parties were to make a valid intellectual property claim and a license was not available on commercially reasonable terms, our operating results could be harmed. Litigation, which could result in substantial cost to us and diversion of our management, technical and financial resources, may also be necessary to defend us against claimed infringement of the rights of others. An unfavorable outcome in any such litigation could have an adverse effect on our future operations and/or liquidity.

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

The nature of our international business subjects us to the export control regulations of the U.S. Department of State and the Department of Commerce. Violation of these export control regulations could result in monetary penalties and denial of export privileges. The U.S. government is very strict with respect to compliance and has served notice generally that failure to comply with these regulations may subject violators to fines and/or imprisonment. Although we are not aware of any material violation of any export control regulations, a failure to comply with any of these regulations could have a material adverse effect on our business.

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

We currently own our U.S. headquarters in Austin, Texas as well as an office in Edinburgh, Scotland, United Kingdom. The ownership of our U.S. and United Kingdom properties subjects us to the risks of owning real property, which may include:

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

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.  Properties

As of May 1, 2016, our principal facilities are located in Austin, Texas and Edinburgh, Scotland, United Kingdom. The Austin facilities, which we own, consist of approximately 155,000 square feet of office space and are primarily occupied by research and development personnel and testing equipment. In addition, our failure analysis and reliability facility occupies approximately 27,000 square feet.

Additionally, we have various leased facilities in Austin, Texas, consisting of approximately 88,000 square feet. This includes approximately 59,000 square feet of leased space that houses a mixture of administrative personnel as well as research and development personnel.

In connection with our Acquisition on August 21, 2014, we indirectly acquired Wolfson’s corporate headquarters located in Edinburgh, Scotland, United Kingdom. This building consists of approximately 50,000 square feet of office space and is primarily occupied by research and development personnel and testing equipment. We have entered into an agreement to lease approximately 70,000 square feet of new office space in Edinburgh. Upon completion of this new facility, expected to occur within the 2017 fiscal year, our Edinburgh employees will relocate to the new office space. The Company will evaluate our future needs related to the use of the previously-mentioned building.

Below is a detailed schedule that identifies our principal locations of occupied leased and owned property as of May 1, 2016, with various lease terms through calendar year 2026:

Design Centers	Sales Support Offices – International
Austin, Texas	Hong Kong, China
Mesa, Arizona	Shanghai, China
Edinburgh, Scotland, United Kingdom	Shenzhen, China
Newbury, England, United Kingdom	Tokyo, Japan
London, England, United Kingdom	Singapore
Melbourne, Australia	Seoul, South Korea
Madrid, Spain	Taipei, Taiwan
Stockholm, Sweden

See Note 12 — Commitments and Contingencies of the Notes to Consolidated Financial Statements contained in Item 8 for further detail.

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

As of May 20, 2016, there were approximately 528 holders of record of our common stock.

We have not paid cash dividends on our common stock and currently intend to continue a policy of retaining any earnings for reinvestment in our business, repayment of debt, potential acquisition, or share repurchases.

The information under the caption “Equity Compensation Plan Information” in the proxy statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on July 26, 2016 (the “Proxy Statement”) is incorporated herein by reference.

The following table shows, for the periods indicated, the high and low intra-day sales prices for our common stock.

	High	Low
Fiscal year ended March 26, 2016
First quarter	$38.20	$31.95
Second quarter	37.60	24.56
Third quarter	36.03	28.11
Fourth quarter	36.95	25.09
Fiscal year ended March 28, 2015
First quarter	$24.06	$18.42
Second quarter	25.00	21.17
Third quarter	23.94	16.80
Fourth quarter	34.46	22.63

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended March 26, 2016 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
December 27, 2015—January 23, 2016	—	$—	—	$—
January 24, 2016—February 20, 2016	667	31.95	667	191,216
February 21, 2016—March 26, 2016	—	—	—	—

Total	667	$31.95	667	$191,216

(1)	The Company currently has one active share repurchase program: the $200 million share repurchase program authorized by the Board of Directors in October 2015. The repurchases are to be funded from existing cash and intended to be effected from time to time in accordance with applicable securities laws through the open market or in privately negotiated transactions. The timing of the repurchases and the actual amount purchased depend on a variety of factors including the market price of the Company’s shares, general market and economic conditions, and other corporate considerations. The program does not have an expiration date, does not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company’s discretion. The Company repurchased 0.7 million shares of its common stock for $21.3 million during the fourth quarter of fiscal year 2016. All of these shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of March 26, 2016.

Stock Price Performance Graph

The following graph and table show a comparison of the five-year cumulative total stockholder return, calculated on a dividend reinvestment basis, for Cirrus Logic, the Standard & Poor’s 500 Composite Index (the “S&P 500 Index”), and the Semiconductor Subgroup of the Standard & Poor’s Electronics Index (the “S&P 500 Semiconductors Index”).

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

March 2016

	3/26/2011	3/31/2012	3/30/2013	3/29/2014	3/28/2015	3/26/2016
Cirrus Logic, Inc.	100.00	112.48	107.51	92.25	157.33	162.90
S&P 500 Index	100.00	109.57	124.87	150.96	170.93	172.52
S&P 500 Semiconductors Index	100.00	115.04	103.99	133.82	169.37	170.63

(1)	The graph assumes that $100 was invested in our common stock and in each index at the market close on March 26, 2011, and that all dividends were reinvested. No cash dividends were declared on our common stock during the periods presented.

(2)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

	Fiscal Years
	2016	2015	2014	2013	2012
	(1)	(1)	(1)
Net sales	$1,169,251	$916,568	$714,338	$809,786	$426,843
Net income	123,630	55,178	108,111	136,598	87,983
Basic earnings per share	$1.96	$0.88	$1.72	$2.12	$1.35
Diluted earnings per share	$1.87	$0.85	$1.65	$2.00	$1.29
Financial position at year end:
Cash, cash equivalents, restricted investments and marketable securities	250,006	260,719	384,510	236,547	184,788
Total assets	$1,181,883	$1,148,778	$724,744	$651,347	$544,462
Working capital	378,005	275,335	392,810	351,455	278,602
Long-term liabilities	194,276	215,429	4,863	10,094	5,620
Total stockholders’ equity	$859,483	$756,771	$637,358	$548,174	$465,857

1)	Refer to the consolidated financial statements and the Notes thereto contained in Item 8 of this Form 10-K for fiscal years 2016, 2015, and 2014, for an expanded discussion of factors that materially affect the comparability of the information reflected in the selected consolidated financial data presented above.

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

We believe the following critical accounting policies involve significant judgments and estimates that are used in the preparation of the consolidated financial statements:

¡

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities, which are measured using the enacted tax laws and tax rates that will be in effect when the differences are expected to reverse. We assess the likelihood that the deferred tax assets will be realized. A valuation allowance is established against deferred tax assets to the extent the Company believes that it is more likely than not that the deferred tax assets will not be realized, taking into consideration the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible.

The calculation of our tax liabilities involves assessing uncertainties with respect to the application of complex tax rules. Uncertain tax positions must meet a more likely than not threshold to be recognized in the financial statements and the tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon final settlement. See Note 16 — Income Taxes of the Notes to Consolidated Financial Statements contained in Item 8 for additional details.

¡

We recognize revenue when all of the following criteria are met: persuasive evidence that an arrangement exists, delivery of goods has occurred, the sales price is fixed or determinable and collectability is reasonably assured. For our distributors, we provide minimal stock rotation rights. Prior to the fourth quarter of fiscal year 2016, revenue was deferred at the time of shipment to our domestic distributors and certain international distributors due to the determination that the ultimate sales price to the distributor was not fixed or determinable. Upon distributor resale, the final sales price was fixed or determinable, and the Company recognized revenue for the final sales price and recorded the related cost of sales. Beginning in the fourth quarter of fiscal year 2016, revenue is recognized upon delivery to the distributor, as the final sales price is now fixed and determinable at the time of shipment, less an allowance for estimated returns.

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

¡

We evaluate the recoverability of property, plant, and equipment and intangible assets by testing for impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. An impairment loss is recognized in the event the carrying value of these assets exceeds the fair value of the applicable assets. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, which could have a material effect on our operating results and financial position. See Note 6 — Intangibles, net and Goodwill of the Notes to Consolidated Financial Statements contained in Item 8.

¡

The Company evaluates goodwill and other intangible assets. Goodwill is recorded at the time of an acquisition and is calculated as the difference between the total consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The Company tests goodwill and other intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management’s assessment of qualitative factors to determine whether it is more likely than not that goodwill and other intangible assets are impaired. If management concludes from its assessment of qualitative factors that it is more likely than not that impairment exists, then a quantitative impairment test will be performed involving management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in these evaluations. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. The Company has recorded no goodwill impairments in fiscal years 2016, 2015, and 2014. There were no material intangible asset impairments in fiscal years 2016, 2015, and 2014.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606). The purpose of this ASU is to converge revenue recognition requirements per GAAP and International Financial Reporting Standards (IFRS). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date after public comment respondents supported a proposal to delay the effective date of this ASU to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this ASU.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this ASU provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating this ASU and expects no material modifications to its financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and that the amortization of debt issuance costs is reported as interest expense. ASU 2015-03 is to be applied retrospectively and represents a change in accounting principle. In August 2015, the FASB issued FASB ASU No. 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 clarified the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Debt issuance costs related to a line-of-credit arrangement may be presented in the balance sheet as an asset and subsequently amortized ratably over the term of the arrangement regardless of whether there are any outstanding borrowings. Both ASU 2015-03 and ASU 2015-15 are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Earlier adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating and plans to adopt these ASUs in the first quarter of fiscal year 2017.

In April 2015, the FASB issued ASU No. 2015-04, Compensation — Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. The ASU is part of the FASB’s “Simplification Initiative” to reduce complexity in accounting standards. The FASB decided to permit entities to measure defined benefit plan assets and obligations as of the month-end that is closest to their fiscal year-end. An entity is required to disclose the accounting policy election and the date used to measure defined benefit plan assets and obligations in accordance with the amendments in this update. The amendments in this update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with earlier application permitted. The Company is currently evaluating the likelihood of adoption and expects no material modifications to its financial statements.

In July 2015, ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory was issued. This ASU requires companies to subsequently measure inventory at the lower of cost and net realizable value versus the previous lower of cost or market. The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, to be applied prospectively. Early application is permitted. The Company is currently evaluating this ASU and expects no material modifications to its financial statements as a result.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU requires an acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation, amortization or other income effects, as a result of the change in provisional amounts, are to be included in the same period’s financial statements, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and shall be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU. Earlier application is permitted for financial statements that have not been issued. The Company adopted this ASU in the fourth quarter of fiscal year 2016, with no material impact to its financial statements as a result.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The FASB determined that the current practice of separating deferred tax liabilities and assets into current and noncurrent amounts in the balance sheet resulted in little to no benefit to financial statement users. Effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods therein, this ASU will require that deferred tax liabilities and assets be classified as noncurrent. Earlier application is permitted as of the beginning of an interim or annual reporting period and can be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The Company early adopted this ASU on a prospective basis in the fourth quarter of fiscal year 2016. Prior periods were not retrospectively adjusted.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The FASB issued this Update to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key leasing arrangement details. Lessees would recognize operating leases on the balance sheet under this ASU – with the lease payment recognized as a liability, measured at present value, and the right-of-use asset recognized for the lease term. A single lease cost would be recognized over the lease term. For terms less than twelve months, a lessee would be permitted to make an accounting policy election to recognize lease expense for such leases generally on a straight-line basis over the lease term. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this ASU.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU requires the following:

¡	all excess tax benefits and deficiencies to be recognized as income tax expense / benefit in the income statement and presented as an operating activity in the statement of cash flows;

¡	forfeitures can be calculated based on either the estimated number of awards that are expected to vest (current guidance) or when forfeitures actually occur; and

¡	cash paid by an employer for directly withheld shares for tax purposes is to be classified as a financing activity within the statement of cash flows.

This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted, but all of the described amendments must be adopted in the same period and any adjustments should be reflected as of the beginning of the fiscal year if adopted in an interim period. The Company is currently evaluating the impact of this ASU.

Overview

Cirrus Logic develops high-precision analog and mixed-signal ICs for a broad range of innovative customers. We track operating results in one reportable segment, but report revenue performance by product line, currently portable audio and non-portable audio and other products. In fiscal year 2016, the Company grew its product portfolio with smart codecs, amplifiers and MEMS microphones and diversified our customer base, while increasing content and share with key customers. The Company continued to invest in research and development, with a 36 percent increase over prior year, discussed below.

Fiscal Year 2016

Fiscal year 2016 net sales of $1.2 billion represented a 28 percent increase over fiscal year 2015 net sales of $916.6 million. Portable audio product line sales of $989.1 million in fiscal year 2016 represented a 34 percent increase over fiscal year 2015 sales of $740.3 million, attributable primarily to significant increases in the sales of smart codecs and boosted amplifiers for the period. Non-portable audio and other product line sales of $180.2 million represented a 2 percent increase from fiscal year 2015 sales of $176.3 million.

Overall, gross margin for fiscal year 2016 was 47 percent. The increase in gross margin for fiscal year 2016 was primarily due to the absence of the fair market adjustments related to the Acquisition discussed below, creating an approximate 1% favorable impact to gross margin in the current fiscal year versus the prior year. The Company’s number of employees increased to 1,291 as of March 26, 2016. The Company achieved net income of $123.6 million in fiscal year 2016, which included an income tax provision in the amount of $52.4 million.

Fiscal Year 2015

Fiscal year 2015 net sales of $916.6 million represented a 28 percent increase over fiscal year 2014 net sales of $714.3 million. Portable audio product line sales of $740.3 million in fiscal year 2015 represented a 32 percent increase over fiscal year 2014 sales of $562.7 million, attributable primarily to Wolfson contributions and significant increases in the sales of certain portable audio products for the period. Non-portable audio and other product line sales of $176.3 million represented a 16 percent increase from fiscal year 2014 sales of $151.6 million, which was primarily attributable to Wolfson contributions for the prior fiscal year, as well as increases in certain computer and DAC products.

Overall, gross margin for fiscal year 2015 was 46 percent. The decrease in gross margin for fiscal year 2015 was primarily due to the increase in inventory write-downs compared to fiscal year 2014, which had a 1.5% negative impact on fiscal year 2015 margin. Additionally, gross margin was negatively affected by approximately 1% due to the fair value adjustments made to inventory in the prior year as a result of the Acquisition. The Company’s number of employees increased to 1,104 as of March 28, 2015. The Company achieved net income of $55.2 million in fiscal year 2015, which included an income tax provision in the amount of $36.4 million.

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

Overall, gross margin for fiscal year 2014 was 50 percent. The increase in gross margin for fiscal year 2014 was primarily due to the absence of the significant inventory write-down, including scrapped inventory, experienced in fiscal year 2013, which had a 3.1% negative impact on fiscal year 2013 margin. The Company achieved net income of $108.1 million in fiscal year 2014, which included an income tax provision in the amount of $47.6 million. Additionally, the Company’s number of employees increased to 751 as of March 29, 2014.

Results of Operations

The following table summarizes the results of our operations for each of the past three fiscal years as a percentage of net sales. All percentage amounts were calculated using the underlying data, in thousands:

	Fiscal Years Ended
	March 26, 2016	March 28, 2015	March 29, 2014
Net sales	100%	100%	100%
Gross margin	47%	46%	50%
Research and development	23%	21%	18%
Selling, general and administrative	10%	11%	10%
Acquisition related costs	0%	2%	0%
Restructuring and other, net	0%	0%	0%
Patent agreement and other	-1%	0%	0%

Income from operations	15%	12%	22%

Interest income	0%	0%	0%
Interest expense	0%	-1%	0%
Other expense	0%	-1%	0%

Income before income taxes	15%	10%	22%
Provision for income taxes	4%	4%	7%

Net income	11%	6%	15%

Net Sales

We report sales in two product categories: portable audio products and non-portable audio and other products. Our sales by product line are as follows (in thousands):

	Fiscal Years Ended
	March 26, 2016	March 28, 2015	March 29, 2014
Portable Audio Products	$989,101	$740,301	$562,718
Non-Portable Audio and Other Products	180,150	176,267	151,620

	$1,169,251	$916,568	$714,338

Net sales for fiscal year 2016 increased 28 percent, to $1.2 billion from $916.6 million in fiscal year 2015. The increase in net sales reflects a $248.8 million increase in portable audio product sales and a $3.9 million increase in non-portable audio and other product sales. The portable audio products group experienced an increase in net sales attributable to significant increases in the sales of smart codecs and boosted amplifiers for the current fiscal year, which includes a full year revenue effect of the Wolfson acquisition. Non-portable audio and other product line sales of $180.2 million represented a 2 percent increase from fiscal year 2015 sales of $176.3 million, which was primarily attributable to increases in ADC and power meter products for the period. In addition, during fiscal year 2016, the Company realized an additional $5.4 million of net sales, primarily related to non-portable audio, due to the conversion to a point-of-purchase model for our larger distributors.

Net sales for fiscal year 2015 increased 28 percent, to $916.6 million from $714.3 million in fiscal year 2014. The increase in net sales reflects a $177.6 million increase in portable audio product sales and a $24.7 million increase in non-portable audio and other product sales. The portable audio products group experienced an increase in net sales attributable to Wolfson contributions of $83.9 million, as well as significant increases in the sales of certain portable audio products for fiscal year 2014. Non-portable audio and other product line sales of $176.3 million represented a 16 percent increase from fiscal year 2014 sales of $151.6 million, which was attributable to Wolfson contributions of $14.4 million, a $5.6 million increase in custom computer products and a $4.6 million increase in DAC products for the period.

Sales to foreign customers, principally located in Asia, including sales to U.S.-based customers that manufacture products at plants overseas, were approximately $1.1 billion in fiscal year 2016, $869.9 million in fiscal year 2015, and $673.7 million in fiscal year 2014. Sales to foreign customers located in Asia were 89 percent in net sales in fiscal year 2016 and 92 percent of net sales in fiscal years 2015 and 2014. Sales to foreign customers in all other regions represented 4 percent of net sales in fiscal year 2016 and 3 percent of net sales in each of fiscal years 2015 and 2014.

Our sales are denominated primarily in U.S. dollars. During fiscal year 2015, we acquired foreign currency hedging contracts related to the Acquisition. The contracts expired in fiscal year 2015. No foreign currency hedging contracts were entered into in fiscal year 2016 or 2014.

Gross Margin

Overall gross margin of 47 percent for fiscal year 2016 reflects an increase from fiscal year 2015 gross margin of 46 percent. The increase was primarily attributable to the absence of the fair market adjustments related to the Acquisition discussed below, in the current fiscal year versus prior year. This contributed an approximate 1% favorable impact to gross margin in fiscal year 2016. Changes in excess and obsolete inventory charges, including scrapped inventory, and sales of product written down in prior periods did not have a material impact on margin in fiscal year 2016.

Overall gross margin of 46 percent for fiscal year 2015 reflects a decrease from fiscal year 2014 gross margin of 50 percent. The decrease was primarily attributable to the increase in excess and obsolete inventory charges, including scrapped inventory, of $13.8 million from fiscal year 2014, resulting in a 1.5% negative impact on margin in the prior year. Gross margin was also negatively affected by approximately 1% due to the fair value adjustments made to inventory in the prior year as a result of the Acquisition. Fiscal year 2015 sales of product written down in prior periods contributed $1.8 million to gross margin compared to $12.2 million, in fiscal year 2014.

Research and Development Expenses

Fiscal year 2016 research and development expenses of $269.2 million reflect an increase of $71.3 million, or 36 percent, from fiscal year 2015. The increase was primarily attributable to a 20 percent increase in research and development headcount and the associated salary and employee-related expenses, due in part to including a full year of expenses over the prior year, associated with the Acquisition. The Company also experienced higher product development costs in the current year.

Fiscal year 2015 research and development expenses of $197.9 million reflect an increase of $71.7 million, or 57 percent, from fiscal year 2014. The increase was primarily attributable to a 45 percent increase in research and development headcount (both at Cirrus Logic and due to the Acquisition) and the associated salary and employee-related expenses. As a result of the Acquisition, we experienced increased amortization costs on acquisition-related intangibles, as well as higher product development costs in the prior year. The Company also experienced an 80% increase in R&D expense related to the amortization of software maintenance contracts, primarily CAD software.

Selling, General and Administrative Expenses

Fiscal year 2016 selling, general and administrative expenses of $117.1 million reflect an increase of $17.6 million, or 18 percent, compared to fiscal year 2015. The increase was primarily attributable to a full year of expenses over the prior year associated with the Acquisition. Overall, SG&A headcount increased along with related salary and employee expenses, as well as higher occupancy and maintenance and supplies costs in the current year.

Fiscal year 2015 selling, general and administrative expenses of $99.5 million reflect an increase of $24.6 million, or 33 percent, compared to fiscal year 2014. The increase was primarily attributable to the Acquisition, resulting in increased SG&A headcount and related salary and employee-related expenses, as well as higher costs associated with outside professional services.

Acquisition related costs

The Company reported $18.1 million in costs in conjunction with the Acquisition for the year ended March 28, 2015. The majority of the costs included in this amount were associated with bank and legal fees, as well as certain expenses for stock compensation related to the Acquisition. Acquisition related costs incurred in fiscal year 2016 were immaterial.

Restructuring and other, net

There were no restructuring costs for fiscal year 2016. Restructuring costs related to the Acquisition were $1.5 million for the year ended March 28, 2015, primarily made up of severance payments associated with the Acquisition in the prior fiscal year and the consolidation of our sales functions. The credits included in this line item for fiscal year 2014 related to changes in estimates, due to a new sublease on the vacated property in connection with the closing of our Tucson, Arizona design facility.

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

The Company reported a $0.7 million expense in the first quarter of fiscal year 2014 in connection with the settlement of the U.S. Ethernet Innovations, LLC case discussed in Note 13 — Legal Matters. This item is presented as a separate line item on the Consolidated Statements of Income within operating expenses under the caption “Patent agreement and other.”

Interest Income

Interest income in fiscal years 2016, 2015, and 2014, was $0.9 million, $0.6 million, and $0.8 million, respectively. The increase in interest income in fiscal year 2016 was due to higher average cash and cash equivalent balances throughout the year, compared to fiscal year 2015. The decrease in interest income in fiscal year 2015 was due to lower average cash and cash equivalent balances for the year compared to fiscal year 2014.

Interest expense

The Company reported interest expense of $3.3 million and $5.6 million for fiscal years 2016 and 2015, respectively, primarily as a result of the $250 million revolving credit facility described in Note 8. Additional costs were incurred in fiscal year 2015 in relation to an interim revolving facility. No interest expense was recorded for fiscal year 2014.

Other expense

In fiscal year 2016, the Company reported $1.8 million in other expense, primarily foreign exchange costs. For the year ended March 28, 2015, the Company reported $12.2 million in other expense primarily related to recognized losses on expired contracts during the prior fiscal year and the foreign currency exchange losses on hedges purchased in relation to the Acquisition during the second quarter of fiscal year 2015. The corresponding amounts in fiscal year 2014 are immaterial.

Provision for Income Taxes

We recorded income tax expense of $52.4 million in fiscal year 2016 on a pre-tax income of $176.0 million, yielding an effective tax provision rate of 29.8 percent. Our effective tax rate was lower than the U.S. statutory rate of 35 percent, primarily due to research and development tax credits in the U.S. and the impact of earnings in jurisdictions with a lower statutory tax rate.

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

We recorded income tax expense of $47.6 million in fiscal year 2014 on a pre-tax income of $155.7 million, yielding an effective tax provision rate of 30.6 percent. Our effective tax rate was lower than the U.S. statutory rate of 35 percent, primarily due to the effect of a tax benefit of $6.3 million provided by the Extraterritorial Income Exclusion Act, an elective provision of the Internal Revenue Code, and the federal research and development credit.

Outlook

Looking ahead to the current fiscal year, we continue to expect our long-term gross margin goal to range from 46 to 48 percent with operating profit of approximately 20 percent. We anticipate revenue growth to exceed our long-term target of 15 percent in terms of year-over-year growth for fiscal year 2017, driven by new product introductions and share expansion with new and existing customers.

Liquidity and Capital Resources

In fiscal year 2016, our net cash provided by operating activities was $155.3 million. The positive cash flow from operations was predominantly due to the cash components of our net income, offset by a $102.5 million increase in working capital, driven primarily by an increase in inventories and a decrease in accounts payable for the year. In fiscal year 2015, our net cash provided by operating activities was $163.5 million. The positive cash flow from operations was predominantly due to the cash components of our net income, including a $17.3 million decrease in working capital, primarily due to a decrease in inventory and increase in accounts payable, offset by an increase in accounts receivable for the period. In fiscal year 2014, our net cash provided by operating activities was $228.0 million. The positive cash flow from operations was predominantly due to the cash components of our net income, and a $48.1 million favorable change in working capital, primarily due to decreases in inventory for the period. Other non-cash charges included in the Consolidated Statements of Cash Flows within operating activities primarily relate to offsetting changes in assets and liabilities relating to software maintenance contracts as well as the monthly amortization of the assets relating to these software maintenance contracts.

In fiscal year 2016, the Company received approximately $14.0 million in cash provided by investing activities, principally due to the net maturities and sales of marketable securities of $103.1 million, partially offset by $46.1 million in capital expenditures and technology investments, current fiscal year acquisitions of $36.8 million, and increases in deposits and other assets of $6.2 million. In fiscal year 2015, approximately $324.4 million was used in investing activities, primarily due to the $444.1 million, net of cash obtained, used in conjunction with the Wolfson acquisition. An additional use of cash for the period was the $36.7 million in capital expenditures and technology investments. These uses of cash were offset by net maturities and sales of marketable securities of $168.4 million in anticipation of financing the Acquisition. In fiscal year 2014, we used approximately $220.3 million in cash for investing activities, principally due to the net purchases of marketable securities of $182.5 million, $17.4 million in capital expenditures and technology investments and $20.4 million related to the Acoustic Technologies, Inc. acquisition.

In fiscal year 2016, the Company used $76.9 million in financing activities. In fiscal year 2015, the Company received $205.5 million in cash provided by financing activities, principally as a result of the long-term revolving credit facility entered into in the second quarter of fiscal year 2015. The related influx of $226.4 million was offset by payments against the revolver balance of $46.0 million for the period. Payments against the revolver balance in fiscal year 2016 were $20.0 million. During fiscal years 2016, 2015, and 2014, we generated $6.6 million, $5.3 million, and $5.3 million, respectively from the issuance of common stock. The Company also utilized $6.9 million, $4.6 million, and $3.9 million in fiscal years 2016, 2015, and 2014, respectively, for the repurchase of common stock to satisfy related employee tax withholding obligations. Excess tax benefits related to employee stock-based compensation generated $3.9 million, $37.7 million, and $8.4 million, in fiscal years 2016, 2015, and 2014, respectively. Additionally, in fiscal years 2016, 2015, and 2014, the Company utilized approximately $60.5 million, $10.5 million, and $52.1 million, respectively, in cash to repurchase and retire portions of its outstanding common stock. See Note 14 for a description of our Share Repurchase Program.

We anticipate costs related to the build out of our new to-be leased space in the U.K. to be up to $20 million over the next year. We anticipate these cash uses to be funded from current cash sources.

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

Revolving Credit Facilities

On August 29, 2014, Cirrus Logic entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto. The Credit Agreement provides for a $250 million senior secured revolving credit facility (the “Credit Facility”). The Credit Facility replaced an interim credit facility, and may be used for general corporate purposes. The Credit Facility matures on August 29, 2017.

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

The Credit Agreement contains customary affirmative covenants, including, among others, covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the Credit Agreement contains customary negative covenants limiting the ability of Cirrus Logic or any Subsidiary to, among other things, incur debt, grant liens, make investments, effect certain fundamental changes, make certain asset dispositions, and make certain restricted payments. The Credit Facility also contains certain financial covenants providing that (a) the ratio of consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters must not be greater than 2.00 to 1.00 (the “Leverage Ratio”) and (b) the sum of cash and Cash Equivalents, which includes marketable securities, of Cirrus Logic and its Subsidiaries on a consolidated basis must not be less than $100 million. At March 26, 2016, the Company was in compliance with all covenants under the Credit Agreement and had $160.4 million of indebtedness outstanding under the Credit Facility, which is included in long-term liabilities on the consolidated balance sheets. The borrowings were primarily used for refinancing an interim credit facility.

See also Note 8 — Revolving Line of Credit.

Off Balance Sheet Arrangements

As of March 26, 2016, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

In our business activities, we incur certain commitments to make future payments under contracts such as debt agreements, purchase orders, operating and capital leases and other long-term contracts. Maturities under these contracts are set forth in the following table as of March 26, 2016:

	Payment due by period (in thousands)
	< 1 year	1-3 years	3-5 years	> 5 years	Total
Revolving line of credit	$—	$160,439	$—	$—	$160,439
Interest on revolving line of credit (1)	3,588	1,511	—	—	5,099
Facilities leases, net	4,530	12,724	13,752	37,543	68,549
Equipment leases	58	134	119	59	370
Capital leases	234	468	—	—	702
Wafer purchase commitments	98,243	—	—	—	98,243
Assembly purchase commitments	4,779	—	—	—	4,779
Outside test purchase commitments	9,665	—	—	—	9,665
Other purchase commitments	20,772	9,065	—	—	29,837

Total	$141,869	$184,341	$13,871	$37,602	$377,683

(1)	As of March 26, 2016, all of our debt was subject to a variable interest rate based on LIBOR. The interest included in the table above is based on the indexed rate in effect at the balance sheet date.

Certain of our operating lease obligations include escalation clauses. These escalating payment requirements are reflected in the table.

We are unable to make a reasonably reliable estimate as to when or if a cash settlement with taxing authorities will occur related to our unrecognized tax benefits. Therefore, our liability of $18.8 million for unrecognized tax benefits is not included in the table above. See Note 16 — Income Taxes, to the Consolidated Financial Statements for additional information.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks associated with interest rates on our debt securities, currency movements on non-U.S. dollar denominated assets and liabilities, and the effect of market factors on the value of our marketable equity securities. We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. All of the potential changes noted below are based on sensitivity analyses as of March 26, 2016. Actual results may differ materially.

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

To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, the Company performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of March 26, 2016 and March 28, 2015, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $0.4 million and $1.3 million decline in the fair market value of the portfolio, respectively. The larger hypothetical decline in fair value at the end of fiscal year 2015 was due to the larger balance in short and long-term marketable securities, as opposed to cash equivalents, when compared to fiscal year 2016. Such losses would only be realized if the Company sold the investments prior to maturity.

Foreign Currency Exchange Risk

Our revenue and spending is transacted primarily in U.S. dollars; however, in fiscal years 2016, 2015, and 2014, we entered into routine transactions in other currencies to fund the operating needs of our technical support, and sales offices outside of the U.S. As of March 26, 2016 and March 28, 2015, a ten percent change in the value of the related currencies would not have a material impact on our results of operations and financial position. During fiscal years 2016 and 2014, we did not enter into any foreign currency hedging contracts. In fiscal year 2015, the Company acquired foreign currency hedging contracts that expired within the same fiscal year.

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Cirrus Logic, Inc.

We have audited the accompanying consolidated balance sheets of Cirrus Logic, Inc. as of March 26, 2016 and March 28, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended March 26, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cirrus Logic, Inc. at March 26, 2016 and March 28, 2015, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended March 26, 2016, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for classifying deferred tax assets and liabilities effective March 26, 2016.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cirrus Logic, Inc.’s internal control over financial reporting as of March 28, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

May 25, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Cirrus Logic, Inc.

We have audited Cirrus Logic, Inc.’s internal control over financial reporting as of March 26, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Cirrus Logic, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cirrus Logic, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 26, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cirrus Logic, Inc. as of March 26, 2016 and March 28, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended March 26, 2016 of Cirrus Logic, Inc. and our report dated May 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

May 25, 2016

CIRRUS LOGIC, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 26,	March 28,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$168,793	$76,401
Marketable securities	60,582	124,246
Accounts receivable, net	88,532	112,608
Inventories	142,015	84,196
Deferred tax assets	—	18,559
Prepaid assets	29,924	27,093
Other current assets	16,283	8,810

Total current assets	506,129	451,913
Long-term marketable securities	20,631	60,072
Property and equipment, net	162,656	144,346
Intangibles, net	162,832	175,743
Goodwill	287,518	263,115
Deferred tax assets	25,772	25,593
Other assets	16,345	27,996

Total assets	$1,181,883	$1,148,778

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$71,619	$112,213
Accrued salaries and benefits	21,239	24,132
Deferred income	—	6,105
Software license agreements	20,308	18,711
Other accrued liabilities	14,958	15,417

Total current liabilities	128,124	176,578
Long-term liabilities:
Debt	160,439	180,439
Software license agreements	8,136	26,204
Other long-term liabilities	25,701	8,786

Total long-term liabilities	194,276	215,429
Stockholders’ equity:
Preferred stock, 5.0 million shares authorized but unissued	—	—
Common stock, $0.001 par value, 280,000 shares authorized, 62,630 shares and 63,085 shares issued and outstanding at March 26, 2016 and March 28, 2015, respectively	63	63
Additional paid-in capital	1,203,433	1,159,431
Accumulated deficit	(344,345)	(400,613)
Accumulated other comprehensive income (loss)	332	(2,110)

Total stockholders’ equity	859,483	756,771

Total liabilities and stockholders’ equity	$1,181,883	$1,148,778

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Fiscal Years Ended
	March 26,	March 28,	March 29,
	2016	2015	2014
Net sales	$1,169,251	$916,568	$714,338
Cost of sales	614,411	490,820	358,175

Gross profit	554,840	425,748	356,163

Operating expenses
Research and development	269,217	197,878	126,189
Selling, general and administrative	117,082	99,509	74,861
Acquisition related costs	—	18,137	—
Restructuring and other, net	—	1,455	(598)
Patent agreement and other	(11,670)	—	695

Total operating expenses	374,629	316,979	201,147

Income from operations	180,211	108,769	155,016
Interest income	877	579	848
Interest expense	(3,308)	(5,627)	—
Other expense	(1,791)	(12,172)	(127)

Income before income taxes	175,989	91,549	155,737
Provision for income taxes	52,359	36,371	47,626

Net income	123,630	55,178	108,111

Basic earnings per share	$1.96	$0.88	$1.72
Diluted earnings per share	$1.87	$0.85	$1.65
Basic weighted average common shares outstanding	63,197	62,503	62,926
Diluted weighted average common shares outstanding	65,993	65,235	65,535

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Fiscal Years Ended
	March 26,	March 28,	March 29,
	2016	2015	2014
Net income	123,630	55,178	108,111

Other comprehensive income (loss), before tax
Foreign currency translation	294	—	—
Unrealized gain (loss) on marketable securities	(24)	107	(31)
Actuarial gain (loss) on pension plan	2,660	(1,625)	—
Reclassification of actuarial loss to net income	49	—	—

Benefit (provision) for income taxes	(537)	294	64

Comprehensive income	$126,072	$53,954	$108,144

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended
	March 26,	March 28,	March 29,
	2016	2015	2014
Cash flows from operating activities:
Net income	$123,630	$55,178	$108,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,060	34,855	14,883
Stock compensation expense	33,506	37,549	23,074
Deferred income taxes	23,202	32,238	35,959
Loss on retirement or write-off of long-lived assets	2,753	1,618	568
Actuarial gain on defined benefit pension plan	729	292	—
Excess tax benefit from employee stock awards	(3,850)	(37,692)	(8,445)
Other non-cash charges	19,702	22,167	5,760
Net change in operating assets and liabilities:
Accounts receivable, net	24,156	(37,344)	6,815
Inventories	(57,819)	16,077	49,557
Other current assets	4,714	321	—
Other assets	—	—	1,239
Accounts payable	(41,456)	36,504	(9,443)
Accrued salaries and benefits	(2,993)	7,047	(3,169)
Deferred income	(6,105)	(77)	660
Income taxes payable	(11,807)	(639)	9,496
Other accrued liabilities	(11,140)	(4,581)	(7,027)

Net cash provided by operating activities	155,282	163,513	228,038

Cash flows from investing activities:
Maturities and sales of available for sale marketable securities	125,660	301,847	139,037
Purchases of available for sale marketable securities	(22,570)	(133,436)	(321,519)
Purchases of property, equipment and software	(41,569)	(32,311)	(15,058)
Investments in technology	(4,519)	(4,387)	(2,296)
Loss on foreign exchange hedging activities	—	(11,976)	—
Acquisition of Wolfson, net of cash obtained	—	(444,138)	—
Acquisition of businesses, net of cash obtained	(36,759)	—	(20,402)
Increase in deposits and other assets	(6,236)	(36)	(111)

Net cash provided by (used in) investing activities	14,007	(324,437)	(220,349)

Cash flows from financing activities:
Proceeds from long-term revolver	—	226,439	—
Principal payments on long-term revolver	(20,000)	(46,000)	—
Debt issuance costs	—	(2,825)	—
Issuance of common stock, net of shares withheld for taxes	6,617	5,327	5,320
Repurchase of stock to satisfy employee tax withholding obligations	(6,861)	(4,624)	(3,868)
Repurchase and retirement of common stock	(60,503)	(10,534)	(52,138)
Excess tax benefit from employee stock awards	3,850	37,692	8,445

Net cash (used in) provided by financing activities	(76,897)	205,475	(42,241)

Net increase (decrease) in cash and cash equivalents	92,392	44,551	(34,552)
Cash and cash equivalents at beginning of period	76,401	31,850	66,402

Cash and cash equivalents at end of period	$168,793	$76,401	$31,850

Supplemental disclosures of cash flow information
Cash payments during the year for:
Income taxes	$23,785	$4,973	$2,118
Interest	3,318	2,391	—

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Total
	Shares	Amount
Balance, March 30, 2013	63,291	63	1,041,771	(492,741)	(919)	548,174
Net income	—	—	—	108,111	—	108,111
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	33	33
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	1,301	1	5,319	(3,868)	—	1,452
Repurchase and retirement of common stock	(2,636)	(2)	—	(52,136)	—	(52,138)
Amortization of deferred stock compensation	—	—	23,281	—	—	23,281
Excess tax benefit from employee stock awards	—	—	8,445	—	—	8,445

Balance, March 29, 2014	61,956	62	1,078,816	(440,634)	(886)	637,358
Net income	—	—	—	55,178	—	55,178
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	69	69
Change in pension liability, net of tax	—	—	—	—	(1,293)	(1,293)
Change in foreign currency translation adjustments	—	—	(29)	—	—	(29)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	1,709	2	5,326	(4,624)	—	704
Repurchase and retirement of common stock	(580)	(1)	—	(10,533)	—	(10,534)
Amortization of deferred stock compensation	—	—	37,626	—	—	37,626
Excess tax benefit from employee stock awards	—	—	37,692	—	—	37,692

Balance, March 28, 2015	63,085	63	1,159,431	(400,613)	(2,110)	756,771
Net income	—	—	—	123,630	—	123,630
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(15)	(15)
Change in pension liability, net of tax	—	—	—	—	2,163	2,163
Change in foreign currency translation adjustments	—	—	—	—	294	294
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	1,552	2	6,617	(6,861)	—	(242)
Repurchase and retirement of common stock	(2,007)	(2)	—	(60,501)	—	(60,503)
Amortization of deferred stock compensation	—	—	33,535	—	—	33,535
Excess tax benefit from employee stock awards	—	—	3,850	—	—	3,850

Balance, March 26, 2016	62,630	63	1,203,433	(344,345)	332	859,483

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Description of Business

Cirrus Logic, Inc. (“Cirrus Logic,” “We,” “Us,” “Our,” or the “Company”) is a leader in high performance, low-power integrated circuits (“ICs”) for audio and voice signal processing applications. Cirrus Logic’s products span the entire audio signal chain, from capture to playback, providing innovative products for the world’s top smartphones, tablets, digital headsets, wearables and emerging smart home applications.

We were incorporated in California in 1984, became a public company in 1989, and were reincorporated in the State of Delaware in February 1999. Our primary facility housing engineering, sales and marketing, and administration functions is located in Austin, Texas. We also have offices in various other locations in the United States, United Kingdom, Sweden, Spain, Australia and Asia, including the People’s Republic of China, Hong Kong, South Korea, Japan, Singapore, and Taiwan. Our common stock, which has been publicly traded since 1989, is listed on the NASDAQ Global Select Market under the symbol CRUS.

Basis of Presentation

We prepare financial statements on a 52- or 53-week year that ends on the last Saturday in March. Fiscal years 2016, 2015, and 2014 were 52-week years.

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

On a quarterly and annual basis, we analyze inventories on a part-by-part basis. Product life cycles and the competitive nature of the industry are factors considered in the evaluation of customer unit demand at the end of each quarterly accounting period. Inventory quantities on-hand in excess of forecasted demand is considered to have reduced market value and, therefore, the cost basis is adjusted to the lower of cost or market. Typically, market values for excess or obsolete inventories are considered to be zero. Inventory charges recorded for excess and obsolete inventory, including scrapped inventory, represented $4.8 million and $7.2 million, in fiscal year 2016 and 2015, respectively. Inventory charges in fiscal year 2016 related to a combination of quality issues and inventory exceeding demand. In fiscal year 2015, charges were primarily associated with a customer build forecast that exceeded actual market demand, resulting in excess inventory levels for certain high volume products.

Inventories were comprised of the following (in thousands):

	March 26,	March 28,
	2016	2015
Work in process	$67,827	$64,663
Finished goods	74,188	19,533

	$142,015	$84,196

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

Property, plant and equipment was comprised of the following (in thousands):

	March 26,	March 28,
	2016	2015
Land	$26,379	$26,332
Buildings	73,513	49,963
Furniture and fixtures	13,226	10,281
Leasehold improvements	2,637	2,525
Machinery and equipment	105,880	79,682
Capitalized software	25,127	25,000
Construction in progress	5,411	22,922

Total property, plant and equipment	252,173	216,705
Less: Accumulated depreciation and amortization	(89,517)	(72,359)

Property, plant and equipment, net	$162,656	$144,346

Depreciation and amortization expense on property, plant, and equipment for fiscal years 2016, 2015, and 2014, was $22.3 million, $15.4 million, and $12.1 million, respectively.

Goodwill and Intangibles, net

Intangible assets include purchased technology licenses and patents that are reported at cost and are amortized on a straight-line basis over their useful lives, generally ranging from one to ten years. Acquired intangibles include existing technology, core technology or patents, license agreements, in-process research & development, trademarks, tradenames, customer relationships, non-compete agreements, and backlog. These assets are amortized on a straight-line basis over lives ranging from one to fifteen years.

Goodwill is recorded at the time of an acquisition and is calculated as the difference between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) a significant slowdown in the worldwide economy and the semiconductor industry, or (iv) any failure to meet the performance projections included in our forecasts of future operating results. The Company tests goodwill and indefinite lived intangibles for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management’s assessment of qualitative factors to determine whether it is more likely than not that goodwill and other intangible assets are impaired. If management concludes from its assessment of qualitative factors that it is more likely than not that impairment exists, then a quantitative impairment test will be performed involving management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in these evaluations. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. The Company has recorded no goodwill impairments in fiscal years 2016, 2015, and 2014. There were no material intangible asset impairments in fiscal years 2016, 2015, or 2014.

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

Foreign Currency Translation

Prior to the fiscal year 2015 acquisition of Wolfson Microelectronics (“Wolfson,” the “Acquisition”), each Cirrus Logic legal entity was US dollar functional. Additionally, each of the acquired Wolfson legal entities were also designated as US dollar functional. These designations were determined individually by Cirrus Logic and Wolfson prior to the Acquisition. Subsequent to the integration of Wolfson, the Company reassessed the functional currencies of each legal entity based on the relevant facts and circumstances, as well as in accordance with the applicable accounting guidance contained in Accounting Standards Codification (“ASC”) 830-10, “Foreign Currency Matters.” Based on its analysis and on the change in operating structure brought about by the Acquisition, the Company determined that the functional currency of some of its subsidiaries had changed from the US dollar to the local currency. The Company’s main entities, including the entities that generate the majority of sales and employ the majority of employees, remain US dollar functional. The change was effective beginning in fiscal year 2016 and had an immaterial effect on the financial statements. Beginning in fiscal year 2016 foreign currency translation gains and losses are reported as a component of Accumulated Other Comprehensive Gain / (Loss).

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

We had two contract manufacturers, Hongfujin Precision and Protek, who represented 23 percent and 11 percent, respectively, and one direct customer, Samsung Electronics who represented 23 percent of our consolidated gross trade accounts receivable as of the end of fiscal year 2016. The same two contract manufacturers represented 26 percent and 15 percent, respectively, and Samsung Electronics represented 22 percent of our consolidated gross trade accounts receivable as of the end of fiscal year 2015. No other distributor or customer had receivable balances that represented more than 10 percent of consolidated gross trade accounts receivable as of the end of fiscal year 2016 or 2015.

Since the components we produce are largely proprietary and generally not available from second sources, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, from a distributor, or through a third party manufacturer contracted to produce their end product. For fiscal years 2016, 2015, and 2014, our ten largest end customers represented approximately 89 percent, 87 percent, and 88 percent, of our sales, respectively. For fiscal years 2016, 2015, and 2014, we had one end customer, Apple Inc., who purchased through multiple contract manufacturers and represented approximately 66 percent, 72 percent, and 80 percent, of the Company’s total sales, respectively. Samsung Electronics represented 15 percent of the Company’s total sales in fiscal year 2016. No other customer or distributor represented more than 10 percent of net sales in fiscal years 2016, 2015, or 2014.

Revenue Recognition

We recognize revenue when all of the following criteria are met: persuasive evidence that an arrangement exists, delivery of goods has occurred, the sales price is fixed or determinable and collectability is reasonably assured. For our distributors we provide minimal stock rotation rights. Prior to the fourth quarter of fiscal year 2016, revenue was deferred at the time of shipment to our domestic distributors and certain international distributors due to the determination that the ultimate sales price to the distributor was not fixed or determinable. Upon distributor resale, the final sales price was fixed or determinable, and the Company recognized revenue for the final sales price and recorded the related cost of sales. Beginning in the fourth quarter of fiscal year 2016, revenue is recognized upon delivery to the distributor, as the final sales price is now fixed and determinable at the time of shipment, less an allowance for estimated returns.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $1.6 million, $1.1 million, and $1.4 million, in fiscal years 2016, 2015, and 2014, respectively.

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

Income Taxes

We are required to calculate income taxes in each of the jurisdictions in which we operate. This process involves calculating the actual current tax liability as well as assessing temporary differences in the recognition of income or loss for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company evaluates the ability to realize its deferred tax assets based on all the facts and circumstances, including projections of future taxable income and expiration dates of carryover tax attributes.

The calculation of our tax liabilities involves assessing uncertainties with respect to the application of complex tax rules and the potential for future adjustment of our uncertain tax positions by the Internal Revenue Service or other taxing jurisdiction. We recognize liabilities for uncertain tax positions based on the required two-step process. The first step requires us to determine if the weight of available evidence indicates that the tax position has met the threshold for recognition; therefore, we must evaluate whether it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step requires us to measure the tax benefit of the tax position taken, or expected to be taken, in an income tax return as the largest amount that is more than 50 percent likely of being realized upon ultimate settlement. We reevaluate the uncertain tax positions each quarter based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, expirations of statutes of limitation, effectively settled issues under audit, and new audit activity. A change in the recognition step or measurement step would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

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

The following table details the calculation of basic and diluted earnings per share for fiscal years 2016, 2015, and 2014, (in thousands, except per share amounts):

	2016	2015	2014
Numerator:
Net income	$123,630	$55,178	$108,111
Denominator:
Weighted average shares outstanding	63,197	62,503	62,926
Effect of dilutive securities	2,796	2,732	2,609

Weighted average diluted shares	65,993	65,235	65,535

Basic earnings per share	$1.96	$0.88	$1.72
Diluted earnings per share	$1.87	$0.85	$1.65

The weighted outstanding options excluded from our diluted calculation for the years ended March 26, 2016, March 28, 2015, and March 29, 2014 were 468 thousand, 718 thousand, and 833 thousand, respectively, as the exercise price exceeded the average market price during the period.

Accumulated Other Comprehensive Income (Loss)

Our accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments, unrealized gains and losses on investments classified as available-for-sale and actuarial gains and losses on our pension plan assets. See Note 15 – Accumulated Other Comprehensive Income (Loss) for additional discussion.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606). The purpose of this ASU is to converge revenue recognition requirements per GAAP and International Financial Reporting Standards (IFRS). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date after public comment respondents supported a proposal to delay the effective date of this ASU to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this ASU.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this ASU provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating this ASU and expects no material modifications to its financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and that the amortization of debt issuance costs is reported as interest expense. ASU 2015-03 is to be applied retrospectively and represents a change in accounting principle. In August 2015, the FASB issued FASB ASU No. 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 clarified the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Debt issuance costs related to a line-of-credit arrangement may be presented in the balance sheet as an asset and subsequently amortized ratably over the term of the arrangement regardless of whether there are any outstanding borrowings. Both ASU 2015-03 and ASU 2015-15 are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Earlier adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating and plans to adopt these ASUs in the first quarter of fiscal year 2017.

In April 2015, the FASB issued ASU No. 2015-04, Compensation — Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. The ASU is part of the FASB’s “Simplification Initiative” to reduce complexity in accounting standards. The FASB decided to permit entities to measure defined benefit plan assets and obligations as of the month-end that is closest to their fiscal year-end. An entity is required to disclose the accounting policy election and the date used to measure defined benefit plan assets and obligations in accordance with the amendments in this update. The amendments in this update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with earlier application permitted. The Company is currently evaluating the likelihood of adoption and expects no material modifications to its financial statements.

In July 2015, ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory was issued. This ASU requires companies to subsequently measure inventory at the lower of cost and net realizable value versus the previous lower of cost or market. The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, to be applied prospectively. Early application is permitted. The Company is currently evaluating this ASU and expects no material modifications to its financial statements as a result.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU requires an acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation, amortization or other income effects, as a result of the change in provisional amounts, are to be included in the same period’s financial statements, calculated as if the accounting had been completed at the acquisition date. The amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and shall be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU. Earlier application is permitted for financial statements that have not been issued. The Company adopted this ASU in the fourth quarter of fiscal year 2016, with no material impact to its financial statements as a result.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The FASB determined that the current practice of separating deferred tax liabilities and assets into current and noncurrent amounts in the balance sheet resulted in little to no benefit to financial statement users. Effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods therein, this ASU will require that deferred tax liabilities and assets be classified as noncurrent. Earlier application is permitted as of the beginning of an interim or annual reporting period and can be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The Company early adopted this ASU on a prospective basis in the fourth quarter of fiscal year 2016. Prior periods were not retrospectively adjusted.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The FASB issued this Update to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key leasing arrangement details. Lessees would recognize operating leases on the balance sheet under this ASU — with the lease payment recognized as a liability, measured at present value, and the right-of-use asset recognized for the lease term. A single lease cost would be recognized over the lease term. For terms less than twelve months, a lessee would be permitted to make an accounting policy election to recognize lease expense for such leases generally on a straight-line basis over the lease term. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this ASU.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU requires the following:

¡	all excess tax benefits and deficiencies to be recognized as income tax expense / benefit in the income statement and presented as an operating activity in the statement of cash flows;

¡	forfeitures can be calculated based on either the estimated number of awards that are expected to vest (current guidance) or when forfeitures actually occur; and

¡	cash paid by an employer for directly withheld shares for tax purposes is to be classified as a financing activity within the statement of cash flows.

This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted, but all of the described amendments must be adopted in the same period and any adjustments should be reflected as of the beginning of the fiscal year if adopted in an interim period. The Company is currently evaluating the impact of this ASU.

3.	Marketable Securities

The Company’s investments that have original maturities greater than 90 days have been classified as available-for-sale securities in accordance with U.S. GAAP. Marketable securities are categorized on the Consolidated Balance Sheet as “Marketable securities” within the short-term or long-term classification, as appropriate.

The following table is a summary of available-for-sale securities (in thousands):

As of March 26, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$81,310	$3	$(100)	$81,213

The Company’s specifically identified gross unrealized losses of $100 thousand relates to 21 different securities with a total amortized cost of approximately $64.7 million at March 26, 2016. Two securities had been in a continuous unrealized loss position for more than 12 months as of March 26, 2016. The gross unrealized loss on both of these securities was less than one half of one percent of the position value, and both securities mature during the first half of fiscal year 2017. Because the Company does not intend to sell the investments at a loss and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost basis, it did not consider the investment in these securities to be other-than-temporarily impaired at March 26, 2016.

As of March 28, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$153,896	$8	$(68)	$153,836
U.S. Treasury securities	28,010	—	(15)	27,995
Commercial paper	2,485	2	—	2,487

Total securities	$184,391	$10	$(83)	$184,318

The Company’s specifically identified gross unrealized losses of $83 thousand relates to 34 different securities with a total amortized cost of approximately $154.3 million at March 28, 2015. Because the Company does not intend to sell the investments at a loss and it is not more likely than not that the Company will not be required to sell the investments before recovery of its amortized cost basis, it did not consider the investment in these securities to be other-than-temporarily impaired at March 28, 2015. Further, the securities with gross unrealized losses had been in a continuous unrealized loss position for less than 12 months as of March 28, 2015.

The cost and estimated fair value of available-for-sale investments by contractual maturity were as follows:

	March 26, 2016		March 28, 2015
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$60,603	$60,582	$124,275	$124,246
After 1 year	20,707	20,631	60,116	60,072

Total	$81,310	$81,213	$184,391	$184,318

4.	Fair Value of Financial Instruments

The Company has determined that the only assets and liabilities in the Company’s financial statements that are required to be measured at fair value on a recurring basis are the Company’s cash equivalents, investment portfolio, pension plan assets/liabilities and contingent consideration. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

The Company’s cash equivalents and investment portfolio assets consist of corporate debt securities, money market funds, U.S. Treasury securities, and commercial paper and are reflected on our Consolidated Balance Sheet under the headings cash and cash equivalents, marketable securities, and long-term marketable securities. The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.

In connection with one of the Company’s second quarter fiscal year 2016 acquisitions, the Company reported contingent consideration based upon achievement of certain milestones. This liability is classified as Level 3 and is valued using a discounted cash flow model. The assumptions used in preparing the discounted cash flow include discount rate estimates and cash flow amounts. See additional details below and in Note 7 — Acquisitions.

The Company’s long-term revolving facility, described in Note 8, bears interest at a base rate plus applicable margin or LIBOR plus applicable margin. As of March 26, 2016, the fair value of the Company’s long-term revolving facility approximates carrying value based on estimated margin.

As of March 26, 2016 and March 28, 2015, the Company classified all investment portfolio assets and pension plan assets and liabilities (discussed in Note 10) as Level 1 or Level 2 assets and liabilities. The only Level 3 liability is the contingent consideration described above and below. The Company has no Level 3 assets. There were no transfers between Level 1, Level 2, or Level 3 measurements for the years ending March 26, 2016 and March 28, 2015.

The following summarizes the fair value of our financial instruments, exclusive of pension plan assets and liabilities detailed in Note 10, at March 26, 2016 (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$79,256	$—	$—	$79,256
Available-for-sale securities
Corporate debt securities	$—	$81,213	$—	$81,213
Liabilities:
Other accrued liabilities
Contingent consideration	$—	$—	$4,709	$4,709
Other long-term liabilities
Contingent consideration	$—	$—	$4,359	$4,359

The following summarizes the fair value of our financial instruments at March 28, 2015 (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$996	$—	$—	$996
Available-for-sale securities
Corporate debt securities	$—	$153,836	$—	$153,836
U.S. Treasury securities	27,995	—	—	27,995
Commercial paper	—	2,487	—	2,487

	$27,995	$156,323	$—	$184,318

Contingent consideration

The following summarizes the fair value of the contingent consideration at March 26, 2016:

	Maximum Value if Milestones Achieved (in thousands)	Estimated Discount Rate (%)	Fair Value (in thousands)
Tranche A — 18 month earn out period	$5,000	7.3	$4,709
Tranche B — 30 month earn out period	5,000	7.7	4,359

	$10,000		$9,068

Fiscal year ended
March 26, 2016
Beginning balance	$—
Acquisition addition	8,600
Loss recognized in earnings (research and development expense)	468

Ending balance	$9,068

The valuation of contingent consideration is based on a weighted-average discounted cash flows model. The fair value is reviewed and estimated on a quarterly basis based on the probability of achieving defined milestones and current interest rates. Significant changes in any of the unobservable inputs used in the fair value measurement of contingent consideration could result in a significantly lower or higher fair value. A change in projected outcomes if milestones are achieved would be accompanied by a directionally similar change in fair value. A change in discount rate would be accompanied by a directionally opposite change in fair value. Changes to the fair value due to changes in assumptions would be reported in research and development expense in the Consolidated Statements of Income. No such changes to the observable inputs were noted in the current fiscal quarter.

5.	Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	March 26,	March 28,
	2016	2015
Gross accounts receivable	$89,007	$112,964
Allowance for doubtful accounts	(475)	(356)

Accounts receivable, net	$88,532	$112,608

The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Balance, March 30, 2013	$(301)
Bad debt expense, net of recoveries	72

Balance, March 29, 2014	(229)
Bad debt expense, net of recoveries	(127)

Balance, March 28, 2015	(356)
Bad debt expense, net of recoveries	(119)

Balance, March 26, 2016	$(475)

6.	Intangibles, net and Goodwill

The intangibles, net balance included on the Consolidated Balance Sheets was $162.8 million and $175.7 million at March 26, 2016 and March 28, 2015, respectively.

The following information details the gross carrying amount and accumulated amortization of our intangible assets (in thousands):

	March 26, 2016		March 28, 2015
Intangible Category / Weighted-Average Amortization period (in years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core technology (a)	$1,390	$(1,390)	$1,390	$(1,390)
License agreement (a)	440	(440)	440	(440)
Existing technology (6.1)	117,975	(32,873)	98,645	(13,596)
In-process research & development (“IPR&D”) (7.3)	72,750	(14,082)	72,750	(3,918)
Trademarks and tradename (10.0)	3,037	(2,076)	3,037	(1,141)
Customer relationships (10.0)	15,381	(2,655)	15,381	(1,117)
Backlog (1.0)	220	(147)	—	—
Non-compete agreements (1.5)	470	(209)	—	—
Technology licenses (3.2)	16,661	(11,620)	23,018	(17,316)

Total	$228,324	$(65,492)	$214,661	$(38,918)

(a)	Intangible assets are fully amortized.

Amortization expense for intangibles in fiscal years 2016, 2015, and 2014 was $35.7 million, $18.2 million, and $2.8 million, respectively. The following table details the estimated aggregate amortization expense for all intangibles owned as of March 26, 2016, for each of the five succeeding fiscal years and in the aggregate thereafter (in thousands):

For the year ended March 25, 2017	$35,345
For the year ended March 31, 2018	$34,693
For the year ended March 30, 2019	$31,936
For the year ended March 28, 2020	$24,543
For the year ended March 27, 2021	$15,270
Thereafter	$21,045

The goodwill balance included on the Consolidated Balance Sheets is $287.5 million and $263.1 million at March 26, 2016 and March 28, 2015, respectively. The increase in the goodwill balances primarily resulted from the acquisitions discussed below in Note 7 — Acquisitions.

7.	Acquisitions

In the second quarter of fiscal year 2016, the Company acquired 100 percent of the outstanding equity of a small technology company as well as the assets of another small technology company for approximately $36.8 million, net of cash obtained, with the goal of broadening its software capabilities. The acquisitions were recorded using the acquisition method of accounting.

The consolidated statements of income presented include the results of operations of each acquired company since the date of the acquisition. Pro forma information related to these acquisitions has not been presented because it would not be materially different from amounts reported. See Note 4 — Fair Value of Financial Instruments above, for additional information related to contingent consideration reported in relation to one of the acquisitions.

Goodwill was recorded in relation to the acquisitions, as the purchase price was in excess of the fair value of the net assets acquired. None of the goodwill is expected to be deductible for income tax purposes. The combined final purchase price as of March 26, 2016 was allocated as follows (in thousands):

Amount
Cash and cash equivalents	$241
Accounts receivable	80
Other current assets	178
Property, plant and equipment	27
Intangible assets	20,020
Other assets	35
Deferred tax asset	1,972

Total identifiable assets acquired	$22,553
Contingent consideration	(9,068)
Other accrued liabilities	(85)
Deferred tax liability	(576)

Total identifiable liabilities assumed	$(9,729)
Net identifiable assets acquired	$12,824
Goodwill	23,935

Total purchase price	$36,759

The acquired intangible assets and related weighted average amortization periods are detailed below (in thousands):

Intangible assets	Amount	Weighted-average Amortization Period (years)
Developed technology	$19,330	3.6
Backlog	220	1.0
Non-compete agreements	470	1.5

Total	$20,020

8.	Revolving Line of Credit

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

At March 26, 2016, the Company was in compliance with all covenants under the Credit Agreement. The Company had borrowed $160.4 million under this facility as of March 26, 2016, which is included in long-term liabilities on the consolidated balance sheets under the caption “Debt.” The borrowings were primarily used for refinancing an interim credit facility.

9.	Restructuring Costs

The prior year restructuring costs incurred relate to the Wolfson acquisition and consisted primarily of bank and legal fees, as well as certain expenses for stock compensation.

In the third quarter of fiscal year 2013, the Company committed to a plan to close its Tucson, Arizona design center and move those operations to the Company’s headquarters in Austin, Texas. As a result, the Company incurred a one-time charge for relocation, severance-related items and facility-related costs to operating expenses totaling $3.5 million in the third quarter of fiscal year 2013. The charge included $1.5 million in severance and relocation-related costs and $2.0 million in facility and other related charges. In fiscal year 2014, the Company recorded a credit of approximately $0.6 million related to changes in estimates for the facility, due to new subleases on the vacated property. This information is presented in a separate line item on the Consolidated Statements of Income in operating expenses under the caption “Restructuring and other, net.” Of the net $2.9 million expense incurred, all has been completed, and consisted of severance and relocation-related costs of approximately $1.2 million, an asset impairment charge of approximately $1.0 million, and facility-related costs of approximately $0.7 million.

As of March 26, 2016, we have no remaining restructuring accrual on the Consolidated Balance Sheet.

10.	Postretirement Benefit Plans

Pension Plan

As a result of the Acquisition in fiscal year 2015, the Company now fully funds a defined benefit pension scheme (“the Scheme”) maintained by Wolfson, for some of the employees in the United Kingdom, which was closed to new participants as of July 2, 2002. As of April 30, 2011, the participants in the Scheme no longer accrue benefits and therefore the Company will not be required to pay contributions in respect to future accrual.

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

As of March 26, 2016, the Company was obligated, and subsequently paid, approximately $0.5 million to the Scheme on April 25, 2016, which is recorded on the consolidated balance sheets in “Accrued salaries and benefits”. The Company expects to completely close the Scheme over the next ten years.

The following tables set forth the benefit obligation, the fair value of plan assets, and the funded status of the Scheme (in thousands):

	March 26,	March 28,
	2016	2015
Change in benefit obligation:
Beginning balance	$27,091	$22,959
Expenses	15	16
Interest cost	821	544
Benefits paid and expenses	(1,095)	(255)
Change in foreign currency exchange rate	(1,221)	—
Actuarial (gain) / loss	(1,643)	3,827

Total benefit obligation ending balance	23,968	27,091
Change in plan assets:
Beginning balance	26,735	25,021
Actual return on plan assets	(155)	1,969
Employer contributions	1,409	—
Change in foreign currency exchange rate	(1,206)	—
Benefits paid and expenses	(1,095)	(255)

Fair value of plan assets ending balance	25,688	26,735

Funded status of Scheme at end of year	$1,720	$(356)

The assets and obligations of the Scheme are denominated in British Pound Sterling. Based on an actuarial study performed as of March 26, 2016, the Scheme is overfunded and a long-term asset is reflected in the Company’s consolidated balance sheet under the caption “Other assets”. The weighted-average discount rate assumption used to determine benefit obligations as of March 26, 2016 and March 28, 2015 was 3.6% and 3.2%, respectively.

The components of the Company’s net periodic pension expense (income) are as follows (in thousands):

	Fiscal Years Ended
	March 26,	March 28,
	2016	2015
Expenses	$15	$16
Interest cost	821	544
Expected return on plan assets	(1,212)	(792)
Amortization of actuarial loss	49	—

	$(327)	$(232)

The following weighted-average assumptions were used to determine net periodic benefit costs for the year ended March 26, 2016 and March 28, 2015:

	2016	2015
Discount rate	3.20%	4.00%
Expected long-term return on plan assets	4.65%	5.36%

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

The table below sets forth the fair value of our plan assets as of March 26, 2016, using the same three-level hierarchy of fair-value inputs described in Note 4 (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Plan Assets:
Cash	$42	$—	$—	$42
Pension funds	—	25,646	—	25,646

	$42	$25,646	$—	$25,688

The table below sets forth the fair value of our plan assets as of March 28, 2015, (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Plan Assets:
Cash	$1,160	$—	$—	$1,160
Pension funds	—	25,575	—	25,575

	$1,160	$25,575	$—	$26,735

Amounts recognized in accumulated other comprehensive income (loss) for the period that have not yet been recognized as components of net periodic benefit cost consist of (in thousands):

Fiscal Year
2016
Net actuarial gain	$2,660

Accumulated other comprehensive income, before tax	$2,660

The Company will amortize the actuarial gain over a period of twenty-five years based on actuarial assumptions, including life expectancy. The following table provides the estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal year 2017 (in thousands):

Fiscal Year
2017
Transition (asset) obligation	$—
Prior service cost	—
Actuarial loss (gain)	(106)

The Company has contributed $0.5 million to the pension plan in fiscal year 2017 for deficit contributions discussed above, which is recorded on the consolidated balance sheets in “Accrued salaries and benefits”.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the following fiscal years (in thousands):

Benefit
Payments
2017	$292
2018	300
2019	465
2020	544
2021	534
Thereafter	2,754

The expected long-term return on plan assets is based on historical actual return experience and estimates of future long-term performance with consideration to the expected investment mix of the plan assets. It is the policy of the Trustees and the Company to review the investment strategy periodically. The Trustees’ investment objectives and the processes undertaken to measure and manage the risks inherent in the Scheme investment strategy are illustrated by the current asset allocation. The current mix is 32% equity securities, 47% corporate debt securities, and 21% diversified growth funds. See the related fair value of the assets above.

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

401(k) Plan

We have a 401(k) Profit Sharing Plan (the “401(k) Plan”) covering all of our qualifying domestic employees. Under the 401(k) Plan, employees may elect to contribute any percentage of their annual compensation up to the annual IRS limitations. The Company matches 50 percent of the first 8 percent of the employees’ annual contribution. We made matching employee contributions of $4.3 million, $2.5 million, and $1.8 million during fiscal years 2016, 2015, and 2014, respectively.

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

The following table summarizes the activity in total shares available for grant (in thousands):

Shares
Available for
Grant
Balance, March 30, 2013	5,125
Granted	(1,785)
Forfeited	207

Balance, March 29, 2014	3,547
Shares added	3,300
Granted	(3,181)
Forfeited	230

Balance, March 28, 2015	3,896
Shares added	4,900
Granted	(2,676)
Forfeited	167

Balance, March 26, 2016	6,287

As of March 26, 2016, approximately 15.7 million shares of common stock were reserved for issuance under the Plan.

Stock Compensation Expense

The following table summarizes the effects of stock-based compensation on cost of goods sold, research and development, sales, general and administrative, pre-tax income, and net income after taxes for shares granted under the Plan (in thousands, except per share amounts):

	Fiscal Year
	2016	2015	2014
Cost of sales	$1,145	$747	$864
Research and development	17,173	11,222	10,392
Sales, general and administrative	15,188	25,580	11,818

Effect on pre-tax income	33,506	37,549	23,074
Income Tax Benefit	(10,306)	(11,467)	(8,289)

Total share-based compensation expense (net of taxes)	23,200	26,082	14,785

Share-based compensation effects on basic earnings per share	$0.37	$0.42	$0.23
Share-based compensation effects on diluted earnings per share	0.35	0.40	0.23

The total share based compensation expense included in the table above and which is attributable to restricted stock awards, restricted stock units and market stock units was $30.3 million, $34.0 million, $18.6 million, for fiscal years 2016, 2015, and 2014, respectively. Share based compensation expense recognized is presented within operating activities in the Consolidated Statement of Cash Flows.

As of March 26, 2016, there was $58.3 million of compensation costs related to non-vested stock options, restricted stock units, and market stock units granted under the Company’s equity incentive plans not yet recognized in the Company’s financial statements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.39 years for stock options, 1.58 years for restricted stock units, and 2.30 years for market stock units.

Stock Options

We estimated the fair value of each stock option granted on the date of grant using the Black-Scholes option-pricing model using a dividend yield of zero and the following additional assumptions:

Year Ended
	March 26, 2016	March 28, 2015	March 29, 2014
Expected stock price volatility	40.13 - 45.07%	38.79 - 42.12%	51.93 - 54.34%
Risk-free interest rate	0.94 -1.05%	0.49 - 0.91%	0.47 - 0.52%
Expected term (in years)	2.72 - 2.97	2.15 -2.87	2.46 - 2.61

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

Using the Black-Scholes option valuation model, the weighted average estimated fair values of employee stock options granted in fiscal years 2016, 2015, and 2014, were $12.58, $7.26, and $10.45, respectively.

During fiscal years 2016, 2015, and 2014, we received a net $6.5 million, $5.2 million, $5.1 million, respectively, from the exercise of 0.8 million, 0.7 million, and 0.8 million, respectively, stock options granted under the Company’s Stock Plan.

The total intrinsic value of stock options exercised during fiscal year 2016, 2015, and 2014, was $19.7 million, $12.8 million, and $12.4 million, respectively. Intrinsic value represents the difference between the market value of the Company’s common stock at the time of exercise and the strike price of the stock option.

Additional information with respect to stock option activity is as follows (in thousands, except per share amounts):

	Outstanding Options
		Weighted
		Average
	Number	Exercise Price
Balance, March 30, 2013	4,278	$10.42
Options granted	318	23.45
Options exercised	(834)	6.12
Options forfeited	(10)	15.33
Options expired	(27)	19.52

Balance, March 29, 2014	3,725	$12.42
Options granted	310	21.69
Options exercised	(696)	7.47
Options forfeited	(5)	19.94
Options expired	(1)	4.65

Balance, March 28, 2015	3,333	$14.31
Options granted	387	31.39
Options exercised	(773)	8.46
Options forfeited	—	—
Options expired	(22)	35.41

Balance, March 26, 2016	2,925	$17.96

Additional information with regards to outstanding options that are vesting, expected to vest, or exercisable as of March 26, 2016 is as follows (in thousands, except years and per share amounts):

		Weighted	Weighted Average
	Number of	Average	Remaining Contractual	Aggregate
	Options	Exercise price	Term (years)	Intrinsic Value
Vested and expected to vest	2,915	$17.93	5.49	$49,266
Exercisable	2,192	$14.63	4.39	$44,390

In accordance with U.S. GAAP, stock options outstanding that are expected to vest are presented net of estimated future option forfeitures, which are estimated as compensation costs are recognized. Options with a fair value of $3.4 million, $4.4 million, and $4.8 million, became vested during fiscal years 2016, 2015, and 2014, respectively.

The following table summarizes information regarding outstanding and exercisable options as of March 26, 2016 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
		Contractual Life	Average Exercise	Number	Average
Range of Exercise Prices	Number	(years)	Price	Exercisable	Exercise Price
$2.90 - $5.55	592	3.23	$5.42	592	$5.42
$5.66 - $15.41	739	3.36	11.18	739	11.18
$16.21 - $20.37	579	6.01	18.10	439	17.37
$20.40 - $31.25	736	8.51	27.17	219	23.18
$32.29 - $33.38	47	9.18	32.88	5	32.29
$38.99 - $38.99	232	6.52	38.99	198	38.99

	2,925	5.50	$17.96	2,192	$14.63

As of March 26, 2016 and March 28, 2015, the number of options exercisable was 2.2 million and 2.7 million, respectively.

Restricted Stock Awards

The Company periodically grants restricted stock awards (“RSA’s”) to select employees. The grant date for these awards is equal to the measurement date and the awards are valued as of the measurement date and amortized over the requisite vesting period, which is no more than four years.

There were no RSA’s outstanding as of March 26, 2016. RSA’s with a fair value of $86 thousand became vested during fiscal years 2015. No RSA’s became vested during fiscal year 2014 and 2016.

Restricted Stock Units

Commencing in fiscal year 2011, the Company began granting restricted stock units (“RSU’s”) to select employees. These awards are valued as of the grant date and amortized over the requisite vesting period. Generally, RSU’s vest 100 percent on the first to third anniversary of the grant date depending on the vesting specifications. A summary of the activity for RSU’s in fiscal year 2016, 2015, and 2014 is presented below (in thousands, except year and per share amounts):

		Weighted
		Average
	Shares	Fair Value
March 30, 2013	2,071	$23.66
Granted	977	22.55
Vested	(626)	17.71
Forfeited	(113)	25.81

March 29, 2014	2,309	25.26
Granted	1,887	22.04
Vested	(1,224)	19.52
Forfeited	(151)	26.17

March 28, 2015	2,821	25.57
Granted	1,437	31.51
Vested	(992)	32.48
Forfeited	(103)	24.75

March 26, 2016	3,163	$26.14

The aggregate intrinsic value of RSU’s outstanding as of March 26, 2016 was $109.0 million. Additional information with regards to outstanding restricted stock units that are expected to vest as of March 26, 2016, is as follows (in thousands, except year and per share amounts):

		Weighted	Weighted Average
		Average	Remaining Contractual
	Shares	Fair Value	Term (years)
Expected to vest	2,969	$26.04	1.53

RSU’s outstanding that are expected to vest are presented net of estimated future forfeitures, which are estimated as compensation costs are recognized. RSU’s with a fair value of $32.2 million and $23.9 million became vested during fiscal years 2016 and 2015, respectively. The majority of RSUs that vested in 2016 and 2015 were net settled such that the Company withheld a portion of the shares at fair value to satisfy tax withholding requirements. In fiscal years 2016 and 2015, the vesting of RSU’s reduced the authorized and unissued share balance by approximately 1.0 million and 1.2 million, respectively. Total shares withheld and subsequently retired out of the Plan were approximately 0.2 million and 0.2 million, and total payments for the employees’ tax obligations to taxing authorities were $6.9 million and $4.6 million for fiscal years 2016 and 2015, respectively. A portion of RSUs that vested in fiscal year 2016 and 2015 were cash settled such that the Company received cash from employees in lieu of withholding shares to satisfy tax withholding requirements. The total amount received from cash settled shares during fiscal year 2016 and 2015 was $0.1 million and $0.1 million, respectively.

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

The fair values estimated from the Monte Carlo simulation were calculated using a dividend yield of zero and the following additional assumptions:

	Year Ended
	March 26,	March 28,
	2016	2015
Expected stock price volatility	45.07%	39.65%
Risk-free interest rate	1.16%	1.00%
Expected term (in years)	3.00	3.00

Using the Monte Carlo simulation, the weighted average estimated fair value of the MSU’s granted in fiscal year 2016 was $39.86. A summary of the activity for MSU’s in fiscal year 2016 and 2015 is presented below (in thousands, except year and per share amounts):

		Weighted
		Average
	Shares	Fair Value
March 29, 2014	—	$—
Granted	35	22.00
Vested	—	—
Forfeited	—	—

March 28, 2015	35	$22.00

Granted	90	39.86
Vested	—	—
Forfeited	—	—

March 26, 2016	125	$34.85

The aggregate intrinsic value of MSU’s outstanding as of March 26, 2016 was $4.3 million. Additional information with regard to outstanding MSU’s that are expected to vest as of March 26, 2016 is as follows (in thousands, except year and per share amounts):

		Weighted	Weighted Average
		Average	Remaining Contractual
	Shares	Fair Value	Term (years)
Expected to vest	113	$34.68	2.29

No MSU’s became vested in 2016 and 2015.

12.	Commitments and Contingencies

Facilities and Equipment Under Operating and Capital Lease Agreements

We currently own our corporate headquarters and select surrounding properties, and our UK headquarters office. We lease certain of our other facilities and certain equipment under operating lease agreements, some of which have renewal options. Certain of these arrangements provide for lease payment increases based upon future fair market rates. As of May 1, 2016, our principal facilities are located in Austin, Texas and Edinburgh, Scotland, United Kingdom.

Total rent expense under operating leases was approximately $5.2 million, $4.0 million, and $2.8 million, for fiscal years 2016, 2015, and 2014, respectively. Sublease rental income was $0.3 million, $0.1 million, and $0.1 million, for fiscal years 2016, 2015, and 2014, respectively.

As of March 26, 2016, there was equipment held under a capital lease with a cost basis of $1.0 million. The Company has recorded accumulated depreciation related to this equipment of $0.3 million as of March 26, 2016. The future minimum rental commitments under the capital lease are approximately, $234 thousand for fiscal year 2017, $234 thousand for fiscal year 2018 and $234 thousand for fiscal year 2019.

The aggregate minimum future rental commitments under all operating leases, net of sublease income for the following fiscal years are (in thousands):

	Facilities	Subleases	Net Facilities Commitments	Equipment Commitments	Total Commitments
2017	$4,913	$383	$4,530	$58	$4,588
2018	5,407	387	5,020	70	5,090
2019	8,095	391	7,704	64	7,768
2020	7,266	266	7,000	60	7,060
2021	6,997	245	6,752	59	6,811
Thereafter	38,653	1,110	37,543	59	37,602

Total minimum lease payment	$71,331	$2,782	$68,549	$370	$68,919

Wafer, Assembly, Test and Other Purchase Commitments

We rely primarily on third-party foundries for our wafer manufacturing needs. Generally, our foundry agreements do not have volume purchase commitments and primarily provide for purchase commitments based on purchase orders, with the exception of a few “take or pay” clauses included in vendor contracts that are immaterial at March 26, 2016. Cancellation fees or other charges may apply and are generally dependent upon whether wafers have been started or the stage of the manufacturing process at which the notice of cancellation is given. As of March 26, 2016, we had foundry commitments of $98.2 million.

In addition to our wafer supply arrangements, we contract with third-party assembly vendors to package the wafer die into finished products. Assembly vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry. We had non-cancelable assembly purchase orders with numerous vendors totaling $4.8 million at March 26, 2016.

Test vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry. Our total non-cancelable commitment for outside test services as of March 26, 2016 was $9.7 million.

Other purchase commitments primarily relate to multi-year tool commitments, and were $29.8 million at March 26, 2016.

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

On June 4, 2012, U.S. Ethernet Innovations, LLC (the “Ethernet Plaintiff”) filed suit against Cirrus Logic and two other defendants in the U.S. District Court, Eastern District of Texas. The Ethernet Plaintiff alleged that Cirrus Logic infringed four U.S. patents relating to Ethernet technology. In its complaint, the Ethernet Plaintiff indicated that it sought unspecified monetary damages, including up to treble damages for willful infringement. We answered the complaint on June 29, 2012, denying the allegations of infringement and sought a declaratory judgment that the patents in suit were invalid and not infringed. The parties entered into a settlement agreement on May 30, 2013. In exchange for a full release of claims as it relates to the asserted patent, we paid the Ethernet Plaintiff $0.7 million. This amount is recorded as a separate line item on the Consolidated Statements of Income under the caption “Patent agreement and other.”

On June 17, 2014, Enterprise Systems Technologies S.a.r.l. (the “Enterprise Plaintiff”) filed suit against Cirrus Logic, Inc. in the U.S. District Court, District of Delaware. The Enterprise Plaintiff alleged that Cirrus Logic indirectly infringed two U.S. patents through the manufacture and sale of digital signal processors, audio codecs, audio processors, and other components included in communications and consumer electronic devices such as smartphones and computers. The Enterprise Plaintiff sought unspecified monetary damages. On July 23, 2014, the Enterprise Plaintiff filed an amended complaint removing allegations associated with one of the two patents. On August 25, 2014, the lawsuit was stayed pending resolution of the proceedings in the International Trade Commission (“ITC”) described below. The suit was concluded on March 6, 2015, when the Enterprise Plaintiff dismissed with prejudice any claims against Cirrus Logic.

On July 16, 2014, the Enterprise Plaintiff requested the ITC to investigate the impact of certain products that allegedly infringe the same patent asserted in the District Court of Delaware. The Enterprise Plaintiff was seeking a limited exclusion order against certain Apple, Inc. products that incorporate the Company’s components. The matter was concluded when the ITC terminated its investigation with respect to Cirrus Logic on March 9, 2015, and on March 30, 2015, the ITC made such termination decision final.

14.	Stockholders’ Equity

Share Repurchase Program

On November 20, 2012, we announced that our Board of Directors authorized a share repurchase program of up to $200 million of the Company’s common stock. As of March 26, 2016, the Company had repurchased 7.9 million shares at a cost of approximately $200.0 million, or an average cost of $25.19 per share. Of this total, 1.7 million shares were purchased in the current fiscal year at a cost of $51.7 million, or an average cost of $29.92 per share. There are no outstanding remaining available repurchase obligations under this plan. All repurchased common stock shares were retired.

On October 28, 2015, the Company announced that the Board of Directors authorized a share repurchase program of up to $200 million of the Company’s common stock. As of March 26, 2016, the Company had repurchased 0.3 million shares under this plan at a cost of approximately $8.8 million, or an average cost of $31.58 per share. Approximately $191.2 million remains available for repurchase under this plan. All of these shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of March 26, 2016.

Preferred Stock

We have 5.0 million shares of Preferred Stock authorized. As of March 26, 2016, we have not issued any of the authorized shares.

15.	Accumulated Other Comprehensive Income (Loss)

Our accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments, unrealized gains and losses on investments classified as available-for-sale, and actuarial gains and losses on our pension plan assets.

The following table summarizes the changes in the components of accumulated other comprehensive income (loss), net of tax (in thousands):

	Foreign Currency	Unrealized Gains (Losses) on Securities	Actuarial Gains (Losses) on Pension Plan	Total
Balance, March 30, 2013	$(770)	$(149)	$—	$(919)
Current period marketable securities activity	—	(31)	—	(31)
Tax effect	—	64	—	64

Balance, March 29, 2014	$(770)	$(116)	$—	$(886)
Current period marketable securities activity	—	107	—	107
Current period actuarial gain/loss activity	—	—	(1,625)	(1,625)
Tax effect	—	(38)	332	294

Balance, March 28, 2015	$(770)	$(47)	$(1,293)	$(2,110)
Current period foreign exchange translation	294	—	—	294
Current period marketable securities activity	—	(24)	—	(24)
Current period actuarial gain/loss activity	—	—	2,660	2,660
Current period amortization of actuarial loss	—	—	49	49
Tax effect	—	9	(546)	(537)

Balance, March 26, 2016	$(476)	$(62)	$870	$332

16.	Income Taxes

Income before income taxes consisted of (in thousands):

	Fiscal Years Ended
	March 26,	March 28,	March 29,
	2016	2015	2014
United States	$108,133	$133,295	$155,431
Non-U.S.	67,856	(41,746)	306

	$175,989	$91,549	$155,737

The provision (benefit) for income taxes consists of (in thousands):

	Fiscal Years Ended
	March 26,	March 28,	March 29,
	2016	2015	2014
Current:
Federal	$28,154	$42,102	$10,550
State	159	63	258
Non-U.S.	703	445	335

Total current tax provision	$29,016	$42,610	$11,143

Deferred:
U.S.	18,242	2,136	36,543
Non-U.S.	5,101	(8,375)	(60)

Total deferred tax provision (benefit)	23,343	(6,239)	36,483

Total tax provision	$52,359	$36,371	$47,626

The effective income tax rates differ from the rates computed by applying the statutory federal rate to pretax income as follows (in percentages):

	Fiscal Years Ended
	March 26,	March 28,	March 29,
	2016	2015	2014
Expected income tax provision at the U.S. federal statutory rate	35.0	35.0	35.0
Foreign taxes at different rates	(0.6)	7.3	0.1
Research and development tax credits	(5.6)	(3.6)	(0.9)
Recognition of prior year benefit	—	—	(4.1)
Nondeductible expenses	0.1	2.3	0.5
Other	0.9	(1.3)	—

Provision for income taxes	29.8	39.7	30.6

Significant components of our deferred tax assets and liabilities as of March 26, 2016 and March 28, 2015 are (in thousands):

	March 26,	March 28,
	2016	2015
Deferred tax assets:
Inventory valuation	$—	$6,377
Accrued expenses and allowances	3,761	4,705
Net operating loss carryforwards	24,592	57,878
Research and development tax credit carryforwards	9,649	14,567
State tax credit carryforwards	142	225
Capitalized research and development	1,160	1,793
Other	24,745	30,695

Total deferred tax assets	$64,049	$116,240
Valuation allowance for deferred tax assets	(10,773)	(33,190)

Net deferred tax assets	$53,276	$83,050

Deferred tax liabilities:
Depreciation and amortization	$10,924	$6,827
Acquisition intangibles	24,527	35,242

Total deferred tax liabilities	$35,451	$42,069

Total net deferred tax assets	$17,825	$40,981

The deferred tax assets are disclosed as “Deferred tax assets – Long Term” on the Consolidated Balance Sheet as of March 26, 2016, following the adoption of ASU 2015-17 in the current fiscal year, discussed in Note 2 above. As of March 28, 2015, current and long-term deferred tax assets are disclosed separately under their respective captions on the Consolidated Balance Sheet. The deferred tax liabilities are included in “Other long-term liabilities” on the Consolidated Balance Sheet for both periods presented.

Deferred tax assets and liabilities are recorded for the estimated tax impact of temporary differences between the tax basis and book basis of assets and liabilities. A valuation allowance is established against a deferred tax asset when it is more likely than not that the deferred tax asset will not be realized. The valuation allowance decreased by $22.4 million in fiscal year 2016, primarily due to the write off of certain fully valued deferred tax assets with no impact to income tax expense. The Company continued to record a valuation allowance on various state net operating losses and tax credits due to the likelihood that they will expire or go unutilized because the Company does not expect to recognize sufficient income in the jurisdictions in which the tax attributes were created. Management believes that the Company’s results from future operations will generate sufficient taxable income in the appropriate jurisdictions such that it is more likely than not that the remaining deferred tax assets will be realized.

At March 26, 2016, the Company had gross federal net operating loss carryforwards of $17.3 million, all of which related to acquired companies and are, therefore, subject to certain limitations under Section 382 of the Internal Revenue Code. The federal net operating loss carryforwards expire in fiscal years 2019 through 2034. The Company also had $9.9 million of federal research and development credit carryforwards, of which $4.8 million are reflected as deferred tax assets at the end of the fiscal year because, under the “with and without method”, a greater portion is deemed to have been utilized for U.S. GAAP purposes as of the end of fiscal year 2016 than was utilized for tax return purposes. This carryforward will expire in 2034 through 2036.

At March 26, 2016, the Company had gross state net operating loss carryforwards of $57.9 million. The state net operating loss carryforwards expire in fiscal years 2017 through 2033. In addition, the Company had

$14.6 million of state research and development tax credit carryforwards. Certain of these state tax credits will expire in fiscal years 2022 through 2027. The remaining state tax credit carryforwards do not expire.

At March 26, 2016, the Company had gross foreign net operating losses of $94.3 million as a result of the Wolfson acquisition. These loss carryforwards are not subject to an annual limit and do not expire.

At March 26, 2016, the undistributed earnings of our foreign subsidiaries of approximately $25.5 million are intended to be indefinitely reinvested outside the U.S. Accordingly, no provision for U.S. federal income and foreign withholding taxes associated with a distribution of these earnings has been made. The amount of unrecognized deferred tax liability related to these undistributed earnings is estimated to be $8.4 million.

The following table summarizes the changes in the unrecognized tax benefits (in thousands):

	March 26,	March 28,
	2016	2015
Beginning balance	$—	$—
Additions based on tax positions related to the current year	12,592	—
Additions based on tax positions related to prior years	6,204	—

Ending balance	$18,796	$—

The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns. At March 26, 2016, the Company had gross unrecognized tax benefits of $18.8 million, all of which would impact the effective tax rate if recognized. During fiscal year 2016, the Company had gross increases of $12.6 million related to current year unrecognized tax benefits, as well as gross increases of $6.2 million related to prior year unrecognized tax benefits. The Company’s unrecognized tax benefits are classified either as “Other long-term liabilities” in the Consolidated Balance Sheet or as a reduction to deferred tax assets to the extent that the unrecognized tax benefit relates to deferred tax assets.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of March 26, 2016, the balance of accrued interest and penalties was zero. No interest or penalties were recognized during fiscal year 2016 or 2015.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Fiscal years 2013 through 2016 remain open to examination by the major taxing jurisdictions to which the Company is subject, although carry forward attributes that were generated in tax years prior to fiscal year 2013 may be adjusted upon examination by the tax authorities if they have been, or will be, used in a future period. The Company is not currently under an income tax audit in any major taxing jurisdiction.

17.	Segment Information

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

	Fiscal Years Ended
	March 26,	March 28,	March 29,
	2016	2015	2014
Portable Audio Products	$989,101	$740,301	$562,718
Non-Portable Audio and Other Products	180,150	176,267	151,620

	$1,169,251	$916,568	$714,338

Geographic Area

The following illustrates sales by geographic locations based on the sales office location (in thousands):

	Fiscal Years Ended
	March 26,	March 28,	March 29,
	2016	2015	2014
United States	$73,889	$31,977	$35,582
European Union (excluding United Kingdom)	12,745	13,629	13,125
United Kingdom	5,687	2,805	1,513
China	823,843	728,413	617,850
Hong Kong	10,647	15,087	6,057
Japan	27,898	14,353	5,150
South Korea	193,388	69,327	9,338
Taiwan	9,249	15,272	13,739
Other Asia	8,657	10,991	11,112
Other non-U.S. countries	3,248	14,714	872

Total consolidated sales	$1,169,251	$916,568	$714,338

The following illustrates property, plant and equipment, net, by geographic locations, based on physical location (in thousands):

	Fiscal Years Ended
	March 26,	March 28,
	2016	2015
United States	$125,674	$114,935
European Union (excluding United Kingdom)	253	—
United Kingdom	34,632	28,925
China	483	245
Hong Kong	1	1
Japan	260	3
South Korea	110	3
Taiwan	180	216
Other Asia	29	18
Other non-U.S. countries	1,034	—

Total consolidated property, plant and equipment, net	$162,656	$144,346

18.	Quarterly Results (Unaudited)

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

The unaudited quarterly statement of operations data for each quarter of fiscal years 2016 and 2015 were as follows (in thousands, except per share data):

	Fiscal Year 2016
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Net sales	$282,633	$306,756	$347,863	$231,999
Gross profit	132,454	142,221	164,911	115,254
Net income	33,354	34,880	41,384	14,012
Basic income per share	$0.53	$0.55	$0.65	$0.22
Diluted income per share	0.50	0.53	0.63	0.21

	Fiscal Year 2015
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Net sales	$152,565	$210,214	$298,606	$255,183
Gross profit	75,375	100,567	130,831	118,975
Net income	10,248	852	22,729	21,349
Basic income per share	$0.17	$0.01	$0.36	$0.34
Diluted income per share	0.16	0.01	0.35	0.32

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer (CEO) and chief financial officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Based upon this evaluation, as of March 26, 2016, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Because of its inherent limitation, internal control over financial reporting may not prevent or detect all errors and all fraud. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment of internal control over financial reporting, management has concluded that our internal control over financial reporting was effective as of March 26, 2016, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting as of March 26, 2016, included in Item 8 of this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 26, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Wolfson acquisition was migrated to the corporate ERP and financial reporting application instance in the quarter ended June 27, 2015.

PART III

ITEM 10.   Directors, Executive Officers and Corporate Governance

The information set forth in the proxy statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on July 26, 2016 (the “Proxy Statement”) under the headings Corporate Governance—Board Meetings and Committees, Corporate Governance – Audit Committee, Proposals to be Voted on – Proposal No. 1—Election of Directors, Summary of Executive Compensation, and Section 16(a) Beneficial Ownership Reporting Compliance is incorporated herein by reference.

ITEM 11.   Executive Compensation

The information set forth in the Proxy Statement under the headings Director Compensation Arrangements, Compensation Discussion and Analysis, Compensation Committee Report, and Proposals to be Voted on – Proposal No. 3 – Advisory Vote to Approve the Compensation of Named Executive Officers, Proposal No. 4—Approval of Material Terms of the 2007 Management and Key Individual Incentive Plan, as amended on May 24, 2016 are incorporated herein by reference.

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

ITEM 14.   Principal Accountant Fees and Services

The information set forth in the Proxy Statement under the headings Audit and Non-Audit Fees and Services and Proposal No. 2—Ratification of Appointment of Independent Registered Public Accounting Firm is incorporated herein by reference.

PART IV

ITEM 15.   Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.	Consolidated Financial Statements

¡	Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm.

¡	Consolidated Balance Sheets as of March 26, 2016 and March 28, 2015.

¡	Consolidated Statements of Income for the fiscal years ended March 26, 2016, March 28, 2015, and March 29, 2014.

¡	Consolidated Statements of Comprehensive Income for the fiscal years ended March 26, 2016, March 28, 2015, and March 29, 2014.

¡	Consolidated Statements of Cash Flows for the fiscal years ended March 26, 2016, March 28, 2015, and March 29, 2014.

¡	Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 26, 2016, March 28, 2015, and March 29, 2014.

¡	Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

3.	Exhibits

The following exhibits are filed as part of or incorporated by reference into this Annual Report on Form 10-K:

Number	Description

2.1	Cooperation Agreement dated April 29, 2014 between the Company and Wolfson Microelectronics plc. (1)

3.1	Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (2)

3.2	Amended and Restated Bylaws of Registrant. (3)

10.1+	2002 Stock Option Plan, as amended. (4)

10.2+	Cirrus Logic, Inc. 2006 Stock Incentive Plan, amended and restated as of May 26, 2015. (10)

10.3+	Form of Stock Option Agreement for options granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (6)

10.4+*	Form of Stock Option Agreement for options for U.K. Employees under the Cirrus Logic, Inc. 2006 Stock Incentive Plan.

10.5+	Form of Notice of Grant of Stock Option for options granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (5)

10.6+	Form of Stock Option Agreement for Outside Directors under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (7)

10.7+	Form of Restricted Stock Unit Agreement for U.S. Employees under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (6)

10.8+	Form of Restricted Stock Unit Agreement for U.K. Employees under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (13)

10.9+	Form of Notice of Grant of Restricted Stock Units granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (6)

10.10+	Form of Performance Award Agreement for U.S. Employees under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (12)

10.11+	Form of Notice of Performance Award Agreement for U.S. Employees under the Cirrus Logic Inc. 2006 Stock Incentive Plan (13)

10.12+*	Form of Performance Award Agreement for U.K. Employees under the Cirrus Logic, Inc. 2006 Stock Incentive Plan.

10.13+	2007 Executive Severance and Change of Control Plan, effective as of October 1, 2007, as amended and restated on March 4, 2014. (8)

10.14+*	2007 Management and Key Individual Contributor Incentive Plan, as amended on May 20, 2016.

10.15	The Revised Stipulation of Settlement dated March 10, 2009. (9)

10.16	Credit Agreement dated April 29, 2014 among the Company, Wells Fargo Bank and National Association, as Administrative Agent and Lender. (1)

10.17	Credit Agreement dated August 29, 2014 among Registrant, Wells Fargo Bank and National Association, as Administrative Agent and Initial Issuing Lender. (11)

10.18	First Amendment to Credit Agreement among Cirrus Logic, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as Lender and Administrative Agent. (14)

14.1	Code of Conduct, dated March 24, 2015. (13)

21.1*	List of Subsidiaries.

Number	Description

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (see signature page).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed with this Form 10-K.

(1)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on April 29, 2014 (Registration No. 000-17795).
(2)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the SEC on June 22, 2001 (Registration No. 000-17795).
(3)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on September 20, 2013.
(4)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 29, 2003, filed with the SEC on June 13, 2003 (Registration No. 000-17795).
(5)	Incorporated by reference from Registration’s Statement on Form S-8 filed with the SEC on August 1, 2006 (Registration No. 000-17795), filed with the SEC on March 4, 2014 (Registration No. 000-17795).
(6)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on October 7, 2010.
(7)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on August 1, 2007.
(8)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on March 10, 2014.
(9)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on April 1, 2009.
(10)	Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on June 2, 2015.
(11)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on September 3, 2014.
(12)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on September 22, 2014.
(13)	Incorporated by reference from Registrant’s Report on Form 10-K filed with the SEC on May 27, 2015 (Registration No. 000-17795).
(14)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on June 26, 2015.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

CIRRUS LOGIC, INC.

By:	/S/ THURMAN K. CASE
Thurman K. Case
Vice President, Chief Financial Officer and Chief Accounting Officer
May 25, 2016

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities and on the dates indicated have signed this report below:

Signature	Title	Date

/s/ JASON P. RHODE Jason P. Rhode	President and Chief Executive Officer	May 25, 2016

/S/ THURMAN K. CASE Thurman K. Case	Vice President, Chief Financial Officer and Chief Accounting Officer	May 25, 2016

/S/ JOHN C. CARTER John C. Carter	Director	May 25, 2016

/S/ ALEX DAVERN Alex Davern	Director	May 25, 2016

/S/ TIMOTHY R. DEHNE Timothy R. Dehne	Director	May 25, 2016

/S/ CHRISTINE KING Christine King	Director	May 25, 2016

/S/ ALAN R. SCHUELE Alan R. Schuele	Director	May 25, 2016

/S/ WILLIAM D. SHERMAN William D. Sherman	Director	May 25, 2016

/S/ DAVID J. TUPMAN David J. Tupman	Director	May 25, 2016