Form 10-Q
period 2016-06-25
CIRRUS LOGIC INC
filed 2016-07-27
CIK 772406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  25,  2016

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐    NO ☑

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of July 22,  2016  was 62,480,659.

CIRRUS LOGIC, INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED JUNE  25, 2016

Part I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	June 25,	March 26,
	2016	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$143,591	$168,793
Marketable securities	91,090	60,582
Accounts receivable, net	140,893	88,532
Inventories	154,043	142,015
Prepaid assets	27,815	29,924
Other current assets	16,291	16,283
Total current assets	573,723	506,129

Long-term marketable securities	3,923	20,631
Property and equipment, net	160,875	162,656
Intangibles, net	156,949	162,832
Goodwill	287,518	287,518
Deferred tax assets	27,334	25,772
Other assets	14,776	16,345
Total assets	$1,225,098	$1,181,883

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$105,138	$71,619
Accrued salaries and benefits	21,854	21,239
Software license agreements	14,621	20,308
Other accrued liabilities	16,447	14,958
Total current liabilities	158,060	128,124

Long-term liabilities:
Debt	160,439	160,439
Software license agreements	5,436	8,136
Other long-term liabilities	29,419	25,701
Total long-term liabilities	195,294	194,276

Stockholders' equity:
Capital stock	1,215,749	1,203,496
Accumulated deficit	(344,564)	(344,345)
Accumulated other comprehensive income	559	332
Total stockholders' equity	871,744	859,483
Total liabilities and stockholders' equity	$1,225,098	$1,181,883

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended
	June 25,	June 27,
	2016	2015
Net sales	$259,428	$282,633
Cost of sales	132,743	150,179
Gross profit	126,685	132,454
Operating expenses
Research and development	73,934	65,835
Selling, general and administrative	30,540	29,119
Patent agreement and other	-	(12,500)
Total operating expenses	104,474	82,454
Income from operations	22,211	50,000
Interest income	267	254
Interest expense	(956)	(999)
Other income	147	243
Income before income taxes	21,669	49,498
Provision for income taxes	5,805	16,144
Net income	15,864	33,354

Basic earnings per share	$0.25	$0.53
Diluted earnings per share	$0.24	$0.50
Basic weighted average common shares outstanding	62,450	63,274
Diluted weighted average common shares outstanding	65,232	66,410

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands; unaudited)

	Three Months Ended
	June 25,	June 27,
	2016	2015
Net income	15,864	33,354
Other comprehensive income (loss), before tax
Foreign currency translation	188	(783)
Unrealized gain (loss) on marketable securities	67	(148)
Reclassification of actuarial (gain) loss to net income	(27)	16
Benefit (provision) for income taxes	(1)	52
Comprehensive income	$16,091	$32,491

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three Months Ended
	June 25,	June 27,
	2016	2015
Cash flows from operating activities:
Net income	$15,864	$33,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,912	13,388
Stock compensation expense	9,310	8,272
Deferred income taxes	797	12,769
Loss on retirement or write-off of long-lived assets	95	156
Actuarial (gain) loss amortization on defined benefit pension plan	(3)	16
Excess tax benefit from employee stock awards	(530)	-
Other non-cash charges	107	3,884
Net change in operating assets and liabilities:
Accounts receivable, net	(52,361)	(8,230)
Inventories	(12,028)	(41,999)
Other current assets	1,380	2,792
Accounts payable and other accrued liabilities	29,283	20,149
Deferred income	-	(1,369)
Income taxes payable	2,400	-
Net cash provided by operating activities	12,226	43,182

Cash flows from investing activities:
Maturities and sales of available for sale marketable securities	30,987	36,017
Purchases of available for sale marketable securities	(44,743)	(22,649)
Purchases of property, equipment and software	(7,145)	(10,601)
Investments in technology	(3,387)	(1,816)
Increase in deposits and other assets	-	(232)
Net cash (used in) provided by investing activities	(24,288)	719

Cash flows from financing activities:
Principal payments on long-term revolver	-	(20,000)
Issuance of common stock, net of shares withheld for taxes	2,414	2,661
Repurchase of stock to satisfy employee tax withholding obligations	(644)	(432)
Repurchase and retirement of common stock	(15,440)	-
Excess tax benefit from employee stock awards	530	-
Net cash used in financing activities	(13,140)	(17,771)

Net increase (decrease) in cash and cash equivalents	(25,202)	26,130

Cash and cash equivalents at beginning of period	168,793	76,401
Cash and cash equivalents at end of period	$143,591	$102,531

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.     Basis of Presentation

The consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. (“Cirrus Logic,” “we,” “us,” “our,” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  The accompanying unaudited consolidated condensed financial statements do not include complete footnotes and financial presentations.  As a result, these financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended March 26, 2016, included in our Annual Report on Form 10-K filed with the Commission on May 25, 2016.  In our opinion, the financial statements reflect all material adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented.  The preparation of financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities.  Actual results could differ from those estimates and assumptions.  Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.  Additionally, prior period amounts have been adjusted to conform to current year presentation.

2.     Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606).  The purpose of this ASU is to converge revenue recognition requirements per GAAP and International Financial Reporting Standards (IFRS).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date after public comment respondents supported a proposal to delay the effective date of this ASU to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  The Company is currently evaluating the impact of this ASU on its financial statements and expects no material modifications.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The amendments in this update require that debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and that the amortization of debt issuance costs is reported as interest expense.  ASU 2015-03 is to be applied retrospectively and represents a change in accounting principle.  In August 2015, the FASB issued FASB ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.  ASU 2015-15 clarified the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements.  Debt issuance costs related to a line-of-credit arrangement may be presented in the balance sheet as an asset and subsequently amortized ratably over the term of the arrangement regardless of whether there are any outstanding borrowings.  Both ASU 2015-03 and ASU 2015-15 are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.  Earlier adoption is permitted for financial statements that have not been previously issued.  The Company adopted these ASUs in the current fiscal quarter.

In April 2015, the FASB issued ASU No. 2015-04, Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.  The ASU is part of the FASB’s “Simplification Initiative” to reduce complexity in accounting standards.  The FASB decided to permit entities to measure defined benefit plan assets and obligations as of the month-end that is closest to their fiscal year-end.  An entity is required to disclose the accounting policy election and the date used to measure defined benefit plan assets and obligations in accordance with the amendments in this update.  The amendments in this update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with earlier application permitted.  The Company adopted this ASU in the current fiscal quarter, with no modifications to its financial statements.  The Company’s plan assets and obligations are measured as of the fiscal year-end.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The FASB issued this update to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key leasing arrangement details.  Lessees would recognize operating leases on the balance sheet under this ASU — with the future lease payments recognized as a liability, measured at present value, and the right-of-use asset recognized for the lease term. A single lease cost would be recognized over the lease term.  For terms less than twelve months, a lessee would be permitted to make an accounting policy election to recognize lease expense for such leases generally on a straight-line basis over the lease term.  This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently evaluating the impact of this ASU.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  This ASU requires all excess tax benefits and deficiencies to be recognized as income tax expense / benefit in the income statement and presented as an operating activity in the statement of cash flows.  Forfeitures can be calculated based on either the estimated number of awards that are expected to vest, as required by current guidance, or when forfeitures actually occur.  This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted, but all of the described amendments must be adopted in the same period and any adjustments should be reflected as of the beginning of the fiscal year if adopted in an interim period.  The Company is currently evaluating the impact of this ASU.

3.     Marketable Securities

The Company’s investments that have original maturities greater than 90 days have been classified as available-for-sale securities in accordance with U.S. GAAP.  Marketable securities are categorized on the consolidated condensed balance sheet as short- and long-term marketable securities, as appropriate.

The following table is a summary of available-for-sale securities at June 25, 2016 (in thousands):

				Estimated
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
As of June 25, 2016	Cost	Gains	Losses	Amount)
Corporate debt securities	$58,235	$10	$(20)	$58,225
Commercial paper	36,808	-	(20)	36,788
Total securities	$95,043	$10	$(40)	$95,013

The Company’s specifically identified gross unrealized losses of $40 thousand relate to 13 different securities with total amortized cost of approximately $63.0 million at June  25, 2016.   Six securities had been in a continuous unrealized loss position for more than 12 months as of June 25, 2016.  The gross unrealized loss on these securities was less than one-tenth of one percent of the position value.  Because the Company does not intend to sell the investments at a loss and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost basis, it did not consider the investment in these securities to be other-than-temporarily impaired at June 25, 2016.

The following table is a summary of available-for-sale securities at March 26, 2016 (in thousands):

Estimated
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
As of March 26, 2016	Cost	Gains	Losses	Amount)
Corporate debt securities	$81,310	$3	$(100)	$81,213

The Company’s specifically identified gross unrealized losses of $100 thousand relate to 21 different securities with total amortized cost of approximately $64.7 million at March 26, 2016.  Two securities had been in a continuous loss position for more than 12 months as of March 26, 2016.  One of these securities matured in the current fiscal quarter, with the other maturing in the second quarter of fiscal year 2017.  Because the Company did not intend to sell the investments at a loss and it was not more likely than not that the Company would be required to sell the investments before recovery of its amortized cost basis, it did not consider the investment in these securities to be other-than-temporarily impaired at March 26, 2016.

The cost and estimated fair value of available-for-sale securities by contractual maturities were as follows (in thousands):

	June 25, 2016		March 26, 2016
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$91,109	$91,090	$60,603	$60,582
After 1 year	3,934	3,923	20,707	20,631
Total	$95,043	$95,013	$81,310	$81,213

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

The Company’s long-term revolving facility, described in Note 7, bears interest at a base rate plus applicable margin or LIBOR plus applicable margin.  As of June 25, 2016, the fair value of the Company’s long-term revolving facility approximates carrying value.

As of June 25, 2016 and March 26, 2016,  the Company classified all of its investment portfolio and pension plan assets and liabilities as Level 1 or Level 2 assets and liabilities.  The only Level 3 liability is the contingent consideration described above and below.  The Company has no Level 3 assets.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three months ending June 25, 2016.

The following summarizes the fair value of our financial instruments, exclusive of pension plan assets and liabilities, at June 25, 2016, (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$76,881	$-	$-	$76,881
Corporate debt securities	-	5,010	-	5,010
	$76,881	$5,010	$-	$81,891

Available-for-sale securities
Corporate debt securities	$-	$58,225	$-	$58,225
Commercial paper	-	36,788	-	36,788
	$-	$95,013	$-	$95,013

Liabilities:
Other accrued liabilities
Contingent consideration	$-	$-	$4,793	$4,793
Other long-term liabilities
Contingent consideration	$-	$-	$4,441	$4,441

The following summarized the fair value of our financial instruments at March 26, 2016, exclusive of pension plan assets and liabilities (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$79,256	$-	$-	$79,256

Available-for-sale securities
Corporate debt securities	$-	$81,213	$-	$81,213

Liabilities:
Other accrued liabilities
Contingent consideration	$-	$-	$4,709	$4,709
Other long-term liabilities
Contingent consideration	$-	$-	$4,359	$4,359

Contingent consideration

The following summarizes the fair value of the contingent consideration at June 25, 2016:

	Maximum Value if Milestones Achieved (in thousands)	Estimated Discount Rate (%)	Fair Value (in thousands)
Tranche A - 18 month earn out period	$5,000	7.3	$4,793
Tranche B - 30 month earn out period	5,000	7.7	4,441
	$10,000		$9,234

Three Months Ended
June 25,
2016
Beginning balance	$9,068
Loss recognized in earnings (research and development expense)	166
Ending balance	$9,234

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

5.     Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	June 25,	March 26,
	2016	2016
Gross accounts receivable	$141,457	$89,007
Allowance for doubtful accounts	(564)	(475)
Accounts receivable, net	$140,893	$88,532

6.     Inventories

Inventories are comprised of the following (in thousands):

	June 25,	March 26,
	2016	2016
Work in process	$84,064	$67,827
Finished goods	69,979	74,188
	$154,043	$142,015

7.     Revolving Credit Facilities

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

At June 25, 2016, the Company was in compliance with all covenants under the Credit Agreement.    The Company had borrowed $160.4 million under this facility as of June  25, 2016,  which is included in long-term liabilities on the consolidated condensed balance sheets under the caption “Debt.”  The borrowings were primarily used for refinancing an interim credit facility.

On July 12, 2016, the Company entered into an amendment to the Credit Agreement for the purpose of increasing the Credit Facility to $300 million and providing ongoing working capital.  See Subsequent Event Note 15 for further details.

8.   Patent Agreement and Other

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

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended
	June 25,	June 27,
	2016	2015
Income before income taxes	$21,669	$49,498
Provision for income taxes	$5,805	$16,144
Effective tax rate	26.8%	32.6%

Our income tax expense for the first quarter of fiscal year 2017 was lower than the federal statutory rate primarily due to income in certain foreign jurisdictions taxed below the federal statutory rate and the U.S. R&D tax credit, partially offset by an increase in unrecognized tax benefits.  Our income tax expense for the first quarter of fiscal year 2016 was below the federal statutory rate primarily due to income in certain foreign jurisdictions taxed below the federal statutory rate.

The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns.  At June 25, 2016, the Company had unrecognized tax benefits of $20.1 million, all of which would impact the effective tax rate if recognized.  The Company’s total unrecognized tax benefits are classified as either “Other long-term liabilities” in the consolidated condensed balance sheets or as a reduction to deferred tax assets to the extent that the unrecognized tax benefit relates to deferred tax assets.

 The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.  The Company recognized an immaterial amount of interest in the provision for income taxes during the first three months of fiscal year 2017.  As of June 25, 2016, the balance of accrued interest and penalties, net of tax was immaterial.  No interest or penalties were recognized during the first three months of fiscal year 2016.

The Company believes it is reasonably possible that the gross unrecognized tax benefits could decrease by approximately $2.3 million in the next 12 months due to the lapse of the statute of limitations applicable to a tax deduction claimed on a prior year tax return.

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

10.   Pension Plan

The components of the Company’s net periodic pension expense for the three months ended June 25, 2016 and June 27, 2015 are as follows (in thousands):

	Fiscal Years Ended
	June 25,	June 27,
	2016	2015
Expenses	$-	$-
Interest cost	-	-
Expected return on plan assets	-	-
Amortization of actuarial loss (gain)	(27)	16
	$(27)	$16

Based on an actuarial study performed as of March  26, 2016, the defined benefit pension plan is currently appropriately funded and a long-term asset is reflected in the Company’s consolidated condensed balance sheet under the caption “Other assets.”

11.   Net Income Per Share

Basic net income per share is based on the weighted effect of common shares issued and outstanding and is calculated by dividing net income by the basic weighted average shares outstanding during the period.  Diluted net income per share is calculated by dividing net income by the weighted average number of common shares used in the basic net income per share calculation, plus the equivalent number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding.  These potentially dilutive items consist primarily of the tax affected outstanding stock options and awards (including restricted stock units and market stock units).

The following table details the calculation of basic and diluted earnings per share for the three months ended June 25, 2016 and June 27, 2015 (in thousands, except per share amounts):

	Three Months Ended
	June 25,	June 27,
	2016	2015
Numerator:
Net income	$15,864	$33,354
Denominator:
Weighted average shares outstanding	62,450	63,274
Effect of dilutive securities	2,782	3,136
Weighted average diluted shares	65,232	66,410
Basic earnings per share	$0.25	$0.53
Diluted earnings per share	$0.24	$0.50

The weighted outstanding shares excluded from our diluted calculation for the three months ended June 25, 2016 and June 27, 2015 were 618 thousand and 275 thousand, respectively, as the shares were anti-dilutive.

12.   Legal Matters

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

13.   Stockholders’ Equity

Common Stock

The Company issued a net 0.3 million and 0.4 million shares of common stock during the three month periods ending June 25, 2016 and June 27, 2015, respectively,  in connection with stock issuances primarily pursuant to the Company’s 2006 Stock Incentive Plan.

Share Repurchase Program

Since inception, $24.2 million of the Company’s common stock has been repurchased under the Company’s 2015 $200 million share repurchase program, leaving $175.8 million available for repurchase under this plan as of June  25, 2016.  During the three months ended June  25, 2016, the Company repurchased 0.5 million shares of its common stock for $15.4 million, at an average cost of $32.13.  All of these shares were repurchased in the open market and were funded from existing cash.  All shares of our common stock that were repurchased were retired as of June  25,  2016.

14.   Segment Information

We determine our operating segments in accordance with FASB guidelines.  Our Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker under these guidelines.

The Company operates and tracks its results in one reportable segment, but reports revenue performance in two product lines, which, currently are Portable Audio and Non-Portable Audio and other.  Our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources, rather than detailed information at a product line level.  Additionally, our product lines have similar characteristics and customers.  They share operations support functions such as sales, public relations, supply chain management, various research and development and engineering support, in addition to the general and administrative functions of human resources, legal, finance and information technology.  Therefore, no complete, discrete financial information is maintained for these product lines.

Revenues from our product lines are as follows (in thousands):

	Three Months Ended
	June 25,	June 27,
	2016	2015
Portable Audio Products	$216,068	$235,866
Non-Portable Audio and Other Products	43,360	46,767
	$259,428	$282,633

   15.   Subsequent Event

On July 12, 2016, Cirrus Logic entered into an amended and restated credit agreement (the “Amended Credit Agreement”) with Wells Fargo Bank, National Association, as a Lender and Administrative Agent, for the purpose of refinancing the previous Credit Facility and providing ongoing working capital.    The

Amended Credit Agreement provides for a $300 million revolving credit facility (the “Amended Facility”) with a $25 million letter of credit sublimit.  The Amended Facility matures in five years.  Cirrus Logic must repay the outstanding principal amount of all borrowings, together with all accrued but unpaid interest thereon, on the maturity date.  The Amended Facility is required to be guaranteed by all of Cirrus Logic’s material domestic subsidiaries (the “Subsidiary Guarantors”).  The Credit Facility is secured by substantially all of the assets of Cirrus Logic and any Subsidiary Guarantors, except for certain excluded assets.

Borrowings under the Amended Facility may, at our election, bear interest at either (a) a base rate plus the applicable margin (“Base Rate Loans”) or (b) a LIBOR rate plus the applicable margin (“LIBOR Rate Loans”). The applicable margin ranges from 0% to 0.50% per annum for Base Rate Loans and 1.25% to 2.00% per annum for LIBOR Rate Loans based on the Leverage Ratio (as defined below).  A Commitment Fee accrues at a rate per annum ranging from 0.20% to 0.30% (based on the Leverage Ratio) on the average daily unused portion of the Commitment of the lenders.  The Amended Credit Agreement also contains certain financial covenants providing that (a) the ratio of consolidated funded indebtedness to consolidated EBITDA for the prior four fiscal quarters must not be greater than 3.00 to 1.00 (the “Leverage Ratio”) and (b) the ratio of consolidated EBITDA for the prior four consecutive fiscal quarters to consolidated fixed charges (including amounts paid in cash for consolidated interest expenses, capital expenditures, scheduled principal payments of indebtedness, and income taxes) for the prior four consecutive fiscal quarters must not be less than 1.25 to 1.00 as of the end of each fiscal quarter.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read along with the unaudited consolidated condensed financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 26, 2016, contained in our fiscal year 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on May 25, 2016.  We maintain a web site at investor.cirrus.com,  which makes available free of charge our most recent annual report and all other filings we have made with the Commission.

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Item 1A – Risk Factors” in our 2016 Annual Report on Form 10-K filed with the Commission on May 25, 2016, and in Part II, Item 1A “Risk Factors” within this quarterly report on Form 10-Q.  Readers should carefully review these risk factors, as well as those identified in other documents filed by us with the Commission.

Overview

Cirrus Logic, Inc. (“Cirrus Logic,” “We,” “Us,” “Our,” or the “Company”) is a leader in high-performance,  low-power integrated circuits (“ICs”) for audio and voice signal processing applications.   Cirrus Logic’s products span the entire audio signal chain, from capture to playback, providing innovative products for the world’s top smartphones, tablets, digital headsets, wearables and emerging smart home applications.

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

There were no material changes in the first three months of fiscal year 2017 to the information provided under the heading “Critical Accounting Policies” included in our Annual Report on Form 10-K for the fiscal year ended March 26, 2016.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606).  The purpose of this ASU is to converge revenue recognition requirements per GAAP and International Financial Reporting Standards (IFRS).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date after public comment respondents supported a proposal to delay the effective date of this ASU to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  The Company is currently evaluating the impact of this ASU on its financial statements and expects no material modifications.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The amendments in this update require that debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and that the amortization of debt issuance costs is reported as interest expense.  ASU 2015-03 is to be applied retrospectively and represents a change in accounting principle.  In August 2015, the FASB issued FASB ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.  ASU 2015-15 clarified the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements.  Debt issuance costs related to a line-of-credit arrangement may be presented in the balance sheet as an asset and subsequently amortized ratably over the term of the arrangement regardless of whether there are any outstanding borrowings.  Both ASU 2015-03 and ASU 2015-15 are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.  Earlier adoption is permitted for financial statements that have not been previously issued.  The Company adopted these ASUs in the current fiscal quarter.

In April 2015, the FASB issued ASU No. 2015-04, Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan

Assets.  The ASU is part of the FASB’s “Simplification Initiative” to reduce complexity in accounting standards.  The FASB decided to permit entities to measure defined benefit plan assets and obligations as of the month-end that is closest to their fiscal year-end.  An entity is required to disclose the accounting policy election and the date used to measure defined benefit plan assets and obligations in accordance with the amendments in this update.  The amendments in this update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with earlier application permitted.    The Company adopted this ASU in the current fiscal quarter, with no modifications to its financial statements.  The Company’s plan assets and obligations are measured as of the fiscal year-end.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  This ASU requires all excess tax benefits and deficiencies to be recognized as income tax expense / benefit in the income statement and presented as an operating activity in the statement of cash flows.    Forfeitures can be calculated based on either the estimated number of awards that are expected to vest, as required by current guidance or when forfeitures actually occur.  This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted, but all of the described amendments must be adopted in the same period and any adjustments should be reflected as of the beginning of the fiscal year if adopted in an interim period.  The Company is currently evaluating the impact of this ASU.

Results of Operations

The following table summarizes the results of our operations for the first three months of  fiscal years 2017 and 2016 as a percentage of net sales.  All percentage amounts were calculated using the underlying data in thousands, unaudited:

	Three Months Ended
	June 25,	June 27,
	2016	2015
Net sales	100%	100%
Gross margin	49%	47%
Research and development	28%	23%
Selling, general and administrative	12%	10%
Patent agreement and other	0%	-4%
Income from operations	9%	18%
Interest income	0%	0%
Interest expense	-1%	0%
Other income	0%	0%
Income before income taxes	8%	18%
Provision for income taxes	2%	6%
Net income	6%	12%

Net Sales

Net sales for the first quarter of fiscal year 2017 decreased $23.2 million, or 8 percent, to $259.4 million from $282.6 million in the first quarter of fiscal year 2016.    Net sales from our portable audio products decreased $19.8 million, or 8 percent, primarily from decreased shipments due to a known shift in market share at a large Android® customer as they reverted to a dual sourcing strategy on core chipsets.  Non-portable audio and other product sales decreased $3.4 million, or 7 percent, during the first quarter of fiscal year 2017 versus the comparable quarter of the prior fiscal year, primarily due to decreased DAC sales.

Sales outside of the U.S., principally located in Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 96 percent and  95 percent of net sales during the first quarter of fiscal years 2017 and 2016, respectively.  Our sales are denominated primarily in U.S. dollars.  No foreign currency hedging contracts were entered into in the first three months of fiscal year 2017 or 2016.

Since the components we produce are largely proprietary, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, from an external sales representative or distributor, or through a third party manufacturer contracted to produce their designs.  For each of the first quarters of fiscal years 2017 and 2016, our ten largest end customers represented approximately 88 percent of our net sales.

We had one end customer, Apple Inc. that purchased through multiple contract manufacturers and represented approximately 68 percent and 62 percent of the Company’s total net sales for the first quarter of fiscal years 2017 and 2016, respectively.  Samsung Electronics represented 12 percent and 18 percent of the Company’s total net sales for the first quarter of fiscal years 2017 and 2016, respectively.

No other end customer or distributor represented more than 10 percent of net sales for the three months ending June 25, 2016 and June 27, 2015.

For more information, please see Part II—Item 1A—Risk Factors— “We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.”

Gross Margin

Gross margin was 48.8 percent in the first quarter of fiscal year 2017,  up from 46.9 percent in the first quarter of fiscal year 2016,  primarily due to a favorable shift in product mix, partially offset by increases in manufacturing spend to support new product lines.

Research and Development Expense

Research and development expense for the first quarter of fiscal year 2017 was $73.9 million, an increase of $8.1 million, or 12 percent, from $65.8 million in the first quarter of fiscal year 2016.  The primary drivers were increases in salary and employee-related expenses following a 23 percent increase in headcount, higher depreciation and amortization costs and facilities-related costs, partially offset by a tax credit recognized during the current fiscal period.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense for the first quarter of fiscal year 2017 was $30.5 million, an increase of $1.4 million, or 5 percent, from $29.1 million in the first quarter of fiscal year 2016.  The increases were due primarily to increased depreciation and amortization costs and increased maintenance and supplies costs, partially offset by lower employee-related costs in the current fiscal quarter.

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

Interest income

The Company reported interest income of $0.3 million for each of the three months ended June 25, 2016, and June 27, 2015, respectively due to comparable average cash and cash equivalent balances for the first quarter of fiscal year 2017 and 2016.

Interest expense

The Company reported interest expense of $1.0 million for each of the three months ended June 25, 2016,  and June 27, 2015, respectively.  Interest expense was recorded on the $250 million revolving credit facility described in Note 7 for all periods presented.

Other income

For the three months ended June 25, 2016 and June 27, 2015, the Company reported $0.1 million and $0.2 million, respectively, in other income, primarily net gains in foreign currency.

Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended
	June 25,	June 27,
	2016	2015
Income before income taxes	$21,669	$49,498
Provision for income taxes	$5,805	$16,144
Effective tax rate	26.8%	32.6%

Our income tax expense for the first quarter of fiscal year 2017 was lower than the federal statutory rate primarily due to income in certain foreign jurisdictions taxed below the federal statutory rate and the U.S. R&D tax credit, partially offset by an increase in unrecognized tax benefits.  Our income tax expense for the first quarter of fiscal year 2016 was below the federal statutory rate primarily due to income in certain foreign jurisdictions taxed below the federal statutory rate.

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

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain current assets and current liabilities.  Our operating cash flow is affected by the ability of our operations to generate cash, and our management of assets and liabilities, including both working capital and long-term assets and liabilities.  Positive cash flow from operations was $12.2 million for the first three months of fiscal year 2017 as compared to $43.2 million for the corresponding period of fiscal year 2016.  The positive cash flow from operations during the current period of fiscal year 2017 was related to the cash components of our net income, partially offset by a $31.3 million unfavorable change in working capital, primarily in accounts receivable and inventories.  The positive cash flow from operations during the corresponding quarter of fiscal year 2016 was related to the cash components of our net income, partially offset by a $28.7 million unfavorable change to working capital, primarily in inventories and accounts receivable.

Net cash used in investing activities was $24.3 million during the first three months of fiscal year 2017 as compared to $0.7 million provided by investing activities during the first three months of fiscal year 2016.  The cash used in investing activities in the current period is primarily related to net purchases of marketable securities of $13.8 million and capital expenditures and technology investments of $10.5 million.  The cash provided by investing activities in the corresponding fiscal year 2016 quarter is primarily related to net maturities and sales of marketable securities of $13.4 million, partially offset by capital expenditures and technology investments of $12.4 million.

Net cash used in financing activities was $13.1 million during the first three months of fiscal year 2017.  The cash used during the first three months of fiscal year 2017 was primarily associated with stock repurchases during the period of $16.0 million ($15.4 million from repurchased and retired common stock, $0.6 million from stock repurchases to satisfy employee tax withholdings), offset by  $2.4 million for the issuance of common stock, net of shares withheld for taxes for the period and excess tax benefit from employee stock awards of $0.5 million.  The cash used in financing activities was $17.8 million for the first three months of fiscal year 2016.  The use of cash was primarily associated with $20.0 million in principal payments against the long-term revolver, discussed in Note 7, partially offset by $2.7 million for the issuance of common stock, net of shares withheld for taxes for the quarter.

We have not paid cash dividends on our common stock and currently intend to continue our policy of retaining any earnings for reinvestment in our business.  Although we cannot give assurance that we will be able to generate cash in the future, we anticipate that our future cash earnings, existing cash, cash equivalents, investments and borrowings available under our Credit Facility are sufficient to meet our capital requirements for at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time.

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

The Credit Agreement contains customary affirmative covenants, including, among others, covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the Credit Agreement contains customary negative covenants limiting the ability of Cirrus Logic or any Subsidiary to, among other things, incur debt, grant liens, make investments, effect certain fundamental changes, make certain asset dispositions, and make certain restricted payments. The Credit Facility also contains certain financial covenants providing that (a) the ratio of consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters must not be greater than 2.00 to 1.00 (the “Leverage Ratio”) and (b) the sum of cash and Cash Equivalents, which includes marketable securities, of Cirrus Logic and its Subsidiaries on a consolidated basis must not be less than $100 million. At June 25, 2016, the Company was in compliance with all covenants under the Credit Agreement and had $160.4 million of indebtedness outstanding under the Credit Facility, which is included in long-term liabilities on the consolidated condensed balance sheets. The borrowings were primarily used for refinancing an interim credit facility.

On July 12, 2016, the Company entered into an amendment to the Credit Agreement for the purpose of increasing the Credit Facility to $300 million and providing ongoing working capital.  See Subsequent Event Note 15 for further details.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with interest rates on our debt securities, currency movements on non-U.S. dollar denominated assets and liabilities, and the effect of market factors on the value of our marketable securities.  We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures.  For a description of our market risks, see “Part II – Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in our fiscal year 2016 Annual Report on Form 10-K filed with the Commission on May 25, 2016.  There have been no significant changes to our exposure to market risks since we filed our fiscal year 2016 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer (CEO) and chief financial officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  Based upon the evaluation, as of June 25, 2016, our management, including our CEO and CFO has concluded that our disclosure controls and procedures were effective as of June 25, 2016.

Changes in control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June  25, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information regarding legal proceedings to which the Company is a party is set forth in Note 12 – Legal Matters to our unaudited consolidated condensed financial statements and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In evaluating all forward-looking statements, readers should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements.  Various risk factors associated with our business are included in our Annual Report on Form 10-K for the fiscal year ended March 26, 2016, as filed with the Commission on May 25, 2016, and available at www.sec.gov.  Other than as set forth below, there have been no material changes to those risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 26, 2016.

We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer,  or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business.  For the first three months of fiscal years 2017 and 2016,  our ten largest end customers represented approximately 88 percent, of our net sales.  We had one end customer, Apple Inc. that purchased through multiple contract manufacturers and represented approximately 68 percent and 62 percent of the Company’s total net sales for the first three months of fiscal years 2017 and 2016, respectively.  Additionally, Samsung Electronics represented approximately 12 percent and 18 percent of the Company’s net sales for the first three months of fiscal year 2017 and 2016, respectively.

We had no distributors that represented more than 10 percent of our sales for the three month periods ending June 25, 2016 or June 27, 2015.  No other end customer or distributor represented more than 10 percent of net sales for the three month periods ending June 25, 2016 or June 27, 2015.

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

On June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (the “E.U.”), commonly referred to as “Brexit.”  As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s withdrawal from the E.U. and the U.K.’s future relationships with E.U. member states.  Although it is unknown what those terms will be, it is possible that there will be greater restrictions on immigration between the U.K. and E.U. countries that make it more difficult to staff our U.K. operations, changes in tax laws that negatively impact our effective tax rate, restrictions on imports and exports between the U.K. and E.U. member states, and increased regulatory complexities. These changes may adversely affect our operations and financial results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended June 25, 2016 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
March 27, 2016 - April 23, 2016	-	$-	-	$-
April 24, 2016 - May 21, 2016	480	32.13	480	175,777
May 22, 2016 - June 25, 2016	-	-	-	-
Total	480	$32.13	480	$175,777

(1)

The Company currently has one active share repurchase program: the $200 million share repurchase program authorized by the Board of Directors in October 2015.  The repurchases are to be funded from existing cash and intended to be effected from time to time in accordance with applicable securities laws through the open market or in privately negotiated transactions.  The timing of the repurchases and the actual amount purchased depend on a variety of factors including the market price of the Company’s shares, general market and economic conditions, and other corporate considerations.  The program does not have an expiration date, does not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company's discretion.  The Company repurchased 0.5 million shares of its common stock for $15.4 million during the first quarter of fiscal year 2017.  All of these shares were repurchased in the open market and were funded from existing cash.  All shares of our common stock that were repurchased were retired as of June 25, 2016.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed as part of or incorporated by reference into this Report:

3.1	Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (1)
3.2	Amended and Restated Bylaws of Registrant. (2)
10.1	Amended and Restated Credit Agreement dated July 12, 2016, among the Company, the Lenders party thereto and Wells Fargo Bank, National Association, as a Lender and Administrative Agent. (3)
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*  Filed or furnished, as applicable, with this Form 10-Q.

(1)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 22, 2001 (Registration No. 000-17795).
(2)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the Commission on September 20, 2013 (Registration No. 000-17795).
(3)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the Commission on July 15, 2016 (Registration No. 000-17795).

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index list noted above and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRRUS LOGIC, INC.

Date:	July 27, 2016	By: /s/ Thurman K. Case
Thurman K. Case
Vice President, Chief Financial Officer and Principal Accounting Officer