Form 10-Q
period 2016-09-24
CIRRUS LOGIC INC
filed 2016-10-27
CIK 772406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  24,  2016

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐    NO ☑

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of October 21,  2016  was 63,711,256.

CIRRUS LOGIC, INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED SEPTEMBER  24, 2016

Part I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	September 24,	March 26,
	2016	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$113,264	$168,793
Marketable securities	116,087	60,582
Accounts receivable, net	269,559	88,532
Inventories	161,254	142,015
Prepaid assets	25,931	29,924
Other current assets	9,857	16,283
Total current assets	695,952	506,129

Long-term marketable securities	2,004	20,631
Property and equipment, net	164,029	162,656
Intangibles, net	150,108	162,832
Goodwill	287,518	287,518
Deferred tax assets	28,009	25,772
Other assets	17,914	16,345
Total assets	$1,345,534	$1,181,883

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$130,458	$71,619
Accrued salaries and benefits	30,257	21,239
Software license agreements	13,876	20,308
Other accrued liabilities	15,518	14,958
Total current liabilities	190,109	128,124

Long-term liabilities:
Debt	140,000	160,439
Software license agreements	2,433	8,136
Other long-term liabilities	43,844	25,701
Total long-term liabilities	186,277	194,276

Stockholders' equity:
Capital stock	1,236,492	1,203,496
Accumulated deficit	(267,887)	(344,345)
Accumulated other comprehensive income	543	332
Total stockholders' equity	969,148	859,483
Total liabilities and stockholders' equity	$1,345,534	$1,181,883

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	September 24,	September 26,	September 24,	September 26,
	2016	2015	2016	2015
Net sales	$428,619	$306,756	$688,047	$589,389
Cost of sales	216,920	164,535	349,663	314,714
Gross profit	211,699	142,221	338,384	274,675
Operating expenses
Research and development	75,673	67,258	149,607	133,093
Selling, general and administrative	32,089	30,103	62,629	59,222
Patent agreement and other	-	752	-	(11,748)
Total operating expenses	107,762	98,113	212,236	180,567
Income from operations	103,937	44,108	126,148	94,108
Interest income	296	215	563	469
Interest expense	(1,299)	(924)	(2,255)	(1,923)
Other expense	(261)	(416)	(114)	(173)
Income before income taxes	102,673	42,983	124,342	92,481
Provision for income taxes	24,608	8,103	30,413	24,247
Net income	78,065	34,880	93,929	68,234

Basic earnings per share	$1.24	$0.55	$1.50	$1.08
Diluted earnings per share	$1.19	$0.53	$1.43	$1.03
Basic weighted average common shares outstanding	62,787	63,346	62,618	63,310
Diluted weighted average common shares outstanding	65,717	66,329	65,521	66,378

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands; unaudited)

	Three Months Ended		Six Months Ended
	September 24,	September 26,	September 24,	September 26,
	2016	2015	2016	2015
Net income	$78,065	$34,880	$93,929	$68,234
Other comprehensive income (loss), before tax
Foreign currency translation	65	961	253	178
Unrealized gain (loss) on marketable securities	(76)	69	(9)	(79)
Reclassification of actuarial (gain) loss to net income	(26)	16	(53)	32
Benefit (provision) for income taxes	21	(38)	20	14
Comprehensive income	$78,049	$35,888	$94,140	$68,379

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six Months Ended
	September 24,	September 26,
	2016	2015
Cash flows from operating activities:
Net income	$93,929	$68,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,961	28,021
Stock compensation expense	19,234	16,954
Deferred income taxes	13,908	10,047
Loss on retirement or write-off of long-lived assets	251	162
Actuarial (gain) loss amortization on defined benefit pension plan	(36)	19
Excess tax benefit from employee stock awards	(4,631)	(2,850)
Other non-cash charges	(2,867)	8,993
Net change in operating assets and liabilities:
Accounts receivable, net	(181,027)	(56,735)
Inventories	(19,239)	(59,671)
Other current assets	4,620	774
Accounts payable and other accrued liabilities	64,475	(856)
Deferred income	-	(523)
Income taxes payable	10,638	(12,598)
Net cash provided by (used in) operating activities	32,216	(29)

Cash flows from investing activities:
Maturities and sales of available-for-sale marketable securities	91,531	98,019
Purchases of available-for-sale marketable securities	(128,415)	(22,605)
Purchases of property, equipment and software	(18,119)	(22,023)
Investments in technology	(5,743)	(2,851)
Acquisition of businesses, net of cash obtained	-	(37,216)
Increase in deposits and other assets	-	(163)
Net cash (used in) provided by investing activities	(60,746)	13,161

Cash flows from financing activities:
Principal payments on long-term revolver	(20,439)	(20,000)
Debt issuance costs	(2,152)	-
Payments on capital lease agreements	(699)	-
Issuance of common stock, net of shares withheld for taxes	9,131	3,945
Repurchase of stock to satisfy employee tax withholding obligations	(2,031)	(791)
Repurchase and retirement of common stock	(15,440)	(19,204)
Excess tax benefit from employee stock awards	4,631	2,850
Net cash used in financing activities	(26,999)	(33,200)

Net decrease in cash and cash equivalents	(55,529)	(20,068)

Cash and cash equivalents at beginning of period	168,793	76,401
Cash and cash equivalents at end of period	$113,264	$56,333

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

2.     Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606).  The purpose of this ASU is to converge revenue recognition requirements per U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date after public comment respondents supported a proposal to delay the effective date of this ASU to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  The Company is currently evaluating the impact of this ASU on its financial statements and expects no material modifications.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The amendments in this ASU provide guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company is currently evaluating this ASU and expects no material modifications to its financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The amendments in this update require that debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and that the amortization of debt issuance costs is reported as interest expense.  ASU 2015-03 is to be applied retrospectively and represents a change in accounting principle.  In August 2015, the FASB issued FASB ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.  ASU 2015-15 clarified the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements.  Debt issuance costs related to a line-of-credit arrangement may be presented in the balance sheet as an asset and subsequently amortized ratably over the term of the arrangement regardless of whether there are any outstanding borrowings.  Both ASU 2015-03 and ASU 2015-15 are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.  Earlier adoption is permitted for financial statements that have not been previously issued.  The Company adopted these ASUs in the current fiscal year with no material impact.

In April 2015, the FASB issued ASU No. 2015-04, Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.  The ASU is part of the FASB’s “Simplification Initiative” to reduce complexity in accounting standards.  The FASB decided to permit entities to measure defined benefit plan assets and obligations as of the month-end that is closest to their fiscal year-end.  An entity is required to disclose the accounting policy election and the date used to measure defined benefit plan assets and obligations in accordance with the amendments in this update.  The amendments in this update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with earlier application permitted.  The Company adopted this ASU in the prior fiscal quarter, with no modifications to its financial statements.  The Company’s plan assets and obligations are measured as of the fiscal year-end.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  This ASU requires companies to subsequently measure inventory at the lower of cost and net realizable value versus the previous lower of cost or market.  The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, to be applied prospectively.  Early application is permitted. The Company is currently evaluating this ASU and expects no material modifications to its financial statements as a result.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  This ASU requires all excess tax benefits and deficiencies to be recognized as income tax benefit / expense in the income statement and presented as an operating activity in the statement of cash flows.  Forfeitures can be calculated based on either the estimated number of awards that are expected to vest, as required by current guidance, or when forfeitures actually occur.  This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted, but all of the described amendments must be adopted in the same period and any adjustments should be reflected as of the beginning of the fiscal year if adopted in an interim period.  The Company is currently evaluating the impact of this ASU, including possible early adoption.  The Company will be required to adopt in the first quarter of fiscal year 2018.

In June 2016, the FASB issued ASU 2016-13,  Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU requires credit losses on available-for-sale debt securities to be presented as an allowance rather than a write-down. Unlike current U.S. GAAP, the credit losses could be reversed with changes in estimates, and recognized in current year earnings. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods.  Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods.  The Company is currently evaluating the impact of this ASU with no expected material impact.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  This ASU covers several cash flow issues, including the presentation of contingent consideration payments made after a business combination.  Cash payments up to the amount of the liability recognized at the acquisition date (including measurement-period adjustments) should be classified as financing activities.  This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods.  Early adoption is permitted, including in an interim period, with a required retrospective transition method applied to each period presented.  The Company is currently evaluating the impact of this ASU.

3.     Marketable Securities

The Company’s investments that have original maturities greater than 90 days have been classified as available-for-sale securities in accordance with U.S. GAAP.  Marketable securities are categorized on the consolidated condensed balance sheet as short- and long-term marketable securities, as appropriate.

The following table is a summary of available-for-sale securities at September 24, 2016 (in thousands):

				Estimated
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
As of September 24, 2016	Cost	Gains	Losses	Amount)
Corporate debt securities	$32,031	$1	$(31)	$32,001
Commercial paper	86,164	-	(74)	86,090
Total securities	$118,195	$1	$(105)	$118,091

The Company’s specifically identified gross unrealized losses of $105 thousand relate to 21 different securities with total amortized cost of approximately $116.1 million at September  24,  2016.    Four securities had been in a continuous unrealized loss position for more than 12 months as of September 24, 2016.  The gross unrealized loss on these securities was less than one percent of the position value.  Because the Company does not intend to sell the investments at a loss and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost basis, it did not consider the investment in these securities to be other-than-temporarily impaired at September 24, 2016.

The following table is a summary of available-for-sale securities at March 26, 2016 (in thousands):

Estimated
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
As of March 26, 2016	Cost	Gains	Losses	Amount)
Corporate debt securities	$81,310	$3	$(100)	$81,213

The Company’s specifically identified gross unrealized losses of $100 thousand relate to 21 different securities with total amortized cost of approximately $64.7 million at March 26, 2016.  Two securities had been in a continuous loss position for more than 12 months as of March 26, 2016, both of which have matured in the current fiscal year.  Because the Company did not intend to sell the investments at a loss and it was not more likely than not that the Company would be required to sell the investments before recovery of its amortized cost basis, it did not consider the investment in these securities to be other-than-temporarily impaired at March 26, 2016.

The cost and estimated fair value of available-for-sale securities by contractual maturities were as follows (in thousands):

	September 24, 2016		March 26, 2016
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$116,185	$116,087	$60,603	$60,582
After 1 year	2,010	2,004	20,707	20,631
Total	$118,195	$118,091	$81,310	$81,213

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

The Company’s cash equivalents and investment portfolio assets consist of corporate debt securities, money market funds, and commercial paper and are reflected on our consolidated condensed balance sheets under the headings cash and cash equivalents, marketable securities, and long-term marketable securities.  The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.

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

The Company’s long-term revolving facility, described in Note 7, bears interest at a base rate plus applicable margin or LIBOR plus applicable margin.  As of September 24, 2016, the fair value of the Company’s long-term revolving facility approximates carrying value.

As of September 24, 2016 and March 26, 2016,  the Company classified all of its investment portfolio and pension plan assets and liabilities as Level 1 or Level 2 assets and liabilities.  The only Level 3 liability is the contingent consideration described above and below.  The Company has no Level 3 assets.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the six months ending September 24, 2016.

The following summarizes the fair value of our financial instruments, exclusive of pension plan assets and liabilities, at September 24, 2016, (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$79,869	$-	$-	$79,869

Available-for-sale securities
Corporate debt securities	$-	$32,001	$-	$32,001
Commercial paper	-	86,090	-	86,090
	$-	$118,091	$-	$118,091

Liabilities:
Other accrued liabilities
Contingent consideration	$-	$-	$1,227	$1,227
Other long-term liabilities
Contingent consideration	$-	$-	$4,524	$4,524

The following summarized the fair value of our financial instruments at March 26, 2016, exclusive of pension plan assets and liabilities (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$79,256	$-	$-	$79,256

Available-for-sale securities
Corporate debt securities	$-	$81,213	$-	$81,213

Liabilities:
Other accrued liabilities
Contingent consideration	$-	$-	$4,709	$4,709
Other long-term liabilities
Contingent consideration	$-	$-	$4,359	$4,359

Contingent consideration

The following summarizes the fair value of the liability for contingent consideration at September 24, 2016:

	Maximum Value if Milestones Achieved (in thousands)	Estimated Discount Rate (%)	Fair Value (in thousands)
Tranche A - 18 month earn out period	$5,000	7.0	$1,227
Tranche B - 30 month earn out period	5,000	7.7	4,524
	$10,000		$5,751

The valuation of contingent consideration was initially based on a weighted-average discounted cash flow model.  The fair value is reviewed and estimated on a quarterly basis based on the probability of achieving defined milestones and current interest rates.  Significant changes in any of the unobservable inputs used in the fair value measurement of contingent consideration could result in a significantly lower or higher fair value.  An increase or decrease in the probability of achieving certain milestones within the earn out period would be accompanied by a directionally similar change in the fair value of the recorded liability.  A change in discount rate would be accompanied by a directionally opposite change in fair value.  Changes in the fair value of the recorded liability are reported in research and development expense in the consolidated condensed statements of income.    In the current fiscal quarter, changes in milestone estimates in Tranche A above occurred following the review of product shipment forecasts within the earn out period.  The revised estimates reduced the fair value of the liability as of September 24, 2016 as shown in the table below.

Six Months Ended
September 24,
2016
(in thousands)
Beginning balance	$9,068
Adjustment to estimates (research and development expense)	(3,566)
Fair value charge recognized in earnings (research and development expense)	249
Ending balance	$5,751

5.     Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	September 24,	March 26,
	2016	2016
Gross accounts receivable	$270,114	$89,007
Allowance for doubtful accounts	(555)	(475)
Accounts receivable, net	$269,559	$88,532

The significant increase in accounts receivable is due primarily to the volume and timing of shipments in the current fiscal quarter.

6.     Inventories

Inventories are comprised of the following (in thousands):

	September 24,	March 26,
	2016	2016
Work in process	$122,828	$67,827
Finished goods	38,426	74,188
	$161,254	$142,015

7.     Revolving Credit Facilities

On August 29, 2014, Cirrus Logic entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto.    The Credit Agreement provided for a $250 million senior secured revolving credit facility (the “Credit Facility”).  Borrowings under the Credit Facility were used for general corporate purposes.

On July 12, 2016, Cirrus Logic entered into an amended and restated credit agreement (the “Amended Credit Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent, and the Lender party thereto, for the purpose of refinancing the Credit Facility and providing ongoing working capital.  The Amended Credit Agreement provides for a $300 million senior secured revolving credit facility (the “Amended Facility”) with a $25 million letter of credit sublimit.  The Amended Facility matures on July 12, 2021.  Cirrus Logic must repay the outstanding principal amount of all borrowings, together with all accrued but unpaid interest thereon, on the maturity date.  The Amended Facility is required to be guaranteed by all of Cirrus Logic’s material domestic subsidiaries (the “Subsidiary Guarantors”).  The Credit Facility is secured by substantially all of the assets of Cirrus Logic and any Subsidiary Guarantors, except for certain excluded assets.

Borrowings under the Amended Facility may, at our election, bear interest at either (a) a base rate plus the applicable margin (“Base Rate Loans”) or (b) a LIBOR rate plus the applicable margin (“LIBOR Rate Loans”). The applicable margin ranges from 0% to 0.50% per annum for Base Rate Loans and 1.25% to 2.00% per annum for LIBOR Rate Loans based on the Leverage Ratio (as defined below).  A commitment fee accrues at a rate per annum ranging from 0.20% to 0.30% (based on the Leverage Ratio) on the average daily unused portion of the commitment of the lenders.  The Amended Credit Agreement contains certain financial covenants providing that (a) the ratio of consolidated funded indebtedness to consolidated EBITDA for the prior four fiscal quarters must not be greater than 3.00 to 1.00 (the “Leverage Ratio”) and (b) the ratio of consolidated EBITDA for the prior four consecutive fiscal quarters to consolidated fixed charges (including amounts paid in cash for consolidated interest expenses, capital expenditures, scheduled principal payments of indebtedness, and income taxes) for the prior four consecutive fiscal quarters must not be less than 1.25 to 1.00 as of the end of each fiscal quarter.  The Amended Credit Agreement also contains negative covenants limiting the Company’s or any Subsidiary’s ability to, among other things, incur debt, grant liens, make investments, effect certain fundamental changes, make certain asset dispositions, and make certain restricted payments.

At September 24, 2016, the Company was in compliance with all covenants under the Amended Credit Agreement.  The Company had borrowed $140.0 million under this facility as of September 24, 2016, which is included in long-term liabilities on the consolidated condensed balance sheets under the caption “Debt.”

8.   Patent Agreement and Other

On May 8, 2015, we entered into a patent purchase agreement for the sale of certain Company-owned patents relating to our LED lighting products.  As a result of this agreement, on June 22, 2015, the Company received cash consideration of $12.5 million from the purchaser.  Under the agreement, the Company undertook to no longer be engaged in LED lighting and received a license under the sold patents for all other fields of use.  The proceeds were recorded during the first quarter of fiscal year 2016 as a recovery of costs previously incurred and are reflected as a separate line item on the consolidated

condensed statements of income in operating expenses under the caption “Patent agreement and other.”    Additionally, in the second quarter of fiscal year 2016, the Company recorded $0.8 million in expense related to a negotiated adjustment to a legal settlement, which is reflected under the same caption.

9.   Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended		Six Months Ended
	September 24,	September 26,	September 24,	September 26,
	2016	2015	2016	2015
Income before income taxes	$102,673	$42,983	$124,342	$92,481
Provision for income taxes	$24,608	$8,103	$30,413	$24,247
Effective tax rate	24.0%	18.9%	24.5%	26.2%

Our income tax expense for the second quarter and first six months of fiscal year 2017 was below the federal statutory rate primarily due to income in certain foreign jurisdictions taxed below the federal statutory rate and the U.S. R&D tax credit, partially offset by an increase in unrecognized tax benefits.  Our income tax expense for the second quarter and first six months of fiscal year 2016 was below the federal statutory rate primarily due to a one-time tax benefit associated with deferred taxes related to U.S. R&D tax credit carryforwards, along with income in certain foreign jurisdictions taxed below the federal statutory rate.

The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns.  At September 24, 2016, the Company had unrecognized tax benefits of $22.1 million, all of which would impact the effective tax rate if recognized.  The Company’s total unrecognized tax benefits are classified as either “Other long-term liabilities” in the consolidated condensed balance sheets or as a reduction to deferred tax assets to the extent that the unrecognized tax benefit relates to deferred tax assets.

 The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.  The Company recognized an immaterial amount of interest in the provision for income taxes during the first six months of fiscal year 2017.  As of September 24, 2016, the balance of accrued interest and penalties, net of tax was immaterial.  No interest or penalties were recognized during the first six months of fiscal year 2016.

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

The following table details the calculation of basic and diluted earnings per share for the three and six months ended September 24, 2016 and September 26, 2015 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 24,	September 26,	September 24,	September 26,
	2016	2015	2016	2015
Numerator:
Net income	$78,065	$34,880	$93,929	$68,234
Denominator:
Weighted average shares outstanding	62,787	63,346	62,618	63,310
Effect of dilutive securities	2,930	2,983	2,903	3,068
Weighted average diluted shares	65,717	66,329	65,521	66,378
Basic earnings per share	$1.24	$0.55	$1.50	$1.08
Diluted earnings per share	$1.19	$0.53	$1.43	$1.03

The weighted outstanding shares excluded from our diluted calculation for the three and six months ended September 24, 2016 were 4 thousand and 8 thousand, respectively, as the shares were anti-dilutive.  The weighted outstanding shares excluded from our diluted calculation for the three and six months ended September 26, 2015 were 298 thousand and 279 thousand, respectively, as the shares were anti-dilutive.

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

Based on current knowledge, management does not believe that there are any pending matters that could potentially have a material adverse effect on our business, financial condition, results of operations or cash flows.  However, we are engaged in various legal actions in the normal course of business.  There can be no assurances in light of the inherent uncertainties involved in any potential legal proceedings, some of which are beyond our control, and an adverse outcome in any legal proceeding could be material to our results of operations or cash flows for any particular reporting period.

12.   Stockholders’ Equity

Common Stock

The Company issued a net 0.8 million and 1.1 million shares of common stock during the three and six month periods ending September 24, 2016 primarily pursuant to the Company’s 2006 Stock Incentive Plan.  The Company issued a net 0.3 million and 0.7 million shares of common stock during the three and six month periods ending September 26, 2015, respectively,  in connection with stock issuances primarily pursuant to the Company’s 2006 Stock Incentive Plan.

Share Repurchase Program

Since inception, $24.2 million of the Company’s common stock has been repurchased under the Company’s 2015 $200 million share repurchase program, leaving $175.8 million available for repurchase under this plan as of September 24, 2016.  During the three and six months ended September 24, 2016, the Company repurchased no shares and 0.5 million shares of its common stock, respectively, for $15.4 million, at an average cost of $32.13.  All of these shares were repurchased in the open market and were funded from existing cash.  All shares of our common stock that were repurchased were retired as of September 24,  2016.

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

Revenues from our product lines are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 24,	September 26,	September 24,	September 26,
	2016	2015	2016	2015
Portable Audio Products	$383,410	$257,152	$599,478	$493,018
Non-Portable Audio and Other Products	45,209	49,604	88,569	96,371
	$428,619	$306,756	$688,047	$589,389

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

There were no material changes in the first six months of fiscal year 2017 to the information provided under the heading “Critical Accounting Policies” included in our Annual Report on Form 10-K for the fiscal year ended March 26, 2016.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606).  The purpose of this ASU is to converge revenue recognition requirements per U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date after public comment respondents supported a proposal to delay the effective date of this ASU to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  The Company is currently evaluating the impact of this ASU on its financial statements and expects no material modifications.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The amendments in this ASU provide guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company is currently evaluating this ASU and expects no material modifications to its financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The amendments in this update require that debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and that the amortization of debt issuance costs is reported as interest expense.  ASU 2015-03 is to be applied retrospectively and represents a change in accounting principle.  In August 2015, the FASB issued FASB ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.  ASU 2015-15 clarified the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements.  Debt issuance costs related to a line-of-credit arrangement may be presented in the balance sheet as an asset and subsequently amortized ratably over the term of the arrangement regardless of whether there are any outstanding borrowings.  Both ASU 2015-03 and ASU 2015-15 are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.  Earlier adoption is permitted for financial statements that have not been previously issued.  The Company adopted these ASUs in the current fiscal year with no material impact.

In April 2015, the FASB issued ASU No. 2015-04, Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.  The ASU is part of the FASB’s “Simplification Initiative” to reduce complexity in accounting standards.  The FASB decided to permit entities to measure defined benefit plan assets and obligations as of the month-end that is closest to their fiscal year-end.  An entity is required to disclose the accounting policy election and the date used to measure defined benefit plan assets and obligations in accordance with the amendments in this update.  The amendments in this update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with earlier application permitted.    The Company adopted this ASU in the prior fiscal quarter, with no modifications to its financial statements.  The Company’s plan assets and obligations are measured as of the fiscal year-end.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  This ASU requires companies to subsequently measure inventory at the lower of cost and net realizable value versus the previous lower of cost or market.  The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, to be applied prospectively.  Early application is permitted. The Company is currently evaluating this ASU and expects no material modifications to its financial statements as a result.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  This ASU requires all excess tax benefits and deficiencies to be recognized as income tax benefit / expense in the income statement and presented as an operating activity in the statement of cash flows.    Forfeitures can be calculated based on either the estimated number of awards that are expected to vest, as required by current guidance or when forfeitures actually occur.  This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted, and is anticipated in the third quarter of the current fiscal year, but all of the described amendments must be adopted in the same period and any adjustments should be reflected as of the beginning of the fiscal year if adopted in an interim period.  The Company is currently evaluating the impact of this ASU, including possible early adoption.  The Company will be required to adopt in the first quarter of fiscal year 2018.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU requires credit losses on available-for-

sale debt securities to be presented as an allowance rather than a write-down. Unlike current U.S. GAAP, the credit losses could be reversed with changes in estimates, and recognized in current year earnings. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods.  Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods.  The Company is currently evaluating the impact of this ASU with no expected material impact.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  This ASU covers several cash flow issues, including the presentation of contingent consideration payments made after a business combination.  Cash payments up to the amount of the liability recognized at the acquisition date (including measurement-period adjustments) should be classified as financing activities.  This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods.  Early adoption is permitted, including in an interim period, with a required retrospective transition method applied to each period presented.  The Company is currently evaluating the impact of this ASU.

Results of Operations

The following table summarizes the results of our operations for the three and six months of  fiscal years 2017 and 2016 as a percentage of net sales.  All percentage amounts were calculated using the underlying data in thousands, unaudited:

	Three Months Ended		Six Months Ended
	September 24,	September 26,	September 24,	September 26,
	2016	2015	2016	2015
Net sales	100%	100%	100%	100%
Gross margin	49%	46%	49%	47%
Research and development	18%	22%	22%	23%
Selling, general and administrative	7%	10%	9%	10%
Patent agreement and other	0%	0%	0%	-2%
Income from operations	24%	14%	18%	16%
Interest income	0%	0%	0%	0%
Interest expense	0%	0%	0%	0%
Other expense	0%	0%	0%	0%
Income before income taxes	24%	14%	18%	16%
Provision for income taxes	6%	3%	4%	4%
Net income	18%	11%	14%	12%

Net Sales

Net sales for the second quarter of fiscal year 2017 increased $121.8 million, or 40 percent, to $428.6 million from $306.8 million in the second quarter of fiscal year 2016.    Net sales from our portable audio products increased $126.3 million, or 49 percent, primarily due to volume shipments of our new digital headset solutions and a new boosted amplifier.  Non-portable audio and other product sales decreased $4.4 million, or 9 percent, during the second quarter of fiscal year 2017 versus the comparable quarter of the prior fiscal year, primarily due to decreased digital / analog converter (“DAC”) sales.

Net sales for the first six months of fiscal year 2017 increased $98.6 million, or 17 percent, to $688.0 million from $589.4 million for the first six months of fiscal year 2016.  Net sales from our portable audio products increased $106.5 million, or 22 percent, primarily due to volume shipments of our mainstream digital headset solution and a new boosted amplifier, partially offset by decreased shipments due to a known shift in market share at a large Android® customer as they reverted to a dual sourcing strategy on core chipsets.  Non-portable audio and other product sales decreased $7.8 million, or 8 percent, during the current fiscal year versus the comparable period of the prior fiscal year, primarily due to decreased DAC sales.

Sales outside of the Americas, principally located in Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 97 percent and  96 percent of net sales during the second quarter of fiscal years 2017 and 2016, respectively, and 97 percent and 95 percent of net sales during the first six months of fiscal years 2017 and 2016, respectively.  Our sales are denominated primarily in U.S. dollars.  No foreign currency hedging contracts were entered into in the first six months of fiscal year 2017 or 2016.

Since the components we produce are largely proprietary, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, from an external sales representative or distributor, or through a third party manufacturer contracted to produce their designs.  For the second quarter of fiscal years 2017 and 2016, our ten largest end customers represented approximately 92 percent and 89 percent of our net sales, respectively.    For the first six months of fiscal years 2017 and 2016, our ten largest end customers represented approximately 91 percent and 89 percent of our net sales, respectively.

We had one end customer, Apple Inc. that purchased through multiple contract manufacturers and represented approximately 78 percent and 63 percent of the Company’s total net sales for the second quarter of fiscal years 2017 and 2016, respectively.    This same customer represented approximately 74 percent and 63 percent of the Company’s total net sales for the first six months of fiscal year 2017 and 2016, respectively.  Samsung Electronics represented 18 percent of the Company’s total net sales for the second quarter of fiscal year 2016, and 10 percent and 18 percent for the first six months of fiscal years 2017 and 2016, respectively.

No other end customer or distributor represented more than 10 percent of net sales for the three or six months ending September 24, 2016 and September 26, 2015.

For more information, please see Part II—Item 1A—Risk Factors— “We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.”

Gross Margin

Gross margin was 49.4 percent in the second quarter of fiscal year 2017,  up from 46.4 percent in the second quarter of fiscal year 2016,  primarily due to a favorable shift in product mix.

Gross margin was 49.2 percent for the first six months of fiscal year 2017, up from 46.6 percent for the first six months of fiscal year 2016, primarily due to a favorable shift in product mix.

Research and Development Expense

Research and development expense for the second quarter of fiscal year 2017 was $75.7 million, an increase of $8.4 million, or 12 percent, from $67.3 million in the second quarter of fiscal year 2016.  The primary drivers were increases in salary and employee-related expenses following an 18 percent increase in headcount, facilities-related costs,  engineering hardware and software tools and product development costs, partially offset by the adjustment to the contingent consideration liability discussed in Note 4 and the UK’s Research and Development Expenditure Credit (RDEC).

Research and development expense for the first six months of fiscal year 2017 was $149.6 million, an increase of $16.5 million, or 12 percent, from $133.1 million for the first six months of fiscal year 2016.  The primary drivers were increases in salary and employee-related expenses following an 18 percent increase in headcount, higher depreciation and amortization costs and facilities-related costs,  partially offset by the adjustment to the contingent consideration liability discussed in Note 4, the UK’s RDEC which went into effect beginning in fiscal year 2017 and decreased product development expenses.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense for the second quarter of fiscal year 2017 was $32.1 million, an increase of $2.0 million, or 7 percent, from $30.1 million in the second quarter of fiscal year 2016.  The increase was due primarily to increased salary and employee-related costs following a 10 percent increase in headcount.

SG&A expense for the first six months of fiscal year 2017 was $62.6 million, an increase of $3.4 million, or 6 percent, from $59.2 million for the first six months of fiscal year 2016.  The increase was due primarily to increased depreciation and amortization costs and salary and employee-related costs following a 10 percent increase in headcount.

Patent agreement and other

On May 8, 2015, we entered into a patent purchase agreement for the sale of certain Company-owned patents relating to our LED lighting products.   As a result of this agreement, on June 22, 2015, the Company received cash consideration of $12.5 million from the purchaser.  Under the agreement, the Company undertook to no longer be engaged in LED lighting and received a license under the sold patents for all other fields of use.  The proceeds were recorded during fiscal year 2016 as a recovery of costs previously incurred and are reflected as a separate line item on the consolidated condensed statements of income in operating expenses under the caption “Patent agreement and other.”    Additionally, in the second quarter of fiscal year 2016, the Company recorded $0.8 million in expense related to a negotiated adjustment to a legal settlement, which is reflected under the same caption.

Interest income

The Company reported interest income of $0.3 million and $0.6 million for the three and six months ended September 24, 2016, respectively, and $0.2 million and $0.5 million for the three and six months ended September 26, 2015, respectively,  due to comparable average cash and cash equivalent balances for the periods presented.

Interest expense

The Company reported interest expense of $1.3 million and $2.3 million for the three and six months ended September 24, 2016,  respectively and $0.9 million and $1.9 million for the three and six months ended September 26, 2015, respectively.  Interest expense was recorded on the revolving credit facilities described in Note 7 for the periods presented.

Other expense

For the three and six months ended September 24, 2016, the Company reported $0.3 million and $0.1 million, respectively, and $0.4 million and $0.2 million for the three and six months ended September 26, 2015, respectively, in other expense, primarily net losses on foreign currency denominated monetary assets and liabilities.

Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended		Six Months Ended
	September 24,	September 26,	September 24,	September 26,
	2016	2015	2016	2015
Income before income taxes	$102,673	$42,983	$124,342	$92,481
Provision for income taxes	$24,608	$8,103	$30,413	$24,247
Effective tax rate	24.0%	18.9%	24.5%	26.2%

Our income tax expense for the second quarter and first six months of fiscal year 2017 was below the federal statutory rate primarily due to income in certain foreign jurisdictions taxed below the federal statutory rate and the U.S. R&D tax credit, partially offset by an increase in unrecognized tax benefits.  Our income tax expense for the second quarter and first six months of fiscal year 2016 was below the federal statutory rate primarily due to a one-time tax benefit associated with deferred taxes related to U.S. R&D tax credit carryforwards, along with income in certain foreign jurisdictions taxed below the federal statutory rate.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, capital expenditures, share repurchase, investments in marketable securities, and strategic acquisitions.  Our principal sources of liquidity are cash on hand, cash generated from operations, cash generated from the sale and maturity of marketable securities, and borrowings under our $300 million senior secured revolving credit facility.

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain current assets and current liabilities.  Our operating cash flow is affected by the ability of our operations to generate cash, and our management of working capital.  Cash flow generated from operations was $32.2 million for the first six months of fiscal year 2017 as compared to less than $0.1 million used in operations for the corresponding period of fiscal year 2016.  The cash flow from operations during the current period of fiscal year 2017 was related to the cash components of our net income, partially offset by a $120.5 million unfavorable change in working capital, primarily as a result of increases in accounts receivable and inventories.  The cash flow used in operations during the corresponding period of fiscal year 2016 was related to the cash components of our net income, offset by a $129.6 million unfavorable change to working capital, primarily in inventories and accounts receivable.

Net cash used in investing activities was $60.7 million during the first six months of fiscal year 2017 as compared to $13.2 million provided by investing activities during the first six months of fiscal year 2016.  The cash used in investing activities in the current period is primarily related to net purchases of marketable securities of $36.9 million and capital expenditures and technology investments of $23.9 million.  The cash provided by investing activities in the corresponding fiscal year 2016 period is primarily related to net maturities and sales of marketable securities of $75.4 million, partially offset by acquisitions of $37.2 million, and capital expenditures and technology investments of $24.9 million.

Net cash used in financing activities was $27.0 million during the first six months of fiscal year 2017.  The cash used during the first six months of fiscal year 2017 was primarily associated with $20.4 million in payments against the long-term revolver, discussed in Note 7, stock repurchases of $15.4 million and debt issuance costs of $2.2 million, partially offset by  $7.1 million for the issuance of common stock, net of tax withholdings, and excess tax benefit from employee stock awards of $4.6 million.  The cash used in financing activities was $33.2 million for the first six months of fiscal year 2016.  The use of cash was primarily associated with $20.0 million in principal payments against the long-term revolver and stock repurchases during the period of $19.2 million, partially offset by $3.2  million for the issuance of common stock, net of tax withholdings, and excess tax benefit from employee stock awards of $2.9 million.

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

Revolving Credit Facilities

On August 29, 2014, Cirrus Logic entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto. The Credit Agreement provided for a $250 million senior secured revolving credit facility (the “Credit Facility”). The Credit Facility was used for general corporate purposes.

On July 12, 2016, Cirrus Logic entered into an amended and restated credit agreement (the “Amended Credit Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent, and the Lender party thereto, for the purpose of refinancing the Credit Facility and providing ongoing working capital.  The Amended Credit Agreement provides for a $300 million senior secured revolving credit facility (the “Amended Facility”) with a $25 million letter of credit sublimit.  The Amended Facility matures on July 12, 2021.  Cirrus Logic must repay the outstanding principal amount of all borrowings, together with all accrued but unpaid interest thereon, on the maturity date.  The Amended Facility is required to be guaranteed by all of Cirrus Logic’s material domestic subsidiaries (the “Subsidiary Guarantors”).  The Credit Facility is secured by substantially all of the assets of Cirrus Logic and any Subsidiary Guarantors, except for certain excluded assets.

Borrowings under the Amended Facility may, at our election, bear interest at either (a) a base rate plus the applicable margin (“Base Rate Loans”) or (b) a LIBOR rate plus the applicable margin (“LIBOR Rate Loans”).  The applicable margin ranges from 0% to 0.50% per annum for Base Rate Loans and 1.25% to 2.00% per annum for LIBOR Rate Loans based on the Leverage Ratio (as defined below).  A commitment fee accrues at a rate per annum ranging from 0.20% to 0.30% (based on the Leverage Ratio) on the average daily unused portion of the commitment of the lenders.  The Amended Credit Agreement also contains certain financial covenants providing that (a) the ratio of consolidated funded indebtedness to consolidated EBITDA for the prior four fiscal quarters must not be greater than 3.00 to 1.00 (the “Leverage Ratio”) and (b) the ratio of consolidated EBITDA for the prior four consecutive fiscal quarters to consolidated fixed charges (including amounts paid in cash for consolidated interest expenses, capital expenditures, scheduled principal payments of indebtedness, and income taxes) for the prior four consecutive fiscal quarters must not be less than 1.25 to 1.00 as of the end of each fiscal quarter.  The Amended Credit Agreement also contains negative covenants limiting the Company’s or any Subsidiary’s ability to, among other things, incur debt, grant liens, make investments, effect certain fundamental changes, make certain asset dispositions, and make certain restricted payments.

At September 24, 2016, the Company was in compliance with all covenants under the Amended Credit Agreement.  The Company had borrowed $140.0 million under this facility as of September 24, 2016, which is included in long-term liabilities on the consolidated condensed balance sheets under the caption “Debt.”

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer (CEO) and chief financial officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  Based upon the evaluation, as of September 24, 2016, our management, including our CEO and CFO has concluded that our disclosure controls and procedures were effective as of September 24, 2016.

Changes in control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 24, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information regarding legal proceedings to which the Company is a party is set forth in Note 11 – Legal Matters to our unaudited consolidated condensed financial statements and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In evaluating all forward-looking statements, you should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements.  Various risk factors associated with our business are included in our Annual Report on Form 10-K for the fiscal year ended March 26, 2016, as filed with the Commission on May 25, 2016, and available at www.sec.gov.  Other than as set forth below, there have been no material changes to those risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 26, 2016.

We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer,  or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business.  For the first six months of fiscal years 2017 and 2016,  our ten largest end customers represented approximately 91 percent and 89 percent, respectively, of our net sales.  We had one end customer, Apple Inc. that purchased through multiple contract manufacturers and represented approximately 74 percent and 63 percent of the Company’s total net sales for the first six months of fiscal years 2017 and 2016, respectively.  Additionally, Samsung Electronics represented approximately 10 percent and 18 percent of the Company’s net sales for the first six months of fiscal year 2017 and 2016, respectively.

We had no distributors that represented more than 10 percent of our sales for the six month periods ending September 24, 2016 or September 26, 2015.  No other end customer or distributor represented more than 10 percent of net sales for the six month periods ending September 24, 2016 or September 26, 2015.

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

CIRRUS LOGIC, INC.

Date:	October 27, 2016	By: /s/ Thurman K. Case
Thurman K. Case
Vice President, Chief Financial Officer and Principal Accounting Officer