Form 10-K/A
period 2016-03-26
CIRRUS LOGIC INC
filed 2017-02-01
CIK 772406

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $2,115,130,259 based upon the closing price reported on the NASDAQ Global Select Market as of September 24, 2016. Stock held by directors, officers and stockholders owning 5 percent or more of the outstanding common stock were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.

As of January 27, 2017, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 64,231,952.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Form 10-K/A. Certain information contained in the registrant’s proxy statement for its annual meeting of stockholders was incorporated by reference in Part III of the Annual Report on Form 10-K filed on May 25, 2016.

CIRRUS LOGIC, INC.

FORM 10-K/A

For The Fiscal Year Ended March 26, 2016

INDEX

Index

	Explanatory Note	3

PART II

Item 9A.	Controls and Procedures	3

PART IV

Item 15.	Exhibits and Financial Statement Schedules	4

	Signatures	5

EXPLANATORY NOTE

Cirrus Logic, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended March 26, 2016, originally filed with the Securities and Exchange Commission on May 25, 2016 (the “Original Filing”). Due to administrative error, Item 9A omitted the final sentence of the paragraph that affirmed the effectiveness of disclosure controls and procedures as of March 26, 2016.

This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing, or modify or update the disclosures therein in any way other than as described in the paragraph above. This Amendment No. 1 does not modify or update the Company’s other filings made with the SEC subsequent to the filing of the Original Filing.

This Amendment is being filed solely to provide the addition of this statement to Item 9A, Controls and Procedures. This Amendment also includes new certifications by our chief executive officer and chief financial officer pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2.

PART II

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures (As restated)

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer (CEO) and chief financial officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, our management, including our CEO and CFO has concluded that our disclosure controls and procedures were effective as of March 26, 2016.

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

3.	Exhibits

The following exhibits are filed as part of this report:

Number	Description

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

CIRRUS LOGIC, INC.

Signature	Title	Date

/s/ THURMAN K. CASE Thurman K. Case	Vice President, Chief Financial Officer and Chief Accounting Officer	February 1, 2017

5