Form 10-Q
period 2016-12-24
CIRRUS LOGIC INC
filed 2017-02-01
CIK 772406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December  24,  2016

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐    NO ☑

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of January 27,  2017  was 64,231,952.

CIRRUS LOGIC, INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED DECEMBER  24, 2016

Part I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	December 24,	March 26,
	2016	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$310,375	$168,793
Marketable securities	72,342	60,582
Accounts receivable, net	246,630	88,532
Inventories	154,128	142,015
Prepaid assets	24,223	29,924
Other current assets	17,524	16,283
Total current assets	825,222	506,129

Long-term marketable securities	-	20,631
Property and equipment, net	167,933	162,656
Intangibles, net	144,005	162,832
Goodwill	287,518	287,518
Deferred tax assets	34,737	25,772
Other assets	13,990	16,345
Total assets	$1,473,405	$1,181,883

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$154,930	$71,619
Accrued salaries and benefits	33,122	21,239
Software license agreements	12,310	20,308
Other accrued liabilities	12,377	14,958
Total current liabilities	212,739	128,124

Long-term liabilities:
Debt	100,000	160,439
Software license agreements	3,131	8,136
Other long-term liabilities	53,500	25,701
Total long-term liabilities	156,631	194,276

Stockholders' equity:
Capital stock	1,247,191	1,203,496
Accumulated deficit	(141,027)	(344,345)
Accumulated other comprehensive (loss) income	(2,129)	332
Total stockholders' equity	1,104,035	859,483
Total liabilities and stockholders' equity	$1,473,405	$1,181,883

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	December 24,	December 26,	December 24,	December 26,
	2016	2015	2016	2015
Net sales	$523,029	$347,863	$1,211,076	$937,252
Cost of sales	267,877	182,952	617,540	497,666
Gross profit	255,152	164,911	593,536	439,586
Operating expenses
Research and development	76,079	70,290	225,686	203,383
Selling, general and administrative	32,884	30,632	95,513	89,854
Patent agreement and other	-	78	-	(11,670)
Total operating expenses	108,963	101,000	321,199	281,567
Income from operations	146,189	63,911	272,337	158,019
Interest income	415	165	978	634
Interest expense	(765)	(863)	(3,020)	(2,786)
Other expense	(47)	(818)	(161)	(991)
Income before income taxes	145,792	62,395	270,134	154,876
Provision for income taxes	23,751	21,011	43,983	45,258
Net income	122,041	41,384	226,151	109,618

Basic earnings per share	$1.91	$0.65	$3.59	$1.73
Diluted earnings per share	$1.83	$0.63	$3.41	$1.66
Basic weighted average common shares outstanding	63,837	63,328	63,025	63,316
Diluted weighted average common shares outstanding	66,748	65,761	66,378	66,184

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands; unaudited)

	Three Months Ended		Nine Months Ended
	December 24,	December 26,	December 24,	December 26,
	2016	2015	2016	2015
Net income	$122,041	$41,384	$226,151	$109,618
Other comprehensive income (loss), before tax
Foreign currency translation	(500)	(4)	(247)	174
Unrealized gain (loss) on marketable securities	40	(104)	31	(183)
Actuarial gain (loss) on pension plan	(2,646)	-	(2,646)	-
Reclassification of actuarial (gain) loss to net income	(27)	17	(80)	49
Benefit for income taxes	461	37	481	51
Comprehensive income	$119,369	$41,330	$223,690	$109,709

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Nine Months Ended
	December 24,	December 26,
	2016	2015
Cash flows from operating activities:
Net income	$226,151	$109,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,989	43,254
Stock compensation expense	28,708	24,717
Deferred income taxes	5,285	8,021
Loss on retirement or write-off of long-lived assets	424	1,405
Actuarial (gain) loss amortization on defined benefit pension plan	64	-
Excess tax benefit from employee stock awards	-	(9,350)
Other non-cash charges	(2,547)	14,381
Net change in operating assets and liabilities:
Accounts receivable, net	(158,098)	(15,066)
Inventories	(12,113)	(53,527)
Other current assets	(1,279)	(4,645)
Accounts payable and other accrued liabilities	96,673	861
Deferred income	-	(1,943)
Income taxes payable	13,636	(1,428)
Net cash provided by operating activities	244,893	116,298

Cash flows from investing activities:
Maturities and sales of available-for-sale marketable securities	157,234	117,397
Purchases of available-for-sale marketable securities	(148,342)	(22,672)
Purchases of property, equipment and software	(26,380)	(33,720)
Investments in technology	(8,920)	(3,981)
Acquisition of businesses, net of cash obtained	-	(36,788)
Increase in deposits and other assets	-	(2,012)
Net cash (used in) provided by investing activities	(26,408)	18,224

Cash flows from financing activities:
Principal payments on long-term revolver	(60,439)	(20,000)
Debt issuance costs	(2,152)	-
Payments on capital lease agreements	(699)	-
Issuance of common stock, net of shares withheld for taxes	14,869	4,958
Repurchase of stock to satisfy employee tax withholding obligations	(13,043)	(6,459)
Repurchase and retirement of common stock	(15,439)	(39,200)
Excess tax benefit from employee stock awards	-	9,350
Net cash used in financing activities	(76,903)	(51,351)

Net decrease in cash and cash equivalents	141,582	83,171

Cash and cash equivalents at beginning of period	168,793	76,401
Cash and cash equivalents at end of period	$310,375	$159,572

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.     Basis of Presentation

The consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. (“Cirrus Logic,” “we,” “us,” “our,” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  The accompanying unaudited consolidated condensed financial statements do not include complete footnotes and financial presentations.  As a result, these financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended March 26, 2016, included in our Annual Report as amended on Form 10-K/A on February 1, 2017.  In our opinion, the financial statements reflect all material adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented.  The preparation of financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities.  Actual results could differ from those estimates and assumptions.  Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.  Additionally, prior period amounts have been adjusted to conform to current year presentation.

2.     Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606).  The purpose of this ASU is to converge revenue recognition requirements per U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date after public comment supported a proposal to delay the effective date of this ASU to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  The Company is currently evaluating the impact of this ASU on its financial statements and expects no material modifications.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The amendments in this ASU provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company expects no material modifications to its financial statements.

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

In April 2015, the FASB issued ASU No. 2015-04, Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.  The ASU is part of the FASB’s “Simplification Initiative” to reduce complexity in accounting standards.  The FASB decided to permit entities to measure defined benefit plan assets and obligations as of the month-end that is closest to their fiscal year-end.  An entity is required to disclose the accounting policy election and the date used to measure defined benefit plan assets and obligations in accordance with the amendments in this update.  The amendments in this update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with earlier application permitted.  The Company adopted this ASU in the first quarter of the current fiscal year, with no modifications to its financial statements.  The Company’s plan assets and obligations are measured as of the fiscal year-end.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  This ASU requires companies to subsequently measure inventory at the lower of cost and net realizable value versus the previous lower of cost or market.  The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, to be applied prospectively.  Early application is permitted. The Company expects no material modifications to its financial statements as a result.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  This ASU requires all excess tax benefits and deficiencies to be recognized as income tax benefit / expense in the income statement and presented as an operating activity in the statement of cash flows.  Forfeitures can be calculated based on either the estimated number of awards that are expected to vest, as required by current guidance, or when forfeitures actually occur.  This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted, but all amendments must be adopted in the same period and any adjustments should be reflected as of the beginning of the fiscal year if adopted in an interim period.  The Company early adopted in the current fiscal quarter, which resulted in the following:

•

We recorded excess tax benefits within income tax expense, rather than in additional paid-in capital (“APIC”), of $2.2 million, $8.0 million and $10.8 million for the first, second and third quarters of fiscal year 2017, respectively.

•

We recorded a cumulative-effect adjustment as of March 27, 2016 to increase retained earnings by $5.6 million, with a corresponding increase to deferred tax assets, to recognize net operating loss and tax credit carryforwards attributable to excess tax benefits on stock-based compensation that had not been previously recognized.

•	We now include the excess tax benefits in net operating cash rather than net financing cash in our Consolidated Condensed Statements of Cash Flows.

We applied this change in presentation prospectively and thus prior years have not been adjusted.

We elected not to change our policy on accounting for forfeitures and continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.

The adoption of this new guidance impacted our previously reported quarterly results for fiscal year 2017 as follows:

	Three Months Ended				Six Months Ended
	June 25, 2016		September 24, 2016		September 24, 2016
	As reported	As adjusted	As reported	As adjusted	As reported	As adjusted
	(in thousands, except per share data)
Consolidated Condensed Statements of Income:
Income tax expense	$5,805	$3,598	$24,608	$16,634	$30,413	$20,232
Net income	$15,864	$18,071	$78,065	$86,039	$93,929	$104,110
Basic net income per share	$0.25	$0.29	$1.24	$1.37	$1.50	$1.66
Diluted net income per share	$0.24	$0.27	$1.19	$1.30	$1.43	$1.58
Weighted average shares used in diluted net income per share computation	65,232	65,723	65,717	66,410	65,521	66,101

Consolidated Condensed Statements of Cash Flows:
Net cash provided by operating activities	$12,226	$12,756	$19,990	$24,091	$32,216	$36,847
Net cash used in financing activities	$(13,140)	$(13,670)	$(13,859)	$(17,960)	$(26,999)	$(31,630)

In June 2016, the FASB issued ASU 2016-13,  Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU requires credit losses on available-for-sale debt securities to be presented as an allowance rather than a write-down. Unlike current U.S. GAAP, the credit losses could be reversed with changes in estimates, and recognized in current year earnings. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods.  Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods.  The Company is currently evaluating the impact of this ASU with no expected material impact.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.  This ASU relates to non-inventory intercompany asset transfers.  This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods.  Early adoption is permitted, as of the beginning of an annual reporting period.  The guidance requires companies to apply a modified retrospective approach with a cumulative catch-up adjustment to beginning retained earnings in the period of adoption.  The Company is currently evaluating the impact of this ASU.

3.     Marketable Securities

The Company’s investments that have original maturities greater than 90 days have been classified as available-for-sale securities in accordance with U.S. GAAP.  Marketable securities are categorized on the consolidated condensed balance sheet as short- and long-term marketable securities, as appropriate.

The following table is a summary of available-for-sale securities at December 24, 2016 (in thousands):

				Estimated
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
As of December 24, 2016	Cost	Gains	Losses	Amount)
Corporate debt securities	$36,052	$-	$(36)	$36,016
Commercial paper	36,354	-	(28)	36,326
Total securities	$72,406	$-	$(64)	$72,342

The Company’s specifically identified gross unrealized losses of $64 thousand related to 18 different securities with total amortized cost of approximately $72.4 million at December  24, 2016.    Four securities had been in a continuous unrealized loss position for more than 12 months as of December 24, 2016.  The gross unrealized loss on these securities was less than one percent of the position value.  Because the Company does not intend to sell the investments at a loss and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost basis, it did not consider the investment in these securities to be other-than-temporarily impaired at December 24, 2016.

The following table is a summary of available-for-sale securities at March 26, 2016 (in thousands):

Estimated
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
As of March 26, 2016	Cost	Gains	Losses	Amount)
Corporate debt securities	$81,310	$3	$(100)	$81,213

The Company’s specifically identified gross unrealized losses of $100 thousand related to 21 different securities with total amortized cost of approximately $64.7 million at March 26, 2016.  Two securities had been in a continuous loss position for more than 12 months as of March 26, 2016, both of which have matured in the current fiscal year.  Because the Company did not intend to sell the investments at a loss and it was not more likely than not that the Company would be required to sell the investments before recovery of its amortized cost basis, it did not consider the investment in these securities to be other-than-temporarily impaired at March 26, 2016.

The cost and estimated fair value of available-for-sale securities by contractual maturities were as follows (in thousands):

	December 24, 2016		March 26, 2016
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$72,406	$72,342	$60,603	$60,582
After 1 year	-	-	20,707	20,631
Total	$72,406	$72,342	$81,310	$81,213

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

The Company’s long-term revolving facility, described in Note 7, bears interest at a base rate plus applicable margin or LIBOR plus applicable margin.  As of December 24, 2016, the fair value of the Company’s long-term revolving facility approximates carrying value.

As of December 24, 2016 and March 26, 2016,  the Company classified all of its investment portfolio and pension plan assets and liabilities as Level 1 or Level 2 assets and liabilities.  The only Level 3 liability is the contingent consideration described above and below.  The Company has no Level 3 assets.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the nine months ending December 24, 2016.

The following summarizes the fair value of our financial instruments at December  24, 2016, exclusive of pension plan assets and liabilities (in thousands):

The following summarizes the fair value of our financial instruments, exclusive of pension plan assets and liabilities, at December 24, 2016, (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$224,094	$-	$-	$224,094

Available-for-sale securities
Corporate debt securities	$-	$36,016	$-	$36,016
Commercial paper	-	36,326	-	36,326
	$-	$72,342	$-	$72,342

Liabilities:
Other accrued liabilities
Contingent consideration	$-	$-	$1,239	$1,239
Other long-term liabilities
Contingent consideration	$-	$-	$4,608	$4,608

The following summarizes the fair value of our financial instruments at March 26, 2016, exclusive of pension plan assets and liabilities (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$79,256	$-	$-	$79,256

Available-for-sale securities
Corporate debt securities	$-	$81,213	$-	$81,213

Liabilities:
Other accrued liabilities
Contingent consideration	$-	$-	$4,709	$4,709
Other long-term liabilities
Contingent consideration	$-	$-	$4,359	$4,359

Contingent consideration

The following summarizes the fair value of the liability for contingent consideration at December 24, 2016:

	Maximum Value if Milestones Achieved (in thousands)	Estimated Discount Rate (%)	Fair Value (in thousands)
Tranche A - 18 month earn out period	$5,000	7.0	$1,239
Tranche B - 30 month earn out period	5,000	7.7	4,608
	$10,000		$5,847

The valuation of contingent consideration was initially based on a weighted-average discounted cash flow model.  The fair value is reviewed and estimated on a quarterly basis based on the probability of achieving defined milestones and current interest rates.  Significant changes in any of the unobservable inputs used in the fair value measurement of contingent consideration could result in a significantly lower or higher fair value.  An increase or decrease in the probability of achieving certain milestones within the earn out period would be accompanied by a directionally similar change in the fair value of the recorded liability.  A change in discount rate would be accompanied by a directionally opposite change in fair value.  Changes in the fair value of the recorded liability are reported in research and development expense in the consolidated condensed statements of income.    In the current fiscal year, changes in milestone estimates in Tranche A above occurred following the review of product shipment forecasts within the earn out period.  The revised estimates reduced the fair value of the liability as of December 24, 2016 as shown in the table below.

Nine Months Ended
December 24,
2016
(in thousands)
Beginning balance	$9,068
Adjustment to estimates (research and development expense)	(3,554)
Fair value charge recognized in earnings (research and development expense)	333
Ending balance	$5,847

5.     Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	December 24,	March 26,
	2016	2016
Gross accounts receivable	$247,081	$89,007
Allowance for doubtful accounts	(451)	(475)
Accounts receivable, net	$246,630	$88,532

The significant increase in accounts receivable is due primarily to the volume and timing of shipments in the current fiscal year.

6.     Inventories

Inventories are comprised of the following (in thousands):

	December 24,	March 26,
	2016	2016
Work in process	$118,513	$67,827
Finished goods	35,615	74,188
	$154,128	$142,015

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

At December 24, 2016, the Company was in compliance with all covenants under the Amended Credit Agreement.  The Company had borrowed $100.0 million under this facility as of December 24, 2016, which is included in long-term liabilities on the consolidated condensed balance sheets under the caption “Debt.”

8.   Patent Agreement and Other

On May 8, 2015, we entered into a patent purchase agreement for the sale of certain Company-owned patents relating to our LED lighting products.  As a result of this agreement, on June 22, 2015, the Company received cash consideration of $12.5 million from the purchaser.  Under the agreement, the Company undertook to no longer be engaged in LED lighting and received a license under the sold patents for all other fields of use.  The proceeds were recorded during the first quarter of fiscal year 2016 as a recovery of costs previously incurred and are reflected as a separate line item on the consolidated

condensed statements of income in operating expenses under the caption “Patent agreement and other.”    Additionally, in the second and third quarter of fiscal year 2016, the Company recorded $0.8 million and $0.1 million, respectively, in expense related to a negotiated adjustment to a legal settlement, which is reflected under the same caption.

9.   Pension Plan

As a result of the fiscal year 2015 acquisition of Wolfson Microelectronics, the Company fully funds a defined benefit pension scheme (“the Scheme”) for certain current and former employees in the United Kingdom, which was closed to new participants as of July 2, 2002.  The participants in the Scheme no longer accrue benefits and therefore the Company will not be required to make contributions in respect of future accruals.

The Company initiated an Enhanced Transfer Value (ETV) offer to 49 Scheme participants in the current fiscal quarter.  The ETV offer expired on December 23, 2016, and nine participants accepted.  As a result, the Company accrued the required ETV contribution of $0.5 million (included within the caption “Other accrued liabilities”  in the consolidated condensed balance sheet) and recorded the associated pension expense of $0.4 million.  As of December 24, 2016, the Scheme was in an underfunded position of $1.1 million (included within “Other long-term liabilities” in the consolidated condensed balance sheet).  See additional details related to the Scheme within Note 10 of the Company’s fiscal year 2016 Annual Report as amended on Form 10-K/A on February 1, 2017.

10.   Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended		Nine Months Ended
	December 24,	December 26,	December 24,	December 26,
	2016	2015	2016	2015
Income before income taxes	$145,792	$62,395	$270,134	$154,876
Provision for income taxes	$23,751	$21,011	$43,983	$45,258
Effective tax rate	16.3%	33.7%	16.3%	29.2%

Our income tax expense was $23.8 million and $44.0 million for the third quarter and first nine months of fiscal year 2017, respectively.  Our effective tax rate was 16.3% for both the third quarter and first nine months of fiscal year 2017.  Our income tax expense was $21.0 million and $45.3 million for the third quarter and first nine months of fiscal year 2016, respectively.  Our effective tax rate was 33.7% and 29.2% for the third quarter and first nine months of fiscal year 2016, respectively.  Our income tax expense includes $2.2  million,  $8.0 million, and $10.8 million of tax benefit for the first, second, and third quarters of fiscal year 2017, respectively, from the early adoption of the ASU 2016-09 accounting standard.  Please refer to Note 2 for further information.

Our effective tax rate for the third quarter and first nine months of fiscal year 2017 was lower than the federal statutory rate primarily due to income earned in certain foreign jurisdictions taxed below the federal statutory rate and the recognition of tax benefits in the period in which they occur for early adoption of the ASU 2016-09 accounting standard.  Our effective tax rate for the third quarter and first nine months of fiscal year 2016 was below the federal statutory rate primarily due to the permanent extension of the U.S. R&D credit in the third quarter of fiscal 2016.  Our effective tax rate for the first nine months of fiscal 2016 was further reduced by a one-time tax benefit associated with deferred taxes related to U.S. R&D credit carryforwards recorded in the second quarter of fiscal year 2016.

The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns.  At December 24, 2016, the Company had unrecognized tax benefits of $29.0 million, all of which would impact the effective tax rate if recognized.  The Company’s total unrecognized tax benefits are classified as either “Other long-term liabilities” in the consolidated condensed balance sheets or as a reduction to deferred tax assets to the extent that the unrecognized tax benefit relates to deferred tax assets.

 The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.  The Company recognized $0.2 million of interest in the provision for income taxes during the first nine months of fiscal year 2017.  As of December 24, 2016, the balance of accrued interest and penalties, net of tax was $0.2 million.  No interest or penalties were recognized during the first nine months of fiscal year 2016.

The Company believes it is reasonably possible that the gross unrecognized tax benefits could decrease by approximately $2.3 million in the next 12 months due to the lapse of the statute of limitations applicable to a tax deduction claimed on a prior year tax return.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions.  Fiscal years 2014 through 2016 remain open to examination by the major taxing jurisdictions to which the Company is subject, although carry forward attributes that were generated in tax years prior to fiscal year 2014 may be adjusted upon examination by the tax authorities if they have been, or will be, used in a future period.  The Company is not currently under an income tax audit in any major taxing jurisdiction.

11.   Net Income Per Share

Basic net income per share is based on the weighted effect of common shares issued and outstanding and is calculated by dividing net income by the basic weighted average shares outstanding during the period.  Diluted net income per share is calculated by dividing net income by the weighted average number of common shares used in the basic net income per share calculation, plus the equivalent number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding.  Prior to fiscal year 2017, these potentially dilutive items consisted primarily of the tax affected outstanding stock options and awards (including restricted stock units and market stock units).  As mentioned previously, the Company adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting in the current fiscal quarter.  All adjustments related to the adoption are shown as of the beginning of the fiscal year.  Therefore, in the current fiscal year, these potentially dilutive items consist primarily of outstanding stock options and awards (including restricted stock units and market stock units), without any estimated excess tax benefits and deficiencies in the calculation of assumed proceeds under the Treasury Stock Method, as such amounts are now recognized in the income statement.

The following table details the calculation of basic and diluted earnings per share for the three and nine months ended December 24, 2016 and December 26, 2015 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 24,	December 26,	December 24,	December 26,
	2016	2015	2016	2015
Numerator:
Net income	$122,041	$41,384	$226,151	$109,618
Denominator:
Weighted average shares outstanding	63,837	63,328	63,025	63,316
Effect of dilutive securities	2,911	2,433	3,353	2,868
Weighted average diluted shares	66,748	65,761	66,378	66,184
Basic earnings per share	$1.91	$0.65	$3.59	$1.73
Diluted earnings per share	$1.83	$0.63	$3.41	$1.66

The weighted outstanding shares excluded from our diluted calculation for the three and nine months ended December 24, 2016 were 157 thousand and 208 thousand, respectively, as the shares were anti-dilutive.  The weighted outstanding shares excluded from our diluted calculation for the three and nine months ended December 26, 2015 were 563 thousand and 374 thousand, respectively, as the shares were anti-dilutive.

12.   Legal Matters

From time to time, we are involved in legal proceedings concerning matters arising in connection with the conduct of our business activities.  We regularly evaluate the status of legal proceedings in which we are involved in order to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred, and to determine if accruals are appropriate.  We further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made.

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

13.   Stockholders’ Equity

Common Stock

The Company issued a net 0.9 million and 2.0 million shares of common stock during the three and nine month periods ending December 24, 2016, respectively, primarily pursuant to the Company’s 2006 Stock Incentive Plan.  The Company issued a net 0.6 million and 1.4 million shares of common stock during the three and nine month periods ending December 26, 2015, respectively,  in connection with stock issuances primarily pursuant to the Company’s 2006 Stock Incentive Plan.

Share Repurchase Program

Since inception, $24.2 million of the Company’s common stock has been repurchased under the Company’s 2015 $200 million share repurchase program, leaving $175.8 million available for repurchase under this plan as of December 24, 2016.  During the three and nine months ended December 24, 2016, the Company repurchased no shares and 0.5 million shares of its common stock, respectively, for $15.4 million, at an average cost of $32.13.  All of these shares were repurchased in the open market and were funded from existing cash.  All shares of our common stock that were repurchased were retired as of December 24,  2016.

14.   Segment Information

We determine our operating segments in accordance with FASB guidelines.  Our Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker under these guidelines.

The Company operates and tracks its results in one reportable segment, but reports revenue performance in two product lines, which, currently are Portable Audio and Non-Portable Audio and Other.  Our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources, rather than detailed information at a product line level.  Additionally, our product lines have similar characteristics and customers.  They share support functions such as sales, public relations, supply chain management, various research and development and engineering support, in addition to the general and administrative functions of human resources, legal, finance and information technology.  Therefore, no complete, discrete financial information is maintained for these product lines.

Revenues from our product lines are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 24,	December 26,	December 24,	December 26,
	2016	2015	2016	2015
Portable Audio Products	$483,712	$308,803	$1,083,190	$801,821
Non-Portable Audio and Other Products	39,317	39,060	127,886	135,431
	$523,029	$347,863	$1,211,076	$937,252

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read along with the unaudited consolidated condensed financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 26, 2016, contained in our fiscal year 2016 Annual Report as amended on Form 10-K/A on February 1, 2017.  We maintain a web site at investor.cirrus.com,  which makes available free of charge our most recent annual report and all other filings we have made with the Commission.

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Item 1A – Risk Factors” in our 2016 Annual Report as amended on Form 10-K/A on February 1, 2017, and in Part II, Item 1A “Risk Factors” within this quarterly report on Form 10-Q.  Readers should carefully review these risk factors, as well as those identified in other documents filed by us with the Commission.

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

Prior to the fourth quarter of fiscal year 2016, we had a number of arrangements with distributors whereby we deferred revenue at the time of shipment of our products to those distributors.  As part of those arrangements, when a distributor resold those products to an end customer, the Company would credit the distributor the difference between (1) the original distributor price and the distributor’s agreed upon margin and (2) the final sales price to the end customer (known as the “Ship and Debit Arrangement”).  For those transactions, revenue was deferred until the product was resold by the distributor and we determined that the final sales price to the distributor was fixed or determinable.  For certain of our smaller distributors, we did not have similar Ship and Debit Arrangements and the distributors were billed at a fixed upfront price.  For those transactions, revenue was recognized upon delivery to the distributor based upon the distributor’s individual shipping terms, less an allowance for estimated returns, as the Company determined that the revenue recognition criteria were met.

In light of the fact that the distributor program had been declining as a portion of the overall business for several years, in fiscal year 2016 the Company performed a review of all distributor arrangements in an effort to streamline our distribution program and reduce overhead costs.  Based upon this review, the Company terminated its Ship and Debit Arrangements with Distributors during the fourth quarter of fiscal year 2016.  Subsequent to the termination of the Ship and Debit Arrangements, the Company began recognizing revenue for all distributors upon delivery to the distributor based upon the distributor’s individual shipping terms, less an allowance for estimated returns, as the Company’s final sales price to the distributor was fixed and determinable and the Company determined that all four criteria for revenue recognition were met.

There were no material changes in the first nine months of fiscal year 2017 to the information provided under the heading “Critical Accounting Policies” included in our fiscal year 2016 Annual Report as amended on Form 10-K/A on February 1, 2017.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606).  The purpose of this ASU is to converge revenue recognition requirements per U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date after public comment supported a proposal to delay the effective date of this ASU to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  The Company is currently evaluating the impact of this ASU on its financial statements and expects no material modifications.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The amendments in this ASU provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company expects no material modifications to its financial statements.

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

In April 2015, the FASB issued ASU No. 2015-04, Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.  The ASU is part of the FASB’s “Simplification Initiative” to reduce complexity in accounting standards.  The FASB decided to permit entities to measure defined benefit plan assets and obligations as of the month-end that is closest to their fiscal year-end.  An entity is required to disclose the accounting policy election and the date used to measure defined benefit plan assets and obligations in accordance with the amendments in this update.  The amendments in this update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with earlier application permitted.  The Company adopted this ASU in the first quarter of the current fiscal year, with no modifications to its financial statements.  The Company’s plan assets and obligations are measured as of the fiscal year-end.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  This ASU requires companies to subsequently measure inventory at the lower of cost and net realizable value versus the previous lower of cost or market.  The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, to be applied prospectively.  Early application is permitted. The Company expects no material modifications to its financial statements as a result.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  This ASU requires all excess tax benefits and deficiencies to be recognized as income tax benefit / expense in the income statement and presented as an operating activity in the statement of cash flows.  Forfeitures can be calculated based on either the estimated number of awards that are expected to vest, as required by current guidance or when forfeitures actually occur.  This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted, but all amendments must be adopted in the same period and any adjustments should be reflected as of the beginning of the fiscal year if adopted in an interim period.  The Company early adopted in the current fiscal quarter, which resulted in the following:

•

We recorded excess tax benefits within income tax expense, rather than in APIC, of $2.2 million, $8.0 million and $10.8 million for the first, second and third quarters of fiscal year 2017, respectively.

•

We recorded a cumulative-effect adjustment as of March 27, 2016 to increase retained earnings by $5.6 million, with a corresponding increase to deferred tax assets, to recognize net operating loss and tax credit carryforwards attributable to excess tax benefits on stock-based compensation that had not been previously recognized.

•	We now include the excess tax benefits in net operating cash rather than net financing cash in our Consolidated Condensed Statements of Cash Flows.

We applied this change in presentation prospectively and thus prior years have not been adjusted.

We elected not to change our policy on accounting for forfeitures and continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.

The adoption of this new guidance impacted our previously reported quarterly results for fiscal year 2017 as follows:

	Three Months Ended				Six Months Ended
	June 25, 2016		September 24, 2016		September 24, 2016
	As reported	As adjusted	As reported	As adjusted	As reported	As adjusted
	(in thousands, except per share data)
Consolidated Condensed Statements of Income:
Income tax expense	$5,805	$3,598	$24,608	$16,634	$30,413	$20,232
Net income	$15,864	$18,071	$78,065	$86,039	$93,929	$104,110
Basic net income per share	$0.25	$0.29	$1.24	$1.37	$1.50	$1.66
Diluted net income per share	$0.24	$0.27	$1.19	$1.30	$1.43	$1.58
Weighted average shares used in diluted net income per share computation	65,232	65,723	65,717	66,410	65,521	66,101

Consolidated Condensed Statements of Cash Flows:
Net cash provided by operating activities	$12,226	$12,756	$19,990	$24,091	$32,216	$36,847
Net cash used in financing activities	$(13,140)	$(13,670)	$(13,859)	$(17,960)	$(26,999)	$(31,630)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU requires credit losses on available-for-sale debt securities to be presented as an allowance rather than a write-down. Unlike current U.S. GAAP, the credit losses could be reversed with changes in estimates, and recognized in current year earnings. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods.  Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods.  The Company is currently evaluating the impact of this ASU with no expected material impact.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.  This ASU relates to non-inventory intercompany asset transfers.  This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods.  Early adoption is permitted, as of the beginning of an annual reporting period.  The guidance requires companies to apply a modified retrospective transition approach with a cumulative catch-up adjustment to beginning retained earnings in the period of adoption.  The Company is currently evaluating the impact of this ASU.

Results of Operations

The following table summarizes the results of our operations for the three and nine months of  fiscal years 2017 and 2016 as a percentage of net sales.  All percentage amounts were calculated using the underlying data in thousands, unaudited:

	Three Months Ended		Nine Months Ended
	December 24,	December 26,	December 24,	December 26,
	2016	2015	2016	2015
Net sales	100%	100%	100%	100%
Gross margin	49%	47%	49%	47%
Research and development	15%	20%	19%	22%
Selling, general and administrative	6%	9%	7%	9%
Patent agreement and other	0%	0%	0%	-1%
Income from operations	28%	18%	22%	17%
Interest income	0%	0%	0%	0%
Interest expense	0%	0%	0%	0%
Other expense	0%	0%	0%	0%
Income before income taxes	28%	18%	22%	17%
Provision for income taxes	5%	6%	4%	5%
Net income	23%	12%	19%	12%

Net Sales

Net sales for the third quarter of fiscal year 2017 increased $175.1 million, or 50 percent, to $523.0 million from $347.9 million in the third quarter of fiscal year 2016.  Net sales from our portable audio products increased $174.9 million, or 57 percent, primarily due to volume shipments of our new boosted amplifiers and HiFi digital headset codec.  Non-portable audio and other product sales were relatively flat for the quarter versus the comparable prior fiscal year quarter.

Net sales for the first nine months of fiscal year 2017 increased $273.8 million, or 29 percent, to $1.2 billion from $937.3 million for the first nine months of fiscal year 2016.  Net sales from our portable audio products increased $281.4 million, or 35 percent, primarily due to volume shipments of our HiFi digital headset solution and new boosted amplifiers, partially offset by decreased shipments due to a known shift in market share at a large Android® customer as they reverted to a dual sourcing strategy on core chipsets.  Non-portable audio and other product sales decreased $7.5 million, or 6 percent, during the current fiscal year versus the comparable period of the prior fiscal year, primarily due to decreased DAC sales.

Sales outside of the Americas, principally located in Asia, including sales to U.S.-based customers with manufacturing plants overseas, were 98 percent and 93 percent of net sales during the third quarter of fiscal years 2017 and 2016, respectively, and 97 percent and 95 percent of net sales during the first nine months of fiscal years 2017 and 2016, respectively.  Our sales are denominated primarily in U.S. dollars.  No foreign currency hedging contracts were entered into in the first nine months of fiscal year 2017 or 2016.

Since the components we produce are largely proprietary, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may purchase our products directly from us, from an external sales representative or distributor, or through a third party manufacturer contracted to produce their designs.  For the third quarter of fiscal years 2017 and 2016, our ten largest end customers represented approximately 94 percent and 92 percent of our net sales, respectively.    For the first nine months of fiscal years 2017 and 2016, our ten largest end customers represented approximately 92 percent and 90 percent of our net sales, respectively.

We had one end customer, Apple Inc. that purchased through multiple contract manufacturers and represented approximately 85 percent and 76 percent of the Company’s total net sales for the third quarter of fiscal years 2017 and 2016, respectively.  This same customer represented approximately 79 percent and 67 percent of the Company’s total net sales for the first nine months of fiscal year 2017 and 2016, respectively.  Samsung Electronics represented 11 percent of the Company’s total net sales for the third quarter of fiscal year 2016, and 15 percent for the first nine months of fiscal years 2016.

No other end customer or distributor represented more than 10 percent of net sales for the three or nine months ending December 24, 2016 and December 26, 2015.

For more information, please see Part II—Item 1A—Risk Factors— “We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.”

Gross Margin

Gross margin was 48.8 percent in the third quarter of fiscal year 2017, up from 47.4 percent in the third quarter of fiscal year 2016, primarily due to a favorable shift in product mix.

Gross margin was 49.0 percent for the first nine months of fiscal year 2017, up from 46.9 percent for the first nine months of fiscal year 2016, primarily due to a favorable shift in product mix.

Research and Development Expense

Research and development expense for the third quarter of fiscal year 2017 was $76.1 million, an increase of $5.8 million, or 8 percent, from $70.3 million in the third quarter of fiscal year 2016.  The primary drivers were increases in salary and employee-related expenses following a 16 percent increase in headcount, facilities-related costs and product development costs, partially offset by a sales tax refund in the current fiscal quarter and the UK’s Research and Development Expenditure Credit (RDEC).

Research and development expense for the first nine months of fiscal year 2017 was $225.7 million, an increase of $22.3 million, or 11 percent, from $203.4 million for the first nine months of fiscal year 2016.  The primary drivers were increases in salary and employee-related expenses following a 16 percent increase in headcount, higher facilities-related costs and depreciation and amortization costs, as well as software and hardware tool increases, partially offset by the adjustment to the contingent consideration liability discussed in Note 4, the UK’s RDEC which went into effect beginning in fiscal year 2017 and a sales tax refund in the current fiscal quarter.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense for the third quarter of fiscal year 2017 was $32.9 million, an increase of $2.3 million, or 7  percent, from $30.6 million in the third quarter of fiscal year 2016.  The increase was due primarily to increased salary and employee-related costs following a 6 percent increase in headcount as well as increases in marketing costs, partially offset by a building write-off recorded in the third quarter of fiscal year 2016.

SG&A expense for the first nine months of fiscal year 2017 was $95.5 million, an increase of $5.6 million, or 6 percent, from $89.9 million for the first nine months of fiscal year 2016.  The increase was due primarily to increased marketing costs and salary and employee-related costs following a 6 percent increase in headcount, partially offset by a building write-off recorded in the third quarter of fiscal year 2016.

Patent agreement and other

On May 8, 2015, we entered into a patent purchase agreement for the sale of certain Company-owned patents relating to our LED lighting products.   As a result of this agreement, on June 22, 2015, the Company received cash consideration of $12.5 million from the purchaser.  Under the agreement, the Company undertook to no longer be engaged in LED lighting and received a license under the sold patents for all other fields of use.  The proceeds were recorded during fiscal year 2016 as a recovery of costs previously incurred and are reflected as a separate line item on the consolidated condensed statements of income in operating expenses under the caption “Patent agreement and other.”    Additionally, in the second and third quarter of fiscal year 2016, the Company recorded $0.8 million and $0.1 million, respectively, in expense related to a negotiated adjustment to a legal settlement, which is reflected under the same caption.

Interest income

The Company reported interest income of $0.4 million and $1.0 million for the three and nine months ended December 24, 2016, respectively, and $0.2 million and $0.6 million for the three and nine months ended December 26, 2015, respectively,  due to higher average cash and cash equivalent balances for the periods presented.

Interest expense

The Company reported interest expense of $0.8 million and $3.0 million for the three and nine months ended December 24, 2016, respectively and $0.9 million and $2.8 million for the three and nine months ended December 26, 2015, respectively.  Interest expense was recorded on the revolving credit facilities described in Note 7 for the periods presented.

Other expense

For the three and nine months ended December 24, 2016, the Company reported less than $0.1 million and $0.2 million, respectively, and $0.8 million and $1.0 million for the three and nine months ended December 26, 2015, respectively, in other expense, primarily net losses on foreign currency denominated monetary assets and liabilities.

Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended		Nine Months Ended
	December 24,	December 26,	December 24,	December 26,
	2016	2015	2016	2015
Income before income taxes	$145,792	$62,395	$270,134	$154,876
Provision for income taxes	$23,751	$21,011	$43,983	$45,258
Effective tax rate	16.3%	33.7%	16.3%	29.2%

Our effective tax rate for the third quarter and first nine months of fiscal year 2017 was lower than the federal statutory rate primarily due to income earned in certain foreign jurisdictions taxed below the federal statutory rate and the recognition of tax benefits in the period in which they occur for early adoption of the

ASU 2016-09 accounting standard.  Our effective tax rate for the third quarter and first nine months of fiscal year 2016 was below the federal statutory rate primarily due to the permanent extension of the U.S. R&D credit in the third quarter of fiscal 2016, with our effective tax rate for the first nine months of fiscal 2016 being further reduced by a one-time tax benefit associated with deferred taxes related to U.S. R&D credit carryforwards recorded in the second quarter of fiscal year 2016.

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

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain current assets and current liabilities.  Our operating cash flow is affected by the ability of our operations to generate cash, and our management of working capital.  Cash flow generated from operations was $244.9 million for the first nine months of fiscal year 2017 as compared to $116.3 million generated from operations for the corresponding period of fiscal year 2016.  The cash flow from operations during the current period of fiscal year 2017 was related to the cash components of our net income, partially offset by a $61.2 million unfavorable change in working capital, primarily as a result of increases in accounts receivable and inventories.  The cash flow from operations during the corresponding period of fiscal year 2016 was related to the cash components of our net income, offset by a $75.7 million unfavorable change to working capital, primarily in inventories and accounts receivable.

Net cash used in investing activities was $26.4  million during the first nine months of fiscal year 2017 as compared to $18.2 million provided by investing activities during the first nine months of fiscal year 2016.  The cash used in investing activities in the current period  is primarily related to capital expenditures and technology investments of $35.3  million, offset by net maturities and sales of marketable securities of $8.9 million.  The cash provided by investing activities in the corresponding fiscal year 2016 period is primarily related to net maturities and sales of marketable securities of $94.7 million, partially offset by acquisitions of $36.8 million, and capital expenditures and technology investments of $37.7 million.

Net cash used in financing activities was $76.9 million during the first nine months of fiscal year 2017.  The cash used during the first nine months of fiscal year 2017 was primarily associated with $60.4 million in payments against the long-term revolver, discussed in Note 7, stock repurchases of $15.4 million and debt issuance costs of $2.2 million, partially offset by $1.8 million for the issuance of common stock, net of tax withholdings.  The cash used in financing activities was $51.4 million for the first nine months of fiscal year 2016.  The use of cash was primarily associated with $20.0 million in principal payments against the long-term revolver,  stock repurchases during the period of $39.2 million, and the issuance of common stock, net of tax withholdings of $1.5 million, offset by excess tax benefit from employee stock awards of $9.4 million.

We have not paid cash dividends on our common stock and currently intend to continue our policy of retaining any earnings for reinvestment in our business.  Although we cannot give assurance that we will be able to generate cash in the future, we anticipate that our future cash earnings, existing cash, cash equivalents, investments and borrowings available under our Credit Facility (as defined below) are sufficient to meet our capital requirements for at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time.

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

At December 24, 2016, the Company was in compliance with all covenants under the Amended Credit Agreement.  The Company had borrowed $100.0 million under this facility as of December 24, 2016, which is included in long-term liabilities on the consolidated condensed balance sheets under the caption “Debt.”

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with interest rates on our debt securities, currency movements on non-U.S. dollar denominated assets and liabilities, and the effect of market factors on the value of our marketable securities.  We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures.  For a description of our market risks, see “Part II – Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in our fiscal year 2016 Annual Report on Form 10-K originally filed with the Commission on May 25, 2016 and amended on Form 10-K/A on February 1, 2017.  There have been no significant changes to our exposure to market risks since we filed our fiscal year 2016 Annual Report on Form 10-K/A.

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

Based upon the evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were effective as of December 24, 2016.

Changes in control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 24, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information regarding legal proceedings to which the Company is a party is set forth in Note 12 – Legal Matters to our unaudited consolidated condensed financial statements and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In evaluating all forward-looking statements, you should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements.  Various risk factors associated with our business are included in our Annual Report as amended on Form 10-K/A on February 1, 2017, and available at www.sec.gov.  Other than as set forth below, there have been no material changes to those risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 26, 2016.

We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer,  or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business.  For the first nine months of fiscal years 2017 and 2016,  our ten largest end customers represented approximately 92 percent and 90 percent, respectively, of our net sales.  We had one end customer, Apple Inc. that purchased through multiple contract manufacturers and represented approximately 79 percent and 67 percent of the Company’s total net sales for the first nine months of fiscal years 2017 and 2016, respectively.  Additionally, Samsung Electronics represented approximately 15 percent of the Company’s net sales for the first nine months of fiscal year 2016.

We had no distributors that represented more than 10 percent of our sales for the nine month periods ending December 24, 2016 or December 26, 2015.  No other end customer or distributor represented more than 10 percent of net sales for the nine month periods ending December 24, 2016 or December 26, 2015.

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

CIRRUS LOGIC, INC.

Date:	February 1, 2017	By: /s/ Thurman K. Case
Thurman K. Case
Vice President, Chief Financial Officer and Principal Accounting Officer