Form 10-K
period 2017-03-25
CIRRUS LOGIC INC
filed 2017-05-24
CIK 772406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 25, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑        NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☑        NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐        NO  ☑

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

As of May 19, 2017, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 63,891,409.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s proxy statement for its annual meeting of stockholders to be held July 28, 2017 is incorporated by reference in Part II – Item 5. and Part III of this Annual Report on Form 10-K.

CIRRUS LOGIC, INC.

FORM 10-K

For The Fiscal Year Ended March 25, 2017

PART I

ITEM 1.  Business

Cirrus Logic, Inc. (“Cirrus Logic,” “We,” “Us,” “Our,” or the “Company”) is a leader in high performance, low-power integrated circuits (“ICs”) for audio and voice signal processing applications. Cirrus Logic’s products span the entire audio signal chain, from capture to playback, providing innovative components for the world’s top smartphones, tablets, digital headsets, wearables and emerging smart home applications.

We were incorporated in California in 1984, became a public company in 1989 and were reincorporated in the State of Delaware in February 1999. Our primary facility housing engineering, sales and marketing, and administrative functions is located in Austin, Texas. We also have offices in various other locations in the United States, United Kingdom, Sweden, Spain, Australia, the People’s Republic of China, South Korea, Japan, Singapore, and Taiwan. Our common stock, which has been publicly traded since 1989, is listed on the NASDAQ Global Select Market under the symbol CRUS.

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

Company Strategy

Cirrus Logic targets growing markets where we can leverage our expertise in analog and digital signal processing to solve complex problems. Our approach has been to develop custom and general market components that embody our latest innovations, which we use to engage key players in a particular market or application. We focus on building strong engineering relationships with our customers’ product teams and work to develop highly differentiated components that address their technical and price requirements across product tiers. Many of our products include programmable aspects and are comprised of our best-in-class hardware which incorporates software algorithms from some combination of our own intellectual property (“IP”), algorithms that have been ported to our platform by an ecosystem of third-party partners, and our customers’ IP. When we have been successful with this approach, one initial design win has often expanded into additional products. This strategy gives us the opportunity to increase our content with a customer over time through the incorporation of new features, the integration of other system components into our products and the addition of new components.

Markets and Products

The following provides a detailed discussion regarding our portable audio and non-portable audio and other product lines:

Portable Audio Products:  High-precision analog and mixed-signal components designed for mobile devices including smartphones, tablets, digital headsets, speakers and wearables.

Non-Portable Audio and Other Products:  High-precision analog and mixed-signal components targeting the consumer market, including emerging smart home applications, and the automotive, energy and industrial markets.

PORTABLE AUDIO PRODUCTS

We are a leading supplier of analog and mixed-signal audio converter and digital signal processing products in many of today’s mobile applications. Providing a complete end-to-end solution from capture to playback, we have an extensive portfolio of products that target flagship and mid-tier devices, including “codecs” - chips that integrate analog-to-digital converters (“ADCs”) and digital-to-analog converters (“DACs”) into a single IC, “smart codecs” – codecs with digital signal processing integrated, amplifiers, micro-electromechanical systems (“MEMS”) microphones, as well as standalone digital signal processors (“DSPs”). Additionally, the Company’s SoundClear® technology consists of a broad portfolio of tools, software and algorithms that help to differentiate our customers’ products by improving the user experience with features such as enhanced voice quality, voice capture and audio playback. Our products are designed for use in a wide array of portable applications, including smartphones, tablets, digital headsets, speakers and wearables, such as smart watches, VR headsets, action cameras and smart bands.

NON-PORTABLE AUDIO AND OTHER PRODUCTS

We provide high-precision analog and mixed-signal ICs for a variety of products in consumer applications, including the emerging smart home market, automotive, industrial and energy. The Company supplies a wide range of products including ICs, codecs, ADCs, DACs, digital interface and amplifiers. Within the consumer market our products are utilized in laptops, audio/video receivers (AVRs”), home theater systems, set-top boxes, musical instruments and professional audio products. Applications for products in the automotive market include satellite radio systems, telematics and multi-speaker car-audio systems. Our products are also used in a wide array of high-precision industrial and energy-related applications including digital utility meters, power supplies, energy control, energy measurement, and energy exploration applications.

Customers, Marketing, and Sales

We offer products worldwide through both direct and indirect sales channels. Our major customers are among the world’s leading electronics manufacturers. We target both large existing and emerging customers that derive value from our expertise in advanced analog and mixed-signal design processing, systems-level integrated circuit engineering and embedded software development. We derive our revenues from both domestic and international sales, including sales in Asia, Australia and Europe. Our domestic sales force includes a network of direct sales offices located in California and Texas. International sales offices and staff are located in Japan, People’s Republic of China, Singapore, South Korea, Taiwan, and the United Kingdom. We supplement our direct sales force with external sales representatives and distributors. We have technical support centers in China, South Korea, Taiwan and the United States. Our worldwide sales force provides geographically specific support to our customers and specialized selling of product lines with unique customer bases. See Note 16—Segment Information, of the Notes to Consolidated Financial Statements contained in Item 8 for further detail and for additional disclosure regarding sales and property, plant and equipment, net, by geographic locations.

Since the components we produce are largely proprietary and generally not available from second sources, we generally consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, through distributors or third party manufacturers contracted to produce their designs. For fiscal years 2017, 2016, and 2015, our ten largest end customers, represented approximately 92 percent, 89 percent, and 87 percent, of our sales, respectively. For fiscal years 2017, 2016, and 2015, we had one end customer, Apple, Inc., who purchased through multiple contract manufacturers and represented approximately 79 percent, 66 percent, and 72 percent, of the Company’s total sales, respectively. Samsung Electronics represented approximately 15 percent of the Company’s total sales for fiscal year 2016. No other customer or distributor represented more than 10 percent of net sales in fiscal years 2017, 2016, or 2015.

Manufacturing

As a fabless semiconductor company, we contract with third parties for wafer fabrication and product assembly and test. We use a variety of foundries in the production of wafers including Taiwan Semiconductor

Manufacturing Company, Limited, MagnaChip Semiconductor Corporation and GLOBALFOUNDRIES. The Company’s primary assembly and test houses include Advanced Semiconductor Engineering, Inc., Amkor Technology Inc., Nepes Corporation, Siliconware Precision Industries Co., Ltd. and STATS ChipPAC Pte.Ltd. Our outsourced manufacturing strategy allows us to concentrate on our design strengths and minimize fixed costs and capital expenditures while giving us access to advanced manufacturing facilities. It also provides the flexibility to source multiple leading-edge technologies through strategic relationships. After wafer fabrication by the foundry, third-party assembly vendors package the wafer die. The finished products are then tested before shipment to our customers. While we do have some redundancy of fabrication processes by using multiple outside foundries, any interruption of supply by one or more of these foundries could materially impact the Company. As a result, we maintain some amount of business interruption insurance to help reduce the risk of wafer supply interruption, but we are not fully insured against such risk. Our supply chain management organization is responsible for the management of all aspects of the manufacturing, assembly, and testing of our products, including process and package development, test program development, and production testing of products in accordance with our ISO-certified quality management system.

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

Patents, Licenses and Trademarks

We rely on patent, copyright, trademark, and trade secret laws to protect our intellectual property, products, and technology. As of March 25, 2017, we held approximately 2,560 pending and issued patents worldwide, which include approximately 1,050 granted U.S. patents, 310 U.S. pending patent applications and various international patents and applications. Our U.S. patents expire in calendar years 2017 through 2036. While our patents are an important element of our success, our business as a whole is not dependent on any one patent or group of patents. We do not anticipate any material effect on our business due to any patents expiring in 2017, and we continue to obtain new patents through our ongoing research and development.

We have maintained U.S. federal trademark registrations for CIRRUS LOGIC, CIRRUS, Cirrus Logic logo designs, and SoundClear, among others. These U.S. registrations may be renewed as long as the marks continue to be used in interstate commerce. We have also filed or obtained foreign registration for these marks in other countries or jurisdictions where we conduct, or anticipate conducting, international business. To complement our own research and development efforts, we have also licensed and expect to continue to license, a variety of intellectual property and technologies important to our business from third parties.

Segments

We determine our operating segments in accordance with Financial Accounting Standards Board (“FASB”) guidelines. Our Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker as defined by these guidelines.

The Company operates and tracks its results in one reportable segment, but reports revenue performance in two product lines: Portable Audio and Non-Portable Audio and Other. Our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources, rather than detailed information at a product line level. Additionally, our product lines have similar characteristics and customers. They share operations support functions such as sales, public relations, supply chain management, various research and development and engineering support, in addition to the general and administrative functions of human resources, legal, finance and information technology. Therefore, there is no discrete financial information maintained for these product lines. For fiscal years 2017, 2016, and 2015, Portable Audio product sales were

$1.4 billion, $989.1 million, and $740.3 million, respectively. For fiscal years 2017, 2016, and 2015, Non-Portable Audio and Other product sales were $165.1 million, $180.2 million, and $176.3 million, respectively.

See Note 16 — Segment Information, of the Notes to Consolidated Financial Statements contained in Item 8 for further details including sales and property, plant and equipment, net, by geographic locations.

Research and Development

We concentrate our research and development efforts on the design and development of new products for each of our principal markets. We also fund certain advanced-process technology development, as well as other emerging product opportunities. Expenditures for research and development in fiscal years 2017, 2016, and 2015 were $303.7 million, $269.2 million, and $197.9 million, respectively. Our future success is highly dependent upon our ability to develop complex new products, transfer new products to volume production, introduce them into the marketplace in a timely fashion, and have them selected for design into products of systems manufacturers. Our future success may also depend on assisting our customers with integration of our components into their new products, including providing support from the concept stage through design, launch and production ramp.

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

While no single company competes with us in all of our product lines, we face significant competition in all markets where our products are available. Within Portable Audio, Cirrus Logic is the leading IC supplier with the complete end-to-end solution from capture to playback including amplifiers, codecs, DSP and MEMS microphones. We expect to face additional competition from new entrants in our markets, which may include both large domestic and international IC manufacturers and smaller, emerging companies. Our primary competitors include, but are not limited to AAC Technologies, AKM Semiconductor Inc., Analog Devices Inc., Austriamicrosystems AG, Avnera Corp., Conexant Systems, Inc., Dialog Semiconductor PLC, DSP Group, ESS Technology, Inc., GoerTek Inc., Knowles Corporation, Maxim Integrated Products Inc., MediaTek Inc., Qualcomm Incorporated, NXP Semiconductors N.V., Realtek Semiconductor Corporation, ST Microelectronics N.V., and Texas Instruments, Inc.

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

Employees

As of March 25, 2017, we had 1,444 full-time employees, an increase of 153 employees, or 12 percent, from the end of fiscal year 2016. The increase was primarily due to expanding our capabilities in the area of research and development. Of our full-time employees, 71 percent were engaged in research and product development activities, 23 percent in sales, marketing, general and administrative activities, and 6 percent in manufacturing-related activities. We also employ individuals on a temporary basis and use the services of contractors as necessary, particularly in our software development and test organization. Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering, and administrative personnel.

We have never had a work stoppage and the majority of our employees are not represented by collective bargaining agreements. We consider our employee relations to be good.

Forward—Looking Statements

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. In some cases, forward-looking statements are identified by words such as “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” “will,” “would,” “could,” “can,” “may,” “plan,” and “intend”, and other similar types of words and expressions. Variations of these types of words and similar expressions are intended to identify these forward-looking statements. Any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that could cause actual results to differ materially from those indicated by our forward-looking statements include, but are not limited to, those discussed in Item 1A. Risk Factors and elsewhere in this report, as well as in the documents filed by us with the SEC, specifically the most recent reports on Form 10-Q and 8-K, each as it may be amended from time to time.

We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K, and we undertake no obligation to revise or update this information to reflect events or circumstances after the filing of this report with the SEC, except as required by law. All forward-looking statements, expressed or implied, included in this Annual Report on Form 10-K and attributable to Cirrus Logic are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we may make or persons acting on our behalf may issue. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

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

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer, or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business. For the twelve-month periods ending March 25, 2017 and March 26, 2016, our ten largest end customers represented approximately 92 percent and 89 percent of our sales, respectively. For the twelve-month periods ending March 25, 2017 and March 26, 2016, we had one end customer, Apple Inc., who purchased through multiple contract manufacturers and represented approximately 79 percent and 66 percent of the Company’s total sales, respectively. Samsung Electronics represented approximately 15 percent of the Company’s total sales for fiscal year 2016.

We may not be able to maintain or increase sales to certain of our key customers for a variety of reasons, including the following:

◾	most of our customers can stop incorporating our products into their own products with limited notice to us and suffer little or no penalty;

◾	our agreements with our customers typically do not require them to purchase a minimum quantity of our products;

◾	many of our customers have pre-existing or concurrent relationships with our current or potential competitors that may affect the customers’ decisions to purchase our products;

◾

many of our customers have sufficient resources to internally develop technology solutions and semiconductor components that could replace the products that we currently supply in our customers’ end products;

◾	our customers face intense competition from other manufacturers that do not use our products; and

◾

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

Our key customer relationships often require us to develop new products that may involve significant technological challenges. Our customers frequently place considerable pressure on us to meet their tight development schedules. In addition, we may from time to time enter into customer agreements providing for exclusivity periods during which we may only sell specified products or technology to a specific customer. Accordingly, we may have to devote a substantial amount of resources to strategic relationships, which could detract from or delay our completion of other important development projects or the development of next generation products and technologies.

Our lack of diversification in our revenue and customer base increases the risk of an investment in our company, and our consolidated financial condition, results of operations, and stock price may deteriorate if we fail to diversify.

Although we continue to investigate, invest in, and develop opportunities to diversify our revenue and customer base, our sales, marketing, and development efforts have historically been focused on a limited number of customers and opportunities. Larger companies have the ability to manage their risk by product, market, and customer diversification. However, we lack diversification, in terms of both the nature and scope of our business, which increases the risk of an investment in our company. If we cannot diversify our customer and revenue opportunities, our financial condition and results of operations could deteriorate.

We frequently develop our products for the specific system architecture of our customers’ end products. If our customers were to change system architectures, develop competing technologies and integrated circuits, or incorporate some of the functionality of our products into other parts of the system, we risk the potential loss of revenue and reduced average selling prices.

Our customers, particularly in the portable audio market, could potentially transition to different audio architectures, develop their own competing technologies and integrated circuits, or integrate the functionality that our integrated circuits and software have historically provided into other components in their audio systems. In addition, some of the audio and voice functionality that we have historically provided could be performed outside of our customers’ end product — for example, through the use of “cloud-based” systems to perform audio and voice processing. If our customers were to transition to these different system architectures, our results of operations could be adversely affected by the elimination of the need for our current technology and products, resulting in reduced average selling prices for our components and loss of revenue.

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

Our success depends upon our ability to develop new products for new and existing customers, and to introduce these products in a timely and cost-effective manner. New product introductions involve significant investment of resources and potential risks. Delays in new product introductions or less-than-anticipated market acceptance of our new products are possible and would have an adverse effect on our sales and earnings. The development of new products is highly complex and, from time-to-time, we have experienced delays in developing and introducing these new products. Successful product development and introduction depend on a number of factors including, but not limited to:

◾	proper new product definition;

◾	timely completion of design and testing of new products;

◾	assisting our customers with integration of our components into their new products, including providing support from the concept stage through design, launch and production ramp;

◾	successfully developing and implementing the software necessary to integrate our products into our customers’ products;

◾	achievement of acceptable manufacturing yields;

◾	availability of wafer fabrication, assembly, and test capacity; and

◾	market acceptance of our products and the products of our customers.

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

We continue to invest in research and development efforts for several new markets, including voice biometrics. If we are unable to commercialize these technologies, our future results and profits could be negatively affected.

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

We have recently increased our investment in our MEMS microphone business. We have limited experience in high volume manufacturing in this market, which leads to a number of risks, including risks related to technology, customers, competition, and other industry specific issues. We may not be successful in this market, which could result in reduced overall operating margins.

We are currently increasing our investment in our MEMS microphone business. This is a competitive market with historically lower gross margins than our existing businesses. In addition, our MEMS microphone business involves different manufacturing technologies, materials, and processes than our traditional semiconductor businesses. Therefore, our investment in new markets in which we have limited experience in high volume manufacturing in those markets increases risks related to technology, customers, competitors, and other industry specific issues.

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

We derive a substantial portion of our revenues from a limited number of products, and we expect these products to represent a large percentage of our revenues in the near term. Customer acceptance of these products is critical to our future success. Our business, operating results, financial condition and cash flows could therefore be adversely affected by:

◾	a decline in demand for any of our more significant products;

◾	a decline in the average selling prices of our more significant products;

◾	failure of our products to achieve continued market acceptance;

◾	competitive products;

◾	new technological standards or changes to existing standards that we are unable to address with our products;

◾	manufacturing or supply issues that prevent us from meeting our customers’ demand for these products;

◾	a failure to release new products or enhanced versions of our existing products on a timely basis; and

◾	the failure of our new products to achieve market acceptance.

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

We compete in a number of markets. Our principal competitors in these markets include AAC Technologies, AKM Semiconductor Inc., Analog Devices Inc., Austriamicrosystems AG, Avnera Corp., Conexant Systems, Inc., Dialog Semiconductor PLC, DSP Group, ESS Technology, Inc., GoerTek Inc., Knowles Corporation, Maxim Integrated Products Inc., MediaTek Inc., Qualcomm Incorporated, NXP Semiconductors N.V., Realtek Semiconductor Corporation, ST Microelectronics N.V., and Texas Instruments, Inc. Many of these competitors have greater financial, engineering, manufacturing, marketing, technical, distribution, and other resources; broader product lines; and broader intellectual property portfolios. We also expect intensified competition from emerging companies and from customers who develop their own IC products. In addition, some of our current and future competitors maintain their own fabrication facilities, which could benefit them in connection with cost, capacity, and technical issues.

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

We continue to consider future acquisitions of other companies, or their technologies or products, to improve our market position, broaden our technological capabilities, and expand our product offerings. If we are able to acquire companies, products or technologies that would enhance our business, we could experience difficulties in integrating them. Integrating acquired businesses involves a number of risks, including, but not limited to:

◾	the potential disruption of our ongoing business;

◾	unexpected costs or incurring unknown liabilities;

◾	the diversion of management resources from other strategic and operational issues;

◾	the inability to retain the employees of the acquired businesses;

◾	difficulties relating to integrating the operations and personnel of the acquired businesses;

◾	adverse effects on our existing customer relationships or the existing customer relationships of acquired businesses;

◾	the potential incompatibility of the acquired business or their business customers;

◾	adverse effects associated with entering into markets and acquiring technologies in areas in which we have little experience; and

◾	acquired intangible assets becoming impaired as a result of technological advancements or worse-than-expected performance of the acquired business.

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

We do not own or operate a semiconductor fabrication facility and do not have the resources to manufacture the majority of our products internally. We use third parties to manufacture, assemble, package and test the vast majority of our products. As a result, we are subject to risks associated with these third parties, including:

◾	insufficient capacity available to meet our demand;

◾	inadequate manufacturing yields and excessive costs;

◾	inability of these third parties to obtain an adequate supply of raw materials;

◾	difficulties selecting and integrating new subcontractors;

◾	limited warranties on products supplied to us;

◾	potential increases in prices; and

◾	increased exposure to potential misappropriation of our intellectual property.

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

Our future success depends in part on our ability to transition our current development and production efforts to advanced manufacturing process technologies. We are currently making a significant investment to transition our products and intellectual property to circuit geometries of 55 and 28 nanometer. To the extent that we do not timely transition to smaller geometries, experience difficulties in shifting to smaller geometries, or have significant quality or reliability issues at these smaller geometries, our results could be materially adversely affected.

Our products are increasingly complex and could contain defects, which could result in material costs to us.

Product development in the markets we serve is becoming more focused on the integration of multiple functions on individual devices. There is a general trend towards increasingly complex products. The greater integration of functions and complexity of operations of our products increases the risk that we or our customers or end users could discover latent defects or subtle faults after volumes of product have been shipped. Quality and reliability issues could result in material costs and other adverse consequences to us, including, but not limited to:

◾	reduced margins;

◾	damage to our reputation;

◾	replacement costs for product warranty and support;

◾

payments to our customers related to recall claims, or the delivery of product replacements as part of a recall claim, as a result of various industry or business practices, contractual requirements, or in order to maintain good customer relationships;

◾	an adverse impact to our customer relationships by the occurrence of significant defects;

◾	a delay in recognition or loss of revenues, loss of market share, or failure to achieve market acceptance;

◾	writing off or reserving the value of inventory of such products; and

◾	a diversion of the attention of our engineering personnel from our product development efforts.

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

International sales represented 97 percent of our net sales in fiscal year 2017, 93 percent of our net sales in fiscal year 2016, and 95 percent of our net sales in fiscal year 2015. We expect international sales to continue to represent a significant portion of product sales. This reliance on international sales subjects us to the risks of conducting business internationally, including risks associated with political and economic instability, global health conditions, currency controls, exchange rate fluctuations and changes in import/export regulations, and tariff and freight rates. For example, the political or economic instability in a given region may have an adverse impact on the financial position of end users in the region, which could affect future orders and harm our results of operations. Our international sales operations involve a number of other risks including, but not limited to:

◾	unexpected changes in government regulatory requirements;

◾

sales, VAT, or other indirect tax regulations and treaties and potential changes in regulations and treaties in the United States and in and between countries in which we manufacture or sell our products;

◾	changes to countries’ banking and credit requirements;

◾	changes in diplomatic and trade relationships;

◾	delays resulting from difficulties in obtaining export licenses for technology;

◾	tariffs and other barriers and restrictions;

◾	competition with non-U.S. companies or other domestic companies entering the non-U.S. markets in which we operate;

◾	longer sales and payment cycles;

◾	problems in collecting accounts receivable;

◾	changes to economic, social, or political conditions in countries such as China, where we have significant operations; and

◾	the burdens of complying with a variety of non-U.S. laws.

In addition, our competitive position may be affected by the exchange rate of the U.S. dollar against other currencies. While our sales are predominately denominated in U.S. dollars, increases in the value of the dollar would increase the price in local currencies of our products in non-U.S. markets and make our products relatively more expensive. We cannot provide assurances that regulatory, political and other factors will not adversely affect our operations in the future or require us to modify our current business practices.

We hold cash and cash equivalents at various foreign subsidiaries that may not be readily available to meet domestic cash requirements.

We expect our various foreign subsidiaries, in particular subsidiaries in the United Kingdom, to increase holdings in cash, cash equivalents, and marketable securities over time. Any cash balances held outside the United States may not be readily available, or may not be available without an additional tax burden, to meet our domestic cash requirements. We require a substantial amount of cash in the United States for operating requirements, purchases of property and equipment, debt service, returning capital to investors, and potentially for future acquisitions. If we are unable to meet our domestic cash requirements using domestic cash flows from operations, domestic cash, cash equivalents, and marketable securities, or by domestic borrowing, it may be necessary for us to consider repatriation of earnings that we have designated as indefinitely reinvested. This may require us to record additional income tax expense and remit additional taxes, which could have a material effect on our results of operations, cash flows and financial condition.

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

In addition to international sales constituting a large portion of our net sales, we maintain international operations, sales, and technical support personnel. International expansion has required, and will continue to require, significant management attention and resources. There are risks inherent in expanding our presence into non-U.S. regions, including, but not limited to:

◾	difficulties in staffing and managing non-U.S. operations;

◾	failure in non-U.S. regions to adequately protect our intellectual property, patent, trademarks, copyrights, know-how, and other proprietary rights;

◾	global health conditions and potential natural disasters;

◾	political and economic instability in international regions;

◾	international currency controls and exchange rate fluctuations;

◾	vulnerability to terrorist groups targeting American interests abroad; and

◾	legal uncertainty regarding liability and compliance with non-U.S. laws and regulatory requirements.

If we are unable to successfully manage the demands of our international operations, it may have a material adverse effect on our business, financial condition, or results of operations.

On June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (the “E.U.”), commonly referred to as “Brexit.” Following the referendum result, the British government invoked Article 50 of the Lisbon Treaty on March 29, 2017 and have two years from that date to negotiate the terms of the U.K.’s withdrawal from the E.U. and the U.K.’s future relationships with E.U. member states. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on immigration between the U.K. and E.U. countries that make it more difficult to staff our U.K. operations, changes in tax laws that negatively impact our effective tax rate, restrictions on imports and exports between the U.K. and E.U. member states, and increased regulatory complexities. These changes may adversely affect our operations and financial results.

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

Factors that could cause fluctuations and materially and adversely affect our net sales, gross margin and/or operating results include, but are not limited to:

◾	the volume and timing of orders received;

◾	changes in the mix of our products sold;

◾	market acceptance of our products and the products of our customers;

◾	excess or obsolete inventory;

◾	pricing pressures from competitors and key customers;

◾	our ability to introduce new products on a timely basis;

◾	the timing and extent of our research and development expenses;

◾	the failure to anticipate changing customer product requirements;

◾	disruption in the supply of wafers, assembly, or test services;

◾	reduction of manufacturing yields;

◾	certain production and other risks associated with using independent manufacturers, assembly houses, and testers;

◾	increases in our effective tax rate; and

◾	product obsolescence, price erosion, competitive developments, and other competitive factors.

Our debt obligations may be a burden on our future cash flows and cash resources.

On August 29, 2014, we entered into a credit agreement (the “Credit Agreement”), which provides for a $250 million senior secured revolving credit facility. On July 12, 2016, we amended the Credit Agreement to increase the facility to $300 million. As of March 25, 2017, the Company had an outstanding balance of $60.0 million under the facility. The credit facility matures on July 12, 2021. Our ability to repay the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive, regulatory and other factors, some of which are beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations or to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, or refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Credit Agreement.

Our Credit Agreement contains restrictions that limit our flexibility in operating our business.

Our Credit Agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

◾	pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

◾	incur additional indebtedness or issue certain preferred shares;

◾	make certain investments;

◾	sell certain assets;

◾	create liens;

◾	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

◾	enter into certain transactions with our affiliates.

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

Our security measures are subject to third-party security breaches, employee error, malfeasance, faulty password management, and other irregularities. For example, experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our websites, products or otherwise exploit any security vulnerabilities of our websites and products. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions.

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

If we fail to effectively manage our hiring needs and successfully assimilate new talent, or are unable to hire contractors to support our development efforts, our ability to meet development schedules, productivity, employee morale and retention could be impacted, resulting in an adverse effect on our business and operating results.

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

In connection with our efforts to cost-effectively manage our headcount growth, we have also increasingly relied on contractors for various functions, including our research and development efforts, and in particular, our software development and test functions. If our contractors do not perform effectively or are unable to provide sufficient resources to meet our growing needs, our product introductions may be delayed and we may incur additional costs.

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

The market price of our common stock fluctuates significantly. This fluctuation has been or may be the result of numerous factors, including, but not limited to:

◾	actual or anticipated fluctuations in our operating results;

◾	announcements concerning our business or those of our competitors, customers, or suppliers;

◾	loss of a significant customer, or customers;

◾	changes in financial estimates by securities analysts or our failure to perform as anticipated by the analysts;

◾

news, commentary, and rumors emanating from the media relating to our customers, the industry, or us. These reports may be unrelated to the actual operating performance of the Company, and in some cases, may be potentially misleading or incorrect;

◾	announcements regarding technological innovations or new products by us or our competitors;

◾	announcements by us of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;

◾	announcements by us of significant divestitures or sale of certain assets or intellectual property;

◾	litigation arising out of a wide variety of matters, including, among others, employment matters and intellectual property matters;

◾	departure of key personnel;

◾	single significant stockholders selling for any reason;

◾	general conditions in the IC industry; and

◾	general market conditions and interest rates.

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

Certain provisions of Delaware law and of our Certificate of Incorporation and Bylaws could make it more difficult for a third party to acquire us, even if our stockholders support the acquisition. These provisions include, but are not limited to:

◾	the inability of stockholders to call a special meeting of stockholders;

◾	a prohibition on stockholder action by written consent; and

◾	a requirement that stockholders provide advance notice of any stockholder nominations of directors or any proposal of new business to be considered at any meeting of stockholders.

We are also subject to the anti-takeover laws of Delaware that may prevent, delay or impede a third party from acquiring or merging with us, which may adversely affect the market price of our common stock.

We are subject to the risks of owning real property.

We currently own our U.S. headquarters in Austin, Texas as well as property in Edinburgh, Scotland, United Kingdom. The ownership of our U.S. and United Kingdom properties subjects us to the risks of owning real property, which may include:

◾	the possibility of environmental contamination and the costs associated with correcting any environmental problems;

◾	adverse changes in the value of these properties, due to interest rate changes, changes in the neighborhood in which the property is located, or other factors; and

◾	the risk of financial loss in excess of amounts covered by insurance, or uninsured risks, such as the loss caused by damage to the buildings as a result of fire, floods, or other natural disasters.

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.  Properties

As of March 25, 2017, our principal facilities are located in Austin, Texas and Edinburgh, Scotland, United Kingdom. The Austin facilities, which we own, consist of approximately 155,000 square feet of office space and are primarily occupied by research and development personnel and testing equipment. In addition, our failure analysis and reliability facility occupies approximately 27,000 square feet.

Additionally, we have various leased facilities in Austin, Texas, consisting of approximately 88,000 square feet. This includes approximately 59,000 square feet of leased space that houses a mixture of administrative personnel as well as research and development personnel.

In connection with our acquisition of Wolfson Microelectronics (“Wolfson”, the “Acquisition”) on August 21, 2014, we acquired Wolfson’s corporate headquarters located in Edinburgh, Scotland, United Kingdom. This building consists of approximately 50,000 square feet of office space and is primarily occupied by research and development personnel and testing equipment. We have entered into an agreement to lease approximately 70,000 square feet of new office space in Edinburgh. With the completion of this new space at the beginning of calendar year 2017, the majority of our Edinburgh employees have relocated to the new office space. The Company is evaluating our future needs related to the use of the previously-mentioned building. A $9.8 million asset impairment was recorded in the fourth quarter of fiscal year 2017, as the future use and fair value of the property were assessed. This charge is presented as a separate line item in the Consolidated Statements of Income as “Asset impairment”. See further details below in Results of Operation.

Below is a detailed schedule that identifies our principal locations of occupied leased and owned property as of March 25, 2017, with various lease terms through calendar year 2026. We believe that these facilities are suitable and adequate to meet our current operating needs.

Design Centers	Sales Support Offices – International
Austin, Texas	Hong Kong, China
Mesa, Arizona	Shanghai, China
Edinburgh, Scotland, United Kingdom	Shenzhen, China
Newbury, England, United Kingdom	Tokyo, Japan
London, England, United Kingdom	Singapore
Melbourne, Australia	Seoul, South Korea
Madrid, Spain	Taipei, Taiwan
Stockholm, Sweden

See Note 11 — Commitments and Contingencies of the Notes to Consolidated Financial Statements contained in Item 8 for further detail.

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

As of May 19, 2017, there were approximately 482 holders of record of our common stock.

We have not paid cash dividends on our common stock and currently intend to continue a policy of retaining any earnings for reinvestment in our business, repayment of debt, potential acquisition, or share repurchases.

The information under the caption “Equity Compensation Plan Information” in the proxy statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on July 28, 2017 (the “Proxy Statement”) is incorporated herein by reference.

The following table shows, for the periods indicated, the high and low intra-day sales prices for our common stock.

	High	Low
Fiscal year ended March 25, 2017
First quarter	$40.98	$31.00
Second quarter	58.08	34.82
Third quarter	59.78	49.05
Fourth quarter	64.16	52.00
Fiscal year ended March 26, 2016
First quarter	$38.20	$31.95
Second quarter	37.60	24.56
Third quarter	36.03	28.11
Fourth quarter	36.95	25.09

The Company did not purchase any equity securities registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended March 25, 2017. See Note 13 for a description of our Share Repurchase Program.

Stock Price Performance Graph

The following graph and table show a comparison of the five-year cumulative total stockholder return, calculated on a dividend reinvestment basis, for Cirrus Logic, the Standard & Poor’s 500 Composite Index (the “S&P 500 Index”), and the Semiconductor Subgroup of the Standard & Poor’s Electronics Index (the “S&P 500 Semiconductors Index”).

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

March 2017

	3/31/2012	3/30/2013	3/29/2014	3/28/2015	3/26/2016	3/25/2017
Cirrus Logic, Inc.	100.00	95.59	82.02	139.87	144.83	252.35
S&P 500 Index	100.00	113.96	137.77	156.00	157.45	185.18
S&P 500 Semiconductors Index	100.00	90.39	116.32	147.23	148.33	204.82

(1)	The graph assumes that $100 was invested in our common stock and in each index at the market close on March 31, 2012, and that all dividends were reinvested. No cash dividends were declared on our common stock during the periods presented.

(2)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

	Fiscal Years
	2017	2016	2015	2014	2013
	(1)	(1)	(1)
Net sales	$1,538,940	$1,169,251	$916,568	$714,338	$809,786
Net income	261,209	123,630	55,178	108,111	136,598
Basic earnings per share	$4.12	$1.96	$0.88	$1.72	$2.12
Diluted earnings per share	$3.92	$1.87	$0.85	$1.65	$2.00
Financial position at year end:
Cash, cash equivalents, restricted investments and marketable securities	450,979	250,006	260,719	384,510	236,547
Total assets	$1,413,470	$1,181,883	$1,148,778	$724,744	$651,347
Working capital	631,853	378,005	275,335	392,810	351,455
Long-term liabilities	117,703	194,276	215,429	4,863	10,094
Total stockholders’ equity	$1,151,692	$859,483	$756,771	$637,358	$548,174

1)	Refer to the consolidated financial statements and the Notes thereto contained in Item 8 of this Form 10-K for fiscal years 2017, 2016, and 2015, for an expanded discussion of factors that materially affect the comparability of the information reflected in the selected consolidated financial data presented above.

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

We believe the following critical accounting policies involve significant judgments and estimates that are used in the preparation of the consolidated financial statements:

◾

We report income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities, which are measured using the enacted tax laws and tax rates that will be in effect when the differences are expected to reverse. We assess the likelihood that the deferred tax assets will be realized. A valuation allowance is established against deferred tax assets to the extent the Company believes that it is more likely than not that the deferred tax assets will not be realized, taking into consideration the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible.

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

◾

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

Although the Company terminated its Ship and Debit Arrangements with all distributors along with certain ancillary agreements related to the Ship and Debit Arrangements, the Company continues to grant varying levels of stock rotation and price protection rights based on individual distributor agreements. To the extent these rights are implicated in any transaction with a distributor, we continue to evaluate their effect on when the revenue recognition criteria have been met.

◾

Inventories are recorded at the lower of cost or net realizable value, following the adoption of ASU 2015-11 (as discussed below), with cost being determined on a first-in, first-out basis. We write down inventories to net realizable value based on forecasted demand while taking into account product release schedules and product life cycles, which may drive management judgment. We also review and write down inventory, as appropriate, based on the age and condition of the inventory. Actual demand and market conditions may be different from those projected by management, which could have a material effect on our operating results and financial position. See Note 2 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in Item 8.

◾

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

◾

The Company evaluates goodwill and other intangible assets. Goodwill is recorded at the time of an acquisition and is calculated as the difference between the total consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The Company tests goodwill and other intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management’s assessment of qualitative factors to determine whether it is more likely than not that goodwill and other intangible assets are impaired. If management concludes from its assessment of qualitative factors that it is more likely than not that impairment exists, then a quantitative impairment test will be performed involving management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in these evaluations. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. The Company has recorded no goodwill impairments in fiscal years 2017, 2016, and 2015. There were no material intangible asset impairments in fiscal years 2017, 2016, and 2015.

◾

We are subject to the possibility of loss contingencies for various legal matters. See Note 12 — Legal Matters of the Notes to Consolidated Financial Statements contained in Item 8. We regularly evaluate current information available to us to determine whether any accruals should be made based on the status of the case, the results of the discovery process and other factors. If we ultimately determine that an accrual should be made for a legal matter, this accrual could have a material effect on our operating results and financial position and the ultimate outcome may be materially different than our estimate.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606). The purpose of this ASU is to converge revenue recognition requirements per GAAP and International Financial Reporting Standards (IFRS). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date after public comment supported a proposal to delay the effective date of this ASU to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is currently in the process of reviewing our customers’ contracts in respect of performance obligation identification and satisfaction, pricing, warranties, and return rights, among other considerations. Through this process, the Company currently expects no material modifications to its financial statements upon adoption of this ASU.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this ASU provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company adopted this ASU in the fourth quarter of fiscal year 2017 with no material modifications to the Company’s financial statements as a result.

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and that the amortization of debt issuance costs is reported as interest expense. ASU 2015-03 is to be applied retrospectively and represents a change in accounting principle. In August 2015, the FASB issued FASB ASU No. 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit

Arrangements. ASU 2015-15 clarified the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Debt issuance costs related to a line-of-credit arrangement may be presented in the balance sheet as an asset and subsequently amortized ratably over the term of the arrangement regardless of whether there are any outstanding borrowings. Both ASU 2015-03 and ASU 2015-15 are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Earlier adoption is permitted for financial statements that have not been previously issued. The Company adopted these ASUs in fiscal year 2017 with no material impact to its financial statements.

In April 2015, the FASB issued ASU No. 2015-04, Compensation — Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. The ASU is part of the FASB’s “Simplification Initiative” to reduce complexity in accounting standards. The FASB decided to permit entities to measure defined benefit plan assets and obligations as of the month-end that is closest to their fiscal year-end. An entity is required to disclose the accounting policy election and the date used to measure defined benefit plan assets and obligations in accordance with the amendments in this update. The amendments in this update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with earlier application permitted. The Company adopted this ASU in the first quarter of fiscal year 2017, with no material impact to its financial statements.

In July 2015, ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory was issued. This ASU requires companies to subsequently measure inventory at the lower of cost and net realizable value versus the previous lower of cost or market. The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, to be applied prospectively. Early application is permitted. The Company early adopted this ASU in fiscal year 2017 with no material modifications to its financial statements as a result.

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

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU requires all excess tax benefits and deficiencies to be recognized as income tax benefit / expense in the income statement and presented as an operating activity in the statement of cash flows. Forfeitures can be calculated based on either the estimated number of awards that are expected to vest, as required by current guidance, or when forfeitures actually occur. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted, but all amendments must be adopted in the same period and any adjustments should be reflected as of the beginning of the fiscal year if adopted in an interim period. The Company early adopted in the third quarter of fiscal year 2017, which resulted in the following:

◾

We recorded excess tax benefits within income tax expense, rather than in additional paid-in capital (“APIC”), of $2.2 million, $8.0 million, $10.8 million and $1.9 million for the first, second, third and fourth quarters of fiscal year 2017, respectively.

◾

We recorded a cumulative-effect adjustment as of March 27, 2016 to increase retained earnings by $5.6 million, with a corresponding increase to deferred tax assets, to recognize net operating loss and tax credit carryforwards attributable to excess tax benefits on stock-based compensation that had not been previously recognized.

◾	We now include the excess tax benefits in net operating cash rather than net financing cash in our Consolidated Statements of Cash Flows.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires credit losses on available-for-sale debt securities to be presented as an allowance rather than a write-down. Unlike current U.S. GAAP, the credit losses could be reversed with changes in estimates, and recognized in current year earnings. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods. The Company is currently evaluating the impact of this ASU with no expected material impact.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU covers several cash flow issues, including the presentation of contingent consideration payments made after a business combination. Cash payments up to the amount of the liability recognized at the acquisition date (including measurement-period adjustments) should be classified as financing activities. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted, including in an interim period, with a required retrospective transition method applied to each period presented. The Company early adopted in the fourth quarter of fiscal year 2017. See Statement of Cash Flows for presentation of contingent consideration payment.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU relates to income tax consequences of non-inventory intercompany asset transfers. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted, as of the beginning of an annual reporting period. The guidance requires companies to apply a modified retrospective approach with a cumulative catch-up adjustment to beginning retained earnings in the period of adoption. The Company is currently evaluating the impact of this ASU with no expected material impact.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The update states that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business, and should be treated as an asset acquisition instead. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted under specific circumstances, including in an interim period, with prospective application. The Company is currently evaluating the financial statement impact of this ASU, which is dependent upon the specific terms of any applicable future acquisitions or dispositions.

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments — Equity Method and Joint Ventures (Topic 323). This ASU amends the disclosure requirements for ASU 2014-09, Revenue from Contracts with Customers (Topic 606), ASU 2016-02, Leases (Topic 842) and ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU states that if a registrant does not know or cannot reasonably estimate the impact that the adoption of the above ASUs is expected to have on the financial statements, then in addition to making a statement to that effect, the registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the standard will have on the financial statements of the registrant when adopted. This ASU was effective upon issuance. The adoption did not have a material impact on the Company’s financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates step two of the goodwill impairment test. An impairment charge is to be recognized for the amount by which the current value exceeds the fair value. This ASU is effective for annual periods beginning after December 15, 2019, including interim periods. Early adoption is permitted, for interim or annual goodwill impairment tests performed after January 1, 2017 and should be applied prospectively. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this update. The Company is currently evaluating the impact of this ASU.

Overview

Cirrus Logic develops high-precision analog and mixed-signal ICs for a broad range of innovative customers. We track operating results in one reportable segment, but report revenue performance by product line, currently portable audio and non-portable audio and other products. In fiscal year 2017, the Company introduced a variety of new products related to flagship and mid-tier smartphones and the emerging digital headset market. The Company benefited from several new technology trends including the transition from the traditional 3.5mm headset jack to a digital interface. Increasing interest in boosted amplifiers was fueled by the desire of OEMs to deliver louder and higher quality sound output, including a shift toward dual speakers to drive stereo sound. We also saw certain key flagship features trickling into mid-tier phones as OEMs pushed to enable a differentiated audio experience in these devices. In China, providing high-fidelity music content and playback on mobile devices continued to be a critical feature and drove the need for high performance hi-fi DACs.

Fiscal Year 2017

Fiscal year 2017 net sales of $1.5 billion represented a 32 percent increase over fiscal year 2016 net sales of $1.2 billion. Portable audio product line sales of $1.4 billion in fiscal year 2017 represented a 39 percent increase over fiscal year 2016 sales of $989.1 million, attributable primarily to significant increases in the sales of smart codecs and boosted amplifiers for the period, which was partially offset by a reduction in revenue generated by certain general market smart codecs as a leading Android customer reverted to a dual sourcing strategy on core chipsets. Non-portable audio and other product line sales of $165.1 million represented an 8 percent decrease from fiscal year 2016 sales of $180.2 million.

Overall, gross margin for fiscal year 2017 was 49 percent. The increase in gross margin for fiscal year 2017 was primarily due to higher volumes and supply chain efficiencies versus the prior year. The Company’s number of employees increased to 1,444 as of March 25, 2017. The Company achieved net income of $261.2 million in fiscal year 2017, which included an income tax provision in the amount of $53.8 million.

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

Overall, gross margin for fiscal year 2016 was 47 percent. The increase in gross margin for fiscal year 2016 was primarily due to the absence of the fair market adjustments related to the Acquisition discussed below, creating an approximate 1% favorable impact to gross margin versus fiscal year 2015. The Company’s number of employees increased to 1,291 as of March 26, 2016. The Company achieved net income of $123.6 million in fiscal year 2016, which included an income tax provision in the amount of $52.4 million.

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

Overall, gross margin for fiscal year 2015 was 46 percent. The decrease in gross margin for fiscal year 2015 was primarily due to the increase in inventory write-downs compared to fiscal year 2014, which had a 1.5% negative impact on fiscal year 2015 margin. Additionally, fiscal year 2015 gross margin was negatively affected by approximately 1% due to the fair value adjustments made to inventory as a result of the Acquisition. The Company’s number of employees increased to 1,104 as of March 28, 2015. The Company achieved net income of $55.2 million in fiscal year 2015, which included an income tax provision in the amount of $36.4 million.

Results of Operations

The following table summarizes the results of our operations for each of the past three fiscal years as a percentage of net sales. All percentage amounts were calculated using the underlying data, in thousands:

	Fiscal Years Ended
	March 25, 2017	March 26, 2016	March 28, 2015
Net sales	100%	100%	100%
Gross margin	49%	47%	46%
Research and development	20%	23%	21%
Selling, general and administrative	8%	10%	11%
Acquisition related costs	0%	0%	2%
Restructuring and other, net	0%	0%	0%
Asset impairment	0%	0%	0%
Patent agreement and other	0%	-1%	0%

Income from operations	21%	15%	12%

Interest income	0%	0%	0%
Interest expense	0%	0%	-1%
Other expense	0%	0%	-1%

Income before income taxes	21%	15%	10%
Provision for income taxes	4%	4%	4%

Net income	17%	11%	6%

Net Sales

We report sales in two product categories: portable audio products and non-portable audio and other products. Our sales by product line are as follows (in thousands):

	Fiscal Years Ended
	March 25, 2017	March 26, 2016	March 28, 2015
Portable Audio Products	$1,373,848	$989,101	$740,301
Non-Portable Audio and Other Products	165,092	180,150	176,267

	$1,538,940	$1,169,251	$916,568

Net sales for fiscal year 2017 increased 32 percent, to $1.5 billion from $1.2 billion in fiscal year 2016. The increase in net sales reflects a $384.7 million increase in portable audio product sales and a $15.1 million decrease in non-portable audio and other product sales. The portable audio products group experienced an increase in net sales attributable to significant increases in the sales of smart codecs and boosted amplifiers for fiscal year 2017. Non-portable audio and other product line sales of $165.1 million represented an 8 percent decrease from fiscal year 2016 sales of $180.2 million, which was primarily attributable to a decrease in sales of DAC and surround codec products for the period.

Net sales for fiscal year 2016 increased 28 percent, to $1.2 billion from $916.6 million in fiscal year 2015. The increase in net sales reflected a $248.8 million increase in portable audio product sales and a $3.9 million increase in non-portable audio and other product sales. The portable audio products group experienced an increase in net sales attributable to significant increases in the sales of smart codecs and boosted amplifiers for fiscal year 2016, which includes a full year revenue effect of the Wolfson acquisition. Non-portable audio and other product line sales of $180.2 million represented a 2 percent increase from fiscal year 2015 sales of $176.3 million, which was primarily attributable to an increase in ADC and power meter products for the period. In addition, during fiscal year 2016, the Company realized an additional $5.4 million of net sales, primarily related to non-portable audio, due to the conversion to a point-of-purchase model for our larger distributors.

Sales to foreign customers, principally located in Asia, including sales to U.S.-based customers that manufacture products at plants overseas, were approximately $1.5 billion in fiscal year 2017, $1.1 billion in fiscal year 2016, and $869.9 million in fiscal year 2015. Sales to foreign customers located in Asia, excluding Japan, were 95 percent in net sales in fiscal year 2017, 89 percent in net sales in fiscal year 2016 and 92 percent of net sales in fiscal year 2015. Sales to foreign customers in Japan and Europe represented 2 percent of net sales in fiscal year 2017, 4 percent of net sales in fiscal year 2016 and 3 percent of net sales in fiscal year 2015.

Our sales are denominated primarily in U.S. dollars. During fiscal year 2015, we acquired foreign currency hedging contracts related to the Acquisition. The contracts expired in fiscal year 2015. No foreign currency hedging contracts were entered into in fiscal year 2017 or 2016.

Gross Margin

Overall gross margin of 49 percent for fiscal year 2017 reflects an increase from fiscal year 2016 gross margin of 47 percent. The increase was primarily attributable to supply chain efficiencies in the current fiscal year versus the prior year. Changes in excess and obsolete inventory charges, including scrapped inventory, and sales of product written down in prior periods did not have a material impact on margin in fiscal year 2017.

Overall gross margin of 47 percent for fiscal year 2016 reflected an increase from fiscal year 2015 gross margin of 46 percent. The increase was primarily attributable to the absence of the fair market adjustments related to the Acquisition discussed below, in the 2016 fiscal year versus fiscal year 2015. This contributed an approximate 1% favorable impact to gross margin in fiscal year 2016. Changes in excess and obsolete inventory charges, including scrapped inventory, and sales of product written down in prior periods did not have a material impact on margin in fiscal year 2016.

Research and Development Expenses

Fiscal year 2017 research and development expenses of $303.7 million reflect an increase of $34.5 million, or 13 percent, from fiscal year 2016. The increase was primarily attributable to a 16 percent increase in research and development headcount and the associated salary and employee-related expenses. The Company also experienced higher facilities-related costs in the fiscal year 2017 versus fiscal year 2016, partially offset by the adjustment to the contingent consideration liability discussed in Note 4, the UK’s Research and Development Expenditure Credit (RDEC), which went into effect beginning in fiscal year 2017, and a sales tax refund in the third quarter of fiscal year 2017.

Fiscal year 2016 research and development expenses of $269.2 million reflected an increase of $71.3 million, or 36 percent, from fiscal year 2015. The increase was primarily attributable to a 20 percent increase in research and development headcount and the associated salary and employee-related expenses, due in part to including a full year of expenses over the prior year, associated with the Acquisition. The Company also experienced higher product development costs during the fiscal year.

Selling, General and Administrative Expenses

Fiscal year 2017 selling, general and administrative expenses of $127.3 million reflect an increase of $10.2 million, or 9 percent, compared to fiscal year 2016. The increase was primarily attributable to increased salary and employee-related expenses, as well as higher occupancy costs in fiscal year 2017.

Fiscal year 2016 selling, general and administrative expenses of $117.1 million reflect an increase of $17.6 million, or 18 percent, compared to fiscal year 2015. The increase was primarily attributable to a full year of expenses over the prior year associated with the Acquisition. Overall, SG&A headcount increased along with related salary and employee expenses, as well as higher occupancy and maintenance and supplies costs in the fiscal year.

Acquisition Related Costs

The Company reported $18.1 million in costs in conjunction with the Acquisition for the year ended March 28, 2015. The majority of the costs included in this amount were associated with bank and legal fees, as well as certain expenses for stock compensation related to the Acquisition. Acquisition related costs incurred in fiscal years 2017 and 2016 were immaterial.

Restructuring and Other, net

There were no restructuring costs for fiscal years 2017 and 2016. Restructuring costs related to the Acquisition were $1.5 million for the year ended March 28, 2015, primarily made up of severance payments associated with the Acquisition and the consolidation of our sales functions. These charges are shown as a separate line item in the Consolidated Statements of Income under the caption “Restructuring and other, net.”

Asset Impairment

In the fourth quarter of fiscal year 2017, the Company reported an asset impairment charge of $9.8 million related to a building owned by the Company in Edinburgh, Scotland. The Company determined that the undiscounted cash flows associated with the property of the asset was less than the carrying value. Considering the fact that the building will no longer be used as the primary office space for Edinburgh employees and that market conditions had weakened, the Company hired an independent consultant to assess the fair value of the building. The variance in the assessed valuation amount and the carrying value was recorded and is presented as a separate line item on the Consolidated Statements of Income under the caption “Asset impairment.”

Patent Agreement and Other

On May 8, 2015, we entered into a patent purchase agreement for the sale of certain Company-owned patents relating to our LED lighting products. As a result of this agreement, on June 22, 2015, the Company received cash consideration of $12.5 million from the purchaser. Under the agreement, the Company undertook to no longer be engaged in LED lighting and received a license under the sold patents for all other fields of use. The proceeds were recorded during fiscal year 2016 as a recovery of costs previously incurred and are reflected as a separate line item on the Consolidated Statements of Income in operating expenses under the caption “Patent agreement and other.” Additionally, in the second quarter and third quarter of fiscal year 2016, the Company recorded $0.8 million and $0.1 million, respectively, in expense related to a negotiated adjustment to a legal settlement.

Interest Income

Interest income in fiscal years 2017, 2016, and 2015, was $1.7 million, $0.9 million, and $0.6 million, respectively. The increase in interest income in fiscal year 2017 and 2016 was due to higher average cash, cash equivalent, and marketable securities balances throughout the year versus the previous year.

Interest Expense

The Company reported interest expense of $3.6 million, $3.3 million and $5.6 million for fiscal years 2017, 2016 and 2015, respectively, primarily as a result of the revolving credit facilities described in Note 7. Additional costs were incurred in fiscal year 2015 in relation to an interim revolving facility.

Other Expense

In fiscal year 2016, the Company reported $1.8 million in other expense, primarily foreign exchange costs. For the year ended March 28, 2015, the Company reported $12.2 million in other expense primarily related to recognized losses on expired contracts during the prior fiscal year and the foreign currency exchange losses on hedges purchased in relation to the Acquisition during the second quarter of fiscal year 2015. The corresponding amounts in fiscal year 2017 are immaterial.

Provision for Income Taxes

We recorded income tax expense of $53.8 million in fiscal year 2017 on a pre-tax income of $315.0 million, yielding an effective tax provision rate of 17.1 percent. Our effective tax rate was lower than the U.S. statutory rate of 35 percent, primarily due to income earned in jurisdictions with a lower statutory tax rate, excess tax benefits from stock based compensation due to the early adoption of the ASU 2016-09 accounting standard, and research and development tax credits in the U.S.

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

Outlook

Looking ahead, we anticipate gross margin to remain in the upper 40 percent range for the foreseeable future with a long-term target operating profit model in the mid-20 percent range. We anticipate modest revenue growth for fiscal year 2018.

Liquidity and Capital Resources

In fiscal year 2017, our net cash provided by operating activities was $369.8 million. The positive cash flow from operations was predominantly due to the cash components of our net income, offset by a $24.9 million increase in working capital, driven primarily by an increase in accounts receivable and inventories, partially offset by a decrease in payables for the year. In fiscal year 2016, our net cash provided by operating activities was $149.0 million. The positive cash flow from operations was predominantly due to the cash components of our net income, offset by a $108.7 million increase in working capital, driven primarily by an increase in inventories and a decrease in accounts payable for the year. In fiscal year 2015, our net cash provided by operating activities was $163.5 million. The positive cash flow from operations was predominantly due to the cash components of our net income, as well as a $17.3 million decrease in working capital, primarily due to a decrease in inventory and increase in accounts payable, offset by an increase in accounts receivable for the period.

In fiscal year 2017, the Company used approximately $69.9 million in cash related to investing activities principally related to $18.6 million in net purchases of marketable securities, and capital expenditures and technology investments of $51.3 million. In fiscal year 2016, the Company received approximately $20.2 million in cash provided by investing activities, principally due to the net maturities and sales of marketable securities of $103.1 million, partially offset by $46.1 million in capital expenditures and technology investments, and acquisitions of $36.8 million. In fiscal year 2015, approximately $324.4 million was used in investing activities, primarily due to the $444.1 million, net of cash obtained, used in conjunction with the Wolfson acquisition. An additional use of cash for the period was the $36.7 million in capital expenditures and technology investments. These uses of cash were offset by net maturities and sales of marketable securities of $168.4 million in anticipation of financing the Acquisition.

In fiscal year 2017, the Company used $117.5 million in financing activities. In fiscal year 2016, the Company used $76.9 million in financing activities. In fiscal year 2015, the Company received $205.5 million in cash provided by financing activities, principally as a result of the long-term revolving credit facility entered into in the second quarter of fiscal year 2015. The related influx of $226.4 million was offset by payments against the revolver balance of $46.0 million for the period. Payments against revolver balances in fiscal year 2017 and 2016 were $100.4 million and $20.0 million, respectively. See Note 7 and Revolving Credit Facilities below for more information relating to debt agreements and terms that existed during the periods. Beginning in fiscal year 2017 with the adoption of ASU 2016-09, excess tax benefits or shortfalls are not shown separately as a financing activity, as the income tax effects of employee stock-based compensation are shown as a component of net income as an operating activity. Excess tax benefits related to employee stock-based compensation generated $3.9 million and $37.7 million, in fiscal years 2016, and 2015, respectively. Additionally, in fiscal years 2017, 2016, and 2015, the Company utilized approximately $15.4 million, $60.5 million, and $10.5 million, respectively, in cash to repurchase and retire portions of its outstanding common stock. See Note 13 for a description of our Share Repurchase Program.

Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects, potential acquisitions of companies or technologies and the expansion of our sales and marketing activities. While we expect our offshore cash to represent a greater portion of our total cash over time, we believe our expected future cash earnings, existing cash, cash equivalents, investment balances, and available borrowings under our Credit Facility will be sufficient to meet our capital requirements both domestically and internationally, through at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time.

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

On July 12, 2016, Cirrus Logic entered into an amended and restated credit agreement (the “Amended Credit Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto, for the purpose of amending the Credit Agreement and providing ongoing working capital. The Amended Credit Agreement provides for a $300 million senior secured revolving credit facility (the “Amended

Facility”). The Amended Facility matures on July 12, 2021. Cirrus Logic must repay the outstanding principal amount of all borrowings, together with all accrued but unpaid interest thereon, on the maturity date. The Amended Facility is required to be guaranteed by all of Cirrus Logic’s material domestic subsidiaries (the “Subsidiary Guarantors”) and is secured by substantially all of the assets of Cirrus Logic and any Subsidiary Guarantors, except for certain excluded assets.

Borrowings under the Amended Facility may, at Cirrus Logic’s election, bear interest at either (a) a base rate plus the applicable margin (“Base Rate Loans”) or (b) a LIBOR Rate plus the applicable margin (“LIBOR Rate Loans”). The applicable margin ranges from 0% to .50% per annum for Base Rate Loans and 1.25% to 2.00% per annum for LIBOR Rate Loans based on the Leverage Ratio (as defined below). A commitment fee accrues at a rate per annum ranging from 0.20% to 0.30% (based on the Leverage Ratio) on the average daily unused portion of the commitment of the lenders. The Amended Credit Agreement contains certain financial covenants providing that (a) the ratio of consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters must not be greater than 3.00 to 1.00 (the “Leverage Ratio”) and (b) the ratio of consolidated EBITDA for the prior four consecutive fiscal quarters to consolidated fixed charges (including amounts paid in cash for consolidated interest expenses, capital expenditures, scheduled principal payments of indebtedness, and income taxes) for the prior four consecutive fiscal quarters must not be less than 1.25 to 1.00 as of the end of each fiscal quarter. The Amended Credit Agreement also contains negative covenants limiting the Company’s or any Subsidiary’s ability to, among other things, incur debt, grant liens, make investments, effect certain fundamental changes, make certain asset dispositions, and make certain restricted payments. At March 25, 2017, the Company was in compliance with all covenants under the Amended Credit Agreement and had $60.0 million of indebtedness outstanding under the Amended Facility, which is included in long-term liabilities on the Consolidated Balance Sheet.

See also Note 7 — Revolving Line of Credit.

Off Balance Sheet Arrangements

As of March 25, 2017, the Company did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, that were reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

In our business activities, we incur certain commitments to make future payments under contracts such as debt agreements, purchase orders, operating leases and other long-term contracts. Maturities under these contracts are set forth in the following table as of March 25, 2017:

	Payment due by period (in thousands)
	< 1 year	1-3 years	3-5 years	> 5 years	Total
Revolving line of credit	$—	$—	$60,000	$—	$60,000
Interest on revolving line of credit (1)	1,942	5,296	735	—	7,973
Facilities leases, net	6,688	19,508	18,397	38,212	82,805
Equipment and other commitments	67	225	220	432	944
Wafer purchase commitments	182,331	—	—	—	182,331
Assembly purchase commitments	3,557	—	—	—	3,557
Outside test purchase commitments	14,482	—	—	—	14,482
Other purchase commitments	18,445	3,148	—	—	21,593

Total	$227,512	$28,177	$79,352	$38,644	$373,685

(1)	Our debt is subject to a variable interest rate based on LIBOR. The interest included in the table above is based on the indexed rate in effect at the balance sheet date.

Certain of our operating lease obligations include escalation clauses. These escalating payment requirements are reflected in the table.

We are unable to make a reasonably reliable estimate as to when or if a cash settlement with taxing authorities will occur related to our unrecognized tax benefits. Therefore, our liability of $30.9 million for unrecognized tax benefits is not included in the table above. See Note 15 — Income Taxes, to the Consolidated Financial Statements for additional information.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks associated with interest rates on our debt securities, currency movements on non-U.S. dollar denominated assets and liabilities, and the effect of market factors on the value of our marketable equity securities. We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. All of the potential changes noted below are based on sensitivity analyses as of March 25, 2017. Actual results may differ materially.

Interest Rate Risk

Our primary financial instruments include cash equivalents, marketable securities, accounts receivable, pension plan assets / liabilities, accounts payable, and accrued liabilities. The Company’s investments are managed by outside professional managers within investment guidelines set by the Company. These guidelines include security type, credit quality, and maturity, and are intended to limit market risk by restricting the Company’s investments to high quality debt instruments with relatively short-term maturities. The Company does not currently use derivative financial instruments in its investment portfolio. Due to the short-term nature of our investment portfolio and the current low interest rate environment, our downside exposure to interest rate risk is minimal.

To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, the Company performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of March 25, 2017 and March 26, 2016, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $0.9 million and $0.4 million decline in the fair market value of the portfolio, respectively. The larger hypothetical decline in fair value at the end of fiscal year 2017 was due to the larger balance in total marketable securities, when compared to fiscal year 2016. Such losses would only be realized if the Company sold the investments prior to maturity.

Foreign Currency Exchange Risk

Our revenue and spending is transacted primarily in U.S. dollars; however, in fiscal years 2017, 2016, and 2015, we entered into routine transactions in other currencies to fund the operating needs of our technical support, and sales offices outside of the U.S. As of March 25, 2017 and March 26, 2016, a ten percent change in the value of the related currencies would not have a material impact on our results of operations and financial position. During fiscal years 2017 and 2016, we did not enter into any foreign currency hedging contracts. In fiscal year 2015, the Company acquired foreign currency hedging contracts that expired within the same fiscal year.

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Cirrus Logic, Inc.

We have audited the accompanying consolidated balance sheets of Cirrus Logic, Inc. as of March 25, 2017 and March 26, 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended March 25, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cirrus Logic, Inc. at March 25, 2017 and March 26, 2016, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended March 25, 2017, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock compensation in 2017.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cirrus Logic, Inc.’s internal control over financial reporting as of March 25, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

May 24, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Cirrus Logic, Inc.

We have audited Cirrus Logic, Inc.’s internal control over financial reporting as of March 25, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Cirrus Logic, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cirrus Logic, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 25, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cirrus Logic, Inc. as of March 25, 2017 and March 26, 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended March 25, 2017 of Cirrus Logic, Inc. and our report dated May 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

May 24, 2017

CIRRUS LOGIC, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 25,	March 26,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$351,166	$168,793
Marketable securities	99,813	60,582
Accounts receivable, net	119,974	88,532
Inventories	167,895	142,015
Prepaid assets	24,987	29,924
Other current assets	12,093	16,283

Total current assets	775,928	506,129
Long-term marketable securities	—	20,631
Property and equipment, net	168,139	162,656
Intangibles, net	135,188	162,832
Goodwill	286,767	287,518
Deferred tax assets	32,841	25,772
Other assets	14,607	16,345

Total assets	$1,413,470	$1,181,883

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$73,811	$71,619
Accrued salaries and benefits	40,190	21,239
Software license agreements	14,990	20,308
Other accrued liabilities	15,084	14,958

Total current liabilities	144,075	128,124
Long-term liabilities:
Debt	60,000	160,439
Software license agreements	3,146	8,136
Other long-term liabilities	54,557	25,701

Total long-term liabilities	117,703	194,276
Stockholders’ equity:
Preferred stock, 5.0 million shares authorized but unissued	—	—
Common stock, $0.001 par value, 280,000 shares authorized, 64,295 shares and 62,630 shares issued and outstanding at March 25, 2017 and March 26, 2016, respectively	64	63
Additional paid-in capital	1,259,215	1,203,433
Accumulated deficit	(107,014)	(344,345)
Accumulated other comprehensive (loss) income	(573)	332

Total stockholders’ equity	1,151,692	859,483

Total liabilities and stockholders’ equity	$1,413,470	$1,181,883

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Fiscal Years Ended
	March 25,	March 26,	March 28,
	2017	2016	2015
Net sales	$1,538,940	$1,169,251	$916,568
Cost of sales	781,125	614,411	490,820

Gross profit	757,815	554,840	425,748

Operating expenses
Research and development	303,658	269,217	197,878
Selling, general and administrative	127,265	117,082	99,509
Acquisition related costs	—	—	18,137
Restructuring and other, net	—	—	1,455
Asset impairment	9,842	—	—
Patent agreement and other	—	(11,670)	—

Total operating expenses	440,765	374,629	316,979

Income from operations	317,050	180,211	108,769
Interest income	1,676	877	579
Interest expense	(3,600)	(3,308)	(5,627)
Other expense	(79)	(1,791)	(12,172)

Income before income taxes	315,047	175,989	91,549
Provision for income taxes	53,838	52,359	36,371

Net income	261,209	123,630	55,178

Basic earnings per share	$4.12	$1.96	$0.88
Diluted earnings per share	$3.92	$1.87	$0.85
Basic weighted average common shares outstanding	63,329	63,197	62,503
Diluted weighted average common shares outstanding	66,561	65,993	65,235

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Fiscal Years Ended
	March 25,	March 26,	March 28,
	2017	2016	2015
Net income	$261,209	$123,630	$55,178

Other comprehensive income (loss), before tax
Foreign currency translation (gain) loss	(826)	294	—
Unrealized (gain) loss on marketable securities	47	(24)	107
Actuarial (gain) loss on pension plan	(79)	2,660	(1,625)
Reclassification of actuarial (gain) loss to net income	(89)	49	—

Benefit (provision) for income taxes	42	(537)	294

Comprehensive income	$260,304	$126,072	$53,954

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Months Ended
	March 25,	March 26,	March 28,
	2017	2016	2015
Cash flows from operating activities:
Net income	$261,209	$123,630	$55,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,433	58,060	34,855
Stock compensation expense	39,593	33,506	37,549
Deferred income taxes	10,885	23,202	32,238
Loss on retirement or write-off of long-lived assets	10,387	2,753	1,618
Actuarial loss amortization on defined benefit pension plan	116	729	292
Excess tax benefit from employee stock awards	—	(3,850)	(37,692)
Other non-cash charges	8,980	19,702	22,167
Net change in operating assets and liabilities:
Accounts receivable, net	(31,442)	24,156	(37,344)
Inventories	(25,880)	(57,819)	16,077
Other assets	575	(1,522)	285
Accounts payable and other accrued liabilities	1,772	(41,456)	36,504
Accrued salaries and benefits	18,951	(2,993)	7,047
Deferred income	—	(6,105)	(77)
Income taxes payable	10,969	(11,807)	(639)
Other accrued liabilities	203	(11,140)	(4,581)

Net cash provided by operating activities	369,751	149,046	163,477

Cash flows from investing activities:
Maturities and sales of available-for-sale marketable securities	212,863	125,660	301,847
Purchases of available-for-sale marketable securities	(231,432)	(22,570)	(133,436)
Purchases of property, equipment and software	(41,849)	(41,569)	(32,311)
Investments in technology	(9,447)	(4,519)	(4,387)
Loss on foreign exchange hedging activities	—	—	(11,976)
Acquisition of Wolfson, net of cash obtained	—	—	(444,138)
Acquisition of businesses, net of cash obtained	—	(36,759)	—

Net cash (used in) provided by investing activities	(69,865)	20,243	(324,401)

Cash flows from financing activities:
Proceeds from long-term revolver	—	—	226,439
Principal payments on long-term revolver	(100,439)	(20,000)	(46,000)
Debt issuance costs	(2,152)	—	(2,825)
Payments on capital lease agreements	(699)	—	—
Issuance of common stock, net of shares withheld for taxes	16,518	6,617	5,327
Repurchase of stock to satisfy employee tax withholding obligations	(14,089)	(6,861)	(4,624)
Repurchase and retirement of common stock	(15,439)	(60,503)	(10,534)
Excess tax benefit from employee stock awards	—	3,850	37,692
Contingent consideration payments	(1,213)	—	—

Net cash (used in) provided by financing activities	(117,513)	(76,897)	205,475

Net increase in cash and cash equivalents	182,373	92,392	44,551
Cash and cash equivalents at beginning of period	168,793	76,401	31,850

Cash and cash equivalents at end of period	$351,166	$168,793	$76,401

Supplemental disclosures of cash flow information
Cash payments during the year for:
Income taxes	$8,001	$23,785	$4,973
Interest	2,947	3,318	2,391

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Total
	Shares	Amount
Balance, March 29, 2014	61,956	$62	$1,078,816	$(440,634)	$(886)	$637,358
Net income	—	—	—	55,178	—	55,178
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	69	69
Change in pension liability, net of tax	—	—	—	—	(1,293)	(1,293)
Change in foreign currency translation adjustments	—	—	(29)	—	—	(29)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	1,709	2	5,326	(4,624)	—	704
Repurchase and retirement of common stock	(580)	(1)	—	(10,533)	—	(10,534)
Amortization of deferred stock compensation	—	—	37,626	—	—	37,626
Excess tax benefit from employee stock awards	—	—	37,692	—	—	37,692

Balance, March 28, 2015	63,085	63	1,159,431	(400,613)	(2,110)	756,771
Net income	—	—	—	123,630	—	123,630
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(15)	(15)
Change in pension liability, net of tax	—	—	—	—	2,163	2,163
Change in foreign currency translation adjustments	—	—	—	—	294	294
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	1,552	2	6,617	(6,861)	—	(242)
Repurchase and retirement of common stock	(2,007)	(2)	—	(60,501)	—	(60,503)
Amortization of deferred stock compensation	—	—	33,535	—	—	33,535
Excess tax benefit from employee stock awards	—	—	3,850	—	—	3,850

Balance, March 26, 2016	62,630	63	1,203,433	(344,345)	332	859,483
Net income	—	—	—	261,209	—	261,209
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	31	31
Change in pension liability, net of tax	—	—	—	—	(110)	(110)
Change in foreign currency translation adjustments	—	—	—	—	(826)	(826)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	2,145	2	16,516	(14,089)	—	2,429
Cumulative effect of adoption of ASU 2016-09	—	—	—	5,649	—	5,649
Repurchase and retirement of common stock	(480)	(1)	—	(15,438)	—	(15,439)
Amortization of deferred stock compensation	—	—	39,593	—	—	39,593
Excess tax benefit from employee stock awards	—	—	(327)	—	—	(327)

Balance, March 25, 2017	64,295	$64	$1,259,215	$(107,014)	$(573)	$1,151,692

The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

Basis of Presentation

We prepare financial statements on a 52- or 53-week year that ends on the last Saturday in March. Fiscal years 2017, 2016, and 2015 were 52-week years. The next 53-week year will be fiscal year 2018.

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

Inventories

We use the lower of cost or net realizable value to value our inventories, following the adoption of ASU 2015-11, with cost being determined on a first-in, first-out basis. One of the factors we consistently evaluate in the application of this method is the extent to which products are accepted into the marketplace. By policy, we evaluate market acceptance based on known business factors and conditions by comparing forecasted customer unit demand for our products over a specific future period, or demand horizon, to quantities on hand at the end of each accounting period.

On a quarterly and annual basis, we analyze inventories on a part-by-part basis. Product life cycles and the competitive nature of the industry are factors considered in the evaluation of customer unit demand at the end of each quarterly accounting period. Inventory quantities on-hand in excess of forecasted demand is considered to have reduced market value and, therefore, the cost basis is adjusted to the lower of cost or net realizable value. Typically, market values for excess or obsolete inventories are considered to be zero. Inventory charges recorded for excess and obsolete inventory, including scrapped inventory, represented $6.7 million and $4.8 million, in fiscal year 2017 and 2016, respectively. Inventory charges in fiscal year 2017 and 2016 related to a combination of quality issues and inventory exceeding demand.

Inventories were comprised of the following (in thousands):

	March 25,	March 26,
	2017	2016
Work in process	$83,332	$67,827
Finished goods	84,563	74,188

	$167,895	$142,015

Property, Plant and Equipment, net

Property, plant and equipment is recorded at cost, net of depreciation and amortization. Depreciation and amortization is calculated on a straight-line basis over estimated economic lives, ranging from three to 39 years. Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated useful life. Furniture, fixtures, machinery, and equipment are all depreciated over a useful life of three to 10 years, while buildings are depreciated over a period of up to 39 years. In general, our capitalized software is amortized over a useful life of three years, with capitalized enterprise resource planning software being amortized over a useful life of 10 years. Gains or losses related to retirements or dispositions of fixed assets are recognized in the period incurred. Additionally, if impairment indicators exist, the Company will assess the carrying value of the associated asset. In the fourth quarter of fiscal year 2017, the Company reassessed the carrying value of the property located in Edinburgh, Scotland, resulting in an asset impairment charge of $9.8 million.

Property, plant and equipment was comprised of the following (in thousands):

	March 25,	March 26,
	2017	2016
Land	$26,379	$26,379
Buildings	74,266	73,513
Furniture and fixtures	14,231	13,226
Leasehold improvements	4,355	2,637
Machinery and equipment	123,054	105,880
Capitalized software	24,839	25,127
Construction in progress	22,972	5,411

Total property, plant and equipment	290,096	252,173
Less: Accumulated depreciation and amortization	(121,957)	(89,517)

Property, plant and equipment, net	$168,139	$162,656

Depreciation and amortization expense on property, plant, and equipment for fiscal years 2017, 2016, and 2015 was $26.1 million, $22.3 million, and $15.4 million, respectively.

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

Goodwill is recorded at the time of an acquisition and is calculated as the difference between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. The Company tests goodwill and indefinite lived intangibles for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management’s assessment of qualitative factors to determine whether it is more likely than not that goodwill and other intangible assets are impaired. If management concludes from its assessment of qualitative factors that it is more likely than not that impairment exists, then a quantitative impairment test will be performed involving management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in these evaluations. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. The Company has recorded no goodwill impairments in fiscal years 2017, 2016, and 2015. There were no material intangible asset impairments in fiscal years 2017, 2016, or 2015.

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

Pension

Defined benefit pension plans are accounted for based upon the provisions of ASC Topic 715, “Compensation — Retirement Benefits.”

The funded status of the plan is recognized in the Consolidated Balance Sheet. Subsequent re-measurement of plan assets and benefit obligations, if deemed necessary, would be reflected in the Consolidated Balance Sheet in the subsequent interim period to reflect the overfunded or underfunded status of the plan.

The Company engages external actuaries on at least an annual basis to provide a valuation of the plan’s assets and projected benefit obligation and to record the net periodic pension cost. On a quarterly basis, the Company will evaluate current information available to us to determine whether the plan’s assets and projected benefit obligation should be re-measured.

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

We had three contract manufacturers, Hongfujin Precision, Protek, and Jabil Circuits who represented 20 percent, 15 percent, and 13 percent, respectively of our consolidated gross trade accounts receivable as of the end of fiscal year 2017. Hongfujin Precision and Protek represented 23 percent and 11 percent, respectively, and Samsung Electronics, a direct customer, represented 23 percent of our consolidated gross trade accounts receivable as of the end of fiscal year 2016. No other distributor or customer had receivable balances that represented more than 10 percent of consolidated gross trade accounts receivable as of the end of fiscal year 2017 and 2016.

Since the components we produce are largely proprietary and generally not available from second sources, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, from a distributor, or through a third party manufacturer contracted to produce their end product. For fiscal years 2017, 2016, and 2015, our ten largest end customers represented approximately 92 percent, 89 percent, and 87 percent, of our sales, respectively. For fiscal years 2017, 2016, and 2015, we had one end customer, Apple Inc., who purchased through multiple contract manufacturers and represented approximately 79 percent, 66 percent, and 72 percent, of the Company’s total sales, respectively. Samsung Electronics represented 15 percent of the Company’s total sales in fiscal year 2016. No other customer or distributor represented more than 10 percent of net sales in fiscal years 2017, 2016, or 2015.

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

Although the Company terminated its Ship and Debit Arrangements with all distributors along with certain ancillary agreements related to the Ship and Debit Arrangements, the Company continues to grant varying levels of stock rotation and price protection rights based on individual distributor agreements. To the extent these rights are implicated in any transaction with a distributor, we continue to evaluate their effect on when the revenue recognition criteria have been met.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $1.7 million, $1.6 million, and $1.1 million, in fiscal years 2017, 2016, and 2015, respectively.

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

Income Taxes

We are required to calculate income taxes in each of the jurisdictions in which we operate. This process involves calculating the actual current tax liability as well as assessing temporary differences in the recognition of income or loss for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheet. We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company evaluates the ability to realize its deferred tax assets based on all the facts and circumstances, including projections of future taxable income and expiration dates of carryover tax attributes.

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

The following table details the calculation of basic and diluted earnings per share for fiscal years 2017, 2016, and 2015, (in thousands, except per share amounts):

	Fiscal Years Ended
	March 25,	March 26,	March 28,
	2017	2016	2015
Numerator:
Net income	$261,209	$123,630	$55,178
Denominator:
Weighted average shares outstanding	63,329	63,197	62,503
Effect of dilutive securities	3,232	2,796	2,732

Weighted average diluted shares	66,561	65,993	65,235

Basic earnings per share	$4.12	$1.96	$0.88
Diluted earnings per share	$3.92	$1.87	$0.85

The weighted outstanding options excluded from our diluted calculation for the years ended March 25, 2017, March 26, 2016, and March 28, 2015 were 389 thousand, 468 thousand, and 718 thousand, respectively, as the exercise price exceeded the average market price during the period.

Accumulated Other Comprehensive Income (Loss)

Our accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments, unrealized gains and losses on investments classified as available-for-sale and actuarial gains and losses on our pension plan assets. See Note 14 — Accumulated Other Comprehensive Income (Loss) for additional discussion.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606). The purpose of this ASU is to converge revenue recognition requirements per GAAP and International Financial Reporting Standards (IFRS). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date after public comment supported a proposal to delay the effective date of this ASU to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is currently in the process of reviewing our customers’ contracts in respect of performance obligation identification and satisfaction, pricing, warranties, and return rights, among other considerations. Through this process, the Company currently expects no material modifications to its financial statements upon adoption of this ASU.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this ASU provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company adopted this ASU in the fourth quarter of fiscal year 2017 with no material modifications to the Company’s financial statements as a result.

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and that the amortization of debt issuance costs is reported as interest expense. ASU 2015-03 is to be applied retrospectively and represents a change in accounting principle. In August 2015, the FASB issued FASB ASU No. 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 clarified the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Debt issuance costs related to a line-of-credit arrangement may be presented in the balance sheet as an asset and subsequently amortized ratably over the term of the arrangement regardless of whether there are any outstanding borrowings. Both ASU 2015-03 and ASU 2015-15 are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Earlier adoption is permitted for financial statements that have not been previously issued. The Company adopted these ASUs in fiscal year 2017 with no material impact to its financial statements.

In April 2015, the FASB issued ASU No. 2015-04, Compensation — Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. The ASU is part of the FASB’s “Simplification Initiative” to reduce complexity in accounting standards. The FASB decided to permit entities to measure defined benefit plan assets and obligations as of the month-end that is closest to their fiscal year-end. An entity is required to disclose the accounting policy election and the date used to measure defined benefit plan assets and obligations in accordance with the amendments in this update. The amendments in this update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with earlier application permitted. The Company adopted this ASU in the first quarter of fiscal year 2017, with no material impact to its financial statements.

In July 2015, ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory was issued. This ASU requires companies to subsequently measure inventory at the lower of cost and net realizable value versus the previous lower of cost or market. The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, to be applied prospectively. Early application is permitted. The Company early adopted this ASU in fiscal year 2017 with no material modifications to its financial statements as a result.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU requires all excess tax benefits and deficiencies to be recognized as income tax benefit / expense in the income statement and presented as an operating activity in the statement of cash flows. Forfeitures can be calculated based on either the estimated number of awards that are expected to vest, as required by current guidance, or when forfeitures actually occur. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted, but all amendments must be adopted in the same period and any adjustments should be reflected as of the beginning of the fiscal year if adopted in an interim period. The Company early adopted in the third quarter of fiscal year 2017, which resulted in the following:

◾

We recorded excess tax benefits within income tax expense, rather than in additional paid-in capital (“APIC”), of $2.2 million, $8.0 million, $10.8 million and $1.9 million for the first, second, third and fourth quarters of fiscal year 2017, respectively.

◾

We recorded a cumulative-effect adjustment as of March 27, 2016 to increase retained earnings by $5.6 million, with a corresponding increase to deferred tax assets, to recognize net operating loss and tax credit carryforwards attributable to excess tax benefits on stock-based compensation that had not been previously recognized.

◾	We now include the excess tax benefits in net operating cash rather than net financing cash in our Consolidated Statements of Cash Flows.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires credit losses on available-for-sale debt securities to be presented as an allowance rather than a write-down. Unlike current U.S. GAAP, the credit losses could be reversed with changes in estimates, and recognized in current year earnings. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods. The Company is currently evaluating the impact of this ASU with no expected material impact.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU covers several cash flow issues, including the presentation of contingent consideration payments made after a business combination. Cash payments up to the amount of the liability recognized at the acquisition date (including measurement-period adjustments) should be classified as financing activities. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted, including in an interim period, with a required retrospective transition method applied to each period presented. The Company early adopted in the fourth quarter of fiscal year 2017. See Statement of Cash Flows for presentation of contingent consideration payment.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU relates to income tax consequences of non-inventory intercompany asset transfers. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted, as of the beginning of an annual reporting period. The guidance requires companies to apply a modified retrospective approach with a cumulative catch-up adjustment to beginning retained earnings in the period of adoption. The Company is currently evaluating the impact of this ASU.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The update states that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business, and should be treated as an asset acquisition instead. This ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted under specific circumstances, including in an interim period, with prospective application on or after the effective date. The Company is currently evaluating the financial statement impact of this ASU, which is dependent upon the specific terms of any applicable future acquisitions or dispositions.

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments — Equity Method and Joint Ventures (Topic 323). This ASU amends the disclosure requirements for ASU 2014-09, Revenue from Contracts with Customers (Topic 606), ASU 2016-02, Leases (Topic 842) and ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU states that if a registrant does not know or cannot reasonably estimate the impact that the adoption of the above ASUs is expected to have on the financial statements, then in addition to making a statement to that effect, the registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the standard will have on the financial statements of the registrant when adopted. This ASU was effective upon issuance. The adoption did not have a material impact on the Company’s financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates step two of the goodwill impairment test. An impairment charge is to be recognized for the amount by which the current value exceeds the fair value. This ASU is effective for annual periods beginning after December 15, 2019, including interim periods. Early adoption is permitted, for interim or annual goodwill impairment tests performed after January 1, 2017, and should be applied prospectively. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this update. The Company is currently evaluating the impact of this ASU.

3.	Marketable Securities

The Company’s investments have been classified as available-for-sale securities in accordance with U.S. GAAP. Marketable securities are categorized on the Consolidated Balance Sheet as “Marketable securities” within the short-term or long-term classification, as appropriate.

The following table is a summary of available-for-sale securities (in thousands):

As of March 25, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$33,350	$—	$(20)	$33,330
Commercial paper	66,518	—	(35)	66,483

Total securities	$99,868	$—	$(55)	$99,813

The Company’s specifically identified gross unrealized losses of $55 thousand relates to 18 different securities with a total amortized cost of approximately $99.9 million at March 25, 2017. Four securities had been in a continuous unrealized loss position for more than 12 months as of March 25, 2017. The gross unrealized loss on these securities was less than one tenth of one percent of the position value. Because the Company does not intend to sell the investments at a loss and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost basis, the Company did not consider the investment in these securities to be other-than-temporarily impaired at March 25, 2017.

As of March 26, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$81,310	$3	$(100)	$81,213

The Company’s specifically identified gross unrealized losses of $100 thousand relates to 21 different securities with a total amortized cost of approximately $64.7 million at March 26, 2016. Two securities had been in a continuous unrealized loss position for more than 12 months as of March 26, 2016, both of which matured in fiscal year 2017. Because the Company did not intend to sell the investments at a loss and it was not more likely than not that the Company would be required to sell the investments before recovery of its amortized cost basis, the Company did not consider the investment to be other-than-temporarily impaired at March 26, 2016.

The cost and estimated fair value of available-for-sale investments by contractual maturity were as follows:

	March 25, 2017		March 26, 2016
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$99,868	$99,813	$60,603	$60,582
After 1 year	—	—	20,707	20,631

Total	$99,868	$99,813	$81,310	$81,213

4.	Fair Value of Financial Instruments

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

◾	Level 1 — Quoted prices in active markets for identical assets or liabilities.

◾

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

◾	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

In connection with one of the Company’s second quarter fiscal year 2016 acquisitions, the Company reports contingent consideration based upon achievement of certain milestones. This liability is classified as Level 3 and is valued using a discounted cash flow model. The assumptions used in preparing the discounted cash flow include discount rate estimates and cash flow amounts.

The Company’s long-term revolving facility, described in Note 7, bears interest at a base rate plus applicable margin or LIBOR plus applicable margin. As of March 25, 2017, the fair value of the Company’s long-term revolving facility approximates carrying value based on estimated margin.

As of March 25, 2017 and March 26, 2016, the Company classified all investment portfolio assets and pension plan assets (discussed in Note 9) as Level 1 or Level 2 assets and liabilities. The only Level 3 liability is the contingent consideration described above and below. The Company has no Level 3 assets. There were no transfers between Level 1, Level 2, or Level 3 measurements for the years ending March 25, 2017 and March 26, 2016.

The following summarizes the fair value of our financial instruments, exclusive of pension plan assets detailed in Note 9, at March 25, 2017 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$313,982	$—	$—	$313,982
Available-for-sale securities
Corporate debt securities	$—	$33,330	$—	$33,330
Commercial paper	—	66,483	—	66,483

Liabilities:	$—	$99,813	$—	$99,813
Other accrued liabilities
Contingent consideration — short-term	$—	$—	$4,695	$4,695

The following summarizes the fair value of our financial instruments at March 26, 2016 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Cash equivalents
Money market funds	$79,256	$—	$—	$79,256
Available-for-sale securities
Corporate debt securities	$—	$81,213	$—	$81,213
Liabilities:
Other accrued liabilities
Contingent consideration — short-term	$—	$—	$4,709	$4,709
Other long-term liabilities
Contingent consideration — long-term	$—	$—	$4,359	$4,359

Contingent consideration

The following summarizes the fair value of the contingent consideration at March 25, 2017:

	Maximum Value if Milestones Achieved (in thousands)	Estimated Discount Rate (%)	Fair Value (in thousands)
Tranche A — 18 month earn out period	$5,000	7.0	$—
Tranche B — 30 month earn out period	5,000	7.7	4,695

	$10,000		$4,695

Fiscal year ended March 25, 2017 (in thousands)
Beginning balance	$9,068
Adjustment to estimates (research and development expense)	(3,579)
Payout of Tranche A contingent consideration	(1,213)
Fair value charge recognized in earnings (research and development expense)	419

Ending balance	$4,695

The valuation of contingent consideration is based on a weighted-average discounted cash flows model. The fair value is reviewed and estimated on a quarterly basis based on the probability of achieving defined milestones and current interest rates. Significant changes in any of the unobservable inputs used in the fair value measurement of contingent consideration could result in a significantly lower or higher fair value. A change in projected outcomes if milestones are achieved would be accompanied by a directionally similar change in fair value. A change in discount rate would be accompanied by a directionally opposite change in fair value. Changes to the fair value due to changes in assumptions would be reported in research and development expense in the Consolidated Statements of Income. In the second quarter of fiscal year 2017, changes in milestone estimates of Tranche A occurred following a review of product shipment forecasts within the earn out period. The revised estimates reduced the fair value of the liability prior to the pay out in the fourth quarter of fiscal year 2017.

5.	Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	March 25,	March 26,
	2017	2016
Gross accounts receivable	$120,408	$89,007
Allowance for doubtful accounts	(434)	(475)

Accounts receivable, net	$119,974	$88,532

The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Balance, March 29, 2014	$(229)
Bad debt expense, net of recoveries	(127)

Balance, March 28, 2015	(356)
Bad debt expense, net of recoveries	(119)

Balance, March 26, 2016	(475)
Bad debt expense, net of recoveries	41

Balance, March 25, 2017	$(434)

Recoveries on bad debt were immaterial for the three years presented above.

6.	Intangibles, net and Goodwill

The intangibles, net balance included on the Consolidated Balance Sheet was $135.2 million and $162.8 million at March 25, 2017 and March 26, 2016, respectively.

The following information details the gross carrying amount and accumulated amortization of our intangible assets (in thousands):

	March 25, 2017		March 26, 2016
Intangible Category / Weighted-Average Amortization period (in years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core technology (a)	$1,390	$(1,390)	$1,390	$(1,390)
License agreement (a)	440	(440)	440	(440)
Existing technology (6.1)	117,975	(53,960)	117,975	(32,873)
In-process research & development (“IPR&D”) (7.3)	72,750	(24,245)	72,750	(14,082)
Trademarks and tradename (10.0)	3,037	(2,208)	3,037	(2,076)
Customer relationships (10.0)	15,381	(4,191)	15,381	(2,655)
Backlog (a)	220	(220)	220	(147)
Non-compete agreements (a)	470	(470)	470	(209)
Technology licenses (3.1)	24,540	(13,891)	16,661	(11,620)

Total	$236,203	$(101,015)	$228,324	$(65,492)

(a)	Intangible assets are fully amortized.

Amortization expense for intangibles in fiscal years 2017, 2016, and 2015 was $37.4 million, $35.7 million, and $18.2 million, respectively. The following table details the estimated aggregate amortization expense for all intangibles owned as of March 25, 2017, for each of the five succeeding fiscal years and in the aggregate thereafter (in thousands):

For the year ended March 31, 2018	$37,563
For the year ended March 30, 2019	$35,660
For the year ended March 28, 2020	$26,499
For the year ended March 27, 2021	$15,895
For the year ended March 26, 2022	$12,145
Thereafter	$8,523

The goodwill balance included on the Consolidated Balance Sheet is $286.8 million and $287.5 million at March 25, 2017 and March 26, 2016, respectively.

7.	Revolving Line of Credit

On August 29, 2014, Cirrus Logic entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto. The Credit Agreement provided for a $250 million senior secured revolving credit facility (the “Credit Facility”). Borrowings under the Credit Facility were used for general corporate purposes.

On July 12, 2016, Cirrus Logic entered into an amended and restated credit agreement (the “Amended Credit Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto, for the purpose of amending the Credit Agreement and providing ongoing working capital. The Amended Credit Agreement provides for a $300 million senior secured revolving credit facility (the “Amended Facility”). The Amended Facility matures on July 12, 2021. Cirrus Logic must repay the outstanding principal amount of all borrowings, together with all accrued but unpaid interest thereon, on the maturity date. The Amended Facility is required to be guaranteed by all of Cirrus Logic’s material domestic subsidiaries (the “Subsidiary Guarantors”) and is secured by substantially all of the assets of Cirrus Logic and any Subsidiary Guarantors, except for certain excluded assets.

Borrowings under the Amended Facility may, at Cirrus Logic’s election, bear interest at either (a) a base rate plus the applicable margin (“Base Rate Loans”) or (b) a LIBOR Rate plus the applicable margin (“LIBOR Rate Loans”). The applicable margin ranges from 0% to .50% per annum for Base Rate Loans and 1.25% to 2.00% per annum for LIBOR Rate Loans based on the Leverage Ratio (as defined below). A commitment fee accrues at a rate per annum ranging from 0.20% to 0.30% (based on the Leverage Ratio) on the average daily unused portion of the commitment of the lenders. The Amended Credit Agreement contains certain financial covenants providing that (a) the ratio of consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters must not be greater than 3.00 to 1.00 (the “Leverage Ratio”) and (b) the ratio of consolidated EBITDA for the prior four consecutive fiscal quarters to consolidated fixed charges (including amounts paid in cash for consolidated interest expenses, capital expenditures, scheduled principal payments of indebtedness, and income taxes) for the prior four consecutive fiscal quarters must not be less than 1.25 to 1.00 as of the end of each fiscal quarter. The Amended Credit Agreement also contains negative covenants limiting the Company’s or any Subsidiary’s ability to, among other things, incur debt, grant liens, make investments, effect certain fundamental changes, make certain asset dispositions, and make certain restricted payments.

At March 25, 2017, the Company was in compliance with all covenants under the Amended Credit Agreement. The Company had borrowed $60.0 million under the Amended Facility as of March 25, 2017, which is included in long-term liabilities on the Consolidated Balance Sheet under the caption “Debt.”

8.	Restructuring and Other, net

The fiscal year 2015 restructuring costs incurred relate to the Wolfson acquisition and consisted primarily of bank and legal fees, as well as certain expenses for stock compensation. The related charges are shown as a separate line item captioned “Restructuring and other, net” in the Consolidated Statements of Income.

As of March 25, 2017 and March 26, 2016, we have no remaining restructuring accrual on the Consolidated Balance Sheet.

9.	Postretirement Benefit Plans

Pension Plan

As a result of the Acquisition in fiscal year 2015, the Company now fully funds a defined benefit pension scheme (“the Scheme”), formerly maintained by Wolfson, for some of the employees in the United Kingdom. The Scheme was closed to new participants as of July 2, 2002. As of April 30, 2011, the participants in the Scheme no longer accrue benefits and therefore the Company will not be required to pay contributions in respect of future accrual.

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

As of March 26, 2016, the Company was obligated to contribute approximately $0.5 million to the Scheme, which was recorded on the fiscal year 2016 Consolidated Balance Sheet in “Accrued salaries and benefits”. On April 25, 2016, the Company paid the $0.5 million, which was previously accrued. No further obligations are accrued as of March 25, 2017.

The Company initiated an Enhanced Transfer Value (ETV) offer to 49 Scheme participants in fiscal year 2017. The ETV offer expired on December 23, 2016, and nine participants accepted. As a result, the Company paid the required ETV contribution of $0.5 million and recorded the associated pension expense of $0.4 million. The Company expects to completely close the Scheme over the next ten years.

The following tables set forth the benefit obligation, the fair value of plan assets, and the funded status of the Scheme (in thousands):

	March 25,	March 26,
	2017	2016
Change in benefit obligation:
Beginning balance	$23,968	$27,091
Expenses	—	15
Interest cost	759	821
Plan settlements	(4,517)	—
Benefits paid and expenses	(264)	(1,095)
Change in foreign currency exchange rate	(2,763)	(1,221)
Actuarial (gain) / loss	3,940	(1,643)

Total benefit obligation ending balance	21,123	23,968
Change in plan assets:
Beginning balance	25,688	26,735
Actual return on plan assets	3,933	(155)
Employer contributions	990	1,409
Plan settlements	(5,243)	—
Change in foreign currency exchange rate	(2,961)	(1,206)
Benefits paid and expenses	(264)	(1,095)

Fair value of plan assets ending balance	22,143	25,688

Funded status of Scheme at end of year	$1,020	$1,720

The assets and obligations of the Scheme are denominated in British Pound Sterling. Based on an actuarial study performed as of March 25, 2017, the Scheme is overfunded and a long-term asset is reflected in the

Company’s Consolidated Balance Sheet under the caption “Other assets”. The Company’s plan assets and obligations are measured as of the fiscal year-end. The weighted-average discount rate assumption used to determine benefit obligations as of March 25, 2017 March 26, 2016 and March 28, 2015 was 2.7%, 3.6%, and 3.2%, respectively.

The components of the Company’s net periodic pension expense (income) are as follows (in thousands):

	Fiscal Years Ended
	March 25,	March 26,	March 28,
	2017	2016	2015
Expenses	$—	$15	$16
Interest cost	759	821	544
Expected return on plan assets	(1,126)	(1,212)	(792)
Settlement (gain) loss	1,063	—	—
Amortization of actuarial (gain) loss	(89)	49	—

	$607	$(327)	$(232)

The following weighted-average assumptions were used to determine net periodic benefit costs for the year ended March 25, 2017, March 26, 2016, and March 28, 2015:

	2017	2016	2015
Discount rate	3.60%	3.20%	4.00%
Expected long-term return on plan assets	4.93%	4.65%	5.36%

We report and measure the plan assets of our defined benefit pension at fair value. The Company’s pension plan assets consist of cash, equity securities, corporate debt securities, and diversified growth funds. The fair value of the pension plan assets is determined through an external actuarial valuation, following a similar process of obtaining inputs as described above.

The table below sets forth the fair value of our plan assets as of March 25, 2017, using the same three-level hierarchy of fair-value inputs described in Note 4 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Plan Assets:
Cash	$160	$—	$—	$160
Pension funds	—	21,983	—	21,983

	$160	$21,983	$—	$22,143

The table below sets forth the fair value of our plan assets as of March 26, 2016, (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Plan Assets:
Cash	$42	$—	$—	$42
Pension funds	—	25,646	—	25,646

	$42	$25,646	$—	$25,688

Amounts recognized in accumulated other comprehensive income (loss) for the period that have not yet been recognized as components of net periodic benefit cost consist of (in thousands):

Fiscal Year
2017
Net actuarial loss	$(79)

Accumulated other comprehensive income, before tax	$(79)

The Company will amortize the actuarial gain over a period of twenty-five years based on actuarial assumptions, including life expectancy. The following table provides the estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal year 2018 (in thousands):

Fiscal Year
2018
Transition (asset) obligation	$—
Prior service cost	—
Actuarial loss (gain)	(37)

The Company contributed $0.5 million to the pension plan in fiscal year 2017 as discussed above.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the following fiscal years (in thousands):

Benefit
Payments
2018	$266
2019	411
2020	481
2021	472
2022	415
Thereafter	2,765

The expected long-term return on plan assets is based on historical actual return experience and estimates of future long-term performance with consideration to the expected investment mix of the plan assets. It is the policy of the Trustees and the Company to review the investment strategy periodically. The Trustees’ investment objectives and the processes undertaken to measure and manage the risks inherent in the Scheme investment strategy are illustrated by the current asset allocation. The current mix of the assets is as follows:

	Actual Allocation
	2017	2016
Equity securities	33%	32%
Corporate bonds	48	47
Diversified growth	19	21
Cash	—	—

Total	100%	100%

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

401(k) Plans

We have 401(k) Profit Sharing Plans (the “401(k) Plans”) covering all of our qualifying employees. Under the 401(k) Plans, employees may elect to contribute any percentage of their annual compensation up to the annual IRS limitations. The Company matches 50 percent of the first 8 percent of the employees’ annual contribution. We made matching employee contributions of $5.5 million, $4.3 million, and $2.5 million during fiscal years 2017, 2016, and 2015, respectively.

10.	Equity Compensation

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

The following table summarizes the activity in total shares available for grant (in thousands):

Shares
Available for
Grant
Balance, March 29, 2014	3,547
Shares added	3,300
Granted	(3,181)
Forfeited	230

Balance, March 28, 2015	3,896
Shares added	4,900
Granted	(2,676)
Forfeited	167

Balance, March 26, 2016	6,287
Shares added	—
Granted	(1,719)
Forfeited	124

Balance, March 25, 2017	4,692

As of March 25, 2017, approximately 13.3 million shares of common stock were reserved for issuance under the Plan.

Stock Compensation Expense

The following table summarizes the effects of stock-based compensation on cost of goods sold, research and development, sales, general and administrative, pre-tax income, and net income after taxes for shares granted under the Plan (in thousands, except per share amounts):

	Fiscal Year
	2017	2016	2015
Cost of sales	$1,071	$1,145	$747
Research and development	21,186	17,173	11,222
Sales, general and administrative	17,336	15,188	25,580

Effect on pre-tax income	39,593	33,506	37,549
Income Tax Benefit	(12,482)	(10,306)	(11,467)

Total share-based compensation expense (net of taxes)	27,111	23,200	26,082

Share-based compensation effects on basic earnings per share	$0.43	$0.37	$0.42
Share-based compensation effects on diluted earnings per share	0.41	0.35	0.40

The total share based compensation expense included in the table above and which is attributable to restricted stock awards, restricted stock units and market stock units was $35.5 million, $30.3 million, $34.0 million, for fiscal years 2017, 2016, and 2015, respectively. Share based compensation expense recognized is presented within operating activities in the Consolidated Statement of Cash Flows.

As of March 25, 2017, there was $75.2 million of compensation costs related to non-vested stock options, restricted stock units, and market stock units granted under the Company’s equity incentive plans not yet recognized in the Company’s financial statements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.29 years for stock options, 1.45 years for restricted stock units, and 1.70 years for market stock units.

In addition to the income tax benefit of share-based compensation expense shown in the table above, the Company recognized excess tax benefits of $22.9 million in fiscal year 2017 as a result of the Company’s early adoption of ASU 2016-09, discussed in Note 2. No excess tax benefits were recognized within income tax expense in fiscal years 2016 or 2015.

Stock Options

We estimated the fair value of each stock option granted on the date of grant using the Black-Scholes option-pricing model using a dividend yield of zero and the following additional assumptions:

	March 25, 2017	March 26, 2016	March 28, 2015
Expected stock price volatility	47.66%	40.13 - 45.07%	38.79 - 42.12%
Risk-free interest rate	1.13%	0.94 - 1.05%	0.49 - 0.91%
Expected term (in years)	2.79	2.72 - 2.97	2.15 - 2.87

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

Using the Black-Scholes option valuation model, the weighted average estimated fair values of employee stock options granted in fiscal years 2017, 2016, and 2015, were $22.84, $12.58, and $7.26, respectively.

During fiscal years 2017, 2016, and 2015, we received a net $16.4 million, $6.5 million, $5.2 million, respectively, from the exercise of 1.4 million, 0.8 million, and 0.7 million, respectively, stock options granted under the Company’s Stock Plan.

The total intrinsic value of stock options exercised during fiscal year 2017, 2016, and 2015, was $52.2 million, $19.7 million, and $12.8 million, respectively. Intrinsic value represents the difference between the market value of the Company’s common stock at the time of exercise and the strike price of the stock option.

Additional information with respect to stock option activity is as follows (in thousands, except per share amounts):

	Outstanding Options
		Weighted
		Average
	Number	Exercise Price
Balance, March 29, 2014	3,725	$12.42
Options granted	310	21.69
Options exercised	(696)	7.47
Options forfeited	(5)	19.94
Options expired	(1)	4.65

Balance, March 28, 2015	3,333	$14.31
Options granted	387	31.39
Options exercised	(773)	8.46
Options forfeited	—	—
Options expired	(22)	35.41

Balance, March 26, 2016	2,925	$17.96
Options granted	215	54.65
Options exercised	(1,382)	11.87
Options forfeited	—	—
Options expired	—	—

Balance, March 25, 2017	1,758	$27.25

Additional information with regards to outstanding options that are vesting, expected to vest, or exercisable as of March 25, 2017 is as follows (in thousands, except years and per share amounts):

		Weighted	Weighted Average
	Number of	Average	Remaining Contractual	Aggregate
	Options	Exercise price	Term (years)	Intrinsic Value
Vested and expected to vest	1,757	$27.24	6.40	$57,674
Exercisable	1,128	$21.77	5.18	$43,196

In accordance with U.S. GAAP, stock options outstanding that are expected to vest are presented net of estimated future option forfeitures, which are estimated as compensation costs are recognized. Options with a fair value of $3.8 million, $3.4 million, and $4.4 million, became vested during fiscal years 2017, 2016, and 2015, respectively.

The following table summarizes information regarding outstanding and exercisable options as of March 25, 2017 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
		Contractual Life	Average Exercise	Number	Average
Range of Exercise Prices	Number	(years)	Price	Exercisable	Exercise Price
$2.90 - $15.41	371	3.33	$11.01	371	$11.01
$16.21 - $20.37	328	5.81	18.63	242	18.02
$20.40 - $24.14	265	6.48	23.29	203	23.30
$31.25 - $31.25	331	8.61	31.25	91	31.25
$32.29 - $38.99	248	5.97	38.00	221	38.60
$54.65 - $54.65	215	9.61	54.65	—	—

	1,758	6.40	$27.25	1,128	$21.77

As of March 25, 2017 and March 26, 2016, the number of options exercisable was 1.1 million and 2.2 million, respectively.

Restricted Stock Awards

The Company periodically grants restricted stock awards (“RSA’s”) to select employees. The grant date for these awards is equal to the measurement date and the awards are valued as of the measurement date and amortized over the requisite vesting period, which is no more than four years.

There were no RSA’s outstanding as of March 25, 2017. RSA’s with a fair value of $86 thousand became vested during fiscal year 2015. No RSA’s became vested during fiscal year 2016 and 2017.

Restricted Stock Units

Commencing in fiscal year 2011, the Company began granting restricted stock units (“RSU’s”) to select employees. These awards are valued as of the grant date and amortized over the requisite vesting period. Generally, RSU’s vest 100 percent on the first to third anniversary of the grant date depending on the vesting specifications. A summary of the activity for RSU’s in fiscal year 2017, 2016, and 2015 is presented below (in thousands, except year and per share amounts):

		Weighted
		Average
	Shares	Fair Value
March 29, 2014	2,309	$25.26
Granted	1,887	22.04
Vested	(1,224)	19.52
Forfeited	(151)	26.17

March 28, 2015	2,821	25.57
Granted	1,437	31.51
Vested	(992)	32.48
Forfeited	(103)	24.75

March 26, 2016	3,163	26.14
Granted	947	52.40
Vested	(1,032)	24.67
Forfeited	(83)	28.40

March 25, 2017	2,995	$34.91

The aggregate intrinsic value of RSU’s outstanding as of March 25, 2017 was $179.9 million. Additional information with regards to outstanding restricted stock units that are expected to vest as of March 25, 2017, is as follows (in thousands, except year and per share amounts):

		Weighted	Weighted Average
		Average	Remaining Contractual
	Shares	Fair Value	Term (years)
Expected to vest	2,870	$34.64	1.43

RSU’s outstanding that are expected to vest are presented net of estimated future forfeitures, which are estimated as compensation costs are recognized. RSU’s with a fair value of $25.5 million and $32.2 million became vested during fiscal years 2017 and 2016, respectively. The majority of RSUs that vested in 2017 and 2016 were net settled such that the Company withheld a portion of the shares at fair value to satisfy tax withholding requirements. In fiscal years 2017 and 2016, the vesting of RSU’s reduced the authorized and unissued share balance by approximately 1.0 million and 1.0 million, respectively. Total shares withheld and subsequently retired out of the Plan were approximately 0.3 million and 0.2 million, and total payments for the employees’ tax obligations to taxing authorities were $14.1 million and $6.9 million for fiscal years 2017 and 2016, respectively. A portion of RSUs that vested in fiscal year 2017 and 2016 were cash settled such that the Company received cash from employees in lieu of withholding shares to satisfy tax withholding requirements. The total amount received from cash settled shares during fiscal year 2017 and 2016 was $0.1 million and $0.1 million, respectively.

Market Stock Units

In fiscal year 2015, the Company began granting market stock units (“MSU’s”) to select employees. MSU’s vest based upon the relative total shareholder return (“TSR”) of the Company as compared to that of the Index. The requisite service period for these MSU’s is also the vesting period, which is three years. The fair value of each MSU granted was determined on the date of grant using the Monte Carlo simulation, which calculates the present value of the potential outcomes of future stock prices of the Company and the Index over the requisite service period. The projection of the stock prices is based on the risk-free rate of return, the volatilities of the stock price of the Company and the Index, the correlation of the stock price of the Company with the Index, and the dividend yield.

The fair values estimated from the Monte Carlo simulation were calculated using a dividend yield of zero and the following additional assumptions:

	Year Ended
	March 25,	March 26,
	2017	2016
Expected stock price volatility	47.66%	45.07%
Risk-free interest rate	0.98%	1.16%
Expected term (in years)	3.00	3.00

Using the Monte Carlo simulation, the weighted average estimated fair value of the MSU’s granted in fiscal year 2017 was $75.58. A summary of the activity for MSU’s in fiscal year 2017, 2016 and 2015 is presented below (in thousands, except year and per share amounts):

		Weighted
		Average
	Shares	Fair Value
March 29, 2014	—	$—
Granted	35	22.00
Vested	—	—
Forfeited	—	—

March 28, 2015	35	$22.00

Granted	90	39.86
Vested	—	—
Forfeited	—	—

March 26, 2016	125	$34.85

Granted	55	75.58
Vested	—	—
Forfeited	—	—

March 25, 2017	180	$47.30

The aggregate intrinsic value of MSU’s outstanding as of March 25, 2017 was $10.8 million. Additional information with regard to outstanding MSU’s that are expected to vest as of March 25, 2017 is as follows (in thousands, except year and per share amounts):

		Weighted	Weighted Average
		Average	Remaining Contractual
	Shares	Fair Value	Term (years)
Expected to vest	171	$46.89	1.69

No MSU’s became vested in 2017, 2016 and 2015.

11.	Commitments and Contingencies

Facilities and Equipment Under Operating and Capital Lease Agreements

We currently own our corporate headquarters and select surrounding properties, and a UK office. We lease certain of our other facilities and certain equipment under operating lease agreements, some of which have renewal options. Certain of these arrangements provide for lease payment increases based upon future fair market rates. As of March 25, 2017, our principal facilities are located in Austin, Texas and Edinburgh, Scotland, United Kingdom.

Total rent expense under operating leases was approximately $8.2 million, $5.2 million, and $4.0 million, for fiscal years 2017, 2016, and 2015, respectively. Sublease rental income was $0.4 million, $0.3 million, and $0.1 million, for fiscal years 2017, 2016, and 2015, respectively.

As of March 26, 2016, there was equipment held under a capital lease with a cost basis of $1.0 million and accumulated depreciation related to this equipment of $0.3 million, which was paid off in fiscal year 2017, leaving no related future capital lease commitments.

The aggregate minimum future rental commitments under all operating leases, net of sublease income for the following fiscal years are (in thousands):

	Facilities	Subleases	Net Facilities Commitments	Equipment and Other Commitments	Total Commitments
2018	$7,074	$386	$6,688	$67	$6,755
2019	10,354	391	9,963	115	10,078
2020	9,811	266	9,545	110	9,655
2021	9,580	245	9,335	110	9,445
2022	9,313	251	9,062	110	9,172
Thereafter	39,071	859	38,212	432	38,644

Total minimum lease payment	$85,203	$2,398	$82,805	$944	$83,749

Wafer, Assembly, Test and Other Purchase Commitments

We rely primarily on third-party foundries for our wafer manufacturing needs. Generally, our foundry agreements do not have volume purchase commitments and primarily provide for purchase commitments based on purchase orders, with the exception of a few “take or pay” clauses included in vendor contracts that are immaterial at March 25, 2017. Cancellation fees or other charges may apply and are generally dependent upon whether wafers have been started or the stage of the manufacturing process at which the notice of cancellation is given. As of March 25, 2017, we had foundry commitments of $182.3 million.

In addition to our wafer supply arrangements, we contract with third-party assembly vendors to package the wafer die into finished products. Assembly vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry. We had non-cancelable assembly purchase orders with numerous vendors totaling $3.6 million at March 25, 2017.

Test vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry. Our total non-cancelable commitment for outside test services as of March 25, 2017 was $14.5 million.

Other purchase commitments primarily relate to multi-year tool commitments, and were $21.6 million at March 25, 2017.

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

13.	Stockholders’ Equity

Share Repurchase Program

On October 28, 2015, the Company announced that the Board of Directors authorized a share repurchase program of up to $200 million of the Company’s common stock. As of March 25, 2017, the Company had repurchased 0.8 million shares under this plan at a cost of approximately $24.2 million, or an average cost of $31.93 per share. Of this total, 0.5 million shares were purchased in fiscal year 2017 at a cost of $15.4 million, or an average cost of $32.13 per share. Approximately $175.8 million remains available for repurchase under this plan. All of these shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of March 25, 2017.

Preferred Stock

We have 5.0 million shares of Preferred Stock authorized. As of March 25, 2017, we have not issued any of the authorized shares.

14.	Accumulated Other Comprehensive Income (Loss)

Our accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments, unrealized gains and losses on investments classified as available-for-sale, and actuarial gains and losses on our pension plan assets.

The following table summarizes the changes in the components of accumulated other comprehensive income (loss), net of tax (in thousands):

	Foreign Currency	Unrealized Gains (Losses) on Securities	Actuarial Gains (Losses) on Pension Plan	Total
Balance, March 28, 2015	$(770)	$(47)	$(1,293)	$(2,110)
Current period foreign exchange translation	294	—	—	294
Current period marketable securities activity	—	(24)	—	(24)
Current period actuarial gain/loss activity	—	—	2,660	2,660
Current period amortization of actuarial loss	—	—	49	49
Tax effect	—	9	(546)	(537)

Balance, March 26, 2016	(476)	(62)	870	332

Current period foreign exchange translation	(826)	—	—	(826)
Current period marketable securities activity	—	47	—	47
Current period actuarial gain/loss activity	—	—	(79)	(79)
Current period amortization of actuarial loss	—	—	(89)	(89)
Tax effect	—	(16)	58	42

Balance, March 25, 2017	$(1,302)	$(31)	$760	$(573)

15.	Income Taxes

Income before income taxes consisted of (in thousands):

	Fiscal Years Ended
	March 25,	March 26,	March 28,
	2017	2016	2015
U.S.	$137,654	$108,133	$133,295
Non-U.S.	177,393	67,856	(41,746)

	$315,047	$175,989	$91,549

The provision (benefit) for income taxes consists of (in thousands):

	Fiscal Years Ended
	March 25,	March 26,	March 28,
	2017	2016	2015
Current:
U.S.	$28,940	$28,313	$42,165
Non-U.S.	7,234	703	445

Total current tax provision	$36,174	$29,016	$42,610

Deferred:
U.S.	2,576	18,242	2,136
Non-U.S.	15,088	5,101	(8,375)

Total deferred tax provision (benefit)	17,664	23,343	(6,239)

Total tax provision	$53,838	$52,359	$36,371

The effective income tax rates differ from the rates computed by applying the statutory federal rate to pretax income as follows (in percentages):

	Fiscal Years Ended
	March 25,	March 26,	March 28,
	2017	2016	2015
U.S. federal statutory rate	35.0	35.0	35.0
Foreign income taxed at different rates	(8.6)	(0.6)	7.3
Research and development tax credits	(1.8)	(5.6)	(3.6)
Stock based compensation	(7.3)	—	—
Nondeductible expenses	—	0.1	2.3
Other	(0.2)	0.9	(1.3)

Effective tax rate	17.1	29.8	39.7

As disclosed in Note 2 — Summary of Significant Accounting Policies, the Company adopted ASU 2016-09 in the third quarter of fiscal year 2017. The effect of the adoption reduced the provision for income taxes by $22.9 million for the year ended March 25, 2017.

Significant components of our deferred tax assets and liabilities as of March 25, 2017 and March 26, 2016 are (in thousands):

	March 25,	March 26,
	2017	2016
Deferred tax assets:
Accrued expenses and allowances	$9,002	$3,761
Net operating loss carryforwards	6,294	24,592
Research and development tax credit carryforwards	13,977	9,649
Stock based compensation	17,356	16,071
Other	9,141	9,976

Total deferred tax assets	$55,770	$64,049
Valuation allowance for deferred tax assets	(12,570)	(10,773)

Net deferred tax assets	$43,200	$53,276

Deferred tax liabilities:
Depreciation and amortization	$13,837	$13,607
Acquisition intangibles	16,301	21,844

Total deferred tax liabilities	$30,138	$35,451

Total net deferred tax assets	$13,062	$17,825

Deferred tax assets and liabilities are recorded for the estimated tax impact of temporary differences between the tax basis and book basis of assets and liabilities. A valuation allowance is established against a deferred tax asset when it is more likely than not that the deferred tax asset will not be realized. The valuation allowance increased by $1.8 million in fiscal year 2017 with no material impact to income tax expense. The Company continued to record a valuation allowance on various state net operating losses and tax credits due to the likelihood that they will expire or go unutilized because the Company does not expect to recognize sufficient income in the jurisdictions in which the tax attributes were created. Management believes that the Company’s results from future operations will generate sufficient taxable income in the appropriate jurisdictions and of the appropriate character such that it is more likely than not that the remaining deferred tax assets will be realized.

At March 25, 2017, the Company had gross federal net operating loss carryforwards of $12.9 million, all of which related to acquired companies and are, therefore, subject to certain limitations under Section 382 of the Internal Revenue Code. The federal net operating loss carryforwards expire in fiscal years 2019 through 2034. The Company had $8.5 million of alternative minimum tax credit carryforwards that may be carried forward indefinitely. The Company also had $4.0 million of federal research and development credit carryforwards which will expire in 2037.

At March 25, 2017, the Company had gross state net operating loss carryforwards of $44.7 million. The state net operating loss carryforwards expire in fiscal years 2018 through 2033. In addition, the Company had $15.4 million of state research and development tax credit carryforwards. Certain of these state tax credits will expire in fiscal years 2022 through 2032. The remaining state tax credit carryforwards do not expire.

At March 25, 2017, the Company does not have any foreign operating loss carryforward.

At March 25, 2017, the undistributed earnings of our foreign subsidiaries of approximately $201.3 million are intended to be indefinitely reinvested outside the U.S. Accordingly, no provision for U.S. federal income and foreign withholding taxes associated with a distribution of these earnings has been made. The amount of unrecognized deferred tax liability related to these undistributed earnings is estimated to be $65.5 million.

The following table summarizes the changes in the unrecognized tax benefits (in thousands):

	March 25,	March 26,
	2017	2016
Beginning balance	$18,796	$—
Additions based on tax positions related to the current year	12,127	12,592
Additions based on tax positions related to prior years	—	6,204
Reductions based on tax positions related to the prior years	(65)	—

Ending balance	$30,858	$18,796

The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns. At March 25, 2017, the Company had gross unrecognized tax benefits of $30.9 million, all of which would impact the effective tax rate if recognized. The Company believes it is reasonably possible that the gross unrecognized tax benefits could decrease by approximately $2.3 million in the next 12 months due to the lapse of the statute of limitations applicable to a tax deduction claimed on a prior year tax return. During fiscal year 2017, the Company had gross increases of $12.1 million related to current year unrecognized tax benefits, as well as a $0.1 million decrease related to tax positions taken in prior years. The Company’s unrecognized tax benefits are classified as “Other long-term liabilities” in the Consolidated Balance Sheet.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. During fiscal year 2017 we recognized interest expense, net of tax, of approximately $0.2 million. No interest or penalties were recognized during fiscal year 2016.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Fiscal years 2014 through 2017 remain open to examination by the major taxing jurisdictions to which the Company is subject, although carry forward attributes that were generated in tax years prior to fiscal year 2014 may be adjusted upon examination by the tax authorities if they have been, or will be, used in a future period. The Company is not currently under an income tax audit in any major taxing jurisdiction.

16.	Segment Information

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

	Fiscal Years Ended
	March 25,	March 26,	March 28,
	2017	2016	2015
Portable Audio Products	$1,373,848	$989,101	$740,301
Non-Portable Audio and Other Products	165,092	180,150	176,267

	$1,538,940	$1,169,251	$916,568

Geographic Area

The following illustrates sales by geographic locations based on the sales office location (in thousands):

	Fiscal Years Ended
	March 25,	March 26,	March 28,
	2017	2016	2015
United States	$36,024	$73,889	$31,977
European Union (excluding United Kingdom)	9,809	12,745	13,629
United Kingdom	5,741	5,687	2,805
China	1,249,325	823,843	728,413
Hong Kong	181,283	10,647	15,087
Japan	11,819	27,898	14,353
South Korea	2,403	193,388	69,327
Taiwan	14,426	9,249	15,272
Other Asia	16,585	8,657	10,991
Other non-U.S. countries	11,525	3,248	14,714

Total consolidated sales	$1,538,940	$1,169,251	$916,568

The following illustrates property, plant and equipment, net, by geographic locations, based on physical location (in thousands):

	Fiscal Years Ended
	March 25,	March 26,
	2017	2016
United States	$120,212	$125,674
European Union (excluding United Kingdom)	793	253
United Kingdom	44,981	34,632
China	565	483
Hong Kong	5	1
Japan	243	260
South Korea	202	110
Taiwan	231	180
Other Asia	50	29
Other non-U.S. countries	857	1,034

Total consolidated property, plant and equipment, net	$168,139	$162,656

17.	Quarterly Results (Unaudited)

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

As a result of the early adoption of ASU 2016-09, discussed in more detail in Note 2, the net income and EPS for the first two quarters of fiscal year 2017 have been recast to conform to the new presentation.

The unaudited quarterly statement of operations data for each quarter of fiscal years 2017 and 2016 were as follows (in thousands, except per share data):

	Fiscal Year 2017
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Net sales	$259,428	$428,619	$523,029	$327,864
Gross profit	126,685	211,699	255,152	164,279
Net income	18,071	86,039	122,041	35,058
Basic income per share	$0.29	$1.37	$1.91	$0.55
Diluted income per share	0.27	1.30	1.83	0.52

	Fiscal Year 2016
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Net sales	$282,633	$306,756	$347,863	$231,999
Gross profit	132,454	142,221	164,911	115,254
Net income	33,354	34,880	41,384	14,012
Basic income per share	$0.53	$0.55	$0.65	$0.22
Diluted income per share	0.50	0.53	0.63	0.21

18.	Subsequent Event

On April 14, 2017, the Company purchased a small, privately-held technology group that augments our product offerings in the voice and speech domains. The immaterial purchase was funded with existing cash.

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer (CEO) and chief financial officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were effective as of March 25, 2017.

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

Based on its assessment of internal control over financial reporting, management has concluded that our internal control over financial reporting was effective as of March 25, 2017, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting as of March 25, 2017, included in Item 8 of this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 25, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.   Directors, Executive Officers and Corporate Governance

The information set forth in the proxy statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on July 28, 2017 (the “Proxy Statement”) under the headings Corporate Governance — Board Meetings and Committees, Corporate Governance — Audit Committee, Proposals to be Voted on — Proposal No. 1 — Election of Directors, Summary of Executive Compensation, and Section 16(a) Beneficial Ownership Reporting Compliance is incorporated herein by reference.

ITEM 11.   Executive Compensation

The information set forth in the Proxy Statement under the headings Director Compensation Arrangements, Compensation Discussion and Analysis, Compensation Committee Report, and Proposals to be Voted on — Proposal No. 3 — Advisory Vote to Approve Executive Compensation and Proposal No. 4 — Advisory Vote on the Frequency of Future Advisory Votes to Approve Executive Compensation are incorporated herein by reference.

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

PART IV

ITEM 15.   Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.	Consolidated Financial Statements

◾	Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm.

◾	Consolidated Balance Sheets as of March 25, 2017 and March 26, 2016.

◾	Consolidated Statements of Income for the fiscal years ended March 25, 2017, March 26, 2016, and March 28, 2015.

◾	Consolidated Statements of Comprehensive Income for the fiscal years ended March 25, 2017, March 26, 2016, and March 28, 2015.

◾	Consolidated Statements of Cash Flows for the fiscal years ended March 25, 2017, March 26, 2016, and March 28, 2015.

◾	Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 25, 2017, March 26, 2016, and March 28, 2015.

◾	Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

3.	Exhibits

The following exhibits are filed as part of or incorporated by reference into this Annual Report on Form 10-K:

Number	Description

2.1	Cooperation Agreement dated April 29, 2014 between the Company and Wolfson Microelectronics plc. (1)

3.1	Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (2)

3.2	Amended and Restated Bylaws of Registrant. (3)

10.1+	Cirrus Logic, Inc. 2006 Stock Incentive Plan, amended and restated as of May 26, 2015. (8)

10.2+	Form of Stock Option Agreement for options granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (4)

10.3+	Form of Stock Option Agreement for options for U.K. Employees under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (13)

10.4+	Form of Notice of Grant of Stock Option for options granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (4)

10.5+	Form of Stock Option Agreement for Outside Directors under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (6)

10.6+	Form of Restricted Stock Unit Agreement for U.S. Employees under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (5)

10.7+	Form of Restricted Stock Unit Agreement for U.K. Employees under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (11)

10.8+	Form of Notice of Grant of Restricted Stock Units granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (5)

10.9+	Form of Performance Award Agreement for U.S. Employees under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (10)

10.10+	Form of Notice of Performance Award Agreement for U.S. Employees under the Cirrus Logic Inc. 2006 Stock Incentive Plan (11)

10.11+	Form of Performance Award Agreement for U.K. Employees under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (13)

10.12+	2007 Executive Severance and Change of Control Plan, effective as of October 1, 2007, as amended and restated on March 4, 2014. (7)

10.13+	2007 Management and Key Individual Contributor Incentive Plan, as amended on May 20, 2016. (13)

10.14	Credit Agreement dated April 29, 2014 among the Company, Wells Fargo Bank and National Association, as Administrative Agent and Lender. (1)

10.15	Credit Agreement dated August 29, 2014 among Registrant, Wells Fargo Bank and National Association, as Administrative Agent and Initial Issuing Lender. (9)

10.16	First Amendment to Credit Agreement among Cirrus Logic, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as Lender and Administrative Agent. (12)

10.17	Amended and Restated Credit Agreement among the Company, Wells Fargo Bank, National Association, as Administrative Agent and Initial Issuing Lender, and Bank of America, N.A., as Syndication Agent. (14)

Number	Description

14.1	Code of Conduct, dated March 24, 2015. (13)

21.1*	List of Subsidiaries.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (see signature page).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed with this Form 10-K.

(1)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on April 29, 2014 (Registration No. 000-17795).
(2)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the SEC on June 22, 2001 (Registration No. 000-17795).
(3)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on September 20, 2013.
(4)	Incorporated by reference from Registration’s Statement on Form S-8 filed with the SEC on August 1, 2006 (Registration No. 000-17795), filed with the SEC on March 4, 2014 (Registration No. 000-17795).
(5)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on October 7, 2010.
(6)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on August 1, 2007.
(7)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on March 10, 2014.
(8)	Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on June 2, 2015.
(9)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on September 3, 2014.
(10)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on September 22, 2014.
(11)	Incorporated by reference from Registrant’s Report on Form 10-K filed with the SEC on May 27, 2015 (Registration No. 000-17795).
(12)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on June 26, 2015.
(13)	Incorporated by reference from Registrant’s Report on Form 10-K filed with the SEC on May 25, 2016 (Registration No. 000-17795).
(14)	Incorporated by reference from Registrant’s Report on Form 8-K with the SEC on July 15, 2016 (Registration No. 000-17795).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

CIRRUS LOGIC, INC.

By:	/S/ THURMAN K. CASE
Thurman K. Case
Vice President, Chief Financial Officer and Chief Accounting Officer
May 24, 2017

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities and on the dates indicated have signed this report below:

Signature	Title	Date

/s/ JASON P. RHODE Jason P. Rhode	President and Chief Executive Officer	May 24, 2017

/S/ THURMAN K. CASE Thurman K. Case	Vice President, Chief Financial Officer and Chief Accounting Officer	May 24, 2017

/S/ JOHN C. CARTER John C. Carter	Director	May 24, 2017

/S/ ALEX DAVERN Alex Davern	Director	May 24, 2017

/S/ TIMOTHY R. DEHNE Timothy R. Dehne	Director	May 24, 2017

/S/ CHRISTINE KING Christine King	Director	May 24, 2017

/S/ ALAN R. SCHUELE Alan R. Schuele	Director	May 24, 2017

/S/ WILLIAM D. SHERMAN William D. Sherman	Director	May 24, 2017

/S/ DAVID J. TUPMAN David J. Tupman	Director	May 24, 2017