Form 10-Q
period 2017-06-24
CIRRUS LOGIC INC
filed 2017-08-02
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 24, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ____ to ____
Commission File Number 0-17795
CIRRUS LOGIC, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	77-0024818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
800 W. 6th Street, Austin, TX 78701 (Address of principal executive offices) Registrant’s telephone number, including area code: (512) 851-4000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES ☑  NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES   ☑    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐    NO ☑
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of July 28, 2017 was 63,802,273.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED JUNE 24, 2017
TABLE OF CONTENTS
໿
໿
໿

Part I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	June 24,	March 25,
	2017	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$163,918	$351,166
Marketable securities	11,380	99,813
Accounts receivable, net	162,437	119,974
Inventories	202,429	167,895
Prepaid assets	27,484	24,987
Other current assets	10,858	12,093
Total current assets	578,506	775,928

Long-term marketable securities	134,851	—
Property and equipment, net	170,829	168,139
Intangibles, net	143,107	135,188
Goodwill	287,049	286,767
Deferred tax assets	31,971	32,841
Other assets	20,337	14,607
Total assets	$1,366,650	$1,413,470

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$85,995	$73,811
Accrued salaries and benefits	31,113	40,190
Software license agreements	13,676	14,990
Other accrued liabilities	15,091	15,084
Total current liabilities	145,875	144,075

Long-term liabilities:
Debt	—	60,000
Software license agreements	5,297	3,146
Other long-term liabilities	54,773	54,557
Total long-term liabilities	60,070	117,703

Stockholders' equity:
Capital stock	1,272,570	1,259,279
Accumulated deficit	(112,258)	(107,014)
Accumulated other comprehensive (loss) income	393	(573)
Total stockholders' equity	1,160,705	1,151,692
Total liabilities and stockholders' equity	$1,366,650	$1,413,470

The accompanying notes are an integral part of these consolidated condensed financial statements.
໿

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended
	June 24,	June 25,
	2017	2016
Net sales	$320,735	$259,428
Cost of sales	159,019	132,743
Gross profit	161,716	126,685
Operating expenses
Research and development	83,557	73,934
Selling, general and administrative	30,859	30,540
Total operating expenses	114,416	104,474
Income from operations	47,300	22,211
Interest income	929	267
Interest expense	(335)	(956)
Other income (expense)	(19)	147
Income before income taxes	47,875	21,669
Provision for income taxes	4,963	3,598
Net income	42,912	18,071

Basic earnings per share	$0.67	$0.29
Diluted earnings per share	$0.64	$0.27
Basic weighted average common shares outstanding	64,097	62,450
Diluted weighted average common shares outstanding	67,160	65,723

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands; unaudited)

	Three Months Ended
	June 24,	June 25,
	2017	2016
Net income	$42,912	$18,071
Other comprehensive income (loss), before tax
Foreign currency translation	290	188
Unrealized gain on marketable securities	34	67
Actuarial gain on pension plan	792	—
Reclassification of actuarial gain to net income	—	(27)
Provision for income taxes	(150)	(1)
Comprehensive income	$43,878	$18,298

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three Months Ended
	June 24,	June 25,
	2017	2016
Cash flows from operating activities:
Net income	$42,912	$18,071
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	19,596	17,912
Stock compensation expense	11,403	9,310
Deferred income taxes	435	(1,400)
Loss on retirement or write-off of long-lived assets	152	95
Other non-cash adjustments	(3,940)	97
Net change in operating assets and liabilities:
Accounts receivable, net	(42,463)	(52,361)
Inventories	(34,534)	(12,028)
Other assets	(283)	1,377
Accounts payable and other accrued liabilities	194	29,283
Income taxes payable	2,712	2,400
Net cash (used in) provided by operating activities	(3,816)	12,756

Cash flows from investing activities:
Maturities and sales of available-for-sale marketable securities	102,275	30,987
Purchases of available-for-sale marketable securities	(148,674)	(44,743)
Purchases of property, equipment and software	(10,749)	(7,145)
Investments in technology	(20,762)	(3,387)
Net cash used in investing activities	(77,910)	(24,288)

Cash flows from financing activities:
Principal payments on long-term revolver	(60,000)	—
Issuance of common stock, net of shares withheld for taxes	1,889	2,414
Repurchase of stock to satisfy employee tax withholding obligations	(1,861)	(644)
Repurchase and retirement of common stock	(45,550)	(15,440)
Net cash used in financing activities	(105,522)	(13,670)

Net decrease in cash and cash equivalents	(187,248)	(25,202)

Cash and cash equivalents at beginning of period	351,166	168,793
Cash and cash equivalents at end of period	$163,918	$143,591

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation

The consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. (“Cirrus Logic,” “we,” “us,” “our,” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  The accompanying unaudited consolidated condensed financial statements do not include complete footnotes and financial presentations.  As a result, these financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended March 25, 2017, included in our Annual Report on Form 10-K filed with the Commission on May 24, 2017.  In our opinion, the financial statements reflect all material adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented.  The preparation of financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities.  Actual results could differ from those estimates and assumptions.  Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.  Additionally, prior period amounts have been adjusted to conform to current year presentation.

2. Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606).  The purpose of this ASU is to converge revenue recognition requirements per U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date after public comment supported a proposal to delay the effective date of this ASU to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  The Company is currently in the process of reviewing our customers’ contracts in respect of performance obligation identification and satisfaction, pricing, warranties, and return rights, among other considerations. Though we have not completed the process, the Company currently expects no material modifications to its financial statements upon adoption of this ASU.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU requires credit losses on available-for-sale debt securities to be presented as an allowance rather than a write-down. Unlike current U.S. GAAP, the credit losses could be reversed with changes in estimates, and recognized in current year earnings.  This ASU is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods.  Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods.  The Company is currently evaluating the impact of the adoption of this ASU on our financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.  This ASU relates to income tax consequences of non-inventory intercompany asset transfers.  This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods.  Early adoption is permitted, as of the beginning of an annual reporting period.  The guidance requires companies to apply a modified retrospective approach with a cumulative catch-up adjustment to beginning retained earnings in the period of adoption.  The Company early adopted this ASU in the current quarter with a $0.7 million impact to beginning retained earnings.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.  The update states that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business, and should be treated as an asset acquisition instead. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods.  Early adoption is permitted under specific circumstances, including in an interim period, with prospective application. The Company early adopted this ASU in the current quarter and applied the related guidance in a current quarter asset acquisition.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  This ASU eliminates step two of the goodwill impairment test.  An impairment charge is to be recognized for the amount by which the current value exceeds the fair value. This ASU is effective for annual periods beginning after December 15, 2019, including interim periods.  Early adoption is permitted, for interim or annual goodwill impairment tests performed after January 1, 2017. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this update. The Company is currently evaluating the impact of this ASU and it will be applied prospectively.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU applies to any company that changes the terms or conditions of a share-based award, considered a modification. Modification accounting would be applied unless certain conditions were met related to the fair value of the award, the vesting conditions and the classification of the modified award. This ASU is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The standard should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the financial statement impact of this ASU.

3. Marketable Securities

The Company’s investments that have original maturities greater than 90 days have been classified as available-for-sale securities in accordance with U.S. GAAP.  Marketable securities are categorized on the consolidated condensed balance sheet as short- and long-term marketable securities, as appropriate.

The following table is a summary of available-for-sale securities at June 24, 2017 (in thousands):

As of June 24, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$133,471	$76	$(85)	$133,462
Non-US government securities	11,816	2	(9)	11,809
Certificates of deposit	500	—	—	500
Agency discount notes	459	1	—	460
Total securities	$146,246	$79	$(94)	$146,231

The Company typically invests in highly-rated securities with original maturities generally ranging from one to three years. The Company's specifically identified gross unrealized loss of $94 thousand related to securities with total amortized cost of approximately $82.9 million at June 24, 2017.  No securities have been in a continuous unrealized loss position for more than 12 months as of June 24, 2017. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  When evaluating an investment for other-than-temporary impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of June 24, 2017, the Company does not consider any of its investments to be other-than-temporarily impaired.

The following table is a summary of available-for-sale securities at March 25, 2017 (in thousands):
໿
໿

As of March 25, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	33,350	$—	$(20)	$33,330
Commercial paper	66,518	—	(35)	66,483
Total securities	$99,868	$—	$(55)	$99,813

The Company’s specifically identified gross unrealized losses of $55 thousand related to securities with total amortized cost of approximately $99.9 million at March 25, 2017. Four securities had been in a continuous loss position for more than 12 months as of March 25, 2017.  The gross unrealized loss on these securities was less than one percent of the position value.  The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  When evaluating an investment for other-than-temporary impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of March 25, 2017, the Company did not consider any of its investments to be other-than-temporarily impaired.

The cost and estimated fair value of available-for-sale securities by contractual maturities were as follows (in thousands):
໿

	June 24, 2017		March 25, 2017
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$11,388	$11,380	$99,868	$99,813
After 1 year	134,858	134,851	—	—
Total	$146,246	$146,231	$99,868	$99,813

໿
໿
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

The Company’s cash equivalents and investment portfolio assets consist of debt securities, money market funds, and commercial paper and are reflected on our consolidated condensed balance sheets under the headings cash and cash equivalents, marketable securities, and long-term marketable securities.  The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party pricing providers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.

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

Prior to paying off the Company’s long-term revolving facility in the current fiscal quarter, interest was applied at a base rate plus applicable margin or LIBOR plus applicable margin and the fair value of the revolving facility approximated carrying value.

As of June 24, 2017 and March 25, 2017, the Company classified all investment portfolio and pension plan assets and liabilities as Level 1 or Level 2 assets and liabilities.  The only Level 3 liability is the contingent consideration described above and below.  The Company has no Level 3 assets.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three months ending June 24, 2017.

The following summarizes the fair value of our financial instruments at June 24, 2017, exclusive of pension plan assets and liabilities (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$138,128	$—	$—	$138,128
U.S. treasury securities	1,250	—	—	1,250
	$139,378	$—	$—	$139,378
Available-for-sale securities
Corporate debt securities	$—	$133,462	$—	$133,462
Non-US government securities	—	11,809	—	11,809
Certificates of deposit	—	500	—	500
Agency discount notes	—	460	—	460
	$—	$146,231	$—	$146,231
Liabilities:
Other accrued liabilities
Contingent consideration	$—	$—	$646	$646

໿
The following summarizes the fair value of our financial instruments at March 25, 2017, exclusive of pension plan assets and liabilities (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$313,982	$—	$—	$313,982

Available-for-sale securities
Corporate debt securities	$—	$33,330	$—	$33,330
Commercial paper		66,483	—	66,483
	$—	$99,813	$—	$99,813
Liabilities:
Other accrued liabilities
Contingent consideration	$—	$—	$4,695	$4,695

Contingent consideration
The following summarizes the fair value of the liability for contingent consideration at June 24, 2017:

	Maximum Value if Milestones Achieved (in thousands)	Estimated Discount Rate (%)	Fair Value (in thousands)
Tranche B - 30 month earn out period	$5,000	7.7%	$646
The valuation of contingent consideration was initially based on a weighted-average discounted cash flow model.  The fair value is reviewed and estimated on a quarterly basis based on the probability of achieving defined milestones and current interest rates.  Significant changes in any of the unobservable inputs used in the fair value measurement of contingent consideration could result in a significantly lower or higher fair value.  An increase or decrease in the probability of achieving certain milestones within the earn out period would be accompanied by a directionally similar change in the fair value of the recorded liability.  A change in discount rate would be accompanied by a directionally opposite change in fair value.  Changes in the fair value of the recorded liability are reported in research and development expense in the consolidated condensed statements of income.  In the current fiscal year, changes in the probability of achieving certain milestones associated with Tranche B of the earn out were determined following a review of product shipment forecasts within the earn out period.  The revised estimates reduced the fair value of the liability as of June 24, 2017 as shown in the table below.
໿

Three Months Ended
June 24,
2017
(in thousands)
Beginning balance	$4,695
Adjustment to estimates (research and development expense)	(4,049)
Fair value charge recognized in earnings (research and development expense)	—
Ending balance	$646

5. Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	June 24,	March 25,
	2017	2017
Gross accounts receivable	$162,871	$120,408
Allowance for doubtful accounts	(434)	(434)
Accounts receivable, net	$162,437	$119,974

6. Inventories

Inventories are comprised of the following (in thousands):

	June 24,	March 25,
	2017	2017
Work in process	$108,670	$83,332
Finished goods	93,759	84,563
	$202,429	$167,895

໿

໿

໿
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

On July 12, 2016, Cirrus Logic entered into an amended and restated credit agreement (the “Amended Credit Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto, for the purpose of refinancing the Credit Facility and providing ongoing working capital.  The Amended Credit Agreement provides for a $300 million senior secured revolving credit facility (the “Amended Facility”).  The Amended Facility matures on July 12, 2021.  Cirrus Logic must repay the outstanding principal amount of all borrowings, together with all accrued but unpaid interest thereon, on the maturity date.  The Amended Facility is required to be guaranteed by all of Cirrus Logic’s material domestic subsidiaries (the “Subsidiary Guarantors”).  The Credit Facility is secured by substantially all of the assets of Cirrus Logic and any Subsidiary Guarantors, except for certain excluded assets.

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

As of June 24, 2017, the Company had zero amounts outstanding under the Amended Facility and was in compliance with all covenants under the Amended Credit Agreement.

8. Pension Plan

As a result of the fiscal year 2015 acquisition of Wolfson Microelectronics, the Company now fully funds a defined benefit pension scheme (the “Scheme”), formerly maintained by Wolfson, for some of the employees in the United Kingdom.  The participants in the Scheme no longer accrue benefits and therefore the Company will not be required to make contributions in respect of future accruals.

The Company elected to make a contribution based on the latest triennial actuarial valuation. A contribution of £1.5 million was made on June 22, 2017. As of June 24, 2017, the Scheme is in a funded position of $3.8 million (included within “Other assets” in the consolidated condensed balance sheet).

9. Income Taxes
໿
Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended
	June 24,	June 25,
	2017	2016
Income before income taxes	$47,875	$21,669
Provision for income taxes	$4,963	$3,598
Effective tax rate	10.4%	16.6%
Our income tax expense was $5.0 million and $3.6 million for the first quarter of fiscal year 2018 and 2017, respectively, resulting in effective tax rates of 10.4% and 16.6% for the first quarter of fiscal year 2018 and 2017, respectively.  Our effective tax rate for the first quarter of fiscal year 2018 was lower than the federal statutory rate primarily due to income earned in certain foreign jurisdictions taxed below the federal statutory rate, excess tax benefits from stock-based compensation, and the release of prior year unrecognized tax benefits that were determined to be effectively settled in the first quarter of fiscal year 2018.  Our effective tax rate for the first quarter of fiscal year 2017 was below the federal statutory rate primarily due to excess tax benefits from stock based compensation and income earned in certain foreign jurisdictions taxed below the federal statutory rate.

The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns.  At June 24, 2017, the Company had unrecognized tax benefits of $30.8 million, all of which would impact the effective tax rate if recognized.  The Company had a net decrease in unrecognized tax benefits of $0.1 million during the first three months of fiscal year 2018, which was comprised of a gross decrease of $2.3 million due to the lapse of the statute of limitations applicable to a tax deduction claimed on a prior year tax return, and a gross increase of $2.2 million to its current year unrecognized tax benefits. The Company’s total unrecognized tax benefits are classified as “Other long-term liabilities” in the consolidated condensed balance sheets.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.  The Company recognized $0.1 million of interest in the provision for income taxes during the first three months of fiscal year 2018.  As of June 24, 2017, the balance of accrued interest and penalties, net of tax, was $0.3 million.  An immaterial amount of interest or penalties was recognized during the first three months of fiscal year 2017.

The Company believes it is reasonably possible that the gross unrecognized tax benefits could decrease by approximately $1.1 million in the next 12 months due to the lapse of the statute of limitations applicable to a tax position taken on a prior year tax return.
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

໿
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

The following table details the calculation of basic and diluted earnings per share for the three months ended June 24, 2017 and June 25, 2016 (in thousands, except per share amounts):
໿

	Three Months Ended
	June 24,	June 25,
	2017	2016
Numerator:
Net income	$42,912	$18,071
Denominator:
Weighted average shares outstanding	64,097	62,450
Effect of dilutive securities	3,063	3,273
Weighted average diluted shares	67,160	65,723
Basic earnings per share	$0.67	$0.29
Diluted earnings per share	$0.64	$0.27

The weighted outstanding shares excluded from our diluted calculation for the three months ended June 24, 2017 and June 25, 2016 were 218 thousand and 618 thousand, respectively, as the shares were anti-dilutive.

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

12. Stockholders’ Equity

Common Stock

The Company issued a net 0.2 million and 0.3 million shares of common stock during the three months ending June 24, 2017 and June 25, 2016, respectively, primarily pursuant to the Company’s 2006 Stock Incentive Plan.

Share Repurchase Program

Since inception, $69.8 million of the Company’s common stock has been repurchased under the Company’s 2015 $200 million share repurchase program, leaving $130.2 million available for repurchase under this plan as of June 24, 2017.  During the three months ended June 24, 2017, the Company repurchased 0.7 million shares of its common stock, for $45.6 million, at an average cost of $64.26 per share.  All of these shares were repurchased in the open market and were funded from existing cash.  All shares of our common stock that were repurchased were retired as of June 24, 2017.

13. Segment Information

We determine our operating segments in accordance with FASB guidelines.  Our Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker under these guidelines.

The Company operates and tracks its results in one reportable segment, but reports revenue performance in two product lines, Portable Audio and Non-Portable Audio and Other.  Our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources, rather than detailed information at a product line level.  Additionally, our product lines have similar characteristics and customers.  They share support functions such as sales, public relations, supply chain management, various research and development and engineering support, in addition to the general and administrative functions of human resources, legal, finance and information technology.  Therefore, there is no complete, discrete financial information maintained for these product lines.
Revenues from our product lines are as follows (in thousands):

	Three Months Ended
	June 24,	June 25,
	2017	2016
Portable Audio Products	$280,688	$216,068
Non-Portable Audio and Other Products	40,047	43,360
	$320,735	$259,428

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read along with the unaudited consolidated condensed financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 25, 2017, contained in our fiscal year 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on May 24, 2017.  We maintain a website at investor.cirrus.com, which makes available free of charge our most recent annual report and all other filings we have made with the Commission.

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Item 1A – Risk Factors” in our 2017 Annual Report on Form 10-K filed with the Commission on May 24, 2017, and in Part II, Item 1A “Risk Factors” within this quarterly report on Form 10-Q.  Readers should carefully review these risk factors, as well as those identified in other documents filed by us with the Commission.

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

There were no material changes in the first three months of fiscal year 2018 to the information provided under the heading “Critical Accounting Policies” included in our fiscal year 2017 Annual Report on Form 10-K for the fiscal year ended March 25, 2017.

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606).  The purpose of this ASU is to converge revenue recognition requirements per U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date after public comment supported a proposal to delay the effective date of this ASU to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  The Company is currently in the process of reviewing our customers’ contracts in respect of performance obligation identification and satisfaction, pricing, warranties, and return rights, among other considerations. Though we have not completed the process, the Company currently expects no material modifications to its financial statements upon adoption of this ASU.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU requires credit losses on available-for-sale debt securities to be presented as an allowance rather than a write-down. Unlike current U.S. GAAP, the credit losses could be reversed with changes in estimates, and recognized in current year earnings.  This ASU is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods.  Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods.  The Company is currently evaluating the impact of the adoption of this ASU on our financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.  This ASU relates to income tax consequences of non-inventory intercompany asset transfers.  This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods.  Early adoption is permitted, as of the beginning of an annual reporting period.  The guidance requires companies to apply a modified retrospective approach with a cumulative catch-up adjustment to beginning retained earnings in the period of adoption.  The Company early adopted this ASU in the current quarter with a $0.7 million impact to beginning retained earnings.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.  The update states that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business, and should be treated as an asset acquisition instead. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods.  Early adoption is permitted under specific circumstances, including in an interim period, with prospective application. The Company early adopted this ASU in the current quarter and applied the related guidance in a current quarter asset acquisition.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  This ASU eliminates step two of the goodwill impairment test.  An impairment charge is to be recognized for the amount by which the current value exceeds the fair value. This ASU is effective for annual periods beginning after December 15, 2019, including interim periods.  Early adoption is permitted, for interim or annual goodwill impairment tests performed after January 1, 2017. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this update. The Company is currently evaluating the impact of this ASU and it will be applied prospectively.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU applies to any company that changes the terms or conditions of a share-based award, considered a modification. Modification accounting would be applied unless certain conditions were met related to the fair value of the award, the vesting conditions and the classification of the modified award. This ASU is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The standard should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the financial statement impact of this ASU.

Results of Operations
The following table summarizes the results of our operations for the first three months of fiscal years 2018 and 2017, respectively, as a percentage of net sales.  All percentage amounts were calculated using the underlying data in thousands, unaudited:
໿

	Three Months Ended
	June 24,	June 25,
	2017	2016
Net sales	100%	100%
Gross margin	50%	49%
Research and development	26%	28%
Selling, general and administrative	9%	12%
Income from operations	15%	9%
Interest income	0%	0%
Interest expense	0%	(1)%
Other income (expense)	0%	0%
Income before income taxes	15%	8%
Provision for income taxes	2%	1%
Net income	13%	7%

໿
Net Sales

Net sales for the first quarter of fiscal year 2018 increased $61.3 million, or 24 percent, to $320.7 million from $259.4 million in the first quarter of fiscal year 2017.  Net sales from our portable audio products increased $64.6 million, or 30 percent, primarily due to content gains and strong demand for certain digital headset codecs and boosted amplifiers.  Non-portable audio and other product sales decreased $3.3 million for the quarter versus the comparable period in the prior fiscal year.

Sales outside of the Americas, including sales to U.S.-based customers that manufacture products overseas, either through foreign subsidiaries or third parties principally located in Asia, were approximately 96 percent of net sales during the first quarter of fiscal year 2018 and 2017.  Our sales are denominated primarily in U.S. dollars.  No foreign currency hedging contracts were entered into in the first three months of fiscal year 2018 or 2017.

Since the components we produce are largely proprietary, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may purchase our products directly from us, from an external sales representative or distributor, or through a third-party manufacturer contracted to produce their designs.  For the first quarter of fiscal years 2018 and 2017, our ten largest end customers represented approximately 91 percent and 88 percent of our net sales, respectively.

We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 76 percent and 68 percent of the Company’s total net sales for the first quarter of fiscal years 2018 and 2017, respectively.  Samsung Electronics represented 12 percent of the Company’s total net sales for the first quarter of fiscal year 2017.

No other end customer or distributor represented more than 10 percent of net sales for the three months ending June 24, 2017 and June 25, 2016.

For more information, please see Part II—Item 1A—Risk Factors— “We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.”

Gross Margin

Gross margin was 50.4 percent in the first quarter of fiscal year 2018, up from 48.8 percent in the first quarter of fiscal year 2017. The increase was primarily driven by supply chain efficiencies associated with higher production volume. In addition, the first quarter of fiscal 2017 included higher manufacturing spend related to product ramps.

Research and Development Expense

Research and development expense for the first quarter of fiscal year 2018 was $83.6 million, an increase of $9.7 million, or 13 percent, from $73.9 million in the first quarter of fiscal year 2017.  The primary drivers were increases in salary and employee-related expenses, particularly variable compensation and stock-based compensation, following a 13 percent increase in headcount, amortization of acquisition intangibles, product development costs, and facilities-related costs, partially offset by the adjustment in contingent consideration discussed in Note 4.

Selling, General and Administrative Expense

Selling, general and administrative expense for the first quarter of fiscal year 2018 was $30.9 million, an increase of $0.4 million, or 1 percent, from $30.5 million in the first quarter of fiscal year 2017.

Interest income
The Company reported interest income of $0.9 million and $0.3 million for the three months ended June 24, 2017 and June 25, 2016, respectively, due to higher average cash, cash equivalents and marketable securities balances for the periods presented.

Interest expense
The Company reported interest expense of $0.3 million and $1.0 million for the three months ended June 24, 2017 and June 25, 2016, respectively.  Interest expense decreased in the current quarter due to the repayment of the revolving credit facilities described in Note 7.

Other income (expense)
For the three months ended June 24, 2017 and June 25, 2016, the Company reported less than $0.1 million in other income and $0.1 million in other expense, respectively, primarily net gains and losses on foreign currency denominated monetary assets and liabilities.

Income Taxes
Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended
	June 24,	June 25,
	2017	2016
Income before income taxes	$47,875	$21,669
Provision for income taxes	$4,963	$3,598
Effective tax rate	10.4%	16.6%
Our effective tax rate for the first quarter of fiscal year 2018 was lower than the federal statutory rate primarily due to income earned in certain foreign jurisdictions taxed below the federal statutory rate, primarily due to income earned in certain foreign jurisdictions taxed below the federal statutory rate, excess tax benefits from stock-based compensation, and the release of prior year unrecognized tax benefits that were determined to be effectively settled in the first quarter of fiscal year 2018.

Our effective tax rate for the first quarter of fiscal year 2017 was below the federal statutory rate primarily due to excess tax benefits from stock based compensation and income earned in certain foreign jurisdictions taxed below the federal statutory rate.

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

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in working capital.  Cash flow used in operations was $3.8 million for the first three months of fiscal year 2018 as compared to $12.8 million generated from operations for the corresponding period of fiscal year 2017.  The cash flow used in operations during the current period of fiscal year 2018 was related to the cash components of our net income, offset by a $74.4 million unfavorable change in working capital, primarily as a result of increases in accounts receivable and inventories.  The cash flow from operations during the corresponding period of fiscal year 2017 was related to the cash components of our net income, partially offset by a $31.3 million unfavorable change to working capital, primarily as a result of increases in accounts receivable and inventories.

Net cash used in investing activities was $77.9 million during the first three months of fiscal year 2018 as compared to $24.3 million used in investing activities during the first three months of fiscal year 2017.  The cash used in investing activities in the current period is primarily related to net purchases of marketable securities of $46.4 million, and capital expenditures and technology investments of $11.3 million.  In addition, the Company purchased certain tangible and intangible assets for $20.2 million as part of a technology acquisition. The cash used in investing activities in the corresponding period in fiscal year 2017 was primarily related to net purchases of marketable securities of $13.8 million, and capital expenditures and technology investments of $10.5 million.

Net cash used in financing activities was $105.5 million during the first three months of fiscal year 2018.  The cash used during the first three months of fiscal year 2018 was primarily associated with $60.0 million in payments against the long-term revolver, discussed in Note 7, and stock repurchases of $45.6 million, discussed in Part II. Item 2.  The cash used in financing activities was $13.7 million for the first three months of fiscal year 2017.  The use of cash was primarily associated with stock repurchases during the period of $15.4 million, offset by $1.8 million for the issuance of common stock, net of shares withheld for taxes.

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

On July 12, 2016, Cirrus Logic entered into an amended and restated credit agreement (the “Amended Credit Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto, for the purpose of refinancing the Credit Facility and providing ongoing working capital.  The Amended Credit Agreement provides for a $300 million senior secured revolving credit facility (the “Amended Facility”).  The Amended Facility matures on July 12, 2021.  Cirrus Logic must repay the outstanding principal amount of all borrowings, together with all accrued but unpaid interest thereon, on the maturity date.  The Amended Facility is required to be guaranteed by all of Cirrus Logic’s material domestic subsidiaries (the “Subsidiary Guarantors”).  The Credit Facility is secured by substantially all of the assets of Cirrus Logic and any Subsidiary Guarantors, except for certain excluded assets.

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

As of June 24, 2017, the Company had no amounts outstanding under the Amended Facility and was in compliance with all covenants under the Amended Credit Agreement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with interest rates on our debt securities, currency movements on non-U.S. dollar denominated assets and liabilities, and the effect of market factors on the value of our marketable securities.  We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures.  For a description of our market risks, see “Part II – Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in our fiscal year 2017 Annual Report on Form 10-K filed with the Commission on May 24, 2017.  There have been no significant changes to our exposure to market risks since we filed our fiscal year 2017 Annual Report on Form 10-K.

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
Based upon the evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were effective as of June 24, 2017.
Changes in control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 24, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information regarding legal proceedings to which the Company is a party is set forth in Note 11 – Legal Matters to our unaudited consolidated condensed financial statements and is incorporated herein by reference.

ITEM 1A. RISK FACTORS
In evaluating all forward-looking statements, you should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements.  Various risk factors associated with our business are included in our Annual Report on Form 10-K for the year ended March 25, 2017, as filed with the Commission on May 24, 2017, and available at www.sec.gov.  Other than as set forth below, there have been no material changes to those risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 25, 2017.

We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer, or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business.  For the first three months of fiscal years 2018 and 2017, our ten largest end customers represented approximately 91 percent and 88 percent, respectively, of our net sales.  We had one end customer, Apple Inc. that purchased through multiple contract manufacturers and represented approximately 76 percent and 68 percent of the Company’s total net sales for the first three months of fiscal years 2018 and 2017, respectively.  Additionally, Samsung Electronics represented approximately 12 percent of the Company’s net sales for the first three months of fiscal year 2017.

We had no distributors that represented more than 10 percent of our sales for the three month period ending June 24, 2017, or June 25, 2016.  No other end customer or distributor represented more than 10 percent of net sales for the three month period ending June 24, 2017, or June 25, 2016.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended June 24, 2017 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
March 26, 2017 - April 22, 2017	—	$—	—	$—
April 23, 2017 - May 20, 2017	548	64.11	548	140,668
May 21, 2017 - June 24, 2017	161	64.79	161	130,227
Total	709	$64.26	709	$130,227
(1) The Company currently has one active share repurchase program: the $200 million share repurchase program authorized by the Board of Directors in October 2015. The repurchases are to be funded from existing cash and intended to be effected from time to time in accordance with applicable securities laws through the open market or in privately negotiated transactions. The timing of the repurchases and the actual amount purchased depend on a variety of factors including the market price of the Company’s shares, general market and economic conditions, and other corporate considerations. The program does not have an expiration date, does not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company's discretion. The Company repurchased 0.7 million shares of its common stock for $45.6 million during the first quarter of fiscal year 2018. All of these shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of June 24, 2017.

໿
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

The following exhibits are filed as part of or incorporated by reference into this Report:

໿

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

CIRRUS LOGIC, INC.

Date:	August 2, 2017	/s/ Thurman K. Case

Thurman K. Case

Vice President, Chief Financial Officer and Principal Accounting Officer