Form 10-Q
period 2017-09-23
CIRRUS LOGIC INC
filed 2017-11-02
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 23, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐    NO ☑
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of October 27, 2017 was 63,665,099.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED SEPTEMBER 23, 2017
TABLE OF CONTENTS
໿
໿
໿

Part I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	September 23,	March 25,
	2017	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$180,198	$351,166
Marketable securities	15,446	99,813
Accounts receivable, net	232,380	119,974
Inventories	210,791	167,895
Prepaid assets	20,923	24,987
Other current assets	10,262	12,093
Total current assets	670,000	775,928

Long-term marketable securities	133,547	—
Property and equipment, net	177,523	168,139
Intangibles, net	131,235	135,188
Goodwill	289,248	286,767
Deferred tax assets	30,511	32,841
Other assets	23,703	14,607
Total assets	$1,455,767	$1,413,470

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$131,125	$73,811
Accrued salaries and benefits	35,651	40,190
Software license agreements	10,827	14,990
Other accrued liabilities	13,587	15,084
Total current liabilities	191,190	144,075

Long-term liabilities:
Debt	—	60,000
Software license agreements	7,245	3,146
Other long-term liabilities	57,416	54,557
Total long-term liabilities	64,661	117,703

Stockholders' equity:
Capital stock	1,288,669	1,259,279
Accumulated deficit	(92,180)	(107,014)
Accumulated other comprehensive income (loss)	3,427	(573)
Total stockholders' equity	1,199,916	1,151,692
Total liabilities and stockholders' equity	$1,455,767	$1,413,470

The accompanying notes are an integral part of these consolidated condensed financial statements.
໿

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	September 23,	September 24,	September 23,	September 24,
	2017	2016	2017	2016
Net sales	$425,537	$428,619	$746,272	$688,047
Cost of sales	214,255	216,920	373,274	349,663
Gross profit	211,282	211,699	372,998	338,384
Operating expenses
Research and development	90,353	75,673	173,910	149,607
Selling, general and administrative	30,041	32,089	60,900	62,629
Total operating expenses	120,394	107,762	234,810	212,236
Income from operations	90,888	103,937	138,188	126,148
Interest income	1,005	296	1,934	563
Interest expense	(280)	(1,299)	(615)	(2,255)
Other expense	(1,116)	(261)	(1,135)	(114)
Income before income taxes	90,497	102,673	138,372	124,342
Provision for income taxes	17,197	16,634	22,160	20,232
Net income	73,300	86,039	116,212	104,110

Basic earnings per share	$1.16	$1.37	$1.82	$1.66
Diluted earnings per share	$1.10	$1.30	$1.74	$1.58
Basic weighted average common shares outstanding	63,431	62,787	63,764	62,618
Diluted weighted average common shares outstanding	66,360	66,410	66,761	66,101

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands; unaudited)

	Three Months Ended		Six Months Ended
	September 23,	September 24,	September 23,	September 24,
	2017	2016	2017	2016
Net income	$73,300	$86,039	$116,212	$104,110
Other comprehensive income (loss), before tax
Foreign currency translation	3,021	65	3,311	253
Unrealized gain (loss) on marketable securities	14	(76)	48	(9)
Actuarial gain on pension plan	—	—	792	—
Reclassification of actuarial gain to net income	—	(26)	—	(53)
(Provision) benefit for income taxes	(1)	21	(151)	20
Comprehensive income	$76,334	$86,023	$120,212	$104,321

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six Months Ended
	September 23,	September 24,
	2017	2016
Cash flows from operating activities:
Net income	$116,212	$104,110
Adjustments to reconcile net income to net cash generated by operating activities:
Depreciation and amortization	39,031	32,961
Stock compensation expense	23,695	19,234
Deferred income taxes	346	3,845
Loss on retirement or write-off of long-lived assets	377	251
Other non-cash adjustments	(3,819)	(2,985)
Net change in operating assets and liabilities:
Accounts receivable, net	(112,406)	(181,027)
Inventories	(42,896)	(19,239)
Other assets	5,714	4,584
Accounts payable and other accrued liabilities	49,658	64,475
Income taxes payable	4,797	10,638
Net cash generated by operating activities	80,709	36,847

Cash flows from investing activities:
Maturities and sales of available-for-sale marketable securities	109,069	91,531
Purchases of available-for-sale marketable securities	(158,216)	(128,415)
Purchases of property, equipment and software	(25,781)	(18,119)
Investments in technology	(21,809)	(5,743)
Net cash used in investing activities	(96,737)	(60,746)

Cash flows from financing activities:
Principal payments on long-term revolver	(60,000)	(20,439)
Debt issuance costs	—	(2,152)
Payments on capital lease agreements	—	(699)
Issuance of common stock, net of shares withheld for taxes	5,695	9,131
Repurchase of stock to satisfy employee tax withholding obligations	(5,085)	(2,031)
Repurchase and retirement of common stock	(95,550)	(15,440)
Net cash used in financing activities	(154,940)	(31,630)

Net decrease in cash and cash equivalents	(170,968)	(55,529)

Cash and cash equivalents at beginning of period	351,166	168,793
Cash and cash equivalents at end of period	$180,198	$113,264

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

2. Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606).  The purpose of this ASU is to converge revenue recognition requirements per U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date after public comment supported a proposal to delay the effective date of this ASU to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  The Company is currently in the process of reviewing our customers’ contracts in respect of performance obligation identification and satisfaction, pricing, warranties, and return rights, among other considerations. Though we have not completed the process, the Company currently expects no material modifications to its financial statements upon adoption of this ASU. The standard may be adopted by full retrospective method, which applies retrospectively to each prior period presented, or by modified retrospective method with the cumulative effect adjustment recognized in beginning retained earnings as of the date of adoption. We anticipate using the modified retrospective adoption method.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.  This ASU relates to income tax consequences of non-inventory intercompany asset transfers.  This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods.  Early adoption is permitted, as of the beginning of an annual reporting period.  The guidance requires companies to apply a modified retrospective approach with a cumulative catch-up adjustment to beginning retained earnings in the period of adoption.  The

Company early adopted this ASU in the first quarter of fiscal year 2018 with a $0.7 million impact to beginning retained earnings.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.  The update states that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business, and should be treated as an asset acquisition instead. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods.  Early adoption is permitted under specific circumstances, including in an interim period, with prospective application. The Company adopted this ASU and applied the related guidance to an asset acquisition in the first quarter of fiscal year 2018.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  This ASU eliminates step two of the goodwill impairment test.  An impairment charge is to be recognized for the amount by which the current value exceeds the fair value. This ASU is effective for annual periods beginning after December 15, 2019, including interim periods.  Early adoption is permitted, for interim or annual goodwill impairment tests performed after January 1, 2017. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this update. The Company is currently evaluating the impact of this ASU, which will be applied prospectively.

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

The following table is a summary of available-for-sale securities at September 23, 2017 (in thousands):

As of September 23, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$135,219	$103	$(89)	$135,233
Non-US government securities	11,817	—	(14)	11,803
US Treasury securities	998	—	—	998
Certificates of deposit	500	—	—	500
Agency discount notes	459	—	—	459
Total securities	$148,993	$103	$(103)	$148,993

The Company typically invests in highly-rated securities with original maturities generally ranging from one to three years. The Company's specifically identified gross unrealized loss of $103 thousand related to securities with total amortized cost of approximately $78.2 million at September 23, 2017.  No securities have been in a continuous unrealized loss position for more than 12 months as of September 23, 2017. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  When evaluating an investment for other-than-temporary impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of September 23, 2017, the Company does not consider any of its investments to be other-than-temporarily impaired.

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

The cost and estimated fair value of available-for-sale securities by contractual maturities were as follows (in thousands):
໿

	September 23, 2017		March 25, 2017
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$15,454	$15,446	$99,868	$99,813
After 1 year	133,539	133,547	—	—
Total	$148,993	$148,993	$99,868	$99,813

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

In connection with one of the Company’s prior acquisitions accounted for as a business combination, the Company reported contingent consideration based upon achievement of certain milestones.  This liability is classified as Level 3 and valued using a discounted cash flow model.  The assumptions used in preparing the discounted cash flow include discount rate estimates and cash flow amounts.  See additional details below.

Prior to paying off the Company’s long-term revolving facility in the prior fiscal quarter, interest was applied at a base rate plus applicable margin or LIBOR plus applicable margin and the fair value of the revolving facility approximated carrying value.

As of September 23, 2017 and March 25, 2017, the Company classified all investment portfolio and pension plan assets and liabilities as Level 1 or Level 2 assets and liabilities.  The only Level 3 liability is the contingent consideration described above and below.  The Company has no Level 3 assets.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three months ending September 23, 2017.

The following summarizes the fair value of our financial instruments at September 23, 2017, exclusive of pension plan assets and liabilities (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$152,329	$—	$—	$152,329

Available-for-sale securities
Corporate debt securities	$—	$135,233	$—	$135,233
Non-US government securities	—	11,803	—	11,803
U.S. Treasury securities	998	—	—	998
Certificates of deposit	—	500	—	500
Agency discount notes	—	459	—	459
	$998	$147,995	$—	$148,993
Liabilities:
Other accrued liabilities
Contingent consideration	$—	$—	$659	$659

໿
The following summarizes the fair value of our financial instruments at March 25, 2017, exclusive of pension plan assets and liabilities (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$313,982	$—	$—	$313,982

Available-for-sale securities
Corporate debt securities	$—	$33,330	$—	$33,330
Commercial paper		66,483	—	66,483
	$—	$99,813	$—	$99,813
Liabilities:
Other accrued liabilities
Contingent consideration	$—	$—	$4,695	$4,695

Contingent consideration
The following summarizes the fair value of the liability for contingent consideration at September 23, 2017:

	Maximum Value if Milestones Achieved (in thousands)	Estimated Discount Rate (%)	Fair Value (in thousands)
Tranche B - 30 month earn out period	$5,000	7.7%	$659
The valuation of contingent consideration was initially based on a weighted-average discounted cash flow model.  The fair value is reviewed and estimated on a quarterly basis based on the probability of achieving defined milestones and current interest rates.  Significant changes in any of the unobservable inputs used in the fair value measurement of contingent consideration could result in a significantly lower or higher fair value.  An increase or decrease in the probability of achieving certain milestones within the earn out period would be accompanied by a directionally similar change in the fair value of the recorded liability.  A change in discount rate would be accompanied by a directionally opposite change in fair value.  Changes in the fair value of the recorded liability are reported in research and development expense in the consolidated condensed statements of income.  In the first quarter of the current fiscal year, changes in the probability of achieving certain milestones associated with Tranche B of the earn out were determined following a review of product shipment forecasts within the earn out period.  The revised estimates reduced the fair value of the liability as of September 23, 2017 as shown in the table below.
໿

Six Months Ended
September 23,
2017
(in thousands)
Beginning balance	$4,695
Adjustment to estimates (research and development expense)	(4,049)
Fair value charge recognized in earnings (research and development expense)	13
Ending balance	$659

5. Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	September 23,	March 25,
	2017	2017
Gross accounts receivable	$232,824	$120,408
Allowance for doubtful accounts	(444)	(434)
Accounts receivable, net	$232,380	$119,974

6. Inventories

Inventories are comprised of the following (in thousands):

	September 23,	March 25,
	2017	2017
Work in process	$112,335	$83,332
Finished goods	98,456	84,563
	$210,791	$167,895

໿

໿

໿
7. Revolving Credit Facilities

On July 12, 2016, Cirrus Logic entered into an amended and restated credit agreement (the “Amended Credit Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto, for the purpose of refinancing an existing credit facility and providing ongoing working capital.  The Amended Credit Agreement provides for a $300 million senior secured revolving credit facility (the “Amended Facility”).  The Amended Facility matures on July 12, 2021.  The Amended Facility is required to be guaranteed by all of Cirrus Logic’s material domestic subsidiaries (the “Subsidiary Guarantors”).  The Amended Credit Facility is secured by substantially all of the assets of Cirrus Logic and any Subsidiary Guarantors, except for certain excluded assets.

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

As of September 23, 2017, the Company had no amounts outstanding under the Amended Facility and was in compliance with all covenants under the Amended Credit Agreement.

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

The Company elected to make a contribution of £1.5 million based on the latest triennial actuarial valuation in the prior fiscal quarter. As of September 23, 2017, the Scheme is in a net funded position (included within “Other assets” in the consolidated condensed balance sheet).

9. Income Taxes
໿
Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended		Six Months Ended
	September 23,	September 24,	September 23,	September 24,
	2017	2016	2017	2016
Income before income taxes	$90,497	$102,673	$138,372	$124,342
Provision for income taxes	$17,197	$16,634	$22,160	$20,232
Effective tax rate	19.0%	16.2%	16.0%	16.3%
Our income tax expense was $17.2 million and $16.6 million for the second quarter of fiscal year 2018 and 2017, respectively, resulting in effective tax rates of 19.0% and 16.2% for the second quarter of fiscal year 2018 and 2017, respectively.  Our income tax expense was $22.2 million and $20.2 million for the first six months of fiscal year 2018 and 2017, respectively, resulting in effective tax rates of 16.0% and 16.3% for the first six months of fiscal year 2018 and 2017, respectively.  Our effective tax rate for the second quarter and first six months of fiscal year 2018 was lower than the federal statutory rate primarily due to income earned in certain foreign jurisdictions taxed below the federal statutory rate, excess tax benefits from stock-based compensation, and the U.S. R&D tax credit. Our effective tax rate for the second quarter and first six months of fiscal year 2017 was below the federal statutory rate primarily due to income earned in certain foreign jurisdictions taxed below the federal statutory rate, excess tax benefits from stock-based compensation, and the U.S. R&D tax credit.

The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns.  At September 23, 2017, the Company had unrecognized tax benefits of $33.6 million, all of which would impact the effective tax rate if recognized.  The Company recorded a gross decrease of $2.3 million due to the lapse of the statute of limitations in the first quarter of fiscal year 2018 applicable to a tax deduction claimed on a prior year tax return, as well as gross increases to its current year unrecognized tax benefits of $2.2 million and $2.8 million for the first and second quarters of fiscal year 2018, respectively. The Company believes it is reasonably possible that the gross unrecognized tax benefits could decrease by approximately $1.1 million in the next 12 months due to the lapse of the statute of limitations applicable to a tax position taken on a prior year tax return. The Company’s total unrecognized tax benefits are classified as “Other long-term liabilities” in the consolidated condensed balance sheets.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.  As of September 23, 2017, the balance of accrued interest and penalties, net of tax, was $0.5 million.

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

The following table details the calculation of basic and diluted earnings per share for the three and six months ended September 23, 2017 and September 24, 2016 (in thousands, except per share amounts):
໿

	Three Months Ended		Six Months Ended
	September 23,	September 24,	September 23,	September 24,
	2017	2016	2017	2016
Numerator:
Net income	$73,300	$86,039	$116,212	$104,110
Denominator:
Weighted average shares outstanding	63,431	62,787	63,764	62,618
Effect of dilutive securities	2,929	3,623	2,997	3,483
Weighted average diluted shares	66,360	66,410	66,761	66,101
Basic earnings per share	$1.16	$1.37	$1.82	$1.66
Diluted earnings per share	$1.10	$1.30	$1.74	$1.58

The weighted outstanding shares excluded from our diluted calculation for the three and six months ended September 23, 2017 were 236 thousand and 222 thousand, respectively, as the shares were anti-dilutive. The weighted outstanding shares excluded from our diluted calculation for the three and six months ended September 24, 2016 were 4 thousand and 8 thousand, respectively, as the shares were anti-dilutive.

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

12. Stockholders’ Equity

Common Stock

The Company issued a net 0.2 million and 0.4 million shares of common stock during the three and six month periods ending September 23, 2017, respectively, primarily pursuant to the Company's 2006 Stock Incentive Plan. The Company issued a net 0.8 million and 1.1 million shares of common stock during the three and six month periods ending September 24, 2016, respectively, primarily pursuant to the Company’s 2006 Stock Incentive Plan.

Share Repurchase Program

Since inception, $119.8 million of the Company’s common stock has been repurchased under the Company’s 2015 $200 million share repurchase program, leaving $80.2 million available for repurchase under this plan as of September 23, 2017.  During the three and six months ended September 23, 2017, respectively, the Company repurchased 0.9 million shares of its common stock, for $50.0 million, at an average cost of $56.19 per share and 1.6 million shares of its common stock, for $95.6 million, at an average cost of $59.77 per share.  All of these shares were repurchased in the open market and were funded from existing cash.  All shares of our common stock that were repurchased were retired as of September 23, 2017.

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
Revenues from our product lines are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 23,	September 24,	September 23,	September 24,
	2017	2016	2017	2016
Portable Audio Products	$381,761	$383,410	$662,449	$599,478
Non-Portable Audio and Other Products	43,776	45,209	83,823	88,569
	$425,537	$428,619	$746,272	$688,047

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

There were no material changes in the first six months of fiscal year 2018 to the information provided under the heading “Critical Accounting Policies” included in our fiscal year 2017 Annual Report on Form 10-K for the fiscal year ended March 25, 2017.

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606).  The purpose of this ASU is to converge revenue recognition requirements per U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date after public comment supported a proposal to delay the effective date of this ASU to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  The Company is currently in the process of reviewing our customers’ contracts in respect of performance obligation identification and satisfaction, pricing, warranties, and return rights, among other considerations. Though we have not completed the process, the Company currently expects no material modifications to its financial statements upon adoption of this ASU. The standard may be adopted by full retrospective method, which applies retrospectively to each prior period presented, or by modified retrospective method with the cumulative effect adjustment recognized in beginning retained earnings as of the date of adoption. We anticipate using the modified retrospective adoption method.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.  This ASU relates to income tax consequences of non-inventory intercompany asset transfers.  This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods.  Early adoption is permitted, as of the beginning of an annual reporting period.  The guidance requires companies to apply a modified retrospective approach with a cumulative catch-up adjustment to beginning retained earnings in the period of adoption.  The Company early adopted this ASU in the first quarter of fiscal year 2018 with a $0.7 million impact to beginning retained earnings.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.  The update states that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business, and should be treated as an asset acquisition instead. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods.  Early adoption is permitted under specific circumstances, including in an interim period, with prospective application. The Company adopted this ASU and applied the related guidance to an asset acquisition in the first quarter of fiscal year 2018.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  This ASU eliminates step two of the goodwill impairment test.  An impairment charge is to be recognized for the amount by which the current value exceeds the fair value. This ASU is effective for annual periods beginning after December 15, 2019, including interim periods.  Early adoption is permitted, for interim or annual goodwill impairment tests performed after January 1, 2017. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this update. The Company is currently evaluating the impact of this ASU, which will be applied prospectively.

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

Results of Operations
The following table summarizes the results of our operations for the first three and six months of fiscal years 2018 and 2017, respectively, as a percentage of net sales.  All percentage amounts were calculated using the underlying data in thousands, unaudited:
໿

	Three Months Ended		Six Months Ended
	September 23,	September 24,	September 23,	September 24,
	2017	2016	2017	2016
Net sales	100%	100%	100%	100%
Gross margin	50%	49%	50%	49%
Research and development	22%	18%	23%	22%
Selling, general and administrative	7%	7%	8%	9%
Income from operations	21%	24%	19%	18%
Interest income	0%	0%	0%	0%
Interest expense	0%	0%	0%	0%
Other expense	0%	0%	0%	0%
Income before income taxes	21%	24%	19%	18%
Provision for income taxes	4%	4%	3%	3%
Net income	17%	20%	16%	15%

໿
Net Sales

Net sales for the second quarter of fiscal year 2018 decreased $3.1 million, or 1 percent, to $425.5 million from $428.6 million in the second quarter of fiscal year 2017.  Net sales from our portable audio products decreased $1.7 million, primarily due to sales of a lower average selling price ("ASP") component at a key Android original equipment manufacturer ("OEM") and ASP reductions on certain other portable audio products, partially offset by an increase in volumes on a number of other portable audio components.  Non-portable audio and other product sales decreased $1.4 million for the quarter versus the comparable period in the prior fiscal year.

Net sales for the first six months of fiscal year 2018 increased $58.3 million, or 8 percent, to $746.3 million from $688.0 million for the first six months of fiscal year 2017.  Net sales from our portable audio products increased $63.0 million, or 11 percent, primarily due to increases in volumes on a number of portable audio components, partially offset by the ASP reductions, described above.  Non-portable audio and other product sales decreased $4.7 million for the first six months versus the comparable period in the prior fiscal year due to continued anticipated declines in our legacy products.

Sales outside of the Americas, including sales to U.S.-based customers that manufacture products overseas, either through foreign subsidiaries or third parties principally located in Asia, were approximately 98 percent and 97 percent of net sales during the second quarter of fiscal year 2018 and 2017, respectively and 97 percent for each of the first six months of fiscal year 2018 and 2017.  Our sales are denominated primarily in U.S. dollars.  No foreign currency hedging contracts were entered into in the first six months of fiscal year 2018 or 2017.

Since the components we produce are largely proprietary, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may purchase our products directly from us, from an external sales representative or distributor, or through a third-party manufacturer contracted to produce their designs.  For each of the second quarters of fiscal years 2018 and 2017, our ten largest end customers represented approximately 93 percent of our net sales. For the first six months of fiscal years 2018 and 2017, our ten largest customers represented approximately 92 percent and 91 percent of our net sales, respectively.

We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 82 percent and 78 percent of the Company’s total net sales for the second quarter of fiscal years 2018 and 2017, respectively.  This same customer represented approximately 80 percent and 74 percent of the Company's total net sales for the first six months of fiscal years 2018 and 2017. Samsung Electronics represented 10 percent of the Company’s total net sales for the first six months of fiscal year 2017.

No other end customer or distributor represented more than 10 percent of net sales for the three and six months ending September 23, 2017 and September 24, 2016.

For more information, please see Part II—Item 1A—Risk Factors— “We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.”

Gross Margin

Gross margin was 49.7 percent in the second quarter of fiscal year 2018, up from 49.4 percent in the second quarter of fiscal year 2017. The increase was primarily driven by supply chain efficiencies associated with higher production volumes in the current fiscal quarter.

Gross margin was 50.0 percent for the first six months of fiscal year 2018 up from 49.2 percent for the first six months of fiscal year 2017. The increase was primarily due to supply chain efficiencies. In addition, the first quarter of fiscal 2017 included higher manufacturing spend related to product ramps.

Research and Development Expense

Research and development expense for the second quarter of fiscal year 2018 was $90.4 million, an increase of $14.7 million, or 19 percent, from $75.7 million in the second quarter of fiscal year 2017.  The primary drivers were the adjustment in contingent consideration that occurred in the second quarter of fiscal year 2017 that did not occur in the current fiscal quarter, increased salary and employee-related expenses, following a 14 percent increase in headcount, increased amortization of acquisition intangibles, and higher product development costs, including tape outs and contract labor to accelerate certain key projects.

Research and development expense for the first six months of fiscal year 2018 was $173.9 million, an increase of $24.3 million, or 16 percent, from $149.6 million for the first six months of fiscal year 2017. Driving the increase were higher salary and employee-related expenses following a significant increase in headcount in the current fiscal year, increased amortization of acquisition intangibles, increased product development expenses, including tape outs and contract labor, and higher occupancy costs.

Selling, General and Administrative Expense

Selling, general and administrative expense for the second quarter of fiscal year 2018 was $30.0 million, a decrease of $2.1 million, or 6 percent, from $32.1 million in the second quarter of fiscal year 2017, primarily due to decreased variable compensation for the period.

Selling, general and administrative expense for the first six months of fiscal year 2018 was $60.9 million, a decrease of $1.7 million, or 3 percent, from $62.6 million for the first six months of fiscal year 2017. The decrease was primarily due to reduced depreciation and amortization expense, partially offset by higher employment expenses for the period.

Interest Income
The Company reported interest income of $1.0 million and $1.9 million for the three and six months ended September 23, 2017, respectively, and $0.3 million and $0.6 million for the three and six months ended September 24, 2016, respectively. Interest income increased in the current fiscal year due to higher average cash, cash equivalents and marketable securities balances for the periods presented.

Interest Expense
The Company reported interest expense of $0.3 million and $0.6 million for the three and six months ended September 23, 2017, respectively, and $1.3 million and $2.3 million for the three and six months ended September 24, 2016, respectively.  Interest expense decreased in the current fiscal year due to the repayment of the revolving credit facility described in Note 7.

Other Expense
For each of the three and six months ended September 23, 2017, the Company reported $1.1 million in other expense, and $0.3 million and $0.1 million, respectively, in other expense for the three and six months ended September 24, 2016, primarily related to net losses on foreign currency denominated monetary assets and liabilities.

Income Taxes
Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended		Six Months Ended
	September 23,	September 24,	September 23,	September 24,
	2017	2016	2017	2016
Income before income taxes	$90,497	$102,673	$138,372	$124,342
Provision for income taxes	$17,197	$16,634	$22,160	$20,232
Effective tax rate	19.0%	16.2%	16.0%	16.3%
Our effective tax rate for the second quarter and first six months of fiscal year 2018 was lower than the federal statutory rate primarily due to income earned in certain foreign jurisdictions taxed below the federal statutory rate, excess tax benefits from stock-based compensation, and the U.S. R&D tax credit. Our effective tax rate for the second quarter and first six months of fiscal year 2017 was below the federal statutory rate primarily due to income earned in certain foreign jurisdictions taxed below the federal statutory rate, excess tax benefits from stock-based compensation, and the U.S. R&D tax credit.

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

Cash generated by operating activities is net income adjusted for certain non-cash items and changes in working capital.  Cash flow from operations was $80.7 million for the first six months of fiscal year 2018 as compared to $36.8 million generated from operations for the corresponding period of fiscal year 2017.  The cash flow from operations during the current period of fiscal year 2018 was related to the cash components of our net income, offset by a $95.1 million unfavorable change in working capital, primarily as a result of increases in accounts receivable and inventories, offset by an increase in accounts payable.  The cash flow from operations during the corresponding period of fiscal year 2017 was related to the cash components of our net income, partially offset by a $120.6 million unfavorable change to working capital, primarily as a result of increases in accounts receivable and inventories, offset by an increase in accounts payable.

Net cash used in investing activities was $96.7 million during the first six months of fiscal year 2018 as compared to $60.7 million used in investing activities during the first six months of fiscal year 2017.  The cash used in investing activities in the current period is primarily related to net purchases of marketable securities of $49.1 million, and capital expenditures and technology investments of $27.4 million.  In addition, the Company purchased certain tangible and intangible assets for $20.2 million as part of a technology acquisition. The cash used in investing activities in the corresponding period in fiscal year 2017 was primarily related to net purchases of marketable securities of $36.9 million, and capital expenditures and technology investments of $23.9 million.

Net cash used in financing activities was $154.9 million during the first six months of fiscal year 2018.  The cash used during the first six months of fiscal year 2018 was primarily associated with stock repurchases of $95.6 million and $60.0 million in payments against the long-term revolver.  The cash used in financing activities was $31.6 million for the first six months of fiscal year 2017.  The use of cash was primarily associated with $20.4 million in payments against the Company's Amended Facility described below, stock repurchases during the period of $15.4 million, and debt issuance costs of $2.2 million, offset by $7.1 million for the issuance of common stock, net of shares withheld for taxes.

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
Revolving Credit Facilities

On July 12, 2016, Cirrus Logic entered into an amended and restated credit agreement (the “Amended Credit Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto, for the purpose of refinancing the Credit Facility and providing ongoing working capital.  The Amended Credit Agreement provides for a $300 million senior secured revolving credit facility (the “Amended Facility”).  The Amended Facility matures on July 12, 2021.  Cirrus Logic must repay the outstanding principal amount of all borrowings, together with all accrued but unpaid interest thereon, on the maturity date.  The Amended Facility is required to be guaranteed by all of Cirrus Logic’s material domestic subsidiaries (the “Subsidiary Guarantors”).  The Amended Credit Facility is secured by substantially all of the assets of Cirrus Logic and any Subsidiary Guarantors, except for certain excluded assets.

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

As of September 23, 2017, the Company had no amounts outstanding under the Amended Facility and was in compliance with all covenants under the Amended Credit Agreement.

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
Based upon the evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were effective as of September 23, 2017.
Changes in control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 23, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer, or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business.  For the first six months of fiscal years 2018 and 2017, our ten largest customers represented approximately 92 percent and 91 percent, respectively, of our net sales.  We had one end customer, Apple Inc. that purchased through multiple contract manufacturers and represented approximately 80 percent and 74 percent of the Company’s total net sales for the first six months of fiscal years 2018 and 2017, respectively.  Additionally, Samsung Electronics represented approximately 10 percent of the Company’s net sales for the first six months of fiscal year 2017.

We had no distributors that represented more than 10 percent of our sales for the six month period ending September 23, 2017, or September 24, 2016.  No other end customer or distributor represented more than 10 percent of net sales for the six month period ending September 23, 2017, or September 24, 2016.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended September 23, 2017 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
June 25, 2017 - July 22, 2017	—	$—	—	$—
July 23, 2017 - August 19, 2017	890	56.19	890	80,227
August 20, 2017 - September 23, 2017	—	—	—	—
Total	890	$56.19	890	$80,227
(1) The Company currently has one active share repurchase program: the $200 million share repurchase program authorized by the Board of Directors in October 2015. The repurchases are to be funded from existing cash and intended to be effected from time to time in accordance with applicable securities laws through the open market or in privately negotiated transactions. The timing of the repurchases and the actual amount purchased depend on a variety of factors including the market price of the Company’s shares, general market and economic conditions, and other corporate considerations. The program does not have an expiration date, does not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company's discretion. The Company repurchased 0.9 million shares of its common stock for $50.0 million during the second quarter of fiscal year 2018. All of these shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of September 23, 2017.

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

CIRRUS LOGIC, INC.

Date:	November 2, 2017	/s/ Thurman K. Case

Thurman K. Case

Vice President, Chief Financial Officer and Principal Accounting Officer