Form 10-Q
period 2017-12-30
CIRRUS LOGIC INC
filed 2018-02-05
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐    NO ☑
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of February 1, 2018 was 63,366,331.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED DECEMBER 30, 2017
TABLE OF CONTENTS
໿
໿
໿

Part I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	December 30,	March 25,
	2017	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$226,640	$351,166
Marketable securities	12,822	99,813
Accounts receivable, net	217,619	119,974
Inventories	192,967	167,895
Prepaid assets	19,425	24,987
Other current assets	10,020	12,093
Total current assets	679,493	775,928

Long-term marketable securities	173,717	—
Property and equipment, net	187,143	168,139
Intangibles, net	126,183	135,188
Goodwill	288,481	286,767
Deferred tax assets	16,467	32,841
Other assets	21,841	14,607
Total assets	$1,493,325	$1,413,470

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$116,274	$73,811
Accrued salaries and benefits	29,543	40,190
Software license agreements	7,270	14,990
Other accrued liabilities	22,633	15,084
Total current liabilities	175,720	144,075

Long-term liabilities:
Debt	—	60,000
Software license agreements	7,357	3,146
Other long-term liabilities	98,882	54,557
Total long-term liabilities	106,239	117,703

Stockholders' equity:
Capital stock	1,301,800	1,259,279
Accumulated deficit	(92,402)	(107,014)
Accumulated other comprehensive income (loss)	1,968	(573)
Total stockholders' equity	1,211,366	1,151,692
Total liabilities and stockholders' equity	$1,493,325	$1,413,470

The accompanying notes are an integral part of these consolidated condensed financial statements.
໿

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	December 30,	December 24,	December 30,	December 24,
	2017	2016	2017	2016
Net sales	$482,741	$523,029	$1,229,013	$1,211,076
Cost of sales	247,653	267,877	620,927	617,540
Gross profit	235,088	255,152	608,086	593,536
Operating expenses
Research and development	96,978	76,079	270,888	225,686
Selling, general and administrative	34,604	32,884	95,504	95,513
Total operating expenses	131,582	108,963	366,392	321,199
Income from operations	103,506	146,189	241,694	272,337
Interest income	1,191	415	3,125	978
Interest expense	(279)	(765)	(894)	(3,020)
Other income (expense)	322	(47)	(813)	(161)
Income before income taxes	104,740	145,792	243,112	270,134
Provision for income taxes	70,961	23,751	93,121	43,983
Net income	33,779	122,041	149,991	226,151

Basic earnings per share	$0.53	$1.91	$2.36	$3.59
Diluted earnings per share	$0.52	$1.83	$2.26	$3.41
Basic weighted average common shares outstanding	63,453	63,837	63,655	63,025
Diluted weighted average common shares outstanding	65,557	66,748	66,377	66,378

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands; unaudited)

	Three Months Ended		Nine Months Ended
	December 30,	December 24,	December 30,	December 24,
	2017	2016	2017	2016
Net income	$33,779	$122,041	$149,991	$226,151
Other comprehensive income (loss), before tax
Foreign currency translation gain (loss)	(811)	(500)	2,500	(247)
Unrealized gain (loss) on marketable securities	(842)	40	(794)	31
Actuarial gain (loss) on pension plan	—	(2,646)	792	(2,646)
Reclassification of actuarial gain to net income	—	(27)	—	(80)
Benefit for income taxes	194	461	43	481
Comprehensive income	$32,320	$119,369	$152,532	$223,690

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Nine Months Ended
	December 30,	December 24,
	2017	2016
Cash flows from operating activities:
Net income	$149,991	$226,151
Adjustments to reconcile net income to net cash generated by operating activities:
Depreciation and amortization	59,175	47,989
Stock compensation expense	36,208	28,708
Deferred income taxes	13,260	5,285
Loss on retirement or write-off of long-lived assets	461	424
Other non-cash adjustments	(3,692)	(2,547)
Net change in operating assets and liabilities:
Accounts receivable, net	(97,645)	(158,098)
Inventories	(25,072)	(12,113)
Other assets	8,289	(1,215)
Accounts payable and other accrued liabilities	27,361	96,673
Income taxes payable	44,687	13,636
Net cash generated by operating activities	213,023	244,893

Cash flows from investing activities:
Maturities and sales of available-for-sale marketable securities	128,536	157,234
Purchases of available-for-sale marketable securities	(215,878)	(148,342)
Purchases of property, equipment and software	(38,606)	(26,380)
Investments in technology	(23,280)	(8,920)
Net cash used in investing activities	(149,228)	(26,408)

Cash flows from financing activities:
Principal payments on long-term revolver	(60,000)	(60,439)
Debt issuance costs	—	(2,152)
Payments on capital lease agreements	—	(699)
Issuance of common stock, net of shares withheld for taxes	6,315	14,869
Repurchase of stock to satisfy employee tax withholding obligations	(19,086)	(13,043)
Repurchase and retirement of common stock	(115,550)	(15,439)
Net cash used in financing activities	(188,321)	(76,903)

Net (decrease) increase in cash and cash equivalents	(124,526)	141,582

Cash and cash equivalents at beginning of period	351,166	168,793
Cash and cash equivalents at end of period	$226,640	$310,375

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

2. Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606).  The purpose of this ASU is to converge revenue recognition requirements per U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date after public comment supported a proposal to delay the effective date of this ASU to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  The Company is currently in the process of reviewing our customers’ contracts in respect of performance obligation identification and satisfaction, pricing, warranties, and return rights, among other considerations. The process is substantially complete and the Company currently expects no material modifications to its financial statements upon adoption of this ASU. The standard may be adopted by full retrospective method, which applies retrospectively to each prior period presented, or by modified retrospective method with the cumulative effect adjustment recognized in beginning retained earnings as of the date of adoption. We anticipate using the modified retrospective adoption method.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The FASB issued this update to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key leasing arrangement details.  Lessees would recognize operating leases on the balance sheet under this ASU — with the future lease payments recognized as a liability, measured at present value, and the right-of-use asset recognized for the lease term. A single lease cost would be recognized over the lease term.  For terms less than twelve months, a lessee would be permitted to make an accounting policy election to recognize lease expense for such leases generally on a straight-line basis over the lease term.  This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently evaluating the impact of this ASU on our financial statements.

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

The following table is a summary of available-for-sale securities at December 30, 2017 (in thousands):

As of December 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$174,603	$5	$(787)	$173,821
Non-US government securities	11,819	—	(58)	11,761
Certificates of deposit	500	—	—	500
Agency discount notes	459	—	(2)	457
Total securities	$187,381	$5	$(847)	$186,539

The Company typically invests in highly-rated securities with original maturities generally ranging from one to three years. The Company's specifically identified gross unrealized loss of $847 thousand related to securities with total amortized cost of approximately $181.0 million at December 30, 2017.  No securities have been in a continuous unrealized loss position for more than 12 months as of December 30, 2017. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  When evaluating an investment for other-than-temporary impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of December 30, 2017, the Company does not consider any of its investments to be other-than-temporarily impaired.

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

The cost and estimated fair value of available-for-sale securities by contractual maturities were as follows (in thousands):
໿

	December 30, 2017		March 25, 2017
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$12,846	$12,822	$99,868	$99,813
After 1 year	174,535	173,717	—	—
Total	$187,381	$186,539	$99,868	$99,813

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

Prior to paying off the Company’s long-term revolving facility in the first quarter of the current fiscal year, interest was applied at a base rate plus applicable margin or LIBOR plus applicable margin and the fair value of the revolving facility approximated carrying value.

As of December 30, 2017 and March 25, 2017, the Company classified all investment portfolio and pension plan assets and liabilities as Level 1 or Level 2 assets and liabilities.  The only Level 3 liability is the contingent consideration described above and below.  The Company has no Level 3 assets.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three months ending December 30, 2017.

The following summarizes the fair value of our financial instruments at December 30, 2017, exclusive of pension plan assets and liabilities (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$186,393	$—	$—	$186,393

Available-for-sale securities
Corporate debt securities	$—	$173,821	$—	$173,821
Non-US government securities	—	11,761	—	11,761
Certificates of deposit	—	500	—	500
Agency discount notes	—	457	—	457
	$—	$186,539	$—	$186,539
Liabilities:
Other accrued liabilities
Contingent consideration	$—	$—	$671	$671

໿
The following summarizes the fair value of our financial instruments at March 25, 2017, exclusive of pension plan assets and liabilities (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$313,982	$—	$—	$313,982

Available-for-sale securities
Corporate debt securities	$—	$33,330	$—	$33,330
Commercial paper		66,483	—	66,483
	$—	$99,813	$—	$99,813
Liabilities:
Other accrued liabilities
Contingent consideration	$—	$—	$4,695	$4,695

Contingent consideration
The following summarizes the fair value of the liability for contingent consideration at December 30, 2017:

	Maximum Value if Milestones Achieved (in thousands)	Estimated Discount Rate (%)	Fair Value (in thousands)
Tranche B - 30 month earn out period	$5,000	7.7%	$671
The valuation of contingent consideration was initially based on a weighted-average discounted cash flow model.  The fair value is reviewed and estimated on a quarterly basis based on the probability of achieving defined milestones and current interest rates.  Significant changes in any of the unobservable inputs used in the fair value measurement of contingent consideration could result in a significantly lower or higher fair value.  An increase or decrease in the probability of achieving certain milestones within the earn out period would be accompanied by a directionally similar change in the fair value of the recorded liability.  A change in discount rate would be accompanied by a directionally opposite change in fair value.  Changes in the fair value of the recorded liability are reported in research and development expense in the consolidated condensed statements of income.  In the first quarter of the current fiscal year, changes in the probability of achieving certain milestones associated with Tranche B of the earn out were determined following a review of product shipment forecasts within the earn out period.  The revised estimates reduced the fair value of the liability as of December 30, 2017 as shown in the table below. The final amount of the liability will be determined at the end of the earn-out period early in the fourth quarter of the current fiscal year and necessary adjustments will be made at that time.
໿

Nine Months Ended
December 30,
2017
(in thousands)
Beginning balance	$4,695
Adjustment to estimates (research and development expense)	(4,049)
Fair value charge recognized in earnings (research and development expense)	25
Ending balance	$671

5. Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	December 30,	March 25,
	2017	2017
Gross accounts receivable	$218,063	$120,408
Allowance for doubtful accounts	(444)	(434)
Accounts receivable, net	$217,619	$119,974

The increase in accounts receivable in the third quarter of the current fiscal year is due to the timing of sales and seasonality compared to the fourth quarter of fiscal year 2017.

6. Inventories

Inventories are comprised of the following (in thousands):

	December 30,	March 25,
	2017	2017
Work in process	$102,670	$83,332
Finished goods	90,297	84,563
	$192,967	$167,895

໿

໿

໿
7. Revolving Credit Facilities

On July 12, 2016, Cirrus Logic entered into an amended and restated credit agreement (the “Amended Credit Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto, for the purpose of refinancing an existing credit facility and providing ongoing working capital.  The Amended Credit Agreement provides for a $300 million senior secured revolving credit facility (the “Amended Facility”).  The Amended Facility matures on July 12, 2021.  The Amended Facility is required to be guaranteed by all of Cirrus Logic’s material domestic subsidiaries (the “Subsidiary Guarantors”).  The Amended Facility is secured by substantially all of the assets of Cirrus Logic and any Subsidiary Guarantors, except for certain excluded assets.

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

As of December 30, 2017, the Company had no amounts outstanding under the Amended Facility and was in compliance with all covenants under the Amended Credit Agreement.

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

The Company elected to make a contribution of £1.5 million based on the latest triennial actuarial valuation in the first quarter of the current fiscal year. As of December 30, 2017, the Scheme is in a net funded position (included within “Other assets” in the consolidated condensed balance sheet).

9. Income Taxes
໿
Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended		Nine Months Ended
	December 30,	December 24,	December 30,	December 24,
	2017	2016	2017	2016
Income before income taxes	$104,740	$145,792	$243,112	$270,134
Provision for income taxes	$70,961	$23,751	$93,121	$43,983
Effective tax rate	67.7%	16.3%	38.3%	16.3%
Our income tax expense was $71.0 million and $23.8 million for the third quarter of fiscal year 2018 and 2017, respectively, resulting in effective tax rates of 67.7% and 16.3% for the third quarter of fiscal year 2018 and 2017, respectively.  Our income tax expense was $93.1 million and $44.0 million for the first nine months of fiscal year 2018 and 2017, respectively, resulting in effective tax rates of 38.3% and 16.3% for the first nine months of fiscal year 2018 and 2017, respectively.  Our effective tax rate for the third quarter and first nine months of fiscal year 2018 was higher than the federal statutory rate primarily due to the impact of the legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") enacted in the current quarter and described below, partially offset by income earned in certain foreign jurisdictions that is taxed below the federal statutory rate and excess tax benefits from stock-based compensation. Our effective tax rate for the third quarter and first nine months of fiscal year 2017 was below the federal statutory rate primarily due to income earned in certain foreign jurisdictions taxed below the federal statutory rate, excess tax benefits from stock-based compensation, and the U.S. R&D tax credit.

The Tax Act was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate income tax rate from 35.0% to 21.0%, restricts the deductibility of certain business expenses, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax-deferred and creates new taxes on certain foreign sourced earnings, among other provisions. The reduction in the U.S. federal corporate income tax rate is effective January 1, 2018. The rate change is administratively effective at the beginning of our fiscal year 2018, resulting in a blended U.S. federal corporate income tax rate of 31.6% for the annual period. This reduction in the statutory U.S. tax rate, when coupled with changes in the deductibility of certain business expenses that are also effective in fiscal year 2018, resulted in an immaterial change to the estimated annual effective tax rate as of the third quarter of fiscal year 2018. The discrete tax effects of the enactment of the Tax Act are described below.
As of the end of the third quarter of fiscal year 2018, we have not completed our accounting for, and have made a reasonable estimate of, the income tax effects of the Tax Act. We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21.0%. We are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts. The provisional amount recorded as a discrete component of income tax expense in the current quarter related to the remeasurement of our deferred tax balances was $6.1 million of tax expense. In addition, we recorded a provisional amount of $51.8 million for our one-time transition tax liability as a discrete component of income tax expense. The one-time transition tax is based on our total post-1986 earnings and profits (E&P) that were previously deferred from U.S. income taxes, and is based in part on the amount of those earnings held in cash and other specified assets. The amount may change when we finalize the calculation of E&P and finalize the amounts held in cash or other specified assets on the applicable measurement date.
The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns.  At December 30, 2017, the Company had unrecognized tax benefits of $36.2 million, all of which would impact the effective tax rate if recognized.  The Company recorded a gross decrease of $2.3 million due to the lapse of the statute of limitations in the first quarter of fiscal year 2018 applicable to a tax deduction claimed on a prior year tax return, as well as gross increases to its current year unrecognized tax benefits of $2.2 million, $2.8 million, and $2.6 million for the first, second and third quarters of fiscal year 2018, respectively. The Company believes it is reasonably possible that the gross unrecognized tax benefits could decrease by approximately $1.1 million in the next 12 months due to the lapse of the statute of limitations applicable to a tax position taken on a prior year tax return. The Company’s total unrecognized tax benefits are classified as “Other long-term liabilities” in the consolidated condensed balance sheets.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.  As of December 30, 2017, the balance of accrued interest and penalties, net of tax, was $0.8 million.

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

The following table details the calculation of basic and diluted earnings per share for the three and nine months ended December 30, 2017 and December 24, 2016 (in thousands, except per share amounts):
໿

	Three Months Ended		Nine Months Ended
	December 30,	December 24,	December 30,	December 24,
	2017	2016	2017	2016
Numerator:
Net income	$33,779	$122,041	$149,991	$226,151
Denominator:
Weighted average shares outstanding	63,453	63,837	63,655	63,025
Effect of dilutive securities	2,104	2,911	2,722	3,353
Weighted average diluted shares	65,557	66,748	66,377	66,378
Basic earnings per share	$0.53	$1.91	$2.36	$3.59
Diluted earnings per share	$0.52	$1.83	$2.26	$3.41

The weighted outstanding shares excluded from our diluted calculation for the three and nine months ended December 30, 2017 were 824 thousand and 273 thousand, respectively, as the shares were anti-dilutive. The weighted outstanding shares excluded from our diluted calculation for the three and nine months ended December 24, 2016 were 157 thousand and 208 thousand, respectively, as the shares were anti-dilutive.

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

12. Stockholders’ Equity

Common Stock

The Company issued a net 0.6 million and 1.0 million shares of common stock during the three and nine month periods ending December 30, 2017, respectively, primarily pursuant to the Company's 2006 Stock Incentive Plan. The Company issued a net 0.9 million and 2.0 million shares of common stock during the three and nine month periods ending December 24, 2016, respectively, primarily pursuant to the Company’s 2006 Stock Incentive Plan.

Share Repurchase Program

Since inception, $139.8 million of the Company’s common stock has been repurchased under the Company’s 2015 $200 million share repurchase program, leaving $60.2 million available for repurchase under this plan as of December 30, 2017.  During the three and nine months ended December 30, 2017, respectively, the Company repurchased 0.4 million shares of its common stock, for $20.0 million, at an average cost of $55.01 per share and 2.0 million shares of its common stock, for $115.6 million, at an average cost of $58.89 per share.  All of these shares were repurchased in the open market and were funded from existing cash.  All shares of our common stock that were repurchased were retired as of December 30, 2017.

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
Revenues from our product lines are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 30,	December 24,	December 30,	December 24,
	2017	2016	2017	2016
Portable Audio Products	$438,650	$483,712	$1,101,099	$1,083,190
Non-Portable Audio and Other Products	44,091	39,317	127,914	127,886
	$482,741	$523,029	$1,229,013	$1,211,076

14. Subsequent Event

In January 2018, the Board of Directors authorized the repurchase of up to an additional $200 million of the Company’s common stock, in addition to the $60.2 million remaining from the Board’s previous share repurchase authorization in October 2015, described above in Note 12.

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

There were no material changes in the first nine months of fiscal year 2018 to the information provided under the heading “Critical Accounting Policies” included in our fiscal year 2017 Annual Report on Form 10-K for the fiscal year ended March 25, 2017.

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606).  The purpose of this ASU is to converge revenue recognition requirements per U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date after public comment supported a proposal to delay the effective date of this ASU to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  The Company is currently in the process of reviewing our customers’ contracts in respect of performance obligation identification and satisfaction, pricing, warranties, and return rights, among other considerations. The process is substantially complete and the Company currently expects no material modifications to its financial statements upon adoption of this ASU. The standard may be adopted by full retrospective method, which applies retrospectively to each prior period presented, or by modified retrospective method with the cumulative effect adjustment recognized in beginning retained earnings as of the date of adoption. We anticipate using the modified retrospective adoption method.

     In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The FASB issued this update to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key leasing arrangement details.  Lessees would recognize operating leases on the balance sheet under this ASU — with the future lease payments recognized as a liability, measured at present value, and the right-of-use asset recognized for the lease term. A single lease cost would be recognized over the lease term.  For terms less than twelve months, a lessee would be permitted to make an accounting policy election to recognize lease expense for such leases generally on a straight-line basis over the lease term.  This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently evaluating the impact of this ASU on our financial statements.

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

Results of Operations
Our fiscal year is the 52- or 53-week period ending on the last Saturday in March. Fiscal year 2018 included 53 weeks, with the extra week included in the third quarter. Fiscal year 2017 was a 52-week fiscal year.

The following table summarizes the results of our operations for the third quarter and first nine months of fiscal years 2018 and 2017, respectively, as a percentage of net sales.  All percentage amounts were calculated using the underlying data in thousands, unaudited:
໿

	Three Months Ended		Nine Months Ended
	December 30,	December 24,	December 30,	December 24,
	2017	2016	2017	2016
Net sales	100%	100%	100%	100%
Gross margin	49%	49%	49%	49%
Research and development	20%	15%	22%	19%
Selling, general and administrative	8%	6%	7%	8%
Income from operations	21%	28%	20%	22%
Interest income	0%	0%	0%	0%
Interest expense	0%	0%	0%	0%
Other expense	0%	0%	0%	0%
Income before income taxes	21%	28%	20%	22%
Provision for income taxes	14%	5%	8%	3%
Net income	7%	23%	12%	19%

໿
Net Sales

Net sales for the third quarter of fiscal year 2018 decreased $40.3 million, or 8 percent, to $482.7 million from $523.0 million in the third quarter of fiscal year 2017.  Net sales from our portable audio products decreased $45.1 million, primarily due to a lower average selling price ("ASP") for components at a key Android original equipment manufacturer ("OEM") and ASP reductions on certain other portable audio products.  Non-portable audio and other product sales increased $4.8 million for the quarter versus the comparable period in the prior fiscal year.

Net sales for the first nine months of fiscal year 2018 increased $17.9 million, or 1 percent, to $1.23 billion from $1.21 billion for the first nine months of fiscal year 2017.  Net sales from our portable audio products increased $17.9 million, or 2 percent, primarily due to increases in volumes on a number of portable audio components, partially offset by the ASP reductions, described above.  Non-portable audio and other product sales were relatively flat for the first nine months versus the comparable period in the prior fiscal year.

Sales outside of the Americas, including sales to U.S.-based customers that manufacture products overseas, either through foreign subsidiaries or third parties principally located in Asia, were approximately 98 percent of net sales for each of the third quarters of fiscal year 2018 and 2017 and 97 percent for each of the first nine months of fiscal year 2018 and 2017.  Our sales are denominated primarily in U.S. dollars.  No foreign currency hedging contracts were entered into in the first nine months of fiscal year 2018 or 2017.

Since the components we produce are largely proprietary, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may purchase our products directly from us, from an external sales representative or distributor, or through a third-party manufacturer contracted to produce their designs.  For each of the third quarters of fiscal years 2018 and 2017, our ten largest end customers represented approximately 94 percent of our net sales. For the first nine months of fiscal years 2018 and 2017, our ten largest customers represented approximately 93 percent and 92 percent of our net sales, respectively.

We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 86 percent and 85 percent of the Company’s total net sales for the third quarter of fiscal years 2018 and 2017, respectively.  This same customer represented approximately 82 percent and 79 percent of the Company's total net sales for the first nine months of fiscal years 2018 and 2017.

No other end customer or distributor represented more than 10 percent of net sales for the three and nine months ending December 30, 2017 and December 24, 2016.

For more information, please see Part II—Item 1A—Risk Factors— “We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.”

Gross Margin

Gross margin was 48.7 percent in the third quarter of fiscal year 2018, down from 48.8 percent in the third quarter of fiscal year 2017. The decrease was primarily driven by higher scrap and reserve expense in the current fiscal quarter, mostly offset by favorable mix.

Gross margin was 49.5 percent for the first nine months of fiscal year 2018 up from 49.0 percent for the first nine months of fiscal year 2017. The increase was primarily due to supply chain efficiencies.

Research and Development Expense

Research and development expense for the third quarter of fiscal year 2018 was $97.0 million, an increase of $20.9 million, or 27 percent, from $76.1 million in the third quarter of fiscal year 2017.  The primary drivers for this increase were related to salary and employee-related expenses, including facilities-related costs, following a 14 percent increase in headcount, the absence of a sales tax refund that occurred in the third quarter of fiscal year 2017, increased amortization of acquisition-related intangibles and higher product development costs, including tape-outs .

Research and development expense for the first nine months of fiscal year 2018 was $270.9 million, an increase of $45.2 million, or 20 percent, from $225.7 million for the first nine months of fiscal year 2017. Driving the increase were higher salary and employee-related expenses following increases in headcount. The increased headcount also drove corresponding facilities-related costs higher for the period. Amortization of acquisition-related intangibles, product development expenses, including tape-outs, and the absence of a sales tax refund that occurred in the third quarter of fiscal year 2017 also contributed to the increase.

Selling, General and Administrative Expense

Selling, general and administrative expense for the third quarter of fiscal year 2018 was $34.6 million, an increase of $1.7 million, or 5 percent, from $32.9 million in the third quarter of fiscal year 2017, primarily due to increased employment expenses for the period due to a 6 percent increase in headcount from third quarter fiscal year 2017 to third quarter fiscal year 2018.

Selling, general and administrative expense for the first nine months of fiscal year 2018 was $95.5 million, representing no material change from $95.5 million for the first nine months of fiscal year 2017.

Interest Income
The Company reported interest income of $1.2 million and $3.1 million for the three and nine months ended December 30, 2017, respectively, and $0.4 million and $1.0 million for the three and nine months ended December 24, 2016, respectively. Interest income increased in the current fiscal year due to higher average cash, cash equivalents and marketable securities balances for the periods presented.

Interest Expense
The Company reported interest expense of $0.3 million and $0.9 million for the three and nine months ended December 30, 2017, respectively, and $0.8 million and $3.0 million for the three and nine months ended December 24, 2016, respectively.  Interest expense decreased in the current fiscal year due to the repayment of the revolving credit facility described in Note 7.

Other Income (Expense)
For each of the three and nine months ended December 30, 2017, the Company reported $0.3 million in other income and $0.8 million in other expense, and less than $0.1 million and $0.2 million, respectively, in other expense for the three and nine months ended December 24, 2016, primarily related to remeasurement on foreign currency denominated monetary assets and liabilities.

Income Taxes
Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended		Nine Months Ended
	December 30,	December 24,	December 30,	December 24,
	2017	2016	2017	2016
Income before income taxes	$104,740	$145,792	$243,112	$270,134
Provision for income taxes	$70,961	$23,751	$93,121	$43,983
Effective tax rate	67.7%	16.3%	38.3%	16.3%
Our income tax expense was $71.0 million and $23.8 million for the third quarter of fiscal year 2018 and 2017, respectively, resulting in effective tax rates of 67.7% and 16.3% for the third quarter of fiscal year 2018 and 2017, respectively.  Our income tax expense was $93.1 million and $44.0 million for the first nine months of fiscal year 2018 and 2017, respectively, resulting in effective tax rates of 38.3% and 16.3% for the first nine months of fiscal year 2018 and 2017, respectively.  Our effective tax rate for the third quarter and first nine months of fiscal year 2018 was higher than the federal statutory rate primarily due to the impact of the Tax Act enacted in the current quarter, offset in part by income earned in certain foreign jurisdictions that is taxed below the federal statutory rate and excess tax benefits from stock-based compensation. Our effective tax rate for the third quarter and first nine months of fiscal year 2017 was below the federal statutory rate primarily due to income earned in certain foreign jurisdictions taxed below the federal statutory rate, excess tax benefits from stock-based compensation, and the U.S. R&D tax credit.

The Tax Act was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate income tax rate from 35.0% to 21.0%, restricts the deductibility of certain business expenses, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax-deferred and creates new taxes on certain foreign sourced earnings, among other provisions. The reduction in the U.S. federal corporate income tax rate is effective January 1, 2018. The rate change is administratively effective at the beginning of our fiscal year 2018, resulting in a blended U.S. federal corporate income tax rate of 31.6% for the annual period. This reduction in the statutory U.S. tax rate, when coupled with changes in the deductibility of certain business expenses that are also effective in fiscal year 2018, resulted in an immaterial change to the estimated annual effective tax rate as of the third quarter of fiscal year 2018. In addition, we recorded $57.9 million of income tax expense in the third quarter of fiscal year 2018 as a provisional estimate of the discrete tax effects of the Tax Act.  See Note 9, Income Taxes.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for inventory, capital expenditures, share repurchases, investments in marketable securities, and strategic acquisitions.  Our principal sources of liquidity are cash on hand, cash generated from operations, cash generated from the sale and maturity of marketable securities, and borrowings under our $300 million senior secured revolving credit facility.

Cash generated by operating activities is net income adjusted for certain non-cash items and changes in working capital.  Cash flow from operations was $213.0 million for the first nine months of fiscal year 2018 as compared to $244.9 million generated from operations for the corresponding period of fiscal year 2017.  The cash flow from operations during the current period of fiscal year 2018 was related to the cash components of our net income, offset by a $42.4 million unfavorable change in working capital, primarily as a result of increases in accounts receivable and inventories, partially offset by increases in accounts payable and taxes payable.  The cash flow from operations during the corresponding period of fiscal year 2017 was related to the cash components of our net income, partially offset by a $61.1 million unfavorable change to working capital, primarily as a result of increases in accounts receivable and inventories, partially offset by an increase in accounts payable.

Net cash used in investing activities was $149.2 million during the first nine months of fiscal year 2018 as compared to $26.4 million used in investing activities during the first nine months of fiscal year 2017.  The cash used in investing activities in the current period is primarily related to net purchases of marketable securities of $87.3 million, and capital expenditures and technology investments of $41.7 million.  In addition, the Company purchased certain tangible and intangible assets for $20.2 million as part of a technology acquisition. The cash used in investing activities in the corresponding period in fiscal year 2017 was primarily related to net maturities and sales of marketable securities of $8.9 million, and capital expenditures and technology investments of $35.3 million.

Net cash used in financing activities was $188.3 million during the first nine months of fiscal year 2018.  The cash used during the first nine months of fiscal year 2018 was primarily associated with stock repurchases of $115.6 million and $60.0 million in payments against the long-term revolver.  The cash used in financing activities was $76.9 million for the first nine months of fiscal year 2017.  The use of cash was primarily associated with $60.4 million in payments against the Company's Amended Facility described below, stock repurchases during the period of $15.4 million, and debt issuance costs of $2.2 million.

Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects, potential acquisitions of companies or technologies and the expansion of our sales and marketing activities. While we expect our offshore cash to represent a greater portion of our total cash over time, we believe our expected future cash earnings, existing cash, cash equivalents, investment balances, and available borrowings under our Amended Facility will be sufficient to meet our capital requirements both domestically and internationally, through at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time.
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

As of December 30, 2017, the Company had no amounts outstanding under the Amended Facility and was in compliance with all covenants under the Amended Credit Agreement.

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

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer (CEO) and chief financial officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Based upon the evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were effective as of December 30, 2017.
Changes in control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer, or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business.  For the first nine months of fiscal years 2018 and 2017, our ten largest customers represented approximately 93 percent and 92 percent, respectively, of our net sales.  We had one end customer, Apple Inc. that purchased through multiple contract manufacturers and represented approximately 82 percent and 79 percent of the Company’s total net sales for the first nine months of fiscal years 2018 and 2017, respectively.

We had no distributors that represented more than 10 percent of our sales for the nine month period ending December 30, 2017, or December 24, 2016.  No other end customer or distributor represented more than 10 percent of net sales for the nine month period ending December 30, 2017, or December 24, 2016.

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

The final impacts of the Tax Cuts and Jobs Act could be materially different from our current estimates.

The legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate income tax rate from 35% to 21%, restricts the deductibility of certain business expenses, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred from U.S. tax and creates new U.S. taxes on certain foreign sourced earnings, among other provisions. In the third quarter of fiscal year 2018, which is the period of enactment, we have made a reasonable estimate of the effects of the Tax Act and recognized a provisional amount that is included as a component of income tax expense from continuing operations. This provisional amount is based on management's current knowledge and assumptions. Final amounts could be materially different from current estimates based on further analysis of the tax law changes or on additional guidance from Treasury, the IRS, the Commission, or the FASB.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended December 30, 2017 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 24, 2017 - October 21, 2017	—	$—	—	$—
October 22, 2017 - November 18, 2017	182	55.07	182	70,227
November 19, 2017 - December 30, 2017	182	54.96	182	60,227
Total	364	$55.01	364	$60,227
(1) The Company currently has one active share repurchase program: the $200 million share repurchase program authorized by the Board of Directors in October 2015. The repurchases are to be funded from existing cash and intended to be effected from time to time in accordance with applicable securities laws through the open market or in privately negotiated transactions. The timing of the repurchases and the actual amount purchased depend on a variety of factors including general market and economic conditions and other corporate considerations. The program does not have an expiration date, does not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company's discretion. The Company repurchased 0.4 million shares of its common stock for $20.0 million during the third quarter of fiscal year 2018. All of these shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of December 30, 2017.

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

CIRRUS LOGIC, INC.

Date:	February 5, 2018	/s/ Thurman K. Case

Thurman K. Case

Vice President, Chief Financial Officer and Principal Accounting Officer