Form 10-K
period 2018-03-31
CIRRUS LOGIC INC
filed 2018-05-30
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2018
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
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐        NO  ☑
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $2,433,893,534 based upon the closing price reported on the NASDAQ Global Select Market as of September 23, 2017. Stock held by directors, officers and stockholders owning 5 percent or more of the outstanding common stock were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.
As of May 25, 2018, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 60,978,789.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the registrant’s proxy statement for its annual meeting of stockholders to be held August 3, 2018 is incorporated by reference in Part II – Item 5. and Part III of this Annual Report on Form 10-K.

CIRRUS LOGIC, INC.
FORM 10-K
For The Fiscal Year Ended March 31, 2018

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
We were incorporated in California in 1984, became a public company in 1989 and were reincorporated in the State of Delaware in February 1999. Our primary facility housing engineering, sales and marketing, and administrative functions is located in Austin, Texas. We also have offices in various other locations in the United States, United Kingdom, Sweden, Spain, Australia, the People’s Republic of China, South Korea, Japan, Singapore, and Taiwan. Our common stock, which has been publicly traded since 1989, is listed on the NASDAQ's Global Select Market under the symbol CRUS.
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

PORTABLE AUDIO PRODUCTS
We are a leading supplier of analog and mixed-signal audio converter and digital signal processing products in many of today’s mobile applications.  Providing a complete end-to-end solution from capture to playback, we have an extensive portfolio of products that target flagship and mid-tier devices, including “codecs” - chips that integrate analog-to-digital converters (“ADCs”) and digital-to-analog converters (“DACs”) into a single IC, “smart codecs” – codecs with digital signal processing integrated, boosted amplifiers, micro-electromechanical systems (“MEMS”) microphones, as well as standalone digital signal processors (“DSPs”). Additionally, the Company’s SoundClear® technology consists of a broad portfolio of tools, software and algorithms that help to differentiate our customers’ products by improving the user experience with features such as enhanced voice quality, voice capture and audio playback. Our products are designed for use in a wide array of portable applications, including smartphones, tablets, digital headsets, speakers, wearables, such as smart watches and smart bands, VR headsets and action cameras.

NON-PORTABLE AUDIO AND OTHER PRODUCTS
We provide high-precision analog and mixed-signal ICs for a variety of products in consumer applications, including the emerging smart home market, automotive, industrial and energy. The Company supplies a wide range of products including ICs, codecs, ADCs, DACs, digital interfaces and amplifiers. Within the consumer market our products are utilized in laptops, audio/video receivers (AVRs”), home theater systems, set-top boxes, musical instruments and professional audio products. Applications for products in the automotive market include satellite radio systems, telematics and multi-speaker car-audio systems. Our products are also used in a wide array of high-precision industrial and energy-related applications including digital utility meters, power supplies, energy control, energy measurement, and energy exploration applications.
Customers, Marketing, and Sales
We offer products worldwide through both direct and indirect sales channels. Our major customers are among the world’s leading electronics manufacturers. We target both large existing and emerging customers that derive value from our expertise in advanced analog and mixed-signal design processing, systems-level integrated circuit engineering and embedded software development. We derive our revenues from both domestic and international sales. Our domestic sales force includes a network of direct sales offices located primarily in California and Texas. International sales offices and staff are located in Japan, People’s Republic of China, Singapore, South Korea, Taiwan, and the United Kingdom. We supplement our direct sales force with external sales representatives and distributors.  We have technical support centers in China, South Korea, Taiwan and the United States. Our worldwide sales force provides geographically specific support to our customers and specialized selling of product lines with unique customer bases. See Note 15—Segment Information, of the Notes to Consolidated Financial Statements contained in Item 8 for further detail and for additional disclosure regarding sales and property, plant and equipment, net, by geographic locations.
Since the components we produce are largely proprietary and generally not available from second sources, we generally consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, through distributors or third party manufacturers contracted to produce their designs. For fiscal years 2018, 2017, and 2016, our ten largest end customers, represented approximately 92 percent, 92 percent, and 89 percent, of our sales, respectively. For fiscal years 2018, 2017, and 2016, we had one end customer, Apple, Inc., who purchased through multiple contract manufacturers and represented approximately 81 percent, 79 percent, and 66 percent, of the Company’s total sales, respectively. Samsung Electronics represented approximately 15 percent of the Company’s total sales for fiscal year 2016. No other customer or distributor represented more than 10 percent of net sales in fiscal years 2018, 2017, or 2016.
Manufacturing
As a fabless semiconductor company, we contract with third parties for wafer fabrication and product assembly and test. We use a variety of foundries in the production of wafers including Taiwan Semiconductor Manufacturing Company, Limited, MagnaChip Semiconductor Corporation and GLOBALFOUNDRIES. The Company’s primary assembly and test houses include Advanced Semiconductor Engineering, Inc., Amkor Technology Inc., Nepes Corporation, SFA Semicon Co., Ltd., Siliconware Precision Industries Co., Ltd, and STATS ChipPAC Pte. Ltd,. Our outsourced manufacturing strategy allows us to concentrate on our design strengths and minimize fixed costs and capital expenditures while giving us access to advanced manufacturing facilities. It also provides the flexibility to source multiple leading-edge technologies through strategic relationships. After wafer fabrication by the foundry, third-party assembly vendors package the wafer die. The finished products are then tested before shipment to our customers. While we do have some redundancy of fabrication processes by using multiple outside foundries, any interruption of supply by one or more of these foundries could materially impact the Company. As a result, we maintain some amount of business interruption insurance to help reduce the risk of wafer supply interruption, but we are not fully insured against such risk. Our supply chain management organization is responsible for the management of all aspects of the manufacturing, assembly, and testing of our products, including process and package development, test program development, and production testing of products in accordance with our ISO-certified quality management system.
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

Patents, Licenses and Trademarks
We rely on patent, copyright, trademark, and trade secret laws to protect our intellectual property, products, and technology. As of March 31, 2018, we held approximately 3,100 pending and issued patents worldwide, which include approximately 1,050 granted U.S. patents, 480 U.S. pending patent applications and various international patents and applications. Our U.S. patents expire in calendar years 2018 through 2038. While our patents are an important element of our success, our business as a whole is not dependent on any one patent or group of patents. We do not anticipate any material effect on our business due to any patents expiring in 2018, and we continue to obtain new patents through our ongoing research and development.
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
The Company operates and tracks its results in one reportable segment, but reports revenue performance in two product lines: Portable Audio and Non-Portable Audio and Other. Our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources, rather than detailed information at a product line level. Additionally, our product lines have similar characteristics and customers. They share operations support functions such as sales, public relations, supply chain management, various research and development and engineering support, in addition to the general and administrative functions of human resources, legal, finance and information technology. Therefore, there is no discrete financial information maintained for these product lines. For fiscal years 2018, 2017, and 2016, Portable Audio product sales were $1.4 billion, $1.4 billion, and $989.1 million, respectively. For fiscal years 2018, 2017, and 2016, Non-Portable Audio and Other product sales were $168.3 million, $165.1 million, and $180.2 million, respectively.
See Note 15 — Segment Information, of the Notes to Consolidated Financial Statements contained in Item 8 for further details including sales and property, plant and equipment, net, by geographic locations.
Research and Development
We concentrate our research and development efforts on the design and development of new products for each of our principal markets. We also fund certain advanced-process technology development, as well as other emerging product opportunities. Expenditures for research and development in fiscal years 2018, 2017, and 2016 were $366.4 million, $303.7 million, and $269.2 million, respectively. Our future success is highly dependent upon our ability to develop complex new products, transfer new products to volume production, introduce them into the marketplace in a timely fashion, and have them selected for design into products of systems manufacturers. Our future success may also depend on assisting our customers with integration of our components into their new products, including providing support from the concept stage through design, launch and production ramp.
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
While no single company competes with us in all of our product lines, we face significant competition in all markets where our products are available. Within Portable Audio, Cirrus Logic is the leading IC supplier with the complete end-to-end solution from capture to playback including amplifiers, codecs, DSP and MEMS microphones. We expect to face additional competition from new entrants in our markets, which may include both large domestic and international IC manufacturers and smaller, emerging companies. Our primary competitors include, but are not limited to AAC Technologies, AKM Semiconductor Inc., Analog Devices Inc., Austriamicrosystems AG, Avnera Corp., Dialog Semiconductor PLC, DSP Group, ESS Technology, Inc., GoerTek Inc., Knowles Corporation, Maxim Integrated Products Inc., MediaTek Inc., NXP Semiconductors N.V., Qualcomm Incorporated, Realtek Semiconductor Corporation, ST Microelectronics N.V., Synaptics Incorporated and Texas Instruments, Inc.

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
Employees
As of March 31, 2018, we had 1,596 full-time employees, an increase of 152 employees, or 11 percent, from the end of fiscal year 2018. The increase was primarily due to expanding our capabilities in the engineering function. Of our full-time employees, 69 percent were engaged in research and product development activities, 25 percent in sales, marketing, general and administrative activities, and 6 percent in manufacturing-related activities. We also employ individuals on a temporary basis and use the services of contractors as necessary, particularly in our software development and test organization. Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering, and administrative personnel.
We have never had a work stoppage and the majority of our employees are not represented by collective bargaining agreements. We consider our employee relations to be good.
Forward—Looking Statements
This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. In some cases, forward-looking statements are identified by words such as “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” “will,” “would,” “could,” “can,” “may,” “plan,” and “intend”, and other similar types of words and expressions. Variations of these types of words and similar expressions are intended to identify these forward-looking statements. Any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are predictions based on management's expectations as of the date of this filing and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that could cause actual results to differ materially from those indicated or implied by our forward-looking statements include, but are not limited to, those discussed in Item 1A. Risk Factors and elsewhere in this report, as well as in the documents filed by us with the SEC, specifically the most recent reports on Form 10-Q and 8-K, each as it may be amended from time to time.
We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K, and we undertake no obligation, and expressly disclaim any duty, to revise or update this information, whether as a result of new information, events or circumstances after the filing of this report with the SEC, except as required by law. We urge readers to carefully review and consider the various disclosures made in this Annual Report on Form 10–K and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. All forward-looking statements, expressed or implied, included in this Annual Report on Form 10-K and attributable to Cirrus Logic are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we may make or persons acting on our behalf may issue.
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
While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer, or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business. For the twelve-month periods ending March 31, 2018, March 25, 2017, and March 26, 2016, our ten largest end customers represented approximately 92 percent, 92 percent, and 89 percent of our sales, respectively. For the twelve-month periods ending March 31, 2018, March 25, 2017, and March 26, 2016, we had one end customer, Apple Inc., who purchased through multiple contract manufacturers and represented approximately 81 percent, 79 percent and 66 percent of the Company’s total sales, respectively. Samsung Electronics represented approximately 15 percent of the Company’s total sales for fiscal year 2016.
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
Moreover, our reliance on certain customers may continue to increase, which could heighten the risks associated with having key customers, including making us more vulnerable to significant reductions in revenue, margins and earnings, pricing pressure, and other adverse effects on our business.
Our lack of diversification in our revenue and customer base increases the risk of an investment in our company, and our consolidated financial condition, results of operations, and stock price may deteriorate if we fail to diversify.
Although we continue to investigate, invest in, and try to develop opportunities to diversify our revenue and customer base, our sales, marketing, and development efforts have historically been focused on a limited number of customers and opportunities.  Larger companies have the ability to manage their risk by product, market, and customer diversification.  However, we lack diversification, in terms of both the nature and scope of our business, which increases the risk of an investment in our company.  If we cannot diversify our customer and revenue opportunities, our financial condition and results of operations could deteriorate.
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
Our success depends upon our ability to develop new products for new and existing customers, and to introduce these products in a timely and cost-effective manner. New product introductions involve significant investment of resources and potential risks. Delays in new product introductions or less-than-anticipated market acceptance of our new products are possible and would have an adverse effect on our sales and earnings. The development of new products is highly complex and, from time-to-time, we have experienced delays in developing and introducing these new products. Successful product development and introduction depend on a number of factors including, but not limited to:

▪	proper new product definition;

▪	timely completion of design and testing of new products;

▪	assisting our customers with integration of our components into their new products, including providing support from the concept stage through design, launch and production ramp;

▪	successfully developing and implementing the software necessary to integrate our products into our customers’ products;

▪	achievement of acceptable manufacturing yields;

▪	availability of wafer fabrication, assembly, and test capacity; and

▪	market acceptance of our products and the products of our customers.
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
Further, there can be no assurance that we will generate the expected returns and other projected results we anticipate.  For example, we may not be successful in this market or we may incur costs in excess of what we anticipate and the product line may generate lower gross margins than our existing businesses.
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
Product development in the markets we serve is becoming more focused on the integration of multiple functions on individual devices. There is a general trend towards increasingly complex products. The greater integration of functions and complexity of operations of our products increases the risk that we or our customers or end users could discover latent defects or subtle faults after volumes of product have been shipped. Quality and reliability issues could result in material costs and other adverse consequences to us, including, but not limited to:

▪	reduced margins;

▪	damage to our reputation;

▪	replacement costs for product warranty and support;

▪
payments to our customers related to recall claims, or the delivery of product replacements as part of a recall claim, as a result of various industry or business practices, contractual requirements, or in order to maintain good customer relationships;

▪	an adverse impact to our customer relationships by the occurrence of significant defects;

▪	a delay in recognition or loss of revenues, loss of market share, or failure to achieve market acceptance;

▪	writing off or reserving the value of inventory of such products; and

▪	a diversion of the attention of our engineering personnel from our product development efforts.
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
We derive a substantial portion of our revenues from a limited number of products, and we expect these products to represent a large percentage of our revenues in the near term. Customer acceptance of these products is critical to our future success. Our business, operating results, financial condition and cash flows could therefore be adversely affected by:

▪	a decline in demand for any of our more significant products;

▪	a decline in the average selling prices of our more significant products;

▪	failure of our products to achieve continued market acceptance;

▪	competitive products;

▪	new technological standards or changes to existing standards that we are unable to address with our products;

▪	manufacturing or supply issues that prevent us from meeting our customers’ demand for these products;

▪	a failure to release new products or enhanced versions of our existing products on a timely basis; and

▪	the failure of our new products to achieve market acceptance.
Our results may be affected by fluctuation in sales in the consumer entertainment and smartphone markets.
Because we sell products primarily in the consumer entertainment and smartphone markets, we are likely to be affected by any decrease in demand or unit volumes, seasonality in the sales of our products, and the cyclical nature of these markets. Further, a decline in consumer confidence and consumer spending relating to economic conditions, terrorist attacks, armed conflicts, oil prices, global health conditions, natural disasters, and/or the political stability of countries in which we operate or sell products could have a material adverse effect on our business.
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
We compete in a number of markets. Our principal competitors in these markets include AAC Technologies, AKM Semiconductor Inc., Analog Devices Inc., Austriamicrosystems AG, Avnera Corp., Dialog Semiconductor PLC, DSP Group, ESS Technology, Inc., GoerTek Inc., Knowles Corporation, Maxim Integrated Products Inc., MediaTek Inc., NXP Semiconductors N.V., Qualcomm Incorporated, Realtek Semiconductor Corporation, ST Microelectronics N.V., Synaptics Incorporated and Texas Instruments, Inc. Many of these competitors have greater financial, engineering, manufacturing, marketing, technical, distribution, and other resources; broader product lines; and broader intellectual property portfolios. We also expect intensified competition from emerging companies and from customers who develop their own IC products. In addition, some of our current and future competitors maintain their own fabrication facilities, which could benefit them in connection with cost, capacity, and technical issues.
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
We are dependent on third-party manufacturing and supply chain relationships for the majority of our products. Our reliance on third-party foundries and suppliers involves certain risks that may result in increased costs, delays in meeting our customers’ demand, and loss of revenue.
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
International sales represented 98 percent of our net sales in each of fiscal years 2018 and 2017, and 94 percent of our net sales in fiscal year 2016. We expect international sales to continue to represent a significant portion of product sales. This reliance on international sales subjects us to the risks of conducting business internationally, including risks associated with political and economic instability, global health conditions, currency controls, exchange rate fluctuations and changes in import/export regulations, and tariff and freight rates. For example, the political or economic instability in a given region may have an adverse impact on the financial position of end users in the region, which could affect future orders and harm our results of operations. Our international sales operations involve a number of other risks including, but not limited to:

▪	unexpected changes in government regulatory requirements;

▪
sales, VAT, or other indirect tax regulations and treaties and potential changes in regulations and treaties in the United States and in and between countries in which we manufacture or sell our products;

▪	changes to countries’ banking and credit requirements;

▪	changes in diplomatic and trade relationships;

▪	delays resulting from difficulties in obtaining export licenses for technology, particularly in China;

▪
any changes in U.S. trade policy, including potential adoption and expansion of trade restrictions, higher tariffs, or cross border taxation by the U.S. government involving other countries, particularly China, that might impact overall customer demand for our products or affect our ability to manufacture and/or sell our products overseas;

▪	tariffs and other barriers and restrictions, particularly in China;

▪	competition with non-U.S. companies or other domestic companies entering the non-U.S. markets in which we operate;

▪	longer sales and payment cycles;

▪	problems in collecting accounts receivable;

▪	changes to economic, social, or political conditions in countries such as China, where we have significant operations; and

▪	the burdens of complying with a variety of non-U.S. laws.
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
The legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate income tax rate from 35% to 21%, restricts the deductibility of certain business expenses, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred from U.S. tax and creates new U.S. taxes on certain foreign sourced earnings, among other provisions. As of the end of fiscal year 2018, we have made a reasonable estimate of the effects of the Tax Act and recognized a provisional amount that is included as a component of income tax expense from continuing operations. This provisional amount is based on management's current knowledge and assumptions. Final amounts could be materially different from current estimates based on further analysis of the tax law changes or on additional guidance from Treasury, the IRS, the Commission, or the FASB.
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
In addition to international sales constituting a large portion of our net sales, we maintain international operations, sales, and technical support personnel. International expansion has required, and will continue to require, significant management attention and resources. There are risks inherent in expanding our presence into non-U.S. regions, including, but not limited to:

▪	difficulties in staffing and managing non-U.S. operations;

▪	failure in non-U.S. regions to adequately protect our intellectual property, patent, trademarks, copyrights, know-how, and other proprietary rights;

▪	global health conditions and potential natural disasters;

▪	political and economic instability in international regions;

▪	international currency controls and exchange rate fluctuations;

▪	vulnerability to terrorist groups targeting American interests abroad; and

▪	legal uncertainty regarding liability and compliance with non-U.S. laws and regulatory requirements.

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
Our insurance policies may not be adequate to fully offset losses from covered incidents, and we do not have coverage for certain losses. For example, there is limited coverage available with respect to the services provided by our third-party foundries and assembly and test subcontractors. Although we believe that our existing insurance coverage is consistent with common practices of companies in our industry, our insurance coverage may be inadequate to protect us against product recalls, natural disasters, and other unforeseen catastrophes that could adversely affect our financial condition and results of operations.
Shifts in industry-wide capacity and our practice of ordering and purchasing our products based on sales forecasts may result in significant fluctuations in inventory and our quarterly and annual operating results.
We rely on independent foundries and assembly and test houses to manufacture our products. Our reliance on these third- party suppliers involves certain risks and uncertainties. For example, shifts in industry-wide capacity from shortages to oversupply, or from oversupply to shortages, may result in significant fluctuations in our quarterly and annual operating results. In addition, we may order wafers and build inventory in advance of receiving purchase orders from our customers. Because our industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand, order cancellations, or technological obsolescence, there is a risk that we will forecast inaccurately and produce excess inventories of particular products. In addition, if we experience supply constraints or manufacturing problems at a particular supplier, we could be required to switch suppliers or qualify additional suppliers. Switching and/or qualifying additional suppliers could be an expensive process and take as long as six to twelve months to complete, which could result in material adverse fluctuations to our operating results.

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
Factors that could cause fluctuations and materially and adversely affect our net sales, gross margin and/or operating results include, but are not limited to:

▪	the volume and timing of orders received;

▪	changes in the mix of our products sold;

▪	market acceptance of our products and the products of our customers;

▪	excess or obsolete inventory;

▪	pricing pressures from competitors and key customers;

▪	our ability to introduce new products on a timely basis;

▪	the timing and extent of our research and development expenses;

▪	the failure to anticipate changing customer product requirements;

▪	disruption in the supply of wafers, assembly, or test services;

▪	reduction of manufacturing yields;

▪	certain production and other risks associated with using independent manufacturers, assembly houses, and testers; and

▪	product obsolescence, price erosion, competitive developments, and other competitive factors.
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
Competition for highly qualified personnel in our industry is intense. The number of technology companies in the geographic areas in which we operate is greater than it has been historically and we expect competition for qualified personnel to intensify. There are only a limited number of individuals in the job market with the requisite skills. Furthermore, changes in immigration laws and regulations, or the administration or enforcement of such laws or regulations, can also impair our ability to attract and retain qualified personnel. Our Human Resources organization focuses significant efforts on attracting and retaining individuals in key technology positions. The loss of the services of key personnel or our inability to hire new personnel with the requisite skills could restrict our ability to develop new products or enhance existing products in a timely manner, sell products to our customers, or manage our business effectively.
If we fail to effectively manage our hiring needs and successfully assimilate new talent, or are unable to hire contractors to support our development efforts, our ability to meet development schedules, productivity, employee morale and retention could be impacted, resulting in an adverse effect on our business and operating results.
We must effectively integrate, develop and motivate new employees, while at the same time not losing key personnel. While managing those risks, we still must sustain the beneficial aspects of our award-winning corporate culture, which we believe fosters innovation, teamwork and mitigates voluntary turnover.
We intend to make substantial investments in our engineering, research and development organizations. If we fail to effectively manage our hiring needs and successfully assimilate new talent, our ability to meet development schedules, productivity, employee morale and retention could be impacted, resulting in an adverse effect on our business and operating results.
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
We continue to consider future acquisitions of other companies, or their technologies or products, to improve our market position, broaden our technological capabilities, and expand our product offerings. If we are able to acquire companies, products or technologies that would enhance our business, we could experience difficulties in integrating them. Integrating acquired businesses involves a number of risks, including, but not limited to:

▪	the potential disruption of our ongoing business;

▪	unexpected costs or incurring unknown liabilities;

▪	the diversion of management resources from other strategic and operational issues;

▪	the inability to retain the employees of the acquired businesses;

▪	difficulties relating to integrating the operations and personnel of the acquired businesses;

▪	adverse effects on our existing customer relationships or the existing customer relationships of acquired businesses;

▪	the potential incompatibility of the acquired business or their business customers;

▪	adverse effects associated with entering into markets and acquiring technologies in areas in which we have little experience; and

▪	acquired intangible assets becoming impaired as a result of technological advancements or worse-than-expected performance of the acquired business.
If we are unable to successfully address any of these risks, our business could be harmed.
Our debt obligations may be a burden on our future cash flows and cash resources.
On August 29, 2014, we entered into a credit agreement (the “Credit Agreement”), which provides for a $250 million senior secured revolving credit facility. On July 12, 2016, we amended the Credit Agreement to increase the facility to $300 million. As of March 31, 2018, the Company did not have an outstanding balance under the facility. The credit facility matures on July 12, 2021. To the extent the Company has an outstanding balance, our ability to repay the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive, regulatory and other factors, some of which are beyond our control.  Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations or to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, or refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any indebtedness will depend on the capital markets and our financial condition at such time.  We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Credit Agreement.
Our Credit Agreement contains restrictions that could limit our flexibility in operating our business.
Our Credit Agreement contains various covenants that could limit our ability to engage in specified types of transactions under certain conditions. These covenants could limit our ability to, among other things:

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
The nature of our international business subjects us to the export control regulations of the U.S. Department of State and the Department of Commerce. Any changes regarding such regulations or U.S. trade policy more generally, including potential adoption and expansion of trade restrictions, particularly with respect to China, might impact overall customer demand for our products or affect our ability to manufacture and/or sell our products overseas. Violation of these export control regulations could result in monetary penalties and denial of export privileges. The U.S. government is very strict with respect to compliance and has served notice generally that failure to comply with these regulations may subject violators to fines and/or imprisonment. Although we are not aware of any material violation of any export control regulations, a failure to comply with any of these regulations could have a material adverse effect on our business.

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
We currently own our U.S. headquarters and research facility in Austin, Texas as well as property in Edinburgh, Scotland, United Kingdom. The ownership of our U.S. and United Kingdom properties subjects us to the risks of owning real property, which may include:

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
ITEM 1B.  Unresolved Staff Comments
None.
ITEM 2.  Properties
As of March 31, 2018, our principal facilities are located in Austin, Texas and Edinburgh, Scotland, United Kingdom. The Austin facilities, which we own, consist of approximately 155,000 square feet of office space and are primarily occupied by research and development personnel and testing equipment. In addition, our failure analysis and reliability facility occupies approximately 27,000 square feet.
Additionally, we have various leased facilities in Austin, Texas, consisting of approximately 157,000 square feet. This includes approximately 128,000 square feet of leased space that houses a mixture of administrative personnel as well as research and development personnel.
In connection with our acquisition of Wolfson Microelectronics (“Wolfson”) on August 21, 2014, we acquired Wolfson’s corporate headquarters located in Edinburgh, Scotland, United Kingdom. This building consists of approximately 50,000 square feet of office space. Additionally, we lease approximately 96,000 square feet of office space and 20,000 square feet of high quality lab space in Edinburgh. The Company is evaluating our future needs related to the use of the previously-mentioned building. A $9.8 million asset impairment was recorded in the fourth quarter of fiscal year 2017, as the future use and fair value of the property were assessed. This charge is presented as a separate line item in the Consolidated Statements of Income as “Asset impairment”. See further details below in Results of Operation.
Below is a detailed schedule that identifies our principal locations of occupied leased and owned property as of March 31, 2018, with various lease terms through calendar year 2026. We believe that these facilities are suitable and adequate to meet our current operating needs.

Design Centers	Sales Support Offices – International
Austin, Texas	Hong Kong, China
Mesa, Arizona	Shanghai, China
Salt Lake City, Utah	Shenzhen, China
Edinburgh, Scotland, United Kingdom	Tokyo, Japan
Newbury, England, United Kingdom	Singapore
London, England, United Kingdom	Seoul, South Korea
Melbourne, Australia	Taipei, Taiwan
Madrid, Spain
Stockholm, Sweden
See Note 10 — Commitments and Contingencies of the Notes to Consolidated Financial Statements contained in Item 8 for further detail.
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

ITEM 4.  Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the NASDAQ's Global Select Market under the symbol CRUS.
As of May 25, 2018, there were approximately 445 holders of record of our common stock.
We have not paid cash dividends on our common stock and currently intend to continue a policy of retaining any earnings for reinvestment in our business, potential acquisition, or share repurchases.
The information under the caption “Equity Compensation Plan Information” in the proxy statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on August 3, 2018 (the “Proxy Statement”) is incorporated herein by reference.
The following table shows, for the periods indicated, the high and low intra-day sales prices for our common stock.

	High	Low
Fiscal year ended March 31, 2018
First quarter	$71.97	$58.62
Second quarter	66.87	53.00
Third quarter	58.80	48.61
Fourth quarter	55.13	39.22
Fiscal year ended March 25, 2017
First quarter	$40.98	$31.00
Second quarter	58.08	34.82
Third quarter	59.78	49.05
Fourth quarter	64.16	52.00

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2018 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
December 31, 2017 - January 27, 2018	—	$—	—	$—
January 28, 2018 - February 24, 2018	1,427	42.20	1,427	200,000
February 25, 2018 - March 31, 2018	—	—	—	—
Total	1,427	$42.20	1,427	$200,000
(1) The Company currently has one active share repurchase program: the $200 million share repurchase program authorized by the Board of Directors in January 2018. The repurchased shares reported above closed out the October 2015 $200 million plan. The Company repurchased 1.4 million shares of its common stock for $60.2 million during the fourth quarter of fiscal year 2018, representing the remaining value of shares related to the October 2015 plan. All of these shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of March 31, 2018. The repurchases under the January 2018 repurchase program are to be funded from existing cash and intended to be effected from time to time in accordance with applicable securities laws through the open market or in privately negotiated transactions. The timing of the repurchases and the actual amount purchased depend on a variety of factors including general market and economic conditions and other corporate considerations. The program does not have an expiration date, does not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company's discretion.

Stock Price Performance Graph
The following graph and table show a comparison of the five-year cumulative total stockholder return, calculated on a dividend reinvestment basis, for Cirrus Logic, the Standard & Poor’s 500 Composite Index (the “S&P 500 Index”), and the Semiconductor Subgroup of the Standard & Poor’s Electronics Index (the “S&P 500 Semiconductors Index”).

	3/30/2013	3/29/2014	3/28/2015	3/26/2016	3/25/2017	3/31/2018
Cirrus Logic, Inc.	100.00	85.80	146.33	151.52	264.00	178.59
S&P 500 Index	100.00	120.89	136.89	138.16	162.49	186.75
S&P 500 Semiconductors Index	100.00	128.69	162.88	164.09	226.59	312.94

(1)
The graph assumes that $100 was invested in our common stock and in each index at the market close on March 30, 2013, and that all dividends were reinvested. No cash dividends were declared on our common stock during the periods presented.

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

	Fiscal Years
	2018	2017	2016	2015	2014
	(1)	(1)	(1)
Net sales	$1,532,186	$1,538,940	$1,169,251	$916,568	$714,338
Net income	161,995	261,209	123,630	55,178	108,111
Basic earnings per share	$2.55	$4.12	$1.96	$0.88	$1.72
Diluted earnings per share	$2.46	$3.92	$1.87	$0.85	$1.65
Financial position at year end:
Cash, cash equivalents, restricted investments and marketable securities	$434,500	$450,979	$250,006	$260,719	$384,510
Total assets	1,430,117	1,413,470	1,181,883	1,148,778	724,744
Working capital	473,465	631,853	378,005	275,335	392,810
Long-term liabilities	128,180	117,703	194,276	215,429	4,863
Total stockholders’ equity	$1,161,728	$1,151,692	$859,483	$756,771	$637,358

(1)
Refer to the consolidated financial statements and the Notes thereto contained in Item 8 of this Form 10-K for fiscal years 2018, 2017, and 2016, for an expanded discussion of factors that materially affect the comparability of the information reflected in the selected consolidated financial data presented above.

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

▪
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

▪
Inventories are recorded at the lower of cost or net realizable value, with cost being determined on a first-in, first-out basis. We write down inventories to net realizable value based on forecasted demand while taking into account product release schedules and product life cycles, which may drive management judgment. We also review and write down inventory, as appropriate, based on the age and condition of the inventory. Actual demand and market conditions may be different from those projected by management, which could have a material effect on our operating results and financial position. See Note 2 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in Item 8.

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

▪
The Company evaluates goodwill and other intangible assets. Goodwill is recorded at the time of an acquisition and is calculated as the difference between the total consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The Company tests goodwill and other intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management’s assessment of qualitative factors to determine whether it is more likely than not that goodwill and other intangible assets are impaired. If management concludes from its assessment of qualitative factors that it is more likely than not that impairment exists, then a quantitative impairment test will be performed involving management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in these evaluations. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. The Company has recorded no goodwill impairments in fiscal years 2018, 2017, and 2016. There were no material intangible asset impairments in fiscal years 2018, 2017, and 2016.

▪
We are subject to the possibility of loss contingencies for various legal matters. See Note 11 — Legal Matters of the Notes to Consolidated Financial Statements contained in Item 8. We regularly evaluate current information available to us to determine whether any accruals should be made based on the status of the case, the results of the discovery process and other factors. If we ultimately determine that an accrual should be made for a legal matter, this accrual could have a material effect on our operating results and financial position and the ultimate outcome may be materially different than our estimate.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606).  The purpose of this ASU is to converge revenue recognition requirements per GAAP and International Financial Reporting Standards (IFRS).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date after public comment supported a proposal to delay the effective date of this ASU to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  The Company has completed the process of reviewing our customers’ contracts in respect of performance obligation identification and satisfaction, pricing, warranties, and return rights, among other considerations. Through this process, the Company currently expects an immaterial balance sheet impact to its first quarter fiscal year 2019 financials, upon adoption of this ASU.
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
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU applies to any company that changes the terms or conditions of a share-based award, considered a modification. Modification accounting would be applied unless certain conditions were met related to the fair value of the award, the vesting conditions and the classification of the modified award. This ASU is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The standard should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the financial statement impact of this ASU with no expected material impact.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows for the classification of stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive income to retained earnings. This ASU is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The standard should be applied in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in tax rate is recognized. The Company is currently evaluating the potential financial statement impact of this ASU.
Overview
Cirrus Logic develops high-precision analog and mixed-signal ICs for a broad range of innovative customers. We track operating results in one reportable segment, but report revenue performance by product line, currently portable audio and non-portable audio and other products. In fiscal year 2018, the Company increased our penetration in flagship and mid-tier smartphones and expanded our presence in the digital headset market. The Company also began sampling our first 28-nanometer voice biometrics component and introduced our first 55-nanometer boosted amplifier with integrated DSP targeting the audio and haptic markets. In addition to these technology milestones, the Company has been focused on growing our presence in the Android market, where interest in providing consumers a differentiated user experience is driving demand for a variety of audio and voice components.
Fiscal Year 2018
Fiscal year 2018 net sales of $1.53 billion represented a slight decrease over fiscal year 2017 net sales of $1.54 billion. Portable audio product line sales of $1.36 billion in fiscal year 2018 decreased slightly over fiscal year 2017 sales of $1.37 billion, attributable primarily to lower ASP components at a key Android OEM and ASP reductions on certain other portable audio products, partially offset by increased smartphone sales volumes. Non-portable audio and other product line sales of $168.3 million represented a 1.9 percent increase from fiscal year 2017 sales of $165.1 million.
Overall, gross margin for fiscal year 2018 was 50 percent. The increase in gross margin for fiscal year 2018 was primarily due to supply chain efficiencies versus the prior year. The Company’s number of employees increased to 1,596 as of March 31, 2018. The Company achieved net income of $162.0 million in fiscal year 2018, which included an income tax provision in the amount of $103.1 million.

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
Overall, gross margin for fiscal year 2017 was 49 percent. The increase in gross margin for fiscal year 2017 was primarily due to higher volumes and supply chain efficiencies versus fiscal year 2016. The Company’s number of employees increased to 1,444 as of March 25, 2017. The Company achieved net income of $261.2 million in fiscal year 2017, which included an income tax provision in the amount of $53.8 million.
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

Results of Operations
The following table summarizes the results of our operations for each of the past three fiscal years as a percentage of net sales. All percentage amounts were calculated using the underlying data, in thousands:

	Fiscal Years Ended
	March 31, 2018	March 25, 2017	March 26, 2016
Net sales	100%	100%	100%
Gross margin	50%	49%	47%
Research and development	24%	20%	23%
Selling, general and administrative	9%	8%	10%
Asset impairment	—%	—%	—%
Patent agreement and other	—%	—%	(1)%
Income from operations	17%	21%	15%
Interest income	—%	—%	—%
Interest expense	—%	—%	—%
Other expense	—%	—%	—%
Income before income taxes	17%	21%	15%
Provision for income taxes	6%	4%	4%
Net income	11%	17%	11%

Net Sales
We report sales in two product categories: portable audio products and non-portable audio and other products. Our sales by product line are as follows (in thousands):

	Fiscal Years Ended
	March 31, 2018	March 25, 2017	March 26, 2016
Portable Audio Products	$1,363,876	$1,373,848	$989,101
Non-Portable Audio and Other Products	168,310	165,092	180,150
	$1,532,186	$1,538,940	$1,169,251
Net sales for fiscal year 2018 decreased slightly by 0.4% percent, to $1.53 billion from $1.54 billion in fiscal year 2017. The decrease in net sales reflects a $10.0 million decrease in portable audio product sales and a $3.2 million increase in non-portable audio and other product sales. Portable audio product line sales experienced a decrease in net sales attributable to lower ASP components at a key Android OEM and ASP reductions on certain other portable audio products, partially offset by increased smartphone sales volumes versus fiscal year 2017. Non-portable audio and other product line sales of $168.3 million represented a 1.9 percent increase from fiscal year 2017 sales of $165.1 million, which was primarily attributable to increases in computer-related and power meter sales, partially offset by decreases in surround codecs and software sales for the year.
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
Sales to non-U.S. customers, principally located in Asia, including sales to U.S.-based end customers that manufacture products through contract manufacturers or plants located overseas, were approximately $1.5 billion in fiscal years 2018 and 2017 and $1.1 billion in fiscal year 2016, representing 98 percent of net sales in each of fiscal years 2018 and 2017, and 94 percent of net sales in fiscal year 2016.
Our sales are denominated primarily in U.S. dollars. No foreign currency hedging contracts were entered into in any period presented.

Gross Margin
Overall gross margin of 50 percent for fiscal year 2018 reflects an increase from fiscal year 2017 gross margin of 49 percent. The increase was primarily attributable to supply chain efficiencies in the current fiscal year versus the prior year. Changes in excess and obsolete inventory charges, including scrapped inventory, and sales of product written down in prior periods did not have a material impact on margin in fiscal year 2018.
Overall gross margin of 49 percent for fiscal year 2017 reflects an increase from fiscal year 2016 gross margin of 47 percent. The increase was primarily attributable to supply chain efficiencies in the fiscal year 2017 versus fiscal year 2016. Changes in excess and obsolete inventory charges, including scrapped inventory, and sales of product written down in prior periods did not have a material impact on margin in fiscal year 2017.

Research and Development Expenses
Fiscal year 2018 research and development expenses of $366.4 million reflect an increase of $62.7 million, or 21 percent, from fiscal year 2017. The increase was attributable to an 8 percent increase in research and development headcount and the associated salary and employee-related expenses, as well as higher product development expenses, including tape-outs and contract labor, increased amortization of acquisition-related intangibles, and higher facilities and infrastructure-related costs in fiscal year 2018 versus fiscal year 2017 related to the increased headcount. These increases were partially offset by a higher UK Research and Development Expenditure Credit (RDEC) in the current fiscal year.
Fiscal year 2017 research and development expenses of $303.7 million reflect an increase of $34.5 million, or 13 percent, from fiscal year 2016. The increase was primarily attributable to a 16 percent increase in research and development headcount and the associated salary and employee-related expenses. The Company also experienced higher facilities-related costs in fiscal year 2017 versus fiscal year 2016, partially offset by adjustments to the contingent consideration liability discussed in Note 4, the RDEC, which went into effect beginning in fiscal year 2017, and a sales tax refund in the third quarter of fiscal year 2017.
Selling, General and Administrative Expenses
Fiscal year 2018 selling, general and administrative expenses of $131.8 million reflect an increase of $4.5 million, or 4 percent, compared to fiscal year 2017. The increase was primarily attributable to increased salary and employee-related expenses in fiscal year 2018.
Fiscal year 2017 selling, general and administrative expenses of $127.3 million reflect an increase of $10.2 million, or 9 percent, compared to fiscal year 2016. The increase was primarily attributable to increased salary and employee-related expenses, as well as higher occupancy costs in fiscal year 2017.
Asset Impairment
In the fourth quarter of fiscal year 2017, the Company reported an asset impairment charge of $9.8 million related to a building owned by the Company in Edinburgh, Scotland. The Company determined that the undiscounted cash flows associated with the property of the asset were less than the carrying value. Considering the fact that the building was no longer used as the primary office space for Edinburgh employees and that market conditions had weakened, the Company hired an independent consultant to assess the fair value of the building. The variance in the assessed valuation amount and the carrying value was recorded in fiscal year 2017 and is presented as a separate line item on the Consolidated Statements of Income under the caption “Asset impairment.”
Patent Agreement and Other
On May 8, 2015, we entered into a patent purchase agreement for the sale of certain Company-owned patents relating to our LED lighting products.  As a result of this agreement, on June 22, 2015, the Company received cash consideration of $12.5 million from the purchaser. Under the agreement, the Company undertook to no longer be engaged in LED lighting and received a license under the sold patents for all other fields of use.  The proceeds were recorded during fiscal year 2016 as a recovery of costs previously incurred and are reflected as a separate line item on the Consolidated Statements of Income in operating expenses under the caption “Patent agreement and other.” Additionally, in fiscal year 2016, the Company recorded $0.9 million in expense related to negotiated adjustments to a legal settlement.
Interest Income
Interest income in fiscal years 2018, 2017, and 2016, was $4.8 million, $1.7 million, and $0.9 million, respectively. The increase in interest income in fiscal year 2018 and 2017 was due to higher average cash, cash equivalent, and marketable securities balances throughout the year versus the previous year.

Interest Expense
The Company reported interest expense of $1.2 million, $3.6 million and $3.3 million for fiscal years 2018, 2017, and 2016, respectively, primarily as a result of the revolving credit facility and subsequent pay down, described in Note 7.
Other Expense
In fiscal years 2018 and 2016, the Company reported $1.0 million and $1.8 million, respectively, in other expense, primarily foreign exchange costs. The corresponding amount in fiscal year 2017 was immaterial.
Provision for Income Taxes
We recorded income tax expense of $103.1 million in fiscal year 2018 on a pre-tax income of $265.1 million, yielding an effective tax rate of 38.9 percent. Our effective tax rate was higher than the U.S. statutory rate of 31.6 percent, primarily due to the impact of the legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017, partially offset by income earned in certain foreign jurisdictions that is taxed below the federal statutory rate and excess benefits from stock based compensation. The Tax Act reduces the U.S. federal corporate income tax rate from 35% to 21%, restricts the deductibility of certain business expenses, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax-deferred, and creates new taxes on certain foreign sourced earnings, among other provisions. The reduction in the U.S. federal corporate income tax rate was effective January 1, 2018. The rate change is administratively effective at the beginning of our fiscal year 2018, resulting in a blended U.S. federal corporate income tax rate of 31.6% for the annual period. This reduction in the statutory U.S. tax rate, when coupled with changes in the deductibility of certain business expenses that are also effective in fiscal year 2018, resulted in an immaterial change to the annual effective tax rate for fiscal year 2018. In addition, we recorded $60.1 million of income tax expense during fiscal year 2018 as a provisional estimate of the discrete tax effects of the Tax Act. See Note 14 - Income Taxes.
We recorded income tax expense of $53.8 million in fiscal year 2017 on a pre-tax income of $315.0 million, yielding an effective tax provision rate of 17.1 percent. Our effective tax rate was lower than the then current U.S. statutory rate of 35 percent, primarily due to income earned in jurisdictions with a lower statutory tax rate, excess tax benefits from stock based compensation due to the early adoption of the ASU 2016-09 accounting standard, and research and development tax credits in the U.S.
We recorded income tax expense of $52.4 million in fiscal year 2016 on a pre-tax income of $176.0 million, yielding an effective tax provision rate of 29.8 percent. Our effective tax rate was lower than the then current U.S. statutory rate of 35 percent, primarily due to research and development tax credits in the U.S. and the impact of earnings in jurisdictions with a lower statutory tax rate.
Outlook

Cirrus Logic made meaningful progress in fiscal year 2018 with numerous strategic initiatives that we believe position the Company to return to growth in the coming years. We expanded our portfolio of smart codecs and boosted amplifiers, and moved into new applications with haptics and voice biometrics products, while broadening our customer base. We believe our extensive roadmap targeting the smartphone, digital headset and smart home markets will enable Cirrus Logic to offer a differentiated and consistent audio and voice experience and contribute to the Company’s future success. For fiscal year 2019, we expect revenue to be down approximately 10 percent year over year and anticipate a return to year-over-year revenue growth in fiscal year 2020.
Liquidity and Capital Resources
In fiscal year 2018, cash flow from operations was $318.7 million. Operating cash flow during fiscal year 2018 was related to the cash components of our net income and a $29.1 million favorable change in working capital. The favorable change in working capital was driven primarily by a decrease in accounts receivable and an increase in income taxes payable, partially offset by an increase in inventories. In fiscal year 2017, cash flow from operations was $369.8 million. Operating cash flow during fiscal year 2017 was related to the cash components of our net income, offset by a $24.9 million unfavorable change in working capital. The unfavorable change in working capital was driven primarily by an increase in accounts receivable and inventories during the period. In fiscal year 2016, cash flow from operations was $149.0 million. Operating cash flow during fiscal year 2016 was related to the cash components of our net income, offset by a $108.7 million unfavorable change in working capital. The unfavorable change in working capital was driven primarily by an increase in inventories and a decrease in accounts payable during the period.
In fiscal year 2018, the Company used $184.7 million in cash for investing activities primarily related to $100.2 million in net purchases of marketable securities, and capital expenditures and technology investments of $59.3 million. In addition, the Company purchased certain tangible and intangible assets for $25.2 million as part of a technology acquisition. In fiscal year 2017, the Company used approximately $69.9 million in cash for investing activities principally related to $18.6 million in net purchases of marketable securities, and capital expenditures and technology investments of $51.3 million. In fiscal year 2016, the Company received approximately $20.2 million in cash provided by investing activities, principally due to the net maturities and sales of marketable securities of $103.1 million, partially offset by $46.1 million in capital expenditures and technology investments, and acquisitions of $36.8 million.
In fiscal year 2018, the Company used $249.6 million related to financing activities. In fiscal year 2017, the Company used $117.5 million in financing activities. In fiscal year 2016, the Company used $76.9 million in financing activities. Payments against revolver balances in fiscal years 2018, 2017 and 2016 were $60.0 million, $100.4 million and $20.0 million, respectively. See Note 7 and Revolving Credit Facility below for more information relating to debt agreements and terms that existed during the periods. Beginning in fiscal year 2017 with the adoption of ASU 2016-09, excess tax benefits or shortfalls are not shown separately as a financing activity, as the income tax effects of employee stock-based compensation are shown as a component of net income as an operating activity. Excess tax benefits related to employee stock-based compensation generated $3.9 million in fiscal years 2016. Additionally, in fiscal years 2018, 2017, and 2016, the Company utilized approximately $175.8 million, $15.4 million, and $60.5 million, respectively, in cash to repurchase and retire portions of its outstanding common stock. See Note 12 for a description of our Share Repurchase Program.
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
Revolving Credit Facility
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
As of March 31, 2018, the Company had no amounts outstanding under the Amended Facility and was in compliance with all covenants under the Amended Credit Agreement.
See also Note 7 — Revolving Credit Facility.
Off Balance Sheet Arrangements
As of March 31, 2018, the Company did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, that were reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
In our business activities, we incur certain commitments to make future payments under contracts such as debt agreements, purchase orders, operating leases and other long-term contracts.  Maturities under these contracts are set forth in the following table as of March 31, 2018:

	Payment due by period (in thousands)
	< 1 year	1-3 years	3-5 years	> 5 years	Total
Facilities leases, net	$13,074	$26,105	$23,838	$43,215	$106,232
Equipment and other commitments	151	290	266	363	1,070
Wafer purchase commitments	80,225	—	—	—	80,225
Assembly purchase commitments	3,208	—	—	—	3,208
Outside test purchase commitments	11,534	—	—	—	11,534
Other purchase commitments	31,894	27,765	—	—	59,659
Interest on revolving line of credit (1)	608	1,393	—	—	2,001
Total	$140,694	$55,553	$24,104	$43,578	$263,929

(1)	Our debt is subject to a variable interest rate based on LIBOR. The interest included in the table above is based on forecasted commitment fees.

Certain of our operating lease obligations include escalation clauses. These escalating payment requirements are reflected in the table.
We are unable to make a reasonably reliable estimate as to when or if a cash settlement with taxing authorities will occur related to our unrecognized tax benefits. Therefore, our liability of $55.2 million for unrecognized tax benefits is not included in the table above. See Note 14 — Income Taxes, to the Consolidated Financial Statements for additional information.
ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks associated with interest rates on our debt and marketable securities, and to currency movements on non-U.S. dollar denominated assets and liabilities. We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. All of the potential changes noted below are based on sensitivity analyses as of March 31, 2018. Actual results may differ materially.
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
To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, the Company performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of March 31, 2018 and March 25, 2017, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $3.2 million and $0.9 million decline in the fair market value of the portfolio, respectively. The larger hypothetical decline in fair value at the end of fiscal year 2018 was due to the larger balance in total marketable securities, when compared to fiscal year 2017. Such losses would only be realized if the Company sold the investments prior to maturity.
Foreign Currency Exchange Risk
Our revenue and spending is transacted primarily in U.S. dollars; however, in fiscal years 2018, 2017, and 2016, we entered into routine transactions in other currencies to fund the operating needs of certain legal entities outside of the U.S. As of March 31, 2018 and March 25, 2017, a ten percent change in the value of the related currencies would not have a material impact on our results of operations and financial position. During fiscal years 2018, 2017, and 2016 we did not enter into any foreign currency hedging contracts.

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cirrus Logic, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cirrus Logic, Inc. as of March 31, 2018 and March 25, 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended March 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2018 and March 25, 2017, and the results of its operations and its cash flows for each of the three fiscal years in the period ended March 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 30, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the
PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1984.

Austin, Texas
May 30, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cirrus Logic, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Cirrus Logic, Inc.’s internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cirrus Logic, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2018 and March 25, 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended March 31, 2018, and the related notes and our report dated May 30, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP
Austin, Texas
May 30, 2018

CIRRUS LOGIC, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2018	March 25, 2017
Assets
Current assets:
Cash and cash equivalents	$235,604	$351,166
Marketable securities	26,397	99,813
Accounts receivable, net	100,801	119,974
Inventories	205,760	167,895
Prepaid assets	31,235	24,987
Other current assets	13,877	12,093
Total current assets	613,674	775,928
Long-term marketable securities	172,499	—
Property and equipment, net	191,154	168,139
Intangibles, net	111,547	135,188
Goodwill	288,718	286,767
Deferred tax assets	14,716	32,841
Other assets	37,809	14,607
Total assets	$1,430,117	$1,413,470
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$69,850	$73,811
Accrued salaries and benefits	35,721	40,190
Software license agreements	21,981	14,990
Other accrued liabilities	12,657	15,084
Total current liabilities	140,209	144,075
Long-term liabilities:
Debt	—	60,000
Software license agreements	27,765	3,146
Non-current income taxes	92,753	50,876
Other long-term liabilities	7,662	3,681
Total long-term liabilities	128,180	117,703
Stockholders’ equity:
Preferred stock, 5.0 million shares authorized but unissued	—	—
Common stock, $0.001 par value, 280,000 shares authorized, 61,960 shares and 64,295 shares issued and outstanding at March 31, 2018 and March 25, 2017, respectively	62	64
Additional paid-in capital	1,312,372	1,259,215
Accumulated deficit	(139,345)	(107,014)
Accumulated other comprehensive loss	(11,361)	(573)
Total stockholders’ equity	1,161,728	1,151,692
Total liabilities and stockholders’ equity	$1,430,117	$1,413,470
The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Years Ended
	March 31, 2018	March 25, 2017	March 26, 2016
Net sales	$1,532,186	$1,538,940	$1,169,251
Cost of sales	771,470	781,125	614,411
Gross profit	760,716	757,815	554,840
Operating expenses
Research and development	366,444	303,658	269,217
Selling, general and administrative	131,811	127,265	117,082
Asset impairment	—	9,842	—
Patent agreement and other	—	—	(11,670)
Total operating expenses	498,255	440,765	374,629
Income from operations	262,461	317,050	180,211
Interest income	4,762	1,676	877
Interest expense	(1,153)	(3,600)	(3,308)
Other expense	(971)	(79)	(1,791)
Income before income taxes	265,099	315,047	175,989
Provision for income taxes	103,104	53,838	52,359
Net income	161,995	261,209	123,630
Basic earnings per share	$2.55	$4.12	$1.96
Diluted earnings per share	$2.46	$3.92	$1.87
Basic weighted average common shares outstanding	63,407	63,329	63,197
Diluted weighted average common shares outstanding	65,951	66,561	65,993
The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Years Ended
	March 31, 2018	March 25, 2017	March 26, 2016
Net income	$161,995	$261,209	$123,630
Other comprehensive income (loss), before tax
Foreign currency translation gain (loss)	2,791	(826)	294
Unrealized gain (loss) on marketable securities	(2,380)	47	(24)
Actuarial gain (loss) on defined benefit pension plan	(14,729)	(79)	2,660
Reclassification of actuarial (gain) loss to net income	—	(89)	49
Benefit (provision) for income taxes	3,530	42	(537)
Comprehensive income	$151,207	$260,304	$126,072
The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Months Ended
	March 31, 2018	March 25, 2017	March 26, 2016
Cash flows from operating activities:
Net income	$161,995	$261,209	$123,630
Adjustments to net cash provided by operating activities:
Depreciation and amortization	81,399	63,433	58,060
Stock compensation expense	48,741	39,593	33,506
Deferred income taxes	11,646	10,885	23,202
Loss on retirement or write-off of long-lived assets	626	10,387	2,753
(Payments) charges for defined benefit pension plan	(10,929)	116	729
Excess tax benefit from employee stock awards	—	—	(3,850)
Other non-cash charges	(3,864)	8,980	19,702
Net change in operating assets and liabilities:
Accounts receivable, net	19,173	(31,442)	24,156
Inventories	(37,865)	(25,880)	(57,819)
Other assets	16,824	575	(1,522)
Accounts payable	143	1,772	(41,456)
Accrued salaries and benefits	(4,469)	18,951	(2,993)
Deferred income	—	—	(6,105)
Income taxes payable	22,983	10,969	(11,807)
Other accrued liabilities	12,308	203	(11,140)
Net cash provided by operating activities	318,711	369,751	149,046
Cash flows from investing activities:
Maturities and sales of available-for-sale marketable securities	138,221	212,863	125,660
Purchases of available-for-sale marketable securities	(238,434)	(231,432)	(22,570)
Purchases of property, equipment and software	(55,180)	(41,849)	(41,569)
Investments in technology	(29,323)	(9,447)	(4,519)
Acquisition of businesses, net of cash obtained	—	—	(36,759)
Net cash (used in) provided by investing activities	(184,716)	(69,865)	20,243
Cash flows from financing activities:
Principal payments on long-term revolver	(60,000)	(100,439)	(20,000)
Debt issuance costs	—	(2,152)	—
Payments on capital lease agreements	—	(699)	—
Issuance of common stock, net of shares withheld for taxes	4,417	16,518	6,617
Repurchase of stock to satisfy employee tax withholding obligations	(17,806)	(14,089)	(6,861)
Repurchase and retirement of common stock	(175,776)	(15,439)	(60,503)
Excess tax benefit from employee stock awards	—	—	3,850
Contingent consideration payments	(392)	(1,213)	—
Net cash used in financing activities	(249,557)	(117,513)	(76,897)
Net (decrease) increase in cash and cash equivalents	(115,562)	182,373	92,392
Cash and cash equivalents at beginning of period	351,166	168,793	76,401
Cash and cash equivalents at end of period	$235,604	$351,166	$168,793
Supplemental disclosures of cash flow information
Cash payments during the year for:
Income taxes	$34,385	$8,001	$23,785
Interest	835	2,947	3,318
The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Total
	Shares	Amount
Balance, March 28, 2015	63,085	$63	$1,159,431	$(400,613)	$(2,110)	$756,771
Net income	—	—	—	123,630	—	123,630
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(15)	(15)
Change in defined benefit pension plan liability, net of tax	—	—	—	—	2,163	2,163
Change in foreign currency translation adjustments	—	—	—	—	294	294
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	1,552	2	6,617	(6,861)	—	(242)
Repurchase and retirement of common stock	(2,007)	(2)	—	(60,501)	—	(60,503)
Amortization of deferred stock compensation	—	—	33,535	—	—	33,535
Excess tax benefit from employee stock awards	—	—	3,850	—	—	3,850
Balance, March 26, 2016	62,630	63	1,203,433	(344,345)	332	859,483
Net income	—	—	—	261,209	—	261,209
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	31	31
Change in defined benefit pension plan liability, net of tax	—	—	—	—	(110)	(110)
Change in foreign currency translation adjustments	—	—	—	—	(826)	(826)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	2,145	2	16,516	(14,089)	—	2,429
Cumulative effect of adoption of ASU 2016-09	—	—	—	5,649	—	5,649
Repurchase and retirement of common stock	(480)	(1)	—	(15,438)	—	(15,439)
Amortization of deferred stock compensation	—	—	39,593	—	—	39,593
Excess tax benefit from employee stock awards	—	—	(327)	—	—	(327)
Balance, March 25, 2017	64,295	64	1,259,215	(107,014)	(573)	1,151,692
Net income	—	—	—	161,995	—	161,995
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(1,630)	(1,630)
Change in defined benefit pension plan liability, net of tax	—	—	—	—	(11,949)	(11,949)
Change in foreign currency translation adjustments	—	—	—	—	2,791	2,791
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	1,054	1	4,416	(17,806)	—	(13,389)
Cumulative effect of adoption of ASU 2016-16	—	—		(747)	—	(747)
Repurchase and retirement of common stock	(3,389)	(3)	—	(175,773)	—	(175,776)
Amortization of deferred stock compensation	—	—	48,741	—	—	48,741
Balance, March 31, 2018	61,960	$62	$1,312,372	$(139,345)	$(11,361)	$1,161,728
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
We were incorporated in California in 1984, became a public company in 1989, and were reincorporated in the State of Delaware in February 1999. Our primary facility housing engineering, sales and marketing, and administration functions is located in Austin, Texas. We also have offices in various other locations in the United States, United Kingdom, Sweden, Spain, Australia and Asia, including the People’s Republic of China, Hong Kong, South Korea, Japan, Singapore, and Taiwan. Our common stock, which has been publicly traded since 1989, is listed on the NASDAQ's Global Select Market under the symbol CRUS.
Basis of Presentation
We prepare financial statements on a 52- or 53-week year that ends on the last Saturday in March. Fiscal years 2017 and 2016 were 52-week years. Fiscal year 2018 was a 53-week year.
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
Inventories
We use the lower of cost or net realizable value to value our inventories, with cost being determined on a first-in, first-out basis. One of the factors we consistently evaluate in the application of this method is the extent to which products are accepted into the marketplace. By policy, we evaluate market acceptance based on known business factors and conditions by comparing forecasted customer unit demand for our products over a specific future period, or demand horizon, to quantities on hand at the end of each accounting period.

On a quarterly and annual basis, we analyze inventories on a part-by-part basis. Product life cycles and the competitive nature of the industry are factors considered in the evaluation of customer unit demand at the end of each quarterly accounting period. Inventory on-hand in excess of forecasted demand is considered to have reduced market value and, therefore, the cost basis is adjusted to the lower of cost or net realizable value. Typically, market values for excess or obsolete inventories are considered to be zero. Inventory charges recorded for excess and obsolete inventory, including scrapped inventory, were $9.7 million and $6.7 million, in fiscal year 2018 and 2017, respectively. Inventory charges in fiscal year 2018 and 2017 related to a combination of quality issues and inventory exceeding demand.
Inventories were comprised of the following (in thousands):

	March 31, 2018	March 25, 2017
Work in process	$97,138	$83,332
Finished goods	108,622	84,563
	$205,760	$167,895
Property, Plant and Equipment, net
Property, plant and equipment is recorded at cost, net of depreciation and amortization. Depreciation and amortization is calculated on a straight-line basis over estimated economic lives, ranging from three to 39 years. Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated useful life. Furniture, fixtures, machinery, and equipment are all depreciated over a useful life of 3 to 10 years, while buildings are depreciated over a period of up to 39 years. In general, our capitalized software is amortized over a useful life of 3 years, with capitalized enterprise resource planning software being amortized over a useful life of 10 years. Gains or losses related to retirements or dispositions of fixed assets are recognized in the period incurred. Additionally, if impairment indicators exist, the Company will assess the carrying value of the associated asset. In the fourth quarter of fiscal year 2017, the Company reassessed the carrying value of the property located in Edinburgh, Scotland, resulting in an asset impairment charge of $9.8 million.
Property, plant and equipment was comprised of the following (in thousands):

	March 31, 2018	March 25, 2017
Land	$26,379	$26,379
Buildings	71,354	74,266
Furniture and fixtures	22,138	14,231
Leasehold improvements	35,569	4,355
Machinery and equipment	143,509	123,054
Capitalized software	25,949	24,839
Construction in progress	6,086	22,972
Total property, plant and equipment	330,984	290,096
Less: Accumulated depreciation and amortization	(139,830)	(121,957)
Property, plant and equipment, net	$191,154	$168,139
Depreciation and amortization expense on property, plant, and equipment for fiscal years 2018, 2017, and 2016 was $27.7 million, $26.1 million, and $22.3 million, respectively.
Goodwill and Intangibles, net
Intangible assets include purchased technology licenses and patents that are reported at cost and are amortized on a straight-line basis over their useful lives, generally ranging from 1 to 10 years. Acquired intangibles include existing technology, core technology or patents, license agreements, in-process research & development, trademarks, tradenames, customer relationships, non-compete agreements, and backlog. These assets are amortized on a straight-line basis over lives ranging from one to fifteen years.
Goodwill is recorded at the time of an acquisition and is calculated as the difference between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. The Company tests goodwill and indefinite lived intangibles for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management’s assessment of qualitative factors to determine whether it is more likely than not that goodwill and other intangible assets are impaired. If management concludes from its assessment of qualitative factors that it is more likely than not that impairment exists, then a quantitative impairment test will be performed involving management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in these evaluations. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. The Company has recorded no goodwill impairments in fiscal years 2018, 2017, and 2016. There were no material intangible asset impairments in fiscal years 2018, 2017, or 2016.
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
Foreign Currency Translation
Some of the Company's subsidiaries utilize the local currency as the functional currency. The Company’s main entities, including the entities that generate the majority of sales and employ the majority of employees, are US dollar functional.
Defined Benefit Pension Plan
Defined benefit pension plans are accounted for based upon the provisions of ASC Topic 715, “Compensation — Retirement Benefits.”
The funded status of the plan is recognized in the Consolidated Balance Sheet. Prior to the buy-in transaction discussed in Note 8, any re-measurement of plan assets and benefit obligations deemed necessary in an interim period, would be reflected in the Consolidated Balance Sheet in the subsequent interim period to reflect the overfunded or underfunded status of the plan.
The Company engages external actuaries on at least an annual basis to provide a valuation of the plan’s assets and projected benefit obligation and is used to record the net periodic pension cost. On a quarterly basis, the Company evaluated current information available to determine whether the plan’s assets and projected benefit obligation should be re-measured.

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
We had three contract manufacturers, Pegatron, Jabil Circuits, and Hongfujin Precision who represented 24 percent, 18 percent, and 11 percent, respectively of our consolidated gross trade accounts receivable as of the end of fiscal year 2018. Hongfujin Precision, Protek and Jabil Circuits represented 20 percent, 15 percent, and 13 percent, respectively of our consolidated gross trade accounts receivable as of the end of fiscal year 2017. No other distributor or customer had receivable balances that represented more than 10 percent of consolidated gross trade accounts receivable as of the end of fiscal year 2018 and 2017.
Since the components we produce are largely proprietary and generally not available from second sources, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, from a distributor, or through a third-party manufacturer contracted to produce their end product. For fiscal years 2018, 2017, and 2016, our ten largest end customers represented approximately 92 percent, 92 percent, and 89 percent, of our sales, respectively. For fiscal years 2018, 2017, and 2016, we had one end customer, Apple Inc., who purchased through multiple contract manufacturers and represented approximately 81 percent, 79 percent, and 66 percent, of the Company’s total sales, respectively. Samsung Electronics represented 15 percent of the Company’s total sales in fiscal year 2016. No other customer or distributor represented more than 10 percent of net sales in fiscal years 2018, 2017, or 2016.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $1.4 million, $1.7 million, and $1.6 million, in fiscal years 2018, 2017, and 2016, respectively.
Stock-Based Compensation
Stock-based compensation is measured at the grant date based on the grant-date fair value of the awards and is recognized as an expense, on a ratable basis, over the vesting period, which is generally between 0 and 4 years. Determining the amount of stock-based compensation to be recorded requires the Company to develop estimates used in calculating the grant-date fair value of stock options and performance awards (also called market stock units). The Company calculates the grant-date fair value for stock options and market stock units using the Black-Scholes valuation model and the Monte Carlo simulation, respectively. The use of valuation models requires the Company to make estimates of assumptions such as expected volatility, expected term, risk-free interest rate, expected dividend yield, and forfeiture rates. The grant-date fair value of restricted stock units is the market value at grant date multiplied by the number of units.
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
The following table details the calculation of basic and diluted earnings per share for fiscal years 2018, 2017, and 2016, (in thousands, except per share amounts):

	Fiscal Years Ended
	March 31, 2018	March 25, 2017	March 26, 2016
Numerator:
Net income	161,995	$261,209	$123,630
Denominator:
Weighted average shares outstanding	63,407	63,329	63,197
Effect of dilutive securities	2,544	3,232	2,796
Weighted average diluted shares	65,951	66,561	65,993
Basic earnings per share	$2.55	$4.12	$1.96
Diluted earnings per share	$2.46	$3.92	$1.87
The weighted outstanding shares excluded from our diluted calculation for the years ended March 31, 2018, March 25, 2017, and March 26, 2016 were 326 thousand, 389 thousand, and 468 thousand, respectively, as the exercise price of certain outstanding stock options exceeded the average market price during the period.
Accumulated Other Comprehensive Loss
Our accumulated other comprehensive loss is comprised of foreign currency translation adjustments, unrealized gains and losses on investments classified as available-for-sale and actuarial gains and losses on our defined benefit pension plan assets. See Note 13 — Accumulated Other Comprehensive Loss for additional discussion.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606).  The purpose of this ASU is to converge revenue recognition requirements per GAAP and International Financial Reporting Standards (IFRS).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date after public comment supported a proposal to delay the effective date of this ASU to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  The Company has completed the process of reviewing our customers’ contracts in respect of performance obligation identification and satisfaction, pricing, warranties, and return rights, among other considerations. Through this process, the Company currently expects an immaterial balance sheet impact to its first quarter fiscal year 2019 financials, upon adoption of this ASU. The standard may be adopted by full retrospective method, which applies retrospectively to each prior period presented, or by modified retrospective method with the cumulative effect adjustment recognized in beginning retained earnings as of the date of adoption. We anticipate using the modified retrospective adoption method.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The FASB issued this update to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key leasing arrangement details.  Lessees would recognize operating leases on the balance sheet under this ASU — with the future lease payments recognized as a liability, measured at present value, and the right-of-use asset recognized for the lease term. A single lease cost would be recognized over the lease term. For terms less than twelve months, a lessee would be permitted to make an accounting policy election to recognize lease expense for such leases generally on a straight-line basis over the lease term. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The modified retrospective approach is the only allowed adoption method. We currently expect that most of our operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon adoption, which will increase our total assets and total liabilities that we report relative to such amounts prior to adoption of this ASU.
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
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU applies to any company that changes the terms or conditions of a share-based award, considered a modification. Modification accounting would be applied unless certain conditions were met related to the fair value of the award, the vesting conditions and the classification of the modified award. This ASU is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The standard should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the financial statement impact of this ASU with no expected material impact.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows for the classification of stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive income to retained earnings. This ASU is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The standard should be applied in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in tax rate is recognized. The Company is currently evaluating the potential financial statement impact of this ASU.

3.    Marketable Securities

The Company’s investments have been classified as available-for-sale securities in accordance with U.S. GAAP. Marketable securities are categorized on the Consolidated Balance Sheet as “Marketable securities” within the short-term or long-term classification, as appropriate.

The following table is a summary of available-for-sale securities (in thousands):

As of March 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$185,636	$4	$(2,318)	$183,322
Non-US government securities	14,730	—	(111)	14,619
Certificates of deposit	500	—	—	500
Agency discount notes	459	—	(4)	455
Total securities	$201,325	$4	$(2,433)	$198,896
The Company typically invests in highly-rated securities with original maturities generally ranging from one to three years. The Company's specifically identified gross unrealized loss of $2.4 million related to securities with a total amortized cost of approximately $198.2 million at March 31, 2018. No securities had been in a continuous unrealized loss position for more than 12 months as of March 31, 2018. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  When evaluating an investment for other-than-temporary impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of March 31, 2018, the Company does not consider any of its investments to be other-than-temporarily impaired.

As of March 25, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$33,350	$—	$(20)	$33,330
Commercial paper	66,518	—	(35)	66,483
Total securities	$99,868	$—	$(55)	$99,813
The Company’s specifically identified gross unrealized losses of $55 thousand related to securities with a total amortized cost of approximately $99.9 million at March 25, 2017. Four securities had been in a continuous unrealized loss position for more than 12 months as of March 25, 2017. The gross unrealized loss on these securities was less than one tenth of one percent of the position value. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  When evaluating an investment for other-than-temporary impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of March 25, 2017, the Company did not consider any of its investments to be other-than-temporarily impaired.
The cost and estimated fair value of available-for-sale investments by contractual maturity were as follows:

	March 31, 2018		March 25, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$26,560	$26,397	$99,868	$99,813
After 1 year	174,765	172,499	—	—
Total	$201,325	$198,896	$99,868	$99,813

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
The Company’s cash equivalents and investment portfolio assets consist of corporate debt securities, money market funds, non-U.S government securities, securities of U.S. government-sponsored enterprises, commercial paper and certificates of deposit and are reflected on our Consolidated Balance Sheet under the headings cash and cash equivalents, marketable securities, and long-term marketable securities. The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party pricing providers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.
In connection with one of the Company’s second quarter fiscal year 2016 acquisitions, the Company reported contingent consideration based upon achievement of certain milestones.  This liability was classified as Level 3 and was valued using a discounted cash flow model.  The assumptions used in preparing the discounted cash flow included discount rate estimates and cash flow amounts. The final payment related to the contingent consideration was made in the fourth quarter of fiscal year 2018 and no further liability remains at March 31, 2018.
The Company’s long-term revolving facility, described in Note 7, bears interest at a base rate plus applicable margin or LIBOR plus applicable margin. As of March 31, 2018, there are no amounts drawn under the facility and the fair value is zero.
As of March 31, 2018 and March 25, 2017, the Company classified all investment portfolio assets and pension plan assets (discussed in Note 8) as Level 1 or Level 2 assets and liabilities. The only Level 3 liability was the contingent consideration described above and below. The Company has no Level 3 assets. There were no transfers between Level 1, Level 2, or Level 3 measurements for the years ending March 31, 2018 and March 25, 2017.
The following summarizes the fair value of our financial instruments, exclusive of pension plan assets detailed in Note 8, at March 31, 2018 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$211,891	$—	$—	$211,891
Available-for-sale securities
Corporate debt securities	$—	$183,322	$—	$183,322
Non-US government securities	—	14,619	—	14,619
Certificates of deposit	—	500	—	500
Agency discount notes	—	455	—	455
	$—	$198,896	$—	$198,896

The following summarizes the fair value of our financial instruments at March 25, 2017 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$313,982	$—	$—	$313,982
Available-for-sale securities
Corporate debt securities	$—	$33,330	$—	$33,330
Commercial paper	—	66,483	—	66,483
	$—	$99,813	$—	$99,813
Liabilities:
Other accrued liabilities
Contingent consideration — short-term	$—	$—	$4,695	$4,695
Contingent consideration
The following summarizes the fair value of the contingent consideration at March 31, 2018:

	Maximum Value if Milestones Achieved (in thousands)	Estimated Discount Rate (%)	Fair Value (in thousands)
Tranche A — 18 month earn out period	5,000	7.0	—
Tranche B — 30 month earn out period	5,000	7.7	—

	Fiscal Year Ended
	March 31, 2018	March 25, 2017
	(in thousands)
Beginning balance	$4,695	$9,068
Adjustment to estimates (research and development expense)	(4,328)	(3,579)
Payout of Tranche A contingent consideration	—	(1,213)
Payout of Tranche B contingent consideration	(392)	—
Fair value charge recognized in earnings (research and development expense)	25	419
Ending balance	$—	$4,695
The valuation of contingent consideration was based on a weighted-average discounted cash flows model.  The fair value was reviewed and estimated on a quarterly basis based on the probability of achieving defined milestones and current interest rates.  Changes in any of the unobservable inputs used in the fair value measurement of contingent consideration resulted in a lower or higher fair value.  A change in projected outcomes if milestones were achieved was accompanied by a directionally similar change in fair value.  A change in discount rate was accompanied by a directionally opposite change in fair value.  Changes to the fair value due to changes in assumptions were reported in research and development expense in the Consolidated Statements of Income. In the second quarter of fiscal year 2017, changes in the probability of achieving certain milestones associated with Tranche A of the earn-out were determined following a review of product shipment forecasts within the earn-out period.  The revised estimates reduced the fair value of the liability prior to the pay out in the fourth quarter of fiscal year 2017.  In the first quarter of the current fiscal year, changes in the probability of achieving certain milestones associated with Tranche B of the earn-out were determined following a review of product shipment forecasts within the earn-out period.  The revised estimates reduced the fair value of the liability prior to the pay out in the fourth quarter of fiscal year 2018.

5.    Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	March 31, 2018	March 25, 2017
Gross accounts receivable	$101,004	$120,408
Allowance for doubtful accounts	(203)	(434)
Accounts receivable, net	$100,801	$119,974
The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Balance, March 28, 2015	$(356)
Bad debt expense, net of recoveries	(119)
Balance, March 26, 2016	(475)
Adjustment to bad debt	41
Balance, March 25, 2017	(434)
Adjustment to bad debt	231
Balance, March 31, 2018	$(203)
Recoveries on bad debt were immaterial for the three years presented above.

6.    Intangibles, net and Goodwill

The intangibles, net balance included on the Consolidated Balance Sheet was $111.5 million and $135.2 million at March 31, 2018 and March 25, 2017, respectively.
The following information details the gross carrying amount and accumulated amortization of our intangible assets (in thousands):

	March 31, 2018		March 25, 2017
Intangible Category / Weighted-Average Amortization period (in years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core technology (a)	$1,390	$(1,390)	$1,390	$(1,390)
License agreement (a)	440	(440)	440	(440)
Existing technology (6.1)	117,976	(75,048)	117,975	(53,960)
In-process research & development (“IPR&D”) (5.8)	97,972	(49,556)	72,750	(24,245)
Trademarks and tradename (10.0)	3,037	(2,333)	3,037	(2,208)
Customer relationships (10.0)	15,381	(5,732)	15,381	(4,191)
Backlog (a)	220	(220)	220	(220)
Non-compete agreements (a)	470	(470)	470	(470)
Technology licenses (3.0)	28,063	(18,213)	24,540	(13,891)
Total	$264,949	$(153,402)	$236,203	$(101,015)

(a)	Intangible assets are fully amortized.
Amortization expense for intangibles in fiscal years 2018, 2017, and 2016 was $53.7 million, $37.4 million, and $35.7 million, respectively. The following table details the estimated aggregate amortization expense for all intangibles owned as of March 31, 2018, for each of the five succeeding fiscal years and in the aggregate thereafter (in thousands):

For the year ended March 30, 2019	$46,867
For the year ended March 28, 2020	$27,540
For the year ended March 27, 2021	$16,094
For the year ended March 26, 2022	$12,145
For the year ended March 25, 2023	$6,663
Thereafter	$2,238
The goodwill balance included on the Consolidated Balance Sheet is $288.7 million and $286.8 million at March 31, 2018 and March 25, 2017, respectively.

7.    Revolving Credit Facility

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
As of March 31, 2018, the Company had no amounts outstanding under the Amended Facility and was in compliance with all covenants under the Amended Credit Facility.

8.    Postretirement Benefit Plans

Defined Benefit Pension Plan
As a result of our acquisition of Wolfson in fiscal year 2015, the Company now fully funds a defined benefit pension scheme (“the Scheme”), for some of the employees in the United Kingdom. The Scheme was closed to new participants as of July 2, 2002.  As of April 30, 2011, the participants in the Scheme no longer accrue benefits and therefore the Company will not be required to pay contributions in respect of future accrual.
The Scheme is a trustee-administered fund that is legally separate from the Company, which holds the pension plan assets to meet long-term pension liabilities. The pension fund trustees were comprised of one employee and one employer representative and an independent chairman until November 1, 2017, when an independent corporate trustee was appointed sole trustee. The trustees are required by law to act in the best interests of the Scheme’s beneficiaries and the trustees are responsible, in consultation with the Company, for setting certain policies (including the investment policies and strategies) of the fund.
The Company initiated an Enhanced Transfer Value (ETV) offer to 49 Scheme participants in fiscal year 2017.  The ETV offer expired on December 23, 2016, and 9 participants accepted. As a result, the Company paid the required ETV contribution of $0.5 million and recorded the associated pension expense of $0.4 million.

During fiscal year 2018, the Company authorized the termination of the Scheme under which 60 participants had accrued benefits. On March 16, 2018, the Scheme completed a buy-in transaction whereby the assets of the Scheme, together with a final contribution from the Company of $11.0 million, were invested in a bulk purchase annuity contract that fully insures the benefits payable to the members of the Scheme. As the buy-in transaction has resulted in the defined benefit obligations being fully insured, the Company has no further material contributions to make.
The bulk purchase annuity contract is structured to enable the Scheme to move to full buy-out (following which the insurance company would become directly responsible for the pension payments) and the intention is to proceed on this basis. When the buy-out is complete, a settlement loss will be recognized which will include any unamortized loss currently recorded within Other Comprehensive Income.
The following tables set forth the benefit obligation, the fair value of plan assets, and the funded status of the Scheme (in thousands):

	March 31, 2018	March 25, 2017
Change in benefit obligation:
Beginning balance	$21,123	$23,968
Interest cost	651	759
Plan settlements	—	(4,517)
Benefits paid and expenses	(312)	(264)
Change in foreign currency exchange rate	2,869	(2,763)
Actuarial (gain) / loss	16,270	3,940
Total benefit obligation ending balance	40,601	21,123
Change in plan assets:
Beginning balance	22,143	25,688
Actual return on plan assets	2,700	3,933
Employer contributions	12,877	990
Plan settlements	—	(5,243)
Change in foreign currency exchange rate	3,193	(2,961)
Benefits paid and expenses	(312)	(264)
Fair value of plan assets ending balance	40,601	22,143
Funded status of Scheme at end of year	$—	$1,020
The assets and obligations of the Scheme are denominated in British Pound Sterling. Following the purchase of the bulk purchase annuity contract as of March 31, 2018, the Scheme is fully insured and the net funded status is zero as reflected in the Company’s Consolidated Balance Sheet under the caption “Other assets”. The Company’s plan assets and obligations are measured as of the fiscal year-end. As of March 31, 2018, the plan assets and obligations were measured with reference to the price of the bulk purchase annuity contract. The weighted-average discount rate assumption used to determine benefit obligations as of March 25, 2017 and March 26, 2016 was 2.7%, and 3.6%, respectively.
The components of the Company’s net periodic pension expense (income) are as follows (in thousands):

	Fiscal Years Ended
	March 31, 2018	March 25, 2017	March 26, 2016
Expenses	$—	$—	$15
Interest cost	651	759	821
Expected return on plan assets	(1,159)	(1,126)	(1,212)
Settlement (gain) loss	—	1,063	—
Amortization of actuarial (gain) loss	—	(89)	49
	$(508)	$607	$(327)
The following weighted-average assumptions were used to determine net periodic benefit costs for the year ended March 31, 2018, March 25, 2017 and March 26, 2016:

	2018	2017	2016
Discount rate	2.70%	3.60%	3.20%
Expected long-term return on plan assets	4.23%	4.93%	4.65%
We report and measure the plan assets of our defined benefit pension at fair value. The Company’s pension plan assets consist of insurance contracts, cash, equity securities, corporate debt securities, and diversified growth funds. The fair value of the pension plan assets as of March 31, 2018 is based on the price of the bulk purchase annuity contract. In previous years, the fair value of the pension plan assets was determined through an external actuarial valuation, following a similar process of obtaining inputs as described above.
The table below sets forth the fair value of our plan assets as of March 31, 2018, using the same three-level hierarchy of fair-value inputs described in Note 4 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Plan Assets:
Insurance contracts	$—	$40,601	$—	$40,601
The table below sets forth the fair value of our plan assets as of March 25, 2017, (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Plan Assets:
Cash	$160	$—	$—	$160
Pension funds	—	21,983	—	21,983
	$160	$21,983	$—	$22,143

Amounts recognized in accumulated other comprehensive loss for the period that have not yet been recognized as components of net periodic benefit cost consist of (in thousands):

Fiscal Year
2018
Net actuarial loss	$(14,729)
Accumulated other comprehensive loss, before tax	$(14,729)
When the buy-out described above is complete, the settlement loss recognized will include the net unamortized loss of $11.2 million currently recorded within Other Comprehensive Income as of March 31, 2018.
The Company contributed $12.9 million to the pension plan in fiscal year 2018. No benefit payments, reflecting expected future service, are expected to be paid in the future by the Company due to the buy-out discussed above.
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

	Actual Allocation
	2018	2017
Equity securities	—%	33%
Corporate bonds	—%	48%
Diversified growth	—%	19%
Insurance contracts	100%	—%
Total	100%	100%

See the related fair value of the assets above.
The Scheme previously exposed the Company to actuarial risks such as investment (market) risk, interest rate risk, mortality risk, longevity risk and currency risk. A decrease in corporate bond yields, a rise in inflation or an increase in life expectancy would result in an increase to the Scheme liabilities and may give rise to increased benefit expenses in future periods. Caps on inflationary increases are currently in place to protect the Scheme against extreme inflation, however. Following the purchase of the bulk purchase annuity contract, the Scheme is fully insured and not exposed to these risks.
Defined Contribution Plans
We have Defined Contribution Plans (“the Plans”) covering all of our qualifying employees. Under the Plans, employees may elect to contribute any percentage of their annual compensation up to the annual regulatory limits. The Company made matching employee contributions of $6.7 million, $5.5 million, and $4.3 million during fiscal years 2018, 2017, and 2016, respectively.

9.    Equity Compensation

The Company is currently granting equity awards from the 2006 Stock Incentive Plan (the “Plan”), which was approved by stockholders in July 2006. The Plan provides for granting of stock options, restricted stock awards, performance awards, phantom stock awards, and bonus stock awards, or any combination of the foregoing.  To date, the Company has granted stock options, restricted stock awards, phantom stock awards (also called restricted stock units), and performance awards (also called market stock units) under the Plan. Each stock option granted reduces the total shares available for grant under the Plan by one share. Each full value award granted (including restricted stock awards, restricted stock units and market stock units) reduces the total shares available for grant under the Plan by 1.5 shares. Stock options generally vest between zero and four years, and are exercisable for a period of ten years from the date of grant.  Restricted stock units are generally subject to vesting from zero to three years, depending upon the terms of the grant. Market stock units are subject to a vesting schedule of three years.
The following table summarizes the activity in total shares available for grant (in thousands):

Shares
Available for
Grant
Balance, March 28, 2015	3,896
Shares added	4,900
Granted	(2,676)
Forfeited	167
Balance, March 26, 2016	6,287
Shares added	—
Granted	(1,719)
Forfeited	124
Balance, March 25, 2017	4,692
Shares added	—
Granted	(1,755)
Forfeited	128
Balance, March 31, 2018	3,065
As of March 31, 2018, approximately 11.9 million shares of common stock were reserved for issuance under the Plan.

Stock Compensation Expense
The following table summarizes the effects of stock-based compensation on cost of goods sold, research and development, sales, general and administrative, pre-tax income, and net income after taxes for shares granted under the Plan (in thousands, except per share amounts):

	Fiscal Year
	2018	2017	2016
Cost of sales	$1,474	$1,071	$1,145
Research and development	26,137	21,186	17,173
Sales, general and administrative	21,130	17,336	15,188
Effect on pre-tax income	48,741	39,593	33,506
Income Tax Benefit	(5,953)	(12,482)	(10,306)
Total share-based compensation expense (net of taxes)	42,788	27,111	23,200
Share-based compensation effects on basic earnings per share	$0.67	$0.43	$0.37
Share-based compensation effects on diluted earnings per share	0.65	0.41	0.35
The total share based compensation expense included in the table above and which is attributable to restricted stock units and market stock units was $44.2 million, $35.5 million, $30.3 million, for fiscal years 2018, 2017, and 2016, respectively. Share based compensation expense recognized is presented within operating activities in the Consolidated Statement of Cash Flows.
As of March 31, 2018, there was $83.1 million of compensation costs related to non-vested stock options, restricted stock units, and market stock units granted under the Company’s equity incentive plans not yet recognized in the Company’s financial statements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.27 years for stock options, 1.44 years for restricted stock units, and 1.42 years for market stock units.
In addition to the income tax benefit of share-based compensation expense shown in the table above, the Company recognized excess tax benefits of $11.7 million and $22.9 million in fiscal years 2018 and 2017, respectively, as a result of the Company’s early adoption of ASU 2016-09. No excess tax benefits were recognized within income tax expense in fiscal year 2016.
Stock Options
We estimated the fair value of each stock option granted on the date of grant using the Black-Scholes option-pricing model using a dividend yield of zero and the following additional assumptions:

	March 31, 2018	March 25, 2017	March 26, 2016
Expected stock price volatility	37.36%	47.66%	40.13 - 45.07%
Risk-free interest rate	1.67%	1.13%	0.94 - 1.05%
Expected term (in years)	3.03	2.79	2.72 - 2.97
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
Using the Black-Scholes option valuation model, the weighted average estimated fair values of employee stock options granted in fiscal years 2018, 2017, and 2016, were $19.87, $22.84, and $12.58, respectively.
During fiscal years 2018, 2017, and 2016, we received a net $4.4 million, $16.4 million, $6.5 million, respectively, from the exercise of 0.2 million, 1.4 million, and 0.8 million, respectively, stock options granted under the Company’s Stock Plan.
The total intrinsic value of stock options exercised during fiscal year 2018, 2017, and 2016, was $9.8 million, $52.2 million, and $19.7 million, respectively. Intrinsic value represents the difference between the market value of the Company’s common stock at the time of exercise and the strike price of the stock option.
Additional information with respect to stock option activity is as follows (in thousands, except per share amounts):

	Outstanding Options
	Number	Weighted Average Exercise Price
Balance, March 28, 2015	3,333	$14.31
Options granted	387	31.39
Options exercised	(773)	8.46
Options forfeited	—	—
Options expired	(22)	35.41
Balance, March 26, 2016	2,925	$17.96
Options granted	215	54.65
Options exercised	(1,382)	11.87
Options forfeited	—	—
Options expired	—	—
Balance, March 25, 2017	1,758	$27.25
Options granted	216	55.72
Options exercised	(234)	18.84
Options forfeited	—	—
Options expired	—	—
Balance, March 31, 2018	1,740	$31.91
Additional information with regards to outstanding options that are vesting, expected to vest, or exercisable as of March 31, 2018 is as follows (in thousands, except years and per share amounts):

	Number of Options	Weighted Average Exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Vested and expected to vest	1,738	$31.89	6.11	$21,446
Exercisable	1,182	$25.20	4.96	$19,243
In accordance with U.S. GAAP, stock options outstanding that are expected to vest are presented net of estimated future option forfeitures, which are estimated as compensation costs are recognized. Options with a fair value of $3.8 million, $3.8 million, and $3.4 million, became vested during fiscal years 2018, 2017, and 2016, respectively.
The following table summarizes information regarding outstanding and exercisable options as of March 31, 2018 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
		Weighted Average Remaining Contractual Life	Weighted Average Exercise	Number	Weighted Average
Range of Exercise Prices	Number	(years)	Price	Exercisable	Exercise Price
$2.90 - $16.25	403	2.58	$13.09	403	$13.09
$16.28 - $23.34	354	5.87	21.78	320	21.91
$23.80 - $23.80	3	5.43	23.80	3	23.80
$31.25 - $31.25	321	7.60	31.25	170	31.25
$32.29 - $54.65	443	6.74	46.06	286	42.37
$55.72 - $55.72	216	9.59	55.72	—	—
	1,740	6.11	$31.91	1,182	$25.20
As of March 31, 2018 and March 25, 2017, the number of options exercisable was 1.2 million and 1.1 million, respectively.

Restricted Stock Units
Commencing in fiscal year 2011, the Company began granting restricted stock units (“RSU’s”) to select employees. These awards are valued as of the grant date and amortized over the requisite vesting period. Generally, RSU’s vest 100 percent on the first to third anniversary of the grant date depending on the vesting specifications. A summary of the activity for RSU’s in fiscal year 2018, 2017, and 2016 is presented below (in thousands, except year and per share amounts):

	Shares	Weighted Average Fair Value
March 28, 2015	2,821	$25.57
Granted	1,437	31.51
Vested	(992)	32.48
Forfeited	(103)	24.75
March 26, 2016	3,163	26.14
Granted	947	52.40
Vested	(1,032)	24.67
Forfeited	(83)	28.40
March 25, 2017	2,995	34.91
Granted	936	55.79
Vested	(1,077)	24.79
Forfeited	(85)	41.09
March 31, 2018	2,769	$45.70

The aggregate intrinsic value of RSU’s outstanding as of March 31, 2018 was $112.5 million. Additional information with regards to outstanding restricted stock units that are expected to vest as of March 31, 2018, is as follows (in thousands, except year and per share amounts):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (years)
Expected to vest	2,682	$45.53	1.42
RSU’s outstanding that are expected to vest are presented net of estimated future forfeitures, which are estimated as compensation costs are recognized. RSU’s with a fair value of $26.7 million and $25.5 million became vested during fiscal years 2018 and 2017, respectively. The majority of RSUs that vested in 2018 and 2017 were net settled such that the Company withheld a portion of the shares at fair value to satisfy tax withholding requirements. In fiscal years 2018 and 2017, the vesting of RSU’s reduced the authorized and unissued share balance by approximately 1.1 million and 1.0 million, respectively. Total shares withheld and subsequently retired out of the Plan were approximately 0.3 million and 0.3 million, and total payments for the employees’ tax obligations to taxing authorities were $17.8 million and $14.1 million for fiscal years 2018 and 2017, respectively.
Market Stock Units
In fiscal year 2015, the Company began granting market stock units (“MSU’s”) to select employees. MSU’s vest based upon the relative total shareholder return (“TSR”) of the Company as compared to that of the Philadelphia Semiconductor Index (“the Index”). The requisite service period for these MSU’s is also the vesting period, which is three years. The fair value of each MSU granted was determined on the date of grant using the Monte Carlo simulation, which calculates the present value of the potential outcomes of future stock prices of the Company and the Index over the requisite service period. The fair value is based on the risk-free rate of return, the volatilities of the stock price of the Company and the Index, the correlation of the stock price of the Company with the Index, and the dividend yield.
The fair values estimated from the Monte Carlo simulation were calculated using a dividend yield of zero and the following additional assumptions:

	Year Ended
	March 31, 2018	March 25, 2017
Expected stock price volatility	37.36%	47.66%
Risk-free interest rate	1.74%	0.98%
Expected term (in years)	3.00	3.00

Using the Monte Carlo simulation, the weighted average estimated fair value of the MSU’s granted in fiscal year 2018 was $63.36. A summary of the activity for MSU’s in fiscal year 2018, 2017, and 2016 is presented below (in thousands, except year and per share amounts):

	Shares	Weighted Average Fair Value
March 28, 2015	35	$22.00
Granted	90	39.86
Vested	—	—
Forfeited	—	—
March 26, 2016	125	$34.85
Granted	55	75.58
Vested	—	—
Forfeited	—	—
March 25, 2017	180	$47.30
Granted	89	47.26
Vested	(70)	22.00
Forfeited	—	—
March 31, 2018	199	$56.16
The aggregate intrinsic value of MSU’s outstanding as of March 31, 2018 was $8.1 million. Additional information with regard to outstanding MSU’s that are expected to vest as of March 31, 2018 is as follows (in thousands, except year and per share amounts):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (years)
Expected to vest	193	$55.95	1.40
MSU's with a fair value of $1.5 million became vested during fiscal year 2018. No MSU’s became vested in fiscal year 2017 and 2016.

10.    Commitments and Contingencies

Facilities and Equipment Under Operating and Capital Lease Agreements
We currently own our corporate headquarters and select surrounding properties, and a UK office building. We lease certain of our other facilities and certain equipment under operating lease agreements, some of which have renewal options. Certain of these arrangements provide for lease payment increases based upon future fair market rates. As of March 31, 2018, our principal facilities are located in Austin, Texas and Edinburgh, Scotland, United Kingdom.
Total rent expense under operating leases was approximately $11.5 million, $8.2 million, and $5.2 million, for fiscal years 2018, 2017, and 2016, respectively. Sublease rental income was $0.3 million, $0.4 million, and $0.3 million, for fiscal years 2018, 2017, and 2016, respectively.

The aggregate minimum future rental commitments under all operating leases, net of sublease income for the following fiscal years are (in thousands):

	Facilities	Subleases	Net Facilities Commitments	Equipment and Other Commitments	Total Commitments
2019	$13,315	$241	$13,074	$151	$13,225
2020	13,631	240	13,391	145	13,536
2021	12,959	245	12,714	145	12,859
2022	12,558	251	12,307	143	12,450
2023	11,788	257	11,531	123	11,654
Thereafter	43,817	602	43,215	363	43,578
Total minimum lease payment	$108,068	$1,836	$106,232	$1,070	$107,302
Wafer, Assembly, Test and Other Purchase Commitments
We rely primarily on third-party foundries for our wafer manufacturing needs. Generally, our foundry agreements do not have volume purchase commitments and primarily provide for purchase commitments based on purchase orders, with the exception of a few “take or pay” clauses included in vendor contracts that are immaterial at March 31, 2018. Cancellation fees or other charges may apply and are generally dependent upon whether wafers have been started or the stage of the manufacturing process at which the notice of cancellation is given. As of March 31, 2018, we had foundry commitments of $80.2 million.
In addition to our wafer supply arrangements, we contract with third-party assembly vendors to package the wafer die into finished products. Assembly vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry. We had non-cancelable assembly purchase orders with numerous vendors totaling $3.2 million at March 31, 2018.
Test vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry. Our total non-cancelable commitment for outside test services as of March 31, 2018 was $11.5 million.
Other purchase commitments primarily relate to multi-year tool commitments, and were $59.7 million at March 31, 2018.

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

12.    Stockholders' Equity

Share Repurchase Program
As of March 31, 2018, all of the Company's common stock authorized for repurchase under its October 2015 $200 million program was repurchased. Of this total, 3.4 million shares were purchased in fiscal year 2018 at a cost of $175.8 million, or an average cost of $51.86 per share. All of these shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of March 31, 2018. In January 2018, the Board of Directors authorized the repurchase of up to an additional $200 million of the Company’s common stock. No shares have been repurchased under the new plan as of March 31, 2018.
Preferred Stock
We have 5.0 million shares of Preferred Stock authorized. As of March 31, 2018, we have not issued any of the authorized shares.

13.    Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss is comprised of foreign currency translation adjustments, unrealized gains and losses on investments classified as available-for-sale, and actuarial gains and losses on our defined benefit pension plan assets.
The following table summarizes the changes in the components of accumulated other comprehensive loss, net of tax (in thousands):

	Foreign Currency	Unrealized Gains (Losses) on Securities	Actuarial Gains (Losses) on Defined Benefit Pension Plan	Total
Balance, March 26, 2016	$(476)	$(62)	$870	$332
Current period foreign exchange translation	(826)	—	—	(826)
Current period marketable securities activity	—	47	—	47
Current period actuarial gain/loss activity	—	—	(79)	(79)
Current period amortization of actuarial (gain) loss	—	—	(89)	(89)
Tax effect	—	(16)	58	42
Balance, March 25, 2017	(1,302)	(31)	760	(573)
Current period foreign exchange translation	2,791	—	—	2,791
Current period marketable securities activity	—	(2,380)	—	(2,380)
Current period actuarial gain/loss activity	—	—	(14,729)	(14,729)
Current period amortization of actuarial (gain) loss	—	—	—	—
Tax effect	—	750	2,780	3,530
Balance, March 31, 2018	$1,489	$(1,661)	$(11,189)	$(11,361)

14.    Income Taxes

Income before income taxes consisted of (in thousands):

	Fiscal Years Ended
	March 31, 2018	March 25, 2017	March 26, 2016
U.S.	$91,220	$137,654	$108,133
Non-U.S.	173,879	177,393	67,856
	$265,099	$315,047	$175,989

The provision (benefit) for income taxes consists of (in thousands):

	Fiscal Years Ended
	March 31, 2018	March 25, 2017	March 26, 2016
Current:
U.S.	$66,082	$28,940	$28,313
Non-U.S.	21,812	7,234	703
Total current tax provision	$87,894	$36,174	$29,016
Deferred:
U.S.	19,309	2,576	18,242
Non-U.S.	(4,099)	15,088	5,101
Total deferred tax provision	15,210	17,664	23,343
Total tax provision	$103,104	$53,838	$52,359

The effective income tax rates differ from the rates computed by applying the statutory federal rate to pretax income as follows (in percentages):

	Fiscal Years Ended
	March 31, 2018	March 25, 2017	March 26, 2016
U.S. federal statutory rate	31.6	35.0	35.0
Foreign income taxed at different rates	(8.9)	(8.6)	(0.6)
Transition tax on deferred foreign income	20.3	—	—
Remeasurement of U.S. deferred tax balance	2.3	—	—
Research and development tax credits	(2.5)	(1.8)	(5.6)
Stock based compensation	(4.5)	(7.3)	—
Other	0.6	(0.2)	1.0
Effective tax rate	38.9	17.1	29.8
The Tax Cuts and Jobs Act (the "Tax Act") was enacted on December 22, 2017. The Tax Act reduces the US federal corporate tax rate from 35% to 21% as of January 1, 2018, resulting in a blended U.S. federal statutory rate of 31.6% for fiscal year 2018. The Tax Act restricts the deductibility of certain business expenses, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax-deferred and creates new taxes on certain foreign sourced earnings, among other provisions. As of March 31, 2018, we have not completed our accounting for the income tax effects of the Tax Act. We have made a reasonable estimate of the one-time transition tax liability and the remeasurement of our existing deferred tax balances. We recognized a provisional amount of $60.1 million which is included as a discrete component of income tax expense. We will continue to refine our calculations as additional analysis is completed. Our estimates may also be affected as we gain a more thorough understanding of the tax law.
Provisional Amounts
We remeasured certain deferred tax assets and liabilities based on the rate at which they are expected to reverse in the future, which is generally 21%. The provisional amount recorded as a discrete component of income tax expense related to the remeasurement of our deferred tax balances was $6.1 million of tax expense. We are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts.
We recorded a provisional amount of $53.9 million for the one-time transition tax liability as a discrete component of income tax expense. The one-time transition tax is based on our total post-1986 earnings and profits ("E&P") that were previously deferred from U.S. income taxes, and is based in part on the amount of those earnings held in cash and other specified assets. The amount may change when we finalize the calculation of E&P and finalize the amounts held in cash or other specified assets on the applicable measurement date.
As of March 31, 2018, unremitted earnings from our foreign subsidiaries that have been included in our computation of the transition tax are not expected to be indefinitely reinvested. No taxes have been accrued for foreign withholding and distribution taxes on these earnings as these amounts are not material. We have not provided additional income taxes for any other outside basis differences inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any other outside basis differences in these entities is not practicable at this time.
Significant components of our deferred tax assets and liabilities as of March 31, 2018 and March 25, 2017 are (in thousands):

	March 31, 2018	March 25, 2017
Deferred tax assets:
Accrued expenses and allowances	$5,793	$9,002
Net operating loss carryforwards	3,646	6,294
Research and development tax credit carryforwards	12,701	13,977
Stock based compensation	14,156	17,356
Other	2,402	9,141
Total deferred tax assets	$38,698	$55,770
Valuation allowance for deferred tax assets	(14,671)	(12,570)
Net deferred tax assets	$24,027	$43,200
Deferred tax liabilities:
Depreciation and amortization	$9,184	$13,837
Acquisition intangibles	13,427	16,301
Total deferred tax liabilities	$22,611	$30,138
Total net deferred tax assets	$1,416	$13,062
Deferred tax assets and liabilities are recorded for the estimated tax impact of temporary differences between the tax basis and book basis of assets and liabilities. A valuation allowance is established against a deferred tax asset when it is more likely than not that the deferred tax asset will not be realized. The valuation allowance increased by $2.1 million in fiscal year 2018 with no material impact to income tax expense. The Company continued to record a valuation allowance on various state net operating losses and tax credits due to the likelihood that they will expire or go unutilized because the Company does not expect to recognize sufficient income in the jurisdictions in which the tax attributes were created. Management believes that the Company’s results from future operations will generate sufficient taxable income in the appropriate jurisdictions and of the appropriate character such that it is more likely than not that the remaining deferred tax assets will be realized.
At March 31, 2018, the Company had gross federal net operating loss carryforwards of $9.7 million, all of which related to acquired companies and are, therefore, subject to certain limitations under Section 382 of the Internal Revenue Code. The federal net operating loss carryforwards expire in fiscal years 2019 through 2031.
At March 31, 2018, the Company had gross state net operating loss carryforwards of $35.8 million. The state net operating loss carryforwards expire in fiscal years 2019 through 2034. In addition, the Company had $12.7 million of state research and development tax credit carryforwards. Certain of these state tax credits will expire in fiscal years 2021 through 2033. The remaining state tax credit carryforwards do not expire.
The following table summarizes the changes in the unrecognized tax benefits (in thousands):

	March 31, 2018	March 25, 2017
Beginning balance	$30,858	$18,796
Additions based on tax positions related to the current year	26,602	12,127
Reductions based on tax positions related to the prior years	(2,296)	(65)
Ending balance	$55,164	$30,858
The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns. At March 31, 2018, the Company had gross unrecognized tax benefits of $55.2 million, all of which would impact the effective tax rate if recognized. During fiscal year 2018, the Company had gross increases of $26.6 million related to current year unrecognized tax benefits, as well as gross decreases of $2.3 million. The Company’s unrecognized tax benefits are classified as “Non-current income taxes” in the Consolidated Balance Sheet.
The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. During fiscal years 2018 and 2017 we recognized interest expense, net of tax, of approximately $0.8 million and $0.2 million, respectively.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Fiscal years 2015 through 2018 remain open to examination by the major taxing jurisdictions to which the Company is subject, although carry forward attributes that were generated in tax years prior to fiscal year 2015 may be adjusted upon examination by the tax authorities if they have been, or will be, used in a future period.  The Company's United Kingdom subsidiaries are currently under a limited scope tax audit for certain income tax matters related to fiscal year 2016. The

Company believes it has accrued adequate reserves related to the matters under examination. The Company is not under an income tax audit in any other major taxing jurisdiction.

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

	Fiscal Years Ended
	March 31, 2018	March 25, 2017	March 26, 2016
Portable Audio Products	$1,363,876	$1,373,848	$989,101
Non-Portable Audio and Other Products	168,310	165,092	180,150
	$1,532,186	$1,538,940	$1,169,251

Geographic Area
The following illustrates sales by geographic locations based on the sales office location (in thousands):

	Fiscal Years Ended
	March 31, 2018	March 25, 2017	March 26, 2016
United States	$33,732	$36,024	$73,889
European Union (excluding United Kingdom)	7,972	9,809	12,745
United Kingdom	7,823	5,741	5,687
China	1,264,000	1,249,325	823,843
Hong Kong	162,652	181,283	10,647
Japan	12,131	11,819	27,898
South Korea	1,711	2,403	193,388
Taiwan	13,224	14,426	9,249
Other Asia	17,996	16,585	8,657
Other non-U.S. countries	10,945	11,525	3,248
Total consolidated sales	$1,532,186	$1,538,940	$1,169,251
The following illustrates property, plant and equipment, net, by geographic locations, based on physical location (in thousands):

	Fiscal Years Ended
	March 31, 2018	March 25, 2017
United States	$134,648	$120,212
European Union (excluding United Kingdom)	717	793
United Kingdom	53,855	44,981
China	594	565
Hong Kong	3	5
Japan	115	243
South Korea	185	202
Taiwan	337	231
Other Asia	96	50
Other non-U.S. countries	604	857
Total consolidated property, plant and equipment, net	$191,154	$168,139

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
The unaudited quarterly statement of operations data for each quarter of fiscal years 2018 and 2017 were as follows (in thousands, except per share data):

	Fiscal Year 2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$320,735	$425,537	$482,741	$303,173
Gross profit	161,716	211,282	235,088	152,630
Net income	42,912	73,300	33,779	12,004
Basic income per share	$0.67	$1.16	$0.53	$0.19
Diluted income per share	0.64	1.10	0.52	0.19

	Fiscal Year 2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$259,428	$428,619	$523,029	$327,864
Gross profit	126,685	211,699	255,152	164,279
Net income	18,071	86,039	122,041	35,058
Basic income per share	$0.29	$1.37	$1.91	$0.55
Diluted income per share	0.27	1.30	1.83	0.52

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(e) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer (CEO) and chief financial officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were effective as of March 31, 2018.
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
Based on its assessment of internal control over financial reporting, management has concluded that our internal control over financial reporting was effective as of March 31, 2018, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting as of March 31, 2018, included in Item 8 of this report.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART III
ITEM 10.   Directors, Executive Officers and Corporate Governance
The information set forth in the proxy statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on August 3, 2018 (the “Proxy Statement”) under the headings Corporate Governance — Board Meetings and Committees, Corporate Governance — Audit Committee, Proposals to be Voted on — Proposal No. 1 — Election of Directors is incorporated herein by reference.
ITEM 11.   Executive Compensation
The information set forth in the Proxy Statement under the headings Director Compensation Arrangements, Compensation Discussion and Analysis, Compensation Committee Report, and Proposals to be Voted on — Proposal No. 3 — Advisory Vote to Approve Executive Compensation and Proposal No. 4 — Approval of the Company's 2018 Long Term Incentive Plan are incorporated herein by reference.
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
PART IV
ITEM 15.   Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.	Consolidated Financial Statements

▪	Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm.

▪	Consolidated Balance Sheets as of March 31, 2018 and March 25, 2017.

▪	Consolidated Statements of Income for the fiscal years ended March 31, 2018, March 25, 2017, and March 26, 2016.

▪	Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2018, March 25, 2017, and March 26, 2016.

▪	Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2018, March 25, 2017, and March 26, 2016.

▪	Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 31, 2018, March 25, 2017, and March 26, 2016.

▪	Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules
All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

3.	Exhibits
The following exhibits are files as part of or incorporated by reference into this Annual Report on Form 10-K.

Number	Description
2.1	Cooperation Agreement dated April 29, 2014 between the Company and Wolfson Microelectronics plc. (1)
3.1	Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (2)
3.2	Amended and Restated Bylaws of Registrant. (3)
10.1+	Cirrus Logic, Inc. 2006 Stock Incentive Plan, amended and restated as of May 26, 2015. (7)
10.2+	Form of Stock Option Agreement for options granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (4)
10.3+	Form of Stock Option Agreement for options for U.K. Employees under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (12)
10.4+	Form of Notice of Grant of Stock Option for options granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (4)
10.5+	Form of Stock Option Agreement for Outside Directors under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (6)
10.6+	Form of Restricted Stock Unit Agreement for U.S. Employees under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (5)
10.7+	Form of Restricted Stock Unit Agreement for U.K. Employees under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (10)
10.8+	Form of Notice of Grant of Restricted Stock Units granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (5)
10.9+	Form of Performance Award Agreement for U.S. Employees under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (9)
10.10+	Form of Notice of Performance Award Agreement for U.S. Employees under the Cirrus Logic Inc. 2006 Stock Incentive Plan (10)
10.11+	Form of Performance Award Agreement for U.K. Employees under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (12)
10.12+*	Executive Severance and Change of Control Plan, effective as of October 1, 2007, as amended and restated on April 1, 2018.
10.13+	2007 Management and Key Individual Contributor Incentive Plan, as amended on May 20, 2016. (12)
10.14	Credit Agreement dated April 29, 2014 among the Company, Wells Fargo Bank and National Association, as Administrative Agent and Lender. (1)
10.15	Credit Agreement dated August 29, 2014 among Registrant, Wells Fargo Bank and National Association, as Administrative Agent and Initial Issuing Lender. (8)
10.16	First Amendment to Credit Agreement among Cirrus Logic, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as Lender and Administrative Agent. (11)
10.17
Amended and Restated Credit Agreement among the Company, Wells Fargo Bank, National Association, as Administrative Agent and Initial Issuing Lender, and Bank of America, N.A., as Syndication Agent. (13)

14.1	Code of Conduct, dated March 24, 2015. (10)
21.1*	List of Subsidiaries.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see signature page).
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

+ Indicates a management contract or compensatory plan or arrangement.
* Filed with this Form 10-K.

(1)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on April 29, 2014 (Registration No. 000-17795).
(2)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the SEC on June 22, 2001 (Registration No. 000-17795).
(3)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on September 20, 2013.
(4)	Incorporated by reference from Registration’s Statement on Form S-8 filed with the SEC on August 1, 2006 (Registration No. 000-17795).
(5)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on October 7, 2010.
(6)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on August 1, 2007.
(7)	Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on June 2, 2015.
(8)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on September 3, 2014.
(9)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on September 22, 2014.
(10)	Incorporated by reference from Registrant’s Report on Form 10-K filed with the SEC on May 27, 2015 (Registration No. 000-17795).
(11)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on June 26, 2015.
(12)	Incorporated by reference from Registrant’s Report on Form 10-K filed with the SEC on May 25, 2016 (Registration No. 000-17795).
(13)	Incorporated by reference from Registrant’s Report on Form 8-K with the SEC on July 15, 2016 (Registration No. 000-17795).

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

CIRRUS LOGIC, INC.

By:	/S/ THURMAN K. CASE
Thurman K. Case
Vice President, Chief Financial Officer and Chief Accounting Officer
May 30, 2018
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
Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities and on the dates indicated have signed this report below:

Signature	Title	Date

/s/ JASON P. RHODE	President and Chief Executive Officer	May 30, 2018
Jason P. Rhode

/S/ THURMAN K. CASE	Vice President, Chief Financial Officer and Chief Accounting Officer	May 30, 2018
Thurman K. Case

/S/ JOHN C. CARTER	Director	May 30, 2018
John C. Carter

/S/ ALEX DAVERN	Director	May 30, 2018
Alex Davern

/S/ TIMOTHY R. DEHNE	Director	May 30, 2018
Timothy R. Dehne

/S/ CHRISTINE KING	Director	May 30, 2018
Christine King

/S/ ALAN R. SCHUELE	Director	May 30, 2018
Alan R. Schuele

/S/ WILLIAM D. SHERMAN	Director	May 30, 2018
William D. Sherman

/S/ DAVID J. TUPMAN	Director	May 30, 2018
David J. Tupman