Form 10-Q
period 2018-06-30
CIRRUS LOGIC INC
filed 2018-08-01
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐    NO ☑
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of July 27, 2018 was 61,021,170.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED JUNE 30, 2018
TABLE OF CONTENTS
໿
໿
໿

Part I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	June 30,	March 31,
	2018	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$186,459	$235,604
Marketable securities	39,877	26,397
Accounts receivable, net	126,604	100,801
Inventories	173,063	205,760
Prepaid assets	30,502	31,235
Other current assets	18,616	13,877
Total current assets	575,121	613,674

Long-term marketable securities	159,334	172,499
Property and equipment, net	195,804	191,154
Intangibles, net	99,366	111,547
Goodwill	287,042	288,718
Deferred tax assets	15,985	14,716
Other assets	34,151	37,809
Total assets	$1,366,803	$1,430,117

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$53,655	$69,850
Accrued salaries and benefits	22,924	35,721
Software license agreements	22,775	21,981
Other accrued liabilities	19,290	12,657
Total current liabilities	118,644	140,209

Long-term liabilities:
Software license agreements	18,650	27,765
Non-current income taxes	94,612	92,753
Other long-term liabilities	7,801	7,662
Total long-term liabilities	121,063	128,180

Stockholders' equity:
Capital stock	1,325,287	1,312,434
Accumulated deficit	(184,673)	(139,345)
Accumulated other comprehensive loss	(13,518)	(11,361)
Total stockholders' equity	1,127,096	1,161,728
Total liabilities and stockholders' equity	$1,366,803	$1,430,117

The accompanying notes are an integral part of these consolidated condensed financial statements.
໿

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended
	June 30,	June 24,
	2018	2017
Net sales	$254,483	$320,735
Cost of sales	129,924	159,019
Gross profit	124,559	161,716
Operating expenses
Research and development	97,932	83,557
Selling, general and administrative	32,784	30,859
Total operating expenses	130,716	114,416
Income (loss) from operations	(6,157)	47,300
Interest income	1,706	929
Interest expense	(259)	(335)
Other income (expense)	210	(19)
Income (loss) before income taxes	(4,500)	47,875
Provision (benefit) for income taxes	(228)	4,963
Net income (loss)	(4,272)	42,912

Basic earnings (loss) per share	$(0.07)	$0.67
Diluted earnings (loss) per share	$(0.07)	$0.64
Basic weighted average common shares outstanding	61,462	64,097
Diluted weighted average common shares outstanding	61,462	67,160

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands; unaudited)

	Three Months Ended
	June 30,	June 24,
	2018	2017
Net income (loss)	$(4,272)	$42,912
Other comprehensive income (loss), before tax
Foreign currency translation gain (loss)	(2,190)	290
Unrealized gain on marketable securities	41	34
Actuarial gain on pension plan	—	792
Provision for income taxes	(8)	(150)
Comprehensive income (loss)	$(6,429)	$43,878

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three Months Ended
	June 30,	June 24,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(4,272)	$42,912
Adjustments to reconcile net income (loss) to net cash generated (used) by operating activities:
Depreciation and amortization	22,639	19,596
Stock compensation expense	12,794	11,403
Deferred income taxes	(371)	435
Loss on retirement or write-off of long-lived assets	314	152
Charges for defined benefit pension plan	—	658
Other non-cash adjustments	107	(3,940)
Net change in operating assets and liabilities:
Accounts receivable, net	(20,264)	(42,463)
Inventories	32,306	(34,534)
Other assets	(3,361)	(941)
Accounts payable and other accrued liabilities	(31,185)	194
Income taxes payable	(4,018)	2,712
Net cash generated (used) by operating activities	4,689	(3,816)

Cash flows from investing activities:
Maturities and sales of available-for-sale marketable securities	17,655	102,275
Purchases of available-for-sale marketable securities	(17,937)	(148,674)
Purchases of property, equipment and software	(10,827)	(10,749)
Investments in technology	(1,728)	(20,762)
Net cash used in investing activities	(12,837)	(77,910)

Cash flows from financing activities:
Principal payments on long-term revolver	—	(60,000)
Issuance of common stock, net of shares withheld for taxes	60	1,889
Repurchase of stock to satisfy employee tax withholding obligations	(1,057)	(1,861)
Repurchase and retirement of common stock	(40,000)	(45,550)
Net cash used in financing activities	(40,997)	(105,522)

Net decrease in cash and cash equivalents	(49,145)	(187,248)

Cash and cash equivalents at beginning of period	235,604	351,166
Cash and cash equivalents at end of period	$186,459	$163,918

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation

The consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. (“Cirrus Logic,” “we,” “us,” “our,” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  The accompanying unaudited consolidated condensed financial statements do not include complete footnotes and financial presentations.  As a result, these financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended March 31, 2018, included in our Annual Report on Form 10-K filed with the Commission on May 30, 2018.  In our opinion, the financial statements reflect all material adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented.  The preparation of financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities.  Actual results could differ from those estimates and assumptions.  Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.  Additionally, certain prior period amounts have been reclassified to conform to current year presentation, with no impact to earnings.

2. Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606).  The purpose of this ASU is to converge revenue recognition requirements per U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date after public comment supported a proposal to delay the effective date of this ASU to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  The Company completed the process of reviewing our customers’ contracts in respect of performance obligation identification and satisfaction, pricing, warranties, and return rights, among other considerations, in the first quarter of fiscal year 2019. According to the standard, the Company may adopt by full retrospective method, which applies retrospectively to each prior period presented, or by modified retrospective method with the cumulative effect adjustment recognized in beginning retained earnings as of the date of adoption. The Company adopted this standard using the modified retrospective adoption method in the first quarter of fiscal year 2019 with no income statement impact, and therefore no beginning retained earnings impact. See Note 8 - Revenues for additional details.

The effects of the changes made to our balance sheet at adoption were as follows (in thousands):

	Balance at March 31, 2018	Impact from ASU 2014-09 Adoption	Balance at April 1, 2018
Financial statement line item:
Accounts receivable	$100,801	$5,539	$106,340
Inventories	205,760	(391)	205,369
Other current assets	13,877	391	14,268
Other accrued liabilities	$(12,657)	$(5,539)	$(18,196)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The FASB issued this update to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key leasing arrangement details.  Lessees would recognize operating leases on the balance sheet under this ASU — with the future lease payments recognized as a liability, measured at present value, and the right-of-use asset recognized for the lease term. A single lease cost would be recognized over the lease term.  For terms less than twelve months, a lessee would be permitted to make an accounting policy election to recognize lease expense for such leases generally on a straight-line basis over the lease term.  This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  The modified retrospective approach is the only allowed adoption method. We currently expect that most of our operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon adoption, which will materially increase our total assets and total liabilities that we report relative to such amounts prior to adoption of this ASU.

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

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.     This ASU requires an employer to disaggregate the service cost component from the other components of net benefit cost. It also provides guidance on income statement presentation for service cost and other components of net benefit cost. This ASU is effective for annual periods beginning after December 15, 2017, including interim periods. The Company adopted this ASU in the first quarter of fiscal year 2019. The expected impact of adoption is discussed in Note 9, to be recorded upon the buy-out settlement of the defined benefit pension plan.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU applies to any company that changes the terms or conditions of a share-based award, considered a modification. Modification accounting would be applied unless certain conditions were met related to the fair value of the award, the vesting conditions and the classification of the modified award. This ASU is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The standard should be applied prospectively to an award modified on or after the adoption date. The Company adopted this ASU in the first quarter of fiscal year 2019 with no financial statement impact as no awards were modified in the current period.

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees and will apply to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted. The Company is currently evaluating the impact of this ASU, but does not expect a material impact to the financial statements.

3. Marketable Securities

The Company’s investments that have original maturities greater than 90 days have been classified as available-for-sale securities in accordance with U.S. GAAP.  Marketable securities are categorized on the consolidated condensed balance sheet as short- and long-term marketable securities, as appropriate.

The following table is a summary of available-for-sale securities at June 30, 2018 (in thousands):

As of June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$187,446	$12	$(2,259)	$185,199
Non-US government securities	13,693	—	(137)	13,556
Agency discount notes	460	—	(4)	456
Total securities	$201,599	$12	$(2,400)	$199,211

The Company typically invests in highly-rated securities with original maturities generally ranging from one to three years. The Company's specifically identified gross unrealized loss of $2.4 million related to securities with total amortized cost of approximately $193.5 million at June 30, 2018.  Fifteen securities, representing less than 3% of the portfolio's total amortized cost, have been in a continuous unrealized loss position for more than 12 months as of June 30, 2018. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  When evaluating an investment for other-than-temporary impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of June 30, 2018, the Company does not consider any of its investments to be other-than-temporarily impaired.

The following table is a summary of available-for-sale securities at March 31, 2018 (in thousands):
໿
໿

As of March 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$185,636	$4	$(2,318)	$183,322
Non-US government securities	14,730	—	(111)	14,619
Certificates of deposit	500	—	—	500
Agency discount notes	459	—	(4)	455
Total securities	$201,325	$4	$(2,433)	$198,896

The Company’s specifically identified gross unrealized losses of $2.4 million related to securities with total amortized cost of approximately $198.2 million at March 31, 2018. No securities had been in a continuous loss position for more than 12 months as of March 31, 2018.  The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  When evaluating an investment for other-than-temporary impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of March 31, 2018, the Company did not consider any of its investments to be other-than-temporarily impaired.

The cost and estimated fair value of available-for-sale securities by contractual maturities were as follows (in thousands):
໿

	June 30, 2018		March 31, 2018
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$40,152	$39,877	$26,560	$26,397
After 1 year	161,447	159,334	174,765	172,499
Total	$201,599	$199,211	$201,325	$198,896

໿
໿

4. Fair Value of Financial Instruments

The Company has determined that the only assets and liabilities in the Company’s financial statements that are required to be measured at fair value on a recurring basis are the Company’s cash equivalents, investment portfolio and pension plan assets / liabilities.  The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

The Company’s cash equivalents and investment portfolio assets consist of debt securities, money market funds, non-U.S. government securities, securities of U.S. government-sponsored enterprises, and certificates of deposit and are reflected on our consolidated condensed balance sheets under the headings cash and cash equivalents, marketable securities, and long-term marketable securities.  The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party pricing providers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.

As of June 30, 2018 and March 31, 2018, the Company classified all investment portfolio and pension plan assets and liabilities as Level 1 or Level 2 assets and liabilities.  The Company has no Level 3 assets.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three months ending June 30, 2018.

The following summarizes the fair value of our financial instruments at June 30, 2018, exclusive of pension plan assets and liabilities (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$151,017	$—	$—	$151,017

Available-for-sale securities
Corporate debt securities	$—	$185,199	$—	$185,199
Non-US government securities	—	13,556	—	13,556
Agency discount notes	—	456	—	456
	$—	$199,211	$—	$199,211

໿
The following summarizes the fair value of our financial instruments at March 31, 2018, exclusive of pension plan assets and liabilities (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$211,891	$—	$—	$211,891

Available-for-sale securities
Corporate debt securities	$—	$183,322	$—	$183,322
Non-US government securities	—	14,619	—	14,619
Certificates of deposit	—	500	—	500
Agency discount notes	—	455	—	455
	$—	$198,896	$—	$198,896
໿

5. Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	June 30,	March 31,
	2018	2018
Gross accounts receivable	$126,807	$101,004
Allowance for doubtful accounts	(203)	(203)
Accounts receivable, net	$126,604	$100,801

6. Inventories

Inventories are comprised of the following (in thousands):

	June 30,	March 31,
	2018	2018
Work in process	$85,858	$97,138
Finished goods	87,205	108,622
	$173,063	$205,760

໿

໿

໿
7. Revolving Credit Facility

On July 12, 2016, Cirrus Logic entered into an amended and restated credit agreement (the “ Credit Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto, for the purpose of refinancing an existing credit facility and providing ongoing working capital. The Credit Agreement provides for a $300 million senior secured revolving credit facility (the “Credit Facility”). The Credit Facility matures on July 12, 2021. The Credit Facility is required to be guaranteed by all of Cirrus Logic’s material domestic subsidiaries (the “Subsidiary Guarantors”). The Credit Facility is secured by substantially all of the assets of Cirrus Logic and any Subsidiary Guarantors, except for certain excluded assets.

Borrowings under the Credit Facility may, at our election, bear interest at either (a) a base rate plus the applicable margin (“Base Rate Loans”) or (b) a LIBOR rate plus the applicable margin (“LIBOR Rate Loans”).  The applicable margin ranges from 0% to 0.50% per annum for Base Rate Loans and 1.25% to 2.00% per annum for LIBOR Rate Loans based on the Leverage Ratio (as defined below).  A commitment fee accrues at a rate per annum ranging from 0.20% to 0.30% (based on the Leverage Ratio) on the average daily unused portion of the commitment of the lenders.  The Credit Agreement contains certain financial covenants providing that (a) the ratio of consolidated funded indebtedness to consolidated EBITDA for the prior four fiscal quarters must not be greater than 3.00 to 1.00 (the “Leverage Ratio”) and (b) the ratio of consolidated EBITDA for the prior four consecutive fiscal quarters to consolidated fixed charges (including amounts paid in cash for consolidated interest expenses, capital expenditures, scheduled principal payments of indebtedness, and income taxes) for the prior four consecutive fiscal quarters must not be less than 1.25 to 1.00 as of the end of each fiscal quarter.  The Credit Agreement also contains negative covenants limiting the Company’s or any Subsidiary’s ability to, among other things, incur debt, grant liens, make investments, effect certain fundamental changes, make certain asset dispositions, and make certain restricted payments.

As of June 30, 2018, the Company had no amounts outstanding under the Credit Facility and was in compliance with all covenants under the Credit Agreement.

8. Revenues

Disaggregation of revenue

We disaggregate revenue from contracts with customers based on the ship to location of the customer. The geographic regions that are reviewed are the United States and countries outside of the United States (primarily located in Asia).

Total net sales based on the disaggregation criteria described above are as follows:

	Three Months Ended
	June 30,	June 24,
	2018	2017
Non-United States	$246,076	$312,887
United States	8,407	7,848
	$254,483	$320,735

Performance obligations

The Company's single performance obligation is delivering the promised goods to the customer. Performance obligations are satisfied upon transfer of product control to the customer, as defined per the shipping terms within the customer's contract. As allowed by ASC 606, disclosure of the value of unsatisfied performance obligations for contracts with an original expected length of one year or less is not required. This term exists in the vast majority of the Company's contracts.
As of June 30, 2018, the Company had no unsatisfied performance obligations.

The Company’s products primarily include a standard one-year warranty. Warranties qualify as assurance-type warranties, as goods can be returned for product non-conformance and defect only. As such, they are not considered a separate performance obligation.

Contract balances

The Company's standard terms do not include significant financing components or noncash consideration. There have been no material impairment losses on accounts receivable. There are no material contract assets or contract liabilities recorded on the consolidated condensed balance sheets.

Transaction price

Pricing is established and agreed upon by the customer prior to an order being placed. Variable pricing currently includes rebates, rights of returns, warranties, price protection and stock rotation. Rebates are granted as a customer account credit, based on agreed-upon sales thresholds. Rights of return and warranty costs are estimated using the "most likely amount" method by reviewing historical returns to determine the most likely customer return rate and applying materiality thresholds. Price protection includes price adjustments available to certain distributors based upon established book price and a stated adjustment period. Stock rotation is also available to certain distributors based on a stated maximum of prior billings.

9. Pension Plan

As a result of our acquisition of Wolfson in fiscal year 2015, the Company has a defined benefit pension scheme (the “Scheme”), for some individuals in the United Kingdom.  The participants in the Scheme no longer accrue benefits and therefore the Company will not be required to make contributions in respect of future accruals.
During fiscal year 2018, the Company authorized the termination of the Scheme under which 60 participants had accrued benefits. On March 16, 2018, the Scheme completed a buy-in transaction whereby the assets of the Scheme, together with a final contribution from the Company of $11.0 million, were invested in a bulk purchase annuity contract that fully insured the benefits payable to the members of the Scheme at that time. As the buy-in transaction resulted in the defined benefit obligations being fully insured, the Company expects no further material contributions.
The bulk purchase annuity contract is structured to enable the Scheme to move to full buy-out (following which the insurance company would become directly responsible for the pension payments) and the intention is to proceed on this basis. When the buy-out is complete, a settlement loss will be recognized within other non-operating expense and will include any unamortized loss recorded within Other Comprehensive Income, which is approximately $11.2 million at June 30, 2018.

10. Income Taxes
໿
Our provision (benefit) for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision (benefit) for income taxes (in thousands) and the effective tax rates:

	Three Months Ended
	June 30,	June 24,
	2018	2017
Income (loss) before income taxes	$(4,500)	$47,875
Provision (benefit) for income taxes	$(228)	$4,963
Effective tax rate	5.1%	10.4%
Our income tax benefit for the first quarter of fiscal year 2019 was $0.2 million compared to $5.0 million in income tax expense for the first quarter of fiscal year 2018, resulting in effective tax rates of 5.1% and 10.4% for the first quarter of fiscal year 2019 and 2018, respectively.  Our effective tax rate for the first quarter of fiscal year 2019 was lower than the federal statutory rate primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate and the U.S. federal research and development tax credit. Our effective tax rate for the first quarter of fiscal year 2018 was lower than the federal statutory rate primarily due to income earned in certain foreign jurisdictions taxed below the federal statutory rate, excess tax benefits from stock-based compensation, and the release of prior year unrecognized tax benefits that were determined to be effectively settled in the first quarter of fiscal year 2018.

The Tax Act was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate income tax rate from 35.0% to 21.0%, restricts the deductibility of certain business expenses, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax-deferred and creates new taxes on certain foreign sourced earnings, among other provisions. We are applying the guidance in SEC Staff Accounting Bulletin No. 118 when accounting for the enactment-date effects of the Tax Act.
At June 30, 2018, we have not completed our accounting for the income tax effects of the Tax Act. We have made a reasonable estimate of the income tax effects on our existing deferred tax balances and the one-time transition tax. During the first quarter of fiscal year 2019, we did not recognize adjustments to provisional amounts recorded at March 31, 2018. We are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of deferred tax balances or give rise to new deferred tax amounts. In addition, we have not yet finalized the calculation of foreign earnings & profits ("E&P") and the amounts held in cash or other specified assets on the applicable measurement date. We will continue to make and refine calculations as additional analysis is completed.
Under a provision commonly known as global intangible low taxed income ("GILTI"), the Tax Act subjects a U.S. shareholder to current tax on certain earnings of foreign subsidiaries. Under US GAAP, an accounting policy election can be made to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years, or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet made an accounting policy election. At June 30, 2018, because we are still evaluating the GILTI provisions, we have included GILTI related to current-year operations only in our estimated annual effective tax rate and have not provided additional GILTI on deferred items.
The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns.  At June 30, 2018, the Company had unrecognized tax benefits of $55.8 million, all of which would impact the effective tax rate if recognized.  The Company recorded gross increases to its current year unrecognized tax benefits of $0.7 million for the first quarter of fiscal year 2019. The Company’s total unrecognized tax benefits are classified as “Non-current income taxes" in the consolidated condensed balance sheets.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.  As of June 30, 2018, the balance of accrued interest and penalties, net of tax, was $1.3 million.

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

໿
11. Net Income (Loss) Per Share

Basic net income (loss) per share is based on the weighted effect of common shares issued and outstanding and is calculated by dividing net income (loss) by the basic weighted average shares outstanding during the period.  Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic net income per share calculation, plus the equivalent number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding.  These potentially dilutive items consist primarily of outstanding stock options.

The following table details the calculation of basic and diluted earnings (loss) per share for the three months ended June 30, 2018 and June 24, 2017 (in thousands, except per share amounts):
໿

	Three Months Ended
	June 30,	June 24,
	2018	2017
Numerator:
Net income (loss)	$(4,272)	$42,912
Denominator:
Weighted average shares outstanding	61,462	64,097
Effect of dilutive securities	—	3,063
Weighted average diluted shares	61,462	67,160
Basic earnings (loss) per share	$(0.07)	$0.67
Diluted earnings (loss) per share	$(0.07)	$0.64

All potential shares of common stock are anti-dilutive in periods of net loss, and therefore excluded for the three months ended June 30, 2018. The weighted outstanding shares excluded from our diluted calculation for the three months ended June 24, 2017 were 218 thousand, as the shares were anti-dilutive.

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

13. Stockholders’ Equity

Common Stock

The Company issued a net 0.1 million and 0.2 million shares of common stock during the three months ending June 30, 2018 and June 24, 2017, respectively, primarily pursuant to the Company's 2006 Stock Incentive Plan.

Share Repurchase Program

Since inception, $40.0 million of the Company’s common stock has been repurchased under the Company’s 2018 $200 million share repurchase program, all in the first quarter of fiscal year 2019, leaving $160.0 million available for repurchase under this plan as of June 30, 2018.  During the three months ended June 30, 2018, the Company repurchased 1.0 million shares of its common stock, for $40.0 million, at an average cost of $38.87 per share.  All of these shares were repurchased in the open market and were funded from existing cash.  All shares of our common stock that were repurchased were retired as of June 30, 2018.

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
Revenues from our product lines are as follows (in thousands):

	Three Months Ended
	June 30,	June 24,
	2018	2017
Portable Audio Products	$212,260	$280,688
Non-Portable Audio and Other Products	42,223	40,047
	$254,483	$320,735

15. Subsequent Event

On July 24, 2018, the U.S. Court of Appeals for the Ninth Circuit reversed the decision of the U.S. Tax Court in Altera Corp. v. Commissioner related to the treatment of stock based compensation in an intercompany cost sharing arrangement.  We are currently evaluating the impact of this decision. The effect this decision may have on our financial statements, if any, could be material.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read along with the unaudited consolidated condensed financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 31, 2018, contained in our fiscal year 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on May 30, 2018.  We maintain a website at investor.cirrus.com, which makes available free of charge our most recent annual report and all other filings we have made with the Commission.

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Item 1A – Risk Factors” in our 2018 Annual Report on Form 10-K filed with the Commission on May 30, 2018, and in Part II, Item 1A “Risk Factors” within this quarterly report on Form 10-Q.  Readers should carefully review these risk factors, as well as those identified in other documents filed by us with the Commission.

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

The Company adopted ASU 2014-09 as of April 1, 2018. The impact of this new guidance on our accounting policies and operating results is described below as well as in Note 2 - Recently Issued Accounting Pronouncements and Note 8 - Revenues. During the three months ended June 30, 2018, there have been no other significant changes in our “Critical Accounting Policies” included in our fiscal year 2018 Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606).  The purpose of this ASU is to converge revenue recognition requirements per U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date after public comment supported a proposal to delay the effective date of this ASU to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  The Company completed the process of reviewing our customers’ contracts in respect of performance obligation identification and satisfaction, pricing, warranties, and return rights, among other considerations and adopted the standard in the first quarter of fiscal year 2019. The standard may be adopted by full retrospective method, which applies retrospectively to each prior period presented, or by modified retrospective method with the cumulative effect adjustment recognized in beginning retained earnings as of the date of adoption. The Company adopted this standard using the modified retrospective adoption method in the first quarter of fiscal year 2019 with no income statement impact, and therefore no beginning retained earnings impact. See additional information relating to the adoption of this standard in Note 2 and Note 8.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The FASB issued this update to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key leasing arrangement details.  Lessees would recognize operating leases on the balance sheet under this ASU — with the future lease payments recognized as a liability, measured at present value, and the right-of-use asset recognized for the lease term. A single lease cost would be recognized over the lease term.  For terms less than twelve months, a lessee would be permitted to make an accounting policy election to recognize lease expense for such leases generally on a straight-line basis over the lease term.  This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  The modified retrospective approach is the only allowed adoption method. We currently expect that most of our operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon adoption, which will materially increase the total assets and total liabilities that we report relative to such amounts prior to adoption of this ASU.

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

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.     This ASU requires an employer to disaggregate the service cost component from the other components of net benefit cost. It also provides guidance on income statement presentation for service cost and other components of net benefit cost. This ASU is effective for annual periods beginning after December 15, 2017, including interim periods. The Company adopted this ASU in the first quarter of fiscal year 2019. The expected impact of adoption is discussed in Note 9, to be recorded upon the buy-out settlement of the defined benefit pension plan.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU applies to any company that changes the terms or conditions of a share-based award, considered a modification. Modification accounting would be applied unless certain conditions were met related to the fair value of the award, the vesting conditions and the classification of the modified award. This ASU is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The standard should be applied prospectively to an award modified on or after the adoption date. The Company adopted this ASU in the first quarter of fiscal year 2019 with no financial statement impact as no awards were modified in the current period.

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees and will apply to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted. The Company is currently evaluating the impact of this ASU, but does not expect a material impact to the financial statements.

Results of Operations
Our fiscal year is the 52- or 53-week period ending on the last Saturday in March. Fiscal year 2018 included 53 weeks, with the extra week included in the third quarter. Fiscal year 2019 is a 52-week fiscal year.

The following table summarizes the results of our operations for the first three months of fiscal years 2019 and 2018, respectively, as a percentage of net sales.  All percentage amounts were calculated using the underlying data in thousands, unaudited:
໿

	Three Months Ended
	June 30,	June 24,
	2018	2017
Net sales	100%	100%
Gross margin	49%	50%
Research and development	38%	26%
Selling, general and administrative	13%	9%
Income (loss) from operations	(2)%	15%
Interest income	0%	0%
Interest expense	0%	0%
Other expense	0%	0%
Income (loss) before income taxes	(2)%	15%
Provision (benefit) for income taxes	—%	2%
Net income (loss)	(2)%	13%

໿
Net Sales

Net sales for the first quarter of fiscal year 2019 decreased $66.2 million, or 21 percent, to $254.5 million from $320.7 million in the first quarter of fiscal year 2018.  Net sales from our portable audio products decreased $68.4 million, primarily due to continued weakness in demand for portable audio products targeting the smartphone market and, to a lessor extent, the previously disclosed sale of certain lower average selling price ("ASP") components. Non-portable audio and other product sales increased $2.2 million for the quarter versus the comparable period in the prior fiscal year.

Sales to non-U.S. customers, principally located in Asia, including sales to U.S.-based end customers that manufacture products through contract manufacturers or plants located overseas, were approximately 97 percent and 98 percent of net sales for the first quarter of fiscal year 2019 and 2018, respectively.  Our sales are denominated primarily in U.S. dollars.  No foreign currency hedging contracts were entered into in the first three months of fiscal year 2019 or 2018.

Since the components we produce are largely proprietary, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may purchase our products directly from us, through distributors or third-party manufacturers contracted to produce their designs.  For the first quarter of fiscal years 2019 and 2018, our ten largest end customers represented approximately 89 percent and 91 percent of our net sales, respectively.

We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 76 percent of the Company’s total net sales for each of the first quarters of fiscal years 2019 and 2018, respectively.

No other end customer or distributor represented more than 10 percent of net sales for the quarter ending June 30, 2018 and June 24, 2017.

For more information, please see Part II—Item 1A—Risk Factors— “We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.”

Gross Margin

Gross margin was 48.9 percent in the first quarter of fiscal year 2019, down from 50.4 percent in the first quarter of fiscal year 2018. The decrease was primarily driven by higher reserve expense and lower production volumes in the current fiscal quarter.

Research and Development Expense

Research and development expense for the first quarter of fiscal year 2019 was $97.9 million, an increase of $14.3 million, or 17 percent, from $83.6 million in the first quarter of fiscal year 2018.  The primary drivers for this increase were the absence of the first quarter fiscal year 2018 release of contingent consideration related to a prior acquisition, salary and employee-related expenses, including facilities-related costs, following an 11 percent increase in headcount, higher product development costs and increased amortization of acquisition-related intangibles.

Selling, General and Administrative Expense

Selling, general and administrative expense for the first quarter of fiscal year 2019 was $32.8 million, an increase of $1.9 million, or 6 percent, from $30.9 million in the first quarter of fiscal year 2018, primarily due to increased facilities-related expenses and outside professional expenses from first quarter fiscal year 2018 to first quarter fiscal year 2019.

Interest Income
The Company reported interest income of $1.7 million for the three months ended June 30, 2018, and $0.9 million for the three months ended June 24, 2017. Interest income increased in the current quarter due to higher average cash, cash equivalents and marketable securities balances compared to the prior period.

Interest Expense
The Company reported interest expense of $0.3 million for the three months ended June 30, 2018 and June 24, 2017.  Following the repayment of the Credit Facility described in Note 7 in the first quarter of fiscal year 2018, interest expense consists primarily of unused commitment fees.

Other Income (Expense)
For the three months ended June 30, 2018, the Company reported $0.2 million in other income and less than $0.1 million in other expense for the three months ended June 24, 2017, primarily related to remeasurement on foreign currency denominated monetary assets and liabilities.

Income Taxes
Our provision (benefit) for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision (benefit) for income taxes (in thousands) and the effective tax rates:

	Three Months Ended
	June 30,	June 24,
	2018	2017
Income (loss) before income taxes	$(4,500)	$47,875
Provision (benefit) for income taxes	$(228)	$4,963
Effective tax rate	5.1%	10.4%
Our income tax benefit for the first quarter of fiscal year 2019 was $0.2 million compared to $5.0 million in income tax expense for the first quarter of fiscal year 2018, resulting in effective tax rates of 5.1% and 10.4% for the first quarter of fiscal year 2019 and 2018, respectively.  Our effective tax rate for the first quarter of fiscal year 2019 was lower than the federal statutory rate primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate and the U.S. federal research and development tax credit. Our effective tax rate for the first quarter of fiscal year 2018 was lower than the federal statutory rate primarily due to income earned in certain foreign jurisdictions taxed below the federal statutory rate, excess tax benefits from stock-based compensation, and the release of prior year unrecognized tax benefits that were determined to be effectively settled in the first quarter of fiscal year 2018.

The Tax Act was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate income tax rate from 35.0% to 21.0%, restricts the deductibility of certain business expenses, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax-deferred and creates new taxes on certain foreign sourced earnings, among other provisions. We are applying the guidance in SEC Staff Accounting Bulletin No. 118 when accounting for the enactment-date effects of the Tax Act.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for inventory, capital expenditures, share repurchases, and strategic acquisitions.  Our principal sources of liquidity are cash on hand, cash generated from operations, cash generated from the sale and maturity of marketable securities, and available borrowings under our $300 million senior secured revolving credit facility.

Cash generated by operating activities is net income adjusted for certain non-cash items and changes in working capital.  Cash flow from operations was $4.7 million for the first three months of fiscal year 2019 as compared to $3.8 million used in operations for the corresponding period of fiscal year 2018.  The cash flow from operations during the first quarter of fiscal year 2019 was related to the cash components of our net income, offset by a $26.5 million unfavorable change in working capital, primarily as a result of increases in accounts receivable and decreases in accounts payable, partially offset by decreases in inventories.  The cash flow used in operations during the corresponding period of fiscal year 2018 was related to the cash components of our net income, offset by a $75.0 million unfavorable change in working capital, primarily as a result of increases in accounts receivable and inventories.

Net cash used in investing activities was $12.8 million during the first three months of fiscal year 2019 as compared to $77.9 million used in investing activities during the first three months of fiscal year 2018.  The cash used in investing activities in the first three months of fiscal year 2019 is primarily related to capital expenditures and technology investments of $12.6 million and net purchases of marketable securities of $0.3 million.  The cash used in investing activities in the corresponding period in fiscal year 2018 was primarily related to net purchases of marketable securities of $46.4 million, and capital expenditures and technology investments of $11.3 million. In addition, the Company purchased certain tangible and intangible assets for $20.2 million as part of a technology acquisition.

Net cash used in financing activities was $41.0 million during the first three months of fiscal year 2019.  The cash used during the first three months of fiscal year 2019 was primarily associated with stock repurchases of $40.0 million.  The cash used in financing activities was $105.5 million for the first three months of fiscal year 2018.  The use of cash during the first three months of fiscal year 2018 was primarily associated with $60.0 million in payments against the Company's long-term revolver and stock repurchases during the same period of $45.6 million.

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
Revolving Credit Facilities

On July 12, 2016, Cirrus Logic entered into an amended and restated credit agreement (the “ Credit Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto, for the purpose of refinancing an existing credit facility and providing ongoing working capital. The Credit Agreement provides for a $300 million senior secured revolving credit facility (the “Credit Facility”). The Credit Facility matures on July 12, 2021. The Credit Facility is required to be guaranteed by all of Cirrus Logic’s material domestic subsidiaries (the “Subsidiary Guarantors”). The Credit Facility is secured by substantially all of the assets of Cirrus Logic and any Subsidiary Guarantors, except for certain excluded assets.

Borrowings under the Credit Facility may, at our election, bear interest at either (a) a base rate plus the applicable margin (“Base Rate Loans”) or (b) a LIBOR rate plus the applicable margin (“LIBOR Rate Loans”).  The applicable margin ranges from 0% to 0.50% per annum for Base Rate Loans and 1.25% to 2.00% per annum for LIBOR Rate Loans based on the

Leverage Ratio (as defined below). A commitment fee accrues at a rate per annum ranging from 0.20% to 0.30% (based on the Leverage Ratio) on the average daily unused portion of the commitment of the lenders.  The Credit Agreement contains certain financial covenants providing that (a) the ratio of consolidated funded indebtedness to consolidated EBITDA for the prior four fiscal quarters must not be greater than 3.00 to 1.00 (the “Leverage Ratio”) and (b) the ratio of consolidated EBITDA for the prior four consecutive fiscal quarters to consolidated fixed charges (including amounts paid in cash for consolidated interest expenses, capital expenditures, scheduled principal payments of indebtedness, and income taxes) for the prior four consecutive fiscal quarters must not be less than 1.25 to 1.00 as of the end of each fiscal quarter.  The Credit Agreement also contains negative covenants limiting the Company’s or any Subsidiary’s ability to, among other things, incur debt, grant liens, make investments, effect certain fundamental changes, make certain asset dispositions, and make certain restricted payments.

As of June 30, 2018, the Company had no amounts outstanding under the Credit Facility and was in compliance with all covenants under the Credit Agreement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with interest rates on our debt securities, currency movements on non-U.S. dollar denominated assets and liabilities, and the effect of market factors on the value of our marketable securities.  We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures.  For a description of our market risks, see “Part II – Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in our fiscal year 2018 Annual Report on Form 10-K filed with the Commission on May 30, 2018.  There have been no significant changes to our exposure to market risks since we filed our fiscal year 2018 Annual Report on Form 10-K.

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
Based upon the evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were effective as of June 30, 2018.
Changes in control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information regarding legal proceedings to which the Company is a party is set forth in Note 12 – Legal Matters to our unaudited consolidated condensed financial statements and is incorporated herein by reference.

ITEM 1A. RISK FACTORS
In evaluating all forward-looking statements, you should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements.  Various risk factors associated with our business are included in our Annual Report on Form 10-K for the year ended March 31, 2018, as filed with the Commission on May 30, 2018, and available at www.sec.gov.  Other than as set forth below, there have been no material changes to those risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer, or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business.  For the first three months of fiscal years 2019 and 2018, our ten largest customers represented approximately 89 percent and 91 percent, respectively, of our net sales.  We had one end customer, Apple Inc. that purchased through multiple contract manufacturers and represented approximately 76 percent of the Company’s total net sales for each of the first three months of fiscal years 2019 and 2018, respectively.

We had no distributors that represented more than 10 percent of our sales for the three month period ending June 30, 2018, or June 24, 2017.  No other end customer or distributor represented more than 10 percent of net sales for the three month period ending June 30, 2018, or June 24, 2017.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2018 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2018 - April 28, 2018	—	$—	—	$—
April 29, 2018 - May 26, 2018	1,029	38.87	1,029	160,000
May 27, 2018 - June 30, 2018	—	—	—	—
Total	1,029	$38.87	1,029	$160,000
(1) The Company currently has one active share repurchase program: the $200 million share repurchase program authorized by the Board of Directors in January 2018. The repurchases are to be funded from existing cash and intended to be effected from time to time in accordance with applicable securities laws through the open market or in privately negotiated transactions. The timing of the repurchases and the actual amount purchased depend on a variety of factors including general market and economic conditions and other corporate considerations. The program does not have an expiration date, does not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company's discretion. The Company repurchased 1.0 million shares of its common stock for $40.0 million during the first quarter of fiscal year 2019. All of these shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of June 30, 2018.

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

CIRRUS LOGIC, INC.

Date:	August 1, 2018	/s/ Thurman K. Case

Thurman K. Case

Vice President, Chief Financial Officer and Principal Accounting Officer