Form 10-Q
period 2018-09-29
CIRRUS LOGIC INC
filed 2018-11-01
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐    NO ☑
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of October 26, 2018 was 59,844,299.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED SEPTEMBER 29, 2018
TABLE OF CONTENTS
໿
໿
໿

Part I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	September 29,	March 31,
	2018	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$195,857	$235,604
Marketable securities	48,701	26,397
Accounts receivable, net	206,789	100,801
Inventories	142,315	205,760
Prepaid assets	31,627	31,235
Other current assets	17,283	13,877
Total current assets	642,572	613,674

Long-term marketable securities	151,207	172,499
Property and equipment, net	193,218	191,154
Intangibles, net	86,769	111,547
Goodwill	287,368	288,718
Deferred tax assets	13,733	14,716
Other assets	29,527	37,809
Total assets	$1,404,394	$1,430,117

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$88,473	$69,850
Accrued salaries and benefits	30,154	35,721
Software license agreements	19,905	21,981
Other accrued liabilities	17,370	12,657
Total current liabilities	155,902	140,209

Long-term liabilities:
Software license agreements	19,453	27,765
Non-current income taxes	79,127	92,753
Other long-term liabilities	6,937	7,662
Total long-term liabilities	105,517	128,180

Stockholders' equity:
Capital stock	1,338,586	1,312,434
Accumulated deficit	(182,453)	(139,345)
Accumulated other comprehensive loss	(13,158)	(11,361)
Total stockholders' equity	1,142,975	1,161,728
Total liabilities and stockholders' equity	$1,404,394	$1,430,117

The accompanying notes are an integral part of these consolidated condensed financial statements.
໿

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	September 29,	September 23,	September 29,	September 23,
	2018	2017	2018	2017
Net sales	$366,305	$425,537	$620,788	$746,272
Cost of sales	181,186	214,255	311,110	373,274
Gross profit	185,119	211,282	309,678	372,998
Operating expenses
Research and development	96,381	90,353	194,313	173,910
Selling, general and administrative	33,160	30,041	65,944	60,900
Total operating expenses	129,541	120,394	260,257	234,810
Income from operations	55,578	90,888	49,421	138,188
Interest income	1,805	1,005	3,511	1,934
Interest expense	(280)	(280)	(539)	(615)
Other expense	(378)	(1,116)	(168)	(1,135)
Income before income taxes	56,725	90,497	52,225	138,372
Provision (benefit) for income taxes	(1,448)	17,197	(1,676)	22,160
Net income	58,173	73,300	53,901	116,212

Basic earnings per share	$0.96	$1.16	$0.88	$1.82
Diluted earnings per share	$0.93	$1.10	$0.86	$1.74
Basic weighted average common shares outstanding	60,472	63,431	60,967	63,764
Diluted weighted average common shares outstanding	62,431	66,360	62,810	66,761

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands; unaudited)

	Three Months Ended		Six Months Ended
	September 29,	September 23,	September 29,	September 23,
	2018	2017	2018	2017
Net income	$58,173	$73,300	$53,901	$116,212
Other comprehensive income (loss), before tax
Foreign currency translation gain (loss)	204	3,021	(1,986)	3,311
Unrealized gain on marketable securities	198	14	239	48
Actuarial gain on pension plan	—	—	—	792
Provision for income taxes	(42)	(1)	(50)	(151)
Comprehensive income	$58,533	$76,334	$52,104	$120,212

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six Months Ended
	September 29,	September 23,
	2018	2017
Cash flows from operating activities:
Net income	$53,901	$116,212
Adjustments to reconcile net income to net cash generated by operating activities:
Depreciation and amortization	45,296	39,031
Stock compensation expense	25,925	23,695
Deferred income taxes	(1,497)	346
Loss on retirement or write-off of long-lived assets	883	377
Charges for defined benefit pension plan	—	658
Other non-cash adjustments	216	(3,819)
Net change in operating assets and liabilities:
Accounts receivable, net	(100,448)	(112,406)
Inventories	63,054	(42,896)
Other assets	(4,001)	5,056
Accounts payable and other accrued liabilities	(516)	49,658
Income taxes payable	(3,863)	4,797
Net cash generated by operating activities	78,950	80,709

Cash flows from investing activities:
Maturities and sales of available-for-sale marketable securities	30,295	109,069
Purchases of available-for-sale marketable securities	(31,118)	(158,216)
Purchases of property, equipment and software	(18,842)	(25,781)
Investments in technology	(2,248)	(21,809)
Net cash used in investing activities	(21,913)	(96,737)

Cash flows from financing activities:
Principal payments on long-term revolver	—	(60,000)
Issuance of common stock, net of shares withheld for taxes	228	5,695
Repurchase of stock to satisfy employee tax withholding obligations	(2,015)	(5,085)
Repurchase and retirement of common stock	(94,997)	(95,550)
Net cash used in financing activities	(96,784)	(154,940)

Net decrease in cash and cash equivalents	(39,747)	(170,968)

Cash and cash equivalents at beginning of period	235,604	351,166
Cash and cash equivalents at end of period	$195,857	$180,198

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

2. Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606).  The purpose of this ASU is to converge revenue recognition requirements per U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date after public comment supported a proposal to delay the effective date of this ASU to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  The Company completed the process of reviewing our customers’ contracts in respect of performance obligation identification and satisfaction, pricing, warranties, and return rights, among other considerations, in the first quarter of fiscal year 2019. According to the standard, the Company could adopt by full retrospective method, which applies retrospectively to each prior period presented, or by modified retrospective method with the cumulative effect adjustment recognized in beginning retained earnings as of the date of adoption. The Company adopted this standard using the modified retrospective adoption method in the first quarter of fiscal year 2019 with no income statement impact, and therefore no beginning retained earnings impact. See Note 8 - Revenues for additional details.

The effects of the changes made to our balance sheet at adoption were as follows (in thousands):

	Balance at March 31, 2018	Impact from ASU 2014-09 Adoption	Balance at April 1, 2018
Financial statement line item:
Accounts receivable	$100,801	$5,539	$106,340
Inventories	205,760	(391)	205,369
Other current assets	13,877	391	14,268
Other accrued liabilities	$(12,657)	$(5,539)	$(18,196)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The FASB issued this update to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key leasing arrangement details.  Lessees would recognize operating leases on the balance sheet under this ASU — with the future lease payments recognized as a liability, measured at present value, and the right-of-use asset recognized for the lease term. A single lease cost would be recognized over the lease term.  For initial terms of less than twelve months, a lessee would be permitted to make an accounting policy election to recognize lease expense for such leases generally on a straight-line basis over the lease term.  This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  The modified retrospective approach was previously the only allowed adoption method. In July 2018, the FASB issued the related ASU 2018-10 - Leases (Topic 842): Targeted Improvements. This ASU offers a new transition adoption method, which will not require adjustments to comparative periods. The Company currently intends to adopt using the latter method. We expect that most of our operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon adoption, which will materially increase the total assets and total liabilities that we report relative to such amounts prior to adoption of this ASU.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU requires credit losses on available-for-sale debt securities to be presented as an allowance rather than a write-down. Unlike current U.S. GAAP, the credit losses could be reversed with changes in estimates, and recognized in current year earnings.  This ASU is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods.  Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods.  The Company is currently evaluating the impact of this ASU but does not expect a material impact to the financial statements upon adoption.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  This ASU eliminates step two of the goodwill impairment test.  An impairment charge is to be recognized for the amount by which the current value exceeds the fair value. This ASU is effective for annual periods beginning after December 15, 2019, including interim periods.  Early adoption is permitted, for interim or annual goodwill impairment tests performed after January 1, 2017, and should be applied prospectively. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this update. The Company is currently evaluating the impact of this ASU, but does not expect a material impact to the financial statements upon adoption.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows for the classification of stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive income to retained earnings. This ASU is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The standard should be applied in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in tax rate is recognized. The Company is currently evaluating the impact of this ASU, but does not expect a material impact to the financial statements upon adoption.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This ASU adjusts current required disclosures related to fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year, with early adoption permitted. The Company is currently evaluating the impact of this ASU, but does not expect a material impact to the financial statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The final rule was published in the Federal Register on October 4, 2018, effective November 5, 2018. The additional disclosure is not required until the quarterly filing covering the period beginning after the effective date of the amendments, which will be the Company's first quarter fiscal year 2020 filing. The Company is evaluating the impact of this guidance on its financial statements.

3. Marketable Securities

The Company’s investments that have original maturities greater than 90 days have been classified as available-for-sale securities in accordance with U.S. GAAP.  Marketable securities are categorized on the consolidated condensed balance sheet as short- and long-term marketable securities, as appropriate.

The following table is a summary of available-for-sale securities at September 29, 2018 (in thousands):

As of September 29, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$187,939	$3	$(2,035)	$185,907
Non-US government securities	13,698	—	(155)	13,543
Agency discount notes	461	—	(3)	458
Total securities	$202,098	$3	$(2,193)	$199,908

The Company typically invests in highly-rated securities with original maturities generally ranging from one to three years. The Company's specifically identified gross unrealized loss of $2.2 million related to securities with total amortized cost of approximately $198.8 million at September 29, 2018.  Securities in a continuous unrealized loss position for more than 12 months as of September 29, 2018 had an aggregate amortized cost of $33.2 million and an aggregate unrealized loss of $0.4 million. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  When evaluating an investment for other-than-temporary impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of September 29, 2018, the Company does not consider any of its investments to be other-than-temporarily impaired.

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

The Company’s specifically identified gross unrealized losses of $2.4 million related to securities with total amortized cost of approximately $198.2 million at March 31, 2018. There were no securities that have been in a continuous loss position for more than 12 months as of March 31, 2018. The Company may sell certain of its marketable securities prior to their stated

maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  When evaluating an investment for other-than-temporary impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of March 31, 2018, the Company did not consider any of its investments to be other-than-temporarily impaired.

The cost and estimated fair value of available-for-sale securities by contractual maturities were as follows (in thousands):
໿

	September 29, 2018		March 31, 2018
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$49,023	$48,701	$26,560	$26,397
After 1 year	153,075	151,207	174,765	172,499
Total	$202,098	$199,908	$201,325	$198,896

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

As of September 29, 2018 and March 31, 2018, the Company classified all investment portfolio and pension plan assets and liabilities as Level 1 or Level 2 assets and liabilities.  The Company has no Level 3 assets.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three months ending September 29, 2018.

The following summarizes the fair value of our financial instruments at September 29, 2018, exclusive of pension plan assets and liabilities (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$157,588	$—	$—	$157,588

Available-for-sale securities
Corporate debt securities	$—	$185,907	$—	$185,907
Non-US government securities	—	13,543	—	13,543
Agency discount notes	—	458	—	458
	$—	$199,908	$—	$199,908

໿
The following summarizes the fair value of our financial instruments at March 31, 2018, exclusive of pension plan assets and liabilities (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$211,891	$—	$—	$211,891

Available-for-sale securities
Corporate debt securities	$—	$183,322	$—	$183,322
Non-US government securities	—	14,619	—	14,619
Certificates of deposit	—	500	—	500
Agency discount notes	—	455	—	455
	$—	$198,896	$—	$198,896
໿

5. Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	September 29,	March 31,
	2018	2018
Gross accounts receivable	$206,992	$101,004
Allowance for doubtful accounts	(203)	(203)
Accounts receivable, net	$206,789	$100,801

The significant increase in accounts receivable is due primarily to the volume and timing of shipments in the current fiscal quarter.

6. Inventories

Inventories are comprised of the following (in thousands):

	September 29,	March 31,
	2018	2018
Work in process	$87,342	$97,138
Finished goods	54,973	108,622
	$142,315	$205,760

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

As of September 29, 2018, the Company had no amounts outstanding under the Credit Facility and was in compliance with all covenants under the Credit Agreement.

8. Revenues

Disaggregation of revenue

We disaggregate revenue from contracts with customers based on the ship to location of the customer. The geographic regions that are reviewed are the United States and countries outside of the United States (primarily located in Asia).

Total net sales based on the disaggregation criteria described above are as follows:

	Three Months Ended		Six Months Ended
	September 29,	September 23,	September 29,	September 23,
	2018	2017	2018	2017
Non-United States	$359,367	$419,070	$605,443	$731,957
United States	6,938	6,467	15,345	14,315
	$366,305	$425,537	$620,788	$746,272

Performance obligations

The Company's single performance obligation is delivering the promised goods to the customer. Performance obligations are satisfied upon transfer of product control to the customer, as defined per the shipping terms within the customer's contract. As allowed by ASC 606, disclosure of the value of unsatisfied performance obligations for contracts with an original expected term length of one year or less is not required. The vast majority of the Company's contracts have an original expected term length of one year or less. As of September 29, 2018, the Company had no unsatisfied performance obligations.

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
The bulk purchase annuity contract is structured to enable the Scheme to move to full buy-out (following which the insurance company would become directly responsible for the pension payments) and the intention is to proceed on this basis. When the buy-out is complete, a settlement loss will be recognized within other non-operating expense and will include any unamortized loss recorded within Other Comprehensive Income, which is approximately $11.2 million at September 29, 2018.

10. Income Taxes
໿
Our provision (benefit) for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision (benefit) for income taxes (in thousands) and the effective tax rates:

	Three Months Ended		Six Months Ended
	September 29,	September 23,	September 29,	September 23,
	2018	2017	2018	2017
Income before income taxes	$56,725	$90,497	$52,225	$138,372
Provision (benefit) for income taxes	$(1,448)	$17,197	$(1,676)	$22,160
Effective tax rate	(2.6)%	19.0%	(3.2)%	16.0%
Our income tax benefit for the second quarter of fiscal year 2019 was $1.4 million compared to $17.2 million in income tax expense for the second quarter of fiscal year 2018, resulting in effective tax rates of (2.6)% and 19.0% for the second quarter of fiscal year 2019 and 2018, respectively.  Our income tax benefit was $1.7 million for the first six months of fiscal year 2019 compared to $22.2 million of tax expense for the first six months of fiscal year 2018, resulting in effective tax rates of (3.2)% and 16.0%, respectively. Our effective tax rates for the second quarter and first six months of fiscal year 2019 were lower than the federal statutory rate primarily due to adjustments recorded in the second quarter to reduce the provisional amount of the Tax Act's transition tax, the U.S. federal research and development tax credit, and the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate. Our effective tax rates for the second quarter and first six months of fiscal year 2018 were lower than the federal statutory rate primarily due to the effect of income earned in certain foreign jurisdictions taxed below the federal statutory rate, excess tax benefits from stock-based compensation, and the release of prior year unrecognized tax benefits that were determined to be effectively settled in the first quarter of fiscal year 2018.

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
At September 29, 2018, we had not completed our accounting for the income tax effects of the Tax Act. We have made a reasonable estimate of the income tax effects on our existing deferred tax balances and the one-time transition tax. During the second quarter of fiscal year 2019 and first six months of fiscal year 2019, we recognized adjustments of $11.3 million that reduced the provisional amount of the one-time transition tax recorded at March 31, 2018. We are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of deferred tax balances or give rise to new deferred tax amounts. In addition, we have not yet finalized the calculation of foreign earnings & profits and the amounts held in cash or other specified assets on the applicable measurement date, which could result in additional adjustments to the transition tax. We will continue to make and refine calculations as additional analysis is completed.
Under a provision commonly known as global intangible low taxed income ("GILTI"), the Tax Act subjects a U.S. shareholder to current tax on certain earnings of foreign subsidiaries. Under U.S. GAAP, an accounting policy election can be made to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years, or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet made an accounting policy election. At September 29, 2018, because we are still evaluating the GILTI provisions, we have included GILTI related to current-year operations only in our estimated annual effective tax rate and have not provided additional GILTI on deferred items.
The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns.  At September 29, 2018, the Company had unrecognized tax benefits of $44.2 million, all of which would impact the effective tax rate if recognized.  The Company recorded gross increases of $0.7 million and $0.9 million to its current year unrecognized tax benefits in the first and second quarters of fiscal year 2019, respectively, and a gross decrease of $12.5 million to its prior year unrecognized tax benefits in the second quarter of fiscal year 2019. The Company’s total unrecognized tax benefits are classified as “Non-current income taxes" in the consolidated condensed balance sheets.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.  As of September 29, 2018, the balance of accrued interest and penalties, net of tax, was $1.7 million.

On July 24, 2018, the U.S. Court of Appeals for the Ninth Circuit reversed the decision of the U.S. Tax Court in Altera Corp. v. Commissioner related to the treatment of stock based compensation in an intercompany cost sharing arrangement.  On August 7, 2018, the Ninth Circuit withdrew the opinion to allow time for a reconstituted panel to confer on this appeal. Until the reconstituted panel issues a decision, the Tax Court's decision in Altera controls. There is no impact to the financial statements at this time.

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

The following table details the calculation of basic and diluted earnings per share for the three and six months ended September 29, 2018 and September 23, 2017 (in thousands, except per share amounts):
໿

	Three Months Ended		Six Months Ended
	September 29,	September 23,	September 29,	September 23,
	2018	2017	2018	2017
Numerator:
Net income	$58,173	$73,300	$53,901	$116,212
Denominator:
Weighted average shares outstanding	60,472	63,431	60,967	63,764
Effect of dilutive securities	1,959	2,929	1,843	2,997
Weighted average diluted shares	62,431	66,360	62,810	66,761
Basic earnings per share	$0.96	$1.16	$0.88	$1.82
Diluted earnings per share	$0.93	$1.10	$0.86	$1.74

The weighted outstanding shares excluded from our diluted calculation for the three and six months ended September 29, 2018 were 609 thousand and 1,277 thousand, respectively, as the shares were anti-dilutive. The weighted outstanding shares excluded from our diluted calculation for the three and six months ended September 23, 2017 were 236 thousand and 222 thousand, respectively, as the shares were anti-dilutive.

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

13. Stockholders’ Equity

Common Stock

The Company issued a net 0.1 million and 0.2 million shares of common stock during the three and six months ending September 29, 2018, respectively, pursuant to the Company's equity incentive plans. The Company issued a net 0.2 million and 0.4 million shares during the three and six months ending September 23, 2017, respectively, pursuant to the Company's equity incentive plans.

Share Repurchase Program

Since inception, $95.0 million of the Company’s common stock has been repurchased under the Company’s 2018 $200 million share repurchase program, leaving $105.0 million available for repurchase under this plan as of

September 29, 2018.  During the three and six months ended September 29, 2018, respectively, the Company repurchased 1.3 million shares of its common stock, for $55.0 million, at an average cost of $43.19 per share and 2.3 million shares of its common stock, for $95.0 million, at an average cost of $41.26 per share.  All of these shares were repurchased in the open market and were funded from existing cash.  All shares of our common stock that were repurchased were retired as of September 29, 2018.

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
Revenues from our product lines are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 29,	September 23,	September 29,	September 23,
	2018	2017	2018	2017
Portable Audio Products	$324,049	$381,761	$536,309	$662,449
Non-Portable Audio and Other Products	42,256	43,776	84,479	83,823
	$366,305	$425,537	$620,788	$746,272

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management.  In some cases, forward-looking statements are identified by words such as “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” “intend,” and variations of these types of words and similar expressions which are intended to identify these forward-looking statements.  In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements.  Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation, and expressly disclaim any duty, to revise or update publicly any forward-looking statement for any reason.

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

The Company adopted ASU 2014-09 as of April 1, 2018. The impact of this new guidance on our accounting policies and operating results is described below as well as in Note 2 - Recently Issued Accounting Pronouncements and Note 8 - Revenues. During the six months ended September 29, 2018, there have been no other significant changes in our “Critical Accounting Policies” included in our fiscal year 2018 Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606).  The purpose of this ASU is to converge revenue recognition requirements per U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date after public comment supported a proposal to delay the effective date of this ASU to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  The Company completed the process of reviewing our customers’ contracts in respect of performance obligation identification and satisfaction, pricing, warranties, and return rights, among other considerations and adopted the standard in the first quarter of fiscal year 2019. The standard could be adopted by full retrospective method, which applies retrospectively to each prior period presented, or by modified retrospective method with the cumulative effect adjustment recognized in beginning retained earnings as of the date of adoption. The Company adopted this standard using the modified retrospective adoption method in the first quarter of fiscal year 2019 with no income statement impact, and therefore no beginning retained earnings impact. See additional information relating to the adoption of this standard in Note 2 and Note 8.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The FASB issued this update to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key leasing arrangement details.  Lessees would recognize operating leases on the balance sheet under this ASU — with the future lease payments recognized as a liability, measured at present value, and the right-of-use asset recognized for the lease term. A single lease cost would be recognized over the lease term.  For initial terms of less than twelve months, a lessee would be permitted to make an accounting policy election to recognize lease expense for such leases generally on a straight-line basis over the lease term.  This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  The modified retrospective approach was previously the only allowed adoption method. In July 2018, the FASB issued the related ASU 2018-10 - Leases (Topic 842): Targeted Improvements. This ASU offers a new transition adoption method, which will not require adjustments to comparative periods. The Company currently intends to adopt using the latter method. We expect that most of our operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon adoption, which will materially increase the total assets and total liabilities that we report relative to such amounts prior to adoption of this ASU.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU requires credit losses on available-for-sale debt securities to be presented as an allowance rather than a write-down. Unlike current U.S. GAAP, the credit losses could be reversed with changes in estimates, and recognized in current year earnings.  This ASU is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods.  Early adoption is permitted for annual periods beginning after

December 15, 2018, including interim periods.  The Company is currently evaluating the impact of this ASU, but does not expect a material impact to the financial statements upon adoption.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  This ASU eliminates step two of the goodwill impairment test.  An impairment charge is to be recognized for the amount by which the current value exceeds the fair value. This ASU is effective for annual periods beginning after December 15, 2019, including interim periods.  Early adoption is permitted, for interim or annual goodwill impairment tests performed after January 1, 2017, and should be applied prospectively. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this update. The Company is currently evaluating the impact of this ASU, but does not expect a material impact to the financial statements upon adoption.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows for the classification of stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive income to retained earnings. This ASU is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The standard should be applied in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in tax rate is recognized. The Company is currently evaluating the impact of this ASU, but does not expect a material impact to the financial statements upon adoption.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This ASU adjusts current required disclosures related to fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year, with early adoption permitted. The Company is currently evaluating the impact of this ASU, but does not expect a material impact to the financial statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The final rule was published in the Federal Register on October 4, 2018, effective November 5, 2018. The additional disclosure is not required until the quarterly filing covering the period beginning after the effective date of the amendments, which will be the Company's first quarter fiscal year 2020 filing. The Company is evaluating the impact of this guidance on its financial statements.

Results of Operations
Our fiscal year is the 52- or 53-week period ending on the last Saturday in March. Fiscal year 2018 included 53 weeks, with the extra week included in the third quarter. Fiscal year 2019 is a 52-week fiscal year.

The following table summarizes the results of our operations for the first three and six months of fiscal years 2019 and 2018, respectively, as a percentage of net sales.  All percentage amounts were calculated using the underlying data in thousands, unaudited:
໿

	Three Months Ended		Six Months Ended
	September 29,	September 23,	September 29,	September 23,
	2018	2017	2018	2017
Net sales	100%	100%	100%	100%
Gross margin	51%	50%	50%	50%
Research and development	27%	22%	31%	23%
Selling, general and administrative	9%	7%	11%	8%
Income from operations	15%	21%	8%	19%
Interest income	1%	0%	1%	0%
Interest expense	0%	0%	0%	0%
Other expense	0%	0%	0%	0%
Income before income taxes	16%	21%	9%	19%
Provision (benefit) for income taxes	—%	4%	—%	3%
Net income	16%	17%	9%	16%

໿
Net Sales

Net sales for the second quarter of fiscal year 2019 decreased $59.2 million, or 14 percent, to $366.3 million from $425.5 million in the second quarter of fiscal year 2018.  Net sales from our portable audio products decreased $57.7 million, primarily due to reduced unit volumes of one of our digital headset products compared to the previous year. Non-portable audio and other product sales decreased $1.5 million for the quarter versus the comparable period in the prior fiscal year.

Net sales for the first six months of fiscal year 2019 decreased $125.5 million, or 17 percent, to $620.8 million from $746.3 million. Net sales from our portable audio products decreased $126.1 million, primarily due to reduced unit volumes of one of our digital headset products compared to the previous year, and to a lesser extent, the sale of certain lower average selling price ("ASP") components. Non-portable audio and other product sales increased $0.6 million for the period.

Sales to non-U.S. customers, principally located in Asia, including sales to U.S.-based end customers that manufacture products through contract manufacturers or plants located overseas, were approximately 98 percent of net sales for each of the second quarters of fiscal year 2019 and 2018, and 98 percent of our net sales, for each of the first six months of fiscal years 2019 and 2018. Our sales are denominated primarily in U.S. dollars.  No foreign currency hedging contracts were entered into in the first six months of fiscal year 2019 or 2018.

Since the components we produce are largely proprietary, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may purchase our products directly from us, through distributors or third-party manufacturers contracted to produce their designs.  For the second quarter of fiscal years 2019 and 2018, our ten largest end customers represented approximately 92 percent and 93 percent of our net sales, respectively. For the first six months of fiscal years 2019 and 2018, our ten largest end customers represented approximately 91 percent and 92 percent of our net sales, respectively.

We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 82 percent of the Company’s total net sales for each of the second quarters of fiscal years 2019 and 2018, respectively. This same customer represented approximately 79 percent and 80 percent of the Company's total net sales for the first six months of fiscal years 2019 and 2018.

No other end customer or distributor represented more than 10 percent of net sales for the three and six months ending September 29, 2018 and September 23, 2017.

For more information, please see Part II—Item 1A—Risk Factors— “We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.”

Gross Margin

Gross margin was 50.5 percent in the second quarter of fiscal year 2019, up from 49.7 percent in the second quarter of fiscal year 2018. The increase was primarily driven by lower manufacturing costs, partially offset by lower production volumes in the current fiscal quarter versus the second quarter of fiscal year 2018.

Gross margin was 49.9 percent for the first six months of fiscal year 2019, slightly down from 50.0 percent for the first six months of fiscal year 2018.

Research and Development Expense

Research and development expense for the second quarter of fiscal year 2019 was $96.4 million, an increase of $6.0 million, or 7 percent, from $90.4 million in the second quarter of fiscal year 2018.  The primary drivers for this increase were salary and employee-related expenses, including facilities-related costs, following a 5 percent increase in headcount, and increased amortization of acquisition-related intangibles, offset by a decrease in product development costs in the current quarter.

Research and development expense for the first six months of fiscal year 2019 was $194.3 million, an increase of $20.4 million, or 12 percent, from $173.9 million for the first six months of fiscal year 2018.  The primary drivers for this increase were salary and employee-related expenses, including facilities-related costs, the absence of the first quarter fiscal year 2018 release of contingent consideration related to a prior acquisition and increased amortization of acquisition-related intangibles.

Selling, General and Administrative Expense

Selling, general and administrative expense for the second quarter of fiscal year 2019 was $33.2 million, an increase of $3.2 million, or 10 percent, from $30.0 million in the second quarter of fiscal year 2018, primarily due to salary and employee-related expenses, following a 9 percent increase in headcount, and increased outside professional expenses from the second quarter fiscal year 2018 to the second quarter fiscal year 2019.

Selling, general and administrative expense for the first six months of fiscal year 2019 was $65.9 million, an increase of $5.0 million, or 8 percent, from $60.9 million for the first six months of fiscal year 2018, primarily due to increased salary expenses and outside professional expenses.

Interest Income
The Company reported interest income of $1.8 million and $3.5 million, for the three and six months ended September 29, 2018, respectively and $1.0 million and $1.9 million for the three and six months ended September 23, 2017, respectively. Interest income increased in the current periods due to higher average cash, cash equivalents and marketable securities balances compared to the prior periods.

Interest Expense
The Company reported interest expense of $0.3 million and $0.5 million for the three and six months ended September 29, 2018, respectively and $0.3 million and $0.6 million for the three and six months ended September 23, 2017, respectively.  Following the repayment of the Credit Facility described in Note 7 in the first quarter of fiscal year 2018, interest expense consists primarily of unused commitment fees.

Other Expense

For the three and six months ended September 29, 2018, the Company reported $0.4 million and $0.2 million in other expense, respectively and $1.1 million and $1.1 million in other expense for the three and six months ended September 23, 2017, respectively, primarily related to remeasurement on foreign currency denominated monetary assets and liabilities.

Income Taxes
Our provision (benefit) for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision (benefit) for income taxes (in thousands) and the effective tax rates:

	Three Months Ended		Six Months Ended
	September 29,	September 23,	September 29,	September 23,
	2018	2017	2018	2017
Income before income taxes	$56,725	$90,497	$52,225	$138,372
Provision (benefit) for income taxes	$(1,448)	$17,197	$(1,676)	$22,160
Effective tax rate	(2.6)%	19.0%	(3.2)%	16.0%
Our income tax benefit for the second quarter of fiscal year 2019 was $1.4 million compared to $17.2 million in income tax expense for the second quarter of fiscal year 2018, resulting in effective tax rates of (2.6)% and 19.0% for the second quarter of fiscal year 2019 and 2018, respectively.  Our income tax benefit was $1.7 million for the first six months of fiscal year 2019 compared to $22.2 million in expense for the first six months of fiscal year and 2018, resulting in effective tax rates of (3.2)% and 16.0%, respectively. Our effective tax rates for the second quarter and first six months of fiscal year 2019 were lower than the federal statutory rate primarily due to adjustments recorded in the second quarter to reduce the provisional amount of the Tax Act's transition tax, the U.S. federal research and development tax credit, and the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate. Our effective tax rates for the second quarter and first six months of fiscal year 2018 were lower than the federal statutory rate primarily due to the effect of income earned in certain foreign jurisdictions taxed below the federal statutory rate, excess tax benefits from stock-based compensation, and the release of prior year unrecognized tax benefits that were determined to be effectively settled in the first quarter of fiscal year 2018.

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

Cash generated by operating activities is net income adjusted for certain non-cash items and changes in working capital.  Cash flow from operations was $79.0 million for the first six months of fiscal year 2019 as compared to $80.7 million for the corresponding period of fiscal year 2018.  The cash flow from operations during the first six months of fiscal year 2019 was related to the cash components of our net income, offset by a $45.8 million unfavorable change in working capital, primarily as a result of increases in accounts receivable, partially offset by decreases in inventories.  The cash flow from operations during the corresponding period of fiscal year 2018 was related to the cash components of our net income, offset by a $95.8 million unfavorable change in working capital, primarily as a result of increases in accounts receivable and inventories, offset by an increase in accounts payable.

Net cash used in investing activities was $21.9 million during the first six months of fiscal year 2019 as compared to $96.7 million used in investing activities during the first six months of fiscal year 2018.  The cash used in investing activities in the first six months of fiscal year 2019 is primarily related to capital expenditures and technology investments of $21.1 million and net purchases of marketable securities of $0.8 million.  The cash used in investing activities in the corresponding period in fiscal year 2018 was primarily related to net purchases of marketable securities of $49.1 million, and capital expenditures and technology investments of $27.4 million. In addition, the Company purchased certain tangible and intangible assets for $20.2 million as part of a technology acquisition.

Net cash used in financing activities was $96.8 million during the first six months of fiscal year 2019.  The cash used during the first six months of fiscal year 2019 was primarily associated with stock repurchases of $95.0 million.  The cash used in financing activities was $154.9 million for the first six months of fiscal year 2018.  The use of cash during the first six months of fiscal year 2018 was primarily associated with stock repurchases during the same period of $95.6 million and $60.0 million in payments against the Company's long-term revolver.

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

As of September 29, 2018, the Company had no amounts outstanding under the Credit Facility and was in compliance with all covenants under the Credit Agreement.

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
Based upon the evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were effective as of September 29, 2018.
Changes in control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 29, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer, or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business.  For the first six months of fiscal years 2019 and 2018, our ten largest customers represented approximately 91 percent and 92 percent, respectively, of our net sales.  We had one end customer, Apple Inc. that purchased through multiple contract manufacturers and represented approximately 79 percent and 80 percent of the Company’s total net sales for the first six months of fiscal years 2019 and 2018, respectively.

We had no distributors that represented more than 10 percent of our sales for the six month period ending September 29, 2018, or September 23, 2017.  No other end customer or distributor represented more than 10 percent of net sales for the six month period ending September 29, 2018, or September 23, 2017.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended September 29, 2018 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2018 - July 28, 2018	—	$—	—	$—
July 29, 2018 - August 25, 2018	949	42.77	949	119,410
August 26, 2018 - September 29, 2018	324	44.41	324	105,003
Total	1,273	$43.19	1,273	$105,003
(1) The Company currently has one active share repurchase program: the $200 million share repurchase program authorized by the Board of Directors in January 2018. The repurchases are to be funded from existing cash and intended to be effected from time to time in accordance with applicable securities laws through the open market or in privately negotiated transactions. The timing of the repurchases and the actual amount purchased depend on a variety of factors including general market and economic conditions and other corporate considerations. The program does not have an expiration date, does not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company's discretion. The Company repurchased 1.3 million shares of its common stock for $55.0 million during the second quarter of fiscal year 2019. All of these shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of September 29, 2018.

໿
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

The following exhibits are filed as part of or incorporated by reference into this Report:

໿

3.1	Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (1)
3.2	Amended and Restated Bylaws of Registrant. (2)
10.1	Cirrus Logic, Inc. 2018 Long Term Incentive Plan. (3)
10.2	Form of Restricted Stock Unit Agreement. (3)
10.3	Form of Notice of Grant of Restricted Stock Units. (3)
10.4	Form of Performance Award Agreement. (3)
10.5	Form of Notice of Grant of Performance Award. (3)
10.6	Form of Stock Option Agreement. (3)
10.7	Form of Notice of Grant of Stock Option. (3)
10.8	Form of Notice of Grant of Stock Award. (3)
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 22, 2001 (Registration No. 000-17795).

(2)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the Commission on September 20, 2013 (Registration No. 000-17795).

(3)	Incorporated by reference from Registrant’s Statement on Form S-8 filed with the Commission on August 3, 2018 (Registration No. 333-226578).

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index list noted above and are incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRRUS LOGIC, INC.

Date:	November 1, 2018	/s/ Thurman K. Case

Thurman K. Case

Vice President, Chief Financial Officer and Principal Accounting Officer