Form 10-Q
period 2018-12-29
CIRRUS LOGIC INC
filed 2019-01-30
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐    NO ☑
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of January 25, 2019 was 59,142,413.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED DECEMBER 29, 2018
TABLE OF CONTENTS
໿
໿
໿

Part I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	December 29,	March 31,
	2018	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$219,319	$235,604
Marketable securities	59,793	26,397
Accounts receivable, net	142,135	100,801
Inventories	167,879	205,760
Prepaid assets	32,335	31,235
Other current assets	18,816	13,877
Total current assets	640,277	613,674

Long-term marketable securities	165,063	172,499
Property and equipment, net	191,324	191,154
Intangibles, net	76,389	111,547
Goodwill	286,678	288,718
Deferred tax assets	13,131	14,716
Other assets	24,003	37,809
Total assets	$1,396,865	$1,430,117

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$108,022	$69,850
Accrued salaries and benefits	23,566	35,721
Software license agreements	22,147	21,981
Other accrued liabilities	16,028	12,657
Total current liabilities	169,763	140,209

Long-term liabilities:
Software license agreements	11,969	27,765
Non-current income taxes	78,532	92,753
Other long-term liabilities	6,800	7,662
Total long-term liabilities	97,301	128,180

Stockholders' equity:
Capital stock	1,349,941	1,312,434
Accumulated deficit	(217,871)	(139,345)
Accumulated other comprehensive loss	(2,269)	(11,361)
Total stockholders' equity	1,129,801	1,161,728
Total liabilities and stockholders' equity	$1,396,865	$1,430,117

The accompanying notes are an integral part of these consolidated condensed financial statements.
໿

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	December 29,	December 30,	December 29,	December 30,
	2018	2017	2018	2017
Net sales	$324,295	$482,741	$945,083	$1,229,013
Cost of sales	161,115	247,653	472,225	620,927
Gross profit	163,180	235,088	472,858	608,086
Operating expenses
Research and development	88,575	96,978	282,888	270,888
Selling, general and administrative	30,364	34,604	96,308	95,504
Total operating expenses	118,939	131,582	379,196	366,392
Income from operations	44,241	103,506	93,662	241,694
Interest income	1,999	1,191	5,510	3,125
Interest expense	(259)	(279)	(798)	(894)
U.K. pension settlement	(13,768)	—	(13,768)	—
Other income (expense)	101	322	(67)	(813)
Income before income taxes	32,314	104,740	84,539	243,112
Provision for income taxes	2,381	70,961	705	93,121
Net income	$29,933	$33,779	$83,834	$149,991

Basic earnings per share	$0.50	$0.53	$1.39	$2.36
Diluted earnings per share	$0.49	$0.52	$1.35	$2.26
Basic weighted average common shares outstanding	59,511	63,453	60,482	63,655
Diluted weighted average common shares outstanding	60,783	65,557	62,076	66,377

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands; unaudited)

	Three Months Ended		Nine Months Ended
	December 29,	December 30,	December 29,	December 30,
	2018	2017	2018	2017
Net income	$29,933	$33,779	$83,834	$149,991
Other comprehensive income (loss), before tax
Foreign currency translation gain (loss)	(731)	(811)	(2,717)	2,500
Unrealized gain (loss) on marketable securities	545	(842)	784	(794)
U.K. pension settlement	13,814	—	13,814	—
Actuarial gain on pension plan	—	—	—	792
(Provision) benefit for income taxes	(2,739)	194	(2,789)	43
Comprehensive income	$40,822	$32,320	$92,926	$152,532

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Nine Months Ended
	December 29,	December 30,
	2018	2017
Cash flows from operating activities:
Net income	$83,834	$149,991
Adjustments to reconcile net income to net cash generated by operating activities:
Depreciation and amortization	62,638	59,175
Stock compensation expense	37,106	36,208
Deferred income taxes	(2,247)	13,260
Loss on retirement or write-off of long-lived assets	2,226	461
Net charges for defined benefit pension plan	11,189	658
Other non-cash adjustments	322	(3,692)
Net change in operating assets and liabilities:
Accounts receivable, net	(35,795)	(97,645)
Inventories	37,490	(25,072)
Other assets	(4,760)	7,631
Accounts payable and other accrued liabilities	8,741	27,361
Income taxes payable	(3,608)	44,687
Net cash generated by operating activities	197,136	213,023

Cash flows from investing activities:
Maturities and sales of available-for-sale marketable securities	41,389	128,536
Purchases of available-for-sale marketable securities	(66,729)	(215,878)
Purchases of property, equipment and software	(23,421)	(38,606)
Investments in technology	(2,700)	(23,280)
Net cash used in investing activities	(51,461)	(149,228)

Cash flows from financing activities:
Principal payments on long-term revolver	—	(60,000)
Issuance of common stock, net of shares withheld for taxes	404	6,315
Repurchase of stock to satisfy employee tax withholding obligations	(12,367)	(19,086)
Repurchase and retirement of common stock	(149,997)	(115,550)
Net cash used in financing activities	(161,960)	(188,321)

Net decrease in cash and cash equivalents	(16,285)	(124,526)

Cash and cash equivalents at beginning of period	235,604	351,166
Cash and cash equivalents at end of period	$219,319	$226,640

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The FASB issued this update to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key leasing arrangement details.  Lessees would recognize operating leases on the balance sheet under this ASU — with the future lease payments recognized as a liability, measured at present value, and the right-of-use asset recognized for the lease term. A single lease cost would be recognized over the lease term.  For initial terms of less than twelve months, a lessee would be permitted to make an accounting policy election to recognize lease expense for such leases generally on a straight-line basis over the lease term.  This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  The modified retrospective approach was previously the only allowed adoption method. In July 2018, the FASB issued the related ASU 2018-10 - Leases (Topic 842): Targeted Improvements. This ASU offers a new transition adoption method, which will not require adjustments to comparative periods. The Company currently intends to adopt using the latter method in the first quarter of fiscal year 2020. The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’ which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting.  We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for qualifying leases, typically those with terms of less than twelve months, we will not recognize ROU assets or lease liabilities. We also currently expect not to separate lease and non-lease components for all of our leases. We expect that most of our operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon adoption, which will materially increase the total assets and total liabilities that we report relative to such amounts prior to adoption of this ASU.

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

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.     This ASU requires an employer to disaggregate the service cost component from the other components of net benefit cost. It also provides guidance on income statement presentation for service cost and other components of net benefit cost. This ASU is effective for annual periods beginning after December 15, 2017, including interim periods. The Company adopted this ASU in the first quarter of fiscal year 2019. The impact of adoption included the buy-out settlement of the defined benefit pension plan as discussed in Note 9.

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

In August 2018, the Commission adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The final rule was published in the Federal Register on October 4, 2018, effective November 5, 2018. The additional disclosure is not required until the quarterly filing covering the period beginning after the effective date of the amendments, which will be the Company's first quarter fiscal year 2020 filing. The Company is evaluating the impact of this guidance on its financial statements.

3. Marketable Securities

The Company’s investments that have original maturities greater than 90 days have been classified as available-for-sale securities in accordance with U.S. GAAP.  Marketable securities are categorized on the consolidated condensed balance sheet as short- and long-term marketable securities, as appropriate.

The following table is a summary of available-for-sale securities at December 29, 2018 (in thousands):

As of December 29, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$212,338	$142	$(1,703)	$210,777
Non-US government securities	13,704	2	(84)	13,622
Agency discount notes	459	—	(2)	457
Total securities	$226,501	$144	$(1,789)	$224,856

The Company typically invests in highly-rated securities with original maturities generally ranging from one to three years. The Company's specifically identified gross unrealized loss of $1.8 million related to securities with total amortized cost of approximately $185.0 million at December 29, 2018.  Securities in a continuous unrealized loss position for more than 12 months as of December 29, 2018 had an aggregate amortized cost of $132.5 million and an aggregate unrealized loss of $1.4 million. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  When evaluating an investment for other-than-temporary impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of December 29, 2018, the Company does not consider any of its investments to be other-than-temporarily impaired.

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

The cost and estimated fair value of available-for-sale securities by contractual maturities were as follows (in thousands):
໿

	December 29, 2018		March 31, 2018
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$60,157	$59,793	$26,560	$26,397
After 1 year	166,344	165,063	174,765	172,499
Total	$226,501	$224,856	$201,325	$198,896

໿
໿
4. Fair Value of Financial Instruments

The Company has determined that the only assets and liabilities in the Company’s financial statements that are required to be measured at fair value on a recurring basis are the Company’s cash equivalents, investment portfolio and, prior to the pension settlement in the third quarter of fiscal year 2019, pension plan assets / liabilities.  The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

As of December 29, 2018 and March 31, 2018, the Company classified all investment portfolio and pension plan assets and liabilities as Level 1 or Level 2 assets and liabilities.  The Company has no Level 3 assets.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three months ending December 29, 2018.

The following summarizes the fair value of our financial instruments at December 29, 2018 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$170,151	$—	$—	$170,151

Available-for-sale securities
Corporate debt securities	$—	$210,777	$—	$210,777
Non-US government securities	—	13,622	—	13,622
Agency discount notes	—	457	—	457
	$—	$224,856	$—	$224,856

໿
The following summarizes the fair value of our financial instruments at March 31, 2018, exclusive of pension plan assets and liabilities (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$211,891	$—	$—	$211,891

Available-for-sale securities
Corporate debt securities	$—	$183,322	$—	$183,322
Non-US government securities	—	14,619	—	14,619
Certificates of deposit	—	500	—	500
Agency discount notes	—	455	—	455
	$—	$198,896	$—	$198,896
໿

5. Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	December 29,	March 31,
	2018	2018
Gross accounts receivable	$142,338	$101,004
Allowance for doubtful accounts	(203)	(203)
Accounts receivable, net	$142,135	$100,801

The significant increase in accounts receivable is due primarily to the volume and timing of shipments in the current fiscal year.

6. Inventories

Inventories are comprised of the following (in thousands):

	December 29,	March 31,
	2018	2018
Work in process	$90,287	$97,138
Finished goods	77,592	108,622
	$167,879	$205,760

໿

໿

໿
7. Revolving Credit Facility

On July 12, 2016, Cirrus Logic entered into an amended and restated credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto, for the purpose of refinancing an existing credit facility and providing ongoing working capital. The Credit Agreement provides for a $300 million senior secured revolving credit facility (the “Credit Facility”). The Credit Facility matures on July 12, 2021. The Credit Facility is required to be guaranteed by all of Cirrus Logic’s material domestic subsidiaries (the “Subsidiary Guarantors”). The Credit Facility is secured by substantially all of the assets of Cirrus Logic and any Subsidiary Guarantors, except for certain excluded assets.

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

As of December 29, 2018, the Company had no amounts outstanding under the Credit Facility and was in compliance with all covenants under the Credit Agreement.

8. Revenues

Disaggregation of revenue

We disaggregate revenue from contracts with customers based on the ship to location of the customer. The geographic regions that are reviewed are the United States and countries outside of the United States (primarily located in Asia).

Total net sales based on the disaggregation criteria described above are as follows:

	Three Months Ended		Nine Months Ended
	December 29,	December 30,	December 29,	December 30,
	2018	2017	2018	2017
Non-United States	$318,739	$474,109	$924,182	$1,206,066
United States	5,556	8,632	20,901	22,947
	$324,295	$482,741	$945,083	$1,229,013

Performance obligations

The Company's single performance obligation is delivering the promised goods to the customer. Performance obligations are satisfied upon transfer of product control to the customer, as defined per the shipping terms within the customer's contract. As allowed by ASC 606, disclosure of the value of unsatisfied performance obligations for contracts with an original expected term length of one year or less is not required. The vast majority of the Company's contracts have an original expected term length of one year or less. As of December 29, 2018, the Company had no unsatisfied performance obligations.

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

9. Pension Plan

As a result of our acquisition of Wolfson in fiscal year 2015, the Company had a defined benefit pension scheme (the “Scheme”), for some individuals in the United Kingdom.  Following the acquisition, the participants in the Scheme no longer accrued benefits and therefore the Company was not required to make contributions in respect of future accruals.
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
The bulk purchase annuity contract was structured to enable the Scheme to move to full buy-out (following which the insurance company became directly responsible for the pension payments). On November 30, 2018, the insurance company confirmed that the buy-out was completed and individual policies had been established for each member.  Completion of the buy-out confirms full and final settlement of the Scheme, and the unamortized loss previously recorded within Accumulated Other Comprehensive Income ("AOCI") of $13.8 million has been recognized within other non-operating expense as "U.K. pension settlement" in the period ended December 29, 2018, with the corresponding tax benefit of $2.6 million being recognized within "Provision for income taxes" in the Consolidated Condensed Statement of Income. As the buy-out transaction has fully settled, there will be no further contributions to the Scheme.

10. Income Taxes
໿
Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended		Nine Months Ended
	December 29,	December 30,	December 29,	December 30,
	2018	2017	2018	2017
Income before income taxes	$32,314	$104,740	$84,539	$243,112
Provision for income taxes	$2,381	$70,961	$705	$93,121
Effective tax rate	7.4%	67.7%	0.8%	38.3%

Our income tax expense for the third quarter of fiscal year 2019 was $2.4 million compared to $71.0 million in income tax expense for the third quarter of fiscal year 2018, resulting in effective tax rates of 7.4% and 67.7% for the third quarter of fiscal year 2019 and 2018, respectively.  Our income tax expense was $0.7 million for the first nine months of fiscal year 2019 compared to $93.1 million of tax expense for the first nine months of fiscal year 2018, resulting in effective tax rates of 0.8% and 38.3%, respectively. Our effective tax rates for the third quarter and first nine months of fiscal year 2019 were lower than the federal statutory rate primarily due to the U.S. federal research and development tax credit and the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate; our effective tax rate for the first nine months of fiscal year 2019 was further reduced by adjustments recorded to reduce the provisional amount of the Tax Act's transition tax. Our effective tax rates for the third quarter and first nine months of fiscal year 2018 were higher than the federal statutory rate primarily due to the impact of the Tax Act enacted in the third quarter of fiscal year 2018, partially offset by the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate and excess tax benefits from stock-based compensation.

The Tax Act was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate income tax rate from 35.0% to 21.0%, restricted the deductibility of certain business expenses, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax-deferred and created new taxes on certain foreign sourced earnings, among other provisions. In accordance with SEC Staff Accounting Bulletin No. 118 ("SAB 118"), we recorded adjustments to the enactment-date effects of the Tax Act. We applied the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Act under ASC 740, Income Taxes, for the following aspects: remeasurement of deferred tax assets and liabilities, one-time transition tax, and tax on global intangible low taxed income ("GILTI"). During the first nine months of fiscal year 2019, we recognized adjustments of $11.1 million that decreased the enactment-date provisional amounts recorded at March 31, 2018.
The one-time transition tax represents the tax on our total post-1986 earnings and profits, which was previously deferred from U.S. income taxes under prior U.S. law. We recorded a provisional amount for our one-time transition tax liability for each of our foreign subsidiaries, resulting in a transition tax liability of $53.9 million at March 31, 2018. Upon further analysis of the Tax Act, subsequent Internal Revenue Service ("IRS") guidance, and regulations proposed by the U.S. Department of the Treasury and the IRS, we finalized our calculations of the transition tax liability during the third quarter of fiscal year 2019. We recognized a decrease of $11.2 million and an increase of $0.2 million to the transition tax provisional amount in the second and third quarters of fiscal year 2019, respectively, which are included as a component of income tax expense from continuing operations.
We remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future, which was generally 21%, by recording a provisional amount of $6.1 million at March 31, 2018. We finalized our calculations and recognized a decrease of $0.1 million to our provisional amount in the third quarter of fiscal year 2019, which is included as a component of income tax expense from continuing operations.
The Tax Act subjects a U.S. shareholder to current tax on certain earnings of foreign subsidiaries under a provision commonly known as GILTI. Under U.S. GAAP, an accounting policy election can be made to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years, or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. We have elected to account for GILTI in the year the tax is incurred.
The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns.  At December 29, 2018, the Company had unrecognized tax benefits of $40.0 million, all of which would impact the effective tax rate if recognized.  The Company recorded gross increases of $0.7 million, $0.9 million, and $0.9 million to its current year unrecognized tax benefits in the first, second, and third quarters of fiscal year 2019, respectively, and gross decreases of $12.5 million and $5.1 million to its prior year unrecognized tax benefits in the second and third quarters of fiscal year 2019, respectively. The Company’s total unrecognized tax benefits are classified as “Non-current income taxes" in the consolidated condensed balance sheets.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.  As of December 29, 2018, the balance of accrued interest and penalties, net of tax, was $2.1 million.

Fiscal years 2015 through 2018 remain open to examination by the Company's major taxing jurisdictions, although carry forward attributes that were generated in tax years prior to fiscal year 2015 may be adjusted upon examination by the tax authorities if they have been, or will be, used in a future period.  The Company's United Kingdom subsidiaries are currently under a limited scope tax audit for certain income tax matters related to fiscal year 2016. The Company's fiscal year 2017 federal income tax return is under examination by the U.S. Internal Revenue Service. The Company believes it has accrued adequate reserves related to the matters under examination.  The Company is not under an income tax audit in any other major taxing jurisdiction.

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

The following table details the calculation of basic and diluted earnings per share for the three and nine months ended December 29, 2018 and December 30, 2017 (in thousands, except per share amounts):
໿

	Three Months Ended		Nine Months Ended
	December 29,	December 30,	December 29,	December 30,
	2018	2017	2018	2017
Numerator:
Net income	$29,933	$33,779	$83,834	$149,991
Denominator:
Weighted average shares outstanding	59,511	63,453	60,482	63,655
Effect of dilutive securities	1,272	2,104	1,594	2,722
Weighted average diluted shares	60,783	65,557	62,076	66,377
Basic earnings per share	$0.50	$0.53	$1.39	$2.36
Diluted earnings per share	$0.49	$0.52	$1.35	$2.26

The weighted outstanding shares excluded from our diluted calculation for the three and nine months ended December 29, 2018 were 1,398 thousand and 1,668 thousand, respectively, as the shares were anti-dilutive. The weighted outstanding shares excluded from our diluted calculation for the three and nine months ended December 30, 2017 were 824 thousand and 273 thousand, respectively, as the shares were anti-dilutive.

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

13. Stockholders’ Equity

Common Stock

The Company issued a net 0.7 million and 0.9 million shares of common stock during the three and nine months ending December 29, 2018, respectively, pursuant to the Company's equity incentive plans. The Company issued a net 0.6 million and 1.0 million shares during the three and nine months ending December 30, 2017, respectively, pursuant to the Company's equity incentive plans.

Share Repurchase Program

Since inception, $150.0 million of the Company’s common stock has been repurchased under the Company’s 2018 $200 million share repurchase program, leaving $50.0 million available for repurchase under this plan as of December 29, 2018.  During the three and nine months ended December 29, 2018, respectively, the Company repurchased 1.4 million shares of its common stock, for $55.0 million, at an average cost of $39.03 per share and 3.7 million shares of its common stock, for $150.0 million, at an average cost of $40.41 per share.  All of these shares were repurchased in the open market and were funded from existing cash.  All shares of our common stock that were repurchased were retired as of December 29, 2018.

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
Revenues from our product lines are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 29,	December 30,	December 29,	December 30,
	2018	2017	2018	2017
Portable Audio Products	$288,640	$438,650	$824,950	$1,101,099
Non-Portable Audio and Other Products	35,655	44,091	120,133	127,914
	$324,295	$482,741	$945,083	$1,229,013

15. Subsequent Event

In January 2019, the Board of Directors authorized the repurchase of up to an additional $200 million of the Company’s common stock, in addition to the $50.0 million remaining from the Board’s previous share repurchase authorization in January 2018, described above in Note 13.

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

The Company adopted ASU 2014-09 as of April 1, 2018. The impact of this new guidance on our accounting policies and operating results is described below as well as in Note 2 - Recently Issued Accounting Pronouncements and Note 8 - Revenues. During the nine months ended December 29, 2018, there have been no other significant changes in our “Critical Accounting Policies” included in our fiscal year 2018 Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The FASB issued this update to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key leasing arrangement details.  Lessees would recognize operating leases on the balance sheet under this ASU — with the future lease payments recognized as a liability, measured at present value, and the right-of-use asset recognized for the lease term. A single lease cost would be recognized over the lease term.  For initial terms of less than twelve months, a lessee would be permitted to make an accounting policy election to recognize lease expense for such leases generally on a straight-line basis over the lease term.  This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  The modified retrospective approach was previously the only allowed adoption method. In July 2018, the FASB issued the related ASU 2018-10 - Leases (Topic 842): Targeted Improvements. This ASU offers a new transition adoption method, which will not require adjustments to comparative periods. The Company currently intends to adopt using the latter method in the first quarter of fiscal year 2020. The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’ which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting.  We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for qualifying leases, typically those with terms of less than twelve months, we will not recognize ROU assets or lease liabilities. We also currently expect not to separate lease and non-lease components for all of our leases. We expect that most of our operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon adoption, which will materially increase the total assets and total liabilities that we report relative to such amounts prior to adoption of this ASU.

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

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.     This ASU requires an employer to disaggregate the service cost component from the other components of net benefit cost. It also provides guidance on income statement presentation for service cost and other components of net benefit cost. This ASU is effective for annual periods beginning after December 15, 2017, including interim periods. The Company adopted this ASU in the first quarter of fiscal year 2019. The impact of adoption included the buy-out settlement of the defined benefit pension plan as discussed in Note 9.

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

In August 2018, the Commission adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The final rule was published in the Federal Register on October 4, 2018, effective November 5, 2018. The additional disclosure is not required until the quarterly filing covering the period beginning after the effective date of the amendments, which will be the Company's first quarter fiscal year 2020 filing. The Company is evaluating the impact of this guidance on its financial statements.

Results of Operations
Our fiscal year is the 52- or 53-week period ending on the last Saturday in March. Fiscal year 2018 included 53 weeks, with the extra week included in the third quarter. Fiscal year 2019 is a 52-week fiscal year.

The following table summarizes the results of our operations for the third quarter and first nine months of fiscal years 2019 and 2018, respectively, as a percentage of net sales.  All percentage amounts were calculated using the underlying data in thousands, unaudited:
໿

	Three Months Ended		Nine Months Ended
	December 29,	December 30,	December 29,	December 30,
	2018	2017	2018	2017
Net sales	100%	100%	100%	100%
Gross margin	50%	49%	50%	49%
Research and development	27%	20%	30%	22%
Selling, general and administrative	9%	8%	10%	7%
Income from operations	14%	21%	10%	20%
Interest income	—%	—%	—%	—%
Interest expense	—%	—%	—%	—%
U.K. pension settlement	(4)%	—%	(1)%	—%
Other income (expense)	—%	—%	—%	—%
Income before income taxes	10%	21%	9%	20%
Provision for income taxes	1%	14%	—%	8%
Net income	9%	7%	9%	12%

໿
Net Sales

Net sales for the third quarter of fiscal year 2019 decreased $158.4 million, or 33 percent, to $324.3 million from $482.7 million in the third quarter of fiscal year 2018.  Net sales from our portable audio products decreased $150.0 million, primarily due to reduced unit volumes of portable audio components compared to the previous year. Non-portable audio and other product sales decreased $8.4 million for the quarter versus the comparable period in the prior fiscal year.

Net sales for the first nine months of fiscal year 2019 decreased $283.9 million, or 23 percent, to $945.1 million from $1.2 billion. Net sales from our portable audio products decreased $276.1 million, primarily due to reduced unit volumes of our portable audio components, including digital headset products compared to the previous year, and to a lesser extent, the sale of certain lower average selling price ("ASP") components. Non-portable audio and other product sales decreased $7.8 million for the period.

Sales to non-U.S. customers, principally located in Asia, including sales to U.S.-based end customers that manufacture products through contract manufacturers or plants located overseas, were approximately 98 percent of net sales for each of the third quarters of fiscal year 2019 and 2018, and for each of the first nine months of fiscal years 2019 and 2018. Our sales are denominated primarily in U.S. dollars.  No foreign currency hedging contracts were entered into in the first nine months of fiscal year 2019 or 2018.

Since the components we produce are largely proprietary, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may purchase our products directly from us, through distributors or third-party manufacturers contracted to produce their designs.  For the third quarter of fiscal years 2019 and 2018, our ten largest end customers represented approximately 92 percent and 94 percent of our net sales, respectively. For the first nine months of fiscal years 2019 and 2018, our ten largest end customers represented approximately 91 percent and 93 percent of our net sales, respectively.

We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 83 percent and 86 percent of the Company’s total net sales for each of the third quarters of fiscal years 2019 and 2018, respectively. This same customer represented approximately 81 percent and 82 percent of the Company's total net sales for the first nine months of fiscal years 2019 and 2018.

No other end customer or distributor represented more than 10 percent of net sales for the three and nine months ending December 29, 2018 and December 30, 2017.

For more information, please see Part II—Item 1A—Risk Factors— “We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.”

Gross Margin

Gross margin was 50.3 percent in the third quarter of fiscal year 2019, up from 48.7 percent in the third quarter of fiscal year 2018. The increase was primarily driven by lower manufacturing costs in the current fiscal quarter versus the third quarter of fiscal year 2018.

Gross margin was 50.0 percent for the first nine months of fiscal year 2019, slightly up from 49.5 percent for the first nine months of fiscal year 2018 due to lower manufacturing costs.

Research and Development Expense

Research and development expense for the third quarter of fiscal year 2019 was $88.6 million, a decrease of $8.4 million, or 9 percent, from $97.0 million in the third quarter of fiscal year 2018.  The primary drivers for this decrease were amortization of acquisition-related intangibles, product development costs, due in part to a reduction in contract labor, and employee-related expenses, partially offset by an asset impairment and higher facilities-related costs in the current quarter.

Research and development expense for the first nine months of fiscal year 2019 was $282.9 million, an increase of $12.0 million, or 4 percent, from $270.9 million for the first nine months of fiscal year 2018.  The primary drivers for this increase were salary and employee-related expenses, including facilities-related costs and the absence of the first quarter fiscal year 2018 release of contingent consideration related to a prior acquisition, offset by decreases in product development and tools and supplies costs during the period.

Selling, General and Administrative Expense

Selling, general and administrative expense for the third quarter of fiscal year 2019 was $30.4 million, a decrease of $4.2 million, or 12 percent, from $34.6 million in the third quarter of fiscal year 2018, primarily due to decreased salary and employee-related expenses from the third quarter fiscal year 2018 to the third quarter fiscal year 2019.

Selling, general and administrative expense for the first nine months of fiscal year 2019 was $96.3 million, a slight increase of $0.8 million, or 1 percent, from $95.5 million for the first nine months of fiscal year 2018.

Interest Income
The Company reported interest income of $2.0 million and $5.5 million, for the three and nine months ended December 29, 2018, respectively and $1.2 million and $3.1 million for the three and nine months ended December 30, 2017, respectively. Interest income increased in the current periods due to higher yields on higher average cash, cash equivalents and marketable securities balances, compared to the prior periods.

Interest Expense
The Company reported interest expense of $0.3 million and $0.8 million for the three and nine months ended December 29, 2018, respectively and $0.3 million and $0.9 million for the three and nine months ended December 30, 2017, respectively.  Following the repayment of the Credit Facility described in Note 7 in the first quarter of fiscal year 2018, interest expense consists primarily of unused commitment fees.

U.K. Pension Settlement
The Company settled its defined benefit pension scheme in the third quarter of fiscal year 2019. A settlement loss of $13.8 million was recognized, which was the amount of the previously recorded unamortized actuarial pension loss in AOCI. The loss is presented as a separate line item in the Consolidated Condensed Statement of Income under the caption "U.K. pension settlement". The Company will have no further contribution obligations going forward.
Other Income (Expense)
For the three and nine months ended December 29, 2018, the Company reported $0.1 million in other income and $0.1 million in other expense, respectively and $0.3 million in other income and $0.8 million in other expense for the three and nine months ended December 30, 2017, respectively, primarily related to remeasurement on foreign currency denominated monetary assets and liabilities.

Income Taxes
Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended		Nine Months Ended
	December 29,	December 30,	December 29,	December 30,
	2018	2017	2018	2017
Income before income taxes	$32,314	$104,740	$84,539	$243,112
Provision for income taxes	$2,381	$70,961	$705	$93,121
Effective tax rate	7.4%	67.7%	0.8%	38.3%
Our income tax expense for the third quarter of fiscal year 2019 was $2.4 million compared to $71.0 million in income tax expense for the third quarter of fiscal year 2018, resulting in effective tax rates of 7.4% and 67.7% for the third quarter of fiscal year 2019 and 2018, respectively.  Our income tax expense was $0.7 million for the first nine months of fiscal year 2019 compared to $93.1 million in expense for the first nine months of fiscal year 2018, resulting in effective tax rates of 0.8% and 38.3%, respectively. Our effective tax rates for the third quarter and first nine months of fiscal year 2019 were lower than the federal statutory rate primarily due to U.S. federal research and development tax credit and the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate; our effective tax rate for the first nine months of fiscal year 2019 was further reduced by adjustments recorded to reduce the provisional amount of the Tax Act's transition tax. Our effective tax rates for the third quarter and first nine months of fiscal year 2018 were higher than the federal statutory rate primarily due to the impact of the Tax Act enacted in the third quarter of fiscal year 2018, partially offset by the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate and excess tax benefits from stock-based compensation.

The Tax Act was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate income tax rate from 35.0% to 21.0%, restricted the deductibility of certain business expenses, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax-deferred and created new taxes on certain foreign sourced earnings, among other provisions. In accordance with SEC Staff Accounting Bulletin No. 118 ("SAB 118") we recorded adjustments to the enactment-date effects of the Tax Act. We applied the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Act under ASC 740, Income Taxes, for the following aspects: remeasurement of deferred tax assets and liabilities, one-time transition tax, and tax on global intangible low taxed income ("GILTI"). At December 29, 2018 we have now completed our accounting for all enactment-date income tax effects of the Tax Act. As discussed in Note 10 - Income Taxes, during the first nine months of fiscal year 2019, we recognized adjustments of $11.1 million that decreased the enactment-date provisional amounts recorded at March 31, 2018 and we included those adjustments as a component of income tax expense from continuing operations.

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

Cash generated by operating activities is net income adjusted for certain non-cash items and changes in working capital.  Cash flow from operations was $197.1 million for the first nine months of fiscal year 2019 as compared to $213.0 million for the corresponding period of fiscal year 2018.  The cash flow from operations during the first nine months of fiscal year 2019 was related to the cash components of our net income and a $2.1 million favorable change in working capital, primarily as a result of decreases in inventories and increases in accounts payable, partially offset by increases in accounts receivable.  The cash flow from operations during the corresponding period of fiscal year 2018 was related to the cash components of our net income, offset by a $43.0 million unfavorable change in working capital, primarily as a result of increases in accounts receivable and inventories, offset by an increase in accounts payable.

Net cash used in investing activities was $51.5 million during the first nine months of fiscal year 2019 as compared to $149.2 million used in investing activities during the first nine months of fiscal year 2018.  The cash used in investing activities in the first nine months of fiscal year 2019 is primarily related to capital expenditures and technology investments of $26.1 million and net purchases of marketable securities of $25.3 million.  The cash used in investing activities in the corresponding period in fiscal year 2018 was primarily related to net purchases of marketable securities of $87.3 million, and capital expenditures and technology investments of $41.7 million. In addition, the Company purchased certain tangible and intangible assets for $20.2 million as part of a technology acquisition.

Net cash used in financing activities was $162.0 million during the first nine months of fiscal year 2019.  The cash used during the first nine months of fiscal year 2019 was primarily associated with stock repurchases of $150.0 million.  The cash used in financing activities was $188.3 million for the first nine months of fiscal year 2018.  The use of cash during the first nine months of fiscal year 2018 was primarily associated with stock repurchases during the same period of $115.6 million and $60.0 million in payments against the Company's long-term revolver.

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
Revolving Credit Facilities

On July 12, 2016, Cirrus Logic entered into an amended and restated credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto, for the purpose of refinancing an existing credit facility and providing ongoing working capital. The Credit Agreement provides for a $300 million senior secured revolving credit facility (the “Credit Facility”). The Credit Facility matures on July 12, 2021. The Credit Facility is required to be guaranteed by all of Cirrus Logic’s material domestic subsidiaries (the “Subsidiary Guarantors”). The Credit Facility is secured by substantially all of the assets of Cirrus Logic and any Subsidiary Guarantors, except for certain excluded assets.

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

As of December 29, 2018, the Company had no amounts outstanding under the Credit Facility and was in compliance with all covenants under the Credit Agreement.
Westfield House Building
The Company has been exploring opportunities to sell the previously-acquired Wolfson headquarters in Edinburgh, Scotland U.K. ("Westfield House"). The value of the Westfield House building is currently included in "Property and Equipment, net" on the Consolidated Condensed Balance Sheet. Any proceeds from the potential sale will be recorded when the transaction is complete.

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
Based upon the evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were effective as of December 29, 2018.
Changes in control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 29, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer, or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business.  For the first nine months of fiscal years 2019 and 2018, our ten largest customers represented approximately 91 percent and 93 percent, respectively, of our net sales.  We had one end customer, Apple Inc. that purchased through multiple contract manufacturers and represented approximately 81 percent and 82 percent of the Company’s total net sales for the first nine months of fiscal years 2019 and 2018, respectively.

We had no distributors that represented more than 10 percent of our sales for the nine month period ending December 29, 2018, or December 30, 2017.  No other end customer or distributor represented more than 10 percent of net sales for the nine month period ending December 29, 2018, or December 30, 2017.

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

If we fail to attract, hire and retain qualified personnel, especially design engineering and technical personnel, we may not be able to develop, market, or sell our products or successfully manage our business.

Competition for highly qualified personnel in our industry is intense. There are only a limited number of individuals in the job market with the requisite skills. We have recently encountered more intense competition for qualified design engineering and technical personnel, particularly in Austin, Texas, where these skills are in high demand. In addition, changes in immigration laws and regulations, or the administration or enforcement of such laws or regulations, can also impair our ability to attract and retain qualified personnel. The loss of the services of key personnel or our inability to hire new personnel with the requisite skills could restrict our ability to develop new products or enhance existing products in a timely manner, sell products to our customers, or manage our business effectively.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended December 29, 2018 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 30, 2018 - October 27, 2018	—	$—	—	$—
October 28, 2018 - November 24, 2018	1,409	39.03	1,409	50,003
November 25, 2018 - December 29, 2018	—	—	—	—
Total	1,409	$39.03	1,409	$50,003
(1) The Company currently has one active share repurchase program: the $200 million share repurchase program authorized by the Board of Directors in January 2018. The repurchases are to be funded from existing cash and intended to be effected from time to time in accordance with applicable securities laws through the open market or in privately negotiated transactions. The timing of the repurchases and the actual amount purchased depend on a variety of factors including general market and economic conditions and other corporate considerations. The program does not have an expiration date, does not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company's discretion. The Company repurchased 1.4 million shares of its common stock for $55.0 million during the third quarter of fiscal year 2019. All of these shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of December 29, 2018.

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

CIRRUS LOGIC, INC.

Date:	January 30, 2019	/s/ Thurman K. Case

Thurman K. Case

Vice President, Chief Financial Officer and Principal Accounting Officer