Form 10-K
period 2019-03-30
CIRRUS LOGIC INC
filed 2019-05-24
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 30, 2019
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
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.001 par value	CRUS	The NASDAQ Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐        NO  ☑
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $1,498,568,379 based upon the closing price reported on the NASDAQ Global Select Market as of September 29, 2018. Stock held by directors, officers and stockholders owning 5 percent or more of the outstanding common stock were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.
As of May 21, 2019, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 58,325,259.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the registrant’s proxy statement for its annual meeting of stockholders to be held August 2, 2019 is incorporated by reference in Part II – Item 5 and Part III of this Annual Report on Form 10-K.

CIRRUS LOGIC, INC.
FORM 10-K
For The Fiscal Year Ended March 30, 2019

PART I
ITEM 1.  Business
Cirrus Logic, Inc. (“Cirrus Logic,” “We,” “Us,” “Our,” or the “Company”) is a leader in high-performance, low-power integrated circuits (“ICs”) for audio, voice and other signal-processing applications. Cirrus Logic’s products span the entire audio signal chain, from capture to playback, providing innovative components for the world’s top smartphones, tablets, digital headsets, wearables and emerging smart home applications.
We were incorporated in California in 1984, became a public company in 1989 and were reincorporated in the State of Delaware in February 1999. Our primary facility housing engineering, sales and marketing, and administrative functions is located in Austin, Texas. We also have offices in various other locations in the United States, United Kingdom, Spain, Australia, the People’s Republic of China, South Korea, Japan, Singapore, and Taiwan. Our common stock, which has been publicly traded since 1989, is listed on the NASDAQ's Global Select Market under the symbol CRUS.
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
Company Strategy
Cirrus Logic targets growing markets where we can leverage our expertise in analog and mixed-signal processing to solve complex problems.  Our approach has been to develop custom and general market components that embody our latest innovations, which we use to engage key players in a particular market or application.  We focus on building strong engineering relationships with our customers’ product teams and work to develop highly differentiated components that address their technical and price requirements across product tiers. Many of our products include programmable aspects and are comprised of our best-in-class hardware which incorporates software algorithms from some combination of our own intellectual property (“IP”), algorithms that have been ported to our platform by an ecosystem of third-party partners, and our customers’ IP. When we have been successful with this approach, one initial design win has often expanded into additional products. This strategy gives us the opportunity to increase our content with a customer over time through the incorporation of new features, the integration of other system components into our products and the addition of new components.
Markets and Products
The following provides a detailed discussion regarding our portable and non-portable and other product lines. We have renamed our product lines from "Portable Audio Products" and "Non-Portable Audio and Other Products" to reflect the Company’s broadening portfolio of products beyond audio into other adjacent markets such as haptics.
Portable Products:  High-precision analog and mixed-signal components designed for mobile devices including smartphones, tablets, digital headsets, speakers and wearables.
Non-Portable and Other Products:  High-precision analog and mixed-signal components targeting the automotive, energy, and industrial markets, and non-mobile consumer markets, including the emerging smart home market.

PORTABLE PRODUCTS
We are a leading supplier of analog and mixed-signal converter, interface, amplifier and other signal-processing products in many of today’s mobile applications.  We have an extensive portfolio of products that target flagship and mid-tier devices, including “codecs” - chips that integrate analog-to-digital converters (“ADCs”) and digital-to-analog converters (“DACs”) into a single IC, “smart codecs” - codecs with digital signal processing integrated, boosted amplifiers, micro-electromechanical systems (“MEMS”) microphones, haptic drivers, as well as standalone digital signal processors (“DSPs”).  Additionally, the Company’s SoundClear® technology consists of a broad portfolio of tools, software and algorithms that help to differentiate our customers’ products by improving the user experience with features such as enhanced voice quality, voice capture and audio playback.  Our products are designed for use in a wide array of portable applications, including smartphones, tablets, digital headsets, speakers, wearables, such as smart watches and smart bands, VR headsets and action cameras.

NON-PORTABLE AND OTHER PRODUCTS
We provide high-precision analog and mixed-signal ICs for a variety of products in the automotive, energy, industrial, and non-mobile consumer markets, including the emerging smart home market.  The Company supplies a wide range of products including codecs, ADCs, DACs, digital interfaces and amplifiers.  Within the consumer market our products are utilized in laptops, audio/video receivers (AVRs”), home theater systems, set-top boxes, musical instruments and professional audio products. Applications for products in the automotive market include satellite radio systems, telematics and multi-speaker car-audio systems.  Our products are also used in a wide array of high-precision industrial and energy-related applications including digital utility meters, power supplies, energy control, energy measurement, and energy exploration applications.
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
Since the components we produce are largely proprietary and generally not available from second sources, we generally consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, through distributors or third party manufacturers contracted to produce their designs. For fiscal years 2019, 2018, and 2017, our ten largest end customers, represented approximately 91 percent, 92 percent, and 92 percent, of our sales, respectively. For fiscal years 2019, 2018, and 2017, we had one end customer, Apple, Inc., who purchased through multiple contract manufacturers and represented approximately 78 percent, 81 percent, and 79 percent, of the Company’s total sales, respectively. No other customer or distributor represented more than 10 percent of net sales in fiscal years 2019, 2018, or 2017.
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

Patents, Licenses and Trademarks
We rely on patent, copyright, trademark, and trade secret laws to protect our intellectual property, products, and technology. As of March 30, 2019, we held approximately 3,300 pending and issued patents worldwide, which include approximately 1,100 granted U.S. patents, 450 U.S. pending patent applications and various international patents and applications. Our U.S. patents expire in calendar years 2019 through 2039. While our patents are an important element of our success, our business as a whole is not dependent on any one patent or group of patents. We do not anticipate any material effect on our business due to any patents expiring in 2019, and we continue to obtain new patents through our ongoing research and development.
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
The Company operates and tracks its results in one reportable segment, but reports revenue performance in two product lines: Portable and Non-Portable and Other. Our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources, rather than detailed information at a product line level. Additionally, our product lines have similar characteristics and customers. They share operations support functions such as sales, public relations, supply chain management, various research and development and engineering support, in addition to the general and administrative functions of human resources, legal, finance and information technology. Therefore, there is no discrete financial information maintained for these product lines.
See Note 16 — Segment Information, of the Notes to Consolidated Financial Statements contained in Item 8 for further details including sales by product line, as well as sales and property, plant and equipment, net, by geographic locations.
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
While no single company competes with us in all of our product lines, we face significant competition in all markets where our products are available. Within Portable, Cirrus Logic is a leading IC supplier with the complete end-to-end solution from capture to playback including amplifiers, codecs, DSP and MEMS microphones. We expect to face additional competition from new entrants in our markets, which may include both large domestic and international IC manufacturers and smaller, emerging companies. Our primary competitors include, but are not limited to AAC Technologies, AKM Semiconductor Inc., Analog Devices Inc., Austriamicrosystems AG, Dialog Semiconductor PLC, DSP Group, ESS Technology, Inc., GoerTek Inc., Infineon Technologies AG, Knowles Corporation, Maxim Integrated Products Inc., NXP Semiconductors N.V., Qualcomm Incorporated, Realtek Semiconductor Corporation, Skyworks Solutions Inc. (through its recent acquisition of Avnera Corp.), ST Microelectronics N.V., Synaptics Incorporated and Texas Instruments, Inc.
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

Product life cycles may vary greatly by product category. For example, many portable audio devices have shorter design-in cycles; therefore, our competitors have increasingly frequent opportunities to achieve design wins in next-generation systems. Conversely, this also provides us frequent opportunities to displace competitors in products that have previously not utilized our design. The non-portable and other markets typically have longer life cycles, which provide continued revenue streams over longer periods of time.
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
Employees
As of March 30, 2019, we had 1,551 full-time employees. Of our full-time employees, 70 percent were engaged in research and product development activities, 25 percent in sales, marketing, general and administrative activities, and 5 percent in manufacturing-related activities. We also employ individuals on a temporary basis and use the services of contractors as necessary, particularly in our software development and test organization. Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering, and administrative personnel.
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
While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer, or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business. For the twelve-month periods ending March 30, 2019, March 31, 2018, and March 25, 2017, our ten largest end customers represented approximately 91 percent, 92 percent, and 92 percent of our sales, respectively. For the twelve-month periods ending March 30, 2019, March 31, 2018, and March 25, 2017, we had one end customer, Apple Inc., who purchased through multiple contract manufacturers and represented approximately 78 percent, 81 percent and 79 percent of the Company’s total sales, respectively.
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

Our customers, particularly in the portable market, could potentially transition to different audio architectures, develop their own competing technologies and integrated circuits, or integrate the functionality that our integrated circuits and software have historically provided into other components in their audio systems. In addition, some of the audio and voice functionality that we have historically provided could be performed outside of our customers’ end product — for example, through the use of “cloud-based” systems to perform audio and voice processing. If our customers were to transition to these different system architectures, our results of operations could be adversely affected by the elimination of the need for our current technology and products, resulting in reduced average selling prices for our components and loss of revenue.
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

Our results may be affected by fluctuation in sales in the consumer electronics and smartphone markets.
Because we sell products primarily in the consumer electronics and smartphone markets, we are likely to be affected by any decrease in demand or unit volumes, seasonality in the sales of our products, and the cyclical nature of these markets. We have experienced, and expect to continue to experience, slowing growth in a maturing smartphone market, due to among other factors, market saturation in developed countries, lengthening replacement cycles, and a growing market for refurbished devices. Further, a decline in consumer confidence and consumer spending relating to economic conditions, terrorist attacks, armed conflicts, oil prices, global health conditions, natural disasters, and/or the political stability of countries in which we operate or sell products could have a material adverse effect on our business.
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
We continue increasing our investment in our MEMS microphone business to add manufacturing capability. We have limited experience in high volume manufacturing in this market, which leads to a number of risks, including risks related to technology, customers, competition, margins, and other industry specific issues.
We are continuing to increase our investment in our MEMS microphone business. This is a competitive market with historically lower gross margins than our existing businesses. In addition, our MEMS microphone business involves different manufacturing technologies, materials, and processes than our traditional semiconductor businesses. Therefore, our investment in new markets in which we have limited experience in high volume manufacturing in those markets increases risks related to technology, customers, competitors, and other industry specific issues. These risks are further compounded by the recent transition of our MEMS microphone supply chain to Taiwan, which we expect will enable us to meet the high unit volume and performance requirements of our target markets.
Further, there can be no assurance that we will generate the expected returns and other projected results we anticipate.  For example, we may not be successful in this market or we may incur costs in excess of what we anticipate and the product line may generate lower gross margins and/or profitability than our existing businesses.
Our products are increasingly complex and could contain defects, which could result in material costs to us.
Product development in the markets we serve is becoming more focused on the integration of multiple functions on individual devices. There is a general trend towards increasingly complex products, including software or firmware developed by Cirrus Logic and/or third parties. The greater integration of functions and complexity of operations of our products increases the risk that we or our customers or end users could discover latent defects or subtle faults after volumes of product have been shipped. Quality and reliability issues could result in material costs and other adverse consequences to us, including, but not limited to:

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
In addition, any defects or other problems with our products could result in financial losses or other damages to our customers who could seek damages from us for their losses. A product liability or warranty claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend. In particular, the sale of systems and components that are incorporated into certain applications for the automotive industry and/or secure applications using our voice biometrics solutions involves a high degree of risk that such claims may be made.

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
In general, we rely on customers issuing purchase orders to buy our products rather than long-term supply contracts. Customers may cancel or reschedule orders on short notice without incurring significant penalties. This risk is potentially heightened for those customers with whom we have less experience regarding the reliability of their forecasts. Therefore, cancellations, reductions, or delays of orders from any significant customer could have a material adverse effect on our business, financial condition, and results of operations.
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
We compete in a number of markets. Our principal competitors in these markets include AAC Technologies, AKM Semiconductor Inc., Analog Devices Inc., ams AG, Dialog Semiconductor PLC, DSP Group, ESS Technology, Inc., GoerTek Inc., Infineon Technologies AG, Knowles Corporation, Maxim Integrated Products Inc., NXP Semiconductors N.V., Qualcomm Incorporated, Realtek Semiconductor Corporation, Skyworks Solutions Inc., (through its recent acquisition of Avnera Corp.), ST Microelectronics N.V., Synaptics Incorporated and Texas Instruments, Inc. Many of these competitors have greater financial, engineering, manufacturing, marketing, technical, distribution, and other resources; broader product lines; and broader intellectual property portfolios. We also expect intensified competition from emerging companies and from customers who develop their own IC products. In addition, some of our current and future competitors maintain their own fabrication facilities, which could benefit them in connection with cost, capacity, and technical issues.
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
Our future success depends in part on our ability to transition our current development and production efforts to advanced manufacturing process technologies. We are currently making a significant investment to transition our products and intellectual property to next-generation circuit geometries of 28 nanometer and smaller. To the extent that we do not timely transition to smaller geometries, experience difficulties in shifting to smaller geometries, or have significant quality or reliability issues at these smaller geometries, our results could be materially adversely affected.

System security risks, data protection breaches, cyber-attacks and other related cyber security issues could disrupt our internal operations and/or supply chain, and any such disruption could increase our expenses, damage our reputation and adversely affect our stock price.
Security measures at Cirrus Logic and/or within our manufacturing and supply chain are subject to third-party security breaches, employee error, malfeasance, faulty password management, and other irregularities. We manage and store various proprietary information and sensitive or confidential data relating to our business. In addition, we manage and store a significant amount of proprietary and sensitive or confidential information from third parties, such as our customers. Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise such confidential information, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our websites, products or otherwise exploit any security vulnerabilities.
Our development and sale of security-related products, such as voice biometric solutions, may make us a particularly attractive target of cyber-attacks. Experienced computer programmers or other sophisticated individuals or entities may attempt to penetrate our networks in an effort to undermine or disclose information related to the design and security of our voice biometrics products. Any failure to prevent or mitigate security breaches and improper access to the algorithms, techniques, or authentication keys used in our voice biometrics solution could harm our business reputation, diminish our competitive position in that market, and expose us to significant expense and liability associated with a customer's implementation of our solution.
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
International sales represented 98 percent of our net sales in each of fiscal years 2019, 2018, and 2017. We expect international sales to continue to represent a significant portion of product sales. This reliance on international sales subjects us to the risks of conducting business internationally, including risks associated with political and economic instability, global health conditions, currency controls, exchange rate fluctuations and changes in import/export regulations, and tariff and freight rates. For example, the political or economic instability in a given region may have an adverse impact on the financial position of end users in the region, which could affect future orders and harm our results of operations. Our international sales operations involve a number of other risks including, but not limited to:

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

Changes in government trade policies, including the imposition of tariffs and export restrictions, could have an adverse impact on our business operations and sales.

The United States has recently enacted changes in government trade policies that could adversely impact our ability to sell products in certain countries, particularly in China. For example, in 2018 and 2019 the U.S. government imposed tariffs on certain Chinese imports and, in return, the Chinese government has imposed or proposed tariffs on certain U.S. products. Additionally, export restrictions imposed by the U.S. government may require us to suspend our business with certain international customers if we conclude or are notified by the U.S. government that such business presents a risk of noncompliance with U.S. regulations. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the U.S. and other countries, what products may be subject to such actions, or what actions may be taken by other countries in response. It also may not be possible to anticipate the timing or duration of such tariffs, export restrictions, or other U.S. regulatory actions. These government trade policies may materially adversely affect our sales and operations with current customers as well as impede our ability to develop relationships with new customers.

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
On June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (the “E.U.”), commonly referred to as “Brexit.”  Following the referendum result, the British government invoked Article 50 of the Lisbon Treaty on March 29, 2017. The date by which the U.K. is to withdraw from the E.U. has been extended to October 31, 2019. It is still unknown what the terms of the U.K.'s withdrawal will be, but it is possible that there will be greater restrictions on immigration between the U.K. and E.U. countries that make it more difficult to staff our U.K. operations, changes in tax laws that negatively impact our effective tax rate, restrictions on imports and exports between the U.K. and E.U. member states, and increased regulatory complexities. These changes may adversely affect our operations and financial results.

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
Our insurance policies may not be adequate to fully offset losses from covered incidents, and we do not have coverage for certain losses. For example, there is limited coverage available with respect to the services provided by our third-party foundries and assembly and test subcontractors. Although we believe that our existing insurance coverage is consistent with common practices of companies in our industry, our insurance coverage may be inadequate to protect us against product recalls, natural disasters, cybersecurity attacks, and other unforeseen catastrophes that could adversely affect our financial condition and results of operations.

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
Competition for highly qualified personnel in our industry is intense. The number of technology companies in the geographic areas in which we operate is greater than it has been historically and we expect competition for qualified personnel to intensify. There are only a limited number of individuals in the job market with the requisite skills. Furthermore, changes in immigration laws and regulations, or the administration or enforcement of such laws or regulations, can also impair our ability to attract and retain qualified personnel. Our Human Resources organization focuses significant efforts on attracting and retaining individuals in key technology positions. The loss of the services of key personnel or our inability to hire new personnel with the requisite skills or to assimilate talent could restrict our ability to develop new products or enhance existing products in a timely manner, sell products to our customers, or manage our business effectively.

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
On August 29, 2014, we entered into a credit agreement (the “Credit Agreement”), which provides for a $250 million senior secured revolving credit facility. On July 12, 2016, we amended the Credit Agreement to increase the facility to $300 million. As of March 30, 2019, the Company did not have an outstanding balance under the facility. The credit facility matures on July 12, 2021. To the extent the Company has an outstanding balance, our ability to repay the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive, regulatory and other factors, some of which are beyond our control.  Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations or to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, or refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any indebtedness will depend on the capital markets and our financial condition at such time.  We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Credit Agreement.
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

▪	announcements regarding technological innovations or new products by us or our competitors;

▪	announcements by us of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;

▪	announcements by us of significant divestitures or sale of certain assets or intellectual property;

▪	litigation arising out of a wide variety of matters, including, among others, employment matters and intellectual property matters;

▪	departure of key personnel;

▪	a significant stockholder selling for any reason;

▪	general conditions in the IC industry; and

▪	general market conditions and interest rates.
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
We currently own our U.S. headquarters and research facility in Austin, Texas. The ownership of our U.S. properties subjects us to the risks of owning real property, which may include:

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
ITEM 1B.  Unresolved Staff Comments
None.
ITEM 2.  Properties
As of March 30, 2019, our principal facilities are located in Austin, Texas and Edinburgh, Scotland, United Kingdom. The Austin facilities, which we own, consist of approximately 155,000 square feet of office space and are primarily occupied by research and development personnel and testing equipment. In addition, our failure analysis and reliability facility occupies approximately 27,000 square feet.
Additionally, we have various leased facilities in Austin, Texas, consisting of approximately 157,000 square feet. This includes approximately 151,000 square feet of leased space that houses a mixture of administrative personnel as well as research and development personnel.
In connection with our acquisition of Wolfson Microelectronics (“Wolfson”) on August 21, 2014, we acquired Wolfson’s corporate headquarters located in Edinburgh, Scotland, United Kingdom. This building consisted of approximately 50,000 square feet of office space. We sold this building in the fourth quarter of fiscal year 2019 and recorded a $4.9 million gain on the sale. This gain is presented as a separate line item in the Consolidated Statements of Income as “Gain on sale of assets”. Additionally, we lease approximately 110,000 square feet of office space and 27,000 square feet of high quality lab space in Edinburgh. See further details below in Results of Operation.
Below is a detailed schedule that identifies our principal locations of occupied leased and owned property as of March 30, 2019, with various lease terms through calendar year 2028. We believe that these facilities are suitable and adequate to meet our current operating needs.

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
As of May 21, 2019, there were approximately 422 holders of record of our common stock.
The information under the caption “Equity Compensation Plan Information” in the proxy statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on August 2, 2019 (the “Proxy Statement”) is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended March 30, 2019 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
December 30, 2018 - January 26, 2019	—	$—	—	$—
January 27, 2019 - February 23, 2019	258	38.69	258	40,003
February 24, 2019 - March 30, 2019	—	—	—	—
Total	258	$38.69	258	$40,003
(1) The Company currently has two active share repurchase programs: the 2018 share repurchase program, with a remaining $40.0 million available for repurchase as of March 30, 2019, and the $200 million share repurchase program authorized by the Board of Directors in January 2019. The Company repurchased 0.3 million shares of its common stock for $10.0 million during the fourth quarter of fiscal year 2019. All of these shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of March 30, 2019. The repurchases are to be funded from existing cash and intended to be effected from time to time in accordance with applicable securities laws through the open market or in privately negotiated transactions. The timing of the repurchases and the actual amount purchased depend on a variety of factors including general market and economic conditions and other corporate considerations. The programs do not have an expiration date, do not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company's discretion.

Stock Price Performance Graph
The following graph and table show a comparison of the five-year cumulative total stockholder return, calculated on a dividend reinvestment basis, for Cirrus Logic, the Standard & Poor’s 500 Composite Index (the “S&P 500 Index”), and the Semiconductor Subgroup of the Standard & Poor’s Electronics Index (the “S&P 500 Semiconductors Index”).

	3/29/2014	3/28/2015	3/26/2016	3/25/2017	3/31/2018	3/30/2019
Cirrus Logic, Inc.	100.00	170.54	176.59	307.68	208.15	215.52
S&P 500 Index	100.00	113.23	114.28	134.41	154.48	169.15
S&P 500 Semiconductors Index	100.00	126.57	127.51	176.08	243.18	254.93

(1)
The graph assumes that $100 was invested in our common stock and in each index at the market close on March 29, 2014, and that all dividends were reinvested. No cash dividends were declared on our common stock during the periods presented.

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

	Fiscal Years
	2019	2018	2017	2016	2015
	(1)	(1)	(1)
Net sales	$1,185,524	$1,532,186	$1,538,940	$1,169,251	$916,568
Net income	89,991	161,995	261,209	123,630	55,178
Basic earnings per share	$1.50	$2.55	$4.12	$1.96	$0.88
Diluted earnings per share	$1.46	$2.46	$3.92	$1.87	$0.85
Financial position at year end:
Cash, cash equivalents, restricted investments and marketable securities	$445,323	$434,500	$450,979	$250,006	$260,719
Total assets	1,352,640	1,430,117	1,413,470	1,181,883	1,148,778
Working capital	509,443	473,465	631,853	378,005	275,335
Long-term liabilities	96,860	128,180	117,703	194,276	215,429
Total stockholders’ equity	$1,140,240	$1,161,728	$1,151,692	$859,483	$756,771

(1)
Refer to the consolidated financial statements and the Notes thereto contained in Item 8 of this Form 10-K for fiscal years 2019, 2018, and 2017, for an expanded discussion of factors that materially affect the comparability of the information reflected in the selected consolidated financial data presented above.

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

▪
We recognize revenue upon the transfer of promised goods or services to customers, in an amount that reflects the consideration the Company expects to be entitled in exchange for those goods or services. See Note 2 - Summary of Significant Accounting Policies - Revenue Recognition of the Notes to Consolidated Financial Statements contained in Item 8 for discussion on the identification of the Company's performance obligations and determination of transaction price, including treatment of rebates, right of returns, warranties, price protection and stock rotation.

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

▪
The Company evaluates goodwill and other intangible assets. Goodwill is recorded at the time of an acquisition and is calculated as the difference between the total consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The Company tests goodwill and other intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management’s assessment of qualitative factors to determine whether it is more likely than not that goodwill and other intangible assets are impaired. If management concludes from its assessment of qualitative factors that it is more likely than not that impairment exists, then a quantitative impairment test will be performed involving management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in these evaluations. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. The Company has recorded no goodwill impairments in fiscal years 2019, 2018, and 2017. There were no material intangible asset impairments in fiscal years 2019, 2018, and 2017.

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

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606). The purpose of this ASU is to converge revenue recognition requirements per U.S. GAAP and International Financial Reporting Standards (“IFRS”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date after public comment supported a proposal to delay the effective date of this ASU to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company completed the process of reviewing our customers’ contracts in respect of performance obligation identification and satisfaction, pricing, warranties, and return rights, among other considerations, in the first quarter of fiscal year 2019. According to the standard, the Company could adopt by full retrospective method, which applies retrospectively to each prior period presented, or by modified retrospective method with the cumulative effect adjustment recognized in beginning retained earnings as of the date of adoption. The Company adopted this standard using the modified retrospective adoption method in the first quarter of fiscal year 2019 with no income statement impact, and therefore no beginning retained earnings impact. See Note 2 - Summary of Significant Accounting Policies - Revenue Recognition as well as Note 8 - Revenues for additional details.
The effects of the changes made to our balance sheet at adoption were as follows (in thousands):

	Balance at March 31, 2018	Impact from ASU 2014-09 Adoption	Balance at April 1, 2018
Financial statement line item:
Accounts receivable	$100,801	$5,539	$106,340
Inventories	205,760	(391)	205,369
Other current assets	13,877	391	14,268
Other accrued liabilities	$(12,657)	$(5,539)	$(18,196)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The FASB issued this update to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key leasing arrangement details. Lessees would recognize operating leases on the balance sheet under this ASU - with the future lease payments recognized as a liability, measured at present value, and the right-of-use (“ROU”) asset recognized for the lease term. A single lease cost would be recognized over the lease term. For initial terms of less than twelve months, a lessee would be permitted to make an accounting policy election to recognize lease expense for such leases generally on a straight-line basis over the lease term. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The modified retrospective approach was previously the only allowed adoption method.
In July 2018, the FASB issued the related ASU 2018-10 - Leases (Topic 842): Targeted Improvements. This ASU offers a new transition adoption method, which will not require adjustments to comparative periods. The Company adopted using the latter method in the first quarter of fiscal year 2020. The new standard provides a number of optional practical expedients in transition. We elected the use-of-hindsight practical expedient and the ‘package of practical expedients’ which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. This means, for qualifying leases, typically those with terms of less than twelve months, we will not recognize ROU assets or lease liabilities. We also do not separate lease and non-lease components for all classes of assets. Most of our operating lease commitments were subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon adoption, which will materially increase the total assets and total liabilities that we report relative to such amounts prior to adoption of this ASU.
On adoption, we recognized additional operating liabilities of approximately $158.0 million, with corresponding ROU assets based on the present value of the remaining minimum rental payments under current leasing contracts for existing operating leases. In addition, existing capitalized initial direct costs of $2.8 million and accrued lease payments of $11.1 million were reclassified from prepayments and accruals to the ROU asset, resulting in a ROU asset of $149.7 million. There was no income statement impact on adoption.
In applying the use-of-hindsight practical expedient, we re-assessed whether we were reasonably certain to exercise extension options within our lease agreements. This resulted in the lease term being extended on a number of leases. The previously capitalized initial direct costs and lease creditor were recalculated assuming these extended lease terms had always applied, resulting in an adjustment of $1.0 million to opening retained earnings on transition.
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
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires an employer to disaggregate the service cost component from the other components of net benefit cost. It also provides guidance on income statement presentation for service cost and other components of net benefit cost. This ASU is effective for annual periods beginning after December 15, 2017, including interim periods. The Company adopted this ASU in the first quarter of fiscal year 2019. The impact of adoption included the buy-out settlement of the defined benefit pension plan, discussed further in Note 9.
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
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees and will apply to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted. The Company intends to adopt this guidance in the first quarter of fiscal year 2020, but does not expect a material impact to the financial statements.
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
In August 2018, the Commission adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The final rule was published in the Federal Register on October 4, 2018, effective November 5, 2018. The additional disclosure is not required until the quarterly filing covering the period beginning after the effective date of the amendments, which will be the Company's first quarter fiscal year 2020 filing. The Company is evaluating the impact of this guidance on its financial statements, but does not expect a material impact to the financial statements upon adoption.
Overview
Cirrus Logic develops high-precision analog and mixed-signal ICs for a broad range of innovative customers. We track operating results in one reportable segment, but report revenue performance by product line, currently portable and non-portable and other products. In fiscal year 2019, the Company significantly increased our penetration of the AndroidTM market, driven by demand for our boosted amplifiers, broadened our customer base, and executed on new product development activities. The Company also made progress with our longer-term investments in MEMS microphones and voice biometrics as customer engagements increased and evaluation activity continued. With an extensive product roadmap spanning audio, voice and other adjacent markets such as haptics, we are dedicated to delivering differentiated products that we believe will enable us to capitalize on the increasing demand for complex analog and mixed-signal processing, which we expect to drive our long-term success.
Fiscal Year 2019
Fiscal year 2019 net sales of $1.19 billion represented a decrease over fiscal year 2018 net sales of $1.53 billion. Portable product line sales of $1.03 billion in fiscal year 2019 decreased from fiscal year 2018 sales of $1.36 billion, attributable primarily to reduced unit volumes of our portable products shipping in smartphones, which was partially offset by increased amplifier sales at Android customers. Non-portable and other product line sales of $153.5 million represented an 8.8 percent decrease from fiscal year 2018 sales of $168.3 million.
Overall, gross margin for fiscal year 2019 was 50.4 percent. The increase in gross margin for fiscal year 2019 was primarily due to more favorable product mix on certain portable products, and, to a lesser extent, supply chain efficiencies in the current fiscal year versus the prior year. The Company’s number of employees decreased to 1,551 as of March 30, 2019. The Company achieved net income of $90.0 million in fiscal year 2019, which included an income tax provision in the amount of $3.8 million.

Fiscal Year 2018
Fiscal year 2018 net sales of $1.53 billion represented a slight decrease over fiscal year 2017 net sales of $1.54 billion. Portable product line sales of $1.36 billion in fiscal year 2018 decreased slightly over fiscal year 2017 sales of $1.37 billion, attributable primarily to lower ASP components at a key Android OEM and ASP reductions on certain other portable products, partially offset by increased smartphone sales volumes. Non-portable and other product line sales of $168.3 million represented a 1.9 percent increase from fiscal year 2017 sales of $165.1 million.
Overall, gross margin for fiscal year 2018 was 49.6 percent. The increase in gross margin for fiscal year 2018 was primarily due to supply chain efficiencies versus fiscal year 2017. The Company’s number of employees increased to 1,596 as of March 31, 2018. The Company achieved net income of $162.0 million in fiscal year 2018, which included an income tax provision in the amount of $103.1 million.
Fiscal Year 2017
Fiscal year 2017 net sales of $1.54 billion represented a 32 percent increase over fiscal year 2016 net sales of $1.17 billion. Portable product line sales of $1.37 billion in fiscal year 2017 represented a 39 percent increase over fiscal year 2016 sales of $989.1 million, attributable primarily to significant increases in the sales of smart codecs and boosted amplifiers for the period, which was partially offset by a reduction in revenue generated by certain general market smart codecs as a leading AndroidTM customer reverted to a dual sourcing strategy on core chipsets. Non-portable and other product line sales of $165.1 million represented an 8 percent decrease from fiscal year 2016 sales of $180.2 million.
Overall, gross margin for fiscal year 2017 was 49.2 percent. The increase in gross margin for fiscal year 2017 was primarily due to higher volumes and supply chain efficiencies versus fiscal year 2016. The Company’s number of employees increased to 1,444 as of March 25, 2017. The Company achieved net income of $261.2 million in fiscal year 2017, which included an income tax provision in the amount of $53.8 million.

Results of Operations
The following table summarizes the results of our operations for each of the past three fiscal years as a percentage of net sales. All percentage amounts were calculated using the underlying data, in thousands:

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	March 25, 2017
Net sales	100%	100%	100%
Gross margin	50%	50%	49%
Research and development	32%	24%	20%
Selling, general and administrative	11%	9%	8%
Gain on sale of assets	(1)%	—%	—%
Asset impairment	—%	—%	—%
Income from operations	8%	17%	21%
Interest income	1%	—%	—%
Interest expense	—%	—%	—%
U.K. pension settlement	(1)%	—%	—%
Other expense	—%	—%	—%
Income before income taxes	8%	17%	21%
Provision for income taxes	—%	6%	4%
Net income	8%	11%	17%

Net Sales
We report sales in two product categories: portable products and non-portable and other products. Our sales by product line are as follows (in thousands):

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	March 25, 2017
Portable Products	$1,032,049	$1,363,876	$1,373,848
Non-Portable and Other Products	153,475	168,310	165,092
	$1,185,524	$1,532,186	$1,538,940
Net sales for fiscal year 2019 decreased by 22.6% percent, to $1.19 billion from $1.53 billion in fiscal year 2018. The decrease in net sales reflects a $331.8 million decrease in portable product sales and a $14.8 million decrease in non-portable and other product sales. The portable product line experienced a decrease in net sales attributable to a reduction in sales of portable products shipping in smartphones, along with digital headsets and adaptors, which was partially offset by increased amplifier sales at Android customers. Non-portable and other product line sales of $153.5 million represented a 8.8 percent decrease from fiscal year 2018 sales of $168.3 million, which was primarily attributable to decreases in legacy product sales.
Net sales for fiscal year 2018 decreased slightly by 0.4% percent, to $1.53 billion from $1.54 billion in fiscal year 2017. The decrease in net sales reflects a $10.0 million decrease in portable product sales and a $3.2 million increase in non-portable and other product sales. Portable product line sales experienced a decrease in net sales attributable to lower ASP components at a key Android OEM and ASP reductions on certain other portable products, partially offset by increased smartphone sales volumes versus fiscal year 2017. Non-portable and other product line sales of $168.3 million represented a 1.9 percent increase from fiscal year 2017 sales of $165.1 million, which was primarily attributable to increases in computer-related and power meter sales, partially offset by decreases in surround codecs and software sales for the year.
Sales to non-U.S. customers, principally located in Asia, including sales to U.S.-based end customers that manufacture products through contract manufacturers or plants located overseas, were approximately $1.2 billion in fiscal year 2019, and $1.5 billion in fiscal years 2018 and 2017, representing 98 percent of net sales in fiscal years 2019, 2018 and 2017.
Our sales are denominated primarily in U.S. dollars. No foreign currency hedging contracts were entered into in any period presented.

Gross Margin
Overall gross margin of 50.4 percent for fiscal year 2019 reflects an increase from fiscal year 2018 gross margin of 49.6 percent. The increase was primarily attributable to more favorable product mix on certain portable products, and, to a lesser extent, supply chain efficiencies in the current fiscal year versus the prior year. Changes in excess and obsolete inventory charges, including scrapped inventory, and sales of product written down in prior periods did not have a material impact on margin in fiscal year 2019.
Overall gross margin of 49.6 percent for fiscal year 2018 reflects an increase from fiscal year 2017 gross margin of 49.2 percent. The increase was primarily attributable to supply chain efficiencies in the prior fiscal year versus fiscal year 2017. Changes in excess and obsolete inventory charges, including scrapped inventory, and sales of product written down in prior periods did not have a material impact on margin in fiscal year 2018.
Research and Development Expenses
Fiscal year 2019 research and development expenses of $375.1 million reflect an increase of $8.7 million, or 2 percent, from fiscal year 2018. The increase was attributable to an increase in average monthly research and development headcount during fiscal year 2019 versus the prior fiscal year and the associated salary and employee-related expenses, higher facilities and infrastructure-related costs, and fiscal year 2018 adjustments to the contingent consideration, offset by decreases to product development expenses and amortization of acquisition-related intangibles.
Fiscal year 2018 research and development expenses of $366.4 million reflect an increase of $62.7 million, or 21 percent, from fiscal year 2017. The increase was attributable to an 8 percent increase in research and development headcount and the associated salary and employee-related expenses, as well as higher product development expenses, including tape-outs and contract labor, increased amortization of acquisition-related intangibles, and higher facilities and infrastructure-related costs in fiscal year 2018 versus fiscal year 2017 related to the increased headcount. These increases were partially offset by a higher UK Research and Development Expenditure Credit (RDEC) in fiscal year 2018.
Selling, General and Administrative Expenses
Fiscal year 2019 selling, general and administrative expenses of $126.5 million reflect a decrease of $5.3 million, or 4 percent, compared to fiscal year 2018. The decrease was primarily attributable to decreased salary and employee-related expenses in fiscal year 2019.
Fiscal year 2018 selling, general and administrative expenses of $131.8 million reflect an increase of $4.5 million, or 4 percent, compared to fiscal year 2017. The increase was primarily attributable to increased salary and employee-related expenses in fiscal year 2018.
Westfield House
In the fourth quarter of fiscal year 2017, the Company reported an asset impairment charge of $9.8 million related to a building owned by the Company in Edinburgh, Scotland ("Westfield House"). The Company determined that the undiscounted cash flows associated with the property of the asset were less than the carrying value at that time. Considering the fact that the building was no longer used as the primary office space for Edinburgh employees and that market conditions had weakened, the Company hired an independent consultant to assess the fair value of the building. The variance in the assessed valuation amount and the carrying value was recorded in fiscal year 2017 and is presented as a separate line item on the Consolidated Statements of Income under the caption “Asset impairment.”
Subsequently, in fiscal year 2019, market conditions improved and the Company marketed and sold Westfield House in the fourth quarter, for a gain on the sale of $4.9 million - presented as "Gain on sale of assets" on the Consolidated Statements of Income.
Interest Income
Interest income in fiscal years 2019, 2018, and 2017, was $8.0 million, $4.8 million, and $1.7 million, respectively. The increase in interest income in fiscal year 2019 and 2018 was due to higher yields on higher average cash, cash equivalent, and marketable securities balances throughout the year versus the previous year.
Interest Expense
The Company reported interest expense of $1.1 million, $1.2 million and $3.6 million for fiscal years 2019, 2018, and 2017, respectively, primarily as a result of the revolving credit facility and pay down activity, described in Note 7.
U.K. Pension Settlement
The Company settled its defined benefit pension scheme in the third quarter of fiscal year 2019. A settlement loss of $13.8 million was recognized, which was the amount of the previously recorded unamortized actuarial pension loss in AOCI.

The loss is presented as a separate line item in the Consolidated Statements of Income under the caption "U.K. pension settlement". The Company will have no further contribution obligations going forward.
Other Expense
In fiscal years 2019 and 2018, the Company reported $0.2 million and $1.0 million, respectively, in other expense, primarily foreign exchange costs. The corresponding amount in fiscal year 2017 was immaterial.
Provision for Income Taxes
We recorded income tax expense of $3.8 million in fiscal year 2019 on a pre-tax income of $93.7 million, yielding an effective tax rate of 4.0 percent. Our effective tax rate was lower than the U.S. statutory rate of 21.0 percent, primarily due to a decrease in the provisional enactment-date effects of the legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), as well as the U.S. federal research and development tax credit and the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate. This overall decrease was partially offset by an increase in valuation allowance related to certain U.S. federal deferred tax assets and state tax attributes due to the likelihood that they will expire or go unutilized.
The Tax Act was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate income tax rate from 35% to 21%, restricts the deductibility of certain business expenses, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax-deferred, and creates new taxes on certain foreign sourced earnings, among other provisions. We recognized a provisional amount of $60.1 million, which was included as a component of income tax expense from continuing operations during fiscal year 2018. Our accounting for the enactment-date effects of the Tax Act was completed during the quarter ended December 29, 2018. We recognized an $11.1 million adjustment to the provisional amounts recorded at March 31, 2018, which was included as a component of income tax expense from continuing operations during fiscal year 2019.
We recorded income tax expense of $103.1 million in fiscal year 2018 on a pre-tax income of $265.1 million, yielding an effective tax provision rate of 38.9 percent. Our effective tax rate was higher than the blended U.S. statutory rate of 31.6 percent, primarily due to the impact of the Tax Act, partially offset by income earned in certain foreign jurisdictions that is taxed below the federal statutory rate and excess benefits from stock-based compensation. The reduction in the U.S. federal corporate income tax rate was effective January 1, 2018. The rate change was administratively effective at the beginning of our fiscal year 2018, resulting in a blended U.S. federal corporate income tax rate of 31.6% for the annual period. We recorded $60.1 million of income tax expense during fiscal year 2018 as a provisional estimate of the discrete tax effects of the Tax Act.
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
For additional discussion about our income taxes, including the effect of the Tax Act, see Note 15 - Income Taxes.
Outlook

Looking ahead, we anticipate gross margin to be approximately 50 percent for the next fiscal year. In fiscal year 2020, we currently expect operating expense to remain relatively flat compared to fiscal year 2019 as we continue to invest in important R&D projects that we anticipate will drive future growth. Given the wide array of uncertainties surrounding the macroeconomic environment and their unknown impact on smartphone volumes, it is difficult to predict our revenue outlook for fiscal year 2020. Cirrus Logic made meaningful progress in fiscal year 2019 with numerous strategic initiatives that we believe position the Company for growth in the coming years.
Liquidity and Capital Resources

In fiscal year 2019, cash flow from operations was $206.7 million. Operating cash flow during fiscal year 2019 was related to the cash components of our net income, offset by a $23.4 million unfavorable change in working capital. The unfavorable change in working capital was driven primarily by a decrease in payables and an increase in accounts receivable, partially offset by a decrease in inventories. In fiscal year 2018, cash flow from operations was $318.7 million. Operating cash flow during fiscal year 2018 was related to the cash components of our net income and a $29.1 million favorable change in working capital. The favorable change in working capital was driven primarily by a decrease in accounts receivable and an increase in income taxes payable, partially offset by an increase in inventories during the period. In fiscal year 2017, cash flow from operations was $369.8 million. Operating cash flow during fiscal year 2017 was related to the cash components of our net income, offset by a $24.9 million unfavorable change in working capital. The unfavorable change in working capital was driven primarily by an increase in accounts receivable and inventories during the period.
In fiscal year 2019, the Company used $54.7 million in cash for investing activities primarily related to $28.0 million in net purchases of marketable securities, and capital expenditures and technology investments of $35.8 million. In fiscal year 2018, the Company used approximately $184.7 million in cash for investing activities principally related to $100.2 million in net purchases of marketable securities, and capital expenditures and technology investments of $59.3 million. In addition, the Company purchased certain tangible and intangible assets for $25.2 million as part of a technology acquisition. In fiscal year 2017, the Company used approximately $69.9 million in cash for investing activities primarily related to $18.6 million in net purchases of marketable securities, and capital expenditures and technology investments of $51.3 million.
In fiscal year 2019, the Company used $171.5 million related to financing activities. In fiscal year 2018, the Company used $249.6 million in financing activities. In fiscal year 2017, the Company used $117.5 million in financing activities. Payments against revolver balances in fiscal years 2019, 2018 and 2017 were zero, $60.0 million and $100.4 million, respectively. See Note 7 and Revolving Credit Facility below for more information relating to debt agreements and terms that existed during the periods. Additionally, in fiscal years 2019, 2018, and 2017, the Company utilized approximately $160.0 million, $175.8 million, and $15.4 million, respectively, in cash to repurchase and retire portions of its outstanding common stock. See Note 13 for a description of our share repurchase programs.
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
Revolving Credit Facility
On July 12, 2016, Cirrus Logic entered into an amended and restated credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto, for the purpose of refinancing an existing credit facility and providing ongoing working capital. The Credit Agreement provides for a $300 million senior secured revolving credit facility (the “Credit Facility”). The Facility matures on July 12, 2021. Cirrus Logic must repay the outstanding principal amount of all borrowings, together with all accrued but unpaid interest thereon, on the maturity date. The Credit Facility is required to be guaranteed by all of Cirrus Logic’s material domestic subsidiaries (the “Subsidiary Guarantors”). The Credit Facility is secured by substantially all of the assets of Cirrus Logic and any Subsidiary Guarantors, except for certain excluded assets.
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
As of March 30, 2019, the Company had no amounts outstanding under the Credit Facility and was in compliance with all covenants under the Credit Agreement.
See also Note 7 — Revolving Credit Facility.
Off Balance Sheet Arrangements
As of March 30, 2019, the Company did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, that were reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
In our business activities, we incur certain commitments to make future payments under contracts such as debt agreements, purchase orders, operating leases and other long-term contracts.  Maturities under these contracts are set forth in the following table as of March 30, 2019:

	Payment due by period (in thousands)
	< 1 year	1-3 years	3-5 years	> 5 years	Total
Facilities leases, net	$14,343	$26,647	$24,025	$35,388	$100,403
Equipment and other commitments	144	278	239	222	883
Wafer purchase commitments	62,582	—	—	—	62,582
Assembly purchase commitments	1,397	—	—	—	1,397
Outside test purchase commitments	10,121	—	—	—	10,121
Other purchase commitments	36,999	8,662	—	—	45,661
Interest on revolving line of credit (1)	455	935	—	—	1,390
Total	$126,041	$36,522	$24,264	$35,610	$222,437

(1)	Our debt is subject to a variable interest rate based on LIBOR. The interest included in the table above is based on forecasted commitment fees.

Certain of our operating lease obligations include escalation clauses. These escalating payment requirements are reflected in the table.
We are unable to make a reasonably reliable estimate as to when or if a cash settlement with taxing authorities will occur related to our unrecognized tax benefits. Therefore, our liability of $39.7 million for unrecognized tax benefits is not included in the table above. See Note 15 — Income Taxes, to the Consolidated Financial Statements for additional information.
ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks associated with interest rates on drawn balances of our Revolving Credit Facility and marketable securities, and to currency movements on non-U.S. dollar denominated assets and liabilities. We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. All of the potential changes noted below are based on sensitivity analyses as of March 30, 2019. Actual results may differ materially.
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
To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, the Company performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of March 30, 2019 and March 31, 2018, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $3.3 million and $3.2 million decline in the fair market value of the portfolio, respectively. Such losses would only be realized if the Company sold the investments prior to maturity.
Foreign Currency Exchange Risk
Our revenue and spending is transacted primarily in U.S. dollars; however, in fiscal years 2019, 2018, and 2017, we entered into routine transactions in other currencies to fund the operating needs of certain legal entities outside of the U.S. As of March 30, 2019 and March 31, 2018, a ten percent change in the value of the related currencies would not have a material impact on our results of operations and financial position. During fiscal years 2019, 2018, and 2017 we did not enter into any foreign currency hedging contracts.

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cirrus Logic, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cirrus Logic, Inc. (the Company) as of March 30, 2019 and March 31, 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended March 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 30, 2019 and March 31, 2018, and the results of its operations and its cash flows for each of the three fiscal years in the period ended March 30, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 24, 2019 expressed an unqualified opinion thereon.

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

Austin, Texas
May 24, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cirrus Logic, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Cirrus Logic, Inc.’s internal control over financial reporting as of March 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cirrus Logic, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 30, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 30, 2019 and March 31, 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended March 30, 2019, and the related notes and our report dated May 24, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Austin, Texas
May 24, 2019

CIRRUS LOGIC, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 30, 2019	March 31, 2018
Assets
Current assets:
Cash and cash equivalents	$216,172	$235,604
Marketable securities	70,183	26,397
Accounts receivable, net	120,656	100,801
Inventories	164,733	205,760
Prepaid assets	30,794	31,235
Other current assets	22,445	13,877
Total current assets	624,983	613,674
Long-term marketable securities	158,968	172,499
Property and equipment, net	186,185	191,154
Intangibles, net	67,847	111,547
Goodwill	286,241	288,718
Deferred tax assets	8,727	14,716
Other assets	19,689	37,809
Total assets	$1,352,640	$1,430,117
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$48,398	$69,850
Accrued salaries and benefits	29,289	35,721
Software license agreements	21,514	21,981
Other accrued liabilities	16,339	12,657
Total current liabilities	115,540	140,209
Long-term liabilities:
Software license agreements	8,662	27,765
Non-current income taxes	78,309	92,753
Other long-term liabilities	9,889	7,662
Total long-term liabilities	96,860	128,180
Stockholders’ equity:
Preferred stock, 5.0 million shares authorized but unissued	—	—
Common stock, $0.001 par value, 280,000 shares authorized, 58,954 shares and 61,960 shares issued and outstanding at March 30, 2019 and March 31, 2018, respectively	59	62
Additional paid-in capital	1,363,677	1,312,372
Accumulated deficit	(222,430)	(139,345)
Accumulated other comprehensive loss	(1,066)	(11,361)
Total stockholders’ equity	1,140,240	1,161,728
Total liabilities and stockholders’ equity	$1,352,640	$1,430,117
The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	March 25, 2017
Net sales	$1,185,524	$1,532,186	$1,538,940
Cost of sales	588,027	771,470	781,125
Gross profit	597,497	760,716	757,815
Operating expenses
Research and development	375,139	366,444	303,658
Selling, general and administrative	126,502	131,811	127,265
Gain on sale of assets	(4,913)	—	—
Asset impairment	—	—	9,842
Total operating expenses	496,728	498,255	440,765
Income from operations	100,769	262,461	317,050
Interest income	8,017	4,762	1,676
Interest expense	(1,057)	(1,153)	(3,600)
U.K. pension settlement	(13,768)	—	—
Other expense	(217)	(971)	(79)
Income before income taxes	93,744	265,099	315,047
Provision for income taxes	3,753	103,104	53,838
Net income	89,991	161,995	261,209
Basic earnings per share	$1.50	$2.55	$4.12
Diluted earnings per share	$1.46	$2.46	$3.92
Basic weighted average common shares outstanding	60,116	63,407	63,329
Diluted weighted average common shares outstanding	61,583	65,951	66,561
The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	March 25, 2017
Net income	$89,991	$161,995	$261,209
Other comprehensive income (loss), before tax
Foreign currency translation gain (loss)	(3,125)	2,791	(826)
Unrealized gain (loss) on marketable securities	2,823	(2,380)	47
U.K. pension settlement	13,814	—	—
Actuarial loss on defined benefit pension plan	—	(14,729)	(79)
Reclassification of actuarial gain to net income	—	—	(89)
Benefit (provision) for income taxes	(3,217)	3,530	42
Comprehensive income	$100,286	$151,207	$260,304
The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	March 25, 2017
Cash flows from operating activities:
Net income	$89,991	$161,995	$261,209
Adjustments to net cash provided by operating activities:
Depreciation and amortization	79,826	81,399	63,433
Stock-based compensation expense	49,689	48,741	39,593
Deferred income taxes	1,717	11,646	10,885
(Gain) loss on retirement or write-off of long-lived assets	(2,713)	626	10,387
Charges (payments) for defined benefit pension plan	11,189	(10,929)	116
Other non-cash charges	429	(3,864)	8,980
Net change in operating assets and liabilities:
Accounts receivable, net	(14,316)	19,173	(31,442)
Inventories	40,636	(37,865)	(25,880)
Other assets	965	16,824	575
Accounts payable	(21,965)	143	1,772
Accrued salaries and benefits	(6,432)	(4,469)	18,951
Income taxes payable	(7,974)	22,983	10,969
Other accrued liabilities	(14,348)	12,308	203
Net cash provided by operating activities	206,694	318,711	369,751
Cash flows from investing activities:
Maturities and sales of available-for-sale marketable securities	70,840	138,221	212,863
Purchases of available-for-sale marketable securities	(98,864)	(238,434)	(231,432)
Purchases of property, equipment and software	(31,615)	(55,180)	(41,849)
Investments in technology	(4,143)	(29,323)	(9,447)
Proceeds from the sale of assets	9,120	—	—
Net cash used in investing activities	(54,662)	(184,716)	(69,865)
Cash flows from financing activities:
Principal payments on long-term revolver	—	(60,000)	(100,439)
Debt issuance costs	—	—	(2,152)
Payments on capital lease agreements	—	—	(699)
Issuance of common stock, net of shares withheld for taxes	1,616	4,417	16,518
Repurchase of stock to satisfy employee tax withholding obligations	(13,083)	(17,806)	(14,089)
Repurchase and retirement of common stock	(159,997)	(175,776)	(15,439)
Contingent consideration payments	—	(392)	(1,213)
Net cash used in financing activities	(171,464)	(249,557)	(117,513)
Net (decrease) increase in cash and cash equivalents	(19,432)	(115,562)	182,373
Cash and cash equivalents at beginning of period	235,604	351,166	168,793
Cash and cash equivalents at end of period	$216,172	$235,604	$351,166
Supplemental disclosures of cash flow information
Cash payments during the year for:
Income taxes	$20,617	$34,385	$8,001
Interest	612	835	2,947
The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Total
	Shares	Amount
Balance, March 26, 2016	62,630	$63	$1,203,433	$(344,345)	$332	$859,483
Net income	—	—	—	261,209	—	261,209
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	31	31
Change in defined benefit pension plan liability, net of tax	—	—	—	—	(110)	(110)
Change in foreign currency translation adjustments	—	—	—	—	(826)	(826)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	2,145	2	16,516	(14,089)	—	2,429
Cumulative effect of adoption of ASU 2016-09	—	—	—	5,649	—	5,649
Repurchase and retirement of common stock	(480)	(1)	—	(15,438)	—	(15,439)
Amortization of deferred stock compensation	—	—	39,593	—	—	39,593
Excess tax benefit from employee stock awards	—	—	(327)	—	—	(327)
Balance, March 25, 2017	64,295	64	1,259,215	(107,014)	(573)	1,151,692
Net income	—	—	—	161,995	—	161,995
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(1,630)	(1,630)
Change in defined benefit pension plan liability, net of tax	—	—	—	—	(11,949)	(11,949)
Change in foreign currency translation adjustments	—	—	—	—	2,791	2,791
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	1,054	1	4,416	(17,806)	—	(13,389)
Cumulative effect of adoption of ASU 2016-16	—	—		(747)	—	(747)
Repurchase and retirement of common stock	(3,389)	(3)	—	(175,773)	—	(175,776)
Amortization of deferred stock compensation	—	—	48,741	—	—	48,741
Balance, March 31, 2018	61,960	62	1,312,372	(139,345)	(11,361)	1,161,728
Net income	—	—	—	89,991	—	89,991
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	2,231	2,231
Change in defined benefit pension plan liability, net of tax	—	—	—	—	11,189	11,189
Change in foreign currency translation adjustments	—	—	—	—	(3,125)	(3,125)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	964	1	1,616	(13,083)	—	(11,466)
Repurchase and retirement of common stock	(3,970)	(4)	—	(159,993)	—	(159,997)
Amortization of deferred stock compensation	—	—	49,689	—	—	49,689
Balance, March 30, 2019	58,954	$59	$1,363,677	$(222,430)	$(1,066)	$1,140,240
The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

Description of Business
Cirrus Logic, Inc. (“Cirrus Logic,” “We,” “Us,” “Our,” or the “Company”) is a leader in high-performance, low-power integrated circuits (“ICs”) for audio, voice and other signal-processing applications. Cirrus Logic’s products span the entire audio signal chain, from capture to playback, providing innovative products for the world’s top smartphones, tablets, digital headsets, wearables and emerging smart home applications.
We were incorporated in California in 1984, became a public company in 1989, and were reincorporated in the State of Delaware in February 1999. Our primary facility housing engineering, sales and marketing, and administration functions is located in Austin, Texas. We also have offices in various other locations in the United States, United Kingdom, Spain, Australia and Asia, including the People’s Republic of China, Hong Kong, South Korea, Japan, Singapore, and Taiwan. Our common stock, which has been publicly traded since 1989, is listed on the NASDAQ's Global Select Market under the symbol CRUS.
Basis of Presentation
We prepare financial statements on a 52- or 53-week year that ends on the last Saturday in March. Fiscal years 2017 and 2019 were 52-week years. Fiscal year 2018 was a 53-week year.
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

On a quarterly and annual basis, we analyze inventories on a part-by-part basis. Product life cycles and the competitive nature of the industry are factors considered in the evaluation of customer unit demand at the end of each quarterly accounting period. Inventory on-hand in excess of forecasted demand is considered to have reduced market value and, therefore, the cost basis is adjusted to the lower of cost or net realizable value. Typically, market values for excess or obsolete inventories are considered to be zero. Inventory charges recorded for excess and obsolete inventory, including scrapped inventory, were $6.2 million and $9.7 million, in fiscal year 2019 and 2018, respectively. Inventory charges in fiscal year 2019 and 2018 related to a combination of quality issues and inventory exceeding demand.
Inventories were comprised of the following (in thousands):

	March 30, 2019	March 31, 2018
Work in process	$80,100	$97,138
Finished goods	84,633	108,622
	$164,733	$205,760
Property, Plant and Equipment, net
Property, plant and equipment is recorded at cost, net of depreciation and amortization. Depreciation and amortization is calculated on a straight-line basis over estimated economic lives, ranging from 3 to 39 years. Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated useful life. Furniture, fixtures, machinery, and equipment are all depreciated over a useful life of 3 to 10 years, while buildings are depreciated over a period of up to 39 years. In general, our capitalized software is amortized over a useful life of 3 years, with capitalized enterprise resource planning software being amortized over a useful life of 10 years. Gains or losses related to retirements or dispositions of fixed assets are recognized in the period incurred. Additionally, if impairment indicators exist, the Company will assess the carrying value of the associated asset. In the fourth quarter of fiscal year 2017, the Company reassessed the carrying value of the property located in Edinburgh, Scotland, resulting in an asset impairment charge of $9.8 million. This property was subsequently sold in the fourth quarter of fiscal year 2019 for a $4.9 million gain presented separately in the Consolidated Statements of Income as "Gain on sale of assets".
Property, plant and equipment was comprised of the following (in thousands):

	March 30, 2019	March 31, 2018
Land	$23,853	$26,379
Buildings	63,172	71,354
Furniture and fixtures	22,762	22,138
Leasehold improvements	45,286	35,569
Machinery and equipment	157,994	143,509
Capitalized software	25,763	25,949
Construction in progress	3,689	6,086
Total property, plant and equipment	342,519	330,984
Less: Accumulated depreciation and amortization	(156,334)	(139,830)
Property, plant and equipment, net	$186,185	$191,154
Depreciation and amortization expense on property, plant, and equipment for fiscal years 2019, 2018, and 2017 was $32.0 million, $27.7 million, and $26.1 million, respectively.
Goodwill and Intangibles, net
Intangible assets include purchased technology licenses and patents that are reported at cost and are amortized on a straight-line basis over their useful lives, generally ranging from 1 to 10 years. Acquired intangibles include existing technology, core technology or patents, license agreements, in-process research & development, trademarks, tradenames, customer relationships, non-compete agreements, and backlog. These assets are amortized on a straight-line basis over lives ranging from 1 to 15 years.
Goodwill is recorded at the time of an acquisition and is calculated as the difference between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. The Company tests goodwill and indefinite lived intangibles for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management’s assessment of qualitative factors to determine whether it is more likely than not that goodwill and other intangible assets are impaired. If management concludes from its assessment of qualitative factors that it is more likely than not that impairment exists, then a quantitative impairment test will be performed involving management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in these evaluations. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. The Company has recorded no goodwill impairments in fiscal years 2019, 2018, and 2017. There were no material intangible asset impairments in fiscal years 2019, 2018, or 2017.
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
We had three contract manufacturers, Hongfujin Precision, Pegatron, and Foxconn who represented 22 percent, 19 percent, and 11 percent, respectively of our consolidated gross trade accounts receivable as of the end of fiscal year 2019. Pegatron, Jabil Circuits and Hongfujin Precision represented 24 percent, 18 percent, and 11 percent, respectively of our consolidated gross trade accounts receivable as of the end of fiscal year 2018. No other distributor or customer had receivable balances that represented more than 10 percent of consolidated gross trade accounts receivable as of the end of fiscal year 2019 and 2018.
Since the components we produce are largely proprietary and generally not available from second sources, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, from a distributor, or through a third-party manufacturer contracted to produce their end product. For fiscal years 2019, 2018, and 2017, our ten largest end customers represented approximately 91 percent, 92 percent, and 92 percent, of our sales, respectively. For fiscal years 2019, 2018, and 2017, we had one end customer, Apple Inc., who purchased through multiple contract manufacturers and represented approximately 78 percent, 81 percent, and 79 percent, of the Company’s total sales, respectively. No other customer or distributor represented more than 10 percent of net sales in fiscal years 2019, 2018, or 2017.
Revenue Recognition
We recognize revenue upon the transfer of promised goods or services to customers, in an amount that reflects the consideration the Company expects to be entitled in exchange for those goods or services.

Performance Obligations
The Company’s contracts with customers contain a single performance obligation, which is the delivery of promised goods to the customer. The promised goods are explicitly stated in the customer contract and are comprised of either a single type of good or a series of goods that are substantially the same, have the same pattern of transfer to the customer, and are neither capable of being distinct nor separable from the other promised goods in the contract. This performance obligation is satisfied upon transfer of control of the promised goods to the customer, as defined per the shipping terms within the customer’s contract. The vast majority of the Company’s contracts with customers have an original expected term of one year or less. As allowed by ASC 606, the Company has not disclosed of the value of any unsatisfied performance obligations related to these contracts.

The Company’s products typically include a warranty period of one to three years. These warranties qualify as assurance-type warranties, as goods can be returned for product non-conformance and defect only. As such, these warranties are accounted for under ASC 460, Guarantees, and are not considered a separate performance obligation.

Contract balances
Payments are typically due within 30 to 60 days of invoicing and terms do not include a significant financing component or noncash consideration. There have been no material impairment losses on accounts receivable. There are no material contract assets or contract liabilities recorded on the consolidated balance sheets.

Transaction price
The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring the promised goods to the customer. Fixed pricing is the consideration that is agreed upon in the customer contract. Variable pricing includes rebates, rights of return, warranties, price protection and stock rotation. Rebates are granted as a customer account credit, based on agreed-upon sales thresholds. Rights of return and warranty costs are estimated using the "most likely amount" method by reviewing historical returns to determine the most likely customer return rate and applying materiality thresholds. Price protection includes price adjustments available to certain distributors based upon established book price and a stated adjustment period. Stock rotation is also available to certain distributors based on a stated maximum of prior billings.
The Company estimates all variable consideration at the most likely amount which it expects to be entitled. The estimate is based on current and historical information available to the Company, including recent sales activity and pricing. Variable consideration is only included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company defers all variable consideration that does not meet the revenue recognition criteria.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $1.0 million, $1.4 million, and $1.7 million, in fiscal years 2019, 2018, and 2017, respectively.
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
The following table details the calculation of basic and diluted earnings per share for fiscal years 2019, 2018, and 2017, (in thousands, except per share amounts):

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	March 25, 2017
Numerator:
Net income	$89,991	$161,995	$261,209
Denominator:
Weighted average shares outstanding	60,116	63,407	63,329
Effect of dilutive securities	1,467	2,544	3,232
Weighted average diluted shares	61,583	65,951	66,561
Basic earnings per share	$1.50	$2.55	$4.12
Diluted earnings per share	$1.46	$2.46	$3.92
The weighted outstanding shares excluded from our diluted calculation for the years ended March 30, 2019, March 31, 2018, and March 25, 2017 were 872 thousand, 326 thousand, and 389 thousand, respectively, as the exercise price of certain outstanding stock options exceeded the average market price during the period.
Accumulated Other Comprehensive Loss
Our accumulated other comprehensive loss is comprised of foreign currency translation adjustments, unrealized gains and losses on investments classified as available-for-sale and actuarial gains and losses on our defined benefit pension plan assets, prior to plan settlement in fiscal year 2019. See Note 14 — Accumulated Other Comprehensive Loss for additional discussion.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606). The purpose of this ASU is to converge revenue recognition requirements per U.S. GAAP and International Financial Reporting Standards (“IFRS”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date after public comment supported a proposal to delay the effective date of this ASU to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company completed the process of reviewing our customers’ contracts in respect of performance obligation identification and satisfaction, pricing, warranties, and return rights, among other considerations, in the first quarter of fiscal year 2019. According to the standard, the Company could adopt by full retrospective method, which applies retrospectively to each prior period presented, or by modified retrospective method with the cumulative effect adjustment recognized in beginning retained earnings as of the date of adoption. The Company adopted this standard using the modified retrospective adoption method in the first quarter of fiscal year 2019 with no income statement impact, and therefore no beginning retained earnings impact. See Summary of Significant Accounting Policies - Revenue Recognition within this footnote as well as Note 8 - Revenues for additional details.
The effects of the changes made to our balance sheet at adoption were as follows (in thousands):

	Balance at March 31, 2018	Impact from ASU 2014-09 Adoption	Balance at April 1, 2018
Financial statement line item:
Accounts receivable	$100,801	$5,539	$106,340
Inventories	205,760	(391)	205,369
Other current assets	13,877	391	14,268
Other accrued liabilities	$(12,657)	$(5,539)	$(18,196)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The FASB issued this update to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key leasing arrangement details. Lessees would recognize operating leases on the balance sheet under this ASU - with the future lease payments recognized as a liability, measured at present value, and the right-of-use (“ROU”) asset recognized for the lease term. A single lease cost would be recognized over the lease term. For initial terms of less than twelve months, a lessee would be permitted to make an accounting policy election to recognize lease expense for such leases generally on a straight-line basis over the lease term. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The modified retrospective approach was previously the only allowed adoption method.
In July 2018, the FASB issued the related ASU 2018-10 - Leases (Topic 842): Targeted Improvements. This ASU offers a new transition adoption method, which will not require adjustments to comparative periods. The Company adopted using the latter method in the first quarter of fiscal year 2020. The new standard provides a number of optional practical expedients in transition. We elected the use-of-hindsight practical expedient and the ‘package of practical expedients’ which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. This means, for qualifying leases, typically those with terms of less than twelve months, we will not recognize ROU assets or lease liabilities. We also do not separate lease and non-lease components for all classes of assets. Most of our operating lease commitments were subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon adoption, which will materially increase the total assets and total liabilities that we report relative to such amounts prior to adoption of this ASU.
On adoption, we recognized additional operating liabilities of approximately $158.0 million, with corresponding ROU assets based on the present value of the remaining minimum rental payments under current leasing contracts for existing operating leases. In addition, existing capitalized initial direct costs of $2.8 million and accrued lease payments of $11.1 million were reclassified from prepayments and accruals to the ROU asset, resulting in a ROU asset of $149.7 million. There was no income statement impact on adoption.
In applying the use-of-hindsight practical expedient, we re-assessed whether we were reasonably certain to exercise extension options within our lease agreements. This resulted in the lease term being extended on a number of leases. The previously capitalized initial direct costs and lease creditor were recalculated assuming these extended lease terms had always applied, resulting in an adjustment of $1.0 million to opening retained earnings on transition.
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
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees and will apply to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted. The Company intends to adopt this guidance in the first quarter of fiscal year 2020, but does not expect a material impact to the financial statements.
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
In August 2018, the Commission adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The final rule was published in the Federal Register on October 4, 2018, effective November 5, 2018. The additional disclosure is not required until the quarterly filing covering the period beginning after the effective date of the amendments, which will be the Company's first quarter fiscal year 2020 filing. The Company is evaluating the impact of this guidance on its financial statements, but does not expect a material impact to the financial statements upon adoption.

3.    Marketable Securities

The Company’s investments have been classified as available-for-sale securities in accordance with U.S. GAAP. Marketable securities are categorized on the Consolidated Balance Sheet as “Marketable securities” within the short-term or long-term classification, as appropriate.

The following table is a summary of available-for-sale securities (in thousands):

As of March 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$215,098	$1,027	$(600)	$215,525
Non-US government securities	13,209	8	(40)	13,177
Agency discount notes	450	—	(1)	449
Total securities	$228,757	$1,035	$(641)	$229,151
The Company typically invests in highly-rated securities with original maturities generally ranging from one to three years. The Company's specifically identified gross unrealized loss of $0.6 million related to securities with a total amortized cost of approximately $123.1 million at March 30, 2019. Securities in a continuous unrealized loss position for more than 12 months as of March 30, 2019 had an aggregate amortized cost of $120.3 million and an aggregate unrealized loss of $0.6 million. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  When evaluating an investment for other-than-temporary impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of March 30, 2019, the Company does not consider any of its investments to be other-than-temporarily impaired.

As of March 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$185,636	$4	$(2,318)	$183,322
Non-US government securities	14,730	—	(111)	14,619
Certificates of deposit	500	—	—	500
Agency discount notes	459	—	(4)	455
Total securities	$201,325	$4	$(2,433)	$198,896
The Company’s specifically identified gross unrealized losses of $2.4 million related to securities with a total amortized cost of approximately $198.2 million at March 31, 2018. There were no securities that have been in a continuous unrealized loss position for more than 12 months as of March 31, 2018. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  When evaluating an investment for other-than-temporary impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of March 31, 2018, the Company did not consider any of its investments to be other-than-temporarily impaired.
The cost and estimated fair value of available-for-sale investments by contractual maturity were as follows:

	March 30, 2019		March 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$70,490	$70,183	$26,560	$26,397
After 1 year	158,267	158,968	174,765	172,499
Total	$228,757	$229,151	$201,325	$198,896

4.    Fair Value of Financial Instruments

The Company has determined that the only assets and liabilities in the Company’s financial statements that are required to be measured at fair value on a recurring basis are the Company’s cash equivalents, investment portfolio, pension plan assets/liabilities (through the second quarter of fiscal year 2019) and contingent consideration (through the third quarter of fiscal year 2018). The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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
The Company’s cash equivalents and investment portfolio assets consist of corporate debt securities, money market funds, non-U.S government securities, securities of U.S. government-sponsored enterprises, and certificates of deposit and are reflected on our Consolidated Balance Sheet under the headings cash and cash equivalents, marketable securities, and long-term marketable securities. The Company determines the fair value of its investment portfolio assets by obtaining non-binding market prices from its third-party pricing providers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.
In connection with one of the Company’s second quarter fiscal year 2016 acquisitions, the Company reported contingent consideration based upon achievement of certain milestones.  This liability was classified as Level 3 prior to payout in the fourth quarter of fiscal year 2018 and was valued using a discounted cash flow model.  The assumptions used in preparing the discounted cash flow included discount rate estimates and cash flow amounts. The final payment related to the contingent consideration was made in the fourth quarter of fiscal year 2018 and no further liability remains at March 30, 2019.
The Company’s long-term revolving facility, described in Note 7, bears interest at a base rate plus applicable margin or LIBOR plus applicable margin. As of March 30, 2019, there are no amounts drawn under the facility and the fair value is zero.
As of March 30, 2019 and March 31, 2018, the Company has no Level 3 assets or liabilities. There were no transfers between Level 1, Level 2, or Level 3 measurements for the years ending March 30, 2019 and March 31, 2018.
The following summarizes the fair value of our financial instruments at March 30, 2019 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$216,172	$—	$—	$216,172
Available-for-sale securities
Corporate debt securities	$—	$215,525	$—	$215,525
Non-US government securities	—	13,177	—	13,177
Agency discount notes	—	449	—	449
	$—	$229,151	$—	$229,151

The following summarizes the fair value of our financial instruments, exclusive of pension plan assets detailed in Note 9, at March 31, 2018 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$211,891	$—	$—	$211,891
Available-for-sale securities
Corporate debt securities	$—	$183,322	$—	$183,322
Non-US government securities	—	14,619	—	14,619
Certificates of deposit	—	500	—	500
Agency discount notes	—	455	—	455
	$—	$198,896	$—	$198,896
Contingent consideration
The following summarizes the fair value of the contingent consideration at March 31, 2018:

	Maximum Value if Milestones Achieved (in thousands)	Estimated Discount Rate (%)	Fair Value (in thousands)
Tranche B — 30 month earn out period	5,000	7.7	—

Fiscal Year Ended
March 31, 2018
(in thousands)
Beginning balance	$4,695
Adjustment to estimates (research and development expense)	(4,328)
Payout of Tranche B contingent consideration	(392)
Fair value charge recognized in earnings (research and development expense)	25
Ending balance	$—
The valuation of contingent consideration was based on a weighted-average discounted cash flows model.  The fair value was reviewed and estimated on a quarterly basis based on the probability of achieving defined milestones and interest rates.  Changes in any of the unobservable inputs used in the fair value measurement of contingent consideration resulted in a lower or higher fair value.  A change in projected outcomes if milestones were achieved was accompanied by a directionally similar change in fair value.  A change in discount rate was accompanied by a directionally opposite change in fair value.  Changes to the fair value due to changes in assumptions were reported in research and development expense in the Consolidated Statements of Income. In the first quarter of the fiscal year 2018, changes in the probability of achieving certain milestones associated with Tranche B of the earn-out were determined following a review of product shipment forecasts within the earn-out period.  The revised estimates reduced the fair value of the liability prior to the pay out in the fourth quarter of fiscal year 2018.

5.    Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	March 30, 2019	March 31, 2018
Gross accounts receivable	$120,926	$101,004
Allowance for doubtful accounts	(270)	(203)
Accounts receivable, net	$120,656	$100,801

The Company regularly evaluates the collectability of accounts receivable based on age, historical customer payment trends and ongoing customer relations. The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Balance, March 26, 2016	$(475)
Bad debt expense, net of recoveries	41
Balance, March 25, 2017	(434)
Bad debt expense, net of recoveries	231
Balance, March 31, 2018	(203)
Bad debt expense, net or recoveries	(67)
Balance, March 30, 2019	$(270)
Recoveries on bad debt were immaterial for the three years presented above.

6.    Intangibles, net and Goodwill

The intangibles, net balance included on the Consolidated Balance Sheet was $67.8 million and $111.5 million at March 30, 2019 and March 31, 2018, respectively.
The following information details the gross carrying amount and accumulated amortization of our intangible assets (in thousands):

	March 30, 2019		March 31, 2018
Intangible Category / Weighted-Average Amortization period (in years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core technology (a)	$1,390	$(1,390)	$1,390	$(1,390)
License agreement (a)	440	(440)	440	(440)
Existing technology (6.3)	117,976	(94,136)	117,976	(75,048)
In-process research & development (“IPR&D”) (7.3)	97,972	(69,794)	97,972	(49,556)
Trademarks and tradename (10.0)	3,037	(2,461)	3,037	(2,333)
Customer relationships (10.0)	15,381	(7,270)	15,381	(5,732)
Backlog (a)	220	(220)	220	(220)
Non-compete agreements (a)	470	(470)	470	(470)
Technology licenses (3.0)	28,336	(21,194)	28,063	(18,213)
Total	$265,222	$(197,375)	$264,949	$(153,402)

(a)	Intangible assets are fully amortized.
Amortization expense for intangibles in fiscal years 2019, 2018, and 2017 was $47.8 million, $53.7 million, and $37.4 million, respectively. The following table details the estimated aggregate amortization expense for all intangibles owned as of March 30, 2019, for each of the five succeeding fiscal years and in the aggregate thereafter (in thousands):

For the year ended March 28, 2020	$28,443
For the year ended March 27, 2021	$17,750
For the year ended March 26, 2022	$12,755
For the year ended March 25, 2023	$6,663
For the year ended March 30, 2024	$1,695
Thereafter	$541
The goodwill balance included on the Consolidated Balance Sheet is $286.2 million and $288.7 million at March 30, 2019 and March 31, 2018, respectively.

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
As of March 30, 2019, the Company had no amounts outstanding under the Credit Facility and was in compliance with all covenants under the Credit Facility.

8.    Revenues

Disaggregation of revenue
We disaggregate revenue from contracts with customers based on the ship to location of the customer. The geographic regions that are reviewed are the United States and countries outside of the United States (primarily located in Asia).
Total net sales based on the disaggregation criteria described above are as follows:

	Year Ended
	March 30,	March 31,	March 25,
	2019	2018	2017
Non-United States	$1,159,342	$1,498,454	$1,502,916
United States	26,182	33,732	36,024
	$1,185,524	$1,532,186	$1,538,940
See Note 2 - Summary of Significant Accounting Policies for additional discussion surrounding revenue recognition considerations.

9.    Postretirement Benefit Plans

Defined Benefit Pension Plan
As a result of our acquisition of Wolfson in fiscal year 2015, the Company had a defined benefit pension scheme (“the Scheme”), for some individuals in the United Kingdom. Following the acquisition, the participants in the Scheme no longer accrued benefits and therefore the Company was not required to make contributions in respect of future accruals.
During fiscal year 2018, the Company authorized the termination of the Scheme under which 60 participants had accrued benefits. On March 16, 2018, the Scheme completed a buy-in transaction whereby the assets of the Scheme, together with a final contribution from the Company of $11.0 million, were invested in a bulk purchase annuity contract that fully insures the benefits payable to the members of the Scheme at that time.

The bulk purchase annuity contract was structured to enable the Scheme to move to full buy-out (following which the insurance company became directly responsible for the pension payments). On November 30, 2018, the insurance company confirmed that the buy-out was completed and individual policies had been established for each member. Completion of the buy-out confirms full and final settlement of the Scheme, and the unamortized loss previously recorded within Accumulated Other Comprehensive Income ("AOCI") of $13.8 million was recognized within other non-operating expense as "U.K. pension settlement" in the third quarter of fiscal year 2019, with the corresponding tax benefit of $2.6 million being recognized within "Provision for income taxes" in the Consolidated Statements of Income. As the buy-out transaction has fully settled, there will be no further contributions to the Scheme.
The following tables set forth the benefit obligation, the fair value of plan assets, and the funded status of the Scheme (in thousands):

	March 30, 2019	March 31, 2018
Change in benefit obligation:
Beginning balance	$40,601	$21,123
Interest cost	—	651
Plan settlements	(40,601)	—
Benefits paid and expenses	—	(312)
Change in foreign currency exchange rate	—	2,869
Actuarial loss	—	16,270
Total benefit obligation ending balance	—	40,601
Change in plan assets:
Beginning balance	40,601	22,143
Actual return on plan assets	—	2,700
Employer contributions	—	12,877
Plan settlements	(40,601)	—
Change in foreign currency exchange rate	—	3,193
Benefits paid and expenses	—	(312)
Fair value of plan assets ending balance	—	40,601
Funded status of Scheme at end of year	$—	$—
The assets and obligations of the Scheme are denominated in British Pound Sterling. Following the purchase of the bulk purchase annuity contract as of March 31, 2018, the Scheme was fully insured and the net funded status is zero as reflected in the Company’s Consolidated Balance Sheet under the caption “Other assets”. The Company’s plan assets and obligations are measured as of the fiscal year-end. As of March 31, 2018, the plan assets and obligations were measured with reference to the price of the bulk purchase annuity contract.
The components of the Company’s net periodic pension expense (income) presented within “Research and development” expenses in the Consolidated Statements of Income are as follows (in thousands):

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	March 25, 2017
Expenses	$—	$—	$—
Interest cost	—	651	759
Expected return on plan assets	—	(1,159)	(1,126)
Settlement loss	—	—	1,063
Amortization of actuarial gain	—	—	(89)
	$—	$(508)	$607

The following weighted-average assumptions were used to determine net periodic benefit costs for the year ended March 30, 2019, March 31, 2018 and March 25, 2017:

	2019	2018	2017
Discount rate	n/a	2.70%	3.60%
Expected long-term return on plan assets	n/a	4.23%	4.93%
The table below sets forth the fair value of our plan assets as of March 31, 2018, using the same three-level hierarchy of fair-value inputs described in Note 4 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Plan Assets:
Insurance contracts	$—	$40,601	$—	$40,601

The Company contributed $12.9 million to the pension plan in fiscal year 2018. As the buy-out transaction has fully settled, there will be no further contributions to the Scheme as discussed above.
Defined Contribution Plans
We have Defined Contribution Plans (“the Plans”) covering all of our qualifying employees. Under the Plans, employees may elect to contribute any percentage of their annual compensation up to the annual regulatory limits. The Company made matching employee contributions of $7.7 million, $6.7 million, and $5.5 million during fiscal years 2019, 2018, and 2017, respectively.

10.    Equity Compensation

The Company is currently granting equity awards from the 2018 Long Term Incentive Plan (the “Plan”), which was approved by stockholders in August 2018. The Plan provides for granting of stock options, restricted stock awards, performance awards, phantom stock awards, and bonus stock awards, or any combination of the foregoing.  To date, the Company has granted stock options, restricted stock awards, phantom stock awards (also called restricted stock units), and performance awards (also called market stock units). Each stock option granted reduces the total shares available for grant under the Plan by one share. Each full value award granted (including restricted stock awards, restricted stock units and market stock units) reduces the total shares available for grant under the Plan by 1.5 shares. Stock options generally vest between zero and four years, and are exercisable for a period of ten years from the date of grant.  Restricted stock units are generally subject to vesting from zero to three years, depending upon the terms of the grant. Market stock units are subject to a vesting schedule of three years.

The following table summarizes the activity in total shares available for grant (in thousands):

Shares
Available for
Grant
Balance, March 26, 2016	6,287
Shares added	—
Granted	(1,719)
Forfeited	124
Balance, March 25, 2017	4,692
Shares added	—
Granted	(1,755)
Forfeited	128
Balance, March 31, 2018	3,065
Shares added	2,509
Granted	(2,371)
Forfeited	120
Balance, March 30, 2019	3,323

Stock-based Compensation Expense
The following table summarizes the effects of stock-based compensation on cost of goods sold, research and development, sales, general and administrative, pre-tax income, and net income after taxes for shares granted under the Plan (in thousands, except per share amounts):

	Fiscal Year
	2019	2018	2017
Cost of sales	$877	$1,474	$1,071
Research and development	29,115	26,137	21,186
Sales, general and administrative	19,697	21,130	17,336
Effect on pre-tax income	49,689	48,741	39,593
Income Tax Benefit	(5,748)	(5,953)	(12,482)
Total stock-based compensation expense (net of taxes)	43,941	42,788	27,111
Stock-based compensation effects on basic earnings per share	$0.73	$0.67	$0.43
Stock-based compensation effects on diluted earnings per share	0.71	0.65	0.41
The total stock-based compensation expense included in the table above and which is attributable to restricted stock units and market stock units was $45.5 million, $44.2 million, $35.5 million, for fiscal years 2019, 2018, and 2017, respectively. Stock-based compensation expense is presented within operating activities in the Consolidated Statement of Cash Flows.
As of March 30, 2019, there was $88.7 million of compensation costs related to non-vested stock options, restricted stock units, and market stock units granted under the Company’s equity incentive plans not yet recognized in the Company’s financial statements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.3 years for stock options, 1.64 years for restricted stock units, and 1.66 years for market stock units.
In addition to the income tax benefit of stock-based compensation expense shown in the table above, the Company recognized excess tax benefits of $0.9 million, $11.7 million and $22.9 million in fiscal years 2019, 2018, and 2017 respectively, as a result of the Company’s early adoption of ASU 2016-09.

Stock Options
We estimate the fair value of each stock option on the date of grant using the Black-Scholes option-pricing model using a dividend yield of zero and the following additional assumptions:

	March 30, 2019	March 31, 2018	March 25, 2017
Expected stock price volatility	38.00-38.14%	37.36%	47.66%
Risk-free interest rate	2.57-2.94%	1.67%	1.13%
Expected term (in years)	3.12-3.73	3.03	2.79
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
Using the Black-Scholes option valuation model, the weighted average estimated fair values of employee stock options granted in fiscal years 2019, 2018, and 2017, were $16.27, $19.87, and $22.84, respectively.
During fiscal years 2019, 2018, and 2017, we received a net $1.6 million, $4.4 million, and $16.4 million, respectively, from the exercise of 0.1 million, 0.2 million, and 1.4 million, respectively, stock options granted under the Company’s Stock Plan.
The total intrinsic value of stock options exercised during fiscal year 2019, 2018, and 2017, was $2.6 million, $9.8 million, and $52.2 million, respectively. Intrinsic value represents the difference between the market value of the Company’s common stock at the time of exercise and the strike price of the stock option.
Additional information with respect to stock option activity is as follows (in thousands, except per share amounts):

	Outstanding Options
	Number	Weighted Average Exercise Price
Balance, March 26, 2016	2,925	$17.96
Options granted	215	54.65
Options exercised	(1,382)	11.87
Options forfeited	—	—
Options expired	—	—
Balance, March 25, 2017	1,758	$27.25
Options granted	216	55.72
Options exercised	(234)	18.84
Options forfeited	—	—
Options expired	—	—
Balance, March 31, 2018	1,740	$31.91
Options granted	280	40.41
Options exercised	(108)	15.03
Options forfeited	(38)	49.62
Options expired	(9)	55.01
Balance, March 30, 2019	1,865	$33.68

Additional information with regards to outstanding options that are vesting, expected to vest, or exercisable as of March 30, 2019 is as follows (in thousands, except years and per share amounts):

	Number of Options	Weighted Average Exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Vested and expected to vest	1,858	$33.64	5.64	$20,786
Exercisable	1,322	$28.97	4.49	$19,733
In accordance with U.S. GAAP, stock options outstanding that are expected to vest are presented net of estimated future option forfeitures, which are estimated as compensation costs are recognized. Options with a fair value of $4.1 million, $3.8 million, and $3.8 million, became vested during fiscal years 2019, 2018, and 2017, respectively.
The following table summarizes information regarding outstanding and exercisable options as of March 30, 2019 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
		Weighted Average Remaining Contractual Life	Weighted Average Exercise	Number	Weighted Average
Range of Exercise Prices	Number	(years)	Price	Exercisable	Exercise Price
$5.00 - $16.25	345	1.83	$14.32	345	$14.32
$16.28 - $23.34	326	4.85	21.78	326	21.78
$23.80 - $32.29	309	6.28	31.23	255	31.22
$33.38 - $38.99	303	5.45	38.27	210	38.37
$41.49 - $54.65	387	8.23	48.21	118	54.65
$55.72 - $55.72	195	7.93	55.72	68	55.72
	1,865	5.65	$33.68	1,322	$28.97
As of March 30, 2019 and March 31, 2018, the number of options exercisable was 1.3 million and 1.2 million, respectively.
Restricted Stock Units
Commencing in fiscal year 2011, the Company began granting restricted stock units (“RSU’s”) to select employees. These awards are valued as of the grant date and amortized over the requisite vesting period. Generally, RSU’s vest 100 percent on the first to third anniversary of the grant date depending on the vesting specifications. A summary of the activity for RSU’s in fiscal year 2019, 2018, and 2017 is presented below (in thousands, except year and per share amounts):

	Shares	Weighted Average Fair Value
March 26, 2016	3,163	$26.14
Granted	947	52.40
Vested	(1,032)	24.67
Forfeited	(83)	28.40
March 25, 2017	2,995	34.91
Granted	936	55.79
Vested	(1,077)	24.79
Forfeited	(85)	41.09
March 31, 2018	2,769	45.70
Granted	1,416	40.57
Vested	(1,176)	33.65
Forfeited	(175)	48.15
March 30, 2019	2,834	$47.99

The aggregate intrinsic value of RSU’s outstanding as of March 30, 2019 was $119.2 million. Additional information with regards to outstanding restricted stock units that are expected to vest as of March 30, 2019, is as follows (in thousands, except year and per share amounts):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (years)
Expected to vest	2,738	$48.07	1.63
RSU’s outstanding that are expected to vest are presented net of estimated future forfeitures, which are estimated as compensation costs are recognized. RSU’s with a fair value of $39.6 million and $26.7 million became vested during fiscal years 2019 and 2018, respectively. The majority of RSUs that vested in 2019 and 2018 were net settled such that the Company withheld a portion of the shares to satisfy tax withholding requirements. In fiscal years 2019 and 2018, the vesting of RSU’s reduced the authorized and unissued share balance by approximately 1.2 million and 1.1 million, respectively. Total shares withheld and subsequently retired out of the Plan were approximately 0.3 million and 0.3 million, and total payments for the employees’ tax obligations to taxing authorities were $13.1 million and $17.8 million for fiscal years 2019 and 2018, respectively.
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
The fair values estimated from the Monte Carlo simulation were calculated using a dividend yield of zero and the following additional assumptions:

	Year Ended
	March 30, 2019	March 31, 2018
Expected stock price volatility	38.00-38.14%	37.36%
Risk-free interest rate	2.62-3.01%	1.74%
Expected term (in years)	3.00	3.00

Using the Monte Carlo simulation, the weighted average estimated fair value of the MSU’s granted in fiscal year 2019 was $53.13. A summary of the activity for MSU’s in fiscal year 2019, 2018, and 2017 is presented below (in thousands, except year and per share amounts):

	Shares	Weighted Average Fair Value
March 26, 2016	125	$34.85
Granted	55	75.58
Vested	—	—
Forfeited	—	—
March 25, 2017	180	$47.30
Granted	89	47.26
Vested	(70)	22.00
Forfeited	—	—
March 31, 2018	199	$56.16
Granted	68	53.13
Vested	—	—
Forfeited	(101)	43.41
March 30, 2019	166	$62.77
The aggregate intrinsic value of MSU’s outstanding as of March 30, 2019 was $7.0 million. Additional information with regard to outstanding MSU’s that are expected to vest as of March 30, 2019 is as follows (in thousands, except year and per share amounts):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (years)
Expected to vest	160	$62.91	1.64
MSU's with a fair value of $1.5 million became vested during fiscal year 2018. No MSU’s became vested in fiscal year 2019 and 2017.

11.    Commitments and Contingencies

Facilities and Equipment Under Operating and Capital Lease Agreements
We currently own our corporate headquarters and select surrounding properties. We lease certain of our other facilities and certain equipment under operating lease agreements, some of which have renewal options. Certain of these arrangements provide for lease payment increases based upon future fair market rates. As of March 30, 2019, our principal facilities are located in Austin, Texas and Edinburgh, Scotland, United Kingdom.
Total rent expense under operating leases was approximately $12.7 million, $11.5 million, and $8.2 million, for fiscal years 2019, 2018, and 2017, respectively. Rental income was $0.2 million, $0.3 million, and $0.4 million, for fiscal years 2019, 2018, and 2017, respectively.

As of March 30, 2019, the aggregate minimum future rental commitments under all operating leases, net of lease income for the following fiscal years are (in thousands):

	Facilities Expense	Facilities Income	Net Facilities Commitments	Equipment and Other Commitments	Total Commitments
2020	$14,583	$240	$14,343	$144	$14,487
2021	13,856	245	13,611	143	13,754
2022	13,288	252	13,036	135	13,171
2023	12,456	258	12,198	125	12,323
2024	12,092	265	11,827	114	11,941
Thereafter	35,704	316	35,388	222	35,610
Total minimum lease payment	$101,979	$1,576	$100,403	$883	$101,286
Wafer, Assembly, Test and Other Purchase Commitments
We rely primarily on third-party foundries for our wafer manufacturing needs. Generally, our foundry agreements do not have volume purchase commitments and primarily provide for purchase commitments based on purchase orders. Cancellation fees or other charges may apply and are generally dependent upon whether wafers have been started or the stage of the manufacturing process at which the notice of cancellation is given. As of March 30, 2019, we had foundry commitments of $62.6 million.
In addition to our wafer supply arrangements, we contract with third-party assembly vendors to package the wafer die into finished products. Assembly vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry. We had non-cancelable assembly purchase orders with numerous vendors totaling $1.4 million at March 30, 2019.
Test vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry. Our total non-cancelable commitment for outside test services as of March 30, 2019 was $10.1 million.
Other purchase commitments primarily relate to multi-year tool commitments, and were $45.7 million at March 30, 2019.

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

13.    Stockholders' Equity

Share Repurchase Program
In January 2018, the Company announced that the Board of Directors authorized a share repurchase program of up to $200 million of the Company's common stock. As of March 30, 2019, the Company had repurchased 4.0 million shares under this plan at a cost of approximately $160.0 million, or an average cost of $40.30 per share. Approximately $40.0 million remains available for repurchase under this plan. All of these shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of March 30, 2019. In January 2019, the Board of Directors authorized the repurchase of up to an additional $200 million of the Company’s common stock. No shares have been repurchased under the new plan as of March 30, 2019.
Preferred Stock
We have 5.0 million shares of Preferred Stock authorized. As of March 30, 2019, we have not issued any of the authorized shares.

14.    Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss is comprised of foreign currency translation adjustments, unrealized gains and losses on investments classified as available-for-sale, and actuarial gains and losses on our defined benefit pension plan assets.

The following table summarizes the changes in the components of accumulated other comprehensive loss, net of tax (in thousands):

	Foreign Currency	Unrealized Gains (Losses) on Securities	Actuarial Gains (Losses) on Defined Benefit Pension Plan	Total
Balance, March 25, 2017	$(1,302)	$(31)	$760	$(573)
Current period foreign exchange translation	2,791	—	—	2,791
Current period marketable securities activity	—	(2,380)	—	(2,380)
Current period actuarial gain/loss activity	—	—	(14,729)	(14,729)
Tax effect	—	750	2,780	3,530
Balance, March 31, 2018	1,489	(1,661)	(11,189)	(11,361)
Current period foreign exchange translation	(3,125)	—	—	(3,125)
Current period marketable securities activity	—	2,823	—	2,823
Current period actuarial gain/loss activity	—	—	13,814	13,814
Tax effect	—	(592)	(2,625)	(3,217)
Balance, March 30, 2019	$(1,636)	$570	$—	$(1,066)

15.    Income Taxes

Income before income taxes consisted of (in thousands):

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	March 25, 2017
U.S.	$41,980	$91,220	$137,654
Non-U.S.	51,764	173,879	177,393
	$93,744	$265,099	$315,047

The provision (benefit) for income taxes consists of (in thousands):

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	March 25, 2017
Current:
U.S.	$(7,109)	$66,082	$28,940
Non-U.S.	12,428	21,812	7,234
Total current tax provision	$5,319	$87,894	$36,174
Deferred:
U.S.	5,441	19,309	2,576
Non-U.S.	(7,007)	(4,099)	15,088
Total deferred tax provision	(1,566)	15,210	17,664
Total tax provision	$3,753	$103,104	$53,838

The effective income tax rates differ from the rates computed by applying the statutory federal rate to pretax income as follows (in percentages):

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	March 25, 2017
U.S. federal statutory rate	21.0	31.6	35.0
Foreign income taxed at different rates	(2.9)	(9.6)	(8.7)
Transition tax on deferred foreign income	(11.8)	20.3	—
Remeasurement of U.S. deferred tax balance	(0.1)	2.3	—
Research and development tax credits	(6.7)	(2.5)	(1.8)
Stock-based compensation	(1.0)	(4.5)	(7.3)
Foreign-derived intangible income deduction	(2.8)	—	—
Current U.S. tax on foreign earnings	2.2	0.7	0.1
Change in valuation allowance	4.4	—	—
Interest related to unrecognized tax benefits	1.6	—	—
Other	0.1	0.6	(0.2)
Effective tax rate	4.0	38.9	17.1
The Tax Cuts and Jobs Act (the "Tax Act") was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, restricted the deductibility of certain business expenses, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax-deferred, and created new taxes on certain foreign sourced earnings, among other provisions. In fiscal year 2018 and the first six months of fiscal year 2019, we recorded provisional amounts for certain enactment-date effects of the Tax Act by applying the guidance in SEC Staff Accounting Bulletin No. 118 ("SAB 118") because we had not yet completed our enactment-date accounting for these effects. In fiscal year 2018, the Company recorded provisional amounts related to the enactment-date effects of the Tax Act that included recording the one-time transition tax liability related to undistributed earnings of certain foreign subsidiaries that were not previously taxed and the revaluation of certain deferred tax assets and liabilities. In fiscal year 2019, certain discrete adjustments to the provisional amounts were recorded. Our accounting for the enactment-date effects of the Tax Act was completed during the quarter ended December 29, 2018. The changes to the fiscal year 2018 enactment-date provisional amounts decreased the effective tax rate in fiscal year 2019 by 11.9%.
We applied the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Act under ASC 740, Income Taxes, for the following aspects: remeasurement of deferred tax assets and liabilities, one-time transition tax, and tax on global intangible low taxed income ("GILTI").  As further discussed below, during the first nine months of fiscal year 2019 we recognized adjustments of $11.1 million that decreased the enactment-date provisional amounts recorded at March 31, 2018.
The one-time transition tax represents the tax on our total post-1986 earnings and profits, which was previously deferred from U.S. income taxes under prior U.S. law. We recorded a provisional amount for our one-time transition tax liability for each of our foreign subsidiaries, resulting in a transition tax liability of $53.9 million at March 31, 2018. Upon further analysis of the Tax Act, subsequent Internal Revenue Service ("IRS") guidance, and regulations proposed by the U.S. Department of the Treasury and the IRS, we finalized our calculations of the transition tax liability during the third quarter of fiscal year 2019. We recognized a decrease of $11.0 million to the transition tax provisional amount in fiscal year 2019, which is included as a component of income tax expense from continuing operations. We have elected to pay our transition tax over the eight-year period provided in the Tax Act. As of March 30, 2019, the remaining balance of our transition tax obligation is $27.0 million, which will be paid over the next seven years.
We remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future, which was generally 21%, by recording a provisional amount of $6.1 million at March 31, 2018. We finalized our calculations and recognized a decrease of $0.1 million to our provisional amount in fiscal year 2019, which is included as a component of income tax expense from continuing operations.
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

The transition to a territorial tax system under the Tax Act means that the taxation of future dividend distributions by foreign subsidiaries is expected to be limited to withholding taxes that may apply based on the jurisdiction of the subsidiary. As of March 30, 2019, unremitted earnings from our foreign subsidiaries are not expected to be indefinitely reinvested. No taxes have been accrued for foreign withholding taxes on these earnings as these amounts are not material. We have not provided additional income taxes for any other outside basis differences inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to all other outside basis differences in these entities is not practicable at this time.
Significant components of our deferred tax assets and liabilities as of March 30, 2019 and March 31, 2018 are (in thousands):

	March 30, 2019	March 31, 2018
Deferred tax assets:
Accrued expenses and allowances	$4,024	$5,793
Net operating loss carryforwards	2,940	3,646
Research and development tax credit carryforwards	13,111	12,701
Stock-based compensation	14,667	14,156
Other	1,261	2,402
Total deferred tax assets	$36,003	$38,698
Valuation allowance for deferred tax assets	(18,588)	(14,671)
Net deferred tax assets	$17,415	$24,027
Deferred tax liabilities:
Depreciation and amortization	$8,913	$9,184
Acquisition intangibles	8,803	13,427
Total deferred tax liabilities	$17,716	$22,611
Total net deferred tax assets (liabilities)	$(301)	$1,416
Deferred tax assets and liabilities are recorded for the estimated tax impact of temporary differences between the tax basis and book basis of assets and liabilities. A valuation allowance is established against a deferred tax asset when it is more likely than not that the deferred tax asset will not be realized. Our valuation allowance increased by $3.9 million in fiscal year 2019, which included a decrease of $0.2 million with no effect on tax expense and a net increase of $4.1 million which affected tax expense.  The Company maintains a valuation allowance for certain deferred tax assets primarily relating to certain U.S. federal tax deductions, state net operating loss carryforwards, and state tax credit carryforwards due to the likelihood that they will expire or go unutilized. Management believes that the Company’s results from future operations will generate sufficient taxable income in the appropriate jurisdictions and of the appropriate character such that it is more likely than not that the remaining deferred tax assets will be realized.
At March 30, 2019, the Company had gross federal net operating loss carryforwards of $9.2 million, all of which related to acquired companies and are, therefore, subject to certain limitations under Section 382 of the Internal Revenue Code. The federal net operating loss carryforwards expire in fiscal years 2020 through 2031. At March 30, 2019, the Company had gross state net operating loss carryforwards of $22.2 million. The state net operating loss carryforwards expire in fiscal years 2020 through 2029. In addition, the Company had $13.4 million of state business tax, minimum tax, and research and development tax credit carryforwards. Certain of these state tax credits will expire in fiscal years 2021 through 2034. The remaining state tax credit carryforwards do not expire.
The following table summarizes the changes in the unrecognized tax benefits (in thousands):

	March 30, 2019	March 31, 2018
Beginning balance	$55,164	$30,858
Additions based on tax positions related to the current year	2,204	26,602
Reductions based on tax positions related to the prior years	(17,622)	(2,296)
Ending balance	$39,746	$55,164
The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns. At March 30, 2019, the Company had gross unrecognized tax benefits of $39.7 million, all of which would impact the effective tax rate if recognized. During fiscal year 2019, the Company had gross increases of $2.2 million related to current year unrecognized tax positions, as well as gross decreases of $17.6 million related to prior year unrecognized tax positions. The Company’s unrecognized tax benefits are classified as “Non-current income taxes” in the Consolidated Balance Sheet.
The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. During fiscal years 2019 and 2018 we recognized interest expense, net of tax, of approximately $1.5 million and $0.8 million, respectively.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Fiscal years 2016 through 2019 remain open to examination by the major taxing jurisdictions to which the Company is subject, although carry forward attributes that were generated in tax years prior to fiscal year 2016 may be adjusted upon examination by the tax authorities if they have been, or will be, used in a future period.  The Company's United Kingdom subsidiaries are currently under a limited scope tax audit for certain income tax matters related to fiscal years 2016 and 2017. The Company's fiscal year 2017 federal income tax return is under examination by the U.S. Internal Revenue Service.  The Company believes it has accrued adequate reserves related to the matters under examination. The Company is not under an income tax audit in any other major taxing jurisdiction.

16.    Segment Information

We determine our operating segments in accordance with Financial Accounting Standards Board (“FASB”) guidelines. Our Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker under these guidelines.
The Company operates and tracks its results in one reportable segment, but reports revenue performance in two product lines, which currently are portable and non-portable and other. Our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources, rather than detailed information at a product line level. Additionally, our product lines have similar characteristics and customers. They share operations support functions such as sales, public relations, supply chain management, various research and development and engineering support, in addition to the general and administrative functions of human resources, legal, finance and information technology. Therefore, there is no complete, discrete financial information maintained for these product lines. Revenue from our product lines are as follows (in thousands):

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	March 25, 2017
Portable Products	$1,032,049	$1,363,876	$1,373,848
Non-Portable and Other Products	153,475	168,310	165,092
	$1,185,524	$1,532,186	$1,538,940

Geographic Area
The following illustrates sales by ship to location of the customer (in thousands):

	Fiscal Years Ended
	March 30, 2019	March 31, 2018	March 25, 2017
United States	$26,182	$33,732	$36,024
EMEA	14,406	15,458	14,791
China	922,202	1,264,000	1,249,325
Hong Kong	166,460	162,652	181,283
Japan	9,210	12,131	11,819
Taiwan	17,106	13,224	14,426
Other Asia	18,439	20,044	19,747
Other non-U.S. countries	11,519	10,945	11,525
Total consolidated sales	$1,185,524	$1,532,186	$1,538,940

The following illustrates property, plant and equipment, net, by geographic locations, based on physical location (in thousands):

	Fiscal Years Ended
	March 30, 2019	March 31, 2018
United States	$126,292	$130,202
EMEA	39,426	44,339
China	1,682	1,489
Japan	73	115
South Korea	870	1,217
Taiwan	15,349	7,743
Other Asia	1,999	5,444
Other non-U.S. countries	494	605
Total consolidated property, plant and equipment, net	$186,185	$191,154

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
The unaudited quarterly statement of operations data for each quarter of fiscal years 2019 and 2018 were as follows (in thousands, except per share data):

	Fiscal Year 2019
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$254,483	$366,305	$324,295	$240,441
Gross profit	124,559	185,119	163,180	124,639
Net income (loss)	(4,272)	58,173	29,933	6,157
Basic income (loss) per share	$(0.07)	$0.96	$0.50	$0.10
Diluted income (loss) per share	(0.07)	0.93	0.49	0.10

	Fiscal Year 2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$320,735	$425,537	$482,741	$303,173
Gross profit	161,716	211,282	235,088	152,630
Net income	42,912	73,300	33,779	12,004
Basic income per share	$0.67	$1.16	$0.53	$0.19
Diluted income per share	0.64	1.10	0.52	0.19

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(e) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer (CEO) and chief financial officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the

Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were effective as of March 30, 2019.
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
Based on its assessment of internal control over financial reporting, management has concluded that our internal control over financial reporting was effective as of March 30, 2019, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting as of March 30, 2019, included in Item 8 of this report.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended March 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART III
ITEM 10.   Directors, Executive Officers and Corporate Governance
The information set forth in the proxy statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on August 2, 2019 (the “Proxy Statement”) under the headings Corporate Governance — Board Meetings and Committees, Corporate Governance — Audit Committee, Proposals to be Voted on — Proposal No. 1 — Election of Directors is incorporated herein by reference.
ITEM 11.   Executive Compensation
The information set forth in the Proxy Statement under the headings Director Compensation Arrangements, Compensation Discussion and Analysis, Compensation Committee Report, and Proposals to be Voted on — Proposal No. 3 — Advisory Vote to Approve Executive Compensation is incorporated herein by reference.
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

PART IV
ITEM 15.   Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.	Consolidated Financial Statements

▪	Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm.

▪	Consolidated Balance Sheets as of March 30, 2019 and March 31, 2018.

▪	Consolidated Statements of Income for the fiscal years ended March 30, 2019, March 31, 2018, and March 25, 2017.

▪	Consolidated Statements of Comprehensive Income for the fiscal years ended March 30, 2019, March 31, 2018, and March 25, 2017.

▪	Consolidated Statements of Cash Flows for the fiscal years ended March 30, 2019, March 31, 2018, and March 25, 2017.

▪	Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 30, 2019, March 31, 2018, and March 25, 2017.

▪	Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules
All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

3.	Exhibits
The following exhibits are files as part of or incorporated by reference into this Annual Report on Form 10-K.

Number	Description
2.1	Cooperation Agreement dated April 29, 2014 between the Company and Wolfson Microelectronics plc. (1)
3.1	Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (2)
3.2	Amended and Restated Bylaws of Registrant. (3)
10.1+	Cirrus Logic, Inc. 2006 Stock Incentive Plan, amended and restated as of May 26, 2015. (7)
10.2+	Form of Stock Option Agreement for options granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (4)
10.3+	Form of Stock Option Agreement for options for U.K. Employees under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (12)
10.4+	Form of Notice of Grant of Stock Option for options granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (4)
10.5+	Form of Stock Option Agreement for Outside Directors under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (6)
10.6+	Form of Restricted Stock Unit Agreement for U.S. Employees under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (5)
10.7+	Form of Restricted Stock Unit Agreement for U.K. Employees under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (10)
10.8+	Form of Notice of Grant of Restricted Stock Units granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (5)
10.9+	Form of Performance Award Agreement for U.S. Employees under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (9)
10.10+	Form of Notice of Performance Award Agreement for U.S. Employees under the Cirrus Logic Inc. 2006 Stock Incentive Plan (10)
10.11+	Form of Performance Award Agreement for U.K. Employees under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (12)

10.12+	Executive Severance and Change of Control Plan, effective as of October 1, 2007, as amended and restated on April 1, 2018. (14)
10.13+	2007 Management and Key Individual Contributor Incentive Plan, as amended on May 20, 2016. (12)
10.14+	Cirrus Logic, Inc. 2018 Long Term Incentive Plan. (15)
10.15+	Form of Restricted Stock Unit Agreement. (15)
10.16+	Form of Notice of Grant of Restricted Stock Units. (15)
10.17+	Form of Performance Award Agreement. (15)
10.18+	Form of Notice of Grant of Performance Award. (15)
10.19+	Form of Stock Option Agreement. (15)
10.20+	Form of Notice of Grant of Stock Option. (15)
10.21+	Form of Notice of Grant of Stock Award. (15)
10.22	Credit Agreement dated April 29, 2014 among the Company, Wells Fargo Bank and National Association, as Administrative Agent and Lender. (1)
10.23	Credit Agreement dated August 29, 2014 among Registrant, Wells Fargo Bank and National Association, as Administrative Agent and Initial Issuing Lender. (8)
10.24	First Amendment to Credit Agreement among Cirrus Logic, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as Lender and Administrative Agent. (11)
10.25
Amended and Restated Credit Agreement among the Company, Wells Fargo Bank, National Association, as Administrative Agent and Initial Issuing Lender, and Bank of America, N.A., as Syndication Agent. (13)

14.1	Code of Conduct, dated March 24, 2015. (10)
21.1*	List of Subsidiaries.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see signature page).
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
+ Indicates a management contract or compensatory plan or arrangement.
* Filed with this Form 10-K.

(1)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on April 29, 2014 (Registration No. 000-17795).
(2)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the SEC on June 22, 2001 (Registration No. 000-17795).
(3)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on September 20, 2013.
(4)	Incorporated by reference from Registration’s Statement on Form S-8 filed with the SEC on August 1, 2006 (Registration No. 000-17795).
(5)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on October 7, 2010.
(6)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on August 1, 2007.
(7)	Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on June 2, 2015.
(8)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on September 3, 2014.
(9)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on September 22, 2014.
(10)	Incorporated by reference from Registrant’s Report on Form 10-K filed with the SEC on May 27, 2015 (Registration No. 000-17795).
(11)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on June 26, 2015.
(12)	Incorporated by reference from Registrant’s Report on Form 10-K filed with the SEC on May 25, 2016 (Registration No. 000-17795).
(13)	Incorporated by reference from Registrant’s Report on Form 8-K with the SEC on July 15, 2016 (Registration No. 000-17795).
(14)	Incorporated by reference from Registrant’s Report on Form 10-K with the SEC on May 30, 2018 (Registration No. 000-17795).
(15)	Incorporated by reference from Registrant’s Statement on Form S-8 filed with the SEC on August 3, 2018 (Registration No. 333-226578).

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

CIRRUS LOGIC, INC.

By:	/S/ THURMAN K. CASE
Thurman K. Case
Vice President, Chief Financial Officer and Chief Accounting Officer
May 24, 2019
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
Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities and on the dates indicated have signed this report below:

Signature	Title	Date

/s/ JASON P. RHODE	President and Chief Executive Officer	May 24, 2019
Jason P. Rhode

/S/ THURMAN K. CASE	Vice President, Chief Financial Officer and Chief Accounting Officer	May 24, 2019
Thurman K. Case

/S/ JOHN C. CARTER	Director	May 24, 2019
John C. Carter

/S/ ALEX DAVERN	Director	May 24, 2019
Alex Davern

/S/ TIMOTHY R. DEHNE	Director	May 24, 2019
Timothy R. Dehne

/S/ DEIRDRE HANFORD	Director	May 24, 2019
Deirdre Hanford

/S/ ALAN R. SCHUELE	Director	May 24, 2019
Alan R. Schuele

/S/ DAVID J. TUPMAN	Director	May 24, 2019
David J. Tupman