Form 10-Q
period 2019-06-29
CIRRUS LOGIC, INC.
filed 2019-07-31
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ____ to ____
Commission File Number 0-17795
CIRRUS LOGIC, INC.
(Exact name of registrant as specified in its charter)

Delaware				77-0024818
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

800 W. 6th Street	Austin,	Texas		78701
(Address of principal executive offices)				(Zip Code)

Registrant’s telephone number, including area code:			(512)	851-4000

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.001 par value	CRUS	The NASDAQ Stock Market LLC
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
Yes ☐    No ☑
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of July 29, 2019 was 58,140,512.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED JUNE 29, 2019
TABLE OF CONTENTS
໿
໿
໿

Part I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	June 29,	March 30,
	2019	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$198,077	$216,172
Marketable securities	52,350	70,183
Accounts receivable, net	111,497	120,656
Inventories	146,317	164,733
Prepaid assets	27,509	30,794
Other current assets	28,325	22,445
Total current assets	564,075	624,983

Long-term marketable securities	205,079	158,968
Right-of-use lease assets	146,035	—
Property and equipment, net	182,042	186,185
Intangibles, net	62,496	67,847
Goodwill	286,370	286,241
Deferred tax assets	9,394	8,727
Other assets	14,625	19,689
Total assets	$1,470,116	$1,352,640

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$60,408	$48,398
Accrued salaries and benefits	23,416	29,289
Software license agreements	16,674	21,514
Lease liabilities	14,517	—
Other accrued liabilities	16,191	16,339
Total current liabilities	131,206	115,540

Long-term liabilities:
Software license agreements	4,996	8,662
Non-current income taxes	79,484	78,309
Non-current lease liabilities	137,180	—
Other long-term liabilities	—	9,889
Total long-term liabilities	221,660	96,860

Stockholders' equity:
Capital stock	1,375,777	1,363,736
Accumulated deficit	(258,899)	(222,430)
Accumulated other comprehensive income (loss)	372	(1,066)
Total stockholders' equity	1,117,250	1,140,240
Total liabilities and stockholders' equity	$1,470,116	$1,352,640

The accompanying notes are an integral part of these consolidated condensed financial statements.
໿

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended
	June 29,	June 30,
	2019	2018
Net sales	$238,253	$254,483
Cost of sales	115,759	129,924
Gross profit	122,494	124,559
Operating expenses
Research and development	88,830	97,932
Selling, general and administrative	29,520	32,784
Total operating expenses	118,350	130,716
Income (loss) from operations	4,144	(6,157)
Interest income	2,544	1,706
Interest expense	(259)	(259)
Other income (expense)	(378)	210
Income (loss) before income taxes	6,051	(4,500)
Provision (benefit) for income taxes	1,433	(228)
Net income (loss)	$4,618	$(4,272)

Basic earnings (loss) per share	$0.08	$(0.07)
Diluted earnings (loss) per share	$0.08	$(0.07)
Basic weighted average common shares outstanding	58,540	61,462
Diluted weighted average common shares outstanding	60,258	61,462

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands; unaudited)

	Three Months Ended
	June 29,	June 30,
	2019	2018
Net income (loss)	$4,618	$(4,272)
Other comprehensive income (loss), before tax
Foreign currency translation gain (loss)	24	(2,190)
Unrealized gain on marketable securities	2,115	41
Cumulative effect of adoption of ASU 2018-02	(257)	—
Provision for income taxes	(444)	(8)
Comprehensive income (loss)	$6,056	$(6,429)

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three Months Ended
	June 29,	June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$4,618	$(4,272)
Adjustments to reconcile net income (loss) to net cash generated by operating activities:
Depreciation and amortization	19,745	22,639
Stock-based compensation expense	11,782	12,794
Deferred income taxes	(251)	(371)
Loss on retirement or write-off of long-lived assets	2	314
Other non-cash adjustments	346	107
Net change in operating assets and liabilities:
Accounts receivable, net	9,159	(20,264)
Inventories	18,416	32,306
Other assets	(2,966)	(3,361)
Accounts payable and other accrued liabilities	3,220	(31,185)
Income taxes payable	(7,084)	(4,018)
Net cash generated by operating activities	56,987	4,689

Cash flows from investing activities:
Maturities and sales of available-for-sale marketable securities	42,057	17,655
Purchases of available-for-sale marketable securities	(68,663)	(17,937)
Purchases of property, equipment and software	(3,816)	(10,827)
Investments in technology	(4,301)	(1,728)
Net cash used in investing activities	(34,723)	(12,837)

Cash flows from financing activities:
Issuance of common stock, net of shares withheld for taxes	260	60
Repurchase of stock to satisfy employee tax withholding obligations	(619)	(1,057)
Repurchase and retirement of common stock	(40,000)	(40,000)
Net cash used in financing activities	(40,359)	(40,997)

Net decrease in cash and cash equivalents	(18,095)	(49,145)

Cash and cash equivalents at beginning of period	216,172	235,604
Cash and cash equivalents at end of period	$198,077	$186,459

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands; unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Total
	Shares	Amount
Balance, March 31, 2018	61,960	$62	$1,312,372	$(139,345)	$(11,361)	$1,161,728
Net income (loss)	—	—	—	(4,272)	—	(4,272)
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	33	33
Change in foreign currency translation adjustments	—	—	—	—	(2,190)	(2,190)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	59	—	60	(1,057)	—	(997)
Repurchase and retirement of common stock	(1,029)	(1)	—	(39,999)	—	(40,000)
Stock-based compensation	—	—	12,794	—	—	12,794
Balance, June 30, 2018	60,990	$61	$1,325,226	$(184,673)	$(13,518)	$1,127,096

Balance, March 30, 2019	58,954	$59	$1,363,677	$(222,430)	$(1,066)	$1,140,240
Net income	—	—	—	4,618	—	4,618
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	1,671	1,671
Change in foreign currency translation adjustments	—	—	—	—	24	24
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	55	—	260	(619)	—	(359)
Cumulative effect of adoption of ASU 2016-02, net of tax	—	—	—	(726)	—	(726)
Cumulative effect of adoption of ASU 2018-02	—	—	—	257	(257)	—
Repurchase and retirement of common stock	(888)	(1)	—	(39,999)	—	(40,000)
Stock-based compensation	—	—	11,782	—	—	11,782
Balance, June 29, 2019	58,121	$58	$1,375,719	$(258,899)	$372	$1,117,250

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation

The consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. (“Cirrus Logic,” “we,” “us,” “our,” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  The accompanying unaudited consolidated condensed financial statements do not include complete footnotes and financial presentations.  As a result, these financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended March 30, 2019, included in our Annual Report on Form 10-K filed with the Commission on May 24, 2019.  In our opinion, the financial statements reflect all material adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented.  The preparation of financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses.  Actual results could differ from those estimates and assumptions.  Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.  Additionally, certain prior period amounts have been reclassified to conform to current year presentation, with no impact to earnings.

2. Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases, which the Company adopted in the first quarter of fiscal year 2020. The new standard provides a number of optional practical expedients in transition. We elected the use-of-hindsight practical expedient and the ‘package of practical expedients’ which permit us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. This means, for qualifying leases, which are those with terms of less than twelve months, we will not recognize right-of-use ("ROU") assets or lease liabilities. We also do not separate lease and non-lease components for all classes of assets. Most of our operating lease commitments were subject to the new standard and recognized as ROU assets and operating lease liabilities upon adoption, which materially increased the total assets and total liabilities that we reported relative to such amounts prior to adoption.

In applying the use-of-hindsight practical expedient, we re-assessed whether we were reasonably certain to exercise extension options within our lease agreements. This resulted in the lease term being extended on a number of leases. The previously capitalized initial direct costs and accrued lease payments were recalculated assuming these extended lease terms had always applied, resulting in an adjustment of $0.7 million net of tax, to opening retained earnings on transition.

On adoption, we recognized additional operating liabilities, with corresponding ROU assets based on the present value of the lease payments over the lease term under current leasing contracts for existing operating leases. In addition, existing capitalized initial direct costs and accrued lease payments were reclassified from prepayments and accruals to the ROU asset. There was no income statement or cash flow statement impact on adoption, nor were prior periods adjusted.

The effects of the changes made to our balance sheet at adoption were as follows (in thousands):

	Balance at March 30, 2019	Impact from ASU 2016-02 Adoption	Balance at March 31, 2019
Financial statement line item:
Prepaid assets	$30,794	$(2,833)	$27,961
Right-of-use lease assets	—	149,746	149,746
Lease liabilities	—	(14,899)	(14,899)
Other accrued liabilities	(16,339)	11,071	(5,268)
Non-current lease liabilities	—	(143,085)	(143,085)
Other long-term liabilities	(9,889)	(965)	(10,854)
Accumulated deficit	(222,430)	965	(221,465)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU requires credit losses on available-for-sale debt securities to be presented as an allowance rather than a write-down. Unlike current U.S. GAAP, the credit losses could be reversed with changes in estimates, and recognized in current year earnings.  This ASU is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods.  Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods.  The Company is currently evaluating the impact of this ASU, but does not expect a material impact to the financial statements upon adoption.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  This ASU eliminates step two of the goodwill impairment test.  An impairment charge is to be recognized for the amount by which the current value exceeds the fair value. This ASU is effective for annual periods beginning after December 15, 2019, including interim periods.  Early adoption is permitted, for interim or annual goodwill impairment tests performed after January 1, 2017, and should be applied prospectively. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this update. The Company is currently evaluating the impact of this ASU, but does not expect a material impact to the financial statements upon adoption.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows for the classification of stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive income to retained earnings. This ASU is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The standard should be applied in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in tax rate is recognized. The Company adopted this ASU in the current fiscal quarter and elected to reclassify the stranded tax effects of $0.3 million from accumulated other comprehensive income to retained earnings in the period of adoption.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees and will apply to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted. The Company adopted this ASU in the current fiscal quarter, with no material impact to the financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This ASU adjusts current required disclosures related to fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year, with early adoption permitted. The Company is currently evaluating the impact of this ASU, but does not expect a material impact to the financial statements upon adoption.

In August 2018, the Commission adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The final rule was published in the Federal Register on October 4, 2018, effective November 5, 2018. The Company adopted the amendments in the current fiscal quarter. See consolidated condensed statements of stockholders' equity.

3. Marketable Securities

The Company’s investments that have original maturities greater than 90 days have been classified as available-for-sale securities in accordance with U.S. GAAP.  Marketable securities are categorized on the consolidated condensed balance sheet as short- and long-term marketable securities, as appropriate.

The following table is a summary of available-for-sale securities at June 29, 2019 (in thousands):

As of June 29, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$236,150	$2,474	$(102)	$238,522
Non-U.S. government securities	15,147	109	(7)	15,249
U.S. Treasury securities	3,623	35	—	3,658
Total securities	$254,920	$2,618	$(109)	$257,429

The Company typically invests in highly-rated securities with original maturities generally ranging from one to three years. The Company's specifically identified gross unrealized loss of $0.1 million related to securities with total amortized cost of approximately $56.1 million at June 29, 2019.  Securities in a continuous unrealized loss position for more than 12 months as of June 29, 2019 had an aggregate amortized cost of $49.8 million and an aggregate unrealized loss of $0.1 million. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  When evaluating an investment for other-than-temporary impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of June 29, 2019, the Company did not consider any of its investments to be other-than-temporarily impaired.

The following table is a summary of available-for-sale securities at March 30, 2019 (in thousands):
໿
໿

As of March 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$215,098	$1,027	$(600)	$215,525
Non-U.S. government securities	13,209	8	(40)	13,177
Agency discount notes	450	—	(1)	449
Total securities	$228,757	$1,035	$(641)	$229,151

The Company’s specifically identified gross unrealized losses of $0.6 million related to securities with total amortized cost of approximately $123.1 million at March 30, 2019. Securities in a continuous unrealized loss position for more than 12 months as of March 30, 2019 had an aggregate amortized cost of $120.3 million and an aggregate unrealized loss of $0.6 million. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  When evaluating an investment for other-than-temporary impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of March 30, 2019, the Company did not consider any of its investments to be other-than-temporarily impaired.

The cost and estimated fair value of available-for-sale securities by contractual maturities were as follows (in thousands):
໿

	June 29, 2019		March 30, 2019
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$52,415	$52,350	$70,490	$70,183
After 1 year	202,505	205,079	158,267	158,968
Total	$254,920	$257,429	$228,757	$229,151

໿
໿

4. Fair Value of Financial Instruments

The Company has determined that the only material assets and liabilities in the Company’s financial statements that are required to be measured at fair value on a recurring basis are the Company’s cash equivalents and marketable securities portfolio.  The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

The Company’s cash equivalents and marketable securities portfolio consist of money market funds, debt securities, non-U.S. government securities, U.S. Treasury securities and securities of U.S. government-sponsored enterprises and are reflected on our consolidated condensed balance sheets under the headings cash and cash equivalents, marketable securities, and long-term marketable securities.  The Company determines the fair value of its marketable securities portfolio by obtaining non-binding market prices from third-party pricing providers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.

As of June 29, 2019 and March 30, 2019, the Company classified all investment portfolio assets as Level 1 or Level 2 assets.  The Company has no material Level 3 assets.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three months ending June 29, 2019.

The following summarizes the fair value of our financial instruments at June 29, 2019 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$156,247	$—	$—	$156,247

Available-for-sale securities
Corporate debt securities	$—	$238,522	$—	$238,522
Non-U.S. government securities	—	15,249	—	15,249
U.S. Treasury securities	3,658	—	—	3,658
	$3,658	$253,771	$—	$257,429
໿

The following summarizes the fair value of our financial instruments at March 30, 2019 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$174,214	$—	$—	$174,214

Available-for-sale securities
Corporate debt securities	$—	$215,525	$—	$215,525
Non-U.S. government securities	—	13,177	—	13,177
Agency discount notes	—	449	—	449
	$—	$229,151	$—	$229,151

໿

5. Derivative Financial Instruments

Foreign Currency Forward Contracts

During the quarter ended June 29, 2019, the Company began using foreign currency forward contracts to reduce the earnings impact that exchange rate fluctuations have on non-U.S. dollar balance sheet exposures. The Company recognizes both the gains and losses on foreign currency forward contracts and the gains and losses on the remeasurement of non-U.S. dollar denominated assets and liabilities within "Other income (expense)" in the consolidated condensed statements of income. The Company does not apply hedge accounting to these foreign currency derivative instruments.

As of June 29, 2019, the Company held one foreign currency forward contract denominated in British Pound Sterling with a notional value of $59.7 million. The fair value of this contract was not material as of June 29, 2019.

The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Three Months Ended
	June 29,	June 30,
	2019	2018	Location
Gain (loss) recognized in income:
Foreign currency forward contracts	$(2,363)	$—	Other income (expense)

6. Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	June 29,	March 30,
	2019	2019
Gross accounts receivable	$111,642	$120,926
Allowance for doubtful accounts	(145)	(270)
Accounts receivable, net	$111,497	$120,656

7. Inventories

Inventories are comprised of the following (in thousands):

	June 29,	March 30,
	2019	2019
Work in process	$89,467	$80,100
Finished goods	56,850	84,633
	$146,317	$164,733

໿

໿

໿
8. Revolving Credit Facility

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

As of June 29, 2019, the Company had no amounts outstanding under the Credit Facility and was in compliance with all covenants under the Credit Agreement.

9. Leases

The Company has operating leases for corporate offices and certain office equipment. Our leases have remaining lease terms of 1 year to 28 years, some of which include options to extend the leases which are considered reasonably certain to be exercised. Our leases generally contain fixed rental payments, with additional variable payments linked to actual common area maintenance costs incurred by the landlord. These variable payments are therefore not included within the lease liability and ROU asset, but are recognized as an expense when incurred. As our leases typically do not provide an implicit rate, the Company determined the Incremental Borrowing Rate ("IBR") for each lease based on the information available at the commencement date, taking into consideration necessary adjustments for collateral, currency, and lease term. There are no residual value guarantees in any of our leases. No restrictions or covenants have been imposed on the Company as a result of the lease agreements in place.

The Company also leases a small portion of our office space to tenants under operating leases, receiving monthly rental payments. Payments are generally fixed, with variable payments linked to actual common area maintenance costs incurred. Total fixed lease payments to be received over the life of the lease are recognized on a straight-line basis over the lease term.

All of the Company’s leases have been classified as operating leases. Operating leases in excess of 12 months are recognized on the balance sheet, with future lease payments recognized as a liability, measured at present value, and the right-of-use asset recognized for the lease term. A single lease cost is recognized in the income statement over the lease term.

The components of operating lease expense were as follows (in thousands):

Three Months Ended
June 29,
2019
Operating lease - in excess of 12 months	$3,463
Variable lease	1,096
Short-term lease	6
Total operating lease expense	$4,565

Other information related to operating leases was as follows:

Three Months Ended
June 29,
2019
Cash paid for amounts included in the measurement of lease liabilities (in thousands)
Operating cash flows from operating leases	$3,711
Right-of-use assets obtained in exchange for new operating lease liabilities (in thousands)	—
Weighted-average remaining lease term - operating leases (in years)	20.0
Weighted-average discount rate - operating leases	4%

As of June 29, 2019, there are no leases that have not yet commenced which would create significant rights and obligations on the Company.

Future lease commitments under non-cancellable leases, including extension options reasonably anticipated to be exercised as of June 29, 2019, are as follows (in thousands):

Fiscal Year	Operating Lease Expense	Operating Lease Income
2020	$11,163	$621
2021	14,366	1,322
2022	13,661	1,356
2023	12,831	535
2024	12,564	264
Thereafter	161,975	338
Total	$226,560	$4,436
Less imputed interest	(74,863)	—
Total	$151,697	$4,436

Operating lease liabilities consisted of the following (in thousands):

June 29,
2019
Current lease liabilities	$14,517
Non-current lease liabilities	137,180
Total operating lease liabilities	$151,697

10. Revenues

Disaggregation of revenue

We disaggregate revenue from contracts with customers based on the ship to location of the customer. The geographic regions that are reviewed are the United States and countries outside of the United States (primarily located in Asia).

Total net sales based on the disaggregation criteria described above are as follows:

	Three Months Ended
	June 29,	June 30,
	2019	2018
Non-United States	$234,042	$245,622
United States	4,211	8,861
	$238,253	$254,483

Performance obligations

The Company's single performance obligation, which is the delivery of promised goods to the customer. The promised goods are explicitly stated in the customer contract and are comprised of either a single type of good or a series of goods that are substantially the same, have the same pattern of transfer to the customer, and are neither capable of being distinct nor separable from the other promised goods in the contract. This performance obligation is satisfied upon transfer of control of the promised goods to the customer, as defined per the shipping terms within the customer's contract. The vast majority of the Company's contracts with customers have an original expected term length of one year or less. As allowed by ASC 606, the Company has not disclosed the value of any unsatisfied performance obligations related to these contracts.

The Company’s products primarily include a warranty period of one to three years. These warranties qualify as assurance-type warranties, as goods can be returned for product non-conformance and defect only. As such, these warranties are accounted for under ASC 460, Guarantees, and are not considered a separate performance obligation.

Contract balances

Payments are typically due within 30 to 60 days of invoicing and terms terms do not include a significant financing components or noncash consideration. There have been no material impairment losses on accounts receivable. There are no material contract assets or contract liabilities recorded on the consolidated condensed balance sheets.

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

11. Income Taxes
໿
Our provision (benefit) for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings (loss) before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision (benefit) for income taxes (in thousands) and the effective tax rates:

	Three Months Ended
	June 29,	June 30,
	2019	2018
Income (loss) before income taxes	$6,051	$(4,500)
Provision (benefit) for income taxes	$1,433	$(228)
Effective tax rate	23.7%	5.1%

Our income tax expense for the first quarter of fiscal year 2020 was $1.4 million compared to $0.2 million of income tax benefit for the first quarter of fiscal year 2019, resulting in effective tax rates of 23.7% and 5.1% for the first quarter of fiscal year 2020 and 2019, respectively.  Our effective tax rate for the first quarter of fiscal year 2020 was higher than the federal statutory rate primarily due to interest accrued on unrecognized tax benefits recorded discretely in the quarter, partially offset by the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate. Our effective tax rate for the first quarter of fiscal year 2019 was lower than the federal statutory rate primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate and the U.S. federal research and development tax credit.

The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns.  At June 29, 2019, the Company had unrecognized tax benefits of $40.0 million, of which $39.8 million would impact the effective tax rate if recognized.  The Company recorded a gross increase of $0.3 million to its current year unrecognized tax benefits in the first quarter of fiscal year 2020. The Company believes it is reasonably possible that the gross unrecognized tax benefits could decrease by approximately $3.0 million in the next 12 months due to the lapse of the statute of limitations applicable to tax positions taken on a prior year tax return. The Company’s total unrecognized tax benefits are classified as “Non-current income taxes" in the consolidated condensed balance sheets.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.  As of June 29, 2019, the balance of accrued interest and penalties, net of tax, was $3.0 million.

On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. et al. v. Commissioner which concluded that the regulations relating to the treatment of stock-based compensation expense in intercompany cost-sharing arrangements were invalid.  In 2016 the U.S. Internal Revenue Service appealed the decision to the U.S. Court of Appeals for the Ninth Circuit (the “Ninth Circuit”). On July 24, 2018, the Ninth Circuit issued a decision that was subsequently withdrawn and a reconstituted panel has conferred on the appeal. On June 7, 2019, the Ninth Circuit reversed the decision of the U.S. Tax Court and upheld the cost-sharing regulations.  The final resolution with respect to cost-sharing of stock-based compensation and the potential impact on the Company is unclear at this time.  We will continue to monitor developments related to this decision and the potential impact of those developments on the Company's current and prior fiscal years.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Fiscal years 2016 through 2019 remain open to examination by the major taxing jurisdictions to which the Company is subject, although carry forward attributes that were generated in tax years prior to fiscal year 2016 may be adjusted upon examination by the tax authorities if they have been, or will be, used in a future period.  The Company's United Kingdom subsidiaries are currently under audit for certain income tax matters related to fiscal years 2016 and 2017. The Company's fiscal year 2017 federal income tax return is under examination by the U.S. Internal Revenue Service.  The Company believes it has accrued adequate reserves related to the matters under examination. The Company is not under an income tax audit in any other major taxing jurisdiction.

໿
12. Net Income (Loss) Per Share

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

The following table details the calculation of basic and diluted earnings per share for the three months ended June 29, 2019 and June 30, 2018 (in thousands, except per share amounts):
໿

	Three Months Ended
	June 29,	June 30,
	2019	2018
Numerator:
Net income (loss)	$4,618	$(4,272)
Denominator:
Weighted average shares outstanding	58,540	61,462
Effect of dilutive securities	1,718	—
Weighted average diluted shares	60,258	61,462
Basic earnings (loss) per share	$0.08	$(0.07)
Diluted earnings (loss) per share	$0.08	$(0.07)

The weighted outstanding shares excluded from our diluted calculation for the three months ended June 29, 2019, were 734 thousand, as the shares were anti-dilutive. All potential shares of common stock are anti-dilutive in periods of net loss, and therefore excluded for the three months ended June 30, 2018.

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

14. Stockholders’ Equity

Common Stock

The Company issued a net 0.1 million and 0.1 million shares of common stock during the three months ending June 29, 2019 and June 30, 2018, respectively, pursuant to the Company's equity incentive plans.

Share Repurchase Program

Since inception, approximately $200 million of the Company’s common stock has been repurchased under the Company’s 2018 $200 million share repurchase program. An immaterial amount remains available for repurchase under this plan as of June 29, 2019.  During the three months ended June 29, 2019, the Company repurchased 0.9 million shares of its common stock, for $40.0 million, at an average cost of $45.04 per share.  All of these shares were repurchased in the open market and were funded from existing cash.  All shares of our common stock that were repurchased were retired as of June 29, 2019. In January 2019, the Board of Directors authorized repurchase of up to an additional $200 million of the Company's common stock. No shares have been repurchased under the new plan as of June 29, 2019.

15. Segment Information

We determine our operating segments in accordance with FASB guidelines.  Our Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker under these guidelines.

The Company operates and tracks its results in one reportable segment, but reports revenue performance in two product lines, Portable and Non-Portable and Other.  Our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources, rather than detailed information at a product line level.  Additionally, our product lines have similar characteristics and customers.  They share support functions such as sales, public relations, supply chain management, various research and development and engineering support, in addition to the general and administrative functions of human resources, legal, finance and information technology.  Therefore, there is no complete, discrete financial information maintained for these product lines.
Revenues from our product lines are as follows (in thousands):

	Three Months Ended
	June 29,	June 30,
	2019	2018
Portable Products	$202,938	$212,260
Non-Portable and Other Products	35,315	42,223
	$238,253	$254,483

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read along with the unaudited consolidated condensed financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 30, 2019, contained in our fiscal year 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on May 24, 2019.  We maintain a website at investor.cirrus.com, which makes available free of charge our most recent annual report and all other filings we have made with the Commission.

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Item 1A – Risk Factors” in our 2019 Annual Report on Form 10-K filed with the Commission on May 24, 2019, and in Part II, Item 1A “Risk Factors” within this quarterly report on Form 10-Q.  Readers should carefully review these risk factors, as well as those identified in other documents filed by us with the Commission.

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

The Company adopted ASC Topic 842, Leases as of March 31, 2019. The impact of this new guidance on our accounting policies and operating results is described below, in Note 2 - Recently Issued Accounting Pronouncements as well as in Note 9 - Leases. During the three months ended June 29, 2019, there have been no other significant changes in our “Critical Accounting Policies” included in our fiscal year 2019 Annual Report on Form 10-K for the fiscal year ended March 30, 2019.

Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases, which the Company adopted in the first quarter of fiscal year 2020. The new standard provides a number of optional practical expedients in transition. We elected the use-of-hindsight practical expedient and the ‘package of practical expedients’ which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. This means, for qualifying leases, which are those with terms of less than twelve months, we will not recognize ROU assets or lease liabilities. We also do not separate lease and non-lease components for all classes of assets. Most of our operating lease commitments were subject to the new standard and recognized as ROU assets and operating lease liabilities upon adoption, which materially increased the total assets and total liabilities that we report relative to such amounts prior to adoption.

In applying the use-of-hindsight practical expedient, we re-assessed whether we were reasonably certain to exercise extension options within our lease agreements. This resulted in the lease term being extended on a number of leases. The previously capitalized initial direct costs and accrued lease payments were recalculated assuming these extended lease terms had always applied, resulting in an adjustment of $0.7 million net of tax, to opening retained earnings on transition.

On adoption, we recognized additional operating liabilities, with corresponding ROU assets based on the present value of the remaining minimum rental payments under current leasing contracts for existing operating leases. In addition, existing capitalized initial direct costs and accrued lease payments were reclassified from prepayments and accruals to the ROU asset. There was no income statement or cash flow statement impact on adoption, nor were prior periods adjusted.

The effects of the changes made to our balance sheet at adoption were as follows (in thousands):

	Balance at March 30, 2019	Impact from ASU 2016-02 Adoption	Balance at March 31, 2019
Financial statement line item:
Prepaid assets	$30,794	$(2,833)	$27,961
Right-of-use lease assets	—	149,746	149,746
Lease liabilities	—	(14,899)	(14,899)
Other accrued liabilities	(16,339)	11,071	(5,268)
Non-current lease liabilities	—	(143,085)	(143,085)
Other long-term liabilities	(9,889)	(965)	(10,854)
Accumulated deficit	(222,430)	965	(221,465)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU requires credit losses on available-for-sale debt securities to be presented as an allowance rather than a write-down. Unlike current U.S. GAAP, the credit losses could be reversed with changes in estimates, and recognized in current year earnings.  This ASU is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods.  Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods.  The Company is currently evaluating the impact of this ASU, but does not expect a material impact to the financial statements upon adoption.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  This ASU eliminates step two of the goodwill impairment test.  An impairment charge is to be recognized for the amount by which the current value exceeds the fair value. This ASU is effective for annual periods beginning after December 15, 2019, including interim periods.  Early adoption is permitted, for interim or annual goodwill impairment tests performed after January 1, 2017, and should be applied prospectively. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this update. The Company is currently evaluating the impact of this ASU, but does not expect a material impact to the financial statements upon adoption.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows for the classification of stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive income to retained earnings. This ASU is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The standard should be applied in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in tax rate is recognized. The Company adopted this ASU in the current fiscal quarter and elected to reclassify the stranded tax effects of $0.3 million from accumulated other comprehensive income to retained earnings in the period of adoption.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees and will apply to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted. The Company adopted this ASU in the current fiscal quarter, with no material impact to the financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This ASU adjusts current required disclosures related to fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year, with early adoption permitted. The Company is currently evaluating the impact of this ASU, but does not expect a material impact to the financial statements upon adoption.

In August 2018, the Commission adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The final rule was published in the Federal Register on October 4, 2018, effective November 5, 2018. The Company adopted the amendments in the current fiscal quarter. See consolidated condensed statements of stockholders' equity.

Results of Operations
Our fiscal year is the 52- or 53-week period ending on the last Saturday in March. Fiscal years 2020 and 2019 are both 52-week fiscal years.

The following table summarizes the results of our operations for the first three months of fiscal years 2020 and 2019, respectively, as a percentage of net sales.  All percentage amounts were calculated using the underlying data in thousands, unaudited:
໿

	Three Months Ended
	June 29,	June 30,
	2019	2018
Net sales	100%	100%
Gross margin	51%	49%
Research and development	37%	38%
Selling, general and administrative	12%	13%
Income (loss) from operations	2%	(2)%
Interest income	1%	—%
Interest expense	—%	—%
Other income (expense)	—%	—%
Income (loss) before income taxes	3%	(2)%
Provision (benefit) for income taxes	1%	—%
Net income (loss)	2%	(2)%

໿
Net Sales

Net sales for the first quarter of fiscal year 2020 decreased $16.2 million, or 6 percent, to $238.3 million from $254.5 million in the first quarter of fiscal year 2019.  Net sales from our portable products decreased $9.3 million, primarily due to lower sales of portable products shipping in smartphones, along with digital headsets and adapters, partially offset by increased amplifier sales at Android customers. Non-portable and other product sales decreased $6.9 million for the quarter versus the comparable period in the prior fiscal year.

Sales to non-U.S. customers, principally located in Asia, including sales to U.S.-based end customers that manufacture products through contract manufacturers or plants located overseas, were approximately 98 percent and 97 percent of net sales for the first quarter of fiscal years 2020 and 2019, respectively. Our sales are denominated primarily in U.S. dollars.

Since the components we produce are largely proprietary, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may purchase our products directly from us, through distributors or third-party manufacturers contracted to produce their designs.  For the first quarter of fiscal years 2020 and 2019, our ten largest end customers represented approximately 90 percent and 89 percent of our net sales, respectively.

We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 72 percent and 76 percent of the Company’s total net sales for the first quarter of fiscal years 2020 and 2019, respectively. Samsung represented 10 percent of the Company's total net sales for the first quarter of fiscal year 2020.

No other end customer or distributor represented more than 10 percent of net sales for the three months ending June 29, 2019 or June 30, 2018.

For more information, please see Part II—Item 1A—Risk Factors— “We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.”

Gross Margin

Gross margin was 51.4 percent in the first quarter of fiscal year 2020, up from 48.9 percent in the first quarter of fiscal year 2019. The increase was primarily driven by lower reserve expense and favorable product mix in the current fiscal quarter versus the first quarter of fiscal year 2019.

Research and Development Expense

Research and development expense for the first quarter of fiscal year 2020 was $88.8 million, a decrease of $9.1 million, or 9 percent, from $97.9 million in the first quarter of fiscal year 2019.  The primary drivers for this decrease were amortization of acquisition-related intangibles, increased R&D incentives and lower product development costs, partially offset by increased salary costs related to the transition of our development activities from Melbourne, Australia to teams in the U.S. and U.K. in an effort to improve efficiency and streamline our hardware, software and algorithm development.

Selling, General and Administrative Expense

Selling, general and administrative expense for the first quarter of fiscal year 2020 was $29.5 million, a decrease of $3.3 million, or 10 percent, from $32.8 million in the first quarter of fiscal year 2019, primarily due to decreased salary and employee-related expenses, facilities-related costs and professional fees.

Interest Income
The Company reported interest income of $2.5 million and $1.7 million, for the three months ended June 29, 2019 and June 30, 2018, respectively. Interest income increased in the current period due to higher yields on higher average cash, cash equivalent and marketable securities balances, compared to the prior period.

Interest Expense
The Company reported interest expense of $0.3 million and $0.3 million for the three months ended June 29, 2019 and June 30, 2018, respectively.  Interest expense consists primarily of unused commitment fees.

Other Income (Expense)
For the three months ended June 29, 2019 and June 30, 2018, the Company reported $0.4 million in other expense and $0.2 million in other income, respectively, primarily related to remeasurement on foreign currency denominated monetary assets and liabilities.

Income Taxes
Our provision (benefit) for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings (loss) before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision (benefit) for income taxes (in thousands) and the effective tax rates:

	Three Months Ended
	June 29,	June 30,
	2019	2018
Income (loss) before income taxes	$6,051	$(4,500)
Provision (benefit) for income taxes	$1,433	$(228)
Effective tax rate	23.7%	5.1%
Our income tax expense for the first quarter of fiscal year 2020 was $1.4 million compared to $0.2 million of income tax benefit for the first quarter of fiscal year 2019, resulting in effective tax rates of 23.7% and 5.1% for the first quarter of fiscal year 2020 and 2019, respectively.  Our effective tax rate for the first quarter of fiscal year 2020 was higher than the federal statutory rate primarily due to interest accrued on unrecognized tax benefits recorded discretely in the quarter, partially offset by the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate. Our effective tax rate for the first quarter of fiscal year 2019 was lower than the federal statutory rate primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate and the U.S. federal research and development tax credit.

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

Cash generated by operating activities is net income adjusted for certain non-cash items and changes in working capital.  Cash flow from operations was $57.0 million for the first three months of fiscal year 2020 as compared to $4.7 million for the corresponding period of fiscal year 2019.  The cash flow from operations during the first three months of fiscal year

2020 was related to the cash components of our net income and a $20.7 million favorable change in working capital, primarily as a result of decreases in inventories and accounts receivable.  The cash flow from operations during the corresponding period of fiscal year 2019 was related to the cash components of our net income, offset by a $26.5 million unfavorable change in working capital, primarily as a result of increases in accounts receivable and decreases in accounts payable, partially offset by decreases in inventories.

Net cash used in investing activities was $34.7 million during the first three months of fiscal year 2020 as compared to $12.8 million used in investing activities during the first three months of fiscal year 2019.  The cash used in investing activities in the first three months of fiscal year 2020 is primarily related to capital expenditures and technology investments of $8.1 million and net purchases of marketable securities of $26.6 million.  The cash used in investing activities in the corresponding period in fiscal year 2019 was primarily related to net purchases of marketable securities of $0.3 million, and capital expenditures and technology investments of $12.6 million.

Net cash used in financing activities was $40.4 million during the first three months of fiscal year 2020.  The cash used during the first three months of fiscal year 2020 was primarily associated with stock repurchases of $40.0 million.  The cash used in financing activities was $41.0 million for the first three months of fiscal year 2019.  The use of cash during the first three months of fiscal year 2019 was primarily associated with stock repurchases during the period of $40.0 million.

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

As of June 29, 2019, the Company had no amounts outstanding under the Credit Facility and was in compliance with all covenants under the Credit Agreement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with interest rates on our debt securities, currency movements on non-U.S. dollar denominated assets and liabilities, and the effect of market factors on the value of our marketable securities.  We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. During the first quarter of fiscal year 2020, we began using forward contracts to manage exposure to foreign currency exchange risk attributable to non-U.S. dollar exposures. Gains and losses from these foreign currency forward contracts are recognized currently in earnings along with the gains and losses resulting from remeasuring the underlying exposures.  For further description of our market risks, see “Part II – Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in our fiscal year 2019 Annual Report on Form 10-K filed with the Commission on May 24, 2019. For related financial statement impact see Note 5 - Derivative Financial Instruments.

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
Based upon the evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were effective as of June 29, 2019.
Changes in control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 29, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information regarding legal proceedings to which the Company is a party is set forth in Note 13 – Legal Matters to our unaudited consolidated condensed financial statements and is incorporated herein by reference.

ITEM 1A. RISK FACTORS
In evaluating all forward-looking statements, you should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements.  Various risk factors associated with our business are included in our Annual Report on Form 10-K for the year ended March 30, 2019, as filed with the Commission on May 24, 2019, and available at www.sec.gov.  Other than as set forth below, there have been no material changes to those risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 30, 2019.

We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer, or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business.  For the first three months of fiscal years 2020 and 2019, our ten largest customers represented approximately 90 percent and 89 percent, respectively, of our net sales.  We had one end customer, Apple Inc. that purchased through multiple contract manufacturers and represented approximately 72 percent and 76 percent of the Company’s total net sales for the first three months of fiscal years 2020 and 2019, respectively.  Samsung represented 10 percent of the Company's total net sales for the first three months of fiscal year 2020.

We had no distributors that represented more than 10 percent of our sales for the three month period ending June 29, 2019, or June 30, 2018.  No other end customer or distributor represented more than 10 percent of net sales for the three month period ending June 29, 2019, or June 30, 2018.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended June 29, 2019 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
March 31, 2019 - April 27, 2019	—	$—	—	$—
April 28, 2019 - May 25, 2019	871	45.16	871	200,643
May 26, 2019 - June 29, 2019	17	38.55	17	200,003
Total	888	$45.04	888	$200,003
(1) The Company currently has two active share repurchase programs. The repurchases are to be funded from existing cash and intended to be effected from time to time in accordance with applicable securities laws through the open market or in privately negotiated transactions. The timing of the repurchases and the actual amount purchased depend on a variety of factors including general market and economic conditions and other corporate considerations. The program does not have an expiration date, does not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company's discretion. The Company repurchased 0.9 million shares of its common stock for $40.0 million during the first quarter of fiscal year 2019 under its 2018 Plan. All of these shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of June 29, 2019. In January 2019, the Board of Directors authorized repurchase of up to an additional $200 million of the Company's common stock. No shares have been repurchased under the new plan as of June 29, 2019.
໿

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

The following exhibits are filed as part of or incorporated by reference into this Report:

໿

3.1	Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (1)
3.2	Amended and Restated Bylaws of Registrant. (2)
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 22, 2001 (Registration No. 000-17795).

(2)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the Commission on September 20, 2013 (Registration No. 000-17795).

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index list noted above and are incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRRUS LOGIC, INC.

Date:	July 31, 2019	/s/ Thurman K. Case

Thurman K. Case

Vice President, Chief Financial Officer and Principal Accounting Officer