Form 10-Q
period 2019-09-28
CIRRUS LOGIC, INC.
filed 2019-10-30
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019

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
Yes ☐    No ☑
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of October 28, 2019 was 57,799,337.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED SEPTEMBER 28, 2019
TABLE OF CONTENTS
໿
໿
໿

Part I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	September 28,	March 30,
	2019	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$221,937	$216,172
Marketable securities	22,563	70,183
Accounts receivable, net	217,962	120,656
Inventories	144,829	164,733
Prepaid assets	28,454	30,794
Other current assets	16,275	22,445
Total current assets	652,020	624,983

Long-term marketable securities	238,741	158,968
Right-of-use lease assets	142,834	—
Property and equipment, net	178,420	186,185
Intangibles, net	54,780	67,847
Goodwill	285,321	286,241
Deferred tax assets	9,026	8,727
Other assets	22,489	19,689
Total assets	$1,583,631	$1,352,640

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$109,374	$48,398
Accrued salaries and benefits	34,870	29,289
Software license agreements	17,915	21,514
Lease liabilities	13,751	—
Other accrued liabilities	16,886	16,339
Total current liabilities	192,796	115,540

Long-term liabilities:
Software license agreements	2,258	8,662
Non-current income taxes	76,847	78,309
Non-current lease liabilities	133,105	—
Other long-term liabilities	—	9,889
Total long-term liabilities	212,210	96,860

Stockholders' equity:
Capital stock	1,392,650	1,363,736
Accumulated deficit	(213,274)	(222,430)
Accumulated other comprehensive loss	(751)	(1,066)
Total stockholders' equity	1,178,625	1,140,240
Total liabilities and stockholders' equity	$1,583,631	$1,352,640

The accompanying notes are an integral part of these consolidated condensed financial statements.
໿

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Net sales	$388,912	$366,305	$627,165	$620,788
Cost of sales	180,979	181,186	296,738	311,110
Gross profit	207,933	185,119	330,427	309,678
Operating expenses
Research and development	88,239	96,381	177,069	194,313
Selling, general and administrative	33,018	33,160	62,538	65,944
Total operating expenses	121,257	129,541	239,607	260,257
Income from operations	86,676	55,578	90,820	49,421
Interest income	2,530	1,805	5,074	3,511
Interest expense	(280)	(280)	(539)	(539)
Other expense	(568)	(378)	(946)	(168)
Income before income taxes	88,358	56,725	94,409	52,225
Provision (benefit) for income taxes	12,148	(1,448)	13,581	(1,676)
Net income	$76,210	$58,173	$80,828	$53,901

Basic earnings per share	$1.31	$0.96	$1.39	$0.88
Diluted earnings per share	$1.27	$0.93	$1.34	$0.86
Basic weighted average common shares outstanding	58,011	60,472	58,276	60,967
Diluted weighted average common shares outstanding	60,213	62,431	60,260	62,810

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands; unaudited)

	Three Months Ended		Six Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Net income	$76,210	$58,173	$80,828	$53,901
Other comprehensive income (loss), before tax
Foreign currency translation gain (loss)	(1,427)	204	(1,403)	(1,986)
Unrealized gain on marketable securities	385	198	2,500	239
Cumulative effect of adoption of ASU 2018-02	—	—	(257)	—
Provision for income taxes	(81)	(42)	(525)	(50)
Comprehensive income	$75,087	$58,533	$81,143	$52,104

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six Months Ended
	September 28,	September 29,
	2019	2018
Cash flows from operating activities:
Net income	$80,828	$53,901
Adjustments to reconcile net income to net cash generated by operating activities:
Depreciation and amortization	37,911	45,296
Stock-based compensation expense	25,540	25,925
Deferred income taxes	(1,919)	(1,497)
Loss on retirement or write-off of long-lived assets	5	883
Other non-cash adjustments	453	216
Net change in operating assets and liabilities:
Accounts receivable, net	(97,305)	(100,448)
Inventories	19,904	63,054
Other assets	(6,816)	(4,001)
Accounts payable and other accrued liabilities	61,525	(516)
Income taxes payable	(2,291)	(3,863)
Net cash generated by operating activities	117,835	78,950

Cash flows from investing activities:
Maturities and sales of available-for-sale marketable securities	90,922	30,295
Purchases of available-for-sale marketable securities	(121,100)	(31,118)
Purchases of property, equipment and software	(9,333)	(18,842)
Investments in technology	(4,730)	(2,248)
Net cash used in investing activities	(44,241)	(21,913)

Cash flows from financing activities:
Issuance of common stock, net of shares withheld for taxes	3,374	228
Repurchase of stock to satisfy employee tax withholding obligations	(1,202)	(2,015)
Repurchase and retirement of common stock	(70,001)	(94,997)
Net cash used in financing activities	(67,829)	(96,784)

Net increase (decrease) in cash and cash equivalents	5,765	(39,747)

Cash and cash equivalents at beginning of period	216,172	235,604
Cash and cash equivalents at end of period	$221,937	$195,857

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands; unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Total
Three Months Ended	Shares	Amount
Balance, June 30, 2018	60,990	$61	$1,325,226	$(184,673)	$(13,518)	$1,127,096
Net income	—	—	—	58,173	—	58,173
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	156	156
Change in foreign currency translation adjustments	—	—	—	—	204	204
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	108	—	169	(957)	—	(788)
Repurchase and retirement of common stock	(1,274)	(1)	—	(54,996)	—	(54,997)
Stock-based compensation	—	—	13,131	—	—	13,131
Balance, September 29, 2018	59,824	$60	$1,338,526	$(182,453)	$(13,158)	$1,142,975

Balance, June 29, 2019	58,121	$58	$1,375,719	$(258,899)	$372	$1,117,250
Net income	—	—	—	76,210	—	76,210
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	304	304
Change in foreign currency translation adjustments	—	—	—	—	(1,427)	(1,427)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	224	—	3,115	(584)	—	2,531
Repurchase and retirement of common stock	(559)	—	—	(30,001)	—	(30,001)
Stock-based compensation	—	—	13,758	—	—	13,758
Balance, September 28, 2019	57,786	$58	$1,392,592	$(213,274)	$(751)	$1,178,625
Six Months Ended
Balance, March 31, 2018	61,960	$62	$1,312,372	$(139,345)	$(11,361)	$1,161,728
Net income	—	—	—	53,901	—	53,901
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	189	189
Change in foreign currency translation adjustments	—	—	—	—	(1,986)	(1,986)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	167	—	229	(2,014)	—	(1,785)
Repurchase and retirement of common stock	(2,303)	(2)	—	(94,995)	—	(94,997)
Stock-based compensation	—	—	25,925	—	—	25,925
Balance, September 29, 2018	59,824	$60	$1,338,526	$(182,453)	$(13,158)	$1,142,975

Balance, March 30, 2019	58,954	$59	$1,363,677	$(222,430)	$(1,066)	$1,140,240
Net income	—	—	—	80,828	—	80,828
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	1,975	1,975
Change in foreign currency translation adjustments	—	—	—	—	(1,403)	(1,403)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	279	—	3,375	(1,203)	—	2,172
Cumulative effect of adoption of ASU 2016-02, net of tax	—	—	—	(726)	—	(726)
Cumulative effect of adoption of ASU 2018-02	—	—	—	257	(257)	—
Repurchase and retirement of common stock	(1,447)	(1)	—	(70,000)	—	(70,001)
Stock-based compensation	—	—	25,540	—	—	25,540
Balance, September 28, 2019	57,786	$58	$1,392,592	$(213,274)	$(751)	$1,178,625

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

2. Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases, which the Company adopted in the first quarter of fiscal year 2020. The new standard provides a number of optional practical expedients in transition. We elected the use-of-hindsight practical expedient and the ‘package of practical expedients’ which permit us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. This means, for qualifying leases, which are those with initial terms of less than twelve months, we will not recognize right-of-use ("ROU") assets or lease liabilities. We also do not separate lease and non-lease components for all classes of assets. Most of our operating lease commitments were subject to the new standard and recognized as ROU assets and operating lease liabilities upon adoption, which materially increased the total assets and total liabilities that we reported relative to such amounts prior to adoption.

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

On adoption, we recognized additional operating liabilities, with corresponding ROU assets based on the present value of the lease payments over the lease term under current leasing contracts for existing operating leases. In addition, existing capitalized initial direct costs and accrued lease payments were reclassified from prepayments and accruals to the ROU asset. There was no income statement or material cash flow statement impact on adoption, nor were prior periods adjusted.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows for the classification of stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive income to retained earnings. This ASU is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The standard should be applied in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in tax rate is recognized. The Company adopted this ASU in the first quarter of fiscal year 2020 and elected to reclassify the stranded tax effects of $0.3 million from accumulated other comprehensive income to retained earnings in the period of adoption.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees and will apply to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted. The Company adopted this ASU in the first quarter of fiscal year 2020, with no material impact to the financial statements.

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

In August 2018, the Commission adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The final rule was published in the Federal Register on October 4, 2018, effective November 5, 2018. The Company adopted the amendments in the first quarter of fiscal year 2020. See consolidated condensed statements of stockholders' equity.

3. Marketable Securities

The Company’s investments that have original maturities greater than 90 days have been classified as available-for-sale securities in accordance with U.S. GAAP.  Marketable securities are categorized on the consolidated condensed balance sheet as short- and long-term marketable securities, as appropriate.

The following table is a summary of available-for-sale securities at September 28, 2019 (in thousands):

As of September 28, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$234,115	$2,810	$(30)	$236,895
Non-U.S. government securities	14,404	111	(7)	14,508
U.S. Treasury securities	9,891	32	(22)	9,901
Total securities	$258,410	$2,953	$(59)	$261,304

The Company typically invests in highly-rated securities with original maturities generally ranging from one to three years. The Company's specifically identified gross unrealized loss of $0.1 million related to securities with total amortized cost of approximately $28.2 million at September 28, 2019.  Securities in a continuous unrealized loss position for more than 12 months as of September 28, 2019 had an aggregate amortized cost of $5.5 million and an immaterial amount of aggregate unrealized loss. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  When evaluating an investment for other-than-temporary impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of September 28, 2019, the Company did not consider any of its investments to be other-than-temporarily impaired.

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

The cost and estimated fair value of available-for-sale securities by contractual maturities were as follows (in thousands):
໿

	September 28, 2019		March 30, 2019
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$22,527	$22,563	$70,490	$70,183
After 1 year	235,883	238,741	158,267	158,968
Total	$258,410	$261,304	$228,757	$229,151

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

•Level 1 - Quoted prices in active markets for identical assets or liabilities.
•Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

As of September 28, 2019 and March 30, 2019, the Company classified all investment portfolio assets as Level 1 or Level 2 assets.  The Company has no material Level 3 assets.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three months ending September 28, 2019.

The following summarizes the fair value of our financial instruments at September 28, 2019 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$186,669	$—	$—	$186,669

Available-for-sale securities
Corporate debt securities	$—	$236,895	$—	$236,895
Non-U.S. government securities	—	14,508	—	14,508
U.S. Treasury securities	9,901	—	—	9,901
	$9,901	$251,403	$—	$261,304
໿

The following summarizes the fair value of our financial instruments at March 30, 2019 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$174,214	$—	$—	$174,214

Available-for-sale securities
Corporate debt securities	$—	$215,525	$—	$215,525
Non-U.S. government securities	—	13,177	—	13,177
Agency discount notes	—	449	—	449
	$—	$229,151	$—	$229,151
໿

5. Derivative Financial Instruments

Foreign Currency Forward Contracts

Beginning in the first quarter of fiscal year 2020, the Company began using foreign currency forward contracts to reduce the earnings impact that exchange rate fluctuations have on non-U.S. dollar balance sheet exposures. The Company recognizes both the gains and losses on foreign currency forward contracts and the gains and losses on the remeasurement of non-U.S. dollar denominated assets and liabilities within "Other expense" in the consolidated condensed statements of income. The Company does not apply hedge accounting to these foreign currency derivative instruments.

As of September 28, 2019, the Company held one foreign currency forward contract denominated in British Pound Sterling with a notional value of $57.0 million. The fair value of this contract was not material as of September 28, 2019.

The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018	Location
Gain (loss) recognized in income:
Foreign currency forward contracts	$(1,852)	$—	$(4,215)	$—	Other expense

6. Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	September 28,	March 30,
	2019	2019
Gross accounts receivable	$217,962	$120,926
Allowance for doubtful accounts	—	(270)
Accounts receivable, net	$217,962	$120,656

The significant increase in accounts receivable is due primarily to the volume and timing of shipments in the second quarter of fiscal year 2020.

7. Inventories

Inventories are comprised of the following (in thousands):

	September 28,	March 30,
	2019	2019
Work in process	$100,781	$80,100
Finished goods	44,048	84,633
	$144,829	$164,733

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

As of September 28, 2019, the Company had no amounts outstanding under the Credit Facility and was in compliance with all covenants under the Credit Agreement.

9. Leases

The Company has operating leases for corporate offices and certain office equipment. Our leases have remaining lease terms of 1 year to 28 years, some of which include options to extend the leases that are considered reasonably certain to be exercised. Our leases generally contain fixed rental payments, with additional variable payments linked to actual common area maintenance costs incurred by the landlord. These variable payments are therefore not included within the lease liability and ROU asset, but are recognized as an expense when incurred. As our leases typically do not provide an implicit rate, the Company determined the Incremental Borrowing Rate ("IBR") for each lease based on the information available at the commencement date, taking into consideration necessary adjustments for collateral, currency, and lease term. There are no residual value guarantees in any of our leases. No restrictions or covenants have been imposed on the Company as a result of the lease agreements in place.

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

The components of operating lease expense were as follows (in thousands):

	Three Months Ended	Six Months Ended
	September 28,	September 28,
	2019	2019
Operating lease - in excess of 12 months	$3,334	$6,797
Variable lease	1,166	2,262
Short-term lease	8	14
Total operating lease expense	$4,508	$9,073

Other information related to operating leases was as follows:

Six Months Ended
September 28,
2019
Cash paid for amounts included in the measurement of lease liabilities (in thousands)
Operating cash flows from operating leases	$7,161
Right-of-use assets obtained in exchange for new operating lease liabilities (in thousands)	—
Weighted-average remaining lease term - operating leases (in years)	20.0
Weighted-average discount rate - operating leases	4%

As of September 28, 2019, there are no leases that have not yet commenced that would create significant rights and obligations on the Company.

Future lease commitments under non-cancellable leases, including extension options reasonably anticipated to be exercised as of September 28, 2019, are as follows (in thousands):

Fiscal Year	Operating Lease Expense	Operating Lease Income
2020	$7,092	$561
2021	13,743	1,322
2022	13,253	1,356
2023	12,649	535
2024	12,387	264
Thereafter	161,044	338
Total	$220,168	$4,376
Less imputed interest	(73,312)	—
Total	$146,856	$4,376

Operating lease liabilities consisted of the following (in thousands):

September 28,
2019
Current lease liabilities	$13,751
Non-current lease liabilities	133,105
Total operating lease liabilities	$146,856

10. Revenues

Disaggregation of revenue

We disaggregate revenue from contracts with customers based on the ship to location of the customer. The geographic regions that are reviewed are the United States and countries outside of the United States (primarily located in Asia).

Total net sales based on the disaggregation criteria described above are as follows:

	Three Months Ended		Six Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Non-United States	$385,222	$359,685	$619,263	$605,307
United States	3,690	6,620	7,902	15,481
	$388,912	$366,305	$627,165	$620,788

Performance obligations

The Company's single performance obligation is the delivery of promised goods to the customer. The promised goods are explicitly stated in the customer contract and are comprised of either a single type of good or a series of goods that are substantially the same, have the same pattern of transfer to the customer, and are neither capable of being distinct nor separable from the other promised goods in the contract. This performance obligation is satisfied upon transfer of control of the promised goods to the customer, as defined per the shipping terms within the customer's contract. The vast majority of the Company's contracts with customers have an original expected term length of one year or less. As allowed by ASC 606, the Company has not disclosed the value of any unsatisfied performance obligations related to these contracts.

The Company’s products primarily include a warranty period of one to three years. These warranties qualify as assurance-type warranties, as goods can be returned for product non-conformance and defect only. As such, these warranties are accounted for under ASC 460, Guarantees, and are not considered a separate performance obligation.

Contract balances

Payments are typically due within 30 to 60 days of invoicing and terms do not include a significant financing components or noncash consideration. There have been no material impairment losses on accounts receivable. There are no material contract assets or contract liabilities recorded on the consolidated condensed balance sheets.

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

The Company estimates all variable consideration at the most likely amount that it expects to be entitled. The estimate is based on current and historical information, including recent sales activity and pricing, available to the Company. Variable consideration is only included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company defers all variable consideration that does not meet the revenue recognition criteria.

11. Income Taxes
໿
Our provision (benefit) for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision (benefit) for income taxes (in thousands) and the effective tax rates:

	Three Months Ended		Six Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Income before income taxes	$88,358	$56,725	$94,409	$52,225
Provision (benefit) for income taxes	$12,148	$(1,448)	$13,581	$(1,676)
Effective tax rate	13.7%	(2.6)%	14.4%	(3.2)%

Our income tax expense for the second quarter of fiscal year 2020 was $12.1 million compared to $1.4 million of income tax benefit for the second quarter of fiscal year 2019, resulting in effective tax rates of 13.7% and (2.6)% for the second quarter of fiscal year 2020 and 2019, respectively.  Our income tax expense was $13.6 million for the first six months of fiscal year 2020 compared to income tax benefit of $1.7 million for the first six months of fiscal year 2019, resulting in effective tax rates of 14.4% and (3.2)%, respectively.

Our effective tax rates for the second quarter and first six months of fiscal year 2020 were lower than the federal statutory rate primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate, the U.S. deduction for foreign derived intangible income, and the release of prior year unrecognized tax benefits due to the closure of the tax audit of the Company's U.K. subsidiaries in the second quarter of fiscal year 2020. Our effective tax rates for the second quarter and first six months of fiscal year 2019 were lower than the federal statutory rate primarily due to adjustments recorded in the second quarter of fiscal year 2019 to reduce the provisional amount of the Tax Act's transition tax, the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate, and the U.S. federal research and development tax credit.

The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns.  At September 28, 2019, the Company had unrecognized tax benefits of $39.0 million, of which $38.8 million would impact the effective tax rate if recognized.  We recorded gross increases of $0.3 million and $0.1 million to current year unrecognized tax benefits in the first and second quarters of fiscal year 2020, respectively, as well as a gross decrease of $1.1 million to prior year unrecognized tax benefits in the second quarter of fiscal year 2020. The Company believes it is reasonably possible that the gross unrecognized tax benefits could decrease by approximately $3.0 million in the next 12 months due to the lapse of the statute of limitations applicable to tax positions taken on a prior year tax return. The Company’s total unrecognized tax benefits are classified as “Non-current income taxes" in the consolidated condensed balance sheets.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.  As of September 28, 2019, the balance of accrued interest and penalties, net of tax, was $3.4 million.

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Fiscal years 2016 through 2019 remain open to examination by the major taxing jurisdictions to which the Company is subject, although carry forward attributes that were generated in tax years prior to fiscal year 2016 may be adjusted upon examination by the tax authorities if they have been, or will be, used in a future period.  The Company's federal income tax returns for fiscal years 2017 and 2018 are under examination by the U.S. Internal Revenue Service.  The Company believes it has accrued adequate reserves related to the matters under examination. The Company is not under an income tax audit in any other major taxing jurisdiction.

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

The following table details the calculation of basic and diluted earnings per share for the three and six months ended September 28, 2019 and September 29, 2018 (in thousands, except per share amounts):
໿

	Three Months Ended		Six Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Numerator:
Net income	$76,210	$58,173	$80,828	$53,901
Denominator:
Weighted average shares outstanding	58,011	60,472	58,276	60,967
Effect of dilutive securities	2,202	1,959	1,984	1,843
Weighted average diluted shares	60,213	62,431	60,260	62,810
Basic earnings per share	$1.31	$0.96	$1.39	$0.88
Diluted earnings per share	$1.27	$0.93	$1.34	$0.86

The weighted outstanding shares excluded from our diluted calculation for the three and six months ended September 28, 2019, were 455 thousand and 615 thousand, respectively, as the shares were anti-dilutive. The weighted outstanding shares excluded from our diluted calculation for the three and six months ended September 29, 2018, were 609 thousand and 1,277 thousand, respectively, as the shares were anti-dilutive.

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

14. Stockholders’ Equity

Common Stock

The Company issued a net 0.2 million and 0.3 million shares of common stock during the three and six months ending September 28, 2019, respectively, pursuant to the Company's equity incentive plans. The Company issued a net 0.1 million and 0.2 million shares of common stock during the three and six months ending September 29, 2018, respectively, pursuant to the Company's equity incentive plans.

Share Repurchase Program

Since inception, approximately $30 million of the Company’s common stock has been repurchased under the Company’s 2019 $200 million share repurchase program, leaving approximately $170 million available for repurchase under this plan as of September 28, 2019.  During the three and six months ended September 28, 2019, the Company repurchased 0.6 million shares of its common stock, for $30.0 million, at an average cost of $53.64 per share and 1.4 million shares of its common stock, for $70.0 million, at an average cost of $48.37 per share, respectively.  The repurchased shares in the second quarter of fiscal year 2020 include an immaterial amount of shares that closed out the Company's 2018 share repurchase program. All of these shares were repurchased in the open market and were funded from existing cash.  All shares of our common stock that were repurchased were retired as of September 28, 2019.

15. Segment Information

We determine our operating segments in accordance with FASB guidelines.  Our Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker under these guidelines.

The Company operates and tracks its results in one reportable segment, but reports revenue in two product lines, Portable and Non-Portable and Other.  Our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources, rather than detailed information at a product line level.  Additionally, our product lines have similar characteristics and customers.  They share support functions such as sales, public relations, supply chain management, various research and development and engineering support, in addition to the general and administrative functions of human resources, legal, finance and information technology.  Therefore, there is no complete, discrete financial information maintained for these product lines.
Revenues from our product lines are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Portable Products	$349,379	$324,049	$552,317	$536,309
Non-Portable and Other Products	39,533	42,256	74,848	84,479
	$388,912	$366,305	$627,165	$620,788

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

The Company adopted ASC Topic 842, Leases as of March 31, 2019. The impact of this new guidance on our accounting policies and operating results is described below, in Note 2 - Recently Issued Accounting Pronouncements as well as in Note 9 - Leases. During the six months ended September 28, 2019, there have been no other significant changes in our “Critical Accounting Policies” included in our fiscal year 2019 Annual Report on Form 10-K for the fiscal year ended March 30, 2019.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows for the classification of stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive income to retained earnings. This ASU is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The standard should be applied in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in tax rate is recognized. The Company adopted this ASU in the first quarter of fiscal year 2020 and elected to reclassify the stranded tax effects of $0.3 million from accumulated other comprehensive income to retained earnings in the period of adoption.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees and will apply to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted. The Company adopted this ASU in the first quarter of fiscal year 2020, with no material impact to the financial statements.

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

In August 2018, the Commission adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The final rule was published in the Federal Register on October 4, 2018, effective November 5, 2018. The Company adopted the amendments in the first quarter of fiscal year 2020. See consolidated condensed statements of stockholders' equity.

Results of Operations
Our fiscal year is the 52- or 53-week period ending on the last Saturday in March. Fiscal years 2020 and 2019 are both 52-week fiscal years.

The following table summarizes the results of our operations for the first three and six months of fiscal years 2020 and 2019, respectively, as a percentage of net sales.  All percentage amounts were calculated using the underlying data in thousands, unaudited:
໿

	Three Months Ended		Six Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Net sales	100%	100%	100%	100%
Gross margin	53%	51%	53%	50%
Research and development	23%	27%	29%	31%
Selling, general and administrative	8%	9%	10%	11%
Income from operations	22%	15%	14%	8%
Interest income	1%	1%	1%	1%
Interest expense	—%	—%	—%	—%
Other income (expense)	—%	—%	—%	—%
Income before income taxes	23%	16%	15%	9%
Provision (benefit) for income taxes	3%	—%	2%	—%
Net income	20%	16%	13%	9%

໿
Net Sales

Net sales for the second quarter of fiscal year 2020 increased $22.6 million, or 6 percent, to $388.9 million from $366.3 million in the second quarter of fiscal year 2019.  Net sales from our portable products increased $25.4 million, primarily due to increased boosted amplifier sales, predominantly at Android customers, along with increased sales of digital headsets and haptic drivers. Non-portable and other product sales decreased $2.8 million for the quarter versus the comparable period in the prior fiscal year.

Net sales for the first six months of fiscal year 2020 increased $6.4 million, or 1.0% percent, to $627.2 million from $620.8 million in the first six months of fiscal year 2019.  Net sales from our portable products increased $16.0 million, primarily due to increased boosted amplifier sales, predominantly at Android customers, in addition to digital headsets and haptic drivers, offset in part by lower smart codec sales. Non-portable and other product sales decreased $9.6 million for the first six months of fiscal year 2020 versus the comparable period in the prior fiscal year.

Sales to non-U.S. customers, principally located in Asia, including sales to U.S.-based end customers that manufacture products through contract manufacturers or plants located overseas, were approximately 99 percent and 98 percent of net sales for the second quarter of fiscal years 2020 and 2019, respectively and 99 percent and 98 percent for the first six months of fiscal years 2020 and 2019, respectively. Our sales are denominated primarily in U.S. dollars.

Since the components we produce are largely proprietary, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may purchase our products directly from us, through distributors or third-party manufacturers contracted to produce their designs.  For the second quarter of fiscal years 2020 and 2019, our ten largest end customers represented approximately 94 percent and 92 percent of our net sales, respectively. For the first six months of fiscal years 2020 and 2019, our ten largest end customers represented approximately 93 percent and 91 percent of our net sales, respectively.

We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 81 percent and 82 percent of the Company’s total net sales for the second quarter of fiscal years 2020 and 2019, respectively and 78 percent and 79 percent for the first six months of fiscal years 2020 and 2019, respectively. Samsung represented 10 percent of the Company's total net sales for the first six months of fiscal year 2020.

No other end customer or distributor represented more than 10 percent of net sales for the three and six months ending September 28, 2019 or September 29, 2018.

For more information, please see Part II—Item 1A—Risk Factors— “We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.”

Gross Margin

Gross margin was 53.5 percent in the second quarter of fiscal year 2020, up from 50.5 percent in the second quarter of fiscal year 2019. The increase was primarily driven by favorable product mix, and to a lesser extent, supply chain efficiencies and cost reductions on certain products in the current fiscal quarter versus the second quarter of fiscal year 2019.

Gross margin was 52.7 percent for the first six months of fiscal year 2020, up from 49.9 percent for the first six months of fiscal year 2019. The increase was primarily driven by favorable product mix and lower reserve expense, and to a lesser extent, supply chain efficiencies and cost reductions on certain products, in the first six months of fiscal year 2020 versus the first six months of fiscal year 2019.

Research and Development Expense

Research and development expense for the second quarter of fiscal year 2020 was $88.2 million, a decrease of $8.2 million, or 8.5 percent, from $96.4 million in the second quarter of fiscal year 2019.  The primary drivers were decreased amortization of acquisition-related intangibles and increased R&D incentives.

Research and development expense for the first six months of fiscal year 2020 was $177.1 million, a decrease of $17.2 million, or 8.9% percent, from $194.3 million for the first six months of fiscal year 2019.  The primary drivers were decreased amortization of acquisition-related intangibles, increased R&D incentives and lower product development costs, partially offset by increased employee-related costs, including variable compensation, and higher facilities-related costs.

Selling, General and Administrative Expense

Selling, general and administrative expense for the second quarter of fiscal year 2020 was $33.0 million, a slight decrease of $0.2 million, from $33.2 million in the second quarter of fiscal year 2019.

Selling, general and administrative expense for the first six months of fiscal year 2020 was $62.5 million, a decrease of $3.4 million, or 5.2% percent, from $65.9 million for the first six months of fiscal year 2019, primarily due to lower employee-related expenses, facilities-related costs, and professional fees.

Interest Income
The Company reported interest income of $2.5 million and $5.1 million, for the three and six months ended September 28, 2019, respectively and $1.8 million and $3.5 million for the three and six months ended September 29, 2018, respectively. Interest income increased in the current period due to higher yields on higher average cash, cash equivalent and marketable securities balances, compared to the prior period.

Interest Expense
The Company reported interest expense of $0.3 million and $0.5 million for the three and six months ended September 28, 2019, respectively and $0.3 million and $0.5 million for the three and six months ended September 29, 2018, respectively.  Interest expense consists primarily of unused commitment fees.

Other Expense
For the three and six months ended September 28, 2019, the Company reported $0.6 million and $0.9 million, respectively, in other expense and $0.4 million and $0.2 million for the three and six months ended September 29, 2018, primarily related to remeasurement on foreign currency denominated monetary assets and liabilities.

Income Taxes
Our provision (benefit) for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision (benefit) for income taxes (in thousands) and the effective tax rates:

	Three Months Ended		Six Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Income before income taxes	$88,358	$56,725	$94,409	$52,225
Provision (benefit) for income taxes	$12,148	$(1,448)	$13,581	$(1,676)
Effective tax rate	13.7%	(2.6)%	14.4%	(3.2)%

Our income tax expense for the second quarter of fiscal year 2020 was $12.1 million compared to $1.4 million of income tax benefit for the second quarter of fiscal year 2019, resulting in effective tax rates of 13.7% and (2.6)% for the second quarter of fiscal year 2020 and 2019, respectively.  Our income tax expense for the first six months of fiscal year 2020 was $13.6 million compared to income tax benefit of $1.7 million for the first six months of fiscal year 2019, resulting in effective tax rates of 14.4% and (3.2)%, respectively.

Our effective tax rates for the second quarter and first six months of fiscal year 2020 were lower than the federal statutory rate primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate, the U.S. deduction for foreign derived intangible income, and the release of prior year unrecognized tax benefits due to the closure of the tax audit of the Company's U.K. subsidiaries in the second quarter of fiscal year 2020. Our effective tax rates for the second quarter and first six months of fiscal year 2019 were lower than the federal statutory rate primarily due to adjustments recorded in the second quarter of fiscal year 2019 to reduce the provisional amount of the Tax Act's transition tax, the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate, and the U.S. federal research and development tax credit.

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

Cash generated by operating activities is net income adjusted for certain non-cash items and changes in working capital.  Cash flow from operations was $117.8 million for the first six months of fiscal year 2020 as compared to $79.0 million for the corresponding period of fiscal year 2019.  The cash flow from operations during the first six months of fiscal year 2020 was related to the cash components of our net income, offset by a $25.0 million unfavorable change in working capital, primarily as a result of an increase in accounts receivable, partially offset by an increase in accounts payable and decrease in inventory.  The cash flow from operations during the corresponding period of fiscal year 2019 was related to the cash components of our net income, offset by a $45.8 million unfavorable change in working capital, primarily as a result of increases in accounts receivable, partially offset by decreases in inventories.

Net cash used in investing activities was $44.2 million during the first six months of fiscal year 2020 as compared to $21.9 million used in investing activities during the first six months of fiscal year 2019.  The cash used in investing activities in the first six months of fiscal year 2020 is primarily related to net purchases of marketable securities of $30.2 million and capital expenditures and technology investments of $14.1 million.  The cash used in investing activities in the corresponding period in fiscal year 2019 was primarily related to capital expenditures and technology investments of $21.1 million and net purchases of marketable securities of $0.8 million.

Net cash used in financing activities was $67.8 million during the first six months of fiscal year 2020.  The cash used during the first six months of fiscal year 2020 was primarily associated with stock repurchases of $70.0 million.  The cash used in financing activities was $96.8 million for the first six months of fiscal year 2019.  The use of cash during the first six months of fiscal year 2019 was primarily associated with stock repurchases during the period of $95.0 million.

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

As of September 28, 2019, the Company had no amounts outstanding under the Credit Facility and was in compliance with all covenants under the Credit Agreement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with interest rates on our debt securities, currency movements on non-U.S. dollar denominated assets and liabilities, and the effect of market factors on the value of our marketable securities.  We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. Beginning in the first quarter of fiscal year 2020, we began using forward contracts to manage exposure to foreign currency exchange risk attributable to non-U.S. dollar exposures. Gains and losses from these foreign currency forward contracts are recognized currently in earnings along with the gains and losses resulting from remeasuring the underlying exposures.  For further description of our market risks, see “Part II – Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in our fiscal year 2019 Annual Report on Form 10-K filed with the Commission on May 24, 2019. For related financial statement impact see Note 5 - Derivative Financial Instruments.

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
Based upon the evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were effective as of September 28, 2019.
Changes in control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 28, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer, or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business.  For the second quarter of fiscal years 2020 and 2019, our ten largest end customers represented approximately 94 percent and 92 percent of our net sales, respectively. For the first six months of fiscal years 2020 and 2019, our ten largest end customers represented approximately 93 percent and 91 percent of our net sales, respectively.  We had one end customer, Apple Inc. that purchased through multiple contract manufacturers and represented approximately approximately 81 percent and 82 percent of the Company’s total net sales for the second quarter of fiscal years 2020 and 2019, respectively and 78 percent and 79 percent of the Company’s total net sales for the first six months of fiscal years 2020 and 2019, respectively.  Samsung represented 10 percent of the Company's total net sales for the first six months of fiscal year 2020. No other end customer or distributor represented more than 10 percent of net sales for the three and six months ending September 28, 2019, or September 29, 2018.

We may not be able to maintain or increase sales to certain of our key customers for a variety of reasons, including the following:
•most of our customers can stop incorporating our products into their own products with limited notice to us and suffer little or no penalty;
•our agreements with our customers typically do not require them to purchase a minimum quantity of our products;
•many of our customers have pre-existing or concurrent relationships with our current or potential competitors that may affect the customers’ decisions to purchase our products;
•our customers face intense competition from other manufacturers that do not use our products; and
•our customers regularly evaluate alternative sources of supply in order to diversify their supplier base, which increases their negotiating leverage with us and their ability to obtain components from alternative sources.

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

Although we continue to evaluate options for our remaining MEMS microphone efforts, there is a risk that we will not be successful with these efforts and may have additional expenses or impairment charges that could have a material adverse effect on our financial results.

The MEMS microphone market is a competitive market characterized by customers who frequently source components for their end products from multiple suppliers and by historically lower gross margins than our existing product lines. In addition, the development and production of MEMS microphones involves different manufacturing technologies, materials, and processes than our traditional semiconductor businesses. Therefore, our investment in new markets in which we have limited experience in high volume manufacturing in those markets increases risks related to technology, customers, competitors, and other industry specific issues. Further, we may not be successful in this market or we may incur costs in excess of what we anticipate, which could result in lower gross margins and/or profitability than our existing product lines.

These risks are further compounded by our recent decision to reallocate a significant percentage of the engineering resources from our MEMS microphone efforts to projects that we expect to have a larger return on investment. We are evaluating options related to our MEMS microphone efforts and we expect to be able to provide an update on those efforts in the January timeframe. There can be no assurance that we will be successful with these efforts, which may result in expenses or impairment charges that could have a material adverse effect on our financial results. We currently have approximately $30 million dollars of assets, including equipment and intangible assets associated with our MEMS microphone efforts. Although these assets are not impaired at this time, a material charge for impairment or disposition of these assets could be required in the future.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended September 28, 2019 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
June 30, 2019 - July 27, 2019	—	$—	—	$—
July 28, 2019 - August 24, 2019	371	53.87	371	180,003
August 25, 2019 - September 28, 2019	188	53.19	188	170,001
Total	559	$53.64	559	$170,001

(1) The Company currently has one active share repurchase program, the $200 million share repurchase program authorized by the Board of Directors in January 2019. The repurchased shares reported above include an immaterial amount of shares that closed out the Company's 2018 share repurchase program. The repurchases are to be funded from existing cash and intended to be effected from time to time in accordance with applicable securities laws through the open market or in privately negotiated transactions. The timing of the repurchases and the actual amount purchased depend on a variety of factors including general market and economic conditions and other corporate considerations. The program does not have an expiration date, does not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company's discretion. The Company repurchased 0.6 million shares of its common stock for $30 million during the second quarter of fiscal year 2019. All of these shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of September 28, 2019.

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
1.Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 22, 2001 (Registration No. 000-17795).
2.Incorporated by reference from Registrant’s Report on Form 8-K filed with the Commission on September 20, 2013 (Registration No. 000-17795).

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index list noted above and are incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRRUS LOGIC, INC.

Date:	October 30, 2019	/s/ Thurman K. Case

Thurman K. Case

Vice President, Chief Financial Officer and Principal Accounting Officer