Form 10-Q
period 2019-12-28
CIRRUS LOGIC, INC.
filed 2020-01-29
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2019

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
Yes ☐    No ☑
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of January 27, 2020 was 58,628,111.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED DECEMBER 28, 2019
TABLE OF CONTENTS
໿
໿
໿

Part I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	December 28,	March 30,
	2019	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$342,301	$216,172
Marketable securities	13,098	70,183
Accounts receivable, net	175,937	120,656
Inventories	137,920	164,733
Prepaid assets	28,326	30,794
Other current assets	17,019	22,445
Total current assets	714,601	624,983

Long-term marketable securities	250,162	158,968
Right-of-use lease assets	141,348	—
Property and equipment, net	174,390	186,185
Intangibles, net	47,133	67,847
Goodwill	285,904	286,241
Deferred tax assets	9,183	8,727
Other assets	24,819	19,689
Total assets	$1,647,540	$1,352,640

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$98,835	$48,398
Accrued salaries and benefits	34,228	29,289
Software license agreements	15,084	21,514
Lease liabilities	13,863	—
Other accrued liabilities	16,301	16,339
Total current liabilities	178,311	115,540

Long-term liabilities:
Software license agreements	2,934	8,662
Non-current income taxes	72,422	78,309
Non-current lease liabilities	133,993	—
Other long-term liabilities	—	9,889
Total long-term liabilities	209,349	96,860

Stockholders' equity:
Capital stock	1,417,646	1,363,736
Accumulated deficit	(157,869)	(222,430)
Accumulated other comprehensive income (loss)	103	(1,066)
Total stockholders' equity	1,259,880	1,140,240
Total liabilities and stockholders' equity	$1,647,540	$1,352,640

The accompanying notes are an integral part of these consolidated condensed financial statements.
໿

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2019	2018	2019	2018
Net sales	$374,668	$324,295	$1,001,833	$945,083
Cost of sales	177,163	161,115	473,901	472,225
Gross profit	197,505	163,180	527,932	472,858
Operating expenses
Research and development	88,713	88,575	265,782	282,888
Selling, general and administrative	36,113	30,364	98,651	96,308
Total operating expenses	124,826	118,939	364,433	379,196
Income from operations	72,679	44,241	163,499	93,662
Interest income	2,651	1,999	7,725	5,510
Interest expense	(259)	(259)	(798)	(798)
U.K. pension settlement	—	(13,768)	—	(13,768)
Other income (expense)	(563)	101	(1,509)	(67)
Income before income taxes	74,508	32,314	168,917	84,539
Provision for income taxes	5,996	2,381	19,577	705
Net income	$68,512	$29,933	$149,340	$83,834

Basic earnings per share	$1.18	$0.50	$2.56	$1.39
Diluted earnings per share	$1.13	$0.49	$2.47	$1.35
Basic weighted average common shares outstanding	58,188	59,511	58,247	60,482
Diluted weighted average common shares outstanding	60,492	60,783	60,395	62,076

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands; unaudited)

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2019	2018	2019	2018
Net income	$68,512	$29,933	$149,340	$83,834
Other comprehensive income (loss), before tax
Foreign currency translation gain (loss)	883	(731)	(520)	(2,717)
Unrealized gain (loss) on marketable securities	(37)	545	2,463	784
U.K. pension settlement	—	13,814	—	13,814
Cumulative effect of adoption of ASU 2018-02	—	—	(257)	—
(Provision) benefit for income taxes	8	(2,739)	(517)	(2,789)
Comprehensive income	$69,366	$40,822	$150,509	$92,926

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Nine Months Ended
	December 28,	December 29,
	2019	2018
Cash flows from operating activities:
Net income	$149,340	$83,834
Adjustments to reconcile net income to net cash generated by operating activities:
Depreciation and amortization	55,379	62,638
Stock-based compensation expense	39,700	37,106
Deferred income taxes	(3,403)	(2,247)
Loss on retirement or write-off of long-lived assets	46	2,226
Net charges for defined benefit pension plan	—	11,189
Other non-cash adjustments	560	322
Net change in operating assets and liabilities:
Accounts receivable, net	(55,281)	(35,795)
Inventories	26,813	37,490
Other assets	(9,892)	(4,760)
Accounts payable and other accrued liabilities	47,080	8,741
Income taxes payable	(3,795)	(3,608)
Net cash generated by operating activities	246,547	197,136

Cash flows from investing activities:
Maturities and sales of available-for-sale marketable securities	131,761	41,389
Purchases of available-for-sale marketable securities	(163,925)	(66,729)
Purchases of property, equipment and software	(13,262)	(23,421)
Investments in technology	(4,893)	(2,700)
Net cash used in investing activities	(50,319)	(51,461)

Cash flows from financing activities:
Issuance of common stock, net of shares withheld for taxes	14,211	404
Repurchase of stock to satisfy employee tax withholding obligations	(14,309)	(12,367)
Repurchase and retirement of common stock	(70,001)	(149,997)
Net cash used in financing activities	(70,099)	(161,960)

Net increase (decrease) in cash and cash equivalents	126,129	(16,285)

Cash and cash equivalents at beginning of period	216,172	235,604
Cash and cash equivalents at end of period	$342,301	$219,319

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands; unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Total
Three Months Ended	Shares	Amount
Balance, September 29, 2018	59,824	$60	$1,338,526	$(182,453)	$(13,158)	$1,142,975
Net income	—	—	—	29,933	—	29,933
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	431	431
Change in defined benefit pension plan liability, net of tax	—	—	—	—	11,189	11,189
Change in foreign currency translation adjustments	—	—	—	—	(731)	(731)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	707	—	175	(10,352)	—	(10,177)
Repurchase and retirement of common stock	(1,409)	(1)	—	(54,999)	—	(55,000)
Stock-based compensation	—	—	11,181	—	—	11,181
Balance, December 29, 2018	59,122	$59	$1,349,882	$(217,871)	$(2,269)	$1,129,801

Balance, September 28, 2019	57,786	$58	$1,392,592	$(213,274)	$(751)	$1,178,625
Net income	—	—	—	68,512	—	68,512
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(29)	(29)
Change in foreign currency translation adjustments	—	—	—	—	883	883
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	836	1	10,835	(13,107)	—	(2,271)
Stock-based compensation	—	—	14,160	—	—	14,160
Balance, December 28, 2019	58,622	$59	$1,417,587	$(157,869)	$103	$1,259,880
Nine Months Ended
Balance, March 31, 2018	61,960	$62	$1,312,372	$(139,345)	$(11,361)	$1,161,728
Net income	—	—	—	83,834	—	83,834
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	620	620
Change in defined benefit pension plan liability, net of tax	—	—	—	—	11,189	11,189
Change in foreign currency translation adjustments	—	—	—	—	(2,717)	(2,717)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	874	—	404	(12,366)	—	(11,962)
Repurchase and retirement of common stock	(3,712)	(3)	—	(149,994)	—	(149,997)
Stock-based compensation	—	—	37,106	—	—	37,106
Balance, December 29, 2018	59,122	$59	$1,349,882	$(217,871)	$(2,269)	$1,129,801

Balance, March 30, 2019	58,954	$59	$1,363,677	$(222,430)	$(1,066)	$1,140,240
Net income	—	—	—	149,340	—	149,340
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	1,946	1,946
Change in foreign currency translation adjustments	—	—	—	—	(520)	(520)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	1,115	1	14,210	(14,310)	—	(99)
Cumulative effect of adoption of ASU 2016-02, net of tax	—	—	—	(726)	—	(726)
Cumulative effect of adoption of ASU 2018-02	—	—	—	257	(257)	—
Repurchase and retirement of common stock	(1,447)	(1)	—	(70,000)	—	(70,001)
Stock-based compensation	—	—	39,700	—	—	39,700
Balance, December 28, 2019	58,622	$59	$1,417,587	$(157,869)	$103	$1,259,880

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU requires credit losses on available-for-sale debt securities to be presented as an allowance rather than a write-down. Unlike current U.S. GAAP, the credit losses could be reversed with changes in estimates, and recognized in current year earnings.  This ASU is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods.  Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods.  The Company is currently evaluating the impact of this ASU, but does not expect a material impact to the financial statements upon adoption in the first quarter of fiscal year 2021.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year, with early adoption permitted. The Company is currently evaluating the impact of this ASU, but does not expect a material impact to the financial statements upon adoption.

3. Marketable Securities

The Company’s investments that have original maturities greater than 90 days have been classified as available-for-sale securities in accordance with U.S. GAAP.  Marketable securities are categorized on the consolidated condensed balance sheet as short- and long-term marketable securities, as appropriate.

The following table is a summary of available-for-sale securities at December 28, 2019 (in thousands):

As of December 28, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$240,061	$2,802	$(22)	$242,841
Non-U.S. government securities	14,094	98	(1)	14,191
U.S. Treasury securities	6,248	—	(20)	6,228
Total securities	$260,403	$2,900	$(43)	$263,260

The Company typically invests in highly-rated securities with original maturities generally ranging from one to three years. The Company specifically identified certain securities with an immaterial amount of gross unrealized losses at December 28, 2019. The total amortized cost of these securities was approximately $27.9 million.  Securities in a continuous unrealized loss position for more than 12 months as of December 28, 2019 had an immaterial aggregate amortized cost and aggregate unrealized loss. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  When evaluating an investment for other-than-temporary impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of December 28, 2019, the Company did not consider any of its investments to be other-than-temporarily impaired.

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

The Company specifically identified certain securities with a total gross unrealized loss of $0.6 million at March 30, 2019. The total amortized cost of these securities was approximately $123.1 million. Securities in a continuous unrealized loss position for more than 12 months as of March 30, 2019 had an aggregate amortized cost of $120.3 million and an aggregate unrealized loss of $0.6 million. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  When evaluating an investment for other-than-temporary impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of March 30, 2019, the Company did not consider any of its investments to be other-than-temporarily impaired.

The cost and estimated fair value of available-for-sale securities by contractual maturities were as follows (in thousands):
໿

	December 28, 2019		March 30, 2019
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$13,048	$13,098	$70,490	$70,183
After 1 year	247,355	250,162	158,267	158,968
Total	$260,403	$263,260	$228,757	$229,151

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

As of December 28, 2019 and March 30, 2019, the Company classified all investment portfolio assets as Level 1 or Level 2 assets.  The Company has no material Level 3 assets.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three months ending December 28, 2019.

The following summarizes the fair value of our financial instruments at December 28, 2019 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$299,479	$—	$—	$299,479

Available-for-sale securities
Corporate debt securities	$—	$242,841	$—	$242,841
Non-U.S. government securities	—	14,191	—	14,191
U.S. Treasury securities	6,228	—	—	6,228
	$6,228	$257,032	$—	$263,260
໿
The following summarizes the fair value of our financial instruments at March 30, 2019 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$174,214	$—	$—	$174,214

Available-for-sale securities
Corporate debt securities	$—	$215,525	$—	$215,525
Non-U.S. government securities	—	13,177	—	13,177
Agency discount notes	—	449	—	449
	$—	$229,151	$—	$229,151
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

As of December 28, 2019, the Company held one foreign currency forward contract denominated in British Pound Sterling with a notional value of $58.2 million. The fair value of this contract was not material as of December 28, 2019.

The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2019	2018	2019	2018	Location
Gain (loss) recognized in income:
Foreign currency forward contracts	$2,380	$—	$(1,836)	$—	Other income (expense)

6. Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	December 28,	March 30,
	2019	2019
Gross accounts receivable	$175,937	$120,926
Allowance for doubtful accounts	—	(270)
Accounts receivable, net	$175,937	$120,656

The significant increase in accounts receivable is due primarily to the volume and timing of shipments in the third quarter of fiscal year 2020.

7. Inventories

Inventories are comprised of the following (in thousands):

	December 28,	March 30,
	2019	2019
Work in process	$81,649	$80,100
Finished goods	56,271	84,633
	$137,920	$164,733

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

As of December 28, 2019, the Company had no amounts outstanding under the Credit Facility and was in compliance with all covenants under the Credit Agreement.

9. Leases

The Company has operating leases for corporate offices and certain office equipment. Our leases have remaining lease terms of 1 year to 29 years, some of which include options to extend the leases that are considered reasonably certain to be exercised. Our leases generally contain fixed rental payments, with additional variable payments linked to actual common area maintenance costs incurred by the landlord. These variable payments are therefore not included within the lease liability and ROU asset, but are recognized as an expense when incurred. As our leases typically do not provide an implicit rate, the Company determined the Incremental Borrowing Rate ("IBR") for each lease based on the information available at the commencement date, taking into consideration necessary adjustments for collateral, currency, and lease term. There are no residual value guarantees in any of our leases. No restrictions or covenants have been imposed on the Company as a result of the lease agreements in place.

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

The components of operating lease expense were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	December 28,	December 28,
	2019	2019
Operating lease - in excess of 12 months	$3,360	$10,157
Variable lease	1,200	3,462
Short-term lease	40	54
Total operating lease expense	$4,600	$13,673

Other information related to operating leases was as follows:

Nine Months Ended
December 28,
2019
Cash paid for amounts included in the measurement of lease liabilities (in thousands)
Operating cash flows from operating leases	$10,882
Right-of-use assets obtained in exchange for new operating lease liabilities (in thousands)	1,113
Weighted-average remaining lease term - operating leases (in years)	20.0
Weighted-average discount rate - operating leases	4%

As of December 28, 2019, there are no leases that have not yet commenced that would create significant rights and obligations on the Company.

Future lease commitments under non-cancellable leases, including extension options reasonably anticipated to be exercised as of December 28, 2019, are as follows (in thousands):

Fiscal Year	Operating Lease Expense	Operating Lease Income
2020	$3,718	$324
2021	14,029	1,322
2022	13,646	1,356
2023	13,149	535
2024	12,835	264
Thereafter	162,834	338
Total	$220,211	$4,139
Less imputed interest	(72,355)	—
Total	$147,856	$4,139

Operating lease liabilities consisted of the following (in thousands):

December 28,
2019
Current lease liabilities	$13,863
Non-current lease liabilities	133,993
Total operating lease liabilities	$147,856

10. Revenues

Disaggregation of revenue

We disaggregate revenue from contracts with customers based on the ship to location of the customer. The geographic regions that are reviewed are the United States and countries outside of the United States (primarily located in Asia).

Total net sales based on the disaggregation criteria described above are as follows:

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2019	2018	2019	2018
Non-United States	$370,942	$318,423	$990,205	$923,730
United States	3,726	5,872	11,628	21,353
	$374,668	$324,295	$1,001,833	$945,083

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

The bulk purchase annuity contract was structured to enable the Scheme to move to full buy-out (following which the insurance company became directly responsible for the pension payments). On November 30, 2018, the insurance company confirmed that the buy-out was completed and individual policies had been established for each member. Completion of the buy-out confirmed full and final settlement of the Scheme, and the unamortized loss previously recorded within Accumulated Other Comprehensive Income ("AOCI") of $13.8 million was recognized within other non-operating expense as "U.K. pension settlement" in the period ended December 29, 2018, with the corresponding tax benefit of $2.6 million recognized within "Provision for income taxes" in the consolidated condensed statement of income. As the buy-out transaction fully settled, there were no further contributions to the Scheme.

12. Income Taxes
໿
Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2019	2018	2019	2018
Income before income taxes	$74,508	$32,314	$168,917	$84,539
Provision for income taxes	$5,996	$2,381	$19,577	$705
Effective tax rate	8.0%	7.4%	11.6%	0.8%

Our income tax expense for the third quarter of fiscal year 2020 was $6.0 million compared to $2.4 million of income tax expense for the third quarter of fiscal year 2019, resulting in effective tax rates of 8.0% and 7.4% for the third quarter of fiscal years 2020 and 2019, respectively.  Our income tax expense was $19.6 million for the first nine months of fiscal year 2020 compared to income tax expense of $0.7 million for the first nine months of fiscal year 2019, resulting in effective tax rates of 11.6% and 0.8%, respectively.

Our effective tax rates for the third quarter and first nine months of fiscal year 2020 were lower than the federal statutory rate primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate, the release of prior year unrecognized tax benefits in the third quarter due to the lapse of the statute of limitations applicable to a tax position taken on a prior year tax return, and excess tax benefits from stock-based compensation. Our effective tax rate for the first nine months of fiscal year 2020 was further reduced by the release of prior year unrecognized tax benefits due to the closure of the tax audit of the Company's U.K. subsidiaries in the second quarter of fiscal year 2020.

Our effective tax rates for the third quarter and first nine months of fiscal year 2019 were lower than the federal statutory rate primarily due to the U.S. federal research and development tax credit and the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate. Our effective tax rate for the first nine months of fiscal year 2019 was further reduced by adjustments recorded to reduce the provisional amount of the Tax Cuts and Jobs Act's transition tax in the second quarter of fiscal year 2019.

The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns.  At December 28, 2019, the Company had unrecognized tax benefits of $36.3 million, all of which would impact the effective tax rate if recognized.  We recorded gross increases of $0.3 million, $0.1 million and $0.3 million to current year unrecognized tax benefits in the first, second and third quarters of fiscal year 2020, respectively. We recorded gross decreases of $1.1 million and $3.0 million to prior year unrecognized tax benefits in the second and third quarters of fiscal year 2020, respectively. The Company’s total unrecognized tax benefits are classified as “Non-current income taxes" in the consolidated condensed balance sheets.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.  As of December 28, 2019, the balance of accrued interest and penalties, net of tax, was $3.1 million.

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Fiscal years 2017 through 2019 remain open to examination by the major taxing jurisdictions to which the Company is subject, although carry forward attributes that were generated in tax years prior to fiscal year 2017 may be adjusted upon examination by the tax authorities if they have been, or will be, used in a future period.  The Company's federal income tax returns for fiscal years 2017 and 2018 are under examination by the U.S. Internal Revenue Service.  The Company believes it has accrued adequate reserves related to the matters under examination. The Company is not under an income tax audit in any other major taxing jurisdiction.

໿
13. Net Income Per Share

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

The following table details the calculation of basic and diluted earnings per share for the three and nine months ended December 28, 2019 and December 29, 2018 (in thousands, except per share amounts):
໿

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2019	2018	2019	2018
Numerator:
Net income	$68,512	$29,933	$149,340	$83,834
Denominator:
Weighted average shares outstanding	58,188	59,511	58,247	60,482
Effect of dilutive securities	2,304	1,272	2,148	1,594
Weighted average diluted shares	60,492	60,783	60,395	62,076
Basic earnings per share	$1.18	$0.50	$2.56	$1.39
Diluted earnings per share	$1.13	$0.49	$2.47	$1.35

The weighted outstanding shares excluded from our diluted calculation for the three and nine months ended December 28, 2019, were 124 thousand and 594 thousand, respectively, as the shares were anti-dilutive. The weighted outstanding shares excluded from our diluted calculation for the three and nine months ended December 29, 2018, were 1,398 thousand and 1,668 thousand, respectively, as the shares were anti-dilutive.

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

15. Stockholders’ Equity

Common Stock

The Company issued a net 0.8 million and 1.1 million shares of common stock during the three and nine months ending December 28, 2019, respectively, pursuant to the Company's equity incentive plans. The Company issued a net 0.7 million and 0.9 million shares of common stock during the three and nine months ending December 29, 2018, respectively, pursuant to the Company's equity incentive plans.

Share Repurchase Program

Since inception, approximately $30 million of the Company’s common stock has been repurchased under the Company’s 2019 $200 million share repurchase program, leaving approximately $170 million available for repurchase under this plan as of December 28, 2019.  During the three months ended December 28, 2019, the Company repurchased no shares of its common stock. During the nine months ended December 28, 2019, the Company repurchased 1.4 million shares of its common stock, for $70.0 million, at an average cost of $48.37 per share.  The repurchased shares in the second quarter of fiscal year 2020 include an immaterial amount of shares that closed out the Company's 2018 share repurchase program. All of these shares were repurchased in the open market and were funded from existing cash.  All shares of our common stock that were repurchased were retired as of December 28, 2019.

16. Segment Information

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
Revenues from our product lines are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2019	2018	2019	2018
Portable Products	$344,870	$288,640	$897,187	$824,950
Non-Portable and Other Products	29,798	35,655	104,646	120,133
	$374,668	$324,295	$1,001,833	$945,083

17. Subsequent Event

On January 27, 2020, the Board of Directors of the Company approved management’s recommendation to discontinue efforts relating to microelectromechanical systems ("MEMS") microphones. The Company estimates that its exit from MEMS microphones will result in a charge to operating expenses of approximately $22.0 million in the fourth quarter of fiscal year 2020. This charge will primarily encompass non-cash charges associated with the disposal of tangible and intangible assets related to MEMS microphones, and to a lesser extent, cash expenditures associated with severance and the settlement of prior purchase commitments for engineering materials. The Company anticipates the exit to be materially complete by the first quarter of fiscal year 2021.

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

Overview

Cirrus Logic, Inc. (“Cirrus Logic,” “We,” “Us,” “Our,” or the “Company”) is a leader in low-power, high-precision mixed-signal processing solutions that create innovative user experiences for the world’s top mobile and consumer applications.

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

The Company adopted ASC Topic 842, Leases as of March 31, 2019. The impact of this new guidance on our accounting policies and operating results is described below, in Note 2 - Recently Issued Accounting Pronouncements as well as in Note 9 - Leases. During the nine months ended December 28, 2019, there have been no other significant changes in our “Critical Accounting Policies” included in our fiscal year 2019 Annual Report on Form 10-K for the fiscal year ended March 30, 2019.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU requires credit losses on available-for-sale debt securities to be presented as an allowance rather than a write-down. Unlike current U.S. GAAP, the credit losses could be reversed with changes in estimates, and recognized in current year earnings.  This ASU is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods.  Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods.  The Company is currently evaluating the impact of this ASU, but does not expect a material impact to the financial statements upon adoption in the first quarter of fiscal year 2021.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year, with early adoption permitted. The Company is currently evaluating the impact of this ASU, but does not expect a material impact to the financial statements upon adoption.

Results of Operations
Our fiscal year is the 52- or 53-week period ending on the last Saturday in March. Fiscal years 2020 and 2019 are both 52-week fiscal years.

The following table summarizes the results of our operations for the first three and nine months of fiscal years 2020 and 2019, respectively, as a percentage of net sales.  All percentage amounts were calculated using the underlying data in thousands, unaudited:
໿

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2019	2018	2019	2018
Net sales	100%	100%	100%	100%
Gross margin	53%	50%	53%	50%
Research and development	24%	27%	27%	30%
Selling, general and administrative	10%	9%	10%	10%
Income from operations	19%	14%	16%	10%
Interest income	1%	—%	1%	—%
Interest expense	—%	—%	—%	—%
U.K. pension settlement	—%	(4)%	—%	(1)%
Other income (expense)	—%	—%	—%	—%
Income before income taxes	20%	10%	17%	9%
Provision for income taxes	2%	1%	2%	—%
Net income	18%	9%	15%	9%

໿
Net Sales

Net sales for the third quarter of fiscal year 2020 increased $50.4 million, or 16 percent, to $374.7 million from $324.3 million in the third quarter of fiscal year 2019.  Net sales from our portable products increased $56.2 million, primarily due to increased unit volumes and content for smartphones, including higher sales of boosted amplifiers at Android customers. Non-portable and other product sales decreased $5.8 million for the quarter versus the comparable period in the prior fiscal year.

Net sales for the first nine months of fiscal year 2020 increased $56.7 million, or 6%, to $1,001.8 million from $945.1 million in the first nine months of fiscal year 2019.  Net sales from our portable products increased $72.2 million, primarily due to increased content in smartphones, including higher sales of boosted amplifiers at Android customers. Non-portable and other product sales decreased $15.5 million for the first nine months of fiscal year 2020 versus the comparable period in the prior fiscal year.

Sales to non-U.S. customers, principally located in Asia, including sales to U.S.-based end customers that manufacture products through contract manufacturers or plants located overseas, were approximately 99 percent and 98 percent of net sales for the third quarter of fiscal years 2020 and 2019, respectively and 99 percent and 98 percent for the first nine months of fiscal years 2020 and 2019, respectively. Our sales are denominated primarily in U.S. dollars.

Since the components we produce are largely proprietary, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may purchase our products directly from us, through distributors or third-party manufacturers contracted to produce their designs.  For the third quarter of fiscal years 2020 and 2019, our ten largest end customers represented approximately 94 percent and 92 percent of our net sales, respectively. For the first nine months of fiscal years 2020 and 2019, our ten largest end customers represented approximately 93 percent and 91 percent of our net sales, respectively.

We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 83 percent of the Company’s total net sales for each of the third quarters of fiscal years 2020 and 2019, and 80 percent and 81 percent for the first nine months of fiscal years 2020 and 2019, respectively.

No other end customer or distributor represented more than 10 percent of net sales for the three and nine months ending December 28, 2019 or December 29, 2018.

For more information, please see Part II—Item 1A—Risk Factors— “We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.”

Gross Margin

Gross margin was 52.7 percent in the third quarter of fiscal year 2020, up from 50.3 percent in the third quarter of fiscal year 2019. The increase was primarily driven by favorable product mix and cost reductions on certain products, and to a lesser extent, lower reserves and supply chain efficiencies in the current fiscal quarter versus the third quarter of fiscal year 2019.

Gross margin was 52.7 percent for the first nine months of fiscal year 2020, up from 50.0 percent for the first nine months of fiscal year 2019. The increase was primarily driven by favorable product mix and cost reductions on certain products, and to a lesser extent, lower reserves and supply chain efficiencies, in the first nine months of fiscal year 2020 versus the first nine months of fiscal year 2019.

Research and Development Expense

Research and development expense for the third quarter of fiscal year 2020 was $88.7 million, an increase of $0.1 million, from $88.6 million in the third quarter of fiscal year 2019.  The primary drivers were increased employee-related expenses, primarily variable compensation and stock-based compensation, and product development costs, offset by increased R&D incentives and decreases in costs related to asset impairment, the amortization of acquisition-related intangibles, and facilities.

Research and development expense for the first nine months of fiscal year 2020 was $265.8 million, a decrease of $17.1 million, or 6% percent, from $282.9 million for the first nine months of fiscal year 2019.  The primary drivers were decreased amortization of acquisition-related intangibles, increased R&D incentives and decreased asset impairment costs during the current fiscal year, partially offset by increased employee-related expenses, primarily variable compensation and stock-based compensation.

Selling, General and Administrative Expense

Selling, general and administrative expense for the third quarter of fiscal year 2020 was $36.1 million, an increase of $5.7 million, or 19% percent, from $30.4 million in the third quarter of fiscal year 2019. The increase was primarily driven by increases in employee-related expenses, primarily variable compensation and stock-based compensation, as well as facilities-related costs.

Selling, general and administrative expense for the first nine months of fiscal year 2020 was $98.7 million, an increase of $2.4 million, or 2% percent, from $96.3 million for the first nine months of fiscal year 2019, primarily due to an increase in employee-related expenses, primarily variable compensation.

Interest Income
The Company reported interest income of $2.7 million and $7.7 million, for the three and nine months ended December 28, 2019, respectively and $2.0 million and $5.5 million for the three and nine months ended December 29, 2018, respectively. Interest income increased in the current period due to higher yields on higher average cash, cash equivalent and marketable securities balances, compared to the prior period.

Interest Expense
The Company reported interest expense of $0.3 million and $0.8 million for the three and nine months ended December 28, 2019, respectively and $0.3 million and $0.8 million for the three and nine months ended December 29, 2018, respectively.  Interest expense consists primarily of unused commitment fees.

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

Other Income (Expense)
For the three and nine months ended December 28, 2019, the Company reported $0.6 million and $1.5 million, respectively, in other expense and immaterial amounts for the three and nine months ended December 29, 2018, primarily related to remeasurement on foreign currency denominated monetary assets and liabilities.

Income Taxes
Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2019	2018	2019	2018
Income before income taxes	$74,508	$32,314	$168,917	$84,539
Provision for income taxes	$5,996	$2,381	$19,577	$705
Effective tax rate	8.0%	7.4%	11.6%	0.8%

Our income tax expense for the third quarter of fiscal year 2020 was $6.0 million compared to $2.4 million of income tax expense for the third quarter of fiscal year 2019, resulting in effective tax rates of 8.0% and 7.4% for the third quarter of fiscal years 2020 and 2019, respectively.  Our income tax expense was $19.6 million for the first nine months of fiscal year 2020 compared to income tax expense of $0.7 million for the first nine months of fiscal year 2019, resulting in effective tax rates of 11.6% and 0.8%, respectively.

Our effective tax rates for the third quarter and first nine months of fiscal year 2020 were lower than the federal statutory rate primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate, the release of prior year unrecognized tax benefits in the third quarter due to the lapse of the statute of limitations applicable to a tax position taken on a prior year tax return, as well as excess tax benefits from stock-based compensation. Our effective tax rate for the first nine months of fiscal year 2020 was further reduced by the release of prior year unrecognized tax benefits due to the closure of the tax audit of the Company's U.K. subsidiaries in the second quarter of fiscal year 2020.

Our effective tax rates for the third quarter and first nine months of fiscal year 2019 were lower than the federal statutory rate primarily due to the U.S. federal research and development tax credit and the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate. Our effective tax rate for the first nine months of fiscal year 2019 was further reduced by adjustments recorded to reduce the provisional amount of the Tax Cuts and Jobs Act's transition tax in the second quarter of fiscal year 2019.

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

Cash generated by operating activities is net income adjusted for certain non-cash items and changes in working capital.  Cash flow from operations was $246.5 million for the first nine months of fiscal year 2020 as compared to $197.1 million for the corresponding period of fiscal year 2019.  The cash flow from operations during the first nine months of fiscal year 2020 was related to the cash components of our net income and a $4.9 million favorable change in working capital, primarily as a result of increases in accounts payable and decreases in inventories, partially offset by increases in accounts receivable.  The cash flow from operations during the corresponding period of fiscal year 2019 was related to the cash components of our net income and a $2.1 million favorable change in working capital, primarily as a result of decreases in inventories and increases in accounts payable, partially offset by increases in accounts receivable.

Net cash used in investing activities was $50.3 million during the first nine months of fiscal year 2020 as compared to $51.5 million used in investing activities during the first nine months of fiscal year 2019.  The cash used in investing activities in the first nine months of fiscal year 2020 is primarily related to net purchases of marketable securities of $32.2 million and capital expenditures and technology investments of $18.2 million.  The cash used in investing activities in the corresponding period in fiscal year 2019 was primarily related to capital expenditures and technology investments of $26.1 million and net purchases of marketable securities of $25.3 million.

Net cash used in financing activities was $70.1 million during the first nine months of fiscal year 2020.  The cash used during the first nine months of fiscal year 2020 was primarily associated with stock repurchases of $70.0 million.  The cash used in financing activities was $162.0 million for the first nine months of fiscal year 2019.  The use of cash during the first nine months of fiscal year 2019 was primarily associated with stock repurchases during the period of $150.0 million.

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

As of December 28, 2019, the Company had no amounts outstanding under the Credit Facility and was in compliance with all covenants under the Credit Agreement.

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
Based upon the evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were effective as of December 28, 2019.
Changes in control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 28, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer, or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business.  For the third quarter of fiscal years 2020 and 2019, our ten largest end customers represented approximately 94 percent and 92 percent of our net sales, respectively. For the first nine months of fiscal years 2020 and 2019, our ten largest end customers represented approximately 93 percent and 91 percent of our net sales, respectively.  We had one end customer, Apple Inc. that purchased through multiple contract manufacturers and represented approximately 83 percent of the Company’s total net sales for each of the third quarters of fiscal years 2020 and 2019 and 80 percent and 81 percent of the Company’s total net sales for the first nine months of fiscal years 2020 and 2019, respectively.  No other end customer or distributor represented more than 10 percent of net sales for the three and nine months ending December 28, 2019, or December 29, 2018.

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

We have significant international sales and operations and face risks related to health epidemics that could impact our sales and operating results.

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the recent outbreak of respiratory illness caused by a novel coronavirus first identified in Wuhan, Hubei Province, China. Any outbreak of contagious diseases, and other adverse public health developments, particularly in Asia, could have a material and adverse effect on our business operations. These could include disruptions or restrictions on our ability to travel or to distribute our products, as well as temporary closures of our facilities or the facilities of our suppliers or customers and their contract manufacturers. Any disruption of our suppliers or customers and their contract manufacturers would likely impact our sales and operating results. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our end customers’ products and likely impact our operating results.

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
2.Incorporated by reference from Registrant’s Report on Form 8-K filed with the Commission on January 29, 2020 (Registration No. 000-17795).

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index list noted above and are incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRRUS LOGIC, INC.

Date:	January 29, 2020	/s/ Thurman K. Case

Thurman K. Case

Vice President, Chief Financial Officer and Principal Accounting Officer