Form 10-K
period 2020-03-28
CIRRUS LOGIC, INC.
filed 2020-05-20
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 28, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $2,157,695,761 based upon the closing price reported on the NASDAQ Global Select Market as of September 28, 2019. Stock held by directors, officers and stockholders owning 5 percent or more of the outstanding common stock were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.
As of May 18, 2020, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 58,363,550.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the registrant’s proxy statement for its annual meeting of stockholders to be held July 31, 2020 is incorporated by reference in Part II – Item 5 and Part III of this Annual Report on Form 10-K.

CIRRUS LOGIC, INC.
FORM 10-K
For The Fiscal Year Ended March 28, 2020

PART I
ITEM 1.  Business
Cirrus Logic, Inc. (“Cirrus Logic,” “We,” “Us,” “Our,” or the “Company”) is a leader in low-power, high-precision mixed-signal processing solutions that create innovative user experiences for the world’s top mobile and consumer applications.
We were incorporated in California in 1984, became a public company in 1989 and were reincorporated in the State of Delaware in February 1999. Our primary facility housing engineering, sales and marketing, and administrative functions is located in Austin, Texas. We also have offices in various other locations in the United States, United Kingdom, Spain, the People’s Republic of China, South Korea, Japan, Singapore, and Taiwan. Our common stock, which has been publicly traded since 1989, is listed on the NASDAQ's Global Select Market under the symbol CRUS.
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

Portable Products:  Low-power, low-latency, high-precision analog and mixed-signal components designed for portable devices including smartphones, tablets, wearables and digital headsets.
Non-Portable and Other Products:  High-precision analog and mixed-signal components targeting the non-mobile consumer, automotive, energy, and industrial markets, which are utilized in such applications as home theater systems, laptops, automotive entertainment systems, musical instruments, and satellite radio systems.

PORTABLE PRODUCTS
Cirrus Logic is a leading supplier of low power, low-latency, high-precision analog and mixed-signal components that are used in a variety of portable applications including smartphones, tablets, wearables, and digital headsets. We have an extensive portfolio of products, including “codecs” - chips that integrate analog-to-digital converters (“ADCs”) and digital-to-analog converters (“DACs”) into a single integrated circuit ("IC"), “smart codecs” - codecs with digital signal processing integrated, boosted amplifiers, haptic and sensing solutions, as well as standalone digital signal processors (“DSPs”). Additionally, the Company’s SoundClear® technology consists of a broad portfolio of tools, software and algorithms that help to differentiate our customers’ products by improving the user experience with features such as enhanced voice quality, voice capture, speech recognition and audio playback.

NON-PORTABLE AND OTHER PRODUCTS
We provide high-precision analog and mixed-signal ICs for a variety of products in the automotive, energy, industrial, and non-mobile consumer markets, including the emerging smart home market. The Company supplies a wide range of products including codecs, ADCs, DACs, digital interfaces and amplifiers. Within the consumer market our products are utilized in laptops, home theater systems, musical instruments, automotive entertainment systems and satellite radio systems. Our products are also used in a wide array of high-precision industrial and energy-related applications including digital utility meters, power supplies, energy control, energy measurement, and energy exploration applications.
Customers, Marketing, and Sales
We offer products worldwide through both direct and indirect sales channels. Our major customers are among the world’s leading electronics manufacturers. We target both large existing and emerging customers that derive value from our expertise in advanced analog and mixed-signal design processing, systems-level integrated circuit engineering and embedded software development. We derive our revenues from both domestic and international sales. Our domestic sales force includes a network of direct sales offices located primarily in California and Texas.  International sales offices and staff are located in Japan, People’s Republic of China, Singapore, South Korea, Taiwan, and the United Kingdom. We supplement our direct sales force with external sales representatives and distributors.  We have technical support centers in China, South Korea, Taiwan and the United States. Our worldwide sales force provides geographically specific support to our customers and specialized selling of product lines with unique customer bases. See Note 19—Segment Information, of the Notes to Consolidated Financial Statements contained in Item 8 for further detail and for additional disclosure regarding sales and property, plant and equipment, net, by geographic locations.
Since the components we produce are largely proprietary and generally not available from second sources, we generally consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, through distributors or third party manufacturers contracted to produce their designs. For fiscal years 2020, 2019, and 2018, our ten largest end customers, represented approximately 93 percent, 91 percent, and 92 percent, of our sales, respectively. For fiscal years 2020, 2019, and 2018, we had one end customer, Apple, Inc., who purchased through multiple contract manufacturers and represented approximately 79 percent, 78 percent, and 81 percent, of the Company’s total sales, respectively. No other customer or distributor represented more than 10 percent of net sales in fiscal years 2020, 2019, or 2018.
Manufacturing
As a fabless semiconductor company, we contract with third parties for wafer fabrication and product assembly and test. We use a variety of foundries in the production of wafers, primarily supplied by TSMC and GLOBALFOUNDRIES. The Company’s primary assembly and test houses include Advanced Semiconductor Engineering, Inc., STATS ChipPAC Pte. Ltd, Amkor Technology Inc., and SFA Semicon Co., Ltd. Our outsourced manufacturing strategy allows us to concentrate on our design strengths and minimize fixed costs and capital expenditures while giving us access to advanced manufacturing facilities. It also provides the flexibility to source multiple leading-edge technologies through strategic relationships. After wafer fabrication by the foundry, third-party assembly vendors package the wafer die. The finished products are then tested before shipment to our customers. While we do have some redundancy of fabrication processes by using multiple outside foundries, any interruption of supply by one or more of these foundries could materially impact the Company. As a result, we maintain some amount of business interruption insurance to help reduce the risk of wafer supply interruption, but we are not fully insured against such risk. Our supply chain management organization is responsible for the management of all aspects of the manufacturing, assembly, and testing of our products, including process and package development, test program development, and production testing of products in accordance with our ISO-certified quality management system.
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

Patents, Licenses and Trademarks
We rely on patent, copyright, trademark, and trade secret laws to protect our intellectual property, products, and technology. As of March 28, 2020, we held approximately 3,400 pending and issued patents worldwide, which include approximately 1,160 granted U.S. patents, 475 U.S. pending patent applications and various international patents and applications. Our U.S. patents expire in calendar years 2020 through 2039. While our patents are an important element of our success, our business as a whole is not dependent on any one patent or group of patents. We do not anticipate any material effect on our business due to any patents expiring in 2020, and we continue to obtain new patents through our ongoing research and development.
We have maintained U.S. federal trademark registrations for CIRRUS LOGIC, CIRRUS, Cirrus Logic logo designs, and SoundClear, among others.  These U.S. registrations may be renewed as long as the marks continue to be used in interstate commerce.  We have also filed or obtained foreign registration for these marks in other countries or jurisdictions where we conduct, or anticipate conducting, `international business. To complement our own research and development efforts, we have also licensed and expect to continue to license, a variety of intellectual property and technologies important to our business from third parties.
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
See Note 19 — Segment Information, of the Notes to Consolidated Financial Statements contained in Item 8 for further details including sales by product line, as well as sales and property, plant and equipment, net, by geographic locations.
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
While no single company competes with us in all of our product lines, we face significant competition in all markets where our products are available. Within Portable, Cirrus Logic is a leading IC supplier with the complete end-to-end solution from capture to playback including codecs, smart codecs, boosted amplifiers, haptic and sensing solutions, and DSPs. We expect to face additional competition from new entrants in our markets, which may include both large domestic and international IC manufacturers and smaller, emerging companies. Our primary competitors include, but are not limited to AKM Semiconductor Inc., Analog Devices Inc., Dialog Semiconductor PLC, DSP Group, Goodix Technology, Maxim Integrated Products Inc., Qualcomm Incorporated, Realtek Semiconductor Corporation, Shanghai Awinic Technology Co., Ltd., Skyworks Solutions Inc., ST Microelectronics N.V., Synaptics Incorporated and Texas Instruments, Inc.
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
Employees
As of March 28, 2020, we had 1,443 full-time employees. Of our full-time employees, 68 percent were engaged in research and product development activities, 27 percent in sales, marketing, general and administrative activities, and 5 percent in manufacturing-related activities. We also employ individuals on a temporary basis and use the services of contractors as necessary, particularly in our software development and test organization. Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering, and administrative personnel.
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
We face risks related to global health epidemics that could impact our sales, supply chain and operations, resulting in significantly reduced revenue and operating results.
On March 11, 2020, the World Health Organization declared a pandemic related to a novel coronavirus (now termed COVID-19). While we expect the impacts of COVID-19 to have an adverse effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time. The COVID-19 pandemic will likely heighten or exacerbate many of the other risks described in the risk factors listed in this Form 10-K and in our other filings with the Securities and Exchange Commission.
Any increase in the severity of the outbreak or additional government measures restricting movement or business operations, could cause a disruption to our supply of products to our customers – particularly with respect to the manufacture of semiconductor wafers that would have to go through extensive qualification to relocate manufacturing to a different fabrication facility. Even if our suppliers and service providers are operational, other third-party suppliers may be closed or not fully operational, resulting in a shortage of some components needed for our products or our customers’ end products. Any disruption of our suppliers or customers and their contract manufacturers would likely impact our inventory, backlog, sales and operating results, as customers may cancel or reschedule orders on short notice. In addition, we have seen some reductions in commercial airline and cargo flights, and disruption to ports and other shipping infrastructure that resulted in increased transport times, which, if those disruptions were to intensify, could affect our ability to timely deliver our products.
During the COVID-19 pandemic, we have also experienced, and expect to continue to experience, disruptions to our business operations resulting from government stay-at-home directives, quarantines, self-isolations, travel restrictions, or other restrictions on the ability of our employees to perform their jobs that may impact our ability to develop and design our products in a timely manner, meet required milestones, or win new business. Any increased or additional disruptions to our business operations due to these restrictions would likely impact our ability to continue to maintain current levels of productivity.
In the longer term, the COVID-19 pandemic is likely to continue to adversely affect the economies and financial markets of many countries, leading to a global economic downturn and potentially a recession. This would also likely continue to adversely affect the demand environment for our products and those of our customers, particularly consumer products such as smartphones, which may, in turn, negatively affect our revenue and operating results.
We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.
While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer, or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business. For the twelve-month periods ending March 28, 2020, March 30, 2019, and March 31, 2018, our ten largest end customers represented approximately 93 percent, 91 percent, and 92 percent of our sales, respectively. For the twelve-month periods ending March 28, 2020, March 30, 2019, and March 31, 2018, we had one end customer, Apple Inc., who purchased through multiple contract manufacturers and represented approximately 79 percent, 78 percent and 81 percent of the Company’s total sales, respectively.
We may not be able to maintain or increase sales to certain of our key customers for a variety of reasons, including the following:
▪most of our customers can stop incorporating our products into their own products with limited notice to us and suffer little or no penalty;
▪our agreements with our customers typically do not require them to purchase a minimum quantity of our products;
▪many of our customers have pre-existing or concurrent relationships with our current or potential competitors that may affect the customers’ decisions to purchase our products;
▪many of our customers have sufficient resources to internally develop technology solutions and semiconductor components that could replace the products that we currently supply in our customers’ end products;
▪our customers face intense competition from other manufacturers that do not use our products; and
▪our customers regularly evaluate alternative sources of supply in order to diversify their supplier base, which increases their negotiating leverage with us and their ability to either obtain or dual source components from other suppliers.

In addition, our dependence on a limited number of key customers may make it easier for them to pressure us on price reductions. We have experienced pricing pressure from certain key customers and we expect that the average selling prices for certain of our products will decline from time to time, potentially reducing our revenue, our margins and our earnings.
Our key customer relationships often require us to develop new products that may involve significant technological challenges. Our customers frequently place considerable pressure on us to meet their tight development schedules. In addition, we have, and may again in the future, enter into customer agreements providing for exclusivity periods during which we may only sell specified products or technology to a specific customer. Even without exclusivity periods, the products that we develop are often specific to our customer's system architecture and frequently cannot be sold to other customers. Accordingly, we may have to devote a substantial amount of resources to strategic relationships, which could detract from or delay our completion of other important development projects or the development of next generation products and technologies.
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
Because we sell products primarily in the consumer electronics and smartphone markets, we are likely to be affected by any decrease in demand or unit volumes, seasonality in the sales of our products, and the cyclical nature of these markets. We have experienced, and expect to continue to experience, slowing growth in a maturing smartphone market, due to, among other factors, market saturation in developed countries, lengthening replacement cycles, and a growing market for refurbished devices. Further, a decline in consumer confidence and consumer spending relating to economic conditions, terrorist attacks, armed conflicts, oil prices, global health conditions, natural disasters, and/or the political stability of countries in which we operate or sell products could have a material adverse effect on our business.
We may be adversely impacted by global economic conditions. As a result, our financial results and the market price of our common shares may decline.
Global economic conditions could make it difficult for our customers, our suppliers, and us to accurately forecast and plan future business activities, and could cause global businesses to defer or reduce spending on our products, or increase the costs of manufacturing our products. During challenging economic times our customers and distributors may face issues gaining timely access to sufficient credit, which could impact their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would increase. Additionally, if our own supply chain or others from whom our customers source are financially impacted and ultimately unable to deliver their required component(s), then our customers may delay or cancel their orders from us.
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
We have entered into joint development, product collaboration and technology licensing arrangements with some of our largest customers, and we expect to enter into new strategic arrangements of these kinds from time to time in the future. Such arrangements can magnify several risks for us, including loss of control over the development and development timeline of jointly developed products, risks associated with the ownership of the intellectual property that is developed pursuant to such arrangements, and increased risk that our joint development activities may result in products that are not commercially successful or that are not available in a timely fashion. In addition, any third party with whom we enter into a joint development, product collaboration or technology licensing arrangement may fail to commit sufficient resources to the project, change its policies or priorities or abandon or fail to perform its obligations related to such arrangement. In addition, we have previously and may in the future enter into customer product arrangements that provide for exclusivity periods during which we may only sell specified products or technologies to that particular customer. Any failure to timely develop commercially successful products through our joint development activities as a result of any of these and other challenges could have a material adverse effect on our business, results of operations, and financial condition.
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
Our success depends upon our ability to develop new products for new and existing customers, and to introduce these products in a timely and cost-effective manner. New product introductions involve significant investment of resources and potential risks. Delays in new product introductions or less-than-anticipated market acceptance of our new products are possible and would have an adverse effect on our sales and earnings. The development of new products is highly complex and, from time-to-time, we have experienced delays in developing and introducing these new products. Successful product development and introduction depend on a number of factors including, but not limited to:
▪proper new product definition;
▪timely completion of design and testing of new products;
▪assisting our customers with integration of our components into their new products, including providing support from the concept stage through design, launch and production ramp;
▪successfully developing and implementing the software necessary to integrate our products into our customers’ products;
▪achievement of acceptable manufacturing yields;
▪availability of wafer fabrication, assembly, and test capacity; and
▪market acceptance of our products and the products of our customers.
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
The United States has recently enacted changes in government trade policies that could adversely impact our ability to sell products in certain countries, particularly in China. For example, the U.S. government has imposed tariffs on certain Chinese imports and, in return, the Chinese government has imposed or proposed tariffs on certain U.S. products. Additionally, export restrictions imposed by the U.S. government, including the addition of licensing requirements by the Bureau of Industry and Security ("BIS") through the addition of companies to the BIS Entity List, may require us to suspend our business with certain international customers if we conclude or are notified by the U.S. government that such business presents a risk of noncompliance with U.S. regulations. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the U.S. and other countries, what products may be subject to such actions, or what actions may be taken by other countries in response. It also may not be possible to anticipate the timing or duration of such tariffs, export restrictions, or other U.S. regulatory actions. These government trade policies may materially adversely affect our sales and operations with current customers as well as impede our ability to develop relationships with new customers.
While we have received a license to sell to Huawei Technologies Co., Ltd. ("Huawei"), it is limited to specific products and there is no guarantee that we will be able to obtain a license for future products or for other entities if the U.S government adds other companies to the Entity List and/or subjects them to additional trade restrictions. Despite our receipt of licenses, Entity List restrictions may also encourage Huawei or other foreign customers to seek to obtain a greater supply of similar or substitute products from our competitors that are not subject to these restrictions or to develop their own solutions, especially as the Chinese government invests in developing its domestic semiconductor industry. This decreases our long-term competitiveness as a supplier to Chinese customers.
There is a risk of further escalation and retaliatory actions between the two countries. If significant tariffs or other restrictions are placed on goods imported into the United States from China or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed. These tariffs may also make our customers' products more expensive for consumers, which may reduce consumer demand.
There is also a risk that the U.S. government may seek to implement more protective trade measures, not just with respect to China but with respect to other countries as well. This could include new or higher tariffs and even more restrictive trade barriers, such as prohibiting certain types of, or all sales of certain products or products sold by certain parties into the U.S. Any increased trade barriers or restrictions on global trade could have a materially adverse impact on our business and financial results.
We are subject to the export control regulations of the U.S. Department of State and the Department of Commerce. A violation of these export control regulations could have a material adverse effect on our business or our results of operations, cash flows, or financial position.
The nature of our international business subjects us to the export control regulations of the U.S. Department of State and the Department of Commerce. Any changes regarding such regulations or U.S. trade policy more generally, including potential adoption and expansion of trade restrictions, particularly with respect to China, might impact overall customer demand for our products or affect our ability to manufacture and/or sell our products overseas. Although we currently have a license to provide certain products and support to Huawei, it is possible that the U.S. government may view some of our efforts as outside the scope of our license, particularly given the complex and dynamic nature of export control regulations. Violation of these export control regulations could result in monetary penalties and denial of export privileges. The U.S. government is very strict with respect to compliance and has served notice generally that failure to comply with these regulations may subject violators to fines and/or imprisonment. Although we are not aware of any material violation of any export control regulations, a failure to comply with any of these regulations could have a material adverse effect on our business.
We continue to invest in research and development efforts for several new markets. If we are unable to commercialize these technologies, our future results and profits could be negatively affected.
Our investments into new markets, for example user authentication, subjects us to additional risks. We may have limited or no experience in these markets, and our customers may not adopt our new offerings. These new offerings may present new and difficult challenges, including risks related to technology, customers, competitors, product cycles, customer demand, terms and conditions and other industry specific issues which could negatively affect our operating results. These developing products and market segments may not grow as significantly as projected, or at all, and we may not realize an adequate return on our investments or may be required to write-down the value of certain tangible and intangible assets.
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
Product development in the markets we serve is becoming more focused on the integration of multiple functions on individual devices. There is a general trend towards increasingly complex products, including software or firmware developed by Cirrus Logic and/or third parties. The greater integration of functions and complexity of operations of our products increases the risk that we or our customers or end users could discover latent defects or subtle faults after volumes of product have been shipped. Quality and reliability issues could result in material costs and other adverse consequences to us, including, but not limited to:
▪reduced margins;
▪damage to our reputation;
▪replacement costs for product warranty and support;
▪payments to our customers related to recall claims, or the delivery of product replacements as part of a recall claim, as a result of various industry or business practices, contractual requirements, or in order to maintain good customer relationships;

▪an adverse impact to our customer relationships by the occurrence of significant defects;
▪a delay in recognition or loss of revenues, loss of market share, or failure to achieve market acceptance;
▪writing off or reserving the value of inventory of such products; and
▪a diversion of the attention of our engineering personnel from our product development efforts.
In addition, any defects or other problems with our products could result in financial losses or other damages to our customers who could seek damages from us for their losses. A product liability or warranty claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend. In particular, the sale of systems and components that are incorporated into certain applications for the automotive industry and/or secure applications using our user authentication solutions involves a high degree of risk that such claims may be made.
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
We derive a substantial portion of our revenues from a limited number of products, and we expect these products to represent a large percentage of our revenues in the near term. Customer acceptance of these products is critical to our future success. Our business, operating results, financial condition and cash flows could therefore be adversely affected by:
▪a decline in demand for any of our more significant products;
▪a decline in the average selling prices of our more significant products;
▪failure of our products to achieve continued market acceptance;
▪competitive products;
▪new technological standards or changes to existing standards that we are unable to address with our products;
▪manufacturing or supply issues that prevent us from meeting our customers’ demand for these products;
▪a failure to release new products or enhanced versions of our existing products on a timely basis; and
▪the failure of our new products to achieve market acceptance.
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
The IC industry is intensely competitive and is frequently characterized by rapid technological change, price erosion, technological obsolescence, and a push towards IC component integration. Because of shortened product life cycles and even shorter design-in cycles in a number of the markets that we serve, our competitors have increasingly frequent opportunities to achieve design wins in next-generation systems. As markets mature and components become commoditized, competitors that can tolerate lower margins/operating income pose a risk to our profitability and growth. In the event that competitors succeed in supplanting our products, our market share may not be sustainable and our net sales, gross margin and operating results would be adversely affected.
We compete in a number of markets. Our principal competitors in these markets include AKM Semiconductor Inc., Analog Devices Inc., Dialog Semiconductor PLC, DSP Group, Goodix Technology, Maxim Integrated Products Inc., Qualcomm Incorporated, Realtek Semiconductor Corporation, Shanghai Awinic Technology Co., Ltd., Skyworks Solutions Inc., ST Microelectronics N.V., Synaptics Incorporated and Texas Instruments, Inc. Many of these competitors have greater financial, engineering, manufacturing, marketing, technical, distribution, and other resources; broader product lines; and

broader intellectual property portfolios. We also expect intensified competition from emerging companies and from customers who develop their own IC products. In addition, some of our current and future competitors maintain their own fabrication facilities, which could benefit them in connection with cost, capacity, and technical issues.
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
We do not own or operate a semiconductor fabrication facility and do not have the resources to manufacture the majority of our products internally. We use third parties to manufacture, assemble, package and test the vast majority of our products. As a result, we are subject to risks associated with these third parties, including:
▪insufficient capacity available to meet our demand;
▪inadequate manufacturing yields and excessive costs;
▪inability of these third parties to obtain an adequate supply of raw materials;
▪difficulties selecting and integrating new subcontractors;
▪limited warranties on products supplied to us;
▪potential increases in prices; and
▪increased exposure to potential misappropriation of our intellectual property.
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
We may experience difficulties developing and transitioning to advanced manufacturing process technologies, which could materially adversely affect our results.
Our future success depends in part on our ability to transition our current development and production efforts to advanced manufacturing process technologies. We are currently making a significant investment to transition our products and intellectual property to next-generation circuit geometries, for example 22 nanometers. If we are unable to reliably model behaviors required for circuit design and product requirements, then our product development may be adversely impacted. To the extent that we do not timely develop or transition to smaller geometries, experience difficulties in shifting to smaller geometries, or have significant quality or reliability issues at these smaller geometries, our results could be materially adversely affected.
System security risks, data protection breaches, cyber-attacks and other related cyber security issues could disrupt our internal operations and/or supply chain, and any such disruption could increase our expenses, damage our reputation and adversely affect our stock price.
Security measures at Cirrus Logic and/or within our manufacturing and supply chain are subject to third-party security breaches, employee error, malfeasance, faulty password management, and other irregularities. We manage and store various proprietary information and sensitive or confidential data relating to our business. In addition, we manage and store a significant amount of proprietary and sensitive or confidential information from third parties, such as our customers. Hackers may be able to penetrate our security controls and misappropriate or compromise such confidential information, create system disruptions or cause shutdowns. Hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our websites, products or otherwise exploit any security vulnerabilities. This risk may be heightened when our employees are working remotely.
Our development and sale of security-related products, such as user authentication solutions, may make us a particularly attractive target of cyber-attacks. Sophisticated individuals or entities acting maliciously may attempt to penetrate our networks in an effort to undermine or disclose information related to the design and security of our user authentication products. Any failure to prevent or mitigate security breaches and improper access to the algorithms, techniques, or authentication keys used in our user authentication solution could harm our business reputation, diminish our competitive position in that market, and expose us to significant expense and liability associated with a customer's implementation of our solution.
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
International sales represented 99 percent of our net sales in fiscal year 2020, and 98 percent of our net sales in each of fiscal years 2019 and 2018. We expect international sales to continue to represent a significant portion of product sales. This reliance on international sales subjects us to the risks of conducting business internationally, including risks associated with political and economic instability, global health conditions, currency controls, exchange rate fluctuations and changes in import/export regulations, and tariff and freight rates. For example, the political or economic instability in a given region may have an adverse impact on the financial position of end users in the region, which could affect future orders and harm our results of operations. Our international sales operations involve a number of other risks including, but not limited to:
▪unexpected changes in government regulatory requirements;
▪sales, VAT, or other indirect tax regulations and treaties and potential changes in regulations and treaties in the United States and in and between countries in which we manufacture or sell our products;
▪changes to countries’ banking and credit requirements;
▪changes in diplomatic and trade relationships;
▪delays resulting from difficulties in obtaining export licenses for technology, particularly in China;
▪any changes in U.S. trade policy, including potential adoption and expansion of trade restrictions, higher tariffs, or cross border taxation by the U.S. government involving other countries, particularly China, that might impact overall customer demand for our products or affect our ability to manufacture and/or sell our products overseas;
▪tariffs and other barriers and restrictions, particularly in China;
▪competition with non-U.S. companies or other domestic companies entering the non-U.S. markets in which we operate;
▪longer sales and payment cycles;
▪problems in collecting accounts receivable;

▪changes to economic, social, or political conditions in countries such as China, where we have significant operations; and
▪the burdens of complying with a variety of non-U.S. laws.
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
In addition to international sales constituting a large portion of our net sales, we maintain international operations, sales, and technical support personnel. International expansion has required, and will continue to require, significant management attention and resources. There are risks inherent in expanding our presence into non-U.S. regions, including, but not limited to:
▪difficulties in staffing and managing non-U.S. operations;
▪failure in non-U.S. regions to adequately protect our intellectual property, patent, trademarks, copyrights, know-how, and other proprietary rights;
▪global health conditions and potential natural disasters, including those resulting from climate change;
▪political and economic instability in international regions;
▪international currency controls and exchange rate fluctuations;
▪vulnerability to terrorist groups targeting American interests abroad; and
▪legal uncertainty regarding liability and compliance with non-U.S. laws and regulatory requirements.
If we are unable to successfully manage the demands of our international operations, it may have a material adverse effect on our business, financial condition, or results of operations.
On June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (the “E.U.”), commonly referred to as “Brexit.”  Following the referendum result, the British government invoked Article 50 of the Lisbon Treaty on March 29, 2017, and the U.K. formally left the E.U. on 31 January 2020. The E.U. and the U.K. have until 31 December 2020, the end of a “transition period,” to negotiate an agreement on the terms of the U.K.’s withdrawal, i.e., the U.K.'s future relationship with the E.U. It is still unknown what those terms will be, however, it is recognized that there will be greater restrictions on immigration between the U.K. and E.U. countries that make it more difficult to staff our U.K. operations, changes in tax laws that negatively impact our effective tax rate, restrictions on imports and exports between the U.K. and E.U. member states, and increased regulatory complexities. It remains possible that there could still be a “no deal” outcome, whereby the U.K. exits the transition period without an agreement related to the withdrawal from the E.U., or that the transition period is extended beyond 31 December 2020. These changes may adversely affect our operations and financial results.

Because we depend on subcontractors internationally to perform key manufacturing functions for us, we are subject to political, economic, and natural disaster risks that could disrupt the fabrication, assembly, packaging, or testing of our products.
We depend on third-party subcontractors, primarily in Asia, for the fabrication, assembly, packaging, and testing of most of our products. International operations may be subject to a variety of risks, including political instability, global health conditions, currency controls, exchange rate fluctuations, changes in import/export regulations, tariff and freight rates, as well as the risks of natural disasters such as earthquakes, tsunamis, and floods. Although we seek to reduce our dependence on any one subcontractor, this concentration of subcontractors and manufacturing operations in Asia subjects us to the risks of conducting business internationally, including associated political and economic conditions. If we experience manufacturing problems at a particular location, or a supplier is unable to continue operating due to financial difficulties, natural disasters, or other reasons, we would be required to transfer manufacturing to a backup supplier. The substantial majority of our semiconductor wafers are manufactured by TSMC at fabs in Taiwan, and Global Foundries in Singapore and Germany. Converting or transferring manufacturing from a primary supplier to a backup facility could be expensive and time consuming. As a result, delays in our production or shipping by the parties to whom we outsource these functions could reduce our sales, damage our customer relationships, and damage our reputation in the marketplace, any of which could harm our business, results of operations, and financial condition.
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
We rely on independent foundries and assembly and test houses to manufacture our products. Our reliance on these third- party suppliers involves certain risks and uncertainties. For example, shifts in industry-wide capacity from shortages to oversupply, or from oversupply to shortages, may result in significant fluctuations in our quarterly and annual operating results. In addition, we may order wafers and build inventory in advance of receiving purchase orders from our customers. Because our industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand, order cancellations, or technological obsolescence, there is a risk that we will forecast inaccurately and produce excess inventories of particular products. In addition, if we experience supply constraints or manufacturing problems at a particular supplier, we could be required to switch suppliers or qualify additional suppliers. The substantial majority of our semiconductor wafers are manufactured at a limited number of fabrication facilities and, for a given product, the wafers are typically sourced at a single facility. Switching and/or qualifying additional suppliers could be an expensive process and take as long as six to twelve months to complete, which could result in material adverse fluctuations to our operating results.
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
Factors that could cause fluctuations and materially and adversely affect our net sales, gross margin and/or operating results include, but are not limited to:
▪the volume and timing of orders received;
▪changes in the mix of our products sold;
▪market acceptance of our products and the products of our customers;
▪excess or obsolete inventory;
▪pricing pressures from competitors and key customers;
▪our ability to introduce new products on a timely basis;
▪the timing and extent of our research and development expenses;
▪the failure to anticipate changing customer product requirements;
▪disruption in the supply of wafers, assembly, or test services;
▪reduction of manufacturing yields;
▪certain production and other risks associated with using independent manufacturers, assembly houses, and testers; and
▪product obsolescence, price erosion, competitive developments, and other competitive factors.
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
Competition for highly qualified personnel in our industry is intense. The number of technology companies in the geographic areas in which we operate is greater than it has been historically and we expect competition for qualified personnel to intensify. There are only a limited number of individuals in the job market with the requisite skills. Furthermore, changes in immigration laws and regulations, or the administration or enforcement of such laws or regulations, can also impair our ability to attract and retain qualified personnel. Anticipated changes to the immigration system in the U.K. brought about by Brexit will make it harder to employ E.U. nationals to work in the U.K. Our Human Resources organization focuses significant efforts on attracting and retaining individuals in key technology positions. The loss of the services of key personnel or our inability to hire new personnel with the requisite skills or to assimilate talent could restrict our ability to develop new products or enhance existing products in a timely manner, sell products to our customers, or manage our business effectively.
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
We continue to consider future acquisitions of other companies, or their technologies or products, to improve our market position, broaden our technological capabilities, and expand our product offerings. If we are able to acquire companies, products or technologies that would enhance our business, we could experience difficulties in integrating them. Integrating acquired businesses involves a number of risks, including, but not limited to:
▪the potential disruption of our ongoing business;
▪unexpected costs or incurring unknown liabilities;
▪the diversion of management resources from other strategic and operational issues;
▪the inability to retain the employees of the acquired businesses;
▪difficulties relating to integrating the operations and personnel of the acquired businesses;
▪adverse effects on our existing customer relationships or the existing customer relationships of acquired businesses;
▪the potential incompatibility of the acquired business or their business customers;
▪adverse effects associated with entering into markets and acquiring technologies in areas in which we have little experience; and
▪acquired intangible assets, including goodwill, becoming impaired as a result of technological advancements or worse-than-expected performance of the acquired business.
If we are unable to successfully address any of these risks, our business could be harmed.
Our stock price has been and is likely to continue to be volatile.
The market price of our common stock fluctuates significantly. This fluctuation has been or may be the result of numerous factors, including, but not limited to:
▪actual or anticipated fluctuations in our operating results;
▪announcements concerning our business or those of our competitors, customers, or suppliers;
▪loss of a significant customer, or customers;
▪changes in financial estimates by securities analysts or our failure to perform as anticipated by the analysts;
▪news, commentary, and rumors emanating from the media relating to our customers, the industry, or us. These reports may be unrelated to the actual operating performance of the Company, and in some cases, may be potentially misleading or incorrect;
▪announcements regarding technological innovations or new products by us or our competitors;
▪announcements by us of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;
▪announcements by us of significant divestitures or sale of certain assets or intellectual property;
▪litigation arising out of a wide variety of matters, including, among others, employment matters and intellectual property matters;
▪departure of key personnel;
▪a significant stockholder selling for any reason;
▪general conditions in the IC industry; and

▪general market conditions and interest rates.
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
On July 12, 2016, Cirrus Logic entered into an amended and restated credit agreement (the “Credit Agreement”) which provides for a $300 million senior secured revolving credit facility (the “Credit Facility”). As of March 28, 2020, the Company did not have an outstanding balance under the Credit Facility. The Credit Facility matures on July 12, 2021. To the extent the Company has an outstanding balance, our ability to repay the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive, regulatory and other factors, some of which are beyond our control.  Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations or to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, or refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any indebtedness will depend on the capital markets and our financial condition at such time.  We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Credit Agreement.
Our Credit Agreement contains restrictions that could limit our flexibility in operating our business.
Our Credit Agreement contains various covenants that could limit our ability to engage in specified types of transactions under certain conditions. These covenants could limit our ability to, among other things:
▪pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;
▪incur additional indebtedness or issue certain preferred shares;
▪make certain investments;
▪sell certain assets;
▪create liens;
▪consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and
▪enter into certain transactions with our affiliates.
A breach of any of these covenants could result in a default under the Credit Agreement.  In the event of a default under the Credit Agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable. If our lenders accelerate the repayment of borrowings, we may not be able to repay our debt obligations. If we were unable to repay amounts due to the lenders under our credit facility, those lenders could proceed against the collateral granted to them to secure that indebtedness.
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
Certain provisions of Delaware law and of our Certificate of Incorporation and Bylaws could make it more difficult for a third party to acquire us, even if our stockholders support the acquisition. These provisions include, but are not limited to:
▪the inability of stockholders to call a special meeting of stockholders;
▪a prohibition on stockholder action by written consent; and
▪a requirement that stockholders provide advance notice of any stockholder nominations of directors or any proposal of new business to be considered at any meeting of stockholders.

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
We currently own our U.S. headquarters and research facility in Austin, Texas. The ownership of our U.S. properties subjects us to the risks of owning real property, which may include:
▪the possibility of environmental contamination and the costs associated with correcting any environmental problems;
▪adverse changes in the value of these properties, due to interest rate changes, changes in the neighborhood in which the property is located, or other factors; and
▪the risk of financial loss in excess of amounts covered by insurance, or uninsured risks, such as the loss caused by damage to the buildings as a result of fire, floods, or other natural disasters.
ITEM 1B.  Unresolved Staff Comments
None.
ITEM 2.  Properties
As of March 28, 2020, our principal facilities are located in Austin, Texas and Edinburgh, Scotland, United Kingdom. The Austin facilities, which we own, consist of approximately 155,000 square feet of office space and are primarily occupied by research and development personnel and testing equipment. In addition, our failure analysis and reliability facility occupies approximately 27,000 square feet.
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
Below is a detailed schedule that identifies our principal locations of occupied leased and owned property as of March 28, 2020, with various lease terms through calendar year 2028. We believe that these facilities are suitable and adequate to meet our current operating needs.

Design Centers	Sales Support Offices – International
Austin, Texas	Hong Kong, China
Mesa, Arizona	Shanghai, China
Salt Lake City, Utah	Shenzhen, China
Edinburgh, Scotland, United Kingdom	Tokyo, Japan
Newbury, England, United Kingdom	Singapore
London, England, United Kingdom	Seoul, South Korea
Madrid, Spain	Taipei, Taiwan
See Note 14 — Commitments and Contingencies of the Notes to Consolidated Financial Statements contained in Item 8 for further detail.
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
As of May 18, 2020, there were approximately 390 holders of record of our common stock.
The information under the caption “Equity Compensation Plan Information” in the proxy statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on July 31, 2020 (the “Proxy Statement”) is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended March 28, 2020 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
December 29, 2019 - January 25, 2020	$—	$—	$—	$—
January 26, 2020 - February 22, 2020	255	78.43	255	149,981
February 23, 2020 - March 28, 2020	428	70.06	428	120,001
Total	$683	$73.18	683	$120,001

(1) The Board of Directors authorized a share repurchase program of up to $200 million in January 2019. The Company repurchased 0.7 million shares of its common stock for $50.0 million during the fourth quarter of fiscal year 2020. All of these shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of March 28, 2020. The repurchases are to be funded from existing cash and intended to be effected from time to time in accordance with applicable securities laws through the open market or in privately negotiated transactions. The timing of the repurchases and the actual amount purchased depend on a variety of factors including general market and economic conditions and other corporate considerations. The programs do not have an expiration date, do not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company's discretion.

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

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
March 2020

225.00
200.00
175.00
150.00
125.00
100.00
75.00
3/28/2015
3/26/2016
3/25/2017
3/31/2018
3/30/2019
3/28/2020
Cirrus Logic, Inc.
S&P 500 Index - Total Returns
S&P 500 Semiconductors Index

	3/28/2015	3/26/2016	3/25/2017	3/31/2018	3/30/2019	3/28/2020
Cirrus Logic, Inc.	100.00	103.54	180.41	122.05	126.37	186.00
S&P 500 Index	100.00	100.93	118.70	136.43	149.38	136.61
S&P 500 Semiconductors Index	100.00	100.74	139.11	192.13	201.41	210.86

(1)The graph assumes that $100 was invested in our common stock and in each index at the market close on March 28, 2015, and that all dividends were reinvested. No cash dividends were declared on our common stock during the periods presented.
(2)Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.
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

	Fiscal Years
	2020	2019	2018	2017	2016
	(1)	(1)	(1)
Net sales	$1,281,124	$1,185,524	$1,532,186	$1,538,940	$1,169,251
Net income	159,498	89,991	161,995	261,209	123,630
Basic earnings per share	$2.74	$1.50	$2.55	$4.12	$1.96
Diluted earnings per share	$2.64	$1.46	$2.46	$3.92	$1.87
Financial position at year end:
Cash, cash equivalents, restricted investments and marketable securities	$597,700	$445,323	$434,500	$450,979	$250,006
Total assets	1,592,677	1,352,640	1,430,117	1,413,470	1,181,883
Working capital	491,559	509,443	473,465	631,853	378,005
Long-term liabilities	204,261	96,860	128,180	117,703	194,276
Total stockholders’ equity	$1,229,779	$1,140,240	$1,161,728	$1,151,692	$859,483

(1)Refer to the consolidated financial statements and the Notes thereto contained in Item 8 of this Form 10-K for fiscal years 2020, 2019, and 2018, for an expanded discussion of factors that materially affect the comparability of the information reflected in the selected consolidated financial data presented above.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Please read the following discussion in conjunction with our audited historical consolidated financial statements and notes thereto, which are included elsewhere in this Form 10-K. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. Actual results could differ materially because of the factors discussed in Part I, Item 1A. “Risk Factors” of this Form 10-K and elsewhere in this report, as well as in the documents filed by us with the SEC, specifically the most recent reports on Forms 10-Q and 8-K, each as it may be amended from time to time.
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
We believe the following critical accounting policies involve significant judgments and estimates that are used in the preparation of the consolidated financial statements:
▪We recognize revenue upon the transfer of promised goods or services to customers, in an amount that reflects the consideration the Company expects to be entitled in exchange for those goods or services. See Note 2 - Summary of Significant Accounting Policies - Revenue Recognition of the Notes to Consolidated Financial Statements contained in Item 8 for discussion on the identification of the Company's performance obligations and determination of transaction price, including treatment of rebates, right of returns, warranties, price protection and stock rotation.
▪Inventories are recorded at the lower of cost or net realizable value, with cost being determined on a first-in, first-out basis. We write down inventories to net realizable value based on forecasted demand while taking into account product release schedules and product life cycles, which may drive management judgment. We also review and write down inventory, as appropriate, based on the age and condition of the inventory. Actual demand and market conditions may be different from those projected by management, which could have a material effect on our operating results and financial position. See Note 2 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in Item 8.
▪We evaluate the recoverability of property, plant, and equipment and intangible assets by testing for impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. An impairment loss is recognized in the event the carrying value of these assets exceeds the fair value of the applicable assets. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, which could have a material effect on our operating results and financial position. See Note 2 - Summary of Significant Accounting Policies and Note 7 — Intangibles, net and Goodwill of the Notes to Consolidated Financial Statements contained in Item 8. See also Note 11 - Restructuring Costs for discussion of fiscal year 2020 asset disposals related to the MEMS restructuring.
▪The Company evaluates goodwill and other intangible assets. Goodwill is recorded at the time of an acquisition and is calculated as the difference between the total consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The Company tests goodwill and other intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management’s assessment of qualitative factors to determine whether it is more likely than not that goodwill and other intangible assets are impaired. If management concludes from its assessment of qualitative factors that it is more likely than not that impairment exists, then a quantitative impairment test will be performed involving management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in these evaluations. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. The Company has recorded no goodwill impairments in fiscal years 2020, 2019, and 2018. There were no material intangible asset impairments in fiscal years 2019 and 2018. See Note 11 - Restructuring Costs for discussion of fiscal year 2020 impairments related to the MEMS restructuring.
▪We are subject to the possibility of loss contingencies for various legal matters. See Note 15 — Legal Matters of the Notes to Consolidated Financial Statements contained in Item 8. We regularly evaluate current information available to us to determine whether any accruals should be made based on the status of the case, the results of the discovery process and other factors. If we ultimately determine that an accrual should be made for a legal matter, this accrual could have a material effect on our operating results and financial position and the ultimate outcome may be materially different than our estimate.
▪We report income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities, which are measured using the enacted tax laws and tax rates that will be in effect when the differences are expected to reverse. We assess the likelihood that the deferred tax assets will be realized. A valuation allowance is established against deferred tax assets to the extent the Company believes that it is more likely than not that the deferred tax assets will not be realized, taking into consideration the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible.
The calculation of our tax liabilities involves assessing uncertainties with respect to the application of complex tax rules. Uncertain tax positions must meet a more likely than not threshold to be recognized in the financial statements and the tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon final settlement. See Note 18 — Income Taxes of the Notes to Consolidated Financial Statements contained in Item 8 for additional details.
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
The effects of the changes made to our balance sheet at adoption were as follows (in thousands):

	Balance at March 30, 2019	Impact from ASU 2016-02 Adoption	Balance at March 31, 2019
Financial statement line item:
Prepaid assets	$30,794	$(2,833)	$27,961
Right-of-use lease assets	—	149,746	149,746
Lease liabilities	—	(14,899)	(14,899)
Other accrued liabilities	(16,339)	11,071	(5,268)
Non-current lease liabilities	—	(143,085)	(143,085)
Other long-term liabilities	(9,889)	(965)	(10,854)
Accumulated deficit	$(222,430)	$965	$(221,465)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU requires credit losses on available-for-sale debt securities to be presented as an allowance rather than a write-down. Unlike current U.S. GAAP, the credit losses could be reversed with changes in estimates, and recognized in current year earnings.  This ASU is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods.  Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods.  The Company is currently evaluating the impact of this ASU, but does not expect a material impact to the financial statements upon adoption in the first quarter of fiscal year 2021.
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
In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321) - Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the FASB Emerging Issues Task Force). This ASU clarifies the interaction of the accounting for equity securities, investments accounted for under the equity method of accounting, and the accounting for certain forward contracts and purchased options. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year, with early adoption permitted. The Company is currently evaluating the impact of this ASU, but does not expect a material impact to the financial statements upon adoption.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU, effective immediately for reporting periods through December 31, 2022, provides accounting relief for contract modifications that replace an interest rate impacted by reference rate reform (e.g., LIBOR) with a new alternative reference rate. The guidance is applicable to investment securities, receivables, debt, leases, hedging relationships and other contractual arrangements. The Company is currently evaluating the impact of this ASU, but does not expect a material impact to the financial statements upon adoption.
Overview
Cirrus Logic develops low-power, high-precision mixed-signal processing solutions for a broad range of customers. We track operating results in one reportable segment, but report revenue performance by product line, currently portable and non-portable and other products. In fiscal year 2020, the Company increased our penetration of new and existing customers, primarily driven by demand for our boosted amplifiers and haptic drivers in the smartphone market, gained share in tablets, wearables and truly wireless headsets, broadened our customer base, and executed on new product development activities. The Company also made progress with our longer-term investments in audio, voice and other adjacent mixed-signal processing markets. With an extensive product roadmap, we are dedicated to delivering differentiated products that we believe will enable us to capitalize on the increasing demand for complex analog and mixed-signal processing, which we expect to drive our long-term success.
Fiscal Year 2020
Fiscal year 2020 net sales of $1.28 billion represented an increase over fiscal year 2019 net sales of $1.19 billion. Portable product line sales of $1.15 billion in fiscal year 2020 increased from fiscal year 2019 sales of $1.03 billion, attributable to strong demand for components shipping in smartphones. Non-portable and other product line sales of $134.2 million represented a 12.6 percent decrease from fiscal year 2019 sales of $153.5 million.
Overall, gross margin for fiscal year 2020 was 52.6 percent. The increase in gross margin for fiscal year 2020 was primarily due to favorable product mix and cost reductions on certain products, and, to a lesser extent, the benefit of lower reserves and supply chain efficiencies in the current fiscal year versus the prior year. The Company’s number of employees decreased to 1,443 as of March 28, 2020. The Company achieved net income of $159.5 million in fiscal year 2020, which included an income tax provision in the amount of $21.8 million.
Fiscal Year 2019
Fiscal year 2019 net sales of $1.19 billion represented a decrease from fiscal year 2018 net sales of $1.53 billion. Portable product line sales of $1.03 billion in fiscal year 2019 decreased from fiscal year 2018 sales of $1.36 billion, attributable primarily to reduced unit volumes of our portable products shipping in smartphones, which was partially offset by increased amplifier sales at Android customers. Non-portable and other product line sales of $153.5 million represented an 8.8 percent decrease from fiscal year 2018 sales of $168.3 million.
Overall, gross margin for fiscal year 2019 was 50.4 percent. The increase in gross margin for fiscal year 2019 was primarily due to more favorable product mix on certain portable products, and, to a lesser extent, supply chain efficiencies versus the prior year. The Company’s number of employees decreased to 1,551 as of March 30, 2019. The Company achieved net income of $90.0 million in fiscal year 2019, which included an income tax provision in the amount of $3.8 million.
Results of Operations
The following table summarizes the results of our operations for each of the past three fiscal years as a percentage of net sales. All percentage amounts were calculated using the underlying data, in thousands:

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
Net sales	100%	100%	100%
Gross margin	53%	50%	50%
Research and development	27%	32%	24%
Selling, general and administrative	10%	11%	9%
Restructuring	2%	—%	—%
Gain on sale of assets	—%	(1)%	—%
Income from operations	14%	8%	17%
Interest income	—%	1%	—%
Interest expense	—%	—%	—%
U.K. pension settlement	—%	(1)%	—%
Other expense	—%	—%	—%
Income before income taxes	14%	8%	17%
Provision for income taxes	2%	—%	6%
Net income	12%	8%	11%

Net Sales
We report sales in two product categories: portable products and non-portable and other products. Our sales by product line are as follows (in thousands):

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
Portable Products	$1,146,918	$1,032,049	$1,363,876
Non-Portable and Other Products	134,206	153,475	168,310
	$1,281,124	$1,185,524	$1,532,186
Net sales for fiscal year 2020 increased by 8.1% percent, to $1.28 billion from $1.19 billion in fiscal year 2019. The increase in net sales reflects a $114.9 million increase in portable product sales and a $19.3 million decrease in non-portable and other product sales. The portable product line experienced an increase in net sales attributable to content gains, primarily in smartphones and, to a lesser extent, higher unit volumes. In Android, increased sales of boosted amplifiers and haptic drivers were offset somewhat by a reduction in smart codec revenue. Non-portable and other product line sales of $134.2 million represented a 12.6 percent decrease from fiscal year 2019 sales of $153.5 million, which was primarily attributable to decreases in legacy product sales.
Net sales for fiscal year 2019 decreased by 22.6%, to $1.19 billion from $1.53 billion in fiscal year 2018. The decrease in net sales reflects a $331.8 million decrease in portable product sales and a $14.8 million decrease in non-portable and other product sales. The portable product line experienced a decrease in net sales attributable to a reduction in sales of portable products shipping in smartphones, along with digital headsets and adaptors, which was partially offset by increased amplifier sales at Android customers. Non-portable and other product line sales of $153.5 million represented a 8.8% decrease from fiscal year 2018 sales of $168.3 million, which was primarily attributable to decreases in legacy product sales.
Sales to non-U.S. customers, principally located in Asia, including sales to U.S.-based end customers that manufacture products through contract manufacturers or plants located overseas, were approximately $1.3 billion in fiscal year 2020, $1.2 billion in fiscal year 2019 and $1.5 billion in fiscal year 2018, representing 99 percent of net sales in fiscal year 2020 and 98 percent of net sales in fiscal years 2019 and 2018. Our sales are denominated primarily in U.S. dollars.
Gross Margin
Overall gross margin of 52.6 percent for fiscal year 2020 reflects an increase from fiscal year 2019 gross margin of 50.4 percent. The increase was primarily attributable to favorable product mix and cost reductions on certain products, and, to a lesser extent, the benefit of lower reserves and supply chain efficiencies in the current fiscal year versus the prior year. Changes in excess and obsolete inventory charges, including scrapped inventory, and sales of product written down in prior periods did not have a material impact on margin in fiscal year 2020.
Overall gross margin of 50.4 percent for fiscal year 2019 reflects an increase from fiscal year 2018 gross margin of 49.6 percent. The increase was primarily attributable to favorable product mix on certain portable products, and, to a lesser extent, supply chain efficiencies versus fiscal year 2018. Changes in excess and obsolete inventory charges, including scrapped inventory, and sales of product written down in prior periods did not have a material impact on margin in fiscal year 2019.
Research and Development Expenses
Fiscal year 2020 research and development expenses of $347.6 million reflect a decrease of $27.5 million, or 7 percent, from fiscal year 2019. The overall decrease was attributable to reduced amortization of intangibles and increased R&D incentives, offset by increases in employee-related expenses, primarily variable compensation and stock-based compensation.
Fiscal year 2019 research and development expenses of $375.1 million reflect an increase of $8.7 million, or 2 percent, from fiscal year 2018. The increase was attributable to an increase in average monthly research and development headcount during fiscal year 2019 versus the prior fiscal year and the associated salary and employee-related expenses, higher facilities and infrastructure-related costs, and fiscal year 2018 adjustments to contingent consideration, offset by decreases to product development expenses and amortization of acquisition-related intangibles.
Selling, General and Administrative Expenses
Fiscal year 2020 selling, general and administrative expenses of $131.1 million reflect an increase of $4.6 million, or 4 percent, compared to fiscal year 2019. The primary drivers were employee-related expenses, primarily variable compensation, in fiscal year 2020.
Fiscal year 2019 selling, general and administrative expenses of $126.5 million reflect a decrease of $5.3 million, or 4 percent, compared to fiscal year 2018. The decrease was primarily attributable to decreased salary and employee-related expenses in fiscal year 2019.
Restructuring Costs
During the fourth quarter of fiscal year 2020, the Company approved a restructuring plan (the "MEMS Restructuring"), including discontinuing efforts relating to the MEMS microphone product line. The Company recorded charges of approximately $21.9 million as part of the MEMS Restructuring, which included equipment disposal costs, asset impairment and write-off of intangible assets, and other nonrecurring costs. See Note 11 - Restructuring Costs for additional details.
Gain on Sale of Assets
In the fourth quarter of fiscal year 2019, the Company sold the previously-acquired Edinburgh, Scotland property, for a gain of $4.9 million, presented as "Gain on sale of assets" in the Consolidated Statements of Income. See Item 2. Properties for additional information.
Interest Income
Interest income in fiscal years 2020, 2019, and 2018, was $10.5 million, $8.0 million, and $4.8 million, respectively. The increase in interest income in fiscal year 2020 and 2019 was due to higher earnings on higher average cash, cash equivalent, and marketable securities balances throughout the year versus the previous year.
Interest Expense
The Company reported interest expense of $1.1 million, $1.1 million and $1.2 million for fiscal years 2020, 2019, and 2018, respectively, primarily as a result of the revolving credit facility, described in Note 8.

U.K. Pension Settlement
The Company settled its defined benefit pension scheme in the third quarter of fiscal year 2019. A settlement loss of $13.8 million was recognized, which was the amount of the previously recorded unamortized actuarial pension loss in AOCI. The loss is presented as a separate line item in the Consolidated Statements of Income under the caption "U.K. pension settlement". The Company has no further contribution obligations going forward.
Other Expense
In fiscal years 2020, 2019, and 2018 the Company reported $1.6 million, $0.2 million, and $1.0 million respectively, in other expense, primarily related to remeasurement on foreign currency denominated monetary assets and liabilities.
Provision for Income Taxes
We recorded income tax expense of $21.8 million in fiscal year 2020 on a pre-tax income of $181.3 million, yielding an effective tax rate of 12.0 percent. Our effective tax rate was lower than the U.S. statutory rate of 21.0 percent, primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate, excess benefits from stock-based compensation, and the release of prior year unrecognized tax benefits during fiscal year 2020.
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
We recorded income tax expense of $103.1 million in fiscal year 2018 on pre-tax income of $265.1 million, yielding an effective tax provision rate of 38.9 percent. Our effective tax rate was higher than the blended U.S. statutory rate of 31.6 percent, primarily due to the inclusion of the provisional enactment-date tax effects of the Tax Act, partially offset by income earned in certain foreign jurisdictions that is taxed below the federal statutory rate and excess benefits from stock-based compensation. The reduction in the U.S. federal corporate income tax rate was administratively effective at the beginning of our fiscal year 2018, resulting in a blended U.S. federal corporate income tax rate of 31.6% for the annual period.
The Tax Act was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21%, restricted the deductibility of certain business expenses, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax-deferred, and created new taxes on certain foreign sourced earnings, among other provisions. We recognized a provisional amount of $60.1 million during fiscal year 2018, which was included as a component of income tax expense from continuing operations. Our accounting for the enactment-date effects of the Tax Act was completed during the quarter ended December 29, 2018 and we recognized an $11.1 million reduction to the provisional amounts, which was included as a component of income tax expense from continuing operations during fiscal year 2019.
For additional discussion about our income taxes, see Note 18 - Income Taxes.
Outlook
Given the wide array of uncertainties surrounding the implications of COVID-19 and the macroeconomic environment and their unknown impact on smartphone volumes, it is difficult to predict our revenue, gross margin and operating expense outlook for fiscal year 2021. Cirrus Logic made meaningful progress in fiscal year 2020 with numerous strategic initiatives that we believe position the Company for growth in the coming years.
Liquidity and Capital Resources
In fiscal year 2020, cash flow from operations was $295.8 million. Operating cash flow during fiscal year 2020 was related to the cash components of our net income, offset by a $2.8 million unfavorable change in working capital. The unfavorable change in working capital was driven primarily by an increase in accounts receivable, partially offset by an increase in payables. In fiscal year 2019, cash flow from operations was $206.7 million. Operating cash flow during fiscal year 2019 was related to the cash components of our net income, offset by a $23.4 million unfavorable change in working capital. The unfavorable change in working capital was driven primarily by a decrease in payables and an increase in accounts receivable, partially offset by a decrease in inventories. In fiscal year 2018, cash flow from operations was $318.7 million. Operating cash flow during fiscal year 2018 was related to the cash components of our net income, and a $29.1 million favorable change in working capital. The favorable change in working capital was driven primarily by a decrease in accounts receivable and an increase in income taxes payable, partially offset by an increase in inventories during the period.

In fiscal year 2020, the Company used $100.2 million in cash for investing activities primarily related to $78.6 million in net purchases of marketable securities, and capital expenditures and technology investments of $21.6 million. In fiscal year 2019, the Company used approximately $54.7 million in cash for investing activities principally related to $28.0 million in net purchases of marketable securities, and capital expenditures and technology investments of $35.8 million. In fiscal year 2018, the Company used approximately $184.7 million in cash for investing activities primarily related to $100.2 million in net purchases of marketable securities, and capital expenditures and technology investments of $59.3 million. In addition, the Company purchased certain tangible and intangible assets for $25.2 million as part of a technology acquisition.
In fiscal year 2020, the Company used $119.6 million related to financing activities. In fiscal year 2019, the Company used $171.5 million in financing activities. In fiscal year 2018, the Company used $249.6 million in financing activities. Payments against revolver balances in fiscal year 2018 were $60.0 million. See Note 8 and Revolving Credit Facility below for more information relating to debt agreements and terms that existed during the periods. Additionally, in fiscal years 2020, 2019, and 2018, the Company utilized approximately $120.0 million, $160.0 million, and $175.8 million, respectively, in cash to repurchase and retire portions of its outstanding common stock. See Note 16 for a description of our share repurchase programs.
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
As of March 28, 2020, the Company had no amounts outstanding under the Credit Facility and was in compliance with all covenants under the Credit Agreement.
See also Note 8 — Revolving Credit Facility.
Off Balance Sheet Arrangements
As of March 28, 2020, the Company did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, that were reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
In our business activities, we incur certain commitments to make future payments under contracts such as debt agreements, purchase orders, operating leases and other long-term contracts.  Maturities under these contracts are set forth in the following table as of March 28, 2020:

	Payment due by period (in thousands)
	< 1 year	1-3 years	3-5 years	> 5 years	Total
Facilities leases, net	$12,501	$24,742	$24,823	$147,593	$209,659
Wafer purchase commitments	131,911	—	—	—	131,911
Assembly purchase commitments	4,003	—	—	—	4,003
Outside test purchase commitments	14,983	—	—	—	14,983
Other purchase commitments	17,808	3,806	—	—	21,614
Interest on revolving line of credit (1)	610	325	—	—	935
Total	$181,816	$28,873	$24,823	$147,593	$383,105

(1)Our debt is subject to a variable interest rate based on LIBOR. The interest included in the table above is based on forecasted commitment fees.
Certain of our operating lease obligations include escalation clauses. These escalating payment requirements are reflected in the table.
We are unable to make a reasonably reliable estimate as to when or if a cash settlement with taxing authorities will occur related to our unrecognized tax benefits. Therefore, our liability of $36.2 million for unrecognized tax benefits is not included in the table above. See Note 18 — Income Taxes, to the Consolidated Financial Statements for additional information.
ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks associated with interest rates on drawn balances of our Revolving Credit Facility and marketable securities, and to currency movements on non-U.S. dollar denominated assets and liabilities. We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. All of the potential changes noted below are based on sensitivity analyses as of March 28, 2020. Actual results may differ materially.
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
To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, the Company performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of March 28, 2020 and March 30, 2019, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $5.3 million and $3.3 million decline in the fair market value of the portfolio, respectively. Such losses would only be realized if the Company sold the investments prior to maturity.
Foreign Currency Exchange Risk
Our revenue and spending is transacted primarily in U.S. dollars; however, in fiscal years 2020, 2019, and 2018, we entered into routine transactions in other currencies to fund the operating needs of certain legal entities outside of the U.S. Our balance sheet also reflects monetary assets and liabilities in certain entities which are remeasured to each entity’s functional currency. Beginning in the first quarter of fiscal year 2020, we began using forward contracts to manage exposure to foreign currency exchange risk attributable to certain non-U.S. dollar balance sheet exposures. Gains and losses from these foreign currency forward contracts are recognized currently in earnings along with the gains and losses resulting from remeasuring the underlying exposures. Because most of the aggregate balance sheet exposure is hedged by forward currency exchange contracts, at the end of any fiscal period a hypothetical 10% plus or minus fluctuation in exchange rates relative to the U.S. dollar would result in an immaterial pretax currency exchange gain or loss. See Note 5 - Derivative Financial Instruments for additional information related to our hedging activities.

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cirrus Logic, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cirrus Logic, Inc. (the Company) as of March 28, 2020 and March 30, 2019, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended March 28, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 28, 2020 and March 30, 2019, and the results of its operations and its cash flows for each of the three fiscal years in the period ended March 28, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 28, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 20, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for leases in fiscal year 2020 due to the adoption of ASU No. 2016-02, Leases (Topic 842).

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventory valuation
Description of the Matter
At March 28, 2020, the Company’s net inventory balance was $146.7 million. As discussed in Note 2 of the financial statements, inventories are stated at the lower of cost or net realizable value, which includes considerations for inventory becoming obsolete or in excess of management’s forecasted customer unit demand. The Company writes down inventories to net realizable value based on forecasted customer unit demand while taking into account product release schedules and product life cycles. The Company also writes down inventory, as appropriate, based on the age and condition of the inventory.

Auditing management’s estimate of excess and obsolete inventory involved subjective auditor judgment because management’s determination of whether a write down is warranted is judgmental and the estimate is sensitive to changes in assumptions, including management’s assumptions over forecasted demand which may be impacted by, among other things, future market and economic conditions outside of the Company’s control.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risks of material misstatement relating to the valuation of inventory. For example, we tested controls over management’s review of forecasted demand, the significant assumptions, and the data underlying the excess and obsolete inventory valuation estimate.

Among other audit procedures performed, we evaluated the significant assumptions discussed above, including the forecasted customer unit demand utilized in the estimate, and tested the completeness and accuracy of the underlying data used in management’s calculation. We evaluated adjustments to forecasted demand for specific product considerations, assessed the historical accuracy of management’s estimates by performing a retrospective analysis comparing prior period forecasted demand to actual historical sales and inspected historical gross margins to assess whether any items were being sold at a loss.

Uncertain tax positions
Description of the Matter
As described in Note 18 to the consolidated financial statements, the Company has recorded accrued liabilities relating to unrecognized tax benefits resulting from uncertain tax positions of $36.2 million as of March 28, 2020. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Furthermore, the Company’s fiscal years 2017 to 2020 remain open to examination by the major taxing jurisdictions.

Auditing management’s analysis of the uncertainties in its tax positions was complex and judgmental because the Company’s evaluation and measurement of each tax position involves assessing uncertainties with respect to the application of complex tax rules, which are subject to interpretation. The Company uses significant judgment in determining whether a tax position is more likely than not to be sustained and measuring the amount of tax benefit that qualifies for recognition.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risks of material misstatement relating to the existence of uncertain tax positions and measurement of the benefit of those positions. For example, we tested controls over management’s review of the technical merits of tax positions, the events and information that impacted tax positions, the estimate of the most likely outcome, and the data utilized in the estimate.

To test the valuation of uncertain tax positions, our audit procedures included, among others, analyzing the Company’s assumptions and data used to determine the amount of tax benefit to recognize and testing the accuracy of the calculations. In considering the measurement criteria, we involved our tax professionals to assess the technical merits of the Company’s tax positions. This included assessing the Company’s correspondence with the relevant tax authorities and evaluating income tax opinions or other third-party advice obtained by the Company. We also used our knowledge of, and experience with, the application of international and local income tax laws by the relevant income tax authorities to evaluate the Company’s accounting for those tax positions. We also evaluated the Company’s income tax disclosures included in Note 18 to the consolidated financial statements in relation to these matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1984.

Austin, Texas
May 20, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cirrus Logic, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Cirrus Logic, Inc.’s internal control over financial reporting as of March 28, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cirrus Logic, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 28, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 28, 2020 and March 30, 2019, and related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended March 28, 2020, and the related notes and our report dated May 20, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Austin, Texas
May 20, 2020

CIRRUS LOGIC, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 28, 2020	March 30, 2019
Assets
Current assets:
Cash and cash equivalents	$292,119	$216,172
Marketable securities	22,008	70,183
Accounts receivable, net	153,998	120,656
Inventories	146,725	164,733
Prepaid assets	23,594	30,794
Other current assets	11,752	22,445
Total current assets	650,196	624,983
Long-term marketable securities	283,573	158,968
Right-of-use lease assets	141,274	—
Property and equipment, net	158,244	186,185
Intangibles, net	34,430	67,847
Goodwill	287,088	286,241
Deferred tax assets	10,052	8,727
Other assets	27,820	19,689
Total assets	$1,592,677	$1,352,640
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$78,412	$48,398
Accrued salaries and benefits	42,439	29,289
Software license agreements	10,888	21,514
Current lease liabilities	13,580	—
Other accrued liabilities	13,318	16,339
Total current liabilities	158,637	115,540
Long-term liabilities:
Software license agreements	3,806	8,662
Non-current income taxes	71,143	78,309
Non-current lease liabilities	129,312	—
Other long-term liabilities	—	9,889
Total long-term liabilities	204,261	96,860
Stockholders’ equity:
Preferred stock, 5.0 million shares authorized but unissued	—	—
Common stock, $0.001 par value, 280,000 shares authorized, 58,242 shares and 58,954 shares issued and outstanding at March 28, 2020 and March 30, 2019, respectively	58	59
Additional paid-in capital	1,434,871	1,363,677
Accumulated deficit	(201,681)	(222,430)
Accumulated other comprehensive loss	(3,469)	(1,066)
Total stockholders’ equity	1,229,779	1,140,240
Total liabilities and stockholders’ equity	$1,592,677	$1,352,640
The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
Net sales	$1,281,124	$1,185,524	$1,532,186
Cost of sales	606,957	588,027	771,470
Gross profit	674,167	597,497	760,716
Operating expenses
Research and development	347,647	375,139	366,444
Selling, general and administrative	131,115	126,502	131,811
Restructuring costs	21,925	—	—
Gain on sale of assets	—	(4,913)	—
Total operating expenses	500,687	496,728	498,255
Income from operations	173,480	100,769	262,461
Interest income	10,458	8,017	4,762
Interest expense	(1,057)	(1,057)	(1,153)
U.K. pension settlement	—	(13,768)	—
Other expense	(1,615)	(217)	(971)
Income before income taxes	181,266	93,744	265,099
Provision for income taxes	21,768	3,753	103,104
Net income	159,498	89,991	161,995
Basic earnings per share	$2.74	$1.50	$2.55
Diluted earnings per share	$2.64	$1.46	$2.46
Basic weighted average common shares outstanding	58,317	60,116	63,407
Diluted weighted average common shares outstanding	60,462	61,583	65,951
The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
Net income	$159,498	$89,991	$161,995
Other comprehensive income (loss), before tax
Foreign currency translation gain (loss)	68	(3,125)	2,791
Unrealized gain (loss) on marketable securities	(2,803)	2,823	(2,380)
U.K. pension settlement	—	13,814	—
Actuarial loss on defined benefit pension plan	—	—	(14,729)
Cumulative effect of adoption of ASU 2018-02	(257)	—	—
Benefit (provision) for income taxes	589	(3,217)	3,530
Comprehensive income	$157,095	$100,286	$151,207
The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
Cash flows from operating activities:
Net income	$159,498	$89,991	$161,995
Adjustments to net cash provided by operating activities:
Depreciation and amortization	68,237	79,826	81,399
Stock-based compensation expense	53,757	49,689	48,741
Deferred income taxes	(5,888)	1,717	11,646
(Gain) loss on retirement or write-off of long-lived assets	379	(2,713)	626
Charges (payments) for defined benefit pension plan	—	11,189	(10,929)
Other non-cash charges	697	429	(3,864)
MEMS restructuring charges	21,925	—	—
Net change in operating assets and liabilities:
Accounts receivable, net	(33,082)	(14,316)	19,173
Inventories	17,765	40,636	(37,865)
Other assets	1,379	965	16,824
Accounts payable	27,626	(21,965)	143
Accrued salaries and benefits	11,470	(6,432)	(4,469)
Income taxes payable	(9,809)	(7,974)	22,983
Other accrued liabilities	(18,139)	(14,348)	12,308
Net cash provided by operating activities	295,815	206,694	318,711
Cash flows from investing activities:
Maturities and sales of available-for-sale marketable securities	170,818	70,840	138,221
Purchases of available-for-sale marketable securities	(249,463)	(98,864)	(238,434)
Purchases of property, equipment and software	(15,656)	(31,615)	(55,180)
Investments in technology	(5,920)	(4,143)	(29,323)
Proceeds from the sale of assets	—	9,120	—
Net cash used in investing activities	(100,221)	(54,662)	(184,716)
Cash flows from financing activities:
Principal payments on long-term revolver	—	—	(60,000)
Issuance of common stock, net of shares withheld for taxes	18,635	1,616	4,417
Repurchase of stock to satisfy employee tax withholding obligations	(18,280)	(13,083)	(17,806)
Repurchase and retirement of common stock	(120,002)	(159,997)	(175,776)
Contingent consideration payments	—	—	(392)
Net cash used in financing activities	(119,647)	(171,464)	(249,557)
Net increase (decrease) in cash and cash equivalents	75,947	(19,432)	(115,562)
Cash and cash equivalents at beginning of period	216,172	235,604	351,166
Cash and cash equivalents at end of period	$292,119	$216,172	$235,604
Supplemental disclosures of cash flow information
Cash payments during the year for:
Income taxes	$22,321	$20,617	$34,385
Interest	457	612	835
The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Total
	Shares	Amount
Balance, March 25, 2017	64,295	$64	$1,259,215	$(107,014)	$(573)	$1,151,692
Net income	—	—	—	161,995	—	161,995
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(1,630)	(1,630)
Change in defined benefit pension plan liability, net of tax	—	—	—	—	(11,949)	(11,949)
Change in foreign currency translation adjustments	—	—	—	—	2,791	2,791
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	1,054	1	4,416	(17,806)	—	(13,389)
Cumulative effect of adoption of ASU 2016-16	—	—		(747)	—	(747)
Repurchase and retirement of common stock	(3,389)	(3)	—	(175,773)	—	(175,776)
Amortization of deferred stock compensation	—	—	48,741	—	—	48,741
Balance, March 31, 2018	61,960	$62	$1,312,372	$(139,345)	$(11,361)	$1,161,728
Net income	—	—	—	89,991	—	89,991
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	2,231	2,231
Change in defined benefit pension plan liability, net of tax	—	—	—	—	11,189	11,189
Change in foreign currency translation adjustments	—	—	—	—	(3,125)	(3,125)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	964	1	1,616	(13,083)	—	(11,466)
Repurchase and retirement of common stock	(3,970)	(4)	—	(159,993)	—	(159,997)
Amortization of deferred stock compensation	—	—	49,689	—	—	49,689
Balance, March 30, 2019	58,954	$59	$1,363,677	$(222,430)	$(1,066)	$1,140,240
Net income	—	—	—	159,498	—	159,498
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(2,214)	(2,214)
Change in foreign currency translation adjustments	—	—	—	—	68	68
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	1,418	1	18,634	(18,280)	—	355
Cumulative effect of adoption of ASU 2016-02, net of tax	—	—	—	(726)	—	(726)
Cumulative effect of adoption of ASU 2018-02	—	—	—	257	(257)	—
Repurchase and retirement of common stock	(2,130)	(2)	—	(120,000)	—	(120,002)
Amortization of deferred stock compensation	—	—	52,560	—	—	52,560
Balance, March 28, 2020	58,242	$58	$1,434,871	$(201,681)	$(3,469)	$1,229,779
The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Description of Business

Description of Business
Cirrus Logic, Inc. (“Cirrus Logic,” “We,” “Us,” “Our,” or the “Company”) is a leader in low-power, high-precision mixed-signal processing solutions that create innovative user experiences for the world’s top mobile and consumer applications.
We were incorporated in California in 1984, became a public company in 1989, and were reincorporated in the State of Delaware in February 1999. Our primary facility housing engineering, sales and marketing, and administration functions is located in Austin, Texas. We also have offices in various other locations in the United States, United Kingdom, Spain, and Asia, including the People’s Republic of China, Hong Kong, South Korea, Japan, Singapore, and Taiwan. Our common stock, which has been publicly traded since 1989, is listed on the NASDAQ's Global Select Market under the symbol CRUS.
Basis of Presentation
We prepare financial statements on a 52- or 53-week year that ends on the last Saturday in March. Fiscal years 2020 and 2019 were 52-week years. Fiscal year 2018 was a 53-week year.
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
On a quarterly and annual basis, we analyze inventories on a part-by-part basis. Product life cycles and the competitive nature of the industry are factors considered in the evaluation of customer unit demand at the end of each quarterly accounting period. Inventory on-hand in excess of forecasted demand is considered to have reduced market value and, therefore, the cost basis is adjusted to the lower of cost or net realizable value. Typically, market values for excess or obsolete inventories are considered to be zero. Inventory charges recorded for excess and obsolete inventory, including scrapped inventory, were $2.8 million and $6.2 million, in fiscal year 2020 and 2019, respectively. Inventory charges in fiscal year 2020 and 2019 related to a combination of quality issues and inventory exceeding demand.

Inventories were comprised of the following (in thousands):

	March 28, 2020	March 30, 2019
Work in process	$82,494	$80,100
Finished goods	64,231	84,633
	$146,725	$164,733
Property, Plant and Equipment, net
Property, plant and equipment is recorded at cost, net of depreciation and amortization. Depreciation and amortization is calculated on a straight-line basis over estimated economic lives, ranging from 3 to 39 years. Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated useful life. Furniture, fixtures, machinery, and equipment are all depreciated over a useful life of 3 to 10 years, while buildings are depreciated over a period of up to 39 years. In general, our capitalized software is amortized over a useful life of 3 years, with capitalized enterprise resource planning software being amortized over a useful life of 10 years. Gains or losses related to retirements or dispositions of fixed assets are recognized in the period incurred. Additionally, if impairment indicators exist, the Company will assess the carrying value of the associated asset. In the fourth quarter of fiscal year 2019, the Company sold the Edinburgh, Scotland property for a $4.9 million gain presented separately in the Consolidated Statements of Income as "Gain on sale of assets". During the fourth quarter of fiscal year 2020, the Company recorded $9.6 million of equipment disposal charges, net of recovery, related to the MEMS restructuring. See Note 11 — Restructuring Costs for further detail.
Property, plant and equipment was comprised of the following (in thousands):

	March 28, 2020	March 30, 2019
Land	$23,853	$23,853
Buildings	63,803	63,172
Furniture and fixtures	23,059	22,762
Leasehold improvements	51,525	45,286
Machinery and equipment	159,201	157,994
Capitalized software	25,942	25,763
Construction in progress and other	892	3,689
Total property, plant and equipment	348,275	342,519
Less: Accumulated depreciation and amortization	(190,031)	(156,334)
Property, plant and equipment, net	$158,244	$186,185
Depreciation and amortization expense on property, plant, and equipment for fiscal years 2020, 2019, and 2018 was $31.9 million, $32.0 million, and $27.7 million, respectively.
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
Goodwill is recorded at the time of an acquisition and is calculated as the difference between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. The Company tests goodwill and indefinite lived intangibles for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management’s assessment of qualitative factors to determine whether it is more likely than not that goodwill and other intangible assets are impaired. If management concludes from its assessment of qualitative factors that it is more likely than not that impairment exists, then a quantitative impairment test will be performed involving management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in these evaluations. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. The Company has recorded no goodwill impairments in fiscal years 2020, 2019, and 2018. During the fourth quarter of fiscal year 2020, the Company recorded $10.0 million of intangible asset impairment charges related to the MEMS restructuring. See Note 11 — Restructuring Costs for further detail. There were no material intangible asset impairments in fiscal years 2019 or 2018.
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
We had two contract manufacturers, Hongfujin Precision and Pegatron, who represented 29 percent and 20 percent, respectively of our consolidated gross trade accounts receivable as of the end of fiscal year 2020. Hongfujin Precision, Pegatron, and Foxconn represented 22 percent, 19 percent, and 11 percent, respectively of our consolidated gross trade accounts receivable as of the end of fiscal year 2019. No other distributor or customer had receivable balances that represented more than 10 percent of consolidated gross trade accounts receivable as of the end of fiscal year 2020 and 2019.
Since the components we produce are largely proprietary and generally not available from second sources, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, from a distributor, or through a third-party manufacturer contracted to produce their end product. For fiscal years 2020, 2019, and 2018, our ten largest end customers represented approximately 93 percent, 91 percent, and 92 percent, of our sales, respectively. For fiscal years 2020, 2019, and 2018, we had one end customer, Apple Inc., who purchased through multiple contract manufacturers and represented approximately 79 percent, 78 percent, and 81 percent, of the Company’s total sales, respectively. No other customer or distributor represented more than 10 percent of net sales in fiscal years 2020, 2019, or 2018.
Revenue Recognition
We recognize revenue upon the transfer of promised goods or services to customers, in an amount that reflects the consideration the Company expects to be entitled in exchange for those goods or services.
Performance Obligations
The Company’s single performance obligation is the delivery of promised goods to the customer. The promised goods are explicitly stated in the customer contract and are comprised of either a single type of good or a series of goods that are substantially the same, have the same pattern of transfer to the customer, and are neither capable of being distinct nor separable from the other promised goods in the contract. This performance obligation is satisfied upon transfer of control of the promised goods to the customer, as defined per the shipping terms within the customer’s contract. The vast majority of the Company’s contracts with customers have an original expected term of one year or less. As allowed by ASC 606, the Company has not disclosed of the value of any unsatisfied performance obligations related to these contracts.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $0.9 million, $1.0 million, and $1.4 million, in fiscal years 2020, 2019, and 2018, respectively.
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
The following table details the calculation of basic and diluted earnings per share for fiscal years 2020, 2019, and 2018, (in thousands, except per share amounts):

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
Numerator:
Net income	$159,498	$89,991	$161,995
Denominator:
Weighted average shares outstanding	58,317	60,116	63,407
Effect of dilutive securities	2,145	1,467	2,544
Weighted average diluted shares	60,462	61,583	65,951
Basic earnings per share	$2.74	$1.50	$2.55
Diluted earnings per share	$2.64	$1.46	$2.46
The weighted outstanding shares excluded from our diluted calculation for the years ended March 28, 2020, March 30, 2019, and March 31, 2018 were 543 thousand, 872 thousand, and 326 thousand, respectively, as the exercise price of certain outstanding stock options exceeded the average market price during the period.
Accumulated Other Comprehensive Loss
Our accumulated other comprehensive loss is comprised of foreign currency translation adjustments, unrealized gains and losses on investments classified as available-for-sale and actuarial gains and losses on our defined benefit pension plan assets, prior to plan settlement in fiscal year 2019. See Note 17 — Accumulated Other Comprehensive Loss for additional discussion.
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
The effects of the changes made to our balance sheet at adoption were as follows (in thousands):

	Balance at March 30, 2019	Impact from ASU 2016-02 Adoption	Balance at March 31, 2019
Financial statement line item:
Prepaid assets	$30,794	$(2,833)	$27,961
Right-of-use lease assets	—	149,746	149,746
Lease liabilities	—	(14,899)	(14,899)
Other accrued liabilities	(16,339)	11,071	(5,268)
Non-current lease liabilities	—	(143,085)	(143,085)
Other long-term liabilities	(9,889)	(965)	(10,854)
Accumulated deficit	$(222,430)	$965	$(221,465)
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU requires credit losses on available-for-sale debt securities to be presented as an allowance rather than a write-down. Unlike current U.S. GAAP, the credit losses could be reversed with changes in estimates, and recognized in current year earnings.  This ASU is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods.  Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods.  The Company is currently evaluating the impact of this ASU, but does not expect a material impact to the financial statements upon adoption in the first quarter of fiscal year 2021.
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
In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321) - Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the FASB Emerging Issues Task Force). This ASU clarifies the interaction of the accounting for equity securities, investments accounted for under the equity method of accounting, and the accounting for certain forward contracts and purchased options. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year, with early adoption permitted. The Company is currently evaluating the impact of this ASU, but does not expect a material impact to the financial statements upon adoption.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU, effective immediately for reporting periods through December 31, 2022, provides accounting relief for contract modifications that replace an interest rate impacted by reference rate reform (e.g., LIBOR) with a new alternative reference rate. The guidance is applicable to investment securities, receivables, debt, leases, hedging relationships and other contractual arrangements. The Company is currently evaluating the impact of this ASU, but does not expect a material impact to the financial statements upon adoption.

3. Marketable Securities

The Company’s investments have been classified as available-for-sale securities in accordance with U.S. GAAP. Marketable securities are categorized on the Consolidated Balance Sheet as “Marketable securities” within the short-term or long-term classification, as appropriate.
The following table is a summary of available-for-sale securities (in thousands):

As of March 28, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$286,668	$1,157	$(3,993)	$283,832
Non-US government securities	12,483	260	—	12,743
US Treasury securities	8,839	167	—	9,006
Total securities	$307,990	$1,584	$(3,993)	$305,581
The Company typically invests in highly-rated securities with original maturities generally ranging from one to three years. The Company's specifically identified certain securities with a total gross unrealized loss of $4.0 million at March 28, 2020. The total amortized cost of these securities was approximately $172.9 million. There were no securities that have been in a continuous unrealized loss position for more than 12 months as of March 28, 2020. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  When evaluating an investment for other-than-temporary impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of March 28, 2020, the Company does not consider any of its investments to be other-than-temporarily impaired.

As of March 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$215,098	$1,027	$(600)	$215,525
Non-US government securities	13,209	8	(40)	13,177
Agency discount notes	450	—	(1)	449
Total securities	$228,757	$1,035	$(641)	$229,151
The Company’s specifically identified certain securities with a total gross unrealized losses of $0.6 million at March 30, 2019. The total amortized cost of these securities was approximately $123.1 million. Securities in a continuous unrealized loss position for more than 12 months as of March 30, 2019 had an aggregate amortized cost of $120.3 million and an aggregate unrealized loss of $0.6 million. As of March 30, 2019, the Company did not consider any of its investments to be other-than-temporarily impaired.
The cost and estimated fair value of available-for-sale investments by contractual maturity were as follows:

	March 28, 2020		March 30, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$22,012	$22,008	$70,490	$70,183
After 1 year	285,978	283,573	158,267	158,968
Total	$307,990	$305,581	$228,757	$229,151

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
▪Level 1 — Quoted prices in active markets for identical assets or liabilities.
▪Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
▪Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The Company’s cash equivalents and marketable securities portfolio consist of money market funds, debt securities, non-U.S government securities, U.S Treasury securities, and securities of U.S. government-sponsored enterprises, and are reflected on our Consolidated Balance Sheet under the headings cash and cash equivalents, marketable securities, and long-term marketable securities. The Company determines the fair value of its marketable securities portfolio by obtaining non-binding market prices from its third-party pricing providers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.
The Company’s long-term revolving facility, described in Note 8, bears interest at a base rate plus applicable margin or LIBOR plus applicable margin.  As of March 28, 2020, there are no amounts drawn under the facility and the fair value is zero.
As of March 28, 2020 and March 30, 2019, the Company has no material Level 3 assets or liabilities. There were no transfers between Level 1, Level 2, or Level 3 measurements for the years ending March 28, 2020 and March 30, 2019.

The following summarizes the fair value of our financial instruments at March 28, 2020 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$237,714	$—	$—	$237,714
Available-for-sale securities
Corporate debt securities	$—	$283,832	$—	$283,832
Non-US government securities	—	12,743	—	12,743
US Treasury securities	9,006	—	—	9,006
	$9,006	$296,575	$—	$305,581

The following summarizes the fair value of our financial instruments at March 30, 2019 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$174,214	$—	$—	$174,214
Available-for-sale securities
Corporate debt securities	$—	$215,525	$—	$215,525
Non-US government securities	—	13,177	—	13,177
Agency discount notes	—	449	—	449
	$—	$229,151	$—	$229,151

5. Derivative Financial Instruments

Foreign Currency Forward Contracts
Beginning in the first quarter of fiscal year 2020, the Company began using foreign currency forward contracts to reduce the earnings impact that exchange rate fluctuations have on non-U.S. dollar balance sheet exposures. The Company recognizes both the gains and losses on foreign currency forward contracts and the gains and losses on the remeasurement of non-U.S. dollar denominated assets and liabilities within "Other income (expense)" in the consolidated statements of income. The Company does not apply hedge accounting to these foreign currency derivative instruments.
As of March 28, 2020, the Company held one foreign currency forward contract denominated in British Pound Sterling with a notional value of $29.2 million. The fair value of this contract was not material as of March 28, 2020.

The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018	Location
Gain (loss) recognized in income
Foreign currency forward contracts	$(4,226)	$—	$—	Other income (expense)

6. Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	March 28, 2020	March 30, 2019
Gross accounts receivable	$153,998	$120,926
Allowance for doubtful accounts	—	(270)
Accounts receivable, net	$153,998	$120,656
The Company regularly evaluates the collectability of accounts receivable based on age, historical customer payment trends and ongoing customer relations. The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Balance, March 25, 2017	$(434)
Bad debt expense, net of recoveries	231
Balance, March 31, 2018	(203)
Bad debt expense, net of recoveries	(67)
Balance, March 30, 2019	(270)
Bad debt expense, net or recoveries	270
Balance, March 28, 2020	$—
Recoveries on bad debt were immaterial for the three years presented above.

7. Intangibles, net and Goodwill

The intangibles, net balance included on the Consolidated Balance Sheet was $34.4 million and $67.8 million at March 28, 2020 and March 30, 2019, respectively.
The following information details the gross carrying amount and accumulated amortization of our intangible assets (in thousands):

	March 28, 2020		March 30, 2019
Intangible Category / Weighted-Average Amortization period (in years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core technology (a)	$1,390	$(1,390)	$1,390	$(1,390)
License agreement (a)	440	(440)	440	(440)
Existing technology (6.7)	111,005	(100,145)	117,976	(94,136)
In-process research & development (“IPR&D”) (7.5)	70,936	(58,284)	97,972	(69,794)
Trademarks and tradename (10.0)	3,037	(2,589)	3,037	(2,461)
Customer relationships (10.0)	15,381	(8,808)	15,381	(7,270)
Backlog (a)	220	(220)	220	(220)
Non-compete agreements (a)	470	(470)	470	(470)
Technology licenses (3.0)	23,820	(19,923)	28,336	(21,194)
Total	$226,699	$(192,269)	$265,222	$(197,375)

(a)Intangible assets are fully amortized.

Amortization expense for intangibles in fiscal years 2020, 2019, and 2018 was $28.3 million, $47.8 million, and $53.7 million, respectively. The following table details the estimated aggregate amortization expense for all intangibles owned as of March 28, 2020, for each of the five succeeding fiscal years and in the aggregate thereafter (in thousands):

For the year ended March 27, 2021	$14,368
For the year ended March 26, 2022	$11,817
For the year ended March 25, 2023	$6,009
For the year ended March 30, 2024	$1,695
For the year ended March 29, 2025	$541
Thereafter	$—
The goodwill balance included on the Consolidated Balance Sheet is $287.1 million and $286.2 million at March 28, 2020 and March 30, 2019, respectively.

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
As of March 28, 2020, the Company had no amounts outstanding under the Credit Facility and was in compliance with all covenants under the Credit Agreement.

9. Revenues

Disaggregation of revenue
We disaggregate revenue from contracts with customers based on the ship to location of the customer. The geographic regions that are reviewed are the United States and countries outside of the United States (primarily located in Asia).
Total net sales based on the disaggregation criteria described above are as follows:

	Fiscal Years Ended
	March 28,	March 30,	March 31,
	2020	2019	2018
Non-United States	$1,264,025	$1,159,342	$1,498,454
United States	17,099	26,182	33,732
	$1,281,124	$1,185,524	$1,532,186
See Note 2 - Summary of Significant Accounting Policies for additional discussion surrounding revenue recognition considerations.

10. Leases

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
The components of net operating lease expense were as follows (in thousands):

Fiscal Year Ended
March 28, 2020
Operating lease - in excess of 12 months	$13,518
Variable lease	4,721
Short-term lease	119
Operating lease income	(1,296)
Total net operating lease expense	$17,062
Other information related to operating leases was as follows:

Fiscal Year Ended
March 28, 2020
Cash paid for amounts included in the measurement of lease liabilities (in thousands)
Operating cash flows from operating leases	$13,955
Right-of-use assets obtained in exchange for new operating lease liabilities (in thousands)	1,107
Weighted-average remaining lease term - operating leases (in years)	20
Weighted-average discount rate - operating leases	4%
As of March 28, 2020, there are no leases that have not yet commenced that would create significant rights and obligations on the Company.

Future lease commitments under non-cancellable leases, including extension options reasonably anticipated to be exercised as of March 28, 2020, are as follows (in thousands):

Fiscal Year	Operating Lease Expense	Operating Lease Income
2021	$13,823	$1,322
2022	13,459	1,356
2023	13,174	535
2024	12,850	264
2025	12,507	270
Thereafter	147,661	68
Total	$213,474	$3,815
Less imputed interest	(70,582)	—
Total	$142,892	$3,815

Operating lease liabilities consisted of the following (in thousands):

March 28, 2020
Current lease liabilities	$13,580
Non-current lease liabilities	129,312
Total operating lease liabilities	$142,892

11. Restructuring Costs

During the fourth quarter of fiscal year 2020, the Company approved a restructuring plan (the “MEMS Restructuring”), including discontinuing efforts relating to the microelectromechanical systems ("MEMS") microphone product line. The MEMS Restructuring allows the Company to concentrate our resources on projects that we anticipate will have a larger return on investment. The Company recorded charges of $21.9 million as part of the MEMS Restructuring, which is expected to be substantially complete by the first quarter of fiscal year 2021.
The following table details the total restructuring charges presented in the Consolidated Statements of Income within the "Restructuring Costs" line item (in thousands):

Fiscal Year Ended
March 28, 2020
Disposal of equipment, net of recovery from sales (a)	$9,578
Impairment and write-off of intangible assets	9,961
Other exit costs (b)	1,903
Personnel-related charges, net of equity cancellations (c)	483
Total	$21,925

a.Includes accelerated depreciation of equipment of $11.5 million, net of $1.9 million of recovery from equipment sold during the fourth quarter of fiscal 2020.
b.Includes $0.6 million of accrued exit costs as of March 28, 2020 which are presented in the “Other accrued liabilities” line item of our Consolidated Balance Sheet.
c.Personnel-related charges consists of severance costs of $1.7 million, net of $1.2 million of equity cancellation benefits. Includes $0.4 million of accrued severance as of March 28, 2020 which is presented in the “Other accrued liabilities” line item of our Consolidated Balance Sheet.

12. Postretirement Benefit Plans

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
Defined Contribution Plans
We have Defined Contribution Plans (“the Plans”) covering all of our qualifying employees. Under the Plans, employees may elect to contribute any percentage of their annual compensation up to the annual regulatory limits. The Company made matching employee contributions of $7.5 million, $7.7 million, and $6.7 million during fiscal years 2020, 2019, and 2018, respectively.

13. Equity Compensation

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

The following table summarizes the activity in total shares available for grant (in thousands):

Shares
Available for
Grant
Balance, March 25, 2017	4,692
Shares added	—
Granted	(1,755)
Forfeited	128
Balance, March 31, 2018	3,065
Shares added	2,509
Granted	(2,371)
Forfeited	120
Balance, March 30, 2019	3,323
Shares added	248
Granted	(1,686)
Forfeited	210
Balance, March 28, 2020	2,095

Stock-based Compensation Expense
The following table summarizes the effects of stock-based compensation on cost of goods sold, research and development, sales, general and administrative, pre-tax income, and net income after taxes for shares granted under the Plan (in thousands, except per share amounts):

	Fiscal Year
	2020	2019	2018
Cost of sales	$908	$877	$1,474
Research and development	33,859	29,115	26,137
Sales, general and administrative	18,990	19,697	21,130
Effect on pre-tax income	53,757	49,689	48,741
Income Tax Benefit	(9,336)	(5,748)	(5,953)
Total stock-based compensation expense (net of taxes)	44,421	43,941	42,788
Stock-based compensation effects on basic earnings per share	$0.76	$0.73	$0.67
Stock-based compensation effects on diluted earnings per share	0.73	0.71	0.65
The total stock-based compensation expense included in the table above and which is attributable to restricted stock units and market stock units was $50.0 million, $45.5 million, $44.2 million, for fiscal years 2020, 2019, and 2018, respectively. Stock-based compensation expense is presented within operating activities in the Consolidated Statement of Cash Flows.
As of March 28, 2020, there was $97.1 million of compensation costs related to non-vested stock options, restricted stock units, and market stock units granted under the Company’s equity incentive plans not yet recognized in the Company’s financial statements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.31 years for stock options, 1.61 years for restricted stock units, and 1.55 years for market stock units.
In addition to the income tax benefit of stock-based compensation expense shown in the table above, the Company recognized excess tax benefits of $4.9 million, $0.9 million and $11.7 million in fiscal years 2020, 2019, and 2018 respectively.

Stock Options
We estimate the fair value of each stock option on the date of grant using the Black-Scholes option-pricing model using a dividend yield of zero and the following additional assumptions:

	March 28, 2020	March 30, 2019	March 31, 2018
Expected stock price volatility	37.17% - 41.61%	38.00% - 38.14%	37.36%
Risk-free interest rate	1.54% - 2.29%	2.57% - 2.94%	1.67%
Expected term (in years)	3.81 - 4.55	3.12 - 3.73	3.03
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
Using the Black-Scholes option valuation model, the weighted average estimated fair values of employee stock options granted in fiscal years 2020, 2019, and 2018, were $29.25, $16.27, and $19.87, respectively.
During fiscal years 2020, 2019, and 2018, we received a net $18.6 million, $1.6 million, and $4.4 million, respectively, from the exercise of 0.8 million, 0.1 million, and 0.2 million, respectively, stock options granted under the Company’s Stock Plan.
The total intrinsic value of stock options exercised during fiscal year 2020, 2019, and 2018, was $34.0 million, $2.6 million, and $9.8 million, respectively. Intrinsic value represents the difference between the market value of the Company’s common stock at the time of exercise and the strike price of the stock option.
Additional information with respect to stock option activity is as follows (in thousands, except per share amounts):

	Outstanding Options
	Number	Weighted Average Exercise Price
Balance, March 25, 2017	1,758	$27.25
Options granted	216	55.72
Options exercised	(234)	18.84
Options forfeited	—	—
Options expired	—	—
Balance, March 31, 2018	1,740	$31.91
Options granted	280	40.41
Options exercised	(108)	15.03
Options forfeited	(38)	49.62
Options expired	(9)	55.01
Balance, March 30, 2019	1,865	$33.68
Options granted	169	66.93
Options exercised	(780)	23.90
Options forfeited	(27)	50.75
Options expired	(11)	55.03
Balance, March 28, 2020	1,216	$44.01

Additional information with regards to outstanding options that are vesting, expected to vest, or exercisable as of March 28, 2020 is as follows (in thousands, except years and per share amounts):

	Number of Options	Weighted Average Exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Vested and expected to vest	1,205	$43.90	6.49	$22,733
Exercisable	781	$38.41	5.31	$18,360
In accordance with U.S. GAAP, stock options outstanding that are expected to vest are presented net of estimated future option forfeitures, which are estimated as compensation costs are recognized. Options with a fair value of $4.7 million, $4.1 million, and $3.8 million, became vested during fiscal years 2020, 2019, and 2018, respectively.
The following table summarizes information regarding outstanding and exercisable options as of March 28, 2020 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
		Weighted Average Remaining Contractual Life	Weighted Average Exercise	Number	Weighted Average
Range of Exercise Prices	Number	(years)	Price	Exercisable	Exercise Price
$14.58 - $31.25	324	4.51	$26.98	324	$26.98
$33.38 - $38.99	240	4.76	38.11	188	38.11
$41.49 - $42.64	183	8.63	41.56	54	41.49
$54.65 - $54.65	154	6.60	54.65	127	54.65
$55.72 - $55.72	157	7.60	55.72	88	55.72
$68.56 - $68.56	158	9.61	68.56	—	—
	1,216	6.51	$44.01	781	$38.41
As of March 28, 2020 and March 30, 2019, the number of options exercisable was 0.8 million and 1.3 million, respectively.
Restricted Stock Units
Commencing in fiscal year 2011, the Company began granting restricted stock units (“RSUs”) to select employees. These awards are valued as of the grant date and amortized over the requisite vesting period. Generally, RSUs vest 100 percent on the first to third anniversary of the grant date depending on the vesting specifications. A summary of the activity for RSUs in fiscal year 2020, 2019, and 2018 is presented below (in thousands, except year and per share amounts):

	Shares	Weighted Average Fair Value
March 25, 2017	2,995	$34.91
Granted	936	55.79
Vested	(1,077)	24.79
Forfeited	(85)	41.09
March 31, 2018	2,769	$45.70
Granted	1,416	40.57
Vested	(1,176)	33.65
Forfeited	(175)	48.15
March 30, 2019	2,834	$47.99
Granted	1,014	66.76
Vested	(897)	51.20
Forfeited	(271)	50.82
March 28, 2020	2,680	$53.74

The aggregate intrinsic value of RSUs outstanding as of March 28, 2020 was $165.9 million. Additional information with regards to outstanding RSUs that are expected to vest as of March 28, 2020, is as follows (in thousands, except year and per share amounts):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (years)
Expected to vest	2,558	$53.60	1.59
RSUs outstanding that are expected to vest are presented net of estimated future forfeitures, which are estimated as compensation costs are recognized. RSUs with a fair value of $45.9 million and $39.6 million became vested during fiscal years 2020 and 2019, respectively. The majority of RSUs that vested in 2020 and 2019 were net settled such that the Company withheld a portion of the shares to satisfy tax withholding requirements. In fiscal years 2020 and 2019, the vesting of RSUs reduced the authorized and unissued share balance by approximately 0.9 million and 1.2 million, respectively. Total shares withheld and subsequently retired out of the Plan were approximately 0.3 million and 0.3 million, and total payments for the employees’ tax obligations to taxing authorities were $18.3 million and $13.1 million for fiscal years 2020 and 2019, respectively.
Market Stock Units
In fiscal year 2015, the Company began granting market stock units (“MSUs”) to select employees. MSUs vest based upon the relative total shareholder return (“TSR”) of the Company as compared to that of the Philadelphia Semiconductor Index (“the Index”). The requisite service period for these MSUs is also the vesting period, which is three years. The fair value of each MSU granted was determined on the date of grant using the Monte Carlo simulation, which calculates the present value of the potential outcomes of future stock prices of the Company and the Index over the requisite service period. The fair value is based on the risk-free rate of return, the volatilities of the stock price of the Company and the Index, the correlation of the stock price of the Company with the Index, and the dividend yield.
The fair values estimated from the Monte Carlo simulation were calculated using a dividend yield of zero and the following additional assumptions:

Fiscal Years Ended
	March 28, 2020	March 30, 2019
Expected stock price volatility	37.17% - 41.61%	38.00% - 38.14%
Risk-free interest rate	1.59% - 2.28%	2.62% - 3.01%
Expected term (in years)	3.00	3.00

Using the Monte Carlo simulation, the weighted average estimated fair value of the MSUs granted in fiscal year 2020 was $95.89. A summary of the activity for MSUs in fiscal year 2020, 2019, and 2018 is presented below (in thousands, except year and per share amounts):

	Shares	Weighted Average Fair Value
March 25, 2017	180	$47.30
Granted	89	47.26
Vested	(70)	22.00
Forfeited	—	—
March 31, 2018	199	$56.16
Granted	68	53.13
Vested	—	—
Forfeited	(101)	43.41
March 30, 2019	166	$62.77
Granted	45	95.89
Vested	—	—
Forfeited	(58)	73.25
March 28, 2020	153	$68.71
The aggregate intrinsic value of MSUs outstanding as of March 28, 2020 was $9.5 million. Additional information with regard to outstanding MSUs that are expected to vest as of March 28, 2020 is as follows (in thousands, except year and per share amounts):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (years)
Expected to vest	147	$68.38	1.53
MSUs with a fair value of $1.5 million became vested during fiscal year 2018. No MSUs became vested in fiscal years 2020 and 2019.

14. Commitments and Contingencies

Facilities and Equipment Under Operating and Capital Lease Agreements
We currently own our corporate headquarters and select surrounding properties. We lease certain of our other facilities and certain equipment under operating lease agreements, some of which have renewal options. Certain of these arrangements provide for lease payment increases based upon future fair market rates. As of March 28, 2020, our principal facilities are located in Austin, Texas and Edinburgh, Scotland, United Kingdom.
Total rent expense under operating leases was approximately $18.4 million, $12.7 million, and $11.5 million, for fiscal years 2020, 2019, and 2018, respectively. Rental income was $1.3 million, $0.2 million, and $0.3 million, for fiscal years 2020, 2019, and 2018, respectively.
See Note 10 - Leases for minimum future rental commitments and income under all operating leases as of March 28, 2020.
Wafer, Assembly, Test and Other Purchase Commitments
We rely primarily on third-party foundries for our wafer manufacturing needs. Generally, our foundry agreements do not have volume purchase commitments and primarily provide for purchase commitments based on purchase orders. Cancellation fees or other charges may apply and are generally dependent upon whether wafers have been started or the stage of the manufacturing process at which the notice of cancellation is given. As of March 28, 2020, we had foundry commitments of $131.9 million.
In addition to our wafer supply arrangements, we contract with third-party assembly vendors to package the wafer die into finished products. Assembly vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry. We had non-cancelable assembly purchase orders with numerous vendors totaling $4.0 million at March 28, 2020.

Test vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry. Our total non-cancelable commitment for outside test services as of March 28, 2020 was $15.0 million.
Other purchase commitments primarily relate to multi-year tool commitments, and were $21.6 million at March 28, 2020.

15. Legal Matters

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

16. Stockholders' Equity

Share Repurchase Program
In January 2018, the Company announced that the Board of Directors authorized a share repurchase program of up to $200 million of the Company's common stock. As of March 28, 2020, the Company had repurchased 4.9 million shares at a cost of $200.0 million, or an average cost of $41.17 per share. No balances remain available for repurchase under this plan. In January 2019, the Board of Directors authorized the repurchase of up to an additional $200 million of the Company’s common stock. As of March 28, 2020, 1.2 million shares have been repurchased under the new plan at a cost of $80.0 million, or an average cost of $64.39 per share. Approximately $120.0 million remain available for repurchase under this plan. All of these shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of March 28, 2020.
Preferred Stock
We have 5.0 million shares of Preferred Stock authorized. As of March 28, 2020, we have not issued any of the authorized shares.

17. Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss is comprised of foreign currency translation adjustments, unrealized gains and losses on investments classified as available-for-sale, actuarial gains and losses on our defined benefit pension plan assets prior to fiscal year 2020, and cumulative effects of adopting new accounting standards.
The following table summarizes the changes in the components of accumulated other comprehensive loss, net of tax (in thousands):

	Foreign Currency	Unrealized Gains (Losses) on Securities	Actuarial Gains (Losses) on Defined Benefit Pension Plan	Cumulative Effect of Adoption of ASU 2018-02	Total
Balance, March 31, 2018	$1,489	$(1,661)	$(11,189)	$—	$(11,361)
Current period foreign exchange translation	(3,125)	—	—	—	(3,125)
Current period marketable securities activity	—	2,823	—	—	2,823
Current period actuarial gain/loss activity	—	—	13,814	—	13,814
Tax effect	—	(592)	(2,625)	—	(3,217)
Balance, March 30, 2019	$(1,636)	$570	$—	$—	$(1,066)
Current period foreign exchange translation	68	—	—	—	68
Current period marketable securities activity	—	(2,803)	—	—	(2,803)
Current period actuarial gain/loss activity	—	—	—	—	—
Cumulative effect of adoption of ASU 2018-02	—	—	—	(257)	(257)
Tax effect	—	589	—	—	589
Balance, March 28, 2020	$(1,568)	$(1,644)	$—	$(257)	$(3,469)

18. Income Taxes

Income before income taxes consisted of (in thousands):

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
U.S.	$44,154	$41,980	$91,220
Non-U.S.	137,112	51,764	173,879
	$181,266	$93,744	$265,099

The provision (benefit) for income taxes consists of (in thousands):

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
Current:
U.S.	$5,241	$(7,109)	$66,082
Non-U.S.	21,634	12,428	21,812
Total current tax provision	$26,875	$5,319	$87,894
Deferred:
U.S.	(561)	5,441	19,309
Non-U.S.	(4,546)	(7,007)	(4,099)
Total deferred tax provision	(5,107)	(1,566)	15,210
Total tax provision	$21,768	$3,753	$103,104

The effective income tax rates differ from the rates computed by applying the statutory federal rate to pretax income as follows (in percentages):

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
U.S. federal statutory rate	21.0	21.0	31.6
Foreign income taxed at different rates	(5.5)	(2.9)	(9.6)
Transition tax on deferred foreign income	—	(11.8)	20.3
Remeasurement of U.S. deferred tax balance	—	(0.1)	2.3
Research and development tax credits	—	(6.7)	(2.5)
Stock-based compensation	(2.7)	(1.0)	(4.5)
Foreign-derived intangible income deduction	(0.8)	(2.8)	—
Current U.S. tax on foreign earnings	1.1	2.2	0.7
Change in valuation allowance	(0.1)	4.4	—
Release of prior year unrecognized tax benefits	(2.3)	—	—
Interest related to unrecognized tax benefits	0.5	1.6	—
Other	0.8	0.1	0.6
Effective tax rate	12.0	4.0	38.9

The Tax Act was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21%, restricted the deductibility of certain business expenses, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax-deferred, and created new taxes on certain foreign sourced earnings, among other provisions. We recognized a provisional amount of $60.1 million during fiscal year 2018, which was included as a component of income tax expense from continuing operations. Our accounting for the enactment-date effects of the Tax Act was completed during the quarter ended December 29, 2018 and we recognized an $11.1 million reduction to the provisional amounts, which was included as a component of income tax expense from continuing operations during fiscal year 2019. We elected to pay our transition tax over the eight-year period provided in the Tax Act. As of March 28, 2020, the remaining balance of our transition tax obligation is $27.0 million, which will be paid over the next six years.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), a relief package comprising a combination of income and payroll tax provisions and other stimulus measures. The CARES Act broadly provides entities tax payment relief and significant business incentives and makes certain technical corrections to the Tax Act. The income tax relief measures for entities include an expanded net operating loss carryback, increased interest expense deduction limits, acceleration of alternative minimum tax credit refunds and a technical correction to allow accelerated deductions for qualified improvement property. Similar legislation is being enacted in other jurisdictions in which the Company operates. ASC 740, Income Taxes, requires the effect of changes in tax rates and laws on deferred tax balances to be recognized in the period in which new legislation is enacted. The enactment of the CARES Act and similar legislation in other jurisdictions did not have a material impact on the provision for income taxes in the period ended March 28, 2020.
On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. et al. v. Commissioner which concluded that the regulations relating to the treatment of stock-based compensation expense in intercompany cost-sharing arrangements were invalid. In 2016 the U.S. Internal Revenue Service appealed the decision to the U.S. Court of Appeals for the Ninth Circuit (the “Ninth Circuit”). On July 24, 2018, the Ninth Circuit issued a decision that was subsequently withdrawn and a reconstituted panel has conferred on the appeal. On June 7, 2019, the Ninth Circuit reversed the decision of the U.S. Tax Court and upheld the cost-sharing regulations. On February 10, 2020, Altera Corp. filed a Petition for a Writ of Certiorari with the Supreme Court of the United States. The final resolution with respect to cost-sharing of stock-based compensation and the potential impact on the Company is unclear at this time. We will continue to monitor developments related to this decision and the potential impact of those developments on the Company's current and prior fiscal years.
As of March 28, 2020, unremitted earnings of our foreign subsidiaries that can be distributed without tax consequence, other than withholding taxes that may apply based on the jurisdiction of the subsidiary, are not expected to be indefinitely reinvested. No taxes have been accrued for foreign withholding taxes on these earnings as these amounts are not material. We have not provided additional income taxes for other outside basis differences inherent in our foreign entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to all other outside basis differences in these entities is not practicable at this time.
Significant components of our deferred tax assets and liabilities as of March 28, 2020 and March 30, 2019 are (in thousands):

	March 28, 2020	March 30, 2019
Deferred tax assets:
Accrued expenses and allowances	$2,750	$4,024
Net operating loss carryforwards	2,093	2,940
Research and development tax credit carryforwards	13,066	13,111
Stock-based compensation	8,380	14,667
Lease liabilities	18,095	—
Other	1,260	1,261
Total deferred tax assets	$45,644	$36,003
Valuation allowance for deferred tax assets	(12,596)	(18,588)
Net deferred tax assets	$33,048	$17,415
Deferred tax liabilities:
Depreciation and amortization	$5,425	$8,913
Right of use asset	17,391	—
Acquisition intangibles	4,645	8,803
Total deferred tax liabilities	$27,461	$17,716
Total net deferred tax assets (liabilities)	$5,587	$(301)

Deferred tax assets and liabilities are recorded for the estimated tax impact of temporary differences between the tax basis and book basis of assets and liabilities. A valuation allowance is established against a deferred tax asset when it is more likely than not that the deferred tax asset will not be realized. Our valuation allowance decreased by $6.0 million in fiscal year 2020, which included a decrease of $5.8 million with no effect on tax expense and a decrease of $0.2 million which affected tax expense.  The Company maintains a valuation allowance for certain deferred tax assets primarily relating to certain U.S. federal tax deductions, state net operating loss carryforwards, and state tax credit carryforwards due to the likelihood that they will expire or go unutilized. Management believes that the Company’s results from future operations will generate sufficient taxable income in the appropriate jurisdictions and of the appropriate character such that it is more likely than not that the remaining deferred tax assets will be realized.
At March 28, 2020, the Company had gross federal net operating loss carryforwards of $6.3 million, all of which related to acquired companies and are, therefore, subject to certain limitations under Section 382 of the Internal Revenue Code. The federal net operating loss carryforwards expire in fiscal years 2021 through 2031. At March 28, 2020, the Company had gross state net operating loss carryforwards of $12.4 million. The state net operating loss carryforwards expire in fiscal years 2021 through 2029. In addition, the Company had $13.3 million of state business tax, minimum tax, and research and development tax credit carryforwards. Certain of these state tax credits will expire in fiscal years 2021 through 2034. The remaining state tax credit carryforwards do not expire.
The following table summarizes the changes in the unrecognized tax benefits (in thousands):

	March 28, 2020	March 30, 2019
Beginning balance	$39,746	$55,164
Additions based on tax positions related to the current year	615	2,204
Reductions based on tax positions related to the prior years	(4,153)	(17,622)
Ending balance	$36,208	$39,746
At March 28, 2020, the Company had gross unrecognized tax benefits of $36.2 million, all of which would impact the effective tax rate if recognized. During fiscal year 2020, the Company had gross increases of $0.6 million related to current year unrecognized tax positions, as well as gross decreases of $4.2 million related to prior year unrecognized tax positions. The Company’s unrecognized tax benefits are classified as “Non-current income taxes” in the Consolidated Balance Sheet.
The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. During fiscal years 2020 and 2019 we recognized interest expense, net of tax, of approximately $0.9 million and $1.5 million, respectively. The total amount of interest accrued as of March 28, 2020 was $3.5 million.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Fiscal years 2017 through 2020 remain open to examination by the major taxing jurisdictions to which the Company is subject, although carry forward attributes that were generated in tax years prior to fiscal year 2017 may be adjusted upon examination by the tax authorities if they have been, or will be, used in a future period.  The Company's fiscal year 2017, 2018, and 2019 federal income tax returns are under examination by the U.S. Internal Revenue Service.  The Company believes it has accrued adequate reserves related to the matters under examination. The Company is not under an income tax audit in any other major taxing jurisdiction.

19. Segment Information

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

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
Portable Products	$1,146,918	$1,032,049	$1,363,876
Non-Portable and Other Products	134,206	153,475	168,310
	$1,281,124	$1,185,524	$1,532,186

Geographic Area
The following illustrates sales by ship to location of the customer (in thousands):

	Fiscal Years Ended
	March 28, 2020	March 30, 2019	March 31, 2018
United States	$17,099	$26,182	$33,732
EMEA	12,676	14,406	15,458
China	975,090	922,202	1,264,000
Hong Kong	205,314	166,460	162,652
Japan	8,149	9,210	12,131
Taiwan	12,407	17,106	13,224
Other Asia	27,429	18,439	20,044
Other non-U.S. countries	22,960	11,519	10,945
Total consolidated sales	$1,281,124	$1,185,524	$1,532,186

The following illustrates property, plant and equipment, net, by geographic locations, based on physical location (in thousands):

	Fiscal Years Ended
	March 28, 2020	March 30, 2019
United States	$103,866	$126,292
EMEA	49,873	39,426
China	1,268	1,682
Japan	35	73
South Korea	269	870
Taiwan	2,421	15,349
Other Asia	512	1,999
Other non-U.S. countries	—	494
Total consolidated property, plant and equipment, net	$158,244	$186,185

20. Quarterly Results (Unaudited)

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

The unaudited quarterly statement of operations data for each quarter of fiscal years 2020 and 2019 were as follows (in thousands, except per share data):

	Fiscal Year 2020
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$238,253	$388,912	$374,668	$279,291
Gross profit	122,494	207,933	197,505	146,235
Net income	4,618	76,210	68,512	10,158
Basic income per share	$0.08	$1.31	$1.18	$0.17
Diluted income per share	0.08	1.27	1.13	0.17

	Fiscal Year 2019
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$254,483	$366,305	$324,295	$240,441
Gross profit	124,559	185,119	163,180	124,639
Net income (loss)	(4,272)	58,173	29,933	6,157
Basic income (loss) per share	$(0.07)	$0.96	$0.50	$0.10
Diluted income (loss) per share	(0.07)	0.93	0.49	0.10

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(e) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer (CEO) and chief financial officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were effective as of March 28, 2020.
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
Based on its assessment of internal control over financial reporting, management has concluded that our internal control over financial reporting was effective as of March 28, 2020, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting as of March 28, 2020, included in Item 8 of this report.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended March 28, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART III
ITEM 10.   Directors, Executive Officers and Corporate Governance
The information set forth in the proxy statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on July 31, 2020 (the “Proxy Statement”) under the headings Corporate Governance — Board Meetings and Committees, Corporate Governance — Audit Committee, Proposals to be Voted on — Proposal No. 1 — Election of Directors is incorporated herein by reference.
ITEM 11.   Executive Compensation
The information set forth in the Proxy Statement under the headings Director Compensation Arrangements, Compensation Discussion and Analysis, Compensation Committee Report, and Proposals to be Voted on — Proposal No. 3 — Advisory Vote to Approve Executive Compensation and Proposal No. 4 - Approval of the First Amendment to the 2018 Long Term Incentive Plan is incorporated herein by reference.
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
PART IV
ITEM 15.   Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Report:
1.Consolidated Financial Statements
▪Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm.
▪Consolidated Balance Sheets as of March 28, 2020 and March 30, 2019.
▪Consolidated Statements of Income for the fiscal years ended March 28, 2020, March 30, 2019, and March 31, 2018.
▪Consolidated Statements of Comprehensive Income for the fiscal years ended March 28, 2020, March 30, 2019, and March 31, 2018.
▪Consolidated Statements of Cash Flows for the fiscal years ended March 28, 2020, March 30, 2019, and March 31, 2018.
▪Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 28, 2020, March 30, 2019, and March 31, 2018.
▪Notes to Consolidated Financial Statements.
2.Financial Statement Schedules
All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

3.Exhibits
The following exhibits are files as part of or incorporated by reference into this Annual Report on Form 10-K.

Number	Description
3.1	Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (1)
3.2	Amended and Restated Bylaws of Registrant. (2)
10.1+	Cirrus Logic, Inc. 2006 Stock Incentive Plan, amended and restated as of May 26, 2015. (6)
10.2+	Form of Stock Option Agreement for options granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (3)
10.3+	Form of Stock Option Agreement for options for U.K. Employees under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (9)
10.4+	Form of Notice of Grant of Stock Option for options granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (3)
10.5+	Form of Stock Option Agreement for Outside Directors under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (5)
10.6+	Form of Restricted Stock Unit Agreement for U.S. Employees under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (4)
10.7+	Form of Restricted Stock Unit Agreement for U.K. Employees under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (8)
10.8+	Form of Notice of Grant of Restricted Stock Units granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (4)
10.9+	Form of Performance Award Agreement for U.S. Employees under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (7)
10.10+	Form of Notice of Performance Award Agreement for U.S. Employees under the Cirrus Logic Inc. 2006 Stock Incentive Plan. (8)
10.11+	Form of Performance Award Agreement for U.K. Employees under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (9)
10.12+	Executive Severance and Change of Control Plan, effective as of October 1, 2007, as amended and restated on April 1, 2018. (11)
10.13+	2007 Management and Key Individual Contributor Incentive Plan, as amended on May 20, 2016. (9)
10.14+	Cirrus Logic, Inc. 2018 Long Term Incentive Plan. (12)
10.15+	Form of Restricted Stock Unit Agreement. (12)
10.16+	Form of Notice of Grant of Restricted Stock Units. (12)
10.17+	Form of Performance Award Agreement. (12)
10.18+	Form of Notice of Grant of Performance Award. (12)
10.19+	Form of Stock Option Agreement. (12)
10.20+	Form of Notice of Grant of Stock Option. (12)
10.21+	Form of Notice of Grant of Stock Award. (12)
10.22
Amended and Restated Credit Agreement among the Company, Wells Fargo Bank, National Association, as Administrative Agent and Initial Issuing Lender, and Bank of America, N.A., as Syndication Agent. (10)

14.1	Code of Conduct, dated March 24, 2015. (8)
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page).
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+ Indicates a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the SEC on June 22, 2001 (Registration No. 000-17795).
(2)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the Commission on January 29, 2020 (Registration No. 000-17795).
(3)	Incorporated by reference from Registration’s Statement on Form S-8 filed with the SEC on August 1, 2006 (Registration No. 000-17795).
(4)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on October 7, 2010.
(5)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on August 1, 2007.
(6)	Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on June 2, 2015.
(7)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on September 22, 2014.
(8)	Incorporated by reference from Registrant’s Report on Form 10-K filed with the SEC on May 27, 2015 (Registration No. 000-17795).
(9)	Incorporated by reference from Registrant’s Report on Form 10-K filed with the SEC on May 25, 2016 (Registration No. 000-17795).
(10)	Incorporated by reference from Registrant’s Report on Form 8-K with the SEC on July 15, 2016 (Registration No. 000-17795).
(11)	Incorporated by reference from Registrant’s Report on Form 10-K with the SEC on May 30, 2018 (Registration No. 000-17795).
(12)	Incorporated by reference from Registrant’s Statement on Form S-8 filed with the SEC on August 3, 2018 (Registration No. 333-226578).

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

CIRRUS LOGIC, INC.

By:	/S/ THURMAN K. CASE
Thurman K. Case
Vice President, Chief Financial Officer and Principal Accounting Officer
May 20, 2020
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
Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities and on the dates indicated have signed this report below:

Signature	Title	Date

/s/ JASON P. RHODE	Chief Executive Officer	May 20, 2020
Jason P. Rhode

/s/ THURMAN K. CASE	Vice President, Chief Financial Officer and Principal Accounting Officer	May 20, 2020
Thurman K. Case

/s/ JOHN C. CARTER	Director	May 20, 2020
John C. Carter

/s/ ALEX DAVERN	Director	May 20, 2020
Alex Davern

/s/ TIMOTHY R. DEHNE	Director	May 20, 2020
Timothy R. Dehne

/s/ DEIRDRE HANFORD	Director	May 20, 2020
Deirdre Hanford

/s/ CATHERINE P. LEGO	Director	May 20, 2020
Catherine P. Lego

/s/ ALAN R. SCHUELE	Director	May 20, 2020
Alan R. Schuele

/s/ DAVID J. TUPMAN	Director	May 20, 2020
David J. Tupman