Form 10-Q
period 2020-06-27
CIRRUS LOGIC, INC.
filed 2020-08-03
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020

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
Yes ☐    No ☑
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of July 30, 2020 was 58,392,848.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED JUNE 27, 2020
TABLE OF CONTENTS
໿
໿
໿

Part I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	June 27,	March 28,
	2020	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$285,922	$292,119
Marketable securities	29,943	22,008
Accounts receivable, net	136,539	153,998
Inventories	199,332	146,725
Prepaid assets	25,387	23,594
Other current assets	12,844	11,752
Total current assets	689,967	650,196

Long-term marketable securities	290,186	283,573
Right-of-use lease assets	139,492	141,274
Property and equipment, net	154,286	158,244
Intangibles, net	31,185	34,430
Goodwill	287,399	287,088
Deferred tax assets	6,970	10,052
Other assets	44,554	27,820
Total assets	$1,644,039	$1,592,677

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$95,523	$78,412
Accrued salaries and benefits	28,768	42,439
Software license agreements	13,645	10,888
Current lease liabilities	13,887	13,580
Other accrued liabilities	11,221	13,318
Total current liabilities	163,044	158,637

Long-term liabilities:
Software license agreements	9,949	3,806
Non-current income taxes	69,130	71,143
Non-current lease liabilities	129,627	129,312
Total long-term liabilities	208,706	204,261

Stockholders' equity:
Capital stock	1,451,297	1,434,929
Accumulated deficit	(184,049)	(201,681)
Accumulated other comprehensive income (loss)	5,041	(3,469)
Total stockholders' equity	1,272,289	1,229,779
Total liabilities and stockholders' equity	$1,644,039	$1,592,677

The accompanying notes are an integral part of these consolidated condensed financial statements.
໿

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended
	June 27,	June 29,
	2020	2019
Net sales	$242,573	$238,253
Cost of sales	115,101	115,759
Gross profit	127,472	122,494
Operating expenses
Research and development	78,741	88,830
Selling, general and administrative	29,704	29,520
Restructuring costs	352	—
Total operating expenses	108,797	118,350
Income from operations	18,675	4,144
Interest income	1,835	2,544
Interest expense	(259)	(259)
Other income (expense)	111	(378)
Income before income taxes	20,362	6,051
Provision for income taxes	2,153	1,433
Net income	$18,209	$4,618

Basic earnings per share	$0.31	$0.08
Diluted earnings per share	$0.30	$0.08
Basic weighted average common shares outstanding	58,313	58,540
Diluted weighted average common shares outstanding	60,280	60,258

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands; unaudited)

	Three Months Ended
	June 27,	June 29,
	2020	2019
Net income	$18,209	$4,618
Other comprehensive income (loss), before tax
Foreign currency translation gain	1,014	24
Unrealized gain on marketable securities	9,488	2,115
Cumulative effect of adoption of ASU 2018-02	—	(257)
Provision for income taxes	(1,992)	(444)
Comprehensive income	$26,719	$6,056

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three Months Ended
	June 27,	June 29,
	2020	2019
Cash flows from operating activities:
Net income	$18,209	$4,618
Adjustments to reconcile net income to net cash generated by operating activities:
Depreciation and amortization	11,745	19,745
Stock-based compensation expense	13,306	11,782
Deferred income taxes	673	(251)
Loss on retirement or write-off of long-lived assets	—	2
Other non-cash adjustments	107	346
MEMS restructuring charges	352	—
Net change in operating assets and liabilities:
Accounts receivable, net	17,459	9,159
Inventories	(52,607)	18,416
Other assets	(3,545)	(2,966)
Accounts payable and other accrued liabilities	2,553	3,220
Income taxes payable	(7,750)	(7,084)
Net cash generated by operating activities	502	56,987

Cash flows from investing activities:
Maturities and sales of available-for-sale marketable securities	33,965	42,057
Purchases of available-for-sale marketable securities	(41,017)	(68,663)
Purchases of property, equipment and software	(2,054)	(3,816)
Investments in technology	(77)	(4,301)
Net cash used in investing activities	(9,183)	(34,723)

Cash flows from financing activities:
Issuance of common stock, net of shares withheld for taxes	3,061	260
Repurchase of stock to satisfy employee tax withholding obligations	(577)	(619)
Repurchase and retirement of common stock	—	(40,000)
Net cash generated by (used in) financing activities	2,484	(40,359)

Net decrease in cash and cash equivalents	(6,197)	(18,095)

Cash and cash equivalents at beginning of period	292,119	216,172
Cash and cash equivalents at end of period	$285,922	$198,077

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands; unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Total
Three Months Ended	Shares	Amount
Balance, March 30, 2019	58,954	$59	$1,363,677	$(222,430)	$(1,066)	$1,140,240
Net income	—	—	—	4,618	—	4,618
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	1,671	1,671
Change in foreign currency translation adjustments	—	—	—	—	24	24
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	55	—	260	(619)	—	(359)
Cumulative effect of adoption of ASU 2016-02, net of tax	—	—	—	(726)	—	(726)
Cumulative effect of adoption of ASU 2018-02	—	—	—	257	(257)	—
Repurchase and retirement of common stock	(888)	(1)	—	(39,999)	—	(40,000)
Stock-based compensation	—	—	11,782	—	—	11,782
Balance, June 29, 2019	58,121	$58	$1,375,719	$(258,899)	$372	$1,117,250

Balance, March 28, 2020	58,242	$58	$1,434,871	$(201,681)	$(3,469)	$1,229,779
Net income	—	—	—	18,209	—	18,209
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	7,496	7,496
Change in foreign currency translation adjustments	—	—	—	—	1,014	1,014
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	139	—	3,062	(577)	—	2,485
Stock-based compensation	—	—	13,306	—	—	13,306
Balance, June 27, 2020	58,381	$58	$1,451,239	$(184,049)	$5,041	$1,272,289

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation

The consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. (“Cirrus Logic,” “we,” “us,” “our,” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  The accompanying unaudited consolidated condensed financial statements do not include complete footnotes and financial presentations.  As a result, these financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended March 28, 2020, included in our Annual Report on Form 10-K filed with the Commission on May 20, 2020.  In our opinion, the financial statements reflect all material adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented.  The preparation of financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses.  Actual results could differ from those estimates and assumptions.  Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.

2. Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU requires credit losses on financial instruments, including available-for-sale debt securities, to be presented as an allowance rather than a write-down. Unlike current U.S. GAAP, the credit losses could be reversed with changes in estimates, and recognized in current year earnings.  This ASU is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods.  The Company adopted this ASU in the first quarter of fiscal year 2021, with no material impact to the financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  This ASU eliminates step two of the goodwill impairment test.  An impairment charge is to be recognized for the amount by which the current value exceeds the fair value. This ASU is effective for annual periods beginning after December 15, 2019, including interim periods.  Early adoption is permitted, for interim or annual goodwill impairment tests performed after January 1, 2017, and should be applied prospectively. The Company adopted this ASU in the first quarter of fiscal year 2021, with no material impact to the financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This ASU adjusts current required disclosures related to fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. The Company adopted this ASU in the first quarter of fiscal year 2021, with no material impact to the financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU provides guidance on the accounting for implementation costs related to a cloud computing arrangement that is a service contract. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. The Company adopted this ASU in the first quarter of fiscal year 2021,with prospective application and no material impact to the financial statements.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU, effective immediately for reporting periods through December 31, 2022, provides accounting relief for contract modifications that replace an interest rate impacted by reference rate reform (e.g., LIBOR) with a new alternative reference rate. The guidance is applicable to investment securities, receivables, debt, leases, hedging relationships and other contractual arrangements. The Company adopted this ASU in the first quarter of fiscal year 2021, with no material impact to the financial statements.

3. Marketable Securities

The Company’s investments have been classified as available-for-sale securities in accordance with U.S. GAAP.  Marketable securities are categorized on the consolidated condensed balance sheet as "Marketable securities", within the short-term or long-term classification, as appropriate.

The following table is a summary of available-for-sale securities at June 27, 2020 (in thousands):

As of June 27, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$294,015	$6,727	$(72)	$300,670
Non-U.S. government securities	12,879	316	—	13,195
U.S. Treasury securities	5,267	108	—	5,375
Agency discount notes	889	—	—	889
Total securities	$313,050	$7,151	$(72)	$320,129

The Company typically invests in highly-rated securities with original maturities generally ranging from one to three years. The Company's specifically identified gross unrealized loss of $0.1 million related to securities with total amortized costs of approximately $7.7 million at June 27, 2020. There were no securities that had been in a continuous unrealized loss position for more than 12 months as of June 27, 2020. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of June 27, 2020, the Company does not consider any of its investments to be impaired.

The following table is a summary of available-for-sale securities at March 28, 2020 (in thousands):
໿
໿

As of March 28, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$286,668	$1,157	$(3,993)	$283,832
Non-U.S. government securities	12,483	260	—	12,743
U.S. Treasury securities	8,839	167	—	9,006
Total securities	$307,990	$1,584	$(3,993)	$305,581

The Company's specifically identified gross unrealized loss of $4.0 million related to securities with total amortized costs of approximately $172.9 million at March 28, 2020. There were no securities that had been in a continuous unrealized loss position for more than 12 months as of March 28, 2020. As of March 28, 2020, the Company did not consider any of its investments to be impaired.

The cost and estimated fair value of available-for-sale securities by contractual maturities were as follows (in thousands):
໿

	June 27, 2020		March 28, 2020
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$29,447	$29,943	$22,012	$22,008
After 1 year	283,603	290,186	285,978	283,573
Total	$313,050	$320,129	$307,990	$305,581

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

The Company's long-term revolving credit facility, described in Note 8, bears interest at a base rate plus applicable margin or LIBOR plus applicable margin. As of June 27, 2020, there are no amounts drawn under the credit facility and the fair value is zero.

As of June 27, 2020 and March 28, 2020, the Company has no material Level 3 assets or liabilities.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three months ended June 27, 2020.

The following summarizes the fair value of our financial instruments at June 27, 2020 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$249,837	$—	$—	$249,837

Available-for-sale securities
Corporate debt securities	$—	$300,670	$—	$300,670
Non-U.S. government securities	—	13,195	—	13,195
U.S. Treasury securities	5,375	—	—	5,375
Agency discount notes	—	889	—	889
	$5,375	$314,754	$—	$320,129
໿

The following summarizes the fair value of our financial instruments at March 28, 2020 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$237,714	$—	$—	$237,714

Available-for-sale securities
Corporate debt securities	$—	$283,832	$—	$283,832
Non-U.S. government securities	—	12,743	—	12,743
U.S. Treasury securities	9,006	—	—	9,006
	$9,006	$296,575	$—	$305,581
໿

5. Derivative Financial Instruments

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts to reduce the earnings impact that exchange rate fluctuations have on non-U.S. dollar balance sheet exposures. The Company recognizes both the gains and losses on foreign currency forward contracts and the gains and losses on the remeasurement of non-U.S. dollar denominated assets and liabilities within "Other income (expense)" in the consolidated condensed statements of income. The Company does not apply hedge accounting to these foreign currency derivative instruments.

As of June 27, 2020, the Company held one foreign currency forward contract denominated in British Pound Sterling with a notional value of $24.6 million. The fair value of this contract was not material as of June 27, 2020.

The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Three Months Ended
	June 27,	June 29,
	2020	2019	Location
Gain (loss) recognized in income:
Foreign currency forward contracts	$1,183	$(2,363)	Other income (expense)

6. Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	June 27,	March 28,
	2020	2020
Gross accounts receivable	$136,539	$153,998
Allowance for doubtful accounts	—	—
Accounts receivable, net	$136,539	$153,998

7. Inventories

Inventories are comprised of the following (in thousands):

	June 27,	March 28,
	2020	2020
Work in process	$111,679	$82,494
Finished goods	87,653	64,231
	$199,332	$146,725

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

As of June 27, 2020, the Company had no amounts outstanding under the Credit Facility and was in compliance with all covenants under the Credit Agreement.

9. Revenues

Disaggregation of revenue

We disaggregate revenue from contracts with customers based on the ship to location of the customer. The geographic regions that are reviewed are the United States and countries outside of the United States (primarily located in Asia).

Total net sales based on the disaggregation criteria described above are as follows:

	Three Months Ended
	June 27,	June 29,
	2020	2019
Non-United States	$238,497	$234,042
United States	4,076	4,211
	$242,573	$238,253

Performance obligations

The Company's single performance obligation is the delivery of promised goods to the customer. The promised goods are explicitly stated in the customer contract and are comprised of either a single type of good or a series of goods that are substantially the same, have the same pattern of transfer to the customer, and are neither capable of being distinct nor separable from the other promised goods in the contract. This performance obligation is satisfied upon transfer of control of the promised goods to the customer, as defined per the shipping terms within the customer's contract. The vast majority of the Company's contracts with customers have an original expected term length of one year or less. As allowed by Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, the Company has not disclosed the value of any unsatisfied performance obligations related to these contracts.

The Company’s products typically include a warranty period of one to three years. These warranties qualify as assurance-type warranties, as goods can be returned for product non-conformance and defect only. As such, these warranties are accounted for under ASC 460, Guarantees, and are not considered a separate performance obligation.

Contract balances

Payments are typically due within 30 to 60 days of invoicing and terms do not include significant financing components or noncash consideration. There have been no material impairment losses on accounts receivable. There are no material contract assets or contract liabilities recorded on the consolidated condensed balance sheets.

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

10. Restructuring Costs

During the fourth quarter of fiscal year 2020, the Company approved a restructuring plan (the “MEMS Restructuring”), including discontinuing efforts relating to the microelectromechanical systems ("MEMS") microphone product line, which allowed the Company to concentrate resources on projects with an anticipated larger return on investment. The MEMS Restructuring is substantially complete as of the first quarter of fiscal year 2021.

The following table details the total restructuring charges presented in the consolidated condensed statements of income within the "Restructuring Costs" line item (in thousands):

Three Months Ended
June 27,
2020
Disposal of equipment	$130
Other exit costs	222
Total	$352

Restructuring liabilities are presented in the “Other accrued liabilities” line item of our consolidated condensed  balance sheet. The activity related to restructuring liabilities is detailed below (in thousands):

Restructuring Liability
Beginning balance as of March 28, 2020	$982
Other exit costs	222
Cash payments	(703)
Ending balance as of June 27, 2020	$501

11. Income Taxes
໿
Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, and any applicable income tax credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended
	June 27,	June 29,
	2020	2019
Income before income taxes	$20,362	$6,051
Provision for income taxes	$2,153	$1,433
Effective tax rate	10.6%	23.7%

Our income tax expense was $2.2 million and $1.4 million for the first quarters of fiscal years 2021 and 2020, respectively, resulting in effective tax rates of 10.6% and 23.7% for the first quarter of fiscal years 2021 and 2020, respectively.  Our effective tax rate for the first quarter of fiscal year 2021 was lower than the federal statutory rate primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate and excess tax benefits from stock-based compensation. Our effective tax rate for the first quarter of fiscal year 2020 was higher than the federal statutory rate primarily due to interest accrued on unrecognized tax benefits recorded discretely in the quarter, partially offset by the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate.

The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns.  At June 27, 2020, the Company had unrecognized tax benefits of $36.2 million, all of which would impact the effective tax rate if recognized.  The Company’s total unrecognized tax benefits are classified as “Non-current income taxes" in the consolidated condensed balance sheets. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.  As of June 27, 2020, the balance of accrued interest and penalties, net of tax, was $3.9 million.

On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. et al. v. Commissioner which concluded that the regulations relating to the treatment of stock-based compensation expense in intercompany cost-sharing arrangements were invalid. In 2016 the U.S. Internal Revenue Service appealed the decision to the U.S. Court of Appeals for the Ninth Circuit (the “Ninth Circuit”). On July 24, 2018, the Ninth Circuit issued a decision that was subsequently withdrawn and a reconstituted panel conferred on the appeal. On June 7, 2019, the Ninth Circuit reversed the decision of the U.S. Tax Court and upheld the cost-sharing regulations. On February 10, 2020, Altera Corp. filed a Petition for a Writ of Certiorari with the Supreme Court of the United States, which was denied by the Supreme Court on June 22, 2020. Although the issue is now resolved in the Ninth Circuit, the Ninth Circuit's opinion is not binding in other circuits. The potential impact of this issue on the Company, which is not located within the jurisdiction of the Ninth Circuit, is unclear at this time. We will continue to monitor developments related to this issue and the potential impact of those developments on the Company's current and prior fiscal years.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Fiscal years 2017 through 2020 remain open to examination by the major taxing jurisdictions to which the Company is subject, although carry forward attributes that were generated in tax years prior to fiscal year 2017 may be adjusted upon examination by the tax authorities if they have been, or will be, used in a future period.  The Company's federal income tax returns for fiscal years 2017, 2018, and 2019 are under examination by the U.S. Internal Revenue Service.  The Company believes it has accrued adequate reserves related to the matters under examination. The Company is not under an income tax audit in any other major taxing jurisdiction.

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

The following table details the calculation of basic and diluted earnings per share for the three months ended June 27, 2020 and June 29, 2019 (in thousands, except per share amounts):
໿

	Three Months Ended
	June 27,	June 29,
	2020	2019
Numerator:
Net income	$18,209	$4,618
Denominator:
Weighted average shares outstanding	58,313	58,540
Effect of dilutive securities	1,967	1,718
Weighted average diluted shares	60,280	60,258
Basic earnings per share	$0.31	$0.08
Diluted earnings per share	$0.30	$0.08

The weighted outstanding shares excluded from our diluted calculation for the three months ended June 27, 2020 and June 29, 2019 were 240 thousand and 734 thousand, respectively, as the shares were anti-dilutive.

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

14. Stockholders’ Equity

Common Stock

The Company issued a net 0.1 million shares of common stock during each of the three months ended June 27, 2020 and June 29, 2019, pursuant to the Company's equity incentive plans.

Share Repurchase Program

Since inception, approximately $80 million of the Company’s common stock has been repurchased under the Company’s 2019 $200 million share repurchase program, leaving approximately $120 million available for repurchase under this plan as of June 27, 2020.  During the three months ended June 27, 2020, the Company repurchased no shares of its common stock.

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
Revenues from our product lines are as follows (in thousands):

	Three Months Ended
	June 27,	June 29,
	2020	2019
Portable Products	$210,661	$202,938
Non-Portable and Other Products	31,912	35,315
	$242,573	$238,253

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read along with the unaudited consolidated condensed financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 28, 2020, contained in our fiscal year 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on May 20, 2020.  We maintain a website at investor.cirrus.com, which makes available free of charge our most recent annual report and all other filings we have made with the Commission.

This quarterly report on Form 10-Q including Management’s Discussion and Analysis of Financial Condition and Results of Operations and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are based on expectations, estimates, forecasts and projections and the beliefs and assumptions of our management as of the filing of this Form 10-Q.  In some cases, forward-looking statements are identified by words such as “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” “intend,” and variations of these types of words and similar expressions which are intended to identify these forward-looking statements.  In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements.  Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements and readers should not place undue reliance on such statements.  We undertake no obligation, and expressly disclaim any duty, to revise or update publicly any forward-looking statement for any reason.

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Item 1A – Risk Factors” in our 2020 Annual Report on Form 10-K filed with the Commission on May 20, 2020, and in Part II, Item 1A “Risk Factors” within this quarterly report on Form 10-Q.  Readers should carefully review these risk factors, as well as those identified in other documents filed by us with the Commission.

Overview

Cirrus Logic, Inc. (“Cirrus Logic,” “We,” “Us,” “Our,” or the “Company”) is a leader in low-power, high-precision mixed-signal processing solutions that create innovative user experiences for the world’s top mobile and consumer applications.

Impact of COVID-19

The Company remains committed to the safety and well-being of our employees, their families and our communities across the globe, while maintaining business continuity and continuing to provide outstanding support to our customers. At this time, the majority of our employees worldwide continue to work from home and remain subject to travel restrictions, due to COVID-19. Despite these challenges, all teams across the organization remain highly productive and we currently anticipate that the Company will be able to continue to maintain a similar level of productivity for the foreseeable future. Our technical marketing and engineering teams executed on key product development efforts and our supply chain team continued to meet production schedules. Although we did not experience a significant reduction in our overall productivity during the first quarter of fiscal year 2021, any increased or additional disruptions to our business operations due to these restrictions would likely impact our ability to continue to maintain current levels of productivity.

The COVID-19 pandemic is likely to continue to cause volatility and uncertainty in customer demand, worldwide economies and financial markets for some period of time. To date, any negative impact of COVID-19 on the overall demand for our products, cash flow from operations, need for capital expenditures, and our liquidity position has been limited. The Company has not accessed its revolving credit facility or raised capital in the public or private markets. Given our strong net cash position we believe the Company has sufficient liquidity to satisfy our cash needs for the foreseeable future.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU requires credit losses on financial instruments, including available-for-sale debt securities, to be presented as an allowance rather than a write-down. Unlike current U.S. GAAP, the credit losses could be reversed with changes in estimates, and recognized in current year earnings.  This ASU is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods.  The Company adopted this ASU in the first quarter of fiscal year 2021, with no material impact to the financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  This ASU eliminates step two of the goodwill impairment test.  An impairment charge is to be recognized for the amount by which the current value exceeds the fair value. This ASU is effective for annual periods beginning after December 15, 2019, including interim periods.  Early adoption is permitted, for interim or annual goodwill impairment tests performed after January 1, 2017, and should be applied prospectively. The Company adopted this ASU in the first quarter of fiscal year 2021, with no material impact to the financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This ASU adjusts current required disclosures related to fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. The Company adopted this ASU in the first quarter of fiscal year 2021, with no material impact to the financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU provides guidance on the accounting for implementation costs related to a cloud computing arrangement that is a service contract. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. The Company adopted this ASU in the first quarter of fiscal year 2021, with prospective application and no material impact to the financial statements.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU, effective immediately for reporting periods through December 31, 2022, provides accounting relief for contract modifications that replace an interest rate impacted by reference rate reform (e.g., LIBOR) with a new alternative reference rate. The guidance is applicable to investment securities, receivables, debt, leases, hedging relationships and other contractual arrangements. The Company adopted this ASU in the first quarter of fiscal year 2021, with no material impact to the financial statements.

Results of Operations
Our fiscal year is the 52- or 53-week period ending on the last Saturday in March. Fiscal years 2021 and 2020 are both 52-week fiscal years.

The following table summarizes the results of our operations for the first three months of fiscal years 2021 and 2020, respectively, as a percentage of net sales.  All percentage amounts were calculated using the underlying data in thousands, unaudited:
໿

	Three Months Ended
	June 27,	June 29,
	2020	2019
Net sales	100%	100%
Gross margin	53%	51%
Research and development	33%	37%
Selling, general and administrative	12%	12%
Restructuring costs	—%	—%
Income from operations	8%	2%
Interest income	1%	1%
Interest expense	—%	—%
Other income (expense)	—%	—%
Income before income taxes	9%	3%
Provision for income taxes	1%	1%
Net income	8%	2%

໿
Net Sales

Net sales for the first quarter of fiscal year 2021 increased $4.3 million, or 2 percent, to $242.6 million from $238.3 million in the first quarter of fiscal year 2020.  Net sales from our portable products increased $7.7 million, primarily driven by higher content and volumes in tablets, as people worldwide continue to work from home due to COVID-19. Non-portable and other product sales decreased $3.4 million for the quarter versus the first quarter of fiscal year 2020.

Sales to non-U.S. customers, principally located in Asia, including sales to U.S.-based end customers that manufacture products through contract manufacturers or plants located overseas, were approximately 98 percent of net sales for each of the first quarters of fiscal years 2021 and 2020. Our sales are denominated primarily in U.S. dollars.

Since the components we produce are largely proprietary, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may purchase our products directly from us, through distributors or third-party manufacturers contracted to produce their designs.  For the first quarter of fiscal years 2021 and 2020, our ten largest end customers represented approximately 91 percent and 90 percent of our net sales, respectively.

We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 83 percent and 72 percent, of the Company’s total net sales for the first quarters of fiscal years 2021 and 2020, respectively. Samsung represented 10 percent of the Company's total net sales for the first quarter of fiscal year 2020.

No other end customer or distributor represented more than 10 percent of net sales for the three months ended June 27, 2020 or June 29, 2019.

For more information, please see Part II—Item 1A—Risk Factors— “We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.”

Gross Margin

Gross margin was 52.6 percent in the first quarter of fiscal year 2021, up from 51.4 percent in the first quarter of fiscal year 2020. The increase was primarily driven by supply chain efficiencies, partially due to cost reductions associated with exiting the MEMS product line.

Research and Development Expense

Research and development expense for the first quarter of fiscal year 2021 was $78.7 million, a decrease of $10.1 million, from $88.8 million in the first quarter of fiscal year 2020.  The primary drivers were decreased amortization costs associated with acquisition-related intangibles, product development costs, employee-related expenses, amortization and depreciation costs of non-acquisition-related assets, and building and facilities-related costs, offset by increases in stock-based compensation and variable compensation costs.

Selling, General and Administrative Expense

Selling, general and administrative expense for the first quarter of fiscal year 2021 was $29.7 million, an increase of $0.2 million, from $29.5 million in the first quarter of fiscal year 2020.

Restructuring Costs

During the fourth quarter of fiscal year 2020, the Company approved the MEMS Restructuring, including discontinuing efforts relating to the MEMS microphone product line. The Company recorded charges of approximately $0.4 million in the first quarter of fiscal year 2021, which included equipment disposal costs and other nonrecurring costs. See Note 10 - Restructuring Costs for additional details.

Interest Income

The Company reported interest income of $1.8 million and $2.5 million, for the three months ended June 27, 2020 and June 29, 2019, respectively. Interest income decreased in the current period due to lower yields on average cash, cash equivalent and marketable securities balances, compared to the prior period.

Interest Expense
The Company reported interest expense of $0.3 million and $0.3 million for the three months ended June 27, 2020 and June 29, 2019, respectively.  Interest expense consists primarily of unused commitment fees.

Other Income (Expense)

For the three months ended June 27, 2020 and June 29, 2019, the Company reported $0.1 million in other income and $0.4 million in other expense, respectively, primarily related to remeasurement on foreign currency denominated monetary assets and liabilities.

Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended
	June 27,	June 29,
	2020	2019
Income before income taxes	$20,362	$6,051
Provision for income taxes	$2,153	$1,433
Effective tax rate	10.6%	23.7%

Our income tax expense for the first quarter of fiscal year 2021 was $2.2 million compared to $1.4 million for the first quarter of fiscal year 2020, resulting in effective tax rates of 10.6% and 23.7% for the first quarter of fiscal years 2021 and 2020, respectively. Our effective tax rate for the first quarter of fiscal year 2021 was lower than the federal statutory rate primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate and excess tax benefits from stock-based compensation. Our effective tax rate for the first quarter of fiscal year 2020 was higher than the federal statutory rate primarily due to interest accrued on unrecognized tax benefits recorded discretely in the quarter, partially offset by the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate.

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

Cash generated by operating activities is net income adjusted for certain non-cash items and changes in working capital.  Cash flow from operations was $0.5 million for the first three months of fiscal year 2021 versus $57.0 million for the corresponding period of fiscal year 2020.  The cash flow from operations during the first three months of fiscal year 2021 was related to the cash components of our net income and a $43.9 million unfavorable change in working capital, primarily as a result of increases in inventories, partially offset by decreases in accounts receivable.  The cash flow from operations during the corresponding period of fiscal year 2020 was related to the cash components of our net income and a $20.7 million favorable change in working capital, primarily as a result of decreases in inventories and accounts receivable.

Net cash used in investing activities was $9.2 million during the first three months of fiscal year 2021 versus $34.7 million during the first three months of fiscal year 2020.  The cash used in investing activities in the first three months of fiscal year 2021 is related to net purchases of marketable securities of $7.1 million and capital expenditures and technology investments of $2.1 million.  The cash used in investing activities in the corresponding period in fiscal year 2020 was related to capital expenditures and technology investments of $8.1 million and net purchases of marketable securities of $26.6 million.

Net cash generated by financing activities was $2.5 million during the first three months of fiscal year 2021.  The cash generated during the first three months of fiscal year 2021 was primarily associated with the issuance of common stock under Company stock-based compensation plans.  The cash used in financing activities was $40.4 million for the first three months of fiscal year 2020, primarily associated with stock repurchases during the period of $40.0 million.

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

As of June 27, 2020, the Company had no amounts outstanding under the Credit Facility and was in compliance with all covenants under the Credit Agreement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with interest rates on our debt securities, currency movements on non-U.S. dollar denominated assets and liabilities, and the effect of market factors on the value of our marketable securities.  We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. Beginning in the first quarter of fiscal year 2020, we began using forward contracts to manage exposure to foreign currency exchange risk attributable to certain non-U.S. dollar balance sheet exposures. Gains and losses from these foreign currency forward contracts are recognized currently in earnings along with the gains and losses resulting from remeasuring the underlying exposures.  For further description of our market risks, see “Part II – Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in our fiscal year 2020 Annual Report on Form 10-K filed with the Commission on May 20, 2020. For related financial statement impact see Note 5 - Derivative Financial Instruments.

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
Based upon the evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were effective as of June 27, 2020.
Changes in control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 27, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information regarding legal proceedings to which the Company is a party is set forth in Note 13 – Legal Matters to our unaudited consolidated condensed financial statements and is incorporated herein by reference.

ITEM 1A. RISK FACTORS
In evaluating all forward-looking statements, you should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements.  Various risk factors associated with our business are included in our Annual Report on Form 10-K for the year ended March 28, 2020, as filed with the Commission on May 20, 2020, and available at www.sec.gov.  Other than as set forth below, there have been no material changes to those risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 28, 2020.

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

Although we did not experience any significant disruptions to our supply chain in the first quarter of fiscal year 2021, any increase in the severity of the outbreak or additional government measures restricting movement or business operations, could cause a disruption to our supply of products to our customers – particularly with respect to the manufacture of semiconductor wafers that would have to go through extensive qualification to relocate manufacturing to a different fabrication facility. Even if our suppliers and service providers are operational, other third-party suppliers may be closed or not fully operational, resulting in a shortage of some components needed for our products or our customers’ end products. Any disruption of our suppliers or customers and their contract manufacturers would likely impact our inventory, backlog, sales and operating results, as customers may cancel or reschedule orders on short notice. In addition, we have seen some reductions in commercial airline and cargo flights, and disruption to ports and other shipping infrastructure that resulted in increased transport times, which, if those disruptions were to intensify, could affect our ability to timely deliver our products.

Although we did not experience a significant reduction in our overall productivity during the first quarter of fiscal year 2021, we have experienced, and expect to continue to experience, disruptions to our business operations resulting from remote work arrangements for the majority of our employees, the implementation of certain measures at our facilities worldwide to protect our employees’ health and safety, government stay-at-home directives, quarantines, self-isolations, travel restrictions, or other restrictions on the ability of our employees to perform their jobs that may impact our ability to develop and design our products in a timely manner, meet required milestones, or win new business. Any increased or additional disruptions to our business operations due to these restrictions would likely impact our ability to continue to maintain current levels of productivity.

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

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer, or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business.  For the first quarter of fiscal years 2021 and 2020, our ten largest end customers represented approximately 91 percent and 90 percent of our net sales, respectively. We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 83 percent and 72 percent of the Company’s total net sales for the first quarter of fiscal years 2021 and 2020, respectively.  Samsung represented 10 percent of the Company's total net sales for the first quarter of fiscal year 2020. No other end customer or distributor represented more than 10 percent of net sales for the three months ended June 27, 2020, or June 29, 2019.

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
•many of our customers have sufficient resources to internally develop technology solutions and semiconductor components that could replace the products that we currently supply in our customers' end products;

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

Competition for highly qualified personnel in our industry, particularly for employees with technical backgrounds, is intense. The number of technology companies in the geographic areas in which we operate is greater than it has been historically and we expect competition for qualified personnel to intensify because there is only a limited number of individuals in the job market with the requisite skills.

In addition, there is a risk that changes in immigration laws and regulations, or the administration or enforcement of such laws or regulations, can also impair our ability to attract and retain qualified engineering personnel. In the United States, where the majority of our research and development teams are located, future tightening of immigration controls may adversely affect the employment status of non-U.S. engineers and other key technical employees or further impact our ability to hire new non-U.S. employees. Moreover, recent changes to existing immigration policies in the United States may make it more difficult for us to recruit and retain highly skilled foreign national graduates of universities in the United States, additionally limiting the pool of available talent. In the U.K., where we maintain several design centers, anticipated changes to the immigration system brought about by Brexit will likely make it more difficult to employ E.U. nationals to work in the U.K., also limiting our ability to attract and retain qualified technical personnel.

There are significant costs to the Company associated with attracting and retaining qualified personnel in key technology positions. The loss of the services of key personnel or our inability to hire new personnel with the requisite skills or to assimilate talent could restrict our ability to develop new products or enhance existing products in a timely manner, sell products to our customers, or manage our business effectively.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

໿
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

The following exhibits are filed as part of or incorporated by reference into this Report:

໿

3.1	Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (1)
3.2	Amended and Restated Bylaws of Registrant. (2)
4.1	Description of Securities.
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

CIRRUS LOGIC, INC.

Date:	August 3, 2020	/s/ Thurman K. Case

Thurman K. Case

Vice President, Chief Financial Officer and Principal Accounting Officer