Form 10-Q
period 2020-09-26
CIRRUS LOGIC, INC.
filed 2020-11-02
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020

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
Yes ☐    No ☑
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of October 29, 2020 was 57,964,907.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED SEPTEMBER 26, 2020
TABLE OF CONTENTS
໿
໿
໿

Part I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	September 26,	March 28,
	2020	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$247,536	$292,119
Marketable securities	36,641	22,008
Accounts receivable, net	181,496	153,998
Inventories	209,050	146,725
Prepaid assets	20,853	23,594
Other current assets	13,655	11,752
Total current assets	709,231	650,196

Long-term marketable securities	328,255	283,573
Right-of-use lease assets	137,045	141,274
Property and equipment, net	153,640	158,244
Intangibles, net	27,898	34,430
Goodwill	287,673	287,088
Deferred tax assets	7,899	10,052
Other assets	48,223	27,820
Total assets	$1,699,864	$1,592,677

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$99,105	$78,412
Accrued salaries and benefits	41,707	42,439
Software license agreements	7,785	10,888
Current lease liabilities	13,994	13,580
Other accrued liabilities	15,452	13,318
Total current liabilities	178,043	158,637

Long-term liabilities:
Software license agreements	9,917	3,806
Non-current income taxes	66,503	71,143
Non-current lease liabilities	128,570	129,312
Total long-term liabilities	204,990	204,261

Stockholders' equity:
Capital stock	1,466,978	1,434,929
Accumulated deficit	(155,260)	(201,681)
Accumulated other comprehensive income (loss)	5,113	(3,469)
Total stockholders' equity	1,316,831	1,229,779
Total liabilities and stockholders' equity	$1,699,864	$1,592,677

The accompanying notes are an integral part of these consolidated condensed financial statements.
໿

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Net sales	$347,325	$388,912	$589,898	$627,165
Cost of sales	167,115	180,979	282,216	296,738
Gross profit	180,210	207,933	307,682	330,427
Operating expenses
Research and development	84,810	88,239	163,551	177,069
Selling, general and administrative	31,247	33,018	60,951	62,538
Restructuring costs	—	—	352	—
Total operating expenses	116,057	121,257	224,854	239,607
Income from operations	64,153	86,676	82,828	90,820
Interest income	1,658	2,530	3,493	5,074
Interest expense	(280)	(280)	(539)	(539)
Other income (expense)	784	(568)	895	(946)
Income before income taxes	66,315	88,358	86,677	94,409
Provision for income taxes	6,829	12,148	8,982	13,581
Net income	$59,486	$76,210	77,695	$80,828

Basic earnings per share	$1.02	$1.31	$1.33	$1.39
Diluted earnings per share	$0.99	$1.27	$1.29	$1.34
Basic weighted average common shares outstanding	58,191	58,011	58,252	58,276
Diluted weighted average common shares outstanding	60,127	60,213	60,203	60,260

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands; unaudited)

	Three Months Ended		Six Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Net income	$59,486	$76,210	$77,695	$80,828
Other comprehensive income (loss), before tax
Foreign currency translation gain (loss)	651	(1,427)	1,665	(1,403)
Unrealized gain (loss) on marketable securities	(733)	385	8,755	2,500
Cumulative effect of adoption of ASU 2018-02	—	—	—	(257)
(Provision) benefit for income taxes	154	(81)	(1,838)	(525)
Comprehensive income	$59,558	$75,087	$86,277	$81,143

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six Months Ended
	September 26,	September 28,
	2020	2019
Cash flows from operating activities:
Net income	$77,695	$80,828
Adjustments to reconcile net income to net cash generated by operating activities:
Depreciation and amortization	23,845	37,911
Stock-based compensation expense	28,782	25,540
Deferred income taxes	(1,221)	(1,919)
Loss on retirement or write-off of long-lived assets	11	5
Other non-cash adjustments	124	453
MEMS restructuring charges	352	—
Net change in operating assets and liabilities:
Accounts receivable, net	(27,498)	(97,305)
Inventories	(62,325)	19,904
Other assets	(4,630)	(6,816)
Accounts payable and other accrued liabilities	19,351	61,525
Income taxes payable	(12,348)	(2,291)
Net cash generated by operating activities	42,138	117,835

Cash flows from investing activities:
Maturities and sales of available-for-sale marketable securities	73,458	90,922
Purchases of available-for-sale marketable securities	(124,016)	(121,100)
Purchases of property, equipment and software	(6,967)	(9,333)
Investments in technology	(1,189)	(4,730)
Net cash used in investing activities	(58,714)	(44,241)

Cash flows from financing activities:
Issuance of common stock, net of shares withheld for taxes	3,267	3,374
Repurchase of stock to satisfy employee tax withholding obligations	(1,273)	(1,202)
Repurchase and retirement of common stock	(30,001)	(70,001)
Net cash used in financing activities	(28,007)	(67,829)

Net increase (decrease) in cash and cash equivalents	(44,583)	5,765

Cash and cash equivalents at beginning of period	292,119	216,172
Cash and cash equivalents at end of period	$247,536	$221,937

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands; unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Total
Three Months Ended	Shares	Amount
Balance, June 29, 2019	58,121	$58	$1,375,719	$(258,899)	$372	$1,117,250
Net income	—	—	—	76,210	—	76,210
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	304	304
Change in foreign currency translation adjustments	—	—	—	—	(1,427)	(1,427)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	224	—	3,115	(584)	—	2,531
Repurchase and retirement of common stock	(559)	—	—	(30,001)	—	(30,001)
Stock-based compensation	—	—	13,758	—	—	13,758
Balance, September 28, 2019	57,786	$58	$1,392,592	$(213,274)	$(751)	$1,178,625

Balance, June 27, 2020	58,381	$58	$1,451,239	$(184,049)	$5,041	$1,272,289
Net income	—	—	—	59,486	—	59,486
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(579)	(579)
Change in foreign currency translation adjustments	—	—	—	—	651	651
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	52	—	205	(696)	—	(491)
Repurchase and retirement of common stock	(476)	—	—	(30,001)	—	(30,001)
Stock-based compensation	—	—	15,476	—	—	15,476
Balance, September 26, 2020	57,957	$58	$1,466,920	$(155,260)	$5,113	$1,316,831
Six Months Ended
Balance, March 30, 2019	58,954	$59	$1,363,677	$(222,430)	$(1,066)	$1,140,240
Net income	—	—	—	80,828	—	80,828
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	1,975	1,975
Change in foreign currency translation adjustments	—	—	—	—	(1,403)	(1,403)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	279	—	3,375	(1,203)	—	2,172
Cumulative effect of adoption of ASU 2016-02, net of tax	—	—	—	(726)	—	(726)
Cumulative effect of adoption of ASU 2018-02	—	—	—	257	(257)	—
Repurchase and retirement of common stock	(1,447)	(1)	—	(70,000)	—	(70,001)
Stock-based compensation	—	—	25,540	—	—	25,540
Balance, September 28, 2019	57,786	$58	$1,392,592	$(213,274)	$(751)	$1,178,625

Balance, March 28, 2020	58,242	$58	$1,434,871	$(201,681)	$(3,469)	$1,229,779
Net income	—	—	—	77,695	—	77,695
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	6,917	6,917
Change in foreign currency translation adjustments	—	—	—	—	1,665	1,665
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	191	—	3,267	(1,273)	—	1,994
Repurchase and retirement of common stock	(476)	—	—	(30,001)	—	(30,001)
Stock-based compensation	—	—	28,782	—	—	28,782
Balance, September 26, 2020	57,957	$58	$1,466,920	$(155,260)	$5,113	$1,316,831

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

The following table is a summary of available-for-sale securities at September 26, 2020 (in thousands):

As of September 26, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$342,943	$6,136	$(63)	$349,016
Non-U.S. government securities	10,520	250	—	10,770
U.S. Treasury securities	1,263	18	—	1,281
Agency discount notes	3,824	5	—	3,829
Total securities	$358,550	$6,409	$(63)	$364,896

The Company typically invests in highly-rated securities with original maturities generally ranging from one to three years. The Company's specifically identified gross unrealized loss of $0.1 million related to securities with total amortized costs of approximately $32.4 million at September 26, 2020. There were no securities that had been in a continuous unrealized loss position for more than 12 months as of September 26, 2020. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of September 26, 2020, the Company does not consider any of its investments to be impaired.

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

The cost and estimated fair value of available-for-sale securities by contractual maturities were as follows (in thousands):
໿

	September 26, 2020		March 28, 2020
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$36,020	$36,641	$22,012	$22,008
After 1 year	322,530	328,255	285,978	283,573
Total	$358,550	$364,896	$307,990	$305,581

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

The Company's long-term revolving credit facility, described in Note 8, bears interest at a base rate plus applicable margin or LIBOR plus applicable margin. As of September 26, 2020, there are no amounts drawn under the credit facility and the fair value is zero.

As of September 26, 2020 and March 28, 2020, the Company has no material Level 3 assets or liabilities.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three months ended September 26, 2020.

The following summarizes the fair value of our financial instruments at September 26, 2020 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$208,821	$—	$—	$208,821

Available-for-sale securities
Corporate debt securities	$—	$349,016	$—	$349,016
Non-U.S. government securities	—	10,770	—	10,770
Agency discount notes	—	3,829	—	3,829
U.S. Treasury securities	1,281	—	—	1,281
	$1,281	$363,615	$—	$364,896
໿

The following summarizes the fair value of our financial instruments at March 28, 2020 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$237,714	$—	$—	$237,714

Available-for-sale securities
Corporate debt securities	$—	$283,832	$—	$283,832
Non-U.S. government securities	—	12,743	—	12,743
U.S. Treasury securities	9,006	—	—	9,006
	$9,006	$296,575	$—	$305,581
໿

5. Derivative Financial Instruments

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts to reduce the earnings impact that exchange rate fluctuations have on non-functional currency balance sheet exposures. The Company recognizes both the gains and losses on foreign currency forward contracts and the gains and losses on the remeasurement of non-functional currency assets and liabilities within "Other income (expense)" in the consolidated condensed statements of income. The Company does not apply hedge accounting to these foreign currency derivative instruments.

As of September 26, 2020, the Company held one foreign currency forward contract denominated in British Pound Sterling with a notional value of $19.1 million. The fair value of this contract was not material as of September 26, 2020.

The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019	Location
Gain (loss) recognized in income:
Foreign currency forward contracts	$735	$(1,852)	$1,918	$(4.215)	Other income (expense)

6. Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	September 26,	March 28,
	2020	2020
Gross accounts receivable	$181,496	$153,998
Allowance for doubtful accounts	—	—
Accounts receivable, net	$181,496	$153,998

7. Inventories

Inventories are comprised of the following (in thousands):

	September 26,	March 28,
	2020	2020
Work in process	$125,082	$82,494
Finished goods	83,968	64,231
	$209,050	$146,725

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

As of September 26, 2020, the Company had no amounts outstanding under the Credit Facility and was in compliance with all covenants under the Credit Agreement.

9. Revenues

Disaggregation of revenue

We disaggregate revenue from contracts with customers based on the ship to location of the customer. The geographic regions that are reviewed are the United States and countries outside of the United States (primarily located in Asia).

Total net sales based on the disaggregation criteria described above are as follows:

	Three Months Ended		Six Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Non-United States	$343,114	$385,222	$581,611	$619,263
United States	4,211	3,690	8,287	7,902
	$347,325	$388,912	$589,898	$627,165

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

10. Restructuring Costs

During the fourth quarter of fiscal year 2020, the Company approved a restructuring plan (the “MEMS Restructuring”), including discontinuing efforts relating to the microelectromechanical systems ("MEMS") microphone product line, which allowed the Company to concentrate resources on projects with an anticipated larger return on investment. The MEMS Restructuring was substantially complete as of the first quarter of fiscal year 2021 with a $352 thousand "Restructuring Costs" charge to the income statement. No additional restructuring charges were incurred during the second quarter of fiscal year 2021.

Restructuring liabilities are presented in the “Other accrued liabilities” line item of our consolidated condensed balance sheet. The activity related to restructuring liabilities is detailed below (in thousands):

Restructuring Liability
Beginning balance as of March 28, 2020	$982
Other exit costs	222
Cash payments	(1,025)
Ending balance as of September 26, 2020	$179

11. Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, and any applicable income tax credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended		Six Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Income before income taxes	$66,315	$88,358	$86,677	$94,409
Provision for income taxes	$6,829	$12,148	$8,982	$13,581
Effective tax rate	10.3%	13.7%	10.4%	14.4%

Our income tax expense was $6.8 million and $12.1 million for the second quarters of fiscal years 2021 and 2020, respectively, resulting in effective tax rates of 10.3% and 13.7%, respectively.  Our income tax expense was $9.0 million and $13.6 million for the first six months of fiscal years 2021 and 2020, respectively, resulting in effective tax rates of 10.4% and 14.4%, respectively. Our effective tax rates for the second quarter and first six months of fiscal year 2021 were lower than the federal statutory rate primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate and the remeasurement of previously unrecognized tax benefits recognized as a discrete item in the current quarter. Our effective tax rates for the second quarter and first six months of fiscal year 2020 were lower than the federal statutory rate primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate, the U.S. deduction for foreign derived intangible income, and the release of prior year unrecognized tax benefits due to the closure of the tax audit of the Company's U.K. subsidiaries in the second quarter of fiscal year 2020.

The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns.  At September 26, 2020, the Company had unrecognized tax benefits of $32.9 million, all of which would impact the effective tax rate if recognized.  We recorded a gross decrease of $3.3 million to unrecognized tax benefits in the second quarter of fiscal year 2021. The Company’s total unrecognized tax benefits are classified as “Non-current income taxes" in the consolidated condensed balance sheets. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.  As of September 26, 2020, the balance of accrued interest and penalties, net of tax, was $3.7 million.

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

The following table details the calculation of basic and diluted earnings per share for the three and six months ended September 26, 2020 and September 28, 2019 (in thousands, except per share amounts):

໿

	Three Months Ended		Six Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Numerator:
Net income	$59,486	$76,210	$77,695	$80,828
Denominator:
Weighted average shares outstanding	58,191	58,011	58,252	58,276
Effect of dilutive securities	1,936	2,202	1,951	1,984
Weighted average diluted shares	60,127	60,213	60,203	60,260
Basic earnings per share	$1.02	$1.31	$1.33	$1.39
Diluted earnings per share	$0.99	$1.27	$1.29	$1.34

The weighted outstanding shares excluded from our diluted calculation for the three and six months ended September 26, 2020 were 247 thousand and 226 thousand, respectively, as the shares were anti-dilutive. The weighted outstanding shares excluded from our diluted calculation for the three and six months ended September 28, 2019 were 455 thousand and 615 thousand, respectively, as the shares were anti-dilutive.

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

14. Stockholders’ Equity

Common Stock

The Company issued a net 0.1 million and 0.2 million shares of common stock during each of the three and six months ended September 26, 2020, pursuant to the Company's equity incentive plans. The Company issued a net 0.2 million and 0.3 million shares of common stock during each of the three and six months ended September 28, 2019, pursuant to the Company's equity incentive plans.

Share Repurchase Program

Since inception, approximately $110 million of the Company’s common stock has been repurchased under the Company’s 2019 $200 million share repurchase program, leaving approximately $90 million available for repurchase under this plan as of September 26, 2020.  During the three and six months ended September 26, 2020, the Company repurchased 0.5 million shares of its common stock, for $30 million, at an average cost of $63.06 per share. All of these shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of September 26, 2020.

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
Revenues from our product lines are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Portable Products	$312,911	$349,379	$523,572	$552,317
Non-Portable and Other Products	34,414	39,533	66,326	74,848
	$347,325	$388,912	$589,898	$627,165

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

Impact of COVID-19

The Company remains committed to the safety and well-being of our employees, their families and our communities across the globe, while maintaining business continuity and continuing to provide outstanding support to our customers. At this time, the majority of our employees worldwide continue to work remotely and remain subject to travel restrictions, due to COVID-19. Despite these challenges, all teams across the organization remain highly productive and we currently anticipate that the Company will be able to continue to maintain a similar level of productivity for the foreseeable future. Our technical marketing and engineering teams executed on key product development efforts and our supply chain team continued to meet production schedules. Although we have not experienced a significant reduction in our overall productivity during fiscal year 2021 to date, any increased or additional disruptions to our business operations due to these restrictions would likely impact our ability to continue to maintain current levels of productivity.

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

The following table summarizes the results of our operations for the first three and six months of fiscal years 2021 and 2020, respectively, as a percentage of net sales.  All percentage amounts were calculated using the underlying data in thousands, unaudited:

໿

	Three Months Ended		Six Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Net sales	100%	100%	100%	100%
Gross margin	52%	53%	52%	53%
Research and development	24%	23%	28%	29%
Selling, general and administrative	9%	8%	10%	10%
Restructuring costs	—%	—%	—%	—%
Income from operations	19%	22%	14%	14%
Interest income	—%	1%	1%	1%
Interest expense	—%	—%	—%	—%
Other income (expense)	—%	—%	—%	—%
Income before income taxes	19%	23%	15%	15%
Provision for income taxes	2%	3%	2%	2%
Net income	17%	20%	13%	13%

໿
Net Sales

Net sales for the second quarter of fiscal year 2021 decreased $41.6 million, or 11 percent, to $347.3 million from $388.9 million in the second quarter of fiscal year 2020.  Net sales from our portable products decreased $36.5 million, primarily driven by a reduction in unit volumes for components shipping in smartphones and certain wired headset products, and, to a lesser extent, a decline in smart codec sales in Android. This decline was partially offset by new content in smartphones, wearables and tablets. Non-portable and other product sales decreased $5.1 million for the quarter versus the first quarter of fiscal year 2020.

Net sales for the first six months of fiscal year 2021 decreased $37.3 million, or 6 percent, to $589.9 million from $627.2 million in the first six months of fiscal year 2020. Net sales from our portable products decreased $28.7 million, primarily due to lower wired headset volumes and, to a lesser extent, smart codec sales in Android, offset by new content in smartphones, wearables and tablets. Non-portable and other product sales decreased $8.5 million for the first six months of fiscal year 2021 versus the comparable period in the prior fiscal year.

Sales to non-U.S. customers, principally located in Asia, including sales to U.S.-based end customers that manufacture products through contract manufacturers or plants located overseas, were approximately 99 percent of net sales for each of the second quarters of fiscal years 2021 and 2020, and 99 percent for each of the first six month periods of fiscal years 2021 and 2020. Our sales are denominated primarily in U.S. dollars.

Since the components we produce are largely proprietary, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may purchase our products directly from us, through distributors or third-party manufacturers contracted to produce their designs.  For each of the second quarters of fiscal years 2021 and 2020, our ten largest end customers represented approximately 94 percent of our net sales. For each of the first six month periods of fiscal years 2021 and 2020, our ten largest end customers represented approximately 93 percent of our net sales.

We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 82 percent and 81 percent, of the Company’s total net sales for the second quarters of fiscal years 2021 and 2020, respectively and 82 percent and 78 percent for the first six months of fiscal years 2021 and 2020, respectively. Samsung represented 10 percent of the Company's total net sales for the first six months of fiscal year 2020.

No other end customer or distributor represented more than 10 percent of net sales for the three and six months ended September 26, 2020 or September 28, 2019.

For more information, please see Part II—Item 1A—Risk Factors— “We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.”

Gross Margin

Gross margin was 51.9 percent in the second quarter of fiscal year 2021, down from 53.5 percent in the second quarter of fiscal year 2020. The decrease was primarily driven by a shift in product mix, which was offset by supply chain efficiencies, partially due to cost reductions associated with exiting the MEMS product line.

Gross margin was 52.2 percent for the first six months of fiscal year 2021, down from 52.7 percent for the first six months of fiscal year 2020. The decrease was primarily driven by a shift in product mix, which was offset by supply chain efficiencies, partially due to cost reductions associated with exiting the MEMS product line.

Research and Development Expense

Research and development expense for the second quarter of fiscal year 2021 was $84.8 million, a decrease of $3.4 million, from $88.2 million in the second quarter of fiscal year 2020.  The primary drivers were decreased amortization costs associated with acquisition-related intangibles, reduced product development costs, and amortization and depreciation of non-acquisition-related intangibles, offset by increased employee-related expenses and stock-based compensation.

Research and development expense for the first six months of fiscal year 2021 was $163.6 million, a decrease of $13.5 million, from $177.1 million for the first six months of fiscal year 2020.  The primary drivers were decreased amortization costs associated with acquisition-related intangibles, reduced product development costs, amortization and depreciation of non-acquisition-related intangibles and facilities-related costs, offset by increases in stock-based compensation and variable compensation costs.

Selling, General and Administrative Expense

Selling, general and administrative expense for the second quarter of fiscal year 2021 was $31.2 million, a decrease of $1.8 million, from $33.0 million in the second quarter of fiscal year 2020. The decrease was primarily driven by reduced employee-related expenses and variable compensation costs.

Selling, general and administrative expense for the first six months of fiscal year 2021 was $61.0 million, a decrease of $1.5 million, from $62.5 million for the first six months of fiscal year 2020. The decrease was primarily driven by reduced employee-related expenses, partially offset by increased maintenance and supplies costs.

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

Interest Income

The Company reported interest income of $1.7 million and $3.5 million, for the three and six months ended September 26, 2020, respectively, and $2.5 million and $5.1 million for the three and six months ended September 28, 2019, respectively. Interest income decreased in the current periods due to lower yields on average cash, cash equivalent and marketable securities balances, compared to the prior periods.

Interest Expense
The Company reported interest expense of $0.3 million and $0.5 million for the three and six months ended September 26, 2020, respectively, and $0.3 million and $0.5 million for the three and six months ended and September 28, 2019, respectively.  Interest expense consists primarily of unused commitment fees.

Other Income (Expense)

For the three and six months ended September 26, 2020, the Company reported $0.8 million and $0.9 million in other income, respectively, and $0.6 million and $0.9 million in other expense for the three and six months ended September 28, 2019, respectively, primarily related to remeasurement on foreign currency denominated monetary assets and liabilities.

Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended		Six Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Income before income taxes	$66,315	$88,358	$86,677	$94,409
Provision for income taxes	$6,829	$12,148	$8,982	$13,581
Effective tax rate	10.3%	13.7%	10.4%	14.4%

Our income tax expense for the second quarter of fiscal year 2021 was $6.8 million compared to $12.1 million for the second quarter of fiscal year 2020, resulting in effective tax rates of 10.3% and 13.7%, respectively. Our income tax expense for the first six months of fiscal year 2021 was $9.0 million compared to $13.6 million for the second quarter of fiscal year 2020, resulting in effective tax rates of 10.4% and 14.4%, respectively. Our effective tax rates for the second quarter and first six months of fiscal year 2021 were lower than the federal statutory rate primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate and the remeasurement of previously unrecognized tax benefits recognized as a discrete item in the current quarter. Our effective tax rates for the second quarter and first six months of fiscal year 2020 were lower than the federal statutory rate primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate, the U.S. deduction for foreign derived intangible income, and the release of prior year unrecognized tax benefits due to the closure of the tax audit of the Company's U.K. subsidiaries in the second quarter of fiscal year 2020.

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

Cash generated by operating activities is net income adjusted for certain non-cash items and changes in working capital.  Cash flow from operations was $42.1 million for the first six months of fiscal year 2021 versus $117.8 million for the corresponding period of fiscal year 2020.  The cash flow from operations during the first six months of fiscal year 2021 was related to the cash components of our net income and a $87.5 million unfavorable change in working capital, primarily as a result of increases in inventories and accounts receivable, partially offset by an increase in accounts payable.  The cash flow from operations during the corresponding period of fiscal year 2020 was related to the cash components of our net income and a $25.0 million unfavorable change in working capital, primarily as a result of an increase in accounts receivable, partially offset by an increase in accounts payable and decrease in inventory.

Net cash used in investing activities was $58.7 million during the first six months of fiscal year 2021 versus $44.2 million during the first six months of fiscal year 2020.  The cash used in investing activities in the first six months of fiscal year 2021 is related to net purchases of marketable securities of $50.6 million and capital expenditures and technology investments of $8.2 million.  The cash used in investing activities in the corresponding period in fiscal year 2020 was related to net purchases of marketable securities of $30.2 million and capital expenditures and technology investments of $14.1 million.

Net cash used in financing activities was $28.0 million during the first six months of fiscal year 2021, primarily associated with stock repurchases during the period of $30.0 million.  The cash used in financing activities was $67.8 million for the first six months of fiscal year 2020, primarily associated with stock repurchases during the period of $70.0 million.

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

As of September 26, 2020, the Company had no amounts outstanding under the Credit Facility and was in compliance with all covenants under the Credit Agreement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with interest rates on our debt securities, currency movements on non-functional currency assets and liabilities, and the effect of market factors on the value of our marketable securities.  We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. Beginning in the first quarter of fiscal year 2020, we began using forward contracts to manage exposure to foreign currency exchange risk attributable to certain non-functional currency balance sheet exposures. Gains and losses from these foreign currency forward contracts are recognized currently in earnings along with the gains and losses resulting from remeasuring the underlying exposures.  For further description of our market risks, see “Part II – Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in our fiscal year 2020 Annual Report on Form 10-K filed with the Commission on May 20, 2020. For related financial statement impact see Note 5 - Derivative Financial Instruments.

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
Based upon the evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were effective as of September 26, 2020.
Changes in control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 26, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 11, 2020, the World Health Organization declared a pandemic related to a novel coronavirus (now termed COVID-19). While we expect the impacts of COVID-19 to have an adverse effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time. The COVID-19 pandemic will likely heighten or exacerbate many of the other risks described in the risk factors listed in our filings with the Securities and Exchange Commission.

Although we have not experienced any significant disruptions to our supply chain in fiscal year 2021 to date, any increase in the severity of the outbreak or additional government measures restricting movement or business operations, could cause a disruption to our supply of products to our customers – particularly with respect to the manufacture of semiconductor wafers that would have to go through extensive qualification to relocate manufacturing to a different fabrication facility. Even if our suppliers and service providers are operational, other third-party suppliers may be closed or not fully operational, resulting in a shortage of some components needed for our products or our customers’ end products. Any disruption of our suppliers or customers and their contract manufacturers would likely impact our inventory, backlog, sales and operating results, as customers may cancel or reschedule orders on short notice. In addition, we have seen some reductions in commercial airline and cargo flights, and disruption to ports and other shipping infrastructure that resulted in increased transport times and costs, which, if those disruptions were to intensify, could affect our ability to timely deliver our products.

Although we have not experienced a significant reduction in our overall productivity during fiscal year 2021 to date, we have experienced, and expect to continue to experience, disruptions to our business operations resulting from remote work arrangements for the majority of our employees, the implementation of certain measures at our facilities worldwide to protect our employees’ health and safety, government stay-at-home directives, quarantines, self-isolations, travel restrictions, or other restrictions on the ability of our employees to perform their jobs that may impact our ability to develop and design our products in a timely manner, meet required milestones, or win new business. Any increased or additional disruptions to our business operations due to these restrictions would likely impact our ability to continue to maintain current levels of productivity.

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

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer, or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business.  For each of the second quarters of fiscal years 2021 and 2020, our ten largest end customers represented approximately 94 percent of our net sales, respectively. For each of the first six month periods of fiscal years 2021 and 2020, our ten largest end customers represented approximately 93 percent of our net sales, respectively. We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 82 percent and 81 percent of the Company’s total net sales for the second quarter of fiscal years 2021 and 2020, respectively, and 82 percent and 78 percent for the first six months of fiscal years 2021 and 2020, respectively.  Samsung represented 10 percent of the Company's total net sales for the first six months of fiscal year 2020. No other end customer or distributor represented more than 10 percent of net sales for the three and six months ended September 26, 2020, or September 28, 2019.

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

If we do not successfully manage the transition associated with our new Chief Executive Officer, it could be viewed negatively by our customers and shareholders and could have an adverse impact on our business.

On October 30, 2020, our Board of Directors appointed John Forsyth, who was then Cirrus Logic’s President, to succeed Jason Rhode as Chief Executive Officer effective January 1, 2021. Leadership transitions can be inherently difficult to manage, and an inadequate transition of our CEO may cause disruption to our business, including our relationships with customers and employees. If we do not successfully manage our CEO transition, it could be viewed negatively by our customers and shareholders and could have an adverse impact on our business.

System security risks, data protection breaches, cyber-attacks and other related cyber security issues could disrupt our internal operations and/or supply chain, and any such disruption could increase our expenses, damage our reputation and adversely affect our stock price.

Security measures at Cirrus Logic and/or within our manufacturing and supply chain are subject to third- party security breaches, employee error, malfeasance, faulty password management, and other irregularities. We manage and store various proprietary information and sensitive or confidential data relating to our business. In addition, we manage and store a significant amount of proprietary and sensitive or confidential information from third parties, such as our customers. Hackers may be able to penetrate our security controls and misappropriate or compromise such confidential information, create system disruptions or cause shutdowns. Hackers also may be able to develop and deploy viruses, worms, phishing attempts, ransomware and other malicious software programs that attack our websites, computer systems, access to critical information, products or otherwise exploit any security vulnerabilities. This risk may be heightened when our employees are working remotely.

Our development and sale of security-related products, such as user authentication solutions, may make us a particularly attractive target of cyber-attacks. Sophisticated individuals or entities acting maliciously may attempt to penetrate our networks in an effort to undermine or disclose information related to the design and security of our user authentication products. Any failure to prevent or mitigate security breaches and improper access to the algorithms, techniques, or authentication keys used in our user authentication solution could harm our business reputation, diminish our competitive position in that market, and expose us to significant expense and liability associated with a customer’s implementation of our solution.

The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, phishing attempts, ransomware, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, an inability to access critical information, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions.

Any breach of our security measures or the loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers, including the potential loss or disclosure of such information or data as a result of ransomware, fraud, trickery or other forms of deception, could result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended September 26, 2020 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximately Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
June 28, 2020 - July 25, 2020	—	$—	—	$—
July 26, 2020 - August 22, 2020	311	64.41	311	100,001
August 23, 2020 - September 26, 2020	165	60.54	165	90,000
Total	476	$63.06	476	$90,000

(1) The Company currently has one active share repurchase program, the $200 million share repurchase program authorized by the Board of Directors in January 2019. The repurchases are to be funded from existing cash and intended to be effected from time to time in accordance with applicable securities laws through the open market or in privately negotiated transactions. The timing of the repurchases and the actual amount purchased depend on a variety of factors including general market and economic conditions and other corporate considerations. The program does not have an expiration date, does not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company's discretion. The Company repurchased 0.5 million shares of its common stock for $30 million during the second quarter of fiscal year 2021. All of these shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of September 26, 2020.

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

CIRRUS LOGIC, INC.

Date:	November 2, 2020	/s/ Thurman K. Case

Thurman K. Case

Vice President, Chief Financial Officer and Principal Accounting Officer