Form 10-Q
period 2020-12-26
CIRRUS LOGIC, INC.
filed 2021-02-01
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2020

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
Yes ☐    No ☑
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of January 28, 2021 was 58,045,043.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED DECEMBER 26, 2020

Part I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	December 26,	March 28,
	2020	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$327,294	$292,119
Marketable securities	43,289	22,008
Accounts receivable, net	244,803	153,998
Inventories	142,689	146,725
Prepaid assets	38,875	23,594
Other current assets	6,594	11,752
Total current assets	803,544	650,196

Long-term marketable securities	326,491	283,573
Right-of-use lease assets	135,719	141,274
Property and equipment, net	154,312	158,244
Intangibles, net	24,322	34,430
Goodwill	287,518	287,088
Deferred tax assets	7,277	10,052
Other assets	86,446	27,820
Total assets	$1,825,629	$1,592,677

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$90,814	$78,412
Accrued salaries and benefits	39,367	42,439
Software license agreements	26,810	10,888
Current lease liabilities	14,539	13,580
Other accrued liabilities	13,325	13,318
Total current liabilities	184,855	158,637

Long-term liabilities:
Software license agreements	39,968	3,806
Non-current income taxes	70,866	71,143
Non-current lease liabilities	129,583	129,312
Total long-term liabilities	240,417	204,261

Stockholders' equity:
Capital stock	1,483,567	1,434,929
Accumulated deficit	(88,238)	(201,681)
Accumulated other comprehensive income (loss)	5,028	(3,469)
Total stockholders' equity	1,400,357	1,229,779
Total liabilities and stockholders' equity	$1,825,629	$1,592,677

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	December 26,	December 28,	December 26,	December 28,
	2020	2019	2020	2019
Net sales	$485,795	$374,668	$1,075,693	$1,001,833
Cost of sales	234,295	177,163	516,511	473,901
Gross profit	251,500	197,505	559,182	527,932
Operating expenses
Research and development	89,435	88,713	252,986	265,782
Selling, general and administrative	32,415	36,113	93,366	98,651
Restructuring costs	—	—	352	—
Total operating expenses	121,850	124,826	346,704	364,433
Income from operations	129,650	72,679	212,478	163,499
Interest income	1,465	2,651	4,958	7,725
Interest expense	(259)	(259)	(798)	(798)
Other income (expense)	(207)	(563)	688	(1,509)
Income before income taxes	130,649	74,508	217,326	168,917
Provision for income taxes	16,281	5,996	25,263	19,577
Net income	$114,368	$68,512	192,063	$149,340

Basic earnings per share	$1.97	$1.18	$3.30	$2.56
Diluted earnings per share	$1.91	$1.13	$3.20	$2.47
Basic weighted average common shares outstanding	58,024	58,188	58,176	58,247
Diluted weighted average common shares outstanding	59,963	60,492	60,101	60,395

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands; unaudited)

	Three Months Ended		Nine Months Ended
	December 26,	December 28,	December 26,	December 28,
	2020	2019	2020	2019
Net income	$114,368	$68,512	$192,063	$149,340
Other comprehensive income (loss), before tax
Foreign currency translation gain (loss)	428	883	2,093	(520)
Unrealized gain (loss) on marketable securities	(649)	(37)	8,106	2,463
Cumulative effect of adoption of ASU 2018-02	—	—	—	(257)
(Provision) benefit for income taxes	136	8	(1,702)	(517)
Comprehensive income	$114,283	$69,366	$200,560	$150,509

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Nine Months Ended
	December 26,	December 28,
	2020	2019
Cash flows from operating activities:
Net income	$192,063	$149,340
Adjustments to reconcile net income to net cash generated by operating activities:
Depreciation and amortization	35,478	55,379
Stock-based compensation expense	42,069	39,700
Deferred income taxes	3,679	(3,403)
Loss on retirement or write-off of long-lived assets	52	46
Other non-cash adjustments	124	560
MEMS restructuring charges	352	—
Net change in operating assets and liabilities:
Accounts receivable, net	(90,806)	(55,281)
Inventories	4,036	26,813
Other assets	(3,529)	(9,892)
Accounts payable and other accrued liabilities	6,157	47,080
Income taxes payable	(13,233)	(3,795)
Net cash generated by operating activities	176,442	246,547

Cash flows from investing activities:
Maturities and sales of available-for-sale marketable securities	97,415	131,761
Purchases of available-for-sale marketable securities	(153,505)	(163,925)
Purchases of property, equipment and software	(11,734)	(13,262)
Investments in technology	(1,310)	(4,893)
Net cash used in investing activities	(69,134)	(50,319)

Cash flows from financing activities:
Issuance of common stock, net of shares withheld for taxes	6,487	14,211
Repurchase of stock to satisfy employee tax withholding obligations	(13,619)	(14,309)
Repurchase and retirement of common stock	(65,001)	(70,001)
Net cash used in financing activities	(72,133)	(70,099)

Net increase in cash and cash equivalents	35,175	126,129

Cash and cash equivalents at beginning of period	292,119	216,172
Cash and cash equivalents at end of period	$327,294	$342,301

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands; unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Total
Three Months Ended	Shares	Amount
Balance, September 28, 2019	57,786	$58	$1,392,592	$(213,274)	$(751)	$1,178,625
Net income	—	—	—	68,512	—	68,512
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(29)	(29)
Change in foreign currency translation adjustments	—	—	—	—	883	883
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	836	1	10,835	(13,107)	—	(2,271)
Repurchase and retirement of common stock	—	—	—	—	—	—
Stock-based compensation	—	—	14,160	—	—	14,160
Balance, December 28, 2019	58,622	$59	$1,417,587	$(157,869)	$103	$1,259,880

Balance, September 26, 2020	57,957	$58	$1,466,920	$(155,260)	$5,113	$1,316,831
Net income	—	—	—	114,368	—	114,368
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(513)	(513)
Change in foreign currency translation adjustments	—	—	—	—	428	428
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	522	1	3,220	(12,347)	—	(9,126)
Repurchase and retirement of common stock	(459)	(1)	—	(34,999)	—	(35,000)
Stock-based compensation	—	—	13,369	—	—	13,369
Balance, December 26, 2020	58,020	$58	$1,483,509	$(88,238)	$5,028	$1,400,357
Nine Months Ended
Balance, March 30, 2019	58,954	$59	$1,363,677	$(222,430)	$(1,066)	$1,140,240
Net income	—	—	—	149,340	—	149,340
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	1,946	1,946
Change in foreign currency translation adjustments	—	—	—	—	(520)	(520)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	1,115	1	14,210	(14,310)	—	(99)
Cumulative effect of adoption of ASU 2016-02, net of tax	—	—	—	(726)	—	(726)
Cumulative effect of adoption of ASU 2018-02	—	—	—	257	(257)	—
Repurchase and retirement of common stock	(1,447)	(1)	—	(70,000)	—	(70,001)
Stock-based compensation	—	—	39,700	—	—	39,700
Balance, December 28, 2019	58,622	$59	$1,417,587	$(157,869)	$103	$1,259,880

Balance, March 28, 2020	58,242	$58	$1,434,871	$(201,681)	$(3,469)	$1,229,779
Net income	—	—	—	192,063	—	192,063
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	6,404	6,404
Change in foreign currency translation adjustments	—	—	—	—	2,093	2,093
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	713	1	6,487	(13,620)	—	(7,132)
Repurchase and retirement of common stock	(935)	(1)	—	(65,000)	—	(65,001)
Stock-based compensation	—	—	42,151	—	—	42,151
Balance, December 26, 2020	58,020	$58	$1,483,509	$(88,238)	$5,028	$1,400,357

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  This ASU eliminates step two of the goodwill impairment test.  An impairment charge is to be recognized for the amount by which the recorded book value exceeds the fair value. This ASU is effective for annual periods beginning after December 15, 2019, including interim periods.  Early adoption is permitted, for interim or annual goodwill impairment tests performed after January 1, 2017, and should be applied prospectively. The Company adopted this ASU in the first quarter of fiscal year 2021, with no material impact to the financial statements.

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

The following table is a summary of available-for-sale securities at December 26, 2020 (in thousands):

As of December 26, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$347,642	$5,484	$(11)	$353,115
Non-U.S. government securities	12,681	218	—	12,899
Agency discount notes	3,760	6	—	3,766
Total securities	$364,083	$5,708	$(11)	$369,780

The Company typically invests in highly-rated securities with original maturities generally ranging from one to three years. The Company's specifically identified gross unrealized losses were immaterial related to securities with total amortized costs of approximately $8.3 million at December 26, 2020. There were no securities that had been in a continuous unrealized loss position for more than 12 months as of December 26, 2020. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of December 26, 2020, the Company does not consider any of its investments to be impaired.

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

The Company's specifically identified gross unrealized losses of $4.0 million related to securities with total amortized costs of approximately $172.9 million at March 28, 2020. There were no securities that had been in a continuous unrealized loss position for more than 12 months as of March 28, 2020. As of March 28, 2020, the Company did not consider any of its investments to be impaired.

The cost and estimated fair value of available-for-sale securities by contractual maturities were as follows (in thousands):

	December 26, 2020		March 28, 2020
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$42,680	$43,289	$22,012	$22,008
After 1 year	321,403	326,491	285,978	283,573
Total	$364,083	$369,780	$307,990	$305,581

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

The Company's long-term revolving credit facility, described in Note 8, bears interest at a base rate plus applicable margin or LIBOR plus applicable margin. As of December 26, 2020, there are no amounts drawn under the credit facility and the fair value is zero.

As of December 26, 2020 and March 28, 2020, the Company has no material Level 3 assets or liabilities.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three months ended December 26, 2020.

The following summarizes the fair value of our financial instruments at December 26, 2020 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$288,095	$—	$—	$288,095

Available-for-sale securities
Corporate debt securities	$—	$353,115	$—	$353,115
Non-U.S. government securities	—	12,899	—	12,899
Agency discount notes	—	3,766	—	3,766
	$—	$369,780	$—	$369,780

The following summarizes the fair value of our financial instruments at March 28, 2020 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$237,714	$—	$—	$237,714

Available-for-sale securities
Corporate debt securities	$—	$283,832	$—	$283,832
Non-U.S. government securities	—	12,743	—	12,743
U.S. Treasury securities	9,006	—	—	9,006
	$9,006	$296,575	$—	$305,581

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

As of December 26, 2020, the Company held one foreign currency forward contract denominated in British Pound Sterling with a notional value of $20.2 million. The fair value of this contract was not material as of December 26, 2020.

The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 26,	December 28,	December 26,	December 28,
	2020	2019	2020	2019	Location
Gain (loss) recognized in income:
Foreign currency forward contracts	$984	$2,380	$2,903	$(1,836)	Other income (expense)

6. Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	December 26,	March 28,
	2020	2020
Gross accounts receivable	$244,803	$153,998
Allowance for doubtful accounts	—	—
Accounts receivable, net	$244,803	$153,998

7. Inventories

Inventories are comprised of the following (in thousands):

	December 26,	March 28,
	2020	2020
Work in process	$95,807	$82,494
Finished goods	46,882	64,231
	$142,689	$146,725

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

As of December 26, 2020, the Company had no amounts outstanding under the Credit Facility and was in compliance with all covenants under the Credit Agreement.

9. Revenues

Disaggregation of revenue

We disaggregate revenue from contracts with customers based on the ship to location of the customer. The geographic regions that are reviewed are the United States and countries outside of the United States (primarily located in Asia).

Total net sales based on the disaggregation criteria described above are as follows:

	Three Months Ended		Nine Months Ended
	December 26,	December 28,	December 26,	December 28,
	2020	2019	2020	2019
Non-United States	$476,890	$370,942	$1,058,501	$990,205
United States	8,905	3,726	17,192	11,628
	$485,795	$374,668	$1,075,693	$1,001,833

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

10. Restructuring Costs

During the fourth quarter of fiscal year 2020, the Company approved a restructuring plan (the “MEMS Restructuring”), including discontinuing efforts relating to the microelectromechanical systems ("MEMS") microphone product line, which allowed the Company to concentrate resources on projects with an anticipated larger return on investment. The MEMS Restructuring was substantially complete as of the first quarter of fiscal year 2021 with a $352 thousand "Restructuring Costs" charge to the income statement. No additional restructuring charges were incurred during the second or third quarters of fiscal year 2021.

Restructuring liabilities are presented in the “Other accrued liabilities” line item of our consolidated condensed balance sheet. The activity related to restructuring liabilities is detailed below (in thousands):

Restructuring Liability
Beginning balance as of March 28, 2020	$982
Other exit costs	222
Cash payments	(1,204)
Ending balance as of December 26, 2020	$—

11. Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, and any applicable income tax credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended		Nine Months Ended
	December 26,	December 28,	December 26,	December 28,
	2020	2019	2020	2019
Income before income taxes	$130,649	$74,508	$217,326	$168,917
Provision for income taxes	$16,281	$5,996	$25,263	$19,577
Effective tax rate	12.5%	8.0%	11.6%	11.6%

Our income tax expense was $16.3 million and $6.0 million for the third quarters of fiscal years 2021 and 2020, respectively, resulting in effective tax rates of 12.5% and 8.0%, respectively.  Our income tax expense was $25.3 million and $19.6 million for the first nine months of fiscal years 2021 and 2020, respectively, resulting in an effective tax rate of 11.6% in each period. Our effective tax rate for the third quarter of fiscal year 2021 was lower than the federal statutory rate primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate and excess tax benefits from stock-based compensation, partially offset by current U.S. tax on foreign earnings. Our effective tax rate for the first nine months of fiscal year 2021 was lower than the federal statutory rate primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate, excess tax benefits from stock-based compensation, and the remeasurement of previously unrecognized tax benefits in the second quarter. Our effective tax rates for the third quarter and first nine months of fiscal year 2020 were lower than the federal statutory rate primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate, the release of prior year unrecognized tax benefits in the third quarter due to the lapse of the statute of limitations applicable to a tax position taken on a prior year tax return, and excess tax benefits from stock-based compensation. Our effective tax rate for the first nine months of fiscal year 2020 was further reduced by the release of prior year unrecognized tax benefits due to the closure of the tax audit of the Company's U.K. subsidiaries in the second quarter of fiscal year 2020.

The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns.  At December 26, 2020, the Company had unrecognized tax benefits of $32.9 million, all of which would impact the effective tax rate if recognized.  We recorded a gross decrease of $3.3 million to unrecognized tax benefits in the second quarter of fiscal year 2021. The Company’s total unrecognized tax benefits are classified as “Non-current income taxes" in the consolidated condensed balance sheets. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.  As of December 26, 2020, the balance of accrued interest and penalties, net of tax, was $3.9 million.

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

The following table details the calculation of basic and diluted earnings per share for the three and nine months ended December 26, 2020 and December 28, 2019 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 26,	December 28,	December 26,	December 28,
	2020	2019	2020	2019
Numerator:
Net income	$114,368	$68,512	$192,063	$149,340
Denominator:
Weighted average shares outstanding	58,024	58,188	58,176	58,247
Effect of dilutive securities	1,939	2,304	1,925	2,148
Weighted average diluted shares	59,963	60,492	60,101	60,395
Basic earnings per share	$1.97	$1.18	$3.30	$2.56
Diluted earnings per share	$1.91	$1.13	$3.20	$2.47

The weighted outstanding shares excluded from our diluted calculation for the three and nine months ended December 26, 2020 were 159 thousand and 350 thousand, respectively, as the shares were anti-dilutive. The weighted outstanding shares excluded from our diluted calculation for the three and nine months ended December 28, 2019 were 124 thousand and 594 thousand, respectively, as the shares were anti-dilutive.

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

14. Stockholders’ Equity

Common Stock

The Company issued a net 0.5 million and 0.7 million shares of common stock during each of the three and nine months ended December 26, 2020, pursuant to the Company's equity incentive plans. The Company issued a net 0.8 million and 1.1 million shares of common stock during each of the three and nine months ended December 28, 2019, pursuant to the Company's equity incentive plans.

Share Repurchase Program

Since inception, approximately $145 million of the Company’s common stock has been repurchased under the Company’s 2019 $200 million share repurchase program, leaving approximately $55 million available for repurchase under this plan as of December 26, 2020.  During the three months ended December 26, 2020, the Company repurchased 0.5 million shares of its common stock, for $35 million, at an average cost of $76.22 per share. During the nine months ended December 26, 2020, the Company repurchased 0.9 million shares of its common stock, for $65 million, at an average cost of $69.53 per share. All of these shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of December 26, 2020.

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
Revenues from our product lines are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 26,	December 28,	December 26,	December 28,
	2020	2019	2020	2019
Portable Products	$450,305	$344,870	$973,877	$897,187
Non-Portable and Other Products	35,490	29,798	101,816	104,646
	$485,795	$374,668	$1,075,693	$1,001,833

16. Subsequent Event

In January 2021, the Board of Directors authorized the repurchase of up to an additional $350 million of the Company’s common stock, in addition to the $55 million remaining from the Board’s previous share repurchase authorization in January 2019, described above in Note 14.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  This ASU eliminates step two of the goodwill impairment test.  An impairment charge is to be recognized for the amount by which the recorded book value exceeds the fair value. This ASU is effective for annual periods beginning after December 15, 2019, including interim periods.  Early adoption is permitted, for interim or annual goodwill impairment tests performed after January 1, 2017, and should be applied prospectively. The Company adopted this ASU in the first quarter of fiscal year 2021, with no material impact to the financial statements.

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

The following table summarizes the results of our operations for the first three and nine months of fiscal years 2021 and 2020, respectively, as a percentage of net sales.  All percentage amounts were calculated using the underlying data in thousands, unaudited:

	Three Months Ended		Nine Months Ended
	December 26,	December 28,	December 26,	December 28,
	2020	2019	2020	2019
Net sales	100%	100%	100%	100%
Gross margin	52%	53%	52%	53%
Research and development	18%	24%	23%	27%
Selling, general and administrative	7%	10%	9%	10%
Restructuring costs	—%	—%	—%	—%
Income from operations	27%	19%	20%	16%
Interest income	—%	1%	—%	1%
Interest expense	—%	—%	—%	—%
Other income (expense)	—%	—%	—%	—%
Income before income taxes	27%	20%	20%	17%
Provision for income taxes	3%	2%	2%	2%
Net income	24%	18%	18%	15%

Net Sales

Net sales for the third quarter of fiscal year 2021 increased $111.1 million, or 30 percent, to $485.8 million from $374.7 million in the third quarter of fiscal year 2020.  Net sales from our portable products increased $105.4 million, primarily driven by significant growth in unit volumes for components shipping in smartphones and, to a lesser extent, new content in these devices. This increase was partially offset by headwinds with certain wired headset products. Non-portable and other product sales increased $5.7 million for the quarter versus the third quarter of fiscal year 2020.

Net sales for the first nine months of fiscal year 2021 increased $73.9 million, or 7 percent, to $1.08 billion from $1.00 billion in the first nine months of fiscal year 2020. Net sales from our portable products increased $76.7 million, primarily due to growth in unit volumes for certain components shipping in smartphones, wearables and tablets and, to a lesser extent, new content in these devices. This increase was partially offset by headwinds with certain wired headset products and, to a lesser extent, decreased smart codec sales in Android. Non-portable and other product sales decreased $2.8 million for the first nine months of fiscal year 2021 versus the comparable period in the prior fiscal year.

Sales to non-U.S. customers, principally located in Asia, including sales to U.S.-based end customers that manufacture products through contract manufacturers or plants located overseas, were approximately 98 percent and 99 percent of net sales for the third quarter of fiscal year 2021 and 2020, respectively, and 98 percent and 99 percent for the first nine month period of fiscal year 2021 and 2020, respectively. Our sales are denominated primarily in U.S. dollars.

Since the components we produce are largely proprietary, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may purchase our products directly from us, through distributors or third-party manufacturers contracted to produce their designs.  For each of the third quarters of fiscal years 2021 and 2020, our ten largest end customers represented approximately 94 percent of our net sales. For the first nine month period of fiscal year 2021 and 2020, our ten largest end customers represented approximately 94 percent and 93 percent, respectively, of our net sales.

We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 87 percent and 83 percent, of the Company’s total net sales for the third quarter of fiscal year 2021 and 2020, respectively and 84 percent and 80 percent for the first nine months of fiscal year 2021 and 2020, respectively.

No other end customer or distributor represented more than 10 percent of net sales for the three and nine months ended December 26, 2020 or December 28, 2019.

For more information, please see Part II—Item 1A—Risk Factors— “We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.”

Gross Margin

Gross margin was 51.8 percent in the third quarter of fiscal year 2021, down from 52.7 percent in the third quarter of fiscal year 2020. The decrease was primarily driven by a shift in product mix and, to a lesser extent, typical pricing reductions on certain components, partially offset by a benefit of lower reserves in the current quarter.

Gross margin was 52.0 percent for the first nine months of fiscal year 2021, down from 52.7 percent for the first nine months of fiscal year 2020. The decrease was primarily driven by a shift in product mix and, to a lesser extent, typical pricing reductions on certain components, which was offset by supply chain efficiencies, partially due to cost reductions associated with exiting the MEMS product line.

Research and Development Expense

Research and development expense for the third quarter of fiscal year 2021 was $89.4 million, an increase of $0.7 million, from $88.7 million in the third quarter of fiscal year 2020.  The primary drivers were increased employee-related expenses and variable compensation costs, offset by decreased amortization costs associated with acquisition-related intangibles.

Research and development expense for the first nine months of fiscal year 2021 was $253.0 million, a decrease of $12.8 million, from $265.8 million for the first nine months of fiscal year 2020.  The primary drivers were decreased amortization costs associated with acquisition-related intangibles, reduced product development costs, decreased amortization and depreciation costs of non-acquisition-related intangibles and increased R&D incentives, offset by increases in stock-based compensation, variable compensation costs and employee-related expenses.

Selling, General and Administrative Expense

Selling, general and administrative expense for the third quarter of fiscal year 2021 was $32.4 million, a decrease of $3.7 million, from $36.1 million in the third quarter of fiscal year 2020. The decrease was primarily driven by reduced employee-related expenses and stock-based compensation costs.

Selling, general and administrative expense for the first nine months of fiscal year 2021 was $93.4 million, a decrease of $5.3 million, from $98.7 million for the first nine months of fiscal year 2020. The decrease was primarily driven by reduced employee-related expenses, partially offset by increased software maintenance costs.

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

Interest Income

The Company reported interest income of $1.5 million and $5.0 million, for the three and nine months ended December 26, 2020, respectively, and $2.7 million and $7.7 million for the three and nine months ended December 28, 2019, respectively. Interest income decreased in the current periods due to lower yields on average cash, cash equivalent and marketable securities balances, compared to the prior periods.

Interest Expense
The Company reported interest expense of $0.3 million and $0.8 million for the three and nine months ended December 26, 2020, respectively, and $0.3 million and $0.8 million for the three and nine months ended and December 28, 2019, respectively.  Interest expense consists primarily of unused commitment fees.

Other Income (Expense)

For the three and nine months ended December 26, 2020, the Company reported $0.2 million in other expense and $0.7 million in other income, respectively, and $0.6 million and $1.5 million in other expense for the three and nine months ended December 28, 2019, respectively, primarily related to remeasurement on foreign currency denominated monetary assets and liabilities.

Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended		Nine Months Ended
	December 26,	December 28,	December 26,	December 28,
	2020	2019	2020	2019
Income before income taxes	$130,649	$74,508	$217,326	$168,917
Provision for income taxes	$16,281	$5,996	$25,263	$19,577
Effective tax rate	12.5%	8.0%	11.6%	11.6%

Our income tax expense for the third quarter of fiscal year 2021 was $16.3 million compared to $6.0 million for the third quarter of fiscal year 2020, resulting in effective tax rates of 12.5% and 8.0%, respectively. Our income tax expense for the first nine months of fiscal year 2021 was $25.3 million compared to $19.6 million for the first nine months of fiscal year 2020, resulting in effective tax rates of 11.6% in each period. Our effective tax rate for the third quarter of fiscal year 2021 was lower than the federal statutory rate primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate and excess tax benefits from stock-based compensation, partially offset by current U.S. tax on foreign earnings. Our effective tax rate for the first nine months of fiscal year 2021 was lower than the federal statutory rate primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate, excess tax benefits from stock-based compensation, and the remeasurement of previously unrecognized tax benefits in the second quarter. Our effective tax rates for the third quarter and first nine months of fiscal year 2020 were lower than the federal statutory rate primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate, the release of prior year unrecognized tax benefits in the third quarter due to the lapse of the statute of limitations applicable to a tax position taken on a prior year tax return, and excess tax benefits from stock-based compensation. Our effective tax rate for the first nine months of fiscal year 2020 was further reduced by the release of prior year unrecognized tax benefits due to the closure of the tax audit of the Company's U.K. subsidiaries in the second quarter of fiscal year 2020.

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

Cash generated by operating activities is net income adjusted for certain non-cash items and changes in working capital.  Cash flow from operations was $176.4 million for the first nine months of fiscal year 2021 versus $246.5 million for the corresponding period of fiscal year 2020.  The cash flow from operations during the first nine months of fiscal year 2021 was related to the cash components of our net income and a $97.4 million unfavorable change in working capital, primarily as a result of increases in accounts receivable and decreases in income taxes payable.  The cash flow from operations during the corresponding period of fiscal year 2020 was related to the cash components of our net income and a $4.9 million favorable change in working capital, primarily as a result of increases in accounts payable and decreases in inventories, partially offset by increases in accounts receivable.

Net cash used in investing activities was $69.1 million during the first nine months of fiscal year 2021 versus $50.3 million during the first nine months of fiscal year 2020.  The cash used in investing activities in the first nine months of fiscal year 2021 is related to net purchases of marketable securities of $56.1 million and capital expenditures and technology investments of $13.0 million.  The cash used in investing activities in the corresponding period in fiscal year 2020 was related to net purchases of marketable securities of $32.2 million and capital expenditures and technology investments of $18.2 million.

Net cash used in financing activities was $72.1 million during the first nine months of fiscal year 2021, primarily associated with stock repurchases during the period of $65.0 million.  The cash used in financing activities was $70.1 million for the first nine months of fiscal year 2020, primarily associated with stock repurchases during the period of $70.0 million.

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

As of December 26, 2020, the Company had no amounts outstanding under the Credit Facility and was in compliance with all covenants under the Credit Agreement.

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
Based upon the evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were effective as of December 26, 2020.
Changes in control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 26, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 11, 2020, the World Health Organization declared a pandemic related to a novel coronavirus, commonly referred to as COVID-19. We continue to expect that COVID-19 will have an adverse effect on our business, financial condition and results of operations, and with the pandemic on-going, we are unable to predict the full extent and nature of these impacts at this time. The COVID-19 pandemic will likely heighten or exacerbate many of the other risks described in the risk factors listed in our filings with the Securities and Exchange Commission.

Although we have not experienced any significant disruptions to our supply chain due to COVID-19 in fiscal year 2021 to date, any increase in the severity of the outbreak or additional government measures restricting movement or business operations, could cause a disruption to our supply of products to our customers – particularly with respect to the manufacture of semiconductor wafers that would have to go through extensive qualification to relocate manufacturing to a different fabrication facility. Even if our suppliers and service providers are operational, other third-party suppliers may be closed or not fully operational, resulting in a shortage of some components needed for our products or our customers’ end products. Any disruption of our suppliers or customers and their contract manufacturers would likely impact our inventory, backlog, sales and operating results, as customers may cancel or reschedule orders on short notice. In addition, we have seen some reductions in commercial airline and cargo flights, and disruption to ports and other shipping infrastructure that resulted in increased transport times and costs, which, if those disruptions were to intensify, could affect our ability to timely deliver our products.

Although we have not experienced a significant reduction in our overall productivity due to COVID-19 during fiscal year 2021 to date, we have experienced, and expect to continue to experience, disruptions to our business operations, including those resulting from remote work arrangements for the majority of our employees, the implementation of certain measures at our facilities worldwide to protect our employees’ health and safety, government stay-at-home directives, quarantines, self-isolations, travel restrictions, or other restrictions on the ability of our employees to perform their jobs that may impact our ability to develop and design our products in a timely manner, meet required milestones, or win new business. Any increased or additional disruptions to our business operations would likely impact our ability to continue to maintain current levels of productivity.

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

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer, or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business.  For each of the third quarters of fiscal years 2021 and 2020, our ten largest end customers represented approximately 94 percent of our net sales. For the first nine month period of fiscal year 2021 and 2020, our ten largest end customers represented approximately 94 percent and 93 percent of our net sales, respectively. We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 87 percent and 83 percent of the Company’s total net sales for the third quarter of fiscal year 2021 and 2020, respectively, and 84 percent and 80 percent for the first nine months of fiscal year 2021 and 2020, respectively.  No other end customer or distributor represented more than 10 percent of net sales for the three and nine months ended December 26, 2020, or December 28, 2019.

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

We do not own or operate a semiconductor fabrication facility and do not have the resources to manufacture our products internally. We use third parties to manufacture, assemble, package and test the vast majority of our products. As a result, we are subject to risks associated with these third parties, including:
•insufficient capacity available to meet our demand;
•inadequate manufacturing yields and excessive costs;
•inability of these third parties to obtain an adequate supply of raw materials;
•difficulties selecting and integrating new subcontractors;
•limited warranties on products supplied to us;
•potential increases in prices; and
•increased exposure to potential misappropriation of our intellectual property.

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

Recently, the semiconductor industry has experienced industry-wide manufacturing capacity constraints. These supply challenges are currently limiting our ability to fully satisfy recent increases in demand for some of our general market products. We do not typically manufacture the majority of these products at more than one foundry or more than one assembly and test subcontractor, and the costs and effort associated with the potential transfer of any portion of our supply chain to a backup supplier would likely be prohibitive. Therefore, if one or more of our third-party manufacturers and suppliers are not able to provide us sufficient capacity to meet our current demand, we may not be able to ship our products to customers on time and in the quantity requested, which could cause an unanticipated decline in our sales and damage our existing customer relationships and our ability to establish new customer relationships. Capacity constraints could further result in increased prices in our supply chain, which, if we are unable to increase our selling price to our customers, could result in lower revenues and margins that could adversely affect our financial results.
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

For example, we recently became aware that one of our vendors providing IT infrastructure management software, SolarWinds Corporation, had been compromised by cyberattacks. Although we have not identified any compromise of our IT systems due to the use of SolarWinds software to date, we continue to monitor our network for any potential impact related to the SolarWinds cyberattack. Any breach of our security measures or the loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers, including the potential loss or disclosure of such information or data as a result of the SolarWinds cyberattack, could result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business.

Our hardware and software products, including software tools deployed by our customers, may be vulnerable to cyber-attacks. An attack could disrupt the proper functioning of our products, disrupt or cause errors in our customers' products, allow unauthorized access to our or our customers' proprietary information, or cause other destructive outcomes. A failure to prevent or mitigate such an attack could harm our business reputation, diminish our competitive position in the market, and expose us to significant expense and liability.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended December 26, 2020 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximately Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 27, 2020 - October 24, 2020	—	$—	—	$—
October 25, 2020 - November 21, 2020	386	76.12	386	60,609
November 22, 2020 - December 26, 2020	73	76.78	73	55,000
Total	459	$76.22	459	$55,000

(1) The Company currently has one active share repurchase program, the $200 million share repurchase program authorized by the Board of Directors in January 2019. The repurchases are to be funded from existing cash and intended to be effected from time to time in accordance with applicable securities laws through the open market or in privately negotiated transactions. The timing of the repurchases and the actual amount purchased depend on a variety of factors including general market and economic conditions and other corporate considerations. The program does not have an expiration date, does not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company's discretion. The Company repurchased 0.5 million shares of its common stock for $35 million during the third quarter of fiscal year 2021. All of these shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of December 26, 2020.

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

CIRRUS LOGIC, INC.

Date:	February 1, 2021	/s/ Thurman K. Case

Thurman K. Case

Vice President, Chief Financial Officer and Principal Accounting Officer