Form 10-K
period 2021-03-27
CIRRUS LOGIC, INC.
filed 2021-05-21
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 27, 2021

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

Securities registered pursuant to Section 12(g) of the Act: None

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $2,238,559,321 based upon the closing price reported on the NASDAQ Global Select Market as of September 26, 2020. Stock held by directors, officers and stockholders owning 5 percent or more of the outstanding common stock were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.
As of May 19, 2021, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 57,525,391.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the registrant’s proxy statement for its annual meeting of stockholders to be held July 30, 2021 is incorporated by reference in Part II – Item 5 and Part III of this Annual Report on Form 10-K.

CIRRUS LOGIC, INC.
FORM 10-K
For The Fiscal Year Ended March 27, 2021

PART I
ITEM 1.  Business
Cirrus Logic, Inc. (“Cirrus Logic,” “We,” “Us,” “Our,” or the “Company”) is a leader in low-power, high-precision mixed-signal processing solutions that create innovative user experiences for the world’s top mobile and consumer applications.
We were incorporated in California in 1984, became a public company in 1989 and were reincorporated in the State of Delaware in February 1999. Our primary facility housing engineering, sales and marketing, and administrative functions is located in Austin, Texas. We also have offices in various other locations in the United States, United Kingdom, the People’s Republic of China, South Korea, Japan, Singapore, and Taiwan. Our common stock, which has been publicly traded since 1989, is listed on the NASDAQ's Global Select Market under the symbol CRUS.
We maintain a website with the address www.cirrus.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (the “SEC”). We also routinely post other important information on our website, including information specifically addressed to investors or posted on the "Ask the CEO" portion of our website. We intend for the investor relations section of our website to be a recognized channel of distribution for disseminating information to the securities marketplace in general. To receive a free copy of this Annual Report on Form 10-K, please forward your written request to Cirrus Logic, Inc., Attn: Investor Relations, 800 W. 6th Street, Austin, Texas 78701, or via email at Investor@cirrus.com. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements filed electronically with the SEC by Cirrus Logic.
Company Strategy
Cirrus Logic targets growing markets where we can leverage our expertise in advanced mixed-signal processing to solve complex problems.  The Company has identified three growth vectors that are expected to fuel opportunities in the coming years. First, we anticipate strengthening our position as the leading audio supplier in smartphones. Second, we are focused on increasing sales of audio components in applications beyond smartphones. And third, we are drawing on our extensive mixed-signal engineering expertise to develop solutions in new, adjacent product areas that we believe will drive diversification beyond the audio domain. Our approach has been to develop custom and general market components that embody our latest innovations, which we use to engage key players in a particular market or application.  We focus on building strong engineering relationships with our customers’ product teams and work to develop highly differentiated components that address their technical and price requirements across product tiers. Many of our products include programmable aspects and are comprised of our best-in-class hardware which incorporates software algorithms from some combination of our own intellectual property (“IP”), algorithms that have been ported to our platform by an ecosystem of third-party partners, and our customers’ IP. When we have been successful with this approach, one initial design win has often expanded into additional products. This strategy gives us the opportunity to increase our content with a customer over time through the incorporation of new features, the integration of other system components into our products and the addition of new components.
Markets and Products
In the fourth quarter of fiscal year 2021, the Company adjusted how we report product line revenue to better represent our business and strategic focus. The revised product line categories are Audio and High-Performance Mixed-Signal, compared to Portable and Non-Portable and Other Products in prior periods. While we continue to see new opportunities for growth in the coming years with audio products in both smartphones and in applications beyond smartphones, we believe our investment in high-performance mixed-signal products will drive product diversification and fuel exciting additional avenues of growth. See Note 9 - Revenues for disclosure of revenue associated with modified product line categories and revenue as previously reported.
The following provides a detailed discussion regarding our audio and high-performance mixed-signal product lines.

Audio Products:  Smart codecs, boosted amplifiers, analog-to-digital converters, digital-to-analog converters and standalone digital signal processors.
High-Performance Mixed-Signal Products:  Haptic driver and sensing solutions, camera controllers and power-related components.

AUDIO PRODUCTS
Cirrus Logic is a leading supplier of low-power, low-latency, high-precision audio components that are used in a variety of applications including smartphones, tablets, truly wireless headsets, laptops, AR/VR headsets, home theater systems, automotive entertainment systems and professional audio systems. We have an extensive portfolio of products, including “codecs” - chips that integrate analog-to-digital converters (“ADCs”) and digital-to-analog converters (“DACs”) into a single integrated circuit ("IC"), “smart codecs” - codecs with digital signal processing integrated, boosted amplifiers, as well as standalone digital signal processors (“DSPs”). Additionally, the Company’s SoundClear® technology consists of a broad portfolio of tools, software and algorithms that help to differentiate our customers’ products by improving the user experience with features such as louder, high-fidelity sound, high-quality audio playback, voice capture, hearing augmentation and active noise cancellation.
HIGH-PERFORMANCE MIXED-SIGNAL PRODUCTS
Drawing on our extensive mixed-signal design and low-power processing expertise, Cirrus Logic has expanded beyond our traditional audio domain into new categories where we provide a range of high-performance mixed-signal ICs, including haptic driver and sensing solutions, camera controllers and power-related components. These products help deliver a more immersive and compelling user experience in a wide array of applications including smartphones, tablets, wearables and laptops. This product line also includes legacy industrial and energy applications such as digital utility meters, power supplies, energy control, energy measurement and energy exploration.
Customers, Marketing, and Sales
We offer products worldwide through both direct and indirect sales channels. Our major customers are among the world’s leading electronics manufacturers. We target both large existing and emerging customers that derive value from our expertise in advanced analog and mixed-signal design processing, systems-level integrated circuit engineering and embedded software development. We derive our revenues from both domestic and international sales. Our domestic sales force includes direct sales offices located primarily in California and Texas.  International sales offices and staff are located in Japan, People’s Republic of China, Singapore, South Korea, Taiwan, and the United Kingdom. We supplement our direct sales force with external sales representatives and distributors.  We have technical support centers in China, South Korea, Taiwan and the United States. Our worldwide sales force provides geographically specific support to our customers and specialized selling of product lines with unique customer bases. See Note 19—Segment Information, of the Notes to Consolidated Financial Statements contained in Item 8 for further detail and for additional disclosure regarding sales and property, plant and equipment, net, by geographic locations.
Since the components we produce are largely proprietary and generally not available from second sources, we generally consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, through distributors or third party manufacturers contracted to produce their designs. For fiscal years 2021, 2020, and 2019, our ten largest end customers, represented approximately 93 percent, 93 percent, and 91 percent, of our sales, respectively. For fiscal years 2021, 2020, and 2019, we had one end customer, Apple, Inc., who purchased through multiple contract manufacturers and represented approximately 83 percent, 79 percent, and 78 percent, of the Company’s total sales, respectively. No other customer or distributor represented more than 10 percent of net sales in fiscal years 2021, 2020, or 2019.
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
Patents, Licenses and Trademarks
We rely on patent, copyright, trademark, and trade secret laws to protect our intellectual property, products, and technology. As of March 27, 2021, we held approximately 3,670 pending and issued patents worldwide, which include approximately 1,280 granted U.S. patents, 430 U.S. pending patent applications and various international patents and applications. Our U.S. patents expire in calendar years 2021 through 2040. While our patents are an important element of our success, our business as a whole is not dependent on any one patent or group of patents. We do not anticipate any material effect on our business due to any patents expiring in 2021, and we continue to obtain new patents through our ongoing research and development.
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
The Company operates and tracks its results in one reportable segment, but reports revenue performance in two product lines: Audio and High-Performance Mixed-Signal, compared to Portable and Non-Portable and Other in prior periods (discussed above). Our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources, rather than detailed information at a product line level. Additionally, our product lines have similar characteristics and customers. They share operations support functions such as sales, public relations, supply chain management, various research and development and engineering support, in addition to the general and administrative functions of human resources, legal, finance and information technology. Therefore, there is no discrete financial information maintained for these product lines.
See Note 9 - Revenues of the Notes to Consolidated Financial Statements contained in Item 8 for further details including sales by product line. See Note 19 — Segment Information, for details on sales and property, plant and equipment, net, by geographic locations.
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
While no single company competes with us in all of our product lines, we face significant competition in all markets where our products are available. Cirrus Logic is a leading supplier of audio and high-performance mixed-signal processing solutions including codecs, smart codecs, boosted amplifiers, haptic and sensing solutions, and camera controllers. We expect to face additional competition from new entrants in our markets, which may include both large domestic and international IC manufacturers and smaller, emerging companies. Our primary competitors include, but are not limited to AKM Semiconductor Inc., Analog Devices Inc., Bestechnic (Shanghai) Co., Dialog Semiconductor PLC, DSP Group, Goodix Technology, Maxim Integrated Products Inc., Qualcomm Incorporated, Realtek Semiconductor Corporation, Shanghai Awinic Technology Co., Ltd., Skyworks Solutions Inc., ST Microelectronics N.V., Synaptics Incorporated and Texas Instruments, Inc.

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
Product life cycles may vary greatly by product category. For example, many consumer products have shorter design-in cycles; therefore, our competitors have increasingly frequent opportunities to achieve design wins in next-generation systems. Conversely, this also provides us frequent opportunities to displace competitors in products that have previously not utilized our design.
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
Governmental Regulations
Our business and operations around the world are subject to government regulation at the national, state or local level addressing, among other matters, applicable environmental laws, health and safety laws and regulations, and laws relating to export controls and economic sanctions.
We believe that our properties and operations comply in all material respects with applicable laws protecting the environment and worker health and safety. As a fabless semiconductor company, we do not manufacture our own products but do maintain research and laboratory space at certain of our facilities to facilitate the development, evaluation and testing of our products. These laboratories may maintain small quantities of hazardous materials. While we believe we are in material compliance with applicable law concerning the safeguarding of these materials and with respect to other matters relating to health, safety and the environment, the risk of liability relating to hazardous conditions or materials cannot be eliminated completely. To date, we have not incurred significant expenditures relating to environmental compliance at our facilities nor have we experienced any material issues relating to employee health and safety.
In addition to environmental and worker health and safety laws, our business is subject to various rules and regulations and executive orders relating to export controls and trade sanctions. Certain of our products are subject to the Export Administration Regulations (EAR), which are administered by the United States Department of Commerce's Bureau of Industry and Security ("BIS"), and we may from time to time be required to obtain an export license before we can export certain products or technology to specified countries or customers. In addition, the EAR imposes broad controls on entities listed on sanctioned persons lists, including the BIS Entity List. If one of our customers is listed on the BIS Entity List or another U.S. government sanctioned persons' list, we may be precluded from doing business with that customer. For example, certain of our Chinese customers, or their affiliated entities, have been added to the BIS Entity List in the last couple of years, which limits our ability to support these customers. We cannot guarantee that export control restrictions or sanctions imposed in the future will not prevent, or materially limit, our ability to conduct business with certain customers or in certain countries. Any failure to comply with these laws could result in governmental enforcement actions, including substantial monetary penalties and denial of export privileges.
For further discussion relating to the potential effects that compliance with government regulation may have upon our business, refer to "Item 1A. Risk Factors."
Human Capital
Our long-term success depends, in part, on our ability to continue to attract and retain highly qualified technical, marketing, engineering, and administrative personnel. Cirrus Logic’s goal, as it pertains to our employees, is to foster an outstanding corporate culture that encourages innovation, teamwork, and individual growth. We do this by creating programs and practices that motivate and reward our employees while helping their families thrive. We center everything we do around our corporate vision, mission and core values. The Company strives to cultivate an inclusive workplace where all employees feel they belong, diverse backgrounds and perspectives are valued, and everyone has an opportunity to succeed. We have adopted strategies to create an even more inclusive and positive work environment.
We believe that we offer competitive compensation, training programs, and health and wellness benefits, designed to improve the quality of our employees’ lives, build long-term employee loyalty and attract top talent. Cirrus Logic prides itself on maintaining a world-class employee training and professional development program to maximize our employees’ success. Our comprehensive benefits, such as health insurance coverage and emotional well-being support are tailored for each country. Additional benefits focus on family care, including fertility coverage, paid parental leave, discounts for childcare, backup care and programs for new mothers. The Company also provides fitness facilities and classes at several locations, as well as other employee benefits including health screenings, flu shots, ergonomic assessments and pet insurance. Cirrus Logic provides retirement planning programs with matching contributions, such as a 401(k) plan in the United States and defined contribution pension plans for our employees in other countries.
We believe that these benefits, combined with our corporate culture, contribute to low voluntary employee turnover. In fiscal year 2021, our voluntary turnover rate was 6 percent, below the technology industry benchmarks (2020 Radford Salary Increase and Turnover Study).
As of March 27, 2021, we had 1,481 full-time employees, of whom 69 percent were engaged in research and product development activities, 26 percent in sales, marketing, general and administrative activities, and 5 percent in manufacturing-related activities. As of March 27, 2021, 13 percent of our employees worldwide were foreign nationals and 63 percent of our total workforce reside in the U.S., with 37 percent residing offshore. We also employ individuals on a temporary basis and use the services of contractors as necessary. We have never had a work stoppage and the majority of our employees are not represented by collective bargaining agreements.
Cirrus Logic is committed to promoting a safe, secure and productive environment for our employees, customers, and visitors. Our global health and safety policy outlines our commitment to employees. Employees working in our research facilities receive specialized, role-specific health and safety training. The Company takes measures to reduce employee exposure to potential health hazards in our offices and research facilities and conducts regular inspections to maintain a safe and healthy work environment. A risk management system also provides technicians with additional data and information on the potential hazards associated with certain chemicals. In fiscal year 2021, we had no monetary losses as a result of legal proceedings associated with employee health and safety violations.
In response to the COVID-19 pandemic, we implemented a response plan that we believe was in the best interest of our employees, customers, and the communities in which we operate. This included transitioning the majority of our global workforce to a remote work model, while establishing preventative measures to ensure essential on-site employees could safely perform their jobs. Recognizing that the pandemic placed unanticipated demands on all our employees, we also launched initiatives to help people feel connected, and continued to support our local communities in a time of need.
For more information on the commitment to our employees and other Environmental, Social and Governance ("ESG") topics visit https://www.cirrus.com/company/esg. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.
Forward—Looking Statements
This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. In some cases, forward-looking statements are identified by words such as “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” “will,” “would,” “could,” “can,” “may,” “plan,” and “intend”, and other similar types of words and expressions. Variations of these types of words and similar expressions are intended to identify these forward-looking statements. Any statements that refer to our plans, beliefs, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are predictions based on management's expectations as of the date of this filing and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that could cause actual results to differ materially from those indicated or implied by our forward-looking statements include, but are not limited to, those discussed in Item 1A. Risk Factors and elsewhere in this report, as well as in the documents filed by us with the SEC, specifically the most recent reports on Form 10-Q and 8-K, each as it may be amended from time to time.
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
Risks Related to Operating our Business

We are dependent on third-party manufacturing and supply chain relationships for all of our products. Our reliance on third-party foundries and suppliers involves certain risks that may result in increased costs, delays in meeting our customers’ demand, and loss of revenue.
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
Like many others in the semiconductor industry, we have experienced the effects of industry-wide manufacturing capacity constraints. These supply challenges are currently limiting our ability to fully satisfy recent increases in demand for some of our general market products. We do not typically manufacture the majority of these products at more than one foundry or more than one assembly and test subcontractor, and the costs and effort associated with the potential transfer of any portion of our supply chain to a backup supplier would likely be substantial. Therefore, if one or more of our third-party manufacturers and suppliers are not able to provide us sufficient capacity to meet our current demand, we may not be able to ship our products to customers on time and in the quantity requested, which could cause an unanticipated decline in our sales and damage our existing customer relationships and our ability to establish new customer relationships. Capacity constraints could further result in increased prices in our supply chain, which, if we are unable to increase our selling price to our customers or if we have previously committed to pricing with them, could result in lower revenues and margins that could adversely affect our financial results.
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
While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer, or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business. For the twelve-month periods ending March 27, 2021, March 28, 2020, and March 30, 2019, our ten largest end customers represented approximately 93 percent, 93 percent, and 91 percent of our sales, respectively. For the twelve-month periods ending March 27, 2021, March 28, 2020, and March 30, 2019, we had one end customer, Apple Inc., who purchased through multiple contract manufacturers and represented approximately 83 percent, 79 percent and 78 percent of the Company’s total sales, respectively.
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
The United States or foreign governments may enact changes in government trade policies that could adversely impact our ability to sell products in certain countries, particularly in China. For example, the U.S. government has imposed tariffs on certain Chinese imports and, in return, the Chinese government has imposed or proposed tariffs on certain U.S. products. Additionally, export restrictions imposed by the U.S. government, including the addition of licensing requirements by the BIS through the addition of companies to the BIS Entity List, may require us to suspend our business with certain international customers if we conclude or are notified by the U.S. government that such business presents a risk of noncompliance with U.S. regulations. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between certain countries, what products may be subject to such actions, or what actions may be taken by other countries in response. It also may not be possible to anticipate the timing or duration of such tariffs, export restrictions, or other regulatory actions. These government trade policies may materially adversely affect our sales and operations with current customers as well as impede our ability to develop relationships with new customers.
While we have received a license from the U.S. to sell to Huawei Technologies Co., Ltd. ("Huawei"), it is limited to specific products and end customer uses and there is no guarantee that we will be able to obtain a license for the manufacture or sale of future products or for other entities if the U.S government adds other companies to the BIS Entity List and/or subjects them to additional trade restrictions. Despite our receipt of licenses, BIS Entity List restrictions may also encourage Huawei or other foreign customers to seek to obtain a greater supply of similar or substitute products from our competitors that are not subject to these restrictions or to develop their own solutions, especially as the Chinese government invests in developing its domestic semiconductor industry. This decreases our long-term competitiveness as a supplier to Chinese customers.
There is a risk of further escalation and retaliatory actions between the U.S. and other foreign governments. If significant tariffs or other restrictions are placed on goods exported from China or any related counter-measures are taken, our revenue and results of operations may be materially harmed. These tariffs may also make our customers' products more expensive for consumers, which may reduce consumer demand.
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
Security measures at Cirrus Logic and/or within our manufacturing and supply chain are subject to third-party security breaches, employee error, malfeasance, faulty password management, and other irregularities. We manage and store various proprietary information and sensitive or confidential data relating to our business. In addition, we manage and store a significant amount of proprietary and sensitive or confidential information from third parties, such as our customers. Unauthorized insiders and/or third-party hackers (including organized crime and/or foreign government agents) may be able to penetrate our security controls and misappropriate or compromise such confidential information, create system disruptions or cause shutdowns. Hackers also may be able to develop and deploy viruses, worms, phishing attempts, ransomware and other malicious software programs that attack our websites, computer systems, access to critical information, products or otherwise exploit any security vulnerabilities. This risk may be heightened when our employees are working remotely.
For example, we became aware that one of our vendors providing IT infrastructure management software, SolarWinds Corporation, had been compromised by cyberattacks. Although we have not identified any compromise of our IT systems due to the use of SolarWinds software to date, we continue to monitor our network for any potential impact related to the SolarWinds cyberattack. Any breach of our security measures or the loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers, including the potential loss or disclosure of such information or data as a result of the SolarWinds cyberattack, could result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business.
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
On March 11, 2020, the World Health Organization declared a pandemic related to a novel coronavirus, commonly referred to as COVID-19. With the pandemic on-going, we are unable to predict the full extent and nature of the impact that COVID-19 may have on our business, financial condition and results of operations. The COVID-19 pandemic will likely heighten or exacerbate many of the other risks described in the risk factors listed in our filings with the Securities and Exchange Commission.
Although we did not experience any significant disruptions to our supply chain due to COVID-19 in fiscal year 2021, any increase in the severity of the outbreak or additional government measures restricting movement or business operations, could cause a disruption to our supply of products to our customers – particularly with respect to the manufacture of semiconductor wafers that would have to go through extensive qualification to relocate manufacturing to a different fabrication facility. Even if our suppliers and service providers are operational, other third-party suppliers may be closed or not fully operational, resulting in a shortage of some components needed for our products or our customers’ end products. Any disruption of our suppliers or customers and their contract manufacturers would likely impact our inventory, backlog, sales and operating results, as customers may cancel or reschedule orders on short notice. In addition, we have seen some reductions in commercial airline and cargo flights, and disruption to ports and other shipping infrastructure that resulted in increased transport times and costs, which, if those disruptions were to intensify, could affect our ability to timely deliver our products.
Although we did not experience a significant reduction in our overall productivity due to COVID-19 during fiscal year 2021, we have experienced, and expect to continue to experience, disruptions to our business operations, including those resulting from remote work arrangements for the majority of our employees, the implementation of certain measures at our facilities worldwide to protect our employees’ health and safety, government stay-at-home directives, quarantines, self-isolations, travel restrictions, or other restrictions on the ability of our employees to perform their jobs that may impact our ability to develop and design our products in a timely manner, meet required milestones, or win new business. Any increased or additional disruptions to our business operations would likely impact our ability to continue to maintain current levels of productivity.

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
We compete in a number of markets. Our principal competitors in these markets include AKM Semiconductor Inc., Analog Devices Inc., Bestechnic (Shanghai) Co., Dialog Semiconductor PLC, DSP Group, Goodix Technology, Maxim Integrated Products Inc., Qualcomm Incorporated, Realtek Semiconductor Corporation, Shanghai Awinic Technology Co., Ltd., Skyworks Solutions Inc., ST Microelectronics N.V. and Texas Instruments, Inc. Many of these competitors have greater financial, engineering, manufacturing, marketing, technical, distribution, and other resources; broader product lines; and broader intellectual property portfolios. We also expect intensified competition from emerging companies and from customers who develop their own IC products or other technologies. In addition, some of our current and future competitors maintain their own fabrication facilities, which could benefit them in connection with cost, capacity, and technical issues.
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
International sales represented 98 percent of our net sales in each of fiscal years 2021 and 2019, and 99 percent of our net sales in fiscal year 2020. We expect international sales to continue to represent a significant portion of product sales. This reliance on international sales subjects us to the risks of conducting business internationally, including risks associated with political and economic instability, global health conditions, currency controls, exchange rate fluctuations and changes in import/export regulations, and tariff and freight rates. For example, the political or economic instability in a given region may have an adverse impact on the financial position of end users in the region, which could affect future orders and harm our results of operations. Our international sales operations involve a number of other risks including, but not limited to:
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

Because we depend on subcontractors internationally to perform key manufacturing functions for us, we are subject to political, economic, climate and natural disaster risks that could disrupt the fabrication, assembly, packaging, or testing of our products.
We depend on third-party subcontractors, primarily in Asia, for the fabrication, assembly, packaging, and testing of most of our products. International operations may be subject to a variety of risks, including political instability, global health conditions, currency controls, exchange rate fluctuations, changes in import/export regulations, tariff and freight rates, as well as the risks of natural disasters such as earthquakes, tsunamis, and floods. The potential physical impacts of climate change, including high heat events, power or water shortages, fires, rising sea levels, changes in storm patterns or intensities, or other extreme weather conditions, are uncertain and could impact operations at our subcontractors. Any disruption to our manufacturing cycle could adversely affect our operations and financial results.
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
The United Kingdom (U.K.) formally left the E.U. on January 31, 2020. During the ensuing “transition period,” which ended on December 31, 2020, an agreement on the key terms of the U.K.’s withdrawal and its future relationship with the E.U. (the “Trade and Cooperation Agreement”), was negotiated and agreed by the U.K. and E.U. Council (acting on behalf of the E.U. nation governments), thus avoiding a “no-deal” outcome. The terms of the Trade and Cooperation Agreement were provisionally in effect since January 1, 2021, and formally entered into force on 1 May 2021 following ratification by both sides. However, the Trade and Cooperation Agreement does not cover all aspects of the ongoing relationship between the U.K. and E.U. member states. The ongoing nature of the separation process, coupled with the potential for new laws in the U.K., greater restrictions on immigration between the U.K. and E.U. countries that make it more difficult to staff our U.K. operations, changes in tax laws that may negatively impact our effective tax rate, restrictions on imports and exports between the U.K. and E.U. member states, and increased regulatory complexities may adversely affect our operations and financial results.

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
In addition, there is a risk that changes in immigration laws and regulations, or the administration or enforcement of such laws or regulations, can also impair our ability to attract and retain qualified engineering personnel. In the United States, where the majority of our research and development teams are located, future tightening of immigration controls may adversely affect the employment status of non-U.S. engineers and other key technical employees or further impact our ability to hire new non-U.S. employees. Moreover, certain immigration policies in the United States may make it more difficult for us to recruit and retain highly skilled foreign national graduates of universities in the United States, additionally limiting the pool of available talent. In the U.K., where we maintain several design centers, changes to the immigration system brought about by Brexit will likely make it more difficult to employ E.U. nationals to work in the U.K., also limiting our ability to attract and retain qualified technical personnel.

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

Risks Related to Research and Development and New Technologies

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

Security vulnerabilities may exist in our products, which could expose us to significant costs and damage our business.
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
Our customers, particularly in the portable market, could potentially transition to different audio architectures, develop their own competing technologies and integrated circuits, or integrate the functionality that our integrated circuits and software have historically provided into other components in their audio systems. In addition, some of the audio and voice functionality that we have historically provided could be performed outside of our customers’ end product. If our customers were to transition to these different system architectures, our results of operations could be adversely affected by the elimination of the need for our current technology and products, resulting in reduced average selling prices for our components and loss of revenue.

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

Risks Related to our Financial Performance

Shifts in industry-wide capacity and our practice of ordering and purchasing our products based on sales forecasts may result in significant fluctuations in inventory and our quarterly and annual operating results.
We rely on independent foundries and assembly and test houses to manufacture our products. Our reliance on these third-party suppliers involves certain risks and uncertainties. For example, shifts in industry-wide capacity from shortages to oversupply, or from oversupply to shortages, may result in significant fluctuations in our quarterly and annual operating results. In addition, we may order wafers and build inventory in advance of receiving purchase orders from our customers. Because our industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand, order cancellations, or technological obsolescence, there is a risk that we will forecast inaccurately and produce excess inventories of particular products. In addition, if we experience supply constraints or manufacturing problems at a particular supplier, we could be required to switch suppliers or qualify additional suppliers. The substantial majority of our semiconductor wafers are manufactured at a limited number of fabrication facilities and, for a given product, the wafers are typically sourced at a single facility. Switching and/or qualifying additional suppliers could be an expensive process and take as long as six to twelve months to complete, which could result in material adverse fluctuations to our operating results.
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
On July 12, 2016, Cirrus Logic entered into an amended and restated credit agreement (the “Credit Agreement”) which provides for a $300 million senior secured revolving credit facility (the “Credit Facility”). As of March 27, 2021, the Company did not have an outstanding balance under the Credit Facility. The Credit Facility matures on July 12, 2021. To the extent the Company has an outstanding balance, our ability to repay the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive, regulatory and other factors, some of which are beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations or to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, or refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Credit Agreement.

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

Legal and Regulatory Risks

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

Our Bylaws provide, to the fullest extent permitted by applicable law, that the Court of Chancery of the State of Delaware or, if the Court of Chancery does not have jurisdiction, a state court located within the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware, will be the exclusive forum for certain legal actions between the Company and its stockholders, which could increase costs to bring a claim, discourage claims, or limit the ability of the Company’s stockholders to bring a claim in a judicial forum viewed by the stockholders as more favorable for disputes with the Company or the Company’s directors, officers, or other employees.
Our Bylaws provide, to the fullest extent permitted by law, that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware or, if the Court of Chancery does not have jurisdiction, a state court located within the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware, will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of the Company; (b) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, or other employee of the Company to the Company or the Company’s stockholders; (c) any action asserting a claim against the Company or any director, officer, or other employee of the Company pursuant to any provision of the Company’s Certificate of Incorporation or Bylaws (as either may be amended from time to time) or the Delaware General Corporation Law; and (d) any action asserting a claim against the Company or any director, officer, or other employee of the Company governed by the internal affairs doctrine.
The forum selection provision may increase costs to bring a claim, discourage claims, or limit a stockholder’s ability to bring a claim in a judicial forum that such stockholder finds favorable for disputes with the Company or the Company’s directors, officers, or other employees, which may discourage such lawsuits against the Company or the Company’s directors, officers, and other employees. Alternatively, if a court were to find the forum selection provision contained in the Company’s Bylaws to be inapplicable or unenforceable in an action, the Company could incur additional costs associated with resolving such action in other jurisdictions. The exclusive forum provision in the Bylaws will not preclude or decrease the scope of exclusive federal or concurrent jurisdiction for actions brought under the federal securities laws including the Securities Exchange Act of 1934 or the Securities Act of 1933, or the respective rules and regulations promulgated thereunder.

General Risk Factors

Corporate social responsibility initiatives, specifically related to environmental, social and governance ("ESG") matters, may impose additional costs and expose us to emerging areas of risk.
Providing public disclosures regarding ESG matters, for example sustainability reporting, is becoming more broadly expected by investors, shareholders and other third parties. Certain organizations currently, and other organizations may in the future, use such disclosures to evaluate companies regarding ESG activities and publish scores or ratings based upon ESG or “sustainability” metrics. Potential and current investors may use the Company’s ESG ratings to guide their investment strategies and may decrease or withdraw investment, or alternatively increase investment in our competitors, if our ESG performance is perceived to be lagging. The qualitative and quantitative criteria regarding ESG may continue to evolve and we may incur additional costs to satisfy these expectations. We may communicate certain goals or initiatives regarding our ESG activities from time to time, and if we are unable to meet those goals or they are perceived to be inadequate, we could be exposed to reputational damage and other emerging areas of risk.

As we carry only limited insurance coverage, uninsured or under-insured losses could adversely affect our financial condition and results of operations.
Our insurance policies may not be adequate to fully offset losses from covered incidents, and we do not have coverage for certain losses. For example, there is limited coverage available with respect to the services provided by our third-party foundries and assembly and test subcontractors. Although we believe that our existing insurance coverage is consistent with common practices of companies in our industry, our insurance coverage may be inadequate to protect us against product recalls, natural disasters, cybersecurity and/or information security breaches, and other unforeseen catastrophes that could adversely affect our financial condition and results of operations.

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

ITEM 1B.  Unresolved Staff Comments
None.
ITEM 2.  Properties
As of March 27, 2021, our principal facilities are located in Austin, Texas and Edinburgh, Scotland, United Kingdom. The Austin facilities, which we own, consist of approximately 155,000 square feet of office space and are primarily occupied by research and development personnel and testing equipment. In addition, our failure analysis and reliability facility occupies approximately 27,000 square feet.
Additionally, we have various leased facilities in Austin, Texas, consisting of approximately 157,000 square feet. This includes approximately 151,000 square feet of leased space that houses a mixture of administrative personnel as well as research and development personnel.
In connection with a previous acquisition, we acquired a building located in Edinburgh, Scotland, United Kingdom. This building consisted of approximately 50,000 square feet of office space. We sold the building in the fourth quarter of fiscal year 2019 and recorded a $4.9 million gain on the sale. The gain is presented as a separate line item in the Consolidated Statements of Income as “Gain on sale of assets”. Additionally, we lease approximately 110,000 square feet of office space and 27,000 square feet of high quality lab space in Edinburgh. See further details below in Results of Operation.
Below is a detailed schedule that identifies our principal locations of occupied leased and owned property as of March 27, 2021, with various lease terms through calendar year 2028. We believe that these facilities are suitable and adequate to meet our current operating needs.

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
As of May 19, 2021, there were approximately 366 holders of record of our common stock.
The information under the caption “Equity Compensation Plan Information” in the proxy statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on July 30, 2021 (the “Proxy Statement”) is incorporated herein by reference.

Dividend Policy
We have not paid any dividends on our capital stock. We do not anticipate declaring or paying in the foreseeable future any dividends on our capital stock. Any future determination to pay dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend upon our results of operations, financial condition, contractual restrictions, capital requirements, and other factors. Our future ability to pay dividends on our capital stock may be limited by the terms of any future debt that we may incur or any preferred securities that we may issue in the future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended March 27, 2021 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
December 27, 2020 - January 23, 2021	—	$—	—	$—
January 24, 2021 - February 20, 2021	283	88.29	283	380,015
February 21, 2021 - March 27, 2021	235	85.26	235	360,015
Total	518	$86.92	518	$360,015

(1) The Company currently has two active share repurchase programs: the 2019 share repurchase program with a remaining $10.0 million available for repurchase as of March 27, 2021, and the $350 million share repurchase program authorized by the Board of Directors in January 2021. The Company repurchased 0.5 million shares of its common stock for $45.0 million during the fourth quarter of fiscal year 2021. All of these shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of March 27, 2021. The repurchases are to be funded from existing cash and intended to be effected from time to time in accordance with applicable securities laws through the open market or in privately negotiated transactions. The timing of the repurchases and the actual amount purchased depend on a variety of factors including general market and economic conditions and other corporate considerations. The programs do not have an expiration date, do not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company's discretion.

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

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
March 2021

400.00
300.00
200.00
100.00
0.00
3/26/2016
3/25/2017
3/31/2018
3/30/2019
3/28/2020
3/27/2021
Cirrus Logic, Inc.
S&P 500 Index - Total Returns
S&P 500 Semiconductors Index

	3/26/2016	3/25/2017	3/31/2018	3/30/2019	3/28/2020	3/27/2021
Cirrus Logic, Inc.	100.00	174.24	117.87	122.05	179.63	240.81
S&P 500 Index	100.00	117.61	135.17	148.01	135.35	215.31
S&P 500 Semiconductors Index	100.00	138.09	190.71	199.92	209.31	375.65

(1)The graph assumes that $100 was invested in our common stock and in each index at the market close on March 26, 2016, and that all dividends were reinvested. No cash dividends were declared on our common stock during the periods presented.
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

ITEM 6.  Selected Financial Data
This item is no longer required as the Company has elected to early adopt the amendment to Regulation S-K that eliminates Item 301.

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
▪Inventories are recorded at the lower of cost or net realizable value, with cost being determined on a first-in, first-out basis. We write down inventories to net realizable value based on forecasted demand while taking into account product release schedules and product life cycles. We also review and write down inventory, as appropriate, based on the age and condition of the inventory. Actual demand and market conditions may be different from those projected by management, which could have a material effect on our operating results and financial position. See Note 2 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in Item 8.
▪We evaluate the recoverability of property, plant, and equipment and intangible assets by testing for impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. An impairment loss is recognized in the event the carrying value of these assets exceeds the fair value of the applicable assets. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, which could have a material effect on our operating results and financial position. See Note 2 - Summary of Significant Accounting Policies and Note 7 — Intangibles, net and Goodwill of the Notes to Consolidated Financial Statements contained in Item 8. See also Note 11 - Restructuring Costs for discussion of fiscal year 2021 and 2020 asset disposals related to the microelectromechanical systems ("MEMS") restructuring.
▪We evaluate goodwill and other intangible assets for impairment. The Company tests goodwill and other intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management’s assessment of qualitative factors to determine whether it is more likely than not that goodwill and other intangible assets are impaired. If management concludes from its assessment of qualitative factors that it is more likely than not that impairment exists, then a quantitative impairment test will be performed involving management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in these evaluations. Following the quantitative test, an impairment charge would be recorded for the amount the carrying value exceeds the calculated fair value. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. The Company has recorded no goodwill impairments in fiscal years 2021, 2020, and 2019. There were no material other intangible asset impairments in fiscal years 2021, 2020, and 2019.
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
Although we believe our assumptions, judgments and estimates are reasonable, the provision for income taxes in our consolidated financial statements could be significantly impacted by changes in tax laws, interpretations of tax laws, and the resolution of any tax audits. The calculation of our tax liabilities involves assessing uncertainties with respect to the application of complex tax rules. Uncertain tax positions must meet a more likely than not threshold to be recognized in the financial statements and the tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon final settlement. The ultimate settlement of uncertain tax positions may differ from our estimates, which could result in the recognition of a tax benefit or an additional charge to the income tax provision in the relevant period. See Note 18 — Income Taxes of the Notes to Consolidated Financial Statements contained in Item 8 for additional details.
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
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. The Company is currently evaluating the impact of this ASU, but does not expect a material impact to the financial statements upon adoption in the first quarter of fiscal year 2022.
In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321) - Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the FASB Emerging Issues Task Force). This ASU clarifies the interaction of the accounting for equity securities, investments accounted for under the equity method of accounting, and the accounting for certain forward contracts and purchased options. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. The Company is currently evaluating the impact of this ASU, but does not expect a material impact to the financial statements upon adoption in the first quarter of fiscal year 2022.

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
Overview
Cirrus Logic develops low-power, high-precision mixed-signal processing solutions for a broad range of customers. We track operating results in one reportable segment, but report revenue performance by product line, currently audio and high-performance mixed-signal products. See Item 1. Business for discussion of our change to product line classifications in the current fiscal year. In fiscal year 2021, the Company made excellent progress executing on the growth vectors and strategic initiatives that we believe will contribute to our continued success. In the past year, we expanded our position in audio in Android smartphones, gained traction in applications beyond smartphones and further diversified our product portfolio with the introduction of our first camera controller. Design activity and development were robust across our product lines and we made substantial R&D investment in critical technologies and intellectual property that are important to our roadmap.
Fiscal Year 2021
Fiscal year 2021 net sales of $1.37 billion represented an increase over fiscal year 2020 net sales of $1.28 billion. High-performance mixed-signal product line sales of $265.2 million represented a 54.9 percent increase from fiscal year 2020 sales of $171.2 million, primarily attributable to content gains in smartphones. Audio product line sales of $1.10 billion in fiscal year 2021 decreased from fiscal year 2020 sales of $1.11 billion, attributable to headwinds in wired headset codecs and decreased smart codec sales in Android. The decrease was partially offset by higher unit volumes in smartphones as well as content gains in smartphones, tablets and wearables.
Overall, gross margin for fiscal year 2021 was 51.7 percent. The decrease in gross margin for fiscal year 2021 was primarily due to a shift in product mix and typical pricing reductions on certain products, partially offset by cost reductions associated with exiting the MEMS product line. The Company’s number of employees increased to 1,481 as of March 27, 2021. The Company achieved net income of $217.3 million in fiscal year 2021, which included an income tax provision in the amount of $27.9 million.
Fiscal Year 2020
Fiscal year 2020 net sales of $1.28 billion represented an increase over fiscal year 2019 net sales of $1.19 billion. Audio product line sales of $1.11 billion in fiscal year 2020 increased from fiscal year 2019 sales of $1.04 billion, attributable to strong demand for components shipping in smartphones. High-performance mixed signal product line sales of $171.2 million represented a 18.3% increase from fiscal year 2019 sales of $144.7 million attributable to increased content and sales of haptic drivers.
Overall, gross margin for fiscal year 2020 was 52.6 percent. The increase in gross margin for fiscal year 2020 was primarily due to favorable product mix and cost reductions on certain products, and, to a lesser extent, the benefit of lower reserves and supply chain efficiencies versus fiscal year 2019. The Company’s number of employees decreased to 1,443 as of March 28, 2020. The Company achieved net income of $159.5 million in fiscal year 2020, which included an income tax provision in the amount of $21.8 million.

Results of Operations
The following table summarizes the results of our operations for each of the past three fiscal years as a percentage of net sales. All percentage amounts were calculated using the underlying data, in thousands:

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
Net sales	100%	100%	100%
Gross margin	52%	53%	50%
Research and development	25%	27%	32%
Selling, general and administrative	10%	10%	11%
Restructuring	—%	2%	—%
Gain on sale of assets	—%	—%	(1)%
Income from operations	17%	14%	8%
Interest income	1%	—%	1%
Interest expense	—%	—%	—%
U.K. pension settlement	—%	—%	(1)%
Other expense	—%	—%	—%
Income before income taxes	18%	14%	8%
Provision for income taxes	2%	2%	—%
Net income	16%	12%	8%

Net Sales
We report sales in two product categories: audio products and high-performance mixed-signal products. Our sales by product line are shown in the table below (in thousands). Prior periods were retrospectively adjusted to conform to the fiscal year 2021 product line categories. See Note 9 - Revenues for disclosure of revenue associated with modified product line categories and revenue as previously reported under the previous product line groupings.

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
Audio Products	$1,104,060	$1,109,958	$1,040,866
High-Performance Mixed-Signal Products	265,170	171,166	144,658
	$1,369,230	$1,281,124	$1,185,524
Net sales for fiscal year 2021 increased by 6.9 percent, to $1.37 billion from $1.28 billion in fiscal year 2020. The increase in net sales reflects a $94.0 million increase in high-performance mixed-signal product sales, or 54.9 percent, from fiscal year 2020 sales of $171.2 million, which was primarily attributable to content gains in smartphones. This increase was offset by a $5.9 million decrease in audio product sales. The audio product line experienced a decrease in net sales attributable to headwinds in wired headset codecs and decreased smart codec sales in Android. The decrease was partially offset by higher unit volumes in smartphones as well as content gains in smartphones, tablets and wearables.
Net sales for fiscal year 2020 increased by 8.1%, to $1.28 billion from $1.19 billion in fiscal year 2019. The increase in net sales reflects a $69.1 million increase in audio product sales and a $26.5 million increase in high-performance mixed-signal product sales. The audio product line experienced an increase in net sales attributable to content gains, primarily in smartphones and, to a lesser extent, higher unit volumes. In Android, increased sales of boosted amplifiers were offset somewhat by a reduction in smart codec revenue. High-performance mixed-signal product line sales of $171.2 million represented an 18.3% increase from fiscal year 2019 sales of $144.7 million, which was primarily attributable to increased content and sales of haptic drivers.
International sales, including sales to U.S.-based end customers that manufacture products through contract manufacturers or plants located overseas, were approximately $1.3 billion in fiscal years 2021 and 2020 and $1.2 billion in fiscal year 2019, representing 98 percent of net sales in fiscal years 2021 and 2019, and 99 percent in fiscal year 2020. Our sales are denominated primarily in U.S. dollars.

Gross Margin
Overall gross margin of 51.7 percent for fiscal year 2021 reflects a decrease from fiscal year 2020 gross margin of 52.6 percent. The decrease was primarily attributable to a shift in product mix and typical pricing reductions on certain products. This was partially offset by cost reductions associated with exiting the MEMS product line. Changes in excess and obsolete inventory charges, including scrapped inventory, and sales of product written down in prior periods did not have a material impact on margin in fiscal year 2021.
Overall gross margin of 52.6 percent for fiscal year 2020 reflects an increase from fiscal year 2019 gross margin of 50.4 percent. The increase was primarily attributable to favorable product mix and cost reductions on certain products, and, to a lesser extent, the benefit of lower reserves and supply chain efficiencies versus fiscal year 2019. Changes in excess and obsolete inventory charges, including scrapped inventory, and sales of product written down in prior periods did not have a material impact on margin in fiscal year 2020.
Research and Development Expenses
Fiscal year 2021 research and development expenses of $342.8 million reflect a decrease of $4.9 million, or 1 percent, from fiscal year 2020. The overall decrease was attributable to reduced amortization of acquisition intangibles, travel and employee events expenses, depreciation and amortization costs on non-acquisition-related intangibles, and product development costs after exiting the MEMS product line, offset by increases in employee-related expenses, primarily salaries, variable compensation and stock-based compensation.
Fiscal year 2020 research and development expenses of $347.6 million reflect a decrease of $27.5 million, or 7 percent, from fiscal year 2019. The decrease was attributable to reduced amortization of intangibles and increased R&D incentives, offset by increases in employee-related expenses, primarily variable compensation and stock-based compensation.
Selling, General and Administrative Expenses
Fiscal year 2021 selling, general and administrative expenses of $127.0 million reflect a decrease of $4.1 million, or 3 percent, compared to fiscal year 2020. The decrease was primarily attributable to reduced travel and employee events expenses in fiscal year 2021.
Fiscal year 2020 selling, general and administrative expenses of $131.1 million reflect an increase of $4.6 million, or 4 percent, compared to fiscal year 2019. The primary drivers were employee-related expenses, primarily variable compensation, in fiscal year 2020.
Restructuring Costs
During the fourth quarter of fiscal year 2020, the Company approved a restructuring plan (the "MEMS Restructuring"), including discontinuing efforts relating to the MEMS microphone product line. The Company recorded charges of approximately $0.4 million in the first quarter of fiscal year 2021 and $21.9 million in fiscal year 2020, as part of the MEMS Restructuring, which included equipment disposal costs, asset impairment and write-off of intangible assets, and other nonrecurring costs. No additional restructuring charges were incurred for the remainder of fiscal year 2021. See Note 11 - Restructuring Costs for additional details.
Gain on Sale of Assets
In the fourth quarter of fiscal year 2019, the Company sold the previously-acquired Edinburgh, Scotland property, for a gain of $4.9 million, presented as "Gain on sale of assets" in the Consolidated Statements of Income. See Item 2. Properties for additional information.
Interest Income
Interest income in fiscal years 2021, 2020, and 2019, was $6.3 million, $10.5 million, and $8.0 million, respectively. The fluctuations in interest income in fiscal year 2021 and 2020 versus prior years were a function of earnings on average cash, cash equivalent, and marketable securities balances throughout the year.
Interest Expense
The Company reported interest expense of $1.1 million, $1.1 million and $1.1 million for fiscal years 2021, 2020, and 2019, respectively, primarily as a result of the revolving credit facility, described in Note 8.
U.K. Pension Settlement
The Company settled its defined benefit pension scheme in the third quarter of fiscal year 2019. A settlement loss of $13.8 million was recognized, which was the amount of the previously recorded unamortized actuarial pension loss in Accumulated Other Comprehensive Income ("AOCI"). The loss is presented as a separate line item in the Consolidated

Statements of Income under the caption "U.K. pension settlement". The Company has no further contribution obligations going forward.
Other Income (Expense)
In fiscal years 2021, 2020, and 2019 the Company reported $2.8 million, $(1.6) million, and $(0.2) million respectively, in other income (expense), primarily related to remeasurement on foreign currency denominated monetary assets and liabilities.
Provision for Income Taxes
We recorded income tax expense of $27.9 million in fiscal year 2021 on a pre-tax income of $245.2 million, yielding an effective tax rate of 11.4 percent. Our effective tax rate was lower than the U.S. statutory rate of 21.0 percent, primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate, the release of prior year unrecognized tax benefits during fiscal year 2021, and excess tax benefits from stock-based compensation.
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
We recorded income tax expense of $3.8 million in fiscal year 2019 on pre-tax income of $93.7 million, yielding an effective tax provision rate of 4.0 percent. Our effective tax rate was lower than the U.S. statutory rate of 21.0 percent, primarily due to a decrease in the provisional enactment-date effects of the legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), as well as the U.S. federal research and development tax credit and the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate. This overall decrease was partially offset by an increase in valuation allowance related to certain U.S. federal deferred tax assets and state tax attributes due to the likelihood that they will expire or go unutilized.
For additional discussion about our income taxes, see Note 18 - Income Taxes.
Outlook
Given the wide array of uncertainties surrounding the implications of the COVID-19 pandemic, industry-wide supply constraints and the timing of when these challenges will be alleviated, it is difficult to predict our revenue, gross margin and operating expense outlook for fiscal year 2022. Cirrus Logic made meaningful progress in fiscal year 2021 however, with numerous strategic initiatives that we believe position the Company for growth in the coming years. In fiscal year 2022, we expect gross margins to be impacted by capacity constraints driving an increase in third-party manufacturing costs. Additionally, with strong customer engagements and content gains in new products coming to market, we expect revenue growth to accelerate.
Liquidity and Capital Resources
In fiscal year 2021, cash flow from operations was $348.9 million. Operating cash flow during fiscal year 2021 was related to the cash components of our net income and a $33.2 million favorable change in working capital. The favorable change in working capital was driven primarily by a decrease in accounts receivable and increase in accounts payable, partially offset by an increase in inventories. In fiscal year 2020, cash flow from operations was $295.8 million. Operating cash flow during fiscal year 2020 was related to the cash components of our net income, offset by a $2.8 million unfavorable change in working capital. The unfavorable change in working capital was driven primarily by an increase in accounts receivable, partially offset by an increase in payables. In fiscal year 2019, cash flow from operations was $206.7 million. Operating cash flow during fiscal year 2019 was related to the cash components of our net income, offset by a $23.4 million unfavorable change in working capital. The unfavorable change in working capital was driven primarily by a decrease in payables and an increase in accounts receivable, partially offset by a decrease in inventories during the period.
In fiscal year 2021, the Company used $77.7 million in cash for investing activities primarily related to $57.2 million in net purchases of marketable securities, and capital expenditures and technology investments of $20.5 million. In fiscal year 2020, the Company used approximately $100.2 million in cash for investing activities principally related to $78.6 million in net purchases of marketable securities, and capital expenditures and technology investments of $21.6 million. In fiscal year 2019, the Company used approximately $54.7 million in cash for investing activities primarily related to $28.0 million in net purchases of marketable securities, and capital expenditures and technology investments of $35.8 million.
In fiscal year 2021, the Company used $121.2 million related to financing activities. In fiscal year 2020, the Company used $119.6 million in financing activities. In fiscal year 2019, the Company used $171.5 million in financing activities. In fiscal years 2021, 2020, and 2019, the Company utilized approximately $110.0 million, $120.0 million, and $160.0 million, respectively, in cash to repurchase and retire portions of its outstanding common stock. See Note 16 for a description of our share repurchase programs.

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
As of March 27, 2021, the Company had no amounts outstanding under the Credit Facility and was in compliance with all covenants under the Credit Agreement.
See also Note 8 — Revolving Credit Facility.
Off Balance Sheet Arrangements
As of March 27, 2021, the Company did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, that were reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
In our business activities, we incur certain commitments to make future payments under contracts such as debt agreements, purchase orders, operating leases and other long-term contracts.  Maturities under these contracts are set forth in the following table as of March 27, 2021:

	Payment due by period (in thousands)
	< 1 year	1-3 years	3-5 years	> 5 years	Total
Facilities leases, net	$13,747	$28,265	$25,386	$139,915	$207,313
Wafer purchase commitments	220,170	—	—	—	220,170
Assembly purchase commitments	4,009	—	—	—	4,009
Outside test purchase commitments	8,137	—	—	—	8,137
Other purchase commitments	34,025	36,096	—	—	70,121
Interest on revolving line of credit (1)	323	—	—	—	323
Total	$280,411	$64,361	$25,386	$139,915	$510,073

(1)Our debt is subject to a variable interest rate based on LIBOR. The interest included in the table above is based on forecasted commitment fees.

Certain of our operating lease obligations include escalation clauses. These escalating payment requirements are reflected in the table.
We are unable to make a reasonably reliable estimate as to when or if a cash settlement with taxing authorities will occur related to our unrecognized tax benefits. Therefore, our liability of $32.9 million for unrecognized tax benefits is not included in the table above. See Note 18 — Income Taxes, to the Consolidated Financial Statements for additional information.
ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks associated with interest rates on drawn balances of our Revolving Credit Facility and marketable securities, and to currency movements on non-functional currency assets and liabilities. We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. All of the potential changes noted below are based on sensitivity analyses as of March 27, 2021. Actual results may differ materially.
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
To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, the Company performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of March 27, 2021 and March 28, 2020, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $6.2 million and $5.3 million decline in the fair market value of the portfolio, respectively. Such losses would only be realized if the Company sold the investments prior to maturity.
Foreign Currency Exchange Risk
Our revenue and spending is transacted primarily in U.S. dollars; however, in fiscal years 2021, 2020, and 2019, we entered into routine transactions in other currencies to fund the operating needs of certain legal entities outside of the U.S. Our balance sheet also reflects monetary assets and liabilities in certain entities which are remeasured to each entity’s functional currency. Beginning in the first quarter of fiscal year 2020, we began using forward contracts to manage exposure to foreign currency exchange risk attributable to certain non-functional currency balance sheet exposures. Gains and losses from these foreign currency forward contracts are recognized currently in earnings along with the gains and losses resulting from remeasuring the underlying exposures. Because most of the aggregate balance sheet exposure is hedged by forward currency exchange contracts, at the end of any fiscal period a hypothetical 10% plus or minus fluctuation in exchange rates relative to the U.S. dollar would result in an immaterial pretax currency exchange gain or loss. See Note 5 - Derivative Financial Instruments for additional information related to our hedging activities.

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cirrus Logic, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cirrus Logic, Inc. (the Company) as of March 27, 2021 and March 28, 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended March 27, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 27, 2021 and March 28, 2020, and the results of its operations and its cash flows for each of the three fiscal years in the period ended March 27, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 27, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 21, 2021 expressed an unqualified opinion thereon.

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

Inventory valuation
Description of the Matter
At March 27, 2021, the Company’s net inventory balance was $173.3 million. As discussed in Note 2 of the financial statements, inventories are stated at the lower of cost or net realizable value, which includes considerations for inventory becoming obsolete or in excess of management’s forecasted customer unit demand. The Company writes down inventories to net realizable value based on forecasted customer unit demand while taking into account product release schedules and product life cycles. The Company also writes down inventory, as appropriate, based on the age and condition of the inventory.

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

Uncertain tax positions
Description of the Matter
As described in Note 18 to the consolidated financial statements, the Company has recorded accrued liabilities relating to unrecognized tax benefits resulting from uncertain tax positions of $32.9 million as of March 27, 2021. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Furthermore, the Company’s fiscal years 2017 to 2021 remain open to examination by the major taxing jurisdictions.

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
May 21, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cirrus Logic, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Cirrus Logic, Inc.’s internal control over financial reporting as of March 27, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cirrus Logic, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 27, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 27, 2021 and March 28, 2020, and related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended March 27, 2021, and the related notes and our report dated May 21, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Austin, Texas
May 21, 2021

CIRRUS LOGIC, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 27, 2021	March 28, 2020
Assets
Current assets:
Cash and cash equivalents	$442,164	$292,119
Marketable securities	55,697	22,008
Accounts receivable, net	108,712	153,998
Inventories	173,263	146,725
Prepaid assets	37,576	23,594
Other current assets	25,107	11,752
Total current assets	842,519	650,196
Long-term marketable securities	312,759	283,573
Right-of-use lease assets	133,548	141,274
Property and equipment, net	154,942	158,244
Intangibles, net	22,031	34,430
Goodwill	287,518	287,088
Deferred tax assets	9,977	10,052
Other assets	67,320	27,820
Total assets	$1,830,614	$1,592,677
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$102,744	$78,412
Accrued salaries and benefits	54,849	42,439
Software license agreements	28,006	10,888
Current lease liabilities	14,573	13,580
Other accrued liabilities	13,438	13,318
Total current liabilities	213,610	158,637
Long-term liabilities:
Software license agreements	36,096	3,806
Non-current income taxes	64,020	71,143
Non-current lease liabilities	127,883	129,312
Total long-term liabilities	227,999	204,261
Stockholders’ equity:
Preferred stock, 5.0 million shares authorized but unissued	—	—
Common stock, $0.001 par value, 280,000 shares authorized, 57,652 shares and 58,242 shares issued and outstanding at March 27, 2021 and March 28, 2020, respectively	58	58
Additional paid-in capital	1,498,761	1,434,871
Accumulated deficit	(112,689)	(201,681)
Accumulated other comprehensive income (loss)	2,875	(3,469)
Total stockholders’ equity	1,389,005	1,229,779
Total liabilities and stockholders’ equity	$1,830,614	$1,592,677
The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
Net sales	$1,369,230	$1,281,124	$1,185,524
Cost of sales	661,929	606,957	588,027
Gross profit	707,301	674,167	597,497
Operating expenses
Research and development	342,759	347,647	375,139
Selling, general and administrative	127,008	131,115	126,502
Restructuring costs	352	21,925	—
Gain on sale of assets	—	—	(4,913)
Total operating expenses	470,119	500,687	496,728
Income from operations	237,182	173,480	100,769
Interest income	6,281	10,458	8,017
Interest expense	(1,057)	(1,057)	(1,057)
U.K. pension settlement	—	—	(13,768)
Other income (expense)	2,840	(1,615)	(217)
Income before income taxes	245,246	181,266	93,744
Provision for income taxes	27,902	21,768	3,753
Net income	217,344	159,498	89,991
Basic earnings per share	$3.74	$2.74	$1.50
Diluted earnings per share	$3.62	$2.64	$1.46
Basic weighted average common shares outstanding	58,106	58,317	60,116
Diluted weighted average common shares outstanding	60,060	60,462	61,583
The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
Net income	$217,344	$159,498	$89,991
Other comprehensive income (loss), before tax
Foreign currency translation gain (loss)	1,862	68	(3,125)
Unrealized gain (loss) on marketable securities	5,673	(2,803)	2,823
U.K. pension settlement	—	—	13,814
Cumulative effect of adoption of ASU 2018-02	—	(257)	—
Benefit (provision) for income taxes	(1,191)	589	(3,217)
Comprehensive income	$223,688	$157,095	$100,286
The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
Cash flows from operating activities:
Net income	$217,344	$159,498	$89,991
Adjustments to net cash provided by operating activities:
Depreciation and amortization	47,083	68,237	79,826
Stock-based compensation expense	56,762	53,757	49,689
Deferred income taxes	(5,581)	(5,888)	1,717
(Gain) loss on retirement or write-off of long-lived assets	371	379	(2,713)
Charges for defined benefit pension plan	—	—	11,189
Other non-cash (gains) / charges	(622)	697	429
MEMS restructuring charges	352	21,925	—
Net change in operating assets and liabilities:
Accounts receivable, net	45,286	(33,082)	(14,316)
Inventories	(26,538)	17,765	40,636
Other assets	843	1,379	965
Accounts payable	21,104	27,626	(21,965)
Accrued salaries and benefits	12,410	11,470	(6,432)
Income taxes payable	(18,185)	(9,809)	(7,974)
Other accrued liabilities	(1,684)	(18,139)	(14,348)
Net cash provided by operating activities	348,945	295,815	206,694
Cash flows from investing activities:
Maturities and sales of available-for-sale marketable securities	168,328	170,818	70,840
Purchases of available-for-sale marketable securities	(225,528)	(249,463)	(98,864)
Purchases of property, equipment and software	(18,253)	(15,656)	(31,615)
Investments in technology	(2,222)	(5,920)	(4,143)
Proceeds from the sale of assets	—	—	9,120
Net cash used in investing activities	(77,675)	(100,221)	(54,662)
Cash flows from financing activities:
Issuance of common stock, net of shares withheld for taxes	7,128	18,635	1,616
Repurchase of stock to satisfy employee tax withholding obligations	(18,367)	(18,280)	(13,083)
Repurchase and retirement of common stock	(109,986)	(120,002)	(159,997)
Net cash used in financing activities	(121,225)	(119,647)	(171,464)
Net increase (decrease) in cash and cash equivalents	150,045	75,947	(19,432)
Cash and cash equivalents at beginning of period	292,119	216,172	235,604
Cash and cash equivalents at end of period	$442,164	$292,119	$216,172
Supplemental disclosures of cash flow information
Cash payments during the year for:
Income taxes	$28,988	$22,321	$20,617
Interest	610	457	612
The accompanying notes are an integral part of these financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Total
	Shares	Amount
Balance, March 31, 2018	61,960	$62	$1,312,372	$(139,345)	$(11,361)	$1,161,728
Net income	—	—	—	89,991	—	89,991
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	2,231	2,231
Change in defined benefit pension plan liability, net of tax	—	—	—	—	11,189	11,189
Change in foreign currency translation adjustments	—	—	—	—	(3,125)	(3,125)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	964	1	1,616	(13,083)	—	(11,466)
Repurchase and retirement of common stock	(3,970)	(4)	—	(159,993)	—	(159,997)
Amortization of deferred stock compensation	—	—	49,689	—	—	49,689
Balance, March 30, 2019	58,954	$59	$1,363,677	$(222,430)	$(1,066)	$1,140,240
Net income	—	—	—	159,498	—	159,498
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(2,214)	(2,214)
Change in foreign currency translation adjustments	—	—	—	—	68	68
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	1,418	1	18,634	(18,280)	—	355
Cumulative effect of adoption of ASU 2016-02, net of tax	—	—	—	(726)	—	(726)
Cumulative effect of adoption of ASU 2018-02	—	—	—	257	(257)	—
Repurchase and retirement of common stock	(2,130)	(2)	—	(120,000)	—	(120,002)
Amortization of deferred stock compensation	—	—	52,560	—	—	52,560
Balance, March 28, 2020	58,242	$58	$1,434,871	$(201,681)	$(3,469)	$1,229,779
Net income	—	—	—	217,344	—	217,344
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	4,482	4,482
Change in foreign currency translation adjustments	—	—	—	—	1,862	1,862
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	862	1	7,128	(18,367)	—	(11,238)
Repurchase and retirement of common stock	(1,452)	(1)	—	(109,985)	—	(109,986)
Amortization of deferred stock compensation	—	—	56,762	—	—	56,762
Balance, March 27, 2021	57,652	$58	$1,498,761	$(112,689)	$2,875	$1,389,005
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
We were incorporated in California in 1984, became a public company in 1989, and were reincorporated in the State of Delaware in February 1999. Our primary facility housing engineering, sales and marketing, and administration functions is located in Austin, Texas. We also have offices in various other locations in the United States, United Kingdom, and Asia, including the People’s Republic of China, Hong Kong, South Korea, Japan, Singapore, and Taiwan. Our common stock, which has been publicly traded since 1989, is listed on the NASDAQ's Global Select Market under the symbol CRUS.
Basis of Presentation
We prepare financial statements on a 52- or 53-week year that ends on the last Saturday in March. Fiscal years 2021, 2020 and 2019 were 52-week years.
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
On a quarterly and annual basis, we analyze inventories on a part-by-part basis. Product life cycles and the competitive nature of the industry are factors considered in the evaluation of customer unit demand at the end of each quarterly accounting period. Inventory on-hand in excess of forecasted demand is considered to have reduced market value and, therefore, the cost basis is adjusted to the lower of cost or net realizable value. Typically, market values for excess or obsolete inventories are considered to be zero. Inventory charges recorded for excess and obsolete inventory, including scrapped inventory, were $1.2 million and $2.8 million, in fiscal year 2021 and 2020, respectively. Inventory charges in fiscal year 2021 and 2020 related to a combination of quality issues and inventory exceeding demand.

Inventories were comprised of the following (in thousands):

	March 27, 2021	March 28, 2020
Work in process	$92,073	$82,494
Finished goods	81,190	64,231
	$173,263	$146,725
Property, Plant and Equipment, net
Property, plant and equipment is recorded at cost, net of depreciation and amortization. Depreciation and amortization is calculated on a straight-line basis over estimated economic lives, ranging from 3 to 39 years. Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated useful life. Furniture, fixtures, machinery, and equipment are all depreciated over a useful life of 3 to 10 years, while buildings are depreciated over a period of up to 39 years. In general, our capitalized software is amortized over a useful life of 3 years, with capitalized enterprise resource planning software being amortized over a useful life of 10 years. Gains or losses related to retirements or dispositions of fixed assets are recognized in the period incurred. Additionally, if impairment indicators exist, the Company will assess the carrying value of the associated asset. In the fourth quarter of fiscal year 2019, the Company sold the Edinburgh, Scotland property for a $4.9 million gain presented separately in the Consolidated Statements of Income as "Gain on sale of assets". The Company recorded $0.1 million and $9.6 million of equipment disposal charges, during fiscal year 2021 and the fourth quarter of fiscal year 2020, respectively, related to the MEMS restructuring. See Note 11 — Restructuring Costs for further detail.
Property, plant and equipment was comprised of the following (in thousands):

	March 27, 2021	March 28, 2020
Land	$23,853	$23,853
Buildings	63,803	63,803
Furniture and fixtures	23,733	23,059
Leasehold improvements	52,041	51,525
Machinery and equipment	160,400	159,201
Capitalized software	26,152	25,942
Construction in progress and other	950	892
Total property, plant and equipment	350,932	348,275
Less: Accumulated depreciation and amortization	(195,990)	(190,031)
Property, plant and equipment, net	$154,942	$158,244
Depreciation and amortization expense on property, plant, and equipment for fiscal years 2021, 2020, and 2019 was $24.9 million, $31.9 million, and $32.0 million, respectively.
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
Goodwill is recorded at the time of an acquisition and is calculated as the difference between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. The Company tests goodwill and indefinite lived intangibles for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management’s assessment of qualitative factors to determine whether it is more likely than not that goodwill and other intangible assets are impaired. If management concludes from its assessment of qualitative factors that it is more likely than not that impairment exists, then a quantitative impairment test will be performed involving management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in these evaluations. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. The Company has recorded no goodwill impairments in fiscal years 2021, 2020, and 2019. During the fourth quarter of fiscal year 2020, the Company recorded $10.0 million of intangible asset impairment charges related to the MEMS restructuring. See Note 11 — Restructuring Costs for further detail. There were no material intangible asset impairments in fiscal years 2021 or 2019.
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
Foreign Currency Translation
Some of the Company's subsidiaries utilize the local currency as the functional currency. The Company’s main entities, including the entities that generate the majority of sales and employ the majority of employees, are U.S. dollar functional.
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
We had one contract manufacturer, Henan Fuchi, who represented 25 percent of our consolidated gross trade accounts receivable as of the end of fiscal year 2021. Hongfujin Precision and Pegatron represented 29 percent and 20 percent, respectively of our consolidated gross trade accounts receivable as of the end of fiscal year 2020. No other distributor or customer had receivable balances that represented more than 10 percent of consolidated gross trade accounts receivable as of the end of fiscal year 2021 and 2020.
Since the components we produce are largely proprietary and generally not available from second sources, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may then purchase our products directly from us, from a distributor, or through a third-party manufacturer contracted to produce their end product. For fiscal years 2021, 2020, and 2019, our ten largest end customers represented approximately 93 percent, 93 percent, and 91 percent, of our sales, respectively. For fiscal years 2021, 2020, and 2019, we had one end customer, Apple Inc., who purchased through multiple contract manufacturers and represented approximately 83 percent, 79 percent, and 78 percent, of the Company’s total sales, respectively. No other customer or distributor represented more than 10 percent of net sales in fiscal years 2021, 2020, or 2019.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $0.9 million, $0.9 million, and $1.0 million, in fiscal years 2021, 2020, and 2019, respectively.
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
The following table details the calculation of basic and diluted earnings per share for fiscal years 2021, 2020, and 2019, (in thousands, except per share amounts):

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
Numerator:
Net income	$217,344	$159,498	$89,991
Denominator:
Weighted average shares outstanding	58,106	58,317	60,116
Effect of dilutive securities	1,954	2,145	1,467
Weighted average diluted shares	60,060	60,462	61,583
Basic earnings per share	$3.74	$2.74	$1.50
Diluted earnings per share	$3.62	$2.64	$1.46
The weighted outstanding shares excluded from our diluted calculation for the years ended March 27, 2021, March 28, 2020, and March 30, 2019 were 187 thousand, 543 thousand, and 872 thousand, respectively, as the exercise price of certain outstanding stock options exceeded the average market price during the period.
Accumulated Other Comprehensive Loss
Our accumulated other comprehensive loss is comprised of foreign currency translation adjustments, unrealized gains and losses on investments classified as available-for-sale and, in fiscal year 2019, the settlement of our defined benefit pension plan assets. See Note 17 — Accumulated Other Comprehensive Income (Loss) for additional discussion.
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
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. The Company is currently evaluating the impact of this ASU, but does not expect a material impact to the financial statements upon adoption in the first quarter of fiscal year 2022.
In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321) - Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the FASB Emerging Issues Task Force). This ASU clarifies the interaction of the accounting for equity securities, investments accounted for under the equity method of accounting, and the accounting for certain forward contracts and purchased options. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. The Company is currently evaluating the impact of this ASU, but does not expect a material impact to the financial statements upon adoption in the first quarter of fiscal year 2022.
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
The following table is a summary of available-for-sale securities (in thousands):

As of March 27, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$348,971	$3,403	$(313)	$352,061
Non-U.S. government securities	13,462	172	(1)	13,633
Agency discount notes	2,759	4	(1)	2,762
Total securities	$365,192	$3,579	$(315)	$368,456
The Company typically invests in highly-rated securities with original maturities generally ranging from one to three years. The Company's specifically identified gross unrealized losses of $0.3 million related to securities with total amortized costs of approximately $92.0 million at March 27, 2021. There were no securities that have been in a continuous unrealized loss position for more than 12 months as of March 27, 2021. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of March 27, 2021, the Company does not consider any of its investments to be impaired.

As of March 28, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$286,668	$1,157	$(3,993)	$283,832
Non-U.S. government securities	12,483	260	—	12,743
U.S. Treasury securities	8,839	167	—	9,006
Total securities	$307,990	$1,584	$(3,993)	$305,581
The Company’s specifically identified gross unrealized losses of $4.0 million related to securities with total amortized costs of approximately $172.9 million at March 28, 2020. There were no securities that had been in a continuous unrealized loss position for more than 12 months as of March 28, 2020. As of March 28, 2020, the Company did not consider any of its investments to be impaired.
The cost and estimated fair value of available-for-sale investments by contractual maturity were as follows:

	March 27, 2021		March 28, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$54,895	$55,698	$22,012	$22,008
After 1 year	310,297	312,758	285,978	283,573
Total	$365,192	$368,456	$307,990	$305,581

4. Fair Value of Financial Instruments

The Company has determined that the assets and liabilities in the Company’s financial statements that are required to be measured at fair value on a recurring basis are the Company’s cash equivalents and marketable securities portfolio. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
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
The Company’s long-term revolving facility, described in Note 8, bears interest at a base rate plus applicable margin or LIBOR plus applicable margin.  As of March 27, 2021, there are no amounts drawn under the facility and the fair value is zero.
As of March 27, 2021 and March 28, 2020, the Company has no material Level 3 assets or liabilities. There were no transfers between Level 1, Level 2, or Level 3 measurements for the years ending March 27, 2021 and March 28, 2020.

The following summarizes the fair value of our financial instruments at March 27, 2021 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$405,819	$—	$—	$405,819
Available-for-sale securities
Corporate debt securities	$—	$352,061	$—	$352,061
Non-U.S. government securities	—	13,633	—	13,633
Agency discount notes	—	2,762	—	2,762
	$—	$368,456	$—	$368,456

The following summarizes the fair value of our financial instruments at March 28, 2020 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$237,714	$—	$—	$237,714
Available-for-sale securities
Corporate debt securities	$—	$283,832	$—	$283,832
Non-U.S. government securities	—	12,743	—	12,743
U.S. Treasury securities	9,006	—	—	9,006
	$9,006	$296,575	$—	$305,581

5. Derivative Financial Instruments

Foreign Currency Forward Contracts
Beginning in fiscal year 2020, the Company began using foreign currency forward contracts to reduce the earnings impact that exchange rate fluctuations have on non-functional currency balance sheet exposures. The Company recognizes both the gains and losses on foreign currency forward contracts and the gains and losses on the remeasurement of non-functional currency assets and liabilities within "Other income (expense)" in the consolidated statements of income. The Company does not apply hedge accounting to these foreign currency derivative instruments.
As of March 27, 2021, the Company held one foreign currency forward contract denominated in British Pound Sterling with a notional value of $13.6 million. The fair value of this contract was not material as of March 27, 2021.

The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019	Location
Gain (loss) recognized in income
Foreign currency forward contracts	$3,212	$(4,226)	$—	Other income (expense)

6. Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	March 27, 2021	March 28, 2020
Gross accounts receivable	$108,712	$153,998
Allowance for doubtful accounts	—	—
Accounts receivable, net	$108,712	$153,998
The Company regularly evaluates the collectability of accounts receivable based on age, historical customer payment trends and ongoing customer relations. The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Balance, March 31, 2018	$(203)
Bad debt expense, net of recoveries	(67)
Balance, March 30, 2019	(270)
Bad debt expense, net of recoveries	270
Balance, March 28, 2020	—
Bad debt expense, net of recoveries	—
Balance, March 27, 2021	$—
Recoveries on bad debt were immaterial for the three years presented above.

7. Intangibles, net and Goodwill

The intangibles, net balance included on the Consolidated Balance Sheet was $22.0 million and $34.4 million at March 27, 2021 and March 28, 2020, respectively.
The following information details the gross carrying amount and accumulated amortization of our intangible assets (in thousands):

	March 27, 2021		March 28, 2020
Intangible Category / Weighted-Average Amortization period (in years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core technology (a)	$1,390	$(1,390)	$1,390	$(1,390)
License agreement (a)	440	(440)	440	(440)
Existing technology (7.0)	111,005	(105,870)	111,005	(100,145)
In-process research & development (“IPR&D”) (7.5)	70,936	(62,885)	70,936	(58,284)
Trademarks and tradename (10.0)	3,037	(2,717)	3,037	(2,589)
Customer relationships (10.0)	15,381	(10,346)	15,381	(8,808)
Backlog (a)	220	(220)	220	(220)
Non-compete agreements (a)	470	(470)	470	(470)
Technology licenses (3.0)	25,945	(22,455)	23,820	(19,923)
Total	$228,824	$(206,793)	$226,699	$(192,269)

(a)Intangible assets are fully amortized.

Amortization expense for intangibles in fiscal years 2021, 2020, and 2019 was $14.5 million, $28.3 million, and $47.8 million, respectively. The following table details the estimated aggregate amortization expense for all intangibles owned as of March 27, 2021, for each of the five succeeding fiscal years and in the aggregate thereafter (in thousands):

For the year ended March 26, 2022	$12,533
For the year ended March 25, 2023	$6,726
For the year ended March 30, 2024	$2,231
For the year ended March 29, 2025	$541
For the year ended March 28, 2026	$—
Thereafter	$—
The goodwill balance included on the Consolidated Balance Sheet is $287.5 million and $287.1 million at March 27, 2021 and March 28, 2020, respectively.

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
As of March 27, 2021, the Company had no amounts outstanding under the Credit Facility and was in compliance with all covenants under the Credit Agreement.

9. Revenues

Disaggregation of revenue
We disaggregate revenue from contracts with customers by product line and ship to location of the customer. During the fourth quarter of fiscal year 2021, we adjusted how we report product line revenue to better represent our business and strategic focus. Sales will be designated in the product line categories of Audio and High-Performance Mixed-Signal.

Total net sales based on the product line disaggregation criteria described above are shown in the table below (in thousands). Prior periods were retrospectively adjusted to conform to the fiscal year 2021 product line categories.

Fiscal Year 2021	Portable Products	Non-Portable and Other Products	Total
Audio Products	$998,445	$105,615	$1,104,060
High-Performance Mixed-Signal Products	236,053	29,117	265,170
Total	$1,234,498	$134,732	$1,369,230

Fiscal Year 2020	Portable Products	Non-Portable and Other Products	Total
Audio Products	$1,009,933	$100,025	$1,109,958
High-Performance Mixed-Signal Products	136,985	34,181	171,166
Total	$1,146,918	$134,206	$1,281,124

Fiscal Year 2019	Portable Products	Non-Portable and Other Products	Total
Audio Products	$922,608	$118,258	$1,040,866
High-Performance Mixed-Signal Products	109,441	35,217	144,658
Total	$1,032,049	$153,475	$1,185,524

The geographic regions that are reviewed are China, the United States, and the rest of the world.
Total net sales based on the geographic disaggregation criteria described are as follows (in thousands):

	Fiscal Years Ended
	March 27,	March 28,	March 30,
	2021	2020	2019
China	$1,024,178	$975,090	$922,202
United States	21,708	17,099	26,182
Rest of World	323,344	288,935	237,140
Total	$1,369,230	$1,281,124	$1,185,524

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

The components of net operating lease expense were as follows (in thousands):

	Fiscal Years Ended
	March 27, 2021	March 28, 2020
Operating lease - in excess of 12 months	$14,050	$13,518
Variable lease	4,981	4,721
Short-term lease	151	119
Operating lease income	(1,416)	(1,296)
Total net operating lease expense	$17,766	$17,062

Other information related to operating leases was as follows:

	Fiscal Years Ended
	March 27, 2021	March 28, 2020
Cash paid for amounts included in the measurement of lease liabilities (in thousands)
Operating cash flows from operating leases	$14,954	$13,955
Right-of-use assets obtained in exchange for new operating lease liabilities (in thousands)	805	1,107
Weighted-average remaining lease term - operating leases (in years)	19	20
Weighted-average discount rate - operating leases	4%	4%
As of March 27, 2021, there are no leases that have not yet commenced that would create significant rights and obligations on the Company.

Future lease commitments under non-cancellable leases, including extension options reasonably anticipated to be exercised as of March 27, 2021, are as follows (in thousands):

Fiscal Year	Operating Lease Expense	Operating Lease Income
2022	$14,852	$1,105
2023	14,492	278
2024	14,051	—
2025	13,514	—
2026	11,872	—
Thereafter	139,915	—
Total	$208,696	$1,383
Less imputed interest	(66,240)	—
Total	$142,456	$1,383

Operating lease liabilities consisted of the following (in thousands):

	March 27, 2021	March 28, 2020
Current lease liabilities	$14,573	$13,580
Non-current lease liabilities	127,883	129,312
Total operating lease liabilities	$142,456	$142,892

11. Restructuring Costs

In the fourth quarter of fiscal year 2020, the Company approved a restructuring plan (the “MEMS Restructuring”), including discontinuing efforts relating to the microelectromechanical systems ("MEMS") microphone product line, which allowed the Company to concentrate our resources on projects with an anticipated larger return on investment. The Company recorded charges of $21.9 million as part of the MEMS Restructuring in fiscal year 2020. The MEMS Restructuring was substantially complete as of the first quarter of fiscal year 2021 with a $0.4 million "Restructuring Costs" charge to the income statement. No additional restructuring charges were incurred during fiscal year 2021.
The following table details the total restructuring charges presented in the Consolidated Statements of Income within the "Restructuring Costs" line item (in thousands):

	Fiscal Years Ended
	March 27, 2021	March 28, 2020
Disposal of equipment, net of recovery from sales (a)	$130	$9,578
Impairment and write-off of intangible assets	—	9,961
Other exit costs (b)	222	1,903
Personnel-related charges, net of equity cancellations (c)	—	483
Total	$352	$21,925

a.Fiscal year ended March 28, 2020 includes accelerated depreciation of equipment of $11.5 million, net of $1.9 million of recovery from equipment sold during the fourth quarter of fiscal 2020.
b.Fiscal year ended March 28, 2020 includes $0.6 million of accrued exit costs as of March 28, 2020 which are presented in the “Other accrued liabilities” line item of our Consolidated Balance Sheet.
c.Personnel-related charges consist of severance costs of $1.7 million, net of $1.2 million of equity cancellation benefits and includes $0.4 million of accrued severance as of March 28, 2020 which is presented in the “Other accrued liabilities” line item of our Consolidated Balance Sheet.

Restructuring liabilities are presented in the "Other accrued liabilities" line item of our Consolidated Balance Sheet. The activity related to restructuring liabilities is detailed below (in thousands):

Restructuring Liability
Beginning balance as of March 28, 2020	$982
Other exit costs	222
Cash payments	(1,204)
Ending balance as of March 27, 2021	$—

12. Postretirement Benefit Plans

Defined Benefit Pension Plan
The Company had a defined benefit pension scheme (the “Scheme”), for some individuals in the United Kingdom. On November 30, 2018, the Scheme buy-out was completed and individual policies were established for each member. Completion of the buy-out confirmed full and final settlement of the Scheme, and the unamortized loss previously recorded within AOCI of $13.8 million was recognized within other non-operating expense as "U.K. pension settlement" in the third quarter of fiscal year 2019, with the corresponding tax benefit of $2.6 million being recognized within "Provision for income taxes" in the Consolidated Statements of Income. As the buy-out transaction fully settled, there were no further contributions to the Scheme.
Defined Contribution Plans
We have Defined Contribution Plans (“the Plans”) covering all of our qualifying employees. Under the Plans, employees may elect to contribute any percentage of their annual compensation up to the annual regulatory limits. The Company made matching employee contributions of $7.9 million, $7.5 million, and $7.7 million during fiscal years 2021, 2020, and 2019, respectively.

13. Equity Compensation

The Company is currently granting equity awards from the 2018 Long Term Incentive Plan (the “Plan”), which was approved by stockholders in August 2018 and subsequently amended on July 31, 2020. The Plan provides for granting of stock options, restricted stock awards, performance awards, phantom stock awards, and bonus stock awards, or any combination of the foregoing.  To date, the Company has granted stock options, restricted stock awards, phantom stock awards (also called restricted stock units), and performance awards (also called market stock units). Each stock option granted reduces the total shares available for grant under the Plan by one share. Each full value award granted (including restricted stock awards, restricted stock units and market stock units) reduces the total shares available for grant under the Plan by 1.5 shares. Stock options generally vest between one and four years, and are exercisable for a period of ten years from the date of grant.  Restricted stock units are generally subject to vesting from zero to three years, depending upon the terms of the grant. Market stock units are subject to a vesting schedule of three years.
The following table summarizes the activity in total shares available for grant (in thousands):

Shares
Available for
Grant
Balance, March 31, 2018	3,065
Shares added	2,509
Granted	(2,371)
Forfeited	120
Balance, March 30, 2019	3,323
Shares added	248
Granted	(1,686)
Forfeited	210
Balance, March 28, 2020	2,095
Shares added	3,223
Granted	(1,491)
Forfeited	198
Balance, March 27, 2021	4,025

Stock-based Compensation Expense
The following table summarizes the effects of stock-based compensation on cost of goods sold, research and development, sales, general and administrative, pre-tax income, and net income after taxes for shares granted under the Plan (in thousands, except per share amounts):

	Fiscal Year
	2021	2020	2019
Cost of sales	$900	$908	$877
Research and development	37,483	33,859	29,115
Sales, general and administrative	18,379	18,990	19,697
Effect on pre-tax income	56,762	53,757	49,689
Income Tax Benefit	(9,558)	(9,336)	(5,748)
Total stock-based compensation expense (net of taxes)	47,204	44,421	43,941
Stock-based compensation effects on basic earnings per share	$0.81	$0.76	$0.73
Stock-based compensation effects on diluted earnings per share	0.79	0.73	0.71
The total stock-based compensation expense included in the table above and which is attributable to restricted stock units and market stock units was $53.6 million, $50.0 million, $45.5 million, for fiscal years 2021, 2020, and 2019, respectively. Stock-based compensation expense is presented within operating activities in the Consolidated Statement of Cash Flows.
As of March 27, 2021, there was $105.8 million of compensation costs related to non-vested stock options, restricted stock units, and market stock units granted under the Company’s equity incentive plans not yet recognized in the Company’s financial statements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.28 years for stock options, 1.57 years for restricted stock units, and 1.33 years for market stock units.
In addition to the income tax benefit of stock-based compensation expense shown in the table above, the Company recognized excess tax benefits of $2.2 million, $4.9 million and $0.9 million in fiscal years 2021, 2020, and 2019 respectively.

Stock Options
We estimate the fair value of each stock option on the date of grant using the Black-Scholes option-pricing model using a dividend yield of zero and the following additional assumptions:

	March 27, 2021	March 28, 2020	March 30, 2019
Expected stock price volatility	43.85% - 43.99%	37.17% - 41.61%	38.00% - 38.14%
Risk-free interest rate	0.35% - 0.72%	1.54% - 2.29%	2.57% - 2.94%
Expected term (in years)	4.32 - 4.43	3.81 - 4.55	3.12 - 3.73
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
Using the Black-Scholes option valuation model, the weighted average estimated fair values of employee stock options granted in fiscal years 2021, 2020, and 2019, were $33.81, $29.25, and $16.27, respectively.
During fiscal years 2021, 2020, and 2019, we received a net $7.1 million, $18.6 million, and $1.6 million, respectively, from the exercise of 0.2 million, 0.8 million, and 0.1 million, respectively, stock options granted under the Company’s Stock Plan.
The total intrinsic value of stock options exercised during fiscal year 2021, 2020, and 2019, was $10.2 million, $34.0 million, and $2.6 million, respectively. Intrinsic value represents the difference between the market value of the Company’s common stock at the time of exercise and the strike price of the stock option.
Additional information with respect to stock option activity is as follows (in thousands, except per share amounts):

	Outstanding Options
	Number	Weighted Average Exercise Price
Balance, March 31, 2018	1,740	$31.91
Options granted	280	40.41
Options exercised	(108)	15.03
Options forfeited	(38)	49.62
Options expired	(9)	55.01
Balance, March 30, 2019	1,865	$33.68
Options granted	169	66.93
Options exercised	(780)	23.90
Options forfeited	(27)	50.75
Options expired	(11)	55.03
Balance, March 28, 2020	1,216	$44.01
Options granted	96	77.23
Options exercised	(236)	30.26
Options forfeited	(17)	56.27
Options expired	—	—
Balance, March 27, 2021	1,059	$49.87

Additional information with regards to outstanding options that are vesting, expected to vest, or exercisable as of March 27, 2021 is as follows (in thousands, except years and per share amounts):

	Number of Options	Weighted Average Exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Vested and expected to vest	1,048	$49.68	6.22	$34,926
Exercisable	737	$44.91	5.27	$28,062
In accordance with U.S. GAAP, stock options outstanding that are expected to vest are presented net of estimated future option forfeitures, which are estimated as compensation costs are recognized. Options with a fair value of $4.8 million, $4.7 million, and $4.1 million, became vested during fiscal years 2021, 2020, and 2019, respectively.
The following table summarizes information regarding outstanding and exercisable options as of March 27, 2021 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
		Weighted Average Remaining Contractual Life	Weighted Average Exercise	Number	Weighted Average
Range of Exercise Prices	Number	(years)	Price	Exercisable	Exercise Price
$15.31 - $38.15	177	4.51	$30.06	162	$29.36
$38.34 - $38.99	183	3.04	38.81	169	38.85
$41.49 - $54.65	308	6.72	47.51	234	49.39
$55.72 - $68.43	156	6.72	56.35	123	55.72
$68.56 - $68.56	148	8.61	68.56	49	68.56
$78.00 - $78.00	88	9.93	78.00	—	—
	1,060	6.25	$49.87	737	$44.91
As of March 27, 2021, March 28, 2020, and March 30, 2019, the number of options exercisable was 0.7 million, 0.8 million, and 1.3 million respectively.
Restricted Stock Units
Commencing in fiscal year 2011, the Company began granting restricted stock units (“RSUs”) to select employees. These awards are valued as of the grant date and amortized over the requisite vesting period. Generally, RSUs vest 100 percent on the first to third anniversary of the grant date depending on the vesting specifications. A summary of the activity for RSUs in fiscal year 2021, 2020, and 2019 is presented below (in thousands, except year and per share amounts):

	Shares	Weighted Average Fair Value
March 31, 2018	2,769	$45.70
Granted	1,416	40.57
Vested	(1,176)	33.65
Forfeited	(175)	48.15
March 30, 2019	2,834	$47.99
Granted	1,014	66.76
Vested	(897)	51.20
Forfeited	(271)	50.82
March 28, 2020	2,680	$53.74
Granted	945	71.44
Vested	(881)	52.97
Forfeited	(131)	55.36
March 27, 2021	2,613	$60.31

The aggregate intrinsic value of RSUs outstanding as of March 27, 2021, March 28, 2020, and March 30, 2019 was $216.9 million, $165.9 million, and $119.2 million, respectively. Additional information with regards to outstanding RSUs that are expected to vest as of March 27, 2021, is as follows (in thousands, except year and per share amounts):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (years)
Expected to vest	2,460	$59.95	1.54
RSUs outstanding that are expected to vest are presented net of estimated future forfeitures, which are estimated as compensation costs are recognized. RSUs with a fair value of $46.7 million, $45.9 million, and $39.6 million became vested during fiscal years 2021, 2020, and 2019, respectively. The majority of RSUs that vested in 2021, 2020 and 2019 were net settled such that the Company withheld a portion of the shares to satisfy tax withholding requirements. In fiscal years 2021, 2020, and 2019 the vesting of RSUs reduced the authorized and unissued share balance by approximately 0.9 million and 0.9 million, 1.2 million, respectively. Total shares withheld and subsequently retired out of the Plan were approximately 0.3 million, 0.3 million, and 0.3 million and total payments for the employees’ tax obligations to taxing authorities were $18.4 million, $18.3 million, and $13.1 million for fiscal years 2021, 2020, and 2019, respectively.
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
The fair values estimated from the Monte Carlo simulation were calculated using a dividend yield of zero and the following additional assumptions:

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
Expected stock price volatility	43.85%	37.17% - 41.61%	38.00% - 38.14%
Risk-free interest rate	0.29%	1.59% - 2.28%	2.62% - 3.01%
Expected term (in years)	3.00	3.00	3.00

Using the Monte Carlo simulation, the weighted average estimated fair value of the MSUs granted in fiscal year 2021 was $83.96. A summary of the activity for MSUs in fiscal year 2021, 2020, and 2019 is presented below (in thousands, except year and per share amounts):

	Shares	Weighted Average Fair Value
March 31, 2018	199	$56.16
Granted	68	53.13
Vested	—	—
Forfeited	(101)	43.41
March 30, 2019	166	$62.77
Granted	45	95.89
Vested	—	—
Forfeited	(58)	73.25
March 28, 2020	153	$68.71
Granted	28	83.96
Vested	—	—
Forfeited	(48)	64.92
March 27, 2021	133	$73.29
The aggregate intrinsic value of MSUs outstanding as of March 27, 2021, March 28, 2020, and March 30, 2019 was $11.0 million, $9.5 million, and $7.0 million, respectively. Additional information with regard to outstanding MSUs that are expected to vest as of March 27, 2021 is as follows (in thousands, except year and per share amounts):

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (years)
Expected to vest	126	$72.71	1.29
No MSUs became vested in fiscal years 2021, 2020 or 2019.

14. Commitments and Contingencies

Facilities and Equipment Under Operating Lease Agreements
We currently own our corporate headquarters and select surrounding properties. We lease certain of our other facilities and certain equipment under operating lease agreements, some of which have renewal options. Certain of these arrangements provide for lease payment increases based upon future fair market rates. As of March 27, 2021, our principal facilities are located in Austin, Texas and Edinburgh, Scotland, United Kingdom.
Total rent expense under operating leases was approximately $19.2 million, $18.4 million, and $12.7 million, for fiscal years 2021, 2020, and 2019, respectively. Rental income was $1.4 million, $1.3 million, and $0.2 million, for fiscal years 2021, 2020, and 2019, respectively.
See Note 10 - Leases for minimum future rental commitments and income under all operating leases as of March 27, 2021.
Wafer, Assembly, Test and Other Purchase Commitments
We rely primarily on third-party foundries for our wafer manufacturing needs. Generally, our foundry agreements do not have volume purchase commitments and primarily provide for purchase commitments based on purchase orders. Cancellation fees or other charges may apply and are generally dependent upon whether wafers have been started or the stage of the manufacturing process at which the notice of cancellation is given. As of March 27, 2021, we had foundry commitments of $220.2 million.
In addition to our wafer supply arrangements, we contract with third-party assembly vendors to package the wafer die into finished products. Assembly vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry. We had non-cancelable assembly purchase orders with numerous vendors totaling $4.0 million at March 27, 2021.

Test vendors provide fixed-cost-per-unit pricing, as is common in the semiconductor industry. Our total non-cancelable commitment for outside test services as of March 27, 2021 was $8.1 million.
Other purchase commitments primarily relate to multi-year tool commitments, and were $70.1 million at March 27, 2021.

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

16. Stockholders' Equity

Share Repurchase Program
In January 2019, the Company announced that the Board of Directors authorized a share repurchase program of up to $200 million of the Company's common stock. As of March 27, 2021, the Company had repurchased 2.7 million shares at a cost of $190.0 million, or an average cost of $70.50 per share. All of these shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of March 27, 2021. Approximately $10.0 million remains available for repurchase under this plan. In January 2021, the Board of Directors authorized the repurchase of up to an additional $350 million of the Company’s common stock. As of March 27, 2021, no shares have been repurchased under the new plan.
Preferred Stock
We have 5.0 million shares of Preferred Stock authorized. As of March 27, 2021, we have not issued any of the authorized shares.

17. Accumulated Other Comprehensive Income (Loss)

Our accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments, unrealized gains and losses on investments classified as available-for-sale, and cumulative effects of adopting new accounting standards.
The following table summarizes the changes in the components of accumulated other comprehensive income (loss), net of tax (in thousands):

	Foreign Currency	Unrealized Gains (Losses) on Securities	Cumulative Effect of Adoption of ASU 2018-02	Total
Balance, March 30, 2019	$(1,636)	$570	$—	$(1,066)
Current period foreign exchange translation	68	—	—	68
Current period marketable securities activity	—	(2,803)	—	(2,803)
Cumulative effect of adoption of ASU 2018-02	—	—	(257)	(257)
Tax effect	—	589	—	589
Balance, March 28, 2020	$(1,568)	$(1,644)	$(257)	$(3,469)
Current period foreign exchange translation	1,862	—	—	1,862
Current period marketable securities activity	—	5,673	—	5,673
Tax effect	—	(1,191)	—	(1,191)
Balance, March 27, 2021	$294	$2,838	$(257)	$2,875

18. Income Taxes

Income before income taxes consisted of (in thousands):

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
U.S.	$19,189	$44,154	$41,980
Non-U.S.	226,057	137,112	51,764
	$245,246	$181,266	$93,744

The provision (benefit) for income taxes consists of (in thousands):

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
Current:
U.S.	$981	$5,241	$(7,109)
Non-U.S.	32,428	21,634	12,428
Total current tax provision	$33,409	$26,875	$5,319
Deferred:
U.S.	(192)	(561)	5,441
Non-U.S.	(5,315)	(4,546)	(7,007)
Total deferred tax provision	(5,507)	(5,107)	(1,566)
Total tax provision	$27,902	$21,768	$3,753

The effective income tax rates differ from the rates computed by applying the statutory federal rate to pretax income as follows (in percentages):

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
U.S. federal statutory rate	21.0	21.0	21.0
Foreign income taxed at different rates	(8.4)	(5.5)	(2.9)
Transition tax on deferred foreign income	—	—	(11.8)
Remeasurement of U.S. deferred tax balance	—	—	(0.1)
Research and development tax credits	—	—	(6.7)
Stock-based compensation	(0.8)	(2.7)	(1.0)
Foreign-derived intangible income deduction	(0.3)	(0.8)	(2.8)
Current U.S. tax on foreign earnings	0.4	1.1	2.2
Change in valuation allowance	—	(0.1)	4.4
Release of prior year unrecognized tax benefits	(1.4)	(2.3)	—
Interest related to unrecognized tax benefits	0.3	0.5	1.6
Other	0.6	0.8	0.1
Effective tax rate	11.4	12.0	4.0

The Tax Act was enacted on December 22, 2017 and required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax-deferred. We elected to pay the transition tax over the eight-year period provided in the Tax Act. As of March 27, 2021, the remaining balance of our transition tax obligation is $27.0 million, which will be paid over the next five years.
On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. et al. v. Commissioner which concluded that the regulations relating to the treatment of stock-based compensation expense in intercompany cost-sharing arrangements were invalid. In 2016 the U.S. Internal Revenue Service appealed the decision to the U.S. Court of Appeals for the Ninth Circuit (the “Ninth Circuit”). On July 24, 2018, the Ninth Circuit issued a decision that was subsequently withdrawn and a reconstituted panel conferred on the appeal. On June 7, 2019, the Ninth Circuit reversed the decision of the U.S. Tax Court and upheld the cost-sharing regulations. On February 10, 2020, Altera Corp. filed a Petition for a Writ of Certiorari with the Supreme Court of the United States, which was denied by the Supreme Court on June 22, 2020. Although the issue is now resolved within the Ninth Circuit, the Ninth Circuit's opinion is not binding in other circuits. The potential impact of this issue on the Company, which is not located within the jurisdiction of the Ninth Circuit, is unclear at this time. We will continue to monitor developments related to this issue and the potential impact of those developments on the Company's current and prior fiscal years.
Significant components of our deferred tax assets and liabilities as of March 27, 2021 and March 28, 2020 are (in thousands):

	March 27, 2021	March 28, 2020
Deferred tax assets:
Accrued expenses and allowances	$4,354	$2,750
Net operating loss carryforwards	1,781	2,093
Research and development tax credit carryforwards	12,753	13,066
Stock-based compensation	10,995	8,380
Lease liabilities	17,672	18,095
Other	—	1,260
Total deferred tax assets	$47,555	$45,644
Valuation allowance for deferred tax assets	(12,782)	(12,596)
Net deferred tax assets	$34,773	$33,048
Deferred tax liabilities:
Depreciation and amortization	$4,059	$5,425
Right of use asset	16,987	17,391
Acquisition intangibles	3,100	4,645
Other	650	—
Total deferred tax liabilities	$24,796	$27,461
Total net deferred tax assets	$9,977	$5,587

Deferred tax assets and liabilities are recorded for the estimated tax impact of temporary differences between the tax basis and book basis of assets and liabilities. A valuation allowance is established against a deferred tax asset when it is more likely than not that the deferred tax asset will not be realized. Our valuation allowance increased by $0.2 million in fiscal year 2021 due to current year operations.  The Company maintains a valuation allowance for certain deferred tax assets primarily relating to certain state net operating loss and state tax credit carryforwards due to the likelihood that they will expire or go unutilized. Management believes that the Company’s results from future operations will generate sufficient taxable income in the appropriate jurisdictions and of the appropriate character such that it is more likely than not that the remaining deferred tax assets will be realized.
At March 27, 2021, the Company had gross federal net operating loss carryforwards of $4.4 million, all of which related to acquired companies and are, therefore, subject to certain limitations under Section 382 of the Internal Revenue Code. The federal net operating loss carryforwards expire in fiscal years 2022 through 2031. In addition, at March 27, 2021 the Company had gross foreign net operating loss carryforwards of $0.3 million that do not expire and gross state net operating loss carryforwards of $12.2 million that expire in fiscal years 2022 through 2029. In addition, the Company had $12.9 million of state business tax, minimum tax, and research and development tax credit carryforwards. Certain of these state tax credits will expire in fiscal years 2022 through 2034, and others do not expire.

At March 27, 2021, unremitted earnings of our foreign subsidiaries that can be distributed without tax consequence, other than withholding taxes that may apply based on the jurisdiction of the subsidiary, are not expected to be indefinitely reinvested. No taxes have been accrued for foreign withholding taxes on these earnings as these amounts are not material. We have not provided additional income taxes for other outside basis differences inherent in our foreign entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to all other outside basis differences in these entities is not practicable at this time.
The following table summarizes the changes in the unrecognized tax benefits (in thousands):

	March 27, 2021	March 28, 2020
Beginning balance	$36,208	$39,746
Additions based on tax positions related to the current year	—	615
Reductions based on tax positions related to the prior years	(3,329)	(4,153)
Ending balance	$32,879	$36,208
At March 27, 2021, the Company had gross unrecognized tax benefits of $32.9 million, all of which would impact the effective tax rate if recognized. During fiscal year 2021, the Company recorded a decrease of $3.3 million related to prior year unrecognized tax positions. The Company’s unrecognized tax benefits are classified as “Non-current income taxes” in the Consolidated Balance Sheet.
The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. During fiscal years 2021 and 2020 we recognized interest expense, net of tax, of approximately $0.7 million and $0.9 million, respectively. The total amount of interest accrued as of March 27, 2021 was $4.1 million.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Fiscal years 2017 through 2021 remain open to examination by the major taxing jurisdictions to which the Company is subject, although carry forward attributes that were generated in tax years prior to fiscal year 2017 may be adjusted upon examination by the tax authorities if they have been, or will be, used in a future period.  The Company's fiscal year 2017, 2018, and 2019 federal income tax returns are under examination by the U.S. Internal Revenue Service.  The Company believes it has accrued adequate reserves related to the matters under examination. The Company is not under an income tax audit in any other major taxing jurisdiction.

19. Segment Information

We determine our operating segments in accordance with Financial Accounting Standards Board (“FASB”) guidelines. Our Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker under these guidelines.
The Company operates and tracks its results in one reportable segment, but reports revenue performance in two product lines: Audio and High-Performance Mixed-Signal. Our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources, rather than detailed information at a product line level. Additionally, our product lines have similar characteristics and customers. They share operations support functions such as sales, public relations, supply chain management, various research and development and engineering support, in addition to the general and administrative functions of human resources, legal, finance and information technology. Therefore, there is no complete, discrete financial information maintained for these product lines. Revenue by product line is disclosed in Note 9 - Revenues. Geographic details of revenue and property, plant and equipment are included below.

Geographic Area
The following illustrates sales by ship to location of the customer (in thousands):

	Fiscal Years Ended
	March 27, 2021	March 28, 2020	March 30, 2019
China	$1,024,178	$975,090	$922,202
Hong Kong	170,605	205,314	166,460
South Korea	42,403	12,218	856
Japan	32,124	8,149	9,210
United States	21,708	17,099	26,182
Rest of World	78,212	63,254	60,614
Total consolidated sales	$1,369,230	$1,281,124	$1,185,524

The following illustrates property, plant and equipment, net, by geographic locations, based on physical location (in thousands):

	Fiscal Years Ended
	March 27, 2021	March 28, 2020
United States	$116,649	$117,690
United Kingdom	29,895	36,049
Rest of World	8,398	4,505
Total consolidated property, plant and equipment, net	$154,942	$158,244

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
The unaudited quarterly statement of operations data for each quarter of fiscal years 2021 and 2020 were as follows (in thousands, except per share data):

	Fiscal Year 2021
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$242,573	$347,325	$485,795	$293,537
Gross profit	127,472	180,210	251,500	148,119
Net income	18,209	59,486	114,368	25,281
Basic income per share	$0.31	$1.02	$1.97	$0.44
Diluted income per share	0.30	0.99	1.91	0.42

	Fiscal Year 2020
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$238,253	$388,912	$374,668	$279,291
Gross profit	122,494	207,933	197,505	146,235
Net income	4,618	76,210	68,512	10,158
Basic income per share	$0.08	$1.31	$1.18	$0.17
Diluted income per share	0.08	1.27	1.13	0.17

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(e) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer (CEO) and chief financial officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were effective as of March 27, 2021.

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
Based on its assessment of internal control over financial reporting, management has concluded that our internal control over financial reporting was effective as of March 27, 2021, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting as of March 27, 2021, included in Item 8 of this report.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended March 27, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III
ITEM 10.   Directors, Executive Officers and Corporate Governance
The information set forth in the proxy statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on July 30, 2021 (the “Proxy Statement”) under the headings Corporate Governance, Proposals to be Voted on — Proposal No. 1 — Election of Directors, and Delinquent Section 16(a) Reports, if applicable, is incorporated herein by reference. The Company has adopted a Code of Conduct ("the Code") that applies to all of its directors, officers, and employees. A copy of the Code can be found within the Corporate Governance section of our “Investors” page on our website at investor.cirrus.com. We intend to satisfy the disclosure requirements of the SEC regarding amendments to, or waivers from, the Code by posting such information on the same website.
ITEM 11.   Executive Compensation
The information set forth in the Proxy Statement under the headings Director Compensation Arrangements, Compensation Discussion and Analysis, Compensation Committee Report, Consideration of Risk Related to Compensation Programs, Executive Compensation Tables, Pay Ratio Disclosure, and Proposals to be Voted on — Proposal No. 3 — Advisory Vote to Approve Executive Compensation is incorporated herein by reference. .
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
ITEM 15.   Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Report:
1.Consolidated Financial Statements
▪Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm.
▪Consolidated Balance Sheets as of March 27, 2021 and March 28, 2020.
▪Consolidated Statements of Income for the fiscal years ended March 27, 2021, March 28, 2020, and March 30, 2019.
▪Consolidated Statements of Comprehensive Income for the fiscal years ended March 27, 2021, March 28, 2020, and March 30, 2019.
▪Consolidated Statements of Cash Flows for the fiscal years ended March 27, 2021, March 28, 2020, and March 30, 2019.
▪Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 27, 2021, March 28, 2020, and March 30, 2019.
▪Notes to Consolidated Financial Statements.
2.Financial Statement Schedules
All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

3.Exhibits
The following exhibits are files as part of or incorporated by reference into this Annual Report on Form 10-K.

Number	Description
3.1	Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998. (1)
3.2	Amended and Restated Bylaws of Registrant. (2)
4.1	Description of Securities. (13)
10.1+	Cirrus Logic, Inc. 2006 Stock Incentive Plan, amended and restated as of May 26, 2015. (6)
10.2+	Form of Stock Option Agreement for options granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (3)
10.3+	Form of Stock Option Agreement for options for U.K. Employees under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (9)
10.4+	Form of Notice of Grant of Stock Option for options granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (3)
10.5+	Form of Stock Option Agreement for Outside Directors under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (5)
10.6+	Form of Restricted Stock Unit Agreement for U.S. Employees under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (4)
10.7+	Form of Restricted Stock Unit Agreement for U.K. Employees under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (8)
10.8+	Form of Notice of Grant of Restricted Stock Units granted under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (4)
10.9+	Form of Performance Award Agreement for U.S. Employees under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (7)
10.10+	Form of Notice of Performance Award Agreement for U.S. Employees under the Cirrus Logic Inc. 2006 Stock Incentive Plan. (8)

10.11+	Form of Performance Award Agreement for U.K. Employees under the Cirrus Logic, Inc. 2006 Stock Incentive Plan. (9)
10.12+	Executive Severance and Change of Control Plan, effective as of October 1, 2007, as amended and restated on April 1, 2018. (11)
10.13+	2007 Management and Key Individual Contributor Incentive Plan, as amended on May 20, 2016. (9)
10.14+	Cirrus Logic, Inc. 2018 Long Term Incentive Plan. (12)
10.15+	First Amendment to the Cirrus Logic, Inc. 2018 Long Term Incentive Plan (15)
10.16+	Form of Restricted Stock Unit Agreement. (12)
10.17+	Form of Notice of Grant of Restricted Stock Units. (12)
10.18+	Form of Performance Award Agreement. (12)
10.19+	Form of Notice of Grant of Performance Award. (12)
10.20+	Form of Stock Option Agreement. (12)
10.21+	Form of Notice of Grant of Stock Option. (12)
10.22+	Form of Notice of Grant of Stock Award. (12)
10.23+	Transition Agreement, dated October 30, 2020. (14)
10.24
Amended and Restated Credit Agreement among the Company, Wells Fargo Bank, National Association, as Administrative Agent and Initial Issuing Lender, and Bank of America, N.A., as Syndication Agent. (10)

21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page).
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+ Indicates a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the SEC on June 22, 2001 (Registration No. 000-17795).
(2)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the Commission on March 26, 2021 (Registration No. 000-17795).
(3)	Incorporated by reference from Registration’s Statement on Form S-8 filed with the SEC on August 1, 2006 (Registration No. 000-17795).
(4)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on October 7, 2010.
(5)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on August 1, 2007.
(6)	Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on June 2, 2015.
(7)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on September 22, 2014.
(8)	Incorporated by reference from Registrant’s Report on Form 10-K filed with the SEC on May 27, 2015 (Registration No. 000-17795).
(9)	Incorporated by reference from Registrant’s Report on Form 10-K filed with the SEC on May 25, 2016 (Registration No. 000-17795).
(10)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on July 15, 2016 (Registration No. 000-17795).
(11)	Incorporated by reference from Registrant’s Report on Form 10-K filed with the SEC on May 30, 2018 (Registration No. 000-17795).
(12)	Incorporated by reference from Registrant’s Statement on Form S-8 filed with the SEC on August 3, 2018 (Registration No. 333-226578).
(13)	Incorporated by reference from Registrant's Report on Form 10-Q filed with the SEC on August 3, 2020 (Registration No. 000-17795).
(14)	Incorporated by reference from Registrant’s Report on Form 8-K filed with the SEC on November 2, 2020 (Registration No. 000-17795).
(15)	Incorporated by reference to Exhibit 1 to the Registrant’s Definitive Proxy Statement filed with the SEC on June 3, 2020 (Registration No. 000-17795).

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

CIRRUS LOGIC, INC.

By:	/S/ THURMAN K. CASE
Thurman K. Case
Vice President, Chief Financial Officer and Principal Accounting Officer
May 21, 2021

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
Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities and on the dates indicated have signed this report below:

Signature	Title	Date

/s/ JOHN M. FORSYTH	President and Chief Executive Officer	May 21, 2021
John M. Forsyth

/s/ THURMAN K. CASE	Vice President, Chief Financial Officer and Principal Accounting Officer	May 21, 2021
Thurman K. Case

/s/ JOHN C. CARTER	Director	May 21, 2021
John C. Carter

/s/ ALEXANDER M. DAVERN	Director	May 21, 2021
Alexander M. Davern

/s/ TIMOTHY R. DEHNE	Director	May 21, 2021
Timothy R. Dehne

/s/ DEIRDRE R. HANFORD	Director	May 21, 2021
Deirdre R. Hanford

/s/ CATHERINE P. LEGO	Director	May 21, 2021
Catherine P. Lego

/s/ ALAN R. SCHUELE	Director	May 21, 2021
Alan R. Schuele

/s/ DAVID J. TUPMAN	Director	May 21, 2021
David J. Tupman