Form 10-Q
period 2021-06-26
CIRRUS LOGIC, INC.
filed 2021-07-28
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2021

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
Yes ☐    No ☑
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of July 26, 2021 was 57,597,723.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED JUNE 26, 2021

Part I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	June 26,	March 27,
	2021	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$385,127	$442,164
Marketable securities	60,503	55,697
Accounts receivable, net	136,534	108,712
Inventories	192,722	173,263
Prepaid assets	37,064	37,576
Other current assets	27,394	25,107
Total current assets	839,344	842,519

Long-term marketable securities	311,643	312,759
Right-of-use lease assets	131,446	133,548
Property and equipment, net	158,451	154,942
Intangibles, net	18,429	22,031
Goodwill	287,518	287,518
Deferred tax assets	19,482	9,977
Other assets	47,693	67,320
Total assets	$1,814,006	$1,830,614

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$95,232	$102,744
Accrued salaries and benefits	37,220	54,849
Software license agreements	23,089	28,006
Current lease liabilities	14,662	14,573
Other accrued liabilities	16,298	13,438
Total current liabilities	186,501	213,610

Long-term liabilities:
Software license agreements	30,087	36,096
Non-current income taxes	64,245	64,020
Non-current lease liabilities	126,442	127,883
Total long-term liabilities	220,774	227,999

Stockholders' equity:
Capital stock	1,514,549	1,498,819
Accumulated deficit	(109,754)	(112,689)
Accumulated other comprehensive income	1,936	2,875
Total stockholders' equity	1,406,731	1,389,005
Total liabilities and stockholders' equity	$1,814,006	$1,830,614

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended
	June 26,	June 27,
	2021	2020
Net sales	$277,253	$242,573
Cost of sales	137,307	115,101
Gross profit	139,946	127,472
Operating expenses
Research and development	85,696	78,741
Selling, general and administrative	35,147	29,704
Restructuring costs	—	352
Total operating expenses	120,843	108,797
Income from operations	19,103	18,675
Interest income	1,020	1,835
Interest expense	(259)	(259)
Other income (expense)	(242)	111
Income before income taxes	19,622	20,362
Provision for income taxes	2,413	2,153
Net income	$17,209	$18,209

Basic earnings per share	$0.30	$0.31
Diluted earnings per share	$0.29	$0.30
Basic weighted average common shares outstanding	57,582	58,313
Diluted weighted average common shares outstanding	59,513	60,280

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands; unaudited)

	Three Months Ended
	June 26,	June 27,
	2021	2020
Net income	$17,209	$18,209
Other comprehensive income (loss), before tax
Foreign currency translation gain (loss)	(52)	1,014
Unrealized gain (loss) on marketable securities	(1,123)	9,488
Benefit (provision) for income taxes	236	(1,992)
Comprehensive income	$16,270	$26,719

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three Months Ended
	June 26,	June 27,
	2021	2020
Cash flows from operating activities:
Net income	$17,209	$18,209
Adjustments to reconcile net income to net cash (used in) generated by operating activities:
Depreciation and amortization	11,898	11,745
Stock-based compensation expense	14,985	13,306
Deferred income taxes	(9,270)	673
Other non-cash adjustments	108	107
MEMS restructuring charges	—	352
Net change in operating assets and liabilities:
Accounts receivable, net	(27,822)	17,459
Inventories	(19,459)	(52,607)
Other assets	(6,457)	(3,545)
Accounts payable and other accrued liabilities	(21,740)	2,553
Income taxes payable	13,752	(7,750)
Net cash (used in) generated by operating activities	(26,796)	502

Cash flows from investing activities:
Maturities and sales of available-for-sale marketable securities	49,158	33,965
Purchases of available-for-sale marketable securities	(53,969)	(41,017)
Purchases of property, equipment and software	(10,835)	(2,054)
Investments in technology	(1,068)	(77)
Net cash used in investing activities	(16,714)	(9,183)

Cash flows from financing activities:
Issuance of common stock, net of shares withheld for taxes	746	3,061
Repurchase of stock to satisfy employee tax withholding obligations	(1,772)	(577)
Repurchase and retirement of common stock	(12,501)	—
Net cash (used in) generated by financing activities	(13,527)	2,484

Net decrease in cash and cash equivalents	(57,037)	(6,197)

Cash and cash equivalents at beginning of period	442,164	292,119
Cash and cash equivalents at end of period	$385,127	$285,922

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands; unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Total
Three Months Ended	Shares	Amount
Balance, March 28, 2020	58,242	$58	$1,434,871	$(201,681)	$(3,469)	$1,229,779
Net income	—	—	—	18,209	—	18,209
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	7,496	7,496
Change in foreign currency translation adjustments	—	—	—	—	1,014	1,014
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	139	—	3,062	(577)	—	2,485
Stock-based compensation	—	—	13,306	—	—	13,306
Balance, June 27, 2020	58,381	$58	$1,451,239	$(184,049)	$5,041	$1,272,289

Balance, March 27, 2021	57,652	$58	$1,498,761	$(112,689)	$2,875	$1,389,005
Net income	—	—	—	17,209	—	17,209
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(887)	(887)
Change in foreign currency translation adjustments	—	—	—	—	(52)	(52)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	61	—	745	(1,773)	—	(1,028)
Repurchase and retirement of common stock	(166)	—	—	(12,501)	—	(12,501)
Stock-based compensation	—	—	14,985	—	—	14,985
Balance, June 26, 2021	57,547	$58	$1,514,491	$(109,754)	$1,936	$1,406,731

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation

The consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. (“Cirrus Logic,” “we,” “us,” “our,” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  The accompanying unaudited consolidated condensed financial statements do not include complete footnotes and financial presentations.  As a result, these financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended March 27, 2021, included in our Annual Report on Form 10-K filed with the Commission on May 21, 2021.  In our opinion, the financial statements reflect all material adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented.  The preparation of financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses.  Actual results could differ from those estimates and assumptions.  Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.

2. Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year, with early adoption permitted. The Company adopted this ASU in the first quarter of fiscal year 2022, with no material impact to the financial statements.

In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321) - Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the FASB Emerging Issues Task Force). This ASU clarifies the interaction of the accounting for equity securities and investments accounted for under the equity method of accounting, and the accounting for certain forward contracts and purchased options. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year, with early adoption permitted. The Company adopted this ASU in the first quarter of fiscal year 2022, with no material impact to the financial statements.

In May 2020, the SEC adopted final rules that amend the financial statement requirements for significant business acquisitions and dispositions. Among other things, the rules modify the significance tests and improve the disclosure requirements for acquired or to be acquired businesses and related pro forma financial information, the periods those financial statements must cover, and the form and content of the pro forma financial information. The final rules were effective January 1, 2021. The Company is currently evaluating the final rules and will incorporate applicable changes in conjunction with its recently-announced business acquisition described in Note 16 - Subsequent Events.

3. Marketable Securities

The Company’s investments have been classified as available-for-sale securities in accordance with U.S. GAAP.  Marketable securities are categorized on the consolidated condensed balance sheet as "Marketable securities", within the short-term or long-term classification, as appropriate.

The following table is a summary of available-for-sale securities at June 26, 2021 (in thousands):

As of June 26, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$353,303	$2,343	$(315)	$355,331
Non-U.S. government securities	12,945	121	(6)	13,060
Agency discount notes	3,757	1	(3)	3,755
Total securities	$370,005	$2,465	$(324)	$372,146

The Company typically invests in highly-rated securities with original maturities generally ranging from one to three years. The Company's specifically identified gross unrealized losses of $0.3 million related to securities with total amortized costs of approximately $125.6 million at June 26, 2021. There were no securities that had been in a continuous unrealized loss position for more than 12 months as of June 26, 2021. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of June 26, 2021, the Company does not consider any of its investments to be impaired.

The following table is a summary of available-for-sale securities at March 27, 2021 (in thousands):

As of March 27, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$348,971	$3,403	$(313)	$352,061
Non-U.S. government securities	13,462	172	(1)	13,633
Agency discount notes	2,759	4	(1)	2,762
Total securities	$365,192	$3,579	$(315)	$368,456

The Company's specifically identified gross unrealized losses of $0.3 million related to securities with total amortized costs of approximately $92 million at March 27, 2021. There were no securities that had been in a continuous unrealized loss position for more than 12 months as of March 27, 2021. As of March 27, 2021, the Company did not consider any of its investments to be impaired.

The cost and estimated fair value of available-for-sale securities by contractual maturities were as follows (in thousands):

	June 26, 2021		March 27, 2021
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$59,717	$60,503	$54,895	$55,698
After 1 year	310,288	311,643	310,297	312,758
Total	$370,005	$372,146	$365,192	$368,456

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

The Company’s cash equivalents and marketable securities portfolio consist of money market funds, debt securities, non-U.S. government securities and securities of U.S. government-sponsored enterprises and are reflected on our consolidated condensed balance sheets under the headings cash and cash equivalents, marketable securities, and long-term marketable securities.  The Company determines the fair value of its marketable securities portfolio by obtaining non-binding market prices from third-party pricing providers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.

The Company's long-term revolving credit facility, described in Note 8, bears interest at a base rate plus applicable margin or LIBOR plus applicable margin. As of June 26, 2021, there are no amounts drawn under the credit facility and the fair value is zero.

As of June 26, 2021 and March 27, 2021, the Company has no material Level 3 assets or liabilities.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three months ended June 26, 2021.

The following summarizes the fair value of our financial instruments at June 26, 2021 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$333,623	$—	$—	$333,623

Available-for-sale securities
Corporate debt securities	$—	$355,331	$—	$355,331
Non-U.S. government securities	—	13,060	—	13,060
Agency discount notes	—	3,755	—	3,755
	$—	$372,146	$—	$372,146

The following summarizes the fair value of our financial instruments at March 27, 2021 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$405,819	$—	$—	$405,819

Available-for-sale securities
Corporate debt securities	$—	$352,061	$—	$352,061
Non-U.S. government securities	—	13,633	—	13,633
Agency discount notes	—	2,762	—	2,762
	$—	$368,456	$—	$368,456

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

As of June 26, 2021, the Company held one foreign currency forward contract denominated in British Pound Sterling with a notional value of $12.1 million. The fair value of this contract was not material as of June 26, 2021.

The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Three Months Ended
	June 26,	June 27,
	2021	2020	Location
Gain (loss) recognized in income:
Foreign currency forward contracts	$332	$1,183	Other income (expense)

6. Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	June 26,	March 27,
	2021	2021
Gross accounts receivable	$136,534	$108,712
Allowance for doubtful accounts	—	—
Accounts receivable, net	$136,534	$108,712

7. Inventories

Inventories are comprised of the following (in thousands):

	June 26,	March 27,
	2021	2021
Work in process	$83,453	$92,073
Finished goods	109,269	81,190
	$192,722	$173,263

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

As of June 26, 2021, the Company had no amounts outstanding under the Credit Facility and was in compliance with all covenants under the Credit Agreement.

See Note 16 - Subsequent Events for details on second amended and restated credit agreement related to this Credit Facility.

9. Revenues

Disaggregation of revenue

We disaggregate revenue from contracts with customers by product line and ship to location of the customer. During the fourth quarter of fiscal year 2021, we adjusted how we report product line revenue to better represent our business and strategic focus. Sales are designated in the product line categories of Audio and High-Performance Mixed-Signal.

Total net sales based on the product line disaggregation criteria described above are shown in the table below (in thousands). Prior periods were retrospectively adjusted to conform to the new product line categories.

	Three Months Ended
	June 26,	June 27,
	2021	2020
Audio Products	$217,355	$206,449
High-Performance Mixed-Signal Products	59,898	36,124
	$277,253	$242,573

The geographic regions that are reviewed are China, the United States, and the rest of the world. Total net sales based on the geographic disaggregation criteria described are as follows (in thousands):

	Three Months Ended
	June 26,	June 27,
	2021	2020
China	$168,325	$195,471
United States	6,019	4,076
Rest of World	102,909	43,026
	$277,253	$242,573
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

The Company estimates all variable consideration at the most likely amount that it expects to be entitled to receive. The estimate is based on current and historical information, including recent sales activity and pricing, available to the Company. Variable consideration is only included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company defers all variable consideration that does not meet the revenue recognition criteria.

10. Restructuring Costs

During the fourth quarter of fiscal year 2020, the Company approved a restructuring plan (the “MEMS Restructuring”), including discontinuing efforts relating to the microelectromechanical systems ("MEMS") microphone product line, which allowed the Company to concentrate resources on projects with an anticipated larger return on investment. The MEMS Restructuring was substantially complete as of the first quarter of fiscal year 2021 with a $0.4 million "Restructuring Costs" charge to the income statement. No additional restructuring charges have been incurred since the first quarter of fiscal year 2021.

11. Income Taxes
Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, and any applicable income tax credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended
	June 26,	June 27,
	2021	2020
Income before income taxes	$19,622	$20,362
Provision for income taxes	$2,413	$2,153
Effective tax rate	12.3%	10.6%

Our income tax expense was $2.4 million and $2.2 million for the first quarters of fiscal years 2022 and 2021, respectively, resulting in effective tax rates of 12.3% and 10.6% for the first quarters of fiscal years 2022 and 2021, respectively.  Our effective tax rate for the first quarter of fiscal year 2022 was lower than the federal statutory rate primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate. Our effective tax rate for the first quarter of fiscal year 2021 was lower than the federal statutory rate primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate and excess tax benefits from stock-based compensation.

The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns.  At June 26, 2021, the Company had unrecognized tax benefits of $32.9 million, all of which would impact the effective tax rate if recognized.  The Company’s total unrecognized tax benefits are classified as “Non-current income taxes" in the consolidated condensed balance sheets. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.  As of June 26, 2021, the balance of accrued interest and penalties, net of tax, was $4.4 million.

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

The following table details the calculation of basic and diluted earnings per share for the three months ended June 26, 2021 and June 27, 2020 (in thousands, except per share amounts):

	Three Months Ended
	June 26,	June 27,
	2021	2020
Numerator:
Net income	$17,209	$18,209
Denominator:
Weighted average shares outstanding	57,582	58,313
Effect of dilutive securities	1,931	1,967
Weighted average diluted shares	59,513	60,280
Basic earnings per share	$0.30	$0.31
Diluted earnings per share	$0.29	$0.30

The weighted outstanding shares excluded from our diluted calculation for the three months ended June 26, 2021 and June 27, 2020 were 114 thousand and 240 thousand, respectively, as the shares were anti-dilutive.

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

14. Stockholders’ Equity

Common Stock

The Company issued a net 0.1 million shares of common stock during each of the three months ended June 26, 2021 and June 27, 2020, pursuant to the Company's equity incentive plans.

Share Repurchase Program

In January 2019, the Company announced that the Board of Directors authorized a share repurchase program of up to $200 million of the Company's common stock. During the three months ended June 26, 2021, the Company completed share repurchases under the 2019 plan. In January 2021, the Board of Directors authorized the repurchase of an additional $350 million of the Company’s common stock. Approximately $2.5 million of the Company’s common stock has been repurchased under the Company’s 2021 share repurchase program, leaving approximately $347.5 million available for repurchase under this plan as of June 26, 2021.  During the three months ended June 26, 2021, the Company repurchased 0.2 million shares of its common stock under these combined plans for $12.5 million, at an average cost of $75.19 per share.

15. Segment Information

We determine our operating segments in accordance with FASB guidelines.  Our Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker under these guidelines.

The Company operates and tracks its results in one reportable segment, but reports revenue in two product lines, Audio and High-Performance Mixed-Signal.  Our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources, rather than detailed information at a product line level.  Additionally, our product lines have similar characteristics and customers.  They share support functions such as sales, public relations, supply chain management, various research and development and engineering support, in addition to the general and administrative functions of human resources, legal, finance and information technology.  Therefore, there is no complete, discrete financial information maintained for these product lines. Revenue by product line is disclosed in Note 9 - Revenues.

16. Subsequent Events

Acquisition

On July 8, 2021, the Company announced that it had entered into an agreement to acquire Lion Semiconductor (the "Acquisition") for $335 million in cash. The Acquisition closed on July 20, 2021. The Acquisition is expected to bring unique intellectual property and products for power applications in smartphones, laptops and other devices and accelerate growth of the Company’s high-performance mixed-signal product line.

Second Amended Credit Agreement

Also on July 8, 2021, the Company entered into a second amended and restated credit agreement (the “Second Amended Credit Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto. The Second Amended Credit Agreement provides for a $300 million senior secured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures on July 8, 2026 (the “Maturity Date”). The Revolving Credit Facility is required to be guaranteed by all of Cirrus Logic’s Subsidiary Guarantors. The Revolving Credit Facility is secured by substantially all the assets of Cirrus Logic and any Subsidiary Guarantors, except for certain excluded assets.

Borrowings under the Revolving Credit Facility may, at Cirrus Logic’s election, bear interest at either (a) Base Rate Loans or (b) LIBOR Rate Loans. The Applicable Margin ranges from 0% to 0.75% per annum for Base Rate Loans and 1.00% to 1.75% per annum for LIBOR Rate Loans based on the ratio of consolidated funded indebtedness to consolidated EBITDA for the most recently ended period of four consecutive fiscal quarters (the “Consolidated Leverage Ratio”). The Second Amended Credit Agreement further provides a method for determining an alternative rate of interest if the LIBOR Rate is no longer available or upon the occurrence of certain other events. A Commitment Fee accrues at a rate per annum ranging from 0.175% to 0.275% (based on the Consolidated Leverage Ratio) on the average daily unused portion of the Commitment of the Lenders.

The Second Amended Credit Agreement contains customary affirmative covenants, including, among others, covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements, and compliance with applicable laws and regulations. Further, the Second Amended Credit Agreement contains customary negative covenants limiting the ability of Cirrus Logic or any Subsidiary to, among other things, incur debt, grant liens, make investments, effect certain fundamental changes, make certain asset dispositions, and make certain restricted payments. The Revolving Credit Facility also contains certain financial covenants providing that (a) the ratio of consolidated funded indebtedness (minus up to $200 million of unrestricted cash and cash equivalents available on such date) to consolidated EBITDA for the prior four consecutive quarters must not be greater than 3.00 to 1.00 (the “Consolidated Net Leverage Ratio”) and (b) the ratio of consolidated EBITDA for the prior four consecutive quarters to consolidated interest expense paid or payable in cash for the prior four consecutive quarters must not be less than 3.00 to 1.00 (the “Consolidated Interest Coverage Ratio”).

Capacity Reservation and Wafer Supply Commitment Agreement

On July 28, 2021, the Company entered into a Capacity Reservation and Wafer Supply Commitment Agreement (the “Commitment Agreement”) with GLOBALFOUNDRIES Singapore Pte. Ltd. (“GlobalFoundries”) to provide the Company a wafer capacity commitment and wafer pricing for Company products for calendar years 2022-2026 (the “Commitment Period”).

The Commitment Agreement requires GlobalFoundries to provide, and the Company to purchase, a defined number of wafers on a quarterly basis for the Commitment Period, subject to shortfall payments. In exchange for GlobalFoundries’ capacity commitment, the Company agreed to pay a $50 million non-refundable capacity reservation fee. In addition, the Company agreed to pre-pay GlobalFoundries $175 million for future wafer purchases, which will be credited back to the Company as a portion of the price of wafers purchased beginning in the third quarter of calendar year 2023.

The Company currently estimates that it is obligated to purchase at least approximately $1.6 billion of wafers from GlobalFoundries for calendar years 2022 to 2026 under the Commitment Agreement.

In addition, the Commitment Agreement provides the Company an option to reserve a specified portion of the capacity commitment for wafers that include certain additional technology beginning in calendar year 2023. If the Company exercises that option by August 31, 2021, then GlobalFoundries agrees to provide up to a maximum portion of the wafers pursuant to the capacity commitment with the additional technology. In exchange for the capacity commitment with the additional technology, the Company would pay an additional $10 million non-refundable fee and pre-pay an additional $20 million for future wafer purchases.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read along with the unaudited consolidated condensed financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 27, 2021, contained in our fiscal year 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on May 21, 2021.  We maintain a website at investor.cirrus.com, which makes available free of charge our most recent annual report and all other filings we have made with the Commission.

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Item 1A – Risk Factors” in our 2021 Annual Report on Form 10-K filed with the Commission on May 21, 2021, and in Part II, Item 1A “Risk Factors” within this quarterly report on Form 10-Q.  Readers should carefully review these risk factors, as well as those identified in other documents filed by us with the Commission.

Overview

Cirrus Logic, Inc. (“Cirrus Logic,” “We,” “Us,” “Our,” or the “Company”) is a leader in low-power, high-precision mixed-signal processing solutions that create innovative user experiences for the world’s top mobile and consumer applications.

The Company recently announced the acquisition of Lion Semiconductor, a leading provider of proprietary fast-charging and power ICs, for $335 million in cash. We entered the transaction with the expectation that the Acquisition would accelerate growth of our high-performance mixed-signal product line in the coming years. See additional information in Note 16 - Subsequent Events of the Notes to the Consolidated Condensed Financial Statements and Item 1A. Risk Factors below.

Cirrus Logic has been experiencing demand significantly in excess of available capacity. While our teams have focused on working with our suppliers to meet as much demand as possible in the near term, we have also entered into a long-term Capacity Reservation and Wafer Supply Commitment Agreement with GlobalFoundries, a foundry partner for many of our strategic products. This will expand our ability to address unprecedented market demand and provide customers with much-needed supply assurance. Given our anticipated strong cash generation, we believe this agreement is a good use of our financial resources: it secures supplier commitments to capacity expansion in support of our sales growth, alleviates some of the supply uncertainty currently affecting the Company and its customers, and ensures supplier investment in additional technologies for future products. We have agreed to $225 million in payments to GlobalFoundries in the short-term under this agreement. See additional information in Note 16 - Subsequent Events of the Notes to the Consolidated Condensed Financial Statements and Item 1A. Risk Factors below.

Impact of COVID-19

The Company remains committed to the safety and well-being of our employees, their families and our communities across the globe, while maintaining business continuity and continuing to provide outstanding support to our customers. At this time, the majority of our employees worldwide continue to work remotely and remain subject to travel restrictions, due to COVID-19. Despite these challenges, all teams across the organization remain highly productive and we currently anticipate that the Company will be able to continue to maintain a similar level of productivity for the foreseeable future. Although we have not experienced a significant reduction in our overall productivity through fiscal year 2022 to date, any increased or additional disruptions to our business operations due to these restrictions would likely impact our ability to continue to maintain current levels of productivity.

The COVID-19 pandemic is likely to continue to cause volatility and uncertainty in customer demand, worldwide economies and financial markets for some period of time. To date, any negative impact of COVID-19 on the overall demand for our products, cash flow from operations, need for capital expenditures, and our liquidity position has been limited, although we are addressing capacity constraints in our supply chain as described above. The Company has not accessed its Credit

Facility or raised capital in the public or private markets. Given our strong net cash position and available borrowings under our $300 million Revolving Credit Facility, we believe the Company has sufficient liquidity to satisfy our cash needs for the foreseeable future.

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

During the three months ended June 26, 2021, there have been no significant changes to the information provided under the heading “Critical Accounting Policies” included in our fiscal year 2021 Annual Report on Form 10-K for the fiscal year ended March 27, 2021.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, refer to Note 2 of the Notes to the Consolidated Condensed Financial Statements.

Results of Operations
Our fiscal year is the 52- or 53-week period ending on the last Saturday in March. Fiscal years 2022 and 2021 are both 52-week fiscal years.

The following table summarizes the results of our operations for the first three months of fiscal years 2022 and 2021, respectively, as a percentage of net sales.  All percentage amounts were calculated using the underlying data in thousands, unaudited:

	Three Months Ended
	June 26,	June 27,
	2021	2020
Net sales	100%	100%
Gross margin	50%	53%
Research and development	31%	33%
Selling, general and administrative	12%	12%
Restructuring costs	—%	—%
Income from operations	7%	8%
Interest income	—%	1%
Interest expense	—%	—%
Other income (expense)	—%	—%
Income before income taxes	7%	9%
Provision for income taxes	1%	1%
Net income	6%	8%

Net Sales

Net sales for the first quarter of fiscal year 2022 increased $34.7 million, or 14 percent, to $277.3 million from $242.6 million in the first quarter of fiscal year 2021.  Net sales from our audio products increased $10.9 million, primarily driven by higher smartphone volumes in Android and an uptick in sales in laptops, which was offset somewhat by headwinds in wired headset codecs. High-performance mixed-signal product sales increased $23.8 million for the quarter versus the first quarter of fiscal year 2021, primarily due to content gains in smartphones.

International sales, including sales to U.S.-based end customers that manufacture products through contract manufacturers or plants located overseas, were approximately 98 percent of net sales for each of the first quarters of fiscal years 2022 and 2021. Our sales are denominated primarily in U.S. dollars.

Since the components we produce are largely proprietary, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may purchase our products directly from us, through distributors or third-party manufacturers contracted to produce their designs.  For the first quarter of fiscal years 2022 and 2021, our ten largest end customers represented approximately 90 percent and 91 percent of our net sales, respectively.

We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 72 percent and 83 percent, of the Company’s total net sales for the first quarters of fiscal years 2022 and 2021, respectively.

No other end customer or distributor represented more than 10 percent of net sales for the three months ended June 26, 2021 or June 27, 2020.

For more information, please see Part II—Item 1A—Risk Factors— “We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.”

Gross Margin

Gross margin was 50.5 percent in the first quarter of fiscal year 2022, down from 52.6 percent in the first quarter of fiscal year 2021. The decrease was primarily driven by typical pricing reductions in excess of cost savings on certain components, a shift in product mix, and to a lesser extent, higher supply chain costs. We believe continued supply constraints and increased costs beginning in the fourth quarter of fiscal year 2022 will likely take us slightly below our long-term gross margin model of 50 percent in fiscal year 2023.

Research and Development Expense

Research and development expense for the first quarter of fiscal year 2022 was $85.7 million, an increase of $7.0 million, from $78.7 million in the first quarter of fiscal year 2021.  The primary drivers were increased employee-related expenses, variable compensation and product development costs.

Selling, General and Administrative Expense

Selling, general and administrative expense for the first quarter of fiscal year 2022 was $35.1 million, an increase of $5.4 million, from $29.7 million in the first quarter of fiscal year 2021 primarily due to increases in employee-related expenses and variable compensation costs.

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

Interest Income

The Company reported interest income of $1.0 million and $1.8 million, for the three months ended June 26, 2021 and June 27, 2020, respectively. Interest income decreased in the current period due to lower yields on average cash, cash equivalent and marketable securities balances, compared to the prior period.

Interest Expense
The Company reported interest expense of $0.3 million and $0.3 million for the three months ended June 26, 2021 and June 27, 2020, respectively.  Interest expense consists primarily of commitment fees associated with the Company's Credit Facility (see Note 8).

Other Income (Expense)

For the three months ended June 26, 2021 and June 27, 2020, the Company reported $0.2 million in other expense and $0.1 million in other income, respectively, primarily related to remeasurement on foreign currency denominated monetary assets and liabilities.

Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended
	June 26,	June 27,
	2021	2020
Income before income taxes	$19,622	$20,362
Provision for income taxes	$2,413	$2,153
Effective tax rate	12.3%	10.6%

Our income tax expense for the first quarter of fiscal year 2022 was $2.4 million compared to $2.2 million for the first quarter of fiscal year 2021, resulting in effective tax rates of 12.3% and 10.6% for the first quarters of fiscal years 2022 and 2021, respectively. Our effective tax rate for the first quarter of fiscal year 2022 was lower than the federal statutory rate primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate. Our effective tax rate for the first quarter of fiscal year 2021 was lower than the federal statutory rate primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate and excess tax benefits from stock-based compensation.

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

Cash used in or generated by operating activities is net income adjusted for certain non-cash items and changes in working capital.  Cash used in operations was $26.8 million for the first three months of fiscal year 2022 versus $0.5 million generated for the corresponding period of fiscal year 2021.  The cash flow used in operations during the first three months of fiscal year 2022 was related to the cash components of our net income and a $61.7 million unfavorable change in working capital, primarily as a result of increases in accounts receivables and inventories, as well as decreases in accounts payable.  The cash flow from operations during the corresponding period of fiscal year 2021 was related to the cash components of our net income and a $43.9 million unfavorable change in working capital, primarily as a result of increases in inventories, partially offset by decreases in accounts receivable.

Net cash used in investing activities was $16.7 million during the first three months of fiscal year 2022 versus $9.2 million during the first three months of fiscal year 2021.  The cash used in investing activities in the first three months of fiscal year 2022 is related to net purchases of marketable securities of $4.8 million and capital expenditures and technology investments of $11.9 million.  The cash used in investing activities in the corresponding period in fiscal year 2021 was related to net purchases of marketable securities of $7.1 million and capital expenditures and technology investments of $2.1 million.

Net cash used in financing activities was $13.5 million during the first three months of fiscal year 2022 and was primarily associated with stock repurchases for the period of $12.5 million.  The cash generated by financing activities during the first three months of fiscal year 2021 of $2.5 million was primarily associated with the issuance of common stock under Company stock-based compensation plans.

Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects, the Lion Semiconductor acquisition (discussed further in Note 16 - Subsequent Events of the Notes to the Consolidated Condensed Financial Statements and Item 1A. Risk Factors below) and potential future acquisitions of companies or technologies, commitments under the Capacity Reservation and Wafer Supply Commitment Agreement with GlobalFoundries (discussed further in Note 16 - Subsequent Events of the Notes to the Consolidated Condensed Financial Statements and Item 1A. Risk Factors below), and the expansion of our sales and marketing activities. We believe our expected future cash earnings, existing cash, cash equivalents, investment balances, and available borrowings under our Revolving Credit Facility will be sufficient to meet our capital requirements through at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time.
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

As of June 26, 2021, the Company had no amounts outstanding under the Credit Facility and was in compliance with all covenants under the Credit Agreement.

See Note 16 - Subsequent Events of the Notes to the Consolidated Condensed Financial Statements for details on the Second Amended Credit Agreement related to the Revolving Credit Facility.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with interest rates on our debt securities, currency movements on non-functional currency assets and liabilities, and the effect of market factors on the value of our marketable securities.  We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. We use forward contracts to manage exposure to foreign currency exchange risk attributable to certain non-U.S. dollar balance sheet exposures. Gains and losses from these foreign currency forward contracts are recognized currently in earnings along with the gains and losses resulting from remeasuring the underlying exposures.  For further description of our market risks, see “Part II – Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in our fiscal year 2021 Annual Report on Form 10-K filed with the Commission on May 21, 2021. For related financial statement impact see Note 5 - Derivative Financial Instruments.

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
Based upon the evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were effective as of June 26, 2021.
Changes in control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 26, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information regarding legal proceedings to which the Company is a party is set forth in Note 13 – Legal Matters to our unaudited consolidated condensed financial statements and is incorporated herein by reference.

ITEM 1A. RISK FACTORS
In evaluating all forward-looking statements, you should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements.  Various risk factors associated with our business are included in our Annual Report on Form 10-K for the year ended March 27, 2021, as filed with the Commission on May 21, 2021, and available at www.sec.gov.  Other than as set forth below, there have been no material changes to those risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 27, 2021.

We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer, or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business.  For the first quarter of fiscal years 2022 and 2021, our ten largest end customers represented approximately 90 percent and 91 percent of our net sales, respectively. We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 72 percent and 83 percent of the Company’s total net sales for the first quarter of fiscal years 2022 and 2021, respectively.  No other end customer or distributor represented more than 10 percent of net sales for the three months ended June 26, 2021, or June 27, 2020.

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

We have a long-term capacity reservation and wafer supply agreement with GlobalFoundries, which includes obligations to purchase wafers from GlobalFoundries through calendar year 2026. If our requirements are different from the number of wafers that we have committed to purchase from GlobalFoundries, or if GlobalFoundries is not able to satisfy our manufacturing requirements, our results of operations and financial condition could be adversely impacted.

Due to recent industry-wide capacity constraints, and in an effort to alleviate some of our future expected supply constraints, the Company entered into a Capacity Reservation and Wafer Supply Commitment Agreement with GlobalFoundries on July 28, 2021. In exchange for GlobalFoundries’ capacity commitment, the Company agreed to pay a $50 million non-refundable capacity reservation fee. In addition, the Company agreed to pre-pay GlobalFoundries $175 million for future wafer purchases, which will be credited back to the Company as a portion of the price of wafers purchased beginning in the third quarter of calendar year 2023. Pursuant to the agreement, the Company expects to purchase at least $1.6 billion in wafers for calendar years 2022 through 2026. The agreement further sets wafer pricing for products purchased pursuant to the agreement through 2026. Although we believe this agreement is a good use of our financial resources and secures capacity for certain products through 2026, the agreement with GlobalFoundries involves certain risks that may result in excess inventory, place us at a competitive disadvantage, have a negative impact on our liquidity, or materially and adversely affect our results of operations and financial condition.

Pursuant to the agreement, the Company is required to purchase, and GlobalFoundries is required to supply, a certain number of wafers on a quarterly basis. If our actual wafer requirements are less than the number of wafers required to meet the applicable wafer purchase requirements, we could have excess inventory or higher inventory unit costs, both of which may adversely impact our gross margin and our results of operations.

Additionally, the agreement sets forth pricing for wafer purchases pursuant to the agreement through 2026. If market conditions change and wafer prices in the market decrease significantly below what is contemplated in the agreement, the agreement may put us at a competitive disadvantage relative to our competitors.

Even with a long-term supply agreement, we are still subject to risks that GlobalFoundries will be unable to meet their supply commitments, achieve anticipated manufacturing yields, manufacture our products on a timely basis, or provide additional wafer capacity beyond its current contractual commitments sufficient to meet our customers' product demands. If so, we may experience delays in product launches or supply shortages for certain products, which could cause an unanticipated decline in our sales and damage our existing customer relationships and our ability to establish new customer relationships. In addition, if GlobalFoundries experiences financial difficulties or goes into bankruptcy, it could be difficult or impossible, or may require substantial time and expense, for us to recover any or all of our prepayments made as part of the agreement.

Any of the foregoing could materially harm our liquidity, financial condition and results of operations and could put us at a disadvantage relative to our competitors.

Our acquisition of Lion Semiconductor involves several risks, including, among others, integration risks, risks associated with our ability to retain key employees following the acquisition, and risks associated with our ability to achieve anticipated revenue goals. If the Company fails to manage these risks effectively, the financial and business results of the Company could be adversely affected.

On July 20, 2021, we completed the acquisition of Lion Semiconductor, Inc. In connection with the transaction, Lion Semiconductor became a wholly-owned subsidiary of the Company. We entered the transaction with the expectation that the acquisition would accelerate growth of our high-performance mixed-signal product line and contribute approximately $60 million in revenue before the end of fiscal year 2022, with strong growth potential in the coming years.

The benefits we expect to realize from the acquisition will depend, in part, on our ability to integrate the businesses successfully and efficiently, and our ability to retain, motivate and support key management, engineering, technical and other personnel. These expected benefits may be further impacted by supply constraints, customer order cancellations or the failure of customers to place orders consistent with current forecasts for Lion Semiconductor’s fast-charging IC products. In addition, a significant portion of our revenue expectations for strong revenue in the coming years depends on products currently under development, which are subject to product development risks associated with the successful completion, testing, and commercial launch of these new products.

If we fail to manage these risks effectively, the financial and business results of the Company could be adversely affected.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended June 26, 2021 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximately Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
March 28, 2021 - April 24, 2021	—	$—	—	$360,015
April 25, 2021 - May 22, 2021	166	75.19	166	347,514
May 23, 2021 - June 26, 2021	—	—	—	347,514
Total	166	$75.19	166	$347,514

(1) The Company currently has one active share repurchase program, the $350 million share repurchase program authorized by the Board of Directors in January 2021. The repurchases are to be funded from existing cash and intended to be effected from time to time in accordance with applicable securities laws through the open market or in privately negotiated transactions. The timing of the repurchases and the actual amount purchased depend on a variety of factors including general market and economic conditions and other corporate considerations. The program does not have an expiration date, does not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company's discretion. The Company repurchased 0.2 million shares of its common stock for $12.5 million during the first quarter of fiscal year 2022, closing out the previous $200 million 2019 share repurchase program and beginning repurchases under the 2021 repurchase program. All of these shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of June 26, 2021.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

The following exhibits are filed as part of or incorporated by reference into this Report:

3.1	Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998 (1)
3.2	Amended and Restated Bylaws of Registrant (2)
10.1	Agreement and Plan of Merger, entered July 8, 2021, among Lion, Cirrus Logic, Merger Sub, and the Agent (4)
10.2
Second Amended and Restated Credit Agreement, entered July 8, 2021, among Cirrus Logic, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as a Lender and Administrative Agent (4)

10.3	Restricted Stock Unit Agreement for Non-Executive Directors under the Cirrus Logic, Inc. 2018 Long Term Incentive Plan
10.4	Stock Option Agreement for Non-Executive Directors under the Cirrus Logic, Inc. 2018 Long Term Incentive Plan
10.5 +†	Capacity Reservation and Wafer Supply Commitment Agreement
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

1.Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 22, 2001 (Registration No. 000-17795).
2.Incorporated by reference from Registrant’s Report on Form 8-K filed with the Commission on March 26, 2021 (Registration No. 000-17795).
3.Incorporated by reference from Registrant’s Report on Form 10-Q filed with the Commission on August 3, 2020 (Registration No. 000-17795).
4.Incorporated by reference from Registrant's Report on Form 8-K filed with the Commission on July 8, 2021 (Registration No. 000-17795).

+ Certain confidential information contained in this exhibit has been omitted by means of redacting a portion of the text and marking it with three asterisks indicated by [***], pursuant to Regulation S-K Item 601(b)(10)(iv). Certain confidential information has been excluded from the exhibit because it (i) is not material and (ii) is the type of information that the registrant treats as private or confidential. An unredacted copy of the exhibit will be provided on a supplemental basis to the SEC upon request.

† Certain schedules or appendices to this exhibit have been omitted pursuant to Regulation S-K Item 601(a)(5). A copy of any omitted schedule will be furnished to the SEC upon request.
The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index list noted above and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRRUS LOGIC, INC.

Date:	July 28, 2021	/s/ Thurman K. Case

Thurman K. Case

Vice President, Chief Financial Officer and Principal Accounting Officer