Form 10-Q
period 2021-09-25
CIRRUS LOGIC, INC.
filed 2021-11-01
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2021

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
Yes ☐    No ☑
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of October 28, 2021 was 57,136,039.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED SEPTEMBER 25, 2021

Part I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	September 25,	March 27,
	2021	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$386,741	$442,164
Marketable securities	8,152	55,697
Accounts receivable, net	280,967	108,712
Inventories	188,360	173,263
Prepaid assets	39,057	37,576
Other current assets	45,779	25,107
Total current assets	949,056	842,519

Long-term marketable securities	67,726	312,759
Right-of-use lease assets	129,298	133,548
Property and equipment, net	159,480	154,942
Intangibles, net	174,852	22,031
Goodwill	437,783	287,518
Deferred tax assets	10,073	9,977
Long-term prepaid wafers	195,000	—
Other assets	102,892	67,320
Total assets	$2,226,160	$1,830,614

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$386,699	$102,744
Accrued salaries and benefits	54,919	54,849
Software license agreements	25,414	28,006
Current lease liabilities	14,359	14,573
Other accrued liabilities	18,990	13,438
Total current liabilities	500,381	213,610

Long-term liabilities:
Software license agreements	21,818	36,096
Non-current income taxes	79,727	64,020
Non-current lease liabilities	122,815	127,883
Long-term acquisition-related liabilities	33,329	—
Total long-term liabilities	257,689	227,999

Stockholders' equity:
Capital stock	1,533,557	1,498,819
Accumulated deficit	(65,672)	(112,689)
Accumulated other comprehensive income	205	2,875
Total stockholders' equity	1,468,090	1,389,005
Total liabilities and stockholders' equity	$2,226,160	$1,830,614
The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Net sales	$465,886	$347,325	$743,139	$589,898
Cost of sales	230,442	167,115	367,749	282,216
Gross profit	235,444	180,210	375,390	307,682
Operating expenses
Research and development	102,116	84,810	187,812	163,551
Selling, general and administrative	38,132	31,247	73,279	60,951
Restructuring costs	—	—	—	352
Total operating expenses	140,248	116,057	261,091	224,854
Income from operations	95,196	64,153	114,299	82,828
Interest income	288	1,658	1,308	3,493
Interest expense	(253)	(280)	(512)	(539)
Other income	1,859	784	1,617	895
Income before income taxes	97,090	66,315	116,712	86,677
Provision for income taxes	11,994	6,829	14,407	8,982
Net income	$85,096	$59,486	$102,305	$77,695

Basic earnings per share	$1.48	$1.02	$1.78	$1.33
Diluted earnings per share	$1.43	$0.99	$1.72	$1.29
Basic weighted average common shares outstanding	57,364	58,191	57,473	58,252
Diluted weighted average common shares outstanding	59,451	60,127	59,485	60,203

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands; unaudited)

	Three Months Ended		Six Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Net income	$85,096	$59,486	$102,305	$77,695
Other comprehensive income (loss), before tax
Foreign currency translation gain (loss)	(165)	651	(217)	1,665
Unrealized gain (loss) on marketable securities	(1,983)	(733)	(3,106)	8,755
Benefit (provision) for income taxes	417	154	653	(1,838)
Comprehensive income	$83,365	$59,558	$99,635	$86,277

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six Months Ended
	September 25,	September 26,
	2021	2020
Cash flows from operating activities:
Net income	$102,305	$77,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,710	23,845
Stock-based compensation expense	31,536	28,782
Deferred income taxes	(8,976)	(1,221)
Loss on retirement or write-off of long-lived assets	331	11
Other non-cash adjustments	200	124
MEMS restructuring charges	—	352
Net change in operating assets and liabilities:
Accounts receivable, net	(165,529)	(27,498)
Inventories	(7,422)	(62,325)
Long-term prepaid wafers	(195,000)	—
Other assets	(101,368)	(4,630)
Accounts payable and other accrued liabilities	280,941	19,351
Income taxes payable	4,320	(12,348)
Long-term acquisition-related liabilities	33,329	—
Net cash provided by operating activities	2,377	42,138

Cash flows from investing activities:
Maturities and sales of available-for-sale marketable securities	357,636	73,458
Purchases of available-for-sale marketable securities	(68,163)	(124,016)
Purchases of property, equipment and software	(14,728)	(6,967)
Investments in technology	(3,102)	(1,189)
Acquisition of business, net of cash obtained	(275,642)	—
Net cash used in investing activities	(3,999)	(58,714)

Cash flows from financing activities:
Debt issuance costs	(1,716)	—
Issuance of common stock, net of shares withheld for taxes	3,203	3,267
Repurchase of stock to satisfy employee tax withholding obligations	(2,785)	(1,273)
Repurchase and retirement of common stock	(52,503)	(30,001)
Net cash used in financing activities	(53,801)	(28,007)

Net decrease in cash and cash equivalents	(55,423)	(44,583)

Cash and cash equivalents at beginning of period	442,164	292,119
Cash and cash equivalents at end of period	$386,741	$247,536

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands; unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Total
Three Months Ended	Shares	Amount
Balance, June 27, 2020	58,381	$58	$1,451,239	$(184,049)	$5,041	$1,272,289
Net income	—	—	—	59,486	—	59,486
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(579)	(579)
Change in foreign currency translation adjustments	—	—	—	—	651	651
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	52	—	205	(696)	—	(491)
Repurchase and retirement of common stock	(476)	—	—	(30,001)	—	(30,001)
Stock-based compensation	—	—	15,476	—	—	15,476
Balance, September 26, 2020	57,957	$58	$1,466,920	$(155,260)	$5,113	$1,316,831

Balance, June 26, 2021	57,547	$58	$1,514,491	$(109,754)	$1,936	$1,406,731
Net income	—	—	—	85,096	—	85,096
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(1,566)	(1,566)
Change in foreign currency translation adjustments	—	—	—	—	(165)	(165)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	86	—	2,458	(1,012)	—	1,446
Repurchase and retirement of common stock	(505)	(1)	—	(40,002)	—	(40,003)
Stock-based compensation	—	—	16,551	—	—	16,551
Balance, September 25, 2021	57,128	$57	$1,533,500	$(65,672)	$205	$1,468,090
Six Months Ended
Balance, March 28, 2020	58,242	$58	$1,434,871	$(201,681)	$(3,469)	$1,229,779
Net income	—	—	—	77,695	—	77,695
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	6,917	6,917
Change in foreign currency translation adjustments	—	—	—	—	1,665	1,665
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	191	—	3,267	(1,273)	—	1,994
Repurchase and retirement of common stock	(476)	—	—	(30,001)	—	(30,001)
Stock-based compensation	—	—	28,782	—	—	28,782
Balance, September 26, 2020	57,957	$58	$1,466,920	$(155,260)	$5,113	$1,316,831

Balance, March 27, 2021	57,652	$58	$1,498,761	$(112,689)	$2,875	$1,389,005
Net income	—	—	—	102,305	—	102,305
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(2,453)	(2,453)
Change in foreign currency translation adjustments	—	—	—	—	(217)	(217)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	147	—	3,203	(2,785)	—	418
Repurchase and retirement of common stock	(671)	(1)	—	(52,503)	—	(52,504)
Stock-based compensation	—	—	31,536	—	—	31,536
Balance, September 25, 2021	57,128	$57	$1,533,500	$(65,672)	$205	$1,468,090

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared by Cirrus Logic, Inc. (“Cirrus Logic,” “we,” “us,” “our,” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  The accompanying unaudited consolidated condensed financial statements do not include complete footnotes and financial presentations.  As a result, these financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended March 27, 2021, included in our Annual Report on Form 10-K filed with the Commission on May 21, 2021.  In our opinion, the financial statements reflect all material adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented.  The preparation of financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses.  Actual results could differ from those estimates and assumptions.  Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.

2. Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year, with early adoption permitted. The Company adopted this ASU in the first quarter of fiscal year 2022, with no impact to the financial statements.

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

In May 2020, the SEC adopted final rules that amend the financial statement requirements for significant business acquisitions and dispositions. Among other things, the rules modify the significance tests and improve the disclosure requirements for acquired or to be acquired businesses and related pro forma financial information, the periods those financial statements must cover, and the form and content of the pro forma financial information. The final rules were effective January 1, 2021. The Company has adopted the final rules and applied changes in conjunction with its recently-announced business acquisition described in Note 8 - Acquisition.

3. Marketable Securities

The Company’s investments have been classified as available-for-sale securities in accordance with U.S. GAAP.  Marketable securities are categorized on the consolidated condensed balance sheet as "Marketable securities", within the short-term or long-term classification, as appropriate.

The following table is a summary of available-for-sale securities at September 25, 2021 (in thousands):

As of September 25, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$72,235	$230	$(80)	$72,385
Non-U.S. government securities	1,688	11	—	1,699
U.S. Treasury securities	1,797	—	(3)	1,794
Total securities	$75,720	$241	$(83)	$75,878

The Company typically invests in highly-rated securities with original maturities generally ranging from one to three years. The Company's specifically identified gross unrealized losses of $0.1 million related to securities with total amortized costs of approximately $33.4 million at September 25, 2021. There were no securities that had been in a continuous unrealized loss position for more than 12 months as of September 25, 2021. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of September 25, 2021, the Company does not consider any of its investments to be impaired.

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

The cost and estimated fair value of available-for-sale securities by contractual maturities were as follows (in thousands):

	September 25, 2021		March 27, 2021
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$8,074	$8,152	$54,895	$55,698
After 1 year	67,646	67,726	310,297	312,758
Total	$75,720	$75,878	$365,192	$368,456

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

The Company’s cash equivalents and marketable securities portfolio consist of money market funds, debt securities, non-U.S. government securities, U.S Treasury securities and securities of U.S. government-sponsored enterprises and are reflected on our consolidated condensed balance sheets under the headings cash and cash equivalents, marketable securities, and long-term marketable securities.  The Company determines the fair value of its marketable securities portfolio by obtaining non-binding market prices from third-party pricing providers on the last day of the quarter, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value.

The Company's long-term revolving credit facility, described in Note 9, bears interest at a base rate plus applicable margin or LIBOR plus applicable margin. As of September 25, 2021, there are no amounts drawn under the credit facility and the fair value is zero.

As of September 25, 2021 and March 27, 2021, the Company has no material Level 3 assets or liabilities.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three or six months ended September 25, 2021.

The following summarizes the fair value of our financial instruments at September 25, 2021 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$272,982	$—	$—	$272,982

Available-for-sale securities
Corporate debt securities	$—	$72,385	$—	$72,385
Non-U.S. government securities	—	1,699	—	1,699
U.S. Treasury securities	1,794	—	—	1,794
	$1,794	$74,084	$—	$75,878

The following summarizes the fair value of our financial instruments at March 27, 2021 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$405,819	$—	$—	$405,819

Available-for-sale securities
Corporate debt securities	$—	$352,061	$—	$352,061
Non-U.S. government securities	—	13,633	—	13,633
Agency discount notes	—	2,762	—	2,762
	$—	$368,456	$—	$368,456

5. Derivative Financial Instruments

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts to reduce the earnings impact that exchange rate fluctuations have on non-functional currency balance sheet exposures. The Company recognizes both the gains and losses on foreign currency forward contracts and the gains and losses on the remeasurement of non-functional currency assets and liabilities within "Other income" in the consolidated condensed statements of income. The Company does not apply hedge accounting to these foreign currency derivative instruments.

As of September 25, 2021, the Company held one foreign currency forward contract denominated in British Pound Sterling with a notional value of $18.0 million. The fair value of this contract was not material as of September 25, 2021.

The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020	Location
Gain (loss) recognized in income:
Foreign currency forward contracts	$(397)	$735	$(65)	$1,918	Other income

6. Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	September 25,	March 27,
	2021	2021
Gross accounts receivable	$280,967	$108,712
Allowance for doubtful accounts	—	—
Accounts receivable, net	$280,967	$108,712

The significant increase in accounts receivable is due primarily to the volume and timing of shipments in the current fiscal quarter versus the fourth quarter of fiscal year 2021.

7. Inventories

Inventories are comprised of the following (in thousands):

	September 25,	March 27,
	2021	2021
Work in process	$106,007	$92,073
Finished goods	82,353	81,190
	$188,360	$173,263

8. Acquisition

On July 20, 2021, the Company completed the acquisition of Lion Semiconductor, Inc. ("Lion") (the "Acquisition"). Lion's switched-capacitor architectures deliver higher efficiency and better heat dissipation for the rapidly developing fast-charging market and are used today in numerous flagship and mid-tier smartphones. The Acquisition is expected to bring unique intellectual property and products for power applications in smartphones, laptops and other devices and accelerate growth of the Company’s high-performance mixed-signal product line.

As a result of acquiring 100% of the outstanding share capital of Lion, Lion became a wholly-owned subsidiary of the Company. This transaction is being accounted for as a business combination using the acquisition method of accounting. All of the acquired assets and liabilities of Lion have been recorded at their respective fair values as of the acquisition date. Transaction costs have been expensed as incurred.

At the acquisition date, total consideration transferred was approximately $280.5 million, inclusive of $4.9 million in cash acquired. Additional merger consideration of $32.2 million is subject to indemnity and adjustment provisions as outlined in the merger agreement and is recorded as a liability as of September 25, 2021.

In addition, $25.4 million of the merger consideration relates to retention agreements with certain key employees that are subject to continued employment with the Company. The merger consideration subject to retention agreements is treated as compensation expense and is recognized over the retention period in "Research and development" expense in the consolidated condensed statements of income.

The excess of the purchase price over the net assets acquired is recorded as goodwill and is attributable primarily to expected growth in the scope of and market opportunities of the products and customer base of Lion. None of the goodwill is deductible for income tax purposes.

The following table presents the preliminary allocation of the purchase price at the date of acquisition (in thousands):

July 20, 2021
Cash	$4,924
Account receivable	6,725
Inventory	7,675
Manufacturing advances	8,502
Other current assets	321
Intangibles	162,960
Goodwill	150,265
Other non-current assets	453
Current liabilities	(2,927)
Deferred tax liabilities	(26,123)
Total purchase price	$312,775

Preliminary estimates of the fair value of the assets acquired and the liabilities assumed are based on the information currently available. The Company is continuing to evaluate the underlying inputs and assumptions used in the valuations and related income tax impacts of the transaction. Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the date of acquisition.

The components of the acquired intangible assets and related weighted average amortization periods are detailed below (in thousands):

	Amount	Weighted Average Amortization Period (years)
Developed Technology	$144,390	7
Customer Relationships	18,570	5
Total	$162,960

Developed technology represents the fair value of the intellectual property portfolio related to Lion's fast-charging products that are expected to contribute meaningful growth. Developed technology was valued using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the technology less charges representing the contribution of other assets to those cash flows. The economic useful life was determined based on the technology cycle, as well as the cash flows over the forecast period.

Customer relationships represent the fair value of future projected revenue that will be derived from sales of products to existing customers. Customer relationships were valued using the with-and-without-method under the income approach. In the with-and-without method, the fair value was measured by the difference between the present values of the cash flows with and without the existing customers in place over the period of time necessary to reacquire the customers. The economic useful life was determined by evaluating many factors, including the useful life of comparable intangible assets, the length of time remaining on the acquired contracts and the historical customer turnover rates.

Revenues attributable to the Lion business from the date of acquisition to September 25, 2021 were $16.8 million and are included in the consolidated condensed statements of income for the current period. Transaction costs in connection with the Acquisition were immaterial for the six months ended September 25, 2021, and are included in "Selling, general and administrative" expense in the consolidated condensed statements of income. Pro forma information related to the Acquisition has not been presented because it would not be materially different from amounts reported.

9. Revolving Credit Facility

On July 8, 2021, the Company entered into a second amended and restated credit agreement (the “Second Amended Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. The Second Amended Credit Agreement provides for a $300 million senior secured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures on July 8, 2026 (the “Maturity Date”). The Revolving Credit Facility is required to be guaranteed by all of Cirrus Logic’s material domestic subsidiaries (the "Subsidiary Guarantors"). The Revolving Credit Facility is secured by substantially all the assets of Cirrus Logic and any Subsidiary Guarantors, except for certain excluded assets.

Borrowings under the Revolving Credit Facility may, at Cirrus Logic’s election, bear interest at either (a) a base rate plus the applicable margin ("Base Rate Loans") or (b) a LIBOR rate plus the applicable margin ("LIBOR Rate Loans"). The applicable margin ranges from 0% to 0.75% per annum for Base Rate Loans and 1.00% to 1.75% per annum for LIBOR Rate Loans based on the ratio of consolidated funded indebtedness to consolidated EBITDA for the most recently ended period of four consecutive fiscal quarters (the “Consolidated Leverage Ratio”). The Second Amended Credit Agreement further provides a method for determining an alternative rate of interest if the LIBOR Rate is no longer available or upon the occurrence of certain other events. A Commitment Fee accrues at a rate per annum ranging from 0.175% to 0.275% (based on the Consolidated Leverage Ratio) on the average daily unused portion of the commitment of the lenders.

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

As of September 25, 2021, the Company had no amounts outstanding under the Revolving Credit Facility and was in compliance with all covenants under the Second Amended Credit Agreement.

10. Revenues

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

	Three Months Ended		Six Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Audio Products	$300,775	$279,905	$518,130	$486,354
High-Performance Mixed-Signal Products	165,111	67,420	225,009	103,544
	$465,886	$347,325	$743,139	$589,898

The geographic regions that are reviewed are China, the United States, and the rest of the world. Total net sales based on the geographic disaggregation criteria described are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
China	$303,193	$255,840	$471,518	$451,311
United States	5,337	4,211	11,356	8,287
Rest of World	157,356	87,274	260,265	130,300
	$465,886	$347,325	$743,139	$589,898
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

12. Income Taxes
Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items, and any applicable income tax credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended		Six Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Income before income taxes	$97,090	$66,315	$116,712	$86,677
Provision for income taxes	$11,994	$6,829	$14,407	$8,982
Effective tax rate	12.4%	10.3%	12.3%	10.4%

Our income tax expense was $12.0 million and $6.8 million for the second quarters of fiscal years 2022 and 2021, respectively, resulting in effective tax rates of 12.4% and 10.3%, respectively.  Our income tax expense was $14.4 million and $9.0 million for the first six months of fiscal years 2022 and 2021, respectively, resulting in effective tax rates of 12.3% and 10.4%, respectively. Our effective tax rates for the second quarter and first six months of fiscal year 2022 were lower than the federal statutory rate primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate. Our effective tax rates for the second quarter and first six months of fiscal year 2021 were lower than the federal statutory rate primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate and the remeasurement of previously unrecognized tax benefits recognized as a discrete item in the second quarter of fiscal year 2021 .

The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns.  At September 25, 2021, the Company had unrecognized tax benefits of $32.9 million, all of which would impact the effective tax rate if recognized.  The Company’s total unrecognized tax benefits are classified as “Non-current income taxes" in the consolidated condensed balance sheets. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.  As of September 25, 2021, the balance of accrued interest and penalties, net of tax, was $4.6 million.

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

The following table details the calculation of basic and diluted earnings per share for the three and six months ended September 25, 2021 and September 26, 2020 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Numerator:
Net income	$85,096	$59,486	$102,305	$77,695
Denominator:
Weighted average shares outstanding	57,364	58,191	57,473	58,252
Effect of dilutive securities	2,087	1,936	2,012	1,951
Weighted average diluted shares	59,451	60,127	59,485	60,203
Basic earnings per share	$1.48	$1.02	$1.78	$1.33
Diluted earnings per share	$1.43	$0.99	$1.72	$1.29

The weighted outstanding shares excluded from our diluted calculation for the three and six months ended September 25, 2021 were 95 thousand and 99 thousand, respectively, as the shares were anti-dilutive. The weighted outstanding shares excluded from our diluted calculation for the three and six months ended September 26, 2020, were 247 thousand and 226 thousand, respectively, as the shares were anti-dilutive.

14. Commitments and Contingencies

On July 28, 2021, the Company entered into a Capacity Reservation and Wafer Supply Commitment Agreement (the “Capacity Reservation Agreement”) with GLOBALFOUNDRIES Singapore Pte. Ltd. (“GlobalFoundries”) to provide the Company a wafer capacity commitment and wafer pricing for Company products for calendar years 2022-2026 (the “Commitment Period”).

The Capacity Reservation Agreement requires GlobalFoundries to provide, and the Company to purchase, a defined number of wafers on a quarterly basis for the Commitment Period, subject to shortfall payments. In exchange for GlobalFoundries’ capacity commitment, the Company agreed to pay a $50 million non-refundable capacity reservation fee. This reservation fee is recorded in "Other assets" on the consolidated condensed balance sheets within the short-term or long-term classification, as appropriate, and amortized over the Commitment Period. In addition, the Company agreed to pre-pay GlobalFoundries $175 million for future wafer purchases, which will be credited back to the Company as a portion of the price of wafers purchased beginning in the third quarter of calendar year 2023. This prepayment is currently recorded in "Long-term prepaid wafers" on the consolidated condensed balance sheets. The Company currently estimates that it is obligated to purchase at least approximately $1.6 billion of wafers from GlobalFoundries under the Capacity Reservation Agreement

In addition, the Capacity Reservation Agreement provides the Company an option to reserve a specified portion of the capacity commitment for wafers that include certain additional technology beginning in calendar year 2023. The Company exercised that option in the second quarter of fiscal year 2022, and GlobalFoundries agreed to provide up to a maximum portion of the wafers pursuant to the capacity commitment with this additional technology. In exchange for the capacity commitment with the additional technology, the Company agreed to pay an additional $10 million non-refundable fee and pre-pay an additional $20 million for future wafer purchases. These payments are recorded similarly to the description above.

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

16. Stockholders’ Equity

Common Stock

The Company issued a net 0.1 million and 0.1 million shares of common stock during each of the three and six months ended September 25, 2021, pursuant to the Company's equity incentive plans. The Company issued a net 0.1 million and 0.2 million shares of common stock during each of the three and six months ended September 26, 2020, pursuant to the Company's equity incentive plans.

Share Repurchase Program

In January 2021, the Board of Directors authorized the repurchase of an additional $350 million of the Company’s common stock. Since inception, approximately $42.5 million of the Company’s common stock has been repurchased under the 2021 share repurchase program, leaving approximately $307.5 million available for repurchase under this plan as of September 25, 2021.  During the three months ended September 25, 2021, the Company repurchased 0.5 million shares of its common stock under the 2021 plan for $40.0 million, at an average cost of $79.28 per share. During the six months ended September 25, 2021, the Company repurchased 0.7 million shares of its common stock under both the 2021 plan and the prior $200 million 2019 plan for $52.5 million, at an average cost of $78.26 per share. During the three months ended June 26, 2021, the Company completed share repurchases under the 2019 plan.

17. Segment Information

We determine our operating segments in accordance with FASB guidelines.  Our Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker under these guidelines.

The Company operates and tracks its results in one reportable segment, but reports revenue in two product lines, Audio and High-Performance Mixed-Signal.  Our CEO receives and uses enterprise-wide financial information to assess financial performance and allocate resources, rather than detailed information at a product line level.  Additionally, our product lines have similar characteristics and customers.  They share support functions such as sales, public relations, supply chain management, various research and development and engineering support, in addition to the general and administrative functions of human resources, legal, finance and information technology.  Therefore, there is no complete, discrete financial information maintained for these product lines. Revenue by product line is disclosed in Note 10 - Revenues.

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

This quarterly report on Form 10-Q including Management’s Discussion and Analysis of Financial Condition and Results of Operations and certain information incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act").  These forward-looking statements are based on expectations, estimates, forecasts and projections and the beliefs and assumptions of our management as of the filing of this Form 10-Q.  In some cases, forward-looking statements are identified by words such as “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimates,” “intend,” and variations of these types of words and similar expressions which are intended to identify these forward-looking statements.  In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements.  Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements and readers should not place undue reliance on such statements.  We undertake no obligation, and expressly disclaim any duty, to revise or update publicly any forward-looking statement for any reason.

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

The Company recently acquired Lion Semiconductor, Inc. ("Lion") (the "Acquisition"), a leading provider of proprietary fast-charging and power ICs. We entered the transaction with the expectation that the Acquisition would accelerate growth of our high-performance mixed-signal product line in the coming years. See additional information in Note 8 - Acquisition of the Notes to the Consolidated Condensed Financial Statements and Item 1A. Risk Factors below.

Cirrus Logic continues to experience demand significantly above available capacity and are actively working with our suppliers to meet as much demand as possible while also balancing our customer relationships and financial health. We have entered into a long-term Capacity Reservation and Wafer Supply Commitment Agreement with GlobalFoundries, a foundry partner for many of our strategic products. This will expand our ability to address unprecedented market demand and provide customers with much-needed supply assurance. We agreed to $255 million in payments to GlobalFoundries in the short-term under this agreement, which includes the previously announced $225 million in capacity commitments and an additional $30 million associated with a technology option that was exercised in the second quarter of fiscal year 2022. See additional information in Note 14 - Commitments and Contingencies of the Notes to the Consolidated Condensed Financial Statements and Item 1A. Risk Factors below.

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

There have been no significant changes during the six months ended September 25, 2021, to the information provided under the heading “Critical Accounting Policies” included in our fiscal year 2021 Annual Report on Form 10-K for the fiscal year ended March 27, 2021, with the exception of the following as a result of the Acquisition.

Business combinations

We account for business combinations using the acquisition method of accounting and allocate the fair value of acquisition consideration to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of the assets acquired and liabilities assumed is recorded as goodwill. The results of operations of the business acquired is included in our consolidated condensed statements of income beginning on the date of the acquisition.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, refer to Note 2 of the Notes to the Consolidated Condensed Financial Statements.

Results of Operations
Our fiscal year is the 52- or 53-week period ending on the last Saturday in March. Fiscal years 2022 and 2021 are both 52-week fiscal years.

The following table summarizes the results of our operations for the first three and six months of fiscal years 2022 and 2021, respectively, as a percentage of net sales.  All percentage amounts were calculated using the underlying data in thousands, unaudited:

	Three Months Ended		Six Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Net sales	100%	100%	100%	100%
Gross margin	51%	52%	51%	52%
Research and development	22%	24%	26%	28%
Selling, general and administrative	9%	9%	10%	10%
Restructuring costs	—%	—%	—%	—%
Income from operations	20%	19%	15%	14%
Interest income	—%	—%	—%	1%
Interest expense	—%	—%	—%	—%
Other income	1%	—%	1%	—%
Income before income taxes	21%	19%	16%	15%
Provision for income taxes	3%	2%	2%	2%
Net income	18%	17%	14%	13%

Net Sales

Net sales for the second quarter of fiscal year 2022 increased $118.6 million, or 34 percent, to $465.9 million from $347.3 million in the second quarter of fiscal year 2021.  Net sales from our audio products increased $20.9 million, primarily driven by higher volumes in smartphones and an increase in audio components shipping in laptops, which was partially offset by headwinds in wired headset codecs. High-performance mixed-signal product sales increased $97.7 million for the quarter versus the second quarter of fiscal year 2021, primarily due to content gains in smartphones and a partial quarter of revenue contribution from the Lion acquisition.

Net sales for the first six months of fiscal year 2022 increased $153.2 million, or 26.0 percent, to $743.1 million from $589.9 million in the first six months of fiscal year 2021. Net sales from our audio products increased $31.8 million, primarily due to higher volumes in smartphones and an increase in audio components shipping in laptops, partially offset by headwinds in wired headset codecs. High-performance mixed-signal product sales increased $121.5 million for the first six months of fiscal year 2021 versus the comparable period in the prior fiscal year due to content gains in smartphones and a partial quarter of revenue contribution from the Lion acquisition.

International sales, including sales to U.S.-based end customers that manufacture products through contract manufacturers or plants located overseas, were approximately 99 percent of net sales for each of the second quarters of fiscal years 2022 and 2021 and 98 percent and 99 percent for the first six months of fiscal years 2022 and 2021, respectively. Our sales are denominated primarily in U.S. dollars.

Since the components we produce are largely proprietary, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may purchase our products directly from us, through distributors or third-party manufacturers contracted to produce their designs.  For the second quarter of fiscal years 2022 and 2021, our ten largest end customers represented approximately 93 percent and 94 percent of our net sales, respectively. For the first six months of fiscal years 2022 and 2021, our ten largest customers represented approximately 92 percent and 93 percent of our net sales, respectively.

We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 80 percent and 82 percent, of the Company’s total net sales for the second quarters of fiscal years 2022 and 2021, respectively and 77 percent and 82 percent for the first six months of fiscal years 2022 and 2021, respectively.

No other end customer or distributor represented more than 10 percent of net sales for the three and six months ended September 25, 2021 or September 26, 2020.

For more information, please see Part II—Item 1A—Risk Factors— “We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.”

Gross Margin

Gross margin was 50.5 percent in the second quarter of fiscal year 2022, down from 51.9 percent in the second quarter of fiscal year 2021. The decrease was primarily driven by amortization of the fair value adjustment of inventory as a result of the Acquisition, increased supply chain operating costs associated with product ramps and higher reserves. While continued supply constraints and increased costs will likely take us slightly below our long-term gross margin model of 50 percent during fiscal year 2023, the team remains focused on working closely with our customers and supply chain partners to minimize impacts to our gross margin and overall business.

Gross margin was 50.5 percent for the first six months of fiscal year 2022, down from 52.2 percent for the first six months of fiscal year 2021. The decrease was due primarily to amortization of the fair value adjustment of inventory as a result of the Acquisition, increased supply chain costs, unfavorable mix and higher reserves.

Research and Development Expense

Research and development expense for the second quarter of fiscal year 2022 was $102.1 million, an increase of $17.3 million, from $84.8 million in the second quarter of fiscal year 2021.  The primary drivers were increased employee-related expenses, including costs associated with the expansion of our power-related products team, amortization of acquisition intangibles, variable compensation, acquisition-related costs and stock compensation costs, offset by reduced product development costs and increased R&D incentives during the quarter.

Research and development expense for the first six months of fiscal year 2022 was $187.8 million, an increase of $24.3 million, from $163.6 million for the first six months of fiscal year 2021 primarily due to increased employee-related expenses, including costs associated with the expansion of our power-related products team, higher variable compensation, amortization of acquisition intangibles, acquisition-related, stock compensation and facilities-related costs, offset by increased R&D incentives and decreased product development costs.

Selling, General and Administrative Expense

Selling, general and administrative expense for the second quarter of fiscal year 2022 was $38.1 million, an increase of $6.9 million, from $31.2 million in the second quarter of fiscal year 2021 primarily due to increases in employee-related expenses, variable compensation and professional services costs.

Selling, general and administrative expense for the first six months of fiscal year 2022 was $73.3 million, an increase of $12.3 million, from $61.0 million for the first six months of fiscal year 2021. The increase was primarily due to increased employee-related expenses, variable compensation and professional services costs during the year.

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

Interest Income

The Company reported interest income of $0.3 million and $1.3 million, for the three and six months ended September 25, 2021, respectively and $1.7 million and $3.5 million for the three and six months ended September 26, 2020, respectively. Interest income decreased in the current periods due to lower yields on lower combined average cash, cash equivalent and marketable securities balances, compared to the prior periods.

Interest Expense
The Company reported interest expense of $0.3 million and $0.5 million for the three and six months ended September 25, 2021, respectively and $0.3 million and $0.5 million for the three and six months ended September 26, 2020, respectively.  Interest expense consists primarily of commitment fees associated with the Company's Revolving Credit Facility (see Note 9).

Other Income

For the three and six months ended September 25, 2021, the Company reported $1.9 million and $1.6 million in other income, respectively, and $0.8 million and $0.9 million in other income for the three and six months ended September 26, 2020, respectively, primarily related to remeasurement on foreign currency denominated monetary assets and liabilities.

Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended		Six Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Income before income taxes	$97,090	$66,315	$116,712	$86,677
Provision for income taxes	$11,994	$6,829	$14,407	$8,982
Effective tax rate	12.4%	10.3%	12.3%	10.4%

Our income tax expense for the second quarter of fiscal year 2022 was $12.0 million compared to $6.8 million for the second quarter of fiscal year 2021, resulting in effective tax rates of 12.4% and 10.3% for the second quarters of fiscal years 2022 and 2021, respectively. Our income tax expense was $14.4 million and $9.0 million for the first six months of fiscal years 2022 and 2021, respectively, resulting in effective tax rates of 12.3% and 10.4%, respectively. Our effective tax rates for the second quarter and first six months of fiscal year 2022 were lower than the federal statutory rate primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate. Our effective tax rates for the second quarter first six months of fiscal year 2021 were lower than the federal statutory rate primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate and the remeasurement of previously unrecognized tax benefits recognized as a discrete item in the second quarter of fiscal year 2021.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for inventory, capital expenditures, share repurchases, and strategic acquisitions.  Our principal sources of liquidity are cash on hand, cash generated from operations, cash generated from the sale and maturity of marketable securities, and available borrowings under our $300 million Revolving Credit Facility.

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in working capital.  Cash provided by operations was $2.4 million for the first six months of fiscal year 2022 versus $42.1 million for the corresponding period of fiscal year 2021.  The cash flow from operations during the first six months of fiscal year 2022 was related to the cash components of our net income and a $150.7 million unfavorable change in working capital, primarily as a result of increases in long-term prepaid wafers associated with terms of the Capacity Reservation Agreement with GlobalFoundries (discussed further in Note 14 - Commitments and Contingencies of the Notes to the Consolidated Condensed Financial Statements), accounts receivables and other assets (a large portion of which resulted from terms of the Capacity Reservation Agreement with GlobalFoundries), partially offset by an increase in accounts payable and acquisition-related liabilities for the period.  The cash flow from operations during the corresponding period of fiscal year 2021 was related to the cash components of our net income and a $87.5 million unfavorable change in working capital, primarily as a result of increases in inventories and accounts receivable, partially offset by an increase in accounts payable.

Net cash used in investing activities was $4.0 million during the first six months of fiscal year 2022 versus $58.7 million during the first six months of fiscal year 2021.  The cash used in investing activities in the first six months of fiscal year 2022 is related to the acquisition of Lion Semiconductor, net of cash obtained, of $275.6 million and capital expenditures and technology investments of $17.8 million. Cash used in investing activities was offset by net sales of marketable securities of $289.5 million in fiscal year 2022.  The cash used in investing activities in the corresponding period in fiscal year 2021 was related to net purchases of marketable securities of $50.6 million and capital expenditures and technology investments of $8.2 million.

Net cash used in financing activities was $53.8 million during the first six months of fiscal year 2022 and was primarily associated with stock repurchases for the period of $52.5 million.  The cash used in financing activities during the first six months of fiscal year 2021 of $28.0 million was primarily associated with stock repurchases during the period of $30.0 million.

Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects, the Lion Semiconductor acquisition (discussed further in Note 8 - Acquisition of the Notes to the Consolidated Condensed Financial Statements and Item 1A. Risk Factors below) and potential future acquisitions of companies or technologies, commitments under the Capacity Reservation Agreement with GlobalFoundries (discussed further in Note 14 - Commitments and Contingencies of the Notes to the Consolidated Condensed Financial Statements and Item 1A. Risk Factors below), and the expansion of our sales and marketing activities. We believe our expected future cash earnings, existing cash, cash equivalents, investment balances, and available borrowings under our Revolving Credit Facility will be sufficient to meet our capital requirements through at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time.
Contractual Obligations
See Note 14 - Commitments and Contingencies, for material changes to our contractual obligations from those previously disclosed in our fiscal year 2021 Annual Report on Form 10-K for the fiscal year ended March 27, 2021.

Revolving Credit Facility

On July 8, 2021, the Company entered into a second amended and restated credit agreement (the “Second Amended Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. The Second Amended Credit Agreement provides for a $300 million senior secured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures on July 8, 2026 (the “Maturity Date”). The Revolving Credit Facility is required to be guaranteed by all of Cirrus Logic’s material domestic subsidiaries ("Subsidiary Guarantors"). The Revolving Credit Facility is secured by substantially all the assets of Cirrus Logic and any Subsidiary Guarantors, except for certain excluded assets.

Borrowings under the Revolving Credit Facility may, at Cirrus Logic’s election, bear interest at either (a) a base rate plus the applicable margin ("Base Rate Loans") or (b) a LIBOR rate plus the applicable margin ("LIBOR Rate Loans"). The Applicable Margin ranges from 0% to 0.75% per annum for Base Rate Loans and 1.00% to 1.75% per annum for LIBOR Rate Loans based on the ratio of consolidated funded indebtedness to consolidated EBITDA for the most recently ended period of four consecutive fiscal quarters (the “Consolidated Leverage Ratio”). The Second Amended Credit Agreement further provides a method for determining an alternative rate of interest if the LIBOR Rate is no longer available or upon the occurrence of certain other events. A Commitment Fee accrues at a rate per annum ranging from 0.175% to 0.275% (based on the Consolidated Leverage Ratio) on the average daily unused portion of the commitment of the lenders.

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

As of September 25, 2021, the Company had no amounts outstanding under the Revolving Credit Facility and was in compliance with all covenants under the Second Amended Credit Agreement.

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

Based upon the evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were effective as of September 25, 2021.
Changes in control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 25, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information regarding legal proceedings to which the Company is a party is set forth in Note 15 – Legal Matters to our unaudited consolidated condensed financial statements and is incorporated herein by reference.

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

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer, or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business.  For the second quarter of fiscal years 2022 and 2021, our ten largest end customers represented approximately 93 percent and 94 percent of our net sales, respectively. For the first six month periods of fiscal years 2022 and 2021, our ten largest end customers represented approximately 92 percent and 93 percent of our net sales, respectively. We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 80 percent and 82 percent of the Company’s total net sales for the second quarter of fiscal years 2022 and 2021, respectively and 77 percent and 82 percent for the first six months of fiscal years 2021 and 2020, respectively.  No other end customer or distributor represented more than 10 percent of net sales for the three months ended September 25, 2021, or September 26, 2020.

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

Due to recent industry-wide capacity constraints, and in an effort to alleviate some of our future expected supply constraints, the Company entered into a Capacity Reservation and Wafer Supply Commitment Agreement with GlobalFoundries on July 28, 2021. In exchange for GlobalFoundries’ capacity commitment, the Company agreed to pay a $60 million non-refundable capacity reservation fee. In addition, the Company agreed to pre-pay GlobalFoundries $195 million for future wafer purchases, which will be credited back to the Company as a portion of the price of wafers purchased beginning in the third quarter of calendar year 2023. Pursuant to the agreement, the Company expects to purchase at least $1.6 billion in wafers for calendar years 2022 through 2026. The agreement further sets wafer pricing for products purchased pursuant to the agreement through 2026. Although we believe this agreement is a good use of our financial resources and secures capacity for certain products through 2026, the agreement with GlobalFoundries involves certain risks that may result in excess inventory, place us at a competitive disadvantage, have a negative impact on our liquidity, or materially and adversely affect our results of operations and financial condition.

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
We do not own or operate a semiconductor fabrication facility and do not have the resources to manufacture our products internally. We use third parties to manufacture, assemble, package and test the vast majority of our products. As a result, we are subject to risks associated with these third parties, including:
▪insufficient capacity available to meet our demand on time;

▪inability for our suppliers to obtain the equipment or replacement parts necessary to fully operate their facilities or expand available manufacturing capacity;
▪inadequate manufacturing yields and excessive costs;
▪inability of these third parties to obtain an adequate supply of raw materials;
▪extended lead times on supplies used in the manufacturing of our products;
▪difficulties selecting and integrating new subcontractors;
▪limited warranties on products supplied to us;
▪potential increases in prices (including the cost of freight); and
▪increased exposure to potential misappropriation of our intellectual property.

Outside of our long-term supply agreement for wafer fabrication supply with GlobalFoundries, our outside foundries and assembly and test suppliers generally manufacture our products on a purchase order basis, and we have few other long-term supply arrangements with these suppliers. Therefore, our third-party manufacturers and suppliers are not obligated to supply us with products for any specific period of time, quantity, or price, except as may be provided in any particular purchase order or in relation to an existing supply agreement. A manufacturing or supply disruption experienced by one or more of our outside suppliers or a disruption of our relationship with an outside foundry could negatively impact the production of certain of our products for a substantial period of time.

Like many others in the semiconductor industry, we have experienced the effects of industry-wide manufacturing capacity constraints. These supply challenges are currently limiting our ability to fully satisfy recent increases in demand for some of our products. We do not typically manufacture the majority of these products at more than one foundry or more than one assembly and test subcontractor, and the costs and effort associated with the potential transfer of any portion of our supply chain to a backup supplier would likely be substantial. Therefore, if one or more of our third-party manufacturers and suppliers are not able to provide us sufficient capacity to meet our current demand, we may not be able to ship our products to customers on time and in the quantity requested, which could cause an unanticipated decline in our sales and damage our existing customer relationships and our ability to establish new customer relationships. Capacity constraints could further result in increased prices in our supply chain, which, if we are unable to increase our selling price to our customers or if we have previously committed to pricing with them, could result in lower revenues and margins that could adversely affect our financial results.

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

The benefits we expect to realize from the acquisition will depend, in part, on our ability to integrate the businesses successfully and efficiently, and our ability to retain, motivate and support key management, engineering, technical and other personnel. These expected benefits may be further impacted by supply constraints, customer order cancellations or the failure of customers to place orders consistent with current forecasts for Lion Semiconductor’s fast-charging IC products. In addition, a significant portion of our expectations for strong revenue in the coming years depends on products currently under development, which are subject to product development risks associated with the successful completion, testing, and commercial launch of these new products.

If we fail to manage these risks effectively, the financial and business results of the Company could be adversely affected.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended September 25, 2021 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximately Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
June 27, 2021 - July 24, 2021	—	$—	—	$347,514
July 25, 2021 - August 21, 2021	505	79.28	505	307,511
August 22, 2021 - September 25, 2021	—	—	—	307,511
Total	505	$79.28	505	$307,511

(1) The Company currently has one active share repurchase program, the $350 million share repurchase program authorized by the Board of Directors in January 2021. The repurchases are to be funded from existing cash and intended to be effected from time to time in accordance with applicable securities laws through the open market or in privately negotiated transactions. The timing of the repurchases and the actual amount purchased depend on a variety of factors including general market and economic conditions and other corporate considerations. The program does not have an expiration date, does not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company's discretion. The Company repurchased 0.5 million shares of its common stock for $40.0 million during the second quarter of fiscal year 2022, under the 2021 repurchase program. All of these shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of September 25, 2021.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

The following exhibits are filed as part of or incorporated by reference into this Report:

3.1	Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998 (1)
3.2	Amended and Restated Bylaws of Registrant (2)
10.1	Agreement and Plan of Merger, entered July 8, 2021, among Lion, Cirrus Logic, Merger Sub, and the Agent (3)
10.2
Second Amended and Restated Credit Agreement, entered July 8, 2021, among Cirrus Logic, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as a Lender and Administrative Agent (3)

10.3	Restricted Stock Unit Agreement for Non-Executive Directors under the Cirrus Logic, Inc. 2018 Long Term Incentive Plan (4)
10.4	Stock Option Agreement for Non-Executive Directors under the Cirrus Logic, Inc. 2018 Long Term Incentive Plan (4)
10.5 +†	Capacity Reservation and Wafer Supply Commitment Agreement (4)
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

1.Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 22, 2001 (Registration No. 000-17795).
2.Incorporated by reference from Registrant’s Report on Form 8-K filed with the Commission on March 26, 2021 (Registration No. 000-17795).
3.Incorporated by reference from Registrant's Report on Form 8-K filed with the Commission on July 8, 2021 (Registration No. 000-17795).
4.Incorporated by reference from Registrant's Report on Form 10-Q filed with the Commission on July 28, 2021 (Registration No. 000-17795).

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

CIRRUS LOGIC, INC.

Date:	November 1, 2021	/s/ Thurman K. Case

Thurman K. Case

Vice President, Chief Financial Officer and Principal Accounting Officer