Form 10-Q
period 2021-12-25
CIRRUS LOGIC, INC.
filed 2022-01-31
CIK 772406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 25, 2021

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
Yes ☐    No ☑
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of January 27, 2022 was 57,282,584.

CIRRUS LOGIC, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED DECEMBER 25, 2021

Part I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	December 25,	March 27,
	2021	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$195,121	$442,164
Marketable securities	3,719	55,697
Accounts receivable, net	326,131	108,712
Inventories	148,525	173,263
Prepaid assets	41,406	37,576
Other current assets	48,619	25,107
Total current assets	763,521	842,519

Long-term marketable securities	72,118	312,759
Right-of-use lease assets	173,054	133,548
Property and equipment, net	157,186	154,942
Intangibles, net	165,581	22,031
Goodwill	437,783	287,518
Deferred tax assets	7,203	9,977
Long-term prepaid wafers	195,000	—
Other assets	96,671	67,320
Total assets	$2,068,117	$1,830,614

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$110,250	$102,744
Accrued salaries and benefits	43,044	54,849
Software license agreements	24,791	28,006
Current lease liabilities	14,653	14,573
Acquisition-related liabilities	30,964	—
Other accrued liabilities	15,812	13,438
Total current liabilities	239,514	213,610

Long-term liabilities:
Software license agreements	17,749	36,096
Non-current income taxes	77,683	64,020
Non-current lease liabilities	164,896	127,883
Long-term acquisition-related liabilities	5,528	—
Total long-term liabilities	265,856	227,999

Stockholders' equity:
Capital stock	1,556,746	1,498,819
Accumulated earnings (deficit)	6,416	(112,689)
Accumulated other comprehensive income (loss)	(415)	2,875
Total stockholders' equity	1,562,747	1,389,005
Total liabilities and stockholders' equity	$2,068,117	$1,830,614

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	December 25,	December 26,	December 25,	December 26,
	2021	2020	2021	2020
Net sales	$548,349	$485,795	$1,291,488	$1,075,693
Cost of sales	258,827	234,295	626,576	516,511
Gross profit	289,522	251,500	664,912	559,182
Operating expenses
Research and development	107,101	89,435	294,913	252,986
Selling, general and administrative	38,247	32,415	111,526	93,366
Restructuring costs	—	—	—	352
Total operating expenses	145,348	121,850	406,439	346,704
Income from operations	144,174	129,650	258,473	212,478
Interest income	140	1,465	1,448	4,958
Interest expense	(218)	(259)	(730)	(798)
Other income (expense)	(87)	(207)	1,530	688
Income before income taxes	144,009	130,649	260,721	217,326
Provision for income taxes	16,373	16,281	30,780	25,263
Net income	$127,636	$114,368	$229,941	$192,063

Basic earnings per share	$2.23	$1.97	$4.01	$3.30
Diluted earnings per share	$2.16	$1.91	$3.88	$3.20
Basic weighted average common shares outstanding	57,178	58,024	57,374	58,176
Diluted weighted average common shares outstanding	59,031	59,963	59,317	60,101

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands; unaudited)

	Three Months Ended		Nine Months Ended
	December 25,	December 26,	December 25,	December 26,
	2021	2020	2021	2020
Net income	$127,636	$114,368	$229,941	$192,063
Other comprehensive income (loss), before tax
Foreign currency translation gain (loss)	(107)	428	(324)	2,093
Unrealized gain (loss) on marketable securities	(650)	(649)	(3,756)	8,106
Benefit (provision) for income taxes	137	136	790	(1,702)
Comprehensive income	$127,016	$114,283	$226,651	$200,560

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Nine Months Ended
	December 25,	December 26,
	2021	2020
Cash flows from operating activities:
Net income	$229,941	$192,063
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	45,156	35,478
Stock-based compensation expense	49,368	42,069
Deferred income taxes	(8,243)	3,679
Loss on retirement or write-off of long-lived assets	527	52
Other non-cash adjustments	282	124
MEMS restructuring charges	—	352
Net change in operating assets and liabilities:
Accounts receivable, net	(210,694)	(90,806)
Inventories	32,413	4,036
Long-term prepaid wafers	(195,000)	—
Other assets	(101,160)	(3,529)
Accounts payable and other accrued liabilities	(12,720)	6,157
Income taxes payable	159	(13,233)
Acquisition-related liabilities	36,493	—
Net cash (used in) provided by operating activities	(133,478)	176,442

Cash flows from investing activities:
Maturities and sales of available-for-sale marketable securities	366,582	97,415
Purchases of available-for-sale marketable securities	(77,716)	(153,505)
Purchases of property, equipment and software	(18,091)	(11,734)
Investments in technology	(3,463)	(1,310)
Acquisition of business, net of cash obtained	(276,884)	—
Net cash used in investing activities	(9,572)	(69,134)

Cash flows from financing activities:
Debt issuance costs	(1,718)	—
Issuance of common stock, net of shares withheld for taxes	8,562	6,487
Repurchase of stock to satisfy employee tax withholding obligations	(18,335)	(13,619)
Repurchase and retirement of common stock	(92,502)	(65,001)
Net cash used in financing activities	(103,993)	(72,133)

Net (decrease) increase in cash and cash equivalents	(247,043)	35,175

Cash and cash equivalents at beginning of period	442,164	292,119
Cash and cash equivalents at end of period	$195,121	$327,294

The accompanying notes are an integral part of these consolidated condensed financial statements.

CIRRUS LOGIC, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands; unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended	Shares	Amount
Balance, September 26, 2020	57,957	$58	$1,466,920	$(155,260)	$5,113	$1,316,831
Net income	—	—	—	114,368	—	114,368
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(513)	(513)
Change in foreign currency translation adjustments	—	—	—	—	428	428
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	522	1	3,220	(12,347)	—	(9,126)
Repurchase and retirement of common stock	(459)	(1)	—	(34,999)	—	(35,000)
Stock-based compensation	—	—	13,369	—	—	13,369
Balance, December 26, 2020	58,020	$58	$1,483,509	$(88,238)	$5,028	$1,400,357

Balance, September 25, 2021	57,128	$57	$1,533,500	$(65,672)	$205	$1,468,090
Net income	—	—	—	127,636	—	127,636
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(513)	(513)
Change in foreign currency translation adjustments	—	—	—	—	(107)	(107)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	619	1	5,357	(15,551)	—	(10,193)
Repurchase and retirement of common stock	(501)	(1)	—	(39,997)	—	(39,998)
Stock-based compensation	—	—	17,832	—	—	17,832
Balance, December 25, 2021	57,246	$57	$1,556,689	$6,416	$(415)	$1,562,747
Nine Months Ended
Balance, March 28, 2020	58,242	$58	$1,434,871	$(201,681)	$(3,469)	$1,229,779
Net income	—	—	—	192,063	—	192,063
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	6,404	6,404
Change in foreign currency translation adjustments	—	—	—	—	2,093	2,093
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	713	1	6,487	(13,620)	—	(7,132)
Repurchase and retirement of common stock	(935)	(1)	—	(65,000)	—	(65,001)
Stock-based compensation	—	—	42,151	—	—	42,151
Balance, December 26, 2020	58,020	$58	$1,483,509	$(88,238)	$5,028	$1,400,357

Balance, March 27, 2021	57,652	$58	$1,498,761	$(112,689)	$2,875	$1,389,005
Net income	—	—	—	229,941	—	229,941
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(2,966)	(2,966)
Change in foreign currency translation adjustments	—	—	—	—	(324)	(324)
Issuance of stock under stock option plans and other, net of shares withheld for employee taxes	766	1	8,560	(18,336)	—	(9,775)
Repurchase and retirement of common stock	(1,172)	(2)	—	(92,500)	—	(92,502)
Stock-based compensation	—	—	49,368	—	—	49,368
Balance, December 25, 2021	57,246	$57	$1,556,689	$6,416	$(415)	$1,562,747

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

In May 2020, the SEC adopted final rules that amend the financial statement requirements for significant business acquisitions and dispositions. Among other things, the rules modify the significance tests and improve the disclosure requirements for acquired or to be acquired businesses and related pro forma financial information, the periods those financial statements must cover, and the form and content of the pro forma financial information. The final rules were effective January 1, 2021. The Company has adopted the final rules and applied changes in conjunction with its previously-announced business acquisition described in Note 8 - Acquisition.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured at the acquisition date in accordance with Revenue from Contracts with Customers (Topic 606) as if the acquirer had originated the contracts. Prior to the issuance of this ASU, contract assets and liabilities were recognized at fair value on the acquisition date. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within that fiscal year, with early adoption permitted, and should be applied on a prospective basis. The Company is currently evaluating the impact of this guidance.

3. Marketable Securities

The Company’s investments have been classified as available-for-sale securities in accordance with U.S. GAAP.  Marketable securities are categorized on the consolidated condensed balance sheet as "Marketable securities", within the short-term or long-term classification, as appropriate.

The following table is a summary of available-for-sale securities at December 25, 2021 (in thousands):

As of December 25, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate debt securities	$70,243	$45	$(499)	$69,789
Non-U.S. government securities	509	—	(1)	508
U.S. Treasury securities	5,377	—	(35)	5,342
Agency discount notes	200	—	(2)	198
Total securities	$76,329	$45	$(537)	$75,837

The Company typically invests in highly-rated securities with original maturities generally ranging from one to three years. The Company's specifically identified gross unrealized losses of $0.5 million related to securities with total amortized costs of approximately $67.0 million at December 25, 2021. There were no securities that had been in a continuous unrealized loss position for more than 12 months as of December 25, 2021. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipated or actual changes in credit rating and duration management.  The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, changes in market interest rates and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of December 25, 2021, the Company does not consider any of its investments to be impaired.

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

The cost and estimated fair value of available-for-sale securities by contractual maturities were as follows (in thousands):

	December 25, 2021		March 27, 2021
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$3,705	$3,719	$54,895	$55,698
After 1 year	72,624	72,118	310,297	312,758
Total	$76,329	$75,837	$365,192	$368,456

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

The Company's long-term revolving credit facility, described in Note 9, bears interest at a base rate plus applicable margin or LIBOR plus applicable margin. As of December 25, 2021, there are no amounts drawn under the credit facility and the fair value is zero.

As of December 25, 2021 and March 27, 2021, the Company has no material Level 3 assets or liabilities.  There were no transfers between Level 1, Level 2, or Level 3 measurements for the three or nine months ended December 25, 2021.

The following summarizes the fair value of our financial instruments at December 25, 2021 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$102,604	$—	$—	$102,604

Available-for-sale securities
Corporate debt securities	$—	$69,789	$—	$69,789
Non-U.S. government securities	—	508	—	508
U.S. Treasury securities	5,342	—	—	5,342
Agency discount notes	—	198	—	198
	$5,342	$70,495	$—	$75,837

The following summarizes the fair value of our financial instruments at March 27, 2021 (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Cash equivalents
Money market funds	$405,819	$—	$—	$405,819

Available-for-sale securities
Corporate debt securities	$—	$352,061	$—	$352,061
Non-U.S. government securities	—	13,633	—	13,633
Agency discount notes	—	2,762	—	2,762
	$—	$368,456	$—	$368,456

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

As of December 25, 2021, the Company held one foreign currency forward contract denominated in British Pound Sterling with a notional value of $10.4 million. The fair value of this contract was not material as of December 25, 2021.

The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 25,	December 26,	December 25,	December 26,
	2021	2020	2021	2020	Location
Gain (loss) recognized in income:
Foreign currency forward contracts	$(285)	$984	$(350)	$2,903	Other income (expense)

6. Accounts Receivable, net

The following are the components of accounts receivable, net (in thousands):

	December 25,	March 27,
	2021	2021
Gross accounts receivable	$326,131	$108,712
Allowance for doubtful accounts	—	—
Accounts receivable, net	$326,131	$108,712

The significant increase in accounts receivable is due primarily to the volume and timing of shipments in the current fiscal quarter versus the fourth quarter of fiscal year 2021.

7. Inventories

Inventories are comprised of the following (in thousands):

	December 25,	March 27,
	2021	2021
Work in process	$95,518	$92,073
Finished goods	53,007	81,190
	$148,525	$173,263

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

At the acquisition date, total consideration transferred was approximately $280.5 million, inclusive of $4.9 million in cash acquired. During the third quarter of fiscal year 2022 an additional $1.2 million of consideration was paid related to contractual post-closing adjustment provisions. The remaining merger consideration of $31.0 million is subject to indemnity provisions as outlined in the merger agreement and is recorded as a liability as of December 25, 2021.

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

Revenues attributable to the Lion business from the date of acquisition to December 25, 2021 were $30.9 million and are included in the consolidated condensed statements of income for the current period. Transaction costs in connection with the Acquisition were immaterial for the nine months ended December 25, 2021, and are included in "Selling, general and administrative" expense in the consolidated condensed statements of income. Pro forma information related to the Acquisition has not been presented because it would not be materially different from amounts reported.

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

As of December 25, 2021, the Company had no amounts outstanding under the Revolving Credit Facility and was in compliance with all covenants under the Second Amended Credit Agreement.

10. Revenues

Disaggregation of revenue

We disaggregate revenue from contracts with customers by product line and ship to location of the customer. During the fourth quarter of fiscal year 2021, we adjusted how we report product line revenue to better represent our business and strategic focus. Sales are designated in the respective product line categories of Audio and High-Performance Mixed-Signal.

Total net sales based on the product line disaggregation criteria described above are shown in the table below (in thousands). Prior periods were retrospectively adjusted to conform to the new product line categories.

	Three Months Ended		Nine Months Ended
	December 25,	December 26,	December 25,	December 26,
	2021	2020	2021	2020
Audio Products	$341,897	$381,885	$860,027	$868,239
High-Performance Mixed-Signal Products	206,452	103,910	431,461	207,454
	$548,349	$485,795	$1,291,488	$1,075,693

The geographic regions that are reviewed are China, the United States, and the rest of the world. Total net sales based on the geographic disaggregation criteria described are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 25,	December 26,	December 25,	December 26,
	2021	2020	2021	2020
China	$384,254	$371,990	$855,772	$823,301
United States	10,341	8,905	21,697	17,192
Rest of World	153,754	104,900	414,019	235,200
	$548,349	$485,795	$1,291,488	$1,075,693
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

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended		Nine Months Ended
	December 25,	December 26,	December 25,	December 26,
	2021	2020	2021	2020
Income before income taxes	$144,009	$130,649	$260,721	$217,326
Provision for income taxes	$16,373	$16,281	$30,780	$25,263
Effective tax rate	11.4%	12.5%	11.8%	11.6%

Our income tax expense was $16.4 million and $16.3 million for the third quarters of fiscal years 2022 and 2021, respectively, resulting in effective tax rates of 11.4% and 12.5%, respectively.  Our income tax expense was $30.8 million and $25.3 million for the first nine months of fiscal years 2022 and 2021, respectively, resulting in effective tax rates of 11.8% and 11.6%, respectively. Our effective tax rates for the third quarter and first nine months of fiscal year 2022 were lower than the federal statutory rate primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate and excess tax benefits from stock-based compensation. Our effective tax rates for the third quarter and first nine months of fiscal year 2021 were lower than the federal statutory rate primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate and excess tax benefits from stock-based compensation. The effective tax rate for the first nine months of fiscal year 2021 was further impacted by the favorable remeasurement of previously unrecognized tax benefits recognized as a discrete item in the second quarter of fiscal year 2021.

The Company records unrecognized tax benefits for the estimated risk associated with tax positions taken on tax returns.  At December 25, 2021, the Company had unrecognized tax benefits of $32.9 million, all of which would impact the effective tax rate if recognized.  The Company’s total unrecognized tax benefits are classified as “Non-current income taxes" in the consolidated condensed balance sheets. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.  As of December 25, 2021, the balance of accrued interest and penalties, net of tax, was $4.8 million.

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

The following table details the calculation of basic and diluted earnings per share for the three and nine months ended December 25, 2021 and December 26, 2020 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 25,	December 26,	December 25,	December 26,
	2021	2020	2021	2020
Numerator:
Net income	$127,636	$114,368	$229,941	$192,063
Denominator:
Weighted average shares outstanding	57,178	58,024	57,374	58,176
Effect of dilutive securities	1,853	1,939	1,943	1,925
Weighted average diluted shares	59,031	59,963	59,317	60,101
Basic earnings per share	$2.23	$1.97	$4.01	$3.30
Diluted earnings per share	$2.16	$1.91	$3.88	$3.20

The weighted outstanding shares excluded from our diluted calculation for the three and nine months ended December 25, 2021 were 102 thousand and 97 thousand, respectively, as the shares were anti-dilutive. The weighted outstanding shares excluded from our diluted calculation for the three and nine months ended December 26, 2020, were 159 thousand and 350 thousand, respectively, as the shares were anti-dilutive.

14. Commitments and Contingencies

Capacity Reservation Agreement

On July 28, 2021, the Company entered into a Capacity Reservation and Wafer Supply Commitment Agreement (the “Capacity Reservation Agreement”) with GLOBALFOUNDRIES Singapore Pte. Ltd. (“GlobalFoundries”) to provide the Company a wafer capacity commitment and wafer pricing for Company products for calendar years 2022-2026 (the “Commitment Period”).

The Capacity Reservation Agreement requires GlobalFoundries to provide, and the Company to purchase, a defined number of wafers on a quarterly basis for the Commitment Period, subject to shortfall payments. In exchange for GlobalFoundries’ capacity commitment, the Company paid a $50 million non-refundable capacity reservation fee. This reservation fee is recorded in "Other current assets" and "Other assets" on the consolidated condensed balance sheets within the short-term or long-term classification, as appropriate, and amortized over the Commitment Period. In addition, the Company pre-paid GlobalFoundries $175 million for future wafer purchases, which will be credited back to the Company as a portion of the price of wafers purchased beginning in the third quarter of calendar year 2023. This prepayment is currently recorded in "Long-term prepaid wafers" on the consolidated condensed balance sheets. The Company currently estimates that it is obligated to purchase at least approximately $1.6 billion of wafers from GlobalFoundries under the Capacity Reservation Agreement.

In addition, the Capacity Reservation Agreement provides the Company an option to reserve a specified portion of the capacity commitment for wafers that include certain additional technology beginning in calendar year 2023. The Company exercised that option in the second quarter of fiscal year 2022, and GlobalFoundries agreed to provide up to a maximum portion of the wafers pursuant to the capacity commitment with this additional technology. In exchange for the capacity commitment with the additional technology, the Company paid an additional $10 million non-refundable fee and pre-paid an additional $20 million for future wafer purchases. These payments are recorded similarly to the description above.

Lease Agreement

The Company entered into a new 11-year lease in the third quarter of fiscal year 2022 for additional office space in Austin, Texas. As a result of this transaction, the Company recognized a liability of $44.6 million for future lease payments and a corresponding right to use asset. Lease liabilities and right-of-use assets are presented separately on the consolidated condensed balance sheets as of December 25, 2021.

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

16. Stockholders’ Equity

Common Stock

The Company issued a net 0.6 million and 0.8 million shares of common stock during the three and nine months ended December 25, 2021, pursuant to the Company's equity incentive plans. The Company issued a net 0.5 million and 0.7 million shares of common stock during the three and nine months ended December 26, 2020, pursuant to the Company's equity incentive plans.

Share Repurchase Program

In January 2021, the Board of Directors authorized the repurchase of an additional $350 million of the Company’s common stock. Since inception, approximately $82.5 million of the Company’s common stock has been repurchased under the 2021 share repurchase program, leaving approximately $267.5 million available for repurchase under this plan as of December 25, 2021.  During the three months ended December 25, 2021, the Company repurchased 0.5 million shares of its common stock under the 2021 plan for $40.0 million, at an average cost of $79.87 per share. During the nine months ended December 25, 2021, the Company repurchased 1.2 million shares of its common stock under both the 2021 plan and the prior $200 million 2019 share repurchase program for $92.5 million, at an average cost of $78.95 per share. During the three months ended June 26, 2021, the Company completed share repurchases under the 2019 plan.

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

Special Note Regarding Forward-Looking Statements

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

In the second quarter of fiscal year 2022, the Company acquired Lion Semiconductor, Inc. ("Lion") (the "Acquisition"), a leading provider of proprietary fast-charging and power ICs. We entered the transaction with the expectation that the Acquisition would accelerate growth of our high-performance mixed-signal product line in the coming years. See additional information in Note 8 - Acquisition of the Notes to the Consolidated Condensed Financial Statements and Item 1A. Risk Factors below.

Cirrus Logic continues to experience demand significantly above available capacity and are actively working with our suppliers to meet as much demand as possible while also balancing our customer relationships and financial health. In the second quarter of fiscal year 2022, we entered into a long-term Capacity Reservation and Wafer Supply Commitment Agreement with GlobalFoundries, a foundry partner for many of our strategic products. This will expand our ability to address unprecedented market demand and provide customers with much-needed supply assurance. We agreed to $255 million in payments to GlobalFoundries under this agreement, which includes the previously announced $225 million in capacity commitments and an additional $30 million associated with a technology option that was exercised in the second quarter of fiscal year 2022. These payments were made in the third quarter of fiscal year 2022. See additional information in Note 14 - Commitments and Contingencies of the Notes to the Consolidated Condensed Financial Statements and Item 1A. Risk Factors below.

Additionally, the Company has observed increased competition in hiring and retaining qualified executives and employees, which is expected to result in increased research and development costs in future periods. For more information, please see Item 1A “Risk Factors”.

Impact of COVID-19

The Company remains committed to the safety and well-being of our employees, their families and our communities across the globe, while maintaining business continuity and continuing to provide outstanding support to our customers. At this time, the majority of our employees worldwide continue to work remotely and remain subject to travel restrictions, due to COVID-19. Despite these challenges, all teams across the organization remain highly productive and we currently anticipate that the Company will be able to continue to maintain a similar level of productivity for the foreseeable future. Although we have not experienced a significant reduction in our overall productivity through fiscal year 2022 to date, any increased or additional disruptions to our business operations or those of our suppliers, or additional supply chain costs or constraints, would likely impact our ability to continue to maintain current levels of productivity.

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

There have been no significant changes during the nine months ended December 25, 2021, to the information provided under the heading “Critical Accounting Policies” included in our fiscal year 2021 Annual Report on Form 10-K for the fiscal year ended March 27, 2021, with the exception of the following as a result of the Acquisition.

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

The following table summarizes the results of our operations for the first three and nine months of fiscal years 2022 and 2021, respectively, as a percentage of net sales.  All percentage amounts were calculated using the underlying data in thousands, unaudited:

	Three Months Ended		Nine Months Ended
	December 25,	December 26,	December 25,	December 26,
	2021	2020	2021	2020
Net sales	100%	100%	100%	100%
Gross margin	53%	52%	51%	52%
Research and development	20%	18%	23%	23%
Selling, general and administrative	7%	7%	8%	9%
Restructuring costs	—%	—%	—%	—%
Income from operations	26%	27%	20%	20%
Interest income	—%	—%	—%	—%
Interest expense	—%	—%	—%	—%
Other income	—%	—%	—%	—%
Income before income taxes	26%	27%	20%	20%
Provision for income taxes	3%	3%	2%	2%
Net income	23%	24%	18%	18%

Net Sales

Net sales for the third quarter of fiscal year 2022 increased $62.5 million, or 13 percent, to $548.3 million from $485.8 million in the third quarter of fiscal year 2021.  Net sales from high-performance mixed-signal products increased $102.5 million for the quarter versus the third quarter of fiscal year 2021, primarily due to content gains in smartphones and, to a lesser extent, higher sales of fast-charging ICs in smartphones. Net sales from our audio products decreased $40.0 million, primarily driven by lower volumes of smartphone components, partly due to a later product launch in calendar 2020 versus 2021; as a result, our inventory build and initial volumes for this cycle began in the September quarter. This decrease was partially offset by increases in audio products in laptops.

Net sales for the first nine months of fiscal year 2022 increased $215.8 million, or 20.1 percent, to $1.29 billion from $1.08 billion in the first nine months of fiscal year 2021. Net sales from high-performance mixed-signal products increased $224.0 million for the first nine months of fiscal year 2022 versus the comparable period in the prior fiscal year due to content gains in smartphones and, to a lesser extent, higher sales of fast-charging ICs in smartphones. Net sales from our audio products decreased $8.2 million, primarily due to lower volumes in smartphones and headwinds in wired headset codecs, partially offset by an increase in audio products in laptops.

International sales, including sales to U.S.-based end customers that manufacture products through contract manufacturers or plants located overseas, were approximately 98 percent of net sales for each of the third quarters and first nine month periods of fiscal years 2022 and 2021. Our sales are denominated primarily in U.S. dollars.

Since the components we produce are largely proprietary, we consider our end customer to be the entity specifying the use of our component in their design. These end customers may purchase our products directly from us, through distributors or third-party manufacturers contracted to produce their designs.  For the third quarter of fiscal years 2022 and 2021, our ten largest end customers represented approximately 93 percent and 95 percent of our net sales, respectively. For the first nine months of fiscal years 2022 and 2021, our ten largest customers represented approximately 93 percent and 94 percent of our net sales, respectively.

We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 82 percent and 87 percent, of the Company’s total net sales for the third quarters of fiscal years 2022 and 2021, respectively and 79 percent and 84 percent for the first nine months of fiscal years 2022 and 2021, respectively.

No other end customer or distributor represented more than 10 percent of net sales for the three and nine months ended December 25, 2021 or December 26, 2020.

For more information, please see Part II—Item 1A—Risk Factors— “We depend on a limited number of customers and distributors for a substantial portion of our sales, and the loss of, or a significant reduction in orders from, or pricing on products sold to, any key customer or distributor could significantly reduce our sales and our profitability.”

Gross Margin

Gross margin was 52.8 percent in the third quarter of fiscal year 2022, up from 51.8 percent in the third quarter of fiscal year 2021. The increase reflects the phasing in of price increases across a number of our products in response to escalating costs within our supply chain.

Gross margin was 51.5 percent for the first nine months of fiscal year 2022, down from 52.0 percent for the first nine months of fiscal year 2021. The decrease was due primarily to increased supply chain costs, amortization of the fair value adjustment of inventory as a result of the Acquisition and higher reserves, offset by the phasing in of price increases across a number of our products in response to escalating costs within our supply chain.

Research and Development Expense

Research and development expense for the third quarter of fiscal year 2022 was $107.1 million, an increase of $17.7 million, from $89.4 million in the third quarter of fiscal year 2021.  The primary drivers were increased amortization of acquisition intangibles, employee-related expenses, acquisition-related costs, stock compensation and variable compensation costs, offset by reduced product development costs.

Research and development expense for the first nine months of fiscal year 2022 was $294.9 million, an increase of $41.9 million, from $253.0 million for the first nine months of fiscal year 2021 primarily due to increased employee-related expenses, including costs associated with the expansion of our power-related products team, amortization of acquisition intangibles, variable compensation, acquisition-related, stock compensation and facilities-related costs, offset by decreased product development costs and increased R&D incentives.

Selling, General and Administrative Expense

Selling, general and administrative expense for the third quarter of fiscal year 2022 was $38.2 million, an increase of $5.8 million, from $32.4 million in the third quarter of fiscal year 2021 primarily due to increases in employee-related expenses, stock compensation and professional services costs.

Selling, general and administrative expense for the first nine months of fiscal year 2022 was $111.5 million, an increase of $18.1 million, from $93.4 million for the first nine months of fiscal year 2021. The increase was primarily due to increased employee-related expenses, professional services costs, variable compensation and stock compensation costs during the year.

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

Interest Income

The Company reported interest income of $0.1 million and $1.4 million, for the three and nine months ended December 25, 2021, respectively and $1.5 million and $5.0 million for the three and nine months ended December 26, 2020, respectively. Interest income decreased in the current periods due to lower yields on lower combined average cash, cash equivalent and marketable securities balances, compared to the prior periods.

Interest Expense
The Company reported interest expense of $0.2 million and $0.7 million for the three and nine months ended December 25, 2021, respectively and $0.3 million and $0.8 million for the three and nine months ended December 26, 2020, respectively.  Interest expense consists primarily of commitment fees associated with the Company's Revolving Credit Facility (see Note 9).

Other Income (Expense)

For the three and nine months ended December 25, 2021, the Company reported $0.1 million in other expense and $1.5 million in other income, respectively, and $0.2 million in other expense and $0.7 million in other income for the three and nine months ended December 26, 2020, respectively, primarily related to remeasurement on foreign currency denominated monetary assets and liabilities.

Income Taxes

Our provision for income taxes is based on estimated effective tax rates derived from an estimate of annual consolidated earnings before taxes, adjusted for nondeductible expenses, other permanent items and any applicable credits.

The following table presents the provision for income taxes (in thousands) and the effective tax rates:

	Three Months Ended		Nine Months Ended
	December 25,	December 26,	December 25,	December 26,
	2021	2020	2021	2020
Income before income taxes	$144,009	$130,649	$260,721	$217,326
Provision for income taxes	$16,373	$16,281	$30,780	$25,263
Effective tax rate	11.4%	12.5%	11.8%	11.6%

Our income tax expense for the third quarter of fiscal year 2022 was $16.4 million compared to $16.3 million for the third quarter of fiscal year 2021, resulting in effective tax rates of 11.4% and 12.5%, respectively. Our income tax expense was $30.8 million and $25.3 million for the first nine months of fiscal years 2022 and 2021, respectively, resulting in effective tax rates of 11.8% and 11.6%, respectively. Our effective tax rates for the third quarter and first nine months of fiscal year 2022 were lower than the federal statutory rate primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate and excess tax benefits from stock-based compensation. Our effective tax rates for the third quarter and first nine months of fiscal year 2021 were lower than the federal statutory rate primarily due to the effect of income earned in certain foreign jurisdictions that is taxed below the federal statutory rate and excess tax benefits from stock-based compensation. The effective tax rate for the first nine months of fiscal year 2021 was further impacted by the favorable remeasurement of previously unrecognized tax benefits recognized as a discrete item in the second quarter of fiscal year 2021.

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

Cash from operating activities is net income adjusted for certain non-cash items and changes in working capital.  Cash used in operations was $133.5 million for the first nine months of fiscal year 2022 versus cash provided by operations of $176.4 million for the corresponding period of fiscal year 2021.  The cash flow used in operations during the first nine months of fiscal year 2022 was related to the cash components of our net income and a $450.5 million unfavorable change in working capital, primarily as a result of increases in long-term prepaid wafers associated with terms of the Capacity Reservation Agreement with GlobalFoundries (discussed further in Note 14 - Commitments and Contingencies of the Notes to the Consolidated Condensed Financial Statements), accounts receivables and other assets (a large portion of which resulted from terms of the Capacity Reservation Agreement with GlobalFoundries), partially offset by increases in acquisition-related liabilities and decreases in inventory for the period.  The cash flow from operations during the corresponding period of fiscal year 2021 was related to the cash components of our net income and a $97.4 million unfavorable change in working capital, primarily as a result of increases in accounts receivable and decreases in income taxes payable.

Net cash used in investing activities was $9.6 million during the first nine months of fiscal year 2022 versus $69.1 million during the first nine months of fiscal year 2021.  The cash used in investing activities in the first nine months of fiscal year 2022 was related to the Acquisition, net of cash obtained, of $276.9 million and capital expenditures and technology investments of $21.6 million. Cash used in investing activities was partially offset by net sales of marketable securities of $288.9 million in fiscal year 2022.  The cash used in investing activities in the corresponding period in fiscal year 2021 was related to net purchases of marketable securities of $56.1 million and capital expenditures and technology investments of $13.0 million.

Net cash used in financing activities was $104.0 million during the first nine months of fiscal year 2022 and was primarily associated with stock repurchases for the period of $92.5 million.  The cash used in financing activities during the first nine months of fiscal year 2021 of $72.1 million was primarily associated with stock repurchases during the period of $65.0 million.

Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects, the Acquisition (discussed further in Note 8 - Acquisition of the Notes to the Consolidated Condensed Financial Statements and Item 1A. Risk Factors below) and potential future acquisitions of companies or technologies, commitments under the Capacity Reservation Agreement with GlobalFoundries (discussed further in Note 14 - Commitments and Contingencies of the Notes to the Consolidated Condensed Financial Statements and Item 1A. Risk Factors below), and the expansion of our sales and marketing activities. We believe our expected future cash earnings, existing cash, cash equivalents, investment balances, and available borrowings under our Revolving Credit Facility will be sufficient to meet our capital requirements through at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time.

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

As of December 25, 2021, the Company had no amounts outstanding under the Revolving Credit Facility and was in compliance with all covenants under the Second Amended Credit Agreement.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer (CEO) and chief financial officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Based upon the evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were effective as of December 25, 2021.
Changes in control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 25, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

While we generate sales from a broad base of customers worldwide, the loss of any of our key customers, or a significant reduction in sales or selling prices to any key customer, or reductions in selling prices made to retain key customer relationships, would significantly reduce our revenue, margins and earnings and adversely affect our business.  For the third quarter of fiscal years 2022 and 2021, our ten largest end customers represented approximately 93 percent and 95 percent of our net sales, respectively. For the first nine month periods of fiscal years 2022 and 2021, our ten largest end customers represented approximately 93 percent and 94 percent of our net sales, respectively. We had one end customer, Apple Inc., that purchased through multiple contract manufacturers and represented approximately 82 percent and 87 percent of the Company’s total net sales for the third quarter of fiscal years 2022 and 2021, respectively and 79 percent and 84 percent for the first nine months of fiscal years 2021 and 2020, respectively.  No other end customer or distributor represented more than 10 percent of net sales for the three months ended December 25, 2021, or December 26, 2020.

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

Due to recent industry-wide capacity constraints, and in an effort to alleviate some of our future expected supply constraints, the Company entered into a Capacity Reservation and Wafer Supply Commitment Agreement with GlobalFoundries on July 28, 2021. In exchange for GlobalFoundries’ capacity commitment, the Company paid a $60 million non-refundable capacity reservation fee. In addition, the Company pre-paid GlobalFoundries $195 million for future wafer purchases, which will be credited back to the Company as a portion of the price of wafers purchased beginning in the third quarter of calendar year 2023. Pursuant to the agreement, the Company expects to purchase at least $1.6 billion in wafers for calendar years 2022 through 2026. The agreement further sets wafer pricing for products purchased pursuant to the agreement through 2026. Although we believe this agreement is a good use of our financial resources and secures capacity for certain products through 2026, the agreement with GlobalFoundries involves certain risks that may result in excess inventory, place us at a competitive disadvantage, have a negative impact on our liquidity, or materially and adversely affect our results of operations and financial condition.

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

Competition for highly qualified personnel in our industry, particularly for qualified executives and employees with technical backgrounds, is intense. The number of technology companies in the geographic areas in which we operate is greater than it has been historically and competition for qualified personnel has intensified, and we expect that it will continue. In this environment, we believe that our ability to attract and retain personnel depends on maintaining a strong workplace culture while providing competitive salaries and benefits. If other employers offer greater compensation, workplace flexibility, or other employee benefits than us, we may experience difficulty in attracting, retaining, and motivating the employees necessary to support our strategic plan.

In addition, there is a risk that changes in immigration laws and regulations, or the administration or enforcement of such laws or regulations, could also impair our ability to attract and retain qualified engineering personnel. In the United States, where the majority of our research and development teams are located, future tightening of immigration controls may adversely affect the employment status of non-U.S. engineers and other key technical employees or further impact our ability to hire new non-U.S. employees. Moreover, certain immigration policies in the United States may make it more difficult for us to recruit and retain highly skilled foreign national graduates of universities in the United States, additionally limiting the pool of available talent. In the U.K., where we maintain several design centers, changes to the immigration system brought about by Brexit will likely make it more difficult to employ E.U. nationals to work in the U.K., also limiting our ability to attract and retain qualified technical personnel.

There are significant costs to the Company associated with attracting and retaining qualified personnel in key technology positions. The loss of the services of key personnel or our inability to hire new personnel with the requisite skills or to assimilate talent could restrict our ability to develop new products or enhance existing products in a timely manner, sell products to our customers, or manage our business effectively, any or all of which could have an adverse impact on our results of operations and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended December 25, 2021 (in thousands, except per share amounts):

Monthly Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximately Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 26, 2021 - October 23, 2021	—	$—	—	$307,511
October 24, 2021 - November 20, 2021	377	79.59	377	277,511
November 21, 2021 - December 25, 2021	124	80.73	124	267,514
Total	501	$79.87	501	$267,514

(1) The Company currently has one active share repurchase program, the $350 million share repurchase program authorized by the Board of Directors in January 2021. The repurchases are to be funded from existing cash and intended to be effected from time to time in accordance with applicable securities laws through the open market or in privately negotiated transactions. The timing of the repurchases and the actual amount purchased depend on a variety of factors including general market and economic conditions and other corporate considerations. The program does not have an expiration date, does not obligate the Company to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Company's discretion. The Company repurchased 0.5 million shares of its common stock for $40.0 million during the third quarter of fiscal year 2022, under the 2021 repurchase program. All of these shares were repurchased in the open market and were funded from existing cash. All shares of our common stock that were repurchased were retired as of December 25, 2021.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed as part of or incorporated by reference into this Report:

Number	Description
3.1	Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on August 26, 1998 (1)
3.2	Amended and Restated Bylaws of Registrant (2)
10.1+	Transition Services Agreement dated November 22, 2021 (3)
10.2+	Cirrus Logic, Inc. Executive Severance and Change of Control Plan, as amended and restated on January 20, 2022 (4)
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

1.Incorporated by reference from Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Commission on June 22, 2001 (Registration No. 000-17795).
2.Incorporated by reference from Registrant’s Report on Form 8-K filed with the Commission on March 26, 2021 (Registration No. 000-17795).
3.Incorporated by reference from Registrant's Report on Form 8-K filed with the Commission on November 23, 2021 (Registration No. 000-17795).
4.Incorporated by reference from Registrant's Report on Form 8-K filed with the Commission on January 25, 2022 (Registration No. 000-17795).

+    Indicates a management contract or compensatory plan or arrangement.

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index list noted above and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRRUS LOGIC, INC.

Date:	January 31, 2022	/s/ Thurman K. Case

Thurman K. Case

Vice President, Chief Financial Officer and Principal Accounting Officer